Form 10-K
period 1994-01-31
FOREST CITY ENTERPRISES INC
filed 1994-04-28
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D. C.  20549
                                              FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended           January 31, 1994
                                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from            to

                                  Commission file number   1-4372

                           FOREST CITY ENTERPRISES, INC.
               (Exact name of registrant as specified in its charter)


                 Ohio                                        34-0863886
        (State of incorporation)                         (I.R.S. Employer
                                                         Identification No.)

 10800 Brookpark Road   Cleveland, Ohio                            44130
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code              216-267-1200

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                           which registered
 Class A Common Stock ($.33 1/3 par value)           American Stock Exchange
 Class B Common Stock ($.33 1/3 par value)           American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 1, 1994 the aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $105,254,409 and $52,221,415 for Class A and Class B common stock, respectively.

The number of shares of registrant's common stock outstanding on March 1, 1994 was 5,146,226 and 3,845,388 for Class A and Class B common stock, respectively.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1994 (1993 Annual Report to Shareholders) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 14, 1994 are incorporated by reference into Part III of this Form 10-K.


                                             PART I

Item 1. Business

       Forest City Enterprises, Inc. and subsidiaries (the "Company" or "Forest City Enterprises") is a major national real estate company principally engaged in the development, construction, ownership and management of commercial and residential real estate throughout the United States. The Company is vertically integrated and comprised of three main operating groups: Forest City Rental Properties Corporation, Sunrise Land Company and the Wholesale Lumber Division.

       Forest City Rental Properties Corporation ("Rental Properties"), a wholly-owned subsidiary of Forest City Enterprises, conducts the real estate development and management activity for the Company. Rental Properties focuses on urban development and is engaged in the investment in, development and management of large-scale real estate projects, including regional malls and shopping centers, hotels, office and mixed-use facilities and apartment complexes.

       Sunrise Land Company is involved in the acquisition, development and sale of commercial, industrial and residential land.

       The Wholesale Lumber Division is comprised of the Company's lumber brokerage business which operates in the trading of lumber in the United States and Canada, and a business which sells lumber and building materials to contractors in Northeast Ohio.

       The following material provides additional information about the Company's principal operating groups.

   I. Rental Properties

       Rental Properties was formed as, and has remained, a wholly-owned subsidiary of Forest City Enterprises since its inception on September 19, 1969.

       The goal of Rental Properties is to increase value through the development and ownership of predominantly large-scale real estate projects nationwide, with an emphasis on urban projects. Rental Properties is responsible for the development, construction, management and ownership of a diversity of projects including mixed-use properties, shopping centers, apartment complexes, congregate care facilities, office buildings, hotels and parking facilities. The business of Rental Properties is conducted through three divisions: the Residential Development and Management Division, the Commercial Development Division and the Commercial Management Division.

       The Residential Development and Management Division is responsible for developing, leasing and managing our residential properties. In addition, the Division acquires completed real estate at advantageous prices.

       The Commercial Development Division locates and executes commercial and mixed-use development opportunities, obtaining favorable financing and structuring deals as advantageously as possible. This division also supervises construction and carries out the initial lease up of the properties it develops. Real estate development is a highly competitive business. For this reason, the Company seeks projects to which its special talents, imagination and resources are likely to add value. The Company uses a variety of financing techniques. In addition to being financed through conventional methods, its projects also have been financed with various forms of public/private financing alternatives.These include government-subsidized mortgage loans used to construct housing for the elderly and disadvantaged, bond proceeds on which the interest is tax-free to the recipients and Urban Development Action Grants (either noninterest-bearing or bearing interest at below-market rates) which the Company received as an inducement to develop real estate in economically underdeveloped localities.

       The Commercial Management Division is responsible for the ownership, leasing and management of our shopping centers, office buildings, hotels, and mixed-use projects. Once projects are developed by the Commercial Development Division, they are transferred to the Commercial Management Division. This group is also responsible for increasing cash flow by deciding when to refinance, determining leasing strategy, deciding when to purchase interest rate caps on variable-rate debt and setting capital expenditures.

  II. Sunrise Land Company

       Sunrise Land Company acquires and sells both raw land and developed lots to commercial, industrial and residential users. The Division's efforts are currently concentrated on major developments in Arizona, Florida, Illinois, Nevada, New York and Ohio.

       Competition in this segment is dominated by price, location and availability of product.

 III. Wholesale Lumber Division

            Lumber Brokerage--Forest City Trading Group, Inc., with thirteen offices in the United States and one office in Canada, conducts the lumber brokerage portion of the Company's business. Lumber brokerage consists of the purchase of lumber and plywood from sawmills and other specialty products for immediate resale to retailers and other large purchasers of lumber throughout the United States.

            Approximately 88% of the Division's transactions are direct shipments from the sawmills to the customer. The remainder of its business is delivered from inventory stored at public warehouse facilities.

            Wholesale Lumber--This unit is comprised of two joint ventures in northeastern Ohio which are accounted for on the equity method. Forest City and North American Lumber supplies building materials and lumber to general contractors. Forest City/Babin is a wholesaler of major home appliances, cabinets and hardware to housing contractors.

            The principal factors of competition in this unit are price, service and product availability.

       Number of Employees

       The Company had 2,980 employees as of January 31, 1994, of which 2,309 were full-time and 671 were part-time.

       Segments of Business

       Financial information about industry segments required by this item is incorporated by reference to Note I "Segment Information" which appears on page 30 of the 1993 Annual Report to Shareholders.


Item 2. Properties

       The Corporate headquarters of Forest City Enterprises is located in Cleveland, Ohio and is owned by the Company. Forest City Trading Group maintains its headquarters in Portland, Oregon with thirteen aministrative and sales offices and two manufacturing plants located in eight states and one sales office in North Vancouver, B.C., Canada.

       The "Forest City Rental Properties Corporation Portfolio of Real Estate," presented on pages 18 and 19 of the 1993 Annual Report to Shareholders, lists the shopping centers, office buildings, hotels and apartments in which Rental Properties has an interest and is incorporated herein by reference.


Item 3. Legal Proceedings

      The Company is involved in various claims and lawsuits incidental to its business. The Company's General Counsel is of the opinion that, except for the claims discussed below which may or may not have a material effect, none of the other claims and lawsuits will have a material adverse effect on the Company.

      The Company holds a partnership interest in Grant Liberty Development Group Associates ("GLDGA"). GLDGA and Metropolitan Life Insurance Company ("Metropolitan") hold ownership interests of 40% and 60%, respectively, in Liberty Center Venture ("Partnership"). Metropolitan is also the holder of the nonrecourse mortgage which encumbers the property held by the Partnership. In July 1990, GLDGA initiated an action against Metropolitan alleging Metropolitan violated its fiduciary duty to the Partnership by refusing to refinance or reduce the interest rate on the mortgage and by making decisions detrimental to the Partnership. Subsequently, in March 1991, Metropolitan filed an action against the Partnership to foreclose on the mortgage and obtain title to the property and, subsequent thereto a receiver had been appointed to manage the property.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter.


                       Executive Officers of the Registrant

The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 1994.

The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 14, 1994. (Note: The first order of business at the Annual Meeting of Shareholders will be an immediate adjournment to Tuesday, June 21, 1994 because of a scheduling conflict with many of the Directors.)

                                   Date
Name and Position(s) Held        Appointed     Age    Family Relationship
Max Ratner
Founder Chairman of the Board,    6-08-93      86     Brother-in-law of Nathan Shafran;
Director, Officer of various                          Uncle of Albert B.  Ratner;
subsidiary corporations.                              Father of Charles A.  Ratner,
                                                      James A.  Ratner and Ronald A.Ratner

Albert B. Ratner
Vice Chairman of the Board,       6-08-93      66
Chief Executive Officer,
Director, Officer of various
subsidiary corporations.

Samuel H. Miller
Chairman of the Board,            6-08-93      72
Treasurer, Director, Officer
of various subsidiary
corporations.

Charles A. Ratner
President, Chief Operating        6-08-93      52
Officer, Director, Officer
of various subsidiary
corporations.

Nathan Shafran
Vice Chairman of the Board,       3-11-87      80
Director, Officer of various
subsidiary corporations.

James A. Ratner
Executive Vice President,         3-09-88      49
Director, Officer of various
subsidiary corporations.

Ronald A. Ratner
Executive Vice President,         3-09-88      47
Director, Officer of various
subsidiary corporations.

Thomas G. Smith
Senior Vice President, Chief      9-03-85      53
Financial Officer, Secretary,
Officer of various subsidiary
corporations.

William M. Warren
Senior Vice President and         5-16-72      65
General Counsel.

D. Layton McCown
Vice President-Corporate          8-17-86      45
Controller.

Gilles Stucker resigned his position with the Registrant as Senior Vice President-Finance effective January 31, 1994.

                                  PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters

       Information required by this item is incorporated by reference to the "Quarterly Consolidated Financial Data (Unaudited)" which appears on page 33 of the 1993 Annual Report to Shareholders.


Item 6. Selected Financial Data

       The information required by this item is incorporated by reference to the "Selected Financial Data" on page 20 of the 1993 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 33 through 35 of the 1993 Annual Report to Shareholders.


Item 8. Financial Statements and Supplementary Data

       The financial statements and supplementary data for Forest City Enterprises, Inc. and subsidiaries are incorporated by reference to pages 21 through 33 of the 1993 Annual Report to Shareholders.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

       None.



                                              PART III


Item 10. Directors and Executive Officers of the Registrant

      (a) Identification of Directors is contained in a definitive proxy statement which the registrant anticipates will be filed by May 5, 1994 and is incorporated herein by reference.

      (b) Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this Report.

      (c) The disclosure of delinquent filers under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the registrant anticipates will be filed by May 5, 1994 and is incorporated herein by reference.


Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain
         Relationships and Related Transactions

       Information required under these sections is contained in a definitive proxy statement which the registrant anticipates will be filed by May 5, 1994 and is incorporated herein by reference.


                                                  PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. The following financial statements of Forest City Enterprises, Inc. and subsidiaries and the report of the independent accountants included in the 1993 Annual Report to Shareholders are incorporated by reference in Part II, Item 8.

             Report of Independent Accountants
             Consolidated Balance Sheets - January 31, 1994 and January 31,
               1993
             Consolidated Statements of Earnings for the three years
               ended January 31, 1994
             Consolidated Statements of Shareholders' Equity for the three years ended January 31, 1994
             Consolidated Statements of Cash Flows for the three years ended
                 January 31, 1994
             Notes to Consolidated Financial Statements

             Individual financial statements of 50% or less owned persons accounted for by the equity method have been omitted because such 50% or less owned persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

      (a) 2. The following consolidated financial statement schedules are included in Part IV, Item 14(d):

               For the three years ended January 31, 1994:
                                                                    Page No.
                 Schedule II - Amounts Receivable from Related
                   Parties and Underwriters, Promoters, and
                   Employees Other Than Related Parties               IV-4
                 Schedule VIII - Valuation and Qualifying Accounts    IV-5
                 Schedule IX - Short-Term Borrowings                  IV-6
                 Schedule X - Supplementary Income Statement          IV-7
                   Information

               At January 31, 1994 with reconciliations for
                the three years ended January 31, 1994:
                 Schedule XI - Real Estate and Accumulated
                 Depreciation                                    IV- 8 & 9


               The report of the registrant's independent accountants with respect to the above listed financial statement schedules as of and for the years ended January 31, 1994, 1993 and 1992 appears on page IV-3 of this Report.


          Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

      (a) 3. Exhibits:

           No. 3.1  -    Amended Articles of Incorporation adopted as of
                         October 11, 1983, was filed with Form 10-Q for the quarter ended October 31, 1983 and is incorporated herein by reference.

           No. 3.2  -    Code of Regulations as amended June 11, 1991 was
                         filed with Form 10-K for the fiscal year ended
                         January 31, 1992 and is incorporated herein by reference.

           No. 10.1 -    Credit Agreement, dated as of July 1, 1989, among
                         Forest City Rental Properties Corporation, the banks named therein and Ameritrust Company National
                         Association, as Agent, was filed with Form 10-Q for the quarter ended July 31, 1989 and is incorporated herein by reference.

           No. 10.2 -    Amendment Agreement, dated as of July 1, 1989,
                         among Forest City Rental Properties Corporation, the banks named therein and Ameritrust Company
                         National Association, as Agent, was filed with Form 10-Q for the quarter ended July 31, 1989 and is incorporated herein by reference.

           No. 10.3 -    Guaranty of Payment of Debt, dated as of July 1,
                         1989, between Forest City Enterprises, Inc. and the banks named therein was filed with Form 10-Q for the quarter ended July 31, 1989 and is incorporated herein by reference.

           No. 10.4 -    Second Amendment Agreement, dated as of June 29,
                         1990, among Forest City Rental Properties
                         Corporation, the banks named therein and Ameritrust
                         Company National Association, as Agent, was filed with Form 10-K for the fiscal year ended January
                         31, 1991 and is incorporated herein by reference.

           No. 10.5 -    Amendment Agreement to the Guaranty of Payment of
                         Debt, dated as of June 29, 1990, between Forest
                         City Enterprises, Inc. and the banks named therein was filed with Form 10-K for the fiscal year ended January 31, 1991 and is incorporated herein by reference.

           No. 10.6 -    Amendment Agreement to the Guaranty of Payment of
                         Debt, dated as of June 14, 1991, between Forest
                         City Enterprises, Inc. and the banks named therein was filed with Form 10-K for the fiscal year ended January 31, 1992 and is incorporated herein by reference.

           No. 13   -    1993 Annual Report to Shareholders

                                                                  Page No.
           No. 22   -    Subsidiaries of the Registrant            IV-10
                           (Parents and Subsidiaries)
      (b) Reports on Form 8-K filed during the three months ended January 31, 1994:
          None.

                   REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Forest City Enterprises, Inc.

Our report on the consolidated financial statements of Forest City Enterprises, Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 21 of the 1993 Annual Report to Shareholders of Forest City Enterprises, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page IV-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        /s/ Coopers & Lybrand

Cleveland, Ohio
March 10, 1994


                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

        SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                  PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                Balance at                 Deductions        Balance
                                Beginning             Amounts     Amounts    at End
Name of Debtor                  of Period  Additions Collected  Written Off of Period
                                                    (in thousands)
Year ended January 31, 1994

   David G. Max-Muller (A)<F1>      $183      $  -       $   -       $  -       $183

   Everett Shine (B)<F2>             203         -           -          -        203

   Abraham Gelber (C)<F3>            131         5         (32)         -        104
                                    ----      ----       -----       ----       ----
                                    $517      $  5       $ (32)      $  -       $490
                                    ====      ====       =====       ====       ====
Year ended January 31, 1993

   David G. Max-Muller (A)<F1>      $183      $  -       $   -       $  -       $183

   Everett Shine (B)<F2>             203         -           -          -        203

   Abraham Gelber (C)<F3>            151         5         (25)         -        131
                                    ----      ----       -----       ----       ----
                                    $537      $  5       $ (25)      $  -       $517
                                    ====      ====       =====       ====       ====
Year ended January 31, 1992

   David G. Max-Muller (A)<F1>      $183      $  -       $   -       $  -       $183

   Everett Shine (B)<F2>             200         3           -          -        203

   Abraham Gelber (C)<F3>            150         1           -          -        151
                                    ----      ----       -----       ----       ----
                                    $533      $  4       $   -       $  -       $537
                                    ====      ====       =====       ====       ====

<F1>(A) Mr. Max-Muller terminated his employment in August 1990.  As a part of his termination agreement, this note is due upon sale of the residence or death of the debtor.  The promissory note is secured by a second mortgage on his residence with interest charged at the Company's cost of borrowing but not to exceed 10%.  The promissory note became noninterest-bearing as of August 1990.

<F2>(B) The promissory note is secured by a second mortgage on the employee's residence with interest charged at the lower of 8% or a formula based on the increased value of the residence.  Additionally, the promissory note is due June 13, 1998 or earlier providing the residence is sold or the employee is terminated.  The accrual of interest income was discontinued during 1991 due to the difficulty in computing it under the formula.

<F3>(C) The promissory note is secured by a second mortgage on the employee's new residence and former residence.  The note is due on the earlier of November 21,
        1994 or the date of closing on the sale of the former residence.  This note became interest-bearing at the rate of 4% on November 21, 1991.

                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                                Balance at  Charged to              Balance at
                                Beginning   Costs and                 End of
      Description               of Period   Expenses    Deductions    Period

                                                (in thousands)

Allowance for
  doubtful accounts


   Year Ended January 31, 1994    $3,683     $3,078     $1,439(A)<F1>   $5,322

   Year Ended January 31, 1993    $5,226     $1,827     $3,370(A)<F1>   $3,683

   Year Ended January 31, 1992    $5,963     $3,271     $4,008(A)<F1>   $5,226






<F1>(A) Uncollectible accounts written off.


                      FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                            SCHEDULE IX - SHORT-TERM BORROWINGS

                                                                      Average     Weighted
                                                        Maximum       Amount      Average
                                         Weighted        Amount     Outstanding   Interest
                               Balance   Average       Outstanding    During     Rate During
Category of Aggregate          at End    Interest        During     the Period    the Period
Short-Term Borrowings         of Period    Rate        the Period     (A)<F1>      (B)<F2>

                                                      (in thousands)


Year Ended January 31, 1994

   Notes payable to
     financial institutions   $ 26,555      6.6%         $ 70,565    $ 36,585        7.0%

   Commercial Paper           $ 39,704      3.2%(C)<F3>  $141,235    $ 65,082        3.1%(C)<F3>



Year Ended January 31, 1993

   Notes payable to
     financial institutions    $ 49,168     6.8%         $ 62,713    $ 45,391        7.5%

   Commercial Paper            $141,914     3.5%(C)<F3>  $144,134    $143,482        4.1%(C)<F3>



Year Ended January 31, 1992

   Notes payable to
      financial institutions   $ 39,690     7.0%         $ 45,571    $ 37,174        8.8%

   Commercial Paper            $143,912     5.0%(C)<F3>  $145,389    $144,344        8.5%(C)<F3>




<F1>(A)  The average amount outstanding during the period was computed by adding the daily principal balance outstanding during the period and then dividing that total by the number of days in the period.

<F2>(B)  The weighted average interest rate during the period was computed by dividing interest expense by the "Average Amount Outstanding During the Period."

<F3>(C)  Includes certain credit related fees.

           FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

       SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                    Charged to Costs and Expenses
                                        Year Ended January 31,
    Item                            1994        1993        1992
                                          (in thousands)


Maintenance and repairs           $30,746     $29,104     $27,055

Taxes, other than payroll and
  income taxes:
    Real property                  25,733      27,214      23,781

Amortization of intangible
  assets                           16,468      14,862      12,397

Advertising costs                   5,895       5,858       5,424


                                                              FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                                                          SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                                                     Range of lives
                                                                 Gross amount at which                               (in yrs) on
                       - Initital cost - -Cost capitalized-    -- carried at close of --   Acc                       which deprec in
            Amount of  -- to Company --  -- subsequent ----    --- January 31, 1994 ----   Depr                      latest income
           encumbrance        Buildings, -to acquisition---         Buildings,              at                       statement
Description at Jan. 31,          and               Carrying            and         Total  Jan 31,  Date of    Date   is computed
of Property    1994    Land   imprvmnts. Imprvemnts. costs    Land  imprvmnts. (A)<F1>(B) 1994 (C) const.   acquired  Bldg. Improv.

                                                           (in thousands)
Apartments:
  Los Angeles,
   Calif.   $ 216,542 $53,238 $  148,383  $ 9,431 $      - $ 53,959 $  157,093  $ 211,052 $ 29,855             10/86     40    10-40
  Misc.
   invest.    426,958  42,916    434,694   11,676   27,867   44,644    472,509    517,153   74,056   Various       - Various Various

Shopping Centers:
  Cleveland,
   Ohio       66,058        -    143,287    5,718        -        -    149,005    149,005   11,499 1988-1990       -      50      50
  Misc.
   invest.   478,346   29,412    319,669   65,237   30,387   40,598    404,107    444,705   72,437   Various       - Various Various

Office Buildings:
  New York,
   New York  128,838        -    137,618    1,484        -        -    139,102    139,102    4,919 1989-1991       -      50       -
  Misc.
   invest.   517,236   11,335    479,628  106,775   45,009   13,407    629,340    642,747   81,210   Various       - Various Various

Leasehold improvements
 and other equipment:
  Misc.
   invest.         -        -     12,793        -        -        -     12,793     12,793    8,337         - Various Various Various

Under Construction:
  Misc.
   invest.    49,161  108,719    105,392        -        -  108,719    105,392    214,111        -

Undeveloped Land:
  Misc.
   invest.    47,860   74,398          -        -        -   74,398          -     74,398        -
          ---------- -------- ---------- -------- -------- -------  ---------- ---------- --------
   Total  $1,930,999 $320,018 $1,781,464 $200,321 $103,263 $335,725 $2,069,341 $2,405,066 $282,313
          ========== ======== ========== ======== ======== ======== ========== ========== ========

<F1>(A) The aggregate cost at January 31, 1994 for federal income tax purposes was $2,261,137.


             FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
     SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                            For the Years Ended January 31,
                                              1994        1993        1992
                                                     (in thousands)
(B) Reconciliations of total real estate carrying value are as follows:


    Balance at beginning of period        $2,310,970  $2,281,731  $2,080,522

      Additions during period -
        Improvements                         127,035     111,083     226,358
        Other acquisitions                     5,198           -           -
                                          ----------  ----------  ----------
                                             132,233     111,083     226,358
                                          ----------  ----------  ----------
      Deductions during period -
        Cost of real estate sold             (38,137)    (81,844)    (25,149)
                                          ----------  ----------  ----------

    Balance at end of period              $2,405,066  $2,310,970  $2,281,731
                                          ==========  ==========  ==========



(C) Reconciliations of accumulated depreciation are as follows:

    Balance at beginning of period        $  243,019  $  204,212  $  178,485

      Additions during period -
        Charged to profit or loss             48,840      44,410      39,583

      Deductions during period -
        Retirement and sales                  (9,546)     (5,603)    (13,856)
                                          ----------  ----------  ----------

    Balance at end of period              $  282,313  $  243,019  $  204,212
                                          ==========  ==========  ==========

                                          SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FOREST CITY ENTERPRISES, INC.
                                               (Registrant)


DATE:     4/27/94            BY:   /s/ Albert B. Ratner
                                (Albert B. Ratner, Vice Chairman of the Board)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              Founder Chairman of the Board
  /s/ Max Ratner              and Director                             4/27/94
  (Max Ratner)                                                          (Date)
                              Vice Chairman of the Board and Director
  /s/ Albert B. Ratner        (Principal Executive Officer)            4/27/94
  (Albert B. Ratner)                                                    (Date)
                              Chairman of the Board, Treasurer
  /s/ Samuel H. Miller        and Director                             4/27/94
  (Samuel H. Miller)                                                    (Date)
                              President, Chief Operating Officer
  /s/ Charles A. Ratner       and Director                             4/27/94
  (Charles A. Ratner)                                                   (Date)
                              Senior Vice President, Chief
                              Financial Officer and Secretary
  /s/ Thomas G. Smith         (Principal Financial Officer)            4/27/94
  (Thomas G. Smith)                                                     (Date)

                              Vice President and Corporate Controller
  /s/ D. Layton McCown        (Principal Accounting Officer)           4/27/94
  (D. Layton McCown)                                                    (Date)

  /s/ Nathan Shafran          Vice Chairman of the Board and Director  4/27/94
  (Nathan Shafran)                                                      (Date)

  /s/ James A. Ratner         Executive Vice President and Director    4/27/94
  (James A. Ratner)                                                     (Date)

  /s/ Ronald A. Ratner        Executive Vice President and Director    4/27/94
  (Ronald A. Ratner)                                                    (Date)

  /s/ Jerry V. Jarrett        Director                                 4/27/94
  (Jerry V. Jarrett)                                                    (Date)

  /s/ Scott S. Cowen          Director                                 4/27/94
  (Scott S. Cowen)                                                      (Date)


      The registrant plans to furnish security holders a copy of the Annual Report and Proxy material by May 5, 1994.



                      Exhibits Filed Electronically

The following exhibits are included in this electronic filing and are located after this index.

Exhibit No. 22 - Parents and Subsidiaries

Portions of the 1993 Annual Report to Shareholders that are incorporated by reference into this electronic filing:


 - Selected Financial Data
 - Report of Independent Accountants
 - Financial Statements of Forest City Enterprises, Inc.
      and subsidiaries
 - Quarterly Consolidated Financial Data (Unaudited)
 - Management's Discussion and Analysis of Financial Condition and Results of Operations


 Item 14. Exhibit 22 - Parents and Subsidiaries

The voting securities of the subsidiaries below are in each case owned by Forest City Enterprises, Inc. except where a subsidiary's name is indented, in which case that subsidiary's voting securities are owned by the next preceding subsidiary whose name is not so indented. All subsidiaries of the parent except those which are 50%-owned are included in the consolidated financial statements of the registrant:

                                                  Percentage of
                                                  Voting Securities
                                                  Owned by             State of
Name of Subsidiary                                Immediate Parent     Incorporation
F.C.P. Supply, Inc.                                  100  (a)<F1>      Ohio
FL-Tampa, Inc.                                       100  (a)<F1>      Florida
Forest City Rental Properties Corporation            100  (a)<F1>      Ohio
   Campus Condos, Inc.                               100  (a)<F1>      California
   Center Courtland, Inc.                            100  (a)<F1>      Ohio
   Concourse Development, Inc.                       100  (a)<F1>      Ohio
   F.C. Grand Terrace, Inc.                          100  (a)<F1>      California
   F.C. Irvine, Inc.                                 100  (a)<F1>      California
   F.C. Parklabrea Towers, Inc.                      100  (a)<F1>      Ohio
   F.C. Superblock, Inc.                             100  (a)<F1>      Delaware
   F.C. Wisconsin, Inc.                              100  (a)<F1>      Maryland
   FL-Pembroke, Inc.                                 100  (a)<F1>      Florida
   Forest Bay, Inc.                                  100  (a)<F1>      Ohio
   Forest City 38 Sidney Street, Inc.                100  (a)<F1>      Ohio
   Forest City 64 Sidney Street, Inc.                100  (a)<F1>      Ohio
   Forest City Antelope Valley, Inc.                 100  (a)<F1>      Ohio
   Forest City Bluffside Corporation                 100  (a)<F1>      Ohio
   Forest City Central Station, Inc.                 100  (a)<F1>      Ohio
   Forest City Commercial Construction Co., Inc.     100  (a)<F1>      Ohio
   Forest City East Coast, Inc.                      100  (a)<F1>      New York
   Forest City Eureka, Inc.                          100  (a)<F1>      Ohio
   Forest City Finance Corporation                   100  (a)<F1>      Ohio
   Forest City Franklin Town Corp.                   100  (a)<F1>      Ohio
   Forest City Investment Partners Millender, Inc.   100  (a)<F1>      Ohio
   Forest City Management, Inc.                      100  (a)<F1>      Ohio
   Forest City Palmdale, Inc.                        100  (a)<F1>      Ohio
   Forest City Parklabrea, Inc.                      100  (a)<F1>      Delaware
   Forest City Peripheral Land, Inc.                 100  (a)<F1>      Delaware
   Forest City Properties Corporation                100  (a)<F1>      California
   Forest City Rental Properties Corporation
      of Nevada, Inc.                                100  (a)<F1>      Nevada
   Forest City Robinson Mall, Inc.                   100  (a)<F1>      Delaware
   Forest City Southpark Two, Inc.                   100  (a)<F1>      California
   Forest City Vineyard Village, Inc.                100  (a)<F1>      Ohio
   Hawthorne Bay, Inc.                               100  (a)<F1>      California
   Parklabrea Finance Corp.                          100  (a)<F1>      Delaware
   Parmatown Towers, Inc.                            100  (a)<F1>      Ohio
   Playhouse Square Investment, Inc.                 100  (a)<F1>      Ohio
   Post Office Building Co.                          100  (a)<F1>      Ohio
   Terminal Investments, Inc.                        100  (a)<F1>      Ohio
   Tower City Land Corporation                       100  (a)<F1>      Ohio
   Tower City Retail, Inc.                           100  (a)<F1>      Ohio
   Tower City Skylight Tower, Inc.                   100  (a)<F1>      Ohio
Forest City Residential Development, Inc.            100  (a)<F1>      Ohio
   Forest City Capital Corporation                   100  (a)<F1>      Ohio
   Forest City Southpark Corp.                       100  (a)<F1>      Ohio
Forest City Scottsdale, Inc.                         100  (a)<F1>      Ohio
Forest City Trading Group, Inc.                      100  (a)<F1>      Oregon
Ironwood Insurance Company                           100  (a)<F1>      Vermont
Mid-Corp., Inc.                                      100  (a)<F1>      Ohio
   Mountain, Inc.                                    100  (a)<F1>      Ohio
Sunrise Development Co.                              100  (a)<F1>      Ohio

<F1>(a) Subsidiaries included in consolidated financial statements.

SELECTED FINANCIAL DATA
For the Years Ended January 31,                                        1994          1993         1992         1991         1990
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                             (dollars in thousands, except per share data)
OPERATING RESULTS
Sales and operating revenues                                        $   502,903  $   463,626  $   419,815  $   381,955  $   324,249
                                                                    ===============================================================
Net earnings (loss)
 Operating earnings (loss), net of tax (1) <F1>                     $       718  $    (4,712) $    (5,083) $    (9,834) $     2,522
 Gain (loss) on disposition of properties and
  other provisions, net of tax (2) <F2>                                   1,494       17,399       (1,105)      12,986        3,269
                                                                    ---------------------------------------------------------------
                                                                    $     2,212  $    12,687  $    (6,188) $     3,152  $     5,791
                                                                    ===============================================================
Earnings before depreciation and deferred taxes
 Operating earnings (loss), net of tax (1) <F1>                     $       718  $    (4,712) $    (5,083) $    (9,834) $     2,522
 Adjustments related to real estate operations (3) <F3>
  Depreciation and amortization                                          63,901       57,896       50,543       39,224       29,487
  Deferred income taxes                                                  10,865       19,021        1,789       13,761        7,954
  Accrued interest of a rental property not paid                          5,495        4,870        3,973        3,293        4,111
                                                                    ---------------------------------------------------------------
    Real estate adjustment                                               80,261       81,787       56,305       56,278       41,552
                                                                    ---------------------------------------------------------------
                                                                    $    80,979  $    77,075  $    51,222  $    46,444  $    44,074
                                                                    ===============================================================
Per common share
 Net earnings (loss)                                                $       .25  $      1.41  $      (.69) $       .35  $       .70
                                                                    ===============================================================
Dividends declared
 Class A                                                            $         -  $         -  $         -  $       .46  $       .42
 Class B                                                            $         -  $         -  $         -  $       .40  $       .36


January 31,                                                            1994         1993         1992         1991         1990
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                         (dollars in thousands)
FINANCIAL POSITION
Consolidated assets                                                 $ 2,668,057  $ 2,625,404  $ 2,556,261  $ 2,350,343  $ 1,955,264
Real estate portfolio, at cost                                      $ 2,405,066  $ 2,310,970  $ 2,281,731  $ 2,080,522  $ 1,685,402
Long-term debt, including mortgage debt                             $ 2,026,451  $ 1,972,160  $ 1,980,985  $ 1,807,683  $ 1,482,545

FOREST CITY RENTAL PROPERTIES CORPORATION - REAL ESTATE ACTIVITY
Total real estate  end of year
 Completed rental properties, before depreciation                   $ 2,101,528  $ 2,045,946  $ 1,878,394  $ 1,600,276  $ 1,145,591
 Projects under development                                             214,111      188,187      316,771      385,042      451,211
                                                                    ---------------------------------------------------------------
                                                                      2,315,639    2,234,133    2,195,165    1,985,318    1,596,802
 Accumulated depreciation                                              (272,518)    (232,905)    (193,683)    (160,616)    (136,192)
                                                                    ---------------------------------------------------------------
  Rental properties, net of depreciation                            $ 2,043,121  $ 2,001,228  $ 2,001,482  $ 1,824,702  $ 1,460,610
                                                                    ===============================================================

Activity during the year
 Completed rental properties
  Additions                                                         $    50,384  $   200,440  $   279,319  $   462,796  $   147,546
  Purchased                                                               5,198            -            -       28,143            -
  Sold                                                                        -      (32,888)      (1,201)     (36,254)      (5,750)
                                                                    ---------------------------------------------------------------
                                                                         55,582      167,552      278,118      454,685      141,796
                                                                    ---------------------------------------------------------------
Projects under development
  New development                                                        54,317       39,045      199,346      387,582      363,448
  Transferred to completed rental properties                            (28,393)    (167,629)    (267,617)    (453,751)    (115,800)
                                                                    ---------------------------------------------------------------
                                                                         25,924     (128,584)     (68,271)     (66,169)     247,648
                                                                    ---------------------------------------------------------------
 Increase in rental properties, at cost                             $    81,506  $    38,968  $   209,847  $   388,516  $   389,444
                                                                    ===============================================================

<F1>(1) Represents operating earnings (loss), excluding the gain (loss) on disposition of properties and the provision for decline in real estate.
<F2>(2) Includes the provision for decline in real estate.
<F3>(3) These adjustments represent amounts related to the Company's real estate operations in Rental Properties only.


REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Forest City Enterprises, Inc.

We have audited the consolidated balance sheets of Forest City Enterprises, Inc. and subsidiaries at January 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1994. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forest City Enterprises, Inc. and subsidiaries at January 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1994, in conformity with generally accepted accounting principles.

                                          /s/ Coopers & Lybrand


Cleveland, Ohio
March 10, 1994



CONSOLIDATED  BALANCE  SHEETS
January 31,                                                 1994              1993
- - -------------------------------------------------------------------------------------
                                                            (dollars in thousands)
ASSETS
Real Estate
 Completed rental properties                             $ 2,116,557      $ 2,059,532
 Projects under development                                  214,111          188,187
 Land held for development or sale                            74,398           63,251
                                                         ----------------------------
                                                           2,405,066        2,310,970
 Less accumulated depreciation                              (282,313)        (243,019)
                                                         ----------------------------
   Total Real Estate                                       2,122,753        2,067,951
Cash                                                          21,798           41,483
Notes and accounts receivable, net                           252,009          295,099
Inventories and construction contracts in progress            63,220           42,823
Investments in and advances to affiliates                     59,891           58,848
Other assets                                                 148,386          119,200
                                                         ----------------------------
                                                         $ 2,668,057      $ 2,625,404
                                                         ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                               $ 1,930,999      $ 1,853,439
Accounts payable and accrued expenses                        361,023          356,831
Notes payable                                                 39,183           64,430
Long-term debt                                                95,452          118,721
Deferred income taxes                                         69,449           65,835
Deferred profit                                               26,509           22,918
                                                         ----------------------------
   Total Liabilities                                       2,522,615        2,482,174
                                                         ----------------------------
SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
  1,000,000 shares authorized; no shares issued                    -                -
Common stock -$.33 1/3 par value
 Class A, 16,000,000 shares authorized; 5,146,226
   and 5,140,826 shares outstanding, respectively              1,715            1,713
 Class B, convertible, 6,000,000 shares authorized;
    3,845,388 and 3,850,788 shares outstanding,
    respectively                                               1,282            1,284
                                                         ----------------------------
                                                               2,997            2,997
Additional paid-in capital                                    45,511           45,511
Retained earnings                                             96,934           94,722
                                                         ----------------------------
  Total Shareholders' Equity                                 145,442          143,230
                                                         ----------------------------
                                                         $ 2,668,057      $ 2,625,404
                                                         ============================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended January 31,                                          1994           1993           1992
- - -------------------------------------------------------------------------------------------------------------
                                                                       (in thousands, except per share data)
Sales and operating revenues                                          $ 502,903      $ 463,626      $ 419,815
Interest and other income                                                16,476         10,843         32,101
                                                                      ---------------------------------------
   Total revenues                                                       519,379        474,469        451,916

Operating expenses                                                      338,308        310,621        287,268
Interest expense                                                        111,494        111,309        116,886
Provision for decline in real estate                                          -          9,438          1,823
Depreciation and amortization                                            65,309         59,272         51,979
Gain on disposition of properties                                         2,268         39,322             88
                                                                      ---------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                                       6,536         23,151         (5,952)
                                                                      ---------------------------------------
INCOME TAXES
 Current                                                                    710          1,655            (84)
 Deferred                                                                 3,614          8,809            320
                                                                      ---------------------------------------
                                                                          4,324         10,464            236
                                                                      ---------------------------------------

NET EARNINGS (LOSS)                                                   $   2,212      $  12,687      $  (6,188)
                                                                      =======================================

NET EARNINGS (LOSS) PER SHARE                                         $     .25      $    1.41      $    (.69)
                                                                      =======================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        ------------- Common Stock ------------        Additional
                                                      ---- Class A ----         ---- Class B ----       Paid-In       Retained
                                                     Shares        Amount      Shares       Amount      Capital       Earnings
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)
Balances at January 31, 1991                          5,119       $  1,706      3,873      $  1,291    $   45,511    $   88,223
  Net loss                                                                                                               (6,188)
  Conversion of Class B shares to Class A shares          9              3         (9)           (3)
                                                      -------------------------------------------------------------------------
Balances at January 31, 1992                          5,128          1,709      3,864         1,288        45,511        82,035
  Net earnings                                                                                                           12,687
  Conversion of Class B shares to Class A shares         13              4        (13)           (4)
                                                      -------------------------------------------------------------------------
Balances at January 31, 1993                          5,141          1,713      3,851         1,284        45,511        94,722
  Net earnings                                                                                                            2,212
  Conversion of Class B shares to Class A shares         5              2         (5)           (2)
                                                      -------------------------------------------------------------------------
Balances at January 31, 1994                          5,146        $ 1,715      3,846       $ 1,282      $ 45,511      $ 96,934
                                                      =========================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 31,                                                1994          1993         1992
- - ----------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
OPERATING ACTIVITIES
 Net earnings (loss)                                                        $   2,212     $  12,687    $  (6,188)
 Depreciation and amortization                                                 65,309        59,272       51,979
 Deferred income taxes                                                          3,614         8,809          320
 Accrued interest of a rental property not payable until future years           5,495         4,870        3,973
 Gain on disposition of properties                                             (2,268)      (39,322)         (88)
 Provision for decline in real estate                                               -         9,438        1,823
 (Increase) decrease in land held for development or sale                     (11,147)        8,992         (299)
 (Increase) decrease in notes and accounts receivable                          43,090       (37,530)     (14,742)
 (Increase) decrease in inventories and construction contracts in progress    (20,397)       (7,311)       5,584
 Increase (decrease) in accounts payable and accrued expenses                   4,263        54,830       (6,463)
 Increase in deferred profit                                                    3,929         2,593          162
 (Increase) in other assets                                                   (45,655)      (13,664)      (6,279)
                                                                            ------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                 48,445        63,664       29,782
                                                                            ------------------------------------

INVESTING ACTIVITIES
 Capital expenditures                                                         (92,495)      (76,318)    (215,476)
 Proceeds from disposition of properties                                        1,859        25,205        1,268
 Investments in affiliates                                                     (1,043)      (11,532)      (6,587)
                                                                            ------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                     (91,679)      (62,645)    (220,795)
                                                                            ------------------------------------
FINANCING ACTIVITIES
 Increase in mortgage and long-term debt                                      111,256        61,479      198,222
 Payments on long-term debt                                                   (25,719)      (14,153)      (8,753)
 Principal payments on mortgage debt on real estate                           (36,741)      (23,858)     (20,140)
 Increase in notes payable                                                      1,332        13,775       23,755
 Payments on notes payable                                                    (26,579)      (14,726)      (3,056)
                                                                            ------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                  23,549        22,517      190,028
                                                                            ------------------------------------

NET INCREASE (DECREASE) IN CASH                                               (19,685)       23,536         (985)
CASH AT BEGINNING OF YEAR                                                      41,483        17,947       18,932
                                                                            ------------------------------------
CASH AT END OF YEAR                                                         $  21,798     $  41,483    $  17,947
                                                                            ====================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
The years 1993, 1992 and 1991 refer to the fiscal years ended January 31, 1994, 1993 and 1992, respectively.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Forest City Enterprises, Inc. and all wholly-owned subsidiaries ("Enterprises" and the "Company"). The Company also includes its share of the assets, liabilities and results of operations of its real estate partnerships, joint ventures and majority-owned corporations. These entities are included as of their respective fiscal year-ends (generally December 31).
  All significant intercompany accounts and transactions between consolidated entities have been eliminated. Entities which the Company does not control are accounted for on the equity method. Undistributed earnings of such entities included in retained earnings are $2,410,000 at January 31, 1994.
  Certain prior years' amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

RECOGNITION OF REVENUE AND PROFIT
  REAL ESTATE SALES-The Company follows the provisions of Statement of Financial Accounting Standards No. 66 for reporting the gain on the disposition of properties.
  LEASING OPERATIONS-The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the shopping centers and office buildings range from 1 to 20 years, excluding leases with anchor tenants. Minimum rent revenues are recognized when due from tenants. Leases with most shopping center tenants provide for percentage rents when the tenants' sales volumes exceed stated amounts. The Company is also reimbursed for certain expenses related to operating its properties.
  LUMBER BROKERAGE-The Company recognizes the gross margin on these sales as revenue. Sales invoiced for the years 1993 through 1991 were approximately $2,447,800,000, $1,723,800,000 and $1,278,500,000, respectively.
  CONSTRUCTION-Revenue and profit on long-term fixed-price contracts are reflected under the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs were incurred.

RECOGNITION OF COSTS AND EXPENSES
Operating expenses primarily represent the recognition of operating costs, administrative expenses and taxes other than income taxes.
  For financial reporting purposes, interest and taxes during development and construction are capitalized as a part of the project cost.
  Depreciation is generally computed on a straight-line method over the estimated useful asset lives. The estimated useful lives of buildings vary from 3 to 50 years, lease-hold improvements from 4 to 51.5 years, and other equipment from 1 to 10 years.
  Major renewals and improvements are capitalized and expensed through depreciation charges. Repairs, maintenance and minor improvements are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the consolidated statements of earnings.

LAND OPERATIONS
Land held for development or sale is stated at the lower of cost or market.

OTHER ASSETS
Included in other assets are costs incurred in connection with obtaining financing, which are deferred and amortized over the life of the related debt. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized on the straight-line method over the lives of the related leases.

INCOME TAXES
The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes".
  Deferred income taxes reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year-end. The Company has recognized the benefits of its tax loss carryforward and investment tax credits as a reduction of the deferred tax expense.

CAPITAL STOCK
Class B common stock is convertible into Class A common stock on a share-for-share basis. The 1,000,000 authorized shares of preferred stock without par value, none of which have been issued, are convertible into Class A common stock.
  Class A common stockholders elect three members of the Board of Directors and Class B common stockholders elect the remaining nine directors annually.

EARNINGS PER SHARE
Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year of 8,991,614 in 1993, 1992 and 1991.

B. REAL ESTATE AND RELATED ACCUMULATED DEPRECIATION AND INDEBTEDNESS

The components of real estate cost and the related nonrecourse mortgage indebtedness is presented below.

                                                         January 31, 1994
                                     ----------------------------------------------------
                                         Total    Accumulated       Net       Amount of
Classification                            Cost    Depreciation      Cost     Indebtedness
- - -----------------------------------------------------------------------------------------
                                                          (in thousands)

Shopping centers                     $   593,710   $   83,936   $   509,774   $   544,404
Apartments                               728,205      103,911       624,294       643,500
Office and other buildings               781,849       86,129       695,720       646,074
Corporate and other equipment             12,793        8,337         4,456             -
                                     ----------------------------------------------------
                                       2,116,557      282,313     1,834,244     1,833,978
                                     ----------------------------------------------------

Under development                        214,111            -       214,111        49,161
Land held for development or sale         74,398            -        74,398        47,860
                                     ----------------------------------------------------
                                     $ 2,405,066   $  282,313   $ 2,122,753   $ 1,930,999
                                     ====================================================

C. NOTES AND ACCOUNTS RECEIVABLE, NET

Notes and accounts receivable are summarized below.

<CAPTION
January 31,                                       1994              1993
- - --------------------------------------------------------------------------
                                                       (in thousands)
Lumber brokerage                               $ 122,235         $ 150,609
Receivables from affiliates                       53,460            47,557
Real estate sales                                 16,915            36,273
Syndication activities                            19,961            20,621
Receivables from tenants                          16,758            17,095
Construction contracts                               407               674
Other receivables                                 27,595            25,953
                                               ---------------------------
                                                 257,331           298,782
Allowance for doubtful accounts                   (5,322)           (3,683)
                                               ---------------------------
                                               $ 252,009         $ 295,099
                                               ===========================

   Notes receivable at January 31, 1994 of $39,118,000, primarily reflected above in real estate sales and syndication activities, are collectible primarily over 8 years, with $10,764,000 being due within one year. The weighted average interest rate at January 31, 1994 was 10.2%.
   In July 1993, Forest City Trading Group, the Company's lumber brokerage subsidiary, entered into a three-year agreement under which it is selling an undivided interest in a pool of accounts receivable up to a maximum of $60,000,000. During the year ended January 31, 1994, the Company received $50,000,000 as net proceeds from this transaction. An interest in additional accounts receivable is being sold as collections reduce previously sold interests.

 D. INVENTORIES AND CONSTRUCTION CONTRACTS IN PROGRESS

The detail of the balances are as follows.

January 31,                                      1994              1993
- - -------------------------------------------------------------------------
                                                      (in thousands)

Lumber brokerage                              $ 62,818           $ 42,534
Other                                              402                289
                                              ---------------------------
                                              $ 63,220           $ 42,823
                                              ===========================

  The lumber brokerage inventory is stated at the lower of cost or market. Inventory cost is determined by specific identification and average cost methods.

E. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Included in accounts payable and accrued expenses at January 31, 1994 and 1993 are book overdrafts of approximately $60,434,000 and $64,498,000, respectively. The overdrafts are a result of the Company's cash management program and represent checks issued but not yet presented to a Company bank for collection.

F.  NOTES PAYABLE

The components of notes payable, which represent indebtedness whose original maturity dates are within one year of issuance, are as follows.

January 31,                                           1994      1993
- - ----------------------------------------------------------------------
                                                      (in thousands)
Payable To
 Banks                                             $ 26,555   $ 49,168
 Other                                               12,628     15,262
                                                   -------------------
                                                   $ 39,183   $ 64,430
                                                   ===================

   Effective May 31, 1993, the Company extended its $15,000,000 short-term
line of credit to May 31, 1994, at which time it is subject to renewal.   This
line of credit is available for working capital advances and letters of credit. Funds drawn under the line bear interest at a rate of 1/2% above
prime (6-1/2% at January 31, 1994).   At January 31, 1994, no borrowings were
outstanding under this credit line.
   In July 1993, the Lumber Brokerage Division entered into a three-year agreement under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $60,000,000. During 1993, the Company received $50,000,000 as net proceeds from this transaction that were used to reduce the bank debt outstanding. An interest in additional accounts receivable is being sold as collections reduce previously sold interests. At the same time, the Company reduced its bank line of credit from $67,500,000 to $40,000,000. The Company has the right to borrow an additional $10,000,000 for up to 90 days between January 25, 1994 and May 31, 1994 under this bank line of credit. The bank line of credit bears interest at a rate up to 0.6% over prime and has a fee of 1/4% per annum on the unused portion of the available commitment. This agreement is subject to review and extension annually on May 31. At January 31, 1994, there was $26,555,000 outstanding under the bank line of credit.
   In June 1991, the Company borrowed $10,000,000 from each of two related parties pursuant to a nonrecourse loan and security agreement, the loans being secured by selected real estate assets of the Company and a note receivable. The creditors, both of whom are shareholders, are the Ratner, Miller and Shafran families ("RMS") and related parties, and the Harris family and related parties. Harris is also a partner with the Company in several development projects. During 1992, the Company repaid $7,146,000 of the Harris/bank loan and repaid the remainder of the loan in February 1993. The RMS loan has been paid down $70,000 in 1992 and $1,045,000 in 1993 from sales of secured properties and collections on the note receivable. Interest is payable monthly at a rate of 2% over prime with an 8% minimum. Prior to loan maturity, which has been extended to August 1, 1994, loan principal payments are due from proceeds from sales or financing of the secured properties and collections on the note receivable. At January 31, 1994, $8,885,000 was outstanding in notes payable.

G.  LONG-TERM DEBT

MORTGAGE DEBT ON REAL ESTATE
Mortgage debt, which is collateralized by completed rental properties, projects under development and certain undeveloped land, is as follows.

January 31,                                      1994           1993
- - -----------------------------------------------------------------------
                                                      (in thousands)
Fixed interest rates
 ranging from 1.5%
 to 14.0%                                   $   778,998     $   618,648
Variable interest
 rates ranging from
 2.1% to 8.8%                                 1,112,297       1,092,877
Commercial paper
 having a weighted
 average interest
 rate of 3.2%                                    39,704         141,914
                                            ---------------------------
                                            $ 1,930,999     $ 1,853,439
                                            ===========================

   The debt related to projects under development at January 31, 1994 totals $49,161,000 out of a total commitment from lenders of $83,003,000. Of this outstanding debt, $35,253,000 is variable-rate debt and $13,908,000 is fixed-rate debt. The Company generally borrows funds for development and construction projects on a long-term basis, usually with maturities of five to seven years, which allows the property to achieve stabilized operations before refinancing is required.
   The Company has a practice of purchasing interest rate caps on a substantial portion of its variable-rate debt to provide protection against significant increases in interest rates. The coverage generally extends for one to two years.
   In lieu of purchasing interest rate caps, the Company periodically has fixed the interest rates on a short-term basis (generally for periods not exceeding one year) when favorable market conditions exist.
   Included in the fixed-rate debt above is $54,788,000 of Urban Development Action Grant loans. These loans bear interest at rates which are below prevailing commercial lending rates and are granted to the Company as an inducement to develop real estate in economically under-developed localities. A right to participate by the local government in the future cash flow of the project is generally a condition of these loans. The Company also has entered into a small number of mortgage obligations and leases with tenants that enable the debt holder or lessee to participate in appreciation and cash flow, as defined, generated from operations, sale or refinancing. Participation in annual cash flow generated from operations is recognized as an expense in the period earned. Participation in appreciation and cash flow resulting from a sale or refinancing is recorded as an expense at the time of sale or is capitalized as additional basis and amortized if amounts are paid prior to the disposition of the property.
   The Company has a nonrecourse mortgage on which a portion of the interest expense is accrued currently but is not payable until future years when certain requirements are satisfied. These requirements generally relate to a specified level of cash flow or the sale or refinancing of the property. Interest accrued but not paid was $5,495,000, $4,870,000 and $3,973,000 in 1993, 1992 and 1991, respectively.
   Annual maturities of the mortgage debt for the next five years ending January 31 are as follows: 1995, $313,643,000; 1996, $203,505,000; 1997,
$496,529,000; 1998, $94,335,000; and 1999, $287,981,000.
   The Company is negotiating with its current lenders and expects to refinance or extend the maturity dates of its nonrecourse mortgage debt that matures. In certain instances, the Company will seek alternative sources of financing to replace certain debt that matures.

LONG-TERM DEBT
Long-term debt is as follows.

January 31,                                      1994           1993
- - ----------------------------------------------------------------------
                                                    (in thousands)
Six-year term loan                           $   78,750      $  96,250
Seven-year term loan                             12,500         17,500
Other debt                                        4,202          4,971
                                             -------------------------
                                             $   95,452      $ 118,721
                                             =========================

   Effective July 1, 1992, the Company converted its $105,000,000 revolving credit agreement with a group of banks to a six-year term loan in accordance with the terms of the agreement. Quarterly principal payments commenced October 1, 1992. The agreement provides, among other things, for 1) interest rates ranging from 1/4% to 1/2% over the prime rate or 1-1/4% to 1-1/2% over the London Interbank Offered Rate ("LIBOR") or Certificate of Deposit ("CD") rates; 2) the maintenance of a specified level of net worth and cash flow (as defined); and 3) a restriction on dividend payments. At January 31, 1994 approximately $7,162,000 of retained earnings were available for payment of dividends.
   The Company also has a seven-year term loan under the above credit agreement. The term loan bears interest at rates ranging from 1/4% to 3/4% over the prime rate or 1-1/4% to 1-3/4% over the LIBOR or CD rates. The repayment, payable in twenty-eight equal quarterly principal installments of $1,250,000 plus interest, commenced October 1, 1989.
   Interest rates on the other debt ranged primarily from 6.0% to 10.4% at January 31, 1994.
   Maturities of other debt for the next five years ending January 31, are as follows: 1995, $461,000; 1996, $472,000; 1997, $474,000; 1998, $301,000; and
1999, $119,000.
   In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company determined the estimated fair value of its debt by aggregating the various types (i.e. fixed rate versus variable rate debt) and discounting future cash payments at interest rates that the Company believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Company's total mortgage debt.
   Total interest incurred on all forms of indebtedness was $117,826,000 in 1993, $126,755,000 in 1992 and $147,835,000 in 1991, of which $6,332,000,
$15,446,000 and $30,949,000 was capitalized, respectively.
   The following are non-cash supplemental disclosures related to the consolidated statements of cash flows. Interest actually paid on all forms of indebtedness, net of interest capitalized, was $103,311,000, $106,120,000 and $117,384,000 for 1993, 1992 and 1991, respectively. During 1992, the Company sold a shopping center to a limited partnership in which it retained a 50% interest. The purchaser assumed $35,000,000 of nonrecourse mortgage debt collateralized by the shopping center.

 H.  INCOME TAXES

The Company's provision for income taxes consists of the following components.

For the Years Ended
January 31,                                 1994      1993      1992
- - ----------------------------------------------------------------------
                                                 (in thousands)
Current
 Federal                                $    376   $    716   $   (602)
 State                                       334        939        518
                                        ------------------------------
                                             710      1,655        (84)
                                        ------------------------------
Deferred
 Federal                                   2,985      6,383     (2,537)
 State                                       629      2,426      2,857
                                        ------------------------------
                                           3,614      8,809        320
                                        ------------------------------
Provision for
 income taxes                           $  4,324   $ 10,464   $    236
                                        ==============================

  In August 1993, the United States Congress passed the Omnibus Budget Reconciliation Act of 1993. Among other things, this law increased the
federal corporate tax rate from 34% to 35% effective January 1, 1993.   The
impact on the Company is an increase in income taxes and a decrease in net earnings of $1,742,000 for the year ended January 31, 1994, of which $1,658,000 relates to timing items at January 31, 1993.
 The effective tax rate for income taxes varies from the federal statutory rate of 35% for 1993 and 34% for 1992 and 1991 due to the following items.

For the Years Ended
January 31,                                 1994      1993      1992
- - ---------------------------------------------------------------------
                                                 (in thousands)
Financial earnings (loss)
 before income taxes                     $  6,536  $ 23,151  $ (5,952)
                                         ----------------------------
Income taxes computed at
 the statutory rate                      $  2,288  $  7,871  $ (2,024)
Increase (decrease) in tax
 resulting from:
  Minimum tax refund and
   audit adjustments                       (2,559)        -         -
  Valuation allowance                       1,362         -     2,065
Rate difference for
   change in tax law                        1,658         -         -
State taxes, net of
   federal benefit                            556     2,221       162
  Adjustment of prior
   estimated taxes                            771         -        21
  Contribution carryover                      477       333        74
  Other items                                (229)       39       (62)
                                         ----------------------------
   Total provision                       $  4,324  $ 10,464  $    236
                                         ============================

An analysis of the deferred tax provision is as follows.

For the Years Ended
January 31,                                 1994      1993      1992
- - ---------------------------------------------------------------------
                                                 (in thousands)
Excess of tax over statement
 depreciation and amortization           $  9,976  $  9,736  $ 10,217
Allowance for doubtful
 accounts deducted for
 statement                                   (476)      563       (87)
Costs on land and rental
 properties under development
 expensed for tax                             309     2,704     6,161
Revenues and expenses
 recognized in different
 periods for tax and
 statement                                 (8,793)  (10,800)     (738)
Development fees deferred
 for statement                               (701)        -      (935)
Provision for decline
 in real estate                                 -    (1,056)     (206)
Deferred state taxes, net of
 federal benefit                              564     1,066     1,885
Interest on construction
 advances deferred for
 statement                                  1,721     2,441     2,471
Benefits of tax loss carry-
 forward recognized against
 deferred taxes                            (1,021)    4,155   (20,513)
Audit adjustments                            (985)        -         -
Rate difference per change
 in tax law                                 1,658         -         -
Valuation allowance                         1,362         -     2,065
                                         ----------------------------
                                         $  3,614  $  8,809  $    320
                                         ============================

 The types of differences that give rise to significant portions of the deferred income tax liability are as follows.

                                            Temporary       Deferred Tax
                                           Differences    (Asset) Liability
- - ---------------------------------------------------------------------------
                                                   (in thousands)
Depreciation                                $ 211,371          $ 83,597
Capitalized costs                             142,704            56,439
Net operating losses                          (91,348)          (36,128)
Investment tax credits                              -            (4,350)
Other                                         (86,308)          (30,109)
                                            ---------------------------
                                            $ 176,419          $ 69,449
                                            ===========================

  Income taxes paid totaled $323,926, $449,000 and $1,983,000 in 1993, 1992 and 1991, respectively.
  At January 31, 1994, the Company had a net operating loss carryforward for tax purposes of $91,348,000 which will expire in the years ending January 31, 2005 through January 31, 2007 and an investment tax credit carryover of $4,350,000 which will expire in the years ending January 31, 2002 through January 31, 2005.
  The Company's deferred tax liability at January 31, 1994 is comprised of deferred liabilities of $173,132,000, deferred assets of $107,079,000 and a valuation allowance related to state taxes and investment credits of $3,396,000.

I. SEGMENT INFORMATION

Business segments are determined by the type of customer served or the product sold. Rental properties include apartments, shopping centers, office buildings and hotels. It also includes data relating to the management of real estate. The Land Division develops and markets land to home builders and commercial and industrial users principally in Arizona, Florida, Illinois, Nevada, New York and Ohio. The Residential Development Division manages syndicated partnerships and acquires selected completed real estate at advantageous prices. In prior years, it also was involved heavily in the construction of apartments, condominiums and similar residential buildings. The Wholesale Lumber Division sells lumber products to retailers and also sells building products to commercial contractors and builders. Corporate includes capitalized interest on the Company's equity in development projects, interest expense on borrowings for investment activities, development fee income, miscellaneous development expenses and interest income on notes receivable for properties previously syndicated, as well as general and administrative expenses. The following tables summarize selected financial data by business segment for the fiscal years ended January 31, 1994, 1993 and 1992.

                                                 - Sales and Operating Revenues (a)<F1>    -------- Income Taxes --------
For the Years Ended January 31,                        1994        1993        1992         1994        1993        1992
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Rental properties                                   $ 367,160   $ 353,743   $ 319,035    $     119   $ (11,482)  $ (22,659)
Land Division                                          46,238      36,877      24,864        5,405       3,186        (848)
Residential Development Division                        2,504       5,121      22,306        1,284       1,160       5,421
Wholesale Lumber Division (b)<F2>                      87,001      67,885      53,610        8,654       6,629       4,313
Gain on disposition of properties                           -           -           -        2,268      39,322          88
Provision for decline in real estate                        -           -           -            -      (9,438)     (1,823)
Corporate                                                   -           -           -      (11,194)     (6,226)      9,556
                                                    ----------------------------------------------------------------------
  Consolidated                                      $ 502,903   $ 463,626   $ 419,815    $   6,536   $  23,151   $  (5,952)
                                                    ======================================================================

                                                                     --------------------- Real Estate ----------------------
                                                                                                     ------ Depreciation ------
For the Years Ended         --- Identifiable Assets at ---         ----- Additions, net ----         ---- and Amortization ----
January 31,                 1994         1993         1992         1994       1993       1992        1994       1993       1992
- - ---------------------------------------------------------------------------------------------------------------------------------
                                                                   (in thousands)
Rental properties
  Completed             $ 1,982,198  $ 1,975,580  $ 1,801,104   $  55,582  $ 167,552  $ 278,118   $  63,885  $  57,875  $  50,474
  Under Construction        197,361      192,602      357,067      25,924   (128,584)   (68,271)          -          -         29
Land Division               120,035       94,650      101,798      11,155     (8,990)       299         102        103        113
Residential Development
 Division                    38,064       35,166       40,326          38          -     (9,032)         29         25         97
Wholesale Lumber
 Division                   198,617      204,005      149,439       1,126        860         (8)      1,124      1,075      1,032
Corporate (c)<F3>           131,782      123,401      106,527         271     (1,599)       103         169        194        234
                        ---------------------------------------------------------------------------------------------------------
  Consolidated          $ 2,668,057  $ 2,625,404  $ 2,556,261  $   94,096   $ 29,239  $ 201,209  $   65,309  $  59,272  $  51,979
                        =========================================================================================================


<F1>(a) Interdivision sales are not significant except for sales of buildings by the Residential Development Division to Rental
        Properties, which amounted to approximately  $5,762,000 and  $18,757,000 for the years ended January 31, 1993 and 1992, respectively.  These sales are at cost and are eliminated in consolidation.
<F2>(b) The Company recognizes the gross margin on lumber brokerage sales as revenue.  Gross value of lumber sold for the years ended January 31, 1994, 1993 and 1992 was approximately $2,447,800,000,  $1,723,800,000 and  $1,278,500,000, respectively.
<F3>(c) Corporate assets consist primarily of the investments in and advances to affiliates and capitalized interest on the
        Company's equity in projects under development.

 J.  LEASES

THE COMPANY AS LESSOR
The following summarizes the minimum future rental income to be received on noncancelable operating leases of commercial properties that generally extend for periods of more than one year.

For the Years Ended January 31,
- - ------------------------------------------------------------------
                                                    (in thousands)
1995                                                 $   135,090
1996                                                     129,794
1997                                                     123,178
1998                                                     117,208
1999                                                     109,854
Later years                                              737,231
                                                     -----------
Total minimum future rentals                         $ 1,352,355
                                                     ===========

   Further, most of the commercial leases also include provisions for additional rental income based on sales volume and increases in real estate taxes and operating costs. Percentage rents and other charges amounted to $3,282,000 and $70,641,000 in 1993, $3,754,000 and $72,719,000 in 1992 and
$4,374,000 and $72,672,000 in 1991.

THE COMPANY AS LESSEE
The Company and its subsidiaries are lessees under various leasing arrangements for real property and equipment having terms expiring through 2019, excluding optional renewal periods. These leases are operating leases.
   As part of the syndication of a mixed-use property in November 1985, the Company leased back all of the facilities sold. The lease is a noncancelable operating lease expiring in the year 2000.
   Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 1994 are as follows.

For the Years Ended January 31,
- - -------------------------------------------------------------
                                     Syndicated          All
                                      Property          Other
                                     ------------------------
                                           (in thousands)

1995                                  $  5,510       $  5,060
1996                                     5,998          4,339
1997                                     6,677          3,700
1998                                     6,996          2,879
1999                                     7,318          1,752
Later years                             15,162          2,557
                                      -----------------------
 Total minimum lease
 payments                             $ 47,661       $ 20,287
                                      =======================

Rent expense was $11,351,000, $12,061,000 and $11,626,000 for 1993, 1992 and
1991, respectively.


 K.  CONTINGENT LIABILITIES

As of January 31, 1994, the Company has guaranteed loans totaling $1,170,000 and has $17,121,000 in outstanding letters of credit.
   The Company customarily guarantees lien-free completion of its construction. Upon completion the guarantees are released.
   The Company is also involved in certain claims and litigation related to its operations. Based upon the facts known at this time, management is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition of the Company.

L.  SUMMARIZED FINANCIAL INFORMATION

Forest City Rental Properties Corporation ("Rental Properties") is a wholly-owned subsidiary engaged in the development and management of real estate projects, including regional malls and shopping centers, hotels, office and mixed-use facilities and apartment complexes.
   Condensed consolidated balance sheets and statements of earnings for Rental Properties and its subsidiaries follows.

Forest City Rental Properties Corporation and Subsidiaries
CONSOLIDATED  BALANCE  SHEETS
January 31,                                         1994             1993
- - -----------------------------------------------------------------------------
                                                        (in thousands)
Assets
Real Estate
 Completed rental properties                    $ 2,101,528       $ 2,045,946
 Projects under development                         214,111           188,187
                                                -----------------------------
                                                  2,315,639         2,234,133
 Less accumulated depreciation                     (272,518)         (232,905)
                                                -----------------------------
  Total Real Estate                               2,043,121         2,001,228
Cash                                                  6,217            31,546
Other assets                                        236,760           241,327
                                                -----------------------------
                                                $ 2,286,098       $ 2,274,101
                                                =============================
Liabilities and Shareholder's Equity
Liabilities
Mortgage debt, nonrecourse                      $ 1,883,139       $ 1,831,906
Accounts payable and accrued expenses               122,077           147,969
Long-term debt                                       92,083           116,328
Other liabilities and deferred credits              121,856           110,135
                                                -----------------------------
Total Liabilities                                 2,219,155         2,206,338
                                                -----------------------------

Shareholder's Equity
Common stock and additional paid-in capital           5,378             5,378
Retained earnings                                    61,565            62,385
                                                -----------------------------
  Total Shareholder's Equity                         66,943            67,763
                                                -----------------------------
                                                $ 2,286,098       $ 2,274,101
                                                =============================

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended January 31,          1994           1993          1992
- - -----------------------------------------------------------------------------
                                                    (in thousands)

Sales and operating revenues           $ 367,160      $ 353,743     $ 319,035
Interest and other income                  8,247          5,192        21,176
                                       --------------------------------------
  Total revenues                         375,407        358,935       340,211

Operating expenses                       214,805        209,890       190,889
Interest expense                         102,414        104,260       107,758
Provision for decline in real estate           -          9,438         1,823
Depreciation and amortization             63,901         57,896        50,543
Gain on disposition of properties          2,268         39,322            88
                                       --------------------------------------

Earnings (loss) before income taxes       (3,445)        16,773       (10,714)
Income taxes (credit)                     (2,625)         5,804        (1,898)
                                       --------------------------------------
Net earnings (loss)                    $    (820)     $  10,969     $  (8,816)
                                       ======================================

QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
                                                  -- First --           - Second --           -- Third --           - Fourth --
                                                 -- Quarter --         -- Quarter --         -- Quarter --         -- Quarter --
Fiscal Year                                     1993       1992       1993       1992       1993       1992       1993       1992
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands, except per share data)

Sales and operating revenues                 $ 127,905  $ 108,456  $ 114,905  $ 108,547  $ 119,753  $ 113,277  $ 140,340  $ 133,346
Earnings (loss) before income taxes          $   2,866  $  (3,082) $   1,360  $  (2,487) $   1,684  $  (3,856) $     626  $  32,576
Net earnings (loss) (a)<F1>                  $   1,323  $  (2,587) $     179  $  (2,262) $    (590) $  (2,728) $   1,300  $  20,264

Earnings (loss) per common share (a)<F1>     $     .15  $    (.29) $     .02  $    (.25) $    (.07) $    (.30) $     .15  $    2.25
Dividends declared per common share (b)<F2>  $       -  $       -  $       -  $       -  $       -  $       -  $       -  $       -

Market price range of common stock
 Class A
  High                                       $  33 1/4  $  20 3/4  $  36 1/2  $  20 1/8  $  44 1/8  $  18 3/4  $  41 3/8  $  27 1/4
  Low                                        $  23 3/4  $  17 1/4  $  30 3/8  $  17 5/8  $  35 1/8  $  16 5/8  $  38 1/4  $  16 1/2

 Class B
  High                                       $  33 1/2  $  20 3/8  $  36 5/8  $  20 1/4  $  44 1/8  $  18 1/2  $  43 1/2  $  27
  Low                                        $  23 3/4  $  17 1/2  $  30 3/4  $  17 5/8  $  36 1/4  $  16 5/8  $  38 1/2  $  16 5/8


    Both classes of common stock are traded on the American Stock Exchange under the symbols, FCEA and FCEB. High and low prices shown are based upon data provided by the Exchange.

   As of March 1, 1994, the number of registered holders of Class A and Class B common stock were 984 and 780, respectively.

[FN]
<F1>(a) In 1992, the Company recorded year-end adjustments during the fourth quarter which decreased net earnings by approximately $843,000, or $.09 per share. These adjustments primarily related to depreciation expense on properties recently placed in service and on which additional construction occurred during 1992.
<F2>(b) No dividends were declared in either 1993 or 1992. Future dividends will depend upon such factors as the earnings, capital requirements and financial condition of the Company. Approximately $7,162,000 of retained earnings were available for payment of dividends under the restrictions contained in the six-year term loan agreement with a group of banks.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Earnings Before Depreciation and Deferred Taxes from Operations ("EBDT") increased 5% in 1993 to $80,979,000 from $77,075,000 in 1992. EBDT consists of net earnings before gain on disposition of properties and the provision for decline in real estate plus noncash charges from real estate operations of depreciation and amortization, deferred income taxes and accrued interest on mortgage notes of a rental property that is not payable until future years. During the fourth quarter of 1992, the Company sold the Galleria at South Bay shopping center to a limited partnership in which the Company retained a 50% interest. The tax implication of this transaction increased EBDT in 1992 by approximately $23,000,000. There was no major sale in 1993.
EBDT for 1991 was $51,222,000.
   Consolidated sales and operating revenues were $502,903,000. Consolidated sales and operating revenues in 1993 exceeded 1992 revenues of $463,626,000 by $39,277,000, an increase of 8.5%.
   The net earnings from operations, including gain on disposition of properties and the provision for the decline in real estate, was $2,212,000 in 1993 versus $12,687,000 in 1992 and a net loss of $6,188,000 in 1991. The gain on disposition of properties and the provision for the decline in real estate, net of tax, which varies from year to year and are not considered by management to be a part of the on-going results of operations, were earnings in 1993 and 1992 of $1,494,000 and $17,399,000, respectively, and a loss of $1,105,000 in 1991.

INVESTMENT REAL ESTATE
FOREST CITY RENTAL PROPERTIES CORPORATION

OPERATIONS

The Company conducts the development and management of its real estate portfolio through Forest City Rental Properties Corporation. Sales and operating revenues were $367,160,000 in 1993 versus $353,743,000 in 1992.
Revenues in 1991 were $319,035,000. The increase in revenues is attributable to a large number of buildings opened by the Company during the past few years and their related lease-up. During the last five years, the Company has added over $1,000,000,000 to its completed real estate portfolio. The growth in the Company's completed real estate portfolio will not continue in the next few years at the same pace as it has in the past few years. As a result, the growth in revenues will decrease.
   The net loss before gain on disposition of properties and the provision for the decline in real estate for 1993 was $2,314,000 versus losses of $6,430,000 in 1992 and $7,711,000 in 1991. It is normal for new properties to have a negative impact upon earnings due to the initial operating deficits and additional depreciation and amortization expense. The loss in 1993 includes approximately $64,000,000 in depreciation and amortization expense, an increase of approximately $6,000,000 over that of 1992. Most of our newer properties are now rented and management expects that the related earnings and EBDT will continue to increase.

DISPOSITION OF PROPERTIES AND OTHER PROVISIONS

Gains on disposition of properties and the provision for decline in real estate will vary from year to year, depending upon management's decisions regarding the disposition of properties and the performance of the Company's real estate portfolio. The Company does not write up assets for financial statement purposes; however, we provide our shareholders with the current value of our completed rental properties. During 1992, the Company sold the Galleria at South Bay shopping center to a limited partnership in which the Company retained a 50% interest, resulting in a pretax profit of approximately $38,500,000. There were no major sales in either 1993 or 1991. The Company continually evaluates the realization of the investment in its real estate projects by reviewing their current operations and future projected results. As a result of such analysis, the Company provided a provision for the decline in real estate of $9,438,000 in 1992 and $1,823,000 in 1991.

LAND DIVISION

The sales of residential, commercial and industrial land were $46,238,000 in 1993 versus $36,877,000 in 1992 and $24,864,000 in 1991. The pretax earnings were $5,405,000 in 1993 and $3,186,000 in 1992 versus a loss of $848,000 in
1991. The increase in profit in 1993 over 1992 resulted from an increase in land sales in several of our large residential developments and the margin earned on the sale of several commercial parcels. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding the disposition of significant land holdings.

RESIDENTIAL DEVELOPMENT DIVISION

Revenues in 1993 totaled $2,504,000 versus $5,121,000 in 1992. Revenues in 1991 were $22,306,000. Pretax income was $1,284,000 in 1993, $1,160,000 in
1992 and $5,421,000 in 1991. The division completed the construction of its major residential projects during 1991. In 1993 and 1992, the majority of its efforts were directed toward acquiring completed real estate at favorable prices for the Company's portfolio and continuing to oversee the operations of properties syndicated in prior years. During 1991, the Company recognized approximately $4,000,000 of deferred income related to syndicated operations and charged off $3,300,000 to operating expense for an investment on which the Company no longer intends to proceed.


WHOLESALE LUMBER DIVISION

Forest City Trading Group's revenues were a record $87,001,000 in 1993 versus $67,885,000 in 1992 and $53,610,000 in 1991. Pretax earnings from this division, including earnings from the Company's building materials business which is accounted for on the equity method, were $8,654,000 in 1993, also a record compared to earnings of $6,629,000 in 1992 and $4,313,000 in 1991. The significant fluctuations in the lumber markets created market conditions which allowed the Company to substantially increase its gross margins on trades, resulting in a significant increase in profitability.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities totaled $48,455,000 in 1993 versus $63,664,000 in 1992 and $29,782,000 in 1991. Net earnings from operations in 1993 improved by $5,430,000 over net earnings in 1992. Contributing to an increase in funds generated from the results of operations in 1993 over 1992 was the continued improvement in profitability of the Company's lumber brokerage subsidiary and a greater volume of land sales. The decrease in notes and accounts receivable primarily resulted from the net proceeds of $50,000,000 received under the Company's lumber brokerage subsidiary's agreement to sell an undivided ownership interest in a pool of accounts receivable. An increase in trading activity by the lumber brokerage subsidiary resulted in an increase in inventories and construction contracts in progress, partially offset by an increase in accounts payable and accrued expenses. Other assets increased primarily due to the restricted funds acquired by a new land development subsidiary, Granite Development, L.P., and an increase in Rental Properties' unamortized mortgage and lease costs due to the continuing lease-up of our completed real estate portfolio.
   Net cash used in investing activities totaled $91,679,000 in 1993, versus $62,645,000 and $220,795,000 in 1992 and 1991, respectively. The net cash provided by financing activities in 1993 was $23,549,000, which was comparable to 1992 of $22,517,000, but substantially lower than 1991 of $190,028,000.
The Company's net capital expenditures and related mortgage debt financing decreased significantly in 1992 and 1993 as compared to 1991 due to less development and construction activity, a condition that resulted from the general lack of available financing for real estate projects. The Company continued to amortize its corporate recourse debt and increased the amortization of its mortgage debt. Payments on notes payable increased in 1993, primarily due to the Company's lumber brokerage subsidiary using the net proceeds from their sale of accounts receivable to reduce the bank debt outstanding.
   During 1992, Forest City Rental Properties Corporation converted its $105,000,000 revolving credit agreement with a group of banks into a six-year term loan in accordance with the terms of the agreement. Quarterly principal payments commenced October 1, 1992. The balance outstanding under this loan at January 31, 1994 was $78,750,000. The Company also has a $15,000,000 short-term line of credit which is subject to renewal by May 31, 1994. There were no borrowings outstanding under this line of credit at January 31, 1994. Forest City Rental Properties Corporation also has a term loan that had a balance outstanding of $12,500,000 at January 31, 1994 and that has required quarterly payments of $1,250,000. During 1991, the Company borrowed $10,000,000 from a shareholder. The balance outstanding in notes payable at January 31, 1994 was $8,885,000.
   The Company's mortgage debt, all of which is nonrecourse, totaled $1,930,999,000 at January 31, 1994. During 1993, certain loans matured which were either extended or refinanced and, just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturity date on our loans as they come due in 1994 or refinance the projects.
   In July 1993, Forest City Trading Group, the Company's lumber brokerage subsidiary, entered into a three-year agreement under which it is selling, an undivided ownership interest in a pool of accounts receivable up to a maximum of $60,000,000. An interest in additional accounts receivable is being sold as collections reduce previously sold interests. At the same time, the Company reduced its bank line of credit from $67,500,000 to $40,000,000. The Company has the right to borrow an additional $10,000,000 for up to 90 days between January 25, 1994 and May 31, 1994 under this bank line of credit. During 1993, the Company received $50,000,000 as net proceeds from this transaction. At January 31, 1994, $26,555,000 was outstanding under the bank line of credit.
   The sources of liquidity of the Company and its subsidiaries are unused bank lines, cash flow from operations, refinancings of rental properties with larger mortgages and sales of real estate. In addition, the large principal payments we are making on our recourse debt provides the Company with the potential to raise additional corporate debt on a recourse basis. The sources of funds have been and, to a lesser extent, will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt. Now that the Company's development program has diminished and the properties are completing their lease-up, we are experiencing a substantial increase in cash flow from operations. This should have a positive impact upon the Company's liquidity.
   The Company has historically invested a significant amount of equity in its projects during their development and construction phases. Forest City generally mortgages the properties owned by Forest City Rental Properties on an intermediate- to long-term nonrecourse basis with maturities ranging from 5 years and higher to the extent that funds are available on acceptable terms. Rental Properties has financed most of its development and construction projects with shorter- to intermediate-term bank loans bearing floating rates of interest. We now have begun a program of securitizing our nonrecourse debt on a longer-term basis.
   The Company has a substantial amount of variable-rate debt which enables it to benefit from historically low interest rates. In past years, the Company has purchased interest rate protection on a portion of its debt to provide protection against significant increases in interest rates. The Company has elected to purchase interest rate protection on a substantial portion of its debt through January 31, 1995. Increases in interest rates still could have a negative impact upon the Company to the extent that it has variable-rate debt that is not covered by interest rate protection. The Company will continue to review the various components of its variable-rate debt structure and purchase interest rate protection as it deems appropriate.

GENERAL

Forest City had both investment tax credits and substantial tax net operating loss carryforward ("NOL") at the end of 1993. The Company projects that this NOL will increase during 1994 due to its real estate operations. The Company's policy is to utilize these NOL's before they expire and will consider a variety of strategies to implement that policy. These NOL's generally will not begin to expire before January 31, 2005.