Form 10-Q
period 1994-04-30
FOREST CITY ENTERPRISES INC
filed 1994-06-14
CIK 38067

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    April 30, 1994

Commission file number  1-4372



                           FOREST CITY ENTERPRISES, INC.
               (Exact name of registrant as specified in its charter)


              Ohio                                              34-0863886
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)


10800 Brookpark Road    Cleveland, Ohio                       44130
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code             216-267-1200



                                       None
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                      Outstanding at May 27, 1994

Class A Common Stock, $.33 1/3 par value             5,146,226 shares

Class B Common Stock, $.33 1/3 par value             3,845,388 shares


                         FOREST CITY ENTERPRISES, INC.

                                     INDEX

                                                                      Page No.

Part I.   Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises, Inc. and Subsidiaries:

               Consolidated Balance Sheets - April 30, 1994
                  (Unaudited) and January 31, 1994                      3-4

               Consolidated Statements of Earnings and Retained
                  Earnings (Unaudited) - Three Months Ended
                  April 30, 1994 and 1993                                 5

               Consolidated Statements of Cash Flows (Unaudited) -
                  Three Months Ended April 30, 1994 and 1993              6

               Note to Consolidated Financial Statements (Unaudited)      7

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-11


Part II.  Other Information:

      Item 1.  Legal Proceedings                                        12


      Item 6.  Exhibits and Reports on Form 8-K                         12


Signatures                                                              13


PART I - FINANCIAL INFORMATION


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                             April 30, 1994  January 31, 1994
                                             --------------  ----------------
                                                (Unaudited)
                                                       (in thousands)
Assets
Real Estate
   Completed rental properties                   $2,139,372       $2,116,557
   Projects under development                       221,401          214,111
   Land held for development or sale                 74,382           74,398
                                                 ----------       ----------
                                                  2,435,155        2,405,066
   Less accumulated depreciation                   (294,309)        (282,313)
                                                 ----------       ----------
        Total Real Estate                         2,140,846        2,122,753


Cash                                                  8,540           21,798
Notes and accounts receivable, net of allowance
  for doubtful accounts of $5,514 and $5,322,
  respectively                                      244,155          252,009
Inventories and construction contracts
  in progress                                        44,568           63,220

Investments in and advances to affiliates            62,081           59,891
Other assets                                        151,493          148,386
                                                 ----------       ----------

                                                 $2,651,683       $2,668,057
                                                 ==========       ==========


See note to consolidated financial statements.

                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                              April 30, 1994  January 31, 1994
                                              --------------  ----------------
                                               (Unaudited)
                                                       (in thousands)
Liabilities and Shareholders' Equity
Liabilities
Mortgage debt, nonrecourse                       $1,941,559       $1,930,999
Accounts payable and accrued expenses               325,297          361,023
Notes payable                                        50,794           39,183
Long-term debt                                       90,252           95,452
Deferred income taxes                                70,393           69,449
Deferred profit                                      26,475           26,509
                                                 ----------       ----------

        Total Liabilities                         2,504,770        2,522,615
                                                 ----------       ----------

Shareholders' Equity
Preferred stock - convertible, without par
  value; 1,000,000 shares authorized;
  no shares issued                                        -                -
Common stock - $.33 1/3 par value
  Class A, 16,000,000 shares authorized;
    5,146,226 shares outstanding                      1,715            1,715
  Class B, convertible, 6,000,000 shares
    authorized; 3,845,388 shares
    outstanding                                       1,282            1,282
                                                 ----------       ----------
                                                      2,997            2,997
Additional paid-in capital                           45,511           45,511
Retained earnings                                    98,405           96,934
                                                 ----------       ----------

        Total Shareholders' Equity                  146,913          145,442
                                                 ----------       ----------

                                                 $2,651,683       $2,668,057
                                                 ==========       ==========

See note to consolidated financial statements.


                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                      (Unaudited)

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                         1994         1993
                                                       --------     --------
                                                       (in thousands, except
                                                          per share data)

Sales and operating revenues                           $111,896     $127,905
Interest and other income                                 4,616        1,983
                                                       --------     --------
     Total revenues                                     116,512      129,888

Operating expenses                                       73,270       84,351
Interest expense                                         29,902       27,666
Depreciation and amortization                            15,650       15,389
Gain on disposition of properties                             -          384
                                                       --------     --------

Earnings (loss) before income taxes
  and extraordinary gain                                 (2,310)       2,866
                                                       --------     --------

Income taxes
   Current                                               (1,372)         151
   Deferred                                                 944        1,392
                                                       --------     --------
                                                           (428)       1,543
                                                       --------     --------

Net earnings (loss) before extraordinary gain            (1,882)       1,323
Extraordinary gain, net of tax                            3,353            -
                                                       --------     --------

Net earnings                                              1,471        1,323

Retained earnings at beginning of period                 96,934       94,722
                                                       --------     --------

Retained earnings at end of period                     $ 98,405     $ 96,045
                                                       ========     ========

Per common share
  Net earnings (loss) before extraordinary gain           $(.21)       $ .15
  Extraordinary gain, net of tax                            .37            -
                                                          -----        -----

                                                          $ .16        $ .15
                                                          =====        =====

Weighted average common shares outstanding            8,991,614    8,991,614
                                                      =========    =========

See note to consolidated financial statements.



                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                       1994          1993
                                                     --------      --------
                                                         (in thousands)

Operating Activities
   Net earnings                                      $  1,471      $  1,323
   Depreciation and amortization                       15,650        15,389
   Deferred income taxes                                  944         1,392
   Accrued interest of a rental property
     not payable until future years                     3,394         1,260
   Extraordinary gain                                  (5,656)            -
   Gain on disposition of properties                        -          (384)
   Decrease in land held for development or sale           15         6,057
   (Increase) decrease in notes
     and accounts receivable, net                       7,854        (4,008)
   (Increase) decrease in inventories and
     construction contracts in progress                18,652        (3,981)
   (Increase) decrease in other assets                 (6,397)          248
   (Decrease) in accounts payable and
     accrued expenses                                 (39,120)      (25,921)
   Increase (decrease) in deferred profit                 (34)        1,252
                                                     --------      --------
      Net cash used in operating activities            (3,227)       (7,373)
                                                     --------      --------

Investing Activities
   Capital expenditures                               (30,468)      (13,953)
   (Increase) decrease in investments
     in and advances to affiliates                     (2,190)          126
                                                     --------      --------
      Net cash used in investing activities           (32,658)      (13,827)
                                                     --------      --------

Financing Activities
   Increase in mortgage and long-term debt             23,667         6,825
   Payments on long-term debt                          (5,892)       (5,680)
   Principal payments on mortgage debt
     on real estate                                    (6,759)      (10,005)
   Increase in notes payable                           12,048        24,251
   Payments on notes payable                             (437)       (4,498)
                                                     --------      --------
      Net cash provided by financing activities        22,627        10,893
                                                     --------      --------

Net (decrease) in cash                                (13,258)      (10,307)
Cash at beginning of period                            21,798        41,483
                                                     --------      --------
Cash at end of period                                $  8,540      $ 31,176
                                                     ========      ========

See note to consolidated financial statements.



                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. During the first quarter of 1994, the Company restructured the nonrecourse debt on Robinson Town Center Plaza, a community strip shopping center, located in Robinson Township near the Greater Pittsburgh International Airport. As part of this transaction, approximately $5,700,000 in debt was forgiven by the lender.
      As a result of this transaction, the Company recorded an extraordinary gain, net of tax, of $3,353,000 during the quarter ended April 30, 1994.

PART I - FINANCIAL INFORMATION (CONTINUED)

      The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature.
Results of operations for the three months ended April 30, 1994 and 1993 are not necessarily indicative of results of operations which may be expected for the full year.

      The following discussion and analysis of business segments of Forest City Enterprises, Inc. and all majority-owned subsidiaries ("Company") should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1994 annual report
("Form 10-K").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Earnings Before Depreciation and Deferred Taxes from Operations ("EBDT") increased 4% for the quarter ended April 30, 1994 to $19,036,000 from $18,363,000 for the first quarter of fiscal 1993. EBDT consists of net earnings before gain on disposition of properties and the provision for decline in real estate plus noncash charges from real estate operations of depreciation and amortization, deferred income taxes and accrued interest on mortgage notes of a rental property that is not payable until future years.

      Consolidated sales and operating revenues were $111,896,000 for the three months ended April 30, 1994 versus $127,905,000 for the three months ended April 30, 1993. The decline in revenues was due to a reduced level of sales in the Land Division and a decrease in volume in the Wholesale Lumber Division.

      The net loss before extraordinary gain, including gain on disposition of properties, was $1,882,000 for the first quarter of 1994 versus net earnings of $1,323,000 for the same period in 1993. The gain on disposition of properties, net of tax, which varies from year to year and is not considered by management to be a part of the on-going results of operations, was $236,000 for the first three months of 1993. There was no gain on disposition of properties during the first quarter of 1994.

      The Company also recorded an extraordinary gain, net of tax, of $3,353,000 during the quarter ended April 30, 1994. This resulted from the restructuring of the nonrecourse debt on Robinson Town Center Plaza, a community strip shopping center located in Robinson Township near the Greater Pittsburgh International Airport. As a part of the transaction, approximately $5,700,000 in debt was forgiven by the lender.


INVESTMENT REAL ESTATE - FOREST CITY RENTAL PROPERTIES CORPORATION

The Company conducts the development and management of its real estate portfolio through Forest City Rental Properties Corporation. Sales and operating revenues increased to $94,260,000 for the quarter ended
April 30, 1994 from $89,375,000 for the first three months of fiscal 1993. Net earnings before gain on disposition of properties and the extraordinary gain for the first quarter of 1994 were $2,044,000 versus a net loss for the first three months of 1993 of $1,073,000. Much of the improvement in the first quarter of 1994 over 1993 resulted from the operating activities of properties recently acquired as well as improvements in existing properties.


LAND DIVISION

The sales of residential, commercial and industrial land were $4,286,000 for the first quarter of 1994 versus $12,907,000 for the comparable period in 1993. The pretax loss was $1,123,000 for the three months ended
April 30, 1994 versus pretax earnings of $2,640,000 for the first quarter of 1993. During the first quarter of 1993, the Company completed the sale of a multi-family parcel in Northeast Ohio as well as the sale of a large number of lots in its Florida land operation. There were no significant individual land sales in the first quarter of 1994. The portion of the loss for the first quarter of 1994 due to the operations of Granite Development Partners, L.P., formed during the fourth quarter of 1993 to invest in a specified pool of land, was $1,734,000. Until the limited partners exercise their outstanding warrants and dilute Forest City's ownership interest in this limited partnership as provided for in the partnership agreement, the Company is recognizing 100% of the losses being generated from operations. Since there were no significant land sales in Granite during the first quarter, most of the loss is due to interest expense on the debt outstanding. Sales of land and related earnings vary from period to period depending upon management's decisions regarding the disposition of significant land holdings.


RESIDENTIAL DEVELOPMENT DIVISION

Revenues for the three months ended April 30, 1994 were $541,000 versus $596,000 for the first quarter of 1993. Earnings before income taxes were $436,000 for the quarter ended April 30, 1994 versus earnings of $323,000 for the first quarter of 1993. The majority of this division's efforts are now directed toward acquiring completed real estate at favorable prices for the Company's portfolio and continuing to oversee the operations of properties syndicated in prior years.


WHOLESALE LUMBER DIVISION

Forest City Trading Group's revenues were $12,809,000 for the three months ended April 30, 1994 compared to revenues of $25,027,000 for the first quarter of 1993. The pretax loss for this division was $3,532,000, including results of operations from the Company's building materials business which is accounted for on the equity method, versus pretax earnings of $2,415,000 for the first quarter of 1993. The decrease in revenues is due to the steep decline in the market price of lumber. The pretax loss is attributable to the decline in the market price of lumber and its associated negative impact on the division's physical inventory. The physical inventory levels had grown during 1993 due to market price increases and the volume of trading. When the market price of lumber fell during the first quarter of 1994, the division sold its physical inventory at a loss. All of the loss related to the physical inventory has been accrued. Fluctuations in lumber markets during the first quarter of 1993 created market conditions that allowed the Company to substantially increase its gross margin and pretax earnings as a result of these trading activities.


FINANCIAL CONDITION AND LIQUIDITY

The net cash used in operating activities was $3,227,000 for the first quarter of 1994 versus cash used of $7,373,000 for the first quarter of 1993. The reduction in cash used in the first quarter of 1994 versus 1993 resulted primarily from the change in the debt agreements at the Company's lumber brokerage subsidiary which resulted in a reduction in accounts receivable.

      Net cash used in investing activities was $32,658,000 for the quarter ended April 30, 1994 versus $13,827,000 used during the first quarter of 1993. Net cash provided by financing activities was $22,627,000 for the three months ended April 30, 1994 versus $10,893,000 provided during the quarter ended April 30, 1993. The Company acquired two apartment buildings in 1994, which resulted in an increase in capital expenditures and mortgage debt in 1994 as compared to 1993. On-going development activity also is reflected in the increase in capital expenditures.
Mortgage debt increased in 1994 over 1993 due to debt issued by Granite Development Partners, L.P. This increase in debt was partially offset by a change in the debt agreements at the Company's lumber brokerage subsidiary which resulted in a reduction of notes payable in 1994 as compared to 1993.

      The Company's wholly-owned real estate subsidiary, Forest City Rental Properties Corporation, has two term loans outstanding which totaled $85,625,000 at April 30, 1994. The Company is making quarterly principal payments under both of these loans, totaling $5,625,000. The Company also had $6,000,000 outstanding under its $15,000,000 short-term line of credit at April 30, 1994.

      During 1991, the Company borrowed $10,000,000 from each of two related parties who were shareholders. The debt to one of the shareholders has been repaid. There is $8,826,000 outstanding to the remaining shareholder at April 30, 1994. This loan is secured by selected real estate assets of the Company and collections of a note receivable.

      The Company's mortgage debt, all of which is nonrecourse, totaled $1,941,559,000 at April 30, 1994. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee the completion of the initial construction of certain projects. During 1993, certain loans matured which were either extended or refinanced. Just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturity date on our loans as they come due in 1994 or refinance the projects.


      The Company's lumber brokerage subsidiary has a three-year agreement under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $80,000,000. The Company also has a bank line of credit of $40,000,000 with the right to borrow an additional $10,000,000 for up to ninety days through May 31, 1995. At April 30, 1994, $32,168,000 was outstanding under this line of credit.

      The sources of liquidity of the Company and its subsidiaries are unused bank lines, cash flow from operations, refinancings of rental properties with larger mortgages and sales of real estate. In addition, the large principal payments we are making on our recourse debt provides the Company with the potential to raise additional corporate debt on a recourse basis. The sources of funds have been and, to a lesser extent, will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt. Now that the Company's development program has diminished and the properties are completing their lease up, we are experiencing a substantial increase in cash flow from operations. This has had a positive impact upon the Company's liquidity.

      The Company has historically invested a significant amount of equity in its projects during their development and construction phases. Forest City generally mortgages the properties owned by Forest City Rental Properties on an intermediate- to long-term nonrecourse basis with maturities ranging from 5 years and higher to the extent that funds are available on acceptable terms. Rental Properties has financed most of it development and construction projects with shorter- to intermediate-term bank loans bearing floating rates of interest. We now have begun a program of securitizing our nonrecourse debt on a longer-term basis.

      The Company has a substantial amount of variable-rate debt which enables it to benefit from historically low interest rates. In past years, the Company has purchased interest rate protection on a portion of its debt to provide protection against significant increases in interest rates. The Company has elected to purchase interest rate protection on a substantial portion of it debt through January 31, 1995. Increases in interest rates still could have a negative impact upon the Company to the extent that it has variable-rate debt that is not covered by interest rate protection. The Company will continue to review the various components of its variable-rate debt structure and purchase interest rate protection as it deems appropriate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is involved in various claims and lawsuits incidental to its business. The Company's General Counsel is of the opinion that, except for the claims discussed below which may or may not have a material effect, none of the other claims and lawsuits will have a material adverse effect on the Company.

      The Company holds a partnership interest in Grant Liberty Development Group Associates ("GLDGA"). GLDGA and Metropolitan Life Insurance Company ("Metropolitan") hold ownership interests of 40% and 60%, respectively, in Liberty Center Venture ("Partnership"). Metropolitan is also the holder of the nonrecourse mortgage which encumbers the property held by the Partnership. In July 1990, GLDGA initiated an action against Metropolitan alleging Metropolitan violated its fiduciary duty to the Partnership by refusing to refinance or reduce the interest rate on the mortgage and by making decisions detrimental to the Partnership. Subsequently, in March 1991, Metropolitan filed an action against the Partnership to foreclose on the mortgage and obtain title to the property. Subsequent thereto, a receiver had been appointed to manage the property.



Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - none.

      (b) Reports on Form 8-K filed for the three months ended April 30, 1994:

          None





                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)





Date      June 14, 1994                 /s/ Thomas G. Smith
                                       Thomas G. Smith, Senior Vice President,
                                         Chief Financial Officer
                                         and Secretary



Date      June 14, 1994                 /s/ D. Layton McCown
                                       D. Layton McCown, Vice President,
                                         Corporate Controller and Chief
                                         Accounting Officer