Form 10-Q
period 1994-07-31
FOREST CITY ENTERPRISES INC
filed 1994-09-14
CIK 38067

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    July 31, 1994

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

    Class                                      Outstanding at August 22, 1994

Class A Common Stock, $.33 1/3 par value             5,146,226 shares

Class B Common Stock, $.33 1/3 par value             3,845,388 shares


                         FOREST CITY ENTERPRISES, INC.


                                     INDEX


                                                                      Page No.

Part I.   Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises, Inc. and Subsidiaries:

               Consolidated Balance Sheets - July 31, 1994
                  (Unaudited) and January 31, 1994                      3-4

               Consolidated Statements of Earnings and Retained
                  Earnings (Unaudited) - Three and Six Months Ended
                  July 31, 1994 and 1993                                  5

               Consolidated Statements of Cash Flows (Unaudited) -
                  Six Months Ended July 31, 1994 and 1993                 6

               Notes to Consolidated Financial Statements (Unaudited)     7

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-12



Part II.  Other Information:

      Item 1.  Legal Proceedings                                        12

      Item 6.  Exhibits and Reports on Form 8-K                         12



Signatures                                                              13




PART I - FINANCIAL INFORMATION


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                 July 31, 1994    January 31, 1994
                                                 -------------    ----------------
                                                 (Unaudited)
                                                         (in thousands)
Assets
Real Estate
   Completed rental properties                   $2,149,472       $2,116,557
   Projects under development                       235,768          214,111
   Land held for development or sale                 68,057           74,398
                                                 ----------       ----------
                                                  2,453,297        2,405,066
   Less accumulated depreciation                   (307,514)        (282,313)
                                                 ----------       ----------
        Total Real Estate                         2,145,783        2,122,753


Cash                                                 11,879           21,798
Notes and accounts receivable, net of allowance
  for doubtful accounts of $5,174 and $5,322,
  respectively                                      240,726          252,009
Inventories and construction contracts
  in progress                                        36,346           63,220

Investments in and advances to affiliates            63,808           59,891
Other assets                                        147,156          148,386
                                                 ----------       ----------
                                                 $2,645,698       $2,668,057
                                                 ==========       ==========


Liabilities and Shareholders' Equity
Liabilities
Mortgage debt, nonrecourse                       $1,947,347       $1,930,999
Accounts payable and accrued expenses               342,982          361,023
Notes payable                                        13,324           39,183
Long-term debt                                       99,571           95,452
Deferred income taxes                                69,471           69,449
Deferred profit                                      26,883           26,509
                                                 ----------       ----------
        Total Liabilities                         2,499,578        2,522,615
                                                 ----------       ----------
Shareholders' Equity
Preferred stock - convertible, without par
  value; 1,000,000 shares authorized;
  no shares issued                                        -                -
Common stock - $.33 1/3 par value
  Class A, 16,000,000 shares authorized;
    5,146,226 shares outstanding                      1,715            1,715
  Class B, convertible, 6,000,000 shares
    authorized; 3,845,388 shares
    outstanding                                       1,282            1,282
                                                 ----------       ----------
                                                      2,997            2,997
Additional paid-in capital                           45,511           45,511
Retained earnings                                    97,612           96,934
                                                 ----------       ----------
        Total Shareholders' Equity                  146,120          145,442
                                                 ----------       ----------
                                                 $2,645,698       $2,668,057
                                                 ==========       ==========


See notes to consolidated financial statements.


                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                      (Unaudited)
                                              Three Months Ended     Six Months Ended
                                                   July 31,              July 31,
                                              ------------------     ----------------
                                              1994      1993         1994      1993
                                              ----      ----         ----      ----
                                                    (dollars in thousands, except
                                                          per share data)
Sales and operating revenues                  $130,533  $114,905     $242,429  $242,810
Interest and other income                        2,934     3,774        7,550     5,757
                                              --------  --------     --------  --------

     Total revenues                            133,467   118,679      249,979   248,567

Operating expenses                              86,768    73,526      160,038   157,877
Interest expense                                30,795    27,716       60,697    55,382
Depreciation and amortization                   16,785    16,068       32,435    31,457
Gain (loss) on disposition of properties             -        (9)           -       375
                                              --------  --------     --------  --------

Earnings (loss) before income taxes
  and extraordinary gain                          (881)    1,360       (3,191)    4,226
                                              --------  --------     --------  --------


Income taxes
   Current                                         834       149         (538)      300
   Deferred                                       (922)    1,032           22     2,424
                                              --------  --------     --------  --------

                                                   (88)    1,181         (516)    2,724
                                              --------  --------     --------  --------

Net earnings (loss) before
  extraordinary gain                              (793)      179       (2,675)    1,502
Extraordinary gain, net of tax                       -         -        3,353         -
                                              --------  --------     --------  --------

Net earnings (loss)                               (793)      179          678     1,502

Retained earnings at beginning of period        98,405    96,045       96,934    94,722
                                              --------  --------     --------  --------

Retained earnings at end of period            $ 97,612  $ 96,224     $ 97,612  $ 96,224
                                              ========  ========     ========  ========
Per common share
  Net earnings (loss) before
    extraordinary gain                        $   (.09) $    .02     $   (.30) $    .17
  Extraordinary gain, net of tax                     -         -          .37         -
                                              --------  --------     --------  --------

  Net earnings (loss)                         $   (.09) $    .02     $    .07  $    .17
                                              ========  ========     ========  ========
Weighted average common shares outstanding    8,991,614 8,991,614    8,991,614 8,991,614
                                              ========= =========    ========= =========

See notes to consolidated financial statements.


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     Six Months Ended July 31,
                                                     -------------------------
                                                     1994          1993
                                                     ----          ----
                                                         (in thousands)
Operating Activities
   Net earnings                                      $    678      $  1,502
   Depreciation and amortization                       32,435        31,457
   Deferred income taxes                                   22         2,424
   Accrued interest of a rental property
     not payable until future years                     6,825         2,760
   Extraordinary gain                                  (5,656)            -
   Gain on disposition of properties                        -          (375)
   Decrease in land held for development or sale        6,341         2,009
   Decrease in notes and
     accounts receivable, net                          11,283        73,467
   (Increase) decrease in inventories and
     construction contracts in progress                26,874          (192)
   (Increase) in other assets                          (5,961)      (14,949)
   (Decrease) in accounts payable and
     accrued expenses                                 (24,866)      (47,159)
   Increase in deferred profit                            374         1,405
                                                     --------      --------
      Net cash provided by operating activities        48,349        52,349
                                                     --------      --------
Investing Activities
   Capital expenditures                               (54,615)      (28,354)
   (Increase) decrease in investments
     in and advances to affiliates                     (3,917)        1,894
                                                     --------      --------
      Net cash used in investing activities           (58,532)      (26,460)
                                                     --------      --------
Financing Activities
   Increase in mortgage and long-term debt             55,985        16,032
   Payments on long-term debt                         (11,590)      (13,651)
   Principal payments on mortgage debt
     on real estate                                   (18,272)      (15,324)
   Increase in notes payable                              434         2,465
   Payments on notes payable                          (26,293)      (35,882)
      Net cash provided by (used in)                 --------      --------
        financing activities                              264       (46,360)
                                                     --------      --------
Net (decrease) in cash                                 (9,919)      (20,471)
Cash at beginning of period                            21,798        41,483
                                                     --------      --------
Cash at end of period                                $ 11,879      $ 21,012
                                                     ========      ========

See notes to consolidated financial statements.


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. During the first quarter of 1994, the Company and its partners restructured the nonrecourse debt on Robinson Town Center Plaza, a community strip shopping center located in Robinson Township near the Greater Pittsburgh International Airport. As part of this transaction, approximately $5,700,000 in debt was forgiven by the lender. As a result of this transaction, the Company recorded an extraordinary gain, net of tax, of $3,353,000 during the quarter ended April 30, 1994.

B. Effective July 25, 1994, the Company replaced its six-year term loan, its $15,000,000 short-term line of credit and its seven-year term loan with a seven-year, $70,000,000 term loan and a three-year, $70,000,000 revolving credit agreement. Quarterly principal payments of $2,500,000 on the seven-year term loan will commence October 1, 1994. The revolving credit agreement allows for up to $20,000,000 in outstanding letters of credit, which shall reduce the revolving credit portion available to the Company. At its maturity, the revolving credit agreement may be renewed annually or converted to a seven-year term loan by the Company. The seven-year term loan and revolving credit agreement provides, among other things, for 1) interest rates ranging from 1/4% to 3/4% over the prime rate or 2% to 2-1/2% over the London Interbank Offered Rate ("LIBOR"); 2) the maintenance of a specified level of net worth and cash flow (as defined); and 3) a restriction on dividend payments.

PART I - FINANCIAL INFORMATION (CONTINUED)

      The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three and six months ended July 31, 1994 and 1993 are not necessarily indicative of results of operations which may be expected for the full year.

      The following discussion and analysis of business segments of Forest City Enterprises, Inc. and all majority-owned subsidiaries ("Company") should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1994 annual report ("Form 10-K").


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Earnings Before Depreciation and Deferred Taxes from Operations ("EBDT") increased 12% for the quarter ended July 31, 1994 to $20,421,000 from $18,205,000 for the second quarter of fiscal 1993. EBDT consists of net earnings before gain on disposition of properties and the provision for decline in real estate plus noncash charges from real estate operations of depreciation and amortization, deferred income taxes and accrued interest on mortgage notes of a rental property that is not payable until future years. EBDT for the six months ended July 31, 1994 rose by 8% to $39,457,000 versus $36,568,000 for the first six months of 1993.

      Consolidated sales and operating revenues were $130,533,000 for the three months ended July 31, 1994 versus $114,905,000 for the quarter ended July 31, 1993. Consolidated sales and operating revenues were $242,429,000 for the six months ended July 31, 1994 versus $242,810,000 for the comparable period in 1993.

      The net loss from operations, including gain on disposition of properties, was $793,000 for the quarter ended July 31, 1994 as compared to net earnings from operations for the quarter ended July 31, 1993 of $179,000. The net loss from operations for the six months ended July 31, 1994 was $2,675,000 versus net earnings of $1,502,000 for the comparable period in 1993. The gain on disposition of properties, net of tax, which varies from year to year and is not considered by management to be a part of the on-going results of operations, was a loss of $6,000 for the quarter ended July 31, 1993 and net earnings of $230,000 for the six months ended July 31, 1993. There was no gain on disposition of properties for the first six months of 1994.

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


INVESTMENT REAL ESTATE - FOREST CITY RENTAL PROPERTIES CORPORATION

The Company conducts the development and management of its real estate portfolio through Forest City Rental Properties Corporation. Sales and operating revenues increased to $94,615,000 for the quarter ended July 31, 1994 from $91,339,000 for the second quarter of 1993. Sales for the six months ended July 31, 1994 were $188,875,000 versus $180,714,000 for the first six months of 1993. Although the Company has not opened any new properties as a result of its development program during 1994, the acquisition of two multi-family projects and an improvement in occupancy during the first six months of 1994 account for much of the increase in revenues. The net loss before gain on disposition of properties for the quarter ended July 31, 1994 was $1,464,000 versus a net loss of $67,000 for the second fiscal quarter of 1993. For the six months ended July 31, 1994, net earnings were $580,000 versus a net loss of $1,140,000 for the comparable period in 1993.


LAND DIVISION

The sales of residential, commercial and industrial land were $14,069,000 for the second quarter of 1994 versus $6,972,000 for the comparable period in 1993. Revenues for the six months ended July 31, 1994 were $18,355,000 versus $19,879,000 for the first six months of 1993. Pretax earnings were virtually break-even at $2,000 for the quarter ended July 31, 1994 versus pretax earnings of $919,000 for the three months ended July 31, 1993. The pretax loss for the six months ended July 31, 1994 was $1,121,000 versus pretax earnings of $3,559,000 for the first half of 1993. During the first six months of 1993, the Company completed the sale of a multi-family parcel in Northeast Ohio as well as the sale of a commercial parcel at one of our shopping centers. There were no such significant individual sales during the first six months of 1994. In addition, in 1994 the Company is incurring interest expense on the debt of a joint venture which is in its initial stages of development. The Company anticipates that sales from the joint venture will occur during the second half of 1994. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding the disposition of significant land holdings.


RESIDENTIAL DEVELOPMENT DIVISION

Revenues for the three months ended July 31, 1994 were $554,000 versus revenues of $764,000 for the quarter ended July 31, 1993. The pretax loss was $315,000 for the second quarter of 1994 as compared to pretax income of $433,000 for the quarter ended July 31, 1993. Revenues for the six months ended July 31, 1994 were $1,095,000 versus revenues of $1,360,000 for the six months ended July 31, 1993. Earnings before income taxes were $121,000 for the first six months of 1994 versus pretax earnings of $756,000 for the six months ended July 31, 1993. This division's efforts are directed toward acquiring completed real estate at favorable prices for the Company's portfolio and continuing to oversee the operations of properties syndicated in prior years. In addition to earning acquisition fees, the Company also earns certain management incentive fees from syndicated properties.


WHOLESALE LUMBER DIVISION

Forest City Trading Group's revenues were $21,295,000 for the quarter ended July 31, 1994 versus revenues of $15,830,000 for the second quarter of 1993. Revenues for the six months ended July 31, 1994 were $34,104,000 versus revenues of $40,857,000 for the six months ended July 31, 1993. Pretax earnings from this division, including earnings from the Company's building materials business which are accounted for on the equity method, were $3,273,000 for the quarter ended July 31, 1994 versus $770,000 for the second quarter of 1993. The pretax loss for the six months ended July 31, 1994 was $259,000 versus pretax earnings of $3,185,000 for the six months ended July 31, 1993. The decrease in revenues and profitability for the six months ended July 31, 1994 is due to the steep decline in the market price of lumber that occurred during the first quarter of 1994 and the associated negative impact upon the division's physical inventory. Physical inventory levels had grown during 1993 due to market price increases and the volume of trading. When the market price of lumber fell during the first quarter of 1994, the division sold its physical inventory at a loss. All of the loss related to the physical inventory has been accrued. Market conditions and the Company's resulting profitability improved significantly during the second quarter of 1994 as reflected by both an increase in revenues and profitability.


FINANCIAL CONDITION AND LIQUIDITY

The net cash provided by operating activities was $48,349,000 and $52,349,000 during the six months ended July 31, 1994 and 1993, respectively. The reduction in cash provided by operating activities in the first half of fiscal 1994 as compared to the first six months of fiscal 1993 is primarily the result of two events: 1) the Company's lumber brokerage subsidiary revised its debt agreement in fiscal 1993, resulting in a decrease in accounts receivable that was only partially offset by a decrease in accounts payable; there was no similar fluctuation in 1994; and 2) the market price of lumber declined in 1994, leading to a reduction in both volume and price of the Company's lumber brokerage subsidiary's physical inventory during 1994.

      Net cash used in investing activities was $58,532,000 for the first six months of fiscal 1994, an increase of $32,072,000 over cash used in the comparable period in 1993. Net cash provided by financing activities for the six months ended July 31, 1994 provided cash of $264,000 versus cash used of $46,360,000 for the same period in 1993. The Company acquired two apartment buildings in 1994 which resulted in an increase in capital expenditures and mortgage debt in 1994 as compared to 1993. On-going development activity also is reflected in the increase in capital expenditures. Mortgage debt increased in 1994 over 1993 due to debt issued by Granite Development Partners, L.P. Payments on notes payable during the first half of fiscal 1994 was less than the same period in 1993 due to the change in debt agreements at the Company's lumber brokerage subsidiary that occurred in the first half of 1993.

      The Company's wholly-owned real estate subsidiary, Forest City Rental Properties Corporation, renegotiated the unsecured corporate banking line of credit during the quarter ended July 31, 1994. The Company's two term loans that totaled $91,250,000 at January 31, 1994 and its $15,000,000 short-term line of credit were replaced by a $70,000,000 term loan and a $70,000,000 revolving credit agreement. The $70,000,000 term loan is a seven-year agreement providing for interest to be payable monthly at rates based on LIBOR plus an increment ranging from 2% in years one through three to 2-1/4% in years four and five and 2-1/2% in years six and seven. Principal payments of $2,500,000 will be made quarterly, beginning October 1, 1994. The $70,000,000 revolving credit agreement is for a three-year period with interest payable monthly based on LIBOR plus 2%. At termination, the Company and the banks may agree to renew the revolver or the Company may convert it to a seven-year term loan with the same principal repayment and interest rate terms as the $70,000,000 term loan.

      During 1991, the Company borrowed $10,000,000 from a related party who was also a shareholder. The balance outstanding on this loan at July 31, 1994 was $8,826,000. This loan is secured by selected real estate assets of the Company and collections on a note receivable.

      The Company's mortgage debt, all of which is nonrecourse, totaled $1,947,347,000 at July 31, 1994. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee the completion of the initial construction of certain projects. During 1993 and 1994, certain loans matured which were either extended or refinanced. Just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturity date on our loans as they come due in 1994 or refinance the projects.

      The Company's lumber brokerage subsidiary has a three-year agreement maturing July 31, 1996 under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $80,000,000. The Company also has a bank line of credit of $40,000,000 with the right to borrow an additional $10,000,000 for up to ninety days through May 31, 1995. At July 31, 1994, $1,076,000 was outstanding under this line of credit.

      The sources of liquidity of the Company and its subsidiaries are unused bank lines, cash flow from operations, refinancings of rental properties with larger mortgages and sales of real estate. The sources of funds have been and, to a lesser extent, will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt. Now that the Company's development program has diminished and the properties are completing their lease up, we are experiencing an increase in cash flow from operations. This has had a positive impact upon the Company's liquidity.

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

      The Company has a substantial amount of variable-rate debt which enables it to benefit from historically low interest rates. In past years, the Company has purchased interest rate protection on a portion of its debt to provide protection against significant increases in interest rates. The Company has elected to purchase interest rate protection on a substantial portion of its debt through July 31, 1995. Increases in interest rates still could have a negative impact upon the Company to the extent that it has variable-rate debt that is not covered by interest rate protection. The Company will continue to review the various components of its variable-rate debt structure and purchase interest rate protection as it deems appropriate.


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


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          No. 10.1 - Credit Agreement, dated as of July 25, 1994, among Forest City Rental Properties Corporation, the banks named therein and Society National Bank, as Agent.

          No. 10.2 - Guaranty of Payment of Debt, dated as of July 25, 1994, between Forest City Enterprises, Inc. and the banks named therein.

      (b) Reports on Form 8-K filed for the three months ended July 31, 1994:

          None




                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)





Date    September 13, 1994             /s/ Thomas G. Smith
                                       Thomas G. Smith, Senior Vice President,
                                       Chief Financial Officer and Secretary



Date    September 13, 1994             /s/ D. Layton McCown
                                       D. Layton McCown, Vice President,
                                       Corporate Controller and Chief
                                       Accounting Officer







                         Exhibits Filed Electronically


The following exhibits are included in this electronic filing and are located after this index.

      Exhibit No. 10.1 - Credit Agreement, dated as of July 25, 1994, among Forest City Rental Properties Corporation, the banks named therein and Society National Bank, as Agent.

      Exhibit No. 10.2 - Guaranty of Payment of Debt, dated as of July 25, 1994, between Forest City Enterprises, Inc. and the banks named therein.