Form 10-Q
period 1994-10-31
FOREST CITY ENTERPRISES INC
filed 1994-12-15
CIK 38067

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   October 31, 1994

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

    Class                                      Outstanding at November 29, 1994

Class A Common Stock, $.33 1/3 par value             5,146,226 shares

Class B Common Stock, $.33 1/3 par value             3,845,388 shares

                         FOREST CITY ENTERPRISES, INC.


                                     INDEX


                                                                      Page No.

Part I.   Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises, Inc. and Subsidiaries:

               Consolidated Balance Sheets - October 31, 1994
                  (Unaudited) and January 31, 1994                      3-4

               Consolidated Statements of Earnings and Retained
                  Earnings (Unaudited) - Three and Nine Months Ended
                  October 31, 1994 and 1993                               5

               Consolidated Statements of Cash Flows (Unaudited) -
                  Nine Months Ended October 31, 1994 and 1993             6

               Notes to Consolidated Financial Statements (Unaudited)     7

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-12



Part II.  Other Information:

      Item 1.  Legal Proceedings                                        12


      Item 6.  Exhibits and Reports on Form 8-K                         12


Signatures                                                              13





PART I - FINANCIAL INFORMATION


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                 October 31, 1994  January 31, 1994
                                                 ----------------  ----------------
                                                 (Unaudited)
                                                           (in thousands)
Assets
Real Estate
   Completed rental properties                   $2,176,973        $2,116,557
   Projects under development                       229,101           214,111
   Land held for development or sale                 78,888            74,398
                                                 ----------        ----------
                                                  2,484,962         2,405,066
   Less accumulated depreciation                   (319,298)         (282,313)
                                                 ----------        ----------
        Total Real Estate                         2,165,664         2,122,753


Cash                                                 13,491            21,798
Notes and accounts receivable, net of allowance
  for doubtful accounts of $5,419 and $5,322,
  respectively                                      257,749           252,009
Inventories and construction contracts
  in progress                                        36,968            63,220

Investments in and advances to affiliates            74,552            59,891
Other assets                                        144,604           148,386
                                                 ----------        ----------
                                                 $2,693,028        $2,668,057
                                                 ==========        ==========


Liabilities and Shareholders' Equity
Liabilities
Mortgage debt, nonrecourse                       $1,945,582        $1,930,999
Accounts payable and accrued expenses               372,904           361,023
Notes payable                                        17,444            39,183
Long-term debt                                      116,756            95,452
Deferred income taxes                                68,873            69,449
Deferred profit                                      27,180            26,509
                                                 ----------        ----------
        Total Liabilities                         2,548,739         2,522,615
                                                 ----------        ----------
Shareholders' Equity
Preferred stock - convertible, without par
  value; 1,000,000 shares authorized;
  no shares issued                                        -                 -
Common stock - $.33 1/3 par value
  Class A, 16,000,000 shares authorized;
    5,146,226 shares outstanding                      1,715             1,715
  Class B, convertible, 6,000,000 shares
    authorized; 3,845,388 shares
    outstanding                                       1,282             1,282
                                                 ----------        ----------
                                                      2,997             2,997
Additional paid-in capital                           45,511            45,511
Retained earnings                                    95,781            96,934
                                                 ----------        ----------
        Total Shareholders' Equity                  144,289           145,442
                                                 ----------        ----------
                                                 $2,693,028        $2,668,057
                                                 ==========        ==========

See notes to consolidated financial statements.



                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                      (Unaudited)
                                              Three Months Ended     Nine Months Ended
                                                  October 31,            October 31,
                                              ------------------     -----------------
                                              1994      1993         1994      1993
                                              ----      ----         ----      ----
                                                    (dollars in thousands, except
                                                          per share data)
Sales and operating revenues                  $127,951  $119,753     $370,380  $362,563
Interest and other income                        4,475     4,247       12,025    10,004
                                              --------  --------     --------  --------
     Total revenues                            132,426   124,000      382,405   372,567

Operating expenses                              84,449    79,851      244,487   237,728
Interest expense                                32,558    27,498       93,255    82,880
Depreciation and amortization                   16,063    15,004       48,498    46,461
Gain on disposition of properties                    -        37            -       412
                                              --------  --------     --------  --------
Earnings (loss) before income taxes
  and extraordinary gain                          (644)    1,684       (3,835)    5,910
                                              --------  --------     --------  --------

Income taxes
   Current                                         554       151           16       451
   Deferred                                       (598)    2,123         (576)    4,547
                                              --------  --------     --------  --------
                                                   (44)    2,274         (560)    4,998
                                              --------  --------     --------  --------
Net earnings (loss) before
  extraordinary gain                              (600)     (590)      (3,275)      912
Extraordinary gain, net of tax                     567         -        3,920         -
                                              --------  --------     --------  --------
Net earnings (loss)                                (33)     (590)         645       912

Retained earnings at beginning of period        97,612    96,224       96,934    94,722
Dividends on common stock                       (1,798)        -       (1,798)        -
                                              --------  --------     --------  --------
Retained earnings at end of period            $ 95,781  $ 95,634     $ 95,781  $ 95,634
                                              ========  ========     ========  ========
Per common share
  Net earnings (loss) before
    extraordinary gain                        $   (.06) $   (.07)    $   (.36) $    .10
  Extraordinary gain, net of tax                   .06         -          .43         -
                                              --------  --------     --------  --------
  Net earnings (loss)                         $      -  $   (.07)    $    .07  $    .10
                                              ========  ========     ========  ========

Weighted average common shares outstanding   8,991,614 8,991,614    8,991,614 8,991,614
                                             ========= =========    ========= =========

See notes to consolidated financial statements.


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Nine Months Ended October 31,
                                                 -----------------------------
                                                 1994             1993
                                                 ----             ----
                                                         (in thousands)
Operating Activities
   Net earnings                                  $    645         $    912
   Depreciation and amortization                   48,498           46,461
   Deferred income taxes                             (576)           4,547
   Accrued interest of a rental property
     not payable until future years                 8,935            4,285
   Extraordinary gain                              (6,646)               -
   Gain on disposition of properties                    -             (412)
   (Increase) decrease in land held for
     development or sale                           (4,490)           1,173
   (Increase) decrease in notes and
     accounts receivable, net                      (5,740)          33,381
   (Increase) decrease in inventories and
     construction contracts in progress            26,252          (12,713)
   (Increase) in other assets                      (7,070)         (20,805)
   Increase in accounts payable
     and accrued expenses                           1,148            6,740
   Increase in deferred profit                        671            2,173
                                                 --------         --------
      Net cash provided by operating activities    61,627           65,742
                                                 --------         --------
Investing Activities
   Capital expenditures                           (76,067)         (44,426)
   (Increase) decrease in investments
     in and advances to affiliates                (14,661)          (1,549)
                                                 --------         --------
      Net cash used in investing activities       (90,728)         (45,975)
                                                 --------         --------
Financing Activities
   Increase in mortgage and long-term debt         81,935           26,125
   Payments on long-term debt                     (14,769)         (19,509)
   Principal payments on mortgage debt
     on real estate                               (24,633)         (23,351)
   Increase in notes payable                          434            3,964
   Payments on notes payable                      (22,173)         (34,087)
                                                 --------         --------
      Net cash provided by (used in)
        financing activities                       20,794          (46,858)
                                                 --------         --------
Net (decrease) in cash                             (8,307)         (27,091)
Cash at beginning of period                        21,798           41,483
                                                 --------         --------
Cash at end of period                            $ 13,491         $ 14,392
                                                 ========         ========

See notes to consolidated financial statements.


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A. During the first nine months of fiscal year 1994, the Company and its partners restructured the nonrecourse debt on two of its commercial properties. The first transaction occurred in the first quarter in which $5,656,000 of debt was forgiven by the lender. The second transaction occurred in the third quarter in which $990,000 of debt was forgiven by the lender. As a result of these transactions, the Company recorded extraordinary gains, net of tax, totaling $3,920,000.

B. On August 31, 1994, the Board of Directors declared a cash dividend of $.20 per share on shares of both Class A and Class B common stock for fiscal year 1994. The dividends are payable December 15, 1994 to shareholders of record at the close of business on December 1, 1994.

C. Effective July 25, 1994, the Company replaced its six-year term loan, its $15,000,000 short-term line of credit and its seven-year term loan with a seven-year, $70,000,000 term loan and a three-year, $70,000,000 revolving credit agreement. Quarterly principal payments of $2,500,000 on the seven-year term loan commenced October 1, 1994. The revolving credit agreement allows for up to $20,000,000 in outstanding letters of credit, which shall reduce the revolving credit portion available to the Company. At its maturity, the revolving credit agreement may be renewed annually or converted to a seven-year term loan by the Company. The seven-year term loan and revolving credit agreement provide, among other things, for 1) interest rates ranging from 1/4% to 3/4% over the prime rate or 2% to 2-1/2% over the London Interbank Offered Rate ("LIBOR");
      2) the maintenance of a specified level of net worth and cash flow (as defined); and 3) a restriction on dividend payments.

PART I - FINANCIAL INFORMATION (CONTINUED)

      The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three and nine months ended October 31, 1994 and 1993 are not necessarily indicative of results of operations which may be expected for the full year.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and
Results           of Operations


Earnings Before Depreciation and Deferred Taxes from Operations ("EBDT") were $20,003,000 for the quarter ended October 31, 1994 compared to $22,223,000 for the third quarter of fiscal 1993. EBDT consists of net earnings before gain on disposition of properties and the provision for decline in real estate plus noncash charges from real estate operations of depreciation and amortization, deferred income taxes and accrued interest on mortgage notes of a rental property that is not payable until future years. EBDT for the nine months ended October 31, 1994 was $59,460,000 versus $58,791,000 for the first nine months of fiscal 1993.

      Consolidated sales and operating revenues were $127,951,000 for the three months ended October 31, 1994 versus $119,753,000 for the quarter ended October 31, 1993. Consolidated sales and operating revenues were $370,380,000 for the nine months ended October 31, 1994 versus $362,563,000 for the comparable period in 1993.

      The net loss from operations, including gain on disposition of properties, was $600,000 for the quarter ended October 31, 1994, approximately equivalent to the net loss from operations for the quarter ended October 31, 1993 of $590,000. The net loss from operations for the nine months ended October 31, 1994 was $3,275,000 versus net earnings of $912,000 for the comparable period in 1993. The gain on disposition of properties, net of tax, which varies from year to year and is not considered by management to be a part of the on-going results of operations, was a net gain of $19,000 for the quarter ended October 31, 1993 and net earnings of $249,000 for the nine months ended October 31, 1993. There was no gain on disposition of properties for the first nine months of 1994.

      The Company also recorded an extraordinary gain, net of tax, of $567,000 during the quarter ended October 31, 1994. The extraordinary gain for the nine months ended October 31, 1994 was $3,920,000. This resulted from the restructuring of two nonrecourse mortgages on commercial properties. As a part of these transactions, $6,646,000 in debt was forgiven by the lenders.



INVESTMENT REAL ESTATE - FOREST CITY RENTAL PROPERTIES CORPORATION

The Company conducts the development and management of its real estate portfolio through Forest City Rental Properties Corporation. Sales and operating revenues increased to $96,757,000 for the quarter ended October 31, 1994 from $92,060,000 for the third quarter of 1993. Sales for the nine months ended October 31, 1994 were $285,632,000 versus $272,774,000 for the first nine months of 1993. Although the Company has not opened any new properties as a result of its development program during 1994, the acquisition of two multifamily projects and an improvement in occupancy during the first nine months of 1994 account for much of the increase in revenues. The net loss before gain on disposition of properties for the quarter ended October 31, 1994 was $1,277,000 versus a net loss of $1,772,000 for the third quarter of 1993. For the nine months ended October 31, 1994, the net loss before gain on disposition of properties was $697,000 versus a net loss of $2,912,000 for the comparable period in 1993.


LAND DIVISION

The sales of residential, commercial and industrial land were $10,738,000 for the third quarter of 1994 versus $6,588,000 for the comparable period in 1993. Revenues for the nine months ended October 31, 1994 were $29,093,000 versus $26,467,000 for the first nine months of 1993. The pretax loss was $94,000 for the quarter ended October 31, 1994 versus a pretax loss of $117,000 for the three months ended October 31, 1993. The pretax loss for the nine months ended October 31, 1994 was $1,215,000 versus pretax earnings of $3,442,000 for the first nine months of 1993. During the first nine months of 1993, the Company completed the sale of a multifamily parcel in northeast Ohio as well as a sale of a commercial parcel at one of our shopping centers. There were no such significant individual sales during the first nine months of 1994. In addition, in 1994, the Company is incurring interest expense on the debt of a joint venture which is in its initial stages of development. The Company anticipates that additional sales from the joint venture will occur during the fourth quarter of 1994. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding disposition of significant land holdings.


RESIDENTIAL DEVELOPMENT DIVISION

Revenues for the three months ended October 31, 1994 were $433,000 versus revenues of $283,000 for the quarter ended October 31, 1993. The pretax earnings were $1,976,000 for the third quarter of 1994 compared to a pretax loss of $429,000 for the quarter ended October 31, 1993. Revenues for the nine months ended October 31, 1994 were $1,528,000 versus revenues of $1,643,000 for the nine months ended October 31, 1993. Earnings before income taxes were $2,097,000 for the first nine months of 1994 versus pretax earnings of $327,000 for the nine months ended October 31, 1993. Earnings for the three and nine months ended October 31, 1994 include $2,905,000 of interest and other income, primarily resulting from the equity in earnings from a property syndicated in prior years. There were no such earnings in 1993.
This division's efforts are directed toward acquiring completed real estate at favorable prices for the Company's portfolio and continuing to oversee the operations of properties syndicated in prior years. In addition to earning acquisition fees, the Company also earns certain management incentive fees from syndicated properties.


WHOLESALE LUMBER DIVISION

Forest City Trading Group's revenues were $20,023,000 for the quarter ended October 31, 1994 versus revenues of $20,822,000 for the third quarter of 1993. Revenues for the nine months ended October 31, 1994 were $54,127,000 versus revenues of $61,679,000 for the nine months ended October 31, 1993. Pretax earnings from this division, including earnings from the Company's building materials business which are accounted for on the equity method, were $1,813,000 for the quarter ended October 31, 1994 versus $2,570,000 for the third quarter of 1993. The pretax income for the nine months ended October 31, 1994 was $1,554,000 versus pretax earnings of $5,755,000 for the nine months ended October 31, 1993. The decrease in revenues and profitability for the nine months ended October 31, 1994 is due to the steep decline in the market price of lumber that occurred during the first quarter of 1994 and the associated negative impact upon the division's physical inventory. Physical inventory levels had grown during 1993 due to market price increases and the volume of trading. When the market price of lumber fell during the first quarter of 1994, the division sold its physical inventory at a loss. All of the loss related to the physical inventory has been accrued.


FINANCIAL CONDITION AND LIQUIDITY

The net cash provided by operating activities was $61,627,000 and $65,742,000 during the nine months ended October 31, 1994 and 1993, respectively. The reduction in cash provided by operating activities in the first nine months of fiscal 1994 as compared to the first nine months of fiscal 1993 is primarily the result of two events: 1) the Company's lumber brokerage subsidiary revised its debt agreement in fiscal 1993, resulting in a decrease in accounts receivable that was only partially offset by a decrease in accounts payable; there was no similar fluctuation in 1994; and 2) the market price of lumber declined in 1994, leading to a reduction in both volume and price of the Company's lumber brokerage subsidiary's physical inventory during 1994.

      Net cash used in investing activities was $90,728,000 for the first nine months of fiscal 1994, an increase of $44,753,000 over cash used in the comparable period in 1993. Net cash provided by financing activities for the nine months ended October 31, 1994 was $20,794,000 versus cash used of $46,558,000 for the same period in 1993. The Company acquired two apartment buildings in 1994 which resulted in an increase in capital expenditures and mortgage debt in 1994 as compared to 1993. On-going development activity also is reflected in the increase in capital expenditures and investments in and advances to affiliates. Mortgage debt increased in 1994 over 1993 due to debt issued by Granite Development Partners, L.P. Payments on notes payable during the first nine months of fiscal 1994 was less than the same period in 1993 due to the change in debt agreements at the Company's lumber brokerage subsidiary that occurred in the first nine months of 1993.

      The Company's wholly-owned subsidiary, Forest City Rental Properties Corporation, renegotiated the unsecured corporate banking line of credit during the quarter ended July 31, 1994. The Company's two term loans that totaled $91,250,000 at January 31, 1994 and its $15,000,000 short-term line of credit were replaced by a $70,000,000 term loan and a $70,000,000 revolving credit agreement. The $70,000,000 term loan is a seven-year agreement providing for interest to be payable monthly at rates based on LIBOR plus an increment ranging from 2% in years one through three to 2-1/4% in years four and five and 2-1/2% in years six and seven. Quarterly principal payments of $2,500,000 commenced October 1, 1994. The $70,000,000 revolving credit agreement is for a three-year period with interest payable monthly based on LIBOR plus 2%. At termination, the Company and the banks may agree to renew the revolver or the Company may convert it to a seven-year term loan with the same principal repayment and interest rate terms as the $70,000,000 term loan.

      There was $112,500,000 outstanding under these two loans at October 31, 1994.

      During 1991, the Company borrowed $10,000,000 from a related party who is also a shareholder. The balance outstanding on this loan at October 31, 1994 was $8,665,000. This loan is secured by selected real estate assets of the Company and collections on a note receivable.

      The Company's mortgage debt, all of which is nonrecourse, totaled $1,945,582,000 at October 31, 1994. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee the completion of the initial construction of certain projects. During 1993 and 1994, certain loans matured which were either extended or refinanced. Just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturity dates on our loans as they come due in 1994 or refinance the projects.

      The Company's lumber brokerage subsidiary has a three-year agreement maturing July 15, 1996, under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $80,000,000. The Company also has a bank line of credit of $50,000,000 with a right to borrow an additional $10,000,000 for up to ninety days through May 31, 1995. At October 31, 1994, $3,307,000 was outstanding under this line of credit.

      The sources of liquidity of the Company and its subsidiaries are unused bank lines, cash flow from operations, refinancings of rental properties with larger mortgages and sales of real estate. The sources of funds have been and, to a lesser extent, will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt. Now that the Company's development program has diminished and the properties are completing their lease-up, we are experiencing an increase in cash flow from operations. This has had a positive impact upon the Company's liquidity.

      The Company has historically invested a significant amount of equity in its projects during their development and construction phases. Forest City generally mortgages the properties owned by Forest City Rental Properties on an intermediate- to long-term nonrecourse basis with maturities of five years and higher to the extent that funds are available on acceptable terms. Rental Properties has financed most of its development and construction projects with shorter- to intermediate-term bank loans bearing floating rates of interest. We have now begun a program of securitizing our nonrecourse debt on a longer-term basis.

      The Company has a substantial amount of variable-rate debt which enables it to benefit from historically low interest rates. In past years, the Company has purchased interest rate protection on a portion of its debt to provide protection against significant increases in interest rates. The Company has elected to purchase interest rate protection on a substantial portion of its debt through January 31, 1996. Increases in interest rates still could have a negative impact upon the Company to the extent that it has variable-rate debt that is not covered by interest rate protection. The Company will continue to review the various components of its variable-rate debt structure and purchase interest rate protection as it deems appropriate.


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


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - None.

      (b) Reports on Form 8-K filed for the three months ended October 31, 1994:

          None




                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)





Date    December 15, 1994             /s/ Thomas G. Smith
                                      Thomas G. Smith, Senior Vice President,
                                       Chief Financial Officer and Secretary



Date    December 15, 1994             /s/ D. Layton McCown
                                      D. Layton McCown, Vice President,
                                       Corporate Controller and Chief
                                       Accounting Officer