Form 10-K
period 1995-01-31
FOREST CITY ENTERPRISES INC
filed 1995-04-28
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended           January 31, 1995
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 1, 1995 the aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $94,793,528 and $40,916,529 for Class A and Class B common stock, respectively.

The number of shares of registrant's common stock outstanding on March 1, 1995 was 5,156,159 and 3,835,455 for Class A and Class B common stock, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1995 (1994 Annual Report to Shareholders) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 1995 are incorporated by reference into Part III of this Form 10-K.



                                    PART I

Item 1. Business

      Forest City Enterprises, Inc. and subsidiaries (the "Company" or "Forest City Enterprises") is a major, vertically integrated national real estate company principally engaged in the development, construction, ownership and management of commercial and residential real estate throughout the United States. The Company has four major lines of business. The Company's real estate is organized into three major product lines.

      The Residential Group develops, leases and manages the Company's residential properties. The Commercial Group owns, acquires, develops and manages retail, office and urban entertainment projects. The Land Group acquires and sells both raw land and develops lots to commercial, industrial and residential users.

      The Wholesale Lumber division is primarily a wholesale lumber trading company.

      The following material provides additional information about the Company's principal operating groups.


   I. Residential Group

      The Residential Group develops, leases and manages our residential properties. In addition to acquiring or developing new residential assets for the Company, this division is responsible for increasing cash flow and long-term value of the existing portfolio by deciding when to refinance, optimizing our leasing strategy and determining the appropriate level of capital expenditures.


  II. Commercial Group

      The Commercial Group owns, acquires, develops and manages retail, office and urban entertainment projects throughout the United States. Development activities focus on locating opportunities, structuring deals as advantageously as possible, obtaining favorable financing, supervising construction and handling the initial leasing of developed properties. Management operations concentrate on increasing cash flow and long-term value by leasing the properties, deciding when to refinance and setting the appropriate level of capital expenditures.
      We use our expertise and entrepreneurial skills to maximize the value of our existing assets and to identify development opportunities with an emphasis on major cities and changing demographics.


 III. Land Group

      The Land Group acquires and sells both raw land and developed lots to commercial, industrial and residential users. The Group's efforts are currently concentrated on major developments in Arizona, California, Florida, Illinois, Nevada, New York and Ohio.

      Competition in this segment is dominated by price, location and availability of product.


  IV. Wholesale Lumber Division

          Lumber Brokerage--Forest City Trading Group, Inc., with fourteen offices in the United States and two offices in Canada, conducts the lumber brokerage portion of the Company's business. Lumber brokerage consists of the purchase of lumber and plywood from sawmills and other specialty products for immediate resale to retailers and other large purchasers of lumber throughout the United States.

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

      Number of Employees

      The Company had 3,068 employees as of January 31, 1995, of which 2,293 were full-time and 775 were part-time.

      Segments of Business

      Financial information about industry segments required by this item is incorporated by reference to Note I "Segment Information" which appears on page 26 of the 1994 Annual Report to Shareholders.


Item 2. Properties

     The Corporate headquarters of Forest City Enterprises is located in Cleveland, Ohio and is owned by the Company. Forest City Trading Group maintains its headquarters in Portland, Oregon with fourteen administrative and sales offices and one manufacturing plant located in eight states and two sales offices in Canada.

     The "Forest City Rental Properties Corporation Portfolio of Real Estate," presented on pages 14 and 15 of the 1994 Annual Report to Shareholders, lists the shopping centers, office buildings, hotels and apartments in which Rental Properties has an interest and is incorporated herein by reference.


Item 3. Legal Proceedings

     The Company is involved in various claims and lawsuits incidental to its business. The Company's General Counsel is of the opinion that, except for the claims discussed below which may or may not have a material effect, none of the other claims and lawsuits will have a material adverse effect on the Company.

     The Company holds a partnership interest in Grant Liberty Development Group Associates ("GLDGA"). GLDGA and Metropolitan Life Insurance Company ("Metropolitan") hold ownership interests of 40% and 60%, respectively, in Liberty Center Venture ("Partnership"). Metropolitan is also the holder of the nonrecourse mortgage which encumbers the property held by the Partnership. In July 1990, GLDGA initiated an action against Metropolitan alleging Metropolitan violated its fiduciary duty to the Partnership by refusing to refinance or reduce the interest rate on the mortgage and by making decisions detrimental to the Partnership. Subsequently, in March 1991, Metropolitan filed an action against the Partnership to foreclose on the mortgage and obtain title to the property. Currently, the parties have reached an agreement in principle to settle this action, subject to entering into a definitive agreement. Although the Company has reason to believe that a definitive agreement will be consummated, there can be no assurance of this.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter.





                     Executive Officers of the Registrant

The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 1995.

The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 13, 1995.


                                   Date
Name and Position(s) Held        Appointed     Age    Family Relationship

Max Ratner
Founder Chairman of the Board,    6-08-93      87     Brother-in-law of Nathan Shafran;
Director, Officer of various                          Uncle of Albert B. Ratner;
subsidiary corporations.                              Father of Charles A. Ratner,
                                                      James A. Ratner and Ronald A. Ratner

Albert B. Ratner
Vice Chairman of the Board,       6-08-93      67
Chief Executive Officer,
Director, Officer of various
subsidiary corporations.

Samuel H. Miller
Chairman of the Board,            6-08-93      73
Treasurer, Director, Officer
of various subsidiary
corporations.

Charles A. Ratner
President, Chief Operating        6-08-93      53
Officer, Director, Officer
of various subsidiary
corporations.

Nathan Shafran
Vice Chairman of the Board,       3-11-87      81
Director, Officer of various
subsidiary corporations.

James A. Ratner
Executive Vice President,         3-09-88      50
Director, Officer of various
subsidiary corporations.

Ronald A. Ratner
Executive Vice President,         3-09-88      48
Director, Officer of various
subsidiary corporations.

Thomas G. Smith
Senior Vice President, Chief      9-03-85      54
Financial Officer, Secretary,
Officer of various subsidiary
corporations.

William M. Warren
Senior Vice President and         5-16-72      66
General Counsel.

D. Layton McCown
Vice President-Corporate          8-17-86      46
Controller.




                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Information required by this item is incorporated by reference to the "Quarterly Consolidated Financial Data (Unaudited)" which appears on page 29 of the 1994 Annual Report to Shareholders.


Item 6. Selected Financial Data

      The information required by this item is incorporated by reference to the "Selected Financial Data" on page 16 of the 1994 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 and 31 of the 1994 Annual Report to Shareholders.


Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data for Forest City Enterprises, Inc. and subsidiaries are incorporated by reference to pages 17 through 29 of the 1994 Annual Report to Shareholders.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant

      (a) Identification of Directors is contained in a definitive proxy statement which the registrant anticipates will be filed by May 5, 1995 and is incorporated herein by reference.

      (b) Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this Report.

      (c) The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the registrant anticipates will be filed by May 5, 1995 and is incorporated herein by reference.


Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions

      Information required under these sections is contained in a definitive proxy statement which the registrant anticipates will be filed by May 5, 1995 and is incorporated herein by reference.



                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. The following financial statements of Forest City Enterprises, Inc. and subsidiaries and the report of the independent accountants included in the 1994 Annual Report to Shareholders are incorporated by reference in Part II, Item 8.

             Report of Independent Accountants
             Consolidated Balance Sheets - January 31, 1995 and
               January 31, 1994
             Consolidated Statements of Earnings for the three years
               ended January 31, 1995
             Consolidated Statements of Shareholders' Equity for the three years ended January 31, 1995
             Consolidated Statements of Cash Flows for the three years ended
               January 31, 1995
             Notes to Consolidated Financial Statements

             Individual financial statements of 50% or less owned persons accounted for by the equity method have been omitted because such 50% or less owned persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

      (a) 2. The following consolidated financial statement schedules are included in Part IV, Item 14(d):

             For the three years ended January 31, 1995:              Page No.
               Schedule II - Valuation and Qualifying Accounts        IV-4

             At January 31, 1995 with reconciliations for
               the three years ended January 31, 1995:
                Schedule III - Real Estate and Accumulated
                  Depreciation                                        IV-5 & 6


             The report of the registrant's independent accountants with respect to the above listed financial statement schedules as of and for the years ended January 31, 1995, 1994 and 1993 appears on page IV-3 of this Report.

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

         No. 10.1 - Credit Agreement, dated as of July 25, 1994, among Forest
                    City Rental Properties Corporation, the banks named therein and Society National Bank, as agent, was filed with Form 10-Q for the quarter ended July 31, 1994 and is incorporated herein by reference.

         No. 10.2 - Guaranty of Payment of Debt, dated as of July 25, 1994, between Forest City Enterprises, Inc. and the banks named therein was filed with Form 10-Q for the quarter ended July 31, 1994 and is incorporated herein by reference.

         No. 13   - 1994 Annual Report to Shareholders
                                                                   Page No.
         No. 22   - Subsidiaries of the Registrant                   IV-7
                      (Parents and Subsidiaries)

      (b) Reports on Form 8-K filed during the three months ended
          January 31, 1995:

          None.



REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Forest City Enterprises, Inc.

Our report on the consolidated financial statements of Forest City Enterprises, Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 17 of the 1994 Annual Report to Shareholders of Forest City Enterprises, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page IV-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                        /s/ Coopers & Lybrand L.L.P.


Cleveland, Ohio
March 10, 1995


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                                Balance at  Charged to                  Balance at
                                Beginning   Costs and                     End of
      Description               of Period   Expenses    Deductions        Period
      -----------               ----------  ----------  ----------      ----------
                                                (in thousands)

Allowance for
  doubtful accounts


   Year Ended January 31, 1995    $5,322     $1,320      $2,434(A)<F1>     $4,208
                                  ======     ======      ======            ======

   Year Ended January 31, 1994    $3,683     $3,078      $1,439(A)<F1>     $5,322
                                  ======     ======      ======            ======

   Year Ended January 31, 1993    $5,226     $1,827      $3,370(A)<F1>     $3,683
                                  ======     ======      ======            ======



<F1>(A) Uncollectible accounts written off.




                                                              FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                                                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                                      Range of lives
                                                                Gross amount at which                                   (in yrs) on
                        --Initial cost-- -Cost capitalized       carried at close of        Acc.                      which depr. in
             Amount of  ---to Company--- ----subsequent---         January 31, 1995       depr. at                     latest income
            encumbrance        Buildings --to acquisition-           Buildings            Jan. 31,                       statement
Description at Jan. 31,          and              Carrying              and       Total     1995   Date of     Date     is computed
of Property    1995     Land  imprvmnts. Imprvmnts.  costs    Land  imprvmnts. A<F1>B<F2>  (C)<F3> construc. acquired Bldg. Improv.
                                                            (in thousands)
Apartments:
  Misc.
   invest.  $452,255 $ 45,996 $  459,277 $ 10,139 $ 28,019 $ 65,256 $  478,175 $  543,431 $ 84,186   Various       - Various Various

Shopping Centers:
  Cleveland,
   Ohio       64,917        -    143,287    6,198        -        -    149,485    149,485   14,748 1988-1990       -      50      50
  Misc.
   invest.   499,323   33,218    335,549  105,578   34,303   47,589    461,059    508,648   92,441   Various       - Various Various

Office Buildings:
  New York,
   New York  133,250        -    133,277    1,942        -        -    135,219    135,219    7,332 1989-1991       -      50       -
  Misc.
   invest.   512,675   15,295    482,251  120,288   43,383   15,399    645,818    661,217   96,353   Various       - Various Various

Leasehold improvements
 and other equipment:
  Misc.
   invest.         -        -     13,168        -        -        -     13,168     13,168    7,952         - Various Various Various

Under Construction:
  Misc.
   invest.    47,871   87,111    143,691        -        -   87,111    143,691    230,802        -

Undeveloped Land:
  Misc.
   invest.    58,979   80,166          -        -        -   80,166          -     80,166        -
          ---------- -------- ---------- -------- -------- -------- ---------- ---------- --------
   Total  $1,769,270 $261,786 $1,710,500 $244,145 $105,705 $295,521 $2,026,615 $2,322,136 $303,012
          ========== ======== ========== ======== ======== ======== ========== ========== ========

<F1>(A) The aggregate cost at January 31, 1995 for federal income tax purposes was $2,173,488.

<F2>(B) Reconciliations of total real estate carrying value are as follows:

                                                        For the Years Ended January 31,
                                                      1995            1994          1993
                                                                 (in thousands)


    Balance at beginning of period                 $2,405,066      $2,310,970    $2,281,731

      Additions during period -
        Improvements                                  134,557         127,035       111,083
        Other acquisitions                             32,811           5,198             -
                                                   ----------      ----------    ----------
                                                      167,365         132,233       111,083
                                                   ----------      ----------    ----------
      Deductions during period -
        Cost of real estate sold                     (250,298)        (38,137)      (81,844)
                                                   ----------      ----------    ----------

    Balance at end of period                       $2,322,136      $2,405,066    $2,310,970
                                                   ==========      ==========    ==========



<F3>(C) Reconciliations of accumulated depreciation are as follows:

                                                        For the Years Ended January 31,
                                                      1995            1994          1993
                                                                 (in thousands)


    Balance at beginning of period                 $  282,313      $  243,019    $  204,212

      Additions during period -
        Charged to profit or loss                      49,869          48,840        44,410

      Deductions during period -
        Retirement and sales                          (29,170)         (9,546)       (5,603)
                                                   ----------      ----------    ----------

    Balance at end of period                       $  303,012      $  282,313    $  243,019
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

                                       FOREST CITY ENTERPRISES, INC.
                                               (Registrant)


DATE:  4/28/95               BY:  /s/ Albert B. Ratner
                                (Albert B. Ratner, Vice Chairman of the Board)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              Founder Chairman of the Board
 /s/ Max Ratner               and Director                             4/28/95
  (Max Ratner)                                                          (Date)
                              Vice Chairman of the Board and Director
 /s/ Albert B. Ratner         (Principal Executive Officer)            4/28/95
  (Albert B. Ratner)                                                    (Date)
                              Chairman of the Board, Treasurer
 /s/ Samuel H. Miller         and Director                             4/28/95
  (Samuel H. Miller)                                                    (Date)
                              President, Chief Operating Officer
 /s/ Charles A. Ratner        and Director                             4/28/95
  (Charles A. Ratner)                                                   (Date)
                              Senior Vice President, Chief
                              Financial Officer and Secretary
 /s/ Thomas G. Smith          (Principal Financial Officer)            4/28/95
  (Thomas G. Smith)                                                     (Date)

                              Vice President and Corporate Controller
 /s/ D. Layton McCown         (Principal Accounting Officer)           4/28/95
  (D. Layton McCown)                                                    (Date)

 /s/ Nathan Shafran           Vice Chairman of the Board and Director  4/28/95
  (Nathan Shafran)                                                      (Date)

 /s/ James A. Ratner          Executive Vice President and Director    4/28/95
  (James A. Ratner)                                                     (Date)

 /s/ Ronald A. Ratner         Executive Vice President and Director    4/28/95
  (Ronald A. Ratner)                                                    (Date)

 /s/ Scott S. Cowen           Director                                 4/28/95
  (Scott S. Cowen)                                                      (Date)


      The registrant plans to furnish security holders a copy of the Annual Report and Proxy material by May 5, 1995.



                      Exhibits Filed Electronically

The following exhibits are included in this electronic filing and are located after this index.

Exhibit No. 22 - Parents and Subsidiaries

Portions of the 1994 Annual Report to Shareholders that are incorporated by reference into this electronic filing:


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

                                                  Percentage of
                                                  Voting Securities
                                                  Owned by           State of
Name of Subsidiary                                Immediate Parent   Incorporation
Forest City Rental Properties Corporation            100  (a)<F1>    Ohio
   Campus Condos, Inc.                               100  (a)<F1>    California
   Center Courtland, Inc.                            100  (a)<F1>    Ohio
   F.C. Irvine, Inc.                                 100  (a)<F1>    California
   F.C. Laurel, Inc.                                 100  (a)<F1>    California
   F.C. Parklabrea Residential-A, Inc.               100  (a)<F1>    Delaware
   F.C. Parklabrea Residential-B, Inc.               100  (a)<F1>    Delaware
   F.C. Parklabrea Residential-C, Inc.               100  (a)<F1>    Delaware
   F.C. Parklabrea Towers, Inc.                      100  (a)<F1>    Ohio
   F.C. Superblock, Inc.                             100  (a)<F1>    Delaware
   F.C. Wisconsin, Inc.                              100  (a)<F1>    Maryland
   FL-Pembroke, Inc.                                 100  (a)<F1>    Florida
   Forest City 38 Sidney Street, Inc.                100  (a)<F1>    Ohio
   Forest City B.U.G. Building, Inc.                 100  (a)<F1>    New York
   Forest City Cambridge, Inc.                       100  (a)<F1>    Ohio
   Forest City Central Station, Inc.                 100  (a)<F1>    Ohio
   Forest City Commercial Construction Co., Inc.     100  (a)<F1>    Ohio
   Forest City East Coast, Inc.                      100  (a)<F1>    New York
   Forest City Finance Corporation                   100  (a)<F1>    Ohio
   Forest City Franklin Town Corp.                   100  (a)<F1>    Ohio
   Forest City Fulton Street Building, Inc.          100  (a)<F1>    New York
   Forest City Investment Partners Millender, Inc.   100  (a)<F1>    Ohio
   Forest City Rental Properties Corporation
      of Nevada, Inc.                                100  (a)<F1>    Nevada
   Forest City S.I.A.C. Building, Inc.               100  (a)<F1>    New York
   Forest City Southpark Two, Inc.                   100  (a)<F1>    California
   Parklabrea Finance Corp.                          100  (a)<F1>    Delaware
   Terminal Investments, Inc.                        100  (a)<F1>    Ohio
   Tower City Land Corporation                       100  (a)<F1>    Ohio
   Tower City Retail, Inc.                           100  (a)<F1>    Ohio
Forest City Residential Development, Inc.            100  (a)<F1>    Ohio
Forest City Trading Group, Inc.                      100  (a)<F1>    Oregon
Sunrise Development Co.                              100  (a)<F1>    Ohio
   Sunrise Land Co.                                  100  (a)<F1>    Ohio
      FC-Granite, Inc.                               100  (a)<F1>    Ohio

<F1>(a) Subsidiaries included in consolidated financial statements.




SELECTED FINANCIAL DATA

For the Years Ended January 31,                                       1995         1994         1993         1992         1991
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands, except per share data)
OPERATING RESULTS
Sales and operating revenues                                       $  499,635   $  502,903   $  463,626   $  419,815   $  381,955
                                                                   ==============================================================
Net earnings (loss)
  Operating earnings (loss), net of tax (1)<F1>                    $    6,774   $      718   $   (4,712)  $   (5,083)  $   (9,834)
  Gain (loss) on disposition of properties and
    other provisions, net of tax (2)<F2>                              (25,307)       1,494       17,399       (1,105)      12,986
                                                                   --------------------------------------------------------------
                                                                   $  (18,533)  $    2,212   $   12,687   $   (6,188)  $    3,152
                                                                   ==============================================================
Earnings before depreciation and deferred taxes
  Operating earnings (loss), net of tax (1)<F1>                    $    6,774   $      718   $   (4,712)  $   (5,083)  $   (9,834)
  Adjustments related to real estate operations (3)<F3>
    Depreciation and amortization                                      63,956       63,901       57,896       50,543       39,224
    Deferred income taxes                                              10,532       10,865       19,021        1,789       13,761
    Accrued interest of a rental property not paid                          -        5,495        4,870        3,973        3,293
                                                                   --------------------------------------------------------------
      Real estate adjustments                                          74,488       80,261       81,787       56,305       56,278
                                                                   --------------------------------------------------------------
                                                                   $   81,262   $   80,979   $   77,075   $   51,222   $   46,444
                                                                   ==============================================================
Per common share
  Net earnings (loss) (4)<F4>                                      $    (2.06)  $      .25   $     1.41   $     (.69)  $      .35
                                                                   ==============================================================
Dividends declared
  Class A                                                          $      .20   $        -   $        -   $        -   $      .46
  Class B                                                          $      .20   $        -   $        -   $        -   $      .40

January 31,                                                           1995         1994         1993         1992         1991
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
FINANCIAL POSITION
Consolidated assets                                                $2,584,734   $2,668,057   $2,625,404   $2,556,261   $2,350,343
Real estate portfolio, at cost                                     $2,322,136   $2,405,066   $2,310,970   $2,281,731   $2,080,522
Long-term debt, including mortgage debt                            $1,881,917   $2,026,451   $1,972,160   $1,980,985   $1,807,683

FOREST CITY RENTAL PROPERTIES CORPORATION - REAL ESTATE ACTIVITY
Total real estate - end of year
  Completed rental properties, before depreciation                 $1,995,629   $2,101,528   $2,045,946   $1,878,394   $1,600,276
  Projects under development                                          230,802      214,111      188,187      316,771      385,042
                                                                   --------------------------------------------------------------
                                                                    2,226,431    2,315,639    2,234,133    2,195,165    1,985,318
  Accumulated depreciation                                           (293,465)    (272,518)    (232,905)    (193,683)    (160,616)
                                                                   --------------------------------------------------------------
    Rental properties, net of depreciation                         $1,932,966   $2,043,121   $2,001,228   $2,001,482   $1,824,702
                                                                   ==============================================================
Activity during the year
  Completed rental properties
    Additions                                                      $   77,265   $   50,384   $  200,440   $  279,319   $  462,796
    Purchased                                                          32,811        5,198            -            -       28,143
    Sold                                                             (215,975)           -      (32,888)      (1,201)     (36,254)
                                                                   --------------------------------------------------------------
                                                                     (105,899)      55,582      167,552      278,118      454,685
                                                                   --------------------------------------------------------------
Projects under development
  New development                                                      49,585       54,317       39,045      199,346      387,582
  Transferred to completed rental properties                          (32,894)     (28,393)    (167,629)    (267,617)    (453,751)
                                                                   --------------------------------------------------------------
                                                                       16,691       25,924     (128,584)     (68,271)     (66,169)
                                                                   --------------------------------------------------------------
Increase (decrease) in rental properties, at cost                  $  (89,208)  $   81,506   $   38,968   $  209,847   $  388,516
                                                                   ==============================================================


<F1>(1) Represents operating earnings (loss), excluding the gain (loss) on disposition of properties and the provision for decline in real estate. Also excludes extraordinary gain in fiscal 1994 of $60,449,000.

<F2>(2) Includes the provision for decline in real estate.

<F3>(3) These adjustments represent amounts related to the Company's real estate operations in Rental Properties only.

<F4>(4) Excludes the extraordinary gain in fiscal 1994 of $60,449,000.




REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Forest City Enterprises, Inc.

We have audited the consolidated balance sheets of Forest City Enterprises, Inc. and subsidiaries as of January 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forest City Enterprises, Inc. and subsidiaries as of January 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.


                                             /s/ Coopers & Lybrand L.L.P.


Cleveland, Ohio
March 10, 1995



CONSOLIDATED BALANCE SHEETS

January 31,                                                   1995           1994
- ------------------------------------------------------------------------------------
                                                             (dollars in thousands)
ASSETS
Real Estate
  Completed rental properties                              $2,011,168     $2,116,557
  Projects under development                                  230,802        214,111
  Land held for development or sale                            80,166         74,398
                                                           -------------------------
                                                            2,322,136      2,405,066
  Less accumulated depreciation                              (303,012)      (282,313)
                                                           -------------------------
    Total Real Estate                                       2,019,124      2,122,753

Cash                                                           46,478         21,798
Notes and accounts receivable, net                            197,602        198,549
Inventories and construction contracts in progress             38,949         63,220
Investments in and advances to affiliates                     139,318        113,351
Other assets                                                  143,263        148,386
                                                           -------------------------
                                                           $2,584,734     $2,668,057
                                                           =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                                 $1,769,270     $1,930,999
Accounts payable and accrued expenses                         375,350        361,023
Notes payable                                                  22,340         39,183
Long-term debt                                                112,647         95,452
Deferred income taxes                                          93,650         69,449
Deferred profit                                                25,917         26,509
                                                           -------------------------
  Total Liabilities                                         2,399,174      2,522,615
                                                           -------------------------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
  1,000,000 shares authorized; no shares issued                     -              -
Common stock - $.33 1/3 par value
  Class A, 16,000,000 shares authorized; 5,146,226
    shares outstanding                                          1,715          1,715
  Class B, convertible, 6,000,000 shares authorized;
    3,845,388 shares outstanding                                1,282          1,282
                                                           -------------------------
                                                                2,997          2,997
Additional paid-in capital                                     45,511         45,511
Retained earnings                                             137,052         96,934
                                                           -------------------------
  Total Shareholders' Equity                                  185,560        145,442
                                                           -------------------------
                                                           $2,584,734     $2,668,057
                                                           =========================

The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended January 31,                              1995           1994           1993
- -------------------------------------------------------------------------------------------------
                                                            (in thousands, except per share data)
Sales and operating revenues                               $499,635       $502,903       $463,626
Interest and other income                                    22,973         16,476         10,843
                                                           --------------------------------------
                                                            522,608        519,379        474,469
                                                           --------------------------------------

Operating expenses                                          323,736        338,308        310,621
Interest expense                                            116,821        111,494        111,309
Provision for decline in real estate                         10,133              -          9,438
Depreciation and amortization                                65,580         65,309         59,272
                                                           --------------------------------------
                                                            516,270        515,111        490,640
                                                           --------------------------------------

Gain (loss) on disposition of properties                    (30,835)         2,268         39,322
                                                           --------------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES                         (24,497)         6,536         23,151
                                                           --------------------------------------

INCOME TAXES
  Current                                                     6,057            710          1,655
  Deferred                                                  (12,021)         3,614          8,809
                                                           --------------------------------------
                                                             (5,964)         4,324         10,464
                                                           --------------------------------------

NET EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN               (18,533)         2,212         12,687
Extraordinary gain, net of tax                               60,449              -              -
                                                           --------------------------------------

NET EARNINGS                                               $ 41,916       $  2,212       $ 12,687
                                                           ======================================

NET EARNINGS PER SHARE
  Earnings (loss) before extraordinary gain, net of tax    $  (2.06)      $    .25       $   1.41
  Extraordinary gain, net of tax                               6.72              -              -
                                                           --------------------------------------

NET EARNINGS PER SHARE                                     $   4.66       $    .25       $   1.41
                                                           ======================================


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     Common Stock
                                                           -------------------------------
                                                               Class A          Class B     Additional
                                                           -------------------------------   Paid-in   Retained
                                                           Shares  Amount   Shares  Amount   Capital   Earnings
- ---------------------------------------------------------------------------------------------------------------
                                                                            (in thousands)
BALANCES AT JANUARY 31, 1992                               5,128   $1,709   3,864   $1,288   $45,511   $ 82,035
  Net earnings                                                                                            2,687
  Conversion of Class B shares to Class A shares              13        4     (13)      (4)
                                                           ----------------------------------------------------
BALANCES AT JANUARY 31, 1993                               5,141    1,713   3,851    1,284    45,511     94,722
  Net earnings                                                                                            2,212
  Conversion of Class B shares to Class A shares               5        2      (5)      (2)
                                                           ----------------------------------------------------
BALANCES AT JANUARY 31, 1994                               5,146    1,715   3,846    1,282    45,511     96,934
  Net earnings                                                                                           41,916
  Dividends -- Class A and B - $.20 per share                                                            (1,798)
                                                           ----------------------------------------------------
BALANCES AT JANUARY 31, 1995                               5,146   $1,715   3,846   $1,282   $45,511   $137,052
                                                           ====================================================



CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31,                               1995          1994           1993
- -------------------------------------------------------------------------------------------------
                                                                       (in thousands)
OPERATING ACTIVITIES
  Net earnings                                             $  41,916      $  2,212       $ 12,687
  Depreciation and amortization                               65,580        65,309         59,272
  Deferred income taxes                                       24,201         3,614          8,809
  Accrued interest of a rental property not
    payable until future years                                     -         5,495          4,870
  (Gain) loss on disposition of properties                    30,835        (2,268)       (39,322)
  Provision for decline in real estate                        10,133             -          9,438
  Extraordinary gain                                         (90,823)            -              -
  (Increase) decrease in land held for development
    or sale                                                   (5,768)      (11,147)         8,992
  (Increase) decrease in notes and accounts receivable           947        48,993        (42,353)
  (Increase) decrease in inventories and construction
    contracts in progress                                     24,271       (20,397)        (7,311)
  Increase in accounts payable and accrued expenses           37,403         4,263         54,830
  Increase (decrease) in deferred profit                        (592)        3,929          2,593
  (Increase) in other assets                                 (10,588)      (45,655)       (13,664)
                                                           --------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                127,515        54,348         58,841
                                                           --------------------------------------

INVESTING ACTIVITIES
  Capital expenditures                                      (121,602)      (92,495)       (76,318)
  Proceeds from disposition of properties                     15,264         1,859         25,205
  Investments in and advances to affiliates                  (25,967)       (6,946)        (6,709)
                                                           --------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                   (132,305)      (97,582)       (57,822)
                                                           --------------------------------------

FINANCING ACTIVITIES
  Increase in mortgage and long-term debt                     99,894       111,256         61,479
  Payments on long-term debt                                 (17,555)      (25,719)       (14,153)
  Principal payments on mortgage debt on real estate         (34,228)      (36,741)       (23,858)
  Increase in notes payable                                      434         1,332         13,775
  Payments on notes payable                                  (17,277)      (26,579)       (14,726)
  Dividends paid to shareholders                              (1,798)            -              -
                                                           --------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                 29,470        23,549         22,517
                                                           --------------------------------------

NET INCREASE (DECREASE) IN CASH                               24,680       (19,685)        23,536
CASH AT BEGINNING OF YEAR                                     21,798        41,483         17,947
                                                           --------------------------------------
CASH AT END OF YEAR                                        $  46,478      $ 21,798       $ 41,483
                                                           ======================================

The accompanying notes are an integral part of these statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
The years 1994, 1993 and 1992 refer to the fiscal years ended January 31, 1995, 1994 and 1993, respectively.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Forest City Enterprises, Inc. and all wholly-owned subsidiaries ("Enterprises" and the "Company"). The Company also includes its share of the assets, liabilities and results of operations of its real estate partnerships, joint ventures and majority-owned corporations. These entities are included as of their respective fiscal year-ends (generally December 31).
   All significant intercompany accounts and transactions between consolidated entities have been eliminated. Entities which the Company does not control are accounted for on the equity method. Undistributed earnings of such entities included in retained earnings are $2,486,000 at January 31, 1995.
   Certain prior years' amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

RECOGNITION OF REVENUE AND PROFIT
   REAL ESTATE SALES - The Company follows the provisions of Statement of Financial Accounting Standards No. 66 for reporting the gain on the disposition of properties.
   LEASING OPERATIONS - The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the shopping centers and office buildings range from 1 to 20 years, excluding leases with anchor tenants. Minimum rent revenues are recognized when due from tenants. Leases with most shopping center tenants provide for percentage rents when the tenants' sales volumes exceed stated amounts. The Company is also reimbursed for certain expenses related to operating its properties.
   LUMBER BROKERAGE - The Company recognizes the gross margin on these sales as revenue. Sales invoiced for the years 1994 through 1992 were approximately $2,697,500,000, $2,447,800,000 and $1,723,800,000, respectively.
   CONSTRUCTION - Revenue and profit on long-term fixed-price contracts are reflected under the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs were incurred.

RECOGNITION OF COSTS AND EXPENSES
Operating expenses primarily represent the recognition of operating costs, administrative expenses and taxes other than income taxes.
   For financial reporting purposes, interest and taxes during development and construction are capitalized as a part of the project cost.
   Depreciation is generally computed on a straight-line method over the estimated useful asset lives. The estimated useful lives of buildings vary from 20 to 50 years, leasehold improvements from 4 to 51.5 years, and other equipment from 1 to 10 years.
   Major renewals and improvements are capitalized and expensed through depreciation charges. Repairs, maintenance and minor improvements are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the consolidated statements of earnings.

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

INCOME TAXES
Deferred income taxes reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year-end. The Company has recognized the benefits of its tax loss carryforward and investment tax credits as a reduction of the deferred tax expense.

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

EARNINGS PER SHARE
Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year of 8,991,614 in 1994, 1993 and 1992.


B. REAL ESTATE AND RELATED ACCUMULATED DEPRECIATION AND INDEBTEDNESS

The components of real estate cost and the related nonrecourse mortgage indebtedness are presented below.

                                                                 January 31, 1995
                                                 -----------------------------------------------
                                                   Total    Accumulated      Net      Amount of
Classification                                      Cost    Depreciation    Cost    Indebtedness
- ------------------------------------------------------------------------------------------------
                                                                  (in thousands)
Completed rental properties
  Shopping centers                               $  658,133   $107,189   $  550,944   $  564,240
  Apartments                                        543,431     84,186      459,245      452,255
  Office and other buildings                        796,436    103,685      692,751      645,925
  Corporate and other equipment                      13,168      7,952        5,216            -
                                                 -----------------------------------------------
                                                  2,011,168    303,012    1,708,156    1,662,420
                                                 -----------------------------------------------

Projects under development                          230,802          -      230,802       47,871
Land held for development or sale                    80,166          -       80,166       58,979
                                                 -----------------------------------------------
                                                 $2,322,136   $303,012   $2,019,124   $1,769,270
                                                 ===============================================


C. NOTES AND ACCOUNTS RECEIVABLE, NET

Notes and accounts receivable are summarized below.

January 31,                                          1995         1994
- ------------------------------------------------------------------------
                                                       (in thousands)
Lumber brokerage                                   $124,318     $122,235
Real estate sales                                    17,840       16,915
Syndication activities                               29,620       30,001
Receivables from tenants                             13,164       16,758
Construction contracts                                  184          407
Other receivables                                    16,684       17,555
                                                   ---------------------
                                                    201,810      203,871
Allowance for doubtful accounts                      (4,208)      (5,322)
                                                   ---------------------
                                                   $197,602     $198,549
                                                   =====================

   Notes receivable at January 31, 1995 of $42,919,000, primarily reflected above in real estate sales and syndication activities, are collectible primarily over 5 years, with $11,985,000 being due within one year. The weighted average interest rate at January 31, 1995 was 10.1%.
   In July 1993, Forest City Trading Group, the Company's lumber brokerage subsidiary, entered into a three-year agreement under which it is selling an undivided interest in a pool of accounts receivable up to a maximum of $90,000,000. At January 31, 1995 and 1994, the Company had received $25,000,000 and $50,000,000, respectively, as net proceeds from this transaction. An interest in additional accounts receivable may be sold as collections reduce previously sold interests.


D. INVENTORIES AND CONSTRUCTION CONTRACTS IN PROGRESS

The detail of the balances are as follows.

January 31,                                       1995        1994
- --------------------------------------------------------------------
                                                   (in thousands)
Lumber brokerage                                 $37,818     $62,818
Other                                              1,131         402
                                                 -------------------
                                                 $38,949     $63,220
                                                 ===================

   The lumber brokerage inventory is stated at the lower of cost or market. Inventory cost is determined by specific identification and average cost methods.


E. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Included in accounts payable and accrued expenses at January 31, 1995 and 1994 are book overdrafts of approximately $54,970,000 and $60,434,000, respectively. The overdrafts are a result of the Company's cash management program and represent checks issued but not yet presented to a Company bank for collection.


F. NOTES PAYABLE

The components of notes payable, which represent indebtedness whose original maturity dates are within one year of issuance, are as follows.

January 31,                                        1995        1994
- --------------------------------------------------------------------
                                                    (in thousands)
Payable To
  Banks                                          $11,914     $26,555
  Other                                           10,426      12,628
                                                 -------------------
                                                 $22,340     $39,183
                                                 ===================



   The Company has a bank line of credit of $40,000,000. The Company has the right to borrow an additional $10,000,000 for up to 90 days through May 31, 1995 under this bank line of credit. Borrowings under this bank line of credit are collateralized by all the assets of the Company's lumber brokerage subsidiary and bear interest at a rate up to 0.6% over prime and has a fee of 1/4% per annum on the unused portion of the available commitment. This bank line of credit is subject to review and extension annually on May 31.
At January 31, 1995, there was $11,914,000 outstanding under the bank line of credit. The weighted average interest rate was 9.1% and 6.6% at January 31, 1995 and 1994, respectively.
   In June 1991, the Company borrowed $10,000,000 from a shareholder, the Ratner, Miller and Shafran families, pursuant to a nonrecourse loan and security agreement. The loan is collateralized by selected real estate assets of the Company and a note receivable. Interest is payable monthly at a rate of 2% over prime with an 8% minimum. Prior to loan maturity, which has been extended to December 31, 1995, loan principal payments are due from proceeds from sales or financing of the selected properties and collections on the note receivable. At January 31, 1995, $8,623,000 was outstanding in notes payable.


G. LONG-TERM DEBT

MORTGAGE DEBT ON REAL ESTATE

Mortgage debt, which is collateralized by completed rental properties, projects under development and certain undeveloped land, is as follows.

January 31,                                          1995           1994
- ---------------------------------------------------------------------------
                                                       (in thousands)
Fixed interest
  rates ranging from 1.5% to 14%                 $  695,144     $  778,998
Variable interest
  rates ranging from 2.9% to 11.3%                1,034,786      1,112,297
Commercial paper
  having a weighted average
  interest rate of 6.2%                              39,340         39,704
                                                 -------------------------
                                                 $1,769,270     $1,930,999
                                                 =========================


   The debt related to projects under development at January 31, 1995 totals $47,869,000, out of a total commitment from lenders of $102,341,000. Of this outstanding debt, $34,344,000 is variable-rate debt and $13,525,000 is fixed-rate debt. The Company generally borrows funds for development and construction projects on a long-term basis, usually with maturities of five to seven years, which allows the property to achieve stabilized operations before refinancing is required.
   The Company has a practice of purchasing interest rate caps on a substantial portion of its variable-rate debt to provide protection against significant increases in interest rates. The coverage generally extends for one to two years.
   In lieu of purchasing interest rate caps, the Company periodically has fixed the interest rates on a short-term basis (generally for periods not exceeding one year) when favorable market conditions exist.
   The Company has purchased the following interest rate caps for $3,871,000 on its variable-rate debt at January 31, 1995.


        Original                      Cap            Principal
        Base Rate   Cap Rate        Maturity        Outstanding
        ---------   --------    ----------------    -----------
                                                   (in thousands)
          LIBOR       3.50%     July 10, 1995        $ 23,238
          LIBOR       6.25%     July 31, 1995        $677,962
          LIBOR       7.00%     July 31, 1995        $160,739
          LIBOR       8.00%     February 1, 1996     $880,955
          LIBOR       6.85%     May 1, 2000          $ 24,560


   The only known risk to the Company through its interest-rate hedging strategy is the potential inability of the financial institution from which the interest-rate protection was purchased to cover all of its losses.
To mitigate this exposure, the Company purchases its interest-rate protection from either the institution that holds the debt or from institutions with a minimum A credit rating.
   The cost of interest-rate protection is capitalized in other assets in the consolidated balance sheets and amortized over the period benefited as interest expense in the consolidated statements of earnings.
   Included in the fixed-rate debt above is $54,564,000 of Urban Development Action Grant loans. These loans bear interest at rates which are below prevailing commercial lending rates and are granted to the Company as an inducement to develop real estate in economically underdeveloped localities.
A right to participate by the local government in the future cash flow of the project is generally a condition of these loans. The Company also has entered into a small number of mortgage obligations and leases with tenants that enable the debt holder or lessee to participate in appreciation and cash flow, as defined, generated from operations, sale or refinancing. Participation in annual cash flow generated from operations is recognized as an expense in the period earned. Participation in appreciation and cash flow resulting from a sale or refinancing is recorded as an expense at the time of sale or is capitalized as additional basis and amortized if amounts are paid prior to the disposition of the property.
   The Company had a nonrecourse mortgage on which a portion of the interest expense was accrued currently but was not payable until future years when certain requirements were satisfied. These requirements generally related to a specified level of cash flow or the sale or refinancing of the property. Interest accrued but not paid was $5,495,000 and $4,870,000 in 1993 and 1992, respectively. See Note N for further discussion.
   Annual maturities of the mortgage debt for the next five years ending January 31 are as follows: 1996, $242,996,000; 1997, $175,311,000;
1998, $393,700,000; 1999, $175,659,000; and 2000, $129,261,000.
   The Company is negotiating with its current lenders and expects to refinance or extend the maturity dates of its nonrecourse mortgage debt that matures. In certain instances, the Company will seek alternative sources of financing to replace certain debt that matures.

LONG-TERM DEBT

Long-term debt is as follows.

January 31,                                         1995        1994
- ---------------------------------------------------------------------------------
                                                    (in thousands)
Seven-year term loan                             $ 65,000     $     -
Revolving credit agreement                         44,000           -
Six-year and seven-year term loans                      -      91,250
Other debt                                          3,647       4,202
                                                 --------------------
                                                 $112,647     $95,452
                                                 ====================


   During 1994, the Company replaced its six-year term loan, its $15,000,000 short-term line of credit and its seven-year term loan with a seven-year, $70,000,000 term loan and a three-year, $70,000,000 revolving credit agreement. Quarterly principal payments of $2,500,000 on the seven-year term loan commenced October 1, 1994. The revolving credit agreement allows for up to $20,000,000 in outstanding letters of credit, which shall reduce the revolving credit portion available to the Company. At its maturity, the revolving credit agreement may be renewed annually or converted to a seven-year term loan by the Company. The seven-year term loan and revolving credit agreement provide, among other things, for 1) interest rates ranging from 1/4% to 3/4% over the prime rate or 2% to 2-1/2% over the London Interbank Offered Rate ("LIBOR"); 2) the maintenance of a specified level of net worth and cash flow (as defined); and 3) a restriction on dividend payments.
At January 31, 1995, approximately $3,202,000 of retained earnings were available for payment of dividends.
   Interest rates on the other debt ranged primarily from 6.0% to 10.4% at January 31, 1995.
   Maturities of other debt for the next five years ending January 31 are as follows: 1996, $324,000; 1997, $378,000; 1998, $338,000; 1999, $214,000;
and 2000, $2,267,000.
   In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Company determined the estimated fair value of its debt and interest rate caps by aggregating the various types (i.e. fixed rate versus variable rate debt) and discounting future cash payments at interest rates that the Company believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Company's total mortgage debt.
   Total interest incurred on all forms of indebtedness was $123,871,000 in 1994, $117,826,000 in 1993 and $126,755,000 in 1992, of which $7,049,000,
$6,332,000 and $15,446,000 was capitalized, respectively.
   The following are non-cash supplemental disclosures related to the consolidated statements of cash flows. Interest actually paid on all forms of indebtedness, net of interest capitalized, was $118,573,000, $103,311,000 and $106,120,000 for 1994, 1993 and 1992, respectively. As described in further detail in Note N, $140,000,000 in nonrecourse mortgage debt and other liabilities was assumed by the purchaser of Park Labrea Towers. During 1992, the Company sold a shopping center to a limited partnership in which it retained a 50% interest. The purchaser assumed $35,000,000 of nonrecourse mortgage debt collateralized by the shopping center.


H. INCOME TAXES

The provision (benefit) for income taxes consists of the following components.


For the Years Ended January 31,                    1995        1994        1993
- --------------------------------------------------------------------------------
                                                          (in thousands)
Current
  Federal                                        $  4,827     $  376     $   716
  State                                             1,230        334         939
                                                 -------------------------------
                                                    6,057        710       1,655
                                                 -------------------------------
Deferred
  Federal                                          (9,945)     2,985       6,383
  State                                            (2,076)       629       2,426
                                                 -------------------------------
                                                  (12,021)     3,614       8,809
                                                 -------------------------------
Total provision (benefit)                        $ (5,964)    $4,324     $10,464
                                                 ===============================


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

   The effective tax rate for income taxes varies from the federal statutory rate of 35% for 1994 and 1993 and 34% for 1992 due to the following items.

For the Years Ended January 31,                     1995         1994        1993
- ----------------------------------------------------------------------------------
                                                           (in thousands)
Financial earnings (loss) before income taxes    $(24,497)     $ 6,536     $23,151
                                                 =================================

Income taxes computed at the statutory rate      $ (8,574)     $ 2,288     $ 7,871
Increase (decrease) in tax resulting from:
  Minimum tax (refund) and audit adjustments            -       (2,559)          -
  Valuation allowance                                 102        1,362           -
  Rate difference for change in tax law                 -        1,658           -
  Losses without tax benefits                       2,067            -           -
  State taxes, net of federal benefit                (839)         556       2,221
  Adjustment of prior estimated taxes                 589          771           -
  Contribution carryover                              494          477         333
  Other items                                         197         (229)         39
                                                 ---------------------------------
    Total provision                              $ (5,964)     $ 4,324     $10,464
                                                 =================================


   An analysis of the deferred tax provision is as follows.

For the Years Ended January 31,                     1995         1994        1993
- ----------------------------------------------------------------------------------
                                                           (in thousands)
Excess of tax over statement depreciation
  and amortization                               $  8,046      $ 9,976     $ 9,736
Allowance for doubtful accounts deducted
  for statement purposes                             (464)        (476)        563
Costs on land and rental properties under
  development expensed for tax                        366          309       2,704
Revenues and expenses recognized in
  different periods for tax and statement         (16,621)      (8,793)    (10,800)
Development fees deferred for statement              (400)        (701)          -
Provision for decline in real estate               (3,547)           -      (1,056)
Deferred state taxes, net of federal benefit          757          564       1,066
Interest on construction advances deferred
  for statement                                     1,609        1,721       2,441
Benefits of tax loss carry-forward
  recognized against deferred taxes                (1,869)      (1,021)      4,155
Audit adjustments                                       -         (985)          -
Rate difference per change in tax law                   -        1,658           -
Valuation allowance                                   102        1,362           -
                                                 ---------------------------------
        Deferred provision                       $(12,021)     $ 3,614     $ 8,809
                                                 =================================



   The types of differences that give rise to significant portions of the deferred income tax liability are as follows.

                                                Temporary      Deferred Tax
                                               Differences  (Asset) Liability
                                               -----------  -----------------
                                                      (in thousands)
Depreciation                                     $197,926     $ 78,280
Capitalized costs                                 148,277       58,644
Net operating losses                              (82,626)     (32,679)
Investment tax credits                                  -       (4,476)
Other                                             (32,109)      (6,119)
                                                 ---------------------
                                                 $231,468     $ 93,650
                                                 =====================

   Income taxes paid totaled $3,244,000, $324,000 and $449,000 in 1994, 1993 and 1992, respectively.
   At January 31, 1995, the Company had a net operating loss carryforward for tax purposes of $82,626,000 which will expire in the years ending January 31, 2005 through January 31, 2010 and an investment tax credit carryover of $4,476,000 which will expire in the years ending January 31, 2002 through January 31, 2005.
   The Company's deferred tax liability at January 31, 1995 is comprised of deferred liabilities of $196,075,000, deferred assets of $105,923,000 and a valuation allowance related to state taxes and investment credits of $3,498,000.


I. SEGMENT INFORMATION

Business segments are determined by the type of customer served or the product sold. Rental Properties include apartments, shopping centers, office buildings and hotels. It also includes data relating to the management of real estate. The Land Division develops and markets land to home builders and commercial and industrial users principally in Arizona, California, Florida, Illinois, Nevada, New York and Ohio. The Residential Development Division manages syndicated partnerships and acquires selected completed real estate at advantageous prices. The Wholesale Lumber Division sells lumber and building products to retailers, commercial contractors and homebuilders. Corporate includes capitalized interest on the Company's equity in development projects, interest expense on borrowings for investment activities, development fee income, miscellaneous development expenses and interest income on notes receivable for properties previously syndicated, as well as general and administrative expenses. The following tables summarize selected financial data by business segment for the fiscal years ended January 31, 1995, 1994 and 1993.



                                                                                              Earnings (Loss) Before
                                                 Sales and Operating Revenues (a)<F1>              Income Taxes
                                                 ----------------------------------     ----------------------------------
For the Years Ended January 31,                    1995         1994         1993         1995         1994         1993
- --------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)
Rental Properties                                $373,080     $367,160     $353,743     $  9,601     $    119     $(11,482)
Land Division                                      46,427       46,238       36,877        3,290        5,405        3,186
Residential Development Division                    2,072        2,504        5,121        3,796        1,284        1,160
Wholesale Lumber Division (b)<F2>                  78,056       87,001       67,885        4,906        8,654        6,629
Gain on disposition of properties                       -            -            -      (30,835)       2,268       39,322
Provision for decline in real estate                    -            -            -      (10,133)           -       (9,438)
Corporate                                               -            -            -       (5,122)     (11,194)      (6,226)
                                                 -------------------------------------------------------------------------
  Consolidated                                   $499,635     $502,903     $463,626     $(24,497)    $  6,536     $ 23,151
                                                 =========================================================================


                                                                                                   Real Estate
                                                                           --------------------------------------------------------
                                                                                                                 Depreciation
                                              Identifiable Assets at              Additions, net               and Amortization
                                       ----------------------------------  -----------------------------  -------------------------
For the Years Ended January 31,            1995        1994        1993       1995      1994      1993     1995     1994     1993
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Rental Properties
  Completed                            $1,858,126  $1,982,198  $1,975,580  $(105,899)  $55,582  $167,552  $63,956  $63,885  $57,875
  Under development                       240,202     197,361     192,602     16,691    25,924  (128,584)       -        -        -
Land Division                             126,680     120,035      94,650      5,791    11,155    (8,990)      90      102      103
Residential Development Division           55,795      38,064      35,166          7        38         -       22       29       25
Wholesale Lumber Division                 175,107     198,617     204,005        542     1,126       860    1,377    1,124    1,075
Corporate (c)<F3>                         128,824     131,782     123,401        (62)      271    (1,599)     135      169      194
                                       --------------------------------------------------------------------------------------------
  Consolidated                         $2,584,734  $2,668,057  $2,625,404  $ (82,930)  $94,096  $ 29,239  $65,580  $65,309  $59,272
                                       ============================================================================================

<F1>(a) Interdivision sales are not significant except for sales of buildings by the Residential Development Division to Rental
        Properties, which amounted to approximately $5,762,000 for the year ended January 31, 1993.  These sales are at cost and are eliminated in consolidation.
<F2>(b) The Company recognizes the gross margin on lumber brokerage sales as revenue.  Gross value of lumber sold for the years ended January 31, 1995, 1994 and 1993 was approximately $2,697,500,000,  $2,447,800,000 and  $1,723,800,000, respectively.
<F3>(c) Corporate assets consist primarily of the investments in and advances to affiliates and capitalized interest on the
        Company's equity in projects under development.


J. LEASES

THE COMPANY AS LESSOR

The following summarizes the minimum future rental income to be received on noncancelable operating leases of commercial properties that generally extend for periods of more than one year.

For the Years Ended January 31,
- -----------------------------------------------------------
                                             (in thousands)
1996                                             $  138,040
1997                                                132,704
1998                                                125,670
1999                                                119,930
2000                                                110,326
Later years                                         653,798
                                                 ----------
  Total minimum future rentals                   $1,280,468
                                                 ==========


   Further, most of the commercial leases also include provisions for additional rental income based on sales volume and other charges including real estate taxes and operating costs. Percentage rents and other charges amounted to $3,419,000 and $83,881,000 in 1994, $3,282,000 and $70,641,000
in 1993 and $3,754,000 and $72,719,000 in 1992.

THE COMPANY AS LESSEE
The Company is a lessee under various leasing arrangements for real property and equipment having terms expiring through 2019, excluding optional renewal periods. These leases are operating leases.

   Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 1995 are as follows.

For the Years Ended January 31,
- --------------------------------------------------------
                (in thousands)
1996                                             $ 4,774
1997                                               4,302
1998                                               3,669
1999                                               3,091
2000                                               2,478
Later years                                       14,511
                                                 -------
  Total minimum lease payments                   $32,825
                                                 =======


   Rent expense was $5,110,000, $11,351,000 and $12,061,000 for 1994, 1993
and 1992, respectively.


K. CONTINGENT LIABILITIES

As of January 31, 1995 the Company has guaranteed loans totaling $1,236,000 and has $11,158,000 in outstanding letters of credit.
   The Company customarily guarantees lien-free completion of its construction. Upon completion the guarantees are released.
   The Company is also involved in certain claims and litigation related to its operations. Based upon the facts known at this time, management is of the opinion that the ultimate outcome of all such claims and litigation will not have a materially adverse effect on the financial condition of the Company.


L.  STOCK OPTION PLAN

During 1994, the Board of Directors of the Company and the stockholders approved the 1994 Stock Option Plan ("Plan"). Shares may be awarded under the Plan to key employees in the form of either incentive stock options or nonqualified stock options. The aggregate number of shares that may be awarded during the term of the Plan is 250,000 shares, subject to adjustments under the Plan. The maximum number of shares that may be awarded to any employee during any calendar year is 25,000 shares. The exercise price of all nonqualified and incentive stock options shall be at least equal to the fair market value of a share on the date the option is granted unless the grantee constructively owns more than ten percent of the total combined voting power of all classes of stock of the Company, in which case the exercise price of each nonqualified stock option shall not be less than 110% of the fair market value of a share on the date the incentive stock option award is granted. The Plan is administered by the Compensation Committee of the Board of Directors. No options have been granted under the Plan at January 31, 1995.


M. SUMMARIZED FINANCIAL INFORMATION

Forest City Rental Properties Corporation ("Rental Properties") is a wholly-owned subsidiary engaged in the development and management of real estate projects, including regional malls and shopping centers, hotels, office and mixed-use facilities and apartment complexes.

   Condensed consolidated balance sheets and statements of earnings for Rental
Properties and its subsidiaries follows.

CONSOLIDATED BALANCE SHEETS

January 31,                                          1995           1994
- --------------------------------------------------------------------------
                                                        (in thousands)
ASSETS
Real Estate
  Completed rental properties                    $1,995,629     $2,101,528
  Projects under development                        230,802        214,111
                                                 -------------------------
                                                  2,226,431      2,315,639
  Less accumulated depreciation                    (293,465)      (272,518)
                                                 -------------------------
    Total Real Estate                             1,932,966      2,043,121
Cash                                                  8,333          6,217
Other assets                                        260,949        236,760
                                                 -------------------------
                                                 $2,202,248     $2,286,098
                                                 =========================

LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Mortgage debt, nonrecourse                       $1,710,291     $1,883,139
Accounts payable and accrued expenses               144,304        122,077
Long-term debt                                      109,084         92,083
Other liabilities and deferred credits              131,838        121,856
                                                 -------------------------
  Total Liabilities                               2,095,517      2,219,155
                                                 -------------------------

SHAREHOLDER'S EQUITY
Common stock and additional paid-in capital           5,378          5,378
Retained earnings                                   101,353         61,565
                                                 -------------------------
  Total Shareholder's Equity                        106,731         66,943
                                                 -------------------------
                                                 $2,202,248     $2,286,098
                                                 =========================



CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended January 31,                    1995         1994         1993
- -----------------------------------------------------------------------------------
                                                           (in thousands)
Sales and operating revenues                     $373,080     $367,160     $353,743
Interest and other income                          13,778        8,247        5,192
                                                 ----------------------------------
  Total revenues                                  386,858      375,407      358,935
                                                 ----------------------------------

Operating expenses                                205,707      214,805      209,890
Interest expense                                  104,836      102,414      104,260
Provision for decline in real estate               10,133            -        9,438
Depreciation and amortization                      63,956       63,901       57,896
                                                 ----------------------------------
                                                  384,632      381,120      381,484
                                                 ----------------------------------

Gain (loss) on disposition of properties          (30,835)       2,268       39,322
                                                 ----------------------------------

EARNINGS (LOSS) BEFORE INCOME TAXES               (28,609)      (3,445)      16,773
INCOME TAXES                                       (7,948)      (2,625)       5,804
                                                 ----------------------------------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN     (20,661)        (820)      10,969
EXTRAORDINARY GAIN, NET OF TAX                     60,449            -            -
                                                 ----------------------------------
NET EARNINGS (LOSS)                              $ 39,788     $   (820)    $ 10,969
                                                 ==================================



N. LOSS ON SALE AND EXTRAORDINARY GAIN

In 1986, the Company had acquired Park Labrea Towers, a residential complex containing 2,825 units, in Los Angeles, California. At the time of acquisition, the Company also entered into a development agreement on the remaining units it had not purchased. In January 1995, the Company concluded an agreement under which $84,177,000 of the mortgage debt was forgiven. Subsequent to this transaction, the real estate was sold to a third party for approximately $140,000,000, an amount equal to the outstanding debt and other liabilities. The Company also sold its future development rights in the total Park Labrea real estate project for approximately $15,600,000. The effect of these transactions was to reduce net assets by approximately $180,000,000 and mortgage debt by approximately $220,000,000 while stockholders' equity increased by approximately $37,000,000. As a result of these transactions, the Company will have no future involvement in Park Labrea. A substantial portion of the debt forgiveness represents interest expense accrued in prior years through operations that was not paid.
   The Company also had nonrecourse mortgage debt forgiveness on two other properties during 1994 totaling $6,646,000.
   The forgiveness of debt totaling $60,449,000, net of tax of $30,374,000, is included in the financial statements as an extraordinary gain. The subsequent loss on the sale of Park Labrea and the sale of future development rights are reported as a loss on disposition of properties of $30,835,000.


QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)


                                                        First               Second              Third               Fourth
                                                       Quarter             Quarter             Quarter             Quarter
                                                 ------------------  ------------------  ------------------  ------------------
Fiscal Year                                        1994      1993      1994      1993      1994      1993      1994      1993
- -------------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands, except per share data)
Sales and operating revenues                     $111,896  $127,905  $130,533  $114,905  $127,951  $119,753  $129,255  $140,340
Earnings (loss) before income taxes              $ (2,310) $  2,866  $   (881) $  1,360  $   (644) $  1,684  $(20,662) $    626
Net earnings (loss) before
  extraordinary gain (a)<F1> (c)<F3>             $ (1,882) $  1,323  $   (793) $    179  $   (600) $   (590) $(15,258) $  1,300

Net earnings (loss) per common
  share (a)<F1> (c)<F3>                          $   (.21) $    .15  $   (.09) $    .02  $   (.06) $   (.07) $  (1.70) $    .15

Dividends declared per common share (b)<F2>
  Class A                                        $      -  $      -  $      -  $      -  $    .20  $      -  $      -  $      -
  Class B                                        $      -  $      -  $      -  $      -  $    .20  $      -  $      -  $      -

Market price range of common stock
  Class A
    High                                         $ 43 3/8  $ 33 1/4  $ 38 3/4  $ 36 1/2  $ 37 1/2  $ 44 1/8  $ 32 1/4  $ 41 3/8
    Low                                          $ 36 1/2  $ 23 3/4  $ 34      $ 30 3/8  $ 30 1/4  $ 35 1/8  $ 27 3/4  $ 38 1/4

  Class B
    High                                         $ 46 3/8  $ 33 1/2  $ 40 3/8  $ 36 5/8  $ 38      $ 44 1/8  $ 33 1/4  $ 43 1/2
    Low                                          $ 40 1/2  $ 23 3/4  $ 37 5/8  $ 30 3/4  $ 32 5/8  $ 36 1/4  $ 29 1/2  $ 38 1/2



   Both classes of common stock are traded on the American Stock Exchange under the symbols, FCEA and FCEB.  High and low prices shown are based upon data provided by the Exchange.

   As of March 1, 1995, the number of registered holders of Class A and Class B common stock were 969 and 760, respectively.

<F1>(a) Excludes the extraordinary gain, net of tax of $60,449,000 ($6.72 per share), recorded in 1994. This item is explained in Note N in the Notes to Consolidated Financial Statements.

<F2>(b) No dividends were declared in 1993.  Future dividends will depend upon such factors as the earnings, capital requirements and financial condition of the Company.  Approximately $3,202,000 of retained earnings were available for payment of dividends as of January 31, 1995, under the restrictions contained in the seven-year term loan and revolving credit agreement with a group of banks.

<F3>(c) In 1994, the Company recorded adjustments during the fourth quarter which increased net earnings by approximately
        $5,600,000, or $.62 per share.  These adjustments primarily related to interest expense accrued earlier in 1994 that was not paid due to the forgiveness of debt of Park Labrea Towers.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Earnings Before Depreciation and Deferred Taxes from Operations ("EBDT") was $81,262,000, slightly up from $80,979,000 reported in 1993. EBDT for 1992 was $77,075,000. EBDT consists of net earnings before gain on disposition of properties and the provision for decline in real estate plus noncash charges from real estate operations of depreciation and amortization, deferred income taxes and accrued interest on mortgage notes of a rental property that is not payable until future years.
  Consolidated sales and operating revenues were $499,635,000, $502,903,000 and $463,626,000 in 1994, 1993 and 1992, respectively.
   The net earnings from operations, including gain on disposition of properties and the provision for decline in real estate, was a loss of $18,533,000 in 1994 as compared to net earnings of $2,212,000 in 1993 and $12,687,000 in 1992. The gain (loss) on disposition of properties and the provision for decline in real estate, net of tax, which vary from year to year and are not considered by management to be a part of the on-going results of operations, was a loss of $25,307,000 in 1994 versus net earnings of $1,494,000 in 1993 and $17,399,000 in 1992. The Company also recorded an extraordinary gain, net of tax, of $60,449,000 in 1994 that reflects the forgiveness of $84,177,000 of mortgage debt on Park Labrea Towers. The subsequent sale of this property is included in the gain (loss) on disposition of properties.
Beginning in fiscal 1994, EBDT no longer contains an adjustment for accrued interest on mortgage notes of a rental property that is not payable until future years as this was related to Park Labrea. See footnote N in the Notes to the Consolidated Financial Statements for additional information on this transaction.

INVESTMENT REAL ESTATE - FOREST CITY RENTAL PROPERTIES CORPORATION

OPERATIONS
The Company conducts the development and management of its real estate portfolio through Forest City Rental Properties Corporation. Sales and operating revenues were $373,080,000 in 1994 versus $367,160,000 in 1993 and $353,743,000 in 1992. The increase in revenues is attributable to the improvement in occupancy in the portfolio as well as the effect of the Company's residential property acquisition program under which the Company acquired an additional 1,140 units during 1994.
   The net earnings before gain on disposition of properties and the provision for decline in real estate for 1994 was $4,646,000 versus net losses of $2,314,000 in 1993 and $6,430,000 in 1992. The improvement in earnings is due primarily to an improvement in occupancy in the operating portfolio. While the Company has added over $1 billion to its completed real estate portfolio during the past six years, the pace of growth has slowed. Most of the properties recently added are now leased and generating cash flow.

DISPOSITION OF PROPERTIES AND OTHER PROVISIONS
During 1994, the Company sold Park Labrea Towers and its future development rights, resulting in a pre-tax loss of approximately $30,800,000. During 1992, the Company sold the Galleria at South Bay shopping center to a limited partnership in which the Company retained a 50% interest, resulting in a pre-tax profit of approximately $38,500,000. There were no major sales in 1993. The Company continually evaluates the realization of the investment in its real estate projects by reviewing their current operations and future projected results. As a result of such analysis, the Company provided a provision for the decline in real estate of $10,133,000 in 1994, representing a provision for our Laurel Plaza shopping center which was heavily damaged in the earthquake in January 1994 in Los Angeles. The Company expects to close on the sale of this property in 1995. A provision of $9,438,000 was recorded in 1992. No such provision was provided in 1993.

LAND DIVISION

The sales of residential, commercial and industrial land were $46,427,000 in 1994 versus $46,238,000 in 1993 and $36,877,000 in 1992. The pre-tax earnings were $3,290,000 in 1994 versus $5,405,000 in 1993 and $3,186,000 in 1992. The decrease in profit in 1994 is largely due to a full year of operations for Granite Development Partners, L.P. ("Granite"), a self-liquidating limited partnership created during the fourth quarter of 1993. The Company expects to begin closing on sales in Granite in late 1995. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding the disposition of significant land holdings.

RESIDENTIAL DEVELOPMENT DIVISION

Revenues in 1994 were $2,072,000 versus $2,504,000 and $5,121,000 in 1993 and
1992, respectively. Pre-tax income was $3,796,000 in 1994, $1,284,000 in 1993 and $1,160,000 in 1992. The majority of the efforts of this division are now directed toward acquiring completed real estate at favorable prices for the Company's portfolio and continuing to oversee the operations of properties syndicated in prior years. The increase in income in 1994 versus 1993 is due to the recognition of the Company's portion of operating income related to properties previously syndicated.

WHOLESALE LUMBER DIVISION

Forest City Trading Group's revenues were $78,056,000, down from $87,001,000 in 1993. Revenues were $67,885,000 in 1992. Pre-tax earnings from this division, including earnings from the Company's building materials business which is accounted for on the equity method, were $4,906,000 in 1994, $8,654,000 in 1993 and $6,629,000 in 1992. The decrease in revenues and profitability in 1994 from 1993 is due to the steep decline in the market price of lumber that occurred during the first quarter of 1994 and the associated negative impact upon the division's physical inventory. Physical inventory levels had grown during 1993 due to market price increases and the volume of trading. When the market price of lumber fell during the first quarter of 1994, the division sold its physical inventory at a loss.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities totaled $127,515,000 in 1994 versus $54,348,000 in 1993 and $58,841,000 in 1992. The increase in cash provided by operating activities in 1994 as compared to 1993 primarily is due to: 1) a buildup in 1993 of the Company's lumber brokerage inventory due to market conditions did not recur in 1994; 2) included in other assets are restricted funds of a partnership that were raised in 1993 which did not recur in 1994; 3) accounts payable and accrued expenses increased in 1994 in part due to the addition of two apartment buildings and on-going development activity; all of which was partially offset by a decrease in accounts receivable in 1993 resulting from the Company's lumber brokerage subsidiary's agreement to sell an undivided interest in a pool of accounts receivable.
   Net cash used in investing activities totaled $132,305,000 in 1994 versus $97,582,000 in 1993 and $57,822,000 in 1992, respectively. The net cash provided by financing activities in 1994 was $29,470,000 versus $23,549,000 in 1993 and $22,517,000 in 1992. On-going development activity is reflected in the increases in capital expenditures, investments in and advances to affiliates and mortgage debt. The Company also acquired two apartment buildings in 1994 which resulted in an increase in capital expenditures and mortgage debt in 1994 as compared to 1993. An increase in long-term debt in 1993 as compared to 1994 resulted from the issuance of senior notes by Granite. Payments on long-term debt decreased in 1994 due to the renegotiation of the unsecured corporate banking line of credit agreement in 1994. Payments on notes payable in 1994 were less than in 1993 due to the change in debt agreements of the Company's lumber brokerage subsidiary that occurred in 1993.
   The Company's wholly-owned subsidiary, Forest City Rental Properties Corporation, renegotiated its unsecured corporate banking line of credit during 1994. The Company's two term loans that totaled $91,250,000 at January 31, 1994 and its $15,000,000 short-term line of credit were replaced by a $70,000,000 term loan and a $70,000,000 revolving credit agreement. The $70,000,000 term loan is a seven-year agreement providing for interest to be payable monthly at rates based on LIBOR plus an increment ranging from 2% in years 1 through 3 to 2 1/4% in years 4 and 5 and 2 1/2% in years 6 and 7. Quarterly principal payments of $2,500,000 commenced October 1, 1994. The $70,000,000 revolving credit agreement is for a three-year period with interest payable monthly based on LIBOR plus 2%. At termination the Company and the banks may agree to renew the revolver or the Company may convert it to a seven-year term loan with the same principal payment and interest rate terms as the $70,000,000 term loan. There was $109,000,000 outstanding under these two loans at January 31, 1995.
   The Company's mortgage debt, all of which is nonrecourse, totaled $1,769,270,000 at January 31, 1995. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee the completion of the initial construction of certain projects. During 1994 and 1993, approximately $750,000,000 of mortgage debt matured which was either extended or refinanced. In addition, we have raised approximately $112,000,000 in new debt. Just as we have been able to refinance our debt that has matured in the past, we expect either to extend the maturity dates of our loans as they come due in 1995 or refinance the projects.
   The Company's lumber brokerage subsidiary has a three-year agreement maturing July 15, 1996, under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $90,000,000. The Company also has a bank line of credit of $40,000,000 with the right to borrow an additional $10,000,000 for up to 90 days through May 31, 1995. At January 31, 1995, $11,914,000 was outstanding under this line of credit.
   The sources of liquidity of the Company and its subsidiary are unused bank lines, cash flow from operations, refinancings of rental properties with larger mortgages and sales of real estate. The sources of funds will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt.
   Forest City Rental Properties generally mortgages its properties on an intermediate- to long-term nonrecourse basis with maturities of five years and higher. It has financed most of its development and construction projects with shorter- to intermediate-term bank loans bearing floating rates of interest. We have now begun a program of securitizing our nonrecourse debt on longer-term bases as well as obtaining fixed rate mortgage debt for certain properties when the financing terms are favorable.
   The Company has a substantial amount of variable-rate debt that has enabled it to benefit from historically low interest rates. However, interest rates have risen over the past year. With variable-rate debt in excess of $1 billion, the current level of interest rates and any future rate increases could have an impact on cash flow in 1995. We have purchased interest rate protection on the vast majority of the portfolio for 1995 and are beginning to purchase interest rate caps for 1996. We will continue to purchase interest rate protection and fixed rates as we deem appropriate.

GENERAL

Forest City had both investment tax credits and substantial tax net operating loss carryforwards ("NOL") at the end of 1994. The Company projects that this NOL will increase during 1995 due to its real estate operations. The Company's policy is to utilize these NOL's before they expire and will consider a variety of strategies to implement that policy. These NOL's generally will not begin to expire before January 31, 2004.