Form 10-Q
period 1995-04-30
FOREST CITY ENTERPRISES INC
filed 1995-06-14
CIK 38067

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    April 30, 1995

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

    Class                                      Outstanding at May 23, 1995

Class A Common Stock, $.33 1/3 par value             5,158,275 shares

Class B Common Stock, $.33 1/3 par value             3,833,339 shares

                         FOREST CITY ENTERPRISES, INC.

                                     INDEX


                                                                      Page No.

Part I.   Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises, Inc. and Subsidiaries:

               Consolidated Balance Sheets - April 30, 1995
                  (Unaudited) and January 31, 1995                      3-4

               Consolidated Statements of Earnings and Retained
                  Earnings (Unaudited) - Three Months Ended
                  April 30, 1995 and 1994                                 5

               Consolidated Statements of Cash Flows (Unaudited) -
                  Three Months Ended April 30, 1995 and 1994              6


      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  7-10




Part II.  Other Information:

      Item 1.  Legal Proceedings                                        10


      Item 6.  Exhibits and Reports on Form 8-K                         10


Signatures                                                              11



PART I - FINANCIAL INFORMATION


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                 April 30, 1995   January 31, 1995
                                                 --------------   ----------------
                                                  (Unaudited)
                                                   (dollars in thousands)
ASSETS
Real Estate
   Completed rental properties                   $2,016,641       $2,011,168
   Projects under development                       247,964          230,802
   Land held for development or sale                 80,899           80,166
                                                 ----------       ----------
                                                  2,345,504        2,322,136
   Less accumulated depreciation                   (313,283)        (303,012)
                                                 ----------       ----------
        Total Real Estate                         2,032,221        2,019,124


Cash                                                 21,012           46,478
Notes and accounts receivable, net of allowance
  for doubtful accounts of $5,574 and $4,208,
  respectively                                      180,554          197,602
Inventories and construction contracts
  in progress                                        38,160           38,949
Investments in and advances to affiliates           145,176          139,318
Other assets                                        137,440          143,263
                                                 ----------       ----------
                                                 $2,554,563       $2,584,734
                                                 ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                       $1,774,612       $1,769,270
Accounts payable and accrued expenses               350,857          375,350
Notes payable                                        18,950           22,340
Long-term debt                                      109,327          112,647
Deferred income taxes                                92,449           93,650
Deferred profit                                      26,017           25,917
                                                 ----------       ----------
        TOTAL LIABILITIES                         2,372,212        2,399,174
                                                 ----------       ----------
Shareholders' Equity
Preferred stock - convertible, without par
  value; 1,000,000 shares authorized;
  no shares issued                                        -                -
Common stock, $.33 1/3 par value
  Class A, 16,000,000 shares authorized;
    5,158,269 and 5,146,226 shares outstanding,
    respectively                                      1,719            1,715
  Class B, convertible, 6,000,000 shares
    authorized; 3,833,345 and 3,845,388 shares
    outstanding, respectively                         1,278            1,282
                                                 ----------       ----------
                                                      2,997            2,997
Additional paid-in capital                           45,511           45,511
Retained earnings                                   133,843          137,052
                                                 ----------       ----------
        TOTAL SHAREHOLDERS' EQUITY                  182,351          185,560
                                                 ----------       ----------
                                                 $2,554,563       $2,584,734
                                                 ==========       ==========



                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                      (Unaudited)

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                         1995         1994
                                                       --------     --------
                                                       (dollars in thousands,
                                                       except per share data)

Sales and operating revenues                           $108,298     $111,896
Interest and other income                                 3,286        4,616
                                                       --------     --------
     Total revenues                                     111,584      116,512

Operating expenses                                       67,928       73,270
Interest expense                                         31,745       29,902
Depreciation and amortization                            16,188       15,650
                                                       --------     --------
(LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY GAIN        (4,277)      (2,310)
                                                       --------     --------
INCOME TAXES
   Current                                                  133       (1,372)
   Deferred                                              (1,201)         944
                                                       --------     --------
                                                         (1,068)        (428)
                                                       --------     --------
NET (LOSS) BEFORE EXTRAORDINARY GAIN                     (3,209)      (1,882)
Extraordinary gain, net of tax                                -        3,353
                                                       --------     --------
Net earnings (loss)                                      (3,209)       1,471

Retained earnings at beginning of period                137,052       96,934
                                                       --------     --------
Retained earnings at end of period                     $133,843     $ 98,405
                                                       ========     ========
PER COMMON SHARE
  Net (loss) before extraordinary gain                 $   (.36)    $   (.21)
  Extraordinary gain, net of tax                              -          .37
                                                       --------     --------
  Net earnings (loss)                                  $   (.36)    $    .16
                                                       ========     ========

Weighted average common shares outstanding             8,991,614    8,991,614
                                                       =========    =========



                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                       1995          1994
                                                     --------      --------
                                                         (in thousands)
OPERATING ACTIVITIES
   Net earnings (loss)                               $ (3,209)     $  1,471
   Depreciation and amortization                       16,188        15,650
   Deferred income taxes                               (1,201)          944
   Accrued interest of a rental property
     not payable until future years                         -         3,394
   Extraordinary gain                                       -        (5,656)
   (Increase) decrease in land held for
     development or sale                                 (733)           15
   Decrease in notes and accounts receivable, net      17,048         8,226
   Decrease in inventories and construction
     contracts in progress                                789        18,652
   (Increase) decrease in other assets                  1,587        (6,397)
   (Decrease) in accounts payable
     and accrued expenses                             (24,493)      (39,120)
   Increase (decrease) in deferred profit                 100           (34)
                                                     --------      --------
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES                            6,076        (2,855)
                                                     --------      --------
INVESTING ACTIVITIES
   Capital expenditures                               (24,316)      (30,468)
   (Increase) in investments in
     and advances to affiliates                        (5,858)       (2,562)
                                                     --------      --------
      NET CASH (USED IN) INVESTING ACTIVITIES         (30,174)      (33,030)
                                                     --------      --------
FINANCING ACTIVITIES
   Increase in mortgage and long-term debt             14,569        23,667
   Principal payments on mortgage debt
     on real estate                                    (7,957)       (6,759)
   Payments on long-term debt                          (4,590)       (5,892)
   Increase in notes payable                              321        12,048
   Payments on notes payable                           (3,711)         (437)
                                                     --------      --------
        NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                         (1,368)       22,627
                                                     --------      --------
NET (DECREASE) IN CASH                                (25,466)      (13,258)
CASH AT BEGINNING OF PERIOD                            46,478        21,798
                                                     --------      --------
CASH AT END OF PERIOD                                $ 21,012      $  8,540
                                                     ========      ========



      The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three months ended April 30, 1995 and 1994 are not necessarily indicative of results of operations which may be expected for the full year.

      The following discussion and analysis of business segments of Forest City Enterprises, Inc. and all majority-owned subsidiaries ("Company") should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1995 annual report ("Form 10-K").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

- -------------------------------------------------------------------------------

Earnings Before Depreciation and Deferred Taxes from Operations ("EBDT") were $14,136,000 for the quarter ended April 30, 1995 compared to $19,036,000 for the first quarter of fiscal 1994. EBDT consists of net earnings before gain on disposition of properties and the provision for the decline in real estate plus noncash charges from real estate operations of depreciation and amortization and deferred income taxes. In the quarter ended April 30, 1994, EBDT also included $3,394,000 of accrued interest on mortgage notes of Park LaBrea Towers which was not payable until future years. The Company sold Park LaBrea Towers during the fourth quarter of 1994. EBDT for the three months ended April 30, 1995 contains no such accrued interest.

      Consolidated sales and operating revenues were $108,298,000 for the three months ended April 30, 1995 versus $111,896,000 for the quarter ended April 30, 1994. The decline in revenues is primarily due to the sale of Park LaBrea Towers in the fourth quarter of 1994.

      The net loss before extraordinary gain was $3,209,000 for the quarter ended April 30, 1995 compared to $1,882,000 for the three months ended April 30, 1994. The extraordinary gain, net of tax, of $3,353,000 for the quarter ended April 30, 1994 resulted from the restructuring of the nonrecourse debt on Robinson Town Center Plaza, a community strip shopping center located in Robinson Township near the Greater Pittsburgh International Airport. As a part of the transaction, approximately $5,700,000 in debt was forgiven by the lender.


INVESTMENT REAL ESTATE - FOREST CITY RENTAL PROPERTIES CORPORATION

The Company conducts the development and management of its real estate portfolio through Forest City Rental Properties Corporation. Sales and operating revenues were $85,948,000 for the quarter ended April 30, 1995 versus $94,260,000 for the first three months of 1994. The decrease in revenues is primarily attributable to Park LaBrea Towers being sold in the last quarter of 1994.

      The net loss for the quarter ended April 30, 1995 was $863,000 compared to net earnings before extraordinary gain of $2,044,000 for the three months ended April 30, 1994. The primary reason for this decline in earnings is the increase in interest rates since the first quarter of 1994.


LAND DIVISION

The sales of residential, commercial and industrial land were $4,899,000 for the first quarter of 1995 versus $4,286,000 for the comparable period in 1994. The pre-tax loss was $1,978,000 for the three months ended April 30, 1995 versus $1,123,000 for the first quarter of 1994. The increase in loss is largely due to interest expense on the debt of Granite Development Partners, L.P., a joint venture which is in its initial stages of development. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding the disposition of significant land holdings.


RESIDENTIAL DEVELOPMENT DIVISION

Revenues for the three months ended April 30, 1995 were $485,000 versus $541,000 for the first quarter of 1994. Pre-tax earnings were $413,000 and $436,000 for the quarter ended April 30, 1995 and 1994, respectively. The majority of the efforts of this division are now directed toward acquiring completed real estate at favorable prices for the Company's portfolio and continuing to oversee the operations of properties syndicated in prior years.


WHOLESALE LUMBER DIVISION

Forest City Trading Group's revenues were $16,966,000 for the three months ended April 30, 1995 compared to revenues of $12,809,000 for the first quarter of 1994. Pre-tax earnings from this division, including earnings from the Company's building materials business which is accounted for on the equity method, were $424,000 for the first quarter of 1995 versus a pre-tax loss of $3,532,000 for the same period in 1994. The pre-tax loss for 1994 was due to the steep decline in the market price of lumber and the associated negative impact upon the division's physical inventory. Physical inventory levels had grown during 1993 due to market price decreases and the volume of trading. When the market price of lumber fell during the first quarter of 1994, the division sold its physical inventory at a loss.


FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities totaled $6,076,000 for the quarter ended April 30, 1995 versus net cash used in operating activities of $2,855,000 for the first quarter of 1994. The increase in cash provided by operating activities is primarily due to the following events occurring at the Company's lumber brokerage subsidiaries: 1) an increase in accounts receivable sold in the first quarter of 1995 as compared to the same period in 1994 under the subsidiary's agreement to sell an undivided interest in a pool of accounts receivable; and 2) the sharp decline in market prices of lumber in the first quarter of 1994 resulted in a decrease in both inventories and accounts payable in 1994 as compared to the first quarter of 1995.

      Net cash used in investing activities totaled $30,174,000 for the quarter ended April 30, 1995 versus $33,030,000 used during the first quarter of 1994. The net cash used in financing activities was $1,368,000 for the quarter ended April 30, 1995 versus cash provided by financing activities of $22,627,000 for the quarter ended April 30, 1994. During the first quarter of 1994, the Company acquired two apartment buildings which increased capital expenditures and mortgage debt. Mortgage debt for 1994 also increased as a result of the issuance of senior notes by Granite Developers Partners, L.P. Changes in the Company's lumber brokerage subsidiary's debt agreement resulted in an increase in notes payable in 1994 which did not recur in 1995.

      At April 30, 1995, the Company's wholly-owned real estate subsidiary, Forest City Rental Properties Corporation, had a total of $104,500,000 outstanding under its $70,000,000 term loan and $70,000,000 revolving credit agreement. The Company is required to make quarterly principal payments of $2,500,000 under the term loan.

      The Company's mortgage debt, all of which is nonrecourse, totaled $1,774,612,000 at April 30, 1995. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee the completion of the initial construction of certain projects. During 1994, certain loans matured which were either extended or refinanced. Just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturing dates of our loans as they come due in 1995 or refinance the projects.

      The Company's lumber brokerage subsidiary has a three-year agreement maturing July 15, 1996 under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $90,000,000. The Company also has a bank line of credit of $40,000,000 with the right to borrow an additional $10,000,000 for up to 90 days through June 30, 1995. The Company expects to extend this line to May 31, 1996. At April 30, 1995, $12,380,000 was outstanding under this line of credit.

      The sources of liquidity of the Company and its subsidiaries are unused bank lines, cash flow from operations, refinancing of rental properties with larger mortgages and sales of real estate. The sources of funds will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt.

      Forest City Rental Properties Corporation generally mortgages its properties on an intermediate- to long-term nonrecourse basis with maturities of five years and higher. It has financed most of its development and construction projects with shorter- to intermediate-term bank loans bearing floating rates of interest. We have a program of securitizing our nonrecourse debt on longer-term bases as well as obtaining fixed rate mortgage debt for certain properties when the financing terms are favorable.

      The Company has a substantial amount of variable-rate debt that has enabled it to benefit from historically low interest rates. However, interest rates have risen over the past year. With variable-rate debt in excess of $1 billion, the current level of interest rates and any future rate increases could have an impact on cash flow in 1995. We have purchased interest rate protection on the vast majority of the portfolio for 1995 and 1996, and we will continue to purchase interest rate protection and fixed rates as we deem appropriate.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is involved in various claims and lawsuits incidental to its business. The Company's General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the Company.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - none.
      (b) Reports on Form 8-K filed for the three months ended April 30, 1995 - none.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)





Date       June 14, 1995               /s/ Thomas G. Smith
                                       Thomas G. Smith, Senior Vice President
                                         and Chief Financial Officer



Date       June 14, 1995               /s/ Linda M. Kane
                                       Linda M. Kane, Vice President,
                                         Corporate Controller