Form 10-Q
period 1995-07-31
FOREST CITY ENTERPRISES INC
filed 1995-09-14
CIK 38067

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     July 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                      Outstanding at August 30, 1995

Class A Common Stock, $.33 1/3 par value             5,161,479 shares

Class B Common Stock, $.33 1/3 par value             3,830,135 shares


                          FOREST CITY ENTERPRISES, INC.

                                     INDEX


                                                                      Page No.

Part I.   Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises, Inc. and Subsidiaries:

               Consolidated Balance Sheets - July 31, 1995
                  (Unaudited) and January 31, 1995                      3-4

               Consolidated Statements of Earnings and Retained
                  Earnings (Unaudited) - Three and Six Months Ended
                  July 31, 1995 and 1994                                 5

               Consolidated Statements of Cash Flows (Unaudited) -
                  Six Months Ended July 31, 1995 and 1994                6

               Notes to Consolidated Financial Statements (Unaudited)    7


      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-11




Part II.  Other Information:

      Item 1.  Legal Proceedings                                        11


      Item 6.  Exhibits and Reports on Form 8-K                         11


Signatures                                                              12



PART I - FINANCIAL INFORMATION


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                 July 31, 1995    January 31, 1995
                                                 -------------    ----------------
                                                  (Unaudited)
                                                       (in thousands)
ASSETS
Real Estate
   Completed rental properties                   $2,040,767       $2,011,168
   Projects under development                       261,557          230,802
   Land held for development or sale                 82,507           80,166
                                                 ----------       ----------
                                                  2,384,831        2,322,136
   Less accumulated depreciation                   (325,193)        (303,012)
                                                 ----------       ----------
        Total Real Estate                         2,059,638        2,019,124


Cash                                                 24,242           46,478
Notes and accounts receivable, net of allowance
  for doubtful accounts of $5,999 and $4,208,
  respectively                                      173,276          197,602
Inventories and construction contracts
  in progress                                        24,013           38,949
Investments in and advances to affiliates           145,132          139,318
Other assets                                        148,336          143,263
                                                 ----------       ----------
                                                 $2,574,637       $2,584,734
                                                 ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                       $1,804,690       $1,769,270
Accounts payable and accrued expenses               347,075          375,350
Notes payable                                         9,714           22,340
Long-term debt                                      108,855          112,647
Deferred income taxes                                93,430           93,650
Deferred profit                                      27,578           25,917
                                                 ----------       ----------
        TOTAL LIABILITIES                         2,391,342        2,399,174
                                                 ----------       ----------
SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par
  value; 1,000,000 shares authorized;
  no shares issued                                        -                -
Common stock, $.33 1/3 par value
  Class A, 16,000,000 shares authorized;
    5,159,779 and 5,146,226 shares outstanding,
    respectively                                      1,720            1,715
  Class B, convertible, 6,000,000 shares
    authorized; 3,831,835 and 3,845,388 shares
    outstanding, respectively                         1,277            1,282
                                                 ----------       ----------
                                                      2,997            2,997
Additional paid-in capital                           45,511           45,511
Retained earnings                                   134,787          137,052
                                                 ----------       ----------
        TOTAL SHAREHOLDERS' EQUITY                  183,295          185,560
                                                 ----------       ----------
                                                 $2,574,637       $2,584,734
                                                 ==========       ==========

See notes to consolidated financial statements.





                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                      (Unaudited)
                                           Three Months Ended      Six Months Ended
                                                 July 31,               July 31,
                                           -------------------    -------------------
                                             1995       1994        1995       1994
                                           --------   --------    --------   --------
                                                  (dollars in thousands, except
                                                         per share data)
Sales and operating revenues               $118,082   $130,533    $226,380   $242,429
Interest and other income                     2,725      2,934       6,011      7,550
                                           --------   --------    --------   --------
   Total revenues                           120,807    133,467     232,391    249,979

Operating expenses                           75,367     86,768     143,295    160,038
Interest expense                             30,935     30,795      62,680     60,697
Depreciation and amortization                15,503     16,785      31,691     32,435
                                           --------   --------    --------   --------
(LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY GAIN                      (998)      (881)     (5,275)    (3,191)
                                           --------   --------    --------   --------
INCOME TAXES
   Current                                      132        834         265       (538)
   Deferred                                    (227)      (922)     (1,428)        22
                                           --------   --------    --------   --------
                                                (95)       (88)     (1,163)      (516)
                                           --------   --------    --------   --------
NET (LOSS) BEFORE
   EXTRAORDINARY GAIN                          (903)      (793)     (4,112)    (2,675)
Extraordinary gain, net of tax                1,847          -       1,847      3,353
                                           --------   --------    --------   --------
NET EARNINGS (LOSS)                             944       (793)     (2,265)       678

Retained earnings at beginning of period    133,843     98,405     137,052     96,934
                                           --------   --------    --------   --------
Retained earnings at end of period         $134,787   $ 97,612    $134,787   $ 97,612
                                           ========   ========    ========   ========
PER COMMON SHARE
   Net (loss) before
      extraordinary gain                   $   (.10)  $   (.09)   $   (.46)  $   (.30)
   Extraordinary gain, net of tax               .21          -         .21        .37
                                           --------   --------    --------   --------
   Net earnings (loss)                     $    .11   $   (.09)   $   (.25)  $    .07
                                           ========   ========    ========   ========
Weighted average
   common shares outstanding               8,991,614  8,991,614   8,991,614  8,991,614
                                           =========  =========   =========  =========

See notes to consolidated financial statements.





                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                      Six Months Ended July 31,
                                                      --------------------------
                                                        1995              1994
                                                      --------          --------
                                                            (in thousands)
OPERATING ACTIVITIES
   Net earnings (loss)                                $ (2,265)         $    678
   Depreciation and amortization                        31,691            32,435
   Deferred income taxes                                  (220)               22
   Accrued interest of a rental property
     not payable until future years                          -             6,825
   Extraordinary gain                                   (3,055)           (5,656)
   (Increase) decrease in land held
     for development or sale                            (2,341)            6,341
   Decrease in notes and accounts receivable, net       24,326            13,055
   Decrease in inventories and
     construction contracts in progress                 14,936            26,874
   (Increase) in other assets                          (12,027)           (5,961)
   (Decrease) in accounts payable and
     accrued expenses                                  (25,220)          (24,866)
   Increase in deferred profit                           1,661               374
                                                      --------          --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES         27,486            50,121
                                                      --------          --------
INVESTING ACTIVITIES
   Capital expenditures                                (62,910)          (54,615)
   (Increase) in investments
     in and advances to affiliates                      (5,814)           (5,689)
                                                      --------          --------
      NET CASH USED IN INVESTING ACTIVITIES            (68,724)          (60,304)
                                                      --------          --------
FINANCING ACTIVITIES
   Increase in mortgage and long-term debt              63,465            55,985
   Payments on long-term debt                           (6,221)          (11,590)
   Principal payments on mortgage debt
     on real estate                                    (25,616)          (18,272)
   Payments on notes payable                           (12,626)          (25,859)
                                                      --------          --------
      NET CASH PROVIDED BY
         FINANCING ACTIVITIES                           19,002               264
                                                      --------          --------
NET (DECREASE) IN CASH                                 (22,236)           (9,919)
CASH AT BEGINNING OF PERIOD                             46,478            21,798
                                                      --------          --------
CASH AT END OF PERIOD                                 $ 24,242          $ 11,879
                                                      ========          ========

See notes to consolidated financial statements.




                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



A. During the second quarter, the Company recorded an extraordinary gain, net of tax, of $1,847,000, or $.21 per share, resulting from the restructuring of the ownership and debt extinguishment of a commercial property.

B. On September 7, 1995, the Board of Directors declared a cash dividend of $.25 per share on shares of both Class A and Class B common stock for fiscal year 1995. The dividends are payable December 15, 1995 to shareholders of record at the close of business on December 1, 1995.





PART I - FINANCIAL INFORMATION (CONTINUED)

      The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three and six months ended July 31, 1995 and 1994 are not necessarily indicative of results of operations which may be expected for the full year.

      The following discussion and analysis of business segments of Forest City Enterprises, Inc. and all majority-owned subsidiaries ("Company") should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1995 annual report ("Form 10-K").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

-------------------------------------------------------------------------------

Earnings Before Depreciation and Deferred Taxes from Operations ("EBDT") were $13,914,000 for the quarter ended July 31, 1995 compared to $20,421,000 for the second quarter of fiscal 1994. EBDT for the six months ended July 31, 1995 was $28,050,000 versus $39,457,000 for the first six months of 1994. EBDT consists of net earnings before gain on disposition of properties and the provision for the decline in real estate plus noncash charges from real estate operations of depreciation and amortization and deferred income taxes. In the quarter and six months ended July 31, 1994, EBDT also included $3,431,000 and $6,825,000, respectively, of accrued interest on mortgage notes of Park LaBrea Towers which was not payable until future years. The Company sold Park LaBrea Towers during the fourth quarter of 1994. EBDT for the three months and six months ended July 31, 1995 contain no such accrued interest. The decrease in EBDT is primarily the result of the increase in interest rates on variable rate debt as compared to the same period for 1994. However, the Company expects that interest rates will have a smaller effect on the second half of 1995 results and, therefore, the comparative EBDT is expected to improve over the first half of 1995.

      Consolidated sales and operating revenues were $118,082,000 for the three months ended July 31, 1995 versus $130,533,000 for the quarter ended July 31, 1994. Consolidated sales and operating revenues were $226,380,000 for the six months ended July 31, 1995 versus $242,429,000 for the comparable period in 1994. The decline in revenues is primarily due to the sale of Park LaBrea Towers in the fourth quarter of 1994.

      The net loss from operations was $903,000 and $793,000 for the quarter ended July 31, 1995 and 1994, respectively. The net loss from operations for the six months ended July 31, 1995 and 1994 was $4,112,000 and $2,675,000, respectively.

      The Company also recorded an extraordinary gain, net of tax, of $1,847,000 for the quarter ended July 31, 1995 which resulted from the restructuring of the ownership with the Company's partners in a commercial property and extinguishment of debt of $3,055,000. In the first quarter of 1994, the Company recorded an extraordinary gain, net of tax, of $3,353,000 which resulted from the restructuring of the nonrecourse debt on a commercial property. As a part of the transaction, $5,656,000 of debt was extinguished.

INVESTMENT REAL ESTATE - FOREST CITY RENTAL PROPERTIES CORPORATION

The Company conducts the development and management of its real estate portfolio through Forest City Rental Properties Corporation. Sales and operating revenues were $88,870,000 for the quarter ended July 31, 1995 versus $94,615,000 for the second quarter of 1994. Sales and operating revenues for the six months ended July 31, 1995 were $174,818,000 versus $188,875,000 for the first six months of 1994. The decrease in revenues is primarily attributable to Park LaBrea Towers being sold in the last quarter of 1994.

      The net loss from operations for the quarter ended July 31, 1995 was $552,000 compared to $1,464,000 for the three months ended July 31, 1994. The reduction in net loss is due to the operating loss incurred by Park LaBrea Towers in the first quarter of 1994 not recurring in 1995 due to its sale in the fourth quarter of 1994, net of the effect of the increase in interest rates since the second quarter of 1994. The net loss from operations for the six months ended July 31, 1995 was $1,415,000 versus net earnings from operations of $580,000 for the comparable period in 1994. The decrease in earnings is the result of the increase in interest rates during the first half of 1995 over the first six months of 1994, net of the first half of 1994 operating loss of Park LaBrea Towers not recurring in 1995.

LAND DIVISION

The sales of residential, commercial and industrial land were $8,109,000 for the second quarter of 1995 versus $14,069,000 for the comparable period in 1994. Revenues for the six months ended July 31, 1995 were $13,008,000 versus $18,355,000 for the first six months of 1994. The pre-tax loss was $870,000 for the three months ended July 31, 1995 versus pre-tax earnings of $2,000 for the second quarter of 1994. The pre-tax loss for the six months ended July 31, 1995 was $2,848,000 versus $1,121,000 for the first half of 1994. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding the disposition of significant land holdings.

RESIDENTIAL DEVELOPMENT DIVISION

Revenues for the three months ended July 31, 1995 were $372,000 versus $554,000 for the second quarter of 1994. Revenues for the six months ended July 31, 1995 were $857,000 versus revenues of $1,095,000 for the comparable period of 1994. Pre-tax earnings were $339,000 for the quarter ended July 31, 1995 compared to a pre-tax loss of $315,000 for the second quarter of 1994. Pre-tax earnings were $752,000 and $121,000 for the six months ended July 31, 1995 and 1994, respectively. The majority of the efforts of this division are now directed toward acquiring completed real estate at favorable prices for the Company's portfolio and continuing to oversee the operations of properties syndicated in prior years.

WHOLESALE LUMBER DIVISION

Forest City Trading Group's revenues were $20,731,000 for the three months ended July 31, 1995 compared to revenues of $21,295,000 for the second quarter of 1994. Revenues for the six months ended July 31, 1995 and 1994 were $37,697,000 and $34,104,000, respectively. Pre-tax earnings from this division, including earnings from the Company's building materials business which are accounted for on the equity method, were $1,899,000 for the second quarter of 1995 versus $3,273,000 for the same period in 1994. Pre-tax earnings were $2,323,000 for the six months ended July 31, 1995, compared to a pre-tax loss of $259,000 for the first six months of 1994. The pre-tax loss for 1994 was due to the steep decline in the market price of lumber and the associated negative impact upon the division's physical inventory. Physical inventory levels had grown during 1993 due to market price increases and the volume of trading. When the market price of lumber fell during the first quarter of 1994, the division sold its physical inventory at a loss.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities totaled $27,486,000 for the six months ended July 31, 1995, a decrease of $22,635,000 from net cash provided of $50,121,000 in the first six months of 1994. The decrease in cash provided by operating activities is primarily due to: 1) a decrease in land sold by the Land division in 1995 as compared to 1994; 2) a decrease in inventories at the Company's lumber brokerage subsidiary in 1994 as compared to the first half of 1995; 3) an increase in other assets in 1995 primarily resulting from the increase in ownership of a commercial property; partially offset by 4) an increase in the Company's lumber brokerage subsidiary's accounts receivable sold in the first six months of 1995 as compared to the same period in 1994.

      Net cash used in investing activities was $68,724,000 and $60,304,000 for the six months ended July 31, 1995 and 1994, respectively. Net cash provided by financing activities was $19,002,000 and $264,000 for the six months ended July 31, 1995 and 1994, respectively. In the first six months of 1995, the Company increased its ownership of the Liberty Center, which increased capital expenditures and mortgage debt. The net increase in land held for development or sale in 1995 as compared to 1994 also resulted in an increase in mortgage debt.

      At July 31, 1995, the Company's wholly-owned real estate subsidiary, Forest City Rental Properties Corporation, had a total of $105,000,000 outstanding under its term loan and revolving credit agreement. The Company is required to make quarterly principal payments of $2,500,000 under the term loan.

      The Company's mortgage debt, all of which is nonrecourse, totaled $1,804,690,000 at July 31, 1995. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee the completion of the initial construction of certain projects. During 1995, certain loans matured which were either extended or refinanced. Just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturing dates of our loans as they come due or refinance the projects.

      The Company's lumber brokerage subsidiary has a three-year agreement maturing July 15, 1996 under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $90,000,000. The Company also has a bank line of credit of $40,000,000 with the right to borrow an additional $10,000,000 for up to 90 days through May 31, 1996. At July 31, 1995, $2,499,000 was borrowed under this line of credit.

      The sources of liquidity of the Company and its subsidiaries are unused bank lines, cash flow from operations, refinancing of rental properties with larger mortgages and sales of real estate. The sources of funds will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt.

      Forest City Rental Properties Corporation generally mortgages its properties on an intermediate- to long-term nonrecourse basis with maturities of five years and higher. It has financed most of its development and construction projects with shorter- to intermediate-term bank loans bearing floating rates of interest. When the financing terms are favorable, the Company securitizes its nonrecourse debt on longer-term bases as well as obtains fixed rate mortgage debt for certain properties.

      The Company has a substantial amount of variable-rate debt that has enabled it to benefit from historically low interest rates. However, interest rates have risen over the past year. With variable-rate debt in excess of $1 billion, the current level of interest rates and any future rate increases will have an impact on cash flow in 1995. We have purchased interest rate protection on the vast majority of the portfolio for 1995 and 1996, and we will continue to purchase interest rate protection and fixed rates as we deem appropriate.


PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      The Company is involved in various claims and lawsuits incidental to its business. The Company's General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the Company.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - none.
      (b) Reports on Form 8-K filed for the three months ended July 31, 1995 - none.




                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)





Date     September 14, 1995            /s/ Thomas G. Smith
                                       Thomas G. Smith, Senior Vice President
                                         and Chief Financial Officer



Date    September 14, 1995              /s/ Linda M. Kane
                                        Linda M. Kane, Vice President,
                                         Corporate Controller