Form 10-Q
period 1995-10-31
FOREST CITY ENTERPRISES INC
filed 1995-12-15
CIK 38067

FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     October 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                      Outstanding at December 13, 1995
    -----                                      --------------------------------

Class A Common Stock, $.33 1/3 par value           5,265,327 shares

Class B Common Stock, $.33 1/3 par value           3,726,287 shares



                          FOREST CITY ENTERPRISES, INC.

                                     INDEX


                                                                      Page No.

Part I.   Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises, Inc. and Subsidiaries:

               Consolidated Balance Sheets - October 31, 1995
                  (Unaudited) and January 31, 1995                      3-4

               Consolidated Statements of Earnings and Retained
                  Earnings (Unaudited) - Three and Nine Months Ended
                  October 31, 1995 and 1994                               5

               Consolidated Statements of Cash Flows (Unaudited) -
                  Nine Months Ended October 31, 1995 and 1994             6

               Notes to Consolidated Financial Statements (Unaudited)     7


      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-11




Part II.  Other Information:

      Item 1.  Legal Proceedings                                        11


      Item 6.  Exhibits and Reports on Form 8-K                         12


Signatures                                                              13




PART I - FINANCIAL INFORMATION
------------------------------


                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                 October 31, 1995 January 31, 1995
                                                 ---------------- ----------------
                                                    (Unaudited)
                                                           (in thousands)
ASSETS
Real Estate
   Completed rental properties                   $2,072,348       $2,011,168
   Projects under development                       273,513          230,802
   Land held for development or sale                 85,934           80,166
                                                 ----------       ----------
                                                  2,431,795        2,322,136
   Less accumulated depreciation                   (337,612)        (303,012)
                                                 ----------       ----------
        Total Real Estate                         2,094,183        2,019,124


Cash                                                 22,350           46,478
Notes and accounts receivable, net of allowance
  for doubtful accounts of $6,168 and $4,208,
  respectively                                      182,933          197,602
Inventories and construction contracts
  in progress                                        32,904           38,949
Investments in and advances to affiliates           140,566          139,318
Other assets                                        150,297          143,263
                                                 ----------       ----------
                                                 $2,623,233       $2,584,734
                                                 ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                       $1,820,035       $1,769,270
Accounts payable and accrued expenses               365,592          375,350
Notes payable                                        12,969           22,340
Long-term debt                                      117,368          112,647
Deferred income taxes                                94,402           93,650
Deferred profit                                      31,219           25,917
                                                 ----------       ----------
        TOTAL LIABILITIES                         2,441,585        2,399,174
                                                 ----------       ----------
SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par
  value; 1,000,000 shares authorized;
  no shares issued                                        -                -
Common stock, $.33 1/3 par value
  Class A, 16,000,000 shares authorized;
    5,254,327 and 5,146,226 shares outstanding,
    respectively                                      1,751            1,715
  Class B, convertible, 6,000,000 shares
    authorized; 3,737,287 and 3,845,388 shares
    outstanding, respectively                         1,246            1,282
                                                 ----------       ----------
                                                      2,997            2,997
Additional paid-in capital                           45,511           45,511
Retained earnings                                   133,140          137,052
                                                 ----------       ----------
        TOTAL SHAREHOLDERS' EQUITY                  181,648          185,560
                                                 ----------       ----------
                                                 $2,623,233       $2,584,734
                                                 ==========       ==========


See notes to consolidated financial statements.




                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                      (Unaudited)
                                           Three Months Ended     Nine Months Ended
                                               October 31,            October 31,
                                           -------------------    --------------------
                                             1995       1994        1995        1994
                                           --------   --------    --------    --------
                                                 (dollars in thousands, except
                                                         per share data)
Sales and operating revenues               $120,989   $127,951    $347,369    $370,380
Interest and other income                     5,410      4,475      11,421      12,025
                                           --------   --------    --------    --------
   Total revenues                           126,399    132,426     358,790     382,405

Operating expenses                           74,560     84,449     217,855     244,487
Interest expense                             33,488     32,558      96,168      93,255
Depreciation and amortization                16,645     16,063      48,336      48,498
                                           --------   --------    --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY GAIN                     1,706       (644)     (3,569)     (3,835)
                                           --------   --------    --------    --------
INCOME TAXES
   Current                                      133        554         398          16
   Deferred                                     972       (598)       (456)       (576)
                                           --------   --------    --------    --------
                                              1,105        (44)        (58)       (560)
                                           --------   --------    --------    --------
NET EARNINGS (LOSS) BEFORE
   EXTRAORDINARY GAIN                           601       (600)     (3,511)     (3,275)
Extraordinary gain, net of tax                    -        567       1,847       3,920
                                           --------   --------    --------    --------
NET EARNINGS (LOSS)                             601        (33)     (1,664)        645

Retained earnings at beginning of period    134,787     97,612     137,052      96,934
Dividends on common stock                    (2,248)    (1,798)     (2,248)     (1,798)
                                           --------   --------    --------    --------
Retained earnings at end of period         $133,140   $ 95,781    $133,140    $ 95,781
                                           ========   ========    ========    ========
PER COMMON SHARE
   Net earnings (loss) before
      extraordinary gain                   $    .07   $   (.06)   $   (.39)   $   (.36)
   Extraordinary gain, net of tax                 -        .06         .21         .43
                                           --------   --------    --------    --------
   Net earnings (loss)                     $    .07   $      -    $   (.18)   $    .07
                                           ========   ========    ========    ========
Weighted average
   common shares outstanding               8,991,614  8,991,614   8,991,614   8,991,614
                                           =========  =========   =========   =========

See notes to consolidated financial statements.




                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                      Nine Months Ended October 31,
                                                      -----------------------------
                                                        1995              1994
                                                      --------          --------
                                                             (in thousands)
OPERATING ACTIVITIES
   Net earnings (loss)                                $ (1,664)         $    645
   Depreciation and amortization                        48,336            48,498
   Deferred income taxes                                   752              (576)
   Accrued interest of a rental property
     not payable until future years                          -             8,935
   Extraordinary gain                                   (3,055)           (6,646)
   Increase in land held for
     development or sale                                (5,768)           (4,490)
   Decrease in notes and
     accounts receivable, net                           14,669               895
   Decrease in inventories and
     construction contracts in progress                  6,045            26,252
   (Increase) in other assets                          (17,643)           (7,070)
   Increase (decrease) in accounts payable
     and accrued expenses                               (8,951)            1,148
   Increase in deferred profit                           5,302               671
                                                      --------          --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES         38,023            68,262
                                                      --------          --------
INVESTING ACTIVITIES
   Capital expenditures                               (107,018)          (76,067)
   (Increase) in investments
     in and advances to affiliates                      (1,248)          (21,296)
                                                      --------          --------
      NET CASH USED IN INVESTING ACTIVITIES           (108,266)          (97,363)
                                                      --------          --------
FINANCING ACTIVITIES
   Increase in mortgage and long-term debt              96,179            81,935
   Payments on long-term debt                           (8,793)          (14,769)
   Principal payments on mortgage debt
     on real estate                                    (31,900)          (24,633)
   Payments on notes payable                            (9,371)          (21,739)
      NET CASH PROVIDED BY                            --------          --------
         FINANCING ACTIVITIES                           46,115            20,794
                                                      --------          --------
NET (DECREASE) IN CASH                                 (24,128)           (8,307)
CASH AT BEGINNING OF PERIOD                             46,478            21,798
                                                      --------          --------
CASH AT END OF PERIOD                                 $ 22,350          $ 13,491
                                                      ========          ========


See notes to consolidated financial statements.




                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



A. During the second quarter, the Company recorded an extraordinary gain, net of tax, of $1,847,000, resulting from debt extinguishment of a commercial property.

B. On September 7, 1995, the Board of Directors declared a cash dividend of $.25 per share on shares of both Class A and Class B common stock for fiscal year 1995. The dividends are payable December 15, 1995 to shareholders of record at the close of business on December 1, 1995.

C. Effective September 12, 1995, the Company's revolving credit agreement was amended to increase its available credit by $10,000,000 to $80,000,000.


PART I - FINANCIAL INFORMATION (CONTINUED)

      The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three and nine months ended October 31, 1995 and 1994 are not necessarily indicative of results of operations which may be expected for the full year.

      The following discussion and analysis of business segments of Forest City Enterprises, Inc. and all majority-owned subsidiaries ("Company") should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1995 annual report ("Form 10-K").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

Earnings Before Depreciation and Deferred Taxes from Operations ("EBDT") were $18,614,000 for the quarter ended October 31, 1995 compared to $20,003,000 for the third quarter of fiscal 1994. EBDT for the nine months ended October 31, 1995 was $46,664,000 versus $59,460,000 for the first nine months of 1994. EBDT consists of net earnings before gain on disposition of properties and the provision for the decline in real estate plus noncash charges from real estate operations of depreciation and amortization and deferred income taxes. The decrease in EBDT is primarily the result of the increase in interest rates on variable rate debt as compared to the same period for 1994. However, the Company expects that interest rates will have a smaller effect on the results for the remainder of the year and therefore, the comparative EBDT is expected to improve in the fourth quarter of 1995. Also included in EBDT is $2,110,000 for the three months ended October 31, 1994 and $8,935,000 for the nine months ended October 31, 1994 of accrued interest on mortgage notes of Park LaBrea Towers, which was sold during the fourth quarter of 1994. EBDT for the three months and nine months ended October 31, 1995 contain no such accrued interest.

      Consolidated sales and operating revenues were $120,989,000 for the three months ended October 31, 1995 versus $127,951,000 for the quarter ended October 31, 1994. Consolidated sales and operating revenues were $347,369,000 for the nine months ended October 31, 1995 versus $370,380,000 for the comparable period in 1994. The decline in revenues is primarily due to the sale of Park LaBrea Towers in the fourth quarter of 1994.

      Net earnings from operations was $601,000 for the quarter ended
October 31, 1995 versus a net loss from operations of $600,000 for the quarter ended October 31, 1994. The net loss from operations for the nine months ended October 31, 1995 and 1994 was $3,511,000 and $3,275,000, respectively.

      No extraordinary gain was recorded for the third quarter of 1995, while an extraordinary gain, net of tax, of $567,000 was recorded during the quarter ended October 31, 1994. The extraordinary gain, net of tax, for the nine months ended October 31, 1995 was $1,847,000, as compared to the extraordinary gain, net of tax, of $3,920,000 for the nine months ended October 31, 1994. These gains resulted from debt extinguishment of commercial property.

INVESTMENT REAL ESTATE - FOREST CITY RENTAL PROPERTIES CORPORATION

The Company conducts the development and management of its real estate portfolio through Forest City Rental Properties Corporation. Sales and operating revenues were $92,650,000 for the quarter ended October 31, 1995 versus $96,757,000 for the third quarter of 1994. Sales and operating revenues for the nine months ended October 31, 1995 were $267,468,000 versus $285,632,000 for the first nine months of 1994. The decrease in revenues is primarily attributable to Park LaBrea Towers being sold in the last quarter of 1994.

      The net loss from operations for the quarter ended October 31, 1995 was $461,000 compared to $1,277,000 for the three months ended October 31, 1994.
The reduction in net loss is due to the operating loss incurred by Park LaBrea Towers in 1994 not recurring in 1995 due to its sale in the fourth quarter of 1994, net of the effect of the increase in interest rates since the second quarter of 1994. The net loss from operations for the nine months ended
October 31, 1995 was $1,876,000 versus $697,000 for the comparable period in 1994. The decrease in earnings is the result of the increase in interest rates during the nine months ended October 31, 1995 over the same period for 1994, net of the 1994 operating loss of Park LaBrea Towers not recurring in 1995.

LAND DIVISION

The sales of residential, commercial and industrial land were $5,173,000 for the third quarter of 1995 versus $10,738,000 for the comparable period in 1994. Revenues for the nine months ended October 31, 1995 were $18,181,000 versus $29,093,000 for the first nine months of 1994. The pre-tax loss was $477,000 for the three months ended October 31, 1995 versus a pre-tax loss of $94,000 for the third quarter of 1994. The pre-tax loss for the nine months ended
October 31, 1995 was $3,325,000 versus a pre-tax loss of $1,215,000 for the first nine months of 1994. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding the disposition of significant land holdings.

RESIDENTIAL DEVELOPMENT DIVISION

Revenues for the three months ended October 31, 1995 were $1,456,000 versus $433,000 for the third quarter of 1994. Revenues for the nine months ended October 31, 1995 were $2,313,000 versus $1,528,000 for the comparable period of 1994. Pre-tax earnings were $1,457,000 for the quarter ended October 31, 1995 compared to $1,976,000 for the third quarter of 1994. Pre-tax earnings were $2,209,000 and $2,097,000 for the nine months ended October 31, 1995 and 1994, respectively. The majority of the efforts of this division are now directed toward acquiring completed real estate at favorable prices for the Company's portfolio and continuing to oversee the operations of properties syndicated in prior years.

WHOLESALE LUMBER DIVISION

Forest City Trading Group's revenues were $21,710,000 for the three months ended October 31, 1995 compared to revenues of $20,023,000 for the third quarter of 1994. Revenues for the nine months ended October 31, 1995 and 1994 were $59,407,000 and $54,127,000, respectively. Pre-tax earnings from this division, including earnings from the Company's building materials business which are accounted for on the equity method, were $1,784,000 for the third quarter of 1995 versus $1,813,000 for the same period in 1994. Pre-tax earnings were $4,107,000 and $1,554,000 for the nine months ended October 31, 1995 and 1994 respectively.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities totaled $38,023,000 for the nine months ended October 31, 1995, a decrease of $30,239,000 from net cash provided of $68,262,000 in the first nine months of 1994. The decrease in cash provided by operating activities is primarily due to: 1) a decrease in inventories at the Company's lumber brokerage subsidiary in 1994 as compared to the first nine months of 1995; 2) an increase in other assets in 1995 primarily resulting from the increase in ownership of a commercial property; partially offset by 3) a decrease in the Company's lumber brokerage subsidiary's accounts receivable sold in the first nine months of 1994 as compared to the same period in 1995.

Net cash used in investing activities was $108,266,000 and $97,363,000 for the nine months ended October 31, 1995 and 1994, respectively. Net cash provided by financing activities was $46,115,000 and $20,794,000 for the nine months ended October 31, 1995 and 1994, respectively. The change in the increase in investments in and advances to affiliates in 1995 as compared to 1994 resulted from the Land Division's funding of development activity of Granite Development Partners, L.P., a self-liquidating limited partnership in 1994. Payments on notes payable in the period ended October 31, 1994 was greater than the same period in 1995 due to a decrease in inventories at the Company's lumber brokerage subsidiary in 1994 and its corresponding decrease in funds borrowed. In the first nine months of 1995, the Company increased its ownership of the Liberty Center, which increased capital expenditures and mortgage debt.

      At October 31, 1995, the Company's wholly-owned real estate subsidiary, Forest City Rental Properties Corporation, had a total of $113,500,000 outstanding under its term loan and revolving credit agreement. The Company is required to make quarterly principal payments of $2,500,000 under the term loan. During the third quarter of 1995, the Company's revolving credit agreement was amended to increase the amount available by $10,000,000 to $80,000,000.

      The Company's mortgage debt, all of which is nonrecourse, totaled $1,820,035,000 at October 31, 1995. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee the completion of the initial construction of certain projects. During 1995, certain loans matured which were either extended or refinanced. Just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturing dates of our loans as they come due or refinance the projects.

      The Company's lumber brokerage subsidiary has a three-year agreement maturing July 15, 1996 under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $90,000,000. The Company also has a bank line of credit of $40,000,000 with the right to borrow an additional $10,000,000 for up to 90 days through May 31, 1996. At October 31, 1995, $5,150,000 was borrowed under this line of credit.

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

      The Company has a substantial amount of variable-rate debt that has enabled it to benefit from historically low interest rates. However, interest rates have risen over the past year. With variable-rate debt in excess of $1 billion, the current level of interest rates and any future rate increases will have an impact on cash flow in 1995. We have purchased interest rate protection on the vast majority of the portfolio through the first half of 1996, and we will continue to purchase interest rate protection and fix rates as we deem appropriate.


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

      The Company is involved in various claims and lawsuits incidental to its business. The Company's General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the Company.




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a) Exhibits:

          No. 10.3 - First Amendment to Credit Agreement, dated as of September 12, 1995, among Forest City Rental Properties
          Corporation, the banks named therein and Society National Bank, as Agent.

          No. 10.4 - First Amendment to Guaranty of Payment of Debt, dated as of September 12, 1995, among Forest City Enterprises, Inc., the banks named therein and Society National Bank, as Agent.


      (b) Reports on Form 8-K filed for the three months ended October 31, 1995
            - none.




                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)





Date     December 15, 1995              /s/ Thomas G. Smith
                                       Thomas G. Smith, Senior Vice President
                                         and Chief Financial Officer



Date     December 15, 1995              /s/ Linda M. Kane
                                       Linda M. Kane, Vice President,
                                        Corporate Controller





                    Exhibits Filed Electronically

The following exhibits are included in this electronic filing and are located after this index.

     Exhibit No. 10.3 - First Amendment to Credit Agreement, dated as of September 12, 1995, among Forest City Rental Properties Corporation, the banks named therein and Society National Bank, as Agent.

     Exhibit No. 10.4 - First Amendment to Guaranty of Payment of Debt, dated as of September 12, 1995, among Forest City Enterprises, Inc., the banks named therein and Society National Bank, as Agent.