Form 10-K
period 1996-01-31
FOREST CITY ENTERPRISES INC
filed 1996-04-30
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended           January 31, 1996
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 1, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $96,464,698 and $32,788,460 for Class A and Class B common stock, respectively.

The number of shares of registrant's common stock outstanding on March 1, 1996 was 5,263,327 and 3,639,287 for Class A and Class B common stock, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1996 (1995 Annual Report to Shareholders) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held
June 11, 1996 are incorporated by reference into Part III of this Form 10-K.


                                    PART I

Item 1. Business

      Forest City Enterprises, Inc. and subsidiaries (the "Company" or "Forest City Enterprises") is a major, vertically integrated national real estate company principally engaged in the development, construction, ownership and management of commercial and residential real estate throughout the United States. The Company has four Strategic Business Units.

      The Commercial Group owns, acquires, develops and manages retail, office, hotel and mixed-use projects. The Residential Group owns, acquires, develops, leases and manages the Company's residential properties. The Land Group acquires and sells both raw land and developed lots to commercial, industrial and residential users. Forest City Trading Group is primarily a wholesale lumber trading company.

      The following material provides additional information about the Company's principal operating groups.


   I. Commercial Group

      The Commercial Group owns, acquires, develops and manages retail, office, hotel and mixed-use projects throughout the United States. Development activities focus on locating opportunities, structuring deals as advantageously as possible, obtaining favorable financing, supervising construction and handling the initial leasing of developed properties. Management operations concentrate on increasing cash flow and long-term value by leasing the properties, deciding when to refinance and setting the appropriate level of capital expenditures. We use our expertise and entrepreneurial skills to maximize the value of our existing assets and to identify development opportunities with an emphasis on major cities and changing demographics.



  II. Residential Group

      The Residential Group owns, acquires, develops, leases and manages our residential properties. In addition to acquiring or developing new residential assets for the Company, this division is responsible for increasing cash flow and long-term value of the existing portfolio by deciding when to refinance, optimizing our leasing strategy and determining the appropriate level of capital expenditures.


 III. Land Group

      The Land Group acquires and sells both raw land and developed lots to commercial, industrial and residential users. The Group's efforts are currently concentrated on major developments in Arizona, California, Florida, Illinois, Nevada, New York and Ohio.

      Competition in this segment is dominated by price, location and availability of product.


  IV. Forest City Trading Group

          Lumber Brokerage--Forest City Trading Group, Inc., with sixteen offices in the United States and one office in Canada, conducts the lumber brokerage portion of the Company's business. Lumber brokerage consists of the purchase of lumber and plywood from sawmills and other specialty products for immediate resale to retailers and other large purchasers of lumber throughout the United States.

          Approximately 88% of the Division's transactions are direct shipments from the sawmills to the customer. The remainder of its business is delivered from inventory stored at public warehouse facilities.

          Wholesale Lumber--Wholesale Lumber is comprised of two units in northeast Ohio. Forest City and North American Lumber joint venture supplies building materials and lumber to general contractors. Forest City/Babin is a wholesaler of major home appliances, cabinets and hardware to housing contractors. On January 1, 1996, Forest City/Babin became a wholly-owned subsidiary of Forest City Trading Group,Inc.; previously it was a joint venture.

          The principal factors of competition in this unit are price, service and product availability.

      Number of Employees

      The Company had 3,287 employees as of January 31, 1996, of which 2,395 were full-time and 892 were part-time.

      Segments of Business

      Financial information about industry segments required by this item is incorporated by reference to Note I "Segment Information" which appears on page 30 of the 1995 Annual Report to Shareholders.



Item 2. Properties

     The Corporate headquarters of Forest City Enterprises is located in Cleveland, Ohio and is owned by the Company. Forest City Trading Group maintains its headquarters in Portland, Oregon with sixteen administrative and sales offices and one manufacturing plant located in nine states and one sales office in Canada.

     The "Forest City Rental Properties Corporation Portfolio of Real Estate," presented on pages 18 and 19 of the 1995 Annual Report to Shareholders, lists the shopping centers, office buildings, hotels and apartments in which Rental Properties has an interest and is incorporated herein by reference.


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




                     Executive Officers of the Registrant

The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 1996.

The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 11, 1996.


                                   Date
Name and Position(s) Held       Appointed    Age   Family Relationship
Samuel H. Miller
Co-Chairman of the Board,         6-13-95     74
Treasurer, Director, Officer
of various subsidiary
corporations.

Albert B. Ratner
Co-Chairman of the Board,         6-13-95     68   Cousin of Charles A.
Director, Officer of various                       Ratner, James A. Ratner
subsidiary corporations.                           and Ronald A. Ratner

Nathan Shafran
Vice Chairman of the Board,       3-11-87     82
Director, Officer of various
subsidiary corporations.

Charles A. Ratner
President, Chief Executive        6-13-95     54
Officer, Director, Officer
of various subsidiary
corporations.

James A. Ratner
Executive Vice President,         3-09-88     51
Director, Officer of various
subsidiary corporations.

Ronald A. Ratner
Executive Vice President,         3-09-88     49
Director, Officer of various
subsidiary corporations.

Thomas G. Smith
Senior Vice President, Chief      9-03-85     55
Financial Officer, Secretary,
Officer of various subsidiary
corporations.

William M. Warren
Senior Vice President and         5-16-72     67
General Counsel.

Linda M. Kane
Vice President-Corporate          4-01-95     38
Controller.




                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Information required by this item is incorporated by reference to the "Quarterly Consolidated Financial Data (Unaudited)" which appears on page 33 of the 1995 Annual Report to Shareholders.


Item 6. Selected Financial Data

      The information required by this item is incorporated by reference to the "Selected Financial Data" on page 20 of the 1995 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 and 35 of the 1995 Annual Report to Shareholders.


Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data for Forest City Enterprises, Inc. and subsidiaries are incorporated by reference to pages 21 through 33 of the 1995 Annual Report to Shareholders.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant

      (a) Identification of Directors is contained in a definitive proxy statement which the registrant anticipates will be filed by May 1, 1996 and is incorporated herein by reference.

      (b) Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in
          Part I of this Report.

      (c) The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the registrant anticipates will be filed by May 1, 1996 and is incorporated herein by reference.


Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions

      Information required under these sections is contained in a definitive proxy statement which the registrant anticipates will be filed by May 1, 1996 and is incorporated herein by reference.




                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. The following financial statements of Forest City Enterprises, Inc. and subsidiaries and the report of the independent accountants included in the 1995 Annual Report to Shareholders are incorporated by reference in Part II, Item 8.

             Report of Independent Accountants
             Consolidated Balance Sheets - January 31, 1996 and January 31, 1995 Consolidated Statements of Earnings for the three years ended January 31, 1996
             Consolidated Statements of Shareholders' Equity for the three years ended January 31, 1996
             Consolidated Statements of Cash Flows for the three years ended
               January 31, 1996
             Notes to Consolidated Financial Statements

             Individual financial statements of 50% or less owned persons accounted for by the equity method have been omitted because such 50% or less owned persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

      (a) 2. The following consolidated financial statement schedules are included in Part IV, Item 14(d):

             For the three years ended January 31, 1996:            Page No.
               Schedule II - Valuation and Qualifying Accounts       IV-4

             At January 31, 1996 with reconciliations for
               the three years ended January 31, 1996:
                Schedule III - Real Estate and Accumulated         IV-5 & 6
                Depreciation


             The report of the registrant's independent accountants with respect to the above listed financial statement schedules as of and for the years ended January 31, 1996, 1995 and 1994 appears on page IV-3 of this Report.

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

         No. 10.3 - First Amendment to Credit Agreement, dated as of
                    September 12, 1995 among Forest City Rental Properties Corporation, the banks named therein and Society National Bank, as agent, was filed with Form 10-Q for the quarter ended October 31, 1995 and is incorporated herein by reference.

         No. 10.4 - First Amendment to Guaranty of Payment of Debt, dated as of
                    September 12, 1995, among Forest City Enterprises, Inc., the banks named therein and Society National Bank, as agent, was filed with Form 10-Q for the quarter ended October 31, 1995, and is incorporated herein by reference.

         No. 13   - 1995 Annual Report to Shareholders

         No. 22   - Subsidiaries of the Registrant               Page No.
                      (Parents and Subsidiaries)                   IV-7


      b) Reports on Form 8-K filed during the three months ended
          January 31, 1996:
           None.



REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Forest City Enterprises, Inc.

Our report on the consolidated financial statements of Forest City Enterprises Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 21 of the 1995 Annual Report to Shareholders of Forest City Enterprises, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page IV-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                               /s/ Coopers & Lybrand, L.L.P.

Cleveland, Ohio
March 11, 1996




                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                                Balance at  Charged to                  Balance at
                                Beginning   Costs and                     End of
      Description               of Period   Expenses    Deductions        Period
- ------------------------------------------------------------------------------------

                                                (in thousands)

Allowance for
  doubtful accounts


   Year Ended January 31, 1996    $4,208     $  714      $1,235(A)<F1>     $3,687
                                  ======     ======      =========         ======

   Year Ended January 31, 1995    $5,322     $1,320      $2,434(A)<F1>     $4,208
                                  ======     ======      =========         ======

   Year Ended January 31, 1994    $3,683     $3,078      $1,439(A)<F1>     $5,322
                                  ======     ======      =========         ======

<F1>(A) Uncollectible accounts written off.




                               FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                                   Range of lives
                                                           Gross amount at which                                       (in years)
                         Initial cost    Cost capitalized   carried at close of                                        on which
                          to Company       subsequent        January 31, 1996             Accum.                        depre.
            Amount of  ---------------    to acquisition    -----------------            depre at                     in latest
            encumbrance        Bldgs     -----------------          Buildings   Total     Jan 31,                     income stmt
Description at Jan 31,         and                Carrying             and      (A)<F1>   1996     Date of     Date   is computed
of property   1996     Land  imprvmnts.  Imprvmnts. costs     Land  imprvmnts.  (B)<F2>  (C)<F3>  construc.  acquired  Bldg Imprv
- ---------- ---------- ------ ----------  --------- ------   ------- ----------  ------- --------- ---------  -------- ----- -----
                                                       (in thousands)
Apartments:
  Misc.
  invest.  $463,062 $ 49,386   $487,614  $ 5,725  $ 27,902  $ 67,589 $503,038  $ 570,627  $ 94,448  Var.           -    Var. Var.

Shopping Centers:
  Cleveland,
  Ohio       63,645        -    143,287    6,820         -         -  150,107    150,107    18,094  1988-1990      -     50   50
  Misc.
   invest.  499,798   38,818    345,837   91,309    40,875    50,036  466,803    516,839   100,992  Var.           -    Var. Var.

Office Buildings:
  New York,
   New York 134,225        -    133,277    1,685         -        -   134,962    134,962    10,104  1989-1991      -     50    -
  Misc.
   invest.  549,991   15,295    506,474  159,022    31,835   16,722   695,904    712,626   114,517  Var.           -    Var. Var.

Leasehold improvements
 and other equipment:
  Misc.
   invest.        -        -     22,503        -         -       -     22,503     22,503     9,757        -      Var.   Var.  Var.

Under Construction:
  Misc.
   invest.   57,189   71,454    174,786        -         -  71,454    174,786    246,240        -

Undeveloped Land:
  Misc.
   invest.   64,149   71,179          -        -        -   71,179          -     71,179        -
         ---------- -------- ---------- -------- -------- -------- ---------- ---------- --------
   Total $1,832,059 $246,132 $1,813,778 $264,561 $100,612 $276,980 $2,148,103 $2,425,083 $347,912
         ========== ======== ========== ======== ======== ======== ========== ========== ========

<F1>(A) The aggregate cost at January 31, 1996 for federal income tax purposes was $2,278,992





                                           For the Years Ended January 31,
                                         -----------------------------------
                                           1996          1995          1994
                                                  (in thousands)

(B) Reconciliations of total real estate carrying value are as follows:

    Balance at beginning of period      $2,322,136      $2,405,066      $2,310,970

      Additions during period -
        Improvements                       130,296         134,557         127,035
        Other acquisitions                  28,587          32,811           5,198
                                        ----------      ----------      ----------
                                           158,883         167,368         132,233
                                        ----------      ----------      ----------
      Deductions during period -
        Cost of real estate sold           (55,936)       (250,298)        (38,137)
                                        ----------      ----------      ----------
    Balance at end of period            $2,425,083      $2,322,136      $2,405,066
                                        ==========      ==========      ==========


(C) Reconciliations of accumulated depreciation are as follows:

    Balance at beginning of period      $  303,012      $  282,313      $  243,019

      Additions during period -
        Charged to profit or loss           50,821          49,869          48,840

      Deductions during period -
        Retirement and sales                (5,921)        (29,170)         (9,546)
                                        ----------      ----------      ----------
    Balance at end of period            $  347,912      $  303,012      $  282,313
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


                              FOREST CITY ENTERPRISES, INC.
                                     (Registrant)


DATE:    April 30, 1996     BY:      /s/ Charles A. Ratner
                   (Charles A. Ratner, President and Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Albert B. Ratner        Co-Chairman of the Board and Director     4/30/96
 (Albert B. Ratner)                                                    (Date)

 /s/ Samuel H. Miller        Co-Chairman of the Board, Treasurer       4/30/96
  (Samuel H. Miller)         and Director                              (Date)

 /s/ Charles A. Ratner       President, Chief Executive Officer        4/30/96
  (Charles A. Ratner)        and Director (Principal Executive         (Date)
                             Officer)

 /s/ Thomas G. Smith         Senior Vice President, Chief              4/30/96
  (Thomas G. Smith)          Financial Officer and Secretary           (Date)
                             (Principal Financial Officer)

 /s/ Linda M. Kane           Vice President and Corporate Controller   4/30/96
  (Linda M. Kane)            (Principal Accounting Officer)            (Date)

 /s/ Nathan Shafran          Vice Chairman of the Board and Director   4/30/96
  (Nathan Shafran)                                                     (Date)

 /s/ James A. Ratner         Executive Vice President and Director     4/30/96
  (James A. Ratner)                                                     (Date)

 /s/ Ronald A. Ratner        Executive Vice President and Director     4/30/96
  (Ronald A. Ratner)                                                    (Date)

 /s/ J Maurice Struchen      Director                                  4/30/96
  (J Maurice Struchen)                                                  (Date)


      The registrant plans to furnish security holders a copy of the Annual Report and Proxy material by May 6, 1996.




                           Exhibits filed Electronically

The following exhibits are included in this electronic filing and are located after this index.

Exhibit No. 21 - Parents and Subsidiaries

Portions of the 1995 Annual Report to Shareholders that are incorporated by reference into this electronic filing:

 - Selected Financial Data
 - Report of Independent Accountants
 - Financial Statements of Forest City Enterprises, Inc.
    and subsidiaries
 - Quarterly Consolidated Financial Data (Unaudited)
 - Management's Discussion and Analysis of Financial Condition and Results of Operations




Item 14. Exhibit 21 - Parents and Subsidiaries

The voting securities of the subsidiaries below are in each case owned by Forest City Enterprises, Inc. except where a subsidiary's name is indented, in which case that subsidiary's voting securities are owned by the next preceding subsidiary whose name is not so indented.


                                                   Percentage of
                                                 Voting Securities
                                                     Owned by              State of
  Name of Subsidiary                             Immediate Parent       Incorporation
- -------------------------------------------------------------------------------------
Forest City Rental Properties Corporation              100      (a)<F1>      Ohio
     Center Courtland, Inc.                            100      (a)<F1>      Ohio
     F.C. Irvine, Inc.                                 100      (a)<F1>      California
     F.C. Laurel, Inc.                                 100      (a)<F1>      California
     Forest City 38 Sidney Street, Inc.                100      (a)<F1>      Ohio
     Forest City Central Station, Inc.                 100      (a)<F1>      Ohio
     Forest City Commercial Construction Co., Inc.     100      (a)<F1>      Ohio
     Forest City Finance Corporation                   100      (a)<F1>      Ohio
     Forest City Franklin Town Corp.                   100      (a)<F1>      Ohio
     Forest City Management, Inc.                      100      (a)<F1>      Ohio
     Forest City Palmdale, Inc.                        100      (a)<F1>      Ohio
     Forest City Peripheral Land, Inc.                 100      (a)<F1>      Delaware
     Forest City Rental Properties Corporation
        of Nevada, Inc.                                100      (a)<F1>      Nevada
     Forest City Robinson Mall, Inc.                   100      (a)<F1>      Delaware
     Forest City Southpark Two, Inc.                   100      (a)<F1>      California
     Forest City Vineyard Village, Inc.                100      (a)<F1>      Ohio
     Terminal Investments, Inc.                        100      (a)<F1>      Ohio
     Tower City Land Corporation                       100      (a)<F1>      Ohio
     Tower City Retail, Inc.                           100      (a)<F1>      Ohio
  Forest City Residential Development, Inc.            100      (a)<F1>      Ohio
     Forest City Capital Corporation                   100      (a)<F1>      Ohio
  Forest City Trading Group, Inc.                      100      (a)<F1>      Oregon
  Sunrise Development Co.                              100      (a)<F1>      Ohio
     Sunrise Land Co.                                  100      (a)<F1>      Ohio
        FC-Granite, Inc.                               100      (a)<F1>      Ohio
        Sunrise Eaton, Inc.                            100      (a)<F1>      Ohio


<F1>(a) Subsidiaries included in consolidated financial statements.



SELECTED FINANCIAL DATA
For the Years Ended January 31,                            1996         1995         1994         1993         1992
- ----------------------------------------------------------------------------------------------------------------------
                                                                    	(in thousands, except per share data)
OPERATING RESULTS
Sales and operating revenues                            $  506,885   $  499,635   $  502,903   $  463,626   $  419,815
                                                        ==============================================================
Net earnings (loss) (1)<F1>
  Operating earnings (loss), net of tax (2)<F2>         $   13,490   $    6,774   $      718   $   (4,712)  $   (5,083)
  Gain (loss) on disposition of properties and
    other provisions, net of tax (3)<F3>                    (6,551)     (25,307)       1,494       17,399       (1,105)
                                                        ---------------------------------------------------------------
                                                        $    6,939   $  (18,533)  $    2,212   $   12,687   $   (6,188)
                                                        ===============================================================
Earnings before depreciation and deferred taxes (1)<F1>
  Operating earnings (loss), net of tax (2)<F2>         $   13,490   $    6,774   $      718   $   (4,712)  $   (5,083)
  Adjustments related to real estate operations (4)<F4>
   Depreciation and amortization                            63,557       63,956       63,901       57,896       50,543
   Deferred income taxes                                     4,974       10,532       10,865       19,021        1,789
   Accrued interest of a rental property not paid                -            -        5,495        4,870        3,973
                                                        --------------------------------------------------------------
    Real estate adjustments                                 68,531       74,488       80,261       81,787       56,305
                                                        --------------------------------------------------------------
                                                        $   82,021   $   81,262   $   80,979   $   77,075   $   51,222
                                                        ==============================================================
Per common share
 Net earnings (loss) (1)<F1>                            $      .77   $    (2.06)  $      .25   $     1.41   $     (.69)

                                                        ==============================================================
Cash dividends declared and paid
 Class A                                                $      .25   $      .20   $        -   $        -   $        -
 Class B                                                $      .25   $      .20   $        -   $        -   $        -



January 31,                                                  1996         1995         1994         1993         1992
- ---------------------------------------------------------------------------------------------------------------------
                                                                       	(in thousands)
FINANCIAL POSITION
Consolidated assets                                     $2,631,046  $2,584,734    $2,668,057   $2,625,404   $2,556,261
Real estate portfolio, at cost                          $2,425,083  $2,322,136    $2,405,066   $2,310,970   $2,281,731
Long-term debt, including mortgage debt                 $1,945,120  $1,881,917    $2,026,451   $1,972,160   $1,980,985
- ----------------------------------------------------------------------------------------------------------------------

FOREST CITY RENTAL PROPERTIES CORPORATION - REAL ESTATE ACTIVITY
Total real estate - end of year
 Completed rental properties, before depreciation       $2,085,284  $1,995,629    $2,101,528   $2,045,946   $1,878,394
 Projects under development                                246,240     230,802       214,111      188,187      316,771
                                                        --------------------------------------------------------------
                                                         2,331,524   2,226,431     2,315,639    2,234,133    2,195,165
 Accumulated depreciation                                 (338,216)   (293,465)     (272,518)    (232,905)    (193,683)
                                                        --------------------------------------------------------------
  Rental properties, net of depreciation                $1,993,308  $1,932,966    $2,043,121   $2,001,228   $2,001,482
                                                        ==============================================================
Activity during the year
 Completed rental properties
  Additions                                             $   89,028  $   77,265    $   50,384   $  200,440   $  279,319
  Acquisitions                                              28,587      32,811         5,198            -            -
  Dispositions                                             (27,960)   (215,975)            -      (32,888)      (1,201)
                                                        --------------------------------------------------------------
                                                            89,655    (105,899)       55,582      167,552      278,118
                                                        --------------------------------------------------------------
	Projects under development
  New development                                           58,798      49,585        54,317       39,045      199,346
  Transferred to completed rental properties               (43,360)    (32,894)      (28,393)    (167,629)    (267,617)
                                                        --------------------------------------------------------------
                                                            15,438      16,691        25,924     (128,584)     (68,271)
                                                        --------------------------------------------------------------
Increase (decrease) in rental properties, at cost       $  105,093  $  (89,208)   $   81,506   $   38,968   $  209,847
                                                        ==============================================================

<F1>(1) Excludes the extraordinary gain, net of tax, of $1,847,000 and
$60,449,000 for the years ended January 31, 1996 and 1995, respectively.

<F2>(2) Excludes the gain (loss) on disposition of properties and other provisions, net of tax.

<F3>(3) Includes the provision for decline in real estate.

<F4>(4) These adjustments represent amounts related to the Company's real estate operations in Rental Properties only.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Forest City Enterprises, Inc.

   We have audited the accompanying consolidated balance sheets of Forest City Enterprises, Inc. and subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1996.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forest City Enterprises, Inc. and subsidiaries as of January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles.

                                   /s/ Coopers & Lybrand L.L.P.

Cleveland, Ohio
March 11, 1996

CONSOLIDATED BALANCE SHEETS

January 31,                                              1996           1995
- --------------------------------------------------------------------------------
                                                       (dollars in thousands)
ASSETS
Real Estate
   Completed rental properties                        $2,107,664     $2,011,168
   Projects under development                            246,240        230,802
   Land held for development or sale                      71,179         80,166
                                                      -------------------------
                                                       2,425,083      2,322,136
   Less accumulated depreciation                        (347,912)      (303,012)
                                                      -------------------------
    Total Real Estate                                  2,077,171      2,019,124


Cash                                                      39,145         46,478
Notes and accounts receivable, net                       168,177        197,602
Inventories                                               41,186         38,949
Investments in and advances to affiliates                145,238        139,318
Other assets                                             160,129        143,263
                                                      -------------------------
                                                      $2,631,046     $2,584,734
                                                      =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                            $1,832,059     $1,769,270
Accounts payable and accrued expenses                    350,131        375,350
Notes payable                                             19,856         22,340
Long-term debt                                           113,061        112,647
Deferred income taxes                                    105,111         93,650
Deferred profit                                           21,239         25,917
                                                      -------------------------
  Total Liabilities                                    2,441,457      2,399,174
                                                      -------------------------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
  1,000,000 shares authorized; no shares issued                -              -
Common stock - $.33 1/3 par value
  Class A, 16,000,000 shares authorized; 5,271,327
   and 5,146,226 shares issued, 5,269,327 and
   5,146,226 outstanding, respectively.                    1,757          1,715
  Class B, convertible, 6,000,000 shares
   authorized; 3,720,287 and 3,845,388 shares
   issued, 3,645,287 and 3,845,388 outstanding,
   respectively.                                           1,240          1,282
                                                      -------------------------
                                                           2,997          2,997
Additional paid-in capital                                45,511         45,511
Retained earnings                                        143,590        137,052
                                                      -------------------------
                                                         192,098        185,560
Less treasury stock, at cost; 2,000 Class A
   and 75,000 Class B shares                              (2,509)             -
                                                      -------------------------
   Total Shareholders' Equity                            189,589        185,560
                                                      -------------------------
                                                      $2,631,046     $2,584,734
                                                      =========================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended January 31,                         1996           1995            1994
- ---------------------------------------------------------------------------------------------
                                                        (in thousands, except per share data)
Sales and operating revenues                          $506,885       $499,635        $502,903
Interest and other income                               22,548         22,973          16,476
                                                      ---------------------------------------
                                                       529,433        522,608         519,379
                                                      ---------------------------------------

Operating expenses                                     305,819        323,736         338,308
Interest expense                                       130,001        116,821         111,494
Provision for decline in real estate                     9,581         10,133               -
Depreciation and amortization                           65,716         65,580          65,309
                                                      ---------------------------------------
                                                       511,117        516,270         515,111

Gain (loss) on disposition of properties                  (754)       (30,835)          2,268
                                                      ---------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES                     17,562        (24,497)          6,536
                                                      ---------------------------------------
INCOME TAX EXPENSE (BENEFIT)
  Current                                                  370          6,057             710
  Deferred                                              10,253        (12,021)          3,614
                                                      ---------------------------------------
                                                        10,623         (5,964)          4,324
                                                      ---------------------------------------

NET EARNINGS (LOSS)BEFORE EXTRAORDINARY GAIN             6,939        (18,533)          2,212
Extraordinary gain, net of tax                           1,847         60,449               -
                                                      ---------------------------------------
NET EARNINGS                                          $  8,786       $ 41,916        $  2,212
                                                      =======================================

NET EARNINGS PER COMMON SHARE
 Earnings (loss) before extraordinary gain, net of tax$    .77       $  (2.06)       $    .25
 Extraordinary gain, net of tax                            .21           6.72               -
                                                      ---------------------------------------
Net earnings per common share                         $    .98       $   4.66        $    .25
                                                      =======================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             	 Common Stock
                                    -------------------------------
                                      	Class A           Class B      Additional                Treasury Stock
                                    -------------------------------    Paid-in      Retained   -----------------
                                    Shares  Amount    Shares  Amount   Capital      Earnings    Shares    Amount      Total
                                    ----------------------------------------------------------------------------------------
                                                                         (in thousands)
BALANCES AT JANUARY 31, 1993         5,141  $1,713    3,851   $1,284  $45,511     $ 94,722           -    $    -    $143,230
  Net earnings                                                                       2,212                             2,212
  Conversion of Class B shares
   to Class A shares                     5       2       (5)      (2)
                                    ----------------------------------------------------------------------------------------
BALANCES AT JANUARY 31, 1994         5,146   1,715    3,846    1,282   45,511       96,934           -          -    145,442
  Net earnings                                                                      41,916                            41,916
  Dividends -- $.20 per share                                                       (1,798)                           (1,798)
                                    -----------------------------------------------------------------------------------------
BALANCES AT JANUARY 31, 1995         5,146   1,715    3,846    1,282   45,511      137,052           -          -    185,560
  Net earnings                                                                       8,786                             8,786
  Dividends -- $.25 per share                                                       (2,248)                           (2,248)
  Conversion of Class B shares
    to Class A shares                  125      42     (125)     (42)
  Purchase of treasury stock                                                                        77     (2,509)    (2,509)
                                    -----------------------------------------------------------------------------------------
BALANCES AT JANUARY 31, 1996         5,271  $1,757    3,721   $1,240  $45,511     $143,590          77    $(2,509)  $189,589
                                    =========================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          For the Years Ended January 31,
                                                     -----------------------------------------
                                                         1996         1995        1994
                                                     =========================================
                                                                 (in thousands)
OPERATING ACTIVITIES
 Net earnings                                         $   8,786    $   41,916    $   2,212
 Depreciation and amortization                           65,716        65,580       65,309
 Deferred income taxes                                   11,461        24,201        3,614
 Accrued interest of a rental property not
   payable until future years                                 -             -        5,495
 (Gain) loss on disposition of properties                   754        30,835       (2,268)
 Provision for decline in real estate                     9,581        10,133            -
 Extraordinary gain                                      (3,055)      (90,823)           -
 (Increase) decrease in land held for development
   or sale                                                8,987        (5,768)     (11,147)
 Decrease in notes and accounts receivable               29,425           947       48,993
 (Increase) decrease in inventories                      (2,237)       24,271      (20,397)
 Increase (decrease) in accounts payable and
   accrued expenses                                     (21,612)       37,403        4,263
 Increase (decrease) in deferred profit                  (4,678)         (592)       3,929
 (Increase) in other assets                             (31,761)      (10,588)     (45,655)
                                                      ---------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES            71,367       127,515       54,348
                                                      ---------------------------------------
INVESTING ACTIVITIES
 Capital expenditures                                  (144,692)     (121,602)     (92,495)
 Proceeds from disposition of properties                 15,950        15,264        1,859
 Investments in and advances to affiliates               (5,920)      (25,967)      (6,946)
                                                      ---------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES              (134,662)     (132,305)     (97,582)

FINANCING ACTIVITIES
 Increase in mortgage and long-term debt                119,707        99,894      111,256
 Payments on long-term debt                             (12,873)      (17,555)     (25,719)
 Principal payments on mortgage debt on real estate     (43,631)      (34,228)     (36,741)
 Increase in notes payable                                6,140           434        1,332
 Payments on notes payable                               (8,624)      (17,277)     (26,579)
 Purchase of treasury stock                              (2,509)            -            -
 Dividends paid to shareholders                          (2,248)       (1,798)           -
                                                      ---------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES            55,962        29,470       23,549
                                                      ---------------------------------------

NET INCREASE (DECREASE) IN CASH                          (7,333)       24,680      (19,685)
CASH AT BEGINNING OF YEAR                                46,478        21,798       41,483
                                                      ---------------------------------------
CASH AT END OF YEAR                                   $  39,145      $ 46,478     $ 21,798
                                                      =======================================

The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
Forest  City Enterprises, Inc. is a major, vertically integrated national real estate company with four Strategic Business Units.  The COMMERCIAL
GROUP owns, acquires, develops and manages retail, office, hotel and mixed-use projects.  The RESIDENTIAL GROUP owns, acquires, develops, leases and manages our residential properties.  The LAND GROUP acquires and sells both raw land and developed lots to commercial, industrial and residential users. The TRADING GROUP is primarily a wholesale lumber trading company.
	  Forest City owns approximately $2.4 billion of properties at cost in 20 states and Washington, D.C. The Company's executive offices are in
Cleveland, Ohio.   Regional offices are located in New York, Los Angeles,
Boston, Chicago, Portland, Tucson, Detroit and Washington, D.C.

FISCAL YEAR
The years 1995, 1994 and 1993 refer to the fiscal years ended January 31, 1996, 1995 and 1994, respectively.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Forest City Enterprises, Inc. and all wholly-owned subsidiaries ("Enterprises" and the "Company"). The Company also includes its share of the assets, liabilities and results of operations of its real estate partnerships, joint ventures and majority-owned corporations. These entities are included as of their respective fiscal year-ends (generally December 31).
	  All significant intercompany accounts and transactions between consolidated entities have been eliminated. Entities which the Company does not control are accounted for on the equity method. Undistributed earnings of such entities included in retained earnings are $380,000 at January 31, 1996.
	  The Company is required to make estimates and assumptions when preparing its financial statements and accompanying notes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
  	Certain prior years' amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation.

RECOGNITION OF REVENUE AND PROFIT
REAL ESTATE SALES - The Company follows the provisions of Statement of
Financial Accounting Standards No. 66 for reporting the disposition of properties.
	  LEASING OPERATIONS - The Company enters into leases with tenants in its rental properties.  The lease terms of tenants occupying space in the shopping centers and office buildings range from 1 to 20 years, excluding leases with anchor tenants.  Minimum rent revenues are recognized when due from tenants.  Leases with most shopping center tenants provide for percentage rents when the tenants' sales volumes exceed stated amounts.
The Company is also reimbursed for certain expenses related to operating its commercial properties.
	  LUMBER BROKERAGE - The Company recognizes the gross margin on these sales as revenue.  Sales invoiced for the years 1995 through 1993 were approximately $2,337,500,000, $2,697,500,000 and $2,447,800,000,
respectively.
	  CONSTRUCTION - Revenue and profit on long-term fixed-price contracts are reflected under the percentage-of-completion method.  On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs were incurred.

RECOGNITION OF COSTS AND EXPENSES
Operating expenses primarily represent the recognition of operating costs, administrative expenses and taxes other than income taxes.
	  For financial reporting purposes, interest and real estate taxes during development and construction are capitalized as a part of the project cost.
	  Depreciation is generally computed on a straight-line method over the estimated useful asset lives. The estimated useful lives of buildings vary from 20 to 50 years.
	  Major improvements are capitalized and expensed through depreciation charges. Repairs, maintenance and minor improvements are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the consolidated statements of earnings.

LAND OPERATIONS
Land held for development or sale is stated at the lower of cost or market.

INVENTORIES
The Lumber brokerage inventory is stated at the lower of cost or market. Inventory cost is determined by specific identification and average cost methods.

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

CAPITAL STOCK
Class B common stock is convertible into Class A common stock on a share-for-share basis.  The 1,000,000 authorized shares of preferred stock without par value, none of which have been issued, are convertible into
Class A common stock.
	  Class A common shareholders elect three members of the Board of Directors and Class B common shareholders elect the remaining nine directors annually.
	  During 1995, the Company repurchased 2,000 shares of Class A and 75,000 shares of Class B common stock.  These shares are currently being held in treasury.

EARNINGS PER SHARE
Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year of 8,986,776 in 1995 and 8,991,614 in 1994 and 1993.


B.  REAL ESTATE AND RELATED ACCUMULATED DEPRECIATION AND INDEBTEDNESS

The components of real estate cost and the related nonrecourse mortgage indebtedness are presented below.
                                                           	January 31, 1996
                                                  --------------------------------------------------
                                                                                        Amount of
                                                     Total      Accumulated     Net     Nonrecourse
                                                     Cost       Depreciation    Cost    Indebtedness
                                                  --------------------------------------------------
                                                                    (in thousands)

Completed rental properties
 Residential                                      $  570,627   $  94,448   $  476,179   $  463,062
 Commercial
   Shopping centers                                  666,946     119,086      547,860      563,443
   Office and other buildings                        844,951     123,655      721,296      684,216
 Corporate and other equipment                        25,140      10,723       14,417            -
                                                  --------------------------------------------------
                                                   2,107,664     347,912    1,759,752    1,710,721
                                                  --------------------------------------------------
Projects under development
 Residential                                          43,178           -       43,178        9,577
 Commercial
   Shopping centers                                  102,205           -      102,205       31,793
   Office and other buildings                        100,857           -      100,857       15,819
                                                  --------------------------------------------------
                                                     246,240           -      246,240       57,189
                                                  --------------------------------------------------
Land held for development or sale                     71,179           -       71,179       64,149
                                                  --------------------------------------------------
                                                  $2,425,083   $ 347,912   $2,077,171   $1,832,059
                                                  ==================================================


C.  NOTES AND ACCOUNTS RECEIVABLE, NET

Notes and accounts receivable are summarized below.
                                                         January 31,
                                                   ----------------------
                                                    1996             1995
                                                   ----------------------
                                                        (in thousands)
Lumber brokerage                                   $116,295      $124,318
Real estate sales                                    13,862        17,840
Syndication activities                               15,072        29,620
Receivables from tenants                             12,527        13,164
Other receivables                                    14,108        16,868
                                                   ----------------------
                                                    171,864       201,810
Allowance for doubtful accounts                      (3,687)       (4,208)
                                                   ----------------------
                                                   $168,177      $197,602
                                                   ======================

  Notes receivable at January 31, 1996 of $26,205,000, reflected in real estate sales and syndication activities in the table above, are collectible primarily over five years, with $10,227,000 being due within one
year.   The weighted average interest rate at January 31, 1996 and 1995 was
11.8% and 10.1%, respectively.
 	In July 1993, Forest City Trading Group, the Company's lumber brokerage subsidiary, entered into a three-year agreement under which it is selling an undivided interest in a pool of accounts receivable up to a maximum of $90,000,000. At January 31, 1996 and 1995, the Company had received $27,000,000 and $25,000,000, respectively, as net proceeds from this transaction. An interest in additional accounts receivable may be sold as collections reduce previously sold interests.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Included in accounts payable and accrued expenses at January 31, 1996 and 1995 are book overdrafts of approximately $48,316,000 and $54,970,000, respectively. The overdrafts are a result of the Company's cash management program and represent checks issued but not yet presented to a Company bank for collection.

E.  NOTES PAYABLE

The components of notes payable, which represent indebtedness whose original maturity dates are within one year of issuance, are as follows.
                                                             January 31,
                                                        ---------------------
                                                           1996       1995
                                                        ---------------------
                                                            (in thousands)
Payable To
 Banks                                                  $ 12,743    $ 11,914
 Other                                                     7,113      10,426
                                                        ---------------------
                                                        $ 19,856    $ 22,340
                                                        =====================

   Notes payable to banks reflects borrowings on the Company's $40,000,000 bank line of credit. The Company has the right to borrow an additional $10,000,000 for up to 90 days through May 31, 1996 under this bank line of credit. Borrowings under this bank line of credit are collateralized by all the assets of the Company's lumber brokerage subsidiary and bear interest at a rate up to 0.6% over prime and has a fee of 1/4% per annum on the unused portion of the available commitment. This bank line of credit is subject to review and extension annually on May 31. The weighted average interest rate was 8.9% and 9.1% at January 31, 1996 and 1995, respectively.
  	Interest expense on notes payable was $5,078,000 in 1995, $5,321,000 in 1994 and $3,815,000 in 1993. Interest actually paid on notes payable was $5,129,000 in 1995, $5,527,000 in 1994 and $3,539,000 in 1993.


F.  MORTGAGE DEBT, NONRECOURSE

Mortgage debt, which is collateralized by completed rental properties, projects under development and certain undeveloped land, is as follows.
                                                            January 31,
                                                       ------------------------
                                                         1996          1995
                                                       ------------------------
                                                           (in thousands)
Fixed interest, rates
 ranging from 1.5%
 to 14.0%                                              $  793,093   $  695,144
Variable interest,
 rates ranging from
 2.9% to 11.3%                                          1,000,024    1,034,786
Commercial paper,
 1996 - 5.7%  and
 1995 - 6.2%                                               38,942       39,340
                                                       ------------------------
                                                       $1,832,059   $1,769,270
                                                       ========================

     Debt related to projects under development at January 31, 1996 totals $57,189,000, out of a total commitment from lenders of $121,790,000. Of this outstanding debt, $47,180,000 is variable-rate debt and $10,009,000 is fixed-rate debt. The Company generally borrows funds for development and construction projects on a medium-term basis, usually with maturities of three to seven years, which allows the property to achieve stabilized operations before refinancing is required.
     The Company maintains a practice of purchasing interest rate caps on a substantial portion of its variable-rate debt to provide protection against significant increases in interest rates. The coverage generally extends for a minimum of one year.
     In lieu of purchasing interest rate caps, the Company periodically has fixed the interest rates on a short-term basis when favorable market conditions exist.
     Payments totaling $1,739,000 were made during 1995 for the purchase of interest rate caps. The Company has the following significant interest rate caps in place on its variable-rate mortgage debt at January 31, 1996.


          Original                                     Principal
          Base Rate     Cap Rate        Period         Outstanding
         -----------------------------------------------------------
                                                      (in thousands)
           LIBOR        8.00%       2/1/96 - 8/1/96      $343,400
           LIBOR        7.50%       2/1/96 - 8/1/96       154,489
           LIBOR        6.00%       2/1/96 - 2/1/97       147,303
           LIBOR        6.85%       5/1/95 - 5/1/00        24,482
           LIBOR        8.40%       5/1/00 - 5/1/05        20,800


     The only known risk to the Company through its interest-rate hedging strategy is the potential inability of the financial institution from which the interest-rate protection was purchased to cover all of its obligations. To mitigate this exposure, the Company purchases its interest-rate protection from either the institution that holds the debt or from institutions with a minimum A credit rating.
     The cost of interest-rate protection is capitalized in other assets in the consolidated balance sheets and amortized over the benefit period as interest expense in the consolidated statements of earnings.
     Included in the fixed-rate debt above is $54,876,000 of Urban
Development Action Grant loans. These loans bear interest at rates which are below prevailing commercial lending rates and are granted to the Company as an inducement to develop real estate in economically underdeveloped localities. A right to participate by the local government in the future cash flow of the project is generally a condition of these loans. The Company has also entered into a small number of mortgage obligations and leases with tenants that enable the debt holder of lessee to participate in appreciation and cash flow, as defined, generated from operations, sale or refinancing. Participation in annual cash flow generated from operations is recognized as an expense in the period earned. Participation in appreciation and cash flow resulting from a sale or refinancing is recorded as an expense at the time of sale or is capitlized as additional basis and amortized if amounts are paid prior to the disposition of the property.
     Mortgage debt annual maturities for the next five years ending January 31 are as follows: 1997, $378,895,000; 1998, $164,331,000; 1999, $173,368,000;
2000, $272,211,000; and 2001, $68,614,000.
     The Company is engaged in discussions with its current lenders and is actively pursuing new lenders to extend and refinance the nonrecourse mortgage debt that matures. The Company intends to convert a significant portion of its existing variable-rate debt to fixed-rate mortgages in order to reduce the volatility in the Company's project mortgage interest expense.
     Interest expense on nonrecourse mortgage debt was $126,521,000 in 1995, $110,899,000 in 1994 and $107,708,000 in 1993, of which $9,362,000,
$7,049,000 and $6,332,000 was capitalized, respectively.
     Interest actually paid on nonrecourse mortgage debt, net of capitalized interest, was $116,977,000 in 1995, $105,256,000 in 1994 and $93,504,000 in
1993.
     The Company determined the estimated fair value of its debt and interest rate caps by aggregating the various types (i.e. fixed rate versus variable rate debt) and discounting future cash payments at interest rates that the Company believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Company's total mortgage debt.

G.  LONG-TERM DEBT

Long-term debt is as follows.

                                                    January 31,
                                              ------------------------
                                               	1996           1995
                                              ------------------------
                                                   (in thousands)
Term loan                                     $  55,000      $  65,000
Revolving credit agreement                       53,000         44,000
Other debt                                        5,061          3,647
                                              ------------------------
                                              $ 113,061      $ 112,647
                                              ========================

     At January 31, 1995, the Company had a seven-year, $70,000,000 term loan and a three-year, $70,000,000 revolving credit agreement. Effective
September 1995, the Company's revolving credit agreement was amended to increase its available credit by $10,000,000 to $80,000,000. Quarterly principal payments of $2,500,000 on the seven-year term loan commenced October 1, 1994. The revolving credit agreement allows for up to $20,000,000 in outstanding letters of credit, which shall reduce the revolving credit portion available to the Company. At its maturity, the revolving credit agreement may be renewed annually or converted to a seven-year term loan by the Company. The seven-year term loan and revolving credit agreement provide, among other things, for 1) interest rates which range from 1/4% to 3/4% over the prime rate or 2% to 2-1/2% over the London Interbank Offered Rate ("LIBOR"); 2) the maintanance of a specified level of net worth and cash flow (as defined); and 3) a restriction on dividend payments. At January 31, 1996, approximately $7,752,000 of retained earnings were available for payment of dividends.
     Interest rates on the other debt ranged primarily from 6.1% to 12.3% at January 31, 1996.
     Maturities of other debt for the next five years ending January 31 are as follows: 1997, $3,668,000; 1998, $608,000; 1999, $562,000; 2000,
$127,000; and 2001, $56,000.
     Interest expense on long-term debt was $7,764,000 in 1995, $7,650,000 in 1994 and $6,303,000 in 1993. Interest actually paid on long-term debt was $9,903,000 in 1995 $7,790,000 in 1994, and $6,268,000 in 1993.
     The Company has purchased the following interest rate caps on long-term debt as of January 31, 1996.


           Original                                        Principal
           Base Rate      Cap Rate          Period         Outstanding
          -------------------------------------------------------------
                                                          (in thousands)
             LIBOR         6.0%         2/1/96 - 8/1/96     $ 48,065
             LIBOR         7.5%         2/1/96 - 2/1/97     $103,142


Payments totaling $193,000 were made during 1995 relating to long-term debt caps. See Note F for additional interest rate cap disclosures.


H.INCOME TAXES

The provision (benefit) for income taxes consists of the following components.
                                              For the Years Ended January 31,
                                             ---------------------------------
                                                1996         1995       1994
                                             ---------------------------------
                                                      	(in thousands)
Current
 Federal                                      $   302     $  4,827    $   376
 State                                             68        1,230        334
                                              --------------------------------
                                                  370        6,057        710
                                              --------------------------------
Deferred
 Federal                                        6,083       (9,945)     2,985
 State                                          4,170       (2,076)       629
                                              --------------------------------
                                               10,253      (12,021)     3,614
                                              --------------------------------
Total provision (benefit)                     $10,623     $ (5,964)   $ 4,324
                                              ================================

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

     The effective tax rate for income taxes varies from the federal statutory rate of 35% for 1995, 1994 and 1993 due to the following items.

                                               For the Years Ended January 31,
                                            ---------------------------------------
                                                1996           1995           1994
                                            ---------------------------------------
                                                      	(in thousands)
Financial earnings (loss)
 before income taxes                         $17,562     $(24,497)     $  6,536
                                            ===================================
Income taxes computed at
 the statutory rate                          $ 6,146     $ (8,574)     $  2,288
Increase (decrease) in tax
 resulting from:
  Minimum tax (refund) and
   audit adjustments                               -            -        (2,559)
  Valuation allowance                            897          102         1,362
  Rate difference for
   change in tax law                               -            -         1,658
  Losses without tax benefits                      -        2,067             -
  State taxes, net of
   federal benefit                             2,220         (839)          556
  Adjustment of prior
   estimated taxes                               566          589           771
  Contribution carryover                         520          494           477
  Other items                                    274          197          (229)
                                            -------------------------------------
Total provision (benefit)                    $10,623     $ (5,964)      $ 4,324
                                            =====================================

An analysis of the deferred tax provision (benefit) is as follows.

                                              For the Years Ended January 31,
                                            ----------------------------------
                                              	1996         1995         1994
                                            ----------------------------------
                                                      	(in thousands)
Excess of tax over statement
 depreciation and amortization              $  5,743     $  8,046    $   9,976
Allowance for doubtful
 accounts deducted for
 statement purposes                              461         (464)        (476)
Costs on land and rental
 properties under development
 expensed for tax                               (515)         366          309
Revenues and expenses
 recognized in different
 periods for tax and
 statement                                     5,490      (16,621)      (8,793)
Development fees deferred
 for statement                                (1,326)        (400)        (701)
Provision for decline
 in real estate                                3,547       (3,547)           -
Deferred state taxes, net of
 federal benefit                               2,565          757          564
Interest on construction
 advances deferred for
 statement                                      (953)       1,609        1,721
Benefits of tax loss carry-
 forward recognized against
 deferred taxes                               (5,656)      (1,869)      (1,021)
Audit adjustments                                  -            -         (985)
Rate difference per change
 in tax law                                        -            -        1,658
Valuation allowance                              897          102        1,362
                                             -----------------------------------
 Deferred provision (benefit)                $10,253    $ (12,021)   $   3,614
                                             ===================================

		The types of differences that give rise to significant portions of the deferred income tax liability are as follows.
                                              	Temporary        Deferred Tax
                                              Differences    (Asset) Liability
                                             ----------------------------------
                                                     	(in thousands)
Depreciation                                 $  223,716           $   88,480
Capitalized costs                               148,210	              58,617
Net operating losses                            (96,928)             (38,335)
Investment tax credits                                -	              (4,583)
Other                                           (21,039)                 932
                                             ----------------------------------
                                             $  253,959	          $  105,111
                                             ==================================

  Income taxes (refunded) paid totaled $(888,000), $3,244,000 and $324,000 in 1995, 1994 and 1993, respectively. At January 31, 1996, the Company had a net operating loss carry forward for tax purposes of $96,928,000 which will expire in the years ending January 31, 2005 through January 31, 2011 and an investment tax credit carryover of $4,583,000 which will expire in the years ending January 31, 2002 through January 31, 2005.
	The Company's deferred tax liability at January 31, 1996 is comprised of deferred liabilities of $220,036,000, deferred assets of $119,319,000 and a valuation allowance related to state taxes and investment credits of $4,394,000.

I. SEGMENT INFORMATION

Business segments are determined by the type of customer served or the product sold. The Commercial Group owns, acquires, develops and manages retail, office, hotel and mixed-use properties. The Residential Group is made up of two divisions: Apartments and Residential Development. Apartments owns, leases and manages residential properties. Residential Development develops new properties, acquires completed real estate and manages syndicated partnerships. The Land Group develops and markets land to home builders and commercial and industrial users principally in Arizona, California, Florida, Illinois, Nevada, New York and Ohio. The Trading Group sells lumber and building products to retailers, commercial contractors and homebuilders. Corporate includes interest on corporate borrowings and general administrative expenses. In 1995, the Company realigned its business segments for financial reporting purposes. The Rental Properties segment was broken out into Apartments and the Commercial Group. Segment information for the years ended January 31, 1995 and 1994 has been restated to conform to the current year presentation. The following tables summarize selected financial data by business segment for the fiscal years ended January 31, 1996, 1995 and 1994.


                                                                    For the Years Ended January 31,
                                               ----------------------------------------------------------------------
                                                                                         Earnings (Loss) Before
                                                 Sales and Operating Revenues                 Income Taxes
                                               -------------------------------        -------------------------------
                                                  1996        1995        1994          1996        1995      1994
                                               ======================================================================
                                                                           	(in thousands)
Commercial  Group                              $ 287,254   $ 254,956   $ 254,313     $  12,283   $  7,482   $ 1,100
Residential Group
  Apartments                                      96,588     118,124     112,847         2,102      1,084    (8,046)
  Residential Development                          3,071       2,072       2,504         5,136      3,796     1,284
Land Group                                        40,444      46,427      46,238         3,823      3,290     5,405
Trading  Group (1)                                79,528      78,056      87,001         5,826      4,906     8,654
Gain (loss) on disposition of properties               -           -           -          (754)   (30,835)    2,268
Provision for decline in real estate                   -           -           -        (9,581)   (10,133)        -
Corporate                                              -           -           -        (1,273)    (4,087)   (4,129)
                                               ----------------------------------------------------------------------
  Consolidated                                 $ 506,885   $ 499,635   $ 502,903     $  17,562   $(24,497)  $ 6,536
                                               ======================================================================


                                                                              For the Years Ended January 31,
                                                                 ---------------------------------------------------------
                                                                            	          Real Estate
                                                                 ---------------------------------------------------------
                               Identifiable Assets at                                               Depreciation
                                    January 31,                       Additions, net             and Amortization
                          -----------------------------------    --------------------------    ---------------------------
                             1996        1995        1994          1996      1995      1994      1996      1995      1994
                          ------------------------------------------------------------------------------------------------
                                                            	      (in thousands)
Commercial Group          $1,640,810  $1,566,320  $1,490,082    $ 83,623  $ 95,264  $ 70,410  $ 49,572  $ 46,870  $ 47,425
Residential Group
  Apartments                 560,891     558,814     703,758      21,470  (184,472)   11,096    13,985    17,086    16,460
  Residential Development     52,589      55,795      38,064       6,142         7        38        16        22        29
Land Group                   121,031     126,680     120,035      (8,887)    5,791    11,155        59        90       102
Trading Group                172,305     175,107     198,617        (504)      542     1,126     1,962     1,377     1,124
Corporate                     83,420     102,018     117,501       1,103       (62)      271       122       135       169
                          ------------------------------------------------------------------------------------------------
  Consolidated            $2,631,046  $2,584,734  $2,668,057    $102,947  $(82,930) $ 94,096  $ 65,716  $ 65,580  $ 65,309
                          ================================================================================================

<FN1>(1)  The Company recognizes the gross margin on lumber brokerage sales as revenue.  Gross value of lumber sold for the years ended
January 31, 1996, 1995 and 1994 was approximately $2,337,500,000,
$2,697,500,000, and $2,447,800,000, respectively.


J.  LEASES

THE COMPANY AS LESSOR

The following summarizes the minimum future rental income to be received on noncancelable operating leases of commercial properties that generally extend for periods of more than one year.

                                                      For the Years
                                                    Ending January 31,
                                                   --------------------
                                                     (in thousands)
1997                                                 $   134,895
1998                                                     129,465
1999                                                     123,802
2000                                                     114,152
2001                                                     106,251
Later years                                              567,034
                                                     ---------------
  Total minimum future rentals                       $ 1,175,599
                                                     ===============

	  Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes and operating costs. Other charges amounted to $84,533,000, $83,881,000 and $70,641,000 in 1995,
1994 and 1993, respectively.

THE COMPANY AS LESSEE
The Company is a lessee under various leasing arrangements for real property and equipment having terms expiring through 2019, excluding optional renewal periods. These leases are operating leases.

	 Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 1996 are as follows.


                                                     For the Years
                                                   Ending January 31,
                                                  --------------------
                                                     (In thousands)
1997                                                   $   5,145
1998                                                       4,262
1999                                                       3,302
2000                                                       2,705
2001                                                       2,460
Later years                                               12,683
                                                  -------------------
  Total minimum lease payments                         $  30,557
                                                  ===================

	Rent expense was $5,524,000, $5,110,000 and $11,351,000 for 1995, 1994
and 1993, respectively.

K.  CONTINGENT LIABILITIES

As of January 31, 1996 the Company has guaranteed loans totaling $2,892,000 and has $16,532,000 in outstanding letters of credit.
	The Company customarily guarantees lien-free completion of its construction.
Upon completion the guarantees are released.
	The Company is also involved in certain claims and litigation related to its operations.  Based upon the facts known at this time, management is of the opinion that the ultimate outcome of all such claims and litigation will not have a materially adverse effect on the financial condition of the
Company.


L.  STOCK OPTION PLAN

During 1994, the Board of Directors of the Company and the stockholders approved the 1994 Stock Option Plan ("Plan"). Shares may be awarded under the Plan to key employees in the form of either incentive stock options or nonqualified stock options. The aggregate number of shares that may be awarded during the term of the Plan is 250,000 shares, subject to adjustments under the Plan. The maximum number of shares that may be awarded to any employee during any calendar year is 25,000 shares. The exercise price of all nonqualified and incentive stock options shall be at least equal to the fair market value of a share on the date the option is granted unless the grantee constructively owns more than ten percent of the total combined voting power of all classes of stock of the Company, in which case the exercise price of each nonqualified stock option shall not be less than 110% of the fair market value of a share on the date the incentive stock option award is granted. The Plan is administered by the Compensation Committee of the Board of Directors. No options have been granted under the Plan at January 31, 1996.


M.  SUMMARIZED FINANCIAL INFORMATION

Forest City Rental Properties Corporation ("Rental Properties") is a wholly-owned subsidiary engaged in the development, acquisition and management of real estate projects, including apartment complexes, regional malls and shopping centers, hotels, office and mixed-use facilities. Condensed consolidated balance sheets and statements of earnings for Rental Properties and its subsidiaries follows.


FOREST CITY RENTAL PROPERTIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                         January 31,
                                                 ----------------------------
                                                    	1996            1995
                                                 ----------------------------
                                                        (in thousands)
ASSETS
Real Estate
 Completed rental properties                     $ 2,085,284      $ 1,995,629
 Projects under development                          246,240          230,802
                                                 ----------------------------
                                                   2,331,524        2,226,431
 Less accumulated depreciation                      (338,216)        (293,465)
                                                 ----------------------------
  Total Real Estate                                1,993,308        1,932,966

Cash                                                  24,430            8,333
Other assets                                         250,171          260,949
                                                 ----------------------------
                                                 $ 2,267,909      $ 2,202,248
                                                 ============================
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Mortgage debt, nonrecourse                       $ 1,767,910      $ 1,710,291
Accounts payable and accrued expenses                137,719          144,304
Long-term debt                                       108,049          109,084
Other liabilities and deferred credits               142,523          131,838
                                                 ----------------------------
  Total Liabilities                                2,156,201        2,095,517

SHAREHOLDER'S EQUITY
Common stock and additional paid-in capital            5,378            5,378
Retained earnings                                    106,330          101,353
                                                 ----------------------------
 Total Shareholder's Equity                          111,708          106,731
                                                 ----------------------------
                                                 $ 2,267,909      $ 2,202,248
                                                 ============================

- -----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF EARNINGS
                                                   For the Years Ended January 31,
                                              ------------------------------------------
                                                 1996             1995             1994
                                              ------------------------------------------
                                                            (in thousands)
Sales and operating revenues                  $ 383,842       $ 373,080        $ 367,160
Interest and other income                        14,734          13,778            8,247
                                              ------------------------------------------
  Total revenues                                398,576         386,858          375,407
                                              ------------------------------------------

Operating expenses                              198,282         205,707          214,805
Interest expense                                117,560         104,836          102,414
Provision for decline in real estate              9,581         10,133                 -
Depreciation and amortization                    63,557         63,956            63,901
                                              -------------------------------------------
                                                388,980        384,632           381,120
                                              -------------------------------------------

Gain (loss) on disposition of properties            754)       (30,835)            2,268
                                              -------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES               8,842        (28,609            (3,445)
INCOME TAX EXPENSE (BENEFIT)                      5,712         (7,948)           (2,625)
                                              -------------------------------------------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN     3,130        (20,661)             (820)
EXTRAORDINARY GAIN, NET OF TAX                    1,847         60,449                 -
                                              -------------------------------------------
NET EARNINGS (LOSS)                           $   4,977      $  39,788         $    (820)
                                              ===========================================


N.  LOSS ON DISPOSITION AND EXTRAORDINARY GAIN

During 1995, the Company recorded an extraordinary gain of $3,055,000, before tax of $1,208,000, resulting from debt extinguishment of commercial property.
	In 1986, the Company had acquired Park Labrea Towers, a residential complex containing 2,825 units, in Los Angeles, California. At the time of acquisition, the Company also entered into a development agreement on the remaining units it had not purchased. In January 1995, the Company concluded an agreement under which $84,177,000 of the mortgage debt was forgiven.
Subsequent to this transaction, the real estate was sold to a third party for approximately $140,000,000, an amount equal to the outstanding debt and other liabilities.  The Company also sold its future development rights in the total Park Labrea real estate project for approximately $15,600,000.
The effect of these transactions was to reduce net assets by approximately
$180,000,000 and mortgage debt by approximately $220,000,000 while stockholders' equity increased by approximately $37,000,000.  As a result of these transactions, the Company will have no future involvement in Park
Labrea.  A substantial portion of the debt forgiveness represents interest expense accrued in prior years through operations that was not paid.
 The Company also had nonrecourse mortgage debt forgiveness on two other properties during 1994 totaling $6,646,000.
 The forgiveness of debt totaling $90,823,000, before tax of $30,374,000, is included in the financial statements as an extraordinary gain. The subsequent loss on the sale of Park Labrea and the sale of future development rights are reported as a loss on disposition of properties of
$30,835,000.

QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                           First                Second                   Third                 Fourth
                                          Quarter               Quarter                 Quarter                Quarter
                                    -------------------    -------------------    -------------------    -------------------
Fiscal Year                            1995     1994          1995     1994          1995     1994          1995     1994
- ----------------------------------------------------------------------------------------------------------------------------
                                                            	(in thousands, except per share data)
Sales and operating revenues        $108,298   $111,896    $118,082   $130,533    $120,989   $127,951    $159,516   $129,255
Earnings (loss) before income taxes $ (4,277)  $ (2,310)   $   (998)  $   (881)   $  1,706   $   (644)   $ 21,131   $(20,662)
Net earnings (loss) before
 extraordinary gain (1)<FN1>(2)     $ (3,209)  $ (1,882)   $   (903)  $   (793)   $    601   $   (600)   $ 10,450   $(15,258)

Net earnings (loss) before
 extraordinary gain per common
 share (1)<FN1>(2)<FN2>             $   (.36)  $   (.21)   $   (.10)  $   (.09)   $    .07   $   (.06)   $   1.16   $  (1.70)

Dividends declared per common share (3)<FN3>
   Class A                          $      -   $      -    $      -   $      -    $    .25   $    .20    $      -   $      -
   Class B                          $      -   $      -    $      -   $      -    $    .25   $    .20    $      -   $      -
Market price range of common stock
   Class A
      High                          $  35 1/4  $  43 3/8   $  39 1/2  $  38 3/4   $  39 1/2  $  37 1/2   $  36 3/4  $  32 1/4
      Low                           $  30 3/8  $  36 1/2   $  33      $  34       $  36 3/4  $  30 1/4   $  32      $  27 3/4

  Class B
      High                          $  35 3/8  $  46 3/8   $  39 3/8  $  40 3/8   $  39      $  38       $  36 1/2  $  33 1/4
      Low                           $  31 1/8  $  40 1/2   $  33 1/2  $  37 5/8   $  36 3/4  $  32 5/8   $  32      $  29 1/2

Both classes of common stock are traded on the American Stock Exchange under the symbols, FCEA and FCEB. High and low prices shown are based upon data provided by the Exchange.

As of March 1, 1996, the number of registered holders of Class A and Class B common stock were 933 and 728, respectively.

    (1)  Excludes the extraordinary  gain, net of tax of $1,847,000
($.21 per share) and $60,449,000 ($6.72 per share), in fiscal l995 and 1994, respectively. These items are explained in Note N in the Notes to Consolidated Financial Statements.

    (2)  In 1994, the Company recorded adjustments during the fourth quarter which increased net earnings by approximately $5,600,000, or $.62 per share. These adjustments primarily related to interest expense accrued earlier in 1994 that was not paid due to the forgiveness of debt of Park Labrea Towers.

    (3)  Future dividends will depend upon such factors as the earnings, capital requirements and financial condition of the Company. Approximately $ 7,752,000 of retained earnings were available for payment of dividends as of January 31, 1996, under the restrictions contained in the term loan and revolving credit agreement with a group of banks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings Before Depreciation and Deferred Taxes ("EBDT") was $82,021,000, slightly higher than $81,262,000 reported in 1994. EBDT for 1993 was $80,979,000. EBDT consists of net earnings before gain (loss) on disposition of properties and the provision for decline in real estate plus noncash charges from real estate operations of depreciation and amortization and deferred income taxes. Also included in EBDT for 1993 was accrued interest on mortgage notes of a rental property that was not payable until future years.

	Consolidated sales and operating revenues were $506,885,000, $499,635,000 and $502,903,000 in 1995, 1994, and 1993, respectively.

	Net earnings from operations, including gain (loss) on disposition of properties and the provision for decline in real estate, was $6,939,000 in 1995 compared to a loss of $18,533,000 in 1994 and net earnings of $2,212,000 in 1993. The gain (loss) on disposition of properties and the provision for decline in real estate, net of tax, which vary from year to year and are not considered by management to be a part of the on-going results of operations, was a loss of $6,551,000 and $25,307,000 in 1995 and 1994, respectively, versus net gain of $1,494,000 in 1993. The Company also recorded extraordinary gains, net of tax, of $1,847,000 in 1995 and $60,449,000 in 1994. The 1995 extraordinary gain relates to the forgiveness of mortgage debt on Liberty Center Venture. The 1994 extraordinary gain reflects the forgiveness of $84,177,000 of mortgage debt on Park Labrea Towers. The subsequent sale of this property is included in the gain (loss) on disposition of properties. See footnote N in the Notes to the Consolidated Financial Statements for additional information on these transactions.

INVESTMENT REAL ESTATE - FOREST CITY RENTAL PROPERTIES CORPORATION

OPERATIONS
The Company conducts the development and management of its real estate portfolio through Forest City Rental Properties Corporation. Sales and operating revenues were $383,842,000 for 1995 versus $373,080,000 in 1994 and $367,160,000 in 1993. The increase in revenues is attributable to the improvement in occupancy in the portfolio, the effect of the Company's residential property acquisition programs under which the Company acquired an additional 1,116 units during 1995 and a major land sale.
	The net earnings before gain (loss) on disposition of properties and the provision for decline in real estate for 1995 and 1994 was $9,681,000 and $4,646,000, respectively, versus net loss of $2,314,000 in 1993. The improvement in earnings is due primarily to an improvement in occupancy in the operating portfolio and a major land sale.


DISPOSITION OF PROPERTIES AND OTHER PROVISIONS
During 1995, the Company sold a 152-unit apartment complex, Vineyard Village. During 1994, the Company sold Park Labrea Towers and its future development rights, resulting in a pre-tax loss of approximately $30,800,000. There were no major sales in 1993. The Company continually evaluates the realization of the investment in its real estate projects by reviewing their current operations and future projected results. As a result of such analysis, the Company provided a provision for decline in real estate of $9,581,000 in 1995 and $10,133,000 in 1994.

LAND DIVISION

The sales of residential, commercial and industrial land were $40,444,000 in 1995 versus $46,427,000 in 1994 and $46,238,000 in 1993. The pre-tax
earnings were $3,823,000, $3,290,000 and $5,405,000 in 1995, 1994 and 1993,
respectively. Sales of land and related earnings vary from period to period, depending on management's decisions regarding the disposition of significant land holdings.

RESIDENTIAL DEVELOPMENT DIVISION

Revenues in 1995 were $3,071,000 versus $2,072,000 in 1994 and $2,504,000 in 1993.  Pre-tax income was $5,136,000, $3,796,000 and $1,284,000 in 1995,
1994 and 1993, respectively. The efforts of this division are directed toward acquiring completed real estate at favorable prices for the Company's portfolio, developing new residential projects and continuing to oversee the operations of the properties syndicated in prior years.

WHOLESALE LUMBER DIVISION

Forest City Trading Group's revenues were $79,528,000, compared to $78,056,000 in 1994 and $87,001,000 in 1993. Pre-tax earnings from this division were $5,826,000 in 1995, $4,906,000 in 1994 and $8,654,000 in 1993.
The results of this division include the Company's building materials business which was accounted for on the equity method until January 1, 1996 when it became a wholly-owned subsidiary of Forest City Trading Group.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities totaled $71,367,000 in 1995 versus $127,515,000 in 1994 and $54,348,000 in 1993. The decrease in cash provided by operating activities in 1995 as compared to 1994 is primarily due to the trading activity of Forest City Trading Group which resulted in a decrease in inventories during 1994 not recurring in 1995 and decrease in accrued expenses in 1995.

	Net cash used in investing activities totaled $134,662,000 in 1995 versus $132,305,000 in 1994 and $97,582,000 in 1993. Net cash provided by financing activities in 1995 was $55,962,000 compared to $29,470,000 in 1994 and $23,549,000 in 1993. On going development activity and the increase in the Company's ownership in Liberty Center is reflected in the increases in capital expenditures and increases in mortgage debt.
Principal payments on mortgage debt on real estate increased in 1995 over 1994 due to the investment activity of Granite Development Partners, L.P., a self-liquidating limited partnership of the Land Division. Purchase of treasury stock in 1995 resulted in a use of cash.

	At January 31, 1996, the Company's wholly-owned subsidiary, Forest City Rental Properties Corporation, had a total of $108,000,000 outstanding under its term loan and revolving credit agreement. The Company is required to make quarterly principal payments of $2,500,000 under the term loan. During the third quarter of 1995, the Company's revolving credit agreement was amended to increase the amount available by $10,000,000.

	The Company's mortgage debt, all of which is nonrecourse, totaled $1,832,059,000 at January 31, 1996. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee the completion of the initial construction of certain projects. In 1995, the Company completed $754,000,000 of financing, including $233,000,000 in new mortgages and $521,000,000 in refinancing of existing mortgages. Just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturing dates of our loans as they come due or refinance the projects.

	The Company's wholesale lumber division has a three-year agreement maturing
July 15, 1996 under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $90,000,000.  The Company also has a bank line of credit of $40,000,000 with the right to borrow an additional $10,000,000 for up to 90 days through May 31, 1996.  At
January 31, 1996, $12,743,000 was outstanding under this line of credit.

	The sources of liquidity of the Company and its subsidiaries are unused bank lines, cash flow from operations, refinancing of properties with larger mortgages and sales of real estate. The sources of funds will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt.

	Forest City Rental Properties Corporation generally mortgages its properties on an intermediate- to long-term nonrecourse basis with maturities of five years and higher. It has financed most of its development and construction projects with medium-term bank loans bearing floating rates of interest. When the financing terms are favorable, the Company securitizes its nonrecourse debt on longer-term bases as well as obtains fixed rate mortgage debt for certain properties.

	The Company has a substantial amount of variable-rate debt that has enabled it to benefit from historically low interest rates. With variable-rate debt in excess of $1 billion, the current level and interest rates and any future rate increases will have an impact on future cash flow. Interest rate protection has been purchased for the vast majority of the portfolio for 1996 and the Company plans to purchase additional interest rate protection and fix rates as is deemed appropriate.

NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of".   SFAS 121 establishes accounting standards for the review of impairment of a long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company will adopt the provisions of SFAS 121, which are effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 will not have a material effect on the financial position or results of operations of the Company.

	In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation", which is effective for financial statements for fiscal years beginning after December 15, 1995. As of January 31, 1996, the Company has not granted options under the Stock Option Plan. Once stock options are granted, the Company will analyze whether to adopt the recognition provisions of SFAS 123 or apply the existing accounting rules contained in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees".

GENERAL

Forest City had both investment tax credits and substantial tax net operating loss carryforwards ("NOL") at the end of 1995. The Company projects that this NOL will decrease during 1996, primarily due to property transactions. The Company's policy is to utilize these NOL's before they expire and will consider a variety of strategies to implement that policy. These NOL's generally will not begin to expire before January 31, 2005.