Form 10-Q
period 1996-04-30
FOREST CITY ENTERPRISES INC
filed 1996-06-14
CIK 38067

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    April 30, 1996

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

    Class                                      Outstanding at May 28, 1996

Class A Common Stock, $.33 1/3 par value             5,121,098 shares

Class B Common Stock, $.33 1/3 par value             3,620,516 shares


                         FOREST CITY ENTERPRISES, INC.

                                     INDEX


                                                                      Page No.

Part I.   Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises, Inc. and Subsidiaries:

               Consolidated Balance Sheets - April 30, 1996
                  (Unaudited) and January 31, 1996                     3-4

               Consolidated Statements of Earnings and Retained
                  Earnings (Unaudited) - Three Months Ended
                  April 30, 1996 and 1995                                5

               Consolidated Statements of Cash Flows (Unaudited) -
                  Three Months Ended April 30, 1996 and 1995             6


      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 7-11




Part II.  Other Information:

      Item 1.  Legal Proceedings                                       11


      Item 6.  Exhibits and Reports on Form 8-K                        11


Signatures                                                             12












PART I - FINANCIAL INFORMATION

                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                             April 30, 1996  January 31, 1996
                                             --------------  ----------------
                                               (Unaudited)
                                                     (in thousands)

ASSETS
Real Estate
   Completed rental properties                   $2,144,994       $2,101,564
   Projects under development                       222,760          246,240
   Land held for development or sale                 78,375           77,279
                                                 ----------       ----------
                                                  2,446,129        2,425,083
   Less accumulated depreciation                   (359,552)        (347,912)
                                                 ----------       ----------
        Total Real Estate                         2,086,577        2,077,171


Cash                                                 29,065           39,145
Notes and accounts receivable, net of allowance
  for doubtful accounts of $4,495 and $3,687,
  respectively                                      161,611          168,177
Inventories                                          59,192           41,186
Investments in and advances to affiliates           147,194          145,238
Other assets                                        158,420          160,129
                                                 ----------       ----------
                                                 $2,642,059       $2,631,046
                                                 ==========       ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Mortgage debt, nonrecourse                       $1,835,146       $1,832,059
Accounts payable and accrued expenses               367,845          350,131
Notes payable                                        19,741           19,856
Long-term debt                                      110,826          113,061
Deferred income taxes                               104,751          105,111
Deferred profit                                      21,187           21,239
                                                 ----------       ----------
        Total Liabilities                         2,459,496        2,441,457
                                                 ----------       ----------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par
  value; 1,000,000 shares authorized;
  no shares issued                                        -                -
Common stock, $.33 1/3 par value
  Class A, 16,000,000 shares authorized;
    5,278,398 and 5,271,327 shares issued,
    5,121,098 and 5,269,327 shares outstanding,
    respectively                                      1,759            1,757
  Class B, convertible, 6,000,000 shares
    authorized; 3,713,216 and 3,720,287 shares
    issued, 3,620,516 and 3,645,287 shares
    outstanding, respectively                         1,238            1,240
                                                 ----------       ----------
                                                      2,997            2,997
Additional paid-in capital                           45,511           45,511
Retained earnings                                   142,644          143,590
                                                 ----------       ----------
                                                    191,152          192,098
Less treasury stock, at cost; 157,300 and 2,000
    Class A shares and 92,700 and 75,000
    Class B shares, respectively                     (8,589)          (2,509)
                                                 ----------       ----------
        Total Shareholders' Equity                  182,563          189,589
                                                 ----------       ----------
                                                 $2,642,059       $2,631,046
                                                 ==========       ==========





                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                      (Unaudited)
                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                         1996         1995
                                                    -----------    -----------
                                                       (dollars in thousands,
                                                       except per share data)

Sales and operating revenues                        $   123,741    $   108,298
Interest and other income                                 5,230          3,286
                                                    -----------    -----------
     Total revenues                                     128,971        111,584

Operating expenses                                       80,335         67,928
Interest expense                                         33,013         31,745
Depreciation and amortization                            16,581         16,188
                                                    -----------    -----------
Loss before income taxes                                   (958)        (4,277)
                                                    -----------    -----------

Income taxes
   Current                                                  348            133
   Deferred                                                (360)        (1,201)
                                                    -----------    -----------
                                                            (12)        (1,068)
                                                    -----------    -----------
Net loss                                                   (946)        (3,209)

Retained earnings at beginning of period                143,590        137,052
                                                    -----------    -----------
Retained earnings at end of period                  $   142,644    $   133,843
                                                    ===========    ===========

Net loss per common share                           $      (.11)   $      (.36)
                                                    ===========    ===========

Weighted average common shares outstanding            8,857,691      8,991,614
                                                    ===========    ===========





                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                       1996          1995
                                                     ----------    ----------
                                                         (in thousands)
Operating Activities
   Net (loss)                                        $   (946)     $ (3,209)
   Depreciation and amortization                       16,581        16,188
   Deferred income taxes                                 (360)       (1,201)
   (Increase) in land held for development
     or sale                                           (1,096)         (733)
   Decrease in notes and accounts
     receivable, net                                    6,566        17,048
   (Increase) decrease in inventories                 (18,006)          789
   (Increase) decrease in other assets                 (1,689)        1,587
   Increase (decrease) in accounts payable
     and accrued expenses                              17,714       (24,493)
   (Decrease) increase in deferred profit                 (52)          100
                                                     --------      --------
      Net cash provided by operating activities        18,712         6,076
                                                     --------      --------

Investing Activities
   Capital expenditures                               (21,493)      (24,316)
   (Increase) in investments in
     and advances to affiliates                        (1,956)       (5,858)
                                                     --------      --------
      Net cash used in investing activities           (23,449)      (30,174)
                                                     --------      --------

Financing Activities
   Increase in mortgage and long-term debt             13,336        14,569
   Principal payments on mortgage debt
     on real estate                                    (6,806)       (7,957)
   Payments on long-term debt                          (5,678)       (4,590)
   Increase in notes payable                            1,557           321
   Payments on notes payable                           (1,672)       (3,711)
   Purchase of treasury stock                          (6,080)            -
                                                     --------      --------
       Net cash used in financing activities           (5,343)       (1,368)
                                                     --------      --------

Net (decrease) in cash                                (10,080)      (25,466)
Cash at beginning of period                            39,145        46,478
                                                     --------      --------
Cash at end of period                                $ 29,065      $ 21,012
                                                     ========      ========



      The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three months ended April 30, 1996 and 1995 are not necessarily indicative of results of operations which may be expected for the full year.

      The following discussion and analysis of business segments of Forest City Enterprises, Inc. and all majority-owned subsidiaries ("Company") should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1996 annual report ("Form 10-K").

      Certain amounts in the accompanying January 31, 1996 Balance Sheet have been reclassified to conform to the current presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- -------------------------------------------------------------------------------
Earnings Before Depreciation and Deferred Taxes ("EBDT") were $15,957,000 for the quarter ended April 30, 1996 compared to $14,136,000 for the first quarter of fiscal 1995. EBDT consists of net loss before gain (loss) on disposition of properties and the provision for decline in real estate plus noncash charges from real estate operations of depreciation and amortization and deferred income taxes.

Consolidated sales and operating revenues were $123,741,000 for the three months ended April 30, 1996 versus $108,298,000 for the quarter ended April 30, 1995. The increase in revenues is due to acquisition of apartment complexes, the opening of commercial properties and a strong lumber trading quarter.

The net loss was $946,000 for the quarter ended April 30, 1996 compared to $3,209,000 for the three months ended April 30, 1995. This improvement is attributable to earnings from newly-opened commercial properties.

During 1995, the Company realigned its business segments for financial reporting purposes. Beginning with the first quarter of 1996, Management will comment on each of the Company's Strategic Business Units:

Forest City Residential Group
Forest City Commercial Group
Forest City Land Group
Forest City Trading Group



FOREST CITY RESIDENTIAL GROUP

Forest City Residential Group is made up of two divisions: Apartments and Residential Development. Apartments owns, leases and manages residential properties. Residential Development develops new properties, acquires existing real estate and manages syndicated partnerships.

Revenues for the three months ended April 30, 1996 were $26,363,000 versus $23,997,000 for the first quarter of 1995. The increase in revenues is due to the acquisition of apartment complexes in 1995. Pre-tax earnings were $578,000 for the first quarter of 1996 compared to pre-tax earnings of $820,000 for the three months ended April 30, 1995.



FOREST CITY COMMERCIAL GROUP

Forest City Commercial Group owns, acquires, develops and manages retail, office, urban entertainment, hotel and mixed-use properties. Revenues for the three months ended April 30, 1996 were $67,938,000 compared to $62,436,000 for the first quarter of 1995. The increase in revenues is due to the opening of several retail properties, one office building and the acquisition of additional ownership interest in a mixed-use project. Pre-tax earnings for the quarter ended April 30, 1996 were $734,000 compared to pre-tax loss of $1,930,000 for the three months ended April 30, 1995. The improvement in earnings is the result of the openings of new projects and improved operations of the existing portfolio.



FOREST CITY LAND GROUP

The sales of residential, commercial and industrial land were $4,237,000 for the first quarter of 1996 versus $4,899,000 for the comparable period in 1995. The pre-tax loss was $1,463,000 for the three months ended April 30, 1996 versus $1,978,000 for the first quarter of 1995. The decrease in the loss is primarily attributable to the generation of fee income by the Land Group. Sales of land and related earnings vary from period to period, depending on management's decisions regarding the disposition of significant land holdings.



FOREST CITY TRADING GROUP

Forest City Trading Group's revenues were $25,203,000 for the three months ended April 30, 1996 compared to revenues of $16,966,000 for the first quarter of 1995. The increase in revenues is primarily attributable to the acquisition of the Company's building materials business as a wholly-owned subsidiary on January 1, 1996. Prior to this date, this joint venture was accounted for on the equity method. Pre-tax earnings for the first quarter of 1996 were $1,017,000 versus $424,000 for the same period in 1995. This is the result of a strong first quarter of 1996 for the lumber brokerage business.



FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities totaled $18,712,000 for the quarter ended April 30, 1996 versus $6,076,000 for the quarter ended April 30, 1995. The increase in cash provided by operating activities is primarily a result of
1) the increase in accounts payable of Forest City Trading Group, which is offset by an increase in lumber inventories, 2) the increase in accounts payable due to the timing of payments relating to Commercial Group development activity in the first quarter of 1996, net of 3) a decrease in accounts receivables sold under Forest City Trading Group's agreement to sell an undivided interest in a pool of accounts receivables.

Net cash used in investing activities totaled $23,449,000 for the quarter ended April 30, 1996 versus $30,174,000 during the quarter ended April 30, 1995. The change in net cash used in investing activities is primarily the result of timing of completion of the Company's ongoing development activities.

The net cash used in financing activities was $5,343,000 for the quarter ended April 30, 1996 versus $1,368,000 for the quarter ended April 30, 1995. The purchase of treasury stock resulted in an increase in the net cash used in financing activities.

At April 30, 1996, the Company's wholly-owned real estate subsidiary, Forest City Rental Properties Corporation, had a total of $105,500,000 outstanding under its $70,000,000 term loan and $80,000,000 revolving credit agreement. The Company is required to make quarterly principal payments of $2,500,000 under the term loan. The Company has reached agreement with two banks to establish a new $8,500,000 letter of credit line to be implemented in 1996.

The Company's mortgage debt, all of which is nonrecourse, totaled $1,835,146,000 at April 30, 1996. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee completion of the initial construction of certain projects. During 1996 to date, the Company completed $299,800,000 of financing, including $126,500,000 in new mortgages and $173,300,000 in refinancing existing mortgages. Just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturing dates of our loans as they come due or refinance the projects.

Forest City Trading Group (FCTG) has a three-year agreement maturing July 15, 1996 under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $90,000,000. FCTG has reached an agreement to extend this maturity date to July 15, 1999. FCTG also has a bank line of credit of $40,000,000 with the right to borrow an additional $10,000,000 for up to 90 days through June 30, 1996. The Company has reached an agreement to extend this maturity date to May 31, 1998. At April 30, 1996, $13,929,000 was outstanding under this line of credit.

The sources of liquidity of the Company and its subsidiaries are unused bank lines, cash flow from operations, refinancing of properties with larger mortgages and sales of real estate. The sources of funds will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt.

The Residential and Commercial Groups generally mortgage their properties on an intermediate- to long-term nonrecourse basis with maturities of five years and higher. The Company has financed most of its development and construction projects with medium-term bank loans bearing floating rates of interest. When the financing terms are favorable, the Company securitizes its nonrecourse debt on longer-term basis as well as obtains fixed rate mortgage debt for certain properties.

The Company has a substantial amount of variable-rate debt that has enabled it to benefit from historically low interest rates. With variable-rate debt of approximately $1 billion, the current level of interest rates and any future rate changes will have an impact on future cash flow. Interest rate protection has been purchased for the vast majority of the portfolio for 1996 and the Company plans to purchase additional interest rate protection and fix rates as is deemed appropriate. During 1996 to date, the Company has fixed or has received commitments to fix $690,700,000 of variable rate loans to maturity, and $156,000,000 of variable rate loans have been fixed for one year expiring May 1, 1997.


NEW ACCOUNTING STANDARDS

In March 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the review of impairment of a long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has adopted the provisions of SFAS 121, which have no material effect on the financial position or results of operations of the Company.

In October 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation." To date, the Company has not granted options under its Stock Option Plan. Once stock options are granted, the Company will analyze whether to adopt the recognition provisions of SFAS 123 or apply the existing accounting rules contained in Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees."


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


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - none.
      (b) Reports on Form 8-K filed for the three months ended April 30, 1996 - none.





                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)





Date    June 14, 1996                  /s/  Thomas G. Smith

                                       Thomas G. Smith, Senior Vice President
                                         and Chief Financial Officer



Date    June 14, 1996                  /s/ Linda M. Kane

                                        Linda M. Kane, Vice President,
                                         Corporate Controller