Form 10-Q
period 1996-07-31
FOREST CITY ENTERPRISES INC
filed 1996-09-13
CIK 38067

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     July 31, 1996

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

    Class                                      Outstanding at September 4, 1996

Class A Common Stock, $.33 1/3 par value             5,121,598 shares

Class B Common Stock, $.33 1/3 par value             3,620,016 shares

                          FOREST CITY ENTERPRISES, INC.

                                     INDEX


                                                                      Page No.

Part I.   Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises, Inc. and Subsidiaries:

               Consolidated Balance Sheets - July 31, 1996
                  (Unaudited) and January 31, 1996                      3-4

               Consolidated Statements of Earnings and Retained
                  Earnings (Unaudited) - Three and Six Months Ended
                  July 31, 1996 and 1995                                 5

               Consolidated Statements of Cash Flows (Unaudited) -
                  Six Months Ended July 31, 1996 and 1995                6

               Notes to Consolidated Financial Statements (Unaudited)    7


      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-12




Part II.  Other Information:

      Item 1.  Legal Proceedings                                        12


      Item 6.  Exhibits and Reports on Form 8-K                         12


Signatures                                                              13












PART I - FINANCIAL INFORMATION

                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                              July 31, 1996 January 31, 1996
                                              ------------- ----------------
                                               (Unaudited)
                                                    (dollars in thousands)
ASSETS
Real Estate
   Completed rental properties                   $2,169,417       $2,101,564
   Projects under development                       240,589          246,240
   Land held for development or sale                 75,097           77,279
                                                 ----------       ----------
                                                  2,485,103        2,425,083
   Less accumulated depreciation                   (372,630)        (347,912)
                                                 ----------       ----------
        Total Real Estate                         2,112,473        2,077,171


Cash                                                 27,879           39,145
Notes and accounts receivable, net of allowance
  for doubtful accounts of $4,994 and $3,687,
  respectively                                      170,682          168,177
Inventories                                          41,472           41,186
Investments in and advances to affiliates           148,412          145,238
Other assets                                        150,394          160,129
                                                 ----------       ----------
                                                 $2,651,312       $2,631,046
                                                 ==========       ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Mortgage debt, nonrecourse                       $1,877,285       $1,832,059
Accounts payable and accrued expenses               349,862          347,095
Notes payable                                         6,140           19,856
Long-term debt                                      100,200          113,061
Deferred income taxes                               106,294          105,111
Deferred profit                                      25,239           24,275
                                                 ----------       ----------
        Total Liabilities                         2,465,020        2,441,457
                                                 ----------       ----------
SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par
  value; 1,000,000 shares authorized;
  no shares issued                                        -                -
Common stock, $.33 1/3 par value
  Class A, 16,000,000 shares authorized;
    5,278,898 and 5,271,327 shares issued,
    5,121,598 and 5,269,327 shares outstanding,
    respectively                                      1,759            1,757
  Class B, convertible, 6,000,000 shares
    authorized; 3,712,716 and 3,720,287 shares
    issued, 3,620,016 and 3,645,287 shares
    outstanding, respectively                         1,238            1,240
                                                 ----------       ----------
                                                      2,997            2,997
Additional paid-in capital                           45,511           45,511
Retained earnings                                   146,373          143,590
                                                 ----------       ----------
                                                    194,881          192,098

Less treasury stock, at cost; 157,300
   and 2,000 Class A shares and 92,700
   and 75,000 Class B shares, respectively           (8,589)          (2,509)
                                                 ----------       ----------
         Total Shareholders' Equity                 186,292          189,589
                                                 ----------       ----------
                                                 $2,651,312       $2,631,046
                                                 ==========       ==========

See notes to consolidated financial statements.


                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                      (Unaudited)
                                            Three Months Ended      Six Months Ended
                                                 July 31,               July 31,
                                           -------------------    --------------------
                                             1996       1995        1996        1995
                                           --------   --------    --------    --------
                                              (in thousands, except per share data)
Sales and operating revenues               $142,308    $118,082    $266,049    $226,380
Interest and other income                     6,184       2,725      11,414       6,011
                                          ---------   ---------   ---------   ---------
   Total revenues                           148,492     120,807     277,463     232,391
                                          ---------   ---------   ---------   ---------

Operating expenses                           92,229      75,367     172,564     143,295
Interest expense                             33,537      30,935      66,550      62,680
Depreciation and amortization                18,172      15,503      34,753      31,691
                                          ---------   ---------   ---------   ---------
                                            143,938     121,805     273,867     237,666
                                          ---------   ---------   ---------   ---------
Gain on disposition of properties               934           -         934           -
                                          ---------   ---------   ---------   ---------

Earnings (loss) before income taxes           5,488        (998)      4,530      (5,275)

Income taxes
   Current                                    2,337         132       2,685         265
   Deferred                                     329        (227)        (31)     (1,428)
                                          ---------   ---------   ---------   ---------
                                              2,666         (95)      2,654      (1,163)
                                          ---------   ---------   ---------   ---------

Net earnings (loss) before
   extraordinary gain                         2,822        (903)      1,876      (4,112)
Extraordinary gain, net of tax                  907       1,847         907       1,847
                                          ---------   ---------   ---------   ---------
Net earnings (loss)                           3,729         944       2,783      (2,265)

Retained earnings at beginning of period    142,644     133,843     143,590     137,052
                                          ---------   ---------   ---------   ---------

Retained earnings at end of period         $146,373    $134,787    $146,373    $134,787
                                          =========   =========   =========   =========

Per common share
   Net earnings (loss) before
      extraordinary gain                  $     .33   $    (.10)  $     .22   $    (.46)
   Extraordinary gain, net of tax               .10         .21         .10         .21
                                          ---------   ---------   ---------   ---------
   Net earnings (loss)                    $     .43   $     .11   $     .32   $    (.25)
                                          =========   =========   =========   =========

Weighted average common
   shares outstanding                     8,741,614   8,991,614   8,799,015   8,991,614
                                          =========   =========   =========   =========

See notes to consolidated financial statements.


                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                       Six Months Ended July 31,
                                                      --------------------------
                                                         1996             1995
                                                      --------          --------
                                                            (in thousands)
Operating Activities
   Net earnings (loss)                                $  2,783          $ (2,265)
   Depreciation and amortization                        34,753            31,691
   Deferred income taxes                                 1,183              (220)
   Gain on disposition of properties                      (934)                -
   Extraordinary gain                                   (1,500)           (3,055)
   (Increase) decrease in land held
     for development or sale                             2,182            (2,341)
   (Increase) decrease in notes and accounts
     receivable, net                                    (2,505)           24,326
   (Increase) decrease in inventories                     (286)           14,936
   (Increase) decrease in other assets                   1,233           (12,027)
   Increase (decrease) in accounts payable and
     accrued expenses                                    2,767           (22,184)
   Increase in deferred profit                             964             4,697
                                                      --------          --------
      Net cash provided by operating activities         40,640            27,486
                                                      --------          --------

Investing Activities
   Capital expenditures                                (73,016)          (62,910)
   Proceeds from disposition of properties              10,215                 -
   Investments in and advances to affiliates            (3,174)           (5,814)
                                                      --------          --------
      Net cash used in investing activities            (65,975)          (68,724)
                                                      --------          --------

Financing Activities
   Increase in mortgage and long-term debt              70,113            63,465
   Principal payments on mortgage debt
     on real estate                                    (19,569)          (25,616)
   Payments on long-term debt                          (16,679)           (6,221)
   Increase in notes payable                             6,282                 -
   Payments on notes payable                           (19,998)          (12,626)
   Purchase of treasury stock                           (6,080)                -
                                                      --------          --------
      Net cash provided by
         financing activities                           14,069            19,002
                                                      --------          --------

Net (decrease) in cash                                 (11,266)          (22,236)
Cash at beginning of period                             39,145            46,478
                                                      --------          --------
Cash at end of period                                 $ 27,879          $ 24,242
                                                      ========          ========

See notes to consolidated financial statements.



                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A. During the second quarter of 1996, the Company recorded an extraordinary gain, net of tax, of $907,000, or $.10 per share, resulting from debt extinguishment of a commercial property.

B. During the second quarter of 1995, the Company recorded an extraordinary gain, net of tax, of $1,847,000, or $.21 per share, resulting from the restructuring of the ownership and debt extinguishment of a commercial property.

C. On September 9, 1996, the Board of Directors declared a cash dividend of $.32 per share on shares of both Class A and Class B common stock for fiscal year 1996. The dividends are payable December 16, 1996 to shareholders of record at the close of business on December 2, 1996.


The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three and six months ended July 31, 1996 and 1995 are not necessarily indicative of results of operations which may be expected for the full year.

The following discussion and analysis of business segments of Forest City Enterprises, Inc. and all majority-owned subsidiaries ("Company") should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1996 annual report ("Form 10-K").

Certain prior year's amounts in the accompanying Balance Sheet have been reclassified to conform to the current year's presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ---------------------------------------------------------------------------

Earnings Before Depreciation and Deferred Taxes ("EBDT") were $21,821,000 for the quarter ended July 31, 1996 compared to $13,914,000 for the second quarter of fiscal 1995. EBDT for the six months ended July 31, 1996 were $37,778,000 versus $28,050,000 for the first six months of 1995. The increase in EBDT is primarily the result of the acquisition of apartment complexes, opening of retail centers, strong lumber trading activity and the decrease in interest rates. EBDT consists of net earnings before gain on disposition of properties and the provision for decline in real estate plus noncash charges from real estate operations of depreciation and amortization and deferred income taxes.

Consolidated sales and operating revenues were $142,308,000 for the three months ended July 31, 1996 versus $118,082,000 for the quarter ended July 31, 1995. Consolidated sales and operating revenues were $266,049,000 for the six months ended July 31, 1996 versus $226,380,000 for the comparable period in 1995. The increase in revenues is due to the acquisition of apartment complexes, the opening of retail centers and strong lumber trading activity.

Operating earnings were $2,257,000 for the quarter ended July 31, 1996 versus a net loss from operations of $903,000 for the second quarter of 1995. Operating earnings for the six months ended July 31, 1996 were $1,311,000 compared to a net loss from operations of $4,112,000 for the first half of 1995. This improvement is attributable to earnings from newly-opened Commercial properties.

During the quarter ended July 31, 1996, the Company also recorded a gain on disposition, net of tax, of $565,000 on the sale of its 50% interest in Village Center, a strip shopping center in Victorville, California. The Company also recorded an extraordinary gain, net of tax, of $907,000 which resulted from the $1,500,000 extinguishment of debt on the Clark Building at University Park in Cambridge, Massachusetts.

During the second quarter of 1995, the Company recorded an extraordinary gain, net of tax, of $1,847,000 which relates to the $3,055,000 extinguishment of debt on Liberty Center in Pittsburgh, Pennsylvania.


FOREST CITY RESIDENTIAL GROUP

Forest City Residential Group is made up of two divisions: Apartments and Residential Development. Apartments owns, leases and manages residential properties. Residential Development develops new properties, acquires existing real estate and manages syndicated partnerships.

Revenues for the three months ended July 31, 1996 were $27,914,000 versus $23,948,000 for the second quarter of 1995. Revenues for the first half of 1996 were $54,277,000 compared to $47,945,000 for the six months ended
July 31, 1995.  The increase in revenues is due to the acquisition of completed real estate.  Pre-tax earnings were $1,517,000 for the second quarter of 1996 compared to $1,128,000 for the three months ended
July 31, 1995.   Pre-tax earnings were $2,095,000 for the six months ended
July 31, 1996 compared to  $1,948,000 for the first half of 1995.


FOREST CITY COMMERCIAL GROUP

Forest City Commercial Group owns, acquires, develops and manages retail, office, urban entertainment, hotel and mixed-use properties. Revenues for the three months ended July 31, 1996 were $75,396,000 compared to $65,294,000 for the second quarter of 1995. Revenues for the six months ended July 31, 1996 were $143,334,000 compared to $127,730,000 for the first half of 1995. The increase in revenues is due to the opening of commercial properties. Pre-tax earnings for the quarter ended July 31, 1996 were $3,329,000 compared to pre-tax loss of $1,665,000 for the three months ended July 31, 1995. Pre-tax earnings for the six months ended July 31, 1996 were $4,063,000 versus pre-tax loss of $3,595,000 for the comparable period in 1995. The improvement in earnings is the result of the opening of new projects and improved operations of the existing portfolio.


FOREST CITY LAND GROUP

The sales of residential, commercial and industrial land were $9,371,000 for the second quarter of 1996 versus $8,109,000 for the comparable period in 1995. Sales were $13,608,000 for the six months ended July 31, 1996 versus $13,008,000 for the six months ended July 31, 1995. The pre-tax loss was $778,000 for the three months ended July 31, 1996 versus $870,000 for the second quarter of 1995. The pre-tax loss was $2,241,000 for the six months ended July 31, 1996 compared to $2,848,000 for the comparable period in 1995. The decrease in the loss is primarily attributable to the generation of fee income by the Land Group. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding the disposition of significant land holdings.


FOREST CITY TRADING GROUP

Forest City Trading Group's revenues were $29,627,000 for the three months ended July 31, 1996 compared to revenues of $20,731,000 for the second quarter of 1995. Revenues were $54,830,000 for the six months ended July 31, 1996 versus $37,697,000 for the first half of 1995. The increase in revenues is primarily attributable to the acquisition of the Company's building materials business as a wholly-owned subsidiary on January 1, 1996. Prior to this date, this joint venture was accounted for on the equity method. Pre-tax earnings for the second quarter of 1996 were $2,063,000 versus $1,899,000 for the same period in 1995. Pre-tax earnings for the six months ended July 31, 1996 were $3,080,000 compared to $2,323,000 for the first half of 1995. This is the result of a strong first half of 1996 for the lumber trading activity.


FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities totaled $40,640,000 for the six months ended July 31, 1996, versus $27,486,000 for the first half of 1995. The increase in cash provided by operating activities is primarily due to a decrease in accounts payable at the Company's lumber brokerage subsidiary in 1995 as compared to 1996 and a nonrecurring increase in other assets in 1995 primarily resulting from the increase in ownership of a commercial property. These increases in cash provided were partially offset by a reduction of sales of accounts receivable at the Company's lumber brokerage subsidiary in 1996 as compared to the same period in 1995 and a decrease of inventory in 1995, also at the Company's lumber brokerage subsidiary, which did not reoccur in 1996.

Net cash used in investing activities totaled $65,975,000 for the six months ended July 31, 1996 versus $68,724,000 used during the comparable period of 1995. The net cash provided by financing activities was $14,069,000 for the six months ended July 31, 1996 versus $19,002,000 for the six months ended July 31, 1995. The decrease in cash provided by financing activities was primarily the result of the purchase of treasury stock in the first half of 1996.

At July 31, 1996, the Company's wholly-owned real estate subsidiary, Forest City Rental Properties Corporation, had a total of $95,000,000 outstanding under its $70,000,000 term loan and $80,000,000 revolving credit agreement. The Company is required to make quarterly principal payments of $2,500,000 under the term loan. The Company has entered into agreements with two banks to establish a new $8,500,000 Letter of Credit Line and has extended its current revolver agreement for another year.

The Company's mortgage debt, all of which is nonrecourse, totaled $1,877,285,000 at July 31, 1996. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee completion of the initial construction of certain projects. During 1996 to date, the Company completed $623,329,000 of financing, including $368,486,000 in new mortgages and $254,843,000 in refinancing existing mortgages. Just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturity dates of our loans as they come due or refinance the projects.

Forest City Trading Group has a three-year agreement maturing July 17, 1999 under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $90,000,000. The Company also has a bank line of credit of $40,000,000 with the right to borrow an additional $10,000,000 for up to 90 days through May 31, 1997. At July 31, 1996, there were no borrowings under this line of credit.

The sources of liquidity of the Company and its subsidiaries are unused bank lines, cash flow from operations, refinancing of properties with larger mortgages and sales of real estate. The sources of funds will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt.

The Residential and Commercial Groups generally mortgage their properties on an intermediate-to long-term nonrecourse basis with maturities of five years and higher. The Company has financed most of its development and construction projects with medium-term bank loans bearing floating rates of interest. Permanent nonrecourse financing has been obtained on a fixed-rate basis for many projects. The Company intends to continue pursuing opportunities to obtain fixed-rate financing with favorable terms.

Interest rate protection has been purchased for the vast majority of the variable-rate portfolio for 1996 and 1997 and the Company plans to purchase additional interest rate protection and fix rates as is deemed appropriate. During 1996 to date, $894,000,000 of variable-rate loans have been fixed to maturity, $105,000,000 of variable-rate loans have been fixed for one year expiring May 1, 1997, and the Company has entered into a rate swap transaction which converts $215,000,000 of variable-rate debt to fixed-rate debt for the period February 1, 1997 through January 31, 1998.


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

In October 1995, the FASB issued SFAS 123 "Accounting for Stock-Based Compensation." To date, the Company has not granted options under its Stock Option Plan. Once stock options are granted, the Company will analyze whether to adopt the recognition provisions of SFAS 123 or apply the existing accounting rules contained in Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees.


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

CAUTIONARY STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

With the exception of historical information, the matters discussed or incorporated by reference in this Report on Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, general business and economic conditions in the residential, retail and office sectors, ability to obtain financing and the Company's ability to acquire, develop and market residential and commercial real estate properties.


PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      The Company is involved in various claims and lawsuits incidental to its business. The Company's General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the Company.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - none.
      (b) Reports on Form 8-K filed for the three months ended July 31, 1996 - none.
                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)





Date     September 13, 1996              /s/ Thomas G. Smith

                                       Thomas G. Smith, Senior Vice President
                                         and Chief Financial Officer



Date     September 13, 1996              /s/ Linda M. Kane

                                        Linda M. Kane, Vice President,
                                         Corporate Controller