Form 10-Q/A
period 1996-07-31
FOREST CITY ENTERPRISES INC
filed 1996-09-16
CIK 38067

FORM 10-Q/A


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



                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                       Six Months Ended July 31,
                                                       -------------------------
                                                         1996             1995
                                                      --------          ---------
                                                            (in thousands)
Operating Activities
   Net earnings (loss)                                $  2,783          $ (2,265)
   Depreciation and amortization                        34,753            31,691
   Deferred income taxes                                 1,183              (220)
   Gain on disposition of properties                      (934)                -
   Extraordinary gain                                   (1,500)           (3,055)
   (Increase) decrease in land held
     for development or sale                             2,182            (2,341)
   (Increase) decrease in notes and accounts
     receivable, net                                    (2,505)           24,326
   (Increase) decrease in inventories                     (286)           14,936
   (Increase) decrease in other assets                   1,233           (12,027)
   Increase (decrease) in accounts payable and
     accrued expenses                                    2,767           (28,256)
   Increase in deferred profit                             964             4,697
                                                      --------          --------
      Net cash provided by operating activities         40,640            27,486
                                                      --------          --------
Investing Activities
   Capital expenditures                                (73,016)          (62,910)
   Proceeds from disposition of properties              10,215                 -
   Investments in and advances to affiliates            (3,174)           (5,814)
                                                      --------          --------
      Net cash used in investing activities            (65,975)          (68,724)
                                                      --------          --------
Financing Activities
   Increase in mortgage and long-term debt              70,113            63,465
   Principal payments on mortgage debt
     on real estate                                    (19,569)          (25,616)
   Payments on long-term debt                          (16,679)           (6,221)
   Increase in notes payable                             6,282                 -
   Payments on notes payable                           (19,998)          (12,626)
   Purchase of treasury stock                           (6,080)                -
                                                      --------          --------
      Net cash provided by
         financing activities                           14,069            19,002
                                                      --------          --------

Net (decrease) in cash                                 (11,266)          (22,236)
Cash at beginning of period                             39,145            46,478
                                                      --------          --------
Cash at end of period                                 $ 27,879          $ 24,242
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





Date     September 16, 1996              /s/ Thomas G. Smith

                                       Thomas G. Smith, Senior Vice President
                                         and Chief Financial Officer



Date     September 16, 1996              /s/ Linda M. Kane

                                        Linda M. Kane, Vice President,
                                         Corporate Controller