Form 10-Q
period 1996-10-31
FOREST CITY ENTERPRISES INC
filed 1996-12-16
CIK 38067

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     October 31, 1996

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

    Class                                      Outstanding at December 6, 1996

Class A Common Stock, $.33 1/3 par value             5,131,098 shares

Class B Common Stock, $.33 1/3 par value             3,610,516 shares



                          FOREST CITY ENTERPRISES, INC.

                                     INDEX


                                                                      Page No.

Part I.   Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises, Inc. and Subsidiaries:

               Consolidated Balance Sheets - October 31, 1996
                  (Unaudited) and January 31, 1996                      3-4

               Consolidated Statements of Earnings and Retained
                  Earnings (Unaudited) - Three and Nine Months Ended
                  October 31, 1996 and 1995                              5

               Consolidated Statements of Cash Flows (Unaudited) -
                  Nine Months Ended October 31, 1996 and 1995            6

               Notes to Consolidated Financial Statements (Unaudited)    7


      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-13




Part II.  Other Information:

      Item 1.  Legal Proceedings                                        13


      Item 6.  Exhibits and Reports on Form 8-K                         13


Signatures                                                              14




PART I - FINANCIAL INFORMATION

                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                              October 31, 1996 January 31, 1996
                                              ---------------- ----------------
                                               (Unaudited)
                                                   (dollars in thousands)
ASSETS
Real Estate
   Completed rental properties                   $2,190,998       $2,101,564
   Projects under development                       262,689          246,240
   Land held for development or sale                 74,851           77,279
                                                 ----------       ----------
                                                  2,528,538        2,425,083
   Less accumulated depreciation                   (385,668)        (347,912)
                                                 ----------       ----------
        Total Real Estate                         2,142,870        2,077,171


Cash                                                 27,494           39,145
Notes and accounts receivable, net of allowance
  for doubtful accounts of $5,257 and $3,687,
  respectively                                      192,574          168,177
Inventories                                          42,329           41,186
Investments in and advances to affiliates           165,481          145,238
Other assets                                        144,204          160,129
                                                 ----------       ----------
                                                 $2,714,952       $2,631,046
                                                 ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Mortgage debt, nonrecourse                       $1,889,773       $1,832,059
Accounts payable and accrued expenses               377,788          347,095
Notes payable                                        13,222           19,856
Long-term debt                                      100,438          113,061
Deferred income taxes                               113,630          105,111
Deferred profit                                      26,560           24,275
                                                 ----------       ----------
        Total Liabilities                         2,521,411        2,441,457
                                                 ----------       ----------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par
  value; 1,000,000 shares authorized;
  no shares issued                                        -                -
Common stock, $.33 1/3 par value
  Class A, 16,000,000 shares authorized;
    5,283,398 and 5,271,327 shares issued,
    5,126,098 and 5,269,327 shares outstanding,
    respectively                                      1,761            1,757
  Class B, convertible, 6,000,000 shares
    authorized; 3,708,216 and 3,720,287 shares
    issued, 3,615,516 and 3,645,287 shares
    outstanding, respectively                         1,236            1,240
                                                 ----------       ----------
                                                      2,997            2,997
Additional paid-in capital                           45,511           45,511
Retained earnings                                   153,622          143,590
                                                 ----------       ----------
                                                    202,130          192,098

Less treasury stock, at cost; 157,300
   and 2,000 Class A shares and 92,700
   and 75,000 Class B shares, respectively           (8,589)          (2,509)
                                                 ----------       ----------
         Total Shareholders' Equity                 193,541          189,589
                                                 ----------       ----------
                                                 $2,714,952       $2,631,046
                                                 ==========       ==========

See notes to consolidated financial statements.

                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                      (Unaudited)
                                           Three Months Ended      Nine Months Ended
                                                October 31,           October 31,
                                           -------------------    --------------------
                                             1996       1995        1996        1995
                                           --------   --------    --------    --------
                                              (in thousands, except per share data)
Sales and operating revenues               $157,977   $120,989    $424,026    $347,369
Interest and other income                     5,832      5,410      17,246      11,421
                                           --------   --------    --------    --------
   Total revenues                           163,809    126,399     441,272     358,790
                                           --------   --------    --------    --------

Operating expenses                          103,470     74,560     276,034     217,855
Interest expense                             32,851     33,488      99,401      96,168
Provision for decline in real estate          7,810          -       7,810           -
Depreciation and amortization                17,977     16,645      52,730      48,336
                                           --------   --------    --------    --------
                                            162,108    124,693     435,975     362,359

Gain on disposition of properties            17,123          -      18,057           -
                                           --------   --------    --------    --------
Earnings (loss) before income taxes
   and extraordinary gain                    18,824      1,706      23,354      (3,569)

Income taxes
   Current                                      377        133       3,062         398
   Deferred                                   8,400        972       8,369        (456)
                                           --------   --------    --------    --------
                                              8,777      1,105      11,431         (58)
                                           --------   --------    --------    --------
Net earnings (loss) before
   extraordinary gain                        10,047        601      11,923      (3,511)
Extraordinary gain, net of tax                    -          -         907       1,847
                                           --------   --------    --------    --------
Net earnings (loss)                          10,047        601      12,830      (1,664)

Retained earnings at beginning of period    146,373    134,787     143,590     137,052
Dividends on common stock                    (2,798)    (2,248)     (2,798)     (2,248)
                                           --------   --------    --------    --------
Retained earnings at end of period         $153,622   $133,140    $153,622    $133,140
                                           ========   ========    ========    ========
Per common share
   Net earnings (loss) before
      extraordinary gain                  $    1.15  $    0.07   $    1.36   $    (.39)
   Extraordinary gain, net of tax                 -          -         .10         .21
                                          ---------  ---------   ---------   ---------
   Net earnings (loss)                    $    1.15  $    0.07   $    1.46   $   (0.18)
                                          =========  =========   =========   =========
Weighted average common
   shares outstanding                     8,741,614  8,991,614   8,779,741   8,991,614
                                          =========  =========   =========   =========

See notes to consolidated financial statements.

                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                     Nine Months Ended October 31,
                                                     -----------------------------
                                                         1996             1995
                                                      --------          --------
                                                             (in thousands)
Operating Activities
   Net earnings (loss)                                $ 12,830          $ (1,664)
   Depreciation and amortization                        52,730            48,336
   Deferred income taxes                                 8,519               752
   Gain on disposition of properties                   (18,057)                -
   Provision for decline in real estate                  7,810
   Extraordinary gain                                   (1,500)           (3,055)
   (Increase) decrease in land held
      for development or sale                            2,428            (5,768)
   (Increase) decrease in notes and accounts
      receivable, net                                  (24,397)           14,669
   (Increase) decrease in inventories                   (1,143)            6,045
   (Increase) decrease in other assets                   3,352           (17,643)
   Increase (decrease) in accounts payable and
      accrued expenses                                  27,895            (8,951)
   Increase in deferred profit                           2,285             5,302
                                                      --------          --------
      Net cash provided by operating activities         72,752            38,023
                                                      --------          --------
Investing Activities
   Capital expenditures                               (134,385)         (107,018)
   Proceeds from disposition of properties              33,052                 -
   Increase in investments in and advances
      to affiliates                                    (20,243)           (1,248)
                                                      --------          --------
      Net cash used in investing activities           (121,576)         (108,266)
                                                      --------          --------
Financing Activities
   Increase in mortgage and long-term debt             120,407            96,179
   Principal payments on mortgage debt
     on real estate                                    (46,200)          (31,900)
   Payments on long-term debt                          (24,319)           (8,793)
   Increase in notes payable                             6,749                 -
   Payments on notes payable                           (13,384)           (9,371)
   Purchase of treasury stock                           (6,080)                -
                                                      --------          --------
      Net cash provided by financing activities         37,173            46,115
                                                      --------          --------
Net (decrease) in cash                                 (11,651)          (24,128)
Cash at beginning of period                             39,145            46,478
                                                      --------          --------
Cash at end of period                                 $ 27,494          $ 22,350
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

D. In September 1996, the Board of Directors granted 120,600 Class A fixed stock options under the 1994 Stock Option Plan. The options have a term of 10 years and vest over two to four years. These options do not have a material dilutive effect on earnings per share.

      The Company recognizes compensation cost in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related Interpretations. The Company has not adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). Disclosures required by
      SFAS 123 will be included in future annual financial statements.

E. On December 11, 1996, the Board of Directors declared a 3 for 2 stock split of both Class A and Class B common shares effective February 17, 1997 to shareholders of record at the close of business on February 3, 1997.

      The Board of Directors also declared a quarterly cash dividend of $0.06 per share (post-split) on shares of both Class A and Class B common stock for fiscal year 1997. This quarterly dividend is payable
      March 17, 1997 to shareholders of record at the close of business on March 3, 1997.



The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three and nine months ended October 31, 1996 and 1995 are not necessarily indicative of results of operations which may be expected for the full year.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions; failure to consummate financing arrangements; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; financial stability of tenants within the retail industry; the rate of revenue increases versus expense increases, as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Earnings Before Depreciation and Deferred Taxes ("EBDT") were $24,213,000 for the quarter ended October 31, 1996 compared to $18,614,000 for the third quarter of fiscal 1995. EBDT for the nine months ended October 31, 1996 was $61,991,000 versus $46,664,000 for the first nine months of 1995. The increase in EBDT is primarily the result of improved operating results from the Company's mature portfolio, acquisition of apartment projects, sales of land by Commercial and Land Groups, strong lumber trading activity and the decrease in interest rates. EBDT consists of net earnings before extraordinary gain, gain on disposition of properties and the provision for decline in real estate operations plus noncash charges from real estate operations of depreciation and amortization and deferred income taxes.

During the fourth quarter of fiscal year ended January 31, 1996, the Company had a major transaction which will not recur this year. Therefore, the results for the first three quarters of the fiscal year ending January 31, 1997 compared to last year are not indicative of comparable results for the full year.

Consolidated sales and operating revenues were $157,977,000 for the three months ended October 31, 1996 versus $120,989,000 for the quarter ended October 31, 1995. Consolidated sales and operating revenues were $424,026,000 for the nine months ended October 31, 1996 versus $347,369,000 for the comparable period in 1995. The increase in revenues is due to the acquisition of apartment complexes, the opening of retail centers in Las Vegas and the New York City area, sales of land by the Commercial and Land Groups, the consolidation of a subsidiary previously recorded on the equity method and strong lumber trading activity.

Operating earnings consists of net earnings before extraordinary gain, gain on disposition of properties and provision for decline in real estate. Operating earnings, net of tax, were $5,187,000 for the quarter ended October 31, 1996 versus $601,000 for the quarter ended October 31, 1995. Operating earnings, net of tax, for the nine months ended October 31, 1996 were $6,498,000 compared to a net loss from operations of $3,511,000 for the nine months ended October 31, 1995. This improvement is attributable to earnings from newly-opened Commercial properties, sales of land, lower interest rates in 1996 compared to 1995 and higher earnings from the Company's lumber trading subsidiary.

During the quarter ended October 31, 1996, Forest City recorded a provision for decline in real estate of $7,810,000 ($4,721,000 net of tax) relating primarily to the Company's investment in Atlantic City, New Jersey. The Company has entered into a joint venture to develop a project on the land acquired by Forest City. Certain costs incurred by Forest City have been determined to have no continuing value since this project differs significantly from the development Forest City had planned prior to forming this joint venture.

A gain on disposition of properties of $17,123,000 ($9,581,000 net of tax) has been recorded for the quarter ended October 31, 1996, resulting primarily from the sale of the Company's interest in Beachwood Place, a shopping center in suburban Cleveland, Ohio.

Earlier in 1996, the Company recorded an extraordinary gain, net of tax, of $907,000 resulting from the extinguishment of non-recourse debt on a commercial project located in Cambridge, Massachusetts. During the nine months ended October 31, 1995, the Company recorded an extraordinary gain, net of tax, of $1,847,000, which relates to debt extinguishment on a commercial property in Pittsburgh, Pennsylvania.


FOREST CITY RESIDENTIAL GROUP

Forest City Residential Group is made up of two divisions: Apartments and Residential Development. Apartments owns, leases and manages residential properties. Residential Development develops new properties, acquires existing real estate and manages syndicated partnerships. Revenues for the three months ended October 31, 1996 were $28,311,000 versus $25,524,000 for the third quarter of 1995. Revenues for the first nine months of 1996 were $82,588,000 compared to $73,469,000 for the nine months ended
October 31, 1995. The increase in revenues is due to the acquisition of completed real estate. Pre-tax earnings were $1,006,000 for the third quarter of 1996 compared to pre-tax earnings of $1,056,000 for the three months ended October 31, 1995. Pre-tax earnings were $3,101,000 for the nine months ended October 31, 1996 compared to $3,004,000 for the comparable period of 1995.


FOREST CITY COMMERCIAL GROUP

Forest City Commercial Group owns, acquires, develops and manages retail, office, urban entertainment, hotel and mixed-use properties. Revenues for the three months ended October 31, 1996 were $82,796,000 compared to $68,583,000 for the third quarter of 1995. Revenues for the nine months ended October 31, 1996 were $226,130,000 compared to $196,313,000 for the comparable period of 1995. The increase in revenues is due to the opening of several retail properties, one office building and the acquisition of additional ownership interest in a mixed-use project. Pre-tax earnings for the quarter ended October 31, 1996 were $2,642,000 compared to pre-tax loss of $240,000 for the three months ended October 31, 1995. Pre-tax earnings for the nine months ended October 31, 1996 were $6,705,000 versus pre-tax loss of $3,835,000 for the comparable period in 1995. The improvement in earnings is the result of the opening of new projects and improved operations of the existing portfolio.


FOREST CITY LAND GROUP

The sales of residential, commercial and industrial land were $12,935,000 for the third quarter of 1996 versus $5,172,000 for the comparable period in 1995. Sales were $26,543,000 for the nine months ended October 31, 1996 compared to $18,180,000 for the first nine months of 1995. The pre-tax earnings $1,769,000 for the three months ended October 31, 1996 versus a pre-tax loss of $477,000 for the third quarter of 1995. The pre-tax loss was $472,000 for the nine months ended October 31, 1996 versus $3,325,000 for the comparable period in 1995. The decrease in the loss is primarily attributable the generation of fee income by the Land Group and the realization of higher margins in 1996 than in 1995. Sales of land and related earnings vary from period to period, depending upon management's decisions regarding the disposition of significant land holdings.


FOREST CITY TRADING GROUP

Forest City Trading Group's revenues were $33,935,000 for the three months ended October 31, 1996 compared to revenues of $21,710,000 for the third quarter of 1995. Revenues were $88,765,000 for the nine months ended October 31, 1996 versus $59,407,000 for the comparable period of 1995. The increase in revenues is primarily attributable to increased lumber brokerage activity and the acquisition of the Company's building materials business as a wholly-owned subsidiary on January 1, 1996. Prior to this date, this joint venture was accounted for on the equity method. Pre-tax earnings for the third quarter of 1996 were $3,036,000 versus $1,784,000 for the same period in 1995.
Pre-tax earnings for the nine months ended October 31, 1996 were $6,116,000 compared to $4,107,000 for the first nine months of 1995. The increase in pre-tax earnings is the result of strong lumber brokerage activity.


FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities totaled $72,752,000 for the nine months ended October 31, 1996 versus $38,023,000 for the first nine months of 1995. The increase in cash provided by operating activities was primarily due to higher operating earnings from the Commercial Group due to newly-opened properties and land sales; a reduction in other assets due to the release of a significant escrow deposit; and Forest City Trading Group's increase in accounts payable and accrued expenses, offset by its increase in notes and accounts receivable.

Net cash used in investing activities totaled $121,576,000 for the nine months ended October 31, 1996 versus $108,266,000 used during the comparable period of 1995. The increase in cash used in investing activities was the result of additional capital expenditures for new commercial developments projects, investments and advances in affiliates related to residential development projects, net of proceeds from the sales of two commercial properties.

The net cash provided by financing activities was $37,173,000 for the nine months ended October 31, 1996 versus $46,115,000 for the nine months ended July 31, 1995. The decrease in the net cash provided by financing activities was primarily the result of the purchase of treasury stock by the Company in 1996.

At October 31, 1996, the Company's wholly-owned real estate subsidiary, Forest City Rental Properties Corporation, had a total of $95,500,000 outstanding under its term loan and revolving credit agreements. The Company is required to make quarterly principal payments of $2,500,000 under the term loan. The Company has entered into agreements with two banks to establish a new
$8,500,000 Letter of Credit Line and has extended its current revolver agreement for another year.

The Company's mortgage debt, all of which is nonrecourse, totaled $1,889,773,000 at October 31, 1996. The Company has followed a policy of obtaining debt which is nonrecourse to the Company. However, the Company does guarantee completion of the initial construction of certain projects. During 1996 to date, the Company completed several significant nonrecourse financing transactions, representing both new mortgages and refinancing. Just as we have been able to refinance our debt that has matured in the past, we expect to either extend the maturity dates of our loans as they come due or refinance the projects.

Forest City Trading Group has a three-year agreement maturing July 17, 1999 under which it is selling an undivided ownership interest in a pool of accounts receivable up to a maximum of $90,000,000. The Company also has a bank line of credit of $40,000,000 with the right to borrow an additional $10,000,000 for up to 90 days through May 31, 1997. At October 31, 1996, there were borrowings of $7,200,000 under this line of credit.

The sources of liquidity of the Company and its subsidiaries are unused bank lines, cash flow from operations, refinancing of properties with larger mortgages and sales of real estate. The sources of funds will continue to be used principally for the development of additional real estate projects, the acquisition of existing real estate and the repayment of recourse debt.

The Residential and Commercial Groups generally mortgage their properties on an intermediate-to long-term nonrecourse basis with maturities of five years and higher. The Company has financed most of its development and construction projects with medium-term bank loans bearing floating rates of interest. Permanent nonrecourse financing has been obtained on a fixed-rate basis for many projects. The Company intends to concentrate on fixed-rate financing with favorable terms.

Interest rate protection has been purchased for the vast majority of the variable-rate portfolio for 1996 and 1997 and the Company plans to purchase additional interest rate protection and fix rates as is deemed appropriate.


STOCK SPLIT, NEW QUARTERLY DIVIDEND POLICY AND INCREASED DIVIDEND

The Board of Directors have approved a 3 for 2 stock split of both the Company's
Class A and Class B shares of common stock.   The common stock split is
effective February 17, 1997 to shareholders of record at the close of business on February 3, 1997.

The Company intends to pay cash dividends on a quarterly basis in the future, whereas recent cash dividends have been paid on an annual basis. A quarterly cash dividend of $.06 per share (post-split) on shares of both Class A and Class B common stock has been declared and is payable on March 17, 1997 to shareholders of record at the close of business on March 3, 1997. The $.06 quarterly dividend per share equates to an annual pre-split dividend of $.36 per share and represents a 12.5% increase over the annual dividend declared during the current fiscal year.


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

During the third quarter of 1996, the Company granted options under its Stock Option Plan. The Company recognizes compensation cost in accordance with the provisions Accounting Principles Board Opinion No. 25 and related Interpretations. The Company has not adopted the recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). Disclosures required by SFAS 123 will be included in future annual financial statements.


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


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits - none.
      (b) Reports on Form 8-K filed for the three months ended
          October 31, 1996 - none.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)





Date     December 16, 1996                /s/ Thomas G. Smith

                                       Thomas G. Smith, Senior Vice President
                                         and Chief Financial Officer



Date     December 16, 1996                /s/ Linda M. Kane

                                        Linda M. Kane, Vice President,
                                         Corporate Controller