Form 10-K
period 1997-01-31
FOREST CITY ENTERPRISES INC
filed 1997-04-30
CIK 38067

   =============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                            ---------------------------

                                     FORM 10-K

   (Mark One)

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

                                        OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM         TO         .

                          COMMISSION FILE NUMBER: 1-4372

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

        Registrant's telephone number, including area code: 216-267-1200

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
  Class A Common Stock ($.33 1/3 par value)               American Stock Exchange
  Class B Common Stock ($.33 1/3 par value)               American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 4, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $210,541,403 and $67,584,666 for Class A and Class B common stock, respectively.

The number of shares of registrant's common stock outstanding on March 4, 1997 was 7,702,308 and 5,409,668 for Class A and Class B common stock, respectively.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 10, 1997 are incorporated by reference into Part III of this Form 10-K.
================================================================================

                         FOREST CITY ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K
                                JANUARY 31, 1997

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                        ------
                                             PART I
Item 1.    Business...................................................................     1
Item 2.    Properties.................................................................     4
Item 3.    Legal Proceedings..........................................................     8
Item 4.    Submission of Matters to a Vote of Security Holders........................     8
Item 4A.   Executive Officers of the Registrant.......................................     8

                                             PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters......     9
Item 6.    Selected Financial Data....................................................     9
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................    11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................    21
Item 8.    Financial Statements and Supplementary Data................................    22
Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial
           Disclosure.................................................................    46

                                            PART III
Item 10.   Directors and Executive Officers of the Registrant.........................    46
Item 11.   Executive Compensation.....................................................    46
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............    46
Item 13.   Certain Relationships and Related Transactions.............................    46

                                             PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........    46
           Signatures.................................................................    51

                                     PART I

ITEM 1.   BUSINESS

     Founded 77 years ago and publicly traded since 1960, Forest City Enterprises, Inc. (with its Subsidiaries, the "Company" or "Forest City") is one of the leading real estate development companies in the United States. It develops, acquires, owns and manages commercial and residential real estate projects in 20 states and the District of Columbia. At January 31, 1997, the Company had $2.7 billion in consolidated assets, of which approximately $2.5 billion was invested in commercial and residential real estate.

     The Company operates through its four principal business groups:

     - The Commercial Group, which develops, acquires, owns and operates shopping centers, office buildings and mixed-use projects including hotels.

     - The Residential Group, which develops, acquires, owns and operates the Company's multi-family properties.

     - The Land Group, which owns and develops raw land into master planned communities and other residential developments for resale.

     - The Lumber Trading Group, which operates the Company's lumber wholesaling business.

     Each group operates autonomously and each of the Commercial Group and the Residential Group has its own development, acquisition, leasing, property and financial management functions. As a result, each of these groups is able to perform all of the tasks necessary to develop and maintain a property from selecting a project site to financing the project to managing the completed project. The Company's "corporate" activities relate to its investments in, and advances to, affiliates, and general corporate items.

     The following table sets forth, by type of property, a summary of the Company's operating portfolio of commercial, residential and land projects as of January 31, 1997.

                                     NUMBER OF                                REPRESENTATIVE PRINCIPAL
         TYPE OF PROPERTY           PROPERTIES         TOTAL SIZE               METROPOLITAN REGIONS
----------------------------------  -----------     -----------------    ----------------------------------
COMMERCIAL GROUP
  Shopping Centers................       30         14.3 million         New York City (4); California (4);
                                                    square feet          Cleveland (3); Akron, OH (3); Las
                                                                         Vegas (2); Tucson (2)
  Office Buildings................       20         6.4 million          Cleveland (9); New York City (5);
                                                    leasable square      Cambridge, MA (3); Pittsburgh (2)
                                                    feet
  Hotels..........................        5         1,530 rooms          Cleveland (2); Pittsburgh (1);
                                                                         Charleston, WV (1); Detroit (1)

RESIDENTIAL GROUP
  Apartment Communities (1).......      114         31,441 units         Cleveland (20); California (7);
                                                                         Washington, D.C. (5); Detroit (4);
                                                                         Cambridge, MA (1); Las Vegas (1)

LAND GROUP
  Land held for improvement and
    sale..........................       --         5,920 acres          Ft. Lauderdale; Las Vegas;
                                                                         Cleveland; Tucson

---------------
(1) Includes 9,402 syndicated senior citizen units in 57 apartment communities developed under Federal subsidy programs in which the Company holds a residual interest, none of which are reflected under the caption "Representative Principal Metropolitan Regions."

     During 1996, the Company opened six new shopping centers with an aggregate of 1.4 million square feet of gross leaseable area ("GLA"), acquired a new apartment complex with 419 apartment units, and opened 336 additional apartment units at four existing projects.

     The following table sets forth certain information regarding these properties.

                                                                                             COMPANY'S
                                     DEVELOPED (D)     DATE                     TOTAL COST   SHARE OF      TOTAL
                                          OR         OPENED/       COMPANY       AT 100%       COST       SQUARE       GLA(1)/
    PROPERTY          LOCATION       ACQUIRED (A)    ACQUIRED   OWNERSHIP (%)   (IN MIL.)    (IN MIL.)     FEET      NO. OF UNITS
----------------- -----------------  -------------   --------   -------------   ----------   ---------   ---------   ------------
COMMERCIAL GROUP
Shopping Centers
Galleria at
 Sunset.......... Henderson, NV      D                Feb-96           60%        $ 82.0      $  49.2      892,000       294,000
Hunting Park..... Philadelphia, PA   D                Apr-96           70           14.9         10.4      144,000       144,000
Bruckner
 Boulevard....... Bronx, NY          D                Sep-96           70           15.1         10.6      114,000       114,000
Marketplace at
 Riverpark....... Fresno, CA         D                Sep-96           50           26.5         13.3      453,000       284,000
Atlantic
 Center.......... Brooklyn, NY       D                Nov-96           75           75.2         56.4      391,000       391,000
Showcase......... Las Vegas, NV      D                Dec-96           20           76.9         15.4      189,000       189,000
                                                                                  ------       ------    ---------     ---------
   Subtotal......                                                                 $290.6      $ 155.3    2,183,000     1,416,000
                                                                                                         =========     =========
                                                                                  ------       ------
RESIDENTIAL GROUP
Tam-A-Rac(2)..... Willoughby, OH     D                Feb-96           50%           3.3          1.7                         64
Cherry Tree(2)... Strongsville, OH   D                Apr-96           50            6.9          3.5                        132
Big Creek(2)..... Parma Hts., OH     D                May-96           50            4.3          2.2                         72
Emerald Palms.... Miami, FL          A                May-96          100           21.8         21.8                        419
Pebble
 Creek(2)........ Twinsburg, OH      D                Sep-96           50            3.4          1.7                         68
                                                                                  ------       ------                  ---------
   Subtotal......                                                                 $ 39.7      $  30.9                        755
                                                                                                                       =========
                                                                                  ------       ------
      Total......                                                                 $330.3      $ 186.2
                                                                                  ======       ======

---------------
(1) Represents the total square feet available for lease by the Company. Remaining square footage is owned by anchors.
(2) Part of a phased construction process.

COMMERCIAL GROUP

     The Company has developed retail projects for more than 50 years and office, mixed-use and hotel projects for more than 30 years, and today the Commercial Group owns a diverse portfolio in both urban and suburban locations in 12 states. The Commercial Group targets densely populated locations where it uses its expertise to develop complex projects, often employing public/private partnerships. As of January 31, 1997, the Commercial Group owned interests in 55 completed projects, including 30 retail properties, 20 office properties and five hotels.

     The Company opened its first strip shopping center in 1948, and its first enclosed regional mall in 1962. Since then, it has developed urban retail centers, entertainment based centers, community centers and power centers focused on "big box" retailing (collectively, "Specialty Retail Centers"), as well as regional malls. As of January 31, 1997, the Commercial Group's shopping center portfolio consisted of 14 regional malls with a total GLA of 4.3 million square feet and 16 Specialty Retail Centers with a total GLA of 3.4 million square feet.

     Malls are generally developed in collaboration with anchor stores that usually own their own facilities as integral parts of the mall structure and environment and which do not generate significant direct payments to the Company. In contrast, anchor stores at specialty retail and power centers generally are tenants under long-term leases which contribute significant rental payments to the Company.

     While the Company continues to develop regional malls in strong markets, the Company recently has pioneered the concept of bringing "big box" retailing to urban locations previously ignored by major retailers. With high population densities and disposable income levels at or near those of the suburbs, urban development is proving to be economically advantageous for the Company, for the tenants who realize high sales per square foot and for the cities, which benefit from the new jobs created in the urban locations.

     The Company's existing portfolio of office/mixed-use and hotel projects consists of 20 office buildings containing 6.4 million square feet, including mixed-use projects with an aggregate of 164,000 gross leasable square feet of retail space and five hotels with 1,530 rooms.

     In its office development activities, Forest City is primarily a build-to-suit developer which works with tenants to meet their highly specialized requirements. The Company's office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and shopping centers or as part of a major office campus. As a result of this focus on new urban developments, 50% of the Company's office buildings were built within the last seven years and are concentrated in four new urban developments located in Brooklyn, Cleveland, Cambridge and Pittsburgh.

RESIDENTIAL GROUP

     The Company's Residential Group develops, acquires, owns, leases and manages residential rental property in 16 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years, beginning in northeast Ohio, and gradually expanding nationally. Its portfolio includes mature middle-market apartments in geographically attractive suburbs, newer and higher end apartments in unique urban locations and newer apartments in the suburbs. The Residential Group, which focuses on large apartment complexes, does not develop or operate single-family housing or condominium projects.

     The Residential Group's portfolio consists of 31,441 units in which Forest City has an ownership interest, including 9,402 units of syndicated senior citizen subsidized housing that the Company manages and in which it owns a residual interest.

  LAND GROUP

     The Company has been in the land business since the 1930's. The Land Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. The Land Group projects attract national, regional and local builders. The Land Group develops raw land into master planned communities, mixed-use and other residential developments and currently owns more than 5,920 acres of undeveloped land for this purpose. The Company currently has major land development projects in five states.

     Historically, the Land Group's activities focused on land development projects in northeast Ohio. Over time, the Group's activities expanded to larger, more complex projects, and regional expansion into western New York State. In the last ten years, the Group has extended its activities on a national basis, first in Arizona, and more recently in Florida and Nevada.

     In addition to the sales activities of the Land Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds from such land sales are included in the revenues and assets of such Groups.

  LUMBER TRADING GROUP

     The Company's original business was selling lumber to homebuilders. The Company expanded this business in 1969 through its acquisition of Forest City Trading Group, Inc., which is a lumber wholesaler to customers in all 50 states and in all Canadian provinces. Through ten strategically located independent trading companies in the United States and Canada, employing 343 traders, Forest City sold the equivalent of seven billion board feet of lumber in 1996, with a gross sales volume of nearly $3 billion, making the Company one of the largest lumber wholesalers in North America.

     The Lumber Trading Group currently has offices in 11 states, the District of Columbia, Vancouver, British Columbia and Toronto, Ontario. The Company opens offices in response to the changing demands of the lumber industry. In 1996, the Lumber Trading Group opened offices in Utah and Texas. The new Houston, Texas office is part of the Lumber Trading Group's strategic initiative to increase its participation in the southern pine market, which is growing in popularity as logging restrictions limit production in the Pacific Northwest.

     The Lumber Trading Group's core business is supplying lumber for new home construction and to the repair and remodeling markets. Approximately 60% of the Lumber Trading Group's sales involve back-to-back trades in which the Company brings together a buyer and seller for an immediate purchase and sale. The balance of transactions are trades in which the Company takes a short-term ownership position and is at risk for lumber market fluctuations.

COMPETITION

     The real estate industry is highly competitive in all major markets. With regard to the Commercial and Residential Groups, there are numerous other developers, managers and owners of commercial and residential real estate that compete with the Company nationally, regionally and/or locally in seeking management and leasing revenues, land for development, properties for acquisition and disposition and tenants for properties, some of whom may have greater financial resources than the Company. There can be no assurance that the Company will successfully compete for new projects or have the ability to react to competitive pressures on existing projects caused by factors such as declining occupancy rates or rental rates. In addition, tenants at the Company's retail properties face continued competition in attracting customers from retailers at other shopping centers, catalogue companies, warehouse stores, large discounters, outlet malls, wholesale clubs and direct mail and telemarketers. The existence of competing developers, managers and owners and competition to the Company's tenants could have a material adverse effect on the Company's ability to lease space in its properties and on the rents charged or concessions granted, could materially and adversely affect the Company's results of operations and cash flows, and could affect the realizable value of assets upon sale.

     With regard to the Lumber Trading Group, the lumber wholesaling business is highly competitive. Competitors in the lumber brokerage business include numerous brokers and in-house sales departments of lumber manufacturers, many of which are larger and have greater resources than the Company.

     Forest City was incorporated in Ohio in 1960 as a successor to a business started in 1921.

NUMBER OF EMPLOYEES

     The Company had 3,384 employees as of January 31, 1997, of which 2,525 were full-time and 859 were part-time.

SEGMENTS OF BUSINESS

     Financial information about industry segments required by this item is included in Item 8. Financial Statements and Supplementary Data, page 37, Note I "Segment Information."

ITEM 2.   PROPERTIES

     The Corporate headquarters of Forest City Enterprises is located in Cleveland, Ohio and is owned by the Company. Forest City Trading Group maintains its headquarters in Portland, Oregon with twenty-three administrative and sales offices and one processing plant located in eleven states and the District of Columbia and two sales offices in Canada. The following table lists the shopping centers, office buildings, hotels, and apartments in which Forest City Rental Properties Corporation has an interest:

                                   PROPERTIES

     The following tables provide summary information concerning the Company's real estate portfolio as of January 31, 1997.

                     SHOPPING CENTERS -- EXISTING PORTFOLIO

                      YEAR
                   COMPLETED/                                                                           RETAIL SQ. FT.
                  DATE OF LAST   COMPANY                                                                  INCLUDING
      NAME         RENOVATION   OWNERSHIP(%)     LOCATION                   MAJOR ANCHORS                DEPT. STORES      GLA
----------------- ------------  ----------  -----------------   --------------------------------------  --------------  ---------
REGIONAL MALLS
Antelope Valley
 Mall............  1990             40.0%   Palmdale, CA        Sears Roebuck and Co.; JC Penney's;          839,000      287,000
                                                                Gottshalk's; Harris; Mervyn's
The Avenue at
 Tower City......  1990/1996       100.0    Cleveland, OH       Dillard's                                    368,000      368,000
Ballston
 Common..........  1986/1995       100.0    Arlington, VA       Hecht's; JC Penney's                         490,000      221,000
Boulevard Mall...  1962/1996        50.0    Amherst, NY         Jenss; JC Penney's; Kaufmann's               772,000      261,000
Canton Centre....  1981/1988       100.0    Canton, OH          Kaufmann's; JC Penney's; Montgomery          680,000      254,000
                                                                Ward
Chapel Hill
 Mall............  1966/1995        50.0    Akron, OH           Kaufmann's; JC Penney's; Sears Roebuck       882,000      321,000
                                                                and Co.
Charleston Town
 Center..........  1983/1994        50.0    Charleston, WV      Kaufmann's; JC Penney's; Sears Roebuck       897,000      360,000
                                                                and Co.; Montgomery Ward
Courtland
 Center..........  1968            100.0    Flint, MI           Crowley's; JC Penney's; Mervyn's             460,000      239,000
Galleria at
 Sunset..........  1996             60.0    Henderson, NV       Dillard's; Robinson-May; Mervyn's; JC        892,000      294,000
                                                                Penney's
Manhattan Town
 Center..........  1987             37.5    Manhattan, KS       Dillard's; JC Penney's; Sears Roebuck        380,000      185,000
                                                                and Co.
Rolling Acres
 Mall............  1975             80.0    Akron, OH           Kaufmann's; JC Penney's; Sears Roebuck     1,014,000      365,000
                                                                and Co.; Dillard's; Target
South Bay
 Galleria........  1985             50.0    Redondo Beach, CA   May Co.; Mervyn's; Nordstrom's               953,000      385,000
Summit Park
 Mall............  1972            100.0    Wheatfield, NY      Bon-Ton; Jenss; Sears Roebuck and Co.        695,000      309,000
Tucson Mall......  1982/1992        67.5    Tucson, AZ          Broadway's; Foley's; Dillard's;            1,293,000      408,000
                                                                Mervyn's; JC Penney's; Sears Roebuck
                                                                and Co.
                                                                                                          ----------    ---------
   Subtotal......                                                                                         10,615,000    4,257,000
                                                                                                          ----------    ---------
SPECIALTY RETAIL CENTERS
Atlantic
 Center..........  1996             75.0%   Brooklyn, NY        Caldor; The Sports Authority;                391,000      391,000
                                                                Pathmark; OfficeMax
Bowling Green
 Mall............  1966             50.0    Bowling Green, KY   Kroger; Quality Big Lots                     242,000      242,000
Bruckner
 Boulevard.......  1996             70.0    Bronx, NY           Pergament; Seaman's; Young World; Old        114,000      114,000
                                                                Navy
Chapel Hill
 Suburban........  1969             50.0    Akron, OH           Value City; Petzazz                          112,000      112,000
Courtyard........  1990             50.0    Flint, MI           V.G.'s Market; Home Depot; OfficeMax         233,000      124,000
Flatbush
 Avenue..........  1995             80.0    Brooklyn, NY        Caldor                                        90,000       90,000
Gallery at
 MetroTech.......  1990             80.0    Brooklyn, NY        Toys "R" Us                                  163,000      163,000
Golden Gate......  1958/1996        50.0    Mayfield Hts., OH   OfficeMax; Old Navy; Koenig;                 260,000      260,000
                                                                Michael's; Home Place
Hunting Park.....  1996             70.0    Philadelphia, PA    Caldor; US Kidz; Payless Shoes               144,000      144,000
Marketplace at
 Riverpark.......  1996             50.0    Fresno, CA          Best Buy; Target; Marshall's; JC             453,000      284,000
                                                                Penney's
Midtown Plaza....  1961             50.0    Parma, OH           Hills                                        256,000      256,000
Newport Plaza....  1977             50.0    Newport, KY         IGA                                          157,000      157,000
The Plaza at
 Robinson Town
 Center..........  1989             50.0    Pittsburgh, PA      T.J. Maxx; IKEA; Hills; Marshall's;          455,000      455,000
                                                                Sears Roebuck and Co.
Showcase.........  1996             20.0    Las Vegas, NV       Coca-Cola(R); All Star Cafe                  189,000      189,000
South Bay
 Southern........  1978            100.0    Redondo Beach, CA   CompUSA; General Cinema                      160,000      160,000
Tucson Place.....  1989            100.0    Tucson, AZ          Wal-Mart; Homelife; OfficeMax;               276,000      276,000
                                                                Smitty's
                                                                                                          ----------    ---------
   Subtotal......                                                                                          3,695,000    3,417,000
                                                                                                          ----------    ---------
                                                                  Shopping Centers at January 31, 1997    14,310,000    7,674,000
                                                                                                          ==========    =========
                                                                  Shopping Centers at January 31, 1996    13,422,000    6,938,000
                                                                                                          ==========    =========

                     OFFICE BUILDINGS -- EXISTING PORTFOLIO

                                                                                                                      LEASABLE
                            YEAR COMPLETED       COMPANY                                                               SQUARE
           NAME               OR ACQUIRED     OWNERSHIP (%)           LOCATION                MAJOR TENANTS             FEET
--------------------------  ---------------   --------------   ----------------------  ----------------------------  -----------
METROTECH CENTER
  Eleven MetroTech
    Center................        1995              65.0%      Brooklyn, NY            E-911 -- City of New York        216,000
  One MetroTech...........        1991              65.0       Brooklyn, NY            Brooklyn Union Gas; Bear         932,000
                                                                                         Stearns & Co., Inc.
  One Pierrepont Plaza....        1988              85.0       Brooklyn, NY            Morgan Stanley & Co.             672,000
                                                                                         Incorporated; Goldman,
                                                                                         Sachs & Co.; U.S. Attorney
  Ten MetroTech Center....        1991              80.0       Brooklyn, NY            Internal Revenue Service         409,000
  Two MetroTech...........        1990              65.0       Brooklyn, NY            Securities Industry              521,000
                                                                                         Automation Corp.
                                                                                                                     -----------
    Subtotal..............
                                                                                                                      2,750,000
                                                                                                                     -----------
TOWER CITY CENTER
  Chase Financial Tower...        1991              95.0%      Cleveland, OH           Chase Financial                  119,000
  M.K. Ferguson                   1990
    Plaza(1)..............                           1.0       Cleveland, OH           M.K. Ferguson; Chase             482,000
                                                                                         Financial
  Skylight Office Tower...        1991              85.0       Cleveland, OH           Ernst & Young, L.L.P             321,000
  Terminal Tower..........        1983             100.0       Cleveland, OH           Forest City Enterprises,         583,000
                                                                                       Inc.
                                                                                                                     -----------
    Subtotal..............
                                                                                                                      1,505,000
                                                                                                                     -----------
MIT
  Clark Building..........        1989              50.0%      Cambridge, MA           Oravax                           122,000
  Jackson Building........        1987             100.0       Cambridge, MA           Ariad Pharmaceuticals             99,000
  Richards Building.......        1990             100.0       Cambridge, MA           Genzyme Tissue Repair;           126,000
                                                                                         Alkermes
                                                                                                                     -----------
    Subtotal..............
                                                                                                                        347,000
                                                                                                                     -----------
OTHER
  Chagrin Plaza I & II....        1969              66.7%      Beachwood, OH           National City Bank               116,000
  Emery-Richmond..........        1991              50.0       Warrensville Hts., OH   All State Insurance                5,000
  Halle Building..........        1986              75.0       Cleveland, OH           Sealy, Inc.; North American      379,000
                                                                                         Refractories Co.
  Liberty Center..........        1986              50.0       Pittsburgh, PA          Federated Investors              526,000
  San Vicente.............        1983              25.0       Brentwood, CA           Foote, Cone; Needham, Harper     469,000
  Signature Square I......        1986              50.0       Beachwood, OH           Ciuni & Panichi                   79,000
  Signature Square II.....        1989              50.0       Beachwood, OH           Sterling Software                 81,000
  Station Square..........        1994              25.0       Pittsburgh, PA          Woodsons; Grand Concourse        144,000
                                                                                                                     -----------
    Subtotal..............
                                                                                                                      1,799,000
                                                                                                                     -----------
                                                                    Office Buildings at January 31, 1997 and 1996     6,401,000
                                                                                                                      =========

                          HOTELS -- EXISTING PORTFOLIO

                                                               DATE OF
                                                              OPENING/            COMPANY
                  NAME                                       ACQUISITION       OWNERSHIP (%)            LOCATION       ROOMS
-----------------------------------------                    -----------       -------------       ------------------  -----
Budgetel.................................                      1982                 28.4%          Mayfield Hts., OH     102
Charleston Marriott......................                      1983                 95.0           Charleston, WV        354
DoubleTree at Liberty Center.............                      1986                 50.0           Pittsburgh, PA        616
DoubleTree at Millender Center(1)........                      1985                  4.0           Detroit, MI           250
Ritz-Carlton.............................                      1990                 95.0           Cleveland, OH         208

                                                                                                                       -----
                                                                             Hotel Rooms at January 31, 1997 and 1996  1,530
                                                                                                                       =====

---------------

(1) Syndicated.

                        APARTMENTS -- EXISTING PORTFOLIO

                                                        DATE OF
                                                        OPENING/        COMPANY
                        NAME                           ACQUISITION   OWNERSHIP (%)              LOCATION          UNITS
----------------------------------------------------   ----------   ---------------      ----------------------   ------
Bayside Village I, II & III.........................   1988-1989           50.0%         San Francisco, CA           862
Big Creek...........................................      1996             50.0          Parma Hts., OH               72
Boot Ranch..........................................      1991             50.0          Tampa, FL                   236
Boulevard Towers....................................      1969             50.0          Amherst, NY                 402
Camelot.............................................      1967             50.0          Parma, OH                   150
Chapel Hill Towers..................................      1969             50.0          Akron, OH                   402
Cherry Tree.........................................      1996             50.0          Strongsville, OH            132
Chestnut Lake.......................................      1969             50.0          Strongsville, OH            789
Clarkwood...........................................      1963             50.0          Warrensville Hts., OH       568
Classic Residence by Hyatt..........................      1990             50.0          Chevy Chase, MD             339
Classic Residence by Hyatt..........................      1989             50.0          Teaneck, NJ                 221
Copper Creek........................................      1992             20.0          Houston, TX                 300
Deer Run I & II.....................................   1987-1989           43.0          Twinsburg, OH               562
Emerald Palms.......................................      1996            100.0          Miami, FL                   419
Fenimore Court(1)...................................      1982              0.5          Detroit, MI                 144
Fort Lincoln II.....................................      1979             45.0          Washington, D.C.            176
Fort Lincoln III & IV...............................      1981             24.9          Washington, D.C.            306
Granada Gardens.....................................      1966             50.0          Warrensville Hts., OH       940
Greenbriar..........................................      1992             20.0          Houston, TX                 400
Hamptons............................................      1969             50.0          Beachwood, OH               649
Highlands I & II....................................   1988-1990          100.0          Grand Terrace, CA           556
Hunter's Hollow.....................................      1990             50.0          Strongsville, OH            208
Independence Place I................................      1976             50.0          Parma Hts., OH              202
Kennedy Lofts(1)....................................      1990              0.5          Cambridge, MA               142
Knolls(1)...........................................      1995              1.0          Orange, CA                  260
Laurels.............................................      1995            100.0          Justice, IL                 520
Lenox Club(1).......................................      1991              0.5          Arlington, VA               385
Lenox Park(1).......................................      1992              0.5          Silver Spring, MD           406
Liberty Hills.......................................   1979-1986           50.0          Solon, OH                   396
Metropolitan........................................      1989            100.0          Los Angeles, CA             270
Midtown Towers......................................      1969             50.0          Parma, OH                   635
Millender Center(1).................................      1985              4.0          Detroit, MI                 339
Noble Towers........................................      1979             50.0          Pittsburgh, PA              133
Oaks................................................      1994            100.0          Bryan, TX                   248
One Franklintown....................................      1988            100.0          Philadelphia, PA            335
Palm Villas.........................................      1991            100.0          Henderson, NV               350
Panorama Towers.....................................      1978             99.0          Los Angeles, CA             154
Parmatown...........................................   1972-1973          100.0          Parma, OH                   412
Pavilion(1).........................................      1992              0.5          Chicago, IL               1,115
Pebble Creek........................................   1995-1996           50.0          Twinsburg, OH               148
Peppertree..........................................      1993            100.0          College Station, TX         208
Pine Ridge Valley...................................   1967-1974           50.0          Willoughby, OH            1,147
Queenswood(1).......................................      1990              0.7          Corona, NY                  296
Regency Towers......................................      1994            100.0          Jackson, NJ                 372
Shippan Avenue......................................      1980            100.0          Stamford, CT                148
Studio Colony.......................................      1986             80.0          Los Angeles, CA             450
Surfside Towers.....................................      1970             50.0          Eastlake, OH                246
Tam-A-Rac I, II & III...............................   1990-1996           50.0          Willoughby, OH              392
Toscana.............................................   1991-1992          100.0          Irvine, CA                  563
Trolley Plaza.......................................      1981            100.0          Detroit, MI                 351
Trowbridge..........................................      1988             53.3          Southfield, MI              304
Twin Lakes Towers...................................      1966             50.0          Denver, CO                  254
Village Green.......................................   1994-1995           25.0          Beachwood, OH               360
Vineyards...........................................      1995            100.0          Broadview Hts., OH          336
Waterford Village(1)................................      1994              1.0          Indianapolis, IN            520
White Acres.........................................      1966             50.0          Richmond Hts., OH           473
Woodforest Glen.....................................      1992             20.0          Houston, TX                 336
                                                                                                                  ------
    Subtotal........................................                                                              22,039

Senior Citizens Apartments(2).......................                                                               9,402
                                                                                                                  ------
                                                                                 Apartments at January 31, 1997   31,441
                                                                                                                  ======
                                                                                 Apartments at January 31, 1996   30,686
                                                                                                                  ======

---------------
(1) Syndicated.
(2) Syndicated, subsidized units in 57 communities in which the Company holds a residual interest only.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits incidental to its business. The Company's General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter.

ITEM 4(A).   EXECUTIVE OFFICERS OF THE REGISTRANT

     The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 1997.

     The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 10, 1997.

                      NAME AND POSITION(S) HELD                        DATE APPOINTED         AGE
---------------------------------------------------------------------  --------------         ---
ALBERT B. RATNER
Co-Chairman of the Board of Directors of the Company since June 1995,
Vice Chairman of the Board of the Company from June 1993 to June
1995, Chief Executive Officer prior to July 1995 and President prior
to July 1993.........................................................      6-13-95            69
SAMUEL H. MILLER
Co-Chairman of the Board of Directors of the Company since June 1995,
Chairman of the Board of the Company from June 1993 to June 1995 and
Vice Chairman of the Board, Chief Operating Officer of the Company
prior to June 1993, Treasurer of the Company since December 1992.....      6-13-95            75
NATHAN SHAFRAN
Vice Chairman of the Board of Directors, Officer of various
subsidiary corporations..............................................      3-11-87            83
CHARLES A. RATNER
President of the Company since June 1993, Chief Executive Officer of the Company since June 1995, Chief Operating Officer from June 1993 to June 1995 and Executive Vice President prior to June 1993,
Director.............................................................      6-13-95            55
JAMES A. RATNER
Executive Vice President, Director, Officer of various subsidiary
corporations.........................................................      3-09-88            52
RONALD A. RATNER
Executive Vice President, Director, Officer of various subsidiary
corporations.........................................................      3-09-88            50
THOMAS G. SMITH
Senior Vice President, Chief Financial Officer, Secretary, Officer of
various subsidiary corporations......................................      9-03-85            56
WILLIAM M. WARREN
Senior Vice President, General Counsel and Assistant Secretary.......      5-16-72            68
BRIAN J. RATNER
Senior Vice President -- Development since January 1997, Vice
President -- Urban Entertainment from June 1995 to December 1996,
Vice President from May 1994 to June 1995 and an officer of various
subsidiaries.........................................................      1-01-97            39
LINDA M. KANE
Vice President and Corporate Controller since April 1995, Asset
Manager -- Commercial Group from July 1992 to April 1995 and
Financial Analyst -- Residential Group from October 1990 to July
1992.................................................................      4-01-95            39

---------------

Note: Nathan Shafran is the uncle of Charles A. Ratner, James A. Ratner and
      Ronald A. Ratner, who are brothers, and is the uncle of Albert B. Ratner. Albert B. Ratner is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner and Ronald A. Ratner.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required by this item is included in Item 8. Financial Statements and Supplementary Data, page 43, "Quarterly Consolidated Financial Data (Unaudited)."

     There were no sales by the Company of its equity securities during the fiscal year ended January 31, 1997 that were not registered under the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

                                                         For the Years Ended January 31,
                                             --------------------------------------------------------
                                               1997        1996        1995        1994        1993
                                             --------    --------    --------    --------    --------
                                                      (in thousands, except per share data)
OPERATING RESULTS
Revenues..................................   $610,449    $529,433    $522,608    $519,379    $474,469
                                             ========    ========    ========    ========    ========
Net earnings (loss) before extraordinary
  gain(1)
  Operating earnings (loss), net of
     tax(2)...............................   $  6,986    $ 13,490    $  6,774    $    718    $ (4,712)
  Provision for decline in real estate,
     net of tax...........................     (7,413)     (6,073)     (4,986)         --      (5,705)
  Gain (loss) on disposition of
     properties, net of tax...............      9,598        (478)    (20,321)      1,494      23,104
                                             --------    --------    --------    --------    --------
                                             $  9,171    $  6,939    $(18,533)   $  2,212    $ 12,687
                                             ========    ========    ========    ========    ========
Earnings before depreciation, amortization
  and deferred taxes(1)
  Operating earnings (loss), net of
     tax(2)...............................   $  6,986    $ 13,490    $  6,774    $    718    $ (4,712)
  Adjustments related to real estate
     operations(3)
     Depreciation and amortization........     70,221      63,557      63,956      63,901      57,896
     Deferred income taxes................     13,197       4,974      10,532      10,865      19,021
     Accrued interest of a rental property
       not paid...........................         --          --          --       5,495       4,870
                                             --------    --------    --------    --------    --------
       Real estate adjustments............     83,418      68,531      74,488      80,261      81,787
                                             --------    --------    --------    --------    --------
                                             $ 90,404    $ 82,021    $ 81,262    $ 80,979    $ 77,075
                                             ========    ========    ========    ========    ========
Per common share
  Net earnings (loss) before extraordinary
     gain(1)(4)...........................   $    .70    $    .51    $  (1.37)   $    .16    $    .94
                                             ========    ========    ========    ========    ========
Cash dividends declared(4)
  Class A.................................   $    .27    $    .17    $    .13    $     --    $     --
  Class B.................................   $    .27    $    .17    $    .13    $     --    $     --

                                                                 January 31,
                                      ------------------------------------------------------------------
                                         1997          1996          1995          1994          1993
                                      ----------    ----------    ----------    ----------    ----------
                                                                (in thousands)
FINANCIAL POSITION
Consolidated assets................   $2,741,405    $2,631,046    $2,584,734    $2,668,057    $2,625,404
Real estate portfolio, at cost.....   $2,520,179    $2,425,083    $2,322,136    $2,405,066    $2,310,970
Long-term debt, including mortgage
  debt.............................   $1,993,351    $1,945,120    $1,881,917    $2,026,451    $1,972,160

FOREST CITY RENTAL PROPERTIES CORPORATION -- REAL ESTATE ACTIVITY
Total real estate -- end of year
  Completed rental properties,
     before depreciation...........   $2,227,859    $2,085,284    $1,995,629    $2,101,528    $2,045,946
  Projects under development.......      215,960       246,240       230,802       214,111       188,187
                                      ----------    ----------    ----------    ----------    ----------
                                       2,443,819     2,331,524     2,226,431     2,315,639     2,234,133
  Accumulated depreciation.........     (387,733)     (338,216)     (293,465)     (272,518)     (232,905)
                                      ----------    ----------    ----------    ----------    ----------
     Rental properties, net of
       depreciation................   $2,056,086    $1,993,308    $1,932,966    $2,043,121    $2,001,228
                                      ==========    ==========    ==========    ==========    ==========
Activity during the year
  Completed rental properties
     Additions.....................   $  160,690    $   89,028    $   77,265    $   50,384    $  200,440
     Acquisitions..................       22,264        28,587        32,811         5,198            --
     Dispositions..................      (40,379)      (27,960)     (215,975)           --       (32,888)
                                      ----------    ----------    ----------    ----------    ----------
                                         142,575        89,655      (105,899)       55,582       167,552
                                      ----------    ----------    ----------    ----------    ----------
  Projects under development
     New development...............       98,403        58,798        49,585        54,317        39,045
     Transferred to completed
       rental properties...........     (128,683)      (43,360)      (32,894)      (28,393)     (167,629)
                                      ----------    ----------    ----------    ----------    ----------
                                         (30,280)       15,438        16,691        25,924      (128,584)
                                      ----------    ----------    ----------    ----------    ----------
Increase (decrease) in rental
  properties, at cost..............   $  112,295    $  105,093    $  (89,208)   $   81,506    $   38,968
                                      ==========    ==========    ==========    ==========    ==========

---------------

(1) Excludes the extraordinary gain, net of tax, of $2,900,000, $1,847,000 and $60,449,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

(2) Excludes the provision for decline in real estate and gain (loss) on disposition of properties, net of tax.

(3) These adjustments represent amounts related to the Company's real estate operations in Rental Properties only.

(4) Adjusted for three-for-two stock split effective February 17, 1997.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company develops, acquires, owns and manages commercial and residential real estate properties in 20 states and the District of Columbia. The Company owns a portfolio that is diversified both geographically and by property types and operates through four principal business groups: Commercial Group, Residential Group, Land Group and the Lumber Trading Group.

     The Company uses an additional measure, along with net earnings (loss), to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT"), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles. However, the Company believes that EBDT provides additional information about its operations and, along with net earnings (loss), is necessary to understand its operating results. The Company believes that EBDT is also an indicator of the Company's ability to generate cash to meet its funding requirements. EBDT is defined and discussed in detail under "Results of Operations-- EBDT."

     The Company's EBDT grew by 10.2% (or 13.0% per share) in 1996 to $90,404,000, or $6.87 per share of common stock, from $82,021,000, or $6.08 per share of common stock in 1995. This increase in EBDT was primarily the result of the addition of new retail properties, improved operating results from the Company's existing portfolio, acquisition of apartment projects, sales of land by the Commercial and Land Groups, strong lumber trading activity and favorable interest rates. EBDT grew by 0.9% (or 1.0% per share) in 1995 from $81,262,000, or $6.03 per share of common stock in 1994, with the positive impact of new project openings offset by the effect of the disposition of Park LaBrea Towers, a 2,825-unit apartment community in Los Angeles, California.

RESULTS OF OPERATIONS

     The Company reports its results of operations by each of its four principal business groups as it believes such reporting provides the most meaningful understanding of the Company's financial performance.

     The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. Net Operating Income ("NOI") is defined as Revenues less Operating Expenses. See Note I to the Consolidated Financial Statements and information in the table "Three Year Summary of Earnings Before Depreciation, Amortization and Deferred Taxes" at the end of this section.

  NET OPERATING INCOME FROM REAL ESTATE OPERATIONS

     NOI from the combined Commercial Group and Residential Group for 1996 was $196,456,000 compared to $199,651,000 in 1995, a 1.6% decrease. NOI in 1996 and
1995 was affected by the following items, which the Company believes are non-recurring: (1) an increase of $5,863,000 in development expenses in 1996 over 1995, which includes write-offs of abandoned projects in excess of normal levels, and (2) a decrease of $6,565,000 in the EBDT, resulting from an unusually low cost basis in the land sold in 1995 (on comparable sales revenues) compared to 1996. See "-- Commercial Group -- Operating and Interest Expenses." Adjusting for these items, NOI would have been $202,319,000 and $193,086,000 for 1996 and 1995, respectively, a 4.8% increase. Comparable NOI (for properties in operation throughout both periods) increased 2.5% from 1995 to 1996 and 6.1% from 1994 to 1995. Eliminating asset dispositions and the non-recurring development expenses discussed above, and including the expected NOI during the initial twelve months after stabilization for the 11 properties that were opened or acquired in 1996 and annualizing the ground rent received in 1996 from a project under construction, would result in total NOI of approximately $209,964,000.

  COMMERCIAL GROUP

     REVENUES. Revenues of the Commercial Group increased by $15,593,000 (or 5.3%) to $309,834,000 in 1996 from $294,241,000 in 1995. This increase was primarily the result of the opening of the Galleria at

Sunset in Henderson, Nevada ($5,578,000), improved performance from existing properties ($6,412,000) and the benefit of a full year of operating results from properties that opened in 1995 ($5,403,000). These increases were offset by a reduction in revenues due to the dispositions of Beachwood Place ($786,000) and Victor Village ($438,000) (see "-- Other Transactions -- Gain (Loss) on Disposition of Properties") and the loss of revenue from ten leases rejected by Handy Andy which went bankrupt in 1996 ($1,109,000).

     Revenues of the Commercial Group in 1995 increased by $35,275,000 (or 13.6%) from $258,966,000 in 1994. This increase was primarily attributable to the sale of a five acre parcel of land at Tower City Center in Cleveland, Ohio to the Federal government ($18,300,000) and outlot sales in Henderson, Nevada ($1,708,000). In addition, 1995 revenues increased from the openings in 1995 of Eleven MetroTech ($3,200,000) and Flatbush Avenue ($1,200,000), and from a full year of operations at Station Square in Pittsburgh, Pennsylvania ($1,268,000). Lastly, the Company acquired an additional 31% interest in Liberty Center, a mixed-use property in Pittsburgh ($8,800,000). In 1994, commercial outlot sales of $7,176,000 were recorded in the Land Group. Commercial outlot sales have been recorded in the Commercial Group since 1995.

     OPERATING AND INTEREST EXPENSES. In 1996, operating and interest expenses for the Commercial Group increased $22,126,000 and $2,103,000 (or 15.1% and 2.4%), respectively, over 1995 to $168,466,000 and $88,149,000, respectively.
The increase in operating expenses was primarily attributable to the decrease in the EBDT ($6,565,000) resulting from an unusually low cost basis in the land sold in 1995 (on comparable sales revenues), increased development expenses ($5,726,000) and the opening of new properties ($5,089,000). At January 31, 1997, the Company's property level expenses for properties open since 1994 had increased at a compounded annual rate of only 0.1%, reflecting the Company's emphasis on controlling costs. The increase in interest expense was attributable to the financing of new properties.

     Operating and interest expenses increased $8,757,000 and $19,015,000 in 1995 (or 6.4% and 28.4%), respectively, from $137,583,000 and $67,031,000, respectively, in 1994. The increase in operating expense was primarily the result of the acquisition of Station Square and an additional 31% interest in Liberty Center ($6,475,000) and the opening of new properties in New York ($1,491,000). The increase in interest expense was due to the financing of new properties ($1,804,000), the acquisition of Station Square, the additional 31% interest in Liberty Center and the additional 50% interest in Ballston Common ($6,733,000), higher outstanding principal balances on nonrecourse mortgages resulting from refinancings to fund development projects ($4,420,000) and an increase in interest rates ($6,094,000).

     NET OPERATING INCOME. Commercial Group NOI for 1996 was $141,368,000, compared to $147,901,000 in 1995, a 4.4% decrease. NOI increased 0.9% from 1995 to 1996 for Commercial Group properties in operation throughout both years and 6.2% from 1994 to 1995 for Commercial Group properties in operation throughout both years. Adjusting for the items discussed above under "-- Net Operating Income from Real Estate Operations," Commercial Group NOI would be $147,094,000 and $141,336,000 for 1996 and 1995 respectively, a 4.1% increase. Eliminating asset dispositions and the items discussed above under "-- Net Operating Income from Real Estate Operations," and including the expected NOI during the initial twelve months after stabilization for the six Commercial Group properties that were opened or acquired in 1996 and annualizing the ground rent received in 1996 from a Commercial Group project under construction would result in total NOI of approximately $157,861,000.

  RESIDENTIAL GROUP

     REVENUES. Revenues for the Residential Group increased by $10,776,000 (or 10.2%) to $116,525,000 in 1996, from $105,749,000 in 1995. This increase reflected a full year of performance from the 1995 acquisitions of Laurels, a 520-unit apartment complex in Justice, Illinois ($2,701,000), and the Vineyards, a 336-unit apartment community in Cleveland, Ohio ($1,887,000). Revenues in 1996 were also favorably impacted by the addition of 336 units added to four developments in Cleveland ($874,000) and the acquisition of Emerald Palms, a 419-unit apartment community in Miami, Florida ($2,563,000). Average monthly rental rates increased in 1996, generating an additional $3,240,000 in annual revenues over 1995. Average occupancy in

1996 remained at 96%, consistent with the 1995 level. These revenue increases were offset, in part, by the disposition of Vineyard Village, a 152-unit apartment building in Ontario, California ($1,079,000).

     Revenues for the Residential Group in 1995 decreased by $22,375,000 (or 17.5%) from $128,124,000 in 1994. Excluding the revenues of Park LaBrea Towers, which was sold in 1994 (see "-- Other Transactions -- Gain (Loss) on Disposition of Properties"), revenues increased by $5,796,000 (or 5.8%). This increase reflected a full year of operations at Regency Towers, a 372-unit apartment community in Jackson, New Jersey, and Oaks, a 248-unit apartment complex in Bryan, Texas ($3,200,000). Average monthly rental rates increased in 1995, generating an additional $2,868,000 in annual revenues over 1994. Average occupancy in 1995 remained at 96%, the same level as in 1994.

     OPERATING AND INTEREST EXPENSES. Operating and interest expenses for the Residential Group increased by $7,438,000 and $2,420,000 (or 13.8% and 7.9%), respectively, to $61,437,000 and $32,947,000, respectively, in 1996 from $53,999,000 and $30,527,000, respectively, in 1995. The majority of the increase in operating and interest expense reflected the expenses and debt service associated with the addition of Laurels, the Vineyards and 336 new units at existing properties in Cleveland, Ohio discussed above. During the fiscal years ended January 31, 1995, 1996 and 1997, average comparable operating expenses increased at a compounded annual rate of 2.2%.

     Operating and interest expenses in 1995 decreased by $15,466,000 and $6,166,000 (or 22.3% and 16.8%), respectively, from $69,465,000 and $36,693,000, respectively, in 1994. Excluding Park LaBrea Towers, which was sold in 1994, operating and interest expenses increased by $1,449,000 and $6,386,000 (or 2.8% and 26.5%), respectively, from $52,550,000 and $24,141,000, respectively, in 1994. The increase in operating and interest expenses was primarily due to the full year of operations for Regency Towers and Oaks, which were acquired in 1994 and the 1995 acquisition of Laurels. In addition, interest expense in 1995 was also affected by increased interest rates.

     NET OPERATING INCOME. Residential Group NOI for 1996 was $55,088,000, compared to $51,750,000 in 1995, a 6.5% increase. NOI increased 6.7% from 1995 to 1996 for Residential Group properties in operation throughout both years and 6.0% from 1994 to 1995 for Residential Group properties in operation throughout both years. Eliminating asset dispositions and including the expected NOI during the initial twelve months after stabilization for the five Residential Group properties that were opened or acquired in 1996 would result in total NOI of approximately $52,103,000.

  LAND GROUP

     REVENUES. Revenues for the Land Group increased by $10,999,000 (or 25.6%) in 1996, from $42,889,000 in 1995 to $53,888,000 in 1996. This increase reflected income from the sale of a parcel of land in Miami, Florida ($9,029,000) and increased sales at the Company's Silver Lakes development in Fort Lauderdale, Florida ($2,343,000). Revenues decreased by $6,005,000 (or 12.3%) in 1995 from $48,894,000 in 1994. The decrease was primarily the result of two large commercial outlot sales in 1994 totaling $7,176,000. Commercial outlot sales have been recorded in the Commercial Group since 1995.

     OPERATING AND INTEREST EXPENSES. Operating expenses increased by $9,966,000 and interest expense decreased by $1,151,000 (or 32.0% and 14.5%), respectively, to $41,068,000 and $6,813,000, respectively, in 1996 from $31,102,000 and $7,964,000, respectively, in 1995. Operating expenses decreased by $7,262,000 and interest expense increased $724,000 (or 18.9% and 10.0%), respectively, in 1995 from $38,364,000 and $7,240,000, respectively, in 1994. The fluctuation in operating expenses primarily reflected the sales volume in each year. The decrease in interest expense in 1996 compared to 1995 resulted from a reduction in interest-bearing debt. The increase in interest expense in 1995 compared to 1994 was primarily due to the financing of new land acquisitions.

  LUMBER TRADING GROUP

     REVENUES. Revenues of the Lumber Trading Group increased by $43,398,000 (or 53.5%) from $81,093,000 in 1995 to $124,491,000 in 1996. Of this increase,
$26,708,000 reflected the consolidation of the revenues of Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors, for the first time. At the end of 1995, the Company acquired the remaining 50% interest in Forest City/Babin and now consolidates this wholly owned subsidiary. The Company previously accounted for its 50% interest in Forest City/Babin using the equity method. The remaining increase was primarily due to an increase in the Lumber Trading Group's margins as a result of increased housing starts. Revenues of the Lumber Trading Group in 1995 were relatively flat compared to 1994.

     OPERATING AND INTEREST EXPENSES. Operating and interest expenses in the Lumber Trading Group increased in 1996 by $40,170,000 and $88,000 (or 57.2% and 1.7%), respectively, from $70,189,000 and $5,078,000, respectively, in 1995. A significant portion of this increase ($25,844,000 and $572,000 in operating and interest expenses, respectively), was the result of the Forest City/Babin acquisition described above. The remaining $14,326,000 increase in operating expenses reflected the increase in variable expenses due to increased sales volume. The remaining $484,000 decrease in interest expense was the result of reduced inventory and a reduced rate of interest on the Lumber Trading Group's lines of credit. Operating and interest expenses were flat in 1995 compared to 1994.

  CORPORATE ACTIVITIES

     REVENUES. Revenues of the Corporate Activities increased $250,000 (or 4.6%) in 1996 to $5,711,000 from $5,461,000 in 1995. Corporate Activities revenues decreased $573,000 (or 9.5%) in 1995 from $6,034,000 in 1994. Corporate Activities revenues consist primarily of interest income on advances made by the Company on behalf of its partners, and vary from year to year depending on interest rates and the amount of advances outstanding.

     OPERATING AND INTEREST EXPENSES. Operating expenses increased $2,375,000 (or 37.4%) in 1996 to $8,723,000 from $6,348,000 in 1995, primarily due to a favorable adjustment of $1,247,000 for a self-insurance accrual in 1995 that did not recur in 1996 and increased general corporate expenses in 1996. Operating expenses decreased $3,288,000 (or 34.1%) in 1995 from $9,636,000 in 1994. This decrease was primarily the result of the favorable insurance adjustment noted above and certain asset management costs that were charged to Corporate Activities in 1994 and prior years. Beginning in 1995, these asset management costs were being reported by each principal business group as part of its operating expenses. Interest expense, which consists primarily of interest expense on the Term Loan and Revolving Credit Facility that had not been allocated to a principal business group, remained essentially flat for 1996, 1995, and 1994.

  OTHER TRANSACTIONS

     PROVISION FOR DECLINE IN REAL ESTATE. The Company's provision for decline in real estate totaled $12,263,000, $9,581,000 and $10,133,000, in 1996, 1995
and 1994, respectively. In 1996, the Company entered into a joint venture agreement with MGM to develop a casino/retail project which substantially changed the scope of the Company's original development of the project. The 1996 provision for decline in real estate includes $5,104,000 of development costs incurred by the Company which management determined to write-off as a result of the change in scope of the project. In addition, the Company recorded a provision for decline in real estate relating to the land acquired for Enclave, a 633-unit apartment complex in San Jose, California. This provision for decline in real estate resulted from an adjustment of $5,583,000 to write down the land to its fair market value. The 1995 provision primarily reflected the write-off of development costs of $7,242,000 associated with future phases of Toscana, a 563-unit apartment complex in Irvine, California discussed below under "-- Recent Developments," based on management's determination that the Company would not pursue future development. Also in 1995, the provision for decline in real estate included an adjustment of $1,404,000 relating to the write down of parcels of land to fair market value which were originally acquired for the Enclave project and deeded back to the original land owner. The 1994 provision reflected an adjustment to fair market value of Laurel Plaza, a Los Angeles, California shopping center which was sold in 1995.

     GAIN (LOSS) ON DISPOSITION OF PROPERTIES. The gain (loss) on disposition of properties totaled a gain of $17,574,000, a loss of $754,000 and a loss of $30,835,000, respectively, in 1996, 1995 and 1994. The 1996 gain primarily reflects the disposition of the Company's 18.63% interest in Beachwood Place, a regional shopping center in Cleveland, Ohio ($17,788,000) and the disposition of Victor Village, a California strip shopping center ($499,000). The 1995 loss was primarily the result of the disposition of Vineyard Village, as described above, ($650,000). The 1994 loss is primarily the result of the disposition of Park LaBrea Towers, as described above.

     EXTRAORDINARY GAIN. Extraordinary gain, net of tax, totaled $2,900,000, $1,847,000 and $60,449,000, respectively, in 1996, 1995 and 1994 representing extinguishment of nonrecourse debt and related accrued interest relating to Enclave and Clark Building in Cambridge, Massachusetts in 1996, to Liberty Center in 1995, and to Park LaBrea Towers in 1994. See Note N to the Company's Consolidated Financial Statements.

     INCOME TAXES. Income tax expense (benefit) totaled $12,951,000, $10,623,000 and ($5,964,000), respectively in 1996, 1995 and 1994. At January
31, 1997, the Company had a tax net operating loss carryforward ("NOL") of $88,868,000 (generated primarily over time in the ordinary course of business from the significant impact of depreciation expense from real estate properties on the Company's net earnings) which will expire in the years ending January 31, 2005 through January 31, 2011 and general business credit carryovers of $3,601,000 which will expire in the years ending January 31, 2003 through January 31, 2011. The Company's policy is to utilize its NOL before it expires and will consider a variety of strategies to implement that policy. Federal, state and local income taxes paid (refunded) totaled $830,000, ($888,000) and $3,244,000 in 1996, 1995 and 1994, respectively. In 1996, the Company paid no regular Federal corporate income tax and paid $570,000 in Federal alternative minimum tax.

     NET EARNINGS. In 1996, the Company's net earnings grew to $12,071,000, or $.92 per share of common stock, from $8,786,000, or $.65 per share of common stock in 1995. Excluding the 1994 Park LaBrea Towers transaction discussed under "-- Other Transactions -- Gain (Loss) on Disposition of Properties," net earnings in 1995 increased from 1994 net earnings of $4,635,000, or $0.34 per share of common stock.

     EBDT. The Company defines Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT") as net earnings from operations before depreciation, amortization and deferred taxes on income, and excludes provision for decline in real estate, gain (loss) on disposition of properties and extraordinary gains. The Company excludes depreciation and amortization expense from EBDT because they are non-cash items and the Company believes the values of its properties have appreciated over time in excess of their original cost. Deferred income taxes are excluded because they are a non-cash item. Payment of current income taxes has not been historically significant and is not expected to be significant in the foreseeable future. The provision for the decline in real estate is excluded from EBDT because it is typically a non-cash item that varies from year to year based on factors unrelated to the Company's overall financial performance. The Company excludes gain (loss) on the disposition of properties from EBDT because it develops and acquires properties for long-term investment, as opposed to short-term trading gains. As a result, the Company views dispositions of properties other than commercial outlots or land held by the Land Group as nonrecurring items. Extraordinary gains are generally the result of the restructuring of nonrecourse debt obligations and are not considered to be a component of the Company's operating results.

RECENT DEVELOPMENTS

     During February 1997, the Company settled litigation with the original land owner of Toscana, a 563-unit apartment complex in Irvine, California, and sold the project back to the original land owner. As a result, the Company had litigation settlement proceeds of $15,000,000 (the after-tax amount of which will be included in EBDT for the first quarter of fiscal 1997); a pre-tax loss on disposition of the property of $35,505,000; and a pre-tax extraordinary gain of $18,272,000 related to the extinguishment of a portion of the nonrecourse mortgage debt. The net result of these transactions to the Company was a pre-tax loss of $2,233,000. Revenues, operating expenses, interest expense and asset cost for 1996 related to Toscana were $7,218,000, $2,791,000, $4,097,000 and
$78,271,000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     The Company believes that its sources of liquidity and capital are adequate to meet its needs in the foreseeable future. The Company's principal sources of funds are cash provided by operations, the Revolving

Credit Facility and refinancings of existing properties. The Company's principal use of funds are the financing of new developments, capital expenditures and payments on nonrecourse mortgage debt on real estate.

     The Lumber Trading Group is financed separately from the rest of the Company's principal business groups, and the financing obligations of the Lumber Trading Group are nonrecourse to the Company. Accordingly, the liquidity of the Lumber Trading Group is discussed separately below under "-- Lumber Trading Group Liquidity."

  1996 AND 1995 MORTGAGE REFINANCINGS

     In 1996, the Company refinanced $482,428,000 of mortgage indebtedness with $525,370,000 of new nonrecourse mortgage indebtedness. In 1995, the Company refinanced $361,421,000 of mortgage indebtedness with $366,842,000 of new nonrecourse mortgage indebtedness.

     OUTLOOK FOR 1997. As of January 31, 1997, the Company had $288,915,000 million of nonrecourse mortgage indebtedness due and payable in 1997. Of this amount, as of March 31, 1997, the Company had already refinanced $40,000,000 and discharged $67,800,000 with proceeds from the sale of Toscana (see "-- Recent Developments"). The Company anticipates that the remaining $181,115,000 of mortgage indebtedness will either be refinanced with new nonrecourse mortgage indebtedness or extended.

  LONG-TERM DEBT

     At January 31, 1997, the Company had recourse debt of $93,000,000 outstanding, comprised of $45,000,000 under a $70,000,000 Term Loan maturing July 1, 2001 and $48,000,000 under an $80,000,000 Revolving Credit Facility maturing July 25, 1998. The Company is required to make quarterly principal payments of $2,500,000 under the Term Loan. The Company has entered into an interest rate swap agreement to fix $87,000,000 of the Term Loan and Revolving Credit Facility for the period February 1, 1997 through February 1, 1998. The Term Loan and Revolving Credit Facility and the Company's Guaranty require Forest City Rental Properties Corporation (a wholly owned subsidiary of the Company -- see Note M to the Consolidated Financial Statements) and the Company to maintain certain levels of cash flow and require the Company to maintain a specified level of net worth and restrict the payment of dividends by the Company to $10,000,000 per year. At March 31, 1997, the Company had $15,000,000 of borrowings available under the Revolving Credit Facility, which is the Company's principal source of temporary borrowings.

  INTEREST RATE EXPOSURE

     At January 31, 1997, the Company had $994,957,000 in fixed-rate and $903,471,000 in variable-rate nonrecourse mortgages outstanding, with a weighted average interest rate of 7.25%. At January 31, 1997, the Company's fixed-rate debt carried a weighted average interest rate of 7.96%. Its weighted average variable-rate taxable interest rate was 7.38%. Of the variable-rate debt, $134,302,000 are tax-exempt financings which carried a weighted average interest rate of 4.38% at January 31, 1997. Its weighted average interest rate on UDAG loans and other government subsidized financing was 2.60%. The Company generally does not hedge tax-exempt debt because of the low base rate on this type of financing. With respect to taxable variable-rate debt, the Company generally attempts to obtain interest rate protection for such debt with a maturity in excess of one year. Of the $769,169,000 in taxable variable-rate debt outstanding at February 1, 1997, $330,385,000 was protected by interest rate swaps with a weighted average rate of 7.79% and an average remaining term of 2.3 years, effectively reducing the Company's interest rate exposure from the taxable variable-rate debt to $438,784,000. In addition, $40,969,000 of variable-rate debt was protected by interest rate caps, of which $19,139,000 extends for more than one year.

     At January 31, 1997, a 100 basis point increase in taxable interest rates would have increased the pre-tax interest cost of the Company's taxable variable-rate debt by approximately $4.4 million. Although tax-exempt interest rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would have increased the pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1.3 million.

  LUMBER TRADING GROUP LIQUIDITY

     The Lumber Trading Group is separately financed with two lines of credit and an accounts receivable sale program, which are not recourse to the Company.

     The Lumber Trading Group has in place two lines of credit totaling $46,000,000. These credit lines are secured by the assets of the Lumber Trading Group, and are used by the Lumber Trading Group to finance its working capital needs. At January 31, 1997, the Lumber Trading Group had $26,554,000 of available credit under these facilities.

     The Lumber Trading Group also has sold an undivided ownership interest in a pool of accounts receivable of up to a maximum of $90,000,000. The Lumber Trading Group uses this program to finance its working capital needs. At January 31, 1997, $34,000,000 had been sold under this accounts receivable program.

     The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs in 1997.

  CASH FLOWS

     Net cash provided by operating activities was $62,227,000, $72,509,000 and $132,305,000 in 1996, 1995 and 1994, respectively. The decrease in cash provided by operating activities in 1996 from 1995 is primarily the result of an increase in inventories for the Lumber Trading Group ($5,346,000), a decrease in deferred profit on contract sales ($6,484,000) and an increase in interest paid ($2,545,000), offset in part by an increase in rents and other revenues received. The decrease in cash provided by operating activities in 1995 from 1994 was primarily due to an increase in interest paid ($13,436,000), the increase in other assets for lease procurement costs and restricted cash ($18,721,000) and 1994 activity which did not recur in 1995: (1) the decrease in inventories for the Lumber Trading Group ($26,456,000), and (2) the increase in accounts payable and accrued expenses for the Land Group ($6,703,000). The additional increases in operating expenses in 1996 and 1995 were offset by rents and other revenues received during those years.

     Net cash used in investing activities totaled $134,903,000, $112,848,000 and $132,305,000 in 1996, 1995 and 1994, respectively. Capital expenditures, other than development and acquisition activities, totaled $32,007,000 (including both recurring and investment capital expenditures) in 1996 and were financed primarily with cash provided by operating activities. In 1996, net cash used in investing activities reflected the Company's use of $120,667,000 of funds for acquisition and development activities, which were financed with $117,202,000 in new mortgage indebtedness (see below for discussion of Cash Flows from Financing Activities) and the remainder from cash provided by operating activities. Net cash used in investing activities in 1996 also includes the gross proceeds from the dispositions of Beachwood Place ($15,427,000) and Victor Village ($10,613,000).

     Capital expenditures, other than development and acquisition activities, totaled $29,954,000 (including both recurring and investment capital expenditures) in 1995 and were financed primarily with cash provided by operating activities. In 1995, the Company used $87,385,000 of funds for acquisition and development activities, which were financed with $68,146,000 in new mortgage indebtedness (see below for discussion of Cash Flows from Financing Activities), and the remainder from cash provided by operating activities. Net cash used in investing activities in 1995 also includes proceeds from the dispositions of Vineyard Village($7,450,000) and Laurel Plaza ($8,500,000) for $15,950,000.

     In 1994, capital expenditures, other than development and acquisition activities, totaled $39,206,000 (including both recurring and investment capital expenditures) and were financed primarily with cash provided by operating activities. The Company used $82,396,000 of funds in 1994 for acquisition and development activities, which were financed with $66,205,000 in new mortgage indebtedness and the remainder from cash provided by operating activities. Net cash used in investing activities in 1994 also includes proceeds from the sale of Park LaBrea Towers ($15,264,000).

     Capital expenditures for 1997, other than development and acquisition activities, are estimated to total $34,816,000. In 1997, the Company anticipates expending $91,839,000 in acquisition and development activities. The Company anticipates that approximately one-half of these capital expenditures will be financed with nonrecourse mortgage indebtedness, and that the remaining portion with cash from operations and borrowings under the Revolving Credit Facility.

     Net cash provided by financing activities totaled $74,833,000, $33,006,000 and $24,680,000 in 1996, 1995 and 1994, respectively. The Company's refinancing of mortgage indebtedness is discussed above in "-- 1996 and 1995 Mortgage Refinancings" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraphs discussing net cash used in investing activities. In addition, net cash provided by financing activities in 1996 reflected $15,200,000 of restricted cash pledged for the financing of Enclave, a 633 unit apartment community in San Jose, California currently under construction, $6,080,000 of common stock repurchases and the payment of $2,797,000 of dividends. Net cash provided by financing activities in 1995 reflected, in addition to the refinancing of mortgage indebtedness and borrowing under new mortgage indebtedness, $2,509,000 in common stock repurchases and the payment of $2,248,000 of dividends. Net cash provided by financing activities in 1994 reflected, in addition to new indebtedness for acquisition and development activities, refinancing of existing mortgages indebtedness and the payment of $1,798,000 of dividends.

  SHELF REGISTRATION

     On March 4, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for the potential offering on a delayed basis of up to $250 million in debt or equity securities.

STOCK SPLIT, DIVIDENDS AND AUTHORIZED SHARES

     The Board of Directors approved a three-for-two stock split of both the Company's Class A and Class B Common Stock, which became effective February 17, 1997 to shareholders of record at the close of business on February 3, 1997. The stock split was effected as a stock dividend.

     The Board of Directors of the Company recently announced that they intend to pay cash dividends on a quarterly basis in the future, whereas cash dividends in 1995 and 1996 were paid on an annual basis. A quarterly cash dividend of $.06 per share (post-split) on shares of both Class A and Class B Common Stock was paid on March 17, 1997. The $.06 quarterly dividend per share equates to an annual pre-split dividend of $.36 per share and represents a 12.5% increase over the annual dividend declared in 1996. The second 1997 quarterly dividend of $.06 per share on shares of both Class A and Class B Common Stock will be paid on June 16, 1997 to shareholders of record at the close of business on June 2, 1997. Purchasers of Class A Common Stock in this Offering who hold shares of Class A Common Stock on the record date will be entitled to this dividend.

     The Company's current authorized shares are comprised of 16,000,000 shares of Class A Common Stock, 6,000,000 shares of Class B Common Stock and 1,000,000 shares of Preferred Stock. The Board of Directors has approved for submission to shareholders at the Company's 1997 Annual Meeting amendments to the Company's Articles of Incorporation to increase the Company's authorized shares to 48,000,000 shares of Class A Common Stock, 18,000,000 shares of Class B Common Stock and 5,000,000 shares of Preferred Stock.

INFLATION

     The Commercial Group's exposure to increases in costs and operating expenses resulting from inflation is minimized due to the provisions of its leases with its tenants that require tenants to reimburse the Company for the majority of its operating expenses. Also, many of the Company's leases provide for payments based on a percentage of the rental income of the tenants, which generally increases in periods of inflation. The Residential Group's risk in a period of inflation is minimized by the annual turnover of tenant leases, which allow for immediate market rate increases. The Land and the Lumber Trading Groups may be affected by inflation by the availability of buyers of new housing to obtain mortgage financing when interest rates are high.

NEW ACCOUNTING STANDARDS

     In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 121 " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 establishes accounting standards for the review of impairment of a long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has adopted the provisions of SFAS 121, which has no material effect on the financial position or results of operations of the Company.

     During 1996, the Company granted options under its Stock Option Plan. The Company recognizes compensation cost in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related Interpretations. The Company has not adopted the recognition provisions of SFAS 123 "Accounting for Stock-Based Compensation," but the disclosures required by SFAS 123 have been included in the Notes to the Consolidated Financial Statements.

     In February 1997, FASB issued SFAS 128 "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The Company will adopt the provisions of SFAS 128 for its fiscal year ending January 31, 1998, but does not expect such adoption to have a material impact on EPS.

                         FOREST CITY ENTERPRISES, INC.

 THREE YEAR SUMMARY OF EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED
                                     TAXES

                                                                                                                             LUMBER
                                                                                                                            TRADING
                                  COMMERCIAL GROUP                RESIDENTIAL GROUP                  LAND GROUP              GROUP
                            ----------------------------     ----------------------------     -------------------------     --------
                              1996      1995      1994         1996      1995      1994        1996     1995     1994         1996
                            --------  --------  --------     --------  --------  --------     -------  -------  -------     --------
Revenues................... $309,834  $294,241  $258,966     $116,525  $105,749  $128,124     $53,888  $42,889  $48,894     $124,491
Operating expenses,
 including depreciation and
 amortization for non-real
 estate Groups.............  168,466   146,340   137,583       61,437    53,999    69,465      41,068   31,102   38,364      110,359
Interest expense...........   88,149    86,046    67,031       32,947    30,527    36,693       6,813    7,964    7,240        5,166
Income tax provision.......   (2,970)    7,026    (1,980)      (2,464)      581    (5,120)      2,078     (358)     368        3,913
                            --------  --------  --------     --------  --------  --------     -------  -------  -------     --------
                             253,645   239,412   202,634       91,920    85,107   101,038      49,959   38,708   45,972      119,438
                            --------  --------  --------     --------  --------  --------     -------  -------  -------     --------
Earnings before
 depreciation, amortization
 and deferred taxes
 (EBDT).................... $ 56,189  $ 54,829  $ 56,332     $ 24,605  $ 20,642  $ 27,086     $ 3,929  $ 4,181  $ 2,922     $  5,053
                            ========  ========  ========     ========  ========  ========     =======  =======  =======     ========
Reconciliation to net
 earnings:
Earnings before
 depreciation, amortization
 and deferred taxes
 (EBDT)....................
Depreciation and
 amortization -- real
 estate Groups.............
Deferred taxes -- real
 estate Groups.............
Provision for decline in
 real estate, net of tax...
Gain (loss) on disposition
 of properties, net of
 tax.......................
Extraordinary gain, net of
 tax.......................
Net earnings...............


                                                    CORPORATE ACTIVITIES                  TOTAL
                                                  ------------------------     ----------------------------
                              1995     1994        1996     1995    1994         1996      1995      1994
                             -------  -------     -------  ------  -------     --------  --------  --------
Revenues...................  $81,093  $80,590     $ 5,711  $5,461  $ 6,034     $610,449  $529,433  $522,608
Operating expenses,
 including depreciation and
 amortization for non-real
 estate Groups.............   70,189   70,312       8,723   6,348    9,636      390,053   307,978   325,360
Interest expense...........    5,078    5,372         289     386      485      133,364   130,001   116,821
Income tax provision.......    2,823    2,268      (3,929)   (639)   3,629       (3,372)    9,433      (835)
                             -------  -------      ------  ------   ------     --------  --------  --------
                              78,090   77,952       5,083   6,095   13,750      520,045   447,412   441,346
                             -------  -------      ------  ------   ------     --------  --------  --------
Earnings before
 depreciation, amortization
 and deferred taxes
 (EBDT)....................  $ 3,003  $ 2,638     $   628  $ (634) $(7,716)    $ 90,404  $ 82,021  $ 81,262
                             =======  =======      ======  ======   ======     ========  ========  ========
Reconciliation to net
 earnings:
Earnings before
 depreciation, amortization
 and deferred taxes
 (EBDT)....................                                                    $ 90,404  $ 82,021  $ 81,262
Depreciation and
 amortization -- real
 estate Groups.............                                                     (70,221)  (63,557)  (63,956)
Deferred taxes -- real
 estate Groups.............                                                     (13,197)   (4,974)  (10,532)
Provision for decline in
 real estate, net of tax...                                                      (7,413)   (6,073)   (4,986)
Gain (loss) on disposition
 of properties, net of
 tax.......................                                                       9,598      (478)  (20,321)
Extraordinary gain, net of
 tax.......................                                                       2,900     1,847    60,449
                                                                               --------  --------  --------
Net earnings...............                                                    $ 12,071  $  8,786  $ 41,916
                                                                               ========  ========  ========

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     This Annual Report, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management's current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions on a nation-wide basis as well as regionally in areas where the Company has a geographic concentration of properties; failure to consummate financing arrangements; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending; the rate of revenue increases versus expenses increases; the cyclical nature of the lumber wholesaling business; as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 7(A).   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK

     Not applicable until fiscal year ending January 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                   PAGES
                                                                                   -----
     Financial Reports:
       Report of Independent Accountants.........................................    23
     Consolidated Financial Statements:
       Consolidated Balance Sheets...............................................    24
       Consolidated Statements of Earnings.......................................    25
       Consolidated Statements of Shareholders' Equity...........................    26
       Consolidated Statements of Cash Flows.....................................    27
       Notes to Consolidated Financial Statements................................    29
     Supplementary Data:
       Quarterly Consolidated Financial Data (Unaudited).........................    43
     Financial Statement Schedules:
        II. Valuation and Qualifying Accounts....................................    44
       III. Real Estate and Accumulated Depreciation.............................    45

     All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Forest City Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Forest City Enterprises, Inc. and its subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended January 31, 1997 and financial statement schedules listed in the Index of Item 8 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forest City Enterprises, Inc. and its subsidiaries as of January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Cleveland, Ohio
March 13, 1997

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                              January 31,
                                                                        -----------------------
                                                                           1997         1996
                                                                        ----------   ----------
                                                                        (dollars in thousands)
ASSETS
Real Estate
  Completed rental properties.......................................... $2,247,393   $2,101,564
  Projects under development...........................................    220,137      246,240
  Land held for development or sale....................................     52,649       77,279
                                                                        ----------   ----------
                                                                         2,520,179    2,425,083
  Less accumulated depreciation........................................   (399,830)    (347,912)
                                                                        ----------   ----------
     Total Real Estate.................................................  2,120,349    2,077,171
Cash...................................................................     41,302       39,145
Notes and accounts receivable, net.....................................    204,959      168,177
Inventories............................................................     48,769       41,186
Investments in and advances to affiliates..............................    145,242      145,238
Other assets...........................................................    180,784      160,129
                                                                        ----------   ----------
                                                                        $2,741,405   $2,631,046
                                                                        ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse............................................. $1,898,428   $1,832,059
Accounts payable and accrued expenses..................................    378,230      342,511
Notes payable..........................................................     37,041       19,856
Long-term debt.........................................................     94,923      113,061
Deferred income taxes..................................................    115,488      105,111
Deferred profit........................................................     25,317       28,859
                                                                        ----------   ----------
     Total Liabilities.................................................  2,549,427    2,441,457
                                                                        ----------   ----------
SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
  1,000,000 shares authorized; no shares issued........................         --           --
Common stock - $.33 1/3 par value
  Class A, 16,000,000 shares authorized; 7,932,358 and 7,906,990 shares
     issued, 7,696,408 and 7,903,990 outstanding, respectively.........      2,643        2,635
  Class B, convertible, 6,000,000 shares authorized; 5,554,618 and
     5,580,431 shares issued, 5,415,568 and 5,467,931 outstanding,
     respectively......................................................      1,851        1,859
                                                                        ----------   ----------
                                                                             4,494        4,494
Additional paid-in capital.............................................     43,996       44,014
Retained earnings......................................................    152,077      143,590
                                                                        ----------   ----------
                                                                           200,567      192,098
Less treasury stock, at cost; 1997: 235,950 Class A and 139,050 Class B
  shares, 1996: 3,000 Class A and 112,500 Class B shares...............     (8,589)      (2,509)
                                                                        ----------   ----------
     Total Shareholders' Equity........................................    191,978      189,589
                                                                        ----------   ----------
                                                                        $2,741,405   $2,631,046
                                                                        ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                             For the Years Ended January 31,
                                                            ----------------------------------
                                                              1997         1996         1995
                                                            --------     --------     --------
                                                             (in thousands, except per share
                                                                          data)
Revenues..................................................  $610,449     $529,433     $522,608
                                                            --------     --------     --------
Operating expenses........................................   386,970      305,819      323,736
Interest expense..........................................   133,364      130,001      116,821
Provision for decline in real estate......................    12,263        9,581       10,133
Depreciation and amortization.............................    73,304       65,716       65,580
                                                            --------     --------     --------
                                                             605,901      511,117      516,270
                                                            --------     --------     --------
Gain (loss) on disposition of properties..................    17,574         (754)     (30,835)
                                                            --------     --------     --------
EARNINGS (LOSS) BEFORE INCOME TAXES.......................    22,122       17,562      (24,497)
                                                            --------     --------     --------
INCOME TAX EXPENSE (BENEFIT)
  Current.................................................     1,935          370        6,057
  Deferred................................................    11,016       10,253      (12,021)
                                                            --------     --------     --------
                                                              12,951       10,623       (5,964)
                                                            --------     --------     --------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN.............     9,171        6,939      (18,533)
Extraordinary gain, net of tax............................     2,900        1,847       60,449
                                                            --------     --------     --------
NET EARNINGS..............................................  $ 12,071     $  8,786     $ 41,916
                                                            ========     ========     ========
NET EARNINGS PER COMMON SHARE
  Net earnings (loss) before extraordinary gain, net of
     tax..................................................  $    .70     $    .51     $  (1.37)
  Extraordinary gain, net of tax..........................       .22          .14         4.48
                                                            --------     --------     --------
NET EARNINGS PER COMMON SHARE.............................  $    .92     $    .65     $   3.11
                                                            ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      COMMON STOCK
                                             ------------------------------
                                                CLASS A         CLASS B      ADDITIONAL            TREASURY STOCK
                                             --------------  --------------   PAID-IN    RETAINED  ---------------
                                             SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL    EARNINGS  SHARES  AMOUNT    TOTAL
                                             ------  ------  ------  ------  ----------  --------  ------  -------  --------
                                                                  (in thousands, except per share data)
BALANCES AT JANUARY 31, 1994, AS PREVIOUSLY
  REPORTED.................................. 5,146   $1,715  3,846   $1,282   $ 45,511   $96,934      --   $   --   $145,442
  Three-for-two stock split effective
    February 17, 1997 applied
    retroactively........................... 2,573     857   1,922     640      (1,497)       --      --       --         --
                                             -----   ------  -----   ------    -------   --------    ---   -------  ---------
BALANCES AT JANUARY 31, 1994, AS RESTATED... 7,719   2,572   5,768   1,922      44,014    96,934      --       --    145,442
  Net earnings..............................                                              41,916                      41,916
  Dividends -- $.13 per share...............                                              (1,798)                     (1,798)
                                             -----   ------  -----   ------    -------   --------    ---   -------  ---------
BALANCES AT JANUARY 31, 1995, AS RESTATED... 7,719   2,572   5,768   1,922      44,014   137,052      --       --    185,560
  Net earnings..............................                                               8,786                       8,786
  Dividends -- $.17 per share...............                                              (2,248)                     (2,248)
  Conversion of Class B shares to Class A
    shares..................................   188      63    (188)    (63)                                               --
  Purchase of treasury stock................                                                         116   (2,509)    (2,509)
                                             -----   ------  -----   ------    -------   --------    ---   -------  ---------
BALANCES AT JANUARY 31, 1996, AS RESTATED... 7,907   2,635   5,580   1,859      44,014   143,590     116   (2,509)   189,589
  Net earnings..............................                                              12,071                      12,071
  Dividends:
    Annual 1996 -- $.21 per share...........                                              (2,797)                     (2,797)
    Quarterly 1997 -- $.06 per share........                                                (787)                       (787)
  Conversion of Class B shares to Class A
    shares..................................    25       8     (25)     (8)                                               --
  Purchase of treasury stock................                                                         259   (6,080)    (6,080)
  Cash in lieu of fractional shares from
    three-for-two stock split...............                                       (18)                                  (18)
                                             -----   ------  -----   ------    -------   --------    ---   -------  ---------
BALANCES AT JANUARY 31, 1997................ 7,932   $2,643  5,555   $1,851   $ 43,996   $152,077    375   $(8,589) $191,978
                                             =====   ======  =====   ======    =======   ========    ===   =======  =========

The accompanying notes are an integral part of these consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Years Ended January 31,
                                                     ----------------------------------
                                                       1997         1996         1995
                                                     --------     --------     --------
                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Rents and other revenues received..............    $530,597     $508,494     $480,470
  Proceeds from land sales.......................      44,297       44,740       42,493
  Land development expenditures..................     (25,741)     (24,163)     (33,430)
  Operating expenditures.........................    (352,372)    (324,553)    (238,655)
  Interest paid..................................    (134,554)    (132,009)    (118,573)
                                                     --------     --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES...      62,227       72,509      132,305
                                                     --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures...........................    (157,601)    (122,878)    (121,602)
  Proceeds from disposition of properties........      26,040       15,950       15,264
  Investments in and advances to affiliates......      (3,342)      (5,920)     (25,967)
                                                     --------     --------     --------
     NET CASH USED IN INVESTING ACTIVITIES.......    (134,903)    (112,848)    (132,305)
                                                     --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in mortgage and long-term debt........     175,202      103,993       99,894
  Payments on long-term debt.....................     (26,932)     (12,873)     (17,555)
  Principal payments on mortgage debt on real
     estate......................................     (55,880)     (43,631)     (34,228)
  Increase in notes payable......................      22,820        6,140          434
  Payments on notes payable......................      (6,263)      (8,624)     (17,277)
  Increase in cash restricted for letter of
     credit......................................     (15,200)          --           --
  Payment of deferred financing costs............     (10,037)      (7,242)      (4,790)
  Purchase of treasury stock.....................      (6,080)      (2,509)          --
  Dividends paid to shareholders.................      (2,797)      (2,248)      (1,798)
                                                     --------     --------     --------
       NET CASH PROVIDED BY FINANCING
          ACTIVITIES.............................      74,833       33,006       24,680
                                                     --------     --------     --------
NET INCREASE (DECREASE) IN CASH..................       2,157       (7,333)      24,680
CASH AT BEGINNING OF YEAR........................      39,145       46,478       21,798
                                                     --------     --------     --------
CASH AT END OF YEAR..............................    $ 41,302     $ 39,145     $ 46,478
                                                     ========     ========     ========

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                                                      For the Years Ended January 31,
                                                     ----------------------------------
                                                       1997         1996         1995
                                                     --------     --------     --------
                                                     (in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
NET EARNINGS.....................................    $ 12,071     $  8,786     $ 41,916
  Depreciation...................................      52,979       50,821       49,869
  Amortization...................................      20,325       14,895       15,711
  Deferred income taxes..........................      10,377       11,461       24,201
  Provision for decline in real estate...........      12,263        9,581       10,133
  (Gain) loss on disposition of properties.......     (17,574)         754       30,835
  Extraordinary gain.............................      (4,797)      (3,055)     (90,823)
  Decrease (increase) in land held for
     development or sale.........................       8,980        2,887       (5,768)
  (Increase) decrease in notes and accounts
     receivable..................................     (40,579)      29,425          947
  (Increase) decrease in inventories.............      (7,583)      (2,237)      24,271
  Increase (decrease) in accounts payable and
     accrued expenses............................      40,225      (29,232)      37,403
  (Decrease) increase in deferred profit.........      (3,542)       2,942         (592)
  (Increase) in other assets.....................     (20,918)     (24,519)      (5,798)
                                                     --------     --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES...    $ 62,227     $ 72,509     $132,305
                                                     ========     ========     ========

Supplemental Non-Cash Disclosure:

     The following items represent the non-cash effect of reductions in the Company's interest in Granite Development Partners, L.P. and the Clark Building, and the disposition of the Company's interest in Beachwood Place, during the fiscal year ended January 31, 1997 and an increase in the Company's interest in Liberty Center during the fiscal year ended January 31, 1996.

Operating Activities
  Land held for development or sale..............    $ 15,650     $     --     $     --
  Notes and accounts receivable..................       3,797           --           --
  Other assets...................................       5,175           --           --
  Accounts payable and accrued expenses..........      (5,311)          --           --
                                                     --------     --------     --------
       Total effect on operating activities......    $ 19,311     $     --     $     --
                                                     ========     ========     ========
Investing Activities
  Capital expenditures...........................    $ 16,085     $(15,714)    $     --
  Investments in and advances to affiliates......       3,338           --           --
                                                     --------     --------     --------
       Total effect on investing activities......    $ 19,423     $(15,714)    $     --
                                                     ========     ========     ========
Financing Activities
  Mortgage and long-term debt....................    $(39,362)    $ 15,714     $     --
  Notes payable..................................         628           --           --
                                                     --------     --------     --------
       Total effect on financing activities......    $(38,734)    $ 15,714     $     --
                                                     ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Forest City Enterprises, Inc. is a major, vertically integrated national real estate company with four principal business groups. The COMMERCIAL GROUP develops, acquires, owns and operates shopping centers, office buildings and mixed-use projects including hotels. The RESIDENTIAL GROUP develops or acquires, and owns and operates the Company's multi-family properties. The LAND GROUP owns and develops raw land into master planned communities and other residential developments for resale. The LUMBER TRADING GROUP operates the Company's lumber wholesaling business.

     Forest City Enterprises, Inc. owns approximately $2.5 billion of properties at cost in 20 states and Washington, D.C. The Company's executive offices are in Cleveland, Ohio. Regional offices are located in New York, Los Angeles, Boston, Chicago, Portland, Tucson, Detroit and Washington, D.C.

FISCAL YEAR

     The years 1996, 1995 and 1994 refer to the fiscal years ended January 31, 1997, 1996 and 1995, respectively.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Forest City Enterprises, Inc. and all wholly-owned subsidiaries ("Enterprises" and the "Company"). The Company also includes its proportionate share of the assets, liabilities and results of operations of its real estate partnerships, joint ventures and majority-owned corporations. These entities are included as of their respective fiscal year-ends (generally December 31).

     All significant intercompany accounts and transactions between consolidated entities have been eliminated. Entities which the Company does not control are accounted for on the equity method. Undistributed earnings of such entities included in retained earnings are $418,000 at January 31, 1997.

     The Company is required to make estimates and assumptions when preparing its financial statements and accompanying notes in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Certain prior years' amounts in the accompanying financial statements have been reclassified to conform to the current year's presentation. The Consolidated Statements of Cash Flows have been presented using the direct method, whereas the indirect method was used in prior years.

RECOGNITION OF REVENUE AND PROFIT

     REAL ESTATE SALES -- The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 66, "Accounting for Sales of Real Estate" for reporting the disposition of properties.

     LEASING OPERATIONS -- The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the shopping centers and office buildings range from 1 to 25 years, excluding leases with anchor tenants. Minimum rent revenues are recognized when due from tenants. Leases with most shopping center tenants provide for percentage rents when the tenants' sales volumes exceed stated amounts. The Company is also reimbursed for certain expenses related to operating its commercial properties.

     LUMBER BROKERAGE -- The Company recognizes the gross margin on these sales as revenue. Sales invoiced for the years 1996 through 1994 were approximately $2,884,000,000, $2,337,500,000 and $2,697,500,000, respectively.

     CONSTRUCTION -- Revenue and profit on long-term fixed-price contracts are reflected under the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.

RECOGNITION OF COSTS AND EXPENSES

     Operating expenses primarily represent the recognition of operating costs, administrative expenses and taxes other than income taxes.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
     For financial reporting purposes, interest and real estate taxes during development and construction are capitalized as a part of the project cost.

     Depreciation is generally computed on a straight-line method over the estimated useful asset lives. The estimated useful lives of buildings range from 20 to 50 years.

     Major improvements are capitalized and expensed through depreciation charges. Repairs, maintenance and minor improvements are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Earnings.

     The Company periodically reviews its properties to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate.

LAND OPERATIONS

     Land held for development or sale is stated at the lower of carrying amount or fair value less cost to sell.

INVENTORIES

     The lumber brokerage inventories are stated at the lower of cost or market. Inventory cost is determined by specific identification and average cost methods.

OTHER ASSETS

     Included in other assets are costs incurred in connection with obtaining financing, which are deferred and amortized over the life of the related debt. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized on the straight-line method over the lives of the related leases.

INCOME TAXES

     Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year-end. The Company has recognized the benefits of its tax loss carryforward and general business tax credits which it expects to use as a reduction of the deferred tax expense.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company determined the estimated fair value of its debt and hedging instruments by aggregating the various types (i.e. fixed-rate versus variable-rate debt) and discounting future cash payments at interest rates that the Company believes approximates the current market. There was no material difference in the carrying amount and the estimated fair value of the Company's total mortgage debt and hedging instruments.

INTEREST RATE PROTECTION AGREEMENTS

     The Company maintains a practice of hedging its variable interest rate risk by purchasing interest rate caps or entering into interest rate swap agreements for periods of one to five years. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institution from which the interest rate protection was purchased to cover all of its obligations. To mitigate this exposure, the Company purchases its interest rate protection from either the institution that holds the debt or from institutions with a minimum A credit rating.

     The cost of interest rate protection is capitalized in other assets in the Consolidated Balance Sheets and amortized over the benefit period as interest expense in the Consolidated Statements of Earnings.

STOCK-BASED COMPENSATION

     The Company follows Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees", and related Interpretations to account for stock-based compensation. As such,

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee is required to pay for the stock.

STOCK SPLIT

     On December 11, 1996, the Board of Directors declared a three-for-two stock split of the Company's common stock payable February 17, 1997 to shareholders of record on February 3, 1997. The stock split was effected as a stock dividend. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity by transferring the par value of the additional shares issued from the additional paid-in capital account to the common stock accounts. All share and per share data included in this annual report, including stock option plan information, have been restated to reflect the stock split.

EARNINGS PER SHARE

     Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during the year of 13,155,236 in 1996, 13,480,164 in 1995 and 13,487,421 in 1994. Stock options outstanding during 1996 did not have a material dilutive effect on earnings per share.

CAPITAL STOCK

     Class B common stock is convertible into Class A common stock on a share-for-share basis. The 1,000,000 authorized shares of preferred stock without par value, none of which have been issued, may be convertible into Class A common stock.

     Class A common shareholders elect 25% of the members of the Board of Directors and Class B common shareholders elect the remaining directors annually. The Company currently has 12 directors.

     During 1996, the Company repurchased 232,950 shares of Class A and 26,550 shares of Class B common stock, and during 1995, the Company repurchased 3,000 shares of Class A and 112,500 shares of Class B common stock. All these shares were held in treasury at January 31, 1997.

NEW ACCOUNTING STANDARD

     Effective February 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that long-lived assets to be held and used or disposed of should be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 and determined that no impairment loss is required to be recognized for real estate held and used or to be disposed of in the current year.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

B. REAL ESTATE AND RELATED ACCUMULATED DEPRECIATION AND NONRECOURSE MORTGAGE
   DEBT

     The components of real estate cost and related nonrecourse mortgage debt are presented below.

                                                              January 31, 1997
                                            ----------------------------------------------------
                                                            Less                     Nonrecourse
                                              Total      Accumulated       Net        Mortgage
                                               Cost      Depreciation     Cost          Debt
                                            ----------   -----------   -----------   -----------
                                                               (in thousands)
    Completed rental properties
      Residential.........................  $  605,201   $  110,467    $   494,734   $   496,545
      Commercial
         Shopping centers.................     787,468      125,721        661,747       682,596
         Office and other buildings.......     835,190      151,545        683,645       657,189
      Corporate and other equipment.......      19,534       12,097          7,437            --
                                            ----------     --------     ----------    ----------
                                             2,247,393      399,830      1,847,563     1,836,330
                                            ----------     --------     ----------    ----------
    Projects under development
      Residential.........................      46,564           --         46,564         9,601
      Commercial
         Shopping centers.................      91,223           --         91,223         8,729
         Office and other buildings.......      82,350           --         82,350        12,070
                                            ----------     --------     ----------    ----------
                                               220,137           --        220,137        30,400
                                            ----------     --------     ----------    ----------
    Land held for development or sale.....      52,649           --    52,649.....        31,698
                                            ----------     --------     ----------    ----------
                                            $2,520,179   $  399,830    $ 2,120,349   $ 1,898,428
                                            ==========     ========     ==========    ==========

C. NOTES AND ACCOUNTS RECEIVABLE, NET

     Notes and accounts receivable are summarized below.

                                                                           January 31,
                                                                      ---------------------
                                                                        1997        1996
                                                                      ---------   ---------
                                                                      (in thousands)
    Lumber brokerage................................................  $ 153,944   $ 116,295
    Real estate sales...............................................     14,509      13,862
    Syndication activities..........................................     12,865      15,072
    Receivable from tenants.........................................     12,795      12,527
    Other receivables...............................................     15,840      14,108
                                                                       --------    --------
                                                                        209,953     171,864
    Allowance for doubtful accounts.................................     (4,994)     (3,687)
                                                                       --------    --------
                                                                      $ 204,959   $ 168,177
                                                                       ========    ========

     Notes receivable at January 31, 1997 of $24,536,000, reflected in real estate sales and syndication activities in the table above, are collectible primarily over five years, with $15,488,000 being due within one year. The weighted average interest rate at January 31, 1997 and 1996 was 9.2% and 11.8%, respectively.

     In July 1996, the Lumber Trading Group entered into a three-year agreement under which it is selling an undivided interest in a pool of accounts receivable up to a maximum of $90,000,000. At January 31, 1997 and 1996, the Company had received $34,000,000 and $27,000,000, respectively, as net proceeds from this transaction. The program is non-recourse to the Company and the Company bears no risk as to the collectability of the accounts receivable. An interest in additional accounts receivable may be sold as collections reduce previously sold interests.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

D. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Included in accounts payable and accrued expenses at January 31, 1997 and 1996 are book overdrafts of approximately $66,971,000 and $48,316,000, respectively. The overdrafts are a result of the Company's cash management program and represent checks issued but not yet presented to a Company bank for collection.

E. NOTES PAYABLE

     The components of notes payable, which represent indebtedness whose original maturity dates are within one year of issuance, are as follows.

                                                                           January 31,
                                                                        ------------------
                                                                         1997       1996
                                                                        -------    -------
                                                                        (in thousands)
     Payable To
       Banks..........................................................  $15,191    $12,743
       Other..........................................................   21,850      7,113
                                                                        -------    -------
                                                                        $37,041    $19,856
                                                                        =======    =======

     Notes payable to banks reflect borrowings on the Lumber Trading Group's $46,000,000 bank lines of credit. The Company has the right to borrow an additional $10,000,000 for up to 90 days through May 31, 1997 under these bank lines of credit. Borrowings under these bank lines of credit, which are non-recourse to the Company, are collateralized by all the assets of the Lumber Trading Group and bear interest at prime and has a fee of 1/5% per annum on the unused portion of the available commitment. These bank lines of credit are subject to review and extension annually. The weighted average interest rate was 8.3% and 8.9% at January 31, 1997 and 1996, respectively.

     Interest expense on notes payable was $5,166,000 in 1996, $5,078,000 in 1995 and $5,321,000 in 1994. Interest actually paid on notes payable was $5,097,000 in 1996, $5,129,000 in 1995 and $5,527,000 in 1994.

F. MORTGAGE DEBT, NONRECOURSE

     Mortgage debt, which is collateralized by completed rental properties, projects under development and certain undeveloped land, is as follows.

                                                                  January 31,
                                                -----------------------------------------------
                                                        1997                       1996
                                                --------------------       --------------------

                                                            (dollars in thousands)
                                                             RATE(1)                    Rate(1)
                                                             -------                    -------
     Fixed....................................  $917,547...    7.96%       $  738,217     8.09%
     Variable --
       Taxable(2).............................     769,169     7.38           910,767     7.16
       Tax-Exempt.............................     134,302     4.38           128,199     4.13
     UDAG and other subsidized loans..........      77,410     2.60            54,876     2.56
                                                ----------                 ----------
                                                $1,898,428     7.25        $1,832,059     7.19
                                                ==========                 ==========

---------------

(1) The weighted average interest rates shown above include both the base index and the lender margin.

(2) At February 1, 1997, $330,385,000 of this debt is subject to interest rate swaps as described below.

     Debt related to projects under development at January 31, 1997 totals $30,400,000, out of a total commitment from lenders of $93,461,000. Of this outstanding debt, $25,288,000 is variable-rate debt and $5,112,000 is fixed-rate debt. The Company generally borrows funds for development and construction projects with maturities of three to seven years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally obtains long-term fixed-rate financing.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

F. MORTGAGE DEBT, NONRECOURSE -- CONTINUED
     As of January 31, 1997, the Company had entered into $378,385,000 of London Interbank Offered Rate ("LIBOR") interest rate swap agreements for durations ranging from one to five years, as follows.

 SWAP BASE                               PRINCIPAL
LIBOR RATE            PERIOD            OUTSTANDING
-----------    --------------------    --------------
                                       (in thousands)
   6.25%       03/15/96 - 12/29/00        $ 21,624
   6.28%       04/15/96 - 04/15/99          99,095
   6.54%       06/03/96 - 10/31/00          58,052
   6.64%       01/02/97 - 01/04/99          39,750
   6.21%       02/01/97 - 02/01/98          80,000
   6.28%       05/01/96 - 11/12/01          31,864
   6.25%       05/01/97 - 02/01/98          48,000
                                           -------
                                          $378,385
                                           =======

     The effect of these interest rate swap agreements reduces the Company's outstanding taxable variable-rate debt at February 1, 1997, to $438,784,000, which is 23.1% of the total mortgage debt.

     In addition, the Company has purchased LIBOR interest rate caps ranging from 6.50% to 9.85% on $40,969,000 of its variable-rate debt with varying expiration dates through February 1, 2001.

     The Urban Development Action Grants and other subsidized loans bear interest at rates which are below prevailing commercial lending rates and are granted to the Company as an inducement to develop real estate in economically underdeveloped areas. A right to participate by the local government in the future cash flows of the project is generally a condition of these loans. Participation in annual cash flows generated from operations is recognized as an expense in the period earned. Participation in appreciation and cash flows resulting from a sale or refinancing is recorded as an expense at the time of sale or is capitalized as additional basis and amortized if amounts are paid prior to the disposition of the property.

     Mortgage debt maturities for the next five years ending January 31 are as follows: 1998, $288,915,000; 1999, $167,563,000; 2000, $416,612,000; 2001,
$318,753,000 and 2002, $98,186,000.

     The Company is engaged in discussions with its current lenders and is actively pursuing new lenders to extend and refinance the mortgage debt that matures. The Company intends to convert a significant portion of its existing variable-rate debt to fixed-rate mortgages in order to reduce the volatility in the Company's project mortgage interest expense.

     Interest incurred on mortgage debt was $129,241,000 in 1996, $126,520,000 in 1995 and $110,899,000 in 1994, of which $1,383,000, $2,861,000 and $2,156,000 was capitalized, respectively. Interest actually paid on mortgage debt, net of capitalized interest, was $122,341,000 in 1996, $118,889,000 in 1995 and
$105,256,000 in 1994.

G. LONG-TERM DEBT

     Long-term debt is as follows.

                                                                         January 31,
                                                                     --------------------
                                                                      1997         1996
                                                                     -------     --------
                                                                        (in thousands)
     Term loan.....................................................  $45,000     $ 55,000
     Revolving credit agreement....................................   48,000       53,000
     Other debt....................................................    1,923        5,061
                                                                     -------     --------
                                                                     $94,923     $113,061
                                                                     =======     ========

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

G. LONG-TERM DEBT -- CONTINUED
     At January 31, 1997, the Company had a term loan maturing July 1, 2001 and an $80,000,000 revolving credit agreement maturing July 25, 1998. The term loan requires quarterly principal payments of $2,500,000. The revolving credit agreement allows for up to $20,000,000 in outstanding letters of credit (none of which were outstanding at January 31, 1997), which shall reduce the revolving credit portion available to the Company. At its maturity, the revolving credit agreement may be renewed annually or converted to a seven-year term loan by the Company. The term loan and revolving credit agreement provide, among other things, for 1) interest rates which range from 1/4% to 3/4% over the prime rate or 2% to 2 1/2% over LIBOR; 2) the maintenance of a specified level of net worth and cash flows (as defined); and 3) a restriction on dividend payments. At January 31, 1997, approximately $7,203,000 of retained earnings were available for payment of dividends.

     The Company has entered into an interest rate swap agreement to fix $87,000,000 of the term loan and revolving credit agreement at the base LIBOR rate of 6.21% plus lender margin for the period February 1, 1997 to February 1, 1998.

     Interest rates on the other debt ranged primarily from 6.1% to 12.3% at January 31, 1997.

     Maturities of other debt for the next five years ending January 31 are as follows: 1998, $850,000; 1999, $794,000; 2000, $151,000; 2001, $80,000; and
2002, $22,000.

     Interest incurred on long-term debt was $6,982,000 in 1996, $7,764,000 in 1995 and $7,650,000 in 1994 of which $6,642,000, $6,500,000 and $4,893,000 was capitalized, respectively. Interest actually paid on long-term debt was $7,116,000 in 1996, $7,991,000 in 1995 and $7,790,000 in 1994.

CONSOLIDATED INTEREST

     Total interest incurred on all forms of indebtedness (included in Notes E, F and G) was $141,389,000 in 1996, $139,362,000 in 1995 and $123,870,000 in 1994
of which $8,025,000, $9,361,000 and $7,049,000 was capitalized, respectively. Interest paid on all forms of indebtedness was $134,554,000 in 1996, $132,009,000 in 1995 and $118,573,000 in 1994.

H. INCOME TAXES

     The provision (benefit) for income taxes consists of the following components.

                                                           For the Years Ended January 31,
                                                           --------------------------------
                                                            1997        1996         1995
                                                           -------     -------     --------
                                                                    (in thousands)
     Current
       Federal...........................................  $   896     $   159     $  4,764
       Foreign...........................................      580         143           63
       State.............................................      459          68        1,230
                                                           -------     -------     --------
                                                             1,935         370        6,057
                                                           -------     -------     --------
     Deferred
       Federal...........................................    6,985       6,083       (9,945)
       Foreign...........................................     (126)         --           --
       State.............................................    4,157       4,170       (2,076)
                                                           -------     -------     --------
                                                            11,016      10,253      (12,021)
                                                           -------     -------     --------
     Total provision (benefit)...........................  $12,951     $10,623     $ (5,964)
                                                           =======     =======     ========

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

H. INCOME TAXES -- CONTINUED
     The effective tax rate for income taxes varies from the federal statutory rate of 35% for 1996, 1995 and 1994 due to the following items.

                                                           For the Years Ended January 31,
                                                           --------------------------------
                                                            1997        1996         1995
                                                           -------     -------     --------
                                                                    (in thousands)
     Statement earnings (loss) before income taxes.......  $22,122     $17,562     $(24,497)
                                                           =======     =======     ========
     Income taxes computed at the statutory rate.........  $ 7,742     $ 6,146     $ (8,574)
     Increase (decrease) in tax resulting from:
       State taxes, net of federal benefit...............    3,000       2,220         (839)
       Contribution carryover............................      811         520          494
       Nondeductible lobbying costs......................      811          --           --
       Adjustment of prior estimated taxes...............     (111)        566          589
       Valuation allowance...............................      351         897          102
       Losses without tax benefits.......................       --          --        2,067
       Other items.......................................      347         274          197
                                                           -------     -------     --------
     Total provision (benefit)...........................  $12,951     $10,623     $ (5,964)
                                                           =======     =======     ========

     An analysis of the deferred tax provision (benefit) is as follows.

                                                           For the Years Ended January 31,
                                                           --------------------------------
                                                            1997        1996         1995
                                                           -------     -------     --------
                                                                    (in thousands)
     Excess of tax over statement depreciation and
       amortization......................................  $ 4,730     $ 5,743     $  8,046
     Allowance for doubtful accounts deducted for
       statement purposes................................     (349)        461         (464)
     Costs on land and rental properties under
       development expensed for tax purposes.............    3,244        (515)         366
     Revenues and expenses recognized in different
       periods for tax and statement purposes............   (2,652)      6,224      (14,893)
     Development fees deferred for statement purposes....     (109)     (1,326)        (400)
     Provision for decline in real estate................   (1,650)      3,547       (3,547)
     Deferred state taxes, net of federal benefit........    2,392       2,565          757
     Interest on construction advances deferred for
       statement purposes................................     (189)       (953)       1,609
     Benefits of tax loss carryforward recognized against
       deferred taxes....................................    3,187      (5,656)      (1,869)
     Deferred compensation...............................    2,061        (734)      (1,728)
     Valuation allowance.................................      351         897          102
                                                           -------     -------     --------
     Deferred provision (benefit)........................  $11,016     $10,253     $(12,021)
                                                           =======     =======     ========

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

H. INCOME TAXES -- CONTINUED
     The types of differences that give rise to significant portions of the deferred income tax liability are as follows.

                                                                 TEMPORARY        DEFERRED TAX
                                                                DIFFERENCES     (ASSET)LIABILITY
                                                                -----------     ----------------
                                                                         (in thousands)
     Depreciation.............................................   $ 237,653          $ 93,992
     Capitalized costs........................................     142,517            56,365
     Net operating losses.....................................     (88,868)          (35,147)
     General business credits.................................          --            (3,601)
     Other....................................................       2,996             3,879
                                                                  --------          --------
                                                                 $ 294,298          $115,488
                                                                  ========          ========

     Income taxes paid (refunded) totaled $830,000, $(888,000) and $3,244,000 in 1996, 1995 and 1994, respectively. At January 31, 1997, the Company had a net operating loss carryforward for tax purposes of $88,868,000 which will expire in the years ending January 31, 2005 through January 31, 2011 and general business credits carryovers of $3,601,000 which will expire in the years ending January 31, 2003 through January 31, 2011. The Company's deferred tax liability at January 31, 1997 is comprised of deferred liabilities of $194,574,000, deferred assets of $83,832,000 and a valuation allowance related to state taxes and general business credits of $4,746,000.

I. SEGMENT INFORMATION

     Principal business groups are determined by the type of customer served or the product sold. The COMMERCIAL GROUP develops, acquires, owns and operates shopping centers, office buildings and mixed-use projects including hotels. The RESIDENTIAL GROUP develops or acquires, and owns and operates the Company's multi-family properties. The LAND GROUP owns and develops raw land into master planned communities and other residential developments for resale to users principally in Arizona, Florida, Nevada, New York and Ohio. The LUMBER TRADING GROUP operates the Company's lumber wholesaling business. CORPORATE includes interest on corporate borrowings and general administrative expenses. The following tables summarize selected financial data by business segment for the fiscal years ended January 31, 1997, 1996 and 1995.

                                                                            For the Years Ended January 31,
                                                             -------------------------------------------------------------
                                                                                                 Earnings (Loss) Before
                                                                        Revenues                      Income Taxes
                                                             ------------------------------   ----------------------------
                                                               1997       1996       1995      1997      1996       1995
                                                             --------   --------   --------   -------   -------   --------
                                                                                    (in thousands)
Commercial Group...........................................  $309,834   $294,241   $258,966   $(1,656)  $12,283   $  7,482
Residential Group(1).......................................   116,525    105,749    128,124     6,795     7,238      4,880
Land Group.................................................    53,888     42,889     48,894     6,007     3,823      3,290
Lumber Trading Group(2)....................................   124,491     81,093     80,590     8,966     5,826      4,906
Provision for decline in real estate.......................        --         --         --   (12,263)   (9,581)   (10,133)
Gain (loss) on disposition of properties...................        --         --         --    17,574      (754)   (30,835)
Corporate..................................................     5,711      5,461      6,034    (3,301)   (1,273)    (4,087)
                                                             --------   --------   --------   --------  -------   --------
    Consolidated...........................................  $610,449   $529,433   $522,608   $22,122   $17,562   $(24,497)
                                                             ========   ========   ========   ========  =======   ========

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

I. SEGMENT INFORMATION -- CONTINUED

                                                                                   For the Years Ended January 31,
                                                                    -------------------------------------------------------------
                                                                                             Real Estate
                                                                    -------------------------------------------------------------
                                    Identifiable Assets at                                                 Depreciation and
                                         January 31,                        Additions, net                   Amortization
                             ------------------------------------   -------------------------------   ---------------------------
                                1997         1996         1995        1997       1996       1995       1997      1996      1995
                             ----------   ----------   ----------   --------   --------   ---------   -------   -------   -------
                                                                        (in thousands)
Commercial Group...........  $1,699,056   $1,640,810   $1,566,320   $ 84,972   $ 83,623   $  95,264   $54,875   $49,572   $46,870
Residential Group(1).......     642,873      613,480      614,609     26,120     27,612    (184,465)   15,419    14,001    17,108
Land Group.................      88,953      121,031      126,680    (25,658)    (8,887)      5,791       748        59        90
Lumber Trading Group.......     209,901      172,305      175,107      2,285       (504)        542     2,140     1,962     1,377
Corporate..................     100,622       83,420      102,018      7,377      1,103         (62)      122       122       135
                             ----------   ----------   ----------   --------   --------   ---------   -------   -------   -------
    Consolidated...........  $2,741,405   $2,631,046   $2,584,734   $ 95,096   $102,947   $ (82,930)  $73,304   $65,716   $65,580
                             ==========   ==========   ==========   ========   ========   =========   =======   =======   =======

---------------

(1) The Residential Group includes the Company's apartment and residential development divisions. In prior years, these divisions were reported separately. Segment information for the years ended January 31, 1996 and 1995 in this Note I combines these divisions to conform to the current year presentation.

(2) The Company recognizes the gross margin on lumber brokerage sales as revenue. Sales invoiced for the years ended January 31,1997, 1996 and 1995 were approximately $2,884,000,000, $2,337,500,000 and $2,697,500,000,
    respectively.

J. LEASES

THE COMPANY AS LESSOR

     The following summarizes the minimum future rental income to be received on noncancelable operating leases of commercial properties that generally extend for periods of more than one year.

                                                                            FOR THE YEARS
                                                                          ENDING JANUARY 31,
                                                                          ------------------
                                                                            (in thousands)
     1998...............................................................      $  152,852
     1999...............................................................         149,394
     2000...............................................................         142,181
     2001...............................................................         134,404
     2002...............................................................         116,515
     Later years........................................................         823,259
                                                                              ----------
          Total minimum future rentals..................................      $1,518,605
                                                                              ==========

     Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes and operating costs. Other charges amounted to $94,033,000, $84,533,000 and $83,881,000 in 1996, 1995 and 1994,
respectively.

THE COMPANY AS LESSEE

     The Company is a lessee under various operating leasing arrangements for real property and equipment having terms expiring through 2076, excluding optional renewal periods.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

J. LEASES -- CONTINUED
     Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 1997 are as follows.

                                                              FOR THE YEARS
                                                            ENDING JANUARY 31,
                                                            ------------------
                                                              (in thousands)
                    1998..................................       $  9,425
                    1999..................................          8,711
                    2000..................................          6,874
                    2001..................................          6,373
                    2002..................................          5,651
                    Later years...........................        140,915
                                                                 --------
                      Total minimum lease payments........       $177,949
                                                                 ========

     Rent expense was $8,813,000, $6,986,000 and $6,468,000 for 1996, 1995 and
1994, respectively.

K. CONTINGENT LIABILITIES

     As of January 31, 1997, the Company has guaranteed loans totaling $1,661,000 and has $12,555,000 in outstanding letters of credit.

     The Company customarily guarantees lien-free completion of its construction. Upon completion the guarantees are released. The Company is also involved in certain claims and litigation related to its operations. Based upon the facts known at this time, management is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

L. STOCK OPTION PLAN

     During 1994, the Board of Directors of the Company and the shareholders approved the 1994 Stock Option Plan ("Plan"). Shares may be awarded under the Plan to key employees in the form of either incentive stock options or non-qualified stock options. The aggregate number of shares that may be awarded during the term of the Plan is 375,000 shares, subject to adjustments under the Plan. The maximum number of shares that may be awarded to any employee during any calendar year is 37,500 shares. The exercise price of all non-qualified and incentive stock options shall be at least equal to the fair market value of a share on the date the option is granted unless the grantee of incentive stock options constructively owns more than ten percent of the total combined voting power of all classes of stock of the Company, in which case the exercise price of each incentive stock option shall be not less than 110% of the fair market value of a share on the date granted. The Plan is administered by the Compensation Committee of the Board of Directors. During 1996, 180,900 Class A fixed stock options were granted. The options have a term of 10 years and vest over two to four years. No options were granted in 1994 and 1995.

     The Company applies APBO No. 25 and related Interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its Plan. During 1996, the Company adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Had compensation cost been determined in accordance with SFAS No. 123, net earnings and earnings per share for 1996 would have been reduced to the pro forma amounts indicated below.

                                                                       NET           EARNINGS
                                                                     EARNINGS        PER SHARE
                                                                  --------------     ---------
                                                                  (in thousands)
     As reported................................................     $ 12,071          $ .92
     Pro forma..................................................     $ 11,846          $ .90

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

L. STOCK OPTION PLAN -- CONTINUED
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grant in 1996: dividend yield of .5%; expected volatility of 30.7%; risk-free interest rate of 6.5%; and expected life of 8.7 years.

     A summary of stock option activity during 1996 is presented below.

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                                   SHARES       EXERCISE PRICE
                                                                  ---------     --------------
     Outstanding at beginning of year...........................         --
     Granted....................................................    180,900         $28.75
     Exercised..................................................         --
     Forfeited..................................................         --
                                                                  ---------
     Outstanding at end of year.................................    180,900         $28.75
                                                                  =========
     Options exercisable at year end............................         --
                                                                  =========
     Weighted average fair value of options granted during the
       year.....................................................  $   14.37
                                                                  =========
     Range of exercise prices...................................  $   28.75
                                                                  =========
     Weighted average remaining contractual life................  9.6 years
                                                                  =========

M. SUMMARIZED FINANCIAL INFORMATION

     Forest City Rental Properties Corporation ("Rental Properties") is a wholly-owned subsidiary engaged in the development, acquisition and management of real estate projects, including apartment complexes, regional malls and shopping centers, hotels, office buildings and mixed-use facilities. Condensed consolidated balance sheets and statements of earnings for Rental Properties and its subsidiaries follows.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

M. SUMMARIZED FINANCIAL INFORMATION -- CONTINUED
           FOREST CITY RENTAL PROPERTIES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             January 31,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
                                                                           (in thousands)
ASSETS
Real Estate
  Completed rental properties.......................................  $2,227,859     $2,085,284
  Projects under development........................................     215,960        246,240
                                                                      ----------     ----------
                                                                       2,443,819      2,331,524
  Less accumulated depreciation.....................................    (387,733)      (338,216)
                                                                      ----------     ----------
          Total Real Estate.........................................   2,056,086      1,993,308
Cash................................................................      14,194         24,430
Other Assets........................................................     267,596        250,171
                                                                      ----------     ----------
                                                                      $2,337,876     $2,267,909
                                                                      ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES
Mortgage debt, nonrecourse..........................................  $1,866,730     $1,767,910
Accounts payable and accrued expenses...............................     101,532        130,099
Long-term debt......................................................      93,467        108,049
Other liabilities and deferred credits..............................     157,466        150,143
                                                                      ----------     ----------
          Total Liabilities.........................................   2,219,195      2,156,201
                                                                      ----------     ----------
SHAREHOLDER'S EQUITY
Common stock and additional paid-in capital.........................       5,378          5,378
Retained earnings...................................................     113,303        106,330
                                                                      ----------     ----------
          Total Shareholder's Equity................................     118,681        111,708
                                                                      ----------     ----------
                                                                      $2,337,876     $2,267,909
                                                                      ==========     ==========

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

M. SUMMARIZED FINANCIAL INFORMATION -- CONTINUED
           FOREST CITY RENTAL PROPERTIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                              For the Years Ended January 31,
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
                                                                       (in thousands)
Revenues...................................................  $426,226     $398,576     $386,858
                                                             --------     --------     --------
Operating expenses.........................................   228,110      198,282      205,707
Interest expense...........................................   121,186      117,560      104,836
Provision for decline in real estate.......................    11,684        9,581       10,133
Depreciation and amortization..............................    70,221       63,557       63,956
                                                             --------     --------     --------
                                                              431,201      388,980      384,632
                                                             --------     --------     --------
Gain (loss) on disposition of properties...................    17,574         (754)     (30,835)
                                                             --------     --------     --------
EARNINGS (LOSS) BEFORE INCOME TAXES........................    12,599        8,842      (28,609)
INCOME TAX EXPENSE (BENEFIT)
  Current..................................................      (989)      (1,213)        (375)
  Deferred.................................................     9,515        6,925       (7,573)
                                                             --------     --------     --------
                                                                8,526        5,712       (7,948)
                                                             --------     --------     --------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN..............     4,073        3,130      (20,661)
Extraordinary gain, net of tax.............................     2,900        1,847       60,449
                                                             --------     --------     --------
NET EARNINGS...............................................  $  6,973     $  4,977     $ 39,788
                                                             ========     ========     ========

N. GAIN (LOSS) ON DISPOSITION AND EXTRAORDINARY GAIN

     During 1996, the Company recorded a gain on disposition of properties of $17,574,000, before tax of $7,976,000, primarily resulting from the sale of its 18.63% interest in Beachwood Place, a regional shopping center in suburban Cleveland, Ohio. In 1995, a loss on disposition of properties of $754,000, before tax of $276,000, was recognized on the sale of a California apartment complex.

     Extraordinary gains, net of tax, of $2,900,000 and $1,847,000 were recorded for 1996 and 1995, respectively. These gains were the result of the extinguishment of nonrecourse mortgage debt and related accrued interest on three rental properties. In 1994, loss on disposition of properties of $19,181,000, net of tax of $11,654,000, was recognized on the sale of Park LaBrea Towers, a 2,825-unit apartment complex located in Los
Angeles, California. Prior to the sale transaction, an extraordinary gain of $56,462,000, net of tax of $27,715,000, was recorded as a result of extinguishment of nonrecourse purchase money mortgage debt and related accrued interest.

     Also in 1994, two other rental properties recognized extraordinary gains on nonrecourse debt extinguishment, amounting to $3,987,000, net of tax.

O. SUBSEQUENT EVENT

     During February 1997, the Company settled litigation with the original land owner of Toscana, a 563-unit apartment complex in Irvine, California, and in connection therewith sold the property to the original land owner. As a result of these transactions, the Company recorded litigation settlement proceeds of $15,000,000, a pre-tax loss on disposition of the property of $35,505,000, and a pre-tax extraordinary gain of $18,272,000 related to the extinguishment of a portion of the nonrecourse mortgage debt. The net result of these transactions to the Company was a pre-tax loss of $2,233,000.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                                                             Quarter Ended
                                        ---------------------------------------------------------------------------------------
                                        JAN. 31,   OCT. 31,   JULY 31,    APR. 30,   Jan. 31,   Oct. 31,   July 31,    Apr. 30,
             FISCAL YEAR                  1997       1996       1996        1996       1996       1995       1995        1995
--------------------------------------  --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                 (in thousands, except per share data)
Revenues..............................  $169,177   $163,809   $ 148,492   $128,971   $170,643   $126,399   $ 120,807   $111,584
Earnings (loss) before income
  taxes(1)............................  $  2,065   $ 15,527   $   5,488   $   (958)  $ 21,131   $  1,706   $    (998)  $ (4,277)
Net earnings (loss) before
  extraordinary gain(1)(2)............  $   (759)  $  8,054   $   2,822   $   (946)  $ 10,450   $    601   $    (903)  $ (3,209)
Net earnings (loss)...................  $   (759)  $ 10,047   $   3,729   $   (946)  $ 10,450   $    601   $     944   $ (3,209)
Net earnings (loss) before
  extraordinary gain per common
  share(1)(2)(4)......................  $   (.05)  $    .61   $     .21   $   (.07)  $    .77   $    .04   $    (.06)  $   (.24)
Net earnings (loss) per common
  share(4)............................  $   (.05)  $    .76   $     .28   $   (.07)  $    .77   $    .04   $     .08   $   (.24)
Dividends declared per common
  share(3)(4)
  Annual dividend
    Class A...........................  $     --   $    .21   $      --   $     --   $     --   $    .17   $      --   $     --
    Class B...........................  $     --   $    .21   $      --   $     --   $     --   $    .17   $      --   $     --
  Quarterly dividend
    Class A...........................  $    .06   $     --   $      --   $     --   $     --   $     --   $      --   $     --
    Class B...........................  $    .06   $     --   $      --   $     --   $     --   $     --   $      --   $     --
Market price range of common stock(4)
  Class A
    High..............................  $  41.67   $  33.08   $   28.08   $  25.50   $  24.50   $  26.33   $   26.33   $  23.50
    Low...............................  $  32.67   $  27.83   $   24.50   $  22.00   $  21.33   $  24.50   $   22.00   $  20.25
  Class B
    High..............................  $  40.67   $  32.67   $   28.08   $  25.42   $  24.33   $  26.00   $   26.25   $  23.58
    Low...............................  $  32.75   $  27.92   $   24.92   $  22.17   $  21.33   $  24.50   $   22.33   $  20.75

---------------

Both classes of common stock are traded on the American Stock Exchange ("Exchange") under the symbols, FCEA and FCEB. High and low prices shown are based upon data provided by the Exchange.

As of March 4, 1997, the number of registered holders of Class A and Class B common stock were 883 and 687, respectively.
(1) Third quarter 1996 data has been restated to reflect the reclassification of $3,297,000, before taxes, from provision for decline in real estate to extraordinary gain. This reclassification represents a $.15 reduction in net earnings (loss) before extraordinary gain per common share, but has no effect on net earnings of the Company.

(2) Excludes the extraordinary gain, net of tax of $2,900,000 ($.22 per share) and $1,847,000 ($.14 per share), in fiscal 1996 and 1995, respectively. These items are explained in Note N in the Notes to Consolidated Financial Statements.

(3) Future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. Approximately $7,203,000 of retained earnings were available for payment of dividends as of January 31, 1997, under the restrictions contained in the term loan and revolving credit agreement with a group of banks.

(4) Adjusted for three-for-two split of Class A and Class B common stock effective February 17, 1997.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                                 BALANCE AT      CHARGED TO                    BALANCE AT
                                                 BEGINNING       COSTS AND                       END OF
                  DESCRIPTION                    OF PERIOD        EXPENSES    DEDUCTIONS         PERIOD
-----------------------------------------------  ----------      ----------   ----------       ----------
                                                                      (in thousands)
Allowance for doubtful accounts
  Year Ended January 31, 1997..................    $3,687          $2,714       $1,407(A)        $4,994
                                                   ------          ------       ------           ------
  Year Ended January 31, 1996..................    $4,208          $  714       $1,235(A)        $3,687
                                                   ------          ------       ------           ------
  Year Ended January 31, 1995..................    $5,322          $1,320       $2,434(A)        $4,208
                                                   ------          ------       ------           ------

---------------

(A) Uncollectible accounts written off.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                      GROSS AMOUNT AT
                                                                                                       WHICH CARRIED
                                           INITIAL COST              COST CAPITALIZED                   AT CLOSE OF
                                            TO COMPANY                  SUBSEQUENT                    JANUARY 31, 1997
                     AMOUNT OF      ---------------------------       TO ACQUISITION        ------------------------------------
                    ENCUMBRANCE                    BUILDINGS      -----------------------               BUILDINGS
  DESCRIPTION OF   AT JANUARY 31,                     AND                        CARRYING                  AND          TOTAL
     PROPERTY           1997          LAND      IMPROVEMENTS(A)   IMPROVEMENTS    COSTS       LAND     IMPROVEMENTS     (B)(C)
------------------ --------------   ---------   ---------------   ------------   --------   --------   ------------   ----------
                   (in thousands)
Apartments:
  Miscellaneous
    investments...  $    496,545    $  50,070     $   499,726       $ 27,484     $ 27,921   $ 72,508    $  532,693    $  605,201
Shopping Centers:
  Cleveland,
    Ohio..........        62,304           --         137,137          7,861        6,150         --       151,148       151,148
  Miscellaneous
    investments...       620,292       53,299         438,542        112,171       32,308     64,117       572,203       636,320
Office Buildings:
  New York,
    New York......       133,946           --         127,659          1,218        3,235         --       132,112       132,112
  Miscellaneous
    investments...       523,243       15,295         504,885        163,267       19,631     20,055       683,023       703,078
Leasehold
  improvements and
  other equipment:
    Miscellaneous
      investments             --           --          19,534             --           --         --        19,534        19,534
Under
  Construction:
    Miscellaneous
      investments         30,400       51,480         168,657             --           --     51,480       168,657       220,137
Undeveloped Land:
    Miscellaneous
     investments..        31,698       52,649              --             --           --     52,649            --        52,649
                      ----------    ---------      ----------       --------     --------   --------    ----------    ----------
    Total.........  $  1,898,428    $ 222,793     $ 1,896,140       $312,001     $ 89,245   $260,809    $2,259,370    $2,520,179
                      ==========    =========      ==========       ========     ========   ========    ==========    ==========


                                                                    RANGE OF LIVES
                                                                    (IN YEARS) ON
                                                                  WHICH DEPRECIATION
                     ACCUMULATED                                   IN LATEST INCOME
                     DEPRECIATION                               STATEMENT IS COMPUTED
  DESCRIPTION OF    AT JANUARY 31,     DATE OF        DATE      ----------------------
     PROPERTY          1997(D)       CONSTRUCTION   ACQUIRED     BLDG.    IMPROVEMENTS
------------------  --------------   ------------   ---------   -------   ------------

                   <
Apartments:
  Miscellaneous
    investments...     $110,467          Various          --    Various      Various
Shopping Centers:
  Cleveland,
    Ohio..........       21,451        1988-1990          --         50           50
  Miscellaneous
    investments...      104,270          Various          --    Various      Various
Office Buildings:
  New York,
    New York......       13,217        1989-1991          --         50           --
  Miscellaneous
    investments...      138,328          Various          --    Various      Various
Leasehold
  improvements and
  other equipment:
    Miscellaneous
      investments        12,097               --     Various    Various      Various
Under
  Construction:
    Miscellaneous
      investments            --
Undeveloped Land:
    Miscellaneous
     investments..           --
                       --------
    Total.........     $399,830
                       ========

---------------
(A) Certain amounts were reclassified to conform to the current year's classifications.
(B) The aggregate cost at January 31, 1996 for federal income tax purposes was $2,387,391.

                                  (Continued)

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                                                             FOR THE YEARS ENDED JANUARY 31,
                                                         ----------------------------------------
                                                            1997           1996           1995
                                                         ----------     ----------     ----------
                                                                      (in thousands)
(C)  Reconciliations of total real estate carrying
     value are as follows:
     Balance at beginning of period....................  $2,425,083     $2,322,136     $2,405,066
     Additions during period --
     Improvements......................................     148,025        130,296        134,557
     Other acquisitions................................      22,264         28,587         32,811
                                                         ----------     ----------
                                                            170,289        158,883        167,368
                                                         ----------     ----------
     Deductions during period --
     Cost of real estate sold..........................     (75,193)       (55,936)      (250,298)
                                                         ----------     ----------
     Balance at end of period..........................  $2,520,179     $2,425,083     $2,322,136
                                                         ==========     ==========
(D)  Reconciliations of accumulated depreciation are as
     follows:
     Balance at beginning of period....................  $  347,912     $  303,012     $  282,313
     Additions during period --
     Charged to profit or loss.........................      52,979         50,821         49,869
     Deductions during period --
     Retirement and sales..............................      (1,061)        (5,921)       (29,170)
                                                         ----------     ----------
     Balance at end of period..........................  $  399,830     $  347,912     $  303,012
                                                         ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors is contained in a definitive proxy statement which the Registrant anticipates will be filed by May 5, 1997 and is incorporated herein by reference.

     (b) Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in Part I of this Report.

     (c) The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the Registrant anticipates will be filed by May 5, 1997 and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION; ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT; AND ITEM 13.   CERTAIN
           RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under these sections is contained in a definitive proxy statement which the Registrant anticipates will be filed by May 5, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report.

        1. Financial Statements and Supplementary Data included in Part II, Item 8.

           Report of Independent Accountants

           Consolidated Balance Sheets as of January 31, 1997 and 1996

           Consolidated Statements of Earnings for the years ended January 31, 1997, 1996 and 1995

           Consolidated Statements of Shareholders' Equity for the years ended January 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows for the years ended January 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

           Quarterly Consolidated Financial Data (Unaudited)

        Individual financial statements of 50% or less owned persons accounted for by the equity method have been omitted because such 50% or less owned persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

         2. Financial statement schedules required by Part IV, Item 14 are included in Part II, Item 8.

        Schedule II -- Valuation and Qualifying Accounts for the years ended January 31, 1997, 1996 and 1995

        Schedule III -- Real Estate and Accumulated Depreciation at January 31, 1997 with reconciliations for the years ended January 31, 1997, 1996 and 1995

        Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

     (b) Reports on Form 8-K.

        On December 11, 1996, the Company filed a Current Report on Form 8-K pursuant to Item 5 thereof, reporting the announcement of a stock split, cash dividend and new quarterly dividend policy.

     (c) Exhibits

         EXHIBIT
         NUMBER                                 DESCRIPTION OF DOCUMENT
        ---------       ------------------------------------------------------------------------
        No.  3.1    --  Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983.
(1)     No.  3.2    --  Code of Regulations as amended June 14, 1994.
        No. 10.1    --  Credit Agreement, dated as of July 25, 1994, among Forest City Rental
                        Properties Corporation, the banks named therein and Society National
                        Bank, as agent, incorporated by reference to Exhibit 10.1 to the
                        Company's Form 10-Q for the quarter ended July 31, 1994.
        No. 10.2    --  Guaranty of Payment of Debt, dated as of July 25, 1994, between Forest
                        City Enterprises, Inc. and the banks named therein incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarter ended July 31, 1994.
        No. 10.3    --  First Amendment to Credit Agreement, dated as of September 12, 1995, among Forest City Rental Properties Corporation, the banks named therein and Society National Bank, as agent, incorporated by reference to
                        Exhibit 10.3 to the Company's Form 10-Q for the quarter ended October
                        31, 1995.
        No. 10.4    --  First Amendment to Guaranty of Payment of Debt, dated as of September
                        12, 1995, among Forest City Enterprises, Inc., the banks named therein and Society National Bank, as agent, incorporated by reference to
                        Exhibit 10.4 to the Company's Form 10-Q for the quarter ended October
                        31, 1995.

         EXHIBIT
         NUMBER                                 DESCRIPTION OF DOCUMENT
        ---------       ------------------------------------------------------------------------
        No. 10.5    --  Second Amendment to Credit Agreement, dated as of April 4, 1996, among
                        Forest City Rental Properties Corporation, the banks named therein and
                        Society National Bank, as agent, incorporated by reference to Exhibit
                        4.8 to the Company's Registration Statement on Form S-3 (Registration
                        No. 333-22695).
(1)     No. 10.6    --  Second Amendment to Guaranty of Payment of Debt, dated as of April 4,
                        1996, among Forest City Enterprises, Inc., the banks named therein and
                        Society National Bank, as agent, replacing Exhibit 4.9 to the Company's
                        Registration Statement on Form S-3 (Registration No. 333-22695).
        No. 10.7    --  Third Amendment to Credit Agreement, dated as of December 18, 1996, among Forest City Rental Properties Corporation, the banks named therein and KeyBank National Association, f/k/a Society National Bank, as agent, incorporated by reference to Exhibit 4.10 to the Company's Registration
                        Statement on Form S-3 (Registration No. 333-22695).
        No. 10.8    --  Third Amendment to Guaranty of Payment of Debt, dated as of December 18,
                        1996, among Forest City Enterprises, Inc., the banks named therein and
                        KeyBank National Association, f/k/a Society National Bank, as agent, incorporated by reference to Exhibit 4.11 to the Company's Registration
                        Statement on Form S-3 (Registration No. 333-22695).
(1)(2)  No. 10.9    --  Supplemental Unfunded Deferred Compensation Plan for Executives.
(1)(2)  No. 10.10   --  1994 Stock Option Plan, including forms of Incentive Stock Option
                        Agreement and Nonqualified Stock Option Agreement.
(1)(2)  No. 10.11   --  Employment Agreement entered into as of September 25, 1989 by the
                        Company and Albert B. Ratner.
(1)(2)  No. 10.12   --  First Amendment to Employment Agreement entered into as of December 6,
                        1996 by the Company and Albert B. Ratner.
(1)(2)  No. 10.13   --  Employment Agreement entered into as of September 25, 1989 by the
                        Company and Samuel H. Miller.
(1)(2)  No. 10.14   --  Employment Agreement entered into as of September 25, 1989 by the
                        Company and Nathan P. Shafran.
(1)(2)  No. 10.15   --  Employment Agreement entered into as of March 30, 1993 by the Company and James A. Ratner.
(1)(2)  No. 10.16   --  Employment Agreement entered into as of March 30, 1993 by the Company and Ronald A. Ratner.
(1)(2)  No. 10.17   --  Employment Agreement entered into as of February 1, 1994 by the Company and Charles A. Ratner.
(1)(2)  No. 10.18   --  First Amendment to Employment Agreement entered into as of December 6,
                        1996 by the Company and Charles A. Ratner.
(1)(2)  No. 10.19   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Deborah Ratner Salzberg and Forest City
                        Enterprises, Inc., insuring the lives of Albert Ratner and Audrey
                        Ratner, dated June 26, 1996.
(1)(2)  No. 10.20   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26,
                        1996.
(1)(2)  No. 10.21   --  Letter Supplement to Split Dollar Insurance Agreement and Assignment of
                        Life Insurance Policy as Collateral between Brian J. Ratner and Forest
                        City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey
                        Ratner, effective June 26, 1996.

         EXHIBIT
         NUMBER                                 DESCRIPTION OF DOCUMENT
        ---------       ------------------------------------------------------------------------
(1)(2)  No. 10.22   --  Letter Supplement to Split Dollar Insurance Agreement and Assignment of
                        Life Insurance Policy as Collateral between Deborah Ratner Salzberg and
                        Forest City Enterprises, Inc., insuring the lives of Albert Ratner and
                        Audrey Ratner, effective June 26, 1996.
(1)(2)  No. 10.23   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City
                        Enterprises, Inc., insuring the lives of Charles Ratner and Ilana
                        Horowitz (Ratner), dated November 2, 1996.
(1)(2)  No. 10.24   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City
                        Enterprises, Inc., insuring the life of Charles Ratner, dated October
                        24, 1996.
(1)(2)  No. 10.25   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City
                        Enterprises, Inc., insuring the life of Charles Ratner, dated October
                        24, 1996.
(1)(2)  No. 10.26   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City
                        Enterprises, Inc., insuring the life of Charles Ratner, dated October
                        24, 1996.
(1)(2)  No. 10.27   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City
                        Enterprises, Inc., insuring the life of Charles Ratner, dated October
                        24, 1996.
(1)(2)  No. 10.28   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City
                        Enterprises, Inc., insuring the life of Charles Ratner, dated October
                        24, 1996.
(1)(2)  No. 10.29   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City
                        Enterprises, Inc., insuring the life of Charles Ratner, dated October
                        24, 1996.
(1)(2)  No. 10.30   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City
                        Enterprises, Inc., insuring the life of Charles Ratner, dated October
                        24, 1996.
(1)(2)  No. 10.31   --  Split Dollar Insurance Agreement and Assignment of Life Insurance Policy
                        as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City
                        Enterprises, Inc., insuring the life of Charles Ratner, dated October
                        24, 1996.
(1)(2)  No. 10.32   --  Letter Supplement to Split Dollar Insurance Agreement and Assignment of
                        Life Insurance Policy as Collateral between James Ratner and Albert
                        Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust
                        Agreement and Forest City Enterprises, Inc., insuring the lives of
                        Charles Ratner and Ilana Ratner, effective November 2, 1996.
(1)(2)  No. 10.33   --  Deferred Compensation Agreement between Forest City Enterprises, Inc.
                        and Thomas G. Smith, dated December 27, 1995.
(1)     No. 21      --  Subsidiaries of the Registrant.
(1)     No. 23(A)   --  Consent of Coopers & Lybrand L.L.P. regarding Form S-3 (Registration No.
                        333-22695).

         EXHIBIT
         NUMBER                                 DESCRIPTION OF DOCUMENT
        ---------       ------------------------------------------------------------------------
(1)     No. 23(B)   --  Consent of Coopers & Lybrand L.L.P. regarding Form S-8 (Registration No.
                        33-65054).
(1)     No. 23(C)   --  Consent of Coopers & Lybrand L.L.P. regarding Form S-8 (Registration No.
                        33-65058).
(1)     No. 24      --  Powers of Attorney.
(1)     No. 27      --  Financial Data Schedules.

---------------

Note (1) Filed herewith.
Note (2) Reflects management contracts or other compensatory arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FOREST CITY ENTERPRISES, INC.
                                                    (Registrant)


DATE: April 29, 1997             BY: /s/ CHARLES A. RATNER
         ---------------------   -------------------------------------------------------
                                       (Charles A. Ratner, President and Chief Executive
                                      Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                         TITLE                           DATE
-----------------------------------------  ---------------------------------------------------  --------

/s/ ALBERT B. RATNER                       Co-Chairman of the Board of Directors                4/29/97
-----------------------------------------
(Albert B. Ratner)

/s/ SAMUEL H. MILLER                       Co-Chairman of the Board of Directors and Treasurer  4/29/97
-----------------------------------------
(Samuel H. Miller)

*                                          President, Chief Executive Officer and Director      4/29/97
-----------------------------------------  (Principal Executive Officer)
(Charles A. Ratner)

/s/ THOMAS G. SMITH                        Senior Vice President, Chief Financial Officer and   4/29/97
-----------------------------------------  Secretary (Principal Financial Officer)
(Thomas G. Smith)

/s/ LINDA M. KANE                          Vice President and Corporate Controller              4/29/97
-----------------------------------------  (Principal Accounting Officer)
(Linda M. Kane)
/s/ NATHAN SHAFRAN                         Vice Chairman of the Board of Directors              4/29/97
-----------------------------------------
(Nathan Shafran)

/s/ JAMES A. RATNER                        Executive Vice President and Director                4/29/97
-----------------------------------------
(James A. Ratner)

/s/ RONALD A. RATNER                       Executive Vice President and Director                4/29/97
-----------------------------------------
(Ronald A. Ratner)

/s/ BRIAN J. RATNER                        Senior Vice President and Director                   4/29/97
-----------------------------------------
(Brian J . Ratner)

/s/ DEBORAH RATNER SALZBERG                Director                                             4/29/97
-----------------------------------------
(Deborah Ratner Salzberg)

/s/ J MAURICE STRUCHEN                     Director                                             4/29/97
-----------------------------------------
(J Maurice Struchen)

/s/ MICHAEL P. ESPOSITO, JR.               Director                                             4/29/97
-----------------------------------------
(Michael P. Esposito, Jr.)

/s/ SCOTT S. COWEN                         Director                                             4/29/97
-----------------------------------------
(Scott S. Cowen)

/s/ JERRY V. JARRETT                       Director                                             4/29/97
-----------------------------------------
(Jerry V. Jarrett)

     The Registrant plans to furnish security holders a copy of the Annual Report and Proxy material by May 9, 1997.

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

By: /s/ CHARLES A. RATNER                                                                      4/29/97
-------------------------------------------
(Charles A. Ratner, Attorney-in-Fact)