Form 10-Q
period 1997-04-30
FOREST CITY ENTERPRISES INC
filed 1997-06-17
CIK 38067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended            April 30, 1997

Commission file number       1-4372

                          FOREST CITY ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                Ohio                                       34-0863886
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

10800 Brookpark Road    Cleveland, Ohio                      44130
(Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code        216-267-1200


                                    None
       (Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X         NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at May 31, 1997

Class A Common Stock, $.33 1/3 par value                 9,657,633 shares

Class B Common Stock, $.33 1/3 par value                 5,409,343 shares

                          FOREST CITY ENTERPRISES, INC.

                                      Index
                                                                      Page No.
Part I.  Financial Information:

     Item 1.  Financial Statements
             Forest City Enterprises,  Inc. and Subsidiaries

             Consolidated Balance Sheets - April 30, 1997
                  (Unaudited) and January 31, 1997                      3

             Consolidated Statements of Earnings and Retained
                  Earnings (Unaudited) - Three Months Ended
                  April 30, 1997 and 1996                               4

             Consolidated Statements of Cash Flows (Unaudited) -        5 - 6
                  Three Months Ended April 30, 1997 and 1996

             Notes to Consolidated Financial Statements
                  (Unaudited)                                           7 - 8

     Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9 - 18

Part II.  Other Information

     Item I. Legal Proceedings                                          19

     Item 6. Exhibits and Reports on Form 8-K                           19

Signatures                                                              20

PART I - FINANCIAL INFORMATION

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      April 30, 1997    January 31, 1997
                                                      --------------    ----------------
                                                        (Unaudited)
                                                               (dollars in thousands)
ASSETS
Real Estate
  Completed rental properties                           $ 2,179,829        $ 2,247,393
  Projects under development                                246,014            220,137
  Land held for development or sale                          56,006             52,649
                                                        -----------        -----------
                                                          2,481,849          2,520,179
  Less accumulated depreciation                            (408,082)          (399,830)
  Total Real Estate                                     -----------        -----------
                                                          2,073,767          2,120,349

Cash                                                         20,698             41,302
Notes and accounts receivable, net                          202,817            204,959
Inventories                                                  46,864             48,769
Investments in and advances to affiliates                   146,069            145,242
Other assets                                                177,967            180,784
                                                        -----------        -----------
                                                        $ 2,668,182        $ 2,741,405
                                                        ===========        ===========





LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                              $ 1,853,147        $ 1,898,428
Accounts payable and accrued expenses                       336,718            378,230
Notes payable                                                36,958             37,041
Long-term debt                                              109,282             94,923
Deferred income taxes                                       115,937            115,488
Deferred profit                                              25,285             25,317
                                                        -----------        -----------
        Total Liabilities                                 2,477,327          2,549,427
                                                        -----------        -----------


SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
    1,000,000 shares authorized; no shares issued                 -                  -
Common stock - $.33 1/3 par value
    Class A, 16,000,000 shares authorized; 7,938,583 and
       7,932,358  shares issued, 7,702,633 and 7,696,408
       outstanding, respectively.                             2,645              2,643
    Class B, convertible, 6,000,000 shares authorized;
       5,548,393 and 5,554,618 shares issued,  5,409,343 and
       5,415,568 outstanding, respectively.                   1,849              1,851
                                                        -----------        -----------
                                                              4,494              4,494
Additional paid-in capital                                   43,996             43,996
Retained earnings                                           150,954            152,077
                                                        -----------        -----------
                                                            199,444            200,567

Less treasury stock, at cost; 1997:  235,950 Class A
   and 139,050 Class B  shares                               (8,589)            (8,589)
                                                        -----------        -----------
       Total Shareholders' Equity                           190,855            191,978
                                                        -----------        -----------
                                                        $ 2,668,182        $ 2,741,405
                                                        ===========        ===========




See notes to consolidated financial statements.



                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                   (Unaudited)


                                                                Three Months Ended April 30,
                                                                ----------------------------
                                                                   1997            1996
                                                                  ------          ------
                                                                  (dollars in thousands,
                                                                   except per share data)



Revenues                                                       $  151,068     $  128,971
                                                               ----------     ----------

Operating expenses                                                 83,520         80,335
Interest expense                                                   33,109         33,013
Depreciation and amortization                                      17,542         16,581
                                                               ----------     ----------
                                                                  134,171        129,929
                                                               ----------     ----------

Loss on disposition of properties                                 (35,505)             -
                                                               ----------     ----------
LOSS BEFORE INCOME TAXES                                          (18,608)          (958)
                                                               ----------     ----------
INCOME TAX EXPENSE (BENEFIT)
   Current                                                         (2,704)           348
   Deferred                                                        (4,640)          (360)
                                                               ----------     ----------
                                                                   (7,344)           (12)
                                                               ----------     ----------
NET LOSS BEFORE EXTRAORDINARY GAIN                                (11,264)          (946)
Extraordinary gain, net of tax                                     11,045              -
                                                               ----------     ----------
NET LOSS                                                             (219)          (946)

Retained earnings at beginning of period                          152,077        143,590
Dividends on common stock - $.06 per share                           (904)             -
                                                               ----------     ----------
Retained earnings at end of period                             $  150,954     $  142,644
                                                               ==========     ==========

Weighted average common shares outstanding                     13,111,976     13,286,537
                                                               ==========     ==========

NET LOSS PER COMMON SHARE
    Net loss before extraordinary gain, net of tax             $     (.86)    $     (.07)
    Extraordinary gain, net of tax                                    .84              -
                                                               ----------     ----------
NET LOSS PER COMMON SHARE                                      $     (.02)    $     (.07)
                                                               ==========     ==========


See notes to consolidated financial statements.



                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended April 30,
                                                               ----------------------------
                                                                   1997           1996
                                                                   ----           ----
                                                                     (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Rents and other revenues received                            $  150,079     $  138,554
  Proceeds from land sales                                          3,134          5,286
  Land development expenditures                                    (2,233)        (4,954)
  Operating expenditures                                         (113,305)       (85,030)
  Interest paid                                                   (33,109)       (33,013)
                                                               ----------     ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                      4,566         20,843
                                                               ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (50,234)       (30,566)
  Investments in and advances to affiliates                        (4,958)        (1,956)
                                                               ----------     ----------
     NET CASH USED IN INVESTING ACTIVITIES                        (55,192)       (32,522)
                                                               ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in mortgage and long-term debt                          45,945         21,414
  Payments on long-term debt                                       (2,640)        (5,678)
  Principal payments on mortgage debt on real estate              (14,306)        (6,806)
  Increase in notes payable                                         8,788          1,557
  Payments on notes payable                                        (9,402)        (1,672)
  Decrease in cash restricted for letter of credit                  3,600              -
  Payment of deferred financing costs                              (1,176)        (1,136)
  Purchase of treasury stock                                            -         (6,080)
  Dividends paid to shareholders                                     (787)             -
                                                               ----------     ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                    30,022          1,599
                                                               ----------     ----------
NET DECREASE IN CASH                                              (20,604)       (10,080)
CASH AT BEGINNING OF PERIOD                                        41,302         39,145
                                                               ----------     ----------
CASH AT END OF PERIOD                                          $   20,698     $   29,065
                                                               ==========     ==========




                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended April 30,
                                                               ----------------------------
                                                                     1997          1996
                                                                     ----          ----
                                                                       (in thousands)

RECONCILIATION OF NET LOSS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
NET LOSS                                                        $    (219)    $     (946)
  Depreciation                                                     14,620         13,183
  Amortization                                                      2,922          3,398
  Increase (decrease) in deferred income taxes                        449           (360)
  Loss on disposition of properties                                35,505              -
  Extraordinary gain                                              (18,272)             -
  Increase in land held for development or sale                    (3,357)         (1,096)
  Decrease in notes and accounts receivable                         9,177          6,354
  Decrease (increase) in inventories                                1,905        (18,006)
  (Decrease) increase in accounts payable
    and accrued expenses                                          (35,724)        19,764
  Decrease in deferred profit                                         (32)           (52)
  Increase in other assets                                         (2,408)        (1,396)
                                                                ---------     ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES               $   4,566     $   20,843
                                                                =========     ==========

Supplemental Non-Cash Disclosure:

      The following items represent the non-cash effect of an increase in the Company's interest in Skylight Office Tower, the disposition of the Company's interest in Toscana, and a reduction of the Company's interest in MIT Phase II, during the period ended April 30, 1997 and a reduction of the Company's interest in the Clark Building during the period ended April 30, 1996.

Operating Activities
  Notes and accounts receivable                                 $  (7,035)    $      212
  Other assets                                                       (121)           844
  Accounts payable and accrued expenses                            (6,071)        (2,051)
                                                                ---------     ----------
       Total effect on operating activities                     $ (13,227)    $     (995)
                                                                ---------     ----------

Investing Activities
  Capital expenditures                                          $  50,048     $    9,073
  Investments in and advances to affiliates                         4,131              -
                                                                ---------     ----------
        Total effect on investing activities                    $  54,179     $    9,073
                                                                ---------     ----------
Financing Activities
  Mortgage and long-term debt                                   $ (41,483)    $   (8,078)
  Notes payable                                                       531              -
                                                                ---------     ----------
        Total effect on financing activities                    $ (40,952)    $   (8,078)
                                                                ---------     ----------

See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.      EXTRAORDINARY GAIN
        During the first quarter of 1997, the Company recorded an extraordinary gain, net of tax, of $11,045,000, or $.84 per share, resulting from debt extinguishment of Toscana, a 563-unit apartment complex which was sold in February 1997. See "Sale of Toscana" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

B.      DIVIDENDS
        On March 19, 1997, the Board of Directors declared a regular quarterly cash dividend of $.06 per share on both Class A and Class B common shares, payable June 16, 1997, to shareholders of record on June 2, 1997.

        On June 9, 1997, the Board of Directors declared a regular quarterly cash dividend of $.06 per share on both Class A and Class B common shares, payable September 15, 1997, to shareholders of record on September 2, 1997.

C.      AUTHORIZED SHARES
        On June 10, 1997, the shareholders approved amendments to the Company's Articles of Incorporation to increase the Company's capitalization to a) 48,000,000 shares of Class A common stock from 16,000,000 shares;
        b)18,000,000  shares of Class B common stock from 6,000,000 shares;  and
        c) 5,000,000 shares of preferred stock from 1,000,000 shares.


D.      TREASURY STOCK
        On May 7, 1997, the Company agreed to repurchase 77,700 shares of Class A common stock owned by three children of Samuel H. Miller, the Company's Co-Chairman of the Board and Treasurer, and Ruth Miller, who died on November 26, 1996. The purchase price of the shares is $2,836,050 ($36.50 per share), plus 6.7% interest from May 7, 1997 to August 18, 1997, less any dividends paid between those two dates. The payment for the shares and the transfer of shares will take place on August 18, 1997.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

E.      PUBLIC OFFERING/SUPPLEMENTARY EARNINGS PER SHARE
        On May 20, 1997, the Company sold to the public 1,955,000 shares of Class A common stock at an initial price of $42.00 per share. Had the issuance of these shares occurred at the beginning of each of the periods presented, earnings (loss) per share would have been as follows:

                                           Three Months Ended April 30,
                                           ----------------------------

                                               1997          1996
                                               ----          ----

        Net loss before extraordinary gain    $(.74)        $(.06)
        Extraordinary gain, net of tax          .73             -
                                              ------        ------
        Net loss per common share             $(.01)        $(.06)
                                              ======        ======

     The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three months ended April 30, 1997 and 1996 are not necessarily indicative of results of operations which may be expected for the full year.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1997 annual report ("Form 10-K").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

GENERAL

The Company develops, acquires, owns and manages commercial and residential real estate properties in 21 states and the District of Columbia. The Company owns a portfolio that is diversified both geographically and by property types and operates through four principal business groups: Commercial Group, Residential Group, Land Group and Lumber Trading Group.

The Company uses an additional measure, along with net earnings (loss), to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT"), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles. However, the Company believes that EBDT provides additional information about its operations and, along with net earnings (loss), is necessary to understand its operating results. The Company's view is that EBDT is also an indicator of the Company's ability to generate cash to meet its funding requirements. EBDT is defined and discussed in detail under "Results of Operations - EBDT."

The Company's EBDT grew by 78.3% (or 80.8% per share) in the first quarter 1997 to $28,447,000, or $2.17 per share of common stock, from $15,957,000, or $1.20 per share of common stock for the first quarter of 1996. Pro forma per share EBDT, reflecting the sale of 1,955,000 shares of Class A common stock in May 1997, was $1.89 for the first quarter of 1997 and $1.05 for the same period of 1996. Of this increase in EBDT, $6,991,000 represents litigation settlement proceeds for Toscana, a 563-unit apartment complex in Irvine, California. See "Sale of Toscana" below. In addition, EBDT grew as the result of the addition of new retail properties, improved operating results from the Company's existing portfolio and acquisition of apartment projects.

RESULTS OF OPERATIONS

The Company reports its results of operations by each of its four principal business groups as it believes it provides the most meaningful understanding of the Company's financial performance.

The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. Net Operating Income ("NOI") is defined as Revenues less Operating Expenses. See the information in the table "Earnings before Depreciation, Amortization and Deferred Taxes" at the end of Management's Discussion and Analysis of Financial Condition and Results of Operations.

    COMMERCIAL GROUP

        REVENUES. Revenues of the Commercial Group increased by $4,417,000, or 6.3%, to $74,845,000 in the first quarter of 1997 from $70,428,000 in 1996. This increase is primarily the result of the openings of the Galleria at Sunset in Henderson, Nevada ($1,052,000), Atlantic Center in Brooklyn, New York ($1,859,000), Bruckner Boulevard in the Bronx, New York ($472,000), and Marketplace at Riverpark in Fresno, California ($222,000). In addition, existing retail properties' revenues increased ($418,000) and two hotels realized increased revenues in the first quarter over the prior year: Marriott in Charleston, West Virgina ($577,000) and Ritz-Carlton in Cleveland, Ohio ($286,000). These increases were offset by a reduction in revenues due to the disposition in 1996 of Beachwood Place ($536,000). NOI for comparable properties increased 3.6% from first quarter 1996 to first quarter 1997.

        OPERATING AND INTEREST EXPENSES. In the first quarter of 1997, operating and interest expenses increased $3,368,000 and $2,241,000 (9.4% and 10.4%), respectively, over the first quarter of 1996 to $39,241,000 and $23,833,000, respectively. The increase in operating expenses is primarily attributable to the increase in costs associated with the increase in hotel occupancy, real estate taxes, and wages ($1,957,000) and the opening of new properties ($1,411,000). Operating expenses of projects in service in both first quarter 1997 and 1996 increased 2.5%. The increase in interest expense is attributable to the opening of new properties.

    RESIDENTIAL GROUP

        REVENUES. Revenues for the Residential Group increased by $15,988,000, or 58.4% in the first quarter of 1997, from $27,363,000 in first quarter of 1996 to $43,351,000. This increase reflects proceeds from the Toscana litigation settlement ($15,000,000 - see "Sale of Toscana" below) and the acquisition of Emerald Palms, a 419-unit apartment community in Miami, Florida ($907,000). NOI for comparable properties increased 8.1% from first quarter 1996 to first quarter 1997.

        OPERATING AND INTEREST EXPENSES. Operating expenses increased by $210,000 and interest expense decreased by $1,106,000 (or 1.4% and 14.0%), respectively, to $15,476,000 and $6,779,000, respectively, in the first quarter of 1997. The majority of the increase in operating expenses reflect the acquisition of Emerald Palms. Operating expenses on projects that were in service both in the first quarter of 1997 and 1996 increased by 0.6%, reflecting the Company's continued effort to control costs at each of its properties. The decrease in interest expense is primarily the result of the sale of Toscana (see "Sale of Toscana" below).

    LAND GROUP

        REVENUES. Revenues for the Land Group decreased by $2,220,000, or 46.6%, from $4,761,000 in the first quarter of 1996 to $2,541,000 in the first quarter of 1997. In the first quarter of 1996, the Land Group had significant residential and commercial land sales activity at Silver Lakes near Fort Lauderdale, Florida, which did not recur in the first quarter of 1997.

        OPERATING AND  INTEREST  EXPENSES.  Operating   expenses  decreased   by
$1,955,000 and interest expense decreased by $478,000 (or 43.6% and 27.4%), respectively, in the first quarter of 1997 to $2,524,000 and $1,267,000 respectively, from $4,479,000 and $1,745,000, respectively, in the first quarter of 1996. The decrease in operating expenses primarily reflects the fluctuation in sales volume from the prior year. The decrease in interest expense is primarily due to the reduction of principal throughout 1996 on the development mortgage on Seven Hills in Henderson, Nevada.

    LUMBER TRADING GROUP

        REVENUES. Revenues of the Lumber Trading Group increased by $4,231,000, or 16.7%, from $25,372,000 in the first quarter of 1996 to $29,603,000 in the first quarter of 1997. The increase was primarily due to an increase in the Lumber Trading Group's margins as a result of higher commodity lumber prices in the first quarter of 1997.

        OPERATING AND INTEREST EXPENSES. Operating expenses in the Lumber Trading Group increased in the first quarter of 1997 by $3,287,000, or 14.4%, from $22,760,000 in the first quarter of 1996. This increase reflected the fluctuation in variable expenses due to increased sales volume. Interest expense for the first quarter of 1997 decreased by $390,000, or 24.5%, to $1,205,000 from $1,595,000 in the first quarter of 1996. This decrease in interest expense was the result of a reduced rate of interest on Lumber Trading Group's lines of credit.

    CORPORATE ACTIVITIES

        REVENUES. Revenues from Corporate Activities decreased $319,000, or 30.5%, in the first quarter of 1997 to $728,000 from $1,047,000 in the first quarter of 1996. Corporate Activities revenues consists primarily of interest income on advances made by the Company on behalf of our partners, and vary from year to year depending on interest rates and the amount of loans outstanding.

        OPERATING AND INTEREST EXPENSES. Operating expenses decreased $1,638,000, or 63.6%, in the first quarter of 1997 to $939,000 from $2,557,000 in the first quarter of 1996, primarily reflecting an adjustment to insurance reserves. Interest expense, which consists primarily of interest expense on the Term Loan and Revolving Credit Facility that has not been allocated to a principal business unit, remained essentially flat for the first quarter 1997 compared to 1996.

    SALE OF TOSCANA

During February 1997, the Company sold Toscana, a 563-unit apartment complex in Irvine, California, back to the original land owner and settled litigation related to the property. As a result, the Company recorded a loss on disposition of property of $21,462,000, after tax, and an extraordinary gain of $11,045,000, after tax, related to the extinguishment of a portion of the property's nonrecourse mortgage debt. The result of these transactions to the Company for the first quarter of 1997 was an after-tax loss of $1,260,000 and an increase in EBDT of $6,991,000.

    INCOME TAXES

Income tax benefit for the first quarter of 1997 and 1996 totaled $7,344,000, and $12,000, respectively. At January 31, 1997, the Company had a tax net operating loss carryforward ("NOL") of $88,868,000 which will expire in the years ending January 31, 2005 through January 31, 2011 and general business credit carryovers of $3,601,000 which will expire in the years ending January 31, 2003 through January 31, 2011. The Company's policy is to utilize its NOL before it expires and will consider a variety of strategies to implement that policy.

    NET EARNINGS

In the first quarter of 1997, the Company's net loss was $219,000, or $.02 per share of common stock, compared to a net loss of $946,000, or $.07 per share of common stock in the first quarter of 1996. Proforma per share amounts, reflecting the issuance of 1,955,000 shares of Class A common stock in May 1997, are $.01 and $.06 for the first quarter of 1997 and 1996, respectively.

    EBDT

Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT") is defined as net earnings from operations before depreciation, amortization and deferred taxes on income, and excludes provision for decline in real estate, gain (loss) on disposition of properties and extraordinary gain. The Company excludes depreciation and amortization expense from EBDT because they are non-cash items and the Company believes the values of its properties have appreciated, over time, in excess of their original cost. Deferred income taxes are excluded because they are a non-cash item. Payment of income taxes has not been significant and is not expected to be significant in the foreseeable future. The provision for decline in real estate is excluded from EBDT because it is a non-cash item that varies from year to year based on factors unrelated to the Company's overall financial performance. The Company excludes gain (loss) on the disposition of properties from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of properties other than commercial outlots or land held by the Land Group as nonrecurring items. Extraordinary gains are generally the result of the restructuring of nonrecourse debt obligations and are not considered to be a component of the Company's operating results.

FINANCIAL CONDITION AND LIQUIDITY

On May 20, 1997, the Company sold 1,955,000 new shares of its Class A common stock at $42 per share and realized net proceeds of $77,593,950. The proceeds were used to repay the outstanding balance on the Revolving Credit Facility ($71,000,000) and the remainder was allocated for working capital. The Company plans to draw on the Revolving Credit Facility for its equity investment in development projects.

The Company believes that its sources of liquidity and capital are adequate. The Company's principal sources of funds are cash provided by operations, the Revolving Credit Facility and refinancings of existing properties. The Company's principal use of funds are the financing of new developments, capital expenditures and payments on non-recourse mortgage debt on real estate.

The Lumber Trading Group is financed separately from the rest of the Company's principal business groups, and the financing obligations of Lumber Trading Group are not recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under "Lumber Trading Group Liquidity."

    MORTGAGE REFINANCINGS / OUTLOOK FOR 1997

During 1997 to date, the Company completed $183,801,000 in financings, including $88,700,000 in refinancings, $56,030,000 for new development projects and $39,071,000 in acquisition mortgages.

As of January 31, 1997, the Company had $288,915,000 million of nonrecourse mortgage indebtedness due and payable in 1997. Of this amount, the Company has refinanced $88,700,000 and discharged $67,800,000 as a result of the sale of Toscana (see "Sale of Toscana"). The Company anticipates that the remaining $132,415,000 of mortgage indebtedness will either be refinanced with new non-recourse mortgage indebtedness or extended.

    LONG-TERM DEBT

At April 30, 1997, the Company had recourse debt of $107,500,000 outstanding, comprised of $42,500,000 under a $70,000,000 Term Loan maturing July 1, 2001 and $65,000,000 under an $80,000,000 Revolving Credit Facility maturing July 25, 1998. As discussed above, the outstanding amount under Revolving Credit Facility was repaid on May 20, 1997 by proceeds from the Company's sale of Class A common stock, thereby making the entire $80,000,000 available to the Company. The Company is required to make quarterly principal payments of $2,500,000 under the Term Loan. The Company has entered into a interest rate swap agreement to fix $87,000,000 of the Term Loan and Revolving Credit Facility for the period February 1, 1997 through February 1, 1998.

The Term Loan and Revolving Credit Facility provide for the maintenance of a specified level of net worth and cash flows (as defined) and a restriction on dividend payments.

    INTEREST RATE EXPOSURE

At April 30, 1997, the Company had $997,570,000 in fixed-rate and $855,577,000 in variable-rate non-recourse mortgages outstanding, with a weighted average interest rate of 7.37%. At April 30, 1997, the Company's fixed-rate debt carried a weighted average interest rate of 7.88%. Its weighted average variable-rate taxable interest rate was 7.63%. Of the variable-rate debt, $134,252,000 are tax-exempt financings which carried a weighted average interest rate of 5.34% at April 30, 1997. Its weighted average interest rate on UDAG loans and other government financing was 2.60%. The Company generally does not hedge tax-exempt debt because, since 1992, the low base rate on this type of financing has averaged 3.25% and has never exceeded 5.75%. With respect to taxable variable-rate debt, the Company generally attempts to obtain interest rate protection for such debt with a maturity in excess of one year. Of the $721,325,000 in taxable variable-rate debt outstanding at April 30, 1997, $330,385,000 was protected by interest rate swaps with a weighted average rate of 7.9% and an average term of 2.3 years, effectively reducing the Company's taxable variable-rate debt to $390,940,000. In addition, $19,139,000 of variable-rate debt was protected by interest rate caps extending for more than one year.

At April 30, 1997, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company's taxable variable-rate debt by approximately $3,900,000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,300,000.

    LUMBER TRADING GROUP LIQUIDITY

The Lumber Trading Group is separately financed with two lines of credit and an accounts receivable sale program. These credit facilities are not recourse to the Company.

The Lumber Trading Group has in place two lines of credit totaling $46,000,000. These credit lines are secured by the assets of the Lumber Trading Group, and are used by the Trading Group to finance its working capital needs. At April 30, 1997, the Lumber Trading Group had $ 24,511,000 available credit under these facilities.

The Lumber Trading Group also has sold an undivided ownership interest in a pool of accounts receivable of up to a maximum of $90,000,000. The Trading Group uses this program to finance its working capital needs. At April 30, 1997, $58,000,000 had been sold under this accounts receivable program.

The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs in 1997.

        CASH FLOWS

Net cash provided by operating activities was $4,566,000 and $20,843,000 for the first quarter of 1997 and 1996, respectively. The decrease in cash provided by operating activities in 1997 compared to 1996 is primarily the result of a reduction in accounts payable and accrued expenses of $35,724,000 in the first quarter of 1997 compared to an increase in accounts payable and accrued expenses of $19,764,000 in the first quarter of 1996. This fluctuation is primarily the result of Lumber Trading Group's activity (reduction of $17,096,000 in 1997 versus an increase of $16,349,000 in 1996). In addition, in the first quarter of 1997, Corporate Activities paid insurance premiums and taxes totaling $5,700,000 which were accrued at the end of 1996 and the Land Group reduced its account payable and accrued expenses by $2,123,000. The additional increase in operating expenses in the first quarter of 1997 were offset by an increase in rents and other revenues received.

Net cash used in investing activities totaled $55,192,000 and $32,522,000 for the first quarter of 1997 and 1996, respectively. Capital expenditures, other than development and acquisition activities, totaled $10,685,000 (including both recurring and investment capital expenditures) in the first quarter of 1997 and were financed primarily with cash provided by operating activities. In the first quarter of 1997, net cash used in investing activities reflected the Company's use of $39,549,000 of funds for development activities, which were financed with $21,012,000 in new mortgage indebtedness (see below for discussion of Cash Flows from Financing Activities), cash on hand at the beginning of the year and the remainder from draws on the Revolving Credit Facility.

Net cash provided by financing activities totaled $30,022,000 and $1,599,000 in the first quarter of 1997 and 1996, respectively. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgages Refinancings/Outlook for 1997" and borrowings under new mortgage indebtedness for development activities is included in the preceding paragraphs discussing net cash used in investing activities. In addition, net cash provided by financing activities in the first quarter of 1997 reflected net borrowings on Lumber Trading Group's lines of credit ($8,392,000), repayment of the $6,365,000 note payable relating to the purchase of the Company's additional 33-1/3% interest in the Pittsburgh Mall, the release of $3,600,000 in restricted cash related to the financing of Atlantic Center in Brooklyn, New York and payment of $787,000 of dividends. Net cash provided by financing activities in the first quarter of 1996 reflected, in addition to the refinancing of mortgage indebtedness and borrowing under new mortgage indebtedness, $6,080,000, in common stock repurchases.

STOCK SPLIT, DIVIDENDS,  CAPITALIZATION AND TREASURY STOCK PURCHASE

A three-for-two stock split of both the Company's Class A and Class B common stock, was effective February 17, 1997 to shareholders of record at the close of business on February 3, 1997. The stock split was effected as a stock dividend.

Quarterly cash dividends of $.06 per share (post-split) on shares of both Class A and Class B common stock were paid on March 17, 1997 and June 16, 1997. The third 1997 quarterly dividend of $.06 per share on shares of both Class A and Class B common stock will be paid on September 15, 1997 to shareholders of record at the close of business on September 2, 1997.

On June 10, 1997, the shareholders approved amendments to the Company's Articles of Incorporation to increase the Company's capitalization to a) 48,000,000 shares of Class A common stock from 16,000,000 shares; b) 18,000,000 shares of Class B common stock from 6,000,000 shares; and c) 5,000,000 shares of Preferred Stock from 1,000,000 shares.

On May 7, 1997, the Company agreed to repurchase 77,700 shares of Class A common stock owned by three children of Samuel H. Miller, the Company's Co-Chairman of the Board and Treasurer, and Ruth Miller, who died on November 26, 1996. The purchase price of the shares is $2,836,050 ($36.50 per share), plus 6.7% interest from May 7, 1997 to August 18, 1997, less any dividends paid between those two dates. The payment for the shares and the transfer of shares will take place on August 18, 1997.

INFLATION

The Commercial Group's exposure to increases in costs and operating expenses resulting from inflation is minimized due to the provisions of its leases with its tenants that require tenants to reimburse the Company for the majority of its operating expenses. Also, many of the Company's leases provide for payments based on a percentage of the rental income of the tenants, which generally increases in periods of inflation. The Residential Group's risk in a period of inflation is minimized by the annual turnover of tenant leases, which allow for immediate market rate increases. The Land and Lumber Trading Groups may be affected by inflation by the availability of buyers of new housing to obtain mortgage financing when interest rates are high.

NEW ACCOUNTING STANDARDS

In February 1997, FASB issued SFAS 128 "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The Company will adopt the provisions of SFAS 128 in its 1997 Annual Report, but does not expect to have a material impact on EPS.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Quarterly Report, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management's current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions on a nation-wide basis as well as regionally in areas where the Company has a geographic concentration of properties; failure to consummate financing arrangements; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending; the rate of revenue increases versus expense increases; the cyclical nature of the lumber wholesaling business; as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.


                         FOREST CITY ENTERPRISES, INC.
         EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                     QUARTERS ENDED APRIL 30, 1997 AND 1996
                                 (IN THOUSANDS)

                               Commercial Group     Residential Group     Land Group
                               ------------------   ----------------   -----------------
                                 1997     1996       1997     1996      1997     1996
                               --------- --------   -------  -------   -------- --------

Revenues                        $74,845  $70,428    $43,351  $27,363    $2,541   $4,761
Operating expenses,
  including depreciation
  and amortization for non-
  real estate Groups             39,241   35,873    15,476   15,266      2,524    4,479
Interest expense                 23,833   21,592     6,779    7,885      1,267    1,745
Income tax provision                 14     (743)    6,793     (611)      (490)    (579)
                               --------- --------   -------  -------   -------- --------
                                 63,088   56,722    29,048   22,540      3,301    5,645
                               --------- --------   -------  -------   -------- --------

Earnings before
  depreciation, amortization
  and deferred taxes
  (EBDT)                        $11,757  $13,706    $14,303  $4,823      ($760)   ($884)
                               ========= ========   =======  =======   ======== ========

                             Lumber Trading Group   Corporate Activities    Total
                               ------------------   ----------------   -----------------
                                 1997     1996       1997     1996      1997     1996
                               --------- --------   -------  -------   -------- --------

Revenues                        $29,603  $25,372      $728   $1,047    $151,068 $128,971
Operating expenses,
  including depreciation
  and amortization for non-
  real estate Groups             26,047   22,760       939    2,577     84,227   80,955
Interest expense                  1,205    1,595        25      196     33,109   33,013
Income tax provision              1,045      402    (2,077)     577      5,285     (954)
                               --------- --------   -------  -------   -------- --------
                                 28,297   24,757    (1,113)   3,350    122,621  113,014
                               --------- --------   -------  -------   -------- --------

Earnings before
  depreciation, amortization
  and deferred taxes
  (EBDT)                         $1,306     $615    $1,841   ($2,303)  $28,447  $15,957
                               ========= ========   =======  =======   ======== ========


RECONCILATION TO NET EARNINGS:

Earnings before
  depreciation, amortization
  and deferred taxes
  (EBDT)                                                               $28,447  $15,957

Depreciation and amortization --
    real estate Groups                                                 (16,835) (15,993)
Deferred taxes -- real estate Groups                                    (1,414)    (910)

Provision for decline in real estate,
   net of tax                                                                0        0
Gain (loss) on disposition of properties,
   net of tax                                                          (21,462)       0
Extraordinary gain, net of tax                                          11,045        0
                                                                       -------- --------

Net earnings (loss)                                                      ($219)   ($946)
                                                                       ======== ========



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The ownership of 50% (i.e., a 33-1/3% interest in the project) of the Company's interest in the Pittsburgh Mall project, which is currently under development, is under dispute in litigation pending in Common Pleas Court in Cuyahoga County, Ohio, between a subsidiary of the Company ("RMI") and Simon DeBartolo Group, L.P. ("SDG"). SDG has sought injunctive relief concerning its alleged rights to such interest, as well as $20 million compensatory and $10 million punitive damages. The Company believes it has meritorious defenses to these claims, and intends to defend against them vigorously. No assurance, however, can be given that such litigation will not delay or hinder the development of this project; if decided in a manner adverse to RMI, such litigation could adversely affect the potential value of this project to the Company. The Company's General Counsel is of the opinion that these claims would not have a material adverse effect on the Company.

     The Company is involved in various other claims and lawsuits incidental to its business. The Company's General Counsel is of the opinion that none of these other claims and lawsuits will have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

            No. 10.34 Stock Purchase Agreement, dated May 7, 1997, between
                      Forest City Enterprises, Inc. and Richard Miller, Aaron Miller and Gabrielle Miller.

     (b)  Reports on Form 8-K - none.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FOREST CITY ENTERPRISES, INC.
                                                      (Registrant)



Date June 16, 1997                         /s/  Thomas G. Smith
     -------------                       --------------------------------------

                                         Thomas G. Smith, Senior Vice President
                                          and Chief Financial Officer

Date June 16, 1997                         /s/  Linda M. Kane
     -------------                       --------------------------------------

                                         Linda M. Kane, Vice President,
                                          Corporate Controller