Form 10-Q
period 1997-07-31
FOREST CITY ENTERPRISES INC
filed 1997-09-12
CIK 38067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                   July 31, 1997

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
YES    X         NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at September 5, 1997

Class A Common Stock, $.33 1/3 par value                9,579,933  shares

Class B Common Stock, $.33 1/3 par value                5,409,343  shares

                          FOREST CITY ENTERPRISES, INC.

                                      Index
                                                                      Page No.
Part I.  Financial Information:

      Item 1.  Financial Statements
                Forest City Enterprises,  Inc. and Subsidiaries

                Consolidated Balance Sheets - July 31, 1997
                      (Unaudited) and January 31, 1997                   3

                Consolidated Statements of Earnings and Retained
                      Earnings (Unaudited) - Three and Six Months
                      Ended July 31, 1997 and 1996                       4

                Consolidated Statements of Cash Flows (Unaudited) -
                      Six Months Ended July 31, 1997 and 1996            5 - 6

                Notes to Consolidated Financial Statements
                      (Unaudited)                                        7 - 8

      Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9 - 21

Part II.  Other Information

      Item I.   Legal Proceedings                                        22

      Item 6.   Exhibits and Reports on Form 8-K                         22

Signatures                                                               23

PART I - FINANCIAL INFORMATION

                            FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                                           July 31,1997   January 31, 1997
                                                           -------------  ----------------
                                                            (Unaudited)
                                                                (dollars in thousands)
ASSETS
Real Estate
  Completed rental properties                              $  2,225,463    $  2,247,393
  Projects under development                                    284,549         220,137
  Land held for development or sale                              47,871          52,649
                                                           -------------   -------------
                                                              2,557,883       2,520,179
  Less accumulated depreciation                                (421,037)       (399,830)
                                                           -------------   -------------
    Total Real Estate                                         2,136,846       2,120,349

Cash                                                             31,697          41,302
Notes and accounts receivable, net                              166,141         204,959
Inventories                                                      43,812          48,769
Investments in and advances to affiliates                       173,061         145,242
Other assets                                                    172,909         180,784
                                                           -------------   -------------
                                                           $  2,724,466    $  2,741,405
                                                           =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Mortgage debt, nonrecourse                                 $  1,916,338    $  1,898,428
Accounts payable and accrued expenses                           314,160         378,230
Notes payable                                                     7,215          37,041
Long-term debt                                                   75,428          94,923
Deferred income taxes                                           114,910         115,488
Deferred profit                                                  24,024          25,317
                                                           -------------   -------------
        Total Liabilities                                     2,452,075       2,549,427
                                                           -------------   -------------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
    5,000,000 and 1,000,000 shares authorized, respectively;
    no shares issued.                                                 -               -
Common stock - $.33 1/3 par value
    Class A,  48,000,000 and 16,000,000 shares authorized,
     9,893,583 and 7,932,358 shares issued, 9,657,633
     and 7,696,408 outstanding, respectively.                     3,296           2,643
    Class B, convertible, 18,000,000 and 6,000,000 shares
     authorized, 5,548,393 and 5,554,618 shares issued,
     5,409,343 and 5,415,568 outstanding, respectively.           1,849           1,851
                                                           -------------  --------------
                                                                  5,145           4,494
Additional paid-in capital                                      119,691          43,996
Retained earnings                                               156,144         152,077
                                                           -------------  --------------
                                                                280,980         200,567

Less treasury stock, at cost;   235,950 Class A
     and 139,050 Class B shares                                  (8,589)         (8,589)
                                                           -------------  --------------
       Total Shareholders' Equity                               272,391         191,978
                                                           -------------  --------------
                                                           $  2,724,466    $  2,741,405
                                                           =============  ==============

See notes to consolidated financial statements.



                                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF EARNINGS
                                                   (UNAUDITED)

                                                     Three Months Ended July 31,  Six Months Ended July 31,
                                                     ---------------------------  -------------------------
                                                         1997          1996          1997         1996
                                                      -----------  -----------    -----------  -----------
                                                              (in thousands, except per share data)

Revenues                                              $  142,035   $  148,492     $  293,103   $  277,463
                                                      -----------  -----------    -----------  -----------

Operating expenses                                        84,557        92,229       168,077      172,564
Interest expense                                          30,497        33,537        63,606       66,550
Depreciation and amortization                             18,369        18,172        35,911       34,753
                                                      -----------  -----------    -----------  -----------
                                                         133,423       143,938       267,594      273,867
                                                      -----------  -----------    -----------  -----------

(Loss) gain on disposition of properties                  (3,132)          934       (38,637)         934
                                                      -----------  -----------    -----------  -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                        5,480         5,488       (13,128)       4,530
                                                      -----------  -----------    -----------  -----------

INCOME TAX EXPENSE (BENEFIT)
   Current                                                 4,354         2,337         1,650        2,685
   Deferred                                               (1,821)          329        (6,461)         (31)
                                                      -----------  -----------    -----------  -----------
                                                           2,533         2,666        (4,811)       2,654
                                                      -----------  -----------    -----------  -----------

NET EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN              2,947         2,822        (8,317)       1,876
Extraordinary gain, net of tax                             3,142           907        14,187          907
                                                      -----------  -----------    -----------  -----------

NET EARNINGS                                               6,089         3,729         5,870        2,783

Retained earnings at beginning of period                 150,954       142,644       152,077      143,590
Dividends on common stock - $.06 and $.12  per share,
   respectively in 1997                                     (899)            -        (1,803)           -
                                                      -----------  -----------    -----------  -----------
Retained earnings at end of period                    $  156,144   $   146,373    $  156,144   $  146,373
                                                      -----------  -----------    -----------  -----------

Weighted average common shares outstanding            14,663,226    13,112,421    13,900,457   13,198,522
                                                      -----------  -----------    -----------  -----------

NET EARNINGS (LOSS) PER COMMON SHARE
    Net earnings (loss) before extraordinary gain,
     net of tax                                       $     0.20   $     0.21     $   (0.60)   $     0.14
    Extraordinary gain, net of tax                          0.22         0.07          1.02          0.07
                                                      -----------  -----------    -----------  -----------

NET EARNINGS PER COMMON SHARE                         $     0.42   $     0.28     $    0.42    $     0.21
                                                      ===========  ===========    ===========  ===========

See notes to consolidated financial statements.



                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended July 31,
                                                          -----------------------------
                                                               1997            1996
                                                          --------------   ------------
                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Rents and other revenues received                          $  312,573     $  268,802
  Proceeds from land sales                                       11,467         15,474
  Land development expenditures                                  (9,105)       (11,287)
  Operating expenditures                                       (204,432)      (161,631)
  Interest paid                                                 (63,606)       (66,550)
                                                             -----------   ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                   46,897         44,808
                                                             -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         (136,188)       (82,089)
  Proceeds from disposition of property                               -         10,215
  Investments in and advances to affiliates                     (27,290)        (3,174)
                                                             -----------   ------------
     NET CASH USED IN INVESTING ACTIVITIES                     (163,478)       (75,048)
                                                             -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in mortgage and long-term debt                       160,430         70,113
  Payments on long-term debt                                    (76,494)       (16,679)
  Principal payments on mortgage debt on real estate            (21,446)       (11,491)
  Increase in notes payable                                      12,704          6,282
  Payments on notes payable                                     (43,061)       (19,998)
  Decrease in restricted cash                                     3,600              -
  Payment of deferred financing costs                            (3,412)        (3,173)
  Net proceeds from sale of common stock                         76,346              -
  Purchase of treasury stock                                          -         (6,080)
  Dividends paid to shareholders                                 (1,691)             -
                                                             -----------   ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                106,976         18,974
                                                             -----------   ------------

NET DECREASE IN CASH                                             (9,605)       (11,266)
CASH AT BEGINNING OF PERIOD                                      41,302         39,145
                                                             -----------   ------------
CASH AT END OF PERIOD                                        $   31,697     $   27,879
                                                             ===========   ============

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                             Six Months Ended July 31,
                                                            --------------------------
                                                            ------------   -----------
                                                                1997           1996
                                                            ------------   -----------
                                                                  (in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
NET EARNINGS                                                 $    5,870    $    2,783
  Depreciation                                                   29,360        26,251
  Amortization                                                    6,551         8,502
  (Decrease) increase in deferred income taxes                     (742)        1,183
  Loss (gain) on disposition of properties                       38,637          (934)
  Extraordinary gain                                            (18,272)       (1,500)
  (Increase) decrease in land held for development or sale       (1,376)        2,182
  Decrease (increase) in notes and accounts receivable           39,230        (2,717)
  Decrease (increase) in inventories                              4,957          (286)
  (Decrease) increase in accounts payable and accrued expenses  (57,282)        4,818
  (Decrease) increase in deferred profit                         (1,293)          964
  Decrease in other assets                                        1,257         3,562
                                                             -----------   -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES            $   46,897    $   44,808
                                                             ===========   ===========

Supplemental Non-Cash Disclosure:

        The following items represent the non-cash effect of an increase in the Company's interest in Skylight Office Tower, the disposition of the Company's interest in Toscana, a reduction of the Company's interest in MIT Phase II, and the exchange of Woodridge during the period ended July 31, 1997 and a reduction of the Company's interest in the Clark Building during the period ended July 31, 1996.

Operating Activities
  Notes and accounts receivable                              $   (5,072)   $      212
  Other assets                                                     (121)          844
  Accounts payable and accrued expenses                          (6,900)       (2,051)
  Deferred taxes                                                    164             -
                                                             -----------   -----------
        Total effect on operating activities                 $  (11,929)   $     (995)
                                                             -----------   -----------

Investing Activities
  Capital expenditures                                       $   53,070    $    9,073
  Investments in and advances to affiliates                       4,131             -
                                                             -----------   -----------
        Total effect on investing activities                 $   57,201    $    9,073
                                                             -----------   -----------

Financing Activities
  Mortgage and long-term debt                                $  (45,803)   $   (8,078)
  Notes payable                                                     531             -
                                                             -----------   -----------
        Total effect on financing activities                 $  (45,272)   $   (8,078)
                                                             -----------   -----------

See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.       EXTRAORDINARY GAIN
         During the first quarter of 1997, the Company recorded an extraordinary gain, net of tax, of $11,045,000, or $.84 per share, resulting from debt extinguishment of Toscana, a 563-unit apartment complex which was sold in February 1997. In the second quarter, the Company recorded an extraordinary gain of $3,142,000, or $.22 per share, representing an adjustment of the estimated income tax effect of the Toscana debt extinguishment that occurred in the first quarter. See "Sale of Toscana" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         On September 8, 1997, the Board of Directors declared a regular quarterly cash dividend of $.06 per share on both Class A and Class B common shares, payable December 15, 1997, to shareholders of record on December 1, 1997.

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

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

D.       TREASURY STOCK
         On August 18, 1997, the Company purchased 77,700 shares of Class A common stock owned by three children of Samuel H. Miller, the Company's Co-Chairman of the Board of Directors, and Ruth Miller, who died on November 26, 1996. The purchase price was $36.50 per share plus 8% interest from May 7, 1997 to August 18, 1997, less dividends paid between those two dates, for a total of $2,896,000.

E.       EARNINGS PER SHARE
         Earnings per share for the six months ended July 31, 1997 does not equal the sum of the earnings per share of the first two quarters because of the effect on weighted average common shares outstanding caused by the public offering of 1,955,000 shares of Class A common stock (see note F).

F.       PUBLIC OFFERING/SUPPLEMENTARY EARNINGS PER SHARE
         On May 20, 1997, the Company sold to the public 1,955,000 shares of Class A common stock at an initial price of $42.00 per share. Had the issuance of these shares occurred at the beginning of each of the periods presented, earnings (loss) per share would have been as follows:

                                               Three Months        Six Months
                                               Ended July 31,    Ended July 31,
                                               --------------    --------------
                                               1997     1996     1997    1996
                                               ----     ----     ----    ----

         Net earnings (loss) before
          extraordinary gain, net of tax       $.19     $.19     $(.55)  $.13
         Extraordinary gain, net of tax         .21      .06       .94    .06
                                               -----    -----    ------  -----
         Net earnings per common share         $.40     $.25     $ .39   $.19
                                               =====    =====    ======  =====

         The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the six months ended July 31, 1997 are not necessarily indicative of results of operations which may be expected for the full year.

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

The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT"), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles. However, the Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results. The Company's view is that EBDT is also an indicator of the Company's ability to generate cash to meet its funding requirements. EBDT is defined and discussed in detail under "Results of Operations - EBDT."

The Company's EBDT grew by 13.3% (or 1.8% per share) in the second quarter of 1997 to $24,725,000, or $1.69 per share of common stock, from $21,821,000, or
$1.66 per share of common stock, for the second quarter of 1996. Proforma per share EBDT, reflecting the sale of 1,955,000 shares of Class A common stock in May 1997, was $1.64 for the second quarter of 1997 and $1.45 for the same period of 1996.

EBDT for the six months ended July 31, 1997 grew by 40.7% (or 33.9% per share) to $53,172,000, or $3.83 per share of common stock, compared to $37,778,000, or $2.86 per share of common stock, for the first half of 1996. Proforma per share EBDT for the six months ended July 31, 1997 and 1996, reflecting the sale of 1,955,000 shares of Class A common stock in May 1997, was $3.53 and $2.49, respectively.

EBDT  for the  first  half of 1997  primarily  grew as a  result  of  litigation settlement proceeds for Toscana, a 563-unit apartment complex in Irvine, California (see "Sale of Toscana" below), the addition of new retail properties ($813,000), acquisition of apartment projects ($325,000), increase in capitalized interest on development projects ($3,899,000) and results of Forest City Trading Group ($545,000).

RESULTS OF OPERATIONS

The Company reports its results of operations by each of its four principal business groups and believes this provides the most meaningful understanding of the Company's financial performance.

The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. Net Operating Income ("NOI") is defined as Revenues less Operating Expenses. See the information in the table "Earnings before Depreciation, Amortization and Deferred Taxes" at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

   COMMERCIAL GROUP

         REVENUES. Revenues of the Commercial Group decreased by $4,281,000, or 5.4%, to $74,706,000 in the second quarter of 1997 from $78,987,000 for the second quarter of 1996. This decrease is primarily the result of outlot sales which occurred in second quarter 1996 but did not recur in 1997 ($5,106,000), the closing of the Handy Andy stores in 1996 ($2,876,000) and properties which were sold in 1996, Beachwood Place ($519,000) and Victor Village ($416,000). These decreases were offset by increases from the openings of Atlantic Center in Brooklyn, New York ($1,983,000), Bruckner Boulevard in the Bronx, New York ($963,000), Marketplace at Riverpark in Fresno, California ($118,000) and Showcase in Las Vegas, Nevada ($570,000). In addition, the Charleston Marriott realized increased revenues over last year ($192,000).

Revenues of the Commercial Group increased $136,000, or .1%, to $149,551,000 in the six months ended July 31, 1997 compared to $149,415,000 for the first half of 1996. This increase is primarily the result of the openings of Galleria at Sunset in Henderson, Nevada ($1,033,000), Atlantic Center ($3,842,000), Bruckner Boulevard ($963,000), Marketplace at Riverpark ($340,000) and Showcase ($644,000). In addition, the Charleston Marriott realized increased revenues in the first half of 1997 over the prior year ($769,000) and development and financing fees were collected from third parties ($1,973,000). These increases were offset by 1996 outlot sales which did not recur ($5,106,000), the closing of the Handy Andy stores ($2,876,000) and the dispositions in 1996 of Beachwood Place ($1,055,000) and Victor Village ($416,000).

         OPERATING AND INTEREST EXPENSES. In the second quarter of 1997, operating expenses decreased $3,255,000, or 8.1%, to $36,798,000 from $40,053,000 for the second quarter of 1996. Interest expense for the second quarter of 1997 increased $67,000, or .3%, to $22,366,000 compared to $22,299,000 for the second quarter of 1996. The decrease in operating expenses is primarily attributable to the decrease in costs associated with the sale of land in 1996 ($3,441,000) which did not recur in 1997 and the closing or sale of properties during 1996 ($994,000). This decrease was offset by increases in operating expenses from the opening of new retail properties ($937,000), costs associated with increased hotel occupancy ($230,000) and increased real estate taxes and wages expense ($487,000). Interest expense for the second quarter 1996 included a loss on sale of interest rate caps (approximately $1,500,000) which did not recur in 1997. This decrease was offset by an increase in interest expense attributable to the opening of new properties.

During the six months  ended July 31,  1997,  operating  and  interest  expenses increased $113,000 and $2,308,000 (.1% and 5.3%), respectively, over the comparable period in 1996 to $76,039,000 and $46,199,000, respectively. The increase in operating expenses is primarily attributable to the increase in costs due to the opening of new retail properties ($2,922,000), increased hotel occupancy ($809,000) and increased real estate taxes and wages expense
($1,265,000), offset by costs associated with the sale of land in 1996 ($3,441,000) which did not recur in 1997 and costs associated with properties which were sold or closed during 1996 ($1,508,000). The increase in interest expense is attributable to the opening of new properties.

   RESIDENTIAL GROUP

         REVENUES. Revenues for the Residential Group increased by $514,000, or 1.8%, in the second quarter of 1997 to $29,496,000 from $28,982,000 in second quarter of 1996. This increase reflects the acquisitions of Emerald Palms in Miami, Florida ($73,000), Museum Tower in Philadephia, Pennsylvania ($688,000) and Colony Woods in Bellevue, Washington ($347,000.) In addition, portfolio revenues improved over last year ($1,258,000), net of the loss of revenue due to the sale of Toscana in February, 1997 ($1,745,000 - see "Sale of Toscana" below).

Revenues for the Residential Group increased by $16,502,000, or 29.3%, in the six months ended July 31, 1997 to $72,847,000 from $56,345,000 for the comparable period in 1996. This increase reflects proceeds from the Toscana litigation settlement ($15,000,000 - see "Sale of Toscana" below) and the acquisitions of Emerald Palms ($980,000), Museum Tower ($688,000) and Colony Woods ($347,000).

         OPERATING AND INTEREST EXPENSES. Operating expenses increased by $403,000, or 2.7%, to $15,539,000 in the second quarter of 1997 from $15,136,000 in the second quarter of 1996. Interest expense decreased $305,000, or 3.7%, to $7,951,000 in the second quarter of 1997 from $8,256,000 in the second quarter of 1996. The majority of the increase in operating expenses reflected the acquisitions of Museum Tower ($300,000), Colony Woods ($232,000) and Emerald Palms ($74,000) and normal inflationary growth of the residential portfolio operating expenses (approximately $300,000), offset by cost reduction due to the sale of Toscana ($661,000). The decrease in interest expense is primarily the result of the sale of Toscana ($1,026,000 - see "Sale of Toscana" below), offset by increases due to acquisition mortgages.

Operating expenses increased by $613,000, or 2.0%, to $31,015,000 in the second quarter of 1997 from $30,402,000 in the second quarter of 1996. Interest expense decreased by $1,411,000, or 8.7 %, to $14,730,000 in the six months ended July 31, 1997 from $16,141,000 in the first half of 1996. The increase in operating expenses is primarily attributable to the acquisitions of Museum Tower ($300,000), Colony Woods ($232,000) and Emerald Palms ($408,000) and normal inflationary growth on the portfolio (approximately $565,000), offset by cost reduction due to the sale of Toscana ($1,475,000). The decrease in interest expenses is primarily the result of the sale of Toscana ($2,025,000), offset by increases due to acquisition mortgages.


   LAND GROUP

         REVENUES. Revenues for the Land Group decreased by $5,118,000, or 51.7%, from $9,894,000 in the second quarter of 1996 to $4,776,000 in the second quarter of 1997. In the second quarter of 1996, the Land Group had significant residential and commercial land sales activity at Silver Lakes near Fort Lauderdale, Florida, which did not recur in the second quarter of 1997.

Revenues for the Land Group decreased by $7,338,000, or 50.1%, from $14,655,000 in the six months ended July 31, 1996 to $7,317,000 in the first half of 1997. This decline is also primarily attributable to 1996 activity at Silver Lakes, which did not recur in 1997.

         OPERATING AND INTEREST EXPENSES. Operating expenses and interest expense decreased by $5,129,000 and $231,000 (or 56.9% and 13.9%), respectively, in the second quarter of 1997 to $3,886,000 and $1,426,000, respectively, from $9,015,000 and $1,657,000, respectively, in the second quarter of 1996. The decrease in operating expenses primarily reflects the fluctuation in sales volume from the prior year. The decrease in interest expense is primarily due to the reduction of principal during 1996 on the acquisition and development mortgages relating to the Seven Hills project in Henderson, Nevada and the Silver Lakes project in Florida.

Operating expenses and interest expense decreased by $7,084,000 and $709,000 (or 52.5% and 20.8%), respectively, in the six months ended July 31, 1997 to $6,410,000 and $2,693,000, respectively, from $13,494,000 and $3,402,000, respectively, in the six months ended July 31, 1996. The decrease in operating expenses primarily reflects the fluctuation in sales volume from the prior year. The decrease in interest expense is primarily due to the reduction of principal throughout 1996 on the acquisition and development mortgages relating to the Seven Hills and Silver Lakes projects.

   LUMBER TRADING GROUP

         REVENUES. Revenues of the Lumber Trading Group increased by $820,000, or 2.7%, from $29,980,000 in the second quarter 1996 to $30,800,000 in the second quarter of 1997. The increase was primarily due to an increase in the volume at Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors ($1,421,000).

Revenues of the Lumber Trading Group increased by $5,051,000, or 9.1%, from $55,352,000 in the six months ended July 31, 1996 to $60,403,000 in the six months ended July 31, 1997. The increase was primarily due to an increase in volume at Forest City/Babin ($2,453,000) and an increase in the Lumber Trading Group's margins as a result of higher commodity lumber prices in 1997.

         OPERATING AND INTEREST EXPENSES. Operating expenses in the Lumber Trading Group increased in the second quarter of 1997 by $1,068,000, or 4.0%, from $26,407,000 in the second quarter of 1996 to $27,475,000. This increase reflected the fluctuation in variable expenses due to increased sales volume. Interest expense for the second quarter of 1997 decreased by $125,000, or 8.3%, to $1,385,000 from $1,510,000 in the second quarter of 1996. This decrease in interest expense was the result of a reduced rate of interest on Lumber Trading Group's lines of credit.

Operating expenses in the Lumber Trading Group increased in the six months ended July 31, 1997 by $4,355,000, or 8.9%. from $49,167,000 in the six months ended
July 31, 1996. This increase reflected the fluctuation in variable expenses due to increased sales volume. Interest expense for the six months ended July 31, 1997 decreased by $515,000, or 16.6% to $2,590,000 from $3,105,000 in the same period for 1996. This decrease in interest expense was the result of a reduced rate of interest on Lumber Trading Group's lines of credit.

   CORPORATE ACTIVITIES

         REVENUES. Revenues of the Corporate Activities increased $1,608,000, or 247.8%, in the second quarter of 1997 to $2,257,000 from $649,000 in the second quarter of 1996. Revenues of the Corporate Activities increased $1,289,000, or 76.0%, for the six month ended July 31, 1997 to $2,985,000 compared to $1,696,000 for the same period in 1996. Corporate Activities revenues consists primarily of interest income on advances made by the Company on behalf of our partners, and vary from year to year depending on interest rates and the amount of loans outstanding.

         OPERATING AND INTEREST EXPENSES. Operating expenses decreased $885,000, or 35.3%, in the second quarter of 1997 to $1,624,000 from $2,509,000 in the second quarter of 1996. Operating expenses decreased $2,523,000, or 49.6%, in the six months ended July 31, 1997 to $2,563,000 from $5,086,000 for the first half of 1996. These decreases are primarily the result of adjustments to reserves. Interest expense, net of capitalized interest on development projects, decreased $2,446,000 in the second quarter of 1997 to ($2,631,000) from ($185,000) in the second quarter of 1996. Interest expense, net of capitalized interest on development projects, decreased $2,617,000 for the six months ended July 31, 1997 to ($2,606,000) from $11,000 for the six months ended July 31, 1997. Interest expense consists primarily of interest expense on the Term Loan and Revolving Credit Facility that has not been allocated to a principal business unit, net of interest capitalized on development projects.

   LOSS ON DISPOSITION OF PROPERTIES

During the second quarter of 1997, the Company sold its interest in Woodridge, a land development project in suburban Chicago, Illinois and recorded a loss on disposition of $1,894,000, after tax. During the first quarter of 1997, the Company recorded a loss on disposition of Toscana, as discussed in the next paragraph.

   SALE OF TOSCANA / EXTRAORDINARY GAIN

During February, 1997, the Company sold Toscana, a 563-unit apartment complex in Irvine, California, back to the original land owner and settled litigation related to the property. As a result, the Company recorded a loss on disposition of property of $21,463,000, after tax, and an extraordinary gain of $14,187,000, after tax, related to the extinguishment of a portion of the property's nonrecourse mortgage debt. During the second quarter of 1997, the income tax estimate on the extraordinary gain was reduced by $3,142,000. Proceeds from the litigation settlement resulted in EBDT of $6,991,000 for the first quarter of 1997 and six months ended July 31, 1997. The result of the these transactions to the Company is after-tax income of $1,882,000.

   NET EARNINGS

In the second quarter of 1997, the Company's net earnings were $6,089,000, or $.42 per share of common stock, compared to net earnings of $3,729,000, or $.28 per share of common stock, in the second quarter of 1996. Proforma per share amounts, reflecting the issuance of 1,955,000 shares of Class A common stock in May 1997, are $.40 and $.25 for the second quarter of 1997 and 1996, respectively.

For the six months ended July 31, 1997, the Company's net earnings were $5,870,000, or $.42 per share of common stock, compared to net earnings of $2,783,000, or $.21 per share of common stock, for the six months ended July 31, 1996. Proforma per share amounts, reflecting the issuance of 1,955,000 shares of Class A common stock in May 1997, are $.39 and $.19 for the six months ended 1997 and 1996, respectively.

Earnings per share for the six months ended July 31, 1997 does not equal the sum of the two quarterly earnings per share because of the sale of 1,955,000 shares of Class A common stock in May 1997 and the resultant effect on second quarter weighted average common shares outstanding.

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

FINANCIAL CONDITION AND LIQUIDITY

On May 20, 1997, the Company sold 1,955,000 new shares of its Class A common stock at $42 per share and realized net proceeds, after offering costs, of approximately $76,300,000. The proceeds were used to repay the outstanding balance on the Revolving Credit Facility ($71,000,000) and the remainder was allocated for working capital. The Company plans to draw on the Revolving Credit Facility for its equity investment in development projects.

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

   MORTGAGE REFINANCINGS / OUTLOOK FOR 1997

During the first six months of 1997, the Company completed $231,000,000 in financings, including $133,000,000 in refinancings, $57,000,000 for new development projects and $41,000,000 in acquisition mortgages. The Company anticipates its nonrecourse mortgage indebtedness will either be refinanced with new nonrecourse mortgage indebtedness or extended as it matures.

   LONG-TERM DEBT

At July 31, 1997, the Company had recourse debt of $74,000,000 outstanding, comprised of $40,000,000 under a $70,000,000 Term Loan maturing July 1, 2001 and $34,000,000 under an $80,000,000 Revolving Credit Facility maturing July 25, 1998. As discussed above, the outstanding amount under Revolving Credit Facility was repaid on May 21, 1997 by proceeds from the Company's sale of Class A common stock. The Company is required to make quarterly principal payments of $2,500,000 under the Term Loan. The Term Loan and Revolving Credit Facility provide for the maintenance of a specified level of net worth and cash flows (as defined) and a restriction on dividend payments.

   INTEREST RATE EXPOSURE

At July 31, 1997, the composition of nonrecourse mortgage debt is as follows:
                                                     Amount        Rate (1)<F1>
                                                     ------        --------
                                                 (in thousands)
     Fixed                                        $   946,234        7.92%
     Variable -
          Taxable (2)<F2>                             758,848        7.68%
          Tax-Exempt                                  133,965        4.41%
     UDAG and other subsidized loans                   77,291        2.60%
                                                  --------------------------

                                                  $ 1,916,338        7.36%
                                                  --------------------------
[FN]
<F1>(1) The weighted  average  interest  rates shown above include both the base index and the lender  margin.

<F2>(2)  At July 31, 1997, $415,480,000 of this variable-rate debt is subject to interest rate swaps as described below.

The Company generally does not hedge tax-exempt debt because, since 1992, the low base rate of this type of financing has average 3.25% and has never exceeded 5.75%. With respect to taxable variable-rate debt, the Company generally attempts to obtain interest rate protection for such debt with a maturity in excess of one year. Of the $758,848,000 in taxable variable-rate debt outstanding at July 31, 1997, $415,480,000 was protected by interest rate swaps with a weighted average rate of 7.78% and an average term of 2.0 years, effectively reducing the Company's taxable variable-rate debt to $343,368,000 as of July 31, 1997. In addition, the Company has purchased interest rate cap protection for its variable-rate debt portfolio in the amount of $73,500,000, $253,600,000 and $320,600,000 for the fiscal years ending January 31, 1998, 1999 and 2000, respectively.

At July 31, 1997, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company's taxable variable-rate debt by approximately $3,400,000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,300,000.


   LUMBER TRADING GROUP LIQUIDITY

The Lumber Trading Group is separately financed with two lines of credit and an accounts receivable sale program. These credit facilities are not recourse to the Company.

The Lumber Trading Group's two lines of credit total $46,000,000. These credit lines are secured by the assets of the Lumber Trading Group, and are used by the Trading Group to finance its working capital needs. At July 31, 1997, the Lumber Trading Group had $46,000,000 of available credit under these facilities.

The Lumber Trading Group also has sold an undivided ownership interest in a pool of accounts receivable of up to a maximum of $90,000,000. The Trading Group uses this program to finance its working capital needs. At July 31, 1997, $74,000,000 had been sold under this accounts receivable program.

The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs in 1997.

   CASH FLOWS

Net cash provided by operating activities was $46,897,000 and $44,808,000 for the six months ended July 31, 1997 and 1996, respectively. The increase in cash provided by operating activities in 1997 compared to 1996 is primarily the result of receipt of the Toscana litigation settlement ($10,000,000), increase in collection of notes and accounts receivable ($41,947,000) primarily from Lumber Trading Group, decrease in interest paid ($2,944,000) and decrease in lumber inventories ($4,957,000). These increases are offset by a decrease in accounts payable and accrued expenses ($57,282,000).

Net cash used in investing activities totaled $163,478,000 and $75,048,000 for the six months ended July 31, 1997 and 1996, respectively. Capital expenditures, other than development and acquisition activities, totaled $21,138,000 (including both recurring and investment capital expenditures) in the first half of 1997 and were financed primarily with cash provided by operating activities. In the first half of 1997, net cash used in investing activities reflected the Company's use of $105,947,000 of funds for acquisition and development activities, which were financed with $87,957,000 in new mortgage indebtedness (see below for discussion of Cash Flows from Financing Activities) cash on hand at the beginning of the year and the remainder from cash provided by operating activities. In addition, $27,290,000 was used for investments in and advances to affiliates, and includes investments in syndicated residential projects, The Grand in North Bethesda, Maryland ($9,700,000) and The Enclave in San Jose, California ($926,000); Land Group's investments in Silver Lakes ($1,500,000) and Silver Shores ($3,000,000) in Ft. Lauderdale, Florida and Seven Hills in Henderson, Nevada ($500,000); advances to our New York affiliate ($8,083,000); and temporary advances for financing commitments ($2,600,000).

Net cash provided by financing activities totaled $106,976,000 and $18,974,000 in the six months ended July 31, 1997 and 1996, respectively. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgages Refinancings/Outlook for 1997" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net used in investing activities. In addition, net cash provided by financing activities in the first half of 1997 reflected net repayment of $18,716,000 on Lumber Trading Group's lines of credit, repayment of the $6,365,000 note payable relating to the purchase of the Company's addition 33-1/3% interest in the Pittsburgh Mall and repayment of a land note of $5,521,000. In addition, financing activities for the first half of 1997 include the release of $3,600,000 in restricted cash related to the financing of Atlantic Center in Brooklyn, New York, payment of deferred financing costs of $3,412,000 and payment of $1,691,000 of dividends.

STOCK SPLIT, DIVIDENDS, CAPITALIZATION AND TREASURY STOCK PURCHASE

A three for two stock split of both the Company's Class A and Class B common stock, was effective February 17, 1997 to shareholders of record at the close of business on February 3, 1997. The stock split was effected as a stock dividend.

Quarterly cash dividends of $.06 per share (post-split) on shares of both Class A and Class B common stock were paid on March 17, 1997 and June 16, 1997. The third 1997 quarterly dividend of $.06 per share on shares of both Class A and Class B common stock will be paid on September 15, 1997 to shareholders of record at the close of business on September 2, 1997. The fourth 1997 quarterly dividend of $.06 per share on shares of both Class A and Class B common stock will be paid on December 15, 1997 to shareholders of record at the close of business on December 1, 1997.

On June 10, 1997, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the Company's capitalization to a) 48,000,000 shares of Class A common stock from 16,000,000 shares; 18,000,000 shares of Class B common stock from 6,000,000 shares; and c) 5,000,000 shares of preferred stock from 1,000,000 shares.

On August 18, 1997, the Company purchased 77,700 shares of Class A common stock owned by Richard Miller, Aaron Miller and Gabrielle Miller, the children of Samuel H. Miller, the Company's Co-Chairman of the Board of Directors, and Ruth Miller, who died on November 26, 1996. The repurchase provided funds necessary to pay taxes on the estate of Ruth Miller. The shares were purchased at a price of $36.50 per share plus 8.0% interest from May 7, 1997 to August 18, 1997, less any dividends paid between those two dates, for a total of $2,896,000.

NEW ACCOUNTING STANDARDS

In February 1997, FASB issued SFAS 128 "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The Company will adopt the provisions of SFAS 128 in its 1997 Annual Report, but does not expect this statement to have a material impact on EPS.

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



                          FOREST CITY ENTERPRISES, INC.
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
               FOR THE SECOND QUARTER ENDED JULY 31, 1997 AND 1996
                                 (IN THOUSANDS)


                           Commercial Group     Residential Group         Land Group
                          -------------------  --------------------  ----------------------
                            1997      1996       1997       1996       1997        1996
                          --------- ---------  ---------  ---------  ----------  ----------

Revenues                  $ 74,706  $ 78,987   $ 29,496   $ 28,982     $ 4,776     $ 9,894
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups       36,798    40,053     15,539     15,136       3,886       9,015
Interest expense            22,366    22,299      7,951      8,256       1,426       1,657
Income tax provision           738      (743)     1,306        (68)       (208)       (307)
                          --------- ---------  ---------  ---------  ----------  ----------
                            59,902    61,609     24,796     23,324       5,104      10,365
                          --------- ---------  ---------  ---------  ----------  ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                 $ 14,804  $ 17,378    $ 4,700    $ 5,658      ($ 328)     ($ 471)
                          ========= =========  =========  =========  ==========  ==========


                          Lumber Trading Group Corporate Activities          Total
                          -------------------  --------------------  ----------------------
                            1997      1996       1997       1996       1997        1996
                          --------- ---------  ---------  ---------  ----------  ----------


Revenues                  $ 30,800  $ 29,980    $ 2,257      $ 649   $ 142,035   $ 148,492
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups       27,475    26,407      1,624      2,509      85,322      93,120
Interest expense             1,385     1,510     (2,631)      (185)     30,497      33,537
Income tax provision           839       816     (1,184)       316       1,491          14
                          --------- ---------  ---------  ---------  ----------  ----------
                            29,699    28,733     (2,191)     2,640     117,310     126,671
                          --------- ---------  ---------  ---------  ----------  ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                  $ 1,101   $ 1,247    $ 4,448   ($ 1,991)   $ 24,725    $ 21,821
                          ========= =========  =========  =========  ==========  ==========



Reconciliation to net earnings:

Earnings before depreciation,
   amortization and deferred taxes (EBDT)                             $ 24,725    $ 21,821

Depreciation and amortization - real estate Groups                     (17,604)    (17,249)

Deferred taxes - real estate Groups                                     (2,280)     (2,315)

Provision for decline in real estate, net of tax                             0           0

Gain (loss) on disposition of properties, net of tax                    (1,894)        565

Extraordinary gain, net of tax                                           3,142         907
                                                                     ----------  ----------

Net earnings                                                           $ 6,089     $ 3,729
                                                                     ==========  ==========



                          FOREST CITY ENTERPRISES, INC.
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                 FOR THE SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                 (IN THOUSANDS)


                           Commercial Group     Residential Group         Land Group
                          -------------------  --------------------  ----------------------
                            1997      1996       1997       1996       1997        1996
                          --------- ---------  ---------  ---------  ----------  ----------

Revenues                 $ 149,551 $ 149,415   $ 72,847   $ 56,345     $ 7,317    $ 14,655
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups       76,039    75,926     31,015     30,402       6,410      13,494
Interest expense            46,199    43,891     14,730     16,141       2,693       3,402
Income tax provision           752    (1,486)     8,099       (679)       (698)       (886)
                          --------- ---------  ---------  ---------  ----------  ----------
                           122,990   118,331     53,844     45,864       8,405      16,010
                          --------- ---------  ---------  ---------  ----------  ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                 $ 26,561  $ 31,084   $ 19,003   $ 10,481    ($ 1,088)   ($ 1,355)
                          ========= =========  =========  =========  ==========  ==========


                          Lumber Trading Group Corporate Activities          Total
                          -------------------  --------------------  ----------------------
                            1997      1996       1997       1996       1997        1996
                          --------- ---------  ---------  ---------  ----------  ----------


Revenues                  $ 60,403  $ 55,352    $ 2,985    $ 1,696   $ 293,103   $ 277,463
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups       53,522    49,167      2,563      5,086     169,549     174,075
Interest expense             2,590     3,105     (2,606)        11      63,606      66,550
Income tax provision         1,884     1,218     (3,261)       893       6,776        (940)
                          --------- ---------  ---------  ---------  ----------  ----------
                            57,996    53,490     (3,304)     5,990     239,931     239,685
                          --------- ---------  ---------  ---------  ----------  ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                  $ 2,407   $ 1,862    $ 6,289   ($ 4,294)   $ 53,172    $ 37,778
                          ========= =========  =========  =========  ==========  ==========



Reconciliation to net earnings:

Earnings before depreciation,
   amortization and deferred taxes (EBDT)                             $ 53,172    $ 37,778

Depreciation and amortization - real estate Groups                     (34,439)    (33,242)

Deferred taxes - real estate Groups                                     (3,694)     (3,225)

Provision for decline in real estate, net of tax                             0           0

Gain (loss) on disposition of properties, net of tax                   (23,356)        565

Extraordinary gain, net of tax                                          14,187         907
                                                                     ----------  ----------

Net earnings                                                           $ 5,870     $ 2,783
                                                                     ==========  ==========


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

         No. 10.35 -      Letter agreement, dated August 14, 1997, adjusting the
                          interest rate in the  Stock  Purchase Agreement, dated
                          May  7, 1997, between  Forest City  Enterprises,  Inc.
                          and Richard Miller, Aaron Miller and Gabrielle Miller.

         No. 10.36 -      Fourth   Amendment  to Credit Agreement,  dated  as of
                          January  1, 1997, among  Forest City Rental Properties
                          Corporation,  the  banks  named  therein  and  KeyBank
                          National Association, f/k/a Society National Bank, as agent.

         No. 10.37 -      Fourth Amendment to Guaranty of Payment of Debt, dated
                          as of January 1, 1997, among  Forest City Enterprises,
                          Inc., the  banks named  therein and  KeyBank  National
                          Association, f/k/a  Society National Bank, as agent.

      (b)  Reports on Form 8-K  - none.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FOREST CITY ENTERPRISES, INC.
                                                    (Registrant)



Date September 12, 1997                   /s/  Thomas G. Smith
     ------------------                   ------------------------

                                          Thomas G. Smith, Senior Vice President
                                           and Chief Financial Officer

Date September 12, 1997                   /s/  Linda M. Kane
     ------------------                   ----------------------

                                          Linda M. Kane, Vice President,
                                           Corporate Controller