Form 10-Q
period 1997-10-31
FOREST CITY ENTERPRISES INC
filed 1997-12-15
CIK 38067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended               October 31, 1997

Commission file number  1-4372

                        FOREST CITY ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                Ohio                                    34-0863886
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

1100 Terminal Tower       Cleveland, Ohio                 44113
  (Address of principal executive offices)               Zip Code

Registrant's telephone number, including area code     216-621-6060


                  10800 Brookpark Road, Cleveland, Ohio 44130
       (Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES   X    NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                   Outstanding at  December 1, 1997

Class A Common Stock, $.33 1/3 par value              9,593,036  shares

Class B Common Stock, $.33 1/3 par value              5,396,240  shares

                         FOREST CITY ENTERPRISES, INC.

                                     Index
                                                                      Page No.
Part I.  Financial Information:

        Item 1. Financial Statements
                  Forest City Enterprises,  Inc. and Subsidiaries

                  Consolidated Balance Sheets - October 31, 1997
                        (Unaudited) and January 31, 1997                3

                  Consolidated Statements of Earnings and Retained
                        Earnings (Unaudited) - Three and Nine Months
                        Ended October 31, 1997 and 1996                 4

                  Consolidated Statements of Cash Flows (Unaudited) -   5 - 6
                        Nine Months Ended October 31, 1997 and 1996

                  Notes to Consolidated Financial Statements
                        (Unaudited)                                     7 - 8

        Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                9 - 22

Part II.  Other Information

        Item I. Legal Proceedings                                       23

        Item 6. Exhibits and Reports on Form 8-K                        23

Signatures                                                              24

PART I - FINANCIAL INFORMATION

                                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                               October 31,1997  January 31, 1997
                                                               ---------------- ----------------
                                                                 (Unaudited)
                                                                     (dollars in thousands)
ASSETS
Real Estate
  Completed rental properties                                    $  2,239,005    $  2,247,393
  Projects under development                                          345,790         220,137
  Land held for development or sale                                    53,791          52,649
                                                                 -------------   -------------
                                                                    2,638,586       2,520,179
  Less accumulated depreciation                                      (435,623)       (399,830)
                                                                 -------------   -------------
    Total Real Estate                                               2,202,963       2,120,349

Cash                                                                   27,096          41,302
Notes and accounts receivable, net                                    196,618         204,959
Inventories                                                            46,645          48,769
Investments in and advances to affiliates                             174,452         145,242
Other assets                                                          175,028         180,784
                                                                 -------------   -------------
                                                                 $  2,822,802    $  2,741,405
                                                                 =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Mortgage debt, nonrecourse                                       $  1,941,887    $  1,898,428
Accounts payable and accrued expenses                                 346,099         378,230
Notes payable                                                          26,288          37,041
Long-term debt                                                         91,865          94,923
Deferred income taxes                                                 113,411         115,488
Deferred profit                                                        24,270          25,317
                                                                 -------------   -------------
        Total Liabilities                                           2,543,820       2,549,427
                                                                 -------------   -------------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
    5,000,000 and 1,000,000 shares authorized, respectively;
     no shares issued.                                                      -                -
Common stock - $.33 1/3 par value
    Class A,  48,000,000 and 16,000,000 shares authorized,
     9,896,486 and 7,932,358 shares issued, 9,582,836
     and 7,696,408 outstanding, respectively.                           3,297            2,643
    Class B, convertible, 18,000,000 and 6,000,000 shares
     authorized, 5,545,490 and 5,554,618 shares issued,
     5,406,440 and 5,415,568 outstanding, respectively.                 1,848            1,851
                                                                 -------------   --------------
                                                                        5,145            4,494
Additional paid-in capital                                            119,429           43,996
Retained earnings                                                     165,893          152,077
                                                                --------------   --------------
                                                                      290,467          200,567

Less treasury stock, at cost: 313,650 Class A
    and 139,050 Class B; 235,950 Class A and
    139,050 Class B shares, respectively.                             (11,485)          (8,589)
                                                                 -------------   --------------
       Total Shareholders' Equity                                     278,982          191,978
                                                                 -------------   --------------

                                                                 $  2,822,802    $   2,741,405
                                                                 =============   ==============

See notes to consolidated financial statements.

                             FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                            (UNAUDITED)

                                                Three Months Ended October 31,   Nine Months Ended October 31,
                                                ------------------------------   -----------------------------
                                                        1997         1996            1997          1996
                                                     ----------   ----------      ----------    ----------
                                                        (dollars in thousands, except per share data)


Revenues                                             $  154,975   $  163,809      $  448,078   $  441,272
                                                     -----------  -----------     -----------  -----------

Operating expenses                                       91,904      103,470         259,981      276,034
Interest expense                                         32,655       32,851          96,261       99,401
Provision for decline in real estate                          -       11,107               -       11,107
Depreciation and amortization                            18,354       17,977          54,265       52,730
                                                      ----------  ----------      -----------  -----------
                                                        142,913      165,405         410,507      439,272
                                                      ----------  -----------     -----------  -----------

Gain (loss) on disposition of properties                      -       17,123         (38,637)      18,057
                                                      ----------  -----------     -----------  -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                      12,062       15,527          (1,066)      20,057
                                                      ----------  -----------     -----------  -----------

INCOME TAX EXPENSE (BENEFIT)
   Current                                                2,737         (927)          4,387        1,758
   Deferred                                              (1,324)       8,400          (7,785)       8,369
                                                      ----------  -----------     -----------  -----------
                                                          1,413        7,473          (3,398)      10,127
                                                      ----------  -----------     -----------  -----------

NET EARNINGS BEFORE EXTRAORDINARY GAIN                   10,649        8,054           2,332        9,930
Extraordinary gain, net of tax                                -        1,993          14,187        2,900
                                                      ----------  -----------     -----------   ----------

NET EARNINGS                                             10,649       10,047          16,519       12,830

Retained earnings at beginning of period                156,144      146,373         152,077      143,590
Dividends on common stock - $.06 and $.18  per share,
   respectively in 1997;  $.21 per share in 1996           (900)      (2,798)         (2,703)      (2,798)
                                                     -----------  -----------     -----------    ---------
Retained earnings at end of period                   $  165,893   $  153,622      $  165,893    $ 153,622
                                                     -----------  -----------     -----------   ----------

Weighted average common shares outstanding           15,003,634   13,122,421       14,272,223   13,169,612
                                                     -----------  -----------     -----------   ----------

NET EARNINGS PER COMMON SHARE
    Net earnings before extraordinary gain,
     net of tax                                      $     0.71   $     0.62      $      0.16   $     0.75
     Extraordinary gain, net of tax                           -         0.15             1.00         0.22
                                                     -----------  -----------     ------------  -----------

NET EARNINGS PER COMMON SHARE                        $     0.71   $     0.77      $      1.16   $     0.97
                                                     ===========  ===========     ============  ===========

See notes to consolidated financial statements.

                        FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                         Nine Months Ended October 31,
                                                         -----------------------------
                                                                1997          1996
                                                            -----------  ------------
                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Rents and other revenues received                          $   431,987   $  401,571
  Proceeds from land sales                                        15,237       25,942
  Land development expenditures                                  (17,400)     (15,629)
  Operating expenditures                                        (272,591)    (231,240)
  Interest paid                                                  (96,261)     (99,401)
                                                             ------------  -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                    60,972       81,243
                                                             ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (209,999)    (143,458)
  Proceeds from disposition of property                                -       33,052
  Investments in and advances to affiliates                      (27,121)     (20,243)
                                                             ------------  -----------
     NET CASH USED IN INVESTING ACTIVITIES                      (237,120)    (130,649)
                                                             ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in mortgage and long-term debt                        225,714      120,407
  Principal payments on mortgage debt on real estate             (44,681)     (38,122)
  Payments on long-term debt                                     (76,557)     (24,319)
  Increase in notes payable                                       35,470        6,749
  Payments on notes payable                                      (46,754)     (13,384)
  Decrease in restricted cash                                      3,600            -
  Payment of deferred financing costs                             (5,448)      (7,496)
  Net proceeds from sale of common stock                          76,084            -
  Purchase of treasury stock                                      (2,896)      (6,080)
  Dividends paid to shareholders                                  (2,590)           -
                                                              -----------  -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                 161,942       37,755
                                                               ----------  -----------

NET DECREASE IN CASH                                             (14,206)     (11,651)
CASH AT BEGINNING OF PERIOD                                       41,302       39,145
                                                               ----------  -----------
CASH AT END OF PERIOD                                          $  27,096   $   27,494
                                                               ==========  ===========




                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                          Nine Months Ended October 31,
                                                          ------------------------------
                                                                1997           1996
                                                            ------------   -------------
                                                                   (in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
NET EARNINGS                                                 $    16,519   $   12,830
  Depreciation                                                    42,974       40,157
  Amortization                                                    11,291       12,573
  (Decrease) increase in deferred income taxes                    (2,241)       8,519
  Loss (gain) on disposition of properties                        38,637      (18,057)
  Provision for decline in real estate                                 -       11,107
  Extraordinary gain                                             (18,272)      (4,797)
  (Increase) decrease in land held for development or sale        (7,296)       2,428
  Decrease (increase) in notes and accounts receivable             7,193      (24,609)
  Decrease (increase) in inventories                               2,124       (1,143)
  (Decrease)increase in accounts payable and accrued expenses    (25,344)      29,946
  (Decrease)increase in deferred profit                           (1,047)       2,285
  (Increase)decrease in other assets                              (3,566)      10,004
                                                               ----------  -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES              $  60,972   $   81,243
                                                               ==========  ===========

Supplemental Non-Cash Disclosure:

        The following items represent the non-cash effect of an increase in the Company's interest in Skylight Office Tower, the disposition of the Company's interest in Toscana, a reduction of the Company's interest in MIT Phase II, and the exchange of Woodridge during the period ended October 31, 1997 and a reduction of the Company's interest in the Clark Building during the period ended October 31, 1996.

Operating Activities
  Notes and accounts receivable                              $    (5,072)  $      212
  Other assets                                                      (121)         844
  Accounts payable and accrued expenses                           (6,900)      (2,051)
  Deferred taxes                                                     164            -
                                                               ----------  -----------
        Total effect on operating activities                   $ (11,929)  $     (995)
                                                               ----------  -----------

Investing Activities
  Capital expenditures                                         $  53,070   $    9,073
  Investments in and advances to affiliates                        4,131            -
                                                               ----------  -----------
        Total effect on investing activities                   $  57,201   $    9,073
                                                               ----------  -----------

Financing Activities
  Mortgage and long-term debt                                  $ (45,803)  $   (8,078)
  Notes payable                                                      531            -
                                                               ----------  -----------
        Total effect on financing activities                   $ (45,272)  $   (8,078)
                                                               ----------  -----------

See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A.   EXTRAORDINARY GAIN
     During the first quarter of 1997, the Company recorded an extraordinary gain, net of tax, of $11,045,000, or $.84 per share, resulting from debt extinguishment of Toscana, a 563-unit apartment complex which was sold in February 1997. In the second quarter, the Company recorded an extraordinary gain of $3,142,000, or $.22 per share, representing an adjustment of the estimated income tax effect of the Toscana debt extinguishment that occurred in the first quarter. See note E and "Sale of Toscana" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     On December 11, 1997, the Board of Directors declared a regular quarterly cash dividend of $.07 per share on both Class A and Class B common shares, payable March 16, 1998, to shareholders of record on March 2, 1998.

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

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

E.   EARNINGS PER SHARE
     Earnings per share for the nine months ended October 31, 1997 does not equal the sum of the first three quarters because of the effect on weighted average common shares outstanding caused by the public offering of Class A common stock (see note F) and the purchase of treasury stock (see note D).

F.   PUBLIC OFFERING/SUPPLEMENTARY EARNINGS PER SHARE
     On May 20, 1997, the Company sold to the public 1,955,000 shares of Class A common stock at an initial price of $42.00 per share. Had the issuance of these shares occurred at the beginning of each of the periods presented, earnings per share would have been as follows:

                                        Three Months         Nine Months
                                       Ended October 31,   Ended October 31,
                                       -----------------   -----------------
                                          1997   1996         1997    1996
                                         ------ ------       ------  ------
        Net earnings before
          extraordinary gain, net of tax  $.71   $.54        $ .16   $ .66
        Extraordinary gain, net of tax       -    .13          .94     .19
                                          ----   -----       -----   -----
        Net earnings per common share     $.71   $.67        $1.10   $ .85
                                          ====   ====        =====   =====

G.   LONG-TERM DEBT
     On December 10, 1997, the Company replaced its $37,500,000 term loan due July 1, 2001 and its $80,000,000 revolving credit facility with a new credit agreement. The new credit agreement with a group of eight banks consists of a $55,200,000 term loan due January 1, 2004 and a $151,800,000 revolving credit facility maturing December 10, 2000. The Company expects that an additional bank will soon be added to the group, thereby increasing the term loan to $60,000,000 and the revolving credit facility to $165,000,000.

     Quarterly principal payments of $2,500,000 on the term loan will commence April 1, 1998. The revolving credit facility allows for up to $30,000,000 in outstanding letters of credit, which reduces the revolving credit portion available to the Company. The revolving credit facility may be renewed annually by unanimous consent of the banks or the outstanding revolving credit loans may be converted by the Company to a four-year term loan at its maturity. The new credit agreement provides, among other things, for 1) interest rates ranging from 1/4% to 3/4% over the prime rate or 2% to 2 1/2% over the London Interbank Offered Rate ("LIBOR"); 2) maintenance of debt service coverage ratio, specified level of net worth and cash flow (as defined); and 3) restriction on dividend payments.

        The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the nine months ended October 31, 1997 are not necessarily indicative of results of operations which may be expected for the full year.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1997 annual report ("Form 10-K").

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

-----------------------------------------------------------------------

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

The Company's EBDT grew by 11.3%, or decreased 2.7% per share, in the third quarter 1997 to $26,947,000, or $1.80 per share, from $24,213,000, or $1.85 per share, for the third quarter of 1996. On a per-share basis, EBDT decreased because of a 14.4% increase in the weighted average number of shares outstanding pursuant to a public offering in May 1997. Per-share figures have also been adjusted for a three-for-two stock split in February 1997. Proforma per share EBDT, reflecting the sale of 1,955,000 shares of Class A common stock in May, 1997, was $1.80 for the third quarter of 1997 and $1.61 for the same period of 1996.

EBDT for the nine months ended October 31, 1997 grew by 29.2%,or 19.1% per share, to $80,119,000, or $5.61 per share, from $61,991,000, or $4.71 per share, for the comparable period of 1996. Proforma per share EBDT for the nine months ended October 31, 1997 and 1996, reflecting the sale of 1,955,000 shares of Class A common stock in May, 1997, was $5.33 and $4.10, respectively.

EBDT for the nine months ended October 31, 1997 grew primarily as a result of a litigation settlement related to Toscana, a 563-unit apartment complex in Irvine, California ($6,991,000 - see "Sale of Toscana" below), improved operations and acqusitions of apartment units by the Residential Group
($2,745,000), the openings of new properties in the Commercial Group ($4,795,000), results of Lumber Trading Group ($1,299,000) and an increase in capitalized interest on development projects ($4,659,000). In addition, the provision for current income taxes for the nine months ended October 31, 1997 in the Commercial Group increased $5,085,000 over the same period last year due to 1996 net operating loss benefits not recurring in 1997. This increase in current taxes was offset by a decrease of $5,841,000 compared to 1996 in Corporate Activities which is attributable primarily to higher tax benefits in the current year and a refund of Alternative Minimum Tax for last year received in 1997.

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

   COMMERCIAL GROUP

     REVENUES. Revenues of the Commercial Group increased by $911,000, or 1.1%, to $84,162,000 in the third quarter of 1997 from $83,251,000 for the third quarter of 1996. This increase is primarily the result of the sale of the Brooklyn, Ohio land ($4,500,000) and property openings including Atlantic Center in Brooklyn, New York ($2,141,000), Bruckner Boulevard in the Bronx, New York ($380,000), Gun Hill Road in the Bronx ($462,000), Marketplace at Riverpark in Fresno, California ($398,000) and Showcase in Las Vegas, Nevada ($529,000). In addition, the Marriott hotel in Charleston, West Virginia and the Ritz-Carlton hotel in Cleveland, Ohio realized increased hotel revenues over last year of $64,000 and $975,000, respectively. These increases were partially offset by the 1996 commercial land sales ($8,224,000) which did not recur in 1997, the closing of the Handy Andy Stores stores that were the Company's tenants ($156,000) and the disposition in 1996 of Beachwood Place ($334,000).

Revenues of the Commercial Group increased $1,047,000, or .5%, to $233,713,000 in the nine months ended October 31, 1997 compared to $232,666,000 for the comparable period of 1996. This increase is primarily the result of the sale of the Brooklyn, Ohio land ($4,500,000) and property openings including Galleria at Sunset in Henderson, Nevada ($920,000), Atlantic Center ($5,983,000), Bruckner Boulevard ($1,343,000), Gun Hill Road ($462,000), Marketplace at Riverpark ($738,000), and Showcase ($1,173,000). In addition, the Charleston Marriott and Ritz-Carlton, Cleveland realized increased revenues in the first nine months of 1997 over the prior year of $833,000 and $1,182,000, respectively, and office portfolio revenues increased $1,516,000. These increases were partially offset by 1996 land sales which did not recur ($13,330,000), the sale of Beachwood Place in 1996 ($1,389,000) and the closing of the Handy Andy stores ($3,032,000).

     OPERATING AND INTEREST EXPENSES. In the third quarter of 1997, operating expenses decreased $4,236,000, or 9.3%, to $41,271,000 from $45,507,000 for the third quarter of 1996. Interest expense for the third quarter of 1997 increased $2,066,000, or 9.52%, to $23,770,000 compared to $21,704,000 for the third quarter of 1996. The decrease in operating expenses is attributable primarily to the decrease in costs associated with the sales of land in 1996 ($5,322,000) which did not recur in 1997, the closing or sale of properties during 1996 ($355,000) and a decrease in project write-offs ($1,726,000). This decrease was partially offset by the cost associated with the sale of the Brooklyn, Ohio land ($1,232,000), an increase in operating expenses from the opening of new retail properties ($933,000) and incremental costs associated with increased hotel occupancy ($938,000). The increase in interest expense was attributable to the opening of new properties.

During the nine months ended October 31, 1997, operating expenses decreased $4,123,000, or 3.4%, and interest expense increased $4,374,000, or 6.7%, over the comparable period in 1996 to $117,310,000 and $69,969,000, respectively from $121,433,000 and $65,595,000 respectively. The decrease in operating expenses was attributable primarily to costs associated with the sale of land in 1996 ($8,763,000) which did not recur in 1997 and costs associated with properties which were sold or closed during 1996 ($1,863,000), partially offset by the costs associated with the sale of the Brooklyn, Ohio land ($1,232,000), the opening of new retail properties ($3,155,000) and costs associated with increased hotel occupancy ($1,747,000). The increase in interest expense was attributable to the opening of new properties.

   RESIDENTIAL GROUP

     REVENUES. Revenues for the Residential Group increased by $2,224,000, or 7.7%, in the third quarter of 1997 to $31,240,000 from $29,016,000 in the third quarter of 1996. This increase reflects development fees from The Knolls, an acquisition and redevelopment project consisting of 260 apartment units in Orange, California ($1,145,000) and acquisitions of Museum Tower, a 286-unit building in Philadelphia, Pennsylvania ($912,000) and Colony Woods, a 396-unit complex in Bellevue, Washington ($272,000). In addition, portfolio revenues improved over last year ($1,733,000), offset by the loss of revenue due to the sale of Toscana in February, 1997 ($1,803,000 - see "Sale of Toscana" below.)

Revenues for the Residential Group increased by $18,726,000, or 21.9% in the nine months ended October 31, 1997 to $104,087,000 from $85,361,000 for the comparable period in 1996. This increase reflects proceeds from the Toscana litigation settlement ($15,000,000 - see "Sale of Toscana" below), development fees from The Knolls ($1,145,000) and the acquisitions of Emerald Palms ($1,021,000), Museum Tower ($1,600,000) and Colony Woods ($619,000). In
addition, portfolio revenues improved over last year ($3,906,000), offset by the loss of revenue due to the sale of Toscana ($5,289,000).

     OPERATING AND INTEREST EXPENSES. Operating expenses decreased by $93,000, or .6% to $15,900,000 in the third quarter of 1997 from $15,993,000 in the third quarter of 1996. Interest expense decreased $466,000, or 5.7%, to $7,747,000 in the third quarter of 1997 from $8,213,000 in the third quarter of 1996. The majority of the decrease in operating expenses reflected the reduction in expenses due to the sale of Toscana ($739,000), partially offset by increases in expenses due to the acquisitions of Museum Tower ($406,000) and Colony Woods ($191,000). The decrease in interest expense is primarily the result of the sale of Toscana ($1,024,000 see "Sale of Toscana" below), offset by increases due to acquisition mortgages.

Operating expenses increased by $520,000, or 1.1%, to $46,915,000 in the nine months ended October 31, 1997 from $46,395,000 in the comparable period of 1996. Interest expense decreased by $1,877,000, or 7.7 %, to $22,477,000 in the nine months ended October 31, 1997 from $24,354,000 for the comparable period of 1996. The increase in operating expenses is attributable primarily to the acquisitions of Museum Tower ($706,000), Colony Woods ($423,000) and Emerald Palms ($453,000), real estate taxes at The Laurels in Justice, Illinois ($332,000) and normal inflationary growth on the portfolio (approximately $800,000), partially offset by a decrease in expenses due to the sale of Toscana ($2,214,000). The decrease in interest expenses is primarily the result of the sale of Toscana ($3,049,000), partially offset by increases due to acquisition mortgages.

   LAND GROUP

     REVENUES. Revenues for the Land Group decreased by $8,645,000, or 63.8%, to $4,907,000 in the third quarter of 1997 from $13,552,000 in the third quarter of 1996. In the third quarter of 1996, the Land Group had a significant land sale in Miami, Florida which did not recur in the third quarter of 1997.

Revenues for the Land Group decreased by $15,983,000, or 56.7%, to $12,224,000 in the nine months ended October 31, 1997 from $28,207,000 in the comparable period in 1996. This decrease was attributable primarily to 1996 activity at Silver Lakes in Fort Lauderdale, Florida and a significant land sale, both of which did not recur in 1997.

     OPERATING AND INTEREST EXPENSES. Operating expenses and interest expense decreased by $6,156,000 and $153,000 (or 61.4% and 8.7%), respectively, in the third quarter of 1997 to $3,864,000 and $1,610,000, respectively, from $10,020,000 and $1,763,000, respectively, in the third quarter of 1996. The decrease in operating expenses reflects the fluctuation in sales volume from the prior year. The decrease in interest expense was due primarily to the reduction of principal during 1996 on the acquisition and development mortgages relating to the Seven Hills project in Henderson, Nevada and the Silver Lakes project.

Operating expenses and interest expense decreased by $13,240,000 and $862,000 (or 56.3% and 16.7%), respectively, in the nine months ended October 31, 1997 to $10,274,000 and $4,303,000, respectively, from $23,514,000 and $5,165,000, respectively, in the nine months ended October 31, 1996. The decrease in operating expenses reflects the fluctuation in sales volume from the prior year. The decrease in interest expense was due primarily to the reduction of principal throughout 1996 on the acquisition and development mortgages relating to the Seven Hills and Silver Lakes projects.

   LUMBER TRADING GROUP

     REVENUES. Revenues of the Lumber Trading Group decreased by $295,000, or .9%, to $33,974,000 in the third quarter of 1997 from $34,269,000 in the third quarter of 1996. The decrease was due primarily to an decrease in trading volume because of a more level market in the third quarter of 1997 compared to third quarter of 1996 ($2,474,000), partially offset by an increase due to the sale of a facsimile line of business ($2,179,000).

Revenues of the Lumber Trading Group increased by $4,756,000, or 5.3%, to $94,377,000 in the nine months ended October 31, 1997 from $89,621,000 in the nine months ended October 31, 1996. The increase was due primarily to an increase in volume at Forest City/Babin ($2,694,000) and the sale of a facsimile line of business ($2,179,000).

     OPERATING AND INTEREST EXPENSES. Operating expenses in the Lumber Trading Group decreased in the third quarter of 1997 by $1,604,000, or 5.3%, to $28,650,000 from $30,254,000 in the third quarter of 1996. This decrease reflected the fluctuation in variable expenses due to decreased lumber trading sales volume. Interest expense for the third quarter of 1997 increased by $380,000, or 38.8%, to $1,359,000 from $979,000 in the third quarter of 1996.
This increase in interest expense was the result of an increase in the average borrowings during the third quarter of 1997 compared to the same period in 1996.

Operating expenses in the Lumber Trading Group increased in the nine months ended October 31, 1997 by $2,751,000, or 3.5% to $82,172,000 from $79,421,000 in the nine months ended October 31, 1996. This increase reflected the fluctuation in variable expenses due to increased sales volume. Interest expense for the nine months ended October 31, 1997 decreased by $135,000, or 3.3% to $3,949,000 from $4,084,000 in the same period for 1996. This decrease in interest expense was the result of a reduced rate of interest on the Lumber Trading Group's line of credit from an average of 8.49% for the nine months ended October 31, 1996 to 7.13% for the nine months ended October 31, 1997, partially offset by an increase of approximately $8,000,000 in the average borrowings for the same period.

   CORPORATE ACTIVITIES

     REVENUES. Revenues of the Corporate Activities decreased $3,029,000, or 81.4%, in the third quarter of 1997 to $692,000 from $3,721,000 in the third quarter of 1996. Revenues of the Corporate Activities decreased $1,740,000, or 32.1%, for the nine months ended October 31, 1997 to $3,677,000 compared to $5,417,000 for the same period in 1996. Corporate Activities revenues consists primarily of interest income on advances made by the Company on behalf of our partners, and vary from year to year depending on interest rates and the amount of loans outstanding.

     OPERATING AND INTEREST EXPENSES. Operating expenses increased $577,000, or 23.4%, in the third quarter of 1997 to $3,048,000 from $2,471,000 in the third quarter of 1996. Operating expenses decreased $1,946,000, or 25.8%, in the nine months ended October 31, 1997 to $5,611,000 from $7,557,000 for the comparable period of 1996. This decrease was primarily the result of adjustments to estimated accruals. Interest expense, net of capitalized interest on development projects, decreased $2,023,000 in the third quarter of 1997 to ($1,831,000) from $192,000 in the third quarter of 1996. Interest expense, net of capitalized interest on development projects, decreased $4,640,000 for the nine months ended October 31, 1997 to ($4,437,000) from $203,000 for the nine months ended October 31, 1996. Interest expense consists primarily of interest expense on the Term Loan and Revolving Credit Facility that has not been allocated to a principal business unit, net of interest capitalized on development projects.

   LOSS ON DISPOSITION OF PROPERTIES

During the second quarter of 1997, the Company sold its interest in Woodridge, a land development project in suburban Chicago, Illinois and recorded a loss on disposition of $1,894,000, after tax. During the first quarter of 1997, the Company recorded a loss on disposition of Toscana, as discussed in the next paragraph.

   SALE OF TOSCANA / EXTRAORDINARY GAIN

During February 1997, the Company sold Toscana, a 563-unit apartment complex in Irvine, California, back to the original land owner and settled litigation related to the property. As a result, the Company recorded a loss on disposition of property of $21,463,000, after tax, and an extraordinary gain of $14,187,000, after tax, related to the extinguishment of a portion of the property's nonrecourse mortgage debt. During the second quarter of 1997, the income tax estimate on the extraordinary gain was reduced by $3,142,000. Proceeds from the litigation settlement resulted in EBDT of $6,991,000 for the first quarter of 1997 and nine months ended October 31, 1997. The result of these transactions to the Company is after-tax income of $1,882,000.

   NET EARNINGS

In the third quarter of 1997, the Company's net earnings were $10,649,000, or $.71 per share, compared to net earnings of $10,047,000, or $.77 per share, in the third quarter of 1996. Proforma per share amounts, reflecting the issuance of 1,955,000 shares of Class A common stock in May 1997, are $.71 and $.67 for the third quarter of 1997 and 1996, respectively.

For the nine months ended October 31, 1997, the Company's net earnings were $16,519,000, or $1.16 per share, compared to net earnings of $12,830,000, or $.97 per share, for the nine months ended October 31, 1996. Proforma per share amounts, reflecting the issuance of 1,955,000 shares of Class A common stock in May 1997, are $1.10 and $.85 for the nine months ended October 31, 1997 and 1996, respectively.

Earnings per share for the nine months ended October 31, 1997 does not equal the sum of the three quarterly earnings per share because of the sale of 1,955,000 share of Class A common stock in May 1997 and the purchase of treasury stock in the third quarter.

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


FINANCIAL CONDITION AND LIQUIDITY

On May 20, 1997, the Company sold 1,955,000 new shares of its Class A common stock at $42 per share and realized net proceeds, after offering costs, of approximately $76,100,000. The proceeds were used to repay the outstanding balance on the Revolving Credit Facility ($71,000,000) and the remainder was allocated for working capital. The Company plans to draw on the Revolving Credit Facility for its equity investment in development projects.

On December 10, 1997, the Company replaced its $37,500,000 term loan due July 1, 2001 and its $80,000,000 revolving credit facility with a new credit agreement. The new credit agreement with a group of eight banks consists of a $55,200,000 term loan due January 1, 2001 and a $151,800,000 revolving credit facility maturing December 10, 2000. The Company expects that an additional bank will soon be added to the participating bank group, thereby increasing the term loan to $60,000,000 and the revolving credit facility to $165,000,000. Quarterly principal payments of $2,500,000 on the term loan will commence April 1, 1998. The revolving credit facility allows for up to $30,000,000 in outstanding letters of credit, which reduces the revolving credit available to the Company. The revolving credit facility may be renewed annually by unanimous consent of the banks and may be converted to a four-year term loan at its maturity. The new credit agreement provides, among other things, for 1) interest rates ranging from 1/4% to 3/4% over the prime rate or 2% to 2-1/2% over the London Interbank Offered Rate ("LIBOR"); 2) maintenance of debt service coverage ratio, specified level of net worth and cash flow (as defined) and 3) restriction on dividend payments.

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

   MORTGAGE REFINANCINGS

During the nine months ended October 31, 1997, the Company completed $370,000,000 in financings, including $245,000,000 in refinancings, $81,000,000 for new  development  projects and  $44,000,000  in acquisition  mortgages.  The
Company anticipates its non-recourse mortgage indebtedness will either be refinanced with new non-recourse mortgage indebtedness or extended as it matures.

   LONG-TERM DEBT

On December 10, 1997, the Company entered into a new increased credit agreement described above. Under the terms of the Company's prior credit agreement in place at October 31, 1997, the Company had recourse debt of $90,500,000 outstanding, comprised of $37,500,000 Term Loan maturing July 1, 2001 and $53,000,000 under a Revolving Credit Facility maturing July 25, 1998. The Company was required to make quarterly principal payments of $2,500,000 under the Term Loan.


  INTEREST RATE EXPOSURE

At October 31, 1997 the composition of non-recourse mortgage debt is as follows:

                                                     Amount      Rate (1)
                                                     ------      --------
                                                  (in thousands)
Fixed                                              $ 927,820      7.93%
Variable -
       Taxable (2)                                   784,452      7.65%
       Tax-Exempt                                    152,024      4.58%
UDAG and other subsidized loans                       77,591      2.59%
                                                 -----------
                                                  $1,941,887      7.34%
                                                 ===========      =====

(1) The weighted average interest rates shown above include both the base index and the lender margin.

(2) At October 31, 1997, $413,600,000 of this variable debt is subject to interest rate swaps as described below.


With respect to taxable variable-rate debt, the Company generally attempts to obtain interest rate protection for such debt with a maturity in excess of one year. Of the $784,452,000 in taxable variable-rate debt outstanding at October 31, 1997, $413,600,000 was protected by interest rate swaps with a weighted average rate of 7.78% and an average term of 1.7 years, effectively reducing the Company's taxable variable-rate debt to $370,852,000 as of October 31, 1997. In addition, the Company has purchased interest rate cap protection for its variable-rate debt portfolio in the amount of $66,270,000, $253,600,000 and $320,600,000 for the fiscal years ending January 31, 1998, 1999 and 2000, respectively. The Company generally does not hedge tax-exempt debt because, since 1992, the base rate of this type of financing has averaged only 3.25% and has never exceeded 5.75%.

At October 31, 1997, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company's taxable variable-rate debt by approximately $3,700,000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,500,000.


   LUMBER TRADING GROUP LIQUIDITY

The Lumber Trading Group is separately financed with two lines of credit and an accounts receivable sale program. These credit facilities are not recourse to the Company.

The Lumber Trading Group's two lines of credit total $46,000,000. These credit lines are secured by the assets of the Lumber Trading Group and are used by the Trading Group to finance its working capital needs. At October 31, 1997, the Lumber Trading Group had $44,900,000 of available credit under these facilities.

The Lumber Trading Group also has sold an undivided ownership interest in a pool of accounts receivable of up to a maximum of $90,000,000 and uses this program to finance its working capital needs. At October 31, 1997, $49,000,000 had been sold under this accounts receivable program.

The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs.

   CASH FLOWS

Net cash provided by operating activities was $60,972,000 and $81,243,000 for the nine months ended October 31, 1997 and 1996, respectively. The decrease in cash provided by operating activities in 1997 compared to 1996 is primarily the result of the reduction in accounts payable and accrued expenses of $55,290,000 primarily from Lumber Trading Group and an increase in land held for development or sale of $9,724,000, offset by receipt of the $10,000,000 Toscana litigation settlement and a $31,802,000 increase in the collection of notes and accounts receivable primarily from Lumber Trading Group.

Net cash used in investing activities totaled $237,120,000 and $130,649,000 for the nine months ended October 31, 1997 and 1996, respectively. Capital expenditures, other than development and acquisition activities, totaled $31,609,000 (including both recurring and investment capital expenditures) in the nine months ended October 31, 1997 and were financed primarily with cash provided by operating activities. In the nine months ended October 31, 1997, net cash used in investing activities reflected the Company's use of $178,390,000 of funds for acquisition and development activities, which were financed with approximately $135,000,000 in new mortgage indebtedness and proceeds from the sale of common stock in May of this year. In addition, $27,121,000 was used for investments in and advances to affiliates, and includes investments in syndicated residential projects including The Grand in North Bethesda, Maryland ($9,700,000) and The Enclave in San Jose, California ($1,600,000); Land Group's investments in Silver Shores ($1,700,000) in Ft. Lauderdale, Florida and Seven Hills in Henderson, Nevada ($800,000); advances to our New York affiliate ($8,400,000); and temporary advances for financing commitments ($6,000,000).

Net cash provided by financing activities totaled $161,942,000 and $37,755,000 in the nine months ended October 31, 1997 and 1996, respectively. Net proceeds from the sale of 1,955,000 shares of Class A common stock in May of 1997 were $76,084,000. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgages Refinancings" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net used in investing activities. In addition, net cash provided by financing activities in the nine months ended October 31, 1997 reflected net repayment of $17,628,000 on Lumber Trading Group's lines of credit, repayment of the $6,365,000 note payable relating to the purchase of the Company's additional 33-1/3% interest in the Pittsburgh Mall and repayment of a land note of $5,521,000. In addition, financing activities for the nine months ended October 31, 1997 include the release of $3,600,000 in restricted cash related to the financing of Atlantic Center in Brooklyn, New York, payment of deferred financing costs of $5,448,000, purchase of 77,700 shares of treasury stock for $2,896,000 and payment of $2,590,000 of dividends.

SHELF REGISTRATION

On December 3, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for the potential offering on a delayed basis of up to $250,000,000 in debt or equity securities. This registration is in addition to the shelf registration filed March 4, 1997 of up to $250,000,000 in debt or equity securities. The Company has sold approximately $82,000,000 of the earlier shelf registration through an equity offering completed on May 20, 1997. With this most recent shelf registration, the Company has available approximately $418,000,000 of debt, equity or any combination thereof.

STOCK SPLIT, DIVIDENDS, CAPITALIZATION AND TREASURY STOCK PURCHASE

A three for two stock split of both the Company's Class A and Class B Common Stock, was effective February 17, 1997 to shareholders of record at the close of business on February 3, 1997. The stock split was effected as a stock dividend.

Quarterly cash dividends of $.06 per share (post-split) on shares of both Class A and Class B Common Stock were paid on March 17, June 16 and September 15, 1997. The fourth 1997 quarterly dividend of $.06 per share on shares of both Class A and Class B Common Stock will be paid on December 15, 1997 to shareholders of record at the close of business on December 1, 1997. The first 1998 quarterly dividend of $.07 per share on shares of both Class A and Class B Common Stock will be paid on March 16, 1998 to shareholders of record at the close of business on March 2, 1998.

On June 10, 1997, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the Company's capitalization to a) 48,000,000 shares of Class A Common Stock from 16,000,000 shares; b) 18,000,000 shares of Class B Common Stock from 6,000,000 shares; and c) 5,000,000 shares of preferred stock from 1,000,000 shares.

On August 18, 1997, the Company purchased 77,700 shares of Class A common stock owned by Richard Miller, Aaron Miller and Gabrielle Miller, the children of Samuel H. Miller, the Company's Co-Chairman of the Board of Directors, and Ruth Miller, who died on November 26, 1996. The repurchase will provide funds necessary to pay taxes on the estate of Ruth Miller. The shares were purchased at a price of $36.50 for an aggregate purchase price of $2,836,050 plus 8.0% interest from May 7, 1997 to August 18, 1997, less any dividends paid between those two dates, for a total of $2,896,000.

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



                           FOREST CITY ENTERPRISES, INC.
           EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
               FOR THE THIRD QUARTER ENDED OCTOBER 31, 1997 AND 1996
                                   (IN THOUSANDS)


                            Commercial Group        Residential Group          Land Group
                           --------------------    --------------------   ---------------------
                             1997       1996         1997       1996        1997       1996
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 84,162   $ 83,251     $ 31,240   $ 29,016      $ 4,907   $ 13,552
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups        41,271     45,507       15,900     15,993        3,864     10,020
Interest expense             23,770     21,704        7,747      8,213        1,610      1,763
Income tax provision          2,106       (741)         940       (763)      (2,199)       699
                           ---------  ---------    ---------  ---------   ---------- ----------

                             67,147     66,470       24,587     23,443        3,275     12,482
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                  $ 17,015   $ 16,781      $ 6,653    $ 5,573      $ 1,632    $ 1,070
                           =========  =========    =========  =========   ========== ==========


                           Lumber Trading Group    Corporate Activities          Total
                           --------------------    --------------------   ---------------------
                             1997       1996         1997       1996        1997       1996
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 33,974   $ 34,269        $ 692    $ 3,721    $ 154,975  $ 163,809
Operating expenses,
   including depreciation
   and amortization for non-
   real estate groups        28,650     30,254        3,048      2,471       92,733    104,245
Interest expense              1,359        979       (1,831)       192       32,655     32,851
Income tax provision          1,376      1,201          417      2,104        2,640      2,500
                           ---------  ---------    ---------  ---------   ---------- ----------

                             31,385     32,434        1,634      4,767      128,028    139,596
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred tax
   (EBDT)                   $ 2,589    $ 1,835       ($ 942)  ($ 1,046)    $ 26,947   $ 24,213
                           =========  =========    =========  =========   ========== ==========


Reconciliation to net earnings:

Earnings before depreciation,
   amortization and deferred taxes (EBDT)                                  $ 26,947   $ 24,213

Depreciation and amortization - real estate Groups                          (17,525)   (17,202)

Deferred taxes - real estate Groups                                           1,227     (1,824)

Provision for decline in real estate, net of tax                                  0     (6,714)

Gain on disposition of properties, net of tax                                     0      9,581

Extraordinary gain, net of tax                                                    0      1,993
                                                                          ---------- ----------

Net earnings                                                               $ 10,649   $ 10,047
                                                                          ========== ==========

                           FOREST CITY ENTERPRISES, INC.
              EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                 FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                   (IN THOUSANDS)

                            Commercial Group        Residential Group          Land Group
                           --------------------    --------------------   ---------------------
                             1997       1996         1997       1996        1997       1996
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                  $ 233,713  $ 232,666    $ 104,087   $ 85,361     $ 12,224   $ 28,207
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups       117,310    121,433       46,915     46,395       10,274     23,514
Interest expense             69,969     65,595       22,477     24,354        4,303      5,165
Income tax provision          2,858     (2,227)       9,039     (1,442)      (2,897)      (187)
                           ---------  ---------    ---------  ---------   ---------- ----------

                            190,137    184,801       78,431     69,307       11,680     28,492
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                  $ 43,576   $ 47,865     $ 25,656   $ 16,054        $ 544     ($ 285)
                           =========  =========    =========  =========   ========== ==========


                           Lumber Trading Group    Corporate Activities          Total
                           --------------------    --------------------   ---------------------
                             1997       1996         1997       1996        1997       1996
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 94,377   $ 89,621      $ 3,677    $ 5,417    $ 448,078  $ 441,272
Operating expenses,
   including depreciation
   and amortization for non-
   real estate groups        82,172     79,421        5,611      7,557      262,282    278,320
Interest expense              3,949      4,084       (4,437)       203       96,261     99,401
Income tax provision          3,260      2,419       (2,844)     2,997        9,416      1,560
                           ---------  ---------    ---------  ---------   ---------- ----------

                             89,381     85,924       (1,670)    10,757      367,959    379,281
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred tax
   (EBDT)                   $ 4,996    $ 3,697      $ 5,347   ($ 5,340)    $ 80,119   $ 61,991
                           =========  =========    =========  =========   ========== ==========


Reconciliation to net earnings:

Earnings before depreciation,
   amortization and deferred taxes (EBDT)                                  $ 80,119   $ 61,991

Depreciation and amortization - real estate Groups                          (51,964)   (50,444)

Deferred taxes - real estate Groups                                          (2,467)    (5,049)

Provision for decline in real estate, net of tax                                  0     (6,714)

Gain (loss) on disposition of properties, net of tax                        (23,356)    10,146

Extraordinary gain, net of tax                                               14,187      2,900
                                                                          ---------- ----------

Net earnings                                                               $ 16,519   $ 12,830
                                                                          ========== ==========

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The ownership of 50% (i.e., a 33-1/3% interest in the project) of the Company's interest in the Pittsburgh Mall project, which is currently under development, is under dispute in litigation pending in Common Pleas Court in Cuyahoga County, Ohio, between a subsidiary of the Company (RMI) and Simon DeBartolo Group, L.P. (SDG). SDG has sought injunctive relief concerning its alleged rights to such interest, as well as $20 million compensatory and $10 million punitive damages. The Company believes it has meritorious defenses to these claims, and intends to defend against them vigorously. No assurance, however, can be given that such litigation will not delay or hinder the development of this project; if decided in a manner adverse to RMI, such litigation could adversely affect the potential value of this project to the Company. The parties have negotiated and agreed to a settlement, however, the settlement has not been finalized. The Company's General Counsel is of the opinion that these claims would not have a material adverse effect on the Company.

     The Company is involved in various other claims and lawsuits incidental to its business. The Company's General Counsel is of the opinion that none of these other claims and lawsuits will have a material adverse effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

          No. 10.38 - Credit Agreement, dated as of December 10, 1997, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent.

          No. 10.39 - Guaranty of Payment of Debt, dated as of December 10, 1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent.

          No. 27 -     Financial Data Schedules


      (b)  Reports on Form 8-K  - none.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FOREST CITY ENTERPRISES, INC.
                                                    (Registrant)



Date December 15, 1997      /s/  Thomas G. Smith

                                Thomas G. Smith, Senior Vice President
                                   and Chief Financial Officer

Date December 15, 1997      /s/  Linda M. Kane

                                Linda M. Kane, Vice President,
                                   Corporate Controller




SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FOREST CITY ENTERPRISES, INC.
                                                    (Registrant)



Date December 12, 1997      /s/

                                Thomas G. Smith, Senior Vice President
                                   and Chief Financial Officer

Date December 12, 1997                                       /s/

                                Linda M. Kane, Vice President,
                                   Corporate Controller