Form 10-Q/A
period 1997-07-31
FOREST CITY ENTERPRISES INC
filed 1998-03-11
CIK 38067

FORM 10-Q/A

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


     This Form 10-Q/A amends Part I, Item 2 and Part III, Items 4 and 6 to Registrant's Form 10-Q for the period ended July 31, 1997.

     The following discussion, while filed with the Securities and Exchange Commission on March 11, 1998, reflects information as of the original filing date of the Form 10-Q to which this is an amendment.

Part I. FINANCIAL INFORMATION

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

EBDT  for the  first  half of 1997  primarily  grew as a  result  of  litigation settlement proceeds for Toscana, a 563-unit apartment complex in Irvine, California (see "Sale of Toscana" below), the addition of new retail properties ($813,000), acquisition of apartment projects ($325,000), increase in capitalized interest on development projects ($2,543,000) and results of Forest City Trading Group ($545,000).

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

   COMMERCIAL GROUP

         REVENUES. Revenues of the Commercial Group decreased by $4,281,000, or 5.4%, to $74,706,000 in the second quarter of 1997 from $78,987,000 for the second quarter of 1996. This decrease is primarily the result of outlot sales which occurred in second quarter 1996 but did not recur in 1997 ($5,106,000), the closing of the Handy Andy stores in 1996 ($2,876,000) and properties which were sold in 1996, Beachwood Place ($519,000) and Victor Village ($160,000). These decreases were offset by increases from the openings of Atlantic Center in Brooklyn, New York ($1,983,000), Bruckner Boulevard in the Bronx, New York ($490,000), Marketplace at Riverpark in Fresno, California ($118,000) and Showcase in Las Vegas, Nevada ($570,000). In addition, the Charleston Marriott realized increased revenues over last year ($192,000).

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

   RESIDENTIAL GROUP

         REVENUES. Revenues for the Residential Group increased by $514,000, or 1.8%, in the second quarter of 1997 to $29,496,000 from $28,982,000 in second quarter of 1996. This increase reflects the acquisitions of Emerald Palms in Miami, Florida ($73,000), Museum Tower in Philadelphia, Pennsylvania ($688,000) and Colony Woods in Bellevue, Washington ($347,000.) In addition, portfolio revenues improved over last year ($1,077,000), net of the loss of revenue due to the sale of Toscana in February, 1997 ($1,745,000 - see "Sale of Toscana" below).

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

   INTEREST RATE EXPOSURE

At July 31, 1997, the composition of nonrecourse mortgage debt is as follows:
                                                     Amount        Rate (1)<F1>
                                                     ------        --------
                                                 (in thousands)
     Fixed                                        $   946,234        7.92%
     Variable -
          Taxable (2)<F2>                             758,848        7.68%
          Tax-Exempt                                  133,965        4.41%
     UDAG and other subsidized loans                   77,291        2.60%
                                                  --------------------------

                                                  $ 1,916,338        7.36%
                                                  =========================
[FN]
<F1>(1) The weighted  average  interest  rates shown above include both the base index and the lender  margin.

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

Net cash used in investing activities totaled $163,478,000 and $75,048,000 for the six months ended July 31, 1997 and 1996, respectively. Capital expenditures, other than development and acquisition activities, totaled $21,138,000 (including both recurring and investment capital expenditures) in the first half of 1997 and were financed primarily with cash provided by operating activities. In the first half of 1997, net cash used in investing activities reflected the Company's use of $105,947,000 of funds for acquisition and development activities, which were financed with $98,927,000 in new mortgage indebtedness (see below for discussion of Cash Flows from Financing Activities) cash on hand at the beginning of the year and the remainder from cash provided by operating activities. In addition, $27,290,000 was used for investments in and advances to affiliates, and includes investments in syndicated residential projects, The Grand in North Bethesda, Maryland ($9,700,000) and The Enclave in San Jose, California ($926,000); Land Group's investments in Silver Lakes ($1,500,000) and Silver Shores ($3,000,000) in Ft. Lauderdale, Florida and Seven Hills in Henderson, Nevada ($500,000); advances to our New York affiliate ($8,083,000); and temporary advances for financing commitments ($2,600,000).

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
                                                                     ==========  ==========


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

     On June 10, 1997, the Company held its annual meeting of shareholders. At that meeting, the shareholders elected three (3) directors by holders of Class A Common Stock and nine (9) directors by holders of Class B Common Stock, each to hold office until the next shareholder meeting and until his or her successor shall be elected and qualified; approved an amendment to the Articles of Incorporation to increase the number of authorized shares of Class A Common Stock and Class B Common Stock; approved an amendment to the Articles of Incorporation to increase the number of authorized shares of Preferred Stock; and elected Coopers & Lybrand, L.L.P. as independent auditors for the Company for the fiscal year ending January 31, 1998.

     It was reported that 6,378,559 shares of Class A Common Stock representing 6,378,559 votes and 5,170,360 shares of Class B Common Stock representing 51,703,600 votes were represented in person and by proxy. The votes cast for the aforementioned matters were as follows:

                                                                     Abstentions
                                                                        and/or
                                                                        Broker
                                                  For       Against   Non-votes
                                               ---------    --------  ----------
(1)  Election of directors by Class A holders

         Michael P. Esposito, Jr.              6,195,499          --     180,360
         Joan K. Shafran                       6,195,499          --     180,360
         J Maurice Struchen                    6,195,499          --     180,360

(2) Election of directors by Class B holders

         Scott S. Cowen                        51,642,100         --      66,000
         Jerry V. Jarrett                      51,642,100         --      66,000
         Samuel H. Miller                      51,642,100         --      66,000
         Albert B. Ratner                      51,642,100         --      66,000
         Brian J. Ratner                       51,642,100         --      66,000
         Charles A. Ratner                     51,642,100         --      66,000
         James A. Ratner                       51,642,100         --      66,000
         Ronald A. Ratner                      51,642,100         --      66,000
         Deborah Ratner-Salzberg               51,642,100         --      66,000

(3)  Amendment to Articles of Incorporation
       to increase Class A and Class B
       authorized shares                       57,129,892    975,080      44,687

(4)  Amendment to Articles of Incorporation
       to increase Preferred authorized shares 52,289,899  1,192,390      51,048

(5)  Election of independent auditors

         Coopers & Lybrand, L.L.P.             58,044,439        913      41,307

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

          No.  3.3  -    Certificate of Amendment by  Shareholders  to the
                         Articles of Incorporation  of Forest City  Enterprises,
                         Inc. dated June 24, 1997,  incorporated by reference to
                         Exhibit 4.14 to the Company's Registration Statement on
                         Form S-3 (Registration No. 333-41437)

        * No. 10.35 -    Letter agreement, dated August 14, 1997, adjusting the
                         interest rate in the  Stock  Purchase Agreement, dated
                         May  7, 1997, between  Forest City  Enterprises,  Inc.
                         and Richard Miller, Aaron Miller and Gabrielle Miller.

        * No. 10.36 -    Fourth   Amendment  to Credit Agreement,  dated  as of
                         January  1, 1997, among  Forest City Rental Properties
                         Corporation,  the  banks  named  therein  and  KeyBank
                         National Association, f/k/a Society National Bank, as agent.

        * No. 10.37 -    Fourth Amendment to Guaranty of Payment of Debt, dated
                         as of January 1, 1997, among  Forest City Enterprises,
                         Inc., the  banks named  therein and  KeyBank  National
                         Association, f/k/a  Society National Bank, as agent.


        * Previously filed with the original Form 10-Q.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FOREST CITY ENTERPRISES, INC.
                                                    (Registrant)



Date March 11, 1998                       /s/  Thomas G. Smith
     --------------                       ------------------------

                                          Thomas G. Smith, Senior Vice President
                                           and Chief Financial Officer

Date March 11, 1998                       /s/  Linda M. Kane
     --------------                       ----------------------

                                          Linda M. Kane, Vice President,
                                           Corporate Controller