Form 10-K
period 1998-01-31
FOREST CITY ENTERPRISES INC
filed 1998-04-30
CIK 38067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT  OF 1934 [NO FEE REQUIRED]
For the fiscal year ended           January 31, 1998
                          -----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                              ----------------------   ----------------------

                         Commission file number 1-4372

                          FOREST CITY ENTERPRISES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Ohio                                              34-0863886
--------------------------------------          -------------------------------
    (State of incorporation)                               (I.R.S. Employer
                                                           Identification No.)

         1100 Terminal Tower
    50 Public Square Cleveland, Ohio                             44113
--------------------------------------          -------------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number,
including area code                                        216-621-6060
                                                -------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
     Title of each class                                which registered
--------------------------------------          -------------------------------
 Class A Common Stock ($.33 1/3 par value)       New York  Stock Exchange
 Class B Common Stock ($.33 1/3 par value)       New  York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
   -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 4, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $358,166,158 and $75,440,615 for Class A and Class B common stock, respectively.

The number of shares of registrant's common stock outstanding on March 4, 1998 was 9,596,936 and 5,392,340 for Class A and Class B common stock, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998 (1997 Annual Report to Shareholders) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 9, 1998 are incorporated by reference into Part III of this Form 10-K.

                           FOREST CITY ENTERPRISES, INC.

                            ANNUAL REPORT ON FORM 10-K
                                 JANUARY 31, 1998

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                     PART I

Item 1.     Business                                                        1
Item 2.     Properties                                                      4
Item 3.     Legal Proceedings                                               4
Item 4.     Submission of Matters to a Vote of Security Holders             4
Item 4A.    Executive Officers of the Registrant                            5

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                             7
Item 6.     Selected Financial Data                                         7
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk      7
Item 8.     Financial Statements and Supplementary Data                     7
Item 9.     Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure                                        8

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant              8
Item 11.    Executive Compensation                                          8
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                                  8
Item 13.    Certain Relationships and Related Transactions                  8

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                       10
            Signatures                                                     20

                                     PART I

Item 1. Business
----------------

       Founded 78 years ago and publicly traded since 1960, Forest City Enterprises, Inc. (with its Subsidiaries, the "Company" or "Forest City") is one of the leading real estate development companies in the United States. It owns, develops, acquires and manages commercial and residential real estate projects in 21 states and the District of Columbia. At January 31, 1998, the Company had $3.0 billion in consolidated assets, of which approximately $2.7 billion was invested in real estate.

       The Company is organized into four principal business groups:

         * The Commercial Group, which owns, develops, acquires and operates shopping centers, office buildings and mixed-use projects including hotels.

         * The Residential Group, which develops, acquires, owns and operates the Company's multi-family properties.

         * The Land Group, which owns and develops raw land into master planned communities and other residential developments for resale.

         * The Lumber Trading Group, which operates the Company's lumber wholesaling business.

       Each group operates autonomously and both the Commercial Group and the Residential Group have separate development, acquisition, leasing, property and financial management functions. As a result, each of these groups is able to perform all of the tasks necessary to develop and maintain a property from selecting a project site to financing the project to managing the completed project. The Company's "Corporate" Activities relate to general corporate items.


Commercial Group
----------------

       The Company has developed retail projects for more than 50 years and office, mixed-use and hotel projects for more than 30 years. Today, the Commercial Group owns a diverse portfolio in both urban and suburban locations in 12 states. The Commercial Group targets densely populated locations where it uses its expertise to develop complex projects, often employing public/private partnerships. As of January 31, 1998, the Commercial Group owned interests in 59 completed projects, including 33 retail properties, 21 office properties and five hotels.

       The Company opened its first strip shopping center in 1948, and its first enclosed regional mall in 1962. Since then, it has developed urban retail centers, entertainment based centers, community centers and power centers focused on "big box" retailing (collectively, "Specialty Retail Centers"), as well as regional malls. As of January 31, 1998, the Commercial Group's existing shopping center portfolio consisted of 14 regional malls with a total GLA of 4.3 million square feet and 19 Specialty Retail Centers with a total GLA of 3.9 million square feet.

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

       At January 31, 1998, the Company's operating portfolio of office/mixed-use and hotel projects consists of 21 office buildings containing
6.7 million square feet, including mixed-use projects with an aggregate of 164,000 gross leasable square feet of retail space and five hotels with 1,530 rooms.

----------------------------

       In its office development activities, Forest City is primarily a build-to-suit developer which works with tenants to meet their highly specialized requirements. The Company's office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and shopping centers or as part of a major office campus. As a result of this focus on new urban developments, 50% of the Company's office buildings were built within the last eight years and are concentrated in four new urban developments located in Brooklyn, New York, Cleveland, Ohio, Cambridge, Massachusetts and Pittsburgh, Pennsylvania.


Residential Group
------------------

       The Company's Residential Group develops, acquires, owns, leases and manages residential rental property in 17 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in northeast Ohio and gradually expanding nationally. Its portfolio includes mature middle-market apartments in geographically attractive suburbs, newer and higher end apartments in unique urban locations and newer apartments in the suburbs. The Residential Group, which focuses on large apartment complexes, does not develop or operate single-family housing or condominium projects.

       At January 31, 1998, the Residential Group's operating portfolio consists of 32,111 units in which Forest City has an ownership interest, including 9,402 units of syndicated senior citizen subsidized housing that the Company manages and in which it owns a residual interest.


Land Group
----------

       The Company has been in the land business since the 1930's. The Land Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. The Land Group projects attract national, regional and local builders. The Land Group develops raw land into master planned communities, mixed-use and other residential developments and currently owns more than 5,300 acres of undeveloped land for this purpose. The Company currently has major land development projects in five states.

       Historically, the Land Group's activities focused on land development projects in northeast Ohio. Over time, the Group's activities expanded to larger, more complex projects, and regional expansion into western New York State. In the last ten years, the Group has extended its activities on a national basis, first in Arizona, and more recently in Florida and Nevada.

       In addition to the sales activities of the Land Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds from such land sales are included in the revenues of such Groups.

Forest City Trading Group
--------------------------

       The Company's original business was selling lumber to homebuilders. The Company expanded this business in 1969 through its acquisition of Forest City Trading Group, Inc., which is a lumber wholesaler to customers in all 50 states and all Canadian provinces. Through twelve strategically located trading offices in the United States and Canada, employing over 300 traders, Forest City sold the equivalent of eight billion board feet of lumber in 1997, with a gross sales volume of nearly $3 billion, making the Company one of the largest lumber wholesalers in North America.

       The Lumber Trading Group currently has offices in nine states and Vancouver, British Columbia. The Company opens offices in response to the changing demands of the lumber industry. In 1996, the Lumber Trading Group opened a new Houston, Texas office as part of the Lumber Trading Group's strategic initiative to increase its participation in the southern pine market, which is growing in popularity as logging restrictions limit production in the Pacific Northwest.

       The Lumber Trading Group's core business is supplying lumber for new home construction and to the repair and remodeling markets. Approximately 60% of the Lumber Trading Group's sales for 1997 involve back-to-back trades in which the Company brings together a buyer and seller for an immediate purchase and sale. The balance of transactions are trades in which the Company takes a short-term ownership position and is at risk for lumber market fluctuations. This risk, however, is reduced by the implementation of our lumber hedging strategy.

-----------------------------

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


Number of Employees
-------------------

       The Company had 3,588 employees as of January 31, 1998, of which 2,691 were full-time and 897 were part-time.

Segments of Business
--------------------

       Financial information about industry segments required by this item is incorporated by reference to Note I "Segment Information" which appears on page 36 of the 1997 Annual Report to Shareholders.

Item 2. Properties
------------------

       The Corporate headquarters of Forest City Enterprises is located in Cleveland, Ohio and is owned by the Company. Forest City Trading Group, Inc. maintains its headquarters in Portland, Oregon with 21 administrative and sales offices and one processing plant located in nine states and one sales office in Canada.

       The "Forest City Rental Properties Corporation Portfolio of Real Estate," presented on pages 22 and 23 of the 1997 Annual Report to Shareholders, lists the shopping centers, office buildings, hotels and apartments in which Forest City Rental Properties Corporation has an interest and is incorporated herein by reference.

Item 3. Legal Proceedings
-------------------------

       An action was filed in August 1997 against Forest City Trading Group, Inc. (a wholly-owned subsidiary of the Company) and 10 of its subsidiaries, all of which are in the business of trading lumber. The complaint alleges improper calculation and underpayment of commissions and other related claims. Plaintiffs purport to represent a class of 300 to 500 traders who are current and former employees of Forest City Trading Group, Inc. and its 10 subsidiaries. Plaintiffs have not moved for class certification as of this date and no class has been certified. The Company believes that any exposure will be limited to Forest City Trading Group, Inc. and its subsidiaries. The Company intends to defend the suit vigorously and the litigation is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

The Company, through subsidiaries, owns a 14.6% interest in the Seven
Hills development, located in Henderson, Nevada, which is owned by the Silver Canyon Partnership and is being developed in conjunction with a golf course. In August, 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers, and other entities, including the Company. In addition, a separate lawsuit was filed by some of the production homebuilding companies at Seven Hills, against some of the same parties, not including the Company. Both suits seek a commitment for public play on the golf course, as well as damages, The Silver Canyon Partnership, the Company and its subsidiaries are responding to both suits, and are attempting to reach an appropriate resolution with all parties involved. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's financial performance. The Company believes it has meritorious defenses to these claims and intends to defend against them vigorously. The Company believes that any exposure will be limited to the Silver Canyon Partnership and is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.



Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter.

Item 4 (a).  Executive Officers of the Registrant

         The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 1998.

         The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 9, 1998.

                                                                                      Date
Name and Position(s) Held                                                           Appointed            Age
---------------------------                                                         ---------            ----
Albert B. Ratner
Co-Chairman of the Board of Directors of the Company since June 1995, Vice
Chairman of the Board of the Company from June 1993 to June 1995, Chief
Executive Officer prior to July 1995 and President prior to July 1993.               6-13-95              70

Samuel H. Miller
Co-Chairman of the Board of Directors of the Company since June 1995, Chairman of the Board of the Company from June 1993 to June 1995 and Vice Chairman of the
Board, Chief Operating Officer of the Company prior to June 1993,
Treasurer of the Company since December 1992.                                        6-13-95              76

Nathan Shafran
Honorary Vice Chairman of the Board of Directors since
June 1997, Vice Chairman of the Board of Directors of
the Company prior to June 1997.                                                      3-11-87              84

Charles A. Ratner
President of the Company since June 1993, Chief Executive
Officer of the Company since June 1995, Chief Operating
Officer from June 1993 to June 1995 and Executive Vice
President prior to June 1993, Director.                                              6-13-95              56

James A. Ratner
Executive Vice President, Director, Officer of various
subsidiary corporations.                                                             3-09-88              53

Ronald A. Ratner
Executive Vice President, Director, Officer of various
subsidiary corporations.                                                             3-09-88              51

                                                                                      Date
Name and Position(s) Held                                                           Appointed          Age
-------------------------                                                           ---------          ----
Thomas G. Smith
Senior Vice President, Chief Financial Officer, Secretary,
Officer of various subsidiary corporations.                                           9-03-85           57

William M. Warren
Senior Vice President, General Counsel and
Assistant Secretary.                                                                  5-16-72           69

Brian J. Ratner
Senior Vice President--Development since January 1997,
Vice President--Urban Entertainment from June 1995 to
December 1996, Vice President from May 1994 to June 1995
and an officer of various subsidiaries.                                               1-01-97           40

Linda M. Kane
Vice President and Corporate Controller since April 1995,
Asset Manager--Commercial Group from July 1992 to
April 1995 and Financial Analyst--Residential Group from
October 1990 to July 1992.                                                            4-01-95           40

Note: Nathan Shafran is the uncle of Charles A. Ratner, James A. Ratner and Ronald A. Ratner, who are brothers, and is the uncle of Albert B. Ratner. Albert B. Ratner is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner and Ronald A. Ratner.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

     Information required by this item is incorporated by reference to "Quarterly Consolidated Financial Data (Unaudited)" which appears on page 42 of the 1997 Annual Report to Shareholders.


Item 6. Selected Financial Data
--------------------------------

     The information required by this item is incorporated by reference to "Selected Financial Data" on page 24 of the 1997 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

     The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 43 through 49 of the 1997 Annual Report to Shareholders.

Item 7(A). Quantitative and Qualitative Disclosure About Market Risk
--------------------------------------------------------------------

     Not applicable until fiscal year ending January 31, 1999.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The financial statements and supplementary data required by this item are incorporated by reference to "Report of Independent Accountants," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Quarterly Consolidated Financial Data (Unaudited)" located on pages 25 through 42 of the 1997 Annual Report to Shareholders.

     Financial Statement Schedule II, "Valuation and Qualifying Accounts" and
     Schedule III, "Real Estate and Accumulated Depreciation" are included in
     Part IV, Item 14(d).


Item 9. Changes In and Disagreements With Accountants on Accounting and
--------------------------------------------------------------------------
        Financial  Disclosure
        ----------------------

        None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant
------------------------------------------------------------

     (a) Identification of Directors is contained in a definitive proxy statement which the registrant anticipates will be filed by May 11, 1998 and is incorporated herein by reference.

     (b) Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in
           Part I of this Form 10-K.

     (c) The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the registrant anticipates will be filed by May 11, 1998 and is incorporated herein by reference.


Item 11.  Executive Compensation; Item 12.  Security Ownership of Certain
-------------------------------------------------------------------------
Beneficial Owners and Management; and Item 13.  Certain Relationships and
-------------------------------------------------------------------------
Related Transactions
--------------------

          Information required under these sections is contained in a definitive proxy statement which the registrant anticipates will be filed by May 11, 1998 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

         (a) List of documents filed as part of this report.

               1. The following financial statements and supplementary data included in the 1997 Annual Report to Shareholders are incorporated by reference in Part II, Item 8.

                    Report of Independent Accountants
                    Consolidated Balance Sheets - January 31, 1998 and 1997 Consolidated Statements of Earnings for the three years ended January 31, 1998
                    Consolidated Statements of Shareholders' Equity for the three years ended January 31, 1998
                    Consolidated Statements of Cash Flows for the three years ended January 31, 1998
                    Notes to Consolidated Financial Statements
                    Quarterly Consolidated Financial Data (Unaudited)

                    Individual financial statements of 50% or less owned persons accounted for by the equity method have been omitted because such 50% or less owned persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

               2. Financial statement schedules required by Part II, Item 8 are included in Part IV, Item 14(d):

                                                                      Page No
                                                                      -------
                    Schedule II - Valuation and Qualifying
                    Accounts for the years ended January 31,
                    1998, 1997 and 1996                                 17

                    Schedule III - Real Estate and Accumulated
                    Depreciation at January 31, 1998 with
                    reconciliations for the years
                    ended January 31, 1998, 1997 and 1996             18 - 19

                    The report of the independent accountants with respect to the above listed financial statement schedules appears on page 16.

         Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

               3. Exhibits - see (c) below.

         (b) Reports on Form 8-K filed during the three months ended January 31, 1998: None.

         (c)         Exhibits.

                     Exhibit
                     Number                          Description of Document
                     --------                        -----------------------

                     3.1      -         Amended Articles of Incorporation
                                        adopted as of October 11, 1983,
                                        incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983 (File No.
                                        1-4372).

                     3.2      -         Code of Regulations as amended June 14,
                                        1994, incorporated by reference to
                                        Exhibit 3.2 to the Company's Form 10-K
                                        for the fiscal year ended January 31,
                                        1997 (File No.1-4372).

                  Exhibit
                  Number                    Description of Document
                  --------                  -----------------------

                   3.3        -         Certificate of Amendment by Shareholders
                                        to the Articles of Incorporation of
                                        Forest City Enterprises, Inc. dated June
                                        24, 1997, incorporated by reference to
                                        Exhibit 4.14 to the Company's
                                        Registration Statement on Form S-3
                                        (Registration No. 333-41437).

                   4.1        -         Form of Senior Subordinated Indenture
                                        between the Company and National City
                                        Bank, as Trustee thereunder,
                                        incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No.
                                        333-22695).

                   4.2        -         Form of Junior Subordinated Indenture
                                        between the Company and National City
                                        Bank, as Trustee thereunder,
                                        incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No.
                                        333-22695).

                   4.3        -         Form of Senior Subordinated Indenture
                                        between the Company and The Bank of New
                                        York, as Trustee thereunder,
                                        incorporated by reference to Exhibit
                                        4.22 to the Company's Registration
                                        Statement on Form S-3 (Registration No.
                                        333-41437).

                  10.1         -        Credit Agreement, dated as of December
                                        10, 1997, by and among Forest City
                                        Rental Properties Corporation, the banks named therein, KeyBank National
                                        Association, as administrative agent,
                                        and National City Bank, as syndication
                                        agent, incorporated by reference to
                                        Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1997
                                        (File No. 1-4372).

                  10.2         -        Guaranty of Payment of Debt, dated as of
                                        December 10, 1997, by and among Forest
                                        City Enterprises, Inc., the banks named
                                        therein, KeyBank National Association,
                                        as administrative agent, and National
                                        City Bank, as syndication agent,
                                        incorporated by reference to Exhibit
                                        10.39 to the Company's Form 10-Q for the quarter ended October 31, 1997 (File No.
                                        1-4372).

                  10.3          -       First Amendment to Credit Agreement,
                                        dated as of January 20, 1998, by and
                                        among Forest City Rental Properties
                                        Corporation, the banks named therein,
                                        KeyBank National Association, as
                                        administrative agent, and National City
                                        Bank, as syndication agent, incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form
                                        S-3 (File No. 333-41437).

                  10.4           -      First Amendment to Guaranty of Payment
                                        of Debt, dated as of January 20, 1998,
                                        by and among Forest City Enterprises,
                                        Inc., the banks named therein, KeyBank
                                        National Association, as administrative
                                        agent, and National City Bank, as
                                        syndication agent, incorporated by
                                        reference to Exhibit 4.20 to the
                                        Company's Registration Statement on Form
                                        S-3 (File No. 333-41437).

                  10.5           -      Letter Agreement, dated as of February
                                        25, 1998, by and among Forest City
                                        Enterprises, Inc., Forest City Rental
                                        Properties Corporation, the banks named
                                        therein, KeyBank National Association,
                                        as administrative agent, and National
                                        City Bank, as syndication agent,
                                        incorporated by reference to Exhibit
                                        4.21 to the Company's Registration
                                        Statement on Form S-3 (File No.
                                        333-41437).

                  Exhibit
                  Number                    Description of Document
                  ------                    -----------------------



                  10.6 - Second Amendment to Credit Agreement, dated as of March 6, 1998, by and among Forest City Rental Properties
                                        Corporation, the banks named therein,
                                        KeyBank National Association, as
                                        administrative agent, and National City
                                        Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, dated March 6, 1998 (File No. 1-4372).

                  10.7 - Second Amendment to Guaranty of Payment of Debt, dated as of March 6, 1998, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, dated March 6, 1998 (File No. 1-4372).

                  10.8 - Stock Purchase Agreement, dated May 7, 1997, between Forest City Enterprises, Inc. and Richard Miller, Aaron Miller and Gabrielle Miller, incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q for the quarter ended April 30, 1997 (File No. 1-4372).

                  10.9 - Letter Agreement, dated August 14, 1997, adjusting the interest rate in the Stock Purchase Agreement, dated May 7, 1997, between Forest City Enterprises, Inc. and Richard Miller, Aaron Miller and Gabrielle Miller, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1997 (File No. 1-4372).

         (ii) 10.10 -                   Supplemental Unfunded Deferred
                                        Compensation Plan for Executives,
                                        incorporated by reference to Exhibit
                                        10.9 to the Company's Form 10-K for the
                                        year ended January 31, 1997 (File No.
                                        1-4372).

         (ii) 10.11  -                  Deferred Compensation Agreement between
                                        Forest City Enterprises, Inc. and Thomas
                                        G. Smith, dated December 27, 1995,
                                        incorporated by reference to Exhibit
                                        10.33 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii) 10.12 -                   1994 Stock Option Plan, including forms
                                        of Incentive Stock Option Agreement and
                                        Nonqualified Stock Option Agreement,
                                        incorporated by reference to Exhibit
                                        10.10 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii) 10.13 -                   Employment Agreement entered into as of
                                        September 25, 1989 by the Company and
                                        Albert B. Ratner, incorporated by
                                        reference to Exhibit 10.11 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii) 10.14 -                   First Amendment to Employment Agreement
                                        entered into as of December 6, 1996 by
                                        the Company and Albert B. Ratner,
                                        incorporated by reference to Exhibit
                                        10.12 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

                  Exhibit
                  Number                    Description of Document
                  ------                    -----------------------



(i)      (ii)     10.15    -            Employment Agreement entered into on
                                        April 6, 1998, effective as of February
                                        1, 1997, by the Company and Samuel H.
                                        Miller.

(i)      (ii)     10.16    -            Employment Agreement entered into on
                                        April 6, 1998, effective as of February
                                        1, 1997, by the Company and Charles A.
                                        Ratner.

(i)      (ii)     10.17    -            First Amendment to Employment Agreement
                                        (dated April 6, 1998) entered into as of April 24, 1998 by the Company and
                                        Charles A. Ratner.

         (ii)     10.18     -           First Amendment to Employment Agreement
                                        (dated December 6, 1996 and superseded
                                        by Employment Agreement dated April 6,
                                        1998) entered into as of December 6,
                                        1996 by the Company and Charles A.
                                        Ratner, incorporated by reference to
                                        Exhibit 10.18 to the Company's Form 10-K for the year ended January 31, 1997
                                        (File No.1-4372).

(i)      (ii)     10.19    -            Employment Agreement entered into on
                                        April 6, 1998, effective as of February
                                        1, 1997, by the Company and James A.
                                        Ratner.

(i)      (ii)     10.20    -            Employment Agreement entered into on
                                        April 6, 1998, effective as of February
                                        1, 1997, by the Company and Ronald A.
                                        Ratner.

         (ii)     10.21    -            Employment Agreement entered into as of
                                        September 25, 1989 by the Company and
                                        Nathan P. Shafran, incorporated by
                                        reference to Exhibit 10.14 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii)     10.22    -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Deborah Ratner
                                        Salzberg and Forest City Enterprises,
                                        Inc., insuring the lives of Albert
                                        Ratner and Audrey Ratner, dated June 26,
                                        1996, incorporated by reference to
                                        Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1997
                                        (File No. 1-4372).

         (ii)     10.23    -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Brian J. Ratner and
                                        Forest City Enterprises, Inc., insuring
                                        the lives of Albert Ratner and Audrey
                                        Ratner, dated June 26, 1996,
                                        incorporated by reference to Exhibit
                                        10.20 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii)     10.24    -            Letter Supplement to Split Dollar
                                        Insurance Agreement and Assignment of
                                        Life Insurance Policy as Collateral
                                        between Brian J. Ratner and Forest City
                                        Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

                  Exhibit
                  Number                    Description of Document
                  ------                    -----------------------

         (ii) 10.25 -                   Letter Supplement to Split Dollar
                                        Insurance Agreement and Assignment of
                                        Life Insurance Policy as Collateral
                                        between Deborah Ratner Salzberg and
                                        Forest City Enterprises, Inc., insuring
                                        the lives of Albert Ratner and Audrey
                                        Ratner, effective June 26, 1996,
                                        incorporated by reference to Exhibit
                                        10.22 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii) 10.26 -                   Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Charles
                                        Ratner 1992 Irrevocable Trust Agreement
                                        and Forest City Enterprises, Inc.,
                                        insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November
                                        2, 1996, incorporated by reference to
                                        Exhibit 10.23 to the Company's Form 10-K for the year ended January 31, 1997
                                        (File No. 1-4372).

         (ii) 10.27 -                   Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Charles
                                        Ratner 1989 Irrevocable Trust Agreement
                                        and Forest City Enterprises, Inc.,
                                        insuring the life of Charles Ratner,
                                        dated October 24, 1996, incorporated by
                                        reference to Exhibit 10.24 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii) 10.28 -                   Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Max
                                        Ratner 1988 Grandchildren's Trust
                                        Agreement and Forest City Enterprises,
                                        Inc., insuring the life of Charles
                                        Ratner, dated October 24, 1996,
                                        incorporated by reference to Exhibit
                                        10.25 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii) 10.29 -                   Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Max
                                        Ratner 1988 Grandchildren's Trust
                                        Agreement and Forest City Enterprises,
                                        Inc., insuring the life of Charles
                                        Ratner, dated October 24, 1996,
                                        incorporated by reference to Exhibit
                                        10.26 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii) 10.30 -                   Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Max
                                        Ratner 1988 Grandchildren's Trust
                                        Agreement and Forest City Enterprises,
                                        Inc., insuring the life of Charles
                                        Ratner, dated October 24, 1996,
                                        incorporated by reference to Exhibit
                                        10.27 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii) 10.31 -                   Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Max
                                        Ratner 1988 Grandchildren's Trust
                                        Agreement and Forest City Enterprises,
                                        Inc., insuring the life of Charles
                                        Ratner, dated October 24, 1996,
                                        incorporated by reference to Exhibit
                                        10.28 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

                  Exhibit
                  Number                    Description of Document
                  -------                   -----------------------

         (ii) 10.32 -                   Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Charles
                                        Ratner 1989 Irrevocable Trust Agreement
                                        and Forest City Enterprises, Inc.,
                                        insuring the life of Charles Ratner,
                                        dated October 24, 1996, incorporated by
                                        reference to Exhibit 10.29 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii) 10.33 -                   Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Charles
                                        Ratner 1989 Irrevocable Trust Agreement
                                        and Forest City Enterprises, Inc.,
                                        insuring the life of Charles Ratner,
                                        dated October 24, 1996, incorporated by
                                        reference to Exhibit 10.30 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii) 10.34 -                   Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Charles
                                        Ratner 1989 Irrevocable Trust Agreement
                                        and Forest City Enterprises, Inc.,
                                        insuring the life of Charles Ratner,
                                        dated October 24, 1996, incorporated by
                                        reference to Exhibit 10.31 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii) 10.35 -                   Letter Supplement to Split Dollar
                                        Insurance Agreement and Assignment of
                                        Life Insurance Policy as Collateral
                                        between James Ratner and Albert Ratner,
                                        Trustees under the Charles Ratner 1992
                                        Irrevocable Trust Agreement and Forest
                                        City Enterprises, Inc., insuring the
                                        lives of Charles Ratner and Ilana
                                        Ratner, effective November 2, 1996,
                                        incorporated by reference to Exhibit
                                        10.32 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

(i)               13       -            1997 Annual Report to Shareholders.

(i)               21       -            Subsidiaries of the Registrant.
                                        See page 20.

(i)               23(A)    -            Consent of Coopers & Lybrand, L.L.P.
                                        regarding Form S-3 (Registration No.
                                        333-22695).

(i)               23(B)    -            Consent of Coopers & Lybrand, L.L.P.
                                        regarding Form S-3 (Registration No.
                                        333-41437).

(i)               23(C)    -            Consent of Coopers & Lybrand, L.L.P.
                                        regarding Form S-8 (Registration No.
                                        33-65054).

(i)               23(D)    -            Consent of Coopers & Lybrand, L.L.P.
                                        regarding Form S-8 (Registration No.
                                        33-65058).

(i)               24       -            Powers of attorney.

(i)               27       -            Financial Data Schedules.

-------------------------

         Note (i)  - Filed herewith.
         Note (ii) - Reflects management contracts or other compensatory arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Forest City Enterprises, Inc.

Our report on the consolidated financial statements of Forest City Enterprises Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 25 of the 1997 Annual Report to Shareholders of Forest City Enterprises, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 10 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand, L.L.P.

Cleveland, Ohio
March 11, 1998

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Item 14(d). Financial Statement Schedule

                                                               Additions
                                            Balance at         Charged to                            Balance at
                                            Beginning          Costs and                               End of
Description                                 of Period          Expenses           Deductions           Period
-----------                                 ----------         -----------        ----------         -----------
                                                                     ( in thousands)

Allowance for
   doubtful accounts


   Year Ended January 31, 1998                $4,994             $4,794             $1,619 (a)          $8,169
                                              ======             ======             ======              ======

   Year Ended January 31, 1997                $3,687             $2,714             $1,407 (a)          $4,994
                                              ======             ======             ======              ======

   Year Ended January 31, 1996                $4,208             $  714             $1,235 (a)          $3,687
                                              ======             ======             ======              ======



(a)  Uncollectible accounts written off.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)


                                                         Initial cost
                                                         to Company                      Cost capitalized
                                Amount of     --------------------------------      subsequent to acquisition
                                encumbrance                       Buildings      -------------------------------
                              at January 31,                         and                             Carrying
Description of Property           1998             Land          Improvements      Improvements       costs
-----------------------      ---------------   -------------   -------------------------------------------------

Apartments:
   Miscellaneous
     investment               $     482,439        $ 54,195         $ 460,252          $ 42,591        $ 23,183
Shopping Centers:
   Cleveland, Ohio                   60,963               -           137,137             8,130           6,150
   Miscellaneous
     investments                    710,140          62,621           503,281           131,092          41,653
Office Buildings:
   Miscellaneous
      investments                   701,710          26,767           683,473           171,943          36,003
Leasehold
    improvements and
    other equipment:
     Miscellaneous
       investments                        -               -            18,574                 -               -
Under Construction:
   Miscellaneous
    investments                      39,591          44,722           206,694                 -               -
Undeveloped Land:
   Miscellaneous
     investments                     24,088          46,099                 -                 -               -
                              -------------       ---------       -----------         ---------       ---------
             Total            $   2,018,931       $ 234,404       $ 2,009,411         $ 353,756       $ 106,989
                              =============       =========       ===========         =========       =========





                                              Gross amount at which
                                               carried at close of
                                                   31-Jan-98
                              -------------------------------------------------------
                                                    Building
                                                       and               Total
Description of Property            Land            improvements         (A) (B)
-----------------------       ---------------   ------------------------------------

Apartments:
   Miscellaneous
     investment                     $ 63,667           $ 516,554          $ 580,221
Shopping Centers:
   Cleveland, Ohio                         -             151,417            151,417
   Miscellaneous
     investments                      77,191             661,456            738,647
Office Buildings:
   Miscellaneous
      investments                     30,154             888,032            918,186
Leasehold
    improvements and
    other equipment:
     Miscellaneous
       investments                         -              18,574             18,574
Under Construction:
   Miscellaneous
    investments                       44,722             206,694            251,416
Undeveloped Land:
   Miscellaneous
     investments                      46,099                   -             46,099
                                   ----------        -----------      -------------
             Total                 $ 261,833         $ 2,442,727      $   2,704,560
                                   =========         ===========      =============






                                                                                         Range of lives
                                                                                      (in years) on which
                                                                                       depreciation in
                                    Accumulated                                         latest income
                                   depreciation                                    statement is computed
                                   at January 31,        Date of          Date     ------------------------
Description of Property              1998 (C)        construction       acquired     Bldg.    Improvements
-----------------------           --------------   ------------------  ---------     -----    ------------

Apartments:
   Miscellaneous
     investment                      $ 117,188        Various             -           Various     Various
Shopping Centers:
   Cleveland, Ohio                      24,853       1988-1990            -                50          50
   Miscellaneous
     investments                       127,177        Various             -           Various     Various
Office Buildings:
   Miscellaneous
      investments                      167,159        Various             -           Various     Various
Leasehold
    improvements and
    other equipment:
     Miscellaneous
       investments                      12,257              -          Various        Various     Various
Under Construction:
   Miscellaneous
    investments                              -
Undeveloped Land:
   Miscellaneous
     investments                             -
                                     ---------
             Total                   $ 448,634
                                     =========



(A) The aggregate cost at January 31, 1998 for federal income tax purposes was $ 2,577,360. For (B) and (C) refer to the following page.

                                   (Continued)

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES



                                                                                    For the Years Ended January 31,
                                                             ----------------------------------------------------------------
                                                                    1998                    1997                   1996
                                                             -------------------       ----------------       ---------------
                                                                                       (in thousands)
(B) Reconciliations of total real estate carrying
      value are as follows:

      Balance at beginning of period                              $   2,520,179          $   2,425,083         $   2,322,136

          Additions during period -
              Improvements                                              205,051                148,025               130,296
              Other acquisitions                                         90,438                 22,264                28,587
                                                             -------------------       ----------------       ---------------
                                                                        295,489                170,289               158,883
                                                             -------------------       ----------------       ---------------


          Deductions during period -
               Cost of real estate sold                                (111,108)               (75,193)              (55,936)
                                                             -------------------       ----------------       ---------------

          Balance at end of period                                $   2,704,560          $   2,520,179         $   2,425,083
                                                             ===================       ================       ===============
(C) Reconciliations of accumulated depreciation
      are as follows:

     Balance at beginning of period                               $     399,830          $     347,912         $     303,012

        Additions during period -
            Charged to profit or loss                                    56,923                 52,979                50,821

        Deductions during period -
            Retirement and sales                                         (8,119)                (1,061)               (5,921)
                                                             -------------------       ----------------       ---------------

      Balance at end of period                                    $     448,634          $     399,830         $     347,912
                                                             ===================       ================       ===============

Item 14.  Exhibit 21 - Parents and Subsidiaries
-----------------------------------------------

The voting securities of the subsidiaries below are in each case owned by Forest City Enterprises, Inc. except where a subsidiary's name is indented, in which case that subsidiary's voting securities are owned by the next preceding subsidiary whose name is not so indented.

                                                             Percentage of
                                                           Voting Securities
                                                                Owned By                State of
         Name of Subsidiary                                Immediate Parent          Incorporation
         ------------------                                ----------------          -------------
   Forest City Rental Properties Corporation                   100                        Ohio
       Forest City Commercial Group, Inc.                      100                        Ohio
           Tower City Land Corporation                         100                        Ohio
           Tusar, Inc.                                         100                        Ohio
           In Town Hotels, Inc.                                100                        Ohio
           FC Peripheral Land, Inc.                            100                        Delaware
           Forest City Pierrepont, Inc.                        100                        New York
           Forest Bay, Inc.                                    100                        Ohio
       Forest City Residential Group, Inc.                     100                        Ohio
           Forest City Bayside Corporation                     100                        Ohio
       FL-Pembroke, Inc.                                       100                        Florida
    Forest City Trading Group, Inc.                            100                        Oregon
    Sunrise Development Company                                100                        Ohio
            Sunrise Land Company                               100                        Ohio
                FC Granite, Inc.                               100                        Ohio

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FOREST CITY ENTERPRISES, INC.
                                              ------------------------------
                                                       (Registrant)


DATE:       April 29, 1998             BY: /s/ Charles A. Ratner
          ----------------------          --------------------------------------
                                         (Charles A. Ratner, President and Chief
                                         Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                            Title                                     Date
         ---------                                            -----                                     ----
/s/ Albert B. Ratner                                 Co-Chairman of the Board and Director       April 29, 1998
-----------------------------
 (Albert B. Ratner)

/s/ Samuel H. Miller                                 Co-Chairman of the Board, Treasurer         April 29, 1998
-----------------------------                        and Director
(Samuel H. Miller)

             *                                       President, Chief Executive Officer          April 29, 1998
-----------------------------                        and Director (Principal Executive
(Charles A. Ratner)                                   Officer)

/s/ Thomas G. Smith                                  Senior Vice President, Chief                April 29, 1998
-----------------------------                        Financial Officer and Secretary
(Thomas G. Smith)                                    (Principal Financial Officer)


/s/ Linda M. Kane                                    Vice President and Corporate Controller     April 29, 1998
-----------------------------                        (Principal Accounting Officer)
 (Linda M. Kane)


/s/ James A. Ratner                                  Executive Vice President and Director       April 29, 1998
-----------------------------
   (James A. Ratner)

/s/ Ronald A. Ratner                                 Executive Vice President and Director       April 29, 1998
-----------------------------
(Ronald A. Ratner)


/s/ Brian J. Ratner                                  Senior Vice President and Director          April 29, 1998
-----------------------------
(Brian J. Ratner)

/s/ Deborah Ratner Salzberg                          Director                                    April 29, 1998
-----------------------------
(Deborah Ratner Salzberg)

/s/ J Maurice Struchen                               Director                                    April 29, 1998
-----------------------------
(J Maurice Struchen)

         Signature                               Title                 Date
         ---------                               -----                 ----
/s/ Michael P. Esposito, Jr.              Director                  April 29, 1998
-----------------------------
 (Michael P. Esposito, Jr.)

/s/ Scott S. Cowen                          Director                April 29, 1998
-----------------------------
 (Scott S. Cowen)

/s/ Jerry V. Jarrett                        Director                April 29, 1998
-----------------------------
 (Jerry V. Jarrett)

/s/ Joan K. Shafran                         Director                April 29, 1998
-----------------------------
 (Joan K. Shafran)

The Registrant plans to furnish security holders a copy of the Annual Report and Proxy material by May 11, 1998.

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

By:   /s/ Charles A. Ratner                                   April 29, 1998
   ---------------------------------------
 (Charles A. Ratner, Attorney-in-Fact)

                                  Exhibit Index
                                  -------------
                     Exhibit
                     Number                          Description of Document
                     -------                         -----------------------

                   3.1        -         Amended Articles of Incorporation
                                        adopted as of October 11, 1983,
                                        incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983 (File No.
                                        1-4372).

                   3.2        -         Code of Regulations as amended June 14,
                                        1994, incorporated by reference to
                                        Exhibit 3.2 to the Company's Form 10-K
                                        for the fiscal year ended January 31,
                                        1997 (File No.1-4372).

                   3.3        -         Certificate of Amendment by Shareholders
                                        to the Articles of Incorporation of
                                        Forest City Enterprises, Inc. dated June
                                        24, 1997, incorporated by reference to
                                        Exhibit 4.14 to the Company's
                                        Registration Statement on Form S-3
                                        (Registration No. 333-41437).

                   4.1        -         Form of Senior Subordinated Indenture
                                        between the Company and National City
                                        Bank, as Trustee thereunder,
                                        incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No.
                                        333-22695).

                   4.2        -         Form of Junior Subordinated Indenture
                                        between the Company and National City
                                        Bank, as Trustee thereunder,
                                        incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No.
                                        333-22695).

                   4.3        -         Form of Senior Subordinated Indenture
                                        between the Company and The Bank of New
                                        York, as Trustee thereunder,
                                        incorporated by reference to Exhibit
                                        4.22 to the Company's Registration
                                        Statement on Form S-3 (Registration No.
                                        333-41437).

                  10.1        -         Credit Agreement, dated as of December
                                        10, 1997, by and among Forest City
                                        Rental Properties Corporation, the banks named therein, KeyBank National
                                        Association, as administrative agent,
                                        and National City Bank, as syndication
                                        agent, incorporated by reference to
                                        Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1997
                                        (File No. 1-4372).

                  10.2        -         Guaranty of Payment of Debt, dated as of
                                        December 10, 1997, by and among Forest
                                        City Enterprises, Inc., the banks named
                                        therein, KeyBank National Association,
                                        as administrative agent, and National
                                        City Bank, as syndication agent,
                                        incorporated by reference to Exhibit
                                        10.39 to the Company's Form 10-Q for the quarter ended October 31, 1997 (File No.
                                        1-4372).

                  10.3       -          First Amendment to Credit Agreement,
                                        dated as of January 20, 1998, by and
                                        among Forest City Rental Properties
                                        Corporation, the banks named therein,
                                        KeyBank National Association, as
                                        administrative agent, and National City
                                        Bank, as syndication agent, incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form
                                        S-3 (File No. 333-41437).

                  10.4 - First Amendment to Guaranty of Payment of Debt, dated as of January 20, 1998, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

                  10.5 - Letter Agreement, dated as of February 25, 1998, by and among Forest City Enterprises, Inc., Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                                        4.21 to the Company's Registration
                                        Statement on Form S-3 (File No.
                                        333-41437).

                  10.6 - Second Amendment to Credit Agreement, dated as of March 6, 1998, by and among Forest City Rental Properties
                                        Corporation, the banks named therein,
                                        KeyBank National Association, as
                                        administrative agent, and National City
                                        Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, dated March 6, 1998 (File No. 1-4372).

                  10.7 - Second Amendment to Guaranty of Payment of Debt, dated as of March 6, 1998, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, dated March 6, 1998 (File No. 1-4372).

                  10.8 - Stock Purchase Agreement, dated May 7, 1997, between Forest City Enterprises, Inc. and Richard Miller, Aaron Miller and Gabrielle Miller, incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q for the quarter ended April 30, 1997 (File No. 1-4372).

                  10.9 - Letter Agreement, dated August 14, 1997, adjusting the interest rate in the Stock Purchase Agreement, dated May 7, 1997, between Forest City Enterprises, Inc. and Richard Miller, Aaron Miller and Gabrielle Miller, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1997 (File No. 1-4372).

         (ii)    10.10 -                Supplemental Unfunded Deferred
                                        Compensation Plan for Executives,
                                        incorporated by reference to Exhibit
                                        10.9 to the Company's Form 10-K for the
                                        year ended January 31, 1997 (File No.
                                        1-4372).

         (ii)    10.11 -                Deferred Compensation Agreement between
                                        Forest City Enterprises, Inc. and Thomas
                                        G. Smith, dated December 27, 1995,
                                        incorporated by reference to Exhibit
                                        10.33 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii)    10.12 -                1994 Stock Option Plan, including forms
                                        of Incentive Stock Option Agreement and
                                        Nonqualified Stock Option Agreement,
                                        incorporated by reference to Exhibit
                                        10.10 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii)    10.13 -                Employment Agreement entered into as of
                                        September 25, 1989 by the Company and
                                        Albert B. Ratner, incorporated by
                                        reference to Exhibit 10.11 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii)     10.14    -            First Amendment to Employment Agreement
                                        entered into as of December 6, 1996 by
                                        the Company and Albert B. Ratner,
                                        incorporated by reference to Exhibit
                                        10.12 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

(i)      (ii)     10.15    -            Employment Agreement entered into on
                                        April 6, 1998, effective as of February
                                        1, 1997, by the Company and Samuel H.
                                        Miller.

(i)      (ii)     10.16    -            Employment Agreement entered into on
                                        April 6, 1998, effective as of February
                                        1, 1997, by the Company and Charles A.
                                        Ratner.

(i)      (ii)     10.17    -            First Amendment to Employment Agreement
                                        (dated April 6, 1998) entered into as of April 24, 1998 by the Company and
                                        Charles A. Ratner.

         (ii)     10.18     -           First Amendment to Employment Agreement
                                        (dated December 6, 1996 and superseded
                                        by Employment Agreement dated April 6,
                                        1998) entered into as of December 6,
                                        1996 by the Company and Charles A.
                                        Ratner, incorporated by reference to
                                        Exhibit 10.18 to the Company's Form 10-K for the year ended January 31, 1997
                                        (File No.1-4372).

(i)      (ii)     10.19    -            Employment Agreement entered into on
                                        April 6, 1998, effective as of February
                                        1, 1997, by the Company and James A.
                                        Ratner.

(i)      (ii)     10.20    -            Employment Agreement entered into on
                                        April 6, 1998, effective as of February
                                        1, 1997, by the Company and Ronald A.
                                        Ratner.

         (ii)     10.21   -             Employment Agreement entered into as of
                                        September 25, 1989 by the Company and
                                        Nathan P. Shafran, incorporated by
                                        reference to Exhibit 10.14 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii)     10.22    -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Deborah Ratner
                                        Salzberg and Forest City Enterprises,
                                        Inc., insuring the lives of Albert
                                        Ratner and Audrey Ratner, dated June 26,
                                        1996, incorporated by reference to
                                        Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1997
                                        (File No. 1-4372).

         (ii)     10.23    -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Brian J. Ratner and
                                        Forest City Enterprises, Inc., insuring
                                        the lives of Albert Ratner and Audrey
                                        Ratner, dated June 26, 1996,
                                        incorporated by reference to Exhibit
                                        10.20 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii)     10.24    -            Letter Supplement to Split Dollar
                                        Insurance Agreement and Assignment of
                                        Life Insurance Policy as Collateral
                                        between Brian J. Ratner and Forest City
                                        Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii)      10.25 -              Letter Supplement to Split Dollar
                                        Insurance Agreement and Assignment of
                                        Life Insurance Policy as Collateral
                                        between Deborah Ratner Salzberg and
                                        Forest City Enterprises, Inc., insuring
                                        the lives of Albert Ratner and Audrey
                                        Ratner, effective June 26, 1996,
                                        incorporated by reference to Exhibit
                                        10.22 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii)        10.26 -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Charles
                                        Ratner 1992 Irrevocable Trust Agreement
                                        and Forest City Enterprises, Inc.,
                                        insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November
                                        2, 1996, incorporated by reference to
                                        Exhibit 10.23 to the Company's Form 10-K for the year ended January 31, 1997
                                        (File No. 1-4372).

         (ii)        10.27 -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Charles
                                        Ratner 1989 Irrevocable Trust Agreement
                                        and Forest City Enterprises, Inc.,
                                        insuring the life of Charles Ratner,
                                        dated October 24, 1996, incorporated by
                                        reference to Exhibit 10.24 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii)        10.28 -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Max
                                        Ratner 1988 Grandchildren's Trust
                                        Agreement and Forest City Enterprises,
                                        Inc., insuring the life of Charles
                                        Ratner, dated October 24, 1996,
                                        incorporated by reference to Exhibit
                                        10.25 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii)        10.29 -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Max
                                        Ratner 1988 Grandchildren's Trust
                                        Agreement and Forest City Enterprises,
                                        Inc., insuring the life of Charles
                                        Ratner, dated October 24, 1996,
                                        incorporated by reference to Exhibit
                                        10.26 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii)        10.30 -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Max
                                        Ratner 1988 Grandchildren's Trust
                                        Agreement and Forest City Enterprises,
                                        Inc., insuring the life of Charles
                                        Ratner, dated October 24, 1996,
                                        incorporated by reference to Exhibit
                                        10.27 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii)        10.31 -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Max
                                        Ratner 1988 Grandchildren's Trust
                                        Agreement and Forest City Enterprises,
                                        Inc., insuring the life of Charles
                                        Ratner, dated October 24, 1996,
                                        incorporated by reference to Exhibit
                                        10.28 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

         (ii)        10.32 -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Charles
                                        Ratner 1989 Irrevocable Trust Agreement
                                        and Forest City Enterprises, Inc.,
                                        insuring the life of Charles Ratner,
                                        dated October 24, 1996, incorporated by
                                        reference to Exhibit 10.29 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii)        10.33 -            Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Charles
                                        Ratner 1989 Irrevocable Trust Agreement
                                        and Forest City Enterprises, Inc.,
                                        insuring the life of Charles Ratner,
                                        dated October 24, 1996, incorporated
                                        by reference to Exhibit 10.30 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).


         (ii) 10.34 -                   Split Dollar Insurance Agreement and
                                        Assignment of Life Insurance Policy as
                                        Collateral between Albert B. Ratner and
                                        James Ratner, Trustees under the Charles
                                        Ratner 1989 Irrevocable Trust Agreement
                                        and Forest City Enterprises, Inc.,
                                        insuring the life of Charles Ratner,
                                        dated October 24, 1996, incorporated by
                                        reference to Exhibit 10.31 to the
                                        Company's Form 10-K for the year ended
                                        January 31, 1997 (File No. 1-4372).

         (ii) 10.35 -                   Letter Supplement to Split Dollar
                                        Insurance Agreement and Assignment of
                                        Life Insurance Policy as Collateral
                                        between James Ratner and Albert Ratner,
                                        Trustees under the Charles Ratner 1992
                                        Irrevocable Trust Agreement and Forest
                                        City Enterprises, Inc., insuring the
                                        lives of Charles Ratner and Ilana
                                        Ratner, effective November 2, 1996,
                                        incorporated by reference to Exhibit
                                        10.32 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                                        1-4372).

(i)           13   -                    1997 Annual Report to Shareholders.

(i)           21   -                    Subsidiaries of the Registrant.
                                        See page 20 of Form 10-K.

(i)           23(A)-                    Consent of Coopers & Lybrand, L.L.P.
                                        regarding Form S-3 (Registration No.
                                        333-22695).

(i)           23(B)-                    Consent of Coopers & Lybrand, L.L.P.
                                        regarding Form S-3 (Registration No.
                                        333-41437).

(i)           23(C)-                    Consent of Coopers & Lybrand, L.L.P.
                                        regarding Form S-8 (Registration No.
                                        33-65054).

(i)           23(D)-                    Consent of Coopers & Lybrand, L.L.P.
                                        regarding Form S-8 (Registration No.
                                        33-65058).

(i)           24   -                    Powers of attorney.

(i)           27   -                    Financial Data Schedules.

----------------------------

         Note (i)  - Filed herewith.
         Note (ii) - Reflects management contracts or other compensatory arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.