Form 10-Q
period 1998-04-30
FOREST CITY ENTERPRISES INC
filed 1998-06-15
CIK 38067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended               April 30, 1998

Commission file number  1-4372

                        FOREST CITY ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                Ohio                                    34-0863886
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

1100 Terminal Tower
50 Public Square    Cleveland, Ohio                       44113
  (Address of principal executive offices)               Zip Code

Registrant's telephone number, including area code     216-621-6060



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
 YES   X    NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                   Outstanding at  May 31, 1998

Class A Common Stock, $.33 1/3 par value              9,605,436  shares

Class B Common Stock, $.33 1/3 par value              5,383,840  shares

                         FOREST CITY ENTERPRISES, INC.

                                     Index
                                                                      Page No.
Part I.  Financial Information:

        Item 1. Financial Statements
                  Forest City Enterprises,  Inc. and Subsidiaries

                  Consolidated Balance Sheets - April 30, 1998
                        (Unaudited) and January 31, 1998                3

                  Consolidated Statements of Earnings and Retained
                        Earnings (Unaudited) - Three Months
                        Ended April 30, 1998 and 1997                   4

                  Consolidated Statements of Cash Flows (Unaudited)     5 - 6
                        Three Months Ended April 30, 1998 and 1997

                  Notes to Consolidated Financial Statements
                        (Unaudited)                                     7 - 8

        Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                9 - 19

Part II.  Other Information

        Item I. Legal Proceedings                                       20

        Item 6. Exhibits and Reports on Form 8-K                        20 - 27

Signatures                                                              28

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                                April 30,1998   January 31, 1998
                                                               ---------------- ----------------
                                                                 (Unaudited)
                                                           (dollars in thousands, except per share data)
ASSETS
Real Estate
  Completed rental properties                                    $  2,439,661    $  2,409,545
  Projects under development                                          301,208         251,416
  Land held for development or sale                                    48,793          43,599
                                                                 -------------   -------------
                                                                    2,789,662       2,704,560
  Less accumulated depreciation                                      (463,378)       (448,634)
                                                                 -------------   -------------
    Total Real Estate                                               2,326,284       2,255,926

Cash                                                                   73,887          54,854
Notes and accounts receivable, net                                    187,614         191,719
Inventories                                                            58,110          58,696
Investments in and advances to affiliates                             237,550         202,409
Other assets                                                          198,167         199,749
                                                                 -------------   -------------
                                                                 $  3,081,612    $  2,963,353
                                                                 =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                                       $  2,056,245    $  2,018,931
Accounts payable and accrued expenses                                 338,512         361,398
Notes payable                                                          40,564          34,819
Long-term debt                                                            -           114,000
8.5% Senior notes                                                     200,000             -
Deferred income taxes                                                 122,285         117,723
Deferred profit                                                        34,602          34,537
                                                                 -------------   -------------
        Total Liabilities                                           2,792,208       2,681,408
                                                                 -------------   -------------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
    5,000,000 shares authorized:no shares issued.                         -                -
Common stock - $.33 1/3 par value
    Class A, 48,000,000 shares authorized, 9,919,086 and
     9,906,686 shares issued, 9,605,436 and 9,593,036
     outstanding, respectively.                                         3,301            3,301
    Class B, convertible, 18,000,000 shares authorized,
     5,522,890 and 5,535,290 shares issued, 5,383,840
     and 5,396,240 outstanding, respectively.                           1,844            1,844
                                                                 -------------   --------------
                                                                        5,145            5,145
Additional paid-in capital                                            119,421          119,421
Retained earnings                                                     176,323          168,864
                                                                --------------   --------------
                                                                      300,889          293,430

Less treasury stock, at cost: 313,650 Class A
    and 139,050 Class B shares.                                       (11,485)         (11,485)
                                                                 -------------   --------------
       Total Shareholders' Equity                                     289,404          281,945
                                                                 -------------   --------------

                                                                 $  3,081,612    $   2,963,353
                                                                 =============   ==============

See notes to consolidated financial statements.

                            FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                            (UNAUDITED)

                                                Three Months Ended April 30,
                                                ------------------------------
                                                        1998         1997
                                                     ----------   ----------
                                           (dollars in thousands, except per share data)


Revenues                                             $  148,623   $  151,068
                                                     -----------  -----------

Operating expenses                                       87,236       83,520
Interest expense                                         36,747       33,109
Depreciation and amortization                            21,428       17,542
                                                      ----------  ----------
                                                        145,411      134,171
                                                      ----------  -----------

Gain (loss) on disposition of properties                 11,447      (35,505)
                                                      ----------  -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                      14,659      (18,608)
                                                      ----------  -----------

INCOME TAX EXPENSE (BENEFIT)
   Current                                                1,551       (2,704)
   Deferred                                               4,600       (4,640)
                                                      ----------  -----------
                                                          6,151       (7,344)
                                                      ----------  -----------

NET EARNINGS BEFORE EXTRAORDINARY GAIN                    8,508      (11,264)
Extraordinary gain, net of tax                              -         11,045
                                                      ----------  -----------

NET EARNINGS (LOSS)                                       8,508         (219)

Retained earnings at beginning of period                168,864      152,077
Dividends on common stock - $.07 per share
   in 1998 and $.06 per share in 1997                    (1,049)        (904)
                                                     -----------  -----------
Retained earnings at end of period                   $  176,323   $  150,954
                                                     ===========  ===========


BASIC EARNINGS PER COMMON SHARE
Weighted average common shares outstanding           14,989,276   13,111,976
                                                     ===========  ===========
 Net earnings (loss) before extraordinary gain,
     net of tax                                      $     0.57   $    (0.86)
 Extraordinary gain, net of tax                              -          0.84
                                                     -----------  -----------

NET EARNINGS (LOSS)                                  $     0.57   $    (0.02)
                                                     ===========  ===========


DILUTED EARNINGS PER COMMON SHARE
Weighted average common shares outstanding           15,080,176   13,123,518
                                                     ===========  ===========
 Net earnings (loss) before extraordinary gain,
     net of tax                                      $     0.56   $    (0.86)
 Extraordinary gain, net of tax                              -          0.84
                                                     -----------  -----------

NET EARNINGS (LOSS)                                  $     0.56   $    (0.02)
                                                     ===========  ===========


See notes to consolidated financial statements.

                               FOREST CITY ENTERPRISES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                           Three Months Ended April 30,
                                                           -----------------------------
                                                                  1998          1997
                                                              -----------  ------------
                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Rents and other revenues received                            $   145,113   $  150,079
  Proceeds from land sales                                           4,974        3,134
  Land development expenditures                                     (9,663)      (2,233)
  Operating expenditures                                          (102,776)    (107,135)
  Interest paid                                                    (38,419)     (39,279)
                                                               ------------  -----------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              (771)        4,566
                                                               ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (100,564)     (50,234)
  Proceeds from disposition of assets                               31,622          -
  Investments in and advances to affiliates                        (35,141)      (4,958)
                                                               ------------  -----------
     NET CASH USED IN INVESTING ACTIVITIES                        (104,083)     (55,192)
                                                               ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior notes                           200,000          -
  Payments of senior notes issuance costs                           (5,335)         -
  Increase in nonrecourse mortgage and long-term debt              177,327       45,945
  Principal payments on nonrecourse mortgage debt
    on real estate                                                (140,014)     (14,306)
  Payments on long-term debt                                      (114,000)      (2,500)
  Increase in notes payable                                          6,613        8,788
  Payments on notes payable                                           (867)      (9,542)
  Decrease in restricted cash                                        6,830        3,600
  Payment of deferred financing costs                               (5,618)      (1,176)
  Dividends paid to shareholders                                    (1,049)        (787)
                                                                -----------  -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                   123,887       30,022
                                                                 ----------  -----------

NET INCREASE (DECREASE) IN CASH                                     19,033      (20,604)
CASH AT BEGINNING OF PERIOD                                         54,854       41,302
                                                                 ----------  -----------
CASH AT END OF PERIOD                                            $  73,887   $   20,698
                                                                 ==========  ===========




                       FOREST CITY ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          Three Months Ended April 30,
                                                          ------------------------------
                                                                1998           1997
                                                            ------------   -------------
                                                                   (in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
NET EARNINGS (LOSS)                                          $     8,508   $     (219)
  Depreciation                                                    15,225       14,620
  Amortization                                                     6,203        2,922
  Deferred income taxes                                            4,562          449
  (Gain) loss on disposition of properties                       (11,447)      35,505
  Extraordinary gain                                                 -        (18,272)
  Increase in land held for development or sale                   (5,194)      (3,357)
  Decrease in notes and accounts receivable                        4,105        9,177
  Decrease in inventories                                            586        1,905
  Increase in other assets                                          (498)      (2,408)
  Decrease in accounts payable and accrued expenses              (22,886)     (35,724)
  Increase (decrease)in deferred profit                               65          (32)
                                                               ----------  -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES              $    (771)   $   4,566
                                                               ==========  ===========

Supplemental Non-Cash Disclosure:

 The following  items represent the effect of non-cash transactions for 1997:


     * Increase in interest in Skylight Office Tower
     * Disposition of interest in Toscana
     * Reduction of interest in MIT Phase II

Operating Activities
  Notes and accounts receivable                                $      -    $   (7,035)
  Other assets                                                        -          (121)
  Accounts payable and accrued expenses                               -        (6,071)
                                                               ----------  -----------
        Total effect on operating activities                   $      -    $  (13,227)
                                                               ==========  ===========

Investing Activities
  Additions to completed rental property                       $      -    $   (3,498)
  Dispositions of completed rental property                           -        53,546
  Investments in and advances to affiliates                           -         4,131
                                                               ----------  -----------
        Total effect on investing activities                   $      -    $   54,179
                                                               ==========  ===========

Financing Activities
  Assumption of non-recourse mortgage debt                     $      -    $    3,350
  Reduction of non-recourse mortgage debt                             -       (44,833)
  Notes payable                                                       -           531
                                                               ----------  -----------
        Total effect on financing activities                   $      -    $  (40,952)
                                                               ==========  ===========

See notes to consolidated financial statements.

                     FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


A.   SENIOR NOTES
     On March 16, 1998, the Company issued $200,000,000 of 8.50% Senior Notes, due March 15, 2008, in a public offering. Proceeds were used to repay $114,000,000 of its term loan and revolving credit loans. The remaining proceeds will be used to finance projects currently under development and to pursue new real estate opportunities. Accrued interest is payable on March 15 and September 15 of each year. The Senior Notes are unsecured senior obligations of the Company, however, they are subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries, including the $222,500,000 revolving credit facility. The indenture contains covenants providing, among other things, limitations on the incurrence of additional debt and payment of dividends.

     The Senior Notes may be redeemed by the Company, in whole or in part, at any time on or after March 15, 2003 at redemption prices beginning at 104.25% for the year beginning March 15, 2003 and systematically reduced to 100% in the years thereafter. The Company may also redeem up to 33% of the original principal amount prior to March 15, 2001 from proceeds of one or more common stock public offerings at a redemption price of 108.50%.

B.   STOCK SPLIT
     On June 9, 1998, the Board of Directors declared a two-for-one stock split of the Company's Class A and Class B common stock payable July 16, 1998 to shareholders of record on July 1, 1998. Had the stock split occurred at the beginning of the periods presented in the accompanying Consolidated Statements of Earnings and Retained Earnings, the earnings per common share would have been:

                                                        Three Months
                                                       Ended April 30,
                                                      -----------------
                                                       1998       1997
                                                      ------     ------
                  Basic                                $.28      $(.01)
                  Diluted                              $.28      $(.01)


C.   DIVIDENDS
     The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

                                                                        Amount
       Date              Date of             Payment                  Per Share
     Declared            Record               Date                   (Pre-Split)
     --------            -------             -------                 -----------
     March 18, 1998      June 1, 1998        June 15, 1998                $.07
     June 9, 1998        September 1, 1998   September 15, 1998           $.08

D.   AUTHORIZED SHARES
     On June 9, 1998, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the Company's authorized shares to:
     a) 96,000,000 shares Class A common stock from 48,000,000 shares; and b) 36,000,000 shares of Class B common stock from 18,000,000 shares.

E.   STOCK OPTION PLAN
     On June 9, 1998, the shareholders approved an amendment to the 1994 Stock Option Plan to increase the number of shares authorized to be issued under the Plan from 375,000 shares to 1,125,000 shares (pre-split).


F.   NEW ACCOUNTING STANDARDS
     In June 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information", which is effective for periods beginning after December 15, 1997. This statement provides guidance on the determination of reporting segments and requires interim financial statement disclosure. The Company does not anticipate that significant changes to the segment information historically provided in its annual financial statements will occur as a result of the adoption of SFAS 131 in its 10K for the year ending January 31, 1999.

     In May  1997,  FASB  issued  Statement  of  Position  97-1  "Accounting  by
     Participating Mortgage Loan Borrowers". The Company has adopted the provisions of this Statement in this 10Q for the quarter ended April 30, 1998 and such adoption does not have a material impact on the Company's financial statements.

     The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three months ended April 30, 1998 are not necessarily indicative of results of operations which may be expected for the full year.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1998 annual report ("Form 10-K").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

_______________________________________________________________________

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

EBDT for the first quarter of 1998 was $24,595,000, or $1.63 per share, compared to $28,447,000 for the first quarter of 1997. Excluding $6,991,000 related to the litigation settlement for Toscana, a 563-unit apartment complex in Irvine, California (see "-Other Transactions - Sale of Toscana"), EBDT for the first quarter of 1997 is $21,456,000, or $1.63 per share. EBDT grew 14.6% in the first quarter of 1998 over the comparable period of 1997 when the Toscana litigation settlement is excluded. EBDT per share of common stock remained constant for the first quarter of 1998 compared to the first quarter of 1997, reflecting the sale of 1,955,000 shares of Class A common stock in May 1997. The increase in EBDT is primarily attributable to the opening of an office building and new retail properties in the New York City area and the acquisition of additional interests in two Commercial properties.

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

     Net Operating Income from Real Estate Operations - NOI from the combined Commercial Group and Residential Group for the first quarter of 1998 was $60,069,000 compared to $63,606,000 for the first quarter of 1997. NOI in 1997 was affected by the non-recurring $15,000,000 Toscana litigation settlement income. Adjusting for this item, NOI increased by 23.6%.

   COMMERCIAL GROUP

     REVENUES. Revenues of the Commercial Group increased $10,432,000, or 13.9%, to $85,404,000 in the first quarter of 1998 from $74,972,000 in the first quarter of 1997 . This increase is primarily the result of property openings in the New York City area during 1997, including Nine MetroTech office building in Brooklyn, New York ($1,333,000), Gun Hill Road retail center in Bronx, New York ($230,000) and two retail properties in Queens, New York, Northern Boulevard ($812,000) and Grand Avenue ($554,000). Richmond Avenue retail center in Staten Island, New York opened during the first quarter of 1998 and generated additional revenues of $228,000, and Atlantic Center, a shopping center which opened in 1996 in Brooklyn, New York, realized a $513,000 increase in revenues over the first quarter of 1997. In addition, the Company's increased ownership in two properties resulted in increases to revenues: Antelope Valley Mall in Palmdale, California from 40% in 1997 to 78% in 1998 ($747,000) and Station
Square in Pittsburgh, Pennsylvania from 25% to 100% ($1,534,000). Showcase, an entertainment retail property in Las Vegas, Nevada realized increased revenues of $527,000 from the opening of additional tenants during 1997. In addition, the Commercial Group recorded $373,000 in increased revenues from the Ritz-Carlton Hotel in Cleveland, Ohio, $659,000 from sales of peripheral land adjacent to three of the Company's regional mall sites and approximately $2,700,000 from increased revenues from its existing properties.

     OPERATING AND INTEREST EXPENSES. During the first quarter of 1998, operating expenses for the Commercial Group increased $1,228,000, or 3.1%, to $40,469,000 from $39,241,000 in the first quarter of 1997. The increase in operating expenses was attributable primarily to costs associated with the opening of Nine MetroTech ($437,000) and new retail properties ($395,000) and costs associated with increased occupancy at the Ritz-Carlton Hotel ($292,000). In addition, operating expenses increased due to the acquisitions of increased ownership shares of Antelope Valley Mall ($374,000) and Station Square ($1,265,000). These increases were partially offset by decreases in operating expenses of $465,000 and $401,000 for the shopping center and office portfolios, respectively, due to decreased energy costs, collection of a litigation settlement for recovery of $204,000 of prior year expenses and savings of $234,000 due to the elimination of the lease obligations on two buildings which formerly housed Handy Andy stores, a tenant which went bankrupt in 1996.

     Interest expense for the first quarter of 1998 increased by $425,000, or 1.9% over the first quarter of 1997. The increase is attributable primarily to the opening of new properties and the acquisitions of additional interests in Antelope Valley Mall and Station Square.

   RESIDENTIAL GROUP

     REVENUES. Revenues for the Residential Group decreased by $12,087,000 in the first quarter of 1998 to $31,264,000 from $43,351,000 in the first quarter of 1997. Excluding the $15,000,000 in proceeds from the Toscana litigation settlement received in 1997 (see "Sale of Toscana" below), first quarter 1998 revenues increased $2,913,000, or 10.3%, over the comparable period of 1997. This increase was primarily attributable to the 1997 acquisitions of Museum Towers in Philadelphia, Pennsylvania ($894,000), Whitehall Terrace in Kent, Ohio ($326,000) and Colony Woods in Bellevue, Washington ($148,000). In addition, revenues increased $297,000 over the first quarter of last year from the expansion of 294 units during 1997 to three apartment communities in Cleveland, Ohio. Revenues of the existing operating portfolio of the Residential Group increased approximately $900,000 and development and syndication fees increased approximately $400,000 during the first quarter of 1998 compared to the first quarter of 1997.

     OPERATING AND INTEREST EXPENSES. Operating expenses for the Residential Group for the first quarter of 1998 increased by $654,000, or 4.2%, to $16,130,000 from $15,476,000 in the first quarter of 1997. The increase in operating expenses is attributable primarily to the 1997 acquisitions of Museum Towers ($322,000), Colony Woods ($397,000) and Whitehall Terrace ($146,000), partially offset by a decrease in operating expenses of the apartment portfolio due to the implementation of operating efficiencies.

     Interest expense for the first quarter of 1998 increased by $678,000, or 10.6%, to $7,100,000 from $6,422,000 in the first quarter of 1997. The increase in interest expense is primarily the result of the acquisitions of three apartment communities, Museum Towers, Colony Woods and Whitehall Terrace.


   LAND GROUP

     REVENUES. Revenues for the Land Group increased by $2,411,000, or 94.9%, to $4,952,000 in the first quarter of 1998 from $2,541,000 in the first quarter of 1997. Sales of land and related earnings vary from period to period, depending on management's decisions regarding the disposition of significant land holdings.

     OPERATING AND INTEREST EXPENSES. Operating expenses and interest expense increased by $1,950,000 and $833,000 (or 77.3% and 65.7%), respectively, in the first quarter of 1998 to $4,474,000 and $2,100,000, respectively, from $2,524,000 and $1,267,000, respectively, in the first quarter of 1997. The fluctuation in operating expenses primarily reflects the sales volume in each year. The increase in interest expense was due primarily to an increased level of interest-bearing debt.

   LUMBER TRADING GROUP

     REVENUES. Revenues of the Lumber Trading Group decreased by $3,273,000, or 11.1%, to $26,330,000 in the first quarter of 1998 from $29,603,000 in the first quarter of 1997. The decrease was due primarily to a reduced level of trading activity in 1998 compared to 1997 ($2,945,000) and a decrease in volume at Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors ($328,000).

     OPERATING AND INTEREST EXPENSES. Operating expenses in the Lumber Trading Group decreased in the first quarter of 1998 by $1,841,000, or 7.1% to $24,206,000 from $26,047,000 in the first quarter of 1997. This decrease reflected the fluctuation in variable expenses due to decreased trading sales volume. Interest expense for the first quarter of 1998 increased by $111,000, or 9.2% to $1,316,000 from $1,205,000 in the first quarter of 1997.

   CORPORATE ACTIVITIES

     REVENUES. Revenues of the Corporate Activities increased $72,000, or 12.0%, in the first quarter of 1998 to $673,000 from $601,000 in the first quarter of 1997. Corporate Activities revenues consists primarily of interest income on investments made by the Company and vary from year to year depending on interest rates and the amount of loans outstanding.

     OPERATING AND INTEREST EXPENSES. Operating expenses of Corporate Activities increased $1,767,000, or 188.1%, in the first quarter of 1998 to $2,706,000 from $939,000 in the first quarter of 1997. These increases represent general corporate expenses. Interest expense increased $1,591,000, or 88.4% in the first quarter of 1998 to $3,390,000 from $1,799,000 in the first quarter of 1997. Corporate Activities interest expense consists primarily of interest expense on the 8.50% Senior Notes (issued on March 16, 1998) and the FCRPC Credit Facility that has not been allocated to a principal business group (see -"Financial Condition and Liquidity"). Beginning in the fourth quarter of 1997, capitalized interest on development projects, which was previously reported as Corporate Activities, is reported by the principal business group developing the project. Prior years' interest expense for Corporate Activities, Commercial Group and Residential Group have been restated to reflect this presentation.

OTHER TRANSACTIONS

GAIN (LOSS) ON DISPOSITION OF PROPERTIES - Gain (loss) on disposition of properties totaled a gain of $6,920,000 in the first quarter of 1998 compared to a loss of $21,462 in the first quarter of 1997. During the first quarter of 1998, the Company sold its interests in San Vicente, an office building in Brentwood, California and Courtyard, a strip shopping center in Flint, Michigan. The Company recognized pre-tax gains on disposition of $10,809,000 on San Vicente and $638,000 on Courtyard. During 1997, the Company recorded a loss on disposition of Toscana of $35,505,000 ($21,464,000 after tax - see "Sale of Toscana").

EXTRAORDINARY GAIN - Extraordinary gain, net of tax, totaled $-0- and $11,045,000, in the first quarter of 1998 and 1997, respectively. The 1997 extraordinary gain represented pre-tax earnings of $18,272,000 for the extinguishment of nonrecourse debt and related accrued interest of Toscana (see "- Sale of Toscana").

SALE OF TOSCANA - During February 1997, the Company sold Toscana, a 563-unit apartment complex in Irvine, California, back to the original land owner and settled litigation related to the property. As a result, during the first quarter of 1997 the Company recorded operating income of $9,157,000, after tax, a loss on disposition of property of $21,462,000, after tax, and an extraordinary gain of $11,045,000, after tax, related to the extinguishment of a portion of the property's nonrecourse mortgage debt. Proceeds from the litigation settlement resulted in EBDT of $6,991,000 for the year ended January 31, 1998. The net result of these transactions to the Company is after-tax loss of $1,260,000.

INCOME TAXES - Income tax expense (benefit) for the first quarter of 1998 and 1997 totaled $6,151,000 and ($7,344,000), respectively. At January 31, 1998, the
Company had a tax net operating loss carryforward ("NOL") of $89,903,000 (generated primarily over time in the ordinary course of business from the significant impact of depreciation expense from real estate properties on the Company's net earnings) which will expire in the years ending January 31, 2005 through January 31, 2011 and general business credits carryovers of $3,205,000 which will expire in the years ending January 31, 2003 through January 31, 2011. The Company's policy is to utilize its NOL before it expires and will consider a variety of strategies to implement that policy.

NET EARNINGS - In the first quarter of 1998, the Company's net earnings grew to $8,508,000, or $.56 per share of common stock, from a net loss of $219,000, or $.02 per share of common stock, in the first quarter of 1997.

EBDT - Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT") is defined as net earnings from operations before depreciation, amortization and deferred taxes on income, and excludes provision for decline in real estate, gain (loss) on disposition of properties and extraordinary gain. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are non-cash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are a non-cash item. Payment of income taxes has not been significant and is not expected to be significant in the foreseeable future. The provision for decline in real estate is excluded from EBDT because it is a non-cash item that varies from year to year based on factors unrelated to the Company's overall financial performance. The Company excludes gain (loss) on the disposition of properties from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of properties other than commercial outlots or land held by the Land Group as nonrecurring items. Extraordinary gains are generally the result of the restructuring of nonrecourse debt obligations and are not considered to be a component of the Company's operating results.


FINANCIAL CONDITION AND LIQUIDITY

On March 16, 1998, the Company sold $200,000,000 in 8.50% senior notes due March 15, 2008 in a public offering. Proceeds from the sale of these notes were initially used to repay $114,000,000 outstanding under the FCRPC Credit
Agreement (defined below) with the remainder to be used to finance projects currently under development and to pursue new real estate opportunities that arise from current favorable market conditions.

On December 10, 1997, and as amended on January 20, 1998 and March 6, 1998, the Company replaced its $37,500,000 term loan due July 1, 2001 and its $80,000,000 revolving credit facility with a Forest City Rental Properties Corporation ("FCRPC", a significant subsidiary of the Company) Credit Agreement. The FCRPC Credit Agreement with a group of nine banks is a $225,000,000 revolving credit facility maturing December 10, 2000, unless extended, and provides for a quarterly reduction of $2,500,000 commencing April 1, 1998 and allows for up to $30,000,000 in outstanding letters of credit, which reduces the revolving credit available to the Company. As of April 30, 1998, the Company had $-0- recourse debt outstanding under the FCRPC Credit Agreement.

The FCRPC Credit Agreement provides, among other things, for 1) interest rates ranging from 1/4% to 3/4% over the prime rate or 2% to 2-1/2% over the London Interbank Offered Rate ("LIBOR"); 2) maintenance of debt service coverage ratio, specified level of net worth and cash flow (as defined) and 3) restriction on dividend payments. The Company has purchased LIBOR interest rate caps for the debt under the FCRPC credit agreement in the amount of $25,000,000 at 6.5% for 1998 and $45,000,000 at 7.5% for 1999.

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

   MORTGAGE REFINANCINGS

During the quarter ended April 30, 1998, the Company completed $318,000,000 in financings, including $176,000,000 in refinancings, $114,000,000 for new development projects and $28,000,000 in acquisition mortgages. The Company is pursuing the refinancing of its nonrecourse mortgage debt which matures within the next 12 months. In addition, the Company is attempting to extend the maturities and/or refinance the nonrecourse debt that is coming due in 1999 and 2000, generally pursuing long-term fixed rate debt to take advantage of the recent low interest rate levels.

INTEREST RATE EXPOSURE

At April 30, 1998, the composition of nonrecourse mortgage debt is as follows:
                                                       Amount          Rate (1)
                                                       ------          --------
                                                   (in thousands)
Fixed                                                $1,276,785           7.83%
Variable -
       Swapped (2)                                      270,991           7.97%
       Adjustable                                       281,437           7.28%
       Tax-Exempt                                       150,909           5.39%
UDAG and other subsidized loans (fixed)                  76,123           2.47%
                                                     ----------
                                                     $2,056,245           7.40%
                                                     ==========

(1) The weighted average interest rates shown above include both the base index and the lender margin.
(2) Interest  rates swaps have an average term of
     1.9 years as of April 30, 1998.

With respect to taxable variable-rate debt, the Company generally attempts to obtain interest rate protection for such debt with a maturity in excess of one year. In addition, the Company has purchased interest rate cap protection for its variable-rate debt portfolio in the amount of $293,675,000, $394,503,000 and $366,751,000 for the fiscal years ending January 31, 1999, 2000 and 2001, respectively. The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged only 3.80% and has never exceeded 7.90%.

At April 30, 1998, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company's taxable variable-rate debt by approximately $2,800,000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,500,000.


   LUMBER TRADING GROUP LIQUIDITY

The Lumber Trading Group is separately financed with two lines of credit and an accounts receivable sale program. These credit facilities are without recourse to the Company.

At April 30, 1998 Lumber Trading Group's two lines of credit totaled a $47,000,000 commitment, with an additional $10,000,000 available for up to 90 days through May 31, 1998. These credit lines are secured by the assets of the Lumber Trading Group and are used by the Trading Group to finance its working capital needs. At April 30, 1998, the approximately $41,000,000 was available under these facilities. In June 1998, the lines of credit will be increased by $10,000,000 to $57,000,000, with an additional $10,000,000 available for up to 90 days through June 30, 1999.

The Lumber Trading Group also has sold an undivided ownership interest in a pool of accounts receivable of up to a maximum of $90,000,000 and uses this program to finance its working capital needs. At April 30, 1998, $77,000,000 had been sold under this accounts receivable program.

The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs.

  CASH FLOWS

Net cash (used) provided by operating activities was ($771,000) and $4,566,000 for the quarters ended April 30, 1998 and 1997, respectively. The decrease in net cash provided by operating activities in 1997 from 1996 is primarily the result of receipt of $10,000,000 in litigation settlement proceeds in the first quarter of 1997 which did not recur in 1998, a reduction of $5,072,000 in collections on notes and accounts receivable primarily from the Lumber Trading Group, an increase of $1,837,000 in expenditures for land held for development and an increase in lumber inventories of $1,319,000. These decreases were partially offset by a $12,838,000 reduction in payment of accounts payable and accrued expenses primarily from Lumber Trading Group.

Net cash used in investing activities totaled $104,083,000 and $55,192,000 for the quarters ended April 30, 1998 and 1997, respectively. Capital expenditures, other than development and acquisition activities, totaled $8,481,000 during the first quarter of 1998 (including both recurring and investment capital expenditures) and were financed primarily from cash on hand at the beginning of the year. During the first quarter of 1998, net cash used in investing activities reflected the Company's use of $92,083,000 of funds for acquisition and development activities, which were financed with approximately $33,200,000 in new mortgage indebtedness and proceeds from the issuance of senior notes. In addition, $31,622,000 was collected in proceeds from the sales of the Company's interest in San Vicente ($27,244,000) and Courtyard ($4,378,000) and $35,141,000
was used for investments in and advances to affiliates, and includes investments in The Grand, a syndicated project in North Bethesda, Maryland ($3,615,000) and The Enclave ($10,212,000) and 101 San Fernando ($19,312,000), both syndicated projects in San Jose, California. Net cash used in investing activities for the quarter ended April 30, 1997 included $10,685,000 in capital expenditures other than development and acquisition activities (including both recurring and investment capital expenditures) and were financed primarily with cash on hand at the beginning of the year and cash provided by operations. In addition, the first quarter of 1997 reflected the use of $39,549,000 of funds for development and acquisition activities, which were financed with $21,012,000 in new mortgage indebtedness and borrowings under FCRPC Credit Agreement.

Net cash provided by financing activities totaled $123,887,000 and $30,022,000 in the quarters ended April 30, 1998 and 1997, respectively. Net proceeds from the issuance of senior notes in March 1998 were $194,665,000, which were initially used to repay $114,000,000 outstanding under the FCRPC Credit Agreement. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgages Refinancings" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. In addition, net cash provided by financing activities in the first quarter of 1998 reflected a $6,457,000 increase in net borrowings under Lumber Trading Group's lines of credit, a reduction of $6,830,000 in restricted cash related to the financing of The Enclave apartment project in San Jose, California, payment of deferred financing costs of $5,618,000 and payment of $1,049,000 of dividends. During the first quarter of 1997, cash provided by financing activities included $8,392,000 in net borrowings on Lumber Trading Group's lines of credit, the release of $3,600,000 in restricted cash related to the Atlantic Center retail project in Brooklyn, New York, repayment of a $6,365,000 note payable relating to the purchase of the Company's additional 33-1/3% interest in the Pittsburgh Mall, and payment of $787,000 of dividends.

SHELF REGISTRATION

On December 3, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for the potential offering on a delayed basis of up to $250,000,000 in debt or equity securities. This registration is in addition to the shelf registration filed March 4, 1997 of up to $250,000,000 in debt or equity securities. The Company has sold approximately $82,000,000 through an equity offering completed on May 20, 1997, $200,000,000 through a debt offering completed on March 16, 1998 and currently the Company has available on the second shelf registration statement approximately $218,000,000 of debt, equity or any combination thereof.

STOCK SPLIT, CAPITALIZATION AND DIVIDENDS

The Board of Directors has approved a two-for-one stock split of both the Company's Class A and Class B Common Stock, effective July 16, 1998 to shareholders of record at the close of business on July 1, 1998. The stock split will be effected as a stock dividend.

On June 9, 1998, the Board of Directors voted to increase the 1998 quarterly dividend, adjusted for the two-for-one stock split, to $.04 per share on both Class A and Class B, representing a 14.3% annual increase in the previous quarterly dividend.

The first 1998 quarterly dividend of $.07 per share (on a pre-split basis) on shares of both Class A and Class B Common Stock was paid on March 16, 1998 to shareholders of record at the close of business on March 2, 1998. The second 1998 quarterly dividend of $.07 per share (on a pre-split basis) on shares of both Class A and Class B Common Stock will be paid on June 15, 1998 to shareholders of record at the close of business on June 1, 1998. The third 1998 quarterly dividend of $.04 per share (post-split) on shares of both Class A and Class B Common Stock will be paid on September 15, 1998 to shareholders of record at the close of business on September 1, 1998.

On June 9, 1998, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the Company's capitalization to a)
96,000,000 shares of Class A Common Stock from 48,000,000 shares and b) 36,000,000 shares of Class B Common Stock from 18,000,000 shares. The 5,000,000 Preferred shares remained unchanged.

YEAR 2000

Management has undertaken a program to prepare the Company's financial and operating computer systems and ancillary applications for the year 2000. All necessary software modifications are expected to occur in a timely manner at a cost which is not expected to be material.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This 10Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management's current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions on a nation-wide basis as well as regionally in areas where the Company has a geographic concentration of properties; failure to consummate financing arrangements; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending; the rate of revenue increases versus expenses increases; the cyclical nature of the lumber wholesaling business; as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.



                           FOREST CITY ENTERPRISES, INC.
           EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                 FOR THE QUARTERS ENDED APRIL 30, 1998 AND 1997
                                   (IN THOUSANDS)


                            Commercial Group        Residential Group          Land Group
                           --------------------    --------------------   ---------------------
                             1998       1997         1998       1997        1998       1997
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 85,404   $ 74,972     $ 31,264   $ 43,351      $ 4,952   $  2,541
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups        40,469     39,241       16,130     15,476        4,474      2,524
Interest expense             22,841     22,416        7,100      6,422        2,100      1,267
Income tax provision          1,276         64          507      6,793         (640)      (490)
                           ---------  ---------    ---------  ---------   ---------- ----------

                             64,586     61,721       23,737     28,691        5,934      3,301
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                  $ 20,818   $ 13,251      $ 7,527    $14,660      $  (982)   $  (760)
                           =========  =========    =========  =========   ========== ==========


                           Lumber Trading Group    Corporate Activities          Total
                           --------------------    --------------------   ---------------------
                             1998       1997         1998       1997        1998       1997
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 26,330   $ 29,603        $ 673    $   601    $ 148,623  $ 151,068
Operating expenses,
   including depreciation
   and amortization for non-
   real estate groups        24,206     26,047        2,706        939       87,985     84,227
Interest expense              1,316      1,205        3,390      1,799       36,747     33,109
Income tax provision            415      1,045       (2,262)    (2,127)        (704)     5,285
                           ---------  ---------    ---------  ---------   ---------- ----------

                             25,937     28,297        3,834        611      124,028    122,621
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred tax
   (EBDT)                   $   393    $ 1,306      ($3,161)  ($    10)    $ 24,595   $ 28,447
                           =========  =========    =========  =========   ========== ==========


Reconciliation to net earnings:

Earnings before depreciation,
   amortization and deferred taxes (EBDT)                                  $ 24,595   $ 28,447

Depreciation and amortization - real estate Groups                          (20,679)   (16,835)

Deferred taxes - real estate Groups                                          (2,328)    (1,414)

Provision for decline in real estate, net of tax                                  0          0

Gain on disposition of properties, net of tax                                 6,920    (21,462)

Extraordinary gain, net of tax                                                    0     11,045
                                                                          ---------- ----------

Net earnings                                                               $  8,508   $   (219)
                                                                          ========== ==========

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

     The Company, through subsidiaries, owns a 14.6% interest in the Seven Hills development, located in Henderson, Nevada, which is owned by the Silver Canyon Partnership and is being developed in conjunction with a golf course. In August, 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers, and other entities, including the Company. In addition, separate lawsuits were filed by some of the production homebuilding companies at Seven Hills, against some of the same parties, not including the Company. Each of these lawsuits seek a commitment for public play on the golf course, as well as damages, The Silver Canyon Partnership, the Company and its subsidiaries are responding to each of these suits, and are attempting to reach an appropriate resolution with all parties involved. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's financial performance. The Company believes it has meritorious defenses to these claims and intends to defend against them vigorously. The Company believes that any exposure will be limited to the Silver Canyon Partnership and is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

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

4.1  -    Form of  Senior  Subordinated  Indenture  between  the  Company  and
          National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No.333-22695).

4.2  -    Form of  Junior  Subordinated  Indenture  between  the  Company  and
          National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No.333-22695).

4.3  -    Form of Senior  Subordinated  Indenture  between the Company and The
          Bank of New York, as Trustee thereunder,  incorporated by reference to
          Exhibit 4.22 to the Company's Registration Statement on Form S-3 (Registration No.333-41437).

10.1 - Credit Agreement, dated as of December 10, 1997, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1997 (File No.1-4372).

10.2 - Guaranty of Payment of Debt, dated as of December 10, 1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.39 to the Company's Form 10-Q for the quarter ended October 31, 1997 (File No.1-4372).

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

10.5 - Letter Agreement, dated as of February 25, 1998, by and among Forest City Enterprises, Inc., Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.21 to the Company's Registration Statement on Form S-3 (File No.333-41437).

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

10.10- Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.11- Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith, dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.12- 1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.13- Employment Agreement entered into as of September 25, 1989 by the Company and Albert B. Ratner, incorporated by reference to Exhibit
          10.11 to the Company's Form 10-K for the year ended January 31, 1997 (File No.1-4372).

10.14- First Amendment to Employment Agreement entered into as of December 6, 1996 by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.15- Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.16- Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.16 to the 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.17- First Amendment to Employment Agreement (dated April 6, 1998) entered into as of April 24, 1998 by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.18- First Amendment to Employment Agreement (dated December 6, 1996 and superseded by Employment Agreement dated April 6, 1998) entered into as of December 6, 1996 by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended January 31, 1997 (File No.1-4372).

10.19- Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and James A. Ratner,incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.20- Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.21- Employment Agreement entered into as of September 25, 1989 by the Company and Nathan P. Shafran, incorporated by reference to Exhibit
          10.14 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.22- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit
          10.19 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.23- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit
          10.20 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.24-    Letter   Supplement  to  Split  Dollar   Insurance   Agreement  and
          Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended January 31, 1997 (File No.1-4372).

10.25-    Letter   Supplement  to  Split  Dollar   Insurance   Agreement  and
          Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended January 31, 1997 (File No.1-4372).

10.26- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.27- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.28- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.29- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.30- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.31- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.32- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.33- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.34- Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.35-    Letter   Supplement  to  Split  Dollar   Insurance   Agreement  and
          Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).


* 27 -    Financial Data Schedules.



*       -      Filed herewith.


(b)   Reports on Form 8-K:

      The Company filed a Form 8-K, dated March 6, 1998, to submit the Second Amendments to the Credit Agreement and the Guaranty of Payment of Debt.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FOREST CITY ENTERPRISES, INC.
                                                    (Registrant)



Date June 12, 1998           /s/  Thomas G. Smith

                                Thomas G. Smith, Senior Vice President
                                   and Chief Financial Officer

Date June 12, 1998          /s/  Linda M. Kane

                                Linda M. Kane, Vice President,
                                   Corporate Controller