Form 10-Q
period 1998-07-31
FOREST CITY ENTERPRISES INC
filed 1998-09-14
CIK 38067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended               July 31, 1998

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
 YES   X    NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                   Outstanding at September 10, 1998

Class A Common Stock, $.33 1/3 par value             19,225,872  shares

Class B Common Stock, $.33 1/3 par value             10,752,680  shares

                    FOREST CITY ENTERPRISES, INC.

                             Index
                                                                        Page No.
Part I.  Financial Information:

      Item 1.  Financial Statements
                   Forest City Enterprises,  Inc. and Subsidiaries

                      Consolidated Balance Sheets - July 31, 1998
                          (Unaudited) and January 31, 1998               3

                      Consolidated Statements of Earnings and Retained
                         Earnings (Unaudited) - Three and Six Months
                            Ended July 31, 1998 and 1997                 4

                      Consolidated Statements of Cash Flows (Unaudited)- 5 - 6
                         Six Months Ended July 31, 1998 and 1997

                Notes to Consolidated Financial Statements
                      (Unaudited)                                        7 - 8

      Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9 - 25

Part II.  Other Information

      Item 1.  Legal Proceedings                                         26

      Item 4.  Submission of Matters to a Vote of Security Holders       27

      Item 6.  Exhibits and Reports on Form 8-K                          28 - 35

Signatures                                                               36

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                                July 31, 1998   January 31, 1998
                                                               ---------------- ----------------
                                                                 (Unaudited)
                                                           (dollars in thousands, except per share data)
ASSETS
Real Estate
  Completed rental properties                                    $  2,492,613    $  2,409,545
  Projects under development                                          389,879         251,416
  Land held for development or sale                                    54,332          43,599
                                                                 -------------   -------------
                                                                    2,936,824       2,704,560
  Less accumulated depreciation                                      (463,669)       (448,634)
                                                                 -------------   -------------
    Total Real Estate                                               2,473,155       2,255,926

Cash                                                                   38,705          54,854
Notes and accounts receivable, net                                    173,885         191,719
Inventories                                                            51,419          58,696
Investments in and advances to affiliates                             240,935         202,409
Other assets                                                          200,516         199,749
                                                                 -------------   -------------
                                                                 $  3,178,615    $  2,963,353
                                                                 =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                                       $  2,104,640    $  2,018,931
Accounts payable and accrued expenses                                 351,806         361,398
Notes payable                                                           7,436          34,819
Long-term debt                                                         45,000         114,000
8.5% Senior notes                                                     200,000             -
Deferred income taxes                                                 131,539         117,723
Deferred profit                                                        33,819          34,537
                                                                 -------------   -------------
        Total Liabilities                                           2,874,240       2,681,408
                                                                 -------------   -------------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
    5,000,000 shares authorized; no shares issued.                         -                -
Common stock - $.33 1/3 par value
    Class A, 96,000,000 and 48,000,000 shares authorized,
     19,853,172 and 19,813,372 shares issued, 19,225,872
     and 19,186,072 outstanding, respectively.                          6,619            6,602
    Class B, convertible, 36,000,000 and 18,000,000 shares
     authorized, 11,030,780 and 11,070,580 shares issued,
     10,752,680 and 10,792,480 outstanding, respectively.               3,678            3,688
                                                                 -------------   --------------
                                                                       10,297           10,290
Additional paid-in capital                                            114,269          114,276
Retained earnings                                                     191,294          168,864
                                                                --------------   --------------
                                                                      315,860          293,430

Less treasury stock, at cost: 627,300 Class A
    and 278,100 Class B shares.                                       (11,485)         (11,485)
                                                                 -------------   --------------
       Total Shareholders' Equity                                     304,375          281,945
                                                                 -------------   --------------

                                                                 $  3,178,615    $   2,963,353
                                                                 =============   ==============

See notes to consolidated financial statements.

                            FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                            (UNAUDITED)

                                                   Three Months Ended July 31,     Six Months Ended July 31,
                                                   ---------------------------    ---------------------------
                                                        1998         1997           1998             1997
                                                     ----------   ----------      -------          -------
                                                          (dollars in thousands, except per share data)


Revenues                                             $  165,707   $  142,035         $  314,330   $  293,103
                                                     -----------  -----------        -----------  -----------

Operating expenses                                      100,127       84,557            187,363      168,077
Interest expense                                         37,531       30,497             74,278       63,606
Depreciation and amortization                            19,804       18,369             41,232       35,911
                                                      ----------  ----------         -----------  -----------
                                                        157,462      133,423            302,873      267,594
                                                      ----------  -----------        -----------  -----------

Gain (loss) on disposition of properties                 18,607       (3,132)            30,054      (38,637)
                                                      ----------  -----------        -----------  -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                      26,852        5,480             41,511      (13,128)
                                                      ----------  -----------        -----------  -----------

INCOME TAX EXPENSE (BENEFIT)
   Current                                                1,549        4,354              3,100        1,650
   Deferred                                               9,467       (1,821)            14,067       (6,461)
                                                      ----------  -----------        -----------  -----------
                                                         11,016        2,533             17,167       (4,811)
                                                      ----------  -----------        -----------  -----------

NET EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN            15,836        2,947             24,344       (8,317)
Extraordinary gain, net of tax                              334        3,142                334       14,187
                                                      ----------  -----------        -----------  -----------

NET EARNINGS                                             16,170        6,089             24,678        5,870

Retained earnings at beginning of period                176,323      150,954            168,864      152,077
Dividends on common stock - $.04 per share
   and $.075 per share in 1998, respectively,
   and $.03 and $.06 per share in 1997,
   respectively.                                         (1,199)        (899)            (2,248)      (1,803)
                                                     -----------  -----------        -----------  -----------
Retained earnings at end of period                   $  191,294   $  156,144         $  191,294   $  156,144
                                                     ===========  ===========        ===========  ===========


BASIC EARNINGS PER COMMON SHARE
Weighted average common shares outstanding           29,978,552   29,326,452         29,978,552   27,800,914
                                                     ===========  ===========        ===========  ===========

 Net earnings (loss) before extraordinary gain       $     0.53   $     0.10         $     0.81   $    (0.30)
 Extraordinary gain, net of tax                             .01         0.11               0.01         0.51
                                                     -----------  -----------        -----------  -----------

NET EARNINGS                                         $     0.54   $     0.21         $     0.82   $     0.21
                                                     ===========  ===========        ===========  ===========


DILUTED EARNINGS PER COMMON SHARE
Weighted average common shares outstanding           30,204,018   29,367,175         30,181,977   27,833,125
                                                     ===========  ===========        ===========  ===========

 Net earnings (loss) before extraordinary gain       $     0.53   $     0.10         $     0.81   $    (0.30)
 Extraordinary gain, net of tax                             .01         0.11               0.01         0.51
                                                     -----------  -----------        -----------  -----------

NET EARNINGS                                         $     0.54   $     0.21         $     0.82   $     0.21
                                                     ===========  ===========        ===========  ===========


See notes to consolidated financial statements.

                        FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                             Six Months Ended July 31,
                                                           -----------------------------
                                                                  1998          1997
                                                              -----------  ------------
                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Rents and other revenues received                            $   314,099   $  312,573
  Proceeds from land sales                                          14,076       11,467
  Land development expenditures                                    (19,646)      (9,105)
  Operating expenditures                                          (194,509)    (201,632)
  Interest paid                                                    (68,265)     (66,406)
                                                               ------------  -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                      45,755       46,897
                                                               ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (281,149)    (136,188)
  Proceeds from disposition of assets                               31,622          -
  Investments in and advances to affiliates                        (38,526)     (27,290)
                                                               ------------  -----------
     NET CASH USED IN INVESTING ACTIVITIES                        (288,053)    (163,478)
                                                               ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior notes                           200,000          -
  Payments of senior notes issuance costs                           (5,685)         -
  Increase in nonrecourse mortgage and long-term debt              361,320      160,430
  Principal payments on nonrecourse mortgage debt
    on real estate                                                (183,284)     (21,446)
  Payments on long-term debt                                      (114,000)     (76,494)
  Increase in notes payable                                          6,613       12,704
  Payments on notes payable                                        (33,996)     (43,061)
  Decrease in restricted cash                                        6,830        3,600
  Payment of deferred financing costs                               (9,551)      (3,412)
  Net proceeds from sale of common stock                                -        76,346
  Dividends paid to shareholders                                    (2,098)      (1,691)
                                                                -----------  -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                   226,149      106,976
                                                                 ----------  -----------

NET DECREASE IN CASH                                               (16,149)      (9,605)
CASH AT BEGINNING OF PERIOD                                         54,854       41,302
                                                                 ----------  -----------
CASH AT END OF PERIOD                                            $  38,705   $   31,697
                                                                 ==========  ===========




                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                            Six Months Ended July 31,
                                                          ------------------------------
                                                                1998           1997
                                                            ------------   -------------
                                                                   (in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
NET EARNINGS                                                 $    24,678   $    5,870
  Depreciation                                                    30,773       29,360
  Amortization                                                    10,459        6,551
  Increase (decrease) in deferred income taxes                    13,816         (742)
  (Gain) loss on disposition of properties                       (30,054)      38,637
  Extraordinary gain                                                (552)     (18,272)
  Increase in land held for development or sale                  (10,733)      (1,376)
  Decrease in notes and accounts receivable                       17,269       39,230
  Decrease in inventories                                          7,277        4,957
  (Increase) decrease in other assets                             (3,958)       1,257
  Decrease in accounts payable and accrued expenses              (12,502)     (57,282)
  Decrease in deferred profit                                       (718)      (1,293)
                                                               ----------  -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES              $  45,755    $  46,897
                                                               ==========  ===========

Supplemental Non-Cash Disclosure:

The following items represent the effect of non-cash transactions for 1998:

     * Disposition of Summit Park Mall
     * Disposition of Trolley Plaza


 The following items represent the effect of non-cash transactions for 1997:

     * Increase in interest in Skylight  Office Tower
     * Disposition of Toscana
     * Reduction of interest in MIT Phase II
     * Exchange of Woodridge

Operating Activities
  Notes and accounts receivable                                $     565   $   (5,072)
  Other assets                                                     1,138         (121)
  Accounts payable and accrued expenses                            2,760       (6,900)
  Deferred taxes                                                      -           164
                                                               ----------  -----------
        Total effect on operating activities                   $   4,463   $  (11,929)
                                                               ==========  ===========

Investing Activities
  Additions to completed rental property                       $      -    $   (3,498)
  Dispositions of completed rental property                       42,312       56,568
  Investments in and advances to affiliates                           -         4,131
                                                               ----------  -----------
        Total effect on investing activities                   $  42,312   $   57,201
                                                               ==========  ===========

Financing Activities
  Assumption of non-recourse mortgage debt                     $      -    $    3,185
  Reduction of non-recourse mortgage debt                        (46,775)     (48,988)
  Notes payable                                                       -           531
                                                               ----------  -----------
        Total effect on financing activities                   $ (46,775) $   (45,272)
                                                               ==========  ===========

See notes to consolidated financial statements.

                      FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

A.       SENIOR NOTES
         On March 16, 1998, the Company issued $200,000,000 of 8.50% Senior Notes, due March 15, 2008, in a public offering. Proceeds were used to repay $114,000,000 of its term loan and revolving credit loans. The remaining proceeds will be used to finance projects currently under development and to pursue new real estate opportunities. Accrued interest is payable on March 15 and September 15 of each year. The Senior Notes are unsecured senior obligations of the Company, however, they are subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries, including the $220,000,000 revolving credit facility. The indenture contains covenants providing, among other things, limitations on the incurrence of additional debt and payment of dividends.

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

B.       STOCK SPLIT
         A two-for-one stock split of the Company's Class A and Class B common stock was paid on July 16, 1998 to shareholders of record on July 1, 1998. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets by transferring the par value of the additional shares issued from the additional paid-in capital account to the common stock accounts. All share and per share data presented in these financial statements have been restated to reflect the stock split.

C.       DIVIDENDS
         The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

                                                                      Amount
           Date              Date of            Payment              Per Share
         Declared            Record             Date                (Post-Split)
         --------            -------            --------            ------------

         March 18, 1998      June 1, 1998       June 15, 1998          $.035
         June 9, 1998        September 1, 1998  September 15, 1998     $.04
         September 8, 1998   December 1, 1998   December 15, 1998      $.04

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


D.       EARNINGS PER SHARE
         The reconciliation of the numerator and denominator of basic earnings per share ("EPS") with diluted EPS is as follows:


                                 Net Earnings        Weighted      Net Earnings
                                 (Loss) Before        Average      (Loss) Before
                                 Extraordinary        Shares       Extraordinary
                                     Gain           Outstanding        Gain
                                  (Numerator)      (Denominator)    Per Share
                                 -------------     -------------   -------------


         Three Months Ended
            July 31, 1998:

              Basic EPS             $15,836,000     29,978,552         $0.53
              Dilutive effect
                 of stock options             -        225,466
              Diluted EPS           $15,836,000     30,204,018         $0.53

         Six Months Ended
            July 31, 1998:

              Basic EPS             $24,344,000     29,978,552         $0.81
              Dilutive effect
                 of stock options             -        203,425
              Diluted EPS           $24,344,000     30,181,977         $0.81

         Three Months Ended
            July 31, 1997:

              Basic EPS             $ 2,947,000     29,326,452         $0.10
              Dilutive effect
                 of stock options             -         40,723
              Diluted EPS           $ 2,947,000     29,367,175         $0.10

         Six Months Ended
            July 31, 1997:

              Basic EPS             ($8,317,000)    27,800,914        ($0.30)
              Dilutive effect
                 of stock options             -         32,211
              Diluted EPS           ($8,317,000)    27,833,125        ($0.30)


E.       NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

         The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the six months ended July 31, 1998 are not necessarily indicative of results of operations which may be expected for the full year.

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

The Company's EBDT grew by 10.1% (or 7.1% per share) in the second quarter of 1998 to $27,223,000, or $.90 per share of common stock, from $24,725,000, or
$.84 per share, of common stock, for the second quarter of 1997. EBDT for the six months ended July 31, 1998 was $51,818,000, or $1.72 per share, compared to $53,172,000, or $1.91 per share, for the six months ended July 31, 1997. EBDT for the first half of 1998 grew by 12.2%, excluding $6,991,000 in EBDT for the first half of 1997 related to the litigation settlement for Toscana, a 563-unit apartment complex in Irvine, California (see "-Other Transactions - Sale of Toscana"). All per share figures are fully diluted and are adjusted for the Company's two-for-one stock split paid in July 1998.

The increase in EBDT is primarily attributable to the acquisitions or opening of fifteen properties during the first half of 1998 and a full six months of operations for the eleven properties which opened during 1997.

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

         NET OPERATING INCOME FROM REAL ESTATE OPERATIONS - NOI from the combined Commercial Group and Residential Group for the second quarter of 1998 was $62,331,000 compared to $53,050,000 for the second quarter of 1997, an increase of 17.5%. NOI from the combined Commercial Group and Residential Group for the six months ended July 31, 1998 was $122,400,000 compared to $116,656,000 for the first half of 1997, an increase of 4.9%. NOI in 1997 was affected by the non-recurring $15,000,000 Toscana litigation settlement income (see "Sale of Toscana" below). Adjusting for this item, NOI for the first half increased by 20.4%.


   COMMERCIAL GROUP

     REVENUES. Revenues of the Commercial Group increased $17,062,000, or 22.5%, to $92,953,000 in the second quarter of 1998 from $75,891,000 in the second quarter of 1997. This increase is primarily the result of property openings and acquisitions. During the first half of 1998, Forest City acquired the 292-room Sheraton Hotel at Station Square in Pittsburgh, Pennsylvania and the
325,000-square-foot Fairmont Plaza office building in San Jose, California, which increased revenues over last year's second quarter by $4,848,000 and $857,000, respectively. Phase II of University Park at MIT in Cambridge, Massachusetts opened during the second quarter of 1998. This mixed-use facility, owned in partnership with MIT, consists of 76,000 square feet of office space, 95,000 square feet of retail space, a 210-room hotel and a 960-space parking facility and generated $602,000 of revenues during the second quarter of 1998. Revenues for the second quarter also increased from the openings of properties in the New York City area during 1997 including Nine MetroTech office building in Brooklyn ($1,494,000), Gun Hill Road retail center in the Bronx ($150,000), and two retail properties in Queens, Northern Boulevard ($1,030,000) and Grand Avenue ($507,000). Richmond Avenue, a retail center in Staten Island, New York, opened during the first half of 1998 and generated additional revenues of $368,000 and Atlantic Center, a shopping center which opened in 1996 in Brooklyn, New York, realized a $266,000 increase in revenues over the second quarter of 1997. In addition, the Company's increased ownership in two properties resulted in increases to revenues: Antelope Valley Mall in Palmdale, California increased from 40% in 1997 to 78% in 1998 ($951,000) and Station Square in Pittsburgh, Pennsylvania increased from 25% in 1997 to 100% in 1998 ($2,020,000). In addition, the Commercial Group recorded $765,000 in increased revenues from the Ritz-Carlton Hotel in Cleveland, Ohio, $3,309,000 from commercial land sales and $1,960,000 in revenue increases from its existing properties. These increases were partially offset by a decrease in revenues due to the disposition of the Company's interest in three commercial properties during the first half of 1998: the 469,000-square-foot San Vicente office building in Brentwood, California ($922,000), the 695,000-square-foot Summit Park Mall in Wheatfield, New York ($648,000) and the Courtyard strip shopping center in Flint, Michigan ($270,000).

Revenues of the Commercial Group increased $27,494,000, or 18.2%, to $178,357,000 for the six months ended July 31, 1998 from $150,863,000 for the comparable period for the prior year. This increase is primarily the result of the 1998 acquisitions of Sheraton Hotel at Station Square ($4,848,000) and Fairmont Plaza ($857,000) and the 1997 acquisitions of additional interests in Antelope Valley Mall ($1,698,000) and Station Square ($3,554,000). Additionally, the openings of several properties in the New York City area in 1997 and 1998 resulted in increased revenues: Nine MetroTech ($2,827,000), Northern Boulevard ($1,842,000), Grand Avenue ($1,061,000), Richmond Avenue ($596,000) and Gun Hill
Road ($380,000). Phase II of University Park at MIT opened during the second quarter of 1998 and generated $602,000 in revenues, commercial land sales revenues increased by $3,739,000, the Ritz-Carlton Hotel recorded first half revenue of $1,138,000 over 1997 and existing properties revenues increased by approximately $5,300,000. Revenues from two properties which opened in 1996 have improved over the first half of last year: Atlantic Center in Brooklyn, New York ($779,000) and Showcase in Las Vegas, Nevada ($527,000). These increases were partially offset by a decrease in revenues due to the disposition of the Company's interest in three commercial properties during the first half of 1998:
San Vicente ($1,418,000), Summit Park Mall ($839,000) and Courtyard shopping center ($281,000).

         OPERATING AND INTEREST EXPENSES. During the second quarter of 1998, operating expenses for the Commercial Group increased $11,017,000, or 30.0%, to $47,815,000 from $36,798,000 in the second quarter of 1997. The increase in operating expenses was attributable primarily to costs associated with the acquisitions of the Sheraton Hotel at Station Square ($3,134,000) and Fairmont Plaza ($411,000), commercial land sales ($2,665,000), the openings of Phase II at University Park at MIT ($256,000), Nine MetroTech ($493,000) and new retail properties in the New York City boroughs ($604,000), and increased occupancy at the Ritz-Carlton Hotel ($443,000). In addition, operating expenses increased due to the 1997 acquisitions of increased ownership percent in Antelope Valley Mall ($377,000) and Station Square ($1,415,000), and general portfolio operating expenses increased approximately $2,000,000 as a result of increased occupancy. These increases were partially offset by decreases in operating expenses of $513,000 and $398,000 as a result of the dispositions of Summit Park Mall and San Vicente, respectively. Interest expense for the second quarter of 1998 increased by $3,778,000, or 20.5%, to $22,185,000 from $18,407,000 for the second quarter of 1997. The increase in interest expense is attributable primarily to the opening of new properties in the New York City area and the acquisitions of Sheraton Hotel at Station Square and Fairmont Plaza and increased ownership percent in Antelope Valley Mall and Station Square.

During the six months ended July 31, 1998, operating and interest expenses increased $12,245,000 and $4,203,000 (16.1% and 10.3%), respectively, over the comparable period in 1997 to $88,284,000 and $45,026,000, respectively. The increase in operating expenses is primarily attributable to costs associated with the acquisitions of the Sheraton Hotel at Station Square ($3,134,000) and Fairmont Plaza ($411,000), commercial land sales ($2,665,000), the openings of Phase II at University Park at MIT ($256,000), Nine MetroTech ($930,000) and new retail properties in the New York City boroughs ($999,000), and increased occupancy at the Ritz-Carlton Hotel ($735,000). In addition, operating expenses increased due to the 1997 acquisitions of increased ownership percent of Antelope Valley Mall ($751,000) and Station Square ($2,680,000), and general portfolio operating expenses increased approximately $1,200,000 as a result of increased occupancy. These increases were partially offset by decreases in operating expenses of $702,000 and $762,000 as a result of the dispositions of Summit Park Mall and San Vicente, respectively. The increase in interest expense is attributable primarily to the opening of new properties in the New York City area and the acquisitions of Sheraton Hotel at Station Square and Fairmont Plaza and additional interests in Antelope Valley Mall and Station Square.


  RESIDENTIAL GROUP

         REVENUES. Revenues for the Residential Group increased by $3,501,000, or 11.9%, in the second quarter of 1998 to $32,997,000 from $29,496,000 in the second quarter of 1997. This increase was primarily attributable to the 1997 acquisitions of Museum Towers in Philadelphia, Pennsylvania ($227,000) and Whitehall Terrace in Kent, Ohio ($340,000) and the 1998 acquisitions of a 50% interest in the 342-unit Park Plaza in Mayfield Heights, Ohio ($145,000) and an additional 20% interest in the 450-unit Studio Colony apartment community in Los Angeles, California ($352,000). In addition, revenues increased $310,000 over the second quarter of last year from the expansion of 294 units during 1997 to three apartment communities in Cleveland, Ohio. Revenues of the existing operating portfolio of the Residential Group increased approximately $1,100,000 and development and syndication fees increased $1,070,000 during the second quarter of 1998 compared to the second quarter of 1997.

Revenues for the Residential Group decreased by $8,586,000 in the six months ended July 31, 1998 to $64,261,000 from $72,847,000 for the comparable period in 1997. Excluding the $15,000,000 in proceeds from the Toscana litigation settlement received in 1997 (see "Sale of Toscana" below), first half 1998 revenues increased $6,414,000, or 11.1%, over the comparable period of 1997. This increase was primarily attributable to the 1997 acquisitions of Museum Towers ($1,121,000) and Whitehall Terrace ($666,000) and the 1998 acquisitions of Park Plaza ($145,000) and an additional 20% interest in Studio Colony ($352,000). In addition, revenues increased $607,000 over the first half of last year from the expansion of 294 units during 1997 to three apartment communities in Cleveland, Ohio. Revenues of the existing operating portfolio of the Residential Group increased approximately $2,000,000 and development and syndication fees increased $1,471,000 during the first half of 1998 compared to 1997.

         OPERATING AND INTEREST EXPENSES. Operating expenses for the Residential Group for the second quarter of 1998 increased by $265,000, or 1.7%, to $15,804,000 from $15,539,000 in the second quarter of 1997. The increase in operating expenses is attributable primarily to the 1997 acquisitions of Colony Woods ($167,000) and Whitehall Terrace ($152,000). Interest expense for the second quarter of 1998 decreased by $671,000, or 8.9%, to $6,877,000 from $7,548,000 in the second quarter of 1997.

Operating expenses for the Residential Group for the six months ended July 31, 1998 increased by $919,000, or 3.0%, to $31,934,000 from $31,015,000 in the first half of 1997. The increase in operating expenses is attributable primarily to the 1997 acquisitions of Museum Towers ($322,000), Colony Woods ($564,000) and Whitehall Terrace ($298,000), partially offset by a decrease in operating expenses of the apartment portfolio due to operating efficiencies. Interest expense for the six months ended July 31, 1998 increased negligibly by $7,000 to $13,977,000 from $13,970,000 in the first half of 1997.


   LAND GROUP

         REVENUES. Revenues for the Land Group increased by $3,119,000, or 65.3%, to $7,895,000 in the second quarter of 1998 from $4,776,000 in the second quarter of 1997. Revenues for the Land Group increased by $5,530,000, or 75.6%, from $7,317,000 in the six months ended July 31, 1997 to $12,847,000 in the first half of 1998. Sales of land and related earnings vary from period to period, depending on management's decisions regarding the disposition of significant land holdings.

         OPERATING AND INTEREST EXPENSES. Operating expenses and interest expense increased by $2,106,000 and $768,000 (or 54.2% and 53.9%), respectively, in the second quarter of 1998 to $5,992,000 and $2,194,000, respectively, from $3,886,000 and $1,426,000, respectively, in the second quarter of 1997. The fluctuation in operating expenses primarily reflects costs associated with land sales volume in each period. The increase in interest expense was due primarily to a higher level of interest-bearing debt.

Operating expenses and interest expense increased by $4,056,000 and $1,601,000 (or 63.3% and 59.5%), respectively, in the six months ended July 31, 1998 to $10,466,000 and $4,294,000, respectively, from $6,410,000 and $2,693,000, respectively, in the six months ended July 31, 1997. The fluctuation in operating expenses primarily reflects costs associated with land sales volume in each period. The increase in interest expense was due primarily to a higher level of interest-bearing debt.


  LUMBER TRADING GROUP

         REVENUES. Revenues of the Lumber Trading Group increased by $748,000, or 2.4%, to $31,548,000 in the second quarter of 1998 from $30,800,000 in the second quarter of 1997. The increase was due primarily to a higher level of trading activity in 1998 compared to 1997 ($721,000) and an increase in volume at Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors ($27,000).

Revenues for the Lumber Trading Group for the six months ended July 31, 1998 decreased $2,525,000, or 4.2%, to $57,878,000 from $60,403,000 for the first half of 1997. The decrease was due primarily to a reduced level of trading activity in 1998 compared to 1997 ($2,224,000) and a decrease in volume at Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors ($301,000).

         OPERATING AND INTEREST EXPENSES. Operating expenses in the Lumber Trading Group increased in the second quarter of 1998 by $869,000, or 3.2% to $28,344,000 from $27,475,000 in the second quarter of 1997. This increase reflected the fluctuation in variable expenses due to higher trading sales volume. Interest expense for the second quarter of 1998 increased by $355,000, or 25.6% to $1,740,000 from $1,385,000 in the second quarter of 1997. This increase in interest expense was primarily due to higher average borrowings under Lumber Trading Group's credit facility.

Operating expenses in the Lumber Trading Group decreased in the six months ended July 31, 1998 by $972,000, or 1.8% to $52,550,000 from $53,522,000 in the first half of 1997. This decrease reflected the fluctuation in variable expenses due to reduced trading sales volume. Interest expense for the six months ended July 31, 1998 increased by $466,000, or 18.0% to $3,056,000 from $2,590,000 in the first half of 1997. This increase in interest expense was primarily due to higher average borrowings under Lumber Trading Group's credit facility.


   CORPORATE ACTIVITIES

         REVENUES. Corporate Activities' revenues decreased $758,000, or 70.7%, in the second quarter of 1998 to $314,000 from $1,072,000 in the second quarter of 1997. Corporate Activities' revenues decreased $686,000, or 41.0%, for the six months ended July 31, 1998 to $987,000 compared to $1,673,000 for the same period in 1997. Corporate Activities revenues consists primarily of interest income on investments made by the Company and vary from year to year depending on interest rates and the amount of loans outstanding.

         OPERATING AND INTEREST EXPENSES. Operating expenses of Corporate Activities increased $1,462,000, or 90.0%, in the second quarter of 1998 to $3,086,000 from $1,624,000 in the second quarter of 1997. Operating expenses increased for the six months ended July 31, 1998 by $3,229,000, or 126.0%, to $5,792,000 from $2,563,000 for the first half of 1997. These increases represent general corporate expenses. Interest expense increased $2,804,000, or 162.0% in the second quarter of 1998 to $4,535,000 from $1,731,000 in the second quarter of 1997. Interest expense for the six months ended July 31, 1998 increased $4,395,000, or 124.5%, to $7,925,000 from $3,530,000 for the first half of 1997.
Corporate Activities interest expense consists primarily of interest expense on the 8.50% Senior Notes (issued on March 16, 1998) and the FCRPC Credit Facility that has not been allocated to a principal business group (see -"Financial Condition and Liquidity"). Beginning in the fourth quarter of 1997, capitalized interest on development projects, which was previously reported as Corporate Activities, is reported by the principal business group developing the project. Prior years' interest expense for Corporate Activities, Commercial Group and Residential Group have been restated to reflect this presentation.

OTHER TRANSACTIONS

  GAIN (LOSS) ON DISPOSITION OF PROPERTIES - Gain (loss) on disposition of properties, net of tax, totaled a gain of $11,248,000 in the second quarter of 1998 compared to a loss of $1,894,000 in the second quarter of 1997. Gain (loss) on disposition of properties, net of tax, totaled a gain of $18,168,000 for the six months ended July 31, 1998 compared to a loss of $23,356,000 for the six months ended July 31, 1997.

During the second quarter of 1998, the Company disposed of its interests in Summit Park Mall, a regional shopping center in suburban Buffalo, New York and Trolley Plaza, an apartment community in downtown Detroit, Michigan and recognized pre-tax gains of $14,088,000 and $4,941,000. During the first quarter of 1998, the Company sold its interests in San Vicente, an office building in Brentwood, California and Courtyard, a strip shopping center in Flint, Michigan. The Company recognized pre-tax gains on disposition of $10,809,000 on San Vicente and $638,000 on Courtyard. During the second quarter of 1997, the Company recorded a loss of $3,132,000 ($1,894,000 after tax) on the disposition of its interest in Woodbridge, a land development project in suburban Chicago, Illinois. During the first quarter of 1997, the Company recorded a loss on disposition of Toscana of $35,505,000 ($21,462,000 after tax - see "Sale of Toscana).

  EXTRAORDINARY GAIN - Extraordinary gain, net of tax, totaled $334,000 and $3,142,000, in the second quarter of 1998 and 1997, respectively. Extraordinary gain, net of tax, totaled $334,000 and $14,187,000 for the six months ended July 31, 1998 and 1997, respectively. The 1998 extraordinary gain represents extinguishment of $552,000 of non-recourse debt related to Trolley Plaza which was disposed of during the second quarter. The 1997 extraordinary gain represented pre-tax earnings of $18,272,000 for the extinguishment of nonrecourse debt and related accrued interest of Toscana (see "- Sale of Toscana).

   SALE OF TOSCANA - During February 1997, the Company sold Toscana, a 563-unit apartment complex in Irvine, California, back to the original land owner and settled litigation related to the property. As a result, the Company recorded operating income of $9,157,000, after tax, a loss on disposition of property of $21,462,000, after tax, and an extraordinary gain of $14,187,000, after tax, related to the extinguishment of a portion of the property's nonrecourse mortgage debt. Proceeds from the litigation settlement resulted in EBDT of $6,991,000 for the year ended January 31, 1998. The net result of these transactions to the Company was after-tax income of $1,882,000.

  INCOME TAXES - Income tax expense for the second quarter of 1998 and 1997 totaled $11,016,000 and $2,533,000, respectively. Income tax expense (benefit) for the six months ended July 31, 1998 and 1997 totaled $17,167,000 and ($4,811,000), respectively. At January 31, 1998, the Company had a tax net operating loss carryforward ("NOL") of $89,903,000 (generated primarily over time in the ordinary course of business from the significant impact of depreciation expense from real estate properties on the Company's net earnings) which will expire in the years ending January 31, 2005 through January 31, 2011 and general business credits carryovers of $3,205,000 which will expire in the years ending January 31, 2003 through January 31, 2011. The Company's policy is to utilize its NOL before it expires and will consider a variety of strategies to implement that policy.

   NET EARNINGS - In the second quarter of 1998, the Company's net earnings grew to $16,170,000, or $.54 per share of common stock, from $6,089,000, or $.21 per share of common stock, in the second quarter of 1997. For the six months ended July 31, 1998, the Company's net earnings grew to $24,678,000, or $.82 per share of common stock, from $5,870,000, or $.21 per share of common stock, for the first half of 1997. All per share amounts are adjusted for the two-for-one stock split which was effective July 16, 1998.

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

On December 10, 1997, and as amended on January 20, 1998 and March 6, 1998, the Company replaced its $37,500,000 term loan due July 1, 2001 and its $80,000,000 revolving credit facility with a Forest City Rental Properties Corporation ("FCRPC", a significant subsidiary of the Company) Credit Agreement. The FCRPC Credit Agreement with a group of nine banks is a $225,000,000 revolving credit facility maturing December 10, 2000, unless extended, and provides for a quarterly reduction of $2,500,000 commencing April 1, 1998 and allows for up to $30,000,000 in outstanding letters of credit, which reduces the revolving credit available to the Company. As of July 31, 1998, the Company had $45,000,000 recourse debt outstanding under the FCRPC Credit Agreement.

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


MORTGAGE REFINANCINGS

During the six months ended July 31, 1998, the Company completed $500,000,000 in financings, including $211,000,000 in refinancings, $201,000,000 for new development projects and $88,000,000 in acquisition mortgages. The Company is pursuing the refinancing of its nonrecourse mortgage debt which matures within the next 12 months. In addition, the Company is attempting to extend the maturities and/or refinance the nonrecourse debt that is coming due in 1999 and 2000, generally pursuing long-term fixed rate debt to take advantage of the recent low interest rate levels. The Company has purchased $170,850,000 (including its partners' share) in Treasury options to ensure Treasury rates will not exceed 6.00% for construction debt which is anticipated to be converted to permanent fixed-rate debt by February 1, 2000.

INTEREST RATE EXPOSURE

At July 31, 1998, the composition of nonrecourse mortgage debt is as follows:

                                                        Amount          Rate (1)
                                                    -------------       --------
                                                    (in thousands)

Fixed                                               $ 1,298,765           7.76%
Variable -
       Swapped (2)                                      248,496           8.09%
       Adjustable                                       326,897           7.30%
       Tax-Exempt                                       155,343           4.84%
UDAG and other subsidized loans (fixed)                  75,139           2.49%
                                                     -----------
                                                     $2,104,640           7.40%
                                                     ===========

(1) The weighted average interest rates shown above include both the base index and the lender margin.
(2) Interest rates swaps have an average term of 1.6 years as of July 31, 1998.


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

At July 31, 1998, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company's taxable variable-rate debt by approximately $3,300,000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,600,000.


LUMBER TRADING GROUP LIQUIDITY

The Lumber Trading Group is separately financed with two lines of credit and an accounts receivable sale program. These credit facilities are without recourse to the Company.

At July 31, 1998 Lumber Trading Group's two lines of credit totaled a $67,000,000 commitment expiring June 30, 1999. These credit lines are secured by the assets of the Lumber Trading Group and are used by the Trading Group to finance its working capital needs. At July 31, 1998, no borrowings were outstanding under these facilities.

The Lumber Trading Group also has sold an undivided ownership interest in a pool of accounts receivable of up to a maximum of $91,800,000 and uses this program to finance its working capital needs. At July 31, 1998, $72,000,000 had been sold under this accounts receivable program.

The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs.

CASH FLOWS

Net cash provided by operating activities was $45,755,000 and $46,897,000 for the six months ended July 31, 1998 and 1997, respectively. The slight decrease in net cash provided by operating activities in 1998 from 1997 is primarily the result of an increase of $10,541,000 in expenditures for land held for development, partially offset by a $2,609,000 increase in proceeds from land sales and a $7,123,000 reduction in operating expenditures.

Net cash used in investing activities totaled $288,053,000 and $163,478,000 for the six months ended July 31, 1998 and 1997, respectively. Capital expenditures, other than development and acquisition activities, totaled $24,537,000 during the six months of 1998 (including both recurring and investment capital expenditures) and were financed primarily from cash provided by operating activities. During the first half of 1998, net cash used in investing activities reflected the Company's use of $256,612,000 of funds for acquisition and development activities, which were financed with $170,180,000 in new mortgage indebtedness, proceeds from the issuance of senior notes, and borrowings under the FCRPC Credit Agreement. In addition, $38,526,000 was used for investments in and advances to affiliates, and includes approximately
$4,500,000 in advances to various projects on behalf of our partners and investments in The Grand, a syndicated project in North Bethesda, Maryland ($5,246,000) and The Enclave ($9,397,000) and 101 San Fernando ($19,312,000),
both syndicated Residential Group projects in San Jose, California. Net cash used in investing activities for the six months ended July 31, 1997 included $21,138,000 in capital expenditures other than development and acquisition activities (including both recurring and investment capital expenditures) and were financed primarily with cash provided by operating activities. In addition, the first half of 1997 reflected the use of $105,947,000 of funds for development and acquisition activities, which were financed with $87,957,000 in new mortgage indebtedness, cash on hand at the beginning of 1997 and the remainder from cash provided by operating activities.

Net cash provided by financing activities totaled $226,149,000 and $106,976,000 in the six months ended July 31, 1998 and 1997, respectively. Net proceeds from the issuance of senior notes in March 1998 were $194,315,000, which were initially used to repay $114,000,000 outstanding under the FCRPC Credit Agreement. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgages Refinancings" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities in the first half of 1998 reflected a reduction of $6,830,000 in restricted cash related to the financing of The Enclave apartment project in San Jose, California. In addition for the first half of 1998, the Company reported a net decrease of $27,383,000 in notes payable (primarily as a result of repayment of $19,024,000 of borrowings under Lumber Trading Group's lines of credit and $3,818,000 repayment of a note payable by the Land Group), payment of deferred financing costs of $9,551,000 and payment of $2,098,000 of dividends. During the first six months of 1997, cash provided by financing activities included proceeds from the sale of common stock of $76,346,000, repayment of $18,716,000 on Lumber Trading Group's lines of credit, the release of $3,600,000 in restricted cash related to the Atlantic Center retail project in Brooklyn, New York, repayment of a $6,365,000 note payable relating to the purchase of the Company's additional 33-1/3% interest in the Pittsburgh Mall, payment of deferred financing costs of $3,412,000 and payment of $1,691,000 of dividends.



SHELF REGISTRATION

On December 3, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for the potential offering on a delayed basis of up to $250,000,000 in debt or equity securities. This registration is in addition to the shelf registration filed March 4, 1997 of up to $250,000,000 in debt or equity securities. The Company has sold approximately $82,000,000 through an equity offering completed on May 20, 1997, $200,000,000 through a debt offering completed on March 16, 1998 and currently has available on the second shelf registration statement approximately $218,000,000 of debt, equity or any combination thereof.



STOCK SPLIT, CAPITALIZATION AND DIVIDENDS

The Board of Directors has approved a two-for-one stock split of both the Company's Class A and Class B Common Stock, effective July 16, 1998 to shareholders of record at the close of business on July 1, 1998. The stock split was effected as a stock dividend.

On June 9, 1998, the Board of Directors voted to increase the 1998 quarterly dividend, adjusted for the two-for-one stock split, to $.04 per share on both Class A and Class B, representing a 14.3% annual increase in the previous quarterly dividend.

The first 1998 quarterly dividend of $.07 per share (on a pre-split basis) on shares of both Class A and Class B Common Stock was paid on March 16, 1998 to shareholders of record at the close of business on March 2, 1998. The second 1998 quarterly dividend of $.07 per share (on a pre-split basis) on shares of both Class A and Class B Common Stock was paid on June 15, 1998 to shareholders of record at the close of business on June 1, 1998. The third 1998 quarterly dividend of $.04 per share (post-split) on shares of both Class A and Class B Common Stock will be paid on September 15, 1998 to shareholders of record at the close of business on September 1, 1998. The fourth 1998 quarterly dividend of $.04 per share (post-split) on shares of both Class A and Class B Common Stock will be paid on December 15, 1998 to shareholders of record at the close of business on December 1, 1998.

On June 9, 1998, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the Company's capitalization to a)
96,000,000 shares of Class A Common Stock from 48,000,000 shares and b) 36,000,000 shares of Class B Common Stock from 18,000,000 shares. The 5,000,000 Preferred shares remained unchanged.


YEAR 2000

Forest City Enterprises, Inc. has undertaken a program to prepare the Company's financial and operating computer systems and ancillary embedded applications for the year 2000. All necessary modifications are expected to occur in a timely manner at a cost which is not expected to be material to the Company's operating results.

During 1997, the Company completed the final phases of the replacement of older mainframe systems. All major systems were replaced with newly purchased year 2000 compliant software or software with definitive plans for upgrades to year 2000 code. This conversion covered the Company's corporate organization and three business groups, Commercial, Residential and Land. Also in 1997, Lumber Trading Group successfully converted their internal systems to year 2000 compliant code. Forest City/Babin, a division of Lumber Trading Group, has also completed the upgrade of its software to year 2000 compliant code.


The Company's plan concentrates on testing the compliant systems and identifying other systems, such as embedded or operational systems, that are not part of the new software. The specific steps of the plan include:

   * Capturing an  inventory  of all systems  including:
        * The new Year 2000 compliant software.
        * Computer related hardware and peripherals.
        * Internal systems that may have been developed utilizing the compliant code.
        * Embedded or operational systems, including our telephone, heating and air conditioning systems, fire alarm systems, security systems, and elevator systems.
   * Obtaining compliance letters from all vendors in the inventory;
   * Testing systems for compliance;
   * Upgrading or replacing software and operational or embedded systems as needed;
   * Contacting our major business partners (suppliers, contractors, utilities, financial institutions, etc.) to insure that they have an active Year 2000 compliance program.

The Company has completed a software inventory and obtained compliance letters from most vendors and considers its software assessment complete. Forest City is completing the inventory of embedded systems and is contacting its business partners to determine their year 2000 readiness. This phase of the assessment will be complete by the third quarter 1998.

The testing phase is planned to be completed by the fourth quarter 1998 and the Company recently acquired software that will test internally developed systems for Year 2000 compliance. Purchase order forms now require that all products and services are Year 2000 compliant and Forest City has incorporated Year 2000 compliance in their due diligence for the acquisition of all properties.


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



                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
           EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                 FOR THE SECOND QUARTER ENDED JULY 31, 1998 AND 1997
                                   (IN THOUSANDS)


                            Commercial Group        Residential Group          Land Group
                           --------------------    --------------------   ---------------------
                             1998       1997         1998       1997        1998       1997
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 92,953   $ 75,891     $ 32,997   $ 29,496      $ 7,895   $  4,776
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups        47,815     36,798       15,804     15,539        5,992      3,886
Interest expense             22,185     18,407        6,877      7,548        2,194      1,426
Income tax provision          2,067        506        1,221      1,306         (114)      (208)
                           ---------  ---------    ---------  ---------   ---------- ----------

                             72,067     55,711       23,902     24,393        8,072      5,104
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                  $ 20,886   $ 20,180      $ 9,095    $ 5,103      $  (177)   $  (328)
                           =========  =========    =========  =========   ========== ==========


                           Lumber Trading Group    Corporate Activities          Total
                           --------------------    --------------------   ---------------------
                             1998       1997         1998       1997        1998       1997
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 31,548   $ 30,800        $ 314    $ 1,072    $ 165,707  $ 142,035
Operating expenses,
   including depreciation
   and amortization for non-
   real estate groups        28,344     27,475        3,086      1,624      101,041     85,322
Interest expense              1,740      1,385        4,535      1,731       37,531     30,497
Income tax provision            741        839       (4,003)      (952)         (88)     1,491
                           ---------  ---------    ---------  ---------   ---------- ----------

                             30,825     29,699        3,618      2,403      138,484    117,310
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred tax
   (EBDT)                   $   723    $ 1,101      ($3,304)  ($ 1,331)    $ 27,223   $ 24,725
                           =========  =========    =========  =========   ========== ==========


Reconciliation to net earnings:

Earnings before depreciation,
   amortization and deferred taxes (EBDT)                                  $ 27,223   $ 24,725

Depreciation and amortization - real estate Groups                          (18,890)   (17,604)

Deferred taxes - real estate Groups                                          (3,745)    (2,280)

Gain on disposition of properties, net of tax                                11,248     (1,894)

Extraordinary gain, net of tax                                                  334      3,142
                                                                          ---------- ----------

Net earnings                                                               $ 16,170   $  6,089
                                                                          ========== ==========



                  FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
           EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                 FOR THE SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                   (IN THOUSANDS)


                            Commercial Group        Residential Group          Land Group
                           --------------------    --------------------   ---------------------
                             1998       1997         1998       1997        1998       1997
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $178,357   $150,863     $ 64,261   $ 72,847      $12,847   $  7,317
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups        88,284     76,039       31,934     31,015       10,466      6,410
Interest expense             45,026     40,823       13,977     13,970        4,294      2,693
Income tax provision          3,343        570        1,728      8,099         (754)      (698)
                           ---------  ---------    ---------  ---------   ---------- ----------

                            136,653    117,432       47,639     53,084       14,006      8,405
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                  $ 41,704   $ 33,431      $16,622    $19,763      $(1,159)   $(1,088)
                           =========  =========    =========  =========   ========== ==========


                           Lumber Trading Group    Corporate Activities          Total
                           --------------------    --------------------   ---------------------
                             1998       1997         1998       1997        1998       1997
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 57,878   $ 60,403        $ 987    $ 1,673    $ 314,330  $ 293,103
Operating expenses,
   including depreciation
   and amortization for non-
   real estate groups        52,550     53,522        5,792      2,563      189,026    169,549
Interest expense              3,056      2,590        7,925      3,530       74,278     63,606
Income tax provision          1,156      1,884       (6,265)    (3,079)        (792)     6,776
                           ---------  ---------    ---------  ---------   ---------- ----------

                             56,762     57,996        7,452      3,014      262,512    239,931
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred tax
   (EBDT)                   $ 1,116    $ 2,407      ($6,465)  ($ 1,341)    $ 51,818   $ 53,172
                           =========  =========    =========  =========   ========== ==========


Reconciliation to net earnings:

Earnings before depreciation,
   amortization and deferred taxes (EBDT)                                  $ 51,818   $ 53,172

Depreciation and amortization - real estate Groups                          (39,569)   (34,439)

Deferred taxes - real estate Groups                                          (6,073)    (3,694)

Gain on disposition of properties, net of tax                                18,168    (23,356)

Extraordinary gain, net of tax                                                  334     14,187
                                                                          ---------- ----------

Net earnings                                                               $ 24,678   $  5,870
                                                                          ========== ==========

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       An action was filed in August 1997 against Forest City Trading Group, Inc. (a wholly-owned subsidiary of the Company) and 10 of its subsidiaries, all of which are in the business of trading lumber. The complaint alleges improper calculation and underpayment of commissions and other related claims. Plaintiffs purport to represent a class of 300 to 500 traders who are current and former employees of Forest City Trading Group, Inc. and its 10 subsidiaries. Plaintiffs have not moved for class certification as of this date and no class has been certified. The judge has given the plaintiffs until mid-September 1998 to file for class certification. The Company believes that any exposure will be limited to Forest City Trading Group, Inc. and its subsidiaries. The Company intends to defend the suit vigorously and the litigation is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

       The Company, through subsidiaries, owns a 14.6% interest in the Seven Hills development, located in Henderson, Nevada, which is owned by the Silver Canyon Partnership and is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers, and other entities, including the Company. In addition, separate lawsuits were filed by some of the production homebuilding companies at Seven Hills, against some of the same parties, not including the Company. Each of these lawsuits seek a commitment for public play on the golf course, as well as damages, The Silver Canyon Partnership, the Company and its subsidiaries are responding to each of these suits, and are attempting to reach an appropriate resolution with all parties involved. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's financial performance. The Company believes it has meritorious defenses to these claims and intends to defend against them vigorously. The Company believes that any exposure will be limited to the Silver Canyon Partnership and is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders.

On June 9, 1998, the Company held its annual meeting of shareholders. At that meeting, the shareholders elected three directors by holders of Class A Common Stock and nine directors by holders of Class B Common Stock, each to hold office until the next shareholder meeting and until his or her successor shall be elected and qualified; approved an amendment to the Articles of Incorporation to increase the number of shares of Class A Common Stock to 96,000,000 shares and Class B Common Stock to 36,000,000 shares; approved an amendment to the 1994 Stock Option Plan to increase the number of shares authorized to be issued under the Plan to 1,125,000 shares (pre-split); and elected Pricewaterhouse Coopers LLP as independent auditors for the Company for the fiscal year ending January 31, 1999.

It was  reported  that  8,735,748  shares of Class A Common  Stock  representing
8,735,748 votes and 5,198,665 shares of Class B Common Stock representing 51,986,650 votes were represented in person and by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:

                                                                     Abstentions
                                                                       and/or
                                                                       Broker
                                                For       Against     Non-votes
                                             --------    ---------   -----------

(1)  Election of directors by Class A shareholders
         Michael P. Esposito, Jr.            8,604,346       --          131,402
         Joan K. Shafran                     8,604,346       --          131,402
         J Maurice Struchen                  8,604,346       --          131,402

(2) Election of directors by Class B shareholders
         Scott S. Cowen                     51,948,030       --           38,620
         Jerry V. Jarrett                   51,948,030       --           38,620
         Samuel H. Miller                   51,948,030       --           38,620
         Albert B. Ratner                   51,948,030       --           38,620
         Brian J. Ratner                    51,948,030       --           38,620
         Charles A. Ratner                  51,948,030       --           38,620
         James A. Ratner                    51,948,030       --           38,620
         Ronald A. Ratner                   51,948,030       --           38,620
         Deborah Ratner-Salzberg            51,948,030       --           38,620

(3)  Amendment to Articles of Incorporation
       to increase Class A and Class B
       authorized shares                    59,310,335   1,360,422        51,641

(4)  Amendment to 1994 Stock Option Plan to
      increase the shares authorized to be
      issued under the Plan                 56,031,314     599,742        60,474

(5)  Election of independent auditors

         Pricewaterhouse Coopers LLP        52,524,199       5,854        22,064







Item 6.  Exhibits and Reports on Form 8-K.


Exhibit
Number              Description of Document
-------             -----------------------

3.1 Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2 Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

3.3 Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-3 (Registration No. 333-41437).

3.4 Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-61925).

4.1 Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit
          4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-22695).

4.2 Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit
          4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-22695).

4.3 Form of Senior Subordinated Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to
          Exhibit 4.22 to the Company's Registration Statement on Form S-3 (Registration No. 333-41437).


10.1 Credit Agreement, dated as of December 10, 1997, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1997 (File No.1-4372).

10.2 Guaranty of Payment of Debt, dated as of December 10, 1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.39 to the Company's Form 10-Q for the quarter ended October 31, 1997 (File No.1-4372).

10.3 First Amendment to Credit Agreement, dated as of January 20, 1998, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to
          Exhibit 4.19 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

10.4 First Amendment to Guaranty of Payment of Debt, dated as of the banks named therein, KeyBank National Association, as dministrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

10.5 Letter Agreement, dated as of February 25, 1998, by and among Forest City Enterprises, Inc., Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated byreference to Exhibit 4.21 to the Company's Registration Statement on Form S-3 (File No.333-41437).


10.6 Second Amendment to Credit Agreement, dated as of March 6, 1998, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to
          Exhibit 10.1 to the Company's Form 8-K, dated March 6, 1998 (File No. 1-4372).

10.7 Second Amendment to Guaranty of Payment of Debt, dated as of March 6, 1998, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to
          Exhibit 10.2 to the Company's Form 8-K, dated March 6, 1998 (File No. 1-4372).

10.8 Stock Purchase Agreement, dated May 7, 1997, between Forest City Enterprises, Inc. and Richard Miller, Aaron Miller and Gabrielle Miller, incorporated by reference to Exhibit 10.34 to the Company's Form 10-Q for the quarter ended April 30, 1997 (File No. 1-4372).

10.9 Letter Agreement, dated August 14, 1997, adjusting the interest rate in the Stock Purchase Agreement, dated May 7, 1997, between Forest City Enterprises, Inc. and Richard Miller, Aaron Miller and Gabrielle Miller, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1997 (File No. 1-4372).

10.10 Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.11 Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith, dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).


10.12 1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.13 Employment Agreement entered into as of September 25, 1989 by the Company and Albert B. Ratner, incorporated by reference to Exhibit
          10.11 to the Company's Form 10-K for the year ended January 31, 1997 (File No.1-4372).

10.14 First Amendment to Employment Agreement entered into as of December 6, 1996 by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.15 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.16 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.16 to the 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.17 First Amendment to Employment Agreement (dated April 6, 1998) entered into as of April 24, 1998 by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).


10.18 First Amendment to Employment Agreement (dated December 6, 1996 and superseded by Employment Agreement dated April 6, 1998) entered into as of December 6, 1996 by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended January 31, 1997 (File No.1-4372).

10.19 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and James A. Ratner,incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.20 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.21 Employment Agreement entered into as of September 25, 1989 by the Company and Nathan P. Shafran, incorporated by reference to Exhibit
          10.14 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.22 Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit
          10.19 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.23 Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit
          10.20 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.24 Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to
          Exhibit 10.21 to the Company's Form 10-K for the year ended January 31, 1997 (File No.1-4372).

10.25 Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended January 31, 1997 (File No.1-4372).

10.26     Split Dollar  Insurance  Agreement and  Assignment  of Life  Insurance
          Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.27     Split Dollar  Insurance  Agreement and  Assignment  of Life  Insurance
          Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.28     Split Dollar  Insurance  Agreement and  Assignment  of Life  Insurance
          Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.29     Split Dollar  Insurance  Agreement and  Assignment  of Life  Insurance
          Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.30     Split Dollar  Insurance  Agreement and  Assignment  of Life  Insurance
          Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.31     Split Dollar  Insurance  Agreement and  Assignment  of Life  Insurance
          Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.32     Split Dollar  Insurance  Agreement and  Assignment  of Life  Insurance
          Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.33     Split Dollar  Insurance  Agreement and  Assignment  of Life  Insurance
          Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.34     Split Dollar  Insurance  Agreement and  Assignment  of Life  Insurance
          Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.35 Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.36 First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration No. 333-61925).


10.37 First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to
          Exhibit 4.8 to the Company's Registration Statement on Form S-8 (Registration No.333-61925).

*  27     Financial Data Schedules.




*       -      Filed herewith.


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



Date September 14, 1998                   /s/  Thomas G. Smith

                                          Thomas G. Smith, Senior Vice President
                                            and Chief Financial Officer

Date September 14, 1998                   /s/  Linda M. Kane

                                          Linda M. Kane, Vice President,
                                            Corporate Controller