Form 10-Q
period 1998-10-31
FOREST CITY ENTERPRISES INC
filed 1998-12-15
CIK 38067

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended               October 31, 1998

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
 YES   X    NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                   Outstanding at December 9, 1998

Class A Common Stock, $.33 1/3 par value             19,277,706  shares

Class B Common Stock, $.33 1/3 par value             10,705,196  shares

                    FOREST CITY ENTERPRISES, INC.

                             Index
                                                                        Page No.
Part I.  Financial Information:

      Item 1.  Financial Statements
                   Forest City Enterprises,  Inc. and Subsidiaries

                      Consolidated Balance Sheets - October 31, 1998
                          (Unaudited) and January 31, 1998               3

                      Consolidated Statements of Earnings and Retained
                         Earnings (Unaudited) - Three and Nine Months
                            Ended October 31, 1998 and 1997              4

                      Consolidated Statements of Cash Flows (Unaudited)
                          - Nine Months Ended October 31, 1998 and 1997  5 - 6

                      Notes to Consolidated Financial Statements
                         (Unaudited)                                     7 - 9

      Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                10 - 27

Part II.  Other Information

      Item 1.  Legal Proceedings                                        28

      Item 6.  Exhibits and Reports on Form 8-K                         29 - 36

Signatures                                                              37

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                               October 31, 1998 January 31, 1998
                                                               ---------------- ----------------
                                                                 (Unaudited)
                                                           (dollars in thousands, except per share data)
ASSETS
Real Estate
  Completed rental properties                                    $  2,582,772    $  2,409,545
  Projects under development                                          370,987         251,416
  Land held for development or sale                                    55,144          43,599
                                                                 -------------   -------------
                                                                    3,008,903       2,704,560
  Less accumulated depreciation                                      (479,097)       (448,634)
                                                                 -------------   -------------
    Total Real Estate                                               2,529,806       2,255,926

Cash                                                                   52,451          54,854
Notes and accounts receivable, net                                    182,533         191,719
Inventories                                                            40,934          58,696
Investments in and advances to affiliates                             276,215         202,409
Other assets                                                          199,411         199,749
                                                                 -------------   -------------
                                                                 $  3,281,350    $  2,963,353
                                                                 =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                                       $  2,138,346    $  2,018,931
Accounts payable and accrued expenses                                 343,330         361,398
Notes payable                                                           7,886          34,819
Long-term debt                                                         95,000         114,000
8.5% Senior notes                                                     200,000             -
Deferred income taxes                                                 143,407         117,723
Deferred profit                                                        34,357          34,537
                                                                 -------------   -------------
        Total Liabilities                                           2,962,326       2,681,408
                                                                 -------------   -------------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
    5,000,000 shares authorized; no shares issued.                         -                -
Common stock - $.33 1/3 par value
    Class A, 96,000,000 and 48,000,000 shares authorized,
     19,900,056 and 19,813,372 shares issued, 19,277,106
     and 19,186,072 outstanding, respectively.                          6,635            6,602
    Class B, convertible, 36,000,000 and 18,000,000 shares
     authorized, 10,983,896 and 11,070,580 shares issued,
     10,705,796 and 10,792,480 outstanding, respectively.               3,662            3,688
                                                                 -------------   --------------
                                                                       10,297           10,290
Additional paid-in capital                                            114,272          114,276
Retained earnings                                                     205,881          168,864
                                                                --------------   --------------
                                                                      330,450          293,430

Less treasury stock, at cost; 622,950 Class A and 278,100
    Class B shares and 627,300 Class A and 278,100 Class B
    shares, respectively.                                             (11,426)         (11,485)
                                                                 -------------   --------------
       Total Shareholders' Equity                                     319,024          281,945
                                                                 -------------   --------------

                                                                 $  3,281,350    $   2,963,353
                                                                 =============   ==============

See notes to consolidated financial statements.

                            FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                                            (UNAUDITED)

                                                   Three Months Ended October 31, Nine Months Ended October 31,
                                                   ---------------------------    ---------------------------
                                                        1998         1997           1998             1997
                                                     ----------   ----------      -------          -------
                                                          (dollars in thousands, except per share data)


Revenues                                             $  176,902   $  154,975         $  491,232   $  448,078
                                                     -----------  -----------        -----------  -----------

Operating expenses                                      106,388       91,904            293,751      259,981
Interest expense                                         39,274       32,655            113,552       96,261
Depreciation and amortization                            22,780       18,354             64,012       54,265
                                                      ----------  ----------         -----------  -----------
                                                        168,442      142,913            471,315      410,507
                                                      ----------  -----------        -----------  -----------

Gain (loss) on disposition of properties                  1,027          -               31,081      (38,637)
                                                      ----------  -----------        -----------  -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                       9,487       12,062             50,998       (1,066)
                                                      ----------  -----------        -----------  -----------

INCOME TAX EXPENSE (BENEFIT)
   Current                                                 (552)       2,737              2,548        4,387
   Deferred                                               4,871       (1,324)            18,938       (7,785)
                                                      ----------  -----------        -----------  -----------
                                                          4,319        1,413             21,486       (3,398)
                                                      ----------  -----------        -----------  -----------

NET EARNINGS BEFORE EXTRAORDINARY GAIN                    5,168       10,649             29,512        2,332
Extraordinary gain, net of tax                           10,618          -               10,952       14,187
                                                      ----------  -----------        -----------  -----------

NET EARNINGS                                             15,786       10,649             40,464       16,519

Retained earnings at beginning of period                191,294      156,144            168,864      152,077
Dividends on common stock - $.04 per share
   and $.115 per share in 1998, respectively,
   and $.03 and $.09 per share in 1997,
   respectively.                                         (1,199)        (900)            (3,447)      (2,703)
                                                     -----------  -----------        -----------  -----------
Retained earnings at end of period                   $  205,881   $  165,893         $  205,881   $  165,893
                                                     ===========  ===========        ===========  ===========


BASIC EARNINGS PER COMMON SHARE
Weighted average common shares outstanding           29,980,738   30,007,268         29,979,289   28,544,446
                                                     ===========  ===========        ===========  ===========

 Net earnings before extraordinary gain, net of tax  $     0.17   $     0.35         $     0.98   $     0.08
 Extraordinary gain, net of tax                            0.36           -                0.37         0.50
                                                     -----------  -----------        -----------  -----------

NET EARNINGS                                         $     0.53   $     0.35         $     1.35   $     0.58
                                                     ===========  ===========        ===========  ===========


DILUTED EARNINGS PER COMMON SHARE
Weighted average common shares outstanding           30,148,326   30,081,490         30,174,190   28,592,593
                                                     ===========  ===========        ===========  ===========

 Net earnings before extraordinary gain, net of tax  $     0.17   $     0.35         $     0.98   $     0.08
 Extraordinary gain, net of tax                            0.35           -                0.36         0.50
                                                     -----------  -----------        -----------  -----------

NET EARNINGS                                         $     0.52   $     0.35         $     1.34   $     0.58
                                                     ===========  ===========        ===========  ===========


See notes to consolidated financial statements.

                        FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                           Nine Months Ended October 31,
                                                           -----------------------------
                                                                  1998          1997
                                                              -----------  ------------
                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Rents and other revenues received                            $   468,440   $  431,987
  Proceeds from land sales                                          28,527       15,237
  Land development expenditures                                    (31,652)     (17,400)
  Operating expenditures                                          (290,562)    (272,651)
  Interest paid                                                   (107,800)     (96,201)
                                                               ------------  -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                      66,953       60,972
                                                               ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (353,436)    (209,999)
  Proceeds from disposition of assets                               33,345          -
  Investments in and advances to affiliates                        (73,806)     (27,121)
                                                               ------------  -----------
     NET CASH USED IN INVESTING ACTIVITIES                        (393,897)    (237,120)
                                                               ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of senior notes                           200,000          -
  Payments of senior notes issuance costs                           (6,274)         -
  Increase in nonrecourse mortgage and long-term debt              563,377      225,714
  Principal payments on nonrecourse mortgage debt
    on real estate                                                (284,069)     (44,681)
  Payments on long-term debt                                      (114,000)     (76,557)
  Increase in notes payable                                         12,340       35,470
  Payments on notes payable                                        (39,273)     (46,754)
  Decrease in restricted cash                                        6,830        3,600
  Payment of deferred financing costs                              (11,155)      (5,448)
  Net proceeds from sale of common stock                                -        76,084
  Sale (purchase) of treasury stock                                     62       (2,896)
  Dividends paid to shareholders                                    (3,297)      (2,590)
                                                                -----------  -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                   324,541      161,942
                                                                 ----------  -----------

NET DECREASE IN CASH                                                (2,403)     (14,206)
CASH AT BEGINNING OF PERIOD                                         54,854       41,302
                                                                 ----------  -----------
CASH AT END OF PERIOD                                            $  52,451   $   27,096
                                                                 ==========  ===========




                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                           Nine Months Ended October 31,
                                                          ------------------------------
                                                                1998           1997
                                                            ------------   -------------
                                                                   (in thousands)
RECONCILIATION OF NET EARNINGS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES
NET EARNINGS                                                 $    40,464   $   16,519
  Depreciation                                                    46,525       42,974
  Amortization                                                    17,487       11,291
  Increase (decrease) in deferred income taxes                    25,684       (2,241)
  (Gain) loss on disposition of properties                       (31,081)      38,637
  Extraordinary gain                                             (18,118)     (18,272)
  Increase in land held for development or sale                  (11,545)      (7,296)
  Decrease in notes and accounts receivable                        8,621        7,193
  Decrease in inventories                                         17,762        2,124
  Increase in other assets                                        (7,688)      (3,566)
  Decrease in accounts payable and accrued expenses              (20,978)     (25,344)
  Decrease in deferred profit                                       (180)      (1,047)
                                                               ----------  -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES              $  66,953    $  60,972
                                                               ==========  ===========

SUPPLEMENTAL NON-CASH DISCLOSURE:

The effect of the following non-cash transactions for 1998 are summarized in the table below:

     * Disposition of interest in Summit Park Mall
     * Disposition of interest in Trolley Plaza

The effect of the following non-cash transactions for 1997 are summarized in the table below:

     * Increase in interest in Skylight Office Tower
     * Disposition of interest in Toscana
     * Reduction of interest in MIT Phase II
     * Exchange of Woodridge

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

                      FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)

A. Extraordinary Gain
The extraordinary gain recorded in the third quarter represents extinguishment of non-recourse debt related to Terminal Tower ($13,947,000 pre-tax) and Skylight Office Tower ($3,619,000 pre tax), both located in Cleveland, Ohio. An extraordinary gain of $552,000 (pre-tax) was recorded in the second quarter as a result of the disposition of Trolley Plaza.

B. Senior Notes
On March 16, 1998, the Company issued $200,000,000 of 8.50% Senior Notes, due March 15, 2008, in a public offering. Proceeds were used to repay $114,000,000 of its term loan and revolving credit loans. The remaining proceeds are being used to finance projects currently under development and to pursue new real estate opportunities. Accrued interest is payable on March 15 and September 15 of each year. The Senior Notes are unsecured senior obligations of the Company, however, they are subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries, including the revolving credit facility. The indenture contains covenants providing, among other things, limitations on the incurrence of additional debt and payment of dividends.

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

C. Stock Split
A two-for-one stock split of the Company's Class A and Class B common stock was paid on July 16, 1998 to shareholders of record on July 1, 1998. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets by transferring the par value of the additional shares issued from the additional paid-in capital account to the common stock accounts. All share and per share data presented in these financial statements have been restated to reflect the stock split.

D.  Authorized Shares
On June 9, 1998, the shareholders approved amendments to the Company's Articles of Incorporation to increase the Company's capitalization to a) 96,000,000 shares of Class A common stock from 48,000,000 shares; and b) 36,000,000 shares of Class B common stock from 18,000,000 shares.


E.  Dividends
The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:
                                                                   Amount
      Date              Date of             Payment               Per Share
    Declared            Record               Date               (Post-Split)

    March 18, 1998      June 1, 1998        June 15, 1998           $.035
    June 9, 1998        September 1, 1998   September 15, 1998      $.04
    September 8, 1998   December 1, 1998    December 15, 1998       $.04
    December 10, 1998   March 1, 1999       March 15, 1999          $.04

F. Earnings per Share
The  reconciliation of the numerator and denominator of basic earnings per share
(EPS) with diluted EPS is as follows:

                                Net Earnings      Weighted        Net Earnings
                                   Before          Average           Before
                                Extraordinary      Shares         Extraordinary
                                    Gain         Outstanding          Gain
                                 (Numerator)     (Denominator)      Per Share

Three Months Ended October 31, 1998:

  Basic EPS                       $ 5,168,000      29,980,738         $0.17
  Dilutive effect of stock options          -         167,588
  Diluted EPS                     $ 5,168,000      30,148,326         $0.17

Nine Months Ended October 31, 1998:

  Basic EPS                       $29,512,000      29,979,289         $0.98
  Dilutive effect of stock options          -         194,901
  Diluted EPS                     $29,512,000      30,174,190         $0.98

Three Months Ended October 31, 1997:

  Basic EPS                       $10,649,000      30,007,268         $0.35
  Dilutive effect of stock options          -          74,222
  Diluted EPS                     $10,649,000      30,081,490         $0.35

Nine Months Ended October 31, 1997:

  Basic EPS                       $ 2,332,000      28,544,446         $0.08
  Dilutive effect of stock options          -          48,147
  Diluted EPS                     $ 2,332,000      28,592,593         $0.08


G. Treasury Stock
During the third quarter, 4,350 shares of Class A treasury stock were sold to employees upon the exercise of their stock options. A gain of $4,024 was recorded to Additional Paid-in Capital as a result of these transactions.


H. New Accounting Standards
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the nine months ended October 31, 1998 are not necessarily indicative of results of operations which may be expected for the full year.

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

The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT"), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles. However, the Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results. The Company's view is that EBDT is also an indicator of the Companys ability to generate cash to meet its funding requirements. EBDT is defined and discussed in detail under "Results of Operations - EBDT."

The Company's EBDT grew by 12.8% (or 12.2% per share) in the third quarter of 1998 to $30,393,000, or $1.01 per share of common stock, from $26,947,000, or
$.90 per share of common stock, for the third quarter of 1997. EBDT for the nine months ended October 31, 1998 was $82,211,000, or $2.72 per share, compared to $80,119,000, or $2.80 per share, for the nine months ended October 31, 1997. EBDT for the nine months ended October 31, 1998 grew by 12.4%, excluding $6,991,000 in EBDT in 1997 related to the litigation settlement for Toscana, a 563-unit apartment complex in Irvine, California (see "-Other Transactions - Sale of Toscana"). All per share figures are fully diluted and are adjusted for the Company's two-for-one stock split paid in July 1998.

The increase in EBDT is primarily attributable to the acquisitions or openings of fifteen properties during 1998 and a full nine months of operations for the eleven properties that opened during 1997.


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

NET  OPERATING  INCOME  FROM  REAL  ESTATE  OPERATIONS  - NOI from the  combined
Commercial Group and Residential Group for the third quarter of 1998 was $66,357,000 compared to $58,480,000 for the third quarter of 1997, an increase of 13.5%. NOI from the combined Commercial Group and Residential Group for the nine months ended October 31, 1998 was $188,757,000 compared to $175,136,000 for 1997, an increase of 7.8%. NOI in 1997 was affected by the non-recurring $15,000,000 Toscana litigation settlement income (see "Sale of Toscana" below). Adjusting for this item, NOI for the nine months ended October 31, 1998 increased by 17.9% over the comparable period of 1997.


  COMMERCIAL GROUP

     REVENUES. Revenues of the Commercial Group increased $8,825,000, or 10.5%, to $93,236,000 in the third quarter of 1998 from $84,411,000 in the third quarter of 1997. This increase is primarily the result of property openings and acquisitions. During 1998, Forest City acquired the 292-room Sheraton Hotel at Station Square in Pittsburgh, Pennsylvania and the 325,000-square-foot Fairmont Plaza office building and adjacent 189,000-square-foot Pavilion retail center in San Jose, California, which increased revenues over last year's third quarter by $4,464,000 and $3,193,000, respectively. Phase II of University Park at MIT in Cambridge, Massachusetts opened during the second quarter of 1998. This mixed-use facility, owned in partnership with MIT, consists of 76,000 square feet of office space, 95,000 square feet of retail space, a 210-room hotel and a 960-space parking facility and generated $1,849,000 of revenues during the third quarter of 1998. Revenues for the third quarter also increased from the openings of properties in the New York City area during 1997 including Nine MetroTech office building in Brooklyn, New York ($1,198,000) and two retail properties in Queens, New York, Northern Boulevard ($1,129,000) and Grand Avenue ($463,000). Richmond Avenue, a retail center in Staten Island, New York, opened in 1998 and generated additional revenues of $444,000. In addition, the Company's increased ownership in two properties resulted in increases to revenues: Antelope Valley Mall in Palmdale, California increased from 40% in 1997 to 78% in 1998 ($1,041,000) and Station Square in Pittsburgh, Pennsylvania increased from 25% in 1997 to 100% in 1998 ($1,907,000). These increases were partially offset by decreases in revenues due to the disposition of the Company's interest in three commercial properties in 1998: the 469,000-square-foot San Vicente office building in Brentwood, California ($897,000), the 695,000-square-foot Summit Park Mall in Wheatfield, New York ($1,319,000) and the Courtyard strip shopping center in Flint, Michigan ($139,000). Additionally, the Commercial Group recorded $4,541,000 of revenues in the third quarter of 1997 from the sale of commercial land that did not recur in the third quarter of 1998.

Revenues of the Commercial Group increased $36,319,000, or 15.4%, to $271,593,000 for the nine months ended October 31, 1998 from $235,274,000 for the comparable period of 1997. This increase is primarily the result of the 1998 acquisitions of Sheraton Hotel at Station Square ($9,312,000) and Fairmont Plaza and Pavilion ($4,050,000) and the 1997 acquisitions of additional interests in Antelope Valley Mall ($2,739,000) and Station Square ($5,384,000). Additionally, the openings of several properties in the New York City area in 1997 and 1998 resulted in increased revenues: Nine MetroTech ($4,007,000), Northern Boulevard ($2,972,000), Grand Avenue ($1,328,000), Richmond Avenue ($1,040,000). In
addition, Phase II of University Park at MIT opened in 1998 and generated $2,451,000 in revenues, the Ritz-Carlton Hotel recorded revenues of $642,000 over the 1997 results for nine months and the existing Commercial Group portfolio revenues improved by approximately $3,600,000. Revenues also improved for two properties that opened in 1996: Atlantic Center in Brooklyn, New York ($754,000) and Marketplace at Riverpark in Fresno, California ($311,000). These increases were partially offset by a decrease in revenues due to the disposition of the Company's interest in three commercial properties during 1998: San Vicente ($2,315,000), Summit Park Mall ($2,518,000) and Courtyard ($420,000).

     OPERATING AND INTEREST EXPENSES. During the third quarter of 1998, operating expenses for the Commercial Group increased $6,023,000, or 14.6%, to $47,294,000 from $41,271,000 in the third quarter of 1997. The increase in operating expenses was attributable primarily to costs associated with the acquisitions of the Sheraton Hotel at Station Square ($3,168,000) and Fairmont Plaza ($1,157,000) and the openings of Phase II at University Park at MIT ($1,510,000) and Nine MetroTech ($463,000). In addition, operating expenses increased due to the 1997 acquisitions of increased ownership percentages in Antelope Valley Mall ($378,000) and Station Square ($1,298,000). These increases were partially offset by decreases in operating expenses of $883,000 and $356,000 as a result of the dispositions of Summit Park Mall and San Vicente, respectively. Interest expense for the third quarter of 1998 increased by $3,668,000, or 18.2%, to $23,864,000 from $20,196,000 for the third quarter of
1997. The increase in interest expense is attributable primarily to the openings of Phase II at University Park at MIT and new properties in the New York City area and the acquisitions of Sheraton Hotel at Station Square and Fairmont Plaza and increased ownership percentages in Antelope Valley Mall and Station Square.


During the nine months ended October 31, 1998, operating and interest expenses increased $18,268,000 and $7,871,000 (15.6% and 12.9%), respectively, over the comparable period in 1997 to $135,578,000 and $68,890,000, respectively. The increase in operating expenses is primarily attributable to costs associated with the acquisitions of the Sheraton Hotel at Station Square ($6,302,000) and Fairmont Plaza ($1,568,000), the openings of Phase II at University Park at MIT ($1,954,000), Nine MetroTech ($1,393,000) and new retail properties in the New York City boroughs ($1,414,000), and increased occupancy at the Ritz-Carlton Hotel ($518,000). In addition, operating expenses increased due to the 1997 acquisitions of increased ownership percentages in Antelope Valley Mall ($1,129,000) and Station Square ($3,824,000), and general portfolio operating expenses increased approximately $3,000,000 as a result of increased occupancy. These increases were partially offset by decreases in operating expenses of $1,585,000 and $1,141,000 as a result of the dispositions of Summit Park Mall and San Vicente, respectively. The increase in interest expense is attributable primarily to the openings of Phase II at University Park at MIT and new properties in the New York City area and the acquisitions of Sheraton Hotel at Station Square and Fairmont Plaza and additional interests in Antelope Valley Mall and Station Square.


  RESIDENTIAL GROUP

     REVENUES. Revenues for the Residential Group increased by $4,359,000, or 14.0%, in the third quarter of 1998 to $35,599,000 from $31,240,000 in the third quarter of 1997. This increase was primarily attributable to the sale of Forest City Capital Corporation ($1,329,000), which was a mortgage servicing division of Residential Group and the recognition of development and syndication fees on several projects of $1,038,000 in excess of the third quarter of 1997. Revenues also increased as a result of 1997 acquisitions of Whitehall Terrace in Kent, Ohio ($350,000) and Colony Woods in Bellevue, Washington ($276,000) as well as the 1998 acquisitions of the 534-unit Woodlake Apartments in Silver Spring, Maryland ($1,062,000), a 50% interest in the 342-unit Park Plaza in Mayfield Heights, Ohio ($319,000) and an additional 20% interest in the 450-unit Studio Colony apartment community in Los Angeles, California ($391,000). In addition, revenues increased $271,000 over the third quarter of last year from the expansion of 294 units during 1997 to three apartment communities in Cleveland, Ohio. These increases are partially offset by the decrease in revenues of $697,000 as the result of the 1998 disposition of Trolley Plaza in Detroit, Michigan.

Revenues for the Residential Group decreased by $4,227,000 in the nine months ended October 31, 1998 to $99,860,000 from $104,087,000 for the comparable period in 1997. Excluding the $15,000,000 in proceeds from the Toscana litigation settlement received in 1997 (see "Other Transactions - Sale of Toscana" below), revenues for the nine months ended October 31, 1998 increased $10,773,000, or 12.1%, over the comparable period of 1997. This increase was primarily attributable to the 1997 acquisitions of Museum Towers ($1,128,000) and Whitehall Terrace ($1,017,000) and the 1998 acquisitions of Woodlake ($1,062,000), Park Plaza ($464,000) and an additional 20% interest in Studio Colony ($1,198,000). In addition, revenues increased $878,000 over last year from the expansion of 294 units during 1997 at three apartment communities in Cleveland, Ohio. Revenues of the existing operating portfolio of the Residential Group increased approximately $2,600,000, $785,000 more in revenues were recorded over last year due to the sale of Forest City Capital Corporation and development and syndication fees increased $2,236,000 for the nine months ended October 31, 1998 compared to 1997. These increases were partially offset by a decrease in revenues of $619,000 as a result of the disposition of Trolley Plaza.

     OPERATING AND INTEREST EXPENSES. Operating expenses for the Residential Group for the third quarter of 1998 decreased by $716,000, or 4.5%, to $15,184,000 from $15,900,000 in the third quarter of 1997. The decrease in operating expenses is attributable primarily to the $2,500,000 reduction in a reserve for collection of the note receivable from Millender Center, a mixed-use facility in downtown Detroit, Michigan. This decrease was partially offset by increases in operating expenses from the 1997 acquisitions of Colony Woods ($94,000) and Whitehall Terrace ($123,000) and the 1998 acquisitions of Woodlake ($460,000), Park Plaza ($152,000) and an additional 20% interest in Studio Colony ($92,000). In addition, operating expenses increased $175,000 over last year due to the expansion of 294 units at three apartment communities in Cleveland, Ohio and $547,000 in additional costs were associated with the generation of increased development fees. Interest expense for the third quarter of 1998 decreased by $1,580,000, or 20.4%, to $6,167,000 from $7,747,000 in the third quarter of 1997. This decrease is the result of an increase in capitalized interest of $2,695,000 related to the increased Residential development program. This decrease was partially offset by increases in interest expense from debt incurred to acquire Woodlake ($297,000), Park Plaza ($97,000), Whitehall Terrace ($90,000) and an additional 20% interest in Studio Colony ($88,000) and to renovate Colony Woods ($237,000).

Operating expenses for the Residential Group for the nine months ended October 31, 1998 increased by $203,000, or .4%, to $47,118,000 from $46,915,000 for the comparable  period of 1997. The increase in operating  expenses is  attributable primarily to the 1997 acquisitions of Museum Towers ($317,000), Colony Woods ($658,000) and Whitehall Terrace ($421,000), the 1998 acquisition of Woodlake ($460,000) and the addition of 294 units at three apartment communities in Cleveland, Ohio ($414,000). In addition, the Residential Group incurred $1,310,000 in additional costs associated with the generation of development fees. These increases were partially offset by a $3,500,000 reduction in a reserve for collection of the note receivable from Millender Center. Interest expense for the nine months ended October 31, 1998 decreased by $1,573,000, or 7.2%, to $20,144,000 from $21,717,000 for the comparable period of 1997. This decrease is primarily due to increased capitalized interest of $3,746,000 related to the increased Residential development program. This decrease was partially offset by an increase in interest expense from debt incurred to acquire Museum Towers ($182,000), Woodlake ($297,000), Park Plaza ($110,000), Whitehall Terrace ($271,000) and an additional 20% interest in Studio Colony ($191,000). In addition, interest expense increased in the Residential Group for the nine months ended October 31, 1998 over the comparable period of 1997 as a result of additional debt incurred to renovate Colony Woods ($281,000) and the addition of 294 apartment units to three existing communities in Cleveland, Ohio ($264,000).


  LAND GROUP

     REVENUES. Revenues for the Land Group increased by $10,183,000 to $15,090,000 in the third quarter of 1998 from $4,907,000 in the third quarter of 1997. Revenues for the Land Group increased by $15,713,000 from $12,224,000 in the nine months ended October 31, 1997 to $27,937,000 for the comparable period of 1998. Sales of land and related earnings vary from period to period, depending on management's decisions regarding the disposition of significant land holdings.

     OPERATING AND INTEREST EXPENSES. Operating expenses and interest expense increased by $8,875,000 and $1,023,000, respectively, in the third quarter of 1998 to $12,739,000 and $2,633,000, respectively, from $3,864,000 and
$1,610,000, respectively, in the third quarter of 1997. The fluctuation in operating expenses primarily reflects costs associated with land sales volume in each period. The increase in interest expense was due primarily to a higher level of interest-bearing debt.

Operating expenses and interest expense increased by $12,931,000 and $2,624,000, respectively, in the nine months ended October 31, 1998 to $23,205,000 and $6,927,000, respectively, from $10,274,000 and $4,303,000, respectively, in the nine months ended October 31, 1997. The fluctuation in operating expenses primarily reflects costs associated with land sales volume in each period. The increase in interest expense was due primarily to a higher level of interest-bearing debt.


  LUMBER TRADING GROUP

     REVENUES. Revenues of the Lumber Trading Group decreased by $1,193,000, or 3.5%, to $32,781,000 in the third quarter of 1998 from $33,974,000 in the third quarter of 1997. The decrease was due primarily to a lower level of trading activity in 1998 compared to 1997 ($405,000) and an decrease in volume at Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors ($788,000).

Revenues for the Lumber Trading Group for the nine months ended October 31, 1998 decreased $3,718,000, or 3.9%, to $90,659,000 from $94,377,000 for the comparable period of 1997. The decrease was due primarily to a reduced level of trading activity in 1998 compared to 1997 ($2,572,000) and a decrease in volume at Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors ($1,146,000).

     OPERATING AND INTEREST EXPENSES. Operating expenses in the Lumber Trading Group increased in the third quarter of 1998 by $833,000, or 2.9%, to $29,483,000 from $28,650,000 in the third quarter of 1997. This increase reflected the fluctuation in variable expenses due to lower trading margins compared to last year ($1,559,000), net of decreased operating expenses at Forest City/Babin ($726,000) as a result of a decrease in sales volume compared to last year. Interest expense for the third quarter of 1998 decreased by $162,000, or 11.9% to $1,197,000 from $1,359,000 in the third quarter of 1997.
This increase in interest expense was primarily due to lower average borrowings under Lumber Trading Group's credit facility.

Operating expenses in the Lumber Trading Group decreased in the nine months ended October 31, 1998 by $139,000, or .2%, to $82,033,000 from $82,172,000 for the comparable period of 1997. This decrease reflected the reduction in operating expenses at Forest City/Babin ($934,000) as a result of a decrease in sales volume compared to last year, partially offset by an increase in expenses due to lower trading margins compared to last year ($795,000). Interest expense for the nine months ended October 31, 1998 increased by $304,000, or 7.7% to $4,253,000 from $3,949,000 for the nine months ended October 31, 1997. This increase in interest expense was primarily due to higher average borrowings under Lumber Trading Group's credit facility.


  CORPORATE ACTIVITIES

     REVENUES. Corporate Activities' revenues decreased $247,000 in the third quarter of 1998 to $196,000 from $443,000 in the third quarter of 1997. Corporate Activities' revenues decreased $933,000 for the nine months ended October 31, 1998 to $1,183,000 compared to $2,116,000 for the same period in 1997. Corporate Activities revenues consists primarily of interest income on investments made by the Company and vary from year to year depending on interest rates and the amount of loans outstanding.

     OPERATING AND INTEREST EXPENSES. Operating expenses of Corporate Activities decreased $443,000 in the third quarter of 1998 to $2,605,000 from $3,048,000 in the third quarter of 1997. Operating expenses increased for the nine months ended October 31, 1998 by $2,786,000 to $8,397,000 from $5,611,000 for the comparable period of 1997. These increases represent general corporate expenses, including amortization of costs associated with the 1998 public offering of Senior Notes (see "Financial Condition and Liquidity"). Interest expense increased $3,670,000 in the third quarter of 1998 to $5,413,000 from $1,743,000 in the third quarter of 1997. Interest expense for the nine months ended October 31, 1998 increased $8,065,000 to $13,338,000 from $5,273,000 for the comparable period of 1997. Corporate Activities interest expense consists primarily of interest expense on the 8.50% Senior Notes (issued on March 16, 1998) and the FCRPC Credit Facility that has not been allocated to a principal business group (see "Financial Condition and Liquidity"). Beginning in the fourth quarter of 1997, capitalized interest on development projects, which was previously reported as Corporate Activities, is reported by the principal business group developing the project. Prior years' interest expense for Corporate Activities, Commercial Group and Residential Group have been restated to reflect this presentation.


OTHER TRANSACTIONS

     GAIN (LOSS) ON DISPOSITION OF PROPERTIES - Gain (loss) on disposition of properties, net of tax, totaled a gain of $554,000 in the third quarter of 1998. Gain (loss) on disposition of properties, net of tax, totaled a gain of $18,722,000 for the nine months ended October 31, 1998 compared to a loss of $23,356,000 for the nine months ended October 31, 1997.

During the third quarter of 1998, the Company sold its 20% interests in three apartment buildings in Houston, Texas (Copper Creek, Greenbriar and Woodforest
Glen) and recorded a pre-tax gain on disposition of $1,027,000. During the second quarter of 1998, the Company disposed of its interests in Summit Park Mall, a regional shopping center in suburban Buffalo, New York and Trolley Plaza, an apartment community in downtown Detroit, Michigan and recognized pre-tax gains of $14,088,000 and $4,941,000, respectively. During the first quarter of 1998, the Company sold its interests in San Vicente, an office building in Brentwood, California and Courtyard, a strip shopping center in Flint, Michigan. The Company recognized pre-tax gains on disposition of $10,403,000 on San Vicente and $622,000 on Courtyard. During the second quarter of 1997, the Company recorded a pre-tax loss of $3,133,000 on the disposition of its interest in Woodridge, a land development project in suburban Chicago, Illinois. During the first quarter of 1997, the Company recorded a loss on disposition of Toscana of $35,505,000 ($21,462,000 after tax / see "- Sale of Toscana").

     EXTRAORDINARY GAIN - Extraordinary gain, net of tax, totaled $10,618,000 in the third quarter of 1998. Extraordinary gain, net of tax, totaled $10,952,000 and $14,187,000 for the nine months ended October 31, 1998 and 1997, respectively. The 1998 extraordinary gain recorded in the third quarter represents extinguishment of non-recourse debt related to Terminal Tower
($13,947,000 pre-tax) and Skylight Office Tower ($3,619,000 pre-tax), both located in Cleveland, Ohio. In addition, extraordinary gain of $552,000 (pre-tax) was recorded in the second quarter as a result of the disposition of Trolley Plaza. The 1997 extraordinary gain represented pre-tax earnings of $18,272,000 for the extinguishment of nonrecourse debt and related accrued interest of Toscana (see "- Sale of Toscana").

     SALE OF TOSCANA - During the first quarter of 1997, the Company sold Toscana, a 563-unit apartment complex in Irvine, California, back to the original landowner and settled litigation related to the property. As a result, the Company recorded operating income of $9,157,000, after tax, a loss on disposition of property of $21,462,000, after tax, and an extraordinary gain of $14,187,000, after tax, related to the extinguishment of a portion of the property's nonrecourse mortgage debt. Proceeds from the litigation settlement resulted in EBDT of $6,991,000 for the year ended January 31, 1998. The net result of these transactions to the Company was after-tax income of $1,882,000.

     INCOME TAXES - Income tax expense for the third quarter of 1998 and 1997 totaled $4,319,000 and $1,413,000, respectively. Income tax expense (benefit) for the nine months ended October 31, 1998 and 1997 totaled $21,486,000 and ($3,398,000), respectively. At January 31, 1998, the Company had a tax net operating loss carryforward ("NOL") of $89,903,000 (generated primarily over time in the ordinary course of business from the significant impact of depreciation expense from real estate properties on the Company's net earnings) which will expire in the years ending January 31, 2005 through January 31, 2011 and general business credits carryovers of $3,205,000 which will expire in the years ending January 31, 2003 through January 31, 2011. The Company's policy is to utilize its NOL before it expires and will consider a variety of strategies to implement that policy.

     NET EARNINGS - In the third quarter of 1998, the Company's net earnings grew to $15,786,000, or $.52 per share of common stock, from $10,649,000, or $.35 per share of common stock, in the third quarter of 1997. For the nine months ended October 31, 1998, the Company's net earnings grew to $40,464,000, or $1.34 per share of common stock, from $16,519,000, or $.58 per share of common stock, for the nine months ended October 31, 1997. All per share amounts are diluted and adjusted for the two-for-one stock split that was effective July 16, 1998.

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

On December 10, 1997, and as amended on January 20, 1998 and March 6, 1998, the Company replaced its $37,500,000 term loan due July 1, 2001 and its $80,000,000 revolving credit facility with a Forest City Rental Properties Corporation ("FCRPC", a significant subsidiary of the Company) Credit Agreement. The FCRPC Credit Agreement with a group of nine banks is a $225,000,000 revolving credit facility maturing December 10, 2000, unless extended, and provides for a quarterly reduction of $2,500,000 commencing April 1, 1998 and allows for up to $30,000,000 in outstanding letters of credit, which reduces the revolving credit available to the Company. As of October 31, 1998, the Company had $95,000,000 recourse debt outstanding under the FCRPC Credit Agreement.

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


MORTGAGE REFINANCINGS

During the nine months ended October 31, 1998, the Company completed $714,000,000 in financings, including $364,000,000 in refinancings, $239,000,000 for new development projects and $111,000,000 in acquisition mortgages. The Company is pursuing the refinancing of its nonrecourse mortgage debt which matures within the next 12 months. In addition, the Company is attempting to extend the maturities and/or refinance the nonrecourse debt that is coming due in 1999 and 2000, generally pursuing long-term fixed rate debt to take advantage of the recent low interest rate levels. The Company has purchased $170,850,000 (including its partners' share) in Treasury options to ensure Treasury rates will not exceed 6.00% for construction debt which is anticipated to be converted to permanent fixed-rate debt by February 1, 2000.

INTEREST RATE EXPOSURE

At October 31, 1998, the composition of nonrecourse mortgage debt is as follows:

                                                       Amount          Rate (1)
                                                   -------------       --------
                                                   (in thousands)
Fixed                                               $ 1,494,032           7.64%
Variable -
       Swapped (2)                                      184,881           8.09%
       Adjustable                                       231,517           6.76%
       Tax-Exempt                                       155,424           5.14%
UDAG and other subsidized loans (fixed)                  72,492           2.73%
                                                     ----------
                                                     $2,138,346           7.22%
                                                     ==========

(1) The weighted average interest rates shown above include both the base index and the lender margin.

(2) Interest rates swaps have an average term of 1.0 years as of October 31, 1998.

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

At October 31, 1998, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company's taxable variable-rate debt by approximately $2,300,000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,600,000.


LUMBER TRADING GROUP LIQUIDITY

The Lumber Trading Group is separately financed with two revolving lines of credit and a non-recourse accounts receivable sale program. These credit facilities are without recourse to the Company.

At October 31, 1998 Lumber Trading Group's two lines of credit totaled a $67,000,000 commitment expiring June 30, 1999. These credit lines are secured by the assets of the Lumber Trading Group and are used by the Trading Group to finance its working capital needs. At October 31, 1998, $4,056,000 was outstanding under these facilities.

The Lumber Trading Group also has sold an undivided ownership interest in a pool of accounts receivable of up to a maximum of $91,800,000 and uses this program to finance its working capital needs. At October 31, 1998, $58,000,000 had been sold under this accounts receivable program.

The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs.

CASH FLOWS

Net cash provided by operating activities was $66,953,000 and $60,972,000 for the nine months ended October 31, 1998 and 1997, respectively. The increase in net cash provided by operating activities in 1998 from 1997 is the result of an increase in rents and other revenues received of $36,453,000, partially offset by an increase of $17,911,000 in operating expenses and a $11,599,000 increase in interest paid.

Net cash used in investing activities totaled $393,897,000 and $237,120,000 for the nine months ended October 31, 1998 and 1997, respectively. Capital expenditures, other than development and acquisition activities, totaled $43,664,000 during the nine months of 1998 (including both recurring and investment capital expenditures) and were financed primarily from cash on hand at the beginning of the year. During the nine months ended October 31, 1998, net cash used in investing activities reflected the Company's use of $309,772,000 of funds for acquisition and development activities, which were financed with $188,739,000 in new mortgage indebtedness, proceeds from the issuance of senior notes, and borrowings under the FCRPC Credit Agreement. In addition, $73,806,000 was used for investments in and advances to affiliates, and includes investments in the following Residential Group projects, which have been syndicated: The Grand in North Bethesda, Maryland ($5,556,000); The Enclave ($12,754,000) and 101 San Fernando ($19,312,000), both located in San Jose, California; Tobacco Row in Richmond, Virginia ($3,358,000); The Drake in Philadelphia, Pennsylvania ($12,125,000) and four apartment communities in the Hamptons/Newport News area of Virginia ($7,950,000). The four properties are known as Bridgewater, Trellis, Arboretum and Silver Hills. In addition, the Company has advanced $4,224,000 on behalf of its partner in the Promenade at Temecula regional mall that is currently under construction and scheduled to open in Fall of 1999 and $7,700,000 was advanced on behalf of Forest City's partner in the various real estate projects in the New York City area. Net cash used in investing activities for the nine months ended October 31, 1997 included $31,609,000 in capital expenditures other than development and acquisition activities (including both recurring and investment capital expenditures) and were financed primarily with cash provided by operating activities. The nine months ended October 31, 1997 also reflected the use of $178,390,000 of funds for development and acquisition activities, which were financed with approximately $135,000,000 in new mortgage indebtedness and proceeds from the sale of common stock. In addition, $27,121,000 was used for investments in and advances to affiliates, primarily related to Forest City's partner in New York City ($8,400,000), The Grand ($9,700,000) and temporary advances for financing commitments ($6,000,000).

Net cash provided by financing activities totaled $324,541,000 and $161,942,000 in the nine months ended October 31, 1998 and 1997, respectively. Net proceeds from the issuance of senior notes in March 1998 were $193,726,000, which were initially used to repay $114,000,000 outstanding under the FCRPC Credit Agreement. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgages Refinancings" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the nine months ended October 31, 1998 reflected a reduction of $6,830,000 in restricted cash related to the financing of The Enclave apartment project in San Jose, California. In addition, the Company reported a net decrease of $26,933,000 in notes payable (primarily as a result of repayment of $14,968,000 of borrowings under Lumber Trading Group's lines of credit and $8,117,000 repayment of notes payable by the Land Group), payment of deferred financing costs of $11,155,000 and payment of $3,297,000 of dividends. During the nine months ended October 31, 1997, cash provided by financing activities included proceeds from the sale of common stock of $76,084,000, repayment of $17,628,000 on Lumber Trading Group's lines of credit, the release of $3,600,000 in restricted cash related to the Atlantic Center retail project in Brooklyn, New York, repayment of a $6,365,000 note payable relating to the purchase of the Company's additional 33-1/3% interest in the Pittsburgh Mall, and repayment of a land note of $5,521,000. In addition, financing activities for the nine months ended October 31, 1997 included the payment of deferred financing costs of $5,448,000, purchase of treasury stock for $2,896,000 and payment of $2,590,000 of dividends.


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

STOCK SPLIT, CAPITALIZATION AND DIVIDENDS

The Board of Directors approved a two-for-one stock split of both the Company's Class A and Class B Common Stock, effective July 16, 1998 to shareholders of record at the close of business on July 1, 1998. The stock split was effected as a stock dividend.

On June 9, 1998, the Board of Directors voted to increase the 1998 quarterly dividend, adjusted for the two-for-one stock split, to $.04 per share on both Class A and Class B, representing a 14.3% annual increase in the previous quarterly dividend.

The first 1998 quarterly dividend of $.07 per share (on a pre-split basis) on shares of both Class A and Class B Common Stock was paid on March 16, 1998 to shareholders of record at the close of business on March 2, 1998. The second 1998 quarterly dividend of $.07 per share (on a pre-split basis) on shares of both Class A and Class B Common Stock was paid on June 15, 1998 to shareholders of record at the close of business on June 1, 1998. The third 1998 quarterly dividend of $.04 per share (post-split) on shares of both Class A and Class B Common Stock was paid on September 15, 1998 to shareholders of record at the close of business on September 1, 1998. The fourth 1998 quarterly dividend of $.04 per share (post-split) on shares of both Class A and Class B Common Stock will be paid on December 15, 1998 to shareholders of record at the close of business on December 1, 1998.

The first 1999 quarterly dividend of $.04 per share on shares of both Class A and Class B will be paid on March 15, 1999 to shareholders of record at the close of business on March 1, 1999.

On June 9, 1998, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the Company's capitalization to a)
96,000,000 shares of Class A Common Stock from 48,000,000 shares and b) 36,000,000 shares of Class B Common Stock from 18,000,000 shares. The 5,000,000 Preferred shares remained unchanged.

YEAR 2000

Forest City Enterprises, Inc. has undertaken a program to prepare the Company's financial and operating computer systems and embedded applications for the Year 2000. All necessary modifications are expected to occur in a timely manner at a cost which is not expected to be material to the Company's operating results.

During 1997, the Company completed the final phases of the replacement of older mainframe systems. All major systems were replaced with newly purchased Year 2000 compliant software or software with definitive plans for upgrades to Year 2000 code. This conversion covered the Company's corporate organization and three business groups, Commercial, Residential and Land. Also in 1997, Lumber Trading Group successfully converted their internal systems to Year 2000 compliant code. Finally, Forest City/Babin, a division of Lumber Trading Group, has also completed the upgrade of its software to Year 2000 compliant code. The Company's policy is to acquire Year 2000 compliant software and to avoid developing internal software.

With most of the Company's core businesses now using Year 2000 compliant software code, Forest City's plan is concentrating on testing the compliant systems and identifying other systems, such as embedded systems, that are not part of the new software. The specific steps of the Company's plan include:

          * Capturing an inventory of all systems including:
               * The new Year 2000 compliant software.
               * Computer related hardware and peripherals.
               * Internal systems that may have been developed utilizing the compliant code.
               * Embedded systems, including the Company's environmental, water, power, utilities, telecommunications, lighting, elevator, fire control, parking, security and internal administrative systems.
          * Obtaining compliance letters from all vendors in the inventory;
          * Contacting the Company's major business partners (suppliers, contractors, utilities, financial institutions, etc.) to insure that they have an active Year 2000 compliance program.
          * Testing systems for compliance;
          * Upgrading or replacing software and operational or embedded systems as needed.


In September 1996 senior management and the audit committee were alerted of the Year 2000 issue and have been provided a quarterly report regarding the Company's Year 2000 compliance plan. Forest City's external auditors have been reviewing our plan and progress. Each principal business group has formed a Year 2000 compliance committee under senior management direction. Each committee is coordinated at the company level to share issues and eliminate duplication of efforts. All employees and business associates have been informed of the issues and their help has been solicited in identifying systems that may have not been discovered in the inventory process.

As part of the due diligence in the acquisitions of new properties, the Company reviews Year 2000 compatibility. Forest City has updated the terms and conditions of its purchasing function to require goods and services purchased to be Year 2000 compliant.

The collection of the inventory for both software and embedded systems is complete. The inventory gathering and testing for embedded systems, particularly for our shopping centers and offices, included over 70 different systems to be considered for review. For each property, the Company gathered information related to environmental (HVAC, energy management, programmable thermostats), water (cooling, heating, purification, irrigation), power (generation, uninterrupted power supply power management systems), utilities, telecommunications, lighting, elevator/elevator, fire control, parking, security, and internal administrative systems.

Forest City has made excellent progress in notifying vendors and business partners. This phase of the Year 2000 project, originally planned for completion in the 3rd quarter 1998, will now be completed in the 4th quarter 1998. The responses have not always been definitive and reliance, in some cases, must be made on the MD&A discussions in the quarterly and yearly filings of certain vendors and partners where appropriate.

The Company is actively testing its systems for Year 2000 compliance. Software has been acquired to review systems that have been written in Year 2000 compliant code, but may be generating non-compliant dates or logic. Through the 3rd quarter 1998, testing has discovered some Year 2000 issues, which have been corrected. Specifically, certain data communications equipment was not compliant and has been replaced. Forest City's project cost accounting software, originally documented by the vendor as compliant, is not compliant. The Company escalated the upgrade to the next version and that software is now compliant. The general ledger system had generated some historical data with dates that might not be compliant and these were corrected. The upgrading of the general ledger software is proceeding as planned to be Year 2000 compliant. Finally, a possible issue with one of our automated software scheduling systems has been identified and will be corrected with the upgrade of the general ledger system. The Company expects to complete the testing phase by the end of the 4th quarter 1998 and does not foresee any major difficulties in becoming Year 2000 compliant.

Forest City has tested most of the embedded systems, particularly those related to the safety of our employees, tenants and customers. Where the Company has not received Year 2000 certification from the embedded systems vendors, instructions for resolution have been received. The testing has determined that an energy management system interface at one of the Company's facilities will need to be upgraded at a cost to be determined.

At the end of 1997, Forest City completed the migration of its property management, development accounting, and company-wide general ledger and reporting systems from the older mainframe environment. The total project costs including hardware, software, implementation and training were approximately $4 million. The intent of this conversion was to move from the mainframe to newer technology, support planned company growth and improve reporting systems. As a by-product, Year 2000 compliant software was installed or software with planned upgrades to be compliant and the costly process of converting our internally developed systems into Year 2000 code was avoided.

Through testing, it has been determined that some hardware will need to be replaced. Regardless of the Year 2000 issue, this hardware would have been upgraded in a normal replacement cycle. Most all of the required software upgrades are part of our normal operating expenses and have not generated additional expense specifically for Year 2000 compliance. Except for the one energy management system interface that will need upgrading, the Company does not foresee any major additional costs and believes that the costs incurred will not have a material impact on operations.

Since Forest City's major hardware, software and embedded systems are or will be compliant, the Company does not foresee any major risks. The Company has identified concerns in each area and the contingency plan to respond to each concern. Related to hardware, the most likely worst case scenario would be if a specific computer or server would not be compatible. In that case, the Company would use other hardware, provided by our business continuity/disaster recovery program, that is compliant and available to regenerate data from our backup systems.

Related to software, the most likely worst case scenario would be if the automated software scheduling routines would not properly schedule in the Year 2000 and beyond. Each of these automated scheduling systems has a manual function, which has been tested, and the Company is confident that the scheduling software can be reset to perform properly in the Year 2000 and beyond.

Related to embedded systems, the Company's primary concern is that these systems, despite testing, would not function properly in the Year 2000. All of these systems have manual reset functions and Year 2000 date issues can be corrected. Additionally, Forest City will have appropriate personnel, and outside contractors if necessary, on site starting the evening of December 31, 1999 and the ensuing weekend to reset the functions if necessary. The Company does not believe any of the systems related to the safety of the properties' tenants or customers will be affected.

Similar to other companies, Forest City is highly dependent upon systems in the public sector, such as utilities, mail, and transportation systems. Failures in those systems, upon which the Company has no control, could materially affect operations. The property sites have well defined emergency plans in place, and these would be activated if necessary. The Year 2000 plan is aimed at identifying and correcting all issues upon which Forest City has direct control or indirect control through its vendors and business partners. The Company feels that the successful completion of its Year 2000 program will minimize the effect on operations.

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



                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
           EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                 FOR THE THIRD QUARTER ENDED OCTOBER 31, 1998 AND 1997
                                   (IN THOUSANDS)


                            Commercial Group        Residential Group          Land Group
                           --------------------    --------------------   ---------------------
                             1998       1997         1998       1997        1998       1997
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 93,236   $ 84,411     $ 35,599   $ 31,240      $15,090   $  4,907
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups        47,294     41,271       15,184     15,900       12,739      3,864
Interest expense             23,864     20,196        6,167      7,747        2,633      1,610
Income tax provision
   (benefit)                   (770)     1,756        3,041        940          (76)    (2,199)
                           ---------  ---------    ---------  ---------   ---------- ----------

                             70,388     63,223       24,392     24,587       15,296      3,275
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                  $ 22,848   $ 21,188      $11,207    $ 6,653      $  (206)   $ 1,632
                           =========  =========    =========  =========   ========== ==========


                           Lumber Trading Group    Corporate Activities          Total
                           --------------------    --------------------   ---------------------
                             1998       1997         1998       1997        1998       1997
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 32,781   $ 33,974        $ 196    $   443    $ 176,902  $ 154,975
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups        29,483     28,650        2,605      3,048      107,305     92,733
Interest expense              1,197      1,359        5,413      1,743       39,274     32,655
Income tax provision
   (benefit)                    933      1,376       (3,198)       767          (70)     2,640
                           ---------  ---------    ---------  ---------   ---------- ----------

                             31,613     31,385        4,820      5,558      146,509    128,028
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                   $ 1,168    $ 2,589      ($4,624)  ($ 5,115)    $ 30,393   $ 26,947
                           =========  =========    =========  =========   ========== ==========


Reconciliation to net earnings:

Earnings before depreciation,
   amortization and deferred taxes (EBDT)                                  $ 30,393   $ 26,947

Depreciation and amortization - real estate Groups                          (21,863)   (17,525)

Deferred taxes - real estate Groups                                          (3,916)     1,227

Gain on disposition of properties, net of tax                                   554          0

Extraordinary gain, net of tax                                               10,618          0
                                                                          ---------- ----------

Net earnings                                                               $ 15,786   $ 10,649
                                                                          ========== ==========



                  FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
           EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (IN THOUSANDS)


                            Commercial Group        Residential Group          Land Group
                           --------------------    --------------------   ---------------------
                             1998       1997         1998       1997        1998       1997
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $271,593   $235,274     $ 99,860   $104,087      $27,937   $ 12,224
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups       135,578    117,310       47,118     46,915       23,205     10,274
Interest expense             68,890     61,019       20,144     21,717        6,927      4,303
Income tax provision
   (benefit)                  2,573      2,326        4,769      9,039         (830)    (2,897)
                           ---------  ---------    ---------  ---------   ---------- ----------

                            207,041    180,655       72,031     77,671       29,302     11,680
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                  $ 64,552   $ 54,619      $27,829    $26,416      $(1,365)   $   544
                           =========  =========    =========  =========   ========== ==========


                           Lumber Trading Group    Corporate Activities          Total
                           --------------------    --------------------   ---------------------
                             1998       1997         1998       1997        1998       1997
                           ---------  ---------    ---------  ---------   ---------- ----------


Revenues                   $ 90,659   $ 94,377      $ 1,183    $ 2,116    $ 491,232  $ 448,078
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups        82,033     82,172        8,397      5,611      296,331    262,282
Interest expense              4,253      3,949       13,338      5,273      113,552     96,261
Income tax provision
   (benefit)                  2,089      3,260       (9,463)    (2,312)        (862)     9,416
                           ---------  ---------    ---------  ---------   ---------- ----------

                             88,375     89,381       12,272      8,572      409,021    367,959
                           ---------  ---------    ---------  ---------   ---------- ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                   $ 2,284    $ 4,996     ($11,089)  ($ 6,456)    $ 82,211   $ 80,119
                           =========  =========    =========  =========   ========== ==========


Reconciliation to net earnings:

Earnings before depreciation,
   amortization and deferred taxes (EBDT)                                  $ 82,211   $ 80,119

Depreciation and amortization - real estate Groups                          (61,432)   (51,964)

Deferred taxes - real estate Groups                                          (9,989)    (2,467)

Gain (loss) on disposition of properties, net of tax                         18,722    (23,356)

Extraordinary gain, net of tax                                               10,952     14,187
                                                                          ---------- ----------

Net earnings                                                               $ 40,464   $ 16,519
                                                                          ========== ==========

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
An action was filed in August 1997 against Forest City Trading Group, Inc. (a wholly-owned subsidiary of the Company) and 10 of its subsidiaries, all of which are in the business of trading lumber. The complaint alleged improper calculation and underpayment of commissions and other related claims. On September 11, 1998 Plaintiffs filed a Motion for Class Certification. On December 8, 1998 the court posted an order denying class certification. The lawsuit is now limited to the original four Plaintiffs which has eliminated any materiality of the lawsuit.

The Company, through subsidiaries, owns a 14.6% interest in the Seven Hills housing development, located in Henderson, Nevada, which is owned by the Silver Canyon Partnership and is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and other entities, including the Company. In addition, separate lawsuits were filed by some of the production homebuilding companies at Seven Hills, against some of the same parties, not including the Company. Each of these lawsuits sought a commitment for public play on the golf course, as well as damages and in October 1998, the court granted play rights. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's financial performance. The Company believes that any exposure will be limited to the Silver Canyon Partnership and is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

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

10.4 First Amendment to Guaranty of Payment of Debt, dated as of the banks namedtherein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

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

* 10.38 Amended and Restated form of Stock Option Agreement effective as of July 16,1998.

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



Date December 15, 1998                   /s/  Thomas G. Smith

                                          Thomas G. Smith, Senior Vice President
                                            and Chief Financial Officer

Date December 15, 1998                   /s/  Linda M. Kane

                                          Linda M. Kane, Vice President,
                                            Corporate Controller

                                                                   Exhibit 10.38

                              AMENDED AND RESTATED

                        1996 STOCK OPTION GRANT AGREEMENT


     THIS AMENDED AND RESTATED 1996 STOCK OPTION GRANT AGREEMENT (the "Agreement"), effective as of this 16th day of July, 1998, by and between FOREST CITY ENTERPRISES, INC., an Ohio corporation of Cleveland, Ohio, hereinafter referred to as "Company," and __________________, hereinafter referred to as "Employee."

                                   WITNESSETH:

     WHEREAS, the Board of Directors of the Company is of the opinion that the interests of the Company and its shareholders will be advanced by affording present and future participants an opportunity to secure stock ownership in the Company; and

     WHEREAS, pursuant to that certain Agreement effective September 9, 1996, as amended by that certain First Amendment effective February 17, 1997 (collectively called the "Original Agreement"), the Company granted to the Participant a nonqualified stock option to purchase shares of the presently authorized $0.33 1/3 par value Class A Common Stock of the Company; and

     WHEREAS, the Company now desires to amend and restate the Original Agreement in its entirety to, inter alia, adjust the number of option shares and the option price in relation to the two-for-one stock split effective July 16, 1998, to add a form of written notice to exercise the option and to add a schedule of vesting and exercise rights.

     NOW THEREFORE, in consideration of the premises and the mutual covenants, agreements and promises set forth herein, the parties hereto agree as follows:

     1. GRANT OF OPTION. The Company granted to the Employee as of September 9, 1996 (the "Option Date"), as amended as of February 17, 1997, an incentive stock option ("ISO") to purchase under the 1994 Stock Option Plan (the "Plan") shares of the presently authorized $0.33 1/3 par value Class A Common Stock of the Company. Subsequent to the February 17, 1997 three-for-two stock split and the July 16, 1998 two-for-one stock split, the Employee may purchase an aggregate ______ shares of Class A Common Stock (the "Option") which Option, subject to all the terms and conditions hereinafter set forth, shall be exercisable by the Employee over the option period as hereinafter described.

     2. OPTION PRICE. In connection with the July 16, 1998 two-for-one stock split, the option price with respect to the shares of stock covered by this Agreement (the "Option Shares") shall be $14.375 per share.

     3. VESTING AND TIME OF EXERCISE OF OPTION. The Option granted hereunder shall continue in effect for a period of ten (10) years from the date of the granting of the same, except as such period may be reduced as hereinafter provided with respect to termination of employment, retirement or death of the Employee (the "Term").

     The Option shall be exercisable cumulatively over the option period only in accordance with the following terms, conditions and provisions:

     (a) Except as otherwise provided in the Plan or this Agreement, this Option shall not be exercisable prior to the first business day after the second anniversary of the Option Date, and upon such day the Option shall automatically become vested and exercisable with respect to 25 percent (25%) of the total Option Shares. Thereafter, upon the first business day after the third anniversary of the Option Date, Employee may exercise an additional 25 percent (25%) up to 50 percent (50%) of the aggregate total Option Shares. Upon the first business day after the fourth anniversary and thereafter until the tenth anniversary of the Option Date, the Employee may exercise an additional 50 percent (50%) up to 100 percent (100%) of the aggregate total Option Shares. Schedule I, attached hereto, lists the number of Option Shares the Employee may exercise upon the second, third and fourth through tenth anniversaries of the ten-year Term.

     (b) Except as hereinafter provided, no Option may be exercised unless the Employee is, at the date of such exercise, in the employ of the
          Company or a subsidiary of the Company, and shall have been continuously so employed since the date his Option was granted. Absence or leave from the Company, or a subsidiary of the Company, shall not be considered an interruption of employment for the purposes of this Agreement.

     4. METHOD OF EXERCISE. Option Shares may be purchased pursuant to this Agreement only upon receipt by the Secretary of the Company of notice in writing from Employee of his intention to purchase, specifying the number of shares as to which he desires to exercise his Option, and said notice shall be accompanied by the full amount of the purchase price in the form of: cash, a certified or official bank check, a money order, a cashier's check, or in shares of stock currently owned by the Employee and valued at the fair market value of the shares on the date of exercise. Such form of written notice is attached hereto. In no event shall an Option be exercisable as to less than twenty-five (25) shares at any one time [or all of the remaining shares then subject to the Option, if less than twenty-five (25)].

     5. OPTION CONFERS NO RIGHTS AS COMMON STOCK HOLDER. The Employee shall not be entitled to any privileges of ownership with respect to shares of Class A Common Stock subject to this Option, unless and until purchased and delivered upon the exercise of this Option, in whole or in part, and the Employee becomes a stockholder of record with respect to such delivered shares. The Employee shall not be considered a stockholder of the Company with respect to any such shares not so purchased and delivered.

     6. TERMINATION OF OPTION. In the event the employment of the Employee with the Company, or its subsidiary, shall terminate and prevent him from performing his regular duties for any reason other than disability, death, or retirement with the consent of the Company, all rights to purchase shares pursuant to his Option (including rights to purchase shares thereunder which have accrued but which then remain unexercised) shall forthwith cease and terminate.

     In the event of the termination of the Employee's employment because of Disability (as defined in the Plan), the Option may be exercised by the Employee, to the extent he was entitled to do so on the date of termination of his employment, at any time, but not later than the expiration date stated herein.

     If the Employee's employment shall terminate (i) by reason of his retirement in accordance with the Company's retirement plan, or (ii) with the consent of the Compensation Committee, his right to exercise shall terminate and be forfeited on the expiration date specified herein or three (3) months after the date of such termination, whichever is the shorter period.

     If the Employee shall die during his employment or during a period of Disability, his Option can be exercised by his legal representative at any time during its original term.

     To the extent that the Option of the Employee shall not have been exercised within the period above provided due to his death, retirement or termination because of disability, all further rights to purchase shares pursuant to such Option shall cease and terminate at the expiration of such period.

     7. NON-TRANSFERABILITY OF OPTION. This Option may not be transferred by the Employee other than by Will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Ohio Revised Code or Title I of the Employee Retirement Income Security Act. During the Employee's lifetime, this Option is exercisable only by the Employee or his guardian or legal representative, PROVIDED that if so determined by the Board of Directors, the Employee may, in a manner designated by the Board of Directors, designate a beneficiary to exercise the rights of the Employee under this Option upon the death of the Employee. Absent such a designation, in a case of death, such Option shall be exercisable by the executor, administrator or legal representative of the deceased Employee.

     8. CHANGE IN STOCK CAPITALIZATION. If after the effective date of the Stock Option there is any change in the Common Stock of the Company through the declaration of stock dividends or reclassification, reorganization, redesignation or recapitalization resulting in stock split-ups or combinations or exchanges of shares, or through merger, consolidation, liquidation, or other similar event, the number of shares available for option and the shares subject to any option, and the price per share, shall be appropriately adjusted as determined by the Compensation Committee of the Board of Directors to prevent dilution or enlargement of option rights. The Company shall give the Employee written notice of any change described in this Section 8.

     9. EMPLOYMENT RIGHTS. Nothing contained in the Plan, however, or in any Option granted pursuant to the Plan, shall confer upon any Employee any right to be continued in the employment of the Company or any subsidiary of the Company, or interfere in any way with the right of the Company, or such subsidiary, to terminate his employment at any time.

     10. RIGHTS OF AMENDMENTS TO OPTION PLAN. The Board of Directors may, without further action by the shareholders, from time to time, amend, alter, suspend or terminate the Plan, except as otherwise required by applicable federal securities laws.

     The Plan shall be administered by the Board of Directors of the Company whose interpretation of the terms and provisions thereof shall be final and conclusive.

     11. DELIVERING OF SHARES. The Employee shall give notice of his intent to exercise an Option, and shares shall be delivered by the Company against full payment of the Option Price in respect of the shares delivered, subject to the conditions of Item 4 hereof.

     12. CANCELLATION OF OPTION RIGHTS. The Board of Directors may cancel all unexercised options hereunder if the Employee, after retirement and while having rights to purchase hereunder, engages in employment or activities which in any way directly or indirectly, divert or attempt to divert from the Company any business whatsoever, and which in the opinion of the Board of Directors are contrary to the best interests of the Company.

     13. NOTICES. Any notice to be given hereunder by the Employee shall be sent by certified or registered mail addressed to the Company for the attention of the Chairman of the Board, or the President, at its principle office, 1160 Terminal Tower, 50 Public Square, Cleveland, Ohio 44113, and any notice by the Company to the Employee shall be sent by certified or registered mail addressed to the Employee at _______________________. Either party may, by notice given to the other in accordance with the provisions of this Section, change the address to which subsequent notices shall be sent.

     14. AGREEMENT SUBJECT TO THE PLAN. This Agreement is subject to the provisions of the Plan and shall be interpreted in accordance therewith. The Employee hereby acknowledges receipt of a copy of the Plan.

     15. GOVERNING LAWS. It is intended that (a) this Agreement shall come within the provisions of the Plan and shall qualify as an Incentive Stock Option within the meaning of Section 422(b) of the Internal Revenue Code of 1986, as amended, and shall be construed accordingly, and (b) the Company will treat any deduction under the Internal Revenue Code of 1986, as amended, in respect of shares acquired by the Employee pursuant hereto in such manner as to accord to the Employee the full benefit of Section 422(b) of the Internal Revenue Code of 1986, as amended. This Agreement shall be governed by the laws of the State of Ohio.

     THIS AGREEMENT SUPERSEDES THE ORIGINAL AGREEMENT. Further, this Agreement may not be modified orally. It is understood that wherever the masculine pronouns are used in this Agreement, it is intended to include the feminine pronouns as well as the masculine.

     IN WITNESS WHEREOF, we have hereunto set our hands this ____ day of_______, 1998.

                                        FOREST CITY ENTERPRISES, INC.

                                        ____________________________________
                                        Charles A. Ratner, President


                                        ____________________________________
                                        ________________, Employee