Form 10-K
period 1999-01-31
FOREST CITY ENTERPRISES INC
filed 1999-04-27
CIK 38067

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF 1934 [NO FEE REQUIRED]
For the fiscal year ended        January 31,1999
                           ----------------------------------
                                           OR

[   ]   TRANSITION REPORT R 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------     --------------------

                          Commission file number 1-4372
                                                -------
                          FOREST CITY ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


              Ohio                                            34-0863886
----------------------------------------              --------------------------
(State of incorporation)                                  (I.R.S. Employer
                                                        Identification No.)
        1100 Terminal Tower
   50 Public Square   Cleveland, Ohio                             44113
---------------------------------------               --------------------------
         (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code          216-621-6060
                                                      --------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
     Title of each class                                   which registered
----------------------------------------              --------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 1, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $276,261,359 and $57,914,494 for Class A and Class B common stock, respectively.

The number of shares of registrant's  common stock  outstanding on March 1, 1999
was   19,281,816   and  10,701,296  for  Class  A  and  Class  B  common  stock, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1999 (1998 Annual Report to Shareholders) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 8, 1999 are incorporated by reference into Part III of this Form 10-K.

                          FOREST CITY ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K
                                JANUARY 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.    Business                                                            2
Item 2.    Properties                                                          5
Item 3.    Legal Proceedings                                                   5
Item 4.    Submission of Matters to a Vote of Security Holders                 5
Item 4A.   Executive Officers of the Registrant                                6

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                 8
Item 6.    Selected Financial Data                                             8
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk          8
Item 8.    Financial Statements and Supplementary Data                        11
Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           11

                                    PART III

Item 10    Directors and Executive Officers of the Registrant                 12
Item 11    Executive Compensation                                             12
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                         12
Item 13.   Certain Relationships and Related Transactions                     12

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                           13
           Signatures                                                         25

                                     PART I



Item 1. Business

     Founded 79 years ago and publicly traded since 1960, Forest City Enterprises, Inc. (with its Subsidiaries, the "Company" or "Forest City") owns, develops, acquires and manages commercial and residential real estate projects in 21 states and the District of Columbia. At January 31, 1999, the Company had $3.4 billion in consolidated assets, of which approximately $3.1 billion was invested in real estate.

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


Commercial Group

     The Company has developed retail projects for more than 50 years and office, mixed-use and hotel projects for more than 30 years. Today, the Commercial Group owns a diverse portfolio in both urban and suburban locations in 12 states. The Commercial Group targets densely populated locations where it uses its expertise to develop complex projects, often employing public/private partnerships. As of January 31, 1999, the Commercial Group owned interests in 65 completed projects, including 35 retail properties, 23 office properties and seven hotels.

     The Company opened its first strip shopping center in 1948, and its first enclosed regional mall in 1962. Since then, it has developed urban retail centers, entertainment based centers, community centers and power centers focused on "big box" retailing (collectively, "Specialty Retail Centers"), as well as regional malls. As of January 31, 1999, the Commercial Group's existing shopping center portfolio consisted of 13 regional malls with a total GLA of
3.9 million square feet and 22 Specialty Retail Centers with a total GLA of 4.3 million square feet.

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

     At January 31, 1999, the Company's operating portfolio of office/mixed-use and hotel projects consists of 23 office buildings containing 6.9 million square feet, including mixed-use projects with an aggregate of 259,000 gross leasable square feet of retail space and seven hotels with 2,032 rooms.

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

     At January 31, 1999, the Residential Group's operating portfolio consists of 33,692 units in 114 properties in which Forest City has an ownership interest, including 7,695 units of syndicated senior citizen subsidized housing in 45 buildings that the Company manages and in which it owns a residual interest.


Land Group

     The Company has been in the land business since the 1930's. The Land Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. The Land Group projects attract national, regional and local builders. The Land Group develops raw land into master planned communities, mixed-use and other residential developments and currently owns more than 5,400 acres of undeveloped land for this purpose. The Company currently has major land development projects in seven states.

     Historically, the Land Group's activities focused on land development projects in northeast Ohio. Over time, the Group's activities expanded to larger, more complex projects, and regional expansion into western New York State. In the last ten years, the Group has extended its activities on a national basis, first in Arizona, and more recently in North Carolina, Florida, Nevada and Colorado.

     In addition to the sales activities of the Land Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds from such land sales are included in the revenues of such Groups.

Forest City Trading Group

     The Company's original business was selling lumber to homebuilders. The Company expanded this business in 1969 through its acquisition of Forest City Trading Group, Inc., which is a lumber wholesaler to customers in all 50 states and all Canadian provinces. Through 11 strategically located trading offices in the United States and Canada, employing over 300 traders, Forest City sold the equivalent of eight billion board feet of lumber in 1998, with a gross sales volume of nearly $3 billion, making the Company one of the largest lumber wholesalers in North America.

     The Lumber Trading Group currently has offices in nine states and Vancouver, British Columbia. The Company opens offices in response to the changing demands of the lumber industry.

     The Lumber Trading Group's core business is supplying lumber for new home construction and to the repair and remodeling markets. Approximately 65% of the Lumber Trading Group's sales for 1998 involve back-to-back trades in which the Company brings together a buyer and seller for an immediate purchase and sale. The balance of transactions are trades in which the Company takes a short-term ownership position and is at risk for lumber market fluctuations. This risk, however, is reduced by the implementation of our lumber hedging strategy.

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


Number of Employees

     The Company had 3,860 employees as of January 31,1999, of which 2,871 were full-time and 989 were part-time.


Segments of Business

     Financial information about industry segments required by this item is incorporated by reference to Note K "Segment Information" which appears on page 36 of the 1998 Annual Report to Shareholders.

Item 2. Properties

     The Corporate headquarters of Forest City Enterprises, Inc. is located in Cleveland, Ohio and is owned by the Company. Regional offices are located in New York, Los Angeles, Boston, Tucson, Washington, D. C., Denver, and San Francisco. Forest City Trading Group, Inc. maintains its headquarters in Portland, Oregon. It has seven other offices and one processing plant located in Oregon, nine additional offices in eight other states and one sales office in Canada.

     The "Forest City Rental Properties Corporation Portfolio of Real Estate," presented on pages 22 and 23 of the 1998 Annual Report to Shareholders, lists the shopping centers, office buildings, hotels and apartments in which Forest City Rental Properties Corporation has an interest and is incorporated herein by reference.


Item 3. Legal Proceedings

     An action was filed in August 1997 against Forest City Trading Group, Inc. (a wholly-owned subsidiary of the Company) and 10 of its subsidiaries, all of which are in the business of trading lumber. The complaint alleged improper calculation and underpayment of commissions and other related claims. On September 11, 1998 Plaintiffs filed a Motion for Class Certification. On December 8, 1998 the court posted an order denying class certification. On April 5, 1999 the original four Plaintiffs filed a notice of dismissal of this lawsuit without prejudice in state court. On April 16, 1999, the case was re-filed in Federal court against Forest City Trading Group, Inc. and four of its subsidiaries. The Defendants will vigorously defend the allegations. This litigation is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

     The Company, through subsidiaries, owns a 14.6% interest in the Seven Hills housing development, located in Henderson, Nevada, which is owned by the Silver Canyon Partnership and is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and other entities, including the Company. In addition, separate lawsuits were filed by some of the production homebuilding companies at Seven Hills, against some of the same parties, not including the Company. Each of these lawsuits sought a commitment for public play on the golf course, as well as damages and, in October 1998, the court granted play rights. In February 1999 the owner of the golf course filed a cross-claim against the Silver Canyon Partnership and the Company. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's financial performance. The Company believes that any exposure will be limited to the Silver Canyon Partnership and is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter.

Item 4 (A).  Executive Officers of the Registrant

     The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 1999.

     The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 8, 1999.

                                                          Date
Name and Position(s) Held                               Appointed            Age
---------------------------------------------           ---------            ---
Albert B. Ratner
Co-Chairman of the Board of Directors of
the Company since June 1995, Vice Chairman
of the Board of the Company from June 1993
to June 1995, Chief Executive Officer prior
to July 1995 and President prior to July 1993.           6-13-95             71

Samuel H. Miller
Co-Chairman of the Board of Directors of
the Company since June 1995, Chairman of the
Board of the Company from June 1993 to June
1995 and Vice Chairman of the Board, Chief
Operating Officer of the Company prior to June 1993,
Treasurer of the Company since December 1992.            6-13-95             77

Nathan Shafran
Honorary Vice Chairman of the Board of Directors
since June 1997, Vice Chairman of the Board of
Directors of the Company prior to June 1997.             3-11-87             85

Charles A. Ratner
President of the Company since June 1993,
Chief Executive Officer of the Company since
June 1995, Chief Operating Officer from June
1993 to June 1995 and Executive Vice
President prior to June 1993, Director.                  6-13-95             57

James A. Ratner
Executive Vice President, Director, Officer
of various subsidiary corporations.                      3-09-88             54

Ronald A. Ratner
Executive Vice President, Director, Officer
of various subsidiary corporations.                      3-09-88             52

Thomas G. Smith
Senior Vice President, Chief Financial Officer,
Secretary, Officer of various subsidiary corporations.   9-03-85             58

William M. Warren
Senior Vice President, General Counsel and
Assistant Secretary.                                     5-16-72             70


                                                          Date
Name and Position(s) Held                               Appointed            Age
----------------------------------------------          ---------            ---
Brian J. Ratner
Senior Vice President--East Coast Development
since January 1997, Vice President--Urban
Entertainment from June 1995 to December 1996,
Vice President from May 1994 to June 1995
and an officer of various subsidiaries.                  1-01-97             41

Linda M. Kane
Vice President and Corporate Controller since
April 1995, Asset Manager--Commercial Group
from July 1992 to April 1995 and Financial
Manager--Residential Group from October 1990
to July 1992.                                            4-01-95             41


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

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Information   required  by  this  item  is  incorporated  by  reference  to
"Quarterly Consolidated Financial Data (Unaudited)" which appears on page 42 of the 1998 Annual Report to Shareholders.


Item 6. Selected Financial Data

     The information required by this item is incorporated by reference to "Selected Financial Data" on page 24 of the 1998 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 43 through 51 of the 1998 Annual Report to Shareholders.


Item 7 (A). Quantitative and Qualitative Disclosures About Market Risk


     The Company's primary market risk exposure is interest rate risk. At January 31, 1999, the Company had approximately $633,400,000 of variable-rate debt outstanding. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

     To reduce the effects of significant increases in interest rates on the amounts payable with respect to the Company's variable-rate debt, the Company makes use of interest rate exchange agreements, including interest rate caps and swaps, primarily to manage interest rate risk associated with variable-rate debt. The Company had purchased London Interbank Offered Rate ("LIBOR") interest rate caps as follows.

      Cap
      Strike                                                       Principal
      Rate                           Period                       Outstanding
      ----                     -------------------               ------------
      6.50%                    02/01/99 - 01/31/00               $394,503,000
      6.50%                    02/01/00 - 01/31/01                457,613,000
      6.50%                    02/01/01 - 07/31/01                362,577,000
      7.00%                    08/01/01 - 02/01/02                362,577,000
      6.75%                    09/01/00 - 09/01/03                 79,929,000

     The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In addition, to reduce the effect of upward fluctuations in future interest rates, the Company has purchased 10-year Treasury Options at a strike rate of 6.00% in the amounts of $170,850,000, $41,252,000 and $38,677,000 with the exercise dates of February 2000, April 2001 and August 2001, respectively.

Item  7  (A).  Quantitative  and  Qualitative   Disclosures  About  Market  Risk
(continued)

     At January 31, 1999, the Company had $105,000,000 outstanding under its $225,000,000 revolving credit facility, which bears interest at LIBOR plus 2%. The Company has entered into a one-year 5.125% LIBOR option expiring January 3, 2000 on $75,000,000 for its revolving credit line. Additionally, the Company has purchased a 6.50% LIBOR interest rate cap for 2000 and an average 6.75% LIBOR interest rate cap for 2001 at notional amounts of $42,387,000 and $37,423,000, respectively.

     At January 31, 1999, the Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed-rate debt at that date of $1,836,321,000 to a liability of approximately $1,953,000,000. The sensitivity to changes in interest rates of the Company's fixed-rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above. The Company intends to monitor and manage interest costs on its variable debt portfolio and may enter into swap positions based on market fluctuations.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                    Expected Maturity  Date
                                    ----------------------------------------------------------------
          Long-Term Debt                 1999             2000            2001            2002
---------------------------------------------------   ------------- --------------- ---------------
Fixed:
    Fixed rate debt (1)               $ 161,922,344   $  93,540,672 $    82,559,907 $    55,709,175
    Weighted average interest rate            7.60%           8.10%           8.27%           7.66%

    UDAG (1)                                 49,561       1,033,055      10,481,224         541,722
    Weighted average interest rate            6.96%           0.35%           7.99%           7.73%

    Senior notes                                  -               -               -               -
    Weighted average interest rate
                                   ---------------- --------------- --------------- ---------------
Total Fixed Rate Debt                   161,971,905      94,573,727      93,041,131      56,250,897
                                   ---------------- --------------- --------------- ---------------

Variable:
    Variable rate debt (1) (2)           86,303,633     121,648,500      17,302,492      89,540,811
    Weighted average interest rate

    Tax exempt (1)                        1,175,000      55,980,001      32,156,689               -
    Weighted average interest rate

    Revolving credit facility                     -     105,000,000               -               -
    Weighted average interest rate
                                      ------------- --------------- --------------- ---------------
Total Variable Rate Debt                 87,478,633     282,628,501      49,459,181      89,540,811
                                      ------------- --------------- --------------- ---------------
Total Long-Term Debt                  $ 249,450,538   $ 377,202,228 $   142,500,312 $   145,791,708
                                      ============= =============== =============== ===============


                                          Expected Maturity Date          Total        Fair Market
                                       ----------------------------   Outstanding         Value
          Long-Term Debt                 2003          Thereafter        1/31/99         1/31/99
--------------------------------------------------- --------------- --------------- ---------------
Fixed:
    Fixed rate debt (1)               $  85,395,730 $ 1,096,603,124 $ 1,575,730,952 $ 1,590,449,430
    Weighted average interest rate            8.32%           7.44%           7.59%

    UDAG (1)                                163,085      57,489,122      69,757,769      44,871,490
    Weighted average interest rate            2.78%           1.57%           2.57%

    Senior notes                                  -     200,000,000     200,000,000     201,000,000
    Weighted average interest rate                            8.50%           8.50%
                                      ------------- --------------- --------------- ---------------
Total Fixed Rate Debt                    85,558,815   1,354,092,246   1,845,488,721   1,836,320,920
                                      ------------- --------------- --------------- ---------------

Variable:
    Variable rate debt (1) (2)           33,814,478      25,354,127     373,964,041     373,964,041
    Weighted average interest rate                                            7.09%

    Tax exempt (1)                                -      65,107,999     154,419,689     154,419,689
    Weighted average interest rate                                            3.66%

    Revolving credit facility                     -               -     105,000,000     105,000,000
    Weighted average interest rate                                            7.13%

                                      ------------- --------------- --------------- ---------------
Total Variable Rate Debt                 33,814,478      90,462,126     633,383,730     633,383,730
                                      ------------- --------------- --------------- ---------------
Total Long-Term Debt                  $ 119,373,293 $ 1,444,554,372   2,478,872,451 $ 2,469,704,650
                                      ============= =============== =============== ===============

      (1) Represents nonrecourse debt.
      (2) As of January 31, 1999, $219,003,000 of variable-rate debt has been hedged via $133,479,000 of 1-year LIBOR contracts and $85,524,000 of LIBOR-based swaps that have a combined remaining average life of 0.65 years.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this item are incorporated by reference to "Report of Independent Accountants," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Quarterly Consolidated Financial Data (Unaudited)" located on pages 25 through 42 of the 1998 Annual Report to Shareholders.

     Financial  Statement  Schedule II, "Valuation and Qualifying  Accounts" and
Schedule III, "Real Estate and Accumulated Depreciation" are included in Part IV, Item 14(d).


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

     (a) Identification of Directors is contained in a definitive proxy statement which the registrant anticipates will be filed by May 3, 1999 and is incorporated herein by reference.

     (b) Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in
          Part I of this Form 10-K.

     (c) The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the registrant anticipates will be filed by May 3, 1999 and is incorporated herein by reference.


Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions

     Information required under these sections is contained in a definitive proxy statement which the registrant anticipates will be filed by May 3, 1999 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) List of documents filed as part of this report.

          1.   The  following   financial   statements  and  supplementary  data
               included  in  the  1998  Annual   Report  to   Shareholders   are
               incorporated by reference in Part II, Item 8.

               Report of Independent Accountants
               Consolidated Balance Sheets - January 31, 1999 and 1998 Consolidated Statements of Earnings for the three years ended
                  January 31, 1999
               Consolidated Statements of Shareholders' Equity for the three years ended January 31, 1999
               Consolidated Statements of Cash Flows for the three years ended
                  January 31, 1999
               Notes to Consolidated Financial Statements
               Quarterly Consolidated Financial Data (Unaudited)

               Individual financial statements of 50% or less owned persons accounted for by the equity method have been omitted because such 50% or less owned persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

          2. Financial statement schedules required by Part II, Item 8 are included in Part IV, Item 14(d):

                                                                        Page No.
               Schedule II - Valuation and Qualifying Accounts
               for the years ended January 31, 1999, 1998 and 1997         21

               Schedule III - Real Estate and Accumulated Depreciation
               at January 31, 1999 with reconciliations  for  the years
               ended January 31, 1999, 1998 and 1997                       22-23

               The report of the independent accountants with respect to the above listed financial statement schedules appears on page 20.

          Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

          3.   Exhibits - see (c) below.

          (b) Reports on Form 8-K filed during the three months ended January 31, 1999: None.

          (c)  Exhibits.

               Exhibit
               Number                      Description of Document


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

               10.2 Guaranty of Payment of Debt, dated as of December 10, 1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                         10.39 the Company's Form 10-Q for the quarter ended October 31, 1997 (File No. 1-4372).

               10.3 First Amendment to Credit Agreement, dated as of January 20, 1998, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

               10.4 First Amendment to Guaranty of Payment of Debt, dated as of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

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

               10.15 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Samuel H. Miller, incorporated by reference to Exhibit
                         10.15 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

               10.16 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit
                         10.16 to the Form 10-K for the year ended January 31, 1998 (File No.1-4372).

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

               10.19 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and James A. Ratner, incorporated by reference to Exhibit
                         10.19 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

               10.20 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Ronald A. Ratner, incorporated by reference to exhibit
                         10.20 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

               10.21 Employment Agreement entered into as of September 25, 1989 by the Company and Nathan P. Shafran, incorporated by reference to Exhibit 10.14 to the Company's Form
                         10-K for the year ended January 31, 1997 (File No. 1-4372).

               10.22 Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit
                         10.19 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

               10.23 Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

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

               10.38 Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

               10.39 Third Amendment to Credit Agreement, dted as of January 29, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administravtive agent, and National City Bank, as syndication agent incorporation by reference to Exhibit 20.1 to the Company's Form 8-K, dated January 29, 1999.

              Exhibit
              Number                        Description of Document

               10.40 Third Amendment to Guaranty of Payment of Debt, dated as of January 29, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated January 29, 1999.

               10.41 Subordination Agreement, dated as of January 29, 1999, by and among Forest City Enterprises, Inc., St. Paul Fire and Marine Insurance Company, St. Paul Mercury Insurance Company, St. Paul Guardian Insurance Company, Seaboard Surety Company, Economy Fire & Casualty
                         Company, Asset Guaranty Insurance Company, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.3 to the Company's Form 8-K, dated January 29, 1999.

             * 10.42     Dividend Reinvestment and Stock Purchase Plan.

             * 10.43     Deferred   Compensation   Plan   for   Executives,
                         effective as of January 1, 1999.

             * 10.44     Deferred   Compensation   Plan   for   Nonemployee
                         Directors, effective as of January 1, 1999.

             * 13        1998 Annual Report to Shareholders.

             * 21        Subsidiaries of the Registrant. See page 24.

             * 23 Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-22695 and 333-41437) and Forms S-8 (Registration No. 33-65054, 33-65058 and 333-61925).

             * 24        Powers of attorney.

             * 27        Financial Data Schedules.

-----------------

             * Filed herewith.

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors
of Forest City Enterprises, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 10, 1999 appearing on page 25 of the 1998 Annual Report to Shareholders of Forest City Enterprises, Inc. and subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





                                              /s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
March 10, 1999


                                            FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                               (in thousands)
                                                                  Additions
                                           Balance at            Charged to                             Balance at
                                           Beginning              Costs and                              End of
Description                                of Period              Expenses            Deductions         Period
-----------                               -----------            ----------           ----------       -----------
Allowance for
  doubtful accounts

  January 31, 1999                          $ 8,169               $ 4,017               $ 4,698 (a)        $   7,488

  January 31, 1998                          $ 4,994               $ 4,794               $ 1,619 (a)        $   8,169

  January 31, 1997                          $ 3,687               $ 2,714               $ 1,407 (a)        $   4,994

(a)  Uncollectible accounts written off.


Reserve  for
  project write-off's

  January 31, 1999                          $ 9,551               $ 2,291(b)            $     0            $  11,842

  January 31, 1998                          $ 9,491               $    60(b)            $     0            $   9,551

  January 31, 1997                          $ 9,491               $     0(b)            $     0            $   9,491


(b) Additions charged to costs and expenses were recorded net of abandoned development projects written off of $7,305, $6,774 and $6,497 for the years ended January 31, 1999, 1998 and 1997, respectively.


                                                           FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                                                    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                                                   Gross amount at
                                                                                                    which carried
                                                   Initial cost       Cost capitalized               at close of
                                                   to Company            subsequent                January 31, 1999
                                Amount of     --------------------      acquisition        --------------------------------
                               Encumbrance            Buildings    ----------------------              Buildings
                              At January 31,              and                    Carrying                and          Total
Description of Property            1999      Land    Improvements  Improvements   costs     Land     Improvements    (A) (B)
-----------------------       -------------- --------------------- ----------------------  ----------------------  ----------
                                                                    (in thousands)
  Miscellaneous investments    $ 499,327     $59,341     $ 477,797    $ 58,389    $ 28,798  $ 69,053   $ 555,272   $ 624,325

Shopping Centers:
Miscellaneous investments        746,679      67,652       651,078     154,354      50,588    80,765     842,907     923,672

Office Buildings:
Miscellaneous investments        787,380      27,058       815,712     143,781      70,500    31,013   1,026,038   1,057,051

Leasehold improvements
 and other equipment:
  Miscellaneous investments            -           -        20,541           -           -         -      20,541      20,541

Under Construction:
  Miscellaneous investments      115,610      46,532       365,540           -           -    46,532     365,540     412,072

Undeveloped Land:
  Miscellaneous investments       24,876      49.837             -           -           -    49,837           -      49,837
                                  ------      ------       -------     -------      ------    ------     -------      ------
     Total                   $ 2,173,872   $ 250,420   $ 2,330,668   $ 356,524   $ 149,886  $277,200  $2,810,298  $3,087,498
                             ===========   =========   ===========   =========   =========  ========  ==========  ==========

                                                                             Range of lives
                                                                             (in years) on
                                                                         which depreciation in
                            Accumulated                                      latest income
                            depreciation                                 statement is computed
                            at January 31, Date of         Date          ---------------------
                               1999(C)    construction    acquired         Bldg   Improvements
                            ------------- ------------    --------       ---------------------
Apartments:
  Miscellaneous investments   $ 123,485    Various               -       Various    Various

Shopping Centers:
Miscellaneous investments       160,552    Various               -       Various    Various

Office Buildings:
Miscellaneous investments       193,215    Various               -       Various    Various

Leasehold improvements
 and other equipment:
  Miscellaneous investments      14,041          -          Various      Various    Various

Under Construction:
  Miscellaneous investments           -

Undeveloped Land:
  Miscellaneous investments           -
                              ---------
     Total                    $ 491,293
                              =========

(A) The aggregate cost at January 31, 1999 for federal income tax purposes was $2,879,517.
       For (B) and (C) refer to the following pages.

                                                              (Continued)



                                                             FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                                                   SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                                    For the Years Ended January 31,
                                                                      --------------------------------------------------------------
                                                                         1999                     1998                       1997
                                                                      ---------             --------------                ---------
                                                                                            (in thousands)
(B)  Reconciliations of total real estate carrying value are as follows:


     Balance at beginning of period                                   $2,704,560               $2,520,179                $2,425,083

       Additions during period -
           Improvements                                                  327,471                  205,051                   148,025
           Other acquisitions                                            156,879                   90,438                    22,264
                                                                      ----------               ----------                   -------
                                                                         484,350                  295,489                   170,289
                                                                      ----------               ----------                   -------
       Deductions during period -
           Cost of real estate sold                                     (101,412)                (111,108)                  (75,193)
                                                                      ----------               ----------                  --------
    Balance at end of period                                          $3,087,498               $2,704,560                $2,520,179
                                                                      ==========               ==========                ==========

(C)  Reconciliations of accumulated depreciation are as follows:

     Balance at beginning of period                                     $448,634                 $399,830                  $347,912

         Additions during period -
           Charged to profit or loss                                      61,908                   56,923                    52,979

       Deductions during period -
           Retirement and sales                                          (19,249)                  (8,119)                   (1,061)
                                                                        --------                  -------                   -------
     Balance at end of period                                           $491,293                $ 448,634                 $ 399,830
                                                                        ========                =========                 =========

Item 14. Exhibit 21 - Parents and Subsidiaries

The voting securities of the subsidiaries below are in each case owned by Forest City Enterprises, Inc. except where a subsidiary's name is indented, in which case that subsidiary's voting securities are owned by the next preceding subsidiary whose name is not so indented.

                                                Percentage of
                                               Voting Securities
                                                 Owned By             State of
         Name of Subsidiary                    Immediate Parent    Incorporation
---------------------------------------        -----------------   -------------
Forest City Rental Properties Corporation            100               Ohio
    Forest City Commercial Group, Inc.               100               Ohio
        Central Station Limited Partnership          100               Illinois
        Temecula Power Center LLC                    100               Ohio
    Forest City Residential Group, Inc.              100               Ohio
Forest City Trading Group, Inc.                      100               Oregon
Sunrise Development Company                          100               Ohio
   Sunrise Land Company                              100               Ohio
        FC Granite, Inc.                             100               Ohio

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   FOREST CITY ENTERPRISES, INC.
                                                          (Registrant)

DATE:  April 27, 1999  BY:       /s/ Charles A. Ratner
       --------------          --------------------------
                      (Charles A. Ratner, President and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                        Date
--------------------    -----------------------------------------  -------------
/s/ Albert B. Ratner    Co-Chairman of the Board and Director     April 27, 1999
(Albert B. Ratner)

/s/ Samuel H. Miller    Co-Chairman of the Board, Treasurer       April 27, 1999
(Samuel H. Miller)      and Director

             *          President, Chief Executive Officer        April 27, 1999
(Charles A. Ratner)     and Director (Principal Executive Officer)

/s/ Thomas G. Smith     Senior Vice President, Chief              April 27, 1999
(Thomas G. Smith)       Financial Officer and Secretary
                        (Principal Financial Officer)

/s/ Linda M. Kane       Vice President and Corporate Controller   April 27, 1999
(Linda M. Kane)        (Principal Accounting Officer)

/s/ James A. Ratner     Executive Vice President and Director     April 27, 1999
(James A. Ratner)

/s/ Ronald A. Ratner    Executive Vice President and Director     April 27, 1999
(Ronald A. Ratner)

/s/ Brian J. Ratner     Senior Vice President and Director        April 27, 1999
(Brian J. Ratner)

/s/ Deborah Ratner Salzberg     Director                          April 27, 1999
(Deborah Ratner Salzberg)


Signature                          Title                                Date
------------------------------  ---------                         --------------
/s/ Michael P. Esposito, Jr.    Director                          April 27, 1999
(Michael P. Esposito, Jr.)

/s/ Scott S. Cowen              Director                          April 27, 1999
(Scott S. Cowen)

/s/ Jerry V. Jarrett            Director                          April 27, 1999
(Jerry V. Jarrett)

/s/ Joan K. Shafran             Director                          April 27, 1999
(Joan K. Shafran)

/s/ Louis Stokes                Director                          April 27, 1999
(Louis Stokes)


The Registrant plans to furnish security holders a copy of the Annual Report and Proxy material by May 3, 1999.

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

By:  /s/  Charles A. Ratner                                     April  27,  1999
(Charles A. Ratner, Attorney-in-Fact)

                                Exhibit Index
                                -------------
               Exhibit
               Number                      Description of Document


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

               10.2 Guaranty of Payment of Debt, dated as of December 10, 1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                         10.39 the Company's Form 10-Q for the quarter ended October 31, 1997 (File No. 1-4372).

               10.3 First Amendment to Credit Agreement, dated as of January 20, 1998, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

               10.4 First Amendment to Guaranty of Payment of Debt, dated as of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

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

               10.15 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Samuel H. Miller, incorporated by reference to Exhibit
                         10.15 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

               10.16 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit
                         10.16 to the Form 10-K for the year ended January 31, 1998 (File No.1-4372).

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

               10.19 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and James A. Ratner, incorporated by reference to Exhibit
                         10.19 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

               10.20 Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Ronald A. Ratner, incorporated by reference to exhibit
                         10.20 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

               10.21 Employment Agreement entered into as of September 25, 1989 by the Company and Nathan P. Shafran, incorporated by reference to Exhibit 10.14 to the Company's Form
                         10-K for the year ended January 31, 1997 (File No. 1-4372).

               10.22 Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit
                         10.19 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

               10.23 Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

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

               10.38 Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

               10.39 Third Amendment to Credit Agreement, dted as of January 29, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administravtive agent, and National City Bank, as syndication agent incorporation by reference to Exhibit 20.1 to the Company's Form 8-K, dated January 29, 1999.

              Exhibit
              Number                        Description of Document

               10.40 Third Amendment to Guaranty of Payment of Debt, dated as of January 29, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated January 29, 1999.

               10.41 Subordination Agreement, dated as of January 29, 1999, by and among Forest City Enterprises, Inc., St. Paul Fire and Marine Insurance Company, St. Paul Mercury Insurance Company, St. Paul Guardian Insurance Company, Seaboard Surety Company, Economy Fire & Casualty
                         Company, Asset Guaranty Insurance Company, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.3 to the Company's Form 8-K, dated January 29, 1999.

             * 10.42     Dividend Reinvestment and Stock Purchase Plan.

             * 10.43     Deferred   Compensation   Plan   for   Executives,
                         effective as of January 1, 1999.

             * 10.44     Deferred   Compensation   Plan   for   Nonemployee
                         Directors, effective as of January 1, 1999.

             * 13        1998 Annual Report to Shareholders.

             * 21        Subsidiaries of the Registrant. See page 24.

             * 23 Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-22695 and 333-41437) and Forms S-8 (Registration No. 33-65054, 33-65058 and 333-61925).

             * 24        Powers of attorney.

             * 27        Financial Data Schedules.

-----------------

             * Filed herewith.