Form 10-Q
period 1999-04-30
FOREST CITY ENTERPRISES INC
filed 1999-06-14
CIK 38067

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                   April 30, 1999
                  -----------------------------------

Commission file number     1-4372
                       ------------------------------

                          FOREST CITY ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                                           34-0863886
----------------------------------------------                   ----------------------------------------
      (State or other jurisdiction of                                         (I.R.S. Employer
       incorporation or organization)                                         Identification No.)

1100 Terminal Tower
50 Public Square Cleveland, Ohio                                                  44113
----------------------------------------------                   ----------------------------------------
 (Address of principal executive offices)                                       Zip Code

Registrant's telephone number, including area code                     216-621-6060
                                                                 ----------------------------------------


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO
    ------         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                          Outstanding at June 2, 1999
                   -----                          ---------------------------

Class A Common Stock, $.33 1/3 par value               19,286,156  shares

Class B Common Stock, $.33 1/3 par value               10,698,096  shares

                          FOREST CITY ENTERPRISES, INC.

                                      Index
                                      -----

                                                                                       Page No.
                                                                                       --------
Part I.  Financial Information:

      Item 1.   Financial Statements
                Forest City Enterprises,  Inc. and Subsidiaries

                Consolidated Balance Sheets - April 30, 1999
                      (Unaudited) and January 31, 1999                                  3

                Consolidated Statements of Earnings
                      (Unaudited) - Three Months
                      Ended April 30, 1999 and 1998                                     4

                Consolidated Statements of Shareholders' Equity                         5
                      (Unaudited) - Three Months Ended April 30, 1999 and 1998

                Consolidated Statements of Cash Flows (Unaudited) -                     6 - 7
                      Three Months Ended April 30, 1999 and 1998

                Notes to Consolidated Financial Statements
                      (Unaudited)                                                       8 - 10

      Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              11 - 23

      Item 3.   Quantitative and Qualitative Disclosures About Market
                      Risk                                                             24 - 25

Part II.  Other Information

      Item 1.   Legal Proceedings                                                      26

      Item 6.   Exhibits and Reports on Form 8-K                                       26 - 34

Signatures                                                                             35

PART I - FINANCIAL INFORMATION
Item I. Financial Statements

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               April 30, 1999          January 31, 1999
                                                                             ------------------       ------------------
                                                                                (Unaudited)
ASSETS                                                                       (dollars in thousands, except per share data)
Real Estate
  Completed rental properties                                                $       2,696,276         $      2,625,589
  Projects under development                                                           408,998                  412,072
  Land held for development or sale                                                     61,845                   49,837
                                                                             ------------------       ------------------
                                                                                     3,167,119                3,087,498
  Less accumulated depreciation                                                       (508,467)                (491,293)
                                                                             ------------------       ------------------
    Total Real Estate                                                                2,658,652                2,596,205

Cash and equivalents                                                                    65,264                   78,629
Notes and accounts receivable, net                                                     208,729                  229,714
Inventories                                                                             56,685                   47,299
Investments in and advances to affiliates                                              316,097                  301,735
Other assets                                                                           183,735                  183,528
                                                                             ------------------       ------------------
                                                                             $       3,489,162         $      3,437,110
                                                                             ==================       ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                                                   $       2,225,074         $      2,173,872
Accounts payable and accrued expenses                                                  376,984                  398,499
Notes payable                                                                           41,985                   43,929
Long-term debt                                                                         117,000                  105,000
8.5% Senior notes                                                                      200,000                  200,000
Deferred income taxes                                                                  153,865                  150,150
Deferred profit                                                                         33,426                   33,552
                                                                             ------------------       ------------------
        Total Liabilities                                                            3,148,334                3,105,002
                                                                             ------------------       ------------------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
    5,000,000 shares authorized; no shares issued.                                         -                       -
Common stock - $.33 1/3 par value
    Class A, 96,000,000 shares authorized, 19,907,256
        and 19,904,556 shares issued, 19,285,656 and 19,281,606
        outstanding, respectively.                                                       6,637                    6,636
    Class B, convertible, 36,000,000 shares authorized, 10,976,696 and 10,979,396 shares issued, 10,698,596 and 10,701,296
        outstanding, respectively.                                                       3,660                    3,661
                                                                             ------------------       ------------------
                                                                                        10,297                   10,297
Additional paid-in capital                                                             114,273                  114,270
Retained earnings                                                                      223,276                  218,967
                                                                             ------------------       ------------------
                                                                                       347,846                  343,534
Less treasury stock, at cost;  621,600 Class A and 278,100 Class B
    shares and 622,950 Class A and 278,100 Class B shares, respectively.               (11,408)                 (11,426)
Accumulated other comprehensive income                                                   4,390                        -
                                                                             ------------------       ------------------
       Total Shareholders' Equity                                                      340,828                  332,108
                                                                             ------------------       ------------------
                                                                             $       3,489,162         $      3,437,110
                                                                             ==================       ==================

See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                                  Three Months Ended April 30,
                                                                       -------------------------------------------------
                                                                                 1999                        1998
                                                                       ---------------------       ---------------------
                                                                        (dollars in thousands, except per share data)

REVENUES                                                                $           181,694         $           148,623
                                                                       ---------------------       ---------------------

Operating expenses                                                                  112,890                      87,236
Interest expense                                                                     39,645                      36,747
Depreciation and amortization                                                        19,976                      21,428
                                                                       ---------------------       ---------------------
                                                                                    172,511                     145,411
                                                                       ---------------------       ---------------------

Gain on disposition of properties                                                         -                      11,447
                                                                       ---------------------       ---------------------

EARNINGS BEFORE INCOME TAXES                                                          9,183                      14,659
                                                                       ---------------------       ---------------------

INCOME TAX EXPENSE
   Current                                                                            2,590                       1,551
   Deferred                                                                           1,299                       4,600
                                                                       ---------------------       ---------------------
                                                                                      3,889                       6,151
                                                                       ---------------------       ---------------------

NET EARNINGS BEFORE EXTRAORDINARY GAIN                                                5,294                       8,508
Extraordinary gain, net of tax                                                          214                           -
                                                                       ---------------------       ---------------------

NET EARNINGS                                                            $             5,508         $             8,508
                                                                       =====================       =====================



BASIC AND DILUTED EARNINGS PER COMMON SHARE

    Net earnings before extraordinary gain, net of tax                  $              0.17         $              0.28
    Extraordinary gain, net of tax                                                     0.01                        -
                                                                       ---------------------       ---------------------

NET EARNINGS                                                            $              0.18         $              0.28
                                                                       =====================       =====================



See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                        Common Stock
                                                                -------------------------------------------------------------
                                                                           Class A                       Class B
                                               Comprehensive    -------------------------------------------------------------
                                                  Income              Shares         Amount         Shares            Amount
                                              ---------------   -------------------------------------------------------------
                                                                     (in thousands, except per share data)
  QUARTER ENDED APRIL 30, 1999
  ----------------------------

  Balances at January 31, 1999                                           19,905        $6,636          10,979         $3,661

  Comprehensive income
    Net earnings                                      $5,508
    Other comprehensive income, net of tax
       Unrealized gain on securities                   4,390
                                              ---------------
  Total comprehensive income                          $9,898
                                              ===============

  Dividends: $.04 per share

  Conversion of Class B shares
     to Class A shares                                                        2             1              (2)            (1)

  Sale of treasury stock

                                                                -------------------------------------------------------------
  BALANCES AT APRIL 30, 1999                                             19,907        $6,637          10,977         $3,660
                                                                =============================================================


  QUARTER ENDED APRIL 30, 1998
  ----------------------------

  Balances at January 31, 1998, as restated
   for a two-for-one stock split effective
   July 16, 1998                                                         19,813        $6,606          11,071         $3,691

  Comprehensive income
    Net earnings                                      $8,508
    Other comprehensive income, net of tax
       None                                                -
                                              ---------------
  Total comprehensive income                          $8,508
                                              ===============

  Dividends: $.035 per share

  Conversion of Class B shares
     to Class A shares                                                       25             8             (25)            (8)
                                                                -------------------------------------------------------------
  BALANCES AT APRIL 30, 1998                                             19,838        $6,614          11,046         $3,683
                                                                =============================================================



                                                                                                       Accumulated
                                             Additional                       Treasury Stock             Other          Total
                                              Paid-In     Retained     ----------------------------  Comprehensive  Shareholders'
                                              Capital     Earnings        Shares         Amount          Income        Equity
                                             --------------------------------------------------------------------------------------
                                                                   (in thousands, except per share data)
  QUARTER ENDED APRIL 30, 1999
  ----------------------------

  Balances at January 31, 1999                 $114,270     $218,967       901     $     (11,426)            $ -          $332,108

  Comprehensive income
    Net earnings                                               5,508                                                         5,508
    Other comprehensive income, net of tax
       Unrealized gain on securities                                                                       4,390             4,390

  Total comprehensive income


  Dividends: $.04 per share                                   (1,199)                                                       (1,199)

  Conversion of Class B shares
     to Class A shares                                                                                                           -

  Sale of treasury stock                              3                     (1)               18                                21

                                             --------------------------------------------------------------------------------------
  BALANCES AT APRIL 30, 1999                   $114,273     $223,276       900     $     (11,408)         $4,390          $340,828
                                             ======================================================================================


  QUARTER ENDED APRIL 30, 1998
  ----------------------------

  Balances at January 31, 1998, as restated
   for a two-for-one stock split effective
   July 16, 1998                               $114,270     $168,864       905     $     (11,486)            $ -          $281,945

  Comprehensive income
    Net earnings                                               8,508                                                         8,508
    Other comprehensive income, net of tax
       None                                                                                                    -                 -

  Total comprehensive income


  Dividends: $.035 per share                                  (1,049)                                                       (1,049)

  Conversion of Class B shares
     to Class A shares                                                                                                           -
                                             --------------------------------------------------------------------------------------
  BALANCES AT APRIL 30, 1998                   $114,270     $176,323       905     $     (11,486)            $ -          $289,404
                                             ======================================================================================

  See notes to consolidated financial statements.

                         FOREST CITY ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Three Months Ended April 30,
                                                                   -------------------------------------
                                                                         1999                1998
                                                                   =================   =================
                                                                              (in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES
      Rents and other revenues received                            $        195,937    $        145,113
      Proceeds from land sales                                                6,616               4,974
      Land development expenditures                                         (15,606)             (9,663)
      Operating expenditures                                               (121,118)           (110,695)
      Interest paid                                                         (42,399)            (38,419)
                                                                   -----------------   -----------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               23,430              (8,690)
                                                                   -----------------   -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                  (81,328)           (100,564)
      Proceeds from disposition of assets                                         -              31,622
      Investments in and advances to affiliates                             (14,362)            (35,141)
                                                                   -----------------   -----------------
          NET CASH USED IN INVESTING ACTIVITIES                             (95,690)           (104,083)
                                                                   -----------------   -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of senior notes                                      -             200,000
      Payments on senior notes issuance costs                                     -              (5,335)
      Increase in nonrecourse mortgage and long-term debt                   137,633             177,327
      Principal payments on nonrecourse mortgage debt on real estate        (73,431)           (140,014)
      Payments on long-term debt                                                  -            (114,000)
      Increase in notes payable                                              19,744               6,613
      Payments on notes payable                                             (21,688)               (867)
      Change in restricted cash and book overdrafts                          (1,269)             14,749
      Payment of deferred financing costs                                      (916)             (5,618)
      Sale of treasury stock                                                     21                   -
      Dividends paid to shareholders                                         (1,199)             (1,049)
                                                                   -----------------   -----------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                         58,895             131,806
                                                                   -----------------   -----------------

 NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                            (13,365)             19,033
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                 78,629              54,854
                                                                   -----------------   -----------------
 CASH AND EQUIVALENTS AT END OF PERIOD                             $         65,264    $         73,887
                                                                   =================   =================

                          FOREST CITY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended April 30,
                                                                           ------------------------------

                                                                                1999              1998
                                                                           ==============     ===========
                                                                           (in thousands)

 RECONCILIATION OF NET EARNINGS TO CASH PROVIDED BY OPERATING ACTIVITIES
 NET EARNINGS                                                                   $   5,508     $     8,508
      Depreciation                                                                 17,257          15,225
      Amortization                                                                  2,719           6,203
      Deferred income taxes                                                           843           4,562
      Gain on disposition of properties                                                 -         (11,447)
      Extraordinary gain                                                             (353)              -
      Decrease in commercial land included in projects
       under development                                                           10,126               -
      Increase in land held for development or sale                               (12,008)         (5,194)
      Decrease in notes and accounts receivable                                    20,985           4,105
      (Increase) decrease in inventories                                           (9,386)            586
      Decrease (increase) in other assets                                           9,479            (498)
      Decrease in accounts payable and accrued expenses                           (21,614)        (30,805)
      (Decrease) increase in deferred profit                                         (126)             65
                                                                                ---------     -----------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  $  23,430     $    (8,690)
                                                                                =========     ===========


 See notes to consolidated financial statements.

                                  FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (UNAUDITED)

A.       Extraordinary Item
         ------------------
         The extraordinary gain ($353,000 pre-tax) recorded in the first quarter represents extinguishment of non-recourse debt related to Plaza at Robinson Town Centre located in Pittsburgh, Pennsylvania.

B.       Dividends
         ---------
         The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

           Date                     Date of                    Payment                   Amount
         Declared                   Record                       Date                   Per Share
         --------                   ------                       ----                   ---------
         March 11, 1999             June 1, 1999              June 15, 1999                  $.04
         June 8, 1999               September 1, 1999         September 15, 1999             $.05

C.       Earnings per Share
         ------------------
         The reconciliation of the numerator and denominator of basic earnings per share (EPS) with diluted EPS is as follows:

                                           Net Earnings                                  Net Earnings
                                              Before              Weighted Average          Before
                                        Extraordinary Gain       Shares Outstanding   Extraordinary Gain
                                           (Numerator)              (Denominator)         (Per Share)
                                           -----------              -------------         -----------

                   Basic EPS               $  5,294,000               29,983,626              $0.17
                   Dilutive effect of
                      stock options                   -                  178,864                  -
                                           ------------               ----------              -----
                   Diluted EPS             $  5,294,000               30,162,490              $0.17
                                           ============               ==========              =====

D.       Stock Options
         -------------
         In April 1999, the Compensation Committee of the Board of Directors granted 372,800 Class A fixed stock options under the 1994 Stock Option Plan. The options have a term of 10 years, vest over two to four years and have an exercise price of $22.375.

E.       Prior Year Reclassification
         ---------------------------
         Certain prior year figures were reclassified to conform to the current year presentation.

F.       New Accounting Standards
         ------------------------

         Effective February 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires start-up costs and organizational costs be expensed as incurred. The adoption of this accounting principle had no material effect on earnings and financial position.

         The Financial Accounting Standards Board (FASB) is reevaluating the required implementation date for SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company will adopt SFAS 133 on the required implementation date that the FASB will ultimately decide upon.

G.       Segment Information
         -------------------
         Principal business groups are determined by the type of customer served or the product sold. The Commercial Group owns, develops, acquires and operates shopping centers, office buildings and mixed-use projects, including hotels. The Residential Group develops or acquires and operates the Company's multi-family properties. Real Estate Groups are the combined Commercial and Residential Groups. The Land Group owns and develops raw land into master planned communities and other residential developments for resale to users principally in Arizona, Colorado, Florida, Nevada, New York, North Carolina and Ohio. The Lumber Trading Group operates the Company's lumber wholesaling business. Corporate includes interest on corporate borrowings and general administrative expenses.

         The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT"), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles. However, the Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results. The Company's view is that EBDT is also an indicator of the Company's ability to generate cash to meet its funding requirements. EBDT is defined as net earnings from operations before depreciation, amortization and deferred taxes on income and excludes provision for decline in real estate, gain (loss) on disposition of properties and extraordinary items.

         The following tables summarize selected financial data for the Commercial, Residential, Land and Lumber Trading Groups and Corporate. All amounts, including footnotes, are presented in thousands.

         --------------------------------

                                                                                                 -----------------------------------
                                                                                                   For the Quarter Ended April 30,
                                                                                                 -----------------------------------
                                                                                                     Expenditures for Additions
                                                                       Identifiable Assets                  to Real Estate
                                                                --------------------------------------------------------------------
                                                                April 30, 1999     Jan. 31, 1999       1999              1998
                                                                --------------------------------------------------------------------

Commercial Group................................................ $2,400,995         $2,330,624        $49,973           $84,353
Residential Group...............................................    734,788            722,160         17,131            15,895
Land Group......................................................    111,324            100,501         15,464             8,286
Lumber Trading Group............................................    205,582            218,551            826               491
Corporate.......................................................     36,473             65,274            174               115
                                                                 -------------------------------------------------------------------
     Consolidated............................................... $3,489,162         $3,437,110        $83,568          $109,140
                                                                 ===================================================================

                              ------------------------------------------------------------------------------------------------------
                                                                  For the Quarter Ended April 30,
                              ------------------------------------------------------------------------------------------------------
                                                                                                          Depreciation and
                                            Revenues                      Interest Expense               Amortization Expense
                              ------------------------------------------------------------------------------------------------------
                                     1999              1998          1999               1998           1999              1998
                              ------------------------------------------------------------------------------------------------------

Commercial Group..............     $107,026           $85,404       $24,055            $22,841        $15,170           $16,800
Residential Group.............       34,277            31,264         6,485              7,100          4,074             3,879
Land Group....................        5,636             4,952         2,133              2,100             25               129
Lumber Trading Group (1)......       34,626            26,330         1,102              1,316            485               522
Corporate.....................          129               673         5,870              3,390            222                98
                              ------------------------------------------------------------------------------------------------------
     Consolidated.............     $181,694          $148,623       $39,645            $36,747        $19,976           $21,428
                              ======================================================================================================

                                                                                                    Earnings Before Depreciation,
                                                                         Earnings Before              Amortization and Deferred
                                                                     Income Taxes (EBIT) (2)                 Taxes (EBDT)
                                                                --------------------------------------------------------------------
                                                                     1999               1998           1999              1998
                                                                --------------------------------------------------------------------

Commercial Group................................................    $11,819             $5,295        $24,458           $20,818
Residential Group...............................................      6,100              4,155          8,864             7,527
Land Group......................................................     (2,375)            (1,623)        (1,460)             (982)
Lumber Trading Group............................................      2,817                808          1,692               393
Corporate.......................................................     (9,178)            (5,423)        (6,424)           (3,161)
Gain on disposition of properties...............................          -             11,447              -                 -
                                                                --------------------------------------------------------------------
     Consolidated...............................................     $9,183            $14,659         27,130            24,595
                                                                ================================
RECONCILIATION TO NET EARNINGS:
Depreciation and amortization - Real Estate Groups..............................................      (19,244)          (20,679)
Deferred taxes - Real Estate Groups.............................................................       (2,592)           (2,328)
Gain on disposition of properties, net of tax...................................................            -             6,920
Extraordinary gain, net of tax..................................................................          214                 -
                                                                                                ------------------------------------
Net earnings....................................................................................       $5,508            $8,508
                                                                                                ====================================


(1) The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the quarter ended April 30, 1999 and 1998 were approximately $869,000 and $714,000, respectively.

(2) See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three months ended April 30, 1999 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1999 annual report ("Form 10-K").

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

The Company's EBDT for the three months ended April 30, 1999 grew by 10.3% to $27,130,000, or $.90 per share of common stock, from $24,595,000, or $.82 per share of common stock for for the first quarter of 1998, diluted and adjusted for the two-for-one stock split in July 1998. The increase in EBDT is primarily attributable to the acquisitions or openings of 16 properties during 1998 and the opening of the 276,000-square-foot Millennium office building in Cambridge, Massachusetts in February 1999.

RESULTS OF OPERATIONS

The Company reports its results of operations by each of its four principal business groups as it believes it provides the most meaningful understanding of the Company's financial performance.

The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. Net Operating Income ("NOI") is defined as Revenues less Operating Expenses. See the information in the table entitled "Earnings before Depreciation, Amortization and Deferred Taxes" at the end of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

NET OPERATING INCOME FROM REAL ESTATE GROUPS - NOI from the combined Commercial Group and Residential Group ("Real Estate Groups") for the first quarter of 1999 was $67,703,000 compared to $60,069,000 for the first quarter of 1998, a 12.7% increase.

COMMERCIAL GROUP

REVENUES - Revenues for the Commercial Group increased $21,622,000, or 25.3%, to $107,026,000 in the first quarter of 1999 from $85,404,000 in the first quarter of 1998. This increase is primarily the result of property openings and acquisitions. During 1998, Forest City acquired the 292-room Sheraton Hotel at Station Square in Pittsburgh, Pennsylvania and the 324,000-square-foot Fairmont Plaza office building and adjacent 249,000-square-foot Pavilion retail center in San Jose, California, which increased revenues over last year by $5,732,000, $2,979,000 and $664,000, respectively. Phase Two of University Park at MIT in Cambridge, Massachusetts opened during the second quarter of 1998. This mixed-use facility, owned in partnership with MIT, consists of 76,000 square feet of office space, 96,000 square feet of retail space, a 210-room hotel and a 960-space parking facility and generated revenues of $2,186,000 in the first quarter of 1999. Revenues also increased as a result of improved operations at Liberty Center in Pittsburgh, Pennsylvania ($617,000) and The Avenue at Tower City in Cleveland, Ohio ($628,000), as well as the opening of Millenium ($2,231,000). These increases were partially offset by decreases in revenues due to the disposition of the Company's interest in three commercial properties in 1998: the 469,000-square-foot San Vicente office building in Brentwood, California ($340,000), the 695,000-square-foot Summit Park Mall in Wheatfield, New York ($1,261,000) and the Courtyard strip shopping center in Flint, Michigan ($136,000). The Commercial Group also recorded additional land sales of $9,397,000 in the first quarter of 1999 compared to the prior year.

OPERATING AND INTEREST EXPENSES - During the first quarter of 1999, operating expenses for the Commercial Group increased $15,513,000, or 38.3%, to $55,982,000 from $40,469,000 in the first quarter of 1998. The increase in operating expenses was attributable primarily to costs associated with the 1998 acquisition of the Sheraton Hotel at Station Square ($3,008,000), Fairmont Plaza ($958,000) and Pavilion ($285,000). Operating expenses also increased at

 Liberty Center ($437,000) and The Avenue at Tower City ($412,000), and as a result of the 1998 opening of Phase Two at MIT ($1,457,000) and the 1999 opening of Millennium ($169,000). Additional costs associated with increased land sales were $7,547,000 compared to the first quarter of last year. Interest expense for the first quarter of 1999 increased by $1,214,000, or 5.05%, to $24,055,000 from $22,841,000 for the first quarter of 1998. The increase in interest expense is primarily attributable to 1998 and 1999 additions to the Commercial Group portfolio.

RESIDENTIAL GROUP

REVENUES - Revenues for the Residential Group increased by $3,013,000, or 9.6%, in the first quarter of 1999 to $34,277,000 from $31,264,000 in the first quarter of 1998. This increase was attributable to the recognition of development and syndication fees on several projects ($455,000) and as a result of 1998 acquisitions of the 534-unit Woodlake Apartments in Silver Spring, Maryland ($1,196,000), a 50% interest in the 342-unit Park Plaza in Mayfield Heights, Ohio ($319,000) and an additional 20% interest in the 450-unit Studio Colony apartment community in Los Angeles, California ($475,000). In addition, revenues increased in the first quarter of 1999 from the addition of 386 units during 1998 at three apartment communities in Cleveland, Ohio ($216,000) as well as operational increases at Colony Woods ($638,000) and Bayside Village ($162,000). These increases are partially offset by a decrease in revenues from the 1998 disposition of Trolley Plaza in Detroit, Michigan ($687,000).

OPERATING AND INTEREST EXPENSES - Operating expenses for the Residential Group increased by $1,488,000, or 9.2%, in the first quarter of 1999 to $17,618,000 from $16,130,000 in the first quarter of 1998. The increase in operating expenses was primarily due to the 1998 acquisitions of Woodlake Apartments ($542,000), Park Plaza ($142,000) and a 20% interest in Studio Colony ($80,000) and additional costs associated with the generation of increased development fees ($1,088,000). These increases were partially offset by decreases attributable to the sale of Trolley Plaza ($448,000). Interest expense decreased by $615,000 in the first quarter of 1999, or 8.7%, to $6,485,000 from $7,100,000 in the same period of 1998. This decrease is primarily the result of 1998 property dispositions, a reduction in tax exempt interest rates and an increase in interest capitalized on development projects. These decreases were partially offset by increases in interest expense due to 1998 property acquisitions.

LAND GROUP

REVENUES - Revenues for the Land Group increased by $684,000 to $5,636,000 in the first quarter of 1999 from $4,952,000 in the first quarter of 1998. This increase is primarily the result of increased land sales at The Cascades in Brooklyn, Ohio, The Greens at Birkdale Village in Huntersville, North Carolina, and Westwood Lakes in Tampa, Florida. These increases were partially offset by decreases at Silver Lakes in Pembroke, Florida, River Oaks in Kirtland, Ohio and Spring Hill in Macedonia, Ohio.

OPERATING AND INTEREST EXPENSES - Operating expenses increased by $1,404,000 for the first quarter of 1999 to $5,878,000 from $4,474,000 for the first quarter of 1998. The increase in operating expenses is due to costs associated with increased land sales volume over the first quarter of last year and timing of indirect expenses. Interest expense increased by $33,000 in the first quarter of 1999 to $2,133,000 from $2,100,000 in the first quarter of 1998.

LUMBER TRADING GROUP

REVENUES - Revenues for the Lumber Trading Group increased by $8,296,000 in the first quarter of 1999 to $34,626,000 from $26,330,000 in the first quarter of 1998. The increase was primarily due to increased lumber trading margins in the first quarter of 1999 compared to the first quarter of 1998 ($7,649,000) and an increase in volume at Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors ($558,000).

OPERATING AND INTEREST EXPENSES - Operating expenses for the Lumber Trading Group increased by $6,501,000 in the first quarter of 1999 to $30,707,000 from $24,206,000 in the first quarter of 1998. This increase reflected higher variable expenses due to increased trading margins compared to 1998. Interest expense decreased by $214,000 in the first quarter of 1999 to $1,102,000 from $1,316,000 in the first quarter of 1998.

CORPORATE ACTIVITIES

REVENUES - Corporate Activities' revenues decreased $544,000 in the first quarter of 1999 to $129,000 from $673,000 in the first quarter of 1998. Corporate Activities' revenues consist primarily of interest income from investments made by the Company and vary from year to year depending on interest rates and the amount of loans outstanding.

OPERATING AND INTEREST EXPENSES - Operating expenses for Corporate Activities increased $731,000 in the first quarter of 1999 to $3,437,000 from $2,706,000 in the first quarter of 1998. This increase represents additional general corporate expenses including amortization of costs associated with the 1998 public offering of Senior Notes (see "Financial Condition and Liquidity"). Interest expense increased $2,480,000 in the first quarter of 1999 to $5,870,000 from $3,390,000 in the first quarter of 1998. Corporate Activities' interest expense consists primarily of interest expense on the 8.50% Senior Notes (issued on March 16, 1998) and the Revolving Credit Agreement that has not been allocated to a principal business group (see "Financial Condition and Liquidity").

OTHER TRANSACTIONS

GAIN (LOSS) ON DISPOSITION OF PROPERTIES - There was no gain (loss) on disposition of properties for the first quarter of 1999. Gain (loss) on disposition of properties for the first quarter of 1998 totaled a gain of $6,920,000, resulting from the sale of the Company's interests in San Vicente, an office building in Brentwood, California and Courtyard, a strip shopping center in Flint, Michigan.

EXTRAORDINARY GAIN - Extraordinary gain, net of tax, totaled $214,000 for the three months ended April 30, 1999, representing extinguishment of nonrecourse debt and related accrued interest. There was no extraordinary gain for the three months ended April 30, 1998.

INCOME TAXES - Income tax expense for three months ended April 30, 1999 and 1998 totaled $3,889,000 and $6,151,000, respectively. At January 31, 1999, the Company had a net operating loss carryforward ("NOL") for tax purposes of $76,433,000 (generated primarily over time in the ordinary course of business from the significant impact of depreciation expense from real estate properties on the Company's net earnings) which will expire in the years ending January 31, 2006 through January 31, 2011 and general business credits carryovers of $2,432,000 which will expire in the years ending January 31, 2004 through January 31, 2013. The Company's policy is to utilize its NOL before it expires and will consider a variety of strategies to implement that policy.

NET EARNINGS - In the first quarter of 1999, the Company's net earnings were $5,508,000, or $.18 per share of common stock, compared to $8,508,000, or $.28 per share of common stock in the first quarter of 1998. All per share amounts are diluted and adjusted for the two-for-one stock split that was effective July 16, 1998.

EBDT - Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT") is defined as net earnings from operations before depreciation, amortization and deferred taxes on income, and excludes provision for decline in real estate, gain (loss) on disposition of properties and extraordinary items. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are non-cash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are a non-cash item. The provision for decline in real estate is excluded from EBDT because it is a non-cash item that varies from year to year based on factors unrelated to the Company's overall financial performance. The Company excludes gain (loss) on the disposition of properties from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of properties other than commercial land or land held by the Land Group as nonrecurring items. Extraordinary items are generally the result of the restructuring of nonrecourse debt obligations and are not considered to be a component of the Company's operating results.

FINANCIAL CONDITION AND LIQUIDITY

The Company believes that its sources of liquidity and capital are adequate. The Company's principal sources of funds are cash provided by operations, the revolving credit facility and refinancings of existing properties. The Company's principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for its existing portfolio and payments on nonrecourse mortgage debt on real estate.

REVOLVING CREDIT FACILITY - At April 30, 1999, the Company had $117,000,000 outstanding under its $225,000,000 revolving credit facility. The Company's revolving credit facility matures December 10, 2001, unless extended, and allows for up to a combined amount of $30,000,000 in outstanding letters of credit or surety bonds. Outstanding letters of credit reduce the credit available to the Company, and $13,595,000 were outstanding as of April 30, 1999. On each anniversary date, the maturity date may be extended by one year by unanimous consent of the nine participating banks. At the maturity date, the outstanding revolving credit loans, if any, may be converted by the Company to a four-year term loan. The revolving credit available is reduced quarterly by $2,500,000 beginning April 1, 1998. At April 30, 1999, the revolving credit line was $212,500,000.

The revolving credit facility provides, among other things, for: 1) interest rates of 2% over LIBOR or 1/4% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined); and 3) restriction on dividend payments.

The Company has entered into a one-year 5.125% LIBOR option expiring January 3, 2000 on $75,000,000 of the revolving credit line. To further protect borrowings under this facility from variable interest rates, the Company has purchased a 6.50% LIBOR interest rate cap for 2000 and an average 6.75% LIBOR interest rate cap for 2001 at notional amounts of $42,387,000 and $37,423,000, respectively.

SENIOR NOTES - On March 16, 1998, the Company issued $200,000,000 in 8.50% senior notes due March 15, 2008 in a public offering. Net proceeds of $195,500,000 were contributed to the capital of Forest City Rental Properties Corporation, a wholly-owned subsidiary, and were then used to repay $114,000,000 outstanding on its term loan and revolving credit loans. The remaining proceeds were used to finance acquisition and development of real estate projects.

Accrued interest on the senior notes is payable semiannually on March 15 and September 15. The senior notes are unsecured senior obligations of the Company, however, they are subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries, including borrowings under the revolving credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

LUMBER TRADING GROUP - The Lumber Trading Group is financed separately from the rest of the Company's principal business groups. The financing obligations of Lumber Trading Group are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under "Lumber Trading Group Liquidity."

MORTGAGE REFINANCINGS

During the quarter ended April 30, 1999, the Company completed $174,000,000 in financings, including $138,000,000 in refinancings and $36,000,000 for new development projects. The Company is pursuing the refinancing of its nonrecourse mortgage debt which matures within the next 12 months. In addition, the Company is attempting to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2000 and 2001, generally pursuing a strategy of utilizing long-term fixed rate debt and taking advantage of favorable financial market conditions.

INTEREST RATE EXPOSURE

April 30, 1999, the composition of nonrecourse mortgage debt is as follows:

                                    Amount               Rate(1)
                                    ------               -------
                                (in thousands)
Fixed                           $    1,647,011            7.54%
Variable -
     Hedged(2)                         148,291            6.86%
     Unhedged                          206,190            6.70%
     Tax-Exempt                        153,821            4.86%
UDAG and other
subsidized loans (fixed)                69,761            2.57%
                                --------------
                                $    2,225,074            7.07%
                                ==============

(1) The weighted average interest rates shown above include both the base index and the lender margin.
(2) The hedged debt of $148,291 represents $133,479 of 1-year LIBOR contracts and $14,812 of LIBOR-based swaps that have a combined average term of .60 years as of April 30, 1999.

Interest rate caps and swaps are purchased to reduce short-term variable interest rate risk. The Company has purchased 6.50% LIBOR interest rate cap protection for its variable-rate debt portfolio in the amount of $394,503,000 and $457,613,000 for the years ending January 31, 2000 and 2001, respectively. In addition, LIBOR interest rate caps averaging 6.75% in the amount of $362,577,000 and $79,929,000 have been purchased for the year ending January 31, 2002 and the three year period ending September 1, 2003, respectively. In order to reduce the risk associated with increases in interest rates, the Company has purchased 10-year Treasury Options at a strike rate of 6.00% in the amounts of $86,100,000, $41,252,000 and $38,677,000 with the exercise dates of February
2000, April 2001 and August 2001, respectively. The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged only 3.60% and has never exceeded 7.90%.

At April 30, 1999, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company's taxable variable-rate debt by approximately $2,100,000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,500,000.

LUMBER TRADING GROUP LIQUIDITY

The Lumber Trading Group is separately financed with two revolving lines of credit and a nonrecourse accounts receivable sale program. These credit facilities are without recourse to the Company.

At April 30, 1999, Lumber Trading Group's two lines of credit totaled a $67,000,000 commitment expiring June 30, 1999. These credit lines are secured by the assets of the Lumber Trading Group and are used by the Trading Group to finance its working capital needs. At April 30, 1999, $637,000 was outstanding under these facilities.

The Lumber Trading Group also has sold an undivided ownership interest in a pool of accounts receivable of up to a maximum of $91,800,000 and uses this program to finance its working capital needs. At April 30, 1999, $64,000,000 had been sold under this accounts receivable program.

The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs.

CASH FLOWS

Net cash provided by operating activities was $23,430,000 for the first quarter of 1999. Net cash used in operating activities was $8,690,000 for the first quarter of 1998. The increase in net cash provided by operating activities is the result of an increase of $50,824,000 in rents and other revenues received principally comprised of an increase in consolidated revenues of $33,071,000, a decrease in notes and accounts receivable of $16,880,000 (resulting from a decrease of $20,985,000 in the first quarter of 1999 versus a decrease of $4,105,000 in the first quarter of 1998) primarily from Lumber Trading Group and an increase of $1,642,000 in proceeds from land sales. These increases were partially offset by a $10,423,000 increase in expenditures for operating expenses primarily due to a decrease in accounts payable in Lumber Trading Group, an increase of $5,943,000 in land development expenditures and an increase of $3,980,000 in interest paid.

Net cash used in investing activities totaled $95,690,000 and $104,083,000 for the first quarter of 1999 and 1998, respectively. Capital expenditures, other than development and acquisition activities, totaled $14,244,000 and $8,481,000 (including both recurring and investment capital expenditures) in the first quarter of 1999 and 1998, respectively and were financed with cash on hand at the beginning of the year in 1998 and, in 1999, cash provided from operating activities. The Company invested $67,084,000 and $92,083,000 in acquisition and development of real estate projects in the first quarter of 1999 and 1998, respectively.

These expenditures were financed with approximately $36,000,000 and $33,000,000 in new mortgage indebtedness incurred in the first quarter of 1999 and 1998, respectively, borrowings under the revolving credit facility in 1999 and proceeds from the issuance of senior notes in 1998. The Company invested $14,362,000 and $35,141,000 in investments in and advances to affiliates in the first quarter of 1999 and 1998, respectively. The first quarter of 1999 investments primarily related to New York City area urban development ($2,419,000) and the following syndicated residential projects: The Grand, a 546-unit luxury high-rise apartment building in North Bethesda, Maryland that opened in February 1999 ($6,539,000), Philip Morris at Tobacco Row, a 175-unit apartment renovation project currently under construction in Richmond, Virginia ($2,047,000), 101 San Fernando, a 316-unit apartment complex currently under construction ($1,000,000) and The Enclave, a 637-unit apartment community opening in phases during 1998 and 1999 ($929,000), both in San Jose, California. The first quarter of 1998 investments were primarily related to 101 San Fernando ($19,312,000), The Enclave ($10,212,000) and The Grand ($3,615,000). In
addition, in the first quarter of 1998, $31,622,000 was collected in proceeds from the disposition of the Company's interest in San Vicente ($27,244,000) and Courtyard ($4,378,000).

Net cash provided by financing activities totaled $58,895,000 and $131,806,000 in the first quarter of 1999 and 1998, respectively. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgage Refinancings" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the first quarter of 1999 also reflected a decrease of $16,638,000 in net borrowings under Lumber Trading Group's lines of credit, an increase of $14,694,000 in notes payable primarily related to two hotels under construction in New York City, a decrease in restricted cash and book overdrafts of $1,269,000 and payment of $1,199,000 of dividends. During the first quarter of 1998, the Company received net proceeds from the issuance of senior notes in March 1998 of $194,665,000 which were initially used to repay $114,000,000 of long-term debt. In addition, net cash provided by financing activities in the first quarter of 1998 reflected a $6,457,000 increase in net borrowings under Lumber Trading Group's lines of credit, the release of $6,830,000 in restricted cash, an increase of $7,919,000 in book overdrafts, payment of deferred financing costs of $5,618,000 and payment of $1,049,000 of dividends.

SHELF REGISTRATION

On December 3, 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission for the potential offering on a delayed basis of up to $250,000,000 in debt or equity securities. This registration was in addition to the shelf registration filed March 4, 1997 of up to $250,000,000 in debt or equity securities. The Company has sold approximately $82,000,000 through a common equity offering completed on May 20, 1997 and $200,000,000 through a debt offering completed on March 16, 1998. The Company currently has available approximately $218,000,000 on the second shelf registration statement of debt, equity or any combination thereof.

INCREASED DIVIDEND

The first 1999 quarterly dividend of $.04 per share on shares of both Class A and Class B Common Stock were declared on March 11, 1999 and will be paid on June 15, 1999 to shareholders of record at the close of business on June 1, 1999. The second 1999 quarterly dividend of $.05 (representing a 25% increase over the previous quarter's dividend) per share on shares of both Class A and Class B Common Stock were declared on June 8, 1999 and will be paid on September 15, 1999 to shareholders of record at the close of business on September 1, 1999.

NEW ACCOUNTING STANDARDS

In the first quarter of 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that start-up costs and organization costs be expensed as incurred. The adoption of this accounting principle had no material effect on earnings or financial position.

The Financial Accounting Standards Board (FASB) is reevaluating the required implementation date for SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires recognition of all derivatives as either assets or liabilities and measurements of those instruments at fair value. The Company will adopt SFAS 133 on the required implementation date that the FASB will ultimately decide upon.

YEAR 2000

The Company is completing its plan to prepare its financial and operational computer systems and embedded applications for the Year 2000. The Company believes that 90% of the required modifications have been completed, the total cost of which is not expected to be material to the Company's operating results. The Company anticipates that the remaining modifications will be made by the end of the second quarter of 1999.

For business reasons unrelated to the Year 2000, the Company's computer systems have moved from a mainframe environment to a distributed environment. Major processing systems were replaced with Year 2000-compliant software or software with definitive plans for upgrades to Year 2000 compliant code. Costs for this project were approximately $4 million. In addition, the Lumber Trading Group successfully converted their internal systems to Year 2000-compliant code.

With a majority of the Company's core businesses using Year 2000-compliant software code, the Company's plan has been focused on testing the compliant systems and identifying other systems, such as embedded systems, to ensure that they have an active Year 2000 compliance program.

Since 1996, senior management and the audit committee have been alerted to the Year 2000 issue and have been provided a quarterly report regarding the Company's Year 2000 compliance plan. The Company's independent auditors have been reviewing the plan and its progress. Each principal business group has formed a Year 2000 compliance committee under senior management's direction.

As part of the due diligence in the acquisitions of new properties, the Company continues to review Year 2000 compatibility and has updated the terms and conditions of its purchasing function to require goods and services purchased to be Year 2000-compliant.

The process of inventory collection has been completed at the Corporate and principal business group level for hardware, software and embedded systems. Inventory collection is in process at certain regional offices and will be completed by the end of the second quarter of 1999. The Company has made excellent progress in notifying vendors and business partners of its progress relating to the Year 2000 compliance plan.

Our testing procedures have uncovered some Year 2000 software issues which have been corrected. The upgrading of the general ledger software and its various interfaces is proceeding as planned.

The Company has tested most of the embedded systems, particularly those related to the safety of our employees, tenants and customers. The testing has determined that an energy management system interface at one of the Company's commercial facilities and certain gate access systems at residential facilities are not compliant and will need to be upgraded in 1999.

The Company has identified issues related to hardware, software and embedded systems and developed a contingency plan to respond to each concern. For hardware, the primary concern is that a specific computer or server would not be compliant. In that case, the Company would use other available hardware, provided by our business continuity/disaster recovery program, that is compliant to regenerate data from our backup systems.

For software, the primary concern is that the automated software scheduling routines would not properly schedule in the Year 2000. Each of these automated scheduling systems has a manual function that has been tested.

For embedded systems, the primary concern is that these systems, despite testing, would not function properly in the Year 2000. All of these systems have manual reset functions and Year 2000 date issues can be corrected. Additionally, the Company will have appropriate personnel and outside contractors, if necessary, on site starting the evening of December 31, 1999 and the ensuing weekend to reset the functions if necessary. The Company does not believe any of the systems related to the safety of our tenants or customers will be affected.

The Company is highly dependent upon systems in the public sector such as utilities, mail, government agencies and transportation systems. Failures in those systems upon which the Company has no control could materially affect operations. The property sites have well-defined emergency plans in place that would be activated if necessary. The Year 2000 plan is aimed at identifying and correcting all issues upon which the Company has direct control or indirect control through its vendors and business partners. The Company feels that the successful completion of its Year 2000 plan will avoid or minimize any adverse effect of the Year 2000 issue on operations.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Form 10Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management's current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties; failure to consummate financing arrangements; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending; the rate of revenue increases versus expenses increases; the cyclical nature of the lumber wholesaling business; as well as other risks listed from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

                          FOREST CITY ENTERPRISES, INC.
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                 (IN THOUSANDS)


                                     COMMERCIAL GROUP             RESIDENTIAL GROUP               LAND GROUP
                                ----------------------------  --------------------------   --------------------------
                                   1999            1998          1999          1998           1999          1998
                                ------------   -------------  ------------  ------------   ------------  ------------


REVENUES                          $ 107,026        $ 85,404      $ 34,277      $ 31,264        $ 5,636       $ 4,952
OPERATING EXPENSES,
   INCLUDING DEPRECIATION
   AND AMORTIZATION FOR NON-
   REAL ESTATE GROUPS                55,982          40,469        17,618        16,130          5,878         4,474
INTEREST EXPENSE                     24,055          22,841         6,485         7,100          2,133         2,100
INCOME TAX PROVISION                  2,531           1,276         1,310           507           (915)         (640)
                                ------------   -------------  ------------  ------------   ------------  ------------

                                     82,568          64,586        25,413        23,737          7,096         5,934
                                ------------   -------------  ------------  ------------   ------------  ------------
EARNINGS BEFORE
   DEPRECIATION, AMORTIZATION
   AND DEFERRED TAXES
   (EBDT)                          $ 24,458        $ 20,818       $ 8,864       $ 7,527       ($ 1,460)       ($ 982)
                                ============   =============  ============  ============   ============  ============

                                  LUMBER TRADING GROUP         CORPORATE ACTIVITIES                  TOTAL
                                --------------------------   --------------------------  ------------------------------
                                   1999          1998           1999          1998           1999            1998
                                ------------  ------------   ------------  ------------  -------------   --------------


REVENUES                           $ 34,626      $ 26,330          $ 129         $ 673      $ 181,694        $ 148,623
OPERATING EXPENSES,
   INCLUDING DEPRECIATION
   AND AMORTIZATION FOR NON-
   REAL ESTATE GROUPS                30,707        24,206          3,437         2,706        113,622           87,985
INTEREST EXPENSE                      1,102         1,316          5,870         3,390         39,645           36,747
INCOME TAX PROVISION                  1,125           415         (2,754)       (2,262)         1,297             (704)
                                ------------  ------------   ------------  ------------  -------------   --------------

                                     32,934        25,937          6,553         3,834        154,564          124,028
                                ------------  ------------   ------------  ------------  -------------   --------------
EARNINGS BEFORE
   DEPRECIATION, AMORTIZATION
   AND DEFERRED TAXES
   (EBDT)                           $ 1,692         $ 393       ($ 6,424)     ($ 3,161)      $ 27,130         $ 24,595
                                ============  ============   ============  ============  =============   ==============

                                                                                                TOTAL
                                                                                    ------------------------------
                                                                                          1999           1998
                                                                                    -------------   --------------
 RECONCILIATION TO NET EARNINGS:

     EARNINGS BEFORE DEPRECIATION,
       AMORTIZATION AND DEFERRED TAXES (EBDT)                                           $ 27,130         $ 24,595

     DEPRECIATION AND AMORTIZATION - REAL ESTATE GROUPS                                  (19,244)         (20,679)

     DEFERRED TAXES - REAL ESTATE GROUPS                                                  (2,592)          (2,328)

     GAIN ON DISPOSITION OF PROPERTIES, NET OF TAX                                             0            6,920

     EXTRAORDINARY GAIN, NET OF TAX                                                          214                0
                                                                                    -------------   --------------

     NET EARNINGS                                                                        $ 5,508          $ 8,508
                                                                                    =============   ==============

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

The Company's primary market risk exposure is interest rate risk. At April 30, 1999, the Company had $625,300,000 of variable-rate debt outstanding. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

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

                  Cap
                  Strike                                                  Principal
                   Rate                    Period                        Outstanding
                  -----             -------------------                  ------------
                  6.50%             02/01/99 - 01/31/00                  $394,503,000
                  6.50%             02/01/00 - 01/31/01                   457,613,000
                  6.50%             02/01/01 - 07/31/01                   362,577,000
                  7.00%             08/01/01 - 02/01/02                   362,577,000
                  6.75%             09/01/00 - 09/01/03                    79,929,000

The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In addition, to reduce the effect of upward fluctuations in future interest rates, the Company has purchased 10-year Treasury Options at a strike rate of 6.00% in the amounts of $86,100,000, $41,252,000 and $38,677,000 with the exercise dates of February 2000, April 2001 and August 2001, respectively.

At April 30, 1999, the Company had $117,000,000 outstanding under its $225,000,000 revolving credit facility, which bears interest at LIBOR plus 2%. The Company has entered into a one-year 5.125% LIBOR option expiring January 3, 2000 on $75,000,000 for its revolving credit line. Additionally, the Company has purchased a 6.50% LIBOR interest rate cap for 2000 and an average 6.75% LIBOR interest rate cap for 2001 at notional amounts of $42,387,000 and $37,423,000, respectively.

At April 30, 1999, the Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed-rate debt at that date of $1,884,097,000 to a liability of approximately $2,000,634,000. The sensitivity to changes in interest rates of the Company's fixed-rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above. The Company intends to monitor and manage interest costs on its variable debt portfolio and may enter into swap positions based on market fluctuations.

 The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates.

                                                                               FAIR MARKET
              LONG-TERM DEBT                           TOTAL                      VALUE
-------------------------------------------- --------------------------   ----------------------
FIXED:
    Fixed rate debt (1)                      $           1,647,011,155    $       1,636,754,420
    Weighted average interest rate           $                    7.54%

    UDAG (1)                                 $              69,761,152    $          44,342,610
    Weighted average interest rate                                2.57%

    Senior notes                             $             200,000,000    $         203,000,000
    Weighted average interest rate                               8.50%
                                             --------------------------   ----------------------
Total Fixed Rate Debt                        $           1,916,772,307    $       1,884,097,030

VARIABLE:
    Variable rate debt (1) (2)               $             354,480,456    $         354,480,456
    Weighted average interest rate                                6.78%

    Revolving credit facility                $             117,000,000    $         117,000,000
    Weighted average interest rate                                7.07%

    Tax exempt (1)                           $             153,820,875    $         153,820,875
    Weighted average interest rate                                4.86%
                                             --------------------------   ----------------------
Total Variable Rate Debt                     $             625,301,331    $         625,301,331
                                             --------------------------   ----------------------

TOTAL LONG-TERM DEBT                         $           2,542,073,638    $       2,509,398,361
                                             ==========================   ======================

(1) Represents nonrecourse debt.
(2) As of April 30, 1999, $148,291,000 of variable rate debt has been hedged via $133,479,000 of 1-year LIBOR contracts and $14,812,000 of LIBOR-based swaps that have a combined average life of 0.60 years.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

      (a)  Exhibits

         3.1      -         Amended Articles of Incorporation adopted as of
                            October 11, 1983, incorporated by reference to
                            Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

         3.2      -         Code of Regulations as amended June 14, 1994,
                            incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended
                            January 31, 1997 (File No.1-4372).

         Exhibit
         Number             Description of Document
         ------             -----------------------

          3.3     -         Certificate of Amendment by Shareholders to the
                            Articles of Incorporation of Forest City
                            Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company's
                            Registration Statement on Form S-3 (Registration No.
                            333-41437).

          3.4     -         Certificate of Amendment by  Shareholders to the
                            Articles of Incorporation of Forest City
                            Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company's
                            Registration Statement on Form S-8 (Registration No.
                            333-61925).

          4.1     -         Form of Senior Subordinated Indenture between the
                            Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3
                            (Registration No. 333-22695).

          4.2     -         Form of Junior Subordinated Indenture between the
                            Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3
                            (Registration No. 333-22695).

          4.3     -         Form of Senior Subordinated Indenture between the
                            Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit
                            4.22 to the Company's Registration Statement on Form
                            S-3 (Registration No. 333-41437).

         10.1     -         Credit Agreement, dated as of December 10, 1997, by
                            and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National
                            Association, as administrative agent, and National
                            City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company's Form
                            10-Q for the quarter ended October 31, 1997 (File
                            No. 1-4372).

         10.2     -         Guaranty of Payment of Debt, dated as of December
                            10, 1997, by and among Forest City Enterprises,
                            Inc., the banks named therein, KeyBank National
                            Association, as administrative agent, and National
                            City Bank, as syndication agent, incorporated by reference to Exhibit 10.39 the Company's Form 10-Q for the quarter ended October 31, 1997 (File No.
                            1-4372)

         Exhibit
         Number                     Description of Document
         ------                     -----------------------

         10.3     -         First Amendment to Credit Agreement, dated as of
                            January 20, 1998, by and among Forest City Rental
                            Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-3 (File
                            No. 333-41437).

         10.4     -         First Amendment to Guaranty of Payment of Debt,
                            dated as of the banks named therein, KeyBank
                            National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (File
                            No. 333-41437).

         10.5     -         Letter Agreement, dated as of February 25, 1998, by
                            and among Forest City Enterprises, Inc., Forest City
                            Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to
                            Exhibit 4.21 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

         10.6     -         Second Amendment to Credit Agreement, dated as of
                            March 6, 1998, by and among Forest City Rental
                            Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, dated March 6, 1998 (File No.
                            1-4372).

         10.7     -         Second Amendment to Guaranty of Payment of Debt,
                            dated as of March 6, 1998, by and among Forest City
                            Enterprises, Inc., the banks named therein, KeyBank
                            National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, dated March 6, 1998 (File No.
                            1-4372).

         10.8     -         Stock Purchase Agreement, dated May 7, 1997, between
                            Forest City Enterprises, Inc. and Richard Miller,
                            Aaron Miller and Gabrielle Miller, incorporated by reference to Exhibit 10.34 to the Company's Form
                            10-Q for the quarter ended April 30, 1997 (File No.
                            1-4372).

         Exhibit
         Number                     Description of Document
         ------                     -----------------------


         10.9     -         Letter Agreement, dated August 14, 1997, adjusting
                            the interest rate in the Stock Purchase Agreement, dated May 7, 1997, between Forest City Enterprises,
                            Inc. and Richard Miller, Aaron Miller and Gabrielle
                            Miller, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q for the quarter ended
                            July 31, 1997 (File No. 1-4372).

         10.10    -         Supplemental Unfunded Deferred Compensation Plan for
                            Executives, incorporated by reference to Exhibit
                            10.9 to the Company's Form 10-K for the year ended
                            January 31, 1997 (File No. 1-4372).

         10.11    -         Deferred Compensation Agreement between Forest City
                            Enterprises, Inc. and Thomas G. Smith, dated
                            December 27, 1995, incorporated by reference to
                            Exhibit 10.33 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

         10.12    -         1994 Stock Option Plan, including forms of Incentive
                            Stock Option Agreement and Nonqualified Stock Option
                            Agreement, incorporated by reference to Exhibit
                            10.10 to the Company's Form 10-K for the year ended
                            January 31, 1997 (File No. 1-4372).

         10.13    -         Employment Agreement entered into as of September
                            25, 1989 by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the year ended January 31,
                            1997 (File No. 1-4372).

         10.14    -         First Amendment to Employment Agreement entered into
                            as of December 6, 1996 by the Company and Albert B.
                            Ratner, incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended
                            January 31, 1997 (File No. 1-4372).

         10.15    -         Employment Agreement entered into on April 6, 1998,
                            effective as of February 1, 1997, by the Company and Samuel H. Miller, incorporated by reference to
                            Exhibit 10.15 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

         10.16    -         Employment Agreement entered into on April 6, 1998,
                            effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to
                            Exhibit 10.16 to the Form 10-K for the year ended
                            January 31, 1998 (File No.1-4372).

         Exhibit
         Number                    Description of Document
         ------                    -----------------------

         10.17    -         First Amendment to Employment Agreement (dated April
                            6, 1998) entered into as of April 24, 1998 by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.17 to the Company's Form
                            10-K for the year ended January 31, 1998 (File No.
                            1-4372).

         10.18    -         First Amendment to Employment Agreement (dated
                            December 6, 1996 and superseded by Employment
                            Agreement dated April 6, 1998) entered into as of December 6, 1996 by the Company and Charles A.
                            Ratner, incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended
                            January 31, 1997 (File No.1-4372).

         10.19    -         Employment Agreement entered into on April 6, 1998,
                            effective as of February 1, 1997, by the Company and James A. Ratner, incorporated by reference to
                            Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

         10.20    -         Employment Agreement entered into on April 6, 1998,
                            effective as of February 1, 1997, by the Company and Ronald A. Ratner, incorporated by reference to exhibit 10.20 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

         10.21    -         Employment Agreement entered into as of September
                            25, 1989 by the Company and Nathan P. Shafran, incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended January 31,
                            1997 (File No. 1-4372).

         10.22    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Deborah
                            Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey
                            Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company's Form
                            10-K for the year ended January 31, 1997 (File No.
                            1-4372).

         10.23    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Brian J.
                            Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated
                            June 26, 1996, incorporated by reference to Exhibit
                            10.20 to the Company's Form 10-K for the year ended
                            January 31, 1997 (File No. 1-4372).

         Exhibit
         Number                       Description of Document


         10.24    -         Letter Supplement to Split Dollar Insurance
                            Agreement and Assignment of Life Insurance Policy as
                            Collateral between Brian J. Ratner and Forest City
                            Enterprises, Inc., insuring the lives of Albert
                            Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended January 31,
                            1997 (File No. 1-4372).

         10.25    -         Letter Supplement to Split Dollar Insurance
                            Agreement and Assignment of Life Insurance Policy as
                            Collateral between Deborah Ratner Salzberg and
                            Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26,
                            1996, incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended January
                            31, 1997 (File No. 1-4372).

         10.26    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Albert
                            B. Ratner and James Ratner, Trustees under the
                            Charles Ratner 1992 Irrevocable Trust Agreement and
                            Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated
                            November 2, 1996, incorporated by reference to
                            Exhibit 10.23 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

         10.27    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Albert
                            B. Ratner and James Ratner, Trustees under the
                            Charles Ratner 1989 Irrevocable Trust Agreement and
                            Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company's Form
                            10-K for the year ended January 31, 1997 (File No.
                            1-4372).

         10.28    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Albert
                            B. Ratner and James Ratner, Trustees under the Max
                            Ratner 1988 Grandchildren's Trust Agreement and
                            Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company's Form
                            10-K for the year ended January 31, 1997 (File No.
                            1-4372).

         Exhibit
         Number                    Description of Document

         10.29    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Albert
                            B. Ratner and James Ratner, Trustees under the Max
                            Ratner 1988 Grandchildren's Trust Agreement and
                            Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company's Form
                            10-K for the year ended January 31, 1997 (File No.
                            1-4372).

         10.30    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Albert
                            B. Ratner and James Ratner, Trustees under the Max
                            Ratner 1988 Grandchildren's Trust Agreement and
                            Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company's Form
                            10-K for the year ended January 31, 1997 (File No.
                            1-4372).

         10.31    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Albert
                            B. Ratner and James Ratner, Trustees under the Max
                            Ratner 1988 Grandchildren's Trust Agreement and
                            Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company's Form
                            10-K for the year ended January 31, 1997 (File No.
                            1-4372).

         10.32    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Albert
                            B. Ratner and James Ratner, Trustees under the
                            Charles Ratner 1989 Irrevocable Trust Agreement and
                            Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company's Form
                            10-K for the year ended January 31, 1997 (File No.
                            1-4372).

         10.33    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Albert
                            B. Ratner and James Ratner, Trustees under the
                            Charles Ratner 1989 Irrevocable Trust Agreement and
                            Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company's Form
                            10-K for the year ended January 31, 1997 (File No.
                            1-4372).

         Exhibit
         Number                     Description of Document
         ------                     -----------------------

         10.34    -         Split Dollar Insurance Agreement and Assignment of
                            Life Insurance Policy as Collateral between Albert
                            B. Ratner and James Ratner, Trustees under the
                            Charles Ratner 1989 Irrevocable Trust Agreement and
                            Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company's Form
                            10-K for the year ended January 31, 1997 (File No.
                            1-4372).

         10.35    -         Letter Supplement to Split Dollar Insurance
                            Agreement and Assignment of Life Insurance Policy as
                            Collateral between James Ratner and Albert Ratner,
                            Trustees under the Charles Ratner 1992 Irrevocable
                            Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana
                            Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company's Form
                            10-K for the year ended January 31, 1997 (File No.
                            1-4372).

         10.36    -         First Amendment to the 1994 Stock Option Plan dated
                            as of June 9, 1998, incorporated by reference to
                            Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration No. 333-61925).

         10.37    -         First Amendment to the forms of Incentive Stock
                            Option Agreement and Nonqualified Stock Option
                            Agreement, incorporated by reference to Exhibit 4.8
                            to the Company's Registration Statement on Form S-8
                            (Registration No.333-61925).

         10.38    -         Amended and Restated form of Stock Option Agreement,
                            effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company's Form
                            10-Q for the quarter ended October 31, 1998 (File
                            No. 1-4372).

         10.39    -         Third Amendment to Credit Agreement, dated as of
                            January 29, 1999, by and among Forest City Rental
                            Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent incorporation by reference to Exhibit 20.1 to the Company's Form 8-K, dated January 29, 1999.

         10.40    -         Third Amendment to Guaranty of Payment of Debt,
                            dated as of January 29, 1999, by and among Forest
                            City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated January 29, 1999. Exhibit
                            Number Description of Document

         Exhibit
         Number                     Description of Document
         ------                     -----------------------

         10.41    -         Subordination Agreement, dated as of January 29,
                            1999, by and among Forest City Enterprises, Inc.,
                            St. Paul Fire and Marine Insurance Company, St. Paul
                            Mercury Insurance Company, St. Paul Guardian
                            Insurance Company, Seaboard Surety Company, Economy
                            Fire & Casualty Company, Asset Guaranty Insurance
                            Company, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to
                            Exhibit 20.3 to the Company's Form 8-K, dated
                            January 29, 1999.

         10.42    -         Dividend Reinvestment and Stock Purchase Plan,
                            incorporated by reference to Exhibit 10.42 to the Company's Form 10-K for the year ended January 31,
                            1999 (File No. 1-4372).

         10.43    -         Deferred Compensation Plan for Executives, effective
                            as of January 1, 1999, incorporated by reference to
                            Exhibit 10.43 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

         10.44    -         Deferred Compensation Plan for Nonemployee
                            Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended January 31,
                            1999 (File No. 1-4372).

      *  27       -         Financial Data Schedules.



      *    -     Filed herewith.


     (b)        Reports on Form 8-K:

                On February 3, 1999, the Company filed Form 8-K (dated February 1, 1999) to submit a press release announcing the appointment of Louis Stokes to the Company's Board of Directors.

                On February 11, 1999, the Company filed Form 8-K (dated January 29, 1999) to submit the Third Amendments to the Credit Agreement and Guaranty of Payment.

                                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)



Date June 14, 1999                        /s/  Thomas G. Smith
     -------------                        --------------------------------------
                                          Thomas G. Smith, Senior Vice President
                                              and Chief Financial Officer

Date June 14, 1999                        /s/  Linda M. Kane
     -------------                        --------------------------------------
                                          Linda M. Kane, Vice President,
                                              Corporate Controller