Form 10-Q
period 1999-07-31
FOREST CITY ENTERPRISES INC
filed 1999-09-14
CIK 38067

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   July 31, 1999
                  -------------------

Commission file number     1-4372
                       --------------

                          FOREST CITY ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                          34-0863886
-------------------------------------------            -------------------------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

1100 Terminal Tower
50 Public Square Cleveland, Ohio                                  44113
--------------------------------------------           -------------------------
  (Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code             216-621-6060
                                                       -------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at September 3, 1999
           -----                               --------------------------------

Class A Common Stock, $.33 1/3 par value               19,331,606  shares

Class B Common Stock, $.33 1/3 par value               10,698,096  shares

                          FOREST CITY ENTERPRISES, INC.

                                      Index
                                      -----

                                                                             Page No.
                                                                             --------
Part I.  Financial Information:

      Item 1.  Financial Statements
                Forest City Enterprises,  Inc. and Subsidiaries

                Consolidated Balance Sheets - July 31, 1999
                      (Unaudited) and January 31, 1999                         3

                Consolidated Statements of Earnings
                      (Unaudited) - Three and Six Months
                      Ended July 31, 1999 and 1998                             4

                Consolidated Statements of Shareholders' Equity
                      (Unaudited) - Six Months Ended
                      July 31, 1999 and 1998                                   5

                Consolidated Statements of Cash Flows (Unaudited) -
                    Six Months Ended July 31, 1999 and 1998                    6 - 7

                Notes to Consolidated Financial Statements
                      (Unaudited)                                              8 - 11

      Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     12 - 26

      Item 3.  Quantitative and Qualitative Disclosures About Market
                      Risk                                                    27 - 28

Part II.  Other Information

      Item 1.  Legal Proceedings                                              29

      Item 4.  Submission of Matters to a Vote of Security Holders            30

      Item 6.  Exhibits and Reports on Form 8-K                               31 - 39

Signatures                                                                    40

PART I - FINANCIAL INFORMATION
Item I. Financial Statements

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              July 31, 1999      January 31, 1999
                                                                             ---------------    ------------------
                                                                                (Unaudited)
ASSETS                                                                   (dollars in thousands, except per share data)
Real Estate
  Completed rental properties                                                  $ 2,710,375         $ 2,625,589
  Projects under development                                                       483,050             412,072
  Land held for development or sale                                                 62,008              49,837
                                                                               -----------         -----------
                                                                                 3,255,433           3,087,498
  Less accumulated depreciation                                                   (525,819)           (491,293)
                                                                               -----------         -----------
    Total Real Estate                                                            2,729,614           2,596,205

Cash and equivalents                                                                53,888              78,629
Notes and accounts receivable, net                                                 274,257             229,714
Inventories                                                                         47,210              47,299
Investments in and advances to affiliates                                          323,235             301,735
Other assets                                                                       181,463             183,528
                                                                               -----------         -----------
                                                                               $ 3,609,667         $ 3,437,110
                                                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                                                     $ 2,272,833         $ 2,173,872
Accounts payable and accrued expenses                                              422,110             398,499
Notes payable                                                                       53,812              43,929
Long-term debt                                                                     127,000             105,000
8.5% Senior notes                                                                  200,000             200,000
Deferred income taxes                                                              155,459             150,150
Deferred profit                                                                     33,097              33,552
                                                                               -----------         -----------
        Total Liabilities                                                        3,264,311           3,105,002
                                                                               ===========         ===========

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
    5,000,000 shares authorized; no shares issued                                     -                    -
Common stock - $.33 1/3 par value
    Class A, 96,000,000 shares authorized, 19,907,756
        and 19,904,556 shares issued, 19,331,606 and 19,281,606
        outstanding, respectively                                                    6,637               6,636
    Class B, convertible, 36,000,000 shares authorized, 10,976,196 and 10,979,396 shares issued, 10,698,096 and 10,701,296
        outstanding, respectively                                                    3,660               3,661
                                                                               -----------         -----------
                                                                                    10,297              10,297
Additional paid-in capital                                                         113,690             114,270
Retained earnings                                                                  228,051             218,967
                                                                               -----------         -----------
                                                                                   352,038             343,534
Less treasury stock, at cost;  576,150 Class A and 278,100 Class B
    shares and 622,950 Class A and 278,100 Class B shares, respectively            (10,797)            (11,426)
Accumulated other comprehensive income                                               4,115                 -
                                                                               -----------         -----------
       Total Shareholders' Equity                                                  345,356             332,108
                                                                               -----------         -----------
                                                                               $ 3,609,667         $ 3,437,110
                                                                               ===========         ===========

See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                           Three Months Ended July 31,     Six Months Ended July 31,
                                           ----------------------------   ---------------------------
                                               1999           1998           1999           1998
                                             --------       --------       --------       --------
                                                 (dollars in thousands, except per share data)

REVENUES                                     $198,951       $165,707       $380,645       $314,330
                                             --------       --------       --------       --------

Operating expenses                            123,677        100,127        236,567        187,363
Interest expense                               41,099         37,531         80,744         74,278
Depreciation and amortization                  23,367         19,804         43,343         41,232
                                             --------       --------       --------       --------
                                              188,143        157,462        360,654        302,873
                                             --------       --------       --------       --------

Gain on disposition of properties                --           18,607           --           30,054
                                             --------       --------       --------       --------

EARNINGS BEFORE INCOME TAXES                   10,808         26,852         19,991         41,511
                                             --------       --------       --------       --------

INCOME TAX EXPENSE
   Current                                      2,624          1,549          5,214          3,100
   Deferred                                     1,909          9,467          3,208         14,067
                                             --------       --------       --------       --------
                                                4,533         11,016          8,422         17,167
                                             --------       --------       --------       --------

NET EARNINGS BEFORE EXTRAORDINARY GAIN          6,275         15,836         11,569         24,344
Extraordinary gain, net of tax                   --              334            214            334
                                             --------       --------       --------       --------

NET EARNINGS                                 $  6,275       $ 16,170       $ 11,783       $ 24,678
                                             ========       ========       ========       ========



BASIC AND DILUTED EARNINGS PER
COMMON SHARE

    Net earnings before extraordinary
      gain, net of tax                      $     .21       $   0.53       $   0.38       $    0.81
    Extraordinary gain, net of tax                -             0.01           0.01            0.01
                                            ---------       --------       --------       ---------

NET EARNINGS                                $    0.21       $   0.54       $   0.39       $    0.82
                                            =========       ========       ========       =========


See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)




                                                                            Common Stock
                                                              ------------------------------------------
                                             Comprehensive          Class A              Class B         Additional
                                                              ------------------------------------------  Paid-In     Retained
                                                Income         Shares     Amount    Shares     Amount     Capital     Earnings
                                             --------------   -------------------------------------------------------------------
                                                                      (in thousands, except per share data)

SIX MONTHS ENDED JULY 31, 1999
------------------------------

Balances at January 31, 1999                                   19,905     $6,636    10,979     $3,661    $114,270     $218,967

Comprehensive income
  Net earnings                                     $11,783                                                              11,783
  Other comprehensive income, net of tax
     Unrealized gain on securities                   4,115
                                             --------------
Total comprehensive income                         $15,898
                                             ==============

Dividends: $.09 per share                                                                                               (2,699)

Conversion of Class B shares
   to Class A shares                                                3          1        (3)        (1)

Exercise of stock options                                                                                       2

Restricted stock granted                                                                                     (605)

Amortization of unearned compensation                                                                          23

                                                              -------------------------------------------------------------------
BALANCES AT JULY 31, 1999                                      19,908     $6,637    10,976     $3,660    $113,690     $228,051
                                                              ===================================================================
SIX MONTHS ENDED JULY 31, 1998
------------------------------

Balances at January 31, 1998, as restated
 for a two-for-one stock split effective
 July 16, 1998                                                 19,813     $6,606    11,071     $3,691    $114,270     $168,864

Comprehensive income
  Net earnings                                     $24,678                                                              24,678
  Other comprehensive income, net of tax
     None                                                -
                                             --------------
Total comprehensive income                         $24,678
                                             =============
Dividends: $.075 per share                                                                                              (2,248)

Conversion of Class B shares
   to Class A shares                                               40         13       (40)       (13)

                                                              -------------------------------------------------------------------
BALANCES AT JULY 31, 1998                                      19,853     $6,619    11,031     $3,678    $114,270     $191,294
                                                              ===================================================================


See notes to consolidated financial statements.

                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)




                                                                       Accumulated
                                                  Treasury Stock         Other           Total
                                                -------------------   Comprehensive   Shareholders'
                                                 Shares     Amount       Income          Equity
                                             ------------------------------------------------------
                                                    (in thousands, except per share data)
SIX MONTHS ENDED JULY 31, 1999
------------------------------

Balances at January 31, 1999                      901      (11,426)       $    -        $332,108

Comprehensive income
  Net earnings                                                                            11,783
  Other comprehensive income, net of tax
     Unrealized gain on securities                                         4,115           4,115

Total comprehensive income


Dividends: $.09 per share                                                                 (2,699)

Conversion of Class B shares
   to Class A shares                                                                           -

Exercise of stock options                          (2)          24                            26

Restricted stock granted                          (45)         605                             -

Amortization of unearned compensation                                                         23

                                             ---------------------------------------------------
BALANCES AT JULY 31, 1999                         854     $(10,797)       $4,115        $345,356
                                             ===================================================

SIX MONTHS ENDED JULY 31, 1998

Balances at January 31, 1998, as restated
 for a two-for-one stock split effective
 July 16, 1998                                    905     $(11,486)       $    -        $281,945

Comprehensive income
  Net earnings                                                                            24,678
  Other comprehensive income, net of tax
     None                                                                      -               -

Total comprehensive income

Dividends: $.075 per share                                                                (2,248)

Conversion of Class B shares
   to Class A shares                                                                           -

                                             ---------------------------------------------------
BALANCES AT JULY 31, 1998                         905     $(11,486)       $    -        $304,375
                                             ===================================================


See notes to consolidated financial statements.

                          FOREST CITY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended July 31,
                                                                         ---------------------------
                                                                            1999             1998
                                                                         ----------        ---------
                                                                                (in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES
     Rents and other revenues received                                    $ 317,462        $ 314,099
     Proceeds from land sales                                                18,185           14,076
     Land development expenditures                                          (26,793)         (19,646)
     Operating expenditures                                                (212,475)        (195,813)
     Interest paid                                                          (78,380)         (68,265)
                                                                          ---------        ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                          17,999           44,451
                                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                  (171,837)        (283,397)
     Proceeds from disposition of assets                                        -             31,622
     Investments in and advances to affiliates                              (21,500)         (38,526)
                                                                          ---------        ---------
         NET CASH USED IN INVESTING ACTIVITIES                             (193,337)        (290,301)
                                                                          ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of senior notes                                     -            200,000
     Payments on senior notes issuance costs                                    -             (5,685)
     Increase in nonrecourse mortgage and long-term debt                    209,975          361,320
     Principal payments on nonrecourse mortgage debt on real estate         (88,014)        (183,284)
     Payments on long-term debt                                                 -           (114,000)
     Increase in notes payable                                               50,390            6,613
     Payments on notes payable                                              (40,507)         (33,996)
     Change in restricted cash and book overdrafts                           23,881           10,382
     Payment of deferred financing costs                                     (2,755)          (9,551)
     Exercise of stock options                                                   26              -
     Dividends paid to shareholders                                          (2,399)          (2,098)
                                                                          ---------        ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                         150,597          229,701
                                                                          ---------        ---------

NET DECREASE IN CASH AND EQUIVALENTS                                        (24,741)         (16,149)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                  78,629           54,854
                                                                          ---------        ---------
CASH AND EQUIVALENTS AT END OF PERIOD                                     $  53,888        $  38,705
                                                                          =========        =========

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended July 31,
                                                                       ---------------------------
                                                                           1999             1998
                                                                         --------        --------
                                                                              (in thousands)

RECONCILIATION OF NET EARNINGS TO CASH PROVIDED BY
OPERATING ACTIVITIES

NET EARNINGS                                                             $ 11,783        $ 24,678
      Depreciation                                                         34,562          30,773
      Amortization                                                          8,781          10,459
      Deferred income taxes                                                 2,752          13,816
      Gain on disposition of properties                                       -           (30,054)
      Extraordinary gain                                                     (353)           (552)
      Decrease in commercial land held for sale                            12,531           2,248
      Increase in land held for development or sale                       (12,171)        (10,733)
      (Increase) decrease in notes and accounts receivable                (44,543)         17,269
      Decrease in inventories                                                  89           7,277
      Decrease (increase) in other assets                                   2,807          (3,958)
      Increase (decrease) in accounts payable and accrued expenses          2,216         (16,054)
      Decrease in deferred profit                                            (455)           (718)
                                                                         --------        --------
           Net cash provided by operating activities                     $ 17,999        $ 44,451
                                                                         ========        ========

 SUPPLEMENTAL NON-CASH DISCLOSURE:
   The following items represent the effect of non-cash transactions for 1998:

  -  Disposition of Summit Park Mall and Trolley Plaza

 Operating Activities
      Notes and accounts receivable                                      $    -          $    565
      Other assets                                                            -             1,138
      Accounts payable and accrued expenses                                   -             2,760
                                                                         --------        --------
           Total effect on operating activities                          $    -          $  4,463
                                                                         ========        ========

 Investing Activities
      Additions to completed rental properties                           $    -          $    -
      Dispositions of completed rental properties                             -            42,312
      Investments in and advances to affiliates                               -               -
                                                                         --------        --------
          Total effect on investing activities                           $    -          $ 42,312
                                                                         ========        ========

 Financing Activities
      Assumption of nonrecourse mortgage & long-term debt                $    -          $    -
      Disposition of nonrecourse mortgage & long-term debt                    -           (46,775)
      Notes payable                                                           -               -
                                                                         --------        --------
           Total effect on financing activities                          $    -          $(46,775)
                                                                         ========        ========


 See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.       EXTRAORDINARY ITEM
         The extraordinary gain ($353,000 pre-tax) recorded in the first quarter of 1999 represents extinguishment of non-recourse debt related to Plaza at Robinson Town Centre located in Pittsburgh, Pennsylvania.

B.       DIVIDENDS
         The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

           Date                     Date of                     Payment            Amount
         Declared                   Record                       Date             Per Share
         --------                   ------                      -------           ---------
         March 11, 1999          June 1, 1999              June 15, 1999             $.04
         June 8, 1999            September 1, 1999         September 15, 1999        $.05
         September 8, 1999       December 1, 1999          December 15, 1999         $.05


C.       EARNINGS PER SHARE
         The reconciliation of the numerator and denominator of basic earnings per share (EPS) with diluted EPS is as follows:


                                           Net Earnings                                   Net Earnings
                                             Before                Weighted Average          Before
                                        Extraordinary Gain        Shares Outstanding    Extraordinary Gain
                                           (Numerator)              (Denominator)          (Per Share)
                                           -----------              -------------          -----------

         Three Months Ended
            July 31, 1999:
                   Basic EPS               $  6,275,000               30,020,991              $0.21
                   Dilutive effect of
                      stock options                   -                  160,845                  -
                                           ------------               ----------              -----
                   Diluted EPS             $  6,275,000               30,181,836              $0.21
                                           ============               ==========              =====

         Six Months Ended
            July 31, 1999:
                   Basic EPS               $ 11,569,000               30,002,618              $0.38
                   Dilutive effect of
                      stock options                   -                  169,705                  -
                                           ------------               ----------              -----
                   Diluted EPS             $ 11,569,000               30,172,323              $0.38
                                           ============               ==========              =====


                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


D.       STOCK-BASED COMPENSATION
         In April 1999, the Compensation Committee of the Board of Directors granted 372,800 Class A fixed stock options under the 1994 Stock Option Plan. The options have a term of 10 years, vest over two to four years and have an exercise price of $22.375.

         During the second quarter the Compensation Committee granted 45,000 shares of restricted Class A common stock to certain key employees. The restricted shares were awarded out of treasury stock with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. In accordance with APBO 25, the market value on the date of grant of $1,114,000 was initially recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation is being reported in Additional Paid-In Capital in the accompanying Consolidated Balance Sheets. At July 31, 1999, unearned compensation amounted to $1,091,000. The treasury stock had a cost basis of $605,000.

E.       LONG-TERM DEBT
         The termination date for the Company's revolving credit agreement was extended by one year to December 10, 2001.

F.       PRIOR YEAR RECLASSIFICATIONS
         Certain prior year figures were reclassified to conform to the current year presentation.

G.       NEW ACCOUNTING STANDARDS
         Effective February 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires start-up costs and organizational costs be expensed as incurred. The adoption of this accounting principle had no material effect on earnings and financial position.

         In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", to all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, the Company plans to implement SFAS 133 for the fiscal quarters in its fiscal year ending January 31, 2002.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


H.       SEGMENT INFORMATION
         Principal business groups are determined by the type of customer served or the product sold. The Commercial Group owns, develops, acquires and operates shopping centers, office buildings and mixed-use projects, including hotels. The Residential Group develops or acquires and operates the Company's multi-family properties. Real Estate Groups are the combined Commercial and Residential Groups. The Land Group owns and develops raw land into master planned communities and other residential developments for resale to users principally in Arizona, Colorado, Florida, Nevada, New York, North Carolina and Ohio. The Lumber Trading Group operates the Company's lumber wholesaling business. Corporate includes interest on corporate borrowings and general administrative expenses.

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

     All amounts, including footnotes, are presented in thousands.

                                                                         JULY 31,    January 31,
                                                                      --------------------------
                                                                          1999          1998
                                                                      -------------------------
                                                                         IDENTIFIABLE ASSETS
                                                                      -------------------------

     Commercial Group......................                           $ 2,463,583   $ 2,330,624
     Residential Group.....................                               746,057       722,160
     Land Group............................                               113,810       100,501
     Lumber Trading Group..................                               254,633       218,551
     Corporate.............................                                31,584        65,274
                                                                      -------------------------
          Consolidated.....................                           $ 3,609,667   $ 3,437,110
                                                                      =========================


                                                                       Three Months Ended July 31,   Six Months Ended July 31,
                                                                      ---------------------------------------------------------
                                                                        1999         1998             1999              1998
                                                                      ---------------------------------------------------------
                                                                                  EXPENDITURES FOR ADDITIONS TO REAL ESTATE
                                                                      ---------------------------------------------------------

     Commercial Group......................                           $ 73,902    $ 145,513      $ 123,875       $ 229,866
     Residential Group.....................                             12,153       40,495         29,284          56,390
     Land Group............................                             10,495       12,520         25,959          20,806
     Lumber Trading Group..................                              1,020          842          1,846           1,333
     Corporate.............................                              1,908          140          2,082             255
                                                                      ---------------------------------------------------------
          Consolidated.....................                           $ 99,478    $ 199,510      $ 183,046       $ 308,650
                                                                      =========================================================



                                        Three Months Ended July 31,   Six Months Ended July 31,
                                       --------------------------------------------------------
                                           1999         1998             1999          1998
                                       --------------------------------------------------------
                                                              REVENUES
                                       --------------------------------------------------------

     Commercial Group...............    $ 102,909     $  92,953       $   209,935   $   178,357
     Residential Group..............       38,623        32,997            72,900        64,261
     Land Group.....................       10,433         7,895            16,069        12,847
     Lumber Trading Group  (1)......       46,847        31,548            81,473        57,878
     Corporate......................          139           314               268           987
                                       --------------------------------------------------------
          Consolidated..............    $ 198,951     $ 165,707       $   380,645   $   314,330
                                       ========================================================


                                       Three Months Ended July 31,  Six Months Ended July 31,
                                       ---------------------------------------------------------
                                         1999         1998           1999             1998
                                       ---------------------------------------------------------
                                                             INTEREST EXPENSE
                                       ---------------------------------------------------------

     Commercial Group...............   $ 23,796    $  22,185      $  47,851       $  45,026
     Residential Group..............      7,742        6,877         14,227          13,977
     Land Group.....................      1,893        2,194          4,026           4,294
     Lumber Trading Group  (1)......      1,314        1,740          2,416           3,056
     Corporate......................      6,354        4,535         12,224           7,925
                                       ---------------------------------------------------------
          Consolidated..............   $ 41,099    $  37,531      $  80,744       $  74,278
                                       =========================================================


                                        Three Months Ended July 31,   Six Months Ended July 31,
                                        -------------------------------------------------------
                                           1999         1998             1999          1998
                                        -------------------------------------------------------
                                                   DEPRECIATION AND AMORTIZATION EXPENSE
                                        -------------------------------------------------------
     Commercial Group...............    $  16,875     $  14,548       $    32,045   $    31,348
     Residential Group..............        5,692         4,342             9,766         8,221
     Land Group.....................           31           194                56           323
     Lumber Trading Group...........          521           548             1,006         1,070
     Corporate......................          248           172               470           270
     Gain on disposition of
      properties ...................
                                        -------------------------------------------------------
        Consolidated                    $  23,367     $  19,804       $    43,343   $    41,232
                                        =======================================================


                                         Three Months Ended July 31,   Six Months Ended July 31,
                                        ---------------------------------------------------------
                                           1999         1998          1999            1998
                                        ---------------------------------------------------------
                                               EARNINGS BEFORE INCOME TAXES (EBIT) (2)
                                        ---------------------------------------------------------
     Commercial Group...............    $  9,869    $   8,405      $  21,688       $  13,700
     Residential Group..............       6,546        5,973         12,646          10,128
     Land Group.....................      (1,138)        (290)        (3,513)         (1,913)
     Lumber Trading Group...........       5,081        1,463          7,898           2,271
     Corporate......................      (9,550)      (7,306)       (18,728)        (12,729)
     Gain on disposition of
      properties ...................         -         18,607            -            30,054
                                        ---------------------------------------------------------
        Consolidated                    $ 10,808    $  26,852      $  19,991       $  41,511
                                        =========================================================


                                                                     Three Months Ended July 31,   Six Months Ended July 31,
                                                                     ---------------------------------------------------------
                                                                       1999         1998             1999          1998
                                                                     ---------------------------------------------------------
                                                                           EARNINGS BEFORE DEPRECIATION, AMORTIZATION
                                                                                     AND DEFERRED TAXES (EBDT)
                                                                     ---------------------------------------------------------
     Commercial Group................................................$ 23,550    $ 20,886       $  48,008       $  41,704
     Residential Group...............................................   9,603       9,095          18,467          16,622
     Land Group......................................................   (713)        (177)         (2,173)         (1,159)
     Lumber Trading Group............................................   3,109         723           4,801           1,116
     Corporate.......................................................  (5,035)     (3,304)        (11,459)         (6,465)
                                                                     ---------------------------------------------------------
          Consolidated...............................................  30,514      27,223          57,644          51,818
     RECONCILIATION TO NET EARNINGS:
     Depreciation and amortization - Real Estate Groups.............. (22,567)    (18,890)        (41,811)        (39,569)
     Deferred taxes - Real Estate Groups.............................  (1,672)     (3,745)         (4,264)         (6,073)
     Gain on disposition of properties, net of tax...................     -        11,248             -            18,168
     Extraordinary gain, net of tax..................................     -           334             214             334
                                                                     ---------------------------------------------------------
     Net earnings....................................................$  6,275    $ 16,170       $  11,783       $  24,678
                                                                     =========================================================


(1) The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended July 31, 1999 and 1998 were approximately $1,105,000 and $804,000, respectively. Sales invoiced for the six months ended July 31, 1999 and 1998 were approximately $1,974,000 and $1,518,000, respectively.

(2) See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three months ended July 31, 1999 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 1999 annual report ("Form 10-K").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
GENERAL

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

The Company's EBDT for the second quarter of 1999 grew by 12.1% to $30,514,000, or $1.01 per share of common stock, from $27,223,000, or $.90 per share of common stock in the second quarter of 1998. EBDT for the six months ended July 31, 1999 grew by 11.2% to $57,644,000, or $1.91 per share of common stock, from $51,818,000, or $1.72 per share of common stock for the six months ended July 31, 1998. The increase in EBDT is the result of improved comparable property operations and the opening of new developments and acquisitions made during, or subsequent to, the second quarter of 1998.

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

NET OPERATING INCOME FROM REAL ESTATE GROUPS - NOI for the combined Commercial Group and Residential Group ("Real Estate Groups") for the second quarter of 1999 was $70,520,000 compared to $62,331,000 for the second quarter of 1998, a 13.1% increase. NOI for the Real Estate Groups for the six months ended July 31, 1999 was $138,223,000 compared to $122,400,000 for the six months ended July 31, 1998, a 12.9% increase.

COMMERCIAL GROUP

REVENUES - Revenues for the Commercial Group increased $9,956,000, or 10.7%, to $102,909,000 in the second quarter of 1999 from $92,953,000 in the second quarter of 1998. This increase is primarily the result of property openings and acquisitions. Increased revenues of $3,100,000 were generated by Millennium, an office building at University Park at MIT in Cambridge, Massachusetts which opened in February 1999. During 1998, Forest City acquired the 324,000-square-foot Fairmont Plaza office building and adjacent 249,000-square-foot Pavilion retail center in San Jose, California, which increased revenues over last year by $2,165,000 and $349,000, respectively. Phase Two of University Park at MIT opened during the second quarter of 1998. This mixed-use facility, owned in partnership with MIT, consists of 76,000 square feet of office space, 96,000 square feet of retail space, a 210-room hotel and a 960-space parking facility and generated revenues of $2,113,000 over the second quarter of 1998. Revenues also increased as a result of improved operations at Liberty Center in Pittsburgh, Pennsylvania ($935,000) and The Avenue at Tower City Center in Cleveland, Ohio ($815,000). These increases were partially offset by a decrease in revenues due to the 1998 disposition of the Company's interest in the 695,000-square-foot Summit Park Mall in Wheatfield, New York ($967,000). The Commercial Group also recorded additional land sales of $3,330,000 in the second quarter of 1999 compared to the prior year.

Revenues for the Commercial Group increased $31,578,000, or 17.7%, to $209,935,000 in the first half of 1999 from $178,357,000 in the first half of 1998. This increase is primarily due to the opening Millennium ($5,330,000) and Phase Two of University Park at MIT ($4,333,000) and the 1998 acquisitions of the 292-room Sheraton Hotel at Station Square in Pittsburgh, Pennsylvania ($5,396,000), Fairmont Plaza ($5,143,000) and Pavilion ($1,013,000). Revenues
also increased as a result of improved opertations at Liberty Center ($1,456,000) and The Avenue at Tower City Center ($1,821,000). These increases were partially offset by a decrease in revenues due to the 1998 disposition Summit Park Mall ($2,229,000). The Commercial Group also recorded additional land sales of $12,727,000 in the first half of 1999 compared to the same period last year.

OPERATING AND INTEREST EXPENSES - Operating expenses for the Commercial Group increased $4,554,000, or 9.5%, to $52,369,000 in the second quarter of 1999 from $47,815,000 in the second quarter of 1998. This increase was attributable primarily to costs associated with the opening of Millennium ($443,000) and Phase Two at University Park at MIT ($1,348,000) and the 1998 acquisitions of Fairmont Plaza ($852,000) and Pavilion ($145,000). Operating expenses also increased at Liberty Center ($466,000) and The Avenue at Tower City ($124,000). In addition, development expenses increased $1,205,000 and incremental costs associated with increased land sales were $310,000 compared to the second quarter of last year. These increases were partially offset by a decrease in operating expenses due to the 1998 disposition of the Company's interest in Summit Park Mall ($388,000). Interest expense increased by $1,611,000, or 7.3%, to $23,796,000 in the second quarter of 1999 from $22,185,000 in the second quarter of 1998. This increase is primarily attributable to 1998 and 1999 additions to the Commercial Group portfolio.

Operating expenses for the Commercial Group increased $20,067,000, or 22.7%, to $108,351,000 in the first half of 1999 from $88,284,000 in the first half of 1998. This increase was attributable primarily to costs associated with the 1999 opening of Millennium ($612,000) and 1998 opening of Phase Two at MIT ($2,878,000) and the 1998 acquisitions of Sheraton Hotel at Station Square ($2,958,000), Fairmont Plaza ($1,810,000) and Pavilion ($430,000). Operating
expenses also increased at Liberty Center ($905,000) and The Avenue at Tower City ($537,000). In addition, development expenses increased $1,455,000 and incremental costs associated with increased land sales were $7,857,000 compared to the first half of last year. Interest expense increased by $2,825,000, or 6.3%, to $47,851,000 in the first half of 1999 from $45,026,000 in the first half of 1998. This increase is primarily attributable to 1998 and 1999 additions to the Commercial Group portfolio.

RESIDENTIAL GROUP

REVENUES - Revenues for the Residential Group increased by
$5,626,000, or 17.1%, to $38,623,000 in the second quarter of 1999 from
$32,997,000 in the second quarter of 1998. This increase was attributable to the recognition of development and syndication fees on several projects ($3,321,000) and 1998 acquisitions of the 534-unit Woodlake Apartments in Silver Spring, Maryland ($1,206,000), a 50% interest in the 342-unit Park Plaza in Mayfield Heights, Ohio ($182,000) and an additional 20% interest in the 450-unit Studio Colony apartment community in Los Angeles, California ($137,000). In addition, revenues increased in the first quarter of 1999 from additional units at three apartment communities in Cleveland, Ohio ($179,000) as well as operational increases at Colony Woods ($603,000) and Bayside Village ($117,000). These increases were partially offset by a decrease due to the sale of Trolley Plaza in Detroit, Michigan ($821,000). The remainder of the increase is primarily due to improved operations (approximately $700,000).

Revenues for the Residential Group increased by $8,639,000, or 13.4%, to $72,900,000 in the first half of 1999 from $64,261,000 in the first half of 1998. This increase was attributable to the recognition of development and syndication fees on several projects ($4,469,000) and as a result of 1998 acquisitions of the 534-unit Woodlake Apartments in Silver Spring, Maryland ($2,402,000), a 50% interest in the 342-unit Park Plaza in Mayfield Heights, Ohio ($501,000) and an additional 20% interest in the 450-unit Studio Colony apartment community in Los Angeles, California ($634,000). In addition, revenues increased in the first quarter of 1999 from additional units at three apartment communities in Cleveland, Ohio ($396,000) as well as increases resulting from lease-up at Colony Woods ($1,241,000) and Bayside Village ($230,000). These increases were partially offset by a decrease due to the sale of Trolley Plaza ($1,508,000). The remainder of the increase is primarily due to improved operations (approximately $270,000).

OPERATING AND INTEREST EXPENSES - Operating expenses for the Residential Group increased by $2,839,000, or 18.0%, to $18,643,000 in the second quarter of 1999 from $15,804,000 in the second quarter of 1998. The increase in operating expenses was primarily due to additional costs associated with the generation of increased development fees ($2,519,000) and the 1998 acquisitions of Woodlake Apartments ($604,000), Park Plaza ($127,000) and a 20% interest in Studio Colony ($92,000). These increases were partially offset by a decrease due to the sale of Trolley Plaza ($681,000). Interest expense increased by $865,000, or 12.6%, to $7,742,000 in the second quarter of 1999 from $6,877,000 in the second quarter of 1998. This increase is primarily the result of 1998 property acqusitions that was partially offset by the effect of reduced tax exempt interest rates.

Operating expenses for the Residential Group increased by $4,327,000, or 13.6%, to $36,261,000 in the first half of 1999 from $31,934,000 in the first half of 1998. The increase in operating expenses was primarily due to additional costs associated with the generation of increased development fees ($3,989,000) and the 1998 acquisitions of Woodlake Apartments ($1,145,000), Park Plaza ($269,000) and a 20% interest in Studio Colony ($172,000). These increases were partially offset by a decrease due to the sale of Trolley Plaza ($1,129,000). Interest expense increased by $250,000, or 1.8%, to $14,227,000 in the first half of 1999 from $13,977,000 in the first half of 1998.

LAND GROUP

REVENUES - Revenues for the Land Group increased by $2,538,000 to $10,433,000 in the second quarter of 1999 from $7,895,000 in the second quarter of 1998. This increase is primarily the result of increased land sales at The Cascades in Brooklyn, Ohio, Silver Lakes in Pembroke, Florida and Westwood Lakes in Tampa, Florida. These increases were partially offset by decreases at The Greens at Birkdale Village in Huntersville, North Carolina and Richmond Run in Richmond, Ohio.

Revenues for the Land Group increased by $3,222,000 to $16,069,000 in the first half of 1999 from $12,847,000 in the first half of 1998. This increase is primarily the result of increased land sales at The Cascades in Brooklyn, Ohio, Silver Lakes in Pembroke, Florida, Westwood Lakes in Tampa, Florida and The Greens at Birkdale Village in Huntersville, North Carolina. These increases were partially offset by decreases at River Oaks in Kirtland, Ohio and Richmond Run in Richmond, Ohio.

Sales of land and related earnings vary from period to period depending on management's decisions regarding the disposition of significant land holdings.

OPERATING AND INTEREST EXPENSES - Operating expenses increased by $3,687,000 for the second quarter of 1999 to $9,679,000 from $5,992,000 for the second quarter of 1998. Operating expenses increased by $5,091,000 for the first half of 1999 to $15,557,000 from $10,466,000 for the first half of 1998. The increase in operating expenses is due to costs associated with increased land sales volume over the first quarter of last year and timing of indirect expenses. Interest expense decreased by $301,000 in the second quarter of 1999 to $1,893,000 from $2,194,000 in the second quarter of 1998. Interest expense decreased by $268,000 in the first half of 1999 to $4,026,000 from $4,294,000 in the first half of 1998.

LUMBER TRADING GROUP

REVENUES - Revenues for the Lumber Trading Group increased by $15,299,000 in the second quarter of 1999 to $46,847,000 from $31,548,000 in the second quarter of 1998. The increase was primarily due to increased lumber trading margins in the second quarter of 1999 compared to the first quarter of 1998 ($16,141,000) which was partially offset by a decrease in volume at Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors ($492,000).

Revenues for the Lumber Trading Group increased by $23,595,000 in the first half of 1999 to $81,473,000 from $57,878,000 in the first half of 1998. The increase was primarily due to increased lumber trading margins in the second half of 1999 compared to the first half of 1998 ($23,790,000).

OPERATING AND INTEREST EXPENSES - Operating expenses for the Lumber Trading Group increased by $12,108,000 in the second quarter of 1999 to $40,452,000 from $28,344,000 in the second quarter of 1998. Operating expenses for the Lumber Trading Group increased by $18,609,000 in the first half of 1999 to $71,159,000 from $52,550,000 in the first half of 1998. The increases in the second quarter and first half of 1999 reflected higher variable expenses due to increased trading margins compared to 1998. Interest expense decreased by $426,000 in the second quarter of 1999 to $1,314,000 from $1,740,000 in the second quarter of 1998. Interest expense decreased by $640,000 in the first half of 1999 to $2,416,000 from $3,056,000 in the first half of 1998.

CORPORATE ACTIVITIES

REVENUES - Corporate Activities' revenues decreased $175,000 in the second quarter of 1999 to $139,000 from $314,000 in the second quarter of 1998. Corporate Activities' revenues decreased $719,000 in the first half of 1999 to $268,000 from $987,000 in the first half of 1998. Corporate Activities' revenues consist primarily of interest income from investments made by the Company and vary from year to year depending on interest rates and the amount of loans outstanding.

OPERATING AND INTEREST EXPENSES - Operating expenses for Corporate Activities increased $248,000 in the second quarter of 1999 to $3,334,000 from $3,086,000 in the second quarter of 1998. Operating expenses for Corporate Activities increased $979,000 in the first half of 1999 to $6,771,000 from $5,792,000 in the first half of 1998. These increases represent additional general corporate expenses including amortization of costs associated with the 1998 public offering of Senior Notes (see "Financial Condition and Liquidity"). Interest expense increased $1,819,000 in the second quarter of 1999 to $6,354,000 from $4,535,000 in the second quarter of 1998. Interest expense increased $4,299,000 in the first half of 1999 to $12,224,000 from $7,925,000 in the first half of 1998. Corporate Activities' interest expense consists primarily of interest expense on the 8.50% Senior Notes (issued on March 16, 1998) and the Revolving Credit Agreement that has not been allocated to a principal business group (see "Financial Condition and Liquidity").

OTHER TRANSACTIONS

GAIN OR LOSS ON DISPOSITION OF PROPERTIES - No properties were disposed of during the first half of 1999. Gain or loss on disposition of properties for the second quarter of 1998 totaled a gain of $11,248,000. Gain (loss) on disposition of properties for the first half of 1998 totaled a gain of $18,168,000.

During the second quarter of 1998, the company disposed of its interests in Summit Park Mall, a regional shopping center in suburban Buffalo, New York and Trolley Plaza, an apartment community in downtown Detroit, Michigan and recognized pre-tax gains of $14,088,000 and $4,941,000, respectively. During the first quarter of 1998, the company sold its interests in San Vicente, an office building in Brentwood, California and Courtyard, a strip shopping center in Flint, Michigan and recognized pre-tax gains on disposition of $10,809,000 and $638,000, respectively.

EXTRAORDINARY GAIN - Extraordinary gain, net of tax, totaled $214,000 for the first half of 1999, all of which occurred in the first quarter representing extinguishment of $353,000 of non-recourse debt related to Plaza at Robinson Town Centre in Pittsburgh, Pennsylvania. Extraordinary gain, net of tax, totaled $334,000 for the first half of 1998, all of which occurred in the second quarter representing extinguishment of $552,000 of non-recourse debt related to Trolley Plaza which was disposed of during the second quarter.

INCOME TAXES - Income tax expense for the second quarter of 1999 and 1998 totaled $4,533,000 and $11,016,000, respectively. Income tax expense for the first half of 1999 and 1998 totaled $8,422,000 and $17,167,000, respectively. At January 31, 1999, the Company had a net operating loss carryforward ("NOL") for tax purposes of $76,433,000 (generated primarily over time in the ordinary course of business from the significant impact of depreciation expense from real estate properties on the Company's net earnings) which will expire in the years ending January 31, 2006 through January 31, 2011 and general business credits carryovers of $2,432,000 which will expire in the years ending January 31, 2004 through January 31, 2013. The Company's policy is to utilize its NOL before it expires and will consider a variety of strategies to implement that policy.

NET EARNINGS - In the second quarter of 1999, the Company's net earnings were $6,275,000, or $.21 per share of common stock, compared to $16,170,000, or $.54 per share of common stock in the second quarter of 1998. In the first half of 1999, the Company's net earnings were $11,783,000, or $.39 per share of common stock, compared to $24,678,000, or $.82 per share of common stock in the first half of 1998.

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

REVOLVING CREDIT FACILITY - At July 31, 1999, the Company had $117,000,000 outstanding under its $225,000,000 revolving credit facility. The Company's revolving credit facility matures December 10, 2001, unless extended, and allows for up to a combined amount of $30,000,000 in outstanding letters of credit or surety bonds. Outstanding letters of credit reduce the credit available to the Company, and $13,595,000 were outstanding as of July 31, 1999. On each anniversary date, the maturity date may be extended by one year by unanimous consent of the nine participating banks. At the maturity date, the outstanding revolving credit loans, if any, may be converted by the Company to a four-year term loan. The revolving credit available is reduced quarterly by $2,500,000 beginning April 1, 1998. At July 31, 1999, the revolving credit line was $210,000,000. The revolving credit facility provides, among other things, for:
1) interest rates of 2% over LIBOR or 1/4% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined); and 3) restriction on dividend payments.

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

MORTGAGE REFINANCINGS

During the six months ended July 31, 1999, the Company completed $265,000,000 in financings, including $166,000,000 in refinancings and $99,000,000 for new development projects. The Company continues to seek long-term fixed rate debt for those project loans that mature within the next 12 months. In addition, the Company is actively seeking permanent financing for those projects that will begin operations within the next 12 months, generally pursuing long-term fixed rate loans.

INTEREST RATE EXPOSURE

At July 31, 1999, the composition of nonrecourse mortgage debt is as follows:

                                            Amount             Rate(1)
                                        ------------------------------
                                        (in thousands)

Fixed                                   $   1,654,234           7.51%
Variable -
    Taxable (2)                               394,943           7.01%
    Tax-Exempt                                153,773           4.03%
UDAG and other
  subsidized loans (fixed)                     69,883           2.57%
                                        -------------
                                        $   2,272,833           7.04%
                                        ==============

   (1) The weighted average interest rates shown above include both the base index and the lender margin.

   (2) The taxable debt of $394,943 is hedged with $394,503 as described below.

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

At July 31, 1999, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company's taxable variable-rate debt by approximately 2,500,000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,500,000.

LUMBER TRADING GROUP LIQUIDITY

The Lumber Trading Group is separately financed with two revolving lines of credit and a nonrecourse accounts receivable sale program. These credit facilities are without recourse to the Company.

During the second quarter of 1999, Lumber Trading Group's lines of credit were increased by $20,000,000. At July 31, 1999, Lumber Trading Group's two lines of credit totaled a $87,000,000 commitment expiring June 30, 2000. These credit lines are secured by the assets of the Lumber Trading Group and are used by the Trading Group to finance its working capital needs. At July 31, 1999, $21,882,000 was outstanding under these facilities.

The Lumber Trading Group also has sold an undivided ownership interest in a pool of accounts receivable of up to a maximum of $102,000,000 (as increased by $10,200,000 during the second quarter of 1999) and uses this program to finance its working capital needs. At July 31, 1999, $67,000,000 had been sold under this accounts receivable program.

The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs.

CASH FLOWS

Net cash provided by operating activities totaled $17,999,000 and $44,451,000 for the first half of 1999 and 1998, respectively. The decrease was a result of a $16,662,000 net increase in operating expenditures (primarily a result of a $49,204,000 increase in operating expenses offset by an increase in notes payable and accounts payable and accrued expenses of $21,919,000 most of which occurred at Lumber Trading Group and a $10,283,000 reduction in commercial land held for sale), an increase of $7,147,000 in land development expenditures and an increase of $10,115,000 in interest paid. These decreases were partially offset by an increase of $7,472,000 in rents and other revenues received and proceeds from land sales (primarily a result of increased revenues of $66,315,000 which was partially offset by an increase in notes and accounts receivable of $61,812,000 most of which occurred at Lumber Trading Group).

Net cash used in investing activities totaled $193,337,000 and $290,301,000 for the first half of 1999 and 1998, respectively. Capital expenditures, other than development and acquisition activities, totaled $17,283,000 and $24,537,000 (including both recurring and investment capital expenditures) in the first half of 1999 and 1998, respectively and were financed with cash on hand at the beginning of the year and cash provided from operating activities. The Company invested $154,554,000 and $256,612,000 in acquisition and development of real estate projects in the first half of 1999 and 1998, respectively. These expenditures were financed with approximately $99,000,000 and $170,180,000 in new mortgage indebtedness incurred in the first half of 1999 and 1998, respectively, borrowings under the revolving credit facility in 1999 and 1998, proceeds from the refinancing of existing properties in 1999 and proceeds from the issuance of senior notes in 1998. The Company invested $21,500,000 and $38,526,000 in investments in and advances to affiliates in the first half of 1999 and 1998, respectively. The first half of 1999 investments primarily related to New York City area urban development ($7,605,000) and the following syndicated residential projects: The Grand, a 546-unit luxury high-rise apartment building in North Bethesda, Maryland that opened in February 1999 ($8,864,000), Philip Morris at Tobacco Row, a 175-unit apartment renovation project currently under construction in Richmond, Virginia ($4,808,000) and 101 San Fernando, a 316-unit apartment complex currently under construction in San Jose, California ($1,573,000). The first half of 1998 investments were primarily related to 101 San Fernando ($19,312,000), The Enclave ($9,397,000) and The Grand ($5,246,000). In addition, in the first half of 1998, $31,622,000 was collected in proceeds from the disposition of the Company's interest in San Vicente ($27,244,000) and Courtyard ($4,378,000).

Net cash provided by financing activities totaled $150,597,000 and $229,701,000 in the first half of 1999 and 1998, respectively. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgage Refinancings" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the first half of 1999 also reflected an increase of $4,607,000 in net borrowings under Lumber Trading Group's lines of credit, an increase of $5,276,000 in notes payable, an change in restricted cash and book overdrafts of $23,881,000 and payment of $2,399,000 of dividends. During the first half of 1998, the Company received net proceeds from the issuance of senior notes in March 1998 of $194,315,000 which were initially used to repay $114,000,000 of long-term debt. In addition, net cash provided by financing activities reflected the release of $10,382,000 in restricted cash, a net decrease of $27,383,000 in notes payable (primarily from repayment of $19,024,000 of borrowings under Lumber Trading

Group's lines of credit and $3,818,000 repayment of a note payable by the Land Group), payment of deferred financing costs of $9,551,000 and payment of $2,098,000 of dividends.

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

INCREASED DIVIDEND

The first 1999 quarterly dividend of $.04 per share on shares of both Class A and Class B Common Stock was paid on June 15, 1999 to shareholders of record at the close of business on June 1, 1999. The second 1999 quarterly dividend of $.05 per share, representing a 25% increase over the previous quarter's dividend, on shares of both Class A and Class B Common Stock was declared on June 8, 1999 and will be paid on September 15, 1999 to shareholders of record at the close of business on September 1, 1999. The third 1999 quarterly dividend of $.05 per share on shares of both Class A and Class B Common Stock was declared on September 8, 1999 and will be paid on December 15, 1999 to shareholders of record at the close of business on December 1, 1999.

NEW ACCOUNTING STANDARDS

In the first quarter of 1999, the Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that start-up costs and organization costs be expensed as incurred. The adoption of this accounting principle had no material effect on earnings or financial position.

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", to all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, the Company plans to implement SFAS 133 for the fiscal quarters in its fiscal year ending January 31, 2002.

YEAR 2000

The Company is completing its program to prepare its financial and operating computer systems and embedded applications for the Year 2000. The Company believes that 95% of the required modifications have been completed, the total cost of which is not expected to be material to the Company's operating results. The final modifications will be made by the end of the third quarter of 1999.

For business reasons unrelated to the Year 2000, the Company's computer systems have been moved from a mainframe environment to a distributed environment. Major processing systems were replaced with Year 2000-compliant software or software with definitive plans for upgrades to Year 2000 compliant code. The project costs was approximately $4 million.

The Company is operating under the first stage of a two-part upgrade of the general ledger-financial reporting system. The second stage of the general ledger-financial reporting system upgrade will be completed by September 1999. The interface to the payroll service bureau has been upgraded and tested. Software for the human resource database had been upgraded and testing will be completed by the end of September 1999. Commercial Group's property management software is compatible through the year 2049 and will complete the final software upgrade to be Year 2000 compatible. Commercial is also completing the upgrade to energy management systems at two properties. Residential Group has verified that its current system will process it's reporting with Year 2000 dates but will also compete the replacement of their reporting software by November 1999. Residential has also addressed 95% of its critical embedded systems at the properties. The remaining systems are not critical to the operation. Forest City Trading Group and Babin have upgraded and tested their software to be Year 2000 compliant.

The Company has identified concerns related to hardware, software and embedded systems and developed a contingency plan to respond to each concern. For hardware, the most likely worst case scenario would be if a specific computer or server would not be compliant. In that case, the Company would use other hardware, provided by our business continuity/disaster recovery program, that is compliant and available to regenerate data from our backup systems.

For software, the most likely worst case scenario would be if the automated software scheduling routines would not properly schedule in the Year 2000 and beyond. Each of these automated scheduling systems has a manual function, which has been tested.

For embedded systems, the Company's primary concern is that these systems, despite testing, would not function properly in the Year 2000. All of these systems have manual reset functions and Year 2000 date issues can be corrected. Additionally, the Company will have appropriate personnel, and outside contractors if necessary, on site starting the evening of December 31, 1999 and the ensuing weekend to reset the functions if necessary. The Company does not believe any of the systems related to the safety of the properties' tenants or customers will be affected.

Similar to other companies, Forest City is highly dependent upon systems in the public sector, such as utilities, mail, government agencies and transportation systems. Failures in those systems, upon which the Company has no control, could materially affect operations. The property sites have well defined emergency plans in place, and these would be activated if necessary. The Year 2000 plan is aimed at identifying and correcting all issues upon which Forest City has direct control or indirect control through its vendors and business partners. The Company feels that the successful completion of its Year 2000 program will minimize the effect on operations.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

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

                          FOREST CITY ENTERPRISES, INC.
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
               FOR THE SECOND QUARTER ENDED JULY 31, 1999 AND 1998
                                 (IN THOUSANDS)



                                  Commercial Group       Residential Group            Land Group
                                ---------------------   ---------------------   -----------------------
                                  1999        1998        1999        1998        1999          1998
                                ---------   ---------   ---------   ---------   ---------     ---------
Revenues                        $ 102,909   $  92,953   $  38,623   $  32,997   $  10,433     $   7,895
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups              52,369      47,815      18,643      15,804       9,679         5,992
Interest expense                   23,796      22,185       7,742       6,877       1,893         2,194
Income tax provision                3,194       2,067       2,635       1,221        (426)         (114)
                                ---------   ---------   ---------   ---------   ---------     ---------

                                   79,359      72,067      29,020      23,902      11,146         8,072
                                ---------   ---------   ---------   ---------   ---------     ---------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                       $  23,550   $  20,886   $   9,603   $   9,095   ($    713)    ($    177)
                                =========   =========   =========   =========   =========     =========




                                             Lumber Trading Group     Corporate Activities             Total
                                             ---------------------   ----------------------    ---------------------
                                                1999       1998        1999         1998         1999        1998
                                             ---------   ---------   ---------    ---------    ---------   ---------
Revenues                                     $  46,847   $  31,548   $     139    $     314    $ 198,951   $ 165,707
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups                           40,452      28,344       3,334        3,086      124,477     101,041
Interest expense                                 1,314       1,740       6,354        4,535       41,099      37,531
Income tax provision                             1,972         741      (4,514)      (4,003)       2,861         (88)
                                             ---------   ---------   ---------    ---------    ---------   ---------

                                                43,738      30,825       5,174        3,618      168,437     138,484
                                             ---------   ---------   ---------    ---------    ---------   ---------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                                    $   3,109   $     723   ($  5,035)   ($  3,304)   $  30,514   $  27,223
                                             =========   =========   =========    =========    =========   =========


                                Reconciliation to net earnings:

                                Earnings before depreciation,
                                  amortization and deferred taxes (EBDT)                       $  30,514   $  27,223

                                Depreciation and amortization - real estate Groups               (22,567)    (18,890)

                                Deferred taxes - real estate Groups                               (1,672)     (3,745)

                                Gain on disposition of properties, net of tax                          0      11,248

                                Extraordinary gain, net of tax                                         0         334
                                                                                               ---------   ---------

                                Net earnings                                                   $   6,275   $  16,170
                                                                                               =========   =========





                          FOREST CITY ENTERPRISES, INC.
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                 FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                 (IN THOUSANDS)



                                   Commercial Group       Residential Group           Land Group
                                ---------------------   ---------------------   -----------------------
                                  1999         1998       1999        1998        1999          1998
                                ---------   ---------   ---------   ---------   ---------     ---------
Revenues                        $ 209,935   $ 178,357   $  72,900   $  64,261   $  16,069     $  12,847
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups             108,351      88,284      36,261      31,934      15,557        10,466
Interest expense                   47,851      45,026      14,227      13,977       4,026         4,294
Income tax provision                5,725       3,343       3,945       1,728      (1,341)         (754)
                                ---------   ---------   ---------   ---------   ---------     ---------

                                  161,927     136,653      54,433      47,639      18,242        14,006
                                ---------   ---------   ---------   ---------   ---------     ---------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                       $  48,008   $  41,704   $  18,467   $  16,622   ($  2,173)    ($  1,159)
                                =========   =========   =========   =========   =========     =========




                                              Lumber Trading Group     Corporate Activities             Total
                                             ---------------------   ----------------------    ---------------------
                                               1999        1998        1999         1998          1999        1998
                                             ---------   ---------   ---------    ---------    ---------   ---------
Revenues                                     $  81,473   $  57,878   $     268    $     987    $ 380,645   $ 314,330
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups                           71,159      52,550       6,771        5,792      238,099     189,026
Interest expense                                 2,416       3,056      12,224        7,925       80,744      74,278
Income tax provision                             3,097       1,156      (7,268)      (6,265)       4,158        (792)
                                             ---------   ---------   ---------    ---------    ---------   ---------

                                                76,672      56,762      11,727        7,452      323,001     262,512
                                             ---------   ---------   ---------    ---------    ---------   ---------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                                    $   4,801   $   1,116   ($ 11,459)   ($  6,465)   $  57,644   $  51,818
                                             =========   =========   =========    =========    =========   =========


                                Reconciliation to net earnings:

                                Earnings before depreciation,
                                  amortization and deferred taxes (EBDT)                       $  57,644   $  51,818

                                Depreciation and amortization - real estate Groups               (41,811)    (39,569)

                                Deferred taxes - real estate Groups                               (4,264)     (6,073)

                                Gain (loss) on disposition of properties, net of tax                   0      18,168

                                Extraordinary gain, net of tax                                       214         334
                                                                                               ---------   ---------

                                Net earnings                                                   $  11,783   $  24,678
                                                                                               =========   =========


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk exposure is interest rate risk. At July 31, 1999, the Company had $675,700,000 of variable-rate debt outstanding. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

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

                  Cap
                  Strike                               Principal
                  Rate              Period            Outstanding
                  ------      -------------------    ------------
                  6.50%       02/01/99 - 01/31/00    $394,503,000
                  6.50%       02/01/00 - 01/31/01     457,613,000
                  6.50%       02/01/01 - 07/31/01     362,577,000
                  7.00%       08/01/01 - 02/01/02     362,577,000
                  6.75%       09/01/00 - 09/01/03      79,929,000

The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In addition, to reduce the effect of upward fluctuations in future interest rates, the Company has purchased 10-year Treasury Options at a strike rate of 6.00% in the amounts of $86,100,000, $41,252,000 and $38,677,000, with the exercise dates of February 2000, April 2001 and August 2001, respectively.

At July 31, 1999, the Company had $127,000,000 outstanding under its $225,000,000 revolving credit facility, which bears interest at LIBOR plus 2%. The Company has entered into a one-year 5.125% LIBOR option expiring January 3, 2000 on $75,000,000 for its revolving credit line. Additionally, the Company has purchased a 6.50% LIBOR interest rate cap for 2000 and an average 6.75% LIBOR interest rate cap for 2001 at notional amounts of $42,387,000 and $37,423,000, respectively.

At July 31, 1999, the Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed-rate debt at that date of $1,833,316,000 to a liability of approximately $1,941,383,000. The sensitivity to changes in interest rates of the Company's fixed-rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above. The Company intends to monitor and manage interest costs on its variable debt portfolio and may enter into swap positions based on market fluctuations.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates.


                                                                          EXPECTED MATURITY DATE
                                    ----------------------------------------------------------------------------------------------

LONG-TERM DEBT                          1999            2000             2001            2002          2003          THEREAFTER
----------------------------------- -------------   -------------    -------------  -------------  -------------   ---------------
FIXED
  Fixed rate debt (1)                 140,808,357      95,188,201       80,954,627     61,686,746     85,688,438     1,189,907,777
  Weighted average interest rate             7.40%           8.08%            8.25%          7.66%          8.20%             7.37%

  UDAG (1)                                 25,256       1,049,021       10,481,224        541,722        163,085        57,623,142
  Weighted average interest rate             6.92%           0.35%            7.99%          7.73%          2.78%             1.57%

  Senior notes                                  -               -                -              -              -       200,000,000
  Weighted average interest rate                                                                                              8.50%
                                    -------------   -------------    -------------  -------------  -------------   ---------------

Total Fixed Rate Debt                 140,833,613      96,237,222       91,435,851     62,228,468     85,851,523     1,447,530,919
                                    -------------   -------------    -------------  -------------  -------------   ---------------

VARIABLE:
  Variable rate debt (1)(2)            75,267,651     126,848,431       22,891,971     99,755,580     50,150,167        20,028,711
  Weighted average interest rate

  Tax Exempt (1)                                -      55,980,001       32,684,748              -              -        65,108,000
  Weighted average interest rate

  Revolving Credit Facility                     -     127,000,000                -              -              -                 -
  Weighted average interest rate
                                    -------------   -------------    -------------  -------------  -------------   ---------------


Total Variable Rate Debt               75,267,651     309,828,432       55,576,719     99,755,580     50,150,167        85,136,711
                                    -------------   -------------    -------------  -------------  -------------   ---------------

TOTAL LONG-TERM DEBT                $ 216,101,264   $ 406,065,654    $ 147,012,570  $ 161,984,048  $ 136,001,690   $ 1,532,667,630
                                    =============   =============    =============  =============  =============   ===============




                                           TOTAL           FAIR MARKET
                                        OUTSTANDING           VALUE
LONG-TERM DEBT                            7/31/99            7/31/99
-----------------------------------   ---------------    ---------------
FIXED
  Fixed rate debt (1)                   1,654,234,146      1,596,583,670
  Weighted average interest rate                 7.51%

  UDAG (1)                                 69,883,450         42,981,870
  Weighted average interest rate                 2.57%

  Senior notes                            200,000,000        193,750,000
  Weighted average interest rate                 8.50%
                                      ---------------    ---------------

Total Fixed Rate Debt                   1,924,117,596      1,833,315,540
                                      ---------------    ---------------

VARIABLE:
  Variable rate debt (1)(2)               394,942,511        394,942,511
  Weighted average interest rate                 7.01%

  Tax Exempt (1)                          153,772,749        153,772,749
  Weighted average interest rate                 4.03%

  Revolving Credit Facility               127,000,000        127,000,000
  Weighted average interest rate                 7.18%
                                      ---------------    ---------------


Total Variable Rate Debt                  675,715,260        675,715,260
                                      ---------------    ---------------

TOTAL LONG-TERM DEBT                  $ 2,599,832,856    $ 2,509,030,800
                                      ===============    ===============



(1) Represents nonrecourse debt.
(2) As of July 31, 1999, $141,393,000 of variable-rate debt has been hedged via $133,479,000 of 1-year LIBOR contracts and $7,914,000 of LIBOR-based swaps that have a combined remaining average life of 0.38 years.

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

The Company, through subsidiaries, owns a 14.6% interest in the Seven Hills housing development, located in Henderson, Nevada, which is owned by the Silver Canyon Partnership ("Silver Canyon") and is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and other entities, including the Company. In addition, separate lawsuits were filed by some of the production homebuilding companies at Seven Hills, against some of the same parties, not including the Company. Each of these lawsuits sought a commitment for public play on the golf course, as well as damages and, in October 1998, the court granted play rights. In February 1999 the owner of the golf course filed a cross-claim against the Silver Canyon Partnership and the Company. Silver Canyon has since reached an agreement in principle with the Plaintiff homeowners and with certain of Silver Canyon's insurance carriers to settle the claims of the Plaintiff homeowners. A hearing on damages for claims of the production builders and the owner of the golf course will be held at a future date to be determined. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's financial performance. The Company believes that any exposure will be limited to the Silver Canyon Partnership and is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

On June 8, 1999, the Company held its annual meeting of shareholders. At that meeting, the shareholders elected three directors by holders of Class A Common Stock and nine directors by holders of Class B Common Stock, each to hold office until the next shareholder meeting and until his or her successor is elected; and elected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending January 31, 2000.

It was reported that 17,305,468 shares of Class A Common Stock representing 17,305,468 votes and 10,382,844 shares of Class B Common Stock representing 103,828,440 votes were represented in person and by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:


                                                                         Abstentions
                                                                            and/or
                                                                            Broker
                                              For             Against     Non-votes
                                          -----------         -------     ---------

(1)  Election of the following nominated
     directors by Class A shareholders     17,190,522            --        114,946
         Michael P. Esposito, Jr
         Joan K. Shafran
         Louis Stokes

(2) Election of the following nominated
    directors by Class B shareholders     103,759,000            --         69,440
         Albert B. Ratner
         Samuel H. Miller
         Charles A. Ratner
         James A. Ratner
         Jerry V. Jarrett
         Ronald A. Ratner
         Scott S. Cowen
         Brian J. Ratner
         Deborah Ratner Salzberg


(3) Election of independent auditors
         PricewaterhouseCoopers LLP       121,059,769        29,300         44,839


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

          3.1    -    Amended Articles of Incorporation adopted as of October
                      11, 1983, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983
                      (File No. 1-4372).

          3.2    -    Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

          3.3    -    Certificate of Amendment by Shareholders to the Articles
                      of Incorporation of Forest City Enterprises, Inc. dated
                      June 24, 1997, incorporated by reference to Exhibit 4.14
                      to the Company's Registration Statement on Form S-3
                      (Registration No. 333-41437).

          3.4    -    Certificate of Amendment by Shareholders to the Articles
                      of Incorporation of Forest City Enterprises, Inc. dated
                      June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8
                      (Registration No. 333-61925).

          4.1    -    Form of Senior Subordinated Indenture between the Company
                      and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company's
                      Registration Statement on Form S-3 (Registration No.
                      333-22695).

          4.2    -    Form of Junior Subordinated Indenture between the Company
                      and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company's
                      Registration Statement on Form S-3 (Registration No.
                      333-22695).

          4.3    -    Form of Senior Subordinated Indenture between the Company
                      and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company's
                      Registration Statement on Form S-3 (Registration No.
                      333-41437).

         10.1    -    Credit Agreement, dated as of December 10, 1997, by and
                      among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                      10.38 to the Company's Form 10-Q for the quarter ended
                      October 31, 1997 (File No. 1-4372).

       Exhibit
        Number                     Description of Document
        ------                     -----------------------

         10.2     -   Guaranty of Payment of Debt, dated as of December 10,
                      1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                      10.39 the Company's Form 10-Q for the quarter ended
                      October 31, 1997 (File No. 1-4372)

         10.3     -   First Amendment to Credit Agreement, dated as of January
                      20, 1998, by and among Forest City Rental Properties
                      Corporation, the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent, incorporated by reference to
                      Exhibit 4.19 to the Company's Registration Statement on
                      Form S-3 (File No. 333-41437).

         10.4     -   First Amendment to Guaranty of Payment of Debt, dated as
                      of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                      4.20 to the Company's Registration Statement on Form S-3
                      (File No. 333-41437).

         10.5     -   Letter Agreement, dated as of February 25, 1998, by and
                      among Forest City Enterprises, Inc., Forest City Rental
                      Properties Corporation, the banks named therein, KeyBank
                      National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.21 to the Company's Registration
                      Statement on Form S-3 (File No. 333-41437).

         10.6     -   Second Amendment to Credit Agreement, dated as of March 6,
                      1998, by and among Forest City Rental Properties
                      Corporation, the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent, incorporated by reference to
                      Exhibit 10.1 to the Company's Form 8-K, dated March 6,
                      1998 (File No. 1-4372).

         10.7     -   Second Amendment to Guaranty of Payment of Debt, dated as
                      of March 6, 1998, by and among Forest City Enterprises,
                      Inc., the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent, incorporated by reference to
                      Exhibit 10.2 to the Company's Form 8-K, dated March 6,
                      1998 (File No. 1-4372).

        Exhibit
         Number                     Description of Document
         ------                     -----------------------

         10.8     -   Stock Purchase Agreement, dated May 7, 1997, between
                      Forest City Enterprises, Inc. and Richard Miller, Aaron
                      Miller and Gabrielle Miller, incorporated by reference to
                      Exhibit 10.34 to the Company's Form 10-Q for the quarter ended April 30, 1997 (File No. 1-4372).

         10.9     -   Letter Agreement, dated August 14, 1997, adjusting the
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

         10.14    -   First Amendment to Employment Agreement entered into as of
                      December 6, 1996 by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the year ended January 31, 1997
                      (File No. 1-4372).

         10.15    -   Employment Agreement entered into on April 6, 1998,
                      effective as of February 1, 1997, by the Company and Samuel H. Miller, incorporated by reference to Exhibit
                      10.15 to the Company's Form 10-K for the year ended
                      January 31, 1998 (File No. 1-4372).

        Exhibit
         Number                      Description of Document
         ------                      -----------------------

         10.16    -   Employment Agreement entered into on April 6, 1998,
                      effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit
                      10.16 to the Form 10-K for the year ended January 31, 1998
                      (File No.1-4372).

         10.17    -   First Amendment to Employment Agreement (dated April 6,
                      1998) entered into as of April 24, 1998 by the Company and Charles A. Ratner, incorporated by reference to Exhibit
                      10.17 to the Company's Form 10-K for the year ended
                      January 31, 1998 (File No. 1-4372).

         10.18    -   First Amendment to Employment Agreement (dated December 6,
                      1996 and superseded by Employment Agreement dated April 6,
                      1998) entered into as of December 6, 1996 by the Company and Charles A. Ratner, incorporated by reference to
                      Exhibit 10.18 to the Company's Form 10-K for the year ended January 31, 1997 (File No.1-4372).

         10.19    -   Employment Agreement entered into on April 6, 1998,
                      effective as of February 1, 1997, by the Company and James
                      A. Ratner, incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

         10.20    -   Employment Agreement entered into on April 6, 1998,
                      effective as of February 1, 1997, by the Company and Ronald A. Ratner, incorporated by reference to exhibit
                      10.20 to the Company's Form 10-K for the year ended
                      January 31, 1998 (File No. 1-4372).

         10.21    -   Employment Agreement entered into as of September 25, 1989
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

        Exhibit
         Number                        Description of Document
         ------                        -----------------------

         10.39    -   Third Amendment to Credit Agreement, dated as of January
                      29, 1999, by and among Forest City Rental Properties
                      Corporation, the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent incorporation by reference to
                      Exhibit 20.1 to the Company's Form 8-K, dated January 29,
                      1999 (File No. 1-4372).

         10.40    -   Third Amendment to Guaranty of Payment of Debt, dated as
                      of January 29, 1999, by and among Forest City Enterprises,
                      Inc., the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent, incorporated by reference to
                      Exhibit 20.2 to the Company's Form 8-K, dated January 29,
                      1999 (File No. 1-4372).

         10.41    -   Subordination Agreement, dated as of January 29, 1999, by
                      and among Forest City Enterprises, Inc., St. Paul Fire and
                      Marine Insurance Company, St. Paul Mercury Insurance
                      Company, St. Paul Guardian Insurance Company, Seaboard
                      Surety Company, Economy Fire & Casualty Company, Asset
                      Guaranty Insurance Company, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                      20.3 to the Company's Form 8-K, dated January 29, 1999
                      (File No. 1-4372).

         10.42    -   Dividend Reinvestment and Stock Purchase Plan,
                      incorporated by reference to Exhibit 10.42 to the Company's Form 10-K for the year ended January 31, 1999
                      (File No. 1-4372).

         10.43    -   Deferred Compensation Plan for Executives, effective as of
                      January 1, 1999, incorporated by reference to Exhibit
                      10.43 to the Company's Form 10-K for the year ended
                      January 31, 1999 (File No. 1-4372).

         10.44    -   Deferred Compensation Plan for Nonemployee Directors,
                      effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

         10.45    -   Amended and Restated Credit Agreement, dated as of June
                      25, 1999, by and among Forest City Rental Properties
                      Corporation, the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent, incorporated by reference to
                      Exhibit 20.1 to the Company's Form 8-K, dated June 25,
                      1999 (File No. 1-4372).

        Exhibit
         Number                     Description of Document
         ------                     -----------------------

          10.46   -   Amended and Restated Guaranty of Payment of Debt, dated as of June 25, 1999, by and among Forest City Enterprises,
                      Inc., the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent, incorporated by reference to
                      Exhibit 20.2 to the Company's Form 8-K, dated June 25,
                      1999 (File No. 1-4372).


     *    10.47   -   Employment Agreement entered into on May 31, 1999,
                      effective January 1, 1999, by the Company and Albert B.
                      Ratner.

     *    10.48   -   Employment Agreement entered into on May 31, 1999,
                      effective January 1, 1999, by the Company and Samuel H.
                      Miller.

      *   27      -   Financial Data Schedules.

----------------

     *    -     Filed herewith.


     (b)        Reports on Form 8-K:

                On July 15, 1999, the Company filed Form 8-K (dated June 25,
                1999) to submit the Amended and Restated Credit Agreement and Guaranty of Payment of Debt, both dated June 25, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOREST CITY ENTERPRISES, INC.
                                                   (Registrant)



Date September 14, 1999                  /s/ Thomas G. Smith
     -------------------------          ---------------------------------

                                         Thomas G. Smith, Senior Vice President
                                          and Chief Financial Officer

Date September 14, 1999                  /s/ Linda M. Kane
     -------------------------          ----------------------

                                         Linda M. Kane, Vice President,
                                          Corporate Controller