Form 10-Q
period 1999-10-31
FOREST CITY ENTERPRISES INC
filed 1999-12-15
CIK 38067

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  October 31, 1999
                   -----------------

Commission file number     1-4372
                       -------------

                          FOREST CITY ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                           34-0863886
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

1100 Terminal Tower
50 Public Square     Cleveland, Ohio                         44113
-----------------------------------------              -------------------
 (Address of principal executive offices)                   Zip Code

Registrant's telephone number, including area code        216-621-6060
                                                       -------------------


--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X     NO
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at December 7, 1999
           -----                              -------------------------------

Class A Common Stock, $.33 1/3 par value              19,370,606 shares

Class B Common Stock, $.33 1/3 par value              10,659,096 shares

                          FOREST CITY ENTERPRISES, INC.

                                      Index
                                      -----

                                                                                     Page No.
                                                                                     --------
Part I.  Financial Information:

      Item 1.  Financial Statements
                Forest City Enterprises,  Inc. and Subsidiaries

                Consolidated Balance Sheets - October 31, 1999
                      (Unaudited) and January 31, 1999                                  3

                Consolidated Statements of Earnings
                      (Unaudited) - Three and Nine Months
                      Ended October 31, 1999 and 1998                                   4

                Consolidated Statements of Shareholders' Equity
                      (Unaudited) - Nine Months Ended
                      October 31, 1999 and 1998                                         5

                Consolidated Statements of Cash Flows (Unaudited) -
                      Nine Months Ended October 31, 1999 and 1998                       6 - 7

                Notes to Consolidated Financial Statements
                      (Unaudited)                                                       8 - 12

      Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              13 - 29

      Item 3.  Quantitative and Qualitative Disclosures About Market
                      Risk                                                             30 - 32

Part II.  Other Information

      Item 1.   Legal Proceedings                                                      33

      Item 6.  Exhibits and Reports on Form 8-K                                        34 - 42

Signatures                                                                             43


PART I - FINANCIAL INFORMATION
Item I. Financial Statements.
-----------------------------

                                    FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                                  October 31, 1999     January 31, 1999
                                                                              ------------------      ------------------
                                                                                 (Unaudited)
ASSETS                                                                        (dollars in thousands, except per share data)
Real Estate
  Completed rental properties                                                 $       2,789,780        $      2,625,589
  Projects under development                                                            507,597                 412,072
  Land held for development or sale                                                      55,977                  49,837
                                                                              ------------------      ------------------
                                                                                      3,353,354               3,087,498
  Less accumulated depreciation                                                        (540,104)               (491,293)
                                                                              ------------------      ------------------
    Total Real Estate                                                                 2,813,250               2,596,205

Cash and equivalents                                                                     62,137                  78,629
Notes and accounts receivable, net                                                      193,004                 229,714
Inventories                                                                              47,744                  47,299
Investments in and advances to affiliates                                               334,489                 301,735
Other assets                                                                            182,849                 183,528
                                                                              ------------------      ------------------
                                                                              $       3,633,473        $      3,437,110
                                                                              =================        ================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                                                    $       2,335,473        $      2,173,872
Accounts payable and accrued expenses                                                   375,471                 398,499
Notes payable                                                                            25,342                  43,929
Long-term debt                                                                          157,000                 105,000
8.5% Senior notes                                                                       200,000                 200,000
Deferred income taxes                                                                   157,564                 150,150
Deferred profit                                                                          33,052                  33,552
                                                                              ------------------      ------------------
        Total Liabilities                                                             3,283,902               3,105,002
                                                                              ------------------      ------------------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
    5,000,000 shares authorized; no shares issued.                                          -                        -
Common stock - $.33 1/3 par value
    Class A, 96,000,000 shares authorized, 19,907,756
        and 19,904,556 shares issued, 19,331,606 and 19,281,606
        outstanding, respectively.                                                        6,637                   6,636
    Class B, convertible, 36,000,000 shares authorized, 10,976,196 and 10,979,396 shares issued, 10,698,096 and 10,701,296
        outstanding, respectively.                                                        3,660                   3,661
                                                                              ------------------      ------------------
                                                                                         10,297                  10,297
Additional paid-in capital                                                              113,725                 114,270
Retained earnings                                                                       232,048                 218,967
                                                                              ------------------      ------------------
                                                                                        356,070                 343,534
Less treasury stock, at cost;  576,150 Class A and 278,100 Class B
    shares and 622,950 Class A and 278,100 Class B shares, respectively.                (10,797)                (11,426)
Accumulated other comprehensive income                                                    4,298                       -
                                                                              ------------------      ------------------
       Total Shareholders' Equity                                                       349,571                 332,108
                                                                              ------------------      ------------------
                                                                              $       3,633,473        $      3,437,110
                                                                              =================        ================

See notes to consolidated financial statements.

                FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

                                                           Three Months Ended October 31,           Nine Months Ended October 31,
                                                         ------------------------------------    -----------------------------------
                                                                1999               1998                 1999               1998
                                                         -----------------  -----------------    -----------------  ----------------
                                                                               (dollars in thousands, except per share data)

REVENUES                                                 $        188,167    $       176,902     $        568,812    $       491,232
                                                         -----------------  -----------------    -----------------  ----------------

Operating expenses                                                111,474            106,388              350,580            293,751
Interest expense                                                   38,421             39,274              119,165            113,552
Provision for decline in real estate and other                      5,062                  -                5,062                  -
Depreciation and amortization                                      20,963             22,780               64,306             64,012
                                                         -----------------  -----------------    -----------------  ----------------
                                                                  175,920            168,442              539,113            471,315
                                                         -----------------  -----------------    -----------------  ----------------

Gain on disposition of properties                                       -              1,027                    -             31,081
                                                         -----------------  -----------------    -----------------  ----------------

EARNINGS BEFORE INCOME TAXES                                       12,247              9,487               29,699             50,998
                                                         -----------------  -----------------    -----------------  ----------------

INCOME TAX EXPENSE (BENEFIT)
   Current                                                          2,307               (552)               7,521              2,548
   Deferred                                                         2,907              4,871                5,111             18,938
                                                         -----------------  -----------------    -----------------  ----------------
                                                                    5,214              4,319               12,632             21,486
                                                         -----------------  -----------------    -----------------  ----------------

NET EARNINGS BEFORE EXTRAORDINARY GAIN                              7,033              5,168               17,067             29,512
Extraordinary gain, net of tax                                          -             10,618                  214             10,952
                                                         -----------------  -----------------    -----------------  ----------------

NET EARNINGS                                             $          7,033    $        15,786     $         17,281    $        40,464
                                                         =================  =================    =================  ================

BASIC EARNINGS PER COMMON SHARE

    Net earnings before extraordinary gain, net of tax   $           0.23    $          0.17     $           0.57    $          0.98
    Extraordinary gain, net of tax                                      -               0.36                 0.01               0.37
                                                         -----------------  -----------------    -----------------  ----------------

NET EARNINGS                                             $           0.23    $          0.53     $           0.58    $          1.35
                                                         =================  =================    =================  ================


DILUTED EARNINGS PER COMMON SHARE

    Net earnings before extraordinary gain, net of tax   $           0.23    $          0.17     $           0.56    $          0.98
    Extraordinary gain, net of tax                                      -               0.35                 0.01               0.36
                                                         -----------------  -----------------    -----------------  ----------------

NET EARNINGS                                             $           0.23    $          0.52     $           0.57    $          1.34
                                                         =================  =================    =================  ================



See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                            Common Stock                Additional
                                                              ------------------------------------------
                                             Comprehensive          Class A              Class B          Paid-In     Retained
                                                              ------------------------------------------
                                                 Income         Shares    Amount    Shares     Amount     Capital     Earnings
                                             ---------------  -------------------------------------------------------------------
                                                                               (in thousands, except per share data)
NINE MONTHS ENDED OCTOBER 31, 1999

Balances at January 31, 1999                                      19,905    $6,636    10,979     $3,661    $114,270     $218,967

Comprehensive income
  Net earnings                                      $17,281                                                               17,281
  Other comprehensive income, net of tax
     Unrealized gain on securities                    4,298
                                             ---------------
Total comprehensive income                          $21,579
                                             ===============

Dividends: $.14 per share                                                                                                 (4,200)

Conversion of Class B shares
   to Class A shares                                                   3         1        (3)        (1)

Exercise of stock options                                                                                         2

Restricted stock issued                                                                                        (605)

Amortization of unearned compensation                                                                            58

                                                              --------------------------------------------------------------------
BALANCES AT OCTOBER 31, 1999                                      19,908    $6,637    10,976     $3,660    $113,725     $232,048
                                                              ====================================================================

SIX MONTHS ENDED OCTOBER 31, 1998

Balances at January 31, 1998, as restated
 for a two-for-one stock split effective
 July 16, 1998                                                    19,813    $6,606    11,071     $3,691    $114,270     $168,864

Comprehensive income
  Net earnings                                      $40,464                                                               40,464
  Other comprehensive income, net of tax
     None                                                 -
                                             ---------------
Total comprehensive income                          $40,464
                                             ===============

Dividends: $.115 per share                                                                                                (3,447)

Conversion of Class B shares
   to Class A shares                                                  87        29       (87)       (29)


Exercise of stock options
                                                              --------------------------------------------------------------------
BALANCES AT OCTOBER 31, 1998                                      19,900    $6,635    10,984     $3,662    $114,270     $205,881
                                                              ====================================================================

                                                                        Accumulated
                                                                           Other           Total
                                                   Treasury Stock      Comprehensive   Shareholders'
                                               -----------------------
                                                Shares       Amount       Income          Equity
                                             ---------------------------------------------------------
                                                      (in thousands, except per share data)
NINE MONTHS ENDED OCTOBER 31, 1999

Balances at January 31, 1999                    901 $    (11,426)            $ -        $332,108

Comprehensive income
  Net earnings                                                                            17,281
  Other comprehensive income, net of tax
     Unrealized gain on securities                                         4,298           4,298

Total comprehensive income


Dividends: $.14 per share                                                                 (4,200)

Conversion of Class B shares
   to Class A shares                                                                           -

Exercise of stock options                        (2)          24                              26

Restricted stock issued                         (45)         605                               -

Amortization of unearned compensation                                                         58

                                             ----------------------------------------------------
BALANCES AT OCTOBER 31, 1999                    854 $    (10,797)         $4,298        $349,571
                                             ====================================================

SIX MONTHS ENDED OCTOBER 31, 1998

Balances at January 31, 1998, as restated
 for a two-for-one stock split effective
 July 16, 1998                                  905 $    (11,486)            $ -        $281,945

Comprehensive income
  Net earnings                                                                            40,464
  Other comprehensive income, net of tax
     None                                                                      -               -

Total comprehensive income


Dividends: $.115 per share                                                                (3,447)

Conversion of Class B shares
   to Class A shares                                                                           -


Exercise of stock options                        (4)          60                              60
                                             ----------------------------------------------------
BALANCES AT OCTOBER 31, 1998                    901 $    (11,426)            $ -        $319,022
                                             ====================================================



See notes to consolidated financial statements.


                          FOREST CITY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended October 31,
                                                                     -------------------------------------
                                                                            1999               1998
                                                                     ------------------  -----------------
                                                                                (in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES
      Rents and other revenues received                           $            580,437  $         468,440
      Proceeds from land sales                                                  24,585             28,527
      Land development expenditures                                            (23,058)           (31,652)
      Operating expenditures                                                  (345,552)          (292,458)
      Interest paid                                                           (118,765)          (107,800)
                                                                     ------------------  -----------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                           117,647             65,057
                                                                     ------------------  -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                    (279,305)          (355,684)
      Proceeds from disposition of assets                                            -             33,345
      Investments in and advances to affiliates                                (37,816)           (73,806)
                                                                     ------------------  -----------------
          NET CASH USED IN INVESTING ACTIVITIES                               (317,121)          (396,145)
                                                                     ------------------  -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of senior notes                                         -            200,000
      Payments on senior notes issuance costs                                        -             (6,274)
      Increase in nonrecourse mortgage and long-term debt                      340,162            563,377
      Principal payments on nonrecourse mortgage debt on real estate          (125,561)          (284,069)
      Payments on long-term debt                                                     -           (114,000)
      Increase in notes payable                                                 51,541             12,340
      Payments on notes payable                                                (70,128)           (39,273)
      Change in restricted cash and book overdrafts                             (4,825)            10,974
      Payment of deferred financing costs                                       (4,335)           (11,155)
      Exercise of stock options                                                     26                 62
      Dividends paid to shareholders                                            (3,898)            (3,297)
                                                                     ------------------  -----------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                           182,982            328,685
                                                                     ------------------  -----------------

 NET DECREASE IN CASH AND EQUIVALENTS                                          (16,492)            (2,403)
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                    78,629             54,854
                                                                     ------------------  -----------------
 CASH AND EQUIVALENTS AT END OF PERIOD                            $             62,137  $          52,451
                                                                     ==================  =================


                          FOREST CITY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                         Nine Months Ended October 31,
                                                                     -------------------------------------
                                                                            1999               1998
                                                                     ------------------  -----------------
                                                                                (in thousands)

 RECONCILIATION OF NET EARNINGS TO CASH PROVIDED BY OPERATING ACTIVITIES

 NET EARNINGS                                                     $             17,281  $          40,464
      Depreciation                                                              51,654             46,525
      Amortization                                                              12,652             17,487
      Deferred income taxes                                                      4,602             25,684
      Gain on disposition of properties                                              -            (31,081)
      Provision for decline in real estate and other                             5,062                  -
      Extraordinary gain                                                          (353)           (18,118)
      Decrease in commercial land held for sale                                 13,240              2,248
      Increase in land held for development or sale                             (6,140)           (11,545)
      Decrease in notes and accounts receivable                                 36,710              8,621
      (Increase) decrease in inventories                                          (445)            17,762
      Decrease (increase) in other assets                                        3,366             (7,688)
      Decrease in accounts payable and accrued expenses                        (19,482)           (25,122)
      Decrease in deferred profit                                                 (500)              (180)
                                                                     ------------------  -----------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES              $            117,647  $          65,057
                                                                     ==================  =================

 SUPPLEMENTAL NON-CASH DISCLOSURE:
   The following items represent the effect of non-cash transactions for 1999:

  o

   The following items represent the effect of non-cash transactions for 1998:

  o   Disposition of Summit Park Mall and Trolley Plaza

 Operating Activities
      Notes and accounts receivable                               $                  -  $             565
      Other assets                                                                   -              1,138
      Accounts payable and accrued expenses                                          -              2,760
                                                                     ------------------  -----------------
           Total effect on operating activities                   $                  -  $           4,463
                                                                     ==================  =================

 Investing Activities
      Additions to completed rental properties                    $                  -  $               -
      Dispositions of completed rental properties                                    -             42,312
      Investments in and advances to affiliates                                      -                  -
                                                                     ------------------  -----------------
          Total effect on investing activities                    $                  -  $          42,312
                                                                     ==================  =================

 Financing Activities
      Assumption of nonrecourse mortgage and long-term debt       $                  -  $               -
      Disposition of nonrecourse mortgage and long-term debt                         -            (46,775)
      Notes payable                                                                  -                  -
                                                                     ------------------  -----------------
           Total effect on financing activities                   $                  -  $         (46,775)
                                                                     ==================  =================


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

B.       DIVIDENDS
         The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

           Date                     Date of                   Payment                   Amount
         Declared                   Record                     Date                   Per Share
         --------                   -------                   -------                 ---------
         March 11, 1999        June 1, 1999              June 15, 1999                  $.04
         June 8, 1999          September 1, 1999         September 15, 1999             $.05
         September 8, 1999     December 1, 1999          December 15, 1999              $.05
         December 14, 1999     March 1, 2000             March 15, 2000                 $.05


C.       EARNINGS PER SHARE
         Reconciliations of the numerator and denominator of basic earnings per share (EPS) with diluted EPS follows:

                                          Net Earnings                                    Net Earnings
                                             Before               Weighted Average           Before
                                         Extraordinary Gain      Shares Outstanding     Extraordinary Gain
                                            (Numerator)             (Denominator)          (Per Share)
                                            -----------             -------------          -----------

         Three Months Ended
            October 31, 1999:
                   Basic EPS               $  7,033,000               30,029,702              $0.23
                   Dilutive effect of
                      stock options                   -                   74,920                  -
                                           ------------               ----------              -----
                   Diluted EPS             $  7,033,000               30,104,622              $0.23
                                           ============               ==========              =====


         Nine Months Ended
            October 31, 1999:
                   Basic EPS               $ 17,067,000               30,011,745              $0.57
                   Dilutive effect of
                      stock options                   -                  137,763               (.01)
                                           ------------               ----------              -----
                   Diluted EPS             $ 17,067,000               30,149,508              $0.56
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

         During the second quarter the Compensation Committee granted 45,000 shares of restricted Class A common stock to certain key employees. The restricted shares were awarded out of treasury stock with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. In accordance with APBO 25, the market value on the date of grant of $1,114,000 was initially recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation is being reported in Additional Paid-In Capital in the accompanying Consolidated Balance Sheets. At October 31, 1999, unearned compensation amounted to $1,056,000. The treasury stock had a cost basis of $605,000.

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

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


H.       RESTATEMENT
         During the third quarter ended October 31, 1999, Forest City was informed by one of its partners (the project manager) in a land development partnership of cost overruns that will reduce the anticipated sales margins from the project which requires the restatement of second quarter earnings. The restatement decreases the Company's previously reported second quarter earnings by $1,535,000, or $.05 per share, and increases third quarter earnings by $1,535,000, or $.05 per share. The restatement does not affect earnings for the nine months ended October 31, 1999. The Company will file an amended second quarter Form 10-Q with the Securities and Exchange Commission prior to December 31, 1999.

I.       PROVISION FOR DECLINE IN REAL ESTATE AND OTHER
         During the third quarter of 1999, the Company recorded a Provision for Decline in Real Estate and Other of $5,062,000 ($3,060,000 net of tax) related to the write-down to fair value of the Land Group's investment in Granite Development Partners L.P. (Granite). The Company owns a 43.75% interest in Granite as the result of capital contribution of land, which was classified as Investments In and Advances to Affiliates on the Company's consolidated balance sheet. Granite owns an interest in several raw land developments held for resale, the most significant of which is a one-third interest in Seven Hills in Henderson, Nevada. The Company has been informed by one of its partners (the project manager) of cost overruns that will, in turn, reduce the anticipated sales margins of the Seven Hills project. The revised projection of costs to complete the project indicates that the Company may not recover its capital investment in Granite.

J .      SEGMENT INFORMATION
         Principal business groups are determined by the type of customer served or the product sold. The Commercial Group owns, develops, acquires and operates shopping centers, office buildings and mixed-use projects, including hotels. The Residential Group develops or acquires and operates the Company's multi-family properties. Real Estate Groups are the combined Commercial and Residential Groups. The Land Group owns and develops raw land into master planned communities and other residential developments for resale to users principally in Arizona, Colorado, Florida, Nevada, New York, North Carolina and Ohio. The Lumber Trading Group operates the Company's lumber wholesaling business. Corporate includes interest on corporate borrowings and general administrative expenses.

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

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


I .      SEGMENT INFORMATION (CONTINUED)
         The Company's view is that EBDT is also an indicator of the Company's ability to generate cash to meet its funding requirements. EBDT is defined as net earnings from operations before depreciation, amortization and deferred taxes on income and excludes provision for decline in real estate, gain (loss) on disposition of properties and extraordinary items.

         The following table summarizes selected financial data for the Commercial, Residential, Land and Lumber Trading Groups and Corporate.


I.    Segment Information (continued)
      -------------------------------
      All amounts, including footnotes, are presented in thousands.

                                                                              OCTOBER 31,       January 31,

                                                                               1999             1999
                                                                          --------------------------------------
                                                                                IDENTIFIABLE ASSETS
                                                                          -----------------------------

      Commercial Group....................................................$  2,551,134      $ 2,330,624
      Residential Group...................................................     772,819          722,160
      Land Group..........................................................     100,795          100,501
      Lumber Trading Group................................................     180,799          218,551
      Corporate...........................................................      27,926           65,274
                                                                          -----------------------------
          Consolidated....................................................$  3,633,473      $ 3,437,110
                                                                          =============================


                                       Three Months Ended Oct. 31,          Nine Months Ended Oct. 31,
                                       ------------------------------------------------------------------------
                                             1999         1998               1999               1998
                                       ------------------------------------------------------------------------
                                                                  REVENUES
                                       ------------------------------------------------------------------------

      Commercial Group.................  $ 106,970      $ 93,236           $ 316,905        $ 271,593
      Residential Group................     43,060        35,599             115,960           99,860
      Land Group.......................      5,488        15,090              21,557           27,937
      Lumber Trading Group  (1)........     32,539        32,781             114,012           90,659
      Corporate........................        110           196                 378            1,183
                                       ------------------------------------------------------------------------
          Consolidated................   $ 188,167      $ 176,902          $ 568,812        $ 491,232
                                       ========================================================================


                                                        DEPRECIATION AND AMORTIZATION EXPENSE
                                       ------------------------------------------------------------------------

      Commercial Group.................  $ 16,251       $  17,755            $ 48,296         $ 49,103
      Residential Group.................    3,790           4,108              13,556           12,329
      Land Group........................      131             119                 187              442
      Lumber Trading Group..............      549             498               1,555            1,568
      Corporate.........................      242             300                 712              570
      Gain on disposition of properties
      Provision for decline in real
         estate and other  (3)..........
                                       ------------------------------------------------------------------------
          Consolidated.................. $ 20,963       $ 22,780             $ 64,306         $ 64,012
                                       ========================================================================






      Commercial Group..........................................................................................
      Residential Group.........................................................................................
      Land Group................................................................................................
      Lumber Trading Group......................................................................................
      Corporate.................................................................................................

           Consolidated.........................................................................................
      RECONCILIATION TO NET EARNINGS:
      Depreciation and amortization - Real Estate Groups........................................................
      Deferred taxes - Real Estate Groups.......................................................................
      Provision for decline in real estate and other, net of tax................................................
      Gain on disposition of properties, net of tax.............................................................
      Extraordinary gain, net of tax............................................................................

          Net earnings..........................................................................................







I.    Segment Information (continued)
      -------------------------------

      All amounts, including footnotes, are presented in thousands.

                                                                         Three Months Ended Oct. 31,   Nine Months Ended Oct. 31,
                                                                         --------------------------------------------------------
                                                                            1999         1998            1999             1998
                                                                         --------------------------------------------------------
                                                                                 EXPENDITURES FOR ADDITIONS TO REAL ESTATE
                                                                         --------------------------------------------------------

      Commercial Group...................................................$  84,671     $ 61,403        $ 208,546        $ 291,269
      Residential Group..................................................   20,379       12,565           49,663           68,955
      Land Group.........................................................    3,660       10,133           29,619           30,939
      Lumber Trading Group...............................................    1,315          799            3,161            2,132
      Corporate..........................................................      206          171            2,288              426
                                                                         --------------------------------------------------------
          Consolidated...................................................$ 110,231     $ 85,071        $ 293,277        $ 393,721
                                                                         ========================================================

                                       Three Months Ended Oct. 31,        Nine Months Ended Oct. 31,
                                       ---------------------------------------------------------------------
                                         1999              1998             1999             1998
                                       ---------------------------------------------------------------------
                                                              INTEREST EXPENSE
                                       ---------------------------------------------------------------------
      Commercial Group.................$ 22,493         $ 23,864         $ 70,344         $ 68,890
      Residential Group................   5,779            6,167           20,006           20,144
      Land Group.......................   2,053            2,633            6,079            6,927
      Lumber Trading Group  (1)........   1,429            1,197            3,845            4,253
      Corporate........................   6,667            5,413           18,891           13,338
                                       ---------------------------------------------------------------------
          Consolidated................ $ 38,421         $ 39,274        $ 119,165        $ 113,552
                                       =====================================================================

                                                     EARNINGS BEFORE INCOME TAXES (EBIT) (2)
                                       ---------------------------------------------------------------------
      Commercial Group................. $ 12,371          $ 4,322         $ 34,059         $ 18,022
      Residential Group................   14,826           10,141           27,472           20,269
      Land Group.......................   (2,072)            (282)          (8,124)          (2,195)
      Lumber Trading Group.............    1,324            2,102            9,222            4,373
      Corporate........................   (9,140)          (7,823)         (27,868)         (20,552)
      Gain on disposition of properties      -              1,027              -             31,081
      Provision for decline in real
         estate and other  (3).........   (5,062)             -             (5,062)             -
                                       ---------------------------------------------------------------------
          Consolidated................. $ 12,247          $ 9,487         $ 29,699         $ 50,998
                                       =====================================================================


                                           EARNINGS BEFORE DEPRECIATION, AMORTIZATION
                                           AND DEFERRED TAXES (EBDT)
                                       ---------------------------------------------------------------------
      Commercial Group.................. $ 25,720         $ 22,848         $ 73,728         $ 64,552
      Residential Group.................   15,572           11,207           34,039           27,829
      Land Group........................   (1,276)            (206)          (4,984)          (1,365)
      Lumber Trading Group..............      682            1,168            5,483            2,284
      Corporate.........................   (5,095)          (4,624)         (16,554)         (11,089)
                                        --------------------------------------------------------------------
           Consolidated.................   35,603           30,393           91,712           82,211
      RECONCILIATION TO NET EARNINGS:
      Depreciation and amortization - Real Estate Groups...........  (20,042)         (21,863)         (61,853)         (61,432)
      Deferred taxes - Real Estate Groups..........................   (5,468)          (3,916)          (9,732)          (9,989)
      Provision for decline in real estate and other, net of tax....  (3,060)             -             (3,060)             -
      Gain on disposition of properties, net of tax................      -                554              -             18,722
      Extraordinary gain, net of tax...............................      -             10,618              214           10,952
                                                                   ----------------------------------------------------------------
          Net earnings.............................................$   7,033         $ 15,786         $ 17,281         $ 40,464
                                                                   ================================================================

(1) The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended October 31, 1999 and 1998 were approximately $923,000 and $776,000, respectively. Sales invoiced for the nine months ended October 31, 1999 and 1998 were approximately $2,897,000 and $2,294,000, respectively.

(2) See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

(3) Represents the write-down to fair value of the Company's investment in Granite Development Partners, L.P.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the nine months ended October 31, 1999 are not necessarily indicative of results of operations which may be expected for the full year.

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

The Company's EBDT grew by 17.1% (or 16.8% per share) in the third quarter of 1999 to $35,603,000 or $1.18 per share of common stock, from $30,393,000, or
$1.01 per share of common stock for the third quarter of 1998. EBDT for the nine months ended October 31, 1999 grew by 11.6% (or 11.8% per share) to $91,712,000, or $3.04 per share of common stock, from $82,211,000, or $2.72 per share of common stock for the nine months ended October 31, 1998. The increase in EBDT is the result of improved comparable property operations and the opening of new developments and acquisitions made during, or subsequent to, the third quarter of 1998.

During the third quarter ended October 31, 1999, the Company was informed by the project manager/partner of a Land Group development partnership of cost overruns, which required the restatement of second quarter 1999 earnings. The restatement decreases the Company's previously reported second quarter earnings by $1,535,000 or $0.05 per share. Third quarter earnings were increased by $1,535,000, or $0.05 per share. As a result, the restatement does not affect earnings for the nine months ended October 31, 1999 and has no affect on prior year's earnings. The Company will file an amended second quarter Form 10-Q with the Securities and Exchange Commission prior to December 31, 1999.

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

NET OPERATING INCOME FROM REAL ESTATE GROUPS - NOI for the combined Commercial Group and Residential Group ("Real Estate Groups") for the third quarter of 1999 was $75,510,000 compared to $66,357,000 for the third quarter of 1998, a 13.8% increase. NOI for the Real Estate Groups for the nine months ended October 31, 1999 was $213,733,000 compared to $188,757,000 for the nine months ended October 31, 1998, a 13.2 % increase.

COMMERCIAL GROUP

REVENUES - Revenues for the Commercial Group increased $13,734,000, or 14.7%, to $106,970,000 in the third quarter of 1999 from $ 93,236,000 in the third quarter of 1998. This increase is primarily the result of property openings and acquisitions. Increased revenues of $3,221,000 were generated by Millennium, an office building at University Park at MIT in Cambridge, Massachusetts which opened in February 1999. During 1998, Forest City acquired the 324,000-square-foot Fairmont Plaza office building which increased revenues over last year by $542,000. Phase Two of University Park at MIT opened during the second quarter of 1998. This mixed-use facility, owned in partnership with MIT, consists of 76,000 square feet of office space, 96,000 square feet of retail space, a 210-room hotel and a 960-space parking facility and generated revenues of $1,307,000 over the third quarter of 1998. Revenues also increased $295,000 as a result of improved operations at The Avenue at Tower City Center in Cleveland, Ohio, expansion at Ballston Common in Arlington, Virginia ($349,000), the acquisition of Freight House Shops in Pittsburgh, Pennsylvania
($1,069,000), the Company's hotel portfolio ($575,000) and openings in the Company's urban retail portfolio in New York including Columbia Park, Kaufman Studios and 1131 Bay Street ($835,000). The Commercial Group also recorded additional land sales of $3,118,000 in the third quarter of 1999 compared to the prior year. The remainder of the increase in revenue was generally due to improved operations.

Revenues for the Commercial Group increased $45,312,000, or 16.7%, to $316,905,000 in the nine months ended October 31, 1999 from $271,593,000 for the comparable period in 1998. This increase is primarily due to the opening of Millennium ($8,551,000) and Phase Two of University Park at MIT ($5,640,000) and the 1998 acquisitions of the 292-room Sheraton Hotel at Station Square in Pittsburgh, Pennsylvania ($5,240,000), Fairmont Plaza

($5,685,000) and Pavilion ($727,000). Revenues also increased as a result of improved operations at Liberty Center ($1,867,000), The Avenue at Tower City Center ($2,117,000) and openings in the Company's urban retail portfolio in New York ($2,129,000). These increases were partially offset by a decrease in revenues due to the 1998 disposition Summit Park Mall ($2,229,000). The Commercial Group also recorded additional land sales of $15,845,000 in the nine months ended October 31, 1999 compared to the same period last year.

OPERATING AND INTEREST EXPENSES - Operating expenses for the Commercial Group increased $8,561,000, or 18.1%, to $55,855,000 in the third quarter of 1999 from $47,294,000 in the third quarter of 1998. This increase was attributable primarily to costs associated with the opening of Millennium ($1,309,000) and Phase Two at University Park at MIT ($313,000) and the 1998 acquisition of Fairmont Plaza ($91,000). Operating expenses also increased at Liberty Center ($176,000). In addition, development expenses increased $250,000 and incremental costs associated with increased land sales were $1,314,000 compared to the third quarter of last year. Interest expense decreased by $1,371,000, or 5.7%, to $22,493,000 in the third quarter of 1999 from $ 23,864,000 in the third quarter of 1998. This decrease is primarily attributable to increased capitalized interest during 1999 compared to the same period last year.

Operating expenses for the Commercial Group increased $28,628,000, or 21.0%, to $164,206,000 in the nine months ended October 31, 1999 from $135,578,000 for the comparable period in 1998. This increase was attributable primarily to costs associated with the 1999 opening of Millennium ($1,921,000) and 1998 opening of Phase Two at MIT ($3,191,000) and the 1998 acquisitions of Sheraton Hotel at Station Square ($2,617,000), Fairmont Plaza ($1,901,000) and Pavilion ($364,000). Operating expenses also increased at Liberty Center ($1,082,000) and The Avenue at Tower City ($571,000). In addition, development expenses increased $1,705,000 and incremental costs associated with increased land sales were $8,687,000 compared to the same period in 1998. Interest expense increased by $1,454,000, or 2.1%, to $70,344,000 in the nine months ended October 31, 1999 from $68,890,000 for the comparable period in 1998. This increase is primarily attributable to 1998 and 1999 additions to the Commercial Group portfolio which was partially offset by an increase in capitalized interest.

RESIDENTIAL GROUP

REVENUES - Revenues for the Residential Group increased by $7,461,000, or 21.0%, to $43,060,000 in the third quarter of 1999 from $35,599,000 in the third quarter of 1998. This increase was attributable to proceeds from the litigation settlement relating to Toscana, a 563-unit apartment complex in Irvine, California ($4,500,000), the recognition of development and syndication fees on several projects including The Grand in North Bethesda, Maryland, The Drake in Philadelphia, Pennsylvania and The Enclave and 101 San Fernando both in San Jose, California ($2,253,000), the Company's Senior Housing properties ($227,000) and lease-up at Colony Woods in Bellevue, Washington ($398,000).

Revenues for the Residential Group increased by $16,100,000, or 16.1%, to $115,960,000 in the nine months ended October 31, 1999 from $99,860,000 for the comparable period in

1998. This increase was attributable to proceeds from the Toscana litigation settlement ($4,500,000), the recognition of development and syndication fees on several projects including The Grand, The Enclave, The Drake and 101 San Fernando all of which recently opened or are scheduled to open in 2000 ($6,857,000), 1998 acquisitions of the 534-unit Woodlake Apartments in Silver Spring, Maryland ($2,585,000) and a 50% interest in the 342-unit Park Plaza in Mayfield Heights, Ohio ($511,000). In addition, revenues increased at Bayside Village, in San Francisco, California ($525,000), the Company's Senior Housing properties ($945,000) and as a result of lease-up at Colony Woods ($1,640,000). These increases were partially offset by a decrease due to the sale in the second quarter of 1998 of Trolley Plaza ($1,508,000).

OPERATING AND INTEREST EXPENSES - Operating expenses for the Residential Group increased by $3,481,000, or 22.9%, to $18,665,000 in the third quarter of 1999 from $15,184,000 in the third quarter of 1998. The increase in operating expenses was primarily due to a reduction in a reserve for collection of a note receivable in 1998 from Millender Center, a mixed-use facility in downtown Detroit, Michigan ($2,500,000), additional costs associated with the generation of increased development fees ($720,000), and the 1998 acquisitions of Woodlake Apartments ($178,000). Interest expense decreased by $388,000, or 6.3%, to $5,779,000 in the third quarter of 1999 from $6,167,000 in the third quarter of 1998. This decrease is primarily the result of lower interest rates on variable tax-exempt financing.

Operating expenses for the Residential Group increased by $7,808,000, or 16.6%, to $54,926,000 in the nine months ended October 31, 1999 from $47,118,000 for the comparable period in 1998. The increase in operating expenses was primarily due to a reduction in a reserve in 1998 for collection of a note receivable from Millender Center ($3,500,000), additional costs associated with the generation of increased development fees ($2,695,000), and the 1998 acquisitions of Woodlake Apartments ($1,324,000) and Park Plaza ($284,000). These increases were partially offset by a decrease due to the sale of Trolley Plaza ($1,183,000). Interest expense decreased by $138,000, or .7%, to $20,006,000 in the nine months ended October 31, 1999 from $20,144,000 for the comparable period in 1998.

LAND GROUP

REVENUES - Revenues for the Land Group decreased by $9,602,000 to $5,488,000 in the third quarter of 1999 from $15,090,000 in the third quarter of 1998. This decrease is primarily the result of forgiveness of interest income relating to Granite ($4,001,000), decreased revenues at Seven Hills in Henderson, Nevada ($4,787,000) and decreased land sales at The Greens at Birkdale Village in Huntersville, North Carolina ($2,771,000) due to a large commercial sale in 1998. These decreases were partially offset by increases in revenues at Canterbury Crossing, a new project in Parker, Colorado ($1,930,000).

Revenues for the Land Group decreased by $6,380,000 to $21,557,000 in the nine months ended October 31, 1999 from $27,937,000 for the comparable period in 1998. This decrease is primarily the result of forgiveness of interest income relating to Granite ($4,001,000), decreased revenues at Seven Hills ($6,057,000), The Greens at Birkdale Village ($2,173,000) and Eaton Estates in Sagamore Hills, Ohio ($536,000). These increases were partially offset by increases at Westwood Lakes in Tampa, Florida ($3,827,000), Canterbury Crossing in Parker, Colorado ($2,126,000) and Chestnut Lakes in North Ridgeville, Ohio ($529,000).

Sales of land and related earnings vary from period to period depending on management's decisions regarding the disposition of significant land holdings.

OPERATING AND INTEREST EXPENSES - Operating expenses decreased by $7,233,000 for the third quarter of 1999 to $5,506,000 from $12,739,000 for the third quarter of 1998. This decrease is primarily the result of a decrease in costs related to lower sales volume at Seven Hills ($2,916,000) and The Greens at Birkdale Village ($1,971,000). These decreases were partially offset by increases in operating expenses related to increased sales volume at Canterbury Crossing ($1,916,000) and Westwood Lakes in Tampa, Florida ($753,000). Operating expenses increased by $397,000 to $23,602,000 in the nine months ended October 31, 1999 from $23,205,000 for the comparable period in 1998. The increase is primarily the result of increased operating expenses due to higher sales volume at Westwood Lakes ($2,591,000), Canterbury Crossing ($2,315,000) and The Cascades in Brooklyn, Ohio ($1,728,000). These increases were partially offset by decreases in operating expenses due to lower sales volume at The Greens at Birkdale Village ($1,270,000) and at Seven Hills ($906,000). Operating expenses also decreased during the third quarter and nine months ended October 31, 1999 by $4,729,000 due to an adjustment to accruals for potential valuation losses related to Land Group investments. These accruals are reviewed periodically and adjusted to reflect management's estimated value of the Land Group's portfolio.

Interest expense decreased by $580,000 in the third quarter of 1999 to $2,053,000 from $2,633,000 in the third quarter of 1998. Interest expense decreased by $848,000 in the nine months ended October 31, 1999 to $6,079,000 from $6,927,000 for the comparable period in 1998.

LUMBER TRADING GROUP

REVENUES - Revenues for the Lumber Trading Group decreased by $242,000 in the third quarter of 1999 to $32,539,000 from $32,781,000 in the third quarter of 1998. The decrease was primarily due to decreased lumber trading margins in the third quarter of 1999 compared to the third quarter of 1998 ($472,000) which was partially offset by an increase in volume at Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors ($249,000).

Revenues for the Lumber Trading Group increased by $23,353,000 in the nine months ended October 31, 1999 to $114,012,000 from $90,659,000 for the comparable period in 1998. The increase was primarily due to increased lumber trading margins of $23,090,000 in the nine months ended October 31, 1999 compared to the same period in 1998.

OPERATING AND INTEREST EXPENSES - Operating expenses for the Lumber Trading Group increased by $303,000 in the third quarter of 1999 to $29,786,000 from $29,483,000 in the third quarter of 1998. Operating expenses for the Lumber Trading Group increased by

$18,912,000 in the nine months ended October 31,1999 to $100,945,000 from $82,033,000 for the comparable period in 1998. The increases in the third quarter and nine months ended October 31, 1999 reflected higher variable expenses due to increased trading margins compared to 1998. Interest expense increased by $232,000 in the third quarter of 1999 to $1,429,000 from $1,197,000 in the third quarter of 1998. Interest expense decreased by $408,000 in the nine months ended October 31,1999 to $3,845,000 from $4,253,000 for the comparable period in 1998.

CORPORATE ACTIVITIES

REVENUES - Corporate Activities' revenues decreased $86,000 in the third quarter of 1999 to $110,000 from $196,000 in the third quarter of 1998. Corporate Activities' revenues decreased $805,000 in the nine months ended October 31, 1999 to $378,000 from $1,183,000 for the comparable period in 1998. Corporate Activities' revenues consist primarily of interest income from investments made by the Company and vary from year to year depending on interest rates and the amount of loans and investments outstanding.

OPERATING AND INTEREST EXPENSES - Operating expenses for Corporate Activities decreased $22,000 in the third quarter of 1999 to $2,583,000 from $2,605,000 in the third quarter of 1998. Operating expenses for Corporate Activities increased $957,000 in the nine months ended October 31, 1999 to $9,354,000 from $8,397,000 for the comparable period in 1998. The increase for the nine months ended October 31, 1999 represents additional general corporate expenses including charitable contributions and facilities expense. Interest expense increased $1,254,000 in the third quarter of 1999 to $6,667,000 from $5,413,000 in the third quarter of 1998. Interest expense increased $5,553,000 in the nine months ended October 31, 1999 to $18,891,000 from $13,338,000 the comparable period in 1998. Corporate Activities' interest expense consists primarily of interest expense on the 8.50% Senior Notes (issued on March 16, 1998) and borrowings under the Revolving Credit Agreement that has not been allocated to a principal business group (see "Financial Condition and Liquidity").

OTHER TRANSACTIONS

PROVISION FOR DECLINE IN REAL ESTATE AND OTHER - During the third quarter of 1999, the Company recorded a Provision for Decline in Real Estate and Other of $5,062,000 ($3,060,000 net of tax) related to the write-down to fair value of the Land Group's investment in Granite Development Partners L.P. (Granite). The Company owns a 43.75% interest in Granite as the result of capital contribution of land, which was classified as Investments In and Advances to Affiliates on the Company's consolidated balance sheet. Granite owns an interest in several raw land developments held for resale, the most significant of which is a one-third interest in Seven Hills in Henderson, Nevada. The Company has been informed by one of its partners (the project manager) of cost overruns that will, in turn, reduce the anticipated sales margins of the Seven Hills project. The revised projection of costs to complete the project indicates that the Company may not recover its capital investment in Granite.

GAIN OR LOSS ON DISPOSITION OF PROPERTIES - No properties were disposed of during the third quarter of 1999. Gain (loss) on disposition of properties, net of tax, totaled a gain of $554,000 in the third quarter of 1998. Gain (loss) on disposition of properties, net of tax, totaled a gain of $18,722,000 for the nine months ended October 31, 1998.

During the third quarter of 1998, the Company sold its 20% interests in three apartment buildings in Houston, Texas (Copper Creek, Greenbriar and Woodforest
Glen) and recorded a pre-tax gain on disposition of $1,027,000. During the second quarter of 1998, the company disposed of its interests in Summit Park Mall, a regional shopping center in suburban Buffalo, New York and Trolley Plaza, an apartment community in downtown Detroit, Michigan and recognized pre-tax gains of $14,088,000 and $4,941,000, respectively. During the first quarter of 1998, the company sold its interests in San Vicente, an office building in Brentwood, California and Courtyard, a strip shopping center in Flint, Michigan and recognized pre-tax gains on disposition of $10,403,000 and $622,000, respectively.

EXTRAORDINARY GAIN - Extraordinary gain, net of tax, totaled $214,000 for the nine months ended October 31, 1999, all of which occurred in the first quarter representing extinguishment of $353,000 of non-recourse debt related to Plaza at Robinson Town Centre in Pittsburgh, Pennsylvania. Extraordinary gain, net of tax, totaled $10,618,000 in the third quarter of 1998. Extraordinary gain, net of tax, totaled $10,952,000 for the nine months ended October 31, 1998. The 1998 extraordinary gain recorded in the third quarter represents extinguishment of non-recourse debt related to Terminal Tower ($13,947,000 pre-tax) and Skylight Office Tower ($3,619,000 pretax), both located in Cleveland, Ohio and the disposition of Trolley Plaza in Philadelphia, Pennsylvania ($552,000 pre-tax).

INCOME TAXES - Income tax expense for the third quarter of 1999 and 1998 totaled $5,214,000 and $4,319,000, respectively. Income tax expense for the nine months ended October 31, 1999 and 1998 totaled $12,632,000 and $21,486,000, respectively. At January 31, 1999, the Company had a net operating loss carryforward ("NOL") for tax purposes of $76,433,000 (generated primarily over time in the ordinary course of business from the significant impact of depreciation expense from real estate properties on the Company's net earnings) which will expire in the years ending January 31, 2006 through January 31, 2011 and general business credits carryovers of $2,432,000 which will expire in the years ending January 31, 2004 through January 31, 2013. The Company's policy is to utilize its NOL before it expires and will consider a variety of strategies to implement that policy.

NET EARNINGS - In the third quarter of 1999, the Company's net earnings were $7,033,000 or $.23 per share of common stock, compared to $15,786,000, or $.52 per share of common stock in the third quarter of 1998. For the nine months ended October 31, 1999, the Company's net earnings were $17,281,000, or $.57 per share of common stock, compared to $40,464,000, or $1.34 per share of common stock for the nine months ended October 31, 1998.

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

REVOLVING CREDIT FACILITY - At October 31, 1999, the Company had $157,000,000 outstanding under its $225,000,000 revolving credit facility. The Company's revolving credit facility matures December 10, 2001, unless extended, and allows for up to a combined amount of $30,000,000 in outstanding letters of credit or surety bonds. Outstanding letters of credit reduce the credit available to the Company, and $9,245,000 were outstanding as of October 31, 1999. On each anniversary date, the maturity date may be extended by one year by unanimous consent of the nine participating banks. At the maturity date, the outstanding revolving credit loans, if any, may be converted by the Company to a four-year term loan. The revolving credit available is reduced quarterly by $2,500,000 beginning April 1, 1998. At October 31, 1999, the revolving credit line was $207,500,000. The revolving credit facility provides, among other things, for:
1) interest rates of 2% over LIBOR or 1/4% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined); and 3) restriction on dividend payments.

The Company has entered into a one-year 5.125% LIBOR contract expiring January 3, 2000 on $75,000,000 of the revolving credit line. To further protect borrowings under this facility from variable interest rates, the Company has purchased a 6.50% LIBOR interest rate cap for 2000 and an average 6.75% LIBOR interest rate cap for 2001 at notional amounts of $100,620,000 and $83,280,000, respectively.

SENIOR NOTES - On March 16, 1998, the Company issued $200,000,000 in 8.50% senior notes due March 15, 2008 in a public offering. Net proceeds were contributed to the capital of Forest City Rental Properties Corporation, a wholly-owned subsidiary, and were then used to repay $114,000,000 outstanding on its term loan and revolving credit loans. The remaining proceeds were used to finance acquisition and development of real estate projects.

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

MORTGAGE REFINANCINGS

During the nine months ended October 31, 1999, the Company completed $297,000,000 in financings, including $151,000,000 in refinancings and $146,000,000 for new development projects. The Company continues to seek long-term fixed rate debt for those project loans that mature within the next 12 months. In addition, the Company is actively seeking permanent financing for those projects that will begin operations within the next 12 months, generally pursuing long-term fixed rate loans.


INTEREST RATE EXPOSURE

At October 31, 1999, the composition of nonrecourse mortgage debt is as follows:

                                               Amount             Rate(1)
                                           (in thousands)
                                        ----------------------------------

Fixed                                   $    1,501,549              7.52%
Variable -
    Hedged (2)                                 195,893              7.43%
    Unhedged (3)                               414,865              7.24%
    Tax-Exempt                                 153,295              4.32%
UDAG and other
  subsidized loans (fixed)                      69,871              2.57%
                                        -----------------
                                        $    2,335,473              7.10%
                                        =================

(1) The weighted average interest rates shown above include both the base index and the lender margin.
(2) The variable hedged debt of $195,893 represents LIBOR-based interest rate swaps that have a weighted average life of 1.23 years.
(3) The variable unhedged debt of $414,865 is protected with $396,203 of LIBOR interest caps as described below.

Interest rate caps and swaps are purchased to reduce short-term variable interest rate risk. The Company has purchased 6.50% LIBOR interest rate cap protection for its variable-rate debt portfolio in the amount of $396,203,000 and $584,330,000 for the years ending January 31, 2000 and 2001, respectively. In addition, LIBOR interest rate caps averaging 6.75% in the amount of $572,709,000 and $79,929,000 have been purchased for the year ending January 31, 2002 and the three-year period ending September 1, 2003, respectively. In order to reduce the risk associated with increases in interest rates, the Company has purchased 10-year Treasury Options on the outstanding development portfolio debt that is anticipated to be refinanced during 2000 and 2001. The Company owns $206,409,000 of 10-year Treasury Options at strike rates ranging from 6.00% to 7.00% with exercise dates ranging from February 2000 to August 2001. Additionally, the Company owns $43,010,000 of 5-year Treasury Options at a strike rate of 7.00% with an exercise date of August 2001. The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged only 3.60% and has never exceeded 7.90%.

At October 31, 1999, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company's taxable variable-rate debt by approximately $4,150,000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,500,000.

LUMBER TRADING GROUP LIQUIDITY

The Lumber Trading Group is separately financed with two revolving lines of credit and a nonrecourse accounts receivable sale program. These credit facilities are without recourse to the Company.

During the second quarter of 1999, Lumber Trading Group's lines of credit were increased by $20,000,000. At October 31, 1999, Lumber Trading Group's two lines of credit totaled a $87,000,000 commitment expiring June 30, 2000. These credit lines are secured by the assets of the Lumber Trading Group and are used by the Trading Group to finance its working capital needs. At October 31, 1999, no borrowings were outstanding under these facilities.

The Lumber Trading Group also has sold an undivided ownership interest in a pool of accounts receivable of up to a maximum of $102,000,000 and uses this program to finance its working capital needs. At October 31, 1999, $75,000,000 had been sold under this accounts receivable program.

The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs.

CASH FLOWS

Net cash provided by operating activities totaled $117,647,000 and $65,057,000 for the nine months ended October 31,1999 and 1998, respectively. This increase was a result of a $111,997,000 increase in rents and other revenues received and a $8,594,000 decrease in land development expenditures, partially offset by a $3,942,000 decrease in proceeds from land sales, a $53,094,000 increase in operating expenses and an increase of $10,965,000 in interest paid. Of the $111,997,000 increase in rents and other revenues received, $53,274,000 is attributable to increased volume in Lumber Trading Group, $45,312,000 from new properties opening in the Commercial Group and $16,100,000 from various sources in the Residential Group (see "Results of Operations"). The $53,094,000 increase in operating expenses, $26,866,000 relates to the increased Lumber Trading Group revenue volume and $20,031,000 is related to the opening of new Commercial Group properties.

Net cash used in investing activities totaled $317,121,000 and $396,145,000 for the nine months ended October 31, 1999 and 1998, respectively. Capital expenditures, other than development and acquisition activities, totaled $25,046,000 and $43,664,000 (including both recurring and investment capital expenditures) in the nine months ended October 31, 1999 and 1998, respectively, and were financed with cash on hand at the beginning of the year and cash provided from operating activities. The Company invested $254,159,000 and $312,020,000 in acquisition and development of real estate projects in the nine months ended October 31, 1999 and 1998, respectively. These expenditures were financed with approximately $120,000,000 and $189,000,000 in new mortgage indebtedness incurred in nine months ended October 31, 1999 and 1998, respectively, borrowings under the revolving credit facility in 1999 and 1998, proceeds from the refinancing of existing properties in 1999 and proceeds from the issuance of senior notes in 1998. The Company invested $37,816,000 and $73,806,000 in investments in and advances to affiliates in the nine months ended October 31, 1999 and 1998, respectively. The investments and advances made during the nine months ended October 31, 1999 were primarily related to New York City area urban development ($11,397,000) and the following syndicated residential projects: The Grand, a 546-unit luxury high-rise apartment building in North Bethesda, Maryland that opened in February 1999 ($9,608,000), Philip Morris at Tobacco Row, a 175-unit apartment renovation project currently under construction in Richmond, Virginia ($5,936,000), 101 San Fernando, a 316-unit apartment complex currently under construction in San Jose, California ($5,614,000) and Grand Lowry Lofts, a 261-unit rehabilitation project in Denver, Colorado ($3,267,818). The investments and advances made during the nine months ended October 31, 1998 were primarily related to New York City area urban development ($7,700,000), the Promenade in Temecula regional mall ($4,224,000), 101 San Fernando ($19,312,000), The Enclave ($12,754,000) apartment project in San Jose, California, The Grand ($5,556,000), Philip Morris ($3,358,000), The Drake, a 258-unit apartment rehabilitation project in Philadelphia, Pennsylvania ($12,125,000), and four apartment communities in the Hamptons/Newport News area of Virginia ($7,950,000). In addition, during the nine months ended October 31, 1998, $33,345,000 was collected in proceeds from the disposition of the Company's interests in San Vicente ($27,244,000), Courtyard ($4,378,000) and three apartment buildings in Houston, Texas ($1,723,000).

Net cash provided by financing activities totaled $182,982,000 and $328,685,000 for the nine months ended October 31, 1999 and 1998, respectively. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgage Refinancings" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the nine months ended October 31, 1999 also reflected a net decrease of $18,587,000 in notes payable, an increase in restricted cash and book overdrafts of $4,825,000, payment of $4,335,000 for deferred financing costs and payment of $3,898,000 of dividends. During the nine months ended October 31, 1998, the Company received net proceeds from the issuance of senior notes in March 1998 of $193,726,000, which were initially used to repay $114,000,000 of long-term debt. In addition, net cash provided by financing activities reflected the reduction of $10,974,000 in restricted cash and book overdrafts, a net decrease of $26,933,000 in notes payable (primarily from repayment of $14,968,000 of borrowings under Lumber Trading Group's lines of credit and $8,117,000 repayment of a note payable by the Land Group), payment of deferred financing costs of $11,115,000 and payment of $3,297,000 of dividends.



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


INCREASED DIVIDEND

The first 1999 quarterly dividend of $.04 per share on shares of both Class A and Class B Common Stock was paid on June 15, 1999 to shareholders of record at the close of business on June 1, 1999. The second 1999 quarterly dividend of $.05 per share, representing a 25% increase over the previous quarter's dividend, on shares of both Class A and Class B Common Stock was paid on September 15, 1999 to shareholders of record at the close of business on September 1, 1999. The third and fourth 1999 quarterly dividend of $.05 per share on shares of both Class A and Class B Common Stock were declared on September 8, 1999 and December 14, 1999, respectively, and will be paid on December 15, 1999 and March 15, 2000, respectively, to shareholders of record at the close of business on December 1, 1999 and March 1, 2000, respectively.


LEGAL PROCEEDINGS

An action was filed in August 1997 against Forest City Trading Group, Inc. ( a wholly-owned subsidiary of the Company) and 10 of its subsidiaries, all of which are in the business of trading lumber. The complaint alleged improper calculation and underpayment of commissions and other related claims. On September 11, 1998 Plaintiffs filed a Motion for Class Certification. On December 8, 1998 the court posted an order denying class certification. On April 5, 1999 the original four Plaintiffs filed a notice of dismissal of this lawsuit without prejudice in state court. On April 16, 1999, the case was re-filed in Federal court against Forest City Trading Group, Inc. and four of its subsidiaries. On November 30, 1999, the U.S. District Court for the District of Oregon dismissed the federal claims with prejudice and the state law claims without prejudice. Plaintiffs have thirty days from December 1, 1999 to appeal.

The Company, through subsidiaries, owns a 14.6% interest in the Seven Hills housing development, located in Henderson, Nevada, which is owned by the Silver Canyon Partnership ("Silver Canyon") and is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and other entities, including the Company. In addition, separate lawsuits were filed by some of the production home-building companies at Seven Hills, against some of the same parties, not including the Company. Each of these lawsuits sought a commitment for public play on the golf course, as well as damages and, in October 1998, the court granted play rights. In February 1999 the owner of the golf course filed a cross-claim against the Silver Canyon Partnership and the Company. Silver Canyon has since reached an agreement in principle with the Plaintiff homeowners and with certain of Silver Canyon's insurance carriers to settle the claims of the Plaintiff homeowners. In addition, Silver Canyon has reached a settlement agreement with the owner of the golf course which is expected to be executed in the near future. A hearing on damages for claims of the production builders will be held in mid-January. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's financial performance. The Company believes that any exposure will be limited to the Silver Canyon Partnership and is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

On September 21, 1999, a complaint was filed in state court in Los Angeles County against Forest City Enterprises, Inc., Forest City California Residential Development, Inc., and Forest City Residential West, Inc. Plaintiffs are 63 construction workers who claim to have been exposed to asbestos and mold and mildew while engaged in renovation work at a construction site in Washington. Three of the plaintiffs also claim to have been exposed to lead paint and asbestos at a construction site in California. Plaintiffs seek damages for unspecified personal injuries, lost income, and diminished earning capacity and also seek punitive and treble damages. The case is in an early stage of discovery.


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

YEAR 2000

The Company has completed its program to prepare its financial and operating computer systems and embedded applications for the Year 2000.

For business reasons unrelated to the Year 2000, the Company's computer systems have been moved from a mainframe environment to a distributed environment. Major processing systems were replaced with Year 2000-compliant software. The cost of this project was approximately $4 million.

The Company has completed updates relating to its general ledger, financial reporting, human resources and Commercial Group and Residential Group property management systems.

The Company has identified concerns related to hardware, software and embedded systems and developed a contingency plan to respond to each concern. For hardware, the most likely worst case scenario would be if a specific computer or server would not be compliant. In that case, the Company would use other compliant hardware that is located on-site and available to regenerate data from our backup systems.

For software, the most likely worst case scenario would be if the automated software scheduling routines would not properly schedule in the Year 2000 and beyond. Each of these automated scheduling systems has a manual function, which has been tested.

For embedded systems, the Company's primary concern is that these systems, despite testing, would not function properly in the Year 2000. All of these systems have manual reset functions allowing Year 2000 date issues to be corrected. Additionally, the Company will have appropriate personnel and outside contractors, if necessary, on site starting the evening of December 31, 1999 and the ensuing weekend to reset the functions if necessary. The Company does not believe any of the systems related to the safety of the properties' tenants or customers will be affected.

Similar to other companies, Forest City is highly dependent upon systems in the public sector, such as utilities, mail, government agencies and transportation systems. Failures in those systems, upon which the Company has no control, could materially affect operations. The property sites have well defined emergency plans in place, and these would be activated if necessary. The Year 2000 plan is aimed at identifying and correcting all issues upon which Forest City has direct control or indirect control through its vendors and business partners. The Company feels that the recent successful completion of its Year 2000 program will minimize the effect the Year 2000 issue will have on operations.


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

                          FOREST CITY ENTERPRISES, INC.
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
              FOR THE THIRD QUARTER ENDED OCTOBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                    Commercial Group                Residential Group                 Land Group
                               ----------------------------     ---------------------------     ------------------------
                                    1999           1998              1999          1998            1999           1998
                               -------------   ------------     -------------   -----------     ------------  ----------
Revenues                       $    106,970    $    93,236      $     43,060    $   35,599       $    5,488    $  15,090
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups                55,855         47,294            18,665        15,184            5,506       12,739
Interest expense                     22,493         23,864             5,779         6,167            2,053        2,633
Income tax provision                  2,902          (770)             3,044         3,041             (795)         (76)
                               -------------   -----------      -------------   -----------     ------------   ----------

                                     81,250         70,388            27,488        24,392            6,764       15,296
                               -------------   -----------      -------------   -----------     ------------   ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                       $    25,720    $    22,848      $     15,572    $   11,207      ($    1,276)  ($     206)
                               =============  =============     =============   ============    ============= ============









                                Lumber Trading Group           Corporate Activities                     Total
                               --------------------------    ---------------------------    --------------------------------
                                    1999          1998            1999          1998              1999             1998
                               -------------  -----------    ------------    -----------    -------------  -----------------


Revenues                       $    32,539     $ 32,781       $      110     $     196       $    188,167   $      176,902
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups               29,786       29,483            2,583         2,605            112,395          107,305
Interest expense                     1,429        1,197            6,667         5,413             38,421           39,274
Income tax provision                   642          933           (4,045)       (3,198)             1,748              (70)
                               ------------    ---------      -----------    ----------      -------------  ---------------

                                    31,857       31,613            5,205         4,820            152,564          146,509
                               ------------    ---------      -----------    ----------      -------------  ---------------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                       $      682     $  1,168        ($  5,095)     ($ 4,624)       $    35,603    $      30,393
                               =============   =========      ============   ===========     =============  ===============


                                        RECONCILIATION TO NET EARNINGS:

                                        EARNINGS BEFORE DEPRECIATION,
                                         AMORTIZATION AND DEFERRED TAXES (EBDT)               $    35,603    $      30,393

                                        DEPRECIATION AND AMORTIZATION - REAL
                                         ESTATE GROUPS                                            (20,042)         (21,863)

                                        DEFERRED TAXES - REAL ESTATE GROUPS                        (5,468)          (3,916)

                                        PROVISION FOR DECLINE IN REAL ESTATE AND
                                         OTHER, NET OF TAX                                         (3,060)               0

                                        GAIN ON DISPOSITION OF PROPERTIES, NET OF TAX                   0              554

                                        EXTRAORDINARY GAIN, NET OF TAX                                  0           10,618
                                                                                              -------------    -------------
                                        NET EARNINGS                                           $    7,033      $    15,786
                                                                                              =============    =============

                          FOREST CITY ENTERPRISES, INC.
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
               FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                    Commercial Group                Residential Group                 Land Group
                               ----------------------------     ---------------------------     ------------------------
                                    1999           1998              1999          1998            1999           1998
                               -------------   ------------     -------------   -----------     ------------  ----------
Revenues                        $   316,905    $   271,593      $    115,960    $   99,860      $    21,557   $  27,937
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups               164,206        135,578            54,926        47,118           23,602       23,205
Interest expense                     70,344         68,890            20,006        20,144            6,079        6,927
Income tax provision                  8,627          2,573             6,989         4,769           (3,140)        (830)
                               -------------  -------------     -------------   -----------    -------------   ----------

                                    243,177        207,041            81,921        72,031           26,541       29,302
                               -------------  -------------     -------------   -----------    -------------   ----------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                       $    73,728    $    64,552      $     34,039    $   27,829     ($    4,984)  ($    1,365)
                               =============  =============     =============   ===========    ============= ============






                                Lumber Trading Group           Corporate Activities                     Total
                               --------------------------    ---------------------------    --------------------------------
                                    1999          1998            1999          1998              1999             1998
                               -------------  -----------    ------------    -----------    -------------  -----------------
Revenues                       $  114,012     $  90,659      $       378     $   1,183       $    568,812     $     491,232
Operating expenses,
   including depreciation
   and amortization for non-
   real estate Groups              100,945       82,033            9,354         8,397            353,033           296,331
Interest expense                     3,845        4,253           18,891        13,338            119,165           113,552
Income tax provision                 3,739        2,089          (11,313)       (9,463)             4,902              (862)
                                -----------   -----------    ------------    ----------      -------------    --------------

                                   108,529       88,375           16,932        12,272            477,100           409,021
                                -----------   -----------    -------------   ----------      -------------    --------------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                           $ 5,483      $ 2,284       ($ 16,554)    ($ 11,089)       $    91,712     $      82,211
                                ============  ===========    =============  ============     ==============   ==============


                                        RECONCILIATION TO NET EARNINGS:

                                        EARNINGS BEFORE DEPRECIATION,
                                         AMORTIZATION AND DEFERRED TAXES (EBDT)              $     91,712      $     82,211

                                        DEPRECIATION AND AMORTIZATION - REAL ESTATE GROUPS        (61,853)          (61,432)

                                        DEFERRED TAXES - REAL ESTATE GROUPS                        (9,732)           (9,989)

                                        PROVISION FOR DECLINE IN REAL ESTATE AND OTHER,
                                         NET OF TAX                                                (3,060)                0

                                        GAIN (LOSS) ON DISPOSITION OF PROPERTIES,
                                         NET OF TAX                                                     0            18,722

                                        EXTRAORDINARY GAIN, NET OF TAX                                214            10,952
                                                                                             --------------    -------------

                                        NET EARNINGS                                          $    17,281      $     40,464
                                                                                             ==============    =============

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is interest rate risk. At October 31, 1999, the Company had $610,758,000 of variable-rate debt outstanding. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

To reduce the effects of significant increases in interest rates on the interest (expense) payable with respect to the Company's variable-rate debt, the Company makes use of interest rate exchange agreements, including interest rate caps and swaps, to manage interest rate risk. The Company had purchased London Interbank Offered Rate ("LIBOR") interest rate caps as follows.

       Maximum
       LIBOR                                               Principal
       Rate                      Period                    Outstanding
       ----                      -------                   -----------

       6.50%              02/01/99 - 01/31/00             $ 396,203,000
       6.50%              02/01/00 - 01/31/01               584,330,000
       6.50%              02/01/01 - 07/31/01               315,358,000
       7.00%              08/01/01 - 02/01/02               315,358,000
       7.00%              02/01/01 - 02/01/02               257,351,000
       6.75%              09/01/00 - 09/01/03                79,929,000

The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. To offset the effect of upward fluctuations in future interest rates, the Company has purchased Treasury Options as follows:

                                                            Exercise
             Notional         Strike      Term                Date
             --------         ------      ----              --------
         $  47,600,000        6.00%       10 yrs.           02/01/00
            45,700,000        6.76%       10 yrs.           11/01/00
            33,180,000        7.00%       10 yrs.           02/01/01
            41,252,000        6.00%       10 yrs.           04/01/01
            38,677,000        6.00%       10 yrs.           08/01/01
         -------------        ----

          $206,409,000        6.33%

            43,010,000        7.00%        5 yrs.           08/01/01
          ------------        ----

          $249,419,000        6.45%
          ------------        ----

These options protect the Company from increases in Treasury Rates above the strike price through the exercise date outlined in the table.

At October 31, 1999, the Company had $157,000,000 outstanding under its $225,000,000 revolving credit facility, which bears interest at LIBOR plus 2%. The Company has entered into a one-year 5.125% LIBOR contract expiring January 3, 2000 on $75,000,000 for its revolving credit line. Additionally, the Company has purchased a 6.50% LIBOR interest rate cap for 2000 and an average 6.75% LIBOR interest rate cap for 2001 at notional amounts of $100,620,000 and $83,280,000, respectively.

At October 31, 1999, the Company estimates that a 100 basis point decrease in market interest rates would have changed the fair value of fixed-rate debt at that date of $1,624,300,000 to a liability of approximately $1,716,703,000. The sensitivity to changes in interest rates of the Company's fixed-rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above. The Company intends to monitor and manage interest costs on its variable debt portfolio and may enter into swap positions based on market fluctuations.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.


                                                                                 EXPECTED MATURITY DATE
                                                   ---------------------------------------------------------------------------------

                    LONG-TERM DEBT                      1999                  2000                   2001                  2002
     ----------------------------------------      ------------         -------------          -------------         -------------
     FIXED:
         Fixed rate debt (1)                          8,716,895            93,741,638             80,625,083            43,686,781
         Weighted average interest rate                   7.95%                 8.06%                  8.25%                 7.50%

         UDAG (1)                                        13,034             1,049,021             10,481,224               541,722
         Weighted average interest rate                   6.85%                 0.35%                  7.99%                 7.73%

         Senior notes                                        -                    -                      -                     -
         Weighted average interest rate
                                                   ------------         -------------          -------------         -------------

     Total Fixed Rate Debt                            8,729,929            94,790,659             91,106,307            44,228,503
                                                   ------------         -------------          -------------         -------------

     VARIABLE:
         Variable rate debt (1) (2)                  75,129,421           300,858,498             32,986,054           119,577,426
         Weighted average interest rate

         Tax Exempt (1)                                       -            55,980,001             32,636,622                     -
         Weighted average interest rate

         Revolving Credit Facility                            -           157,000,000                      -                     -
         Weighted average interest rate
                                                   ------------         -------------          -------------         -------------

     Total Variable Rate Debt                        75,129,421           513,838,499             65,622,676           119,577,426
                                                   ------------         -------------          -------------         -------------

     TOTAL LONG-TERM DEBT                          $ 83,859,350         $ 608,629,158          $ 156,728,983         $ 163,805,929
                                                   ============         =============          =============         =============

         (1) Represents nonrecourse debt.
         (2) As of October 31, 1999, $195,893,000 of
             variable-rate debt has been hedged via
             LIBOR-based swaps that have a remaining
             average life of 1.23 years.


                                                                                 EXPECTED MATURITY DATE
                                                   ---------------------------------------------------------------------------------
                                                                                                   TOTAL               FAIR MARKET
                                                                                                OUTSTANDING               VALUE
                    LONG-TERM DEBT                       2003             THEREAFTER              10/31/99               10/31/99
     ----------------------------------------      -------------        --------------         --------------        ---------------
     FIXED:
         Fixed rate debt (1)                          85,939,979         1,188,838,309          1,501,548,685         1,398,772,270
         Weighted average interest rate                    8.20%                 7.38%                  7.52%

         UDAG (1)                                        163,085            57,623,143             69,871,229            39,528,030
         Weighted average interest rate                    2.78%                 1.58%                  2.57%

         Senior notes                                        -             200,000,000            200,000,000           186,000,000
         Weighted average interest rate                                          8.50%                  8.50%
                                                   -------------        --------------         --------------        ---------------


     Total Fixed Rate Debt                            86,103,064         1,446,461,452          1,771,419,914         1,624,300,300
                                                   -------------        --------------         --------------        ---------------

     VARIABLE:
         Variable rate debt (1) (2)                   60,869,699            21,337,042            610,758,140           610,758,140
         Weighted average interest rate                                                                 7.30%

         Tax Exempt (1)                                        -            64,679,000            153,295,623           153,295,623
         Weighted average interest rate                                                                 4.32%

         Revolving Credit Facility                                                                157,000,000           157,000,000
         Weighted average interest rate                        -                     -                  7.39%
                                                   -------------        --------------         --------------        ---------------

     Total Variable Rate Debt                         60,869,699            86,016,042            921,053,763           921,053,763
                                                   -------------        --------------         --------------        ---------------

     TOTAL LONG-TERM DEBT                          $ 146,972,763        $1,532,477,494         $2,692,473,677        $2,545,354,063
                                                   =============        ==============         ==============        ===============

         (1) Represents nonrecourse debt.
         (2) As of October 31, 1999, $195,893,000 of
             variable-rate debt has been hedged via
             LIBOR-based swaps that have a remaining
             average life of 1.23 years.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

An action was filed in August 1997 against Forest City Trading Group, Inc. ( a wholly-owned subsidiary of the Company) and 10 of its subsidiaries, all of which are in the business of trading lumber. The complaint alleged improper calculation and underpayment of commissions and other related claims. On September 11, 1998 Plaintiffs filed a Motion for Class Certification. On December 8, 1998 the court posted an order denying class certification. On April 5, 1999 the original four Plaintiffs filed a notice of dismissal of this lawsuit without prejudice in state court. On April 16, 1999, the case was re-filed in Federal court against Forest City Trading Group, Inc. and four of its subsidiaries. On November 30, 1999, the U.S. District Court for the District of Oregon dismissed the federal claims with prejudice and the state law claims without prejudice. Plaintiffs have thirty days from December 1, 1999 to appeal.

The Company, through subsidiaries, owns a 14.6% interest in the Seven Hills housing development, located in Henderson, Nevada, which is owned by the Silver Canyon Partnership ("Silver Canyon") and is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and other entities, including the Company. In addition, separate lawsuits were filed by some of the production home-building companies at Seven Hills, against some of the same parties, not including the Company. Each of these lawsuits sought a commitment for public play on the golf course, as well as damages and, in October 1998, the court granted play rights. In February 1999 the owner of the golf course filed a cross-claim against the Silver Canyon Partnership and the Company. Silver Canyon has since reached an agreement in principle with the Plaintiff homeowners and with certain of Silver Canyon's insurance carriers to settle the claims of the Plaintiff homeowners. In addition, Silver Canyon has reached a settlement agreement with the owner of the golf course which is expected to be executed in the near future. A hearing on damages for claims of the production builders will be held in mid-January. Sales efforts are continuing at the Seven Hills development, and because these events are recent, it is not yet possible to determine the extent of any impact on the Partnership's financial performance. The Company believes that any exposure will be limited to the Silver Canyon Partnership and is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

On September 21, 1999, a complaint was filed in state court in Los Angeles County against Forest City Enterprises, Inc., Forest City California Residential Development, Inc., and Forest City Residential West, Inc. Plaintiffs are 63 construction workers who claim to have been exposed to asbestos and mold and mildew while engaged in renovation work at a construction site in Washington. Three of the plaintiffs also claim to have been exposed to lead paint and asbestos at a construction site in California. Plaintiffs seek damages for unspecified personal injuries, lost income, and diminished earning capacity and also seek punitive and treble damages. The case is in an early stage of discovery.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

          3.1   -   Amended Articles of Incorporation adopted as of October
                    11, 1983, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983
                    (File No. 1-4372).

          3.2   -   Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

          3.3   -   Certificate of Amendment by Shareholders to the Articles
                    of Incorporation of Forest City Enterprises, Inc. dated June
                    24, 1997, incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-3 (Registration
                    No. 333-41437).

          3.4   -   Certificate of Amendment by Shareholders to the Articles
                    of Incorporation of Forest City Enterprises, Inc. dated June
                    16, 1998, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration
                    No. 333-61925).

          4.1   -   Form of Senior Subordinated Indenture between the Company
                    and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company's Registration
                    Statement on Form S-3 (Registration No. 333-22695).

          4.2   -   Form of Junior Subordinated Indenture between the Company
                    and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company's Registration
                    Statement on Form S-3 (Registration No. 333-22695).

          4.3   -   Form of Senior Subordinated Indenture between the Company
                    and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company's
                    Registration Statement on Form S-3 (Registration No.
                    333-41437).

          10.1  -   Credit Agreement, dated as of December 10, 1997, by and
                    among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1997
                    (File No. 1-4372).

         Exhibit
         Number                     Description of Document
         -------                    -----------------------

          10.2  -   Guaranty of Payment of Debt, dated as of December 10,
                    1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.39 the Company's Form 10-Q for the quarter ended October 31, 1997
                    (File No. 1-4372)

          10.3  -   First Amendment to Credit Agreement, dated as of January
                    20, 1998, by and among Forest City Rental Properties
                    Corporation, the banks named therein, KeyBank National
                    Association, as administrative agent, and National City
                    Bank, as syndication agent, incorporated by reference to
                    Exhibit 4.19 to the Company's Registration Statement on Form
                    S-3 (File No. 333-41437).

          10.4  -   First Amendment to Guaranty of Payment of Debt, dated as
                    of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (File No.
                    333-41437).

          10.5  -   Letter Agreement, dated as of February 25, 1998, by and
                    among Forest City Enterprises, Inc., Forest City Rental
                    Properties Corporation, the banks named therein, KeyBank
                    National Association, as administrative agent, and National
                    City Bank, as syndication agent, incorporated by reference to Exhibit 4.21 to the Company's Registration Statement on
                    Form S-3 (File No. 333-41437).

          10.6  -   Second Amendment to Credit Agreement, dated as of March 6,
                    1998, by and among Forest City Rental Properties
                    Corporation, the banks named therein, KeyBank National
                    Association, as administrative agent, and National City
                    Bank, as syndication agent, incorporated by reference to
                    Exhibit 10.1 to the Company's Form 8-K, dated March 6, 1998
                    (File No. 1-4372).

          10.7  -   Second Amendment to Guaranty of Payment of Debt, dated as
                    of March 6, 1998, by and among Forest City Enterprises,
                    Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, dated March 6, 1998 (File No.
                    1-4372).

         Exhibit
         Number                     Description of Document
         -------                    -----------------------

          10.8  -   Stock Purchase Agreement, dated May 7, 1997, between
                    Forest City Enterprises, Inc. and Richard Miller, Aaron
                    Miller and Gabrielle Miller, incorporated by reference to
                    Exhibit 10.34 to the Company's Form 10-Q for the quarter ended April 30, 1997 (File No. 1-4372).

          10.9  -   Letter Agreement, dated August 14, 1997, adjusting the
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

         Exhibit
         Number                     Description of Document
         -------                    -----------------------

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

         Exhibit
         Number                     Description of Document
         -------                    -----------------------

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

         Exhibit
         Number                     Description of Document
         -------                    -----------------------

          10.46 - Amended and Restated Guaranty of Payment of Debt, dated as of June 25, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated June 25, 1999 (File No. 1-4372).

          10.47 - Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company's Form 10-Q for the quarter ended July 31,1999. (File No. 1-4372).

          10.48 - Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the quarter ended July 31, 1999. (File No. 1-4372).

     *    10.49 -   Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith.

     *     27   -   Financial Data Schedules.


-----------------

     *  -  Filed herewith.

     (b)   Reports on Form 8-K:

           None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FOREST CITY ENTERPRISES, INC.
                                                 (Registrant)



Date December 15, 1999                 /s/  Thomas G. Smith
     --------------------------        --------------------------------

                                       Thomas G. Smith, Senior Vice President
                                         and Chief Financial Officer

Date December 15, 1999                 /s/  Linda M. Kane
     --------------------------        -----------------------------------------

                                       Linda M. Kane, Vice President,
                                         Corporate Controller