Form 10-Q/A
period 1999-07-31
FOREST CITY ENTERPRISES INC
filed 1999-12-22
CIK 38067

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended     July 31, 1999
                 ---------------------

Commission file number       1-4372
                      ----------------

                          FOREST CITY ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                              34-0863886
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1100 Terminal Tower
50 Public Square Cleveland, Ohio                               44113
----------------------------------                        ----------------
(Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code          216-621-6060
                                                          ----------------

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

This Form 10-Q/A amends Part I, Items 1, 2 and 3. All other contents of this filing are as of September 14, 1999 and have not been updated.

The second quarter ended July 31, 1999 has been restated to reflect the revision of the computation of cost of sales of a land development project. During the third quarter of 1999, Forest City was informed by the project manager/partner of a Land Group development partnership of cost overruns that will reduce the anticipated sales margin from the project. These cost overruns were identified by the project manager during the second quarter, requiring the restatement of second quarter 1999 earnings. This restatement reduced the Company's previously reported second quarter net earnings by $1,535,000, or $.05 per share. Readers of the restated financial statements included in this Form 10-Q/A for the second quarter ended July 31, 1999 are encouraged to read the Form 10-Q for the third quarter ended October 31, 1999 for information concerning actions taken by management as a result of the cost overruns requiring the restatement.

On the Company's Consolidated Balance Sheet at July 31, 1999, this restatement reduced Land Held for Development or Sale by $2,539,000, reduced Deferred Income Taxes by $1,004,000 and reduced Retained Earnings by $1,535,000.

On the Company's Consolidated Statement of Earnings for the three and six months ended July 31, 1999, this restatement increased Operating Expenses by $2,539,000, reduced Deferred Income Tax Expense by $1,004,000, and reduced Net Earnings by $1,535,000, or $.05 per share.

On the Company's Consolidated Statement of Shareholders' Equity for the six months ended July 31, 1999, this restatement reduced Net Earnings, Retained Earnings and Total Shareholders' Equity by $1,535,000.

On the Company's Consolidated Statement of Cash Flows for the six months July 31, 1999, the Reconciliation of Net Earnings to Cash Provided by Operating Activities changed as follows: Net Earnings reduced by $1,535,000, Deferred Income Taxes reduced by $1,004,000 and Increase in Land Held for Development or Sale reduced by $2,539,000. The direct method presentation did not require restatement.

Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, has been updated to reflect the second quarter 1999 restatement and developments for the Company's preparedness for Year 2000.

Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been revised to present the correct December 10, 2001 maturity date for the Revolving Credit Facility. The original filing included a December 10, 2000 maturity date.

Part II, Item 1, Legal Proceedings and Part II, Item 4, Submission of Matters to a Vote of Security Holders, have not been updated and reflect circumstances in place as of September 14, 1999. For an update on Legal Proceedings, please refer to the Company's Form 10-Q for the third quarter of 1999 filed December 15, 1999. Part II, Item 6, Exhibits and Reports on Form 8-K have been updated only for Exhibit 27, Financial Data Schedules.

                          FOREST CITY ENTERPRISES, INC.

                                      Index
                                      -----
                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

      Item 1.  Financial Statements
                Forest City Enterprises,  Inc. and Subsidiaries

                Consolidated Balance Sheets - July 31, 1999
                      (Unaudited) (Restated) and January 31, 1999             3

                Consolidated Statements of Earnings
                      (Unaudited) - Three and Six Months
                      Ended July 31, 1999 (Restated) and 1998                 4

                Consolidated Statements of Shareholders' Equity
                      (Unaudited - Six Months Ended
                      July 31, 1999 ) (Restated) and 1998                     5

                Consolidated Statements of Cash Flows (Unaudited) -
                      Six Months Ended July 31, 1999 (Restated)
                      and 1998                                            6 - 7

                Notes to Consolidated Financial Statements
                      (Unaudited)                                        8 - 11

      Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               12 - 27

      Item 3.  Quantitative and Qualitative Disclosures About Market
                      Risk                                              28 - 29

Part II.  Other Information

      Item 1. Legal Proceedings                                              30

      Item 4. Submission of Matters to a Vote of Security Holders            31

      Item 6. Exhibits and Reports on Form 8-K                          32 - 40

Signatures                                                                   41

PART I - FINANCIAL INFORMATION
Item I. Financial Statements.


                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                             July 31, 1999             January 31, 1999
                                                                             -------------             ----------------
                                                                              (Unaudited)
                                                                              (Restated)
ASSETS                                                                      (dollars in thousands, except per share data)
Real Estate
  Completed rental properties                                                $ 2,710,375                  $ 2,625,589
  Projects under development                                                     483,050                      412,072
  Land held for development or sale                                               59,469                       49,837
                                                                             -----------                  -----------
                                                                               3,252,894                    3,087,498
  Less accumulated depreciation                                                 (525,819)                    (491,293)
                                                                             -----------                  -----------
    Total Real Estate                                                          2,727,075                    2,596,205

Cash and equivalents                                                              53,888                       78,629
Notes and accounts receivable, net                                               274,257                      229,714
Inventories                                                                       47,210                       47,299
Investments in and advances to affiliates                                        323,235                      301,735
Other assets                                                                     181,463                      183,528
                                                                             -----------                  -----------
                                                                             $ 3,607,128                  $ 3,437,110
                                                                             -----------                  -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                                                   $ 2,272,833                  $ 2,173,872
Accounts payable and accrued expenses                                            422,110                      398,499
Notes payable                                                                     53,812                       43,929
Long-term debt                                                                   127,000                      105,000
8.5% Senior notes                                                                200,000                      200,000
Deferred income taxes                                                            154,455                      150,150
Deferred profit                                                                   33,097                       33,552
                                                                             -----------                  -----------
        Total Liabilities                                                      3,263,307                    3,105,002
                                                                             -----------                  -----------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value;
    5,000,000 shares authorized; no shares issued                                     --                           --
Common stock - $.33 1/3 par value
    Class A, 96,000,000 shares authorized, 19,907,756
        and 19,904,556 shares issued, 19,331,606 and 19,281,606
        outstanding, respectively                                                  6,637                        6,636
    Class B, convertible, 36,000,000 shares authorized, 10,976,196 and 10,979,396 shares issued, 10,698,096 and 10,701,296
        outstanding, respectively                                                  3,660                        3,661
                                                                             -----------                  -----------
                                                                                  10,297                       10,297
Additional paid-in capital                                                       113,690                      114,270
Retained earnings                                                                226,516                      218,967
                                                                             -----------                  -----------
                                                                                 350,503                      343,534
Less treasury stock, at cost;  576,150 Class A and 278,100 Class B
    shares and 622,950 Class A and 278,100 Class B shares, respectively          (10,797)                     (11,426)
Accumulated other comprehensive income                                             4,115                           --
                                                                             -----------                  -----------
       Total Shareholders' Equity                                                343,821                      332,108
                                                                             -----------                  -----------
                                                                             $ 3,607,128                  $ 3,437,110
                                                                             -----------                  -----------



See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)



                                                         Three Months Ended July 31,        Six Months Ended July 31,
                                                         ---------------------------        -------------------------
                                                             1999             1998             1999            1998
                                                           --------         --------         --------         --------
                                                          (RESTATED)                        (RESTATED)
                                                                   (dollars in thousands, except per share data)

REVENUES                                                   $198,951         $165,707         $380,645         $314,330
                                                           --------         --------         --------         --------

Operating expenses                                          126,216          100,127          239,106          187,363
Interest expense                                             41,099           37,531           80,744           74,278
Depreciation and amortization                                23,367           19,804           43,343           41,232
                                                           --------         --------         --------         --------
                                                            190,682          157,462          363,193          302,873
                                                           --------         --------         --------         --------

Gain on disposition of properties                                --           18,607               --           30,054
                                                           --------         --------         --------         --------

EARNINGS BEFORE INCOME TAXES                                  8,269           26,852           17,452           41,511
                                                           --------         --------         --------         --------

INCOME TAX EXPENSE
   Current                                                    2,624            1,549            5,214            3,100
   Deferred                                                     905            9,467            2,204           14,067
                                                           --------         --------         --------         --------
                                                              3,529           11,016            7,418           17,167
                                                           --------         --------         --------         --------

NET EARNINGS BEFORE EXTRAORDINARY GAIN                        4,740           15,836           10,034           24,344
Extraordinary gain, net of tax                                   --              334              214              334
                                                           --------         --------         --------         --------

NET EARNINGS                                               $  4,740         $ 16,170         $ 10,248         $ 24,678
                                                           --------         --------         --------         --------



BASIC AND DILUTED EARNINGS PER COMMON SHARE

    Net earnings before extraordinary gain, net of tax     $   0.16         $   0.53         $   0.33         $   0.81
    Extraordinary gain, net of tax                               --             0.01             0.01             0.01
                                                           --------         --------         --------         --------

NET EARNINGS                                               $   0.16         $   0.54         $   0.34         $   0.82
                                                           --------         --------         --------         --------




See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                          Common Stock
                                                              ------------------------------------------
                                                                      Class A             Class B          Additional
                                              Comprehensive   ------------------------------------------    Paid-In      Retained
                                                 Income           Shares    Amount     Shares    Amount     Capital      Earnings
                                             ---------------  ---------------------------------------------------------------------
                                                                  (in thousands, except per share data)
SIX MONTHS ENDED JULY 31, 1999 (RESTATED)

Balances at January 31, 1999                                      19,905    $6,636     10,979    $3,661     $114,270     $218,967

Comprehensive income
  Net earnings                                      $10,248                                                                10,248
  Other comprehensive income, net of tax
     Unrealized gain on securities                    4,115
                                             ---------------
Total comprehensive income                          $14,363
                                             ---------------

Dividends: $.09 per share                                                                                                  (2,699)

Conversion of Class B shares
   to Class A shares                                                   3         1         (3)       (1)

Exercise of stock options                                                                                          2

Restricted stock granted                                                                                        (605)

Amortization of unearned compensation                                                                             23

                                                              ---------------------------------------------------------------------
BALANCES AT JULY 31, 1999                                         19,908    $6,637     10,976    $3,660     $113,690     $226,516
                                                              ---------------------------------------------------------------------

SIX MONTHS ENDED JULY 31, 1998

Balances at January 31, 1998, as restated
 for a two-for-one stock split effective
 July 16, 1998                                                    19,813    $6,606     11,071    $3,691     $114,270     $168,864

Comprehensive income
  Net earnings                                      $24,678                                                                24,678
  Other comprehensive income, net of tax
     None                                                 -
                                             ---------------
Total comprehensive income                          $24,678
                                             ---------------

Dividends: $.075 per share                                                                                                 (2,248)

Conversion of Class B shares
   to Class A shares                                                  40        13        (40)      (13)

                                                              ---------------------------------------------------------------------
BALANCES AT JULY 31, 1998                                         19,853    $6,619     11,031    $3,678     $114,270     $191,294
                                                              ---------------------------------------------------------------------




                                                                       Accumulated
                                                Treasury Stock             Other          Total
                                             ----------------------    Comprehensive   Shareholders'
                                               Shares      Amount          Income         Equity
                                             ------------------------------------------------------
                                                       (in thousands, except per share data)
SIX MONTHS ENDED JULY 31, 1999 (RESTATED)

Balances at January 31, 1999                     901     $(11,426)         $    -         $332,108

Comprehensive income
  Net earnings                                                                              10,248
  Other comprehensive income, net of tax
     Unrealized gain on securities                                          4,115            4,115

Total comprehensive income


Dividends: $.09 per share                                                                   (2,699)

Conversion of Class B shares
   to Class A shares                                                                             -

Exercise of stock options                         (2)          24                               26

Restricted stock granted                         (45)         605                                -

Amortization of unearned compensation                                                           23

                                             ------------------------------------------------------
BALANCES AT JULY 31, 1999                        854     $(10,797)         $4,115         $343,821
                                             ------------------------------------------------------

SIX MONTHS ENDED JULY 31, 1998

Balances at January 31, 1998, as restated
 for a two-for-one stock split effective
 July 16, 1998                                   905     $ (11,486)         $    -         $281,945

Comprehensive income
  Net earnings                                                                              24,678
  Other comprehensive income, net of tax
     None                                                                       -                -

Total comprehensive income


Dividends: $.075 per share                                                                  (2,248)

Conversion of Class B shares
   to Class A shares                                                                             -

                                             ------------------------------------------------------
BALANCES AT JULY 31, 1998                        905     $ (11,486)         $   -         $304,375
                                             ------------------------------------------------------


                          FOREST CITY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Six Months Ended July 31,
                                                                       --------------------------
                                                                          1999            1998
                                                                        ---------      ---------
                                                                       (Restated)
                                                                            (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Rents and other revenues received                                  $ 317,462      $ 314,099
     Proceeds from land sales                                              18,185         14,076
     Land development expenditures                                        (26,793)       (19,646)
     Operating expenditures                                              (212,475)      (195,813)
     Interest paid                                                        (78,380)       (68,265)
                                                                        ---------      ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                        17,999         44,451
                                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                (171,837)      (283,397)
     Proceeds from disposition of assets                                       --         31,622
     Investments in and advances to affiliates                            (21,500)       (38,526)
                                                                        ---------      ---------
         NET CASH USED IN INVESTING ACTIVITIES                           (193,337)      (290,301)
                                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of senior notes                                    --        200,000
     Payments on senior notes issuance costs                                   --         (5,685)
     Increase in nonrecourse mortgage and long-term debt                  209,975        361,320
     Principal payments on nonrecourse mortgage debt on real estate       (88,014)      (183,284)
     Payments on long-term debt                                                --       (114,000)
     Increase in notes payable                                             50,390          6,613
     Payments on notes payable                                            (40,507)       (33,996)
     Change in restricted cash and book overdrafts                         23,881         10,382
     Payment of deferred financing costs                                   (2,755)        (9,551)
     Exercise of stock options                                                 26             --
     Dividends paid to shareholders                                        (2,399)        (2,098)
                                                                        ---------      ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                       150,597        229,701
                                                                        ---------      ---------

NET DECREASE IN CASH AND EQUIVALENTS                                      (24,741)       (16,149)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                78,629         54,854
                                                                        ---------      ---------
CASH AND EQUIVALENTS AT END OF PERIOD                                   $  53,888      $  38,705
                                                                        ---------      ---------



                                                                                Six Months Ended July 31,
                                                                                --------------------------
                                                                                   1999            1998
                                                                                 ---------      ---------
                                                                                 (Restated)
                                                                                      (in thousands)

 RECONCILIATION OF NET EARNINGS TO CASH PROVIDED BY OPERATING ACTIVITIES

NET EARNINGS                                                                      $ 10,248      $ 24,678
     Depreciation                                                                   34,562        30,773
     Amortization                                                                    8,781        10,459
     Deferred income taxes                                                           1,748        13,816
     Gain on disposition of properties                                                  --       (30,054)
     Extraordinary gain                                                               (353)         (552)
     Decrease in commercial land held for sale                                      12,531         2,248
     Increase in land held for development or sale                                  (9,632)      (10,733)
     (Increase) decrease in notes and accounts receivable                          (44,543)       17,269
     Decrease in inventories                                                            89         7,277
     Decrease (increase) in other assets                                             2,807        (3,958)
     Increase (decrease) in accounts payable and accrued expenses                    2,216       (16,054)
     Decrease in deferred profit                                                      (455)         (718)
                                                                                  --------      --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                               $ 17,999      $ 44,451
                                                                                  --------      --------

SUPPLEMENTAL NON-CASH DISCLOSURE:
  The following items represent the effect of non-cash transactions for 1998:

- Disposition of Summit Park Mall and Trolley Plaza

Operating Activities
     Notes and accounts receivable                                                $     --      $    565
     Other assets                                                                       --         1,138
     Accounts payable and accrued expenses                                              --         2,760
                                                                                  --------      --------
          Total effect on operating activities                                    $     --      $  4,463
                                                                                  --------      --------

Investing Activities
     Dispositions of completed rental properties                                  $     --      $ 42,312
                                                                                  --------      --------
         Total effect on investing activities                                     $     --      $ 42,312
                                                                                  --------      --------

Financing Activities
     Disposition of nonrecourse mortgage and long-term debt                       $     --      $(46,775)
                                                                                  --------      --------
          Total effect on financing activities                                    $     --      $(46,775)
                                                                                  --------      --------




 See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Restatement of Second Quarter
-----------------------------
During the third quarter ended October 31, 1999, Forest City was informed by one of its partners (the project manager) in a Land Group partnership of cost overruns that will reduce the anticipated sales margins from the project. These cost overruns were identified by the project manager during the second quarter, requiring the restatement of second quarter earnings. This restatement decreases the Company's previously reported second quarter net earnings by $1,535,000, or $.05 per share, and increases third quarter net earnings by $1,535,000, or $.05 per share.

A.       Extraordinary Item
         ------------------
         The extraordinary gain ($353,000 pre-tax) recorded in the first quarter of 1999 represents extinguishment of non-recourse debt related to Plaza at Robinson Town Centre located in Pittsburgh, Pennsylvania.

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

         Subsequent Event:
         December 14, 1999    March 1, 2000       March 15, 2000        $.05

C.       Earnings per Share
         ------------------
         The reconciliation of the numerator and denominator of basic earnings per share (EPS) with diluted EPS is as follows:


                                          Net Earnings                                  Net Earnings
                                             Before               Weighted Average          Before
                                        Extraordinary Gain       Shares Outstanding   Extraordinary Gain
                                           (Numerator)              (Denominator)         (Per Share)
                                           -----------              -------------         -----------


         Three Months Ended
            July 31, 1999:
                   Basic EPS               $  4,740,000               30,020,991              $0.16
                   Dilutive effect of
                      stock options                   -                  160,845                  -
                                           ------------               ----------              -----
                   Diluted EPS             $  4,740,000               30,181,836              $0.16
                                           ============               ==========              =====


                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


C.       Earnings per Share (continued)
         ------------------------------


                                          Net Earnings                                  Net Earnings
                                             Before               Weighted Average         Before
                                        Extraordinary Gain       Shares Outstanding   Extraordinary Gain
                                           (Numerator)              (Denominator)        (Per Share)
                                           -----------              -------------        -----------

         Six Months Ended
            July 31, 1999:
                   Basic EPS               $ 10,034,000               30,002,618            $0.33
                   Dilutive effect of
                      stock options                   -                  169,705                -
                                           ------------               ----------            -----
                   Diluted EPS             $ 10,034,000               30,172,323            $0.33
                                           ============               ==========            =====


D.       Stock-Based Compensation
         ------------------------
         In April 1999, the Compensation Committee of the Board of Directors granted 372,800 Class A fixed stock options under the 1994 Stock Option Plan. The options have a term of 10 years, vest over two to four years and have an exercise price of $22.375.

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

E.       Long-Term Debt
         --------------
         The termination date for the Company's revolving credit agreement was extended by one year to December 10, 2001.

F.       Prior Year Reclassifications
         ----------------------------
         Certain prior year figures were reclassified to conform to the current year presentation.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

G.       New Accounting Standards
         ------------------------
         Effective February 1, 1999, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires start-up costs and organizational costs be expensed as incurred. The adoption of this accounting principle had no material effect on earnings and financial position.

         In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", to all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, the Company plans to implement SFAS 133 for the fiscal quarters in its fiscal year ending January 31, 2002.

H.       Segment Information
         -------------------
         Principal business groups are determined by the type of customer served or the product sold. The Commercial Group owns, develops, acquires and operates shopping centers, office buildings and mixed-use projects, including hotels. The Residential Group develops or acquires and operates the Company's multi-family properties. Real Estate Groups are the combined Commercial and Residential Groups. The Land Group owns and develops raw land into master planned communities and other residential developments for resale to users principally in Arizona, Colorado, Florida, Nevada, New York, North Carolina and Ohio. The Lumber Trading Group operates the Company's lumber wholesaling business. Corporate includes interest on corporate borrowings and general administrative expenses.

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

      --------------------------------

      All amounts, including footnotes, are presented in thousands.


                                                                               Three Months Ended July 31, Six Months Ended July 31,
                                                    JULY 31,      January 31,  -----------------------------------------------------
                                                      1999           1999        1999          1998           1999          1998
                                                 ----------------------------- -----------------------------------------------------
                                                      IDENTIFIABLE ASSETS             EXPENDITURES FOR ADDITIONS TO REAL ESTATE
                                                 ----------------------------- -----------------------------------------------------

Commercial Group ...............................  $ 2,463,583     $ 2,330,624  $ 73,902      $ 145,513      $ 123,875     $ 229,866
Residential Group ..............................      746,057         722,160    12,153         40,495         29,284        56,390
Land Group .....................................      111,271         100,501    10,495         12,520         25,959        20,806
Lumber Trading Group............................      254,633         218,551     1,020            842          1,846         1,333
Corporate ......................................       31,584          65,274     1,908            140          2,082           255
                                                 ----------------------------- -----------------------------------------------------
    Consolidated ...............................  $ 3,607,128     $ 3,437,110  $ 99,478      $ 199,510      $ 183,046     $ 308,650
                                                 ----------------------------- -----------------------------------------------------


                        Three Months Ended July 31, Six Months Ended July 31,  Three Months Ended July 31, Six Months Ended July 31,
                        ------------------------------------------------------ -----------------------------------------------------
                             1999       1998           1999           1998       1999           1998           1999          1998
                        ------------------------------------------------------ -----------------------------------------------------
                                           REVENUES                                               INTEREST EXPENSE
                        ------------------------------------------------------ -----------------------------------------------------

Commercial Group ......  $ 102,909   $ 92,953     $   209,935     $   178,357  $ 23,796      $  22,185      $  47,851     $  45,026
Residential Group .....     38,623     32,997          72,900          64,261     7,742          6,877         14,227        13,977
Land Group ............     10,433      7,895          16,069          12,847     1,893          2,194          4,026         4,294
Lumber Trading Group(1)     46,847     31,548          81,473          57,878     1,314          1,740          2,416         3,056
Corporate .............        139        314             268             987     6,354          4,535         12,224         7,925
                        ------------------------------------------------------ -----------------------------------------------------
    Consolidated ......  $ 198,951   $165,707     $   380,645     $   314,330  $ 41,099      $  37,531      $  80,744     $  74,278
                        ------------------------------------------------------ -----------------------------------------------------


                                 DEPRECIATION AND AMORTIZATION EXPENSE               EARNINGS BEFORE INCOME TAXES (EBIT) (2)
                        ------------------------------------------------------ ----------------------------------------------------

Commercial Group ......  $  16,875   $ 14,548     $   32,045      $    31,348  $  9,869      $   8,405      $  21,688     $  13,700
Residential Group .....      5,692      4,342          9,766            8,221     6,546          5,973         12,646        10,128
Land Group ............         31        194             56              323    (3,677)          (290)        (6,052)       (1,913)
Lumber Trading Group ..        521        548          1,006            1,070     5,081          1,463          7,898         2,271
Corporate .............        248        172            470              270    (9,550)        (7,306)       (18,728)      (12,729)
Gain on disposition of
properties                                                                           --         18,607             --        30,054
                        ------------------------------------------------------ ----------------------------------------------------
    Consolidated ......  $  23,367   $ 19,804     $   43,343      $    41,232  $  8,269      $  26,852      $  17,452     $  41,511
                        ------------------------------------------------------ ----------------------------------------------------


                                                                                     EARNINGS BEFORE DEPRECIATION, AMORTIZATION
                                                                                             AND DEFERRED TAXES (EBDT)
                                                                               ----------------------------------------------------

Commercial Group ............................................................. $ 23,550      $  20,886      $  48,008     $  41,704
Residential Group ............................................................    9,603          9,095         18,467        16,622
Land Group ...................................................................   (2,248)          (177)        (3,708)       (1,159)
Lumber Trading Group .........................................................    3,109            723          4,801         1,116
Corporate ....................................................................   (5,035)        (3,304)       (11,459)       (6,465)
                                                                               ----------------------------------------------------
    Consolidated .............................................................   28,979         27,223         56,109        51,818
RECONCILIATION TO NET EARNINGS:
Depreciation and amortization - Real Estate Groups............................  (22,567)       (18,890)       (41,811)      (39,569)
Deferred taxes - Real Estate Groups ..........................................   (1,672)        (3,745)        (4,264)       (6,073)
Gain on disposition of properties, net of tax ................................       --         11,248             --        18,168
Extraordinary gain, net of tax ...............................................       --            334            214           334
                                                                               ----------------------------------------------------
    Net earnings ............................................................. $  4,740       $ 16,170      $  10,248     $  24,678
                                                                               ----------------------------------------------------



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

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the six months ended July 31, 1999 are not necessarily indicative of results of operations which may be expected for the full year.

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

RESTATEMENT OF SECOND QUARTER - During the third quarter ended October 31, 1999, the Company was informed by the project manager/partner of a Land Group development partnership of cost overruns that will reduce the anticipated sales margin from the project. These cost overruns were identified by the project manager during the second quarter, requiring restatement of second quarter 1999 earnings. This restatement decreases the Company's previously reported second quarter net earnings by $1,535,000, or $.05 per share.

The Company's EBDT for the second quarter of 1999 grew by 6.5% to $28,979,000, or $.96 per share of common stock, from $27,223,000, or $.90 per share of common stock in the second quarter of 1998. EBDT for the six months ended July 31, 1999 grew by 8.3% to $56,109,000, or $1.86 per share of common stock, from $51,818,000, or $1.72 per share of common stock for the six months ended July 31, 1998. The increase in EBDT is the result of improved comparable property operations and the opening of new developments and acquisitions made during, or subsequent to, the second quarter of 1998 offset by increased costs in land developments.

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

LAND GROUP

During the third quarter of 1999, the Land Group was informed by one of its partners (the project manager) in Seven Hills, a land development partnership in Henderson, Nevada, of cost overruns that will reduce the anticipated sales margins from the project. These cost overruns were identified by the project manager during the second quarter, requiring the restatement of second quarter earnings. As a result, the Land Group's operating expenses for the three months and six months ended July 31, 1999 increased $2,539,000.

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

OPERATING AND INTEREST EXPENSES - Operating expenses increased by $6,226,000 for the second quarter of 1999 to $12,218,000 from $5,992,000 for the second quarter of 1998. Operating expenses increased by $7,630,000 for the first half of 1999 to $18,096,000 from $10,466,000 for the first half of 1998. The increase in operating expenses is due to costs associated with increased land sales volume over the first half of last year, timing of indirect expenses and increased project costs at Seven Hills. Interest expense decreased by $301,000 in the second quarter of 1999 to $1,893,000 from $2,194,000 in the second quarter of 1998. Interest expense decreased by $268,000 in the first half of 1999 to $4,026,000 from $4,294,000 in the first half of 1998.

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

INCOME TAXES - Income tax expense for the second quarter of 1999 and 1998 totaled $3,529,000 and $11,016,000, respectively. Income tax expense for the first half of 1999 and 1998 totaled $7,418,000 and $17,167,000, respectively. The 1999 amounts for second quarter and first half include a reduction in income taxes of $1,004,000 as a result of the Land Group restatement (see "General - Restatement of Second Quarter"). At January 31, 1999, the Company had a net operating loss carryforward ("NOL") for tax purposes of $76,433,000 (generated primarily over time in the ordinary course of business from the significant impact of depreciation expense from real estate properties on the Company's net earnings) which will expire in the years ending January 31, 2006 through January 31, 2011 and general business credits carryovers of $2,432,000 which will expire in the years ending January 31, 2004 through January 31, 2013. The Company's policy is to utilize its NOL before it expires and will consider a variety of strategies to implement that policy.

NET EARNINGS - In the second quarter of 1999, the Company's net earnings were $4,740,000, or $.16 per share of common stock, compared to $16,170,000, or $.54 per share of common stock in the second quarter of 1998. In the first half of 1999, the Company's net earnings were $10,248,000, or $.34 per share of common stock, compared to $24,678,000, or $.82 per share of common stock in the first half of 1998. The 1999 amounts for second quarter and first half include a reduction in net earnings of $1,535,000, or $.05 per share, as a result of the Land Group restatement (see "General - Restatement of Second Quarter").

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

INTEREST RATE EXPOSURE

At July 31, 1999, the composition of nonrecourse mortgage debt is as follows:

                                 Amount          Rate(1)
                             -----------------------------
                             (in thousands)

Fixed ....................     $1,654,234         7.51%
Variable -
    Taxable (2) ..........        394,943         7.01%
    Tax-Exempt ...........        153,773         4.03%
UDAG and other
  subsidized loans (fixed)         69,883         2.57%
                               ----------
                               $2,272,833         7.04%
                               ----------

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

CASH FLOWS

Net cash provided by operating activities totaled $17,999,000 and $44,451,000 for the first half of 1999 and 1998, respectively. The decrease was a result of a $16,662,000 net increase in operating expenditures (primarily a result of a $49,204,000 increase in operating expenses offset by an increase in notes payable and accounts payable and accrued expenses of $33,494,000 most of which occurred at Lumber Trading Group), an increase of $7,147,000 in land development expenditures and an increase of $10,115,000 in interest paid. These decreases were partially offset by an increase of $3,363,000 in rents and other revenues (primarily a result of increased revenues of $66,315,000 which was partially offset by an increase in notes and accounts receivable of $61,812,000 most of which occurred at Lumber Trading Group) and an increase of $4,109,000 in proceeds from land sales.

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

INCREASED DIVIDEND

The first 1999 quarterly dividend of $.04 per share on shares of both Class A and Class B Common Stock was paid on June 15, 1999 to shareholders of record at the close of business on June 1, 1999. The second, third and fourth 1999 quarterly dividends of $.05 per share on shares of both Class A and Class B Common Stock represents a 25% increase over the first quarter dividend. The second and third quarterly dividends were paid September 15, 1999 and December 15, 1999, respectively, to shareholders of record as of the close of business on September 1, 1999 and December 1, 1999, respectively. The fourth quarterly dividend was declared on December 14, 1999 and will be paid March 15, 2000 to shareholders of record as of the close of business on March 1, 2000.

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

                          FOREST CITY ENTERPRISES, INC.
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
               FOR THE SECOND QUARTER ENDED JULY 31, 1999 AND 1998
                                 (in thousands)
                                   (Restated)



                                     Commercial Group            Residential Group              Land Group
                                  -----------------------     -----------------------     ------------------------
                                     1999          1998          1999         1998          1999           1998
                                  ---------     ---------     ---------     ---------     ---------      ---------


Revenues                          $ 102,909     $  92,953     $  38,623     $  32,997     $  10,433      $   7,895
Operating expenses,
   including depreciation
   and amortization for non-
   real estate groups                52,369        47,815        18,643        15,804        12,218          5,992
Interest Expense                     23,796        22,185         7,742         6,877         1,893          2,194
Income Tax Provision                  3,194         2,067         2,635         1,221        (1,430)          (114)
                                  ---------     ---------     ---------     ---------     ---------      ---------

                                     79,359        72,067        29,020        23,902        12,681          8,072
                                  ---------     ---------     ---------     ---------     ---------      ---------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                         $  23,550     $  20,886     $   9,603     $   9,095       ($2,248)         ($177)
                                  =========     =========     =========     =========     =========      =========





                                  Lumber Trading Group        Corporate Activities                Total
                                -----------------------     ------------------------      -----------------------
                                   1999         1998          1999           1998           1999           1998
                                ---------     ---------     ---------      ---------      ---------     ---------


Revenues                        $  46,847     $  31,548     $     139      $     314      $ 198,951     $ 165,707
Operating expenses,
   including depreciation
   and amortization for non-
   real estate groups              40,452        28,344         3,334          3,086        127,016       101,041
Interest Expense                    1,314         1,740         6,354          4,535         41,099        37,531
Income Tax Provision                1,972           741        (4,514)        (4,003)         1,857           (88)
                                ---------     ---------     ---------      ---------      ---------     ---------

                                   43,738        30,825         5,174          3,618        169,972       138,484
                                ---------     ---------     ---------      ---------      ---------     ---------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                       $   3,109     $     723       ($5,035)       ($3,304)     $  28,979     $  27,223
                                =========     =========     =========      =========      =========     =========


                                Reconciliation to net earnings:

                                Earnings before depreciation,
                                  amortization and deferred taxes (EBDT)                  $  28,979     $ 27,223

                                Depreciation and amortization - real estate groups          (22,567)     (18,890)

                                Deferred taxes - real estate groups                          (1,672)      (3,745)

                                Gain on disposition of properties, net of tax                     0       11,248

                                Extraordinary gain, net of tax                                    0          334
                                                                                          ---------     --------

                                Net earnings                                              $   4,740     $ 16,170
                                                                                          ====-====     ========



                          FOREST CITY ENTERPRISES, INC.
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                 FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (RESTATED)


                                      Commercial Group           Residential Group               Land Group
                                  -----------------------     -----------------------     ------------------------
                                     1999         1998          1999           1998          1999           1998
                                  ---------     ---------     ---------     ---------     ---------      ---------
Revenues                          $ 209,935     $ 178,357     $  72,900     $  64,261     $  16,069      $  12,847
Operating expenses,
   including depreciation
   and amortization for non-
   real estate groups               108,351        88,284        36,261        31,934        18,096         10,466
Interest expense                     47,851        45,026        14,227        13,977         4,026          4,294
Income tax provision                  5,725         3,343         3,945         1,728        (2,345)          (754)
                                  ---------     ---------     ---------     ---------     ---------      ---------

                                    161,927       136,653        54,433        47,639        19,777         14,006
                                  ---------     ---------     ---------     ---------     ---------      ---------
Earnings before
   depreciation, amortization
   and deferred taxes
   (EBDT)                         $  48,008     $  41,704     $  18,467     $  16,622       ($3,708)       ($1,159)
                                  =========     =========     =========     =========     =========      =========



                                 Lumber Trading Group         Corporate Activities                Total
                                -----------------------     ------------------------      -----------------------
                                   1999          1998         1999           1998           1999           1998
                                ---------     ---------     ---------      ---------      ---------     ---------
Revenues                        $  81,473     $  57,878     $     268      $     987      $ 380,645     $ 314,330
Operating expenses,
   including depreciation
   and amortization for non-
   real estate groups              71,159        52,550         6,771          5,792        240,638       189,026
Interest expense                    2,416         3,056        12,224          7,925         80,744        74,278
Income tax provision                3,097         1,156        (7,268)        (6,265)         3,154          (792)
                                ---------     ---------     ---------      ---------      ---------     ---------

                                   76,672        56,762        11,727          7,452        324,536       262,512
                                ---------     ---------     ---------      ---------      ---------     ---------
Earnings Before
   depreciation, amortization
   and deferred taxes
   (EBDT)                       $   4,801     $   1,116     ($ 11,459)       ($6,465)     $  56,109     $  51,818
                                =========     =========     =========      =========      =========     =========


                                Reconciliation to net earnings:

                                Earnings before depreciation,
                                  amortization and deferred taxes (EBDT)                  $  56,109     $  51,818

                                Depreciation and amortization - real estate groups          (41,811)      (39,569)

                                Deferred taxes - real estate groups                          (4,264)       (6,073)

                                Gain (loss) on disposition of properties, net of tax              0        18,168

                                Extraordinary gain, net of tax                                  214           334
                                                                                          ---------     ---------

                                Net earnings                                              $  10,248     $  24,678
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

                  Cap
                  Strike                               Principal
                  Rate                Period           Outstanding
                  ----          -------------------    -----------
                  6.50%         02/01/99 - 01/31/00   $394,503,000
                  6.50%         02/01/00 - 01/31/01    457,613,000
                  6.50%         02/01/01 - 07/31/01    362,577,000
                  7.00%         08/01/01 - 02/01/02    362,577,000
                  6.75%         09/01/00 - 09/01/03     79,929,000

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



                                                                    EXPECTED MATURITY DATE
                                       ---------------------------------------------------------------------------

                                                               (Restated)          (Restated)
           Long-Term Debt                     1999               2000                 2001                2002
-------------------------------------  ---------------      --------------      --------------      --------------
FIXED:
    Fixed rate debt (1)                    140,808,357          95,188,201          80,954,627          61,686,746
    Weighted average interest rate                7.40%               8.08%               8.25%               7.66%

    UDAG (1)                                    25,256           1,049,021          10,481,224             541,722
    Weighted average interest rate                6.92%               0.35%               7.99%               7.73%

    Senior notes                                    --                  --                  --                  --
    Weighted average interest rate
                                       ---------------      --------------      --------------      --------------


Total Fixed Rate Debt                      140,833,613          96,237,222          91,435,851          62,228,468
                                       ---------------      --------------      --------------      --------------

VARIABLE:
    Variable rate debt (1) (2)              75,267,651         126,848,431          22,891,971          99,755,580
    Weighted average interest rate

    Tax Exempt (1)                                  --          55,980,001          32,684,748                  --
    Weighted average interest rate

    Revolving Credit Facility                       --                  --         127,000,000                  --
    Weighted average interest rate
                                       ---------------      --------------      --------------      --------------


Total Variable Rate Debt                    75,267,651         182,828,432         182,576,719          99,755,580
                                       ---------------      --------------      --------------      --------------

TOTAL LONG-TERM DEBT                   $   216,101,264      $  279,065,654      $  274,012,570      $  161,984,048
                                       ===============      ==============      ==============      ==============



                                            EXPECTED MATURITY DATE
                                       ----------------------------------
                                                                                   Total             Fair Market
                                                                                Outstanding              Value
           Long-Term Debt                    2003            Thereafter           7/31/99               7/31/99
-------------------------------------  --------------      --------------      --------------      --------------
FIXED:
    Fixed rate debt (1)                    85,688,438       1,189,907,777       1,654,234,146       1,596,583,670
    Weighted average interest rate               8.20%               7.37%               7.51%

    UDAG (1)                                  163,085          57,623,142          69,883,450          42,981,870
    Weighted average interest rate               2.78%               1.57%               2.57%

    Senior notes                                   --         200,000,000         200,000,000         193,750,000
    Weighted average interest rate                                   8.50%               8.50%
                                       --------------      --------------      --------------      --------------


Total Fixed Rate Debt                      85,851,523       1,447,530,919       1,924,117,596       1,833,315,540
                                       --------------      --------------      --------------      --------------

VARIABLE:
    Variable rate debt (1) (2)             50,150,167          20,028,711         394,942,511         394,942,511
    Weighted average interest rate                                                       7.01%

    Tax Exempt (1)                                 --          65,108,000         153,772,749         153,772,749
    Weighted average interest rate                                                       4.03%

    Revolving Credit Facility                      --                  --         127,000,000         127,000,000
    Weighted average interest rate                                                       7.18%
                                       --------------      --------------      --------------      --------------


Total Variable Rate Debt                   50,150,167          85,136,711         675,715,260         675,715,260
                                       --------------      --------------      --------------      --------------

TOTAL LONG-TERM DEBT                   $  136,001,690      $1,532,667,630      $2,599,832,856      $2,509,030,800
                                       ==============      ==============      ==============      ==============



(1) Represents nonrecourse debt.

(2) As of July 31, 1999, $141,393,000 of variable-rate debt has been hedged via $133,479,000 of 1-year LIBOR contracts and $7,914,000 of LIBOR-based swaps that have a combined remaining average life of 0.38 years.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

This Item l. Legal Proceedings reflects circumstances in place as of September 14, 1999 and has not been updated. Please refer to the Company's third quarter Form 10-Q filed December 15, 1999.

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

Item 4. Submission of Matters to a Vote of Security-Holders.
------------------------------------------------------------

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

It was reported that 17,305,468 shares of Class A Common Stock representing 17,305,468 votes and 10,382,844 shares of Class B Common Stock representing 103,828,440 votes were represented in person and by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:


                                                                               Abstentions
                                                                                 and/or
                                                                                 Broker
                                                For              Against        Non-votes
                                             ----------          -------       -----------

(1) Election of the following nominated
    directors by Class A shareholders        17,190,522              --          114,946
         Michael P. Esposito, Jr
         Joan K. Shafran
         Louis Stokes

(2) Election of the following nominated
     directors by Class B shareholders      103,759,000              --           69,440
         Albert B. Ratner
         Samuel H. Miller
         Charles A. Ratner
         James A. Ratner
         Jerry V. Jarrett
         Ronald A. Ratner
         Scott S. Cowen
         Brian J. Ratner
         Deborah Ratner Salzberg


(3) Election of independent auditors
         PricewaterhouseCoopers LLP         121,059,769          29,300           44,839



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


     ** 10.47 - Employment Agreement entered into on May 31, 1999, effective
                January 1, 1999, by the Company and Albert B. Ratner.

     ** 10.48 - Employment Agreement entered into on May 31, 1999, effective
                January 1, 1999, by the Company and Samuel H. Miller.

      * 27    - Financial Data Schedules.

-------------

      *  - Filed herewith.
     **  - Previously filed with the original Form 10-Q.

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

                                         FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)



Date December 22, 1999                 /s/ Thomas G. Smith
     ---------------------           ----------------------------------------

                                       Thomas G. Smith, Senior Vice President
                                          and Chief Financial Officer

Date December 22, 1999                 /s/ Linda M. Kane
     ---------------------           ----------------------------------------

                                       Linda M. Kane, Vice President,
                                          Corporate Controller