Form 10-K
period 2000-01-31
FOREST CITY ENTERPRISES INC
filed 2000-04-25
CIK 38067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended           January 31, 2000
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ----------------------   ------------------------

                          Commission file number 1-4372

                          FOREST CITY ENTERPRISES, INC.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                          34-0863886
---------------------------------------     ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

   Terminal Tower  50 Public Square
   Suite 1100      Cleveland, Ohio                         44113
---------------------------------------     ------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       216-621-6060
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange on
       Title of each class                             which registered
--------------------------------------------------------------------------------
 Class A Common Stock ($.33 1/3 par value)         New York Stock Exchange
 Class B Common Stock ($.33 1/3 par value)         New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO  ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 1, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $352,905,871 and $85,244,009 for Class A and Class B common stock, respectively.

The number of shares of registrant's common stock outstanding on March 1, 2000 was 19,372,406 and 10,659,096 for Class A and Class B common stock, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2000 (1999 Annual Report to Shareholders) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 7, 2000 are incorporated by reference into Part III of this Form 10-K.

                          FOREST CITY ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K
                                JANUARY 31, 2000

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----

                                     PART I

Item 1.        Business                                                                      2
Item 2.        Properties                                                                    5
Item 3.        Legal Proceedings                                                             5
Item 4.        Submission of Matters to a Vote of Security Holders                           6
Item 4A.       Executive Officers of the Registrant                                          6

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters         8
Item 6.        Selected Financial Data                                                       8
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                           8
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                    8
Item 8.        Financial Statements and Supplementary Data                                  12
Item 9.        Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure                                                     12

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant                           13
Item 11.       Executive Compensation                                                       13
Item 12.       Security Ownership of Certain Beneficial Owners and Management               13
Item 13.       Certain Relationships and Related Transactions                               13

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K             14
               Signatures                                                                   25


                                     PART I

Item 1. Business
----------------

       Founded 80 years ago and publicly traded since 1960, Forest City Enterprises, Inc. (with its Subsidiaries, the "Company" or "Forest City") owns, develops, acquires and manages commercial and residential real estate projects in 21 states and the District of Columbia. At January 31, 2000, the Company had $3.8 billion in consolidated assets, of which approximately $3.4 billion was invested in real estate, at cost.

       The Company is organized into four principal business groups:

         * The Commercial Group, which develops, owns, acquires and operates shopping centers, office buildings and mixed-use projects including hotels.

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


Commercial Group
----------------

       The Company has developed retail projects for more than 50 years and office, mixed-use and hotel projects for more than 30 years. Today, the Commercial Group owns a diverse portfolio in both urban and suburban locations in 12 states. The Commercial Group targets densely populated locations where it uses its expertise to develop complex projects, often employing public/private partnerships. As of January 31, 2000, the Commercial Group owned interests in 69 completed projects, including 38 retail properties, 24 office properties and seven hotels.

       The Company opened its first strip shopping center in 1948, and its first enclosed regional mall in 1962. Since then, it has developed urban retail centers, entertainment based centers, community centers and power centers focused on "big box" retailing (collectively, "Specialty Retail Centers"), as well as regional malls. As of January 31, 2000, the Commercial Group's existing shopping center portfolio consisted of 13 regional malls with a total Gross Leasable Area (GLA) of 4.0 million square feet and 25 Specialty Retail Centers with a total GLA of 4.5 million square feet.

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

----------------------------

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

       At January 31, 2000, the Company's operating portfolio of office/mixed-use and hotel projects consists of 24 office buildings containing
7.2 million square feet, including mixed-use projects with an aggregate of 259,000 gross leasable square feet of retail space and seven hotels with 2,029 rooms.

       In its office development activities, Forest City is primarily a build-to-suit developer which works with tenants to meet their highly specialized requirements. The Company's office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and shopping centers or as part of a major office campus. As a result of this focus on new urban developments, 50% of the Company's office buildings were built within the last nine years and are concentrated in five urban developments located in Brooklyn, New York, Cleveland, Ohio, Cambridge, Massachusetts, Pittsburgh, Pennsylvania and San Jose, California.


Residential Group
-----------------

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

       At January 31, 2000, the Residential Group's operating portfolio consists of 32,596 units in 108 properties in which Forest City has an ownership interest, including 6,735 units of syndicated senior citizen subsidized housing in 40 buildings that the Company manages and in which it owns a residual interest.


Land Group
----------

       The Company has been in the land business since the 1930's. The Land Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. The Land Group projects attract national, regional and local builders. The Land Group develops raw land into master planned communities, mixed-use and other residential developments and currently owns more than 5,100 acres of undeveloped land for this purpose. The Company currently has land development projects in eight states.

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

----------------------------

Lumber Trading Group
--------------------

       The Company's original business was selling lumber to homebuilders. The Company expanded this business in 1969 through its acquisition of Forest City Trading Group, Inc., which is a lumber wholesaler to customers in all 50 states and all Canadian provinces. Through ten strategically located trading offices in the United States and Canada, employing over 350 traders, Forest City sold the equivalent of eight billion board feet of lumber in 1999, with a gross sales volume of nearly $3.7 billion, making the Company one of the largest lumber wholesalers in North America.

       The Lumber Trading Group currently has offices in six states and Vancouver, British Columbia. The Company opens offices in response to the changing demands of the lumber industry.

       The Lumber Trading Group's core business is supplying lumber for new home construction and to the repair and remodeling markets. Approximately 65% of the Lumber Trading Group's sales for 1999 involve back-to-back trades in which the Company brings together a buyer and seller for an immediate purchase and sale. The balance of transactions are trades in which the Company takes a short-term ownership position and is at risk for lumber market fluctuations. This risk, however, is reduced by the implementation of our lumber hedging strategy.

Competition
-----------

       The real estate industry is highly competitive in all major markets. With regard to the Commercial and Residential Groups, there are numerous other developers, managers and owners of commercial and residential real estate that compete with the Company nationally, regionally and/or locally in seeking management and leasing revenues, land for development, properties for acquisition and disposition and tenants for properties, some of whom may have greater financial resources than the Company. There can be no assurance that the Company will successfully compete for new projects or have the ability to react to competitive pressures on existing projects caused by factors such as declining occupancy rates or rental rates. In addition, tenants at the Company's retail properties face continued competition in attracting customers from retailers at other shopping centers, catalogue companies, warehouse stores, large discounters, outlet malls, the Internet, wholesale clubs and direct mail and telemarketers. The existence of competing developers, managers and owners and competition to the Company's tenants could have a material adverse effect on the Company's ability to lease space in its properties and on the rents charged or concessions granted, could materially and adversely affect the Company's results of operations and cash flows and could affect the realizable value of assets upon sale.

       With regard to the Lumber Trading Group, the lumber wholesaling business is highly competitive. Competitors in the lumber brokerage business include numerous brokers and in-house sales departments of lumber manufacturers, many of which are larger and have greater resources than the Company.

      Forest City was incorporated in Ohio in 1960 as a successor to a business started in 1921.


Number of Employees
-------------------

       The Company had 3,967 employees as of January 31, 2000, of which 3,072 were full-time and 895 were part-time.


Segments of Business
--------------------

        Financial information about industry segments required by this item is incorporated by reference to Note L "Segment Information" which appears on page 38 of the 1999 Annual Report to Shareholders.

Item 2. Properties
------------------

         The Corporate headquarters of Forest City Enterprises, Inc. is located in Cleveland, Ohio and is owned by the Company. Regional offices are located in New York, Los Angeles, Boston, Tucson, Washington, D. C., Denver and San Francisco. Forest City Trading Group, Inc. maintains its headquarters in Portland, Oregon with 13 administrative and sales offices and one processing plant located in 8 states and one sales office in Canada.

       The "Forest City Rental Properties Corporation Portfolio of Real Estate," presented on pages 22 through 25 of the 1999 Annual Report to Shareholders, lists the shopping centers, office buildings, hotels and apartments in which Forest City Rental Properties Corporation has an interest and is incorporated herein by reference.


Item 3. Legal Proceedings
-------------------------

       On September 21, 1999, a complaint was filed in state court in Los Angeles County against Forest City Enterprises, Inc., Forest City California Residential Development, Inc., and Forest City Residential West, Inc. Plaintiffs are 63 construction workers who claim to have been exposed to asbestos and mold and mildew while engaged in renovation work at a construction site in Washington ("the Washington claims"). Three of the plaintiffs also claim to have been exposed to lead paint and asbestos at a construction site in California ("the California claims"). Plaintiffs seek damages for unspecified personal injuries, lost income, and diminished earning capacity and also seek punitive and treble damages. Defendants filed a motion to dismiss or stay the Washington claims on the grounds that Washington was a more appropriate forum in which to hear these claims. On February 25, 2000, the Superior Court for the County of Los Angeles granted defendants' motion and severed the Washington claims from the California claims and stayed the Washington claims so that they can be tried in Washington, which the Court found to be the more appropriate forum. The Company will continue the defense of the California claims in the State of California court system.

       An action was filed in August 1997 against Forest City Trading Group, Inc. (a wholly-owned subsidiary of the Company) and 10 of its subsidiaries, all of which are in the business of trading lumber. The complaint alleged improper calculation and underpayment of commissions and other related claims. On September 11, 1998 Plaintiffs filed a Motion for Class Certification. On December 8, 1998 the court posted an order denying class certification. On April 5, 1999 the original four Plaintiffs filed a notice of dismissal of this lawsuit without prejudice in state court. On April 16, 1999, the case was re-filed in Federal court against Forest City Trading Group, Inc. and four of its subsidiaries. On November 30, 1999, the U.S. District Court for the District of Oregon dismissed the federal claims with prejudice and the state law claims without prejudice. The time to appeal has expired. There will be no further report on this case if no new developments take place.

       The Company, through its subsidiaries, owns a 14.6% interest in the Seven Hills housing development located in Henderson, Nevada, which is owned by the Silver Canyon Partnership ("Silver Canyon") and is being developed next to a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and other entities, including the Company. In addition, separate lawsuits were filed by some of the production home-building companies at Seven Hills against some of the same parties, including the Company. Each of these lawsuits sought a commitment for public play on the golf course, as well as damages and, in October 1998, the court granted play rights. In February 1999, the owner of the golf course filed a cross-claim against the Silver Canyon Partnership and the Company. Silver Canyon has since settled with the Plaintiff homeowners and with certain of Silver Canyon's insurance carriers and the Company has been released. In addition, Silver Canyon has reached settlement agreements with the owner of the golf course and with one of the production home builders which are expected to be executed in the near future. These settlements include a release of the Company. The Company was dismissed as a defendant in the other two lawsuits filed by the production builders, and subsequent to the dismissal of the Company, Silver Canyon reached settlement in principle in connection with one of the production home builder lawsuits. The remaining lawsuit is set for trial in June 2000 against Silver Canyon. Silver Canyon believes it has meritorious defenses and intends to vigorously defend the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter.



Item 4 (A). Executive Officers of the Registrant
------------------------------------------------

       The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2000.

       The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 7, 2000.

                                                                                      Date
Name and Position(s) Held                                                           Appointed            Age
-------------------------                                                           ---------            ---

Albert B. Ratner
Co-Chairman of the Board of Directors of the Company since June 1995, Vice
Chairman of the Board of the Company from June 1993 to June 1995, Chief
Executive Officer prior to July 1995 and President prior to July 1993.               6-13-95              72

Samuel H. Miller
Co-Chairman of the Board of Directors of the Company since June 1995, Chairman of the Board of the Company from June 1993 to June 1995 and Vice Chairman of the
Board, Chief Operating Officer of the Company prior to June 1993,
Treasurer of the Company since December 1992.                                        6-13-95              78

Charles A. Ratner
President of the Company since June 1993, Chief Executive Officer of the Company since June 1995, Chief Operating Officer from June 1993 to June 1995 and
Executive Vice President prior to June 1993, Director.                               6-13-95              58

James A. Ratner
Executive Vice President, Director, Officer of various subsidiary corporations.
                                                                                     3-09-88              55

Ronald A. Ratner
Executive Vice President, Director, Officer of various subsidiary corporations.      3-09-88              53


Thomas G. Smith
Senior Vice President, Chief Financial Officer, Secretary, Officer of various
subsidiary corporations.                                                             9-03-85              59

William M. Warren
Senior Vice President, General Counsel and Assistant Secretary.                      5-16-72              71

-------------------------------------------------------------

                                                                                       Date
Name and Position(s) Held                                                           Appointed            Age
-------------------------                                                           ---------            ---

Brian J. Ratner
Senior Vice President--East Coast Development since January 1997, Vice
President--Urban Entertainment from June 1995 to December 1996, Vice President
from May 1994 to June 1995 and an officer of various subsidiaries.                   1-01-97              42

Linda M. Kane
Vice President and Corporate Controller since April 1995, Asset
Manager--Commercial Group from July 1992 to April 1995 and Financial
Manager--Residential Group from October 1990 to July 1992.                           4-01-95              42



Note: Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Albert B. Ratner is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner and Ronald A. Ratner.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

       Information required by this item is incorporated by reference to "Quarterly Consolidated Financial Data (Unaudited)" which appears on page 44 of the 1999 Annual Report to Shareholders.


Item 6. Selected Financial Data
-------------------------------

       The information required by this item is incorporated by reference to "Selected Financial Data" on page 26 of the 1999 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

         The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 45 through 53 of the 1999 Annual Report to Shareholders.


Item 7 (A). Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------

       The Company's primary market risk exposure is interest rate risk. At January 31, 2000, the Company had approximately $915,000,000 of variable-rate debt outstanding. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

        To reduce the effects of significant increases in interest rates on the interest (expense) payable with respect to the Company's variable-rate debt, the Company makes use of interest rate exchange agreements, including interest rate caps and swaps, to manage interest rate risk. The Company had purchased London Interbank Offered Rate ("LIBOR") interest rate caps as follows.


Strike                                                             Principal
 Rate                            Period                           Outstanding
-----                      ------------------                    -------------
                                                                 (in thousands)
6.50%                      02/01/00 - 01/31/01                      $584,330
6.50%                      02/01/01 - 07/31/01                       315,358
7.00%                      08/01/01 - 01/31/02                       297,158
7.00%                      02/01/01 - 01/31/02                       257,351
6.75%                      09/01/00 - 08/31/03                        79,929
8.00%*                     06/01/01 - 06/01/04                         8,960
8.00%*                     11/01/01 - 10/31/04                       115,460
8.00%*                     08/01/02 - 07/31/05                        21,700
8.00%*                     02/01/03 - 01/31/06                       133,900

     * Three-year 8.00% LIBOR caps were purchased in February and March 2000.

Item 7 (A). Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------------------
            (continued)
            -----------

       The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. To offset the effect of upward fluctuations in future interest rates, the Company has purchased Treasury Options as follows:

Strike Rate      Term             Exercise Date            Notional
-----------      ----             -------------            --------
                (years)                                  (in thousands)

6.76%             10               11/01/00                 $45,700
7.00%             10               02/01/01                  33,180
6.00%             10               04/10/01                  41,252
7.00%*            10               05/01/01                  38,920
6.00%             10               08/10/01                  38,677
7.00%*            10               11/01/01                   9,030
7.00%*            10               08/01/02                  98,760
7.00%              5               08/01/01                  43,010


          * Ten-year 7.00% Treasury Options were purchased in February 2000.

These options protect the Company from increases in Treasury Rates above the strike price through the exercise date outlined in the table.

       At January 31, 2000, the Company had $167,000,000 outstanding under its $225,000,000 revolving credit facility, which bears interest at LIBOR plus 2% or 1/4% above prime. The Company has purchased a 6.50% LIBOR interest rate cap for 2000 and an average 6.75% LIBOR interest rate cap for 2001 at notional amounts of $100,620,000 and $83,280,000, respectively.

       At January 31, 2000, the Company estimated that a 100 basis point decrease in market interest rates would have changed the fair value of fixed-rate debt at that date of $1,555,987,000 to a liability of approximately $1,654,475,000. The sensitivity to changes in interest rates of the Company's fixed-rate debt was determined with a valuation model based upon changes that measure the net present value of such obligation which arise from the hypothetical estimate as discussed above. The Company intends to monitor and manage interest costs on its variable-rate debt portfolio and may enter into swap positions based on market fluctuations.

       The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates.




                                                          EXPECTED MATURITY DATE
                                     --------------------------------------------------------------------
       LONG-TERM DEBT                      2000              2001             2002              2003
----------------------------------   --------------    --------------    --------------    --------------
FIXED:
    Fixed rate debt (1)                  67,930,592        81,160,031        44,400,735        86,509,644
    Weighted average interest rate             8.11%             8.25%             7.51%             8.24%

    UDAG (1)                              1,049,610        10,481,224           541,722           163,085
    Weighted average interest rate             0.35%             7.99%             7.73%             2.78%

    Senior notes                               --                --                --                --
    Weighted average interest rate
                                     --------------    --------------    --------------    --------------


Total Fixed Rate Debt                    68,980,202        91,641,255        44,942,457        86,672,729
                                     --------------    --------------    --------------    --------------

VARIABLE:
    Variable rate debt (1) (2)          347,609,980        34,141,905       119,367,166        68,992,986
    Weighted average interest rate

    Tax Exempt (1)                       55,570,001        32,208,500              --                --
    Weighted average interest rate

    Revolving Credit Facility                  --         167,000,000              --                --
    Weighted average interest rate
                                     --------------    --------------    --------------    --------------


Total Variable Rate Debt                403,179,981       233,350,405       119,367,166        68,992,986
                                     --------------    --------------    --------------    --------------

TOTAL LONG-TERM DEBT                 $  472,160,183    $  324,991,660    $  164,309,623    $  155,665,715
                                     ==============    ==============    ==============    ==============




                                                          EXPECTED MATURITY DATE
                                           --------------------------------------------------------------
                                                                              TOTAL           FAIR MARKET
                                                                           OUTSTANDING           VALUE
       LONG-TERM DEBT                      2004          THEREAFTER          1/31/00            1/31/00
                                     --------------    --------------    --------------    --------------

FIXED:
    Fixed rate debt (1)                  53,424,682     1,231,194,549     1,564,620,233     1,333,084,420
    Weighted average interest rate             7.40%             7.40%             7.52%

    UDAG (1)                                334,290        57,288,853        69,858,784        39,902,100
    Weighted average interest rate             1.45%             1.58%             2.57%

    Senior notes                               --         200,000,000       200,000,000       183,000,000
    Weighted average interest rate                               8.50%             8.50%
                                     --------------    --------------    --------------    --------------


Total Fixed Rate Debt                    53,758,972     1,488,483,402     1,834,479,017     1,555,986,520
                                     --------------    --------------    --------------    --------------

VARIABLE:
    Variable rate debt (1) (2)           17,646,808         7,685,100       595,443,945       595,443,945
    Weighted average interest rate                                                 7.72%

    Tax Exempt (1)                             --          64,679,000       152,457,501       152,457,501
    Weighted average interest rate                                                 4.10%

    Revolving Credit Facility                  --                --         167,000,000       167,000,000
    Weighted average interest rate                                                 7.88%
                                     --------------    --------------    --------------    --------------


Total Variable Rate Debt                 17,646,808        72,364,100       914,901,446       914,901,446
                                     --------------    --------------    --------------    --------------

TOTAL LONG-TERM DEBT                 $   71,405,780    $1,560,847,502    $2,749,380,463    $2,470,887,966
                                     ==============    ==============    ==============    ==============



         (1) Represents nonrecourse debt.
         (2) As of January 31, 2000, $198,792,000 of variable-rate debt has been hedged via
               LIBOR-based swaps that have a remaining average life of 0.97 years.




                                                          EXPECTED MATURITY DATE
                                     --------------------------------------------------------------------


     Long-Term Debt                       1999              2000              2001              2002
----------------------------------   --------------    --------------    --------------    --------------

FIXED:
    Fixed rate debt (1)                 161,922,344        93,540,672        82,559,907        55,709,175
    Weighted average interest rate             7.60%             8.10%             8.27%             7.66%

    UDAG (1)                                 49,561         1,033,055        10,481,224           541,722
    Weighted average interest rate             6.96%             0.35%             7.99%             7.73%

    Senior notes                               --                --                --                --
    Weighted average interest rate
                                     --------------    --------------    --------------    --------------


Total Fixed Rate Debt                   161,971,905        94,573,727        93,041,131        56,250,897
                                     --------------    --------------    --------------    --------------

VARIABLE:
    Variable rate debt (1) (2)           86,303,633       121,648,500        17,302,492        89,540,811
    Weighted average interest rate

    Tax Exempt (1)                        1,175,000        55,980,001        32,156,689              --
    Weighted average interest rate

    Revolving Credit Facility                  --         105,000,000              --                --
    Weighted average interest rate
                                     --------------    --------------    --------------    --------------


Total Variable Rate Debt                 87,478,633       282,628,501        49,459,181        89,540,811
                                     --------------    --------------    --------------    --------------

TOTAL LONG-TERM DEBT                 $  249,450,538    $  377,202,228    $  142,500,312    $  145,791,708
                                     ==============    ==============    ==============    ==============







                                                          EXPECTED MATURITY DATE
                                     --------------------------------------------------------------------
                                                                             Total          Fair Market
                                                                          Outstanding          Value
     Long-Term Debt                       2003            Thereafter        1/31/99           1/31/99
----------------------------------   --------------    --------------    --------------    --------------
FIXED:
    Fixed rate debt (1)                  85,395,730     1,096,603,124     1,575,730,952     1,590,449,430
    Weighted average interest rate             8.32%             7.44%             7.59%

    UDAG (1)                                163,085        57,489,122        69,757,769        44,871,490
    Weighted average interest rate             2.78%             1.57%             2.57%

    Senior notes                               --         200,000,000       200,000,000       201,000,000
    Weighted average interest rate                               8.50%             8.50%
                                     --------------    --------------    --------------    --------------


Total Fixed Rate Debt                    85,558,815     1,354,092,246     1,845,488,721     1,836,320,920
                                     --------------    --------------    --------------    --------------

VARIABLE:
    Variable rate debt (1) (2)           33,814,478        25,354,127       373,964,041       373,964,041
    Weighted average interest rate                                                 7.09%

    Tax Exempt (1)                             --          65,107,999       154,419,689       154,419,689
    Weighted average interest rate                                                 3.66%

    Revolving Credit Facility                  --                --         105,000,000       105,000,000
    Weighted average interest rate                                                 7.13%
                                     --------------    --------------    --------------    --------------


Total Variable Rate Debt                 33,814,478        90,462,126       633,383,730       633,383,730
                                     --------------    --------------    --------------    --------------

TOTAL LONG-TERM DEBT                 $  119,373,293    $1,444,554,372    $2,478,872,451    $2,469,704,650
                                     ==============    ==============    ==============    ==============



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


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

       The financial statements and supplementary data required by this item are incorporated by reference to "Report of Independent Accountants," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Quarterly Consolidated Financial Data (Unaudited)" located on pages 27 through 44 of the 1999 Annual Report to Shareholders.

        Financial Statement Schedule II, "Valuation and Qualifying Accounts" and
Schedule III, "Real Estate and Accumulated Depreciation" are included in Part IV, Item 14(d).


Item 9. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

       None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     (a) Identification of Directors is contained in a definitive proxy statement which the registrant anticipates will be filed by April 28, 2000 and is incorporated herein by reference.

     (b) Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in
           Part I of this Form 10-K.

     (c) The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the registrant anticipates will be filed by April 28, 2000 and is incorporated herein by reference.


Item 11. Executive Compensation; Item 12. Security Ownership of Certain
-----------------------------------------------------------------------
Beneficial Owners and Management; and Item 13. Certain Relationships and Related
--------------------------------------------------------------------------------
Transactions
------------

          Information required under these sections is contained in a definitive proxy statement which the registrant anticipates will be filed by April 28, 2000 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

         (a) List of documents filed as part of this report.

               1. The following financial statements and supplementary data included in the 1999 Annual Report to Shareholders are incorporated by reference in Part II, Item 8.

                    Report of Independent Accountants
                    Consolidated Balance Sheets - January 31, 2000 and 1999 Consolidated Statements of Earnings for the three years ended January 31, 2000
                    Consolidated Statements of Shareholders' Equity for the three years ended January 31, 2000
                    Consolidated Statements of Cash Flows for the three years ended January 31, 2000
                    Notes to Consolidated Financial Statements
                    Quarterly Consolidated Financial Data (Unaudited)

                    Individual financial statements of 50% or less owned persons accounted for by the equity method have been omitted because such 50% or less owned persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

               2. Financial statement schedules required by Part II, Item 8 are included in Part IV, Item 14(d):


                                                                               Page No.
                    Schedule II - Valuation and Qualifying Accounts for the
                     years ended January 31, 2000, 1999 and 1998                  22

                    Schedule III - Real Estate and Accumulated Depreciation at
                     January 31, 2000 with reconciliations for the years
                     ended January 31, 2000, 1999 and 1998                        23-24

                  The report of the independent accountants with respect to the above listed financial statement schedules appears on page 21.

               Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

               3.     Exhibits  - see (c) below.

         (b) Reports on Form 8-K filed during the three months ended January 31, 2000:
             None.

         (c) Exhibits.

            Exhibit
            Number                      Description of Document
            ------                      -----------------------

            3.1    -   Amended Articles of Incorporation adopted as of October
                       11, 1983, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31,
                       1983 (File No. 1-4372).


            3.2    -   Code of Regulations as amended June 14, 1994,
                       incorporated by reference to Exhibit 3.2 to the Company's
                       Form 10-K for the fiscal year ended January 31, 1997
                       (File No.1-4372).

            Exhibit
            Number                      Description of Document
            ------                      -----------------------

            3.3    -   Certificate of Amendment by Shareholders to the
                       Articles of Incorporation of Forest City Enterprises,
                       Inc. dated June 24, 1997, incorporated by reference to
                       Exhibit 4.14 to the Company's Registration Statement on
                       Form S-3 (Registration No. 333-41437).

            3.4    -   Certificate of Amendment by Shareholders to the
                       Articles of Incorporation of Forest City Enterprises,
                       Inc. dated June 16, 1998, incorporated by reference to
                       Exhibit 4.3 to the Company's Registration Statement on
                       Form S-8 (Registration No. 333-61925).

            4.1    -   Form of Senior Subordinated Indenture between the
                       Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company's
                       Registration Statement on Form S-3 (Registration No.
                       333-22695).

            4.2    -   Form of Junior Subordinated Indenture between the
                       Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company's
                       Registration Statement on Form S-3 (Registration No.
                       333-22695).

            4.3    -   Form of Senior Subordinated Indenture between the
                       Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company's Registration Statement on Form S-3
                       (Registration No. 333-41437).

            10.1   -   Credit Agreement, dated as of December 10, 1997, by and
                       among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                       10.38 to the Company's Form 10-Q for the quarter ended
                       October 31, 1997 (File No. 1-4372)

            10.2   -   Guaranty of Payment of Debt, dated as of December 10,
                       1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                       10.39 the Company's Form 10-Q for the quarter ended
                       October 31, 1997 (File No. 1-4372)

            10.3   -   First Amendment to Credit Agreement, dated as of
                       January 20, 1998, by and among Forest City Rental
                       Properties Corporation, the banks named therein, KeyBank
                       National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.19 to the Company's Registration
                       Statement on Form S-3 (File No. 333-41437).

            10.4   -   First Amendment to Guaranty of Payment of Debt, dated as
                       of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                       4.20 to the Company's Registration Statement on Form S-3
                       (File No. 333-41437).

            10.5   -   Letter Agreement, dated as of February 25, 1998, by and
                       among Forest City Enterprises, Inc., Forest City Rental
                       Properties Corporation, the banks named therein, KeyBank
                       National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.21 to the Company's Registration
                       Statement on Form S-3 (File No. 333-41437).

            Exhibit
            Number                        Description of Document
            ------                        -----------------------


            10.6   -   Second Amendment to Credit Agreement, dated as of March
                       6, 1998, by and among Forest City Rental Properties
                       Corporation, the banks named therein, KeyBank National
                       Association, as administrative agent, and National City
                       Bank, as syndication agent, incorporated by reference to
                       Exhibit 10.1 to the Company's Form 8-K, dated March 6,
                       1998 (File No. 1-4372).

            10.7   -   Second Amendment to Guaranty of Payment of Debt, dated
                       as of March 6, 1998, by and among Forest City
                       Enterprises, Inc., the banks named therein, KeyBank
                       National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, dated March 6, 1998 (File No. 1-4372).

            10.8   -   Stock Purchase Agreement, dated May 7, 1997, between
                       Forest City Enterprises, Inc. and Richard Miller, Aaron
                       Miller and Gabrielle Miller, incorporated by reference to
                       Exhibit 10.34 to the Company's Form 10-Q for the quarter ended April 30, 1997 (File No. 1-4372).

            10.9   -   Letter Agreement, dated August 14, 1997, adjusting the
                       interest rate in the Stock Purchase Agreement, dated May
                       7, 1997, between Forest City Enterprises, Inc. and
                       Richard Miller, Aaron Miller and Gabrielle Miller, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1997
                       (File No. 1-4372).

            10.10  -   Supplemental Unfunded Deferred Compensation Plan for
                       Executives, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.11  -   Deferred Compensation Agreement between Forest City
                       Enterprises, Inc. and Thomas G. Smith, dated December 27,
                       1995, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended January 31, 1997
                       (File No. 1-4372).

            10.12  -   1994 Stock Option Plan, including forms of Incentive
                       Stock Option Agreement and Nonqualified Stock Option
                       Agreement, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.13  -   Employment Agreement entered into on April 6, 1998,
                       effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit
                       10.16 to the Form 10-K for the year ended January 31, 1998 (File No.1-4372).

            10.14  -   First Amendment to Employment Agreement (dated April 6,
                       1998) entered into as of April 24, 1998 by the Company and Charles A. Ratner, incorporated by reference to
                       Exhibit 10.17 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

            10.15  -   Employment Agreement entered into on April 6, 1998,
                       effective as of February 1, 1997, by the Company and James A. Ratner, incorporated by reference to Exhibit
                       10.19 to the Company's Form 10-K for the year ended
                       January 31, 1998 (File No. 1-4372).

            10.16  -   Employment Agreement entered into on April 6, 1998,
                       effective as of February 1, 1997, by the Company and Ronald A. Ratner, incorporated by reference to exhibit
                       10.20 to the Company's Form 10-K for the year ended
                       January 31, 1998 (File No. 1-4372).

            Exhibit
            Number                    Description of Document
            ------                    -----------------------

            10.17  -   Split Dollar Insurance Agreement and Assignment of Life
                       Insurance Policy as Collateral between Deborah Ratner
                       Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26,
                       1996, incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1997
                       (File No. 1-4372).

            10.18  -   Split Dollar Insurance Agreement and Assignment of Life
                       Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended January 31, 1997
                       (File No. 1-4372).

            10.19  -   Letter Supplement to Split Dollar Insurance Agreement
                       and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises,
                       Inc., insuring the lives of Albert Ratner and Audrey
                       Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.20  -   Letter Supplement to Split Dollar Insurance Agreement
                       and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City
                       Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.21  -   Split Dollar Insurance Agreement and Assignment of Life
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

            10.22  -   Split Dollar Insurance Agreement and Assignment of Life
                       Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989
                       Irrevocable Trust Agreement and Forest City Enterprises,
                       Inc., insuring the life of Charles Ratner, dated October
                       24, 1996, incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.23  -   Split Dollar Insurance Agreement and Assignment of Life
                       Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988
                       Grandchildren's Trust Agreement and Forest City
                       Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                       Exhibit 10.25 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.24  -   Split Dollar Insurance Agreement and Assignment of Life
                       Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988
                       Grandchildren's Trust Agreement and Forest City
                       Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                       Exhibit 10.26 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.25  -   Split Dollar Insurance Agreement and Assignment of Life
                       Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988
                       Grandchildren's Trust Agreement and Forest City
                       Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                       Exhibit 10.27 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            Exhibit
            Number                     Description of Document
            ------                     -----------------------

            10.26  -   Split Dollar Insurance Agreement and Assignment of Life
                       Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988
                       Grandchildren's Trust Agreement and Forest City
                       Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                       Exhibit 10.28 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.27  -   Split Dollar Insurance Agreement and Assignment of Life
                       Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989
                       Irrevocable Trust Agreement and Forest City Enterprises,
                       Inc., insuring the life of Charles Ratner, dated October
                       24, 1996, incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.28  -   Split Dollar Insurance Agreement and Assignment of Life
                       Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989
                       Irrevocable Trust Agreement and Forest City Enterprises,
                       Inc., insuring the life of Charles Ratner, dated October
                       24, 1996, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.29  -   Split Dollar Insurance Agreement and Assignment of Life
                       Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989
                       Irrevocable Trust Agreement and Forest City Enterprises,
                       Inc., insuring the life of Charles Ratner, dated October
                       24, 1996, incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

            10.30  -   Letter Supplement to Split Dollar Insurance Agreement
                       and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and
                       Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2,
                       1996, incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended January 31, 1997
                       (File No. 1-4372).

            10.31  -   First Amendment to the 1994 Stock Option Plan dated as
                       of June 9, 1998, incorporated by reference to Exhibit 4.7
                       to the Company's Registration Statement on Form S-8
                       (Registration No. 333-61925).

            10.32  -   First Amendment to the forms of Incentive Stock Option
                       Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company's
                       Registration Statement on Form S-8 (Registration
                       No.333-61925).

            10.33  -   Amended and Restated form of Stock Option Agreement,
                       effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

            10.34  -   Third Amendment to Credit Agreement, dated as of
                       January 29, 1999, by and among Forest City Rental
                       Properties Corporation, the banks named therein, KeyBank
                       National Association, as administrative agent, and National City Bank, as syndication agent incorporation by reference to Exhibit 20.1 to the Company's Form 8-K, dated January 29, 1999 (File No. 1-4372).

             Exhibit
             Number                       Description of Document
             ------                       -----------------------

            10.35  -   Third Amendment to Guaranty of Payment of Debt, dated
                       as of January 29, 1999, by and among Forest City
                       Enterprises, Inc., the banks named therein, KeyBank
                       National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated January 29, 1999 (File No. 1-4372).

            10.36  -   Subordination Agreement, dated as of January 29, 1999, by
                       and among Forest City Enterprises, Inc., St. Paul Fire and Marine Insurance Company, St. Paul Mercury Insurance
                       Company, St. Paul Guardian Insurance Company, Seaboard
                       Surety Company, Economy Fire & Casualty Company, Asset
                       Guaranty Insurance Company, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                       20.3 to the Company's Form 8-K, dated January 29, 1999
                       (File No. 1-4372).

            10.37  -   Dividend Reinvestment and Stock Purchase Plan,
                       incorporated by reference to Exhibit 10.42 to the Company's Form 10-K for the year ended January 31, 1999
                       (File No. 1-4372).

            10.38  -   Deferred Compensation Plan for Executives, effective as
                       of January 1, 1999, incorporated by reference to Exhibit
                       10.43 to the Company's Form 10-K for the year ended
                       January 31, 1999 (File No. 1-4372).

            10.39  -   Deferred Compensation Plan for Nonemployee Directors,
                       effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

            10.40  -   Amended and Restated Credit Agreement, dated as of June
                       25, 1999, by and among Forest City Rental Properties
                       Corporation, the banks named therein, KeyBank National
                       Association, as administrative agent, and National City
                       Bank, as syndication agent, incorporated by reference to
                       Exhibit 20.1 to the Company's Form 8-K, dated June 25,
                       1999 (File No. 1-4372).

            10.41  -   Amended and Restated Guaranty of Payment of Debt, dated
                       as of June 25, 1999, by and among Forest City
                       Enterprises, Inc., the banks named therein, KeyBank
                       National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated June 25, 1999 (File No. 1-4372).

            10.42  -   Employment Agreement entered into on May 31, 1999,
                       effective January 1, 1999, by the Company and Albert B.
                       Ratner, incorporated by reference to Exhibit 10.47 to the Company's Form 10-Q for the quarter ended July 31,1999.
                       (File No. 1-4372).

            10.43  -   Employment Agreement entered into on May 31, 1999,
                       effective January 1, 1999, by the Company and Samuel H.
                       Miller, incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the quarter ended July 31, 1999.
                       (File No. 1-4372).

            10.44  -   Agreement (re death benefits) entered into on May 31,
                       1999, by the Company and Thomas G. Smith, incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

           *10.45  -   First Amendment to Employment Agreement effective
                       as of February 28, 2000 between Forest City Enterprises,
                       Inc. and Albert B. Ratner.

            Exhibit
            Number                        Description of Document
            ------                        -----------------------

            *10.46  -  First Amendment to Employment Agreement entered into February 28, 2000 by and between Forest City Enterprises, Inc. and Ronald A.Ratner.

            *10.47  -  First Amendment to Employment Agreement entered into February 28, 2000 by and between Forest City Enterprises, Inc. and James A.Ratner.

            *10.48  -  Second Amendment to Employment Agreement entered into February 28, 2000 by and between Forest City Enterprises, Inc. and Charles A.Ratner.

            *13    -   1999 Annual Report to Shareholders.

            *21    -   Subsidiaries of the Registrant.

            *23    -   Consent of PricewaterhouseCoopers LLP regarding
                       Forms S-3 (Registration No. 333-22695 and 333-41437) and
                       Forms S-8 (Registration No. 33-65054, 33-65058 and
                       333-61925).

            *24    -   Powers of attorney.

            *27    -   Financial Data Schedule.


----------

            *      -   Filed herewith.

                      Report of Independent Accountants on
                          Financial Statement Schedules

To the Shareholders and the Board of Directors
Of Forest City Enterprises, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 11, 2000 appearing on page 27 of the 1999 Annual Report to Shareholders of Forest City Enterprises, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 11, 2000

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                  Additions
                                           Balance at            Charged to                             Balance at
                                           Beginning              Costs and                               End of
Description                                of Period              Expenses            Deductions          Period
-----------                                ---------              --------            ----------          ------
                                                                (in thousands)


Allowance for
  doubtful accounts

  Year Ended January 31, 2000               $ 7,488               $ 2,958               $ 1,913(A)        $ 8,533
                                            -------               -------               -------           -------


  Year Ended January 31, 1999               $ 8,169               $ 4,017               $ 4,698(A)        $ 7,488
                                            -------               -------               -------           -------

  Year Ended January 31, 1998               $ 4,994               $ 4,794               $ 1,619(A)        $ 8,169
                                            -------               -------               -------           -------

(A) Uncollectible accounts written off.

Reserve for
  Project write-off's

Year Ended January 31, 2000                 $11,842               $ 8,977(B)            $13,579(C)        $ 7,240
                                            -------               ----------            -------           -------

Year Ended January 31, 1999                 $ 9,551               $ 2,291(B)            $     0           $11,842
                                            -------               ----------            -------           -------

Year Ended January 31, 1998                 $ 9,491               $    60(B)            $     0           $ 9,551
                                            -------               ----------            -------           -------


(B) Additions charged to costs and expenses were recorded net of abandoned development projects written off of $7,477, $7,305 and $6,774 for the years ended January 31, 2000, 1999 and 1998, respectively.

(C) Included in this amount is $6,102 of allowances related to property sold and Land Group investments.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                              Gross amount at
                                                                                               which carried
                                              Initial cost       Cost capitalized                at close of
                                               to Company           subsequent                 January 31, 2000
                              Amount of   ---------------------   to acquisition     ---------------------------------
                             Encumbrance           Buildings    ------------------             Buildings
                            At January 31,             and                   Carrying              and
Description of Property         2000       Land    Improvements Improvements  costs    Land   Improvements    Total
-----------------------     ------------- ------   ------------ ------------  -----  -------- ------------  ----------
                                            (A)         (A)         (A)        (A)      (B)        (B)        (A) (B)
                                                                                             (in thousands)
Apartments:
  Miscellaneous investments    $  525,759 $ 59,341  $ 477,797   $  65,869 $ 41,618  $ 69,985  $  574,640    $  644,625

Shopping Centers:
   Miscellaneous investment       877,317   77,947    781,850     195,576   57,792   100,845   1,012,320     1,113,165

Office Buildings:
 Miscellaneous investments        834,692   13,598    866,861     146,779   85,285    22,664   1,089,859     1,112,523

Leasehold improvements and
 other equipment:
  Miscellaneous investments             -        -     24,577           -        -         -      24,577        24,577

Under Construction:
  Miscellaneous investments       118,287   61,297    417,469           -        -    61,297     417,469       478,766

Undeveloped Land:
  Miscellaneous investments        26,325   52,852          -           -        -    52,852           -        52,852
                               ---------- -------- ----------    -------- --------  --------  ----------   -----------

     Total                     $2,382,380 $265,035 $2,568,554    $408,224 $184,695  $307,643  $3,118,865   $ 3,426,508
                               ========== ======== ==========    ======== ========  ========  ==========   ===========


                                                                      Range of lives
                                                                       (in years) on
                                                                   which depreciation in
                               Accumulated                             latest income
                              depreciation                         statement is computed
                             at January 31,  Date of       Date    ---------------------
Description of Property         2000      construction  acquired   Bldg    Improvements
                             ------------ ------------  --------   ----    -------------
                               (C)

Apartments:
  Miscellaneous investments  $  137,789    Various          -      Various    Various

Shopping Centers:
   Miscellaneous investment     172,153    Various          -      Various    Various

Office Buildings:
 Miscellaneous investments      222,665    Various          -      Various    Various

Leasehold improvements and
 other equipment:
  Miscellaneous investments      14,872          -       Various   Various    Various

Under Construction:
  Miscellaneous investments          -

Undeveloped Land:
  Miscellaneous investments          -
                             ---------

     Total                   $ 547,479
                             =========


(A) The aggregate cost at January 31, 2000 for federal income tax purposes was $3,202,022. For (B) and (C) refer to the following page:

                                   (Continued)

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                                                                                    For the Years Ended January 31,
                                                                             2000                  1999                  1998
                                                                         -----------           -----------           -----------
                                                                                             (in thousands)

(B) Reconciliations of total real estate carrying value are as follows:

     Balance at beginning of period                                      $ 3,087,498           $ 2,704,560           $ 2,520,179

       Additions during period -
           Improvements                                                      405,269               327,471               205,051
           Other acquisitions                                                      -               156,879                90,438

                                                                         -----------           -----------           -----------
                                                                             405,269               484,350               295,489
                                                                         -----------           -----------           -----------

       Deductions during period -
           Cost of real estate sold                                          (66,259)             (101,412)             (111,108)
                                                                         -----------           -----------           -----------

     Balance at end of period                                            $ 3,426,508           $ 3,087,498           $ 2,704,560
                                                                         ===========           ===========           ===========



(C) Reconciliations of accumulated depreciation are as follows:

     Balance at beginning of period                                      $   491,293           $   448,634           $   399,830

       Additions during period -
           Charged to profit or loss                                          70,615                61,908                56,923

       Deductions during period -
           Retirement and sales                                              (14,429)              (19,249)               (8,119)
                                                                         -----------           -----------           -----------

     Balance at end of period                                            $   547,479           $   491,293           $   448,634
                                                                         ===========           ===========           ===========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FOREST CITY ENTERPRISES, INC.
                                          -----------------------------
                                                     (Registrant)

DATE:  April 25, 2000                     BY: /s/ Charles A. Ratner
       -----------------                     ----------------------------------
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

                 Signature                                   Title                                   Date
                 ---------                                   -----                                   ----

                    *                       Co-Chairman of the Board and Director                April 25, 2000
----------------------------------------
(Albert B. Ratner)

                    *                       Co-Chairman of the Board, Treasurer                  April 25, 2000
----------------------------------------    and Director
(Samuel H. Miller)

/s/ Charles A. Ratner                       President, Chief Executive Officer                   April 25, 2000
-----------------------------------------   and Director (Principal Executive Officer)
(Charles A. Ratner)
                                            Senior Vice President, Chief                         April 25, 2000
/s/ Thomas G. Smith                         Financial Officer and Secretary
-----------------------------------------   (Principal Financial Officer)
(Thomas G. Smith)

/s/ Linda M. Kane                           Vice President and Corporate Controller              April 25, 2000
------------------------------------------  (Principal Accounting Officer)
(Linda M. Kane)

                    *                       Executive Vice President and Director                April 25, 2000
-----------------------------------------
(James A. Ratner)


                    *                       Executive Vice President and Director                April 25, 2000
----------------------------------------
(Ronald A. Ratner)


                    *                       Senior Vice President and Director                   April 25, 2000
----------------------------------------
(Brian J. Ratner)

                    *                       Director                                             April 25, 2000
----------------------------------------
(Deborah Ratner Salzberg)

    Signature                                                  Title                                Date
    ---------                                                  -----                                ----

                     *                                       Director                           April 25, 2000
----------------------------------------
(Michael P. Esposito, Jr.)

                     *                                       Director                           April 25, 2000
----------------------------------------
(Scott S. Cowen)

                     *                                       Director                           April 25, 2000
----------------------------------------
(Jerry V. Jarrett)

                     *                                       Director                           April 25, 2000
----------------------------------------
(Joan K. Shafran)


                     *                                       Director                           April 25, 2000
----------------------------------------
(Louis Stokes)

                     *                                       Director                           April 25, 2000
----------------------------------------
(Stan Ross)

The Registrant plans to furnish security holders a copy of the Annual Report and Proxy material by May 5, 2000.

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

By: /s/ Charles A. Ratner                                    April  25,  2000
----------------------------------------------------
 (Charles A. Ratner, Attorney-in-Fact)

                                  EXHIBIT INDEX
                                  -------------

          Exhibit
           Number                      Description of Document
           ------                      -----------------------


           3.1   -    Amended Articles of Incorporation adopted as of October
                      11, 1983, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983
                      (File No. 1-4372).

           3.2   -    Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

           3.3   -    Certificate of Amendment by Shareholders to the Articles
                      of Incorporation of Forest City Enterprises, Inc. dated
                      June 24, 1997, incorporated by reference to Exhibit 4.14
                      to the Company's Registration Statement on Form S-3
                      (Registration No. 333-41437).

           3.4   -    Certificate of Amendment by Shareholders to the Articles
                      of Incorporation of Forest City Enterprises, Inc. dated
                      June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8
                      (Registration No. 333-61925).

           4.1   -    Form of Senior Subordinated Indenture between the
                      Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company's
                      Registration Statement on Form S-3 (Registration No.
                      333-22695).

           4.2   -    Form of Junior Subordinated Indenture between the
                      Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company's
                      Registration Statement on Form S-3 (Registration No.
                      333-22695).

           4.3   -    Form of Senior Subordinated Indenture between the
                      Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company's
                      Registration Statement on Form S-3 (Registration No.
                      333-41437).

           10.1  -    Credit Agreement, dated as of December 10, 1997, by and
                      among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                      10.38 to the Company's Form 10-Q for the quarter ended
                      October 31, 1997 (File No. 1-4372)

           10.2  -    Guaranty of Payment of Debt, dated as of December 10,
                      1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                      10.39 the Company's Form 10-Q for the quarter ended
                      October 31, 1997 (File No. 1-4372)

           10.3  -    First Amendment to Credit Agreement, dated as of January
                      20, 1998, by and among Forest City Rental Properties
                      Corporation, the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent, incorporated by reference to
                      Exhibit 4.19 to the Company's Registration Statement on
                      Form S-3 (File No. 333-41437).

           Exhibit
           Number                        Description of Document
           ------                        -----------------------

           10.4   -   First Amendment to Guaranty of Payment of Debt, dated as
                      of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                      4.20 to the Company's Registration Statement on Form S-3
                      (File No. 333-41437).

           10.5   -   Letter Agreement, dated as of February 25, 1998, by and
                      among Forest City Enterprises, Inc., Forest City Rental
                      Properties Corporation, the banks named therein, KeyBank
                      National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.21 to the Company's Registration
                      Statement on Form S-3 (File No. 333-41437).

           10.6   -   Second Amendment to Credit Agreement, dated as of March
                      6, 1998, by and among Forest City Rental Properties
                      Corporation, the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent, incorporated by reference to
                      Exhibit 10.1 to the Company's Form 8-K, dated March 6,
                      1998 (File No. 1-4372).

           10.7   -   Second Amendment to Guaranty of Payment of Debt, dated as
                      of March 6, 1998, by and among Forest City Enterprises,
                      Inc., the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent, incorporated by reference to
                      Exhibit 10.2 to the Company's Form 8-K, dated March 6,
                      1998 (File No. 1-4372).

           10.8   -   Stock Purchase Agreement, dated May 7, 1997, between
                      Forest City Enterprises, Inc. and Richard Miller, Aaron
                      Miller and Gabrielle Miller, incorporated by reference to
                      Exhibit 10.34 to the Company's Form 10-Q for the quarter ended April 30, 1997 (File No. 1-4372).

           10.9   -   Letter Agreement, dated August 14, 1997, adjusting the
                      interest rate in the Stock Purchase Agreement, dated May
                      7, 1997, between Forest City Enterprises, Inc. and Richard
                      Miller, Aaron Miller and Gabrielle Miller, incorporated by reference to Exhibit 10.35 to the Company's Form 10-Q for the quarter ended July 31, 1997 (File No. 1-4372).

           10.10  -   Supplemental Unfunded Deferred Compensation Plan for
                      Executives, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.11  -   Deferred Compensation Agreement between Forest City
                      Enterprises, Inc. and Thomas G. Smith, dated December 27,
                      1995, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended January 31, 1997
                      (File No. 1-4372).

           10.12  -   1994 Stock Option Plan, including forms of Incentive
                      Stock Option Agreement and Nonqualified Stock Option
                      Agreement, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           Exhibit
           Number       Description of Document
           ------       -----------------------

           10.13  -   Employment Agreement entered into on April 6, 1998,
                      effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit
                      10.16 to the Form 10-K for the year ended January 31, 1998
                      (File No.1-4372).

           10.14  -   First Amendment to Employment Agreement (dated April 6,
                      1998) entered into as of April 24, 1998 by the Company and Charles A. Ratner, incorporated by reference to Exhibit
                      10.17 to the Company's Form 10-K for the year ended
                      January 31, 1998 (File No. 1-4372).

           10.15  -   Employment Agreement entered into on April 6, 1998,
                      effective as of February 1, 1997, by the Company and James
                      A. Ratner, incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

           10.16  -   Employment Agreement entered into on April 6, 1998,
                      effective as of February 1, 1997, by the Company and Ronald A. Ratner, incorporated by reference to exhibit
                      10.20 to the Company's Form 10-K for the year ended
                      January 31, 1998 (File No. 1-4372).

           10.17  -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Deborah Ratner
                      Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26,
                      1996, incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1997
                      (File No. 1-4372).

           10.18  -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Brian J. Ratner and
                      Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended January 31, 1997
                      (File No. 1-4372).

           10.19  -   Letter Supplement to Split Dollar Insurance Agreement
                      and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to
                      Exhibit 10.21 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.20  -   Letter Supplement to Split Dollar Insurance Agreement
                      and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City
                      Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.21  -   Split Dollar Insurance Agreement and Assignment of Life
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

          Exhibit
           Number             Description of Document
           ------             -----------------------

           10.22  -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989
                      Irrevocable Trust Agreement and Forest City Enterprises,
                      Inc., insuring the life of Charles Ratner, dated October
                      24, 1996, incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.23  -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988
                      Grandchildren's Trust Agreement and Forest City
                      Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                      Exhibit 10.25 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.24  -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988
                      Grandchildren's Trust Agreement and Forest City
                      Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                      Exhibit 10.26 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.25  -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988
                      Grandchildren's Trust Agreement and Forest City
                      Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                      Exhibit 10.27 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.26  -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988
                      Grandchildren's Trust Agreement and Forest City
                      Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                      Exhibit 10.28 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.27  -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989
                      Irrevocable Trust Agreement and Forest City Enterprises,
                      Inc., insuring the life of Charles Ratner, dated October
                      24, 1996, incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.28  -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989
                      Irrevocable Trust Agreement and Forest City Enterprises,
                      Inc., insuring the life of Charles Ratner, dated October
                      24, 1996, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

          Exhibit
           Number             Description of Document
           ------             -----------------------

           10.29  -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989
                      Irrevocable Trust Agreement and Forest City Enterprises,
                      Inc., insuring the life of Charles Ratner, dated October
                      24, 1996, incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.30  -   Letter Supplement to Split Dollar Insurance Agreement
                      and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the
                      Charles Ratner 1992 Irrevocable Trust Agreement and Forest
                      City Enterprises, Inc., insuring the lives of Charles
                      Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company's Form 10-K for the year ended January 31, 1997
                      (File No. 1-4372).

           10.31  -   First Amendment to the 1994 Stock Option Plan dated as
                      of June 9, 1998, incorporated by reference to Exhibit 4.7
                      to the Company's Registration Statement on Form S-8
                      (Registration No. 333-61925).

           10.32  -   First Amendment to the forms of Incentive Stock Option
                      Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company's
                      Registration Statement on Form S-8 (Registration
                      No.333-61925).

           10.33  -   Amended and Restated form of Stock Option Agreement,
                      effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

           10.34  -   Third Amendment to Credit Agreement, dated as of January
                      29, 1999, by and among Forest City Rental Properties
                      Corporation, the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent incorporation by reference to
                      Exhibit 20.1 to the Company's Form 8-K, dated January 29,
                      1999 (File No. 1-4372).

           10.35  -   Third Amendment to Guaranty of Payment of Debt, dated as
                      of January 29, 1999, by and among Forest City Enterprises,
                      Inc., the banks named therein, KeyBank National
                      Association, as administrative agent, and National City
                      Bank, as syndication agent, incorporated by reference to
                      Exhibit 20.2 to the Company's Form 8-K, dated January 29,
                      1999 (File No. 1-4372)

           10.36  -   Subordination Agreement, dated as of January 29, 1999,
                      by and among Forest City Enterprises, Inc., St. Paul Fire and Marine Insurance Company, St. Paul Mercury Insurance
                      Company, St. Paul Guardian Insurance Company, Seaboard
                      Surety Company, Economy Fire & Casualty Company, Asset
                      Guaranty Insurance Company, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                      20.3 to the Company's Form 8-K, dated January 29, 1999
                      (File No. 1-4372).

           10.37  -   Dividend Reinvestment and Stock Purchase Plan,
                      incorporated by reference to Exhibit 10.42 to the Company's Form 10-K for the year ended January 31, 1999
                      (File No. 1-4372).

            Exhibit
            Number       Description of Document
            ------       -----------------------

            10.38   -   Deferred Compensation Plan for Executives, effective
                        as of January 1, 1999, incorporated by reference to
                        Exhibit 10.43 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

            10.39   -   Deferred Compensation Plan for Nonemployee Directors,
                        effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

            10.40   -   Amended and Restated Credit Agreement, dated as of
                        June 25, 1999, by and among Forest City Rental
                        Properties Corporation, the banks named therein, KeyBank
                        National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.1 to the Company's Form 8-K, dated June 25, 1999 (File No. 1-4372).

            10.41   -   Amended and Restated Guaranty of Payment of Debt,
                        dated as of June 25, 1999, by and among Forest City
                        Enterprises, Inc., the banks named therein, KeyBank
                        National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated June 25, 1999 (File No. 1-4372).

            10.42   -   Employment Agreement entered into on May 31, 1999,
                        effective January 1, 1999, by the Company and Albert B.
                        Ratner, incorporated by reference to Exhibit 10.47 to the Company's Form 10-Q for the quarter ended July
                        31,1999. (File No. 1-4372).

            10.43   -   Employment Agreement entered into on May 31, 1999,
                        effective January 1, 1999, by the Company and Samuel H.
                        Miller, incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the quarter ended July 31, 1999. (File No. 1-4372).

            10.44   -   Agreement (re death benefits) entered into on May 31,
                        1999, by the Company and Thomas G. Smith, incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q for the quarter ended October 31, 1999 (File No.
                        1-4372).

           * 10.45  -   First Amendment to Employment Agreement effective as of
                        February 28, 2000 between Forest City Enterprises, Inc.
                        and Albert B. Ratner.

           * 10.46  -   First Amendment to Employment Agreement entered
                        into February 28, 2000 by and between Forest City
                        Enterprises, Inc. and Ronald A.Ratner.

           * 10.47  -   First Amendment to Employment Agreement entered
                        into February 28, 2000 by and between Forest City
                        Enterprises, Inc. and James A.Ratner.

           * 10.48  -   Second Amendment to Employment Agreement entered
                        into February 28, 2000 by and between Forest City
                        Enterprises, Inc. and Charles A.Ratner.

              Exhibit
              Number       Description of Document
              ------       -----------------------

         *     13   -      1999 Annual Report to Shareholders.

         *     21   -      Subsidiaries of the Registrant.

         *     23   -      Consent of PricewaterhouseCoopers LLP regarding
                           Forms S-3 (Registration No. 333-22695 and 333-41437)
                           and Forms S-8 (Registration No. 33-65054, 33-65058 and 333-61925).

         *     24   -      Powers of attorney.

         *     27   -      Financial Data Schedules.



____________________

                *   -      Filed herewith.


               (b)         Reports on Form 8-K:

                    None.