Form 10-Q
period 2000-04-30
FOREST CITY ENTERPRISES INC
filed 2000-06-14
CIK 38067

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                   April 30, 2000
                  --------------------------------

Commission file number     1-4372
                       ----------

                          FOREST CITY ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                      34-0863886
----------------------------------                    -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

Terminal Tower    50 Public Square
Suite 1100         Cleveland, Ohio                            44113
----------------------------------------------        -------------------
  (Address of principal executive offices)                   Zip Code

Registrant's telephone number, including area code        216-621-6060
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
YES    X         NO
   --------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at  June 6, 2000
              -----                               ----------------------------

Class A Common Stock, $.33 1/3 par value                19,372,856 shares

Class B Common Stock, $.33 1/3 par value                10,659,096 shares

                          FOREST CITY ENTERPRISES, INC.

                                      Index
                                      -----

                                                                                    Page No.
                                                                                    --------
Part I.  Financial Information:

      Item 1.  Financial Statements
                Forest City Enterprises,  Inc. and Subsidiaries

                Consolidated Balance Sheets - April 30, 2000
                      (Unaudited) and January 31, 2000                                  3

                Consolidated Statements of Earnings
                      (Unaudited) - Three Months
                      Ended April 30, 2000 and 1999                                     4

                Consolidated Statements of Shareholders' Equity
                      (Unaudited) - Three Months Ended
                      April 30, 2000 and 1999                                           5

                Consolidated Statements of Cash Flows (Unaudited) -
                      Three Months Ended April 30, 2000 and 1999                        6 - 7

                Notes to Consolidated Financial Statements
                      (Unaudited)                                                       8 - 10

      Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              11 - 22

      Item 3.  Quantitative and Qualitative Disclosures About Market
                      Risk                                                             23 - 26

Part II.  Other Information

      Item 1.   Legal Proceedings                                                      27

      Item 6.  Exhibits and Reports on Form 8-K                                        28 - 35

Signatures                                                                             36

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
-----------------------------

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     April 30, 2000  January 31, 2000
                                                                     --------------  ----------------
                                                                       (Unaudited)
ASSETS                                                        (dollars in thousands, except per share data)
Real Estate
  Completed rental properties                                          $ 2,834,228      $ 2,894,890
  Projects under development                                               568,174          478,766
  Land held for development or sale                                         59,266           52,852
                                                                       -----------      -----------
        Real Estate, at cost                                             3,461,668        3,426,508
  Less accumulated depreciation                                           (550,994)        (547,479)
                                                                       -----------      -----------
        Total Real Estate                                                2,910,674        2,879,029

Cash and equivalents                                                        36,139           97,195
Restricted cash                                                            100,471           76,662
Notes and accounts receivable, net                                         201,691          226,749
Inventories                                                                 54,803           57,444
Investments in and advances to real estate affiliates                      297,058          318,308
Other assets                                                               158,529          159,087
                                                                       -----------      -----------
                                                                       $ 3,759,365      $ 3,814,474
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                                             $ 2,379,952      $ 2,382,380
Accounts payable and accrued expenses                                      343,611          409,390
Notes payable                                                               45,958           62,898
Long-term debt                                                             162,500          167,000
8.5% Senior notes                                                          200,000          200,000
Deferred income taxes                                                      184,498          174,661
Deferred profit                                                             31,399           31,639
                                                                       -----------      -----------
        Total Liabilities                                                3,347,918        3,427,968
                                                                       -----------      -----------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value
    5,000,000 shares authorized; no shares issued                             --               --
Common stock - $.33 1/3 par value
    Class A, 96,000,000 shares authorized, 19,946,756
       shares issued, 19,372,406 shares outstanding                          6,649            6,649
    Class B, convertible, 36,000,000 shares authorized, 10,937,196
        shares issued, 10,659,096 shares outstanding                         3,646            3,646
                                                                       -----------      -----------
                                                                            10,295           10,295
Additional paid-in capital                                                 113,799          113,764
Retained earnings                                                          280,110          254,063
                                                                       -----------      -----------
                                                                           404,204          378,122
Less treasury stock, at cost; 574,350 Class A
     and 278,100 Class B shares                                            (10,773)         (10,773)
Accumulated other comprehensive income                                      18,016           19,157
                                                                       -----------      -----------
        Total Shareholders' Equity                                         411,447          386,506
                                                                       -----------      -----------
                                                                       $ 3,759,365      $ 3,814,474
                                                                       ===========      ===========


See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                       Three Months Ended April 30,
                                                       ----------------------------
                                                            2000           1999
                                                            ----           ----
                                                   (in thousands, except per share data)

REVENUES                                                    $186,618     $181,694
                                                            --------     --------

Operating expenses                                           108,086      112,890
Interest expense                                              43,026       39,645
Depreciation and amortization                                 22,002       19,976
                                                            --------     --------
                                                             173,114      172,511
                                                            --------     --------

Gain on disposition of properties and other investments       30,721            -
                                                            --------     --------

EARNINGS BEFORE INCOME TAXES                                  44,225        9,183
                                                            --------     --------

INCOME TAX EXPENSE
     Current                                                   6,093        2,590
     Deferred                                                 10,583        1,299
                                                            --------     --------
                                                              16,676        3,889
                                                            --------     --------

NET EARNINGS BEFORE EXTRAORDINARY GAIN                        27,549        5,294
Extraordinary gain, net of tax                                     -          214
                                                            --------     --------

NET EARNINGS                                                $ 27,549     $  5,508
                                                            ========     ========


BASIC EARNINGS PER COMMON SHARE
     Net earnings before extraordinary gain                 $   0.92     $   0.17
     Extraordinary gain, net of tax                                -         0.01
                                                            --------     --------

NET EARNINGS                                                $   0.92     $   0.18
                                                            ========     ========

DILUTED EARNINGS PER COMMON SHARE
     Net earnings before extraordinary gain                 $   0.91     $   0.17
     Extraordinary gain, net of tax                                -     $   0.01
                                                            --------     --------

NET EARNINGS                                                $   0.91     $   0.18
                                                            ========     ========







See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                              Common Stock
                                                                 --------------------------------------
                                                                      Class A             Class B      Additional
                                                Comprehensive    --------------------------------------  Paid-In     Retained
                                                   Income        Shares    Amount     Shares    Amount   Capital     Earnings
                                                -------------    --------------------------------------------------------------
                                                                           (in thousands, except per share data)
QUARTER ENDED APRIL 30, 2000
----------------------------
Balances at January 31, 2000                                     19,947    $6,649     10,937    $3,646    $113,764     $254,063

Comprehensive income
  Net earnings                                     $27,549                                                               27,549
  Other comprehensive income, net of tax
     Unrealized gain on securities                   1,179
     Less reclassification adjustment
        for gain included in net earnings           (2,320)
                                                  --------
Total comprehensive income                         $26,408
                                                  ========


Dividends $.05 per share                                                                                                 (1,502)

Amortization of unearned compensation                                                                           35
                                                                 -----------------------------------------------------------------
BALANCES AT APRIL 30, 2000                                       19,947    $6,649     10,937    $3,646    $113,799     $280,110
                                                                 -----------------------------------------------------------------

QUARTER ENDED APRIL 30, 1999
----------------------------
Balances at January 31, 1999                                     19,905    $6,636     10,979    $3,661    $114,270     $218,967
Comprehensive income
  Net earnings                                      $5,508                                                                5,508
  Other comprehensive income, net of tax
     Unrealized gain on securities                   4,390
                                                  --------
Total comprehensive income                          $9,898
                                                  ========

Dividends: $.04 per share                                                                                                (1,199)

Conversion of Class B shares
   to Class A shares                                                  2         1         (2)       (1)
Exercise of stock options                                                                                        3

                                                                 -----------------------------------------------------------------
BALANCES AT APRIL 30, 1999                                       19,907    $6,637     10,977    $3,660    $114,273     $223,276
                                                                 -----------------------------------------------------------------


                                                   Treasury Stock       Accumulated Other
                                                 --------------------     Comprehensive
                                                 Shares     Amount          Income        Total
                                                 --------------------------------------------------
                                                      (in thousands, except per share data)
QUARTER ENDED APRIL 30, 2000
----------------------------
Balances at January 31, 2000                       852     $(10,773)       $19,157        $386,506

Comprehensive income
  Net earnings                                                                              27,549
  Other comprehensive income, net of tax
     Unrealized gain on securities                                           1,179           1,179
     Less reclassification adjustment
        for gain included in net earnings                                   (2,320)         (2,320)

Total comprehensive income



Dividends $.05 per share                                                                    (1,502)

Amortization of unearned compensation                                                           35
                                                 --------------------------------------------------
BALANCES AT APRIL 30, 2000                         852     $(10,773)       $18,016        $411,447
                                                 --------------------------------------------------

QUARTER ENDED APRIL 30, 1999
----------------------------
Balances at January 31, 1999                       901     $(11,426)       $     -        $332,108
Comprehensive income
  Net earnings                                                                               5,508
  Other comprehensive income, net of tax
     Unrealized gain on securities                                           4,390           4,390

Total comprehensive income


Dividends: $.04 per share                                                                   (1,199)

Conversion of Class B shares
   to Class A shares                                                                             -
Exercise of stock options                           (1)          18                             21

                                                 --------------------------------------------------
BALANCES AT APRIL 30, 1999                         900     $(11,408)        $4,390        $340,828
                                                 --------------------------------------------------

See notes to consolidated financial statements.

                          FOREST CITY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended April 30,
                                                                       ----------------------------
                                                                            2000           1999
                                                                       -----------      -----------
                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Rents and other revenues received                                   $ 199,918      $ 195,937
     Proceeds from land sales                                               11,009          6,616
     Land development expenditures                                         (21,211)       (15,606)
     Operating expenditures                                               (132,052)      (121,118)
     Interest paid                                                         (45,064)       (42,399)
                                                                         ---------      ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                         12,600         23,430
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                 (104,005)       (81,328)
     Proceeds from disposition of properties and other investments          90,975           --
     Change in investments in and advances to real estate affiliates        21,231        (14,362)
                                                                         ---------      ---------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 8,201        (95,690)
                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in nonrecourse mortgage and long-term debt                    58,235        137,633
     Principal payments on nonrecourse mortgage debt on real estate        (60,663)       (73,431)
     Payments on long-term debt                                             (4,500)          --
     Increase in notes payable                                               4,112         19,744
     Payments on notes payable                                             (21,052)       (21,688)
     Change in restricted cash and book overdrafts                         (52,853)        (1,269)
     Payment of deferred financing costs                                    (3,634)          (916)
     Sale of treasury stock                                                   --               21
     Dividends paid to shareholders                                         (1,502)        (1,199)
                                                                         ---------      ---------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (81,857)        58,895
                                                                         ---------      ---------

NET DECREASE IN CASH AND EQUIVALENTS                                       (61,056)       (13,365)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                 97,195         78,629
                                                                         ---------      ---------
CASH AND EQUIVALENTS AT END OF PERIOD                                    $  36,139      $  65,264
                                                                         =========      =========

                          FOREST CITY ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended April 30,
                                                                   -------------------------------------
                                                                          2000               1999
                                                                   ------------------  -----------------
                                                                              (in thousands)

 RECONCILIATION OF NET EARNINGS TO CASH PROVIDED BY OPERATING ACTIVITIES

 NET EARNINGS                                                               $ 27,549            $ 5,508
      Depreciation                                                            18,312             17,257
      Amortization                                                             3,690              2,719
      Deferred income taxes                                                   10,583                843
      Gain on disposition of properties and other investments                (30,721)                 -
      Extraordinary gain                                                           -               (353)
      Decrease in commercial land included in projects under development         415             10,126
      Increase in land held for development or sale                           (6,414)           (12,008)
      Decrease in notes and accounts receivable                               25,058             20,985
      Decrease (increase) in inventories                                       2,641             (9,386)
      Decrease in other assets                                                 2,257              9,479
      Decrease in accounts payable and accrued expenses                      (40,530)           (21,614)
      Decrease in deferred profit                                               (240)              (126)
                                                                   ------------------  -----------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                        $ 12,600           $ 23,430
                                                                   ==================  =================


 See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A.       GAIN ON DISPOSITION OF PROPERTIES AND OTHER INVESTMENTS
         During the first quarter of 2000, the Company recorded gains on the disposition of properties and other investments totaling $30,721,000, or $19,573,000 net of estimated taxes. The Company recognized gains on the disposition of two apartment communities in California: Studio Colony ($26,308,000) and Highlands ($575,000). The Studio Colony disposition was structured as a tax-free exchange. The Company also recognized gains totaling $3,838,000 from the sale of available-for-sale equity securities.

B.       DIVIDENDS
         The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

           Date                     Date of                   Payment                   Amount
         Declared                   Record                       Date                   Per Share
         --------                   --------                  ----------                ---------

         March 10, 2000             June 1, 2000              June 15, 2000                $.05
         June 7, 2000               September 1, 2000         September 15, 2000           $.06

C.       EARNINGS PER SHARE
         Reconciliations of the numerator and denominator of basic earnings per share (EPS) with diluted EPS follows:

                                          Net Earnings                                   Net Earnings
                                              Before              Weighted Average         Before
                                        Extraordinary Gain       Shares Outstanding    Extraordinary Gain
                                           (Numerator)              (Denominator)         (Per Share)
                                           -----------              -------------         -----------

            Three Months Ended
            April 30, 2000:
                   Basic EPS              $  27,549,000               30,031,502              $0.92
                   Dilutive effect of
                      stock options                   -                  180,890               (.01)
                                          -------------              -----------           --------
                   Diluted EPS            $  27,549,000               30,212,392              $0.91
                                          =============              ===========           ========


           Three Months Ended
           April 30, 1999:
                   Basic EPS              $   5,294,000               29,983,626              $0.17
                   Dilutive effect of
                      stock options                   -                  178,864                  -
                                          -------------              -----------           --------
                   Diluted EPS            $   5,294,000               30,162,490              $0.17
                                          =============              ===========           ========

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

D.       NEW ACCOUNTING STANDARDS
         In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", to all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, the Company plans to implement SFAS 133 for the fiscal quarters in its fiscal year ending January 31, 2002. The adoption of SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

E.       SEGMENT INFORMATION
         Principal business groups are determined by the type of customer served or the product sold. The Commercial Group owns, develops, acquires and operates shopping centers, office buildings and mixed-use projects, including hotels. The Residential Group develops or acquires and operates the Company's multi-family properties. Real Estate Groups are the combined Commercial and Residential Groups. The Land Group owns and develops raw land into master planned communities and other residential developments for resale to users principally in Arizona, Colorado, Florida, Nevada, New York, North Carolina and Ohio. The Lumber Trading Group operates the Company's lumber wholesaling business. Corporate includes interest income and expense on corporate investments and borrowings and general administrative expenses.

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

         The Company's view is that EBDT is also an indicator of the Company's ability to generate cash to meet its funding requirements. EBDT is defined as net earnings before extraordinary gain, excluding the following items: i) provision for decline in real estate and other; ii) gain (loss) on disposition of properties and other investments; iii) the adjustment to recognize rental revenues and rental expenses using the straight-line method; and iv) noncash charges from Forest City Rental Properties Corporation for depreciation, amortization and deferred income taxes.

         The following table summarizes selected financial data for the Commercial, Residential, Land and Lumber Trading Groups and Corporate.

      -------------------------------
      All amounts, including footnotes, are presented in thousands.


                                                                                            Three Months Ended April 30,
                                                                    APRIL 30,  January 31,  ----------------------------
                                                                      2000        2000            2000          1999
                                                                   -----------------------------------------------------
                                                                                              Expenditures for Additions
                                                                     Identifiable Assets           to Real Estate
                                                                   -----------------------------------------------------
         Commercial Group ......................................   $2,667,399   $2,606,698     $ 69,472      $ 49,973
         Residential Group .....................................      793,462      815,082       33,334        17,131
         Land Group ............................................       94,698       92,868       13,858        15,464
         Lumber Trading Group ..................................      167,825      208,836          511           826
         Corporate .............................................       35,981       90,990           50           174
                                                                   -----------------------------------------------------
             Consolidated ......................................   $3,759,365   $3,814,474     $117,225      $ 83,568
                                                                   =====================================================
                                                                              Three Months Ended April 30,
                                                                   -----------------------------------------------------
                                                                      2000        1999            2000          1999
                                                                   -----------------------------------------------------
                                                                           Revenues                Interest Expense
                                                                   -----------------------------------------------------
         Commercial Group ......................................   $  112,213      107,026     $ 26,528      $ 24,055
         Residential Group .....................................       36,864       34,277        6,030         6,485
         Land Group ............................................        9,647        5,636        1,431         2,133
         Lumber Trading Group (1) ..............................       27,751       34,626        1,575         1,102
         Corporate .............................................          143          129        7,462         5,870
                                                                   -----------------------------------------------------
             Consolidated ......................................   $  186,618     $181,694     $ 43,026      $ 39,645
                                                                   =====================================================

                                                                       Depreciation and          Earnings Before
                                                                     Amortization Expense     Income Taxes (EBIT)(2)
                                                                   -----------------------------------------------------
         Commercial Group ......................................   $   17,273     $ 15,170     $ 14,279      $ 11,819
         Residential Group .....................................        3,844        4,074       10,845         6,100
         Land Group ............................................           65           25       (2,269)       (2,375)
         Lumber Trading Group ..................................          581          485          831         2,817
         Corporate .............................................          239          222      (10,182)       (9,178)
         Gain on disposition of properties and other investments            -            -       30,721             -
                                                                   -----------------------------------------------------
             Consolidated ......................................   $   22,002     $ 19,976     $ 44,225      $  9,183
                                                                   =====================================================

                                                                                                    Earnings Before
                                                                                                     Depreciation,
                                                                                                   Amortization and
                                                                                                 Deferred Taxes (EBDT)
                                                                                               =======================
      Commercial Group......................................................................   $ 23,974      $ 24,458
      Residential Group.....................................................................     12,446         8,864
      Land Group............................................................................     (1,371)       (1,460)
      Lumber Trading Group..................................................................        427         1,692
      Corporate.............................................................................     (5,283)       (6,424)
                                                                                               -----------------------
          Consolidated EBDT.................................................................     30,193        27,130

      RECONCILIATION TO NET EARNINGS:
      Depreciation and amortization - Real Estate Groups....................................    (21,117)      (19,244)
      Deferred taxes - Real Estate Groups...................................................     (3,503)       (2,592)
      Straight-line rent adjustment.........................................................      2,403             -
      Gain on disposition of properties and other investments, net of tax...................     19,573             -
      Extraordinary gain, net of tax........................................................          -           214
                                                                                               -----------------------
          Net earnings......................................................................   $ 27,549      $  5,508
                                                                                               =======================

(1) The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended April 30, 2000 and 1999 were approximately $808,000 and $869,000, respectively.

(2) See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. All such adjustments were of a normal recurring nature. Results of operations for the three months ended April 30, 2000 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 2000 annual report ("Form 10-K").


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

The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT"), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles. However, the Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results. The Company's view is that EBDT is also an indicator of the Company's ability to generate cash to meet its funding requirements. EBDT is defined and discussed in detail under "Results of Operations - EBDT".

The Company's EBDT for the first quarter of 2000 grew by 11.3% to $30,193,000 from $27,130,000 for the first quarter of 1999. The increase in EBDT is primarily attributable to improved results from increasing rental rates and occupancies in existing properties and the openings of new properties during 1999, including seven new developments and additions to three apartment projects.
 .
RESULTS OF OPERATIONS

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

In the first quarter of 2000, the Company recognized rental revenues and rental expenses using the straight-line method of accounting and will continue to do so in the future. The effect of the application of this method increased Commercial Group revenues by $2,913,000 and increased Commercial Group expenses by $510,000 in the first quarter of 2000. These adjustments are excluded for both NOI and EBDT.

NET OPERATING INCOME FROM REAL ESTATE GROUPS - NOI from the combined Commercial Group and Residential Group ("Real Estate Groups") for the first quarter of 2000 was $76,396,000 compared to $67,703,000 for the first quarter of 1999, a 12.8% increase.

Commercial Group

REVENUES - Revenues for the Commercial Group increased $2,274,000, or 2.1%, to $109,300,000 in the first quarter of 2000 from $107,026,000 in the first quarter of 1999. The increase is a result of increased rental rates and occupancies in existing properties and the openings of new properties during 1999. Revenues increased from the openings of The Promenade in Temecula, a 795,000 square-foot regional mall in Temecula, California ($1,972,000), Millennium, an office building at University Park at MIT in Cambridge, Massachusetts ($1,162,000), several openings in the Company's urban retail portfolio in the boroughs of New York City including Columbia Park Center, 42nd Street, and Kaufman Studios ($2,613,000) and an expansion at Ballston Common Mall, a shopping center in Arlington, Virginia ($479,000). Revenues also increased as a result of improved operations as a result of rental rate and occupancy increases at The Avenue at Tower City Center in Cleveland, Ohio ($958,000), Fairmont Plaza in San Jose, California ($696,000), Liberty Center in Pittsburgh, Pennsylvania ($673,000) and the Ritz-Carlton Hotel in Cleveland, Ohio ($571,000). These increases were partially offset by a net decrease in land sales of $8,201,000 in the first quarter of 2000 compared to the same period of 1999, and a reduction of revenue in 2000 compared to 1999 at Sheraton Station Square, a 292-room hotel in Pittsburgh, Pennsylvania due to a renovation project that was completed in April 2000 ($1,287,000). The balance of the increase in revenues in the Commercial Group (approximately $2,600,000) was generally due to overall improved results of mature properties.

OPERATING AND INTEREST EXPENSES - During the first quarter of 2000, operating expenses for the Commercial Group decreased $2,359,000, or 4.2%, to $53,623,000 from $55,982,000 in the first quarter of 1999. The decrease in operating expenses was attributable primarily to decreased costs from a reduction in land sales in 2000 compared to 1999 ($7,590,000). This decrease was partially offset by increases in operating expenses associated with the opening of The Promenade in Temecula ($792,000), Millennium ($1,016,000) and the New York City urban portfolio ($773,000). Operating expenses also increased as a result of increased revenues at The Avenue at Tower City Center ($537,000), Liberty Center ($334,000) and the Ritz-Carlton Hotel ($535,000). The balance of the change in operating expenses is a result of an increase of approximately $1,700,000 for mature properties compared to the same period in 1999. Interest expense for the first quarter of 2000 for the Commercial Group increased by

$2,473,000 or 10.3%, from $24,055,000 for the first quarter of 1999. The increase in interest expense is primarily attributable to 1999 additions to the Commercial Group portfolio.

Residential Group

REVENUES - Revenues for the Residential Group increased by $2,587,000, or 7.5%, in the first quarter of 2000 to $36,864,000 from $34,277,000 in the first quarter of 1999. This increase was primarily the result of the $2,159,000 collection of a fully-reserved note receivable from a syndicated senior citizen subsidized apartment property, interest income on advances made on behalf of the Company's partners in 101 San Fernando in San Jose, California ($1,039,000) and general rental rate and occupancy increases for mature properties of approximately $970,000. These increases were partially offset by the disposition in the first quarter of 2000 of Studio Colony, a 450-unit apartment building in Los Angeles, California ($767,000) and Highlands, a 556-unit apartment building in Grand Terrace, California ($814,000).

OPERATING AND INTEREST EXPENSES - Operating expenses for the Residential Group decreased by $1,473,000, or 8.4%, in the first quarter of 2000 to $16,145,000 from $17,618,000 in the first quarter of 1999. The decrease in operating expenses was primarily due to the 2000 property dispositions of Studio Colony ($202,000) and Highlands ($316,000) and a reduction in a reserve for collection of a note receivable from Millender Center ($500,000). Interest expense for the first quarter of 2000 decreased by $455,000 or 7.0%, to $6,030,000 from $6,485,000 for the first quarter of 1999. The decrease in interest expense is primarily attributable to the disposition of two properties, Studio Colony and Highlands.

Land Group

REVENUES - Revenues for the Land Group increased by $4,011,000 to $9,647,000 in the first quarter of 2000 from $5,636,000 for the same period of 1999. This increase is primarily the result of: various projects owned by Granite Development Partners L.P. (Granite) ($2,338,000); Westwood Lakes, 657 lots located on 475 acres in Tampa, Florida ($1,574,000); Canterberry Crossing, a 470-acre residential golf course community in Parker, Colorado ($1,426,000); and Upland Glen, a 232-unit apartment site in Sheffield Lake, Ohio ($347,000). These increases were partially offset by decreases in revenues at Greens at Birkdale Village, a 220-acre mixed use community in Huntersville, North Carolina ($990,000) and The Cascades, a 17-acre commercial development in Brooklyn, Ohio ($935,000). Sales of land and related gross margins vary from period to period, depending on management's decisions regarding the disposition of significant land holdings.

OPERATING AND INTEREST EXPENSES - Operating expenses increased by $4,607,000 for the first quarter of 2000 to $10,485,000 from $5,878,000 for the first quarter of 1999. The increase in operating expenses is due to an increase in costs relating to increased land sales at various projects owned by Granite ($3,779,000); Westwood Lakes ($1,009,000); Canterberry Crossing ($1,213,000);
and Upland Glen ($312,000). These increases were partially offset by decreases at Greens at Birkdale Village ($733,000) and The Cascades ($701,000).

Interest expense decreased by $702,000 in the first quarter of 2000 to $1,431,000 from $2,133,000 in the first quarter of 1999. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Group.

Lumber Trading Group

REVENUES - Revenues for the Lumber Trading Group decreased by $6,875,000 in the first quarter of 2000 to $27,751,000 from $34,626,000 in the first quarter of 1999. The decrease was due to a decrease in lumber trading sales volumes ($2,811,000), a decrease in lumber trading margins ($2,967,000) and a decrease in volume at Forest City/Babin, a wholesaler of major appliances, cabinets and hardware to housing contractors ($738,000).

OPERATING AND INTEREST EXPENSES - Operating expenses for the Lumber Trading Group decreased by $5,362,000 in the first quarter of 2000 to $25,345,000 from $30,707,000 in the first quarter of 1999. This decrease is primarily due to lower variable expenses due to decreased lumber trading volumes compared to 1999. Interest expense increased by $473,000 in the first quarter of 2000 to $1,575,000 from $1,102,000 in the first quarter of 1999.

Corporate Activities

REVENUES - Corporate Activities' revenues increased $14,000 in the first quarter of 2000 to $143,000 from $129,000 in the first quarter of 1999. Corporate Activities' revenues consist primarily of interest income from investments made by the Company and vary from year to year depending on interest rates and amounts invested.

OPERATING AND INTEREST EXPENSES - Operating expenses for Corporate Activities decreased $574,000 in the first quarter of 2000 to $2,863,000 from $3,437,000 in the first quarter of 1999. This decrease represents a reduction in general corporate expenses for the first quarter of 2000 compared to the same period in 1999. Interest expense increased $1,592,000 in the first quarter of 2000 to $7,462,000 from $5,870,000 in the first quarter of 1999. Corporate Activities' interest expense consists primarily of interest expense on the 8.50% Senior Notes (issued on March 16, 1998) and the Revolving Credit Agreement that has not been allocated to a principal business group (see "Financial Condition and Liquidity").

Other Transactions

GAIN ON DISPOSITION OF PROPERTIES AND OTHER INVESTMENTS -During the first quarter of 2000, the Company recorded gains on the disposition of properties and other investments totaling $30,721,000, or $19,573,000 net of estimated taxes. The Company recognized gains on the disposition of two apartment communities in
California: Studio Colony ($26,308,000) and Highlands ($575,000). The Studio Colony disposition was structured as a tax-free exchange. The Company also recognized gains totaling $3,838,000 from the sale of available-for-sale equity securities. There was no gain (loss) on disposition of properties for the first quarter of 1999.

EXTRAORDINARY GAIN - There was no extraordinary gain for the first quarter of 2000. Extraordinary gain, net of tax, totaled $214,000 for the first quarter of 1999, representing extinguishment of nonrecourse debt and related accrued interest.

INCOME TAXES - Income tax expense for the three months ended April 30, 2000 and 1999 totaled $16,676,000 and $3,889,000, respectively. At January 31, 2000, the
Company had a net operating loss ("NOL") carryforward for tax purposes of $41,513,000 (generated primarily over time in the ordinary course of business from the significant impact of depreciation expense from real estate properties on the Company's net earnings) which will expire in the years ending January 31, 2007 through January 31, 2011 and general business credits carryovers of $1,526,000 which will expire in the years ending January 31, 2004 through January 31, 2014. The Company intends to utilize its NOL before it expires and to evaluate its future tax position while considering a variety of tax-saving strategies.

EBDT - Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT") consists of earnings before extraordinary items, excluding the following items:
i) provision for decline in real estate and other; ii) gain (loss) on disposition of properties and other investments; iii) the adjustment to recognize rental revenues and rental expenses using the straight-line method; and iv) noncash charges from Forest City Rental Properties Corporation for depreciation, amortization and deferred income taxes. The provision for decline in real estate and other is excluded from EBDT because it is a non-cash item that varies from year to year based on factors unrelated to the Company's overall financial performance. The Company excludes gain (loss) on the disposition of properties and other investments from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of properties other than commercial land or land held by the Land Group as nonrecurring items. Extraordinary items are generally the result of the restructuring of nonrecourse debt obligations and are not considered to be a component of the Company's operating results. The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management's opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are non-cash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are a non-cash item.

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

REVOLVING CREDIT FACILITY - At April 30, 2000, the Company had $162,500,000 outstanding under its $225,000,000 revolving credit facility. The Company's revolving credit facility matures December 10, 2001, unless extended, and allows for up to a combined amount of $30,000,000 in outstanding letters of credit or surety bonds ($9,022,570 and $17,175,000, respectively, at April 30, 2000). The outstanding letters of credit reduce the credit available to the Company. Annually, within 60 days of January 31, the revolving credit facility may be extended by unanimous consent of the nine participating banks. At its maturity date, the outstanding revolving credit loans, if any, may be converted by the Company to a four-year term loan. The revolving credit available is reduced quarterly by $2,500,000, which began April 1, 1998. At April 30, 2000, the revolving credit line was $202,500,000.

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

Mortgage Refinancings

During the three months ended April 30, 2000, the Company completed $36,000,000 in financings, including $11,000,000 in refinancings, and $25,000,000 for new development projects. Additionally, the Company sold two residential properties which reduced tax-exempt debt by $52,000,000. The Company continues to seek long-term fixed rate debt for those project loans which mature within the next 12 months. In addition, the Company is actively seeking permanent financing for those projects which will begin operations within the next 12 months, generally pursuing long-term fixed rate loans.

Interest Rate Exposure

At April 30, 2000, the composition of nonrecourse mortgage debt is as follows:

                                    Amount            Rate(1)
                                --------------        -------
                                (in thousands)
Fixed                           $   1,574,037           7.53%
Variable -
     Swapped(2)                       188,737           7.41%
     Capped  (3)                      446,924           8.07%
     Tax-Exempt                       100,528           5.76%
UDAG and other
subsidized loans (fixed)               69,726           2.65%
                                -------------
                                $   2,379,952           7.40%
                                =============

(1) The weighted average interest rates shown above include both the base index and the lender margin.

(2) The variable swapped debt of $188,737 represents LIBOR-based interest rate swaps that have a weighted average life of 0.76 years.

(3) The $446,924 of capped debt is protected by $585,060 in LIBOR caps as described below. These caps protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during fiscal year 2000.

The Company generally attempts to obtain interest rate protection for the taxable variable-rate debt with a maturity in excess of one year. The Company has purchased 6.50% and 6.86% LIBOR interest rate caps for its variable-rate mortgage debt in the amount of $585,060,000 and $563,609,000, respectively, for the years ending January 31, 2001 and 2002.

In addition, 3-year LIBOR caps were purchased at strike rates ranging from 6.75%
- 8.00% to protect the development portfolio, in the aggregate amount of $359,949,000 with start dates from September 2000 through February 2003. The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt.

In order to mitigate upward fluctuations in long-term interest rates, the Company has entered into Treasury Options. The Company owns $305,519,000 of 10-year Treasury Options at strike rates ranging from 6.00% - 7.00% with exercise dates ranging from November 2000 to August 2002. Additionally, the Company owns $43,010,000 of 5-year Treasury Options at a strike rate of 7.00% with an exercise date of August 2001. The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged only 3.60% and has never exceeded 7.90%.

At April 30, 2000, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company's taxable variable-rate debt by approximately $933,000. This effect is lessened due to the 6.50% LIBOR caps that are in place for fiscal year 2000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,000,000.

Lumber Trading Group Liquidity

The Lumber Trading Group is separately financed with two revolving lines of credit and a nonrecourse accounts receivable sale program. These credit facilities are without recourse to the Company.

At April 30, 2000, Lumber Trading Group's two lines of credit totaled a $87,000,000 commitment expiring June 30, 2000. Lumber Trading Group anticipates a one year renewal of these facilities. These credit lines are secured by the assets of the Lumber Trading Group and are used by the Trading Group to finance its working capital needs. At April 30, 2000, $8,075,000 was outstanding under these facilities.

In July 1999, Lumber Trading Group entered into a three-year agreement under which it is selling an undivided interest in a pool of accounts receivable up to a maximum of $102,000,000. At April 30, 2000, the Company had received $82,000,000 in net proceeds from this agreement. The program is nonrecourse to the Company and the Company bears no risk as to the collectibility of the accounts receivable.

The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs.

Cash Flows

Net cash provided by operating activities was $12,600,000 for the first quarter of 2000 and $23,430,000 for the first quarter of 1999. The decrease in net cash provided by operating activities is the result of an increase of $10,934,000 in operating expenditures (primarily from a decrease in accounts payable), an increase of $5,605,000 in land development expenditures and an increase of $2,665,000 in interest paid. These decreases were partially offset by an increase of $4,393,000 in proceeds from land sales and an increase of $3,981,000 in rents and other revenues received.

Net cash provided by investing activities was $8,201,000 for the first quarter of 2000. Net cash used in investing activities was $95,690,000 for the first quarter of 1999. Capital expenditures, other than development and acquisition activities, totaled $9,291,000 and $14,244,000 (including both recurring and investment capital expenditures) in the first quarter of 2000 and 1999, respectively, and were financed with cash provided from operating activities. The Company invested $94,714,000 and $67,084,000 in acquisition and development of real estate projects in the first quarter of 2000 and 1999, respectively. These expenditures were financed with approximately $44,000,000 and $36,000,000 in new mortgage indebtedness incurred in the first quarter of 2000 and 1999, respectively, borrowings under the revolving credit facility in 1999, and in 2000, a reduction of $21,231,000 in investment and advances to real estate affiliates (primarily from a return on investments in The Grand, a 546-unit luxury high-rise apartment building in North Bethesda, Maryland), gain on sale of available-for-sale securities activities and cash on hand at the beginning of the year. The Company invested $14,362,000 in investments in and advances to real estate affiliates for the first quarter of 1999 primarily related to New York City area urban development ($2,419,000) and the following syndicated residential projects: The Grand ($6,539,000), Philip Morris at Tobacco Row, a 175-unit apartment renovation project currently under construction in Richmond, Virginia ($2,047,000), 101 San Fernando, a 316-unit apartment complex currently under construction ($1,000,000) and The Enclave, a 637-unit apartment community which opened in phases during 1998 and 1999 ($929,000), both in San Jose, California. During the first quarter of 2000, $86,930,000 was collected in proceeds from dispositions of two residential apartment properties, Studio Colony and Highlands which were used to reduce tax-exempt debt by $52,000,000 (see "Mortgage Refinancings") and approximately $34,000,000 was deposited into an escrow account (see next paragraph on cash used in financing activities).

Net cash used in financing activities totaled $81,857,000 in the first quarter of 2000. Net cash provided by financing activities totaled $58,895,000 in the first quarter of 1999. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgage Refinancings" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash used in financing activities for the first quarter of 2000 also reflected a decrease in book overdrafts of $25,314,000 (representing checks issued but not yet paid) and an increase in restricted cash of $27,538,000 primarily as a result of the establishment of an escrow account for the proceeds from the disposition of Studio Colony which was structured as a tax-free exchange. The escrow funds will be used to purchase the replacement property later this year. Additionally, net cash used in financing was a result of a net decrease of $16,940,000 in notes payable (primarily in the Lumber Trading Group), payment of deferred financing costs of $3,634,000 and payment of $1,502,000 of dividends. Net cash provided by financing activities for the first quarter of 1999 also reflected a decrease of $16,638,000 in net borrowings under Lumber Trading Group's lines of credit, an increase of $14,694,000 in notes payable primarily related to two hotels under construction in New York City, a decrease in restricted cash and book overdrafts of $1,269,000 and payment of $1,199,000 of dividends.

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

INCREASED DIVIDEND

The first 2000 quarterly dividend of $.05 per share on shares of both Class A and Class B Common Stock was declared on March 10, 2000 and will be paid on June 15, 2000 to shareholders of record at the close of business on June 1, 2000. The second 2000 quarterly dividend of $.06 (representing a 20% increase over the previous quarter's dividend) per share on shares of both Class A and Class B Common Stock was declared on June 7, 2000 and will be paid on September 15, 2000 to shareholders of record at the close of business on September 1, 2000.

LEGAL PROCEEDINGS

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

The Company, through subsidiaries, owns a 14.6% interest in the Seven Hills housing development located in Henderson, Nevada, which is owned by the Silver Canyon Partnership ("Silver Canyon") and is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and other entities, including the Company. In addition, separate lawsuits were filed by some of the production home-building companies at Seven Hills against some of the same parties, including the Company. Each of these lawsuits sought a commitment for public play on the golf course, as well as damages and, in October, 1998, the court granted play rights. In February, 1999, the owner of the golf course filed a cross-claim against the Silver Canyon Partnership and the Company. Silver Canyon has since settled with the Plaintiff homeowners and with certain of Silver Canyon's insurance carriers and the Company has been released. In addition, Silver Canyon has reached settlement agreements with the owner of the golf course and with one of the production home-builders which are expected to be executed in the near future. These settlements include a release of the Company. Lawsuits filed by two production builders are still pending and are set for trial in mid-April. The Company has been dismissed as a defendant in both of these cases. The Company believes that Silver Canyon has meritorious defenses to these lawsuits. Any exposure will be limited to the Silver Canyon Partnership and is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. There will be no further report on this case if no new developments take place.

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", to all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, the Company plans to implement SFAS 133 for the fiscal quarters in its fiscal year ending January 31, 2002. The adoption of SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

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

                          FOREST CITY ENTERPRISES, INC.
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                Commercial Group       Residential Group           Land Group
                                                              --------------------    -------------------    ---------------------
                                                                2000        1999        2000       1999        2000         1999
                                                              ---------   --------    --------     -------   --------     --------


Revenues                                                      $ 112,213  $ 107,026    $ 36,864    $ 34,277    $ 9,647      $ 5,636
Exclude straight-line rent adjustment                             2,913          -
                                                              ---------  ---------
Revenues excluding straight-line rent adjustment                109,300    107,026

Operating expenses,
   including depreciation and amortization for
   non-real estate Groups                                        54,133     55,982      16,145      17,618     10,485        5,878
Exclude straight-line rent adjustment                               510          -
                                                              ---------  ---------
Operating expenses excluding straight-line rent adjustment       53,623     55,982

Interest expense                                                 26,528     24,055       6,030       6,485      1,431        2,133
Income tax provision                                              5,175      2,531       2,243       1,310       (898)        (915)
                                                              ---------   --------    --------     -------   --------     --------
                                                                 85,326     82,568      24,418      25,413     11,018        7,096
                                                              ---------   --------    --------     -------   --------     --------


Earnings before depreciation, amortization
   and deferred taxes (EBDT)                                  $  23,974   $ 24,458    $ 12,446     $ 8,864   ($ 1,371)    ($ 1,460)
                                                              =========   ========    ========     =======   ========     ========


                                                               Lumber Trading Group    Corporate Activities           Total
                                                              ----------------------   --------------------    --------------------
                                                                2000          1999       2000       1999         2000       1999
                                                              --------       -------   --------   ---------    --------    --------

Revenues                                                      $ 27,751      $ 34,626      $ 143      $ 129    $ 186,618   $ 181,694
Exclude straight-line rent adjustment                                                                             2,913           -
                                                                                                              ---------   ---------
Revenues excluding straight-line rent adjustment                                                                183,705     181,694

Operating expenses,
   including depreciation and amortization for
   non-real estate Groups                                       25,345        30,707      2,863      3,437      108,971     113,622
Exclude straight-line rent adjustment                                                                               510           -
                                                                                                              ---------   ---------

Operating expenses excluding straight-line rent adjustment                                                      108,461     113,622

Interest expense                                                 1,575         1,102      7,462      5,870       43,026      39,645
Income tax provision                                               404         1,125     (4,899)    (2,754)       2,025       1,297
                                                              --------       -------   --------   --------     --------    --------
                                                                27,324        32,934      5,426      6,553      153,512     154,564
                                                              --------       -------   --------   --------     --------    --------


Earnings before depreciation, amortization
   and deferred taxes (EBDT)                                     $ 427       $ 1,692   ($ 5,283)  ($ 6,424)    $ 30,193    $ 27,130
                                                              ========       =======   ========   ========     ========    ========

                                  Reconciliation to net earnings:

                                  Earnings before depreciation, amortization and deferred taxes (EBDT)         $ 30,193    $ 27,130

                                  Depreciation and amortization - Real Estate Groups                            (21,117)    (19,244)

                                  Deferred taxes - Real Estate Groups                                            (3,503)     (2,592)

                                  Straight-line rent adjustment                                                   2,403           -

                                  Gain on disposition of properties and other investments, net of tax            19,573           -

                                  Extraordinary gain, net of tax                                                      -         214
                                                                                                               --------     -------
                                  Net earnings                                                                 $ 27,549     $ 5,508
                                                                                                               ========     =======

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At April 30, 2000, the Company had $898,689,000 of variable-rate debt outstanding. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

The Company has purchased London Interbank Offered Rate ("LIBOR") interest rate caps as follows.

                                                                                    Principal
                Strike Rate                         Period                          Outstanding
               ------------               -----------------------                  -----------
                                                                                  (in thousands)
                  6.50%                     02/01/00 - 01/31/01                 $     585,060
                  6.50%                     02/01/01 - 07/31/01                       315,358
                  7.00%                     08/01/01 - 01/31/02                       297,158
                  7.00%                     02/01/01 - 01/31/02                       257,351
                  6.75%                     09/01/00 - 08/31/03                        79,929
                  8.00%                     06/01/01 - 06/01/04                         8,960
                  8.00%                     11/01/01 - 10/31/04                       115,460
                  8.00%                     08/01/02 - 07/31/05                        21,700
                  8.00%                     02/01/03 - 01/31/06                       133,900

The interest rate caps and swaps highlighted above were purchased to mitigate short-term variable interest rate risk. The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options as follows.

               Strike Rate             Term           Exercise Date               Notional
               ------------------------------------------------------------------------------
                                     (years)                                   (in thousands)

                  6.76%                10              11/01/00                 $      45,700
                  7.00%                10              02/01/01                        33,180
                  6.00%                10              04/10/01                        41,252
                  7.00%                10              05/01/01                        38,920
                  6.00%                10              08/10/01                        38,677
                  7.00%                10              11/01/01                         9,030
                  7.00%                10              08/01/02                        98,760
                  7.00%                 5              08/01/01                        43,010


At April 30, 2000, the Company had $162,500,000 outstanding under its $225,000,000 revolving credit facility, which bears interest at LIBOR plus 2% or 1/4 above prime. The revolving credit available is reduced quarterly by $2,500,000, which began April 1, 1998. At April 30, 2000, the revolving credit line was $202,500,000. In addition to the LIBOR interest rate caps summarized in the above table, the Company has hedged this revolving credit facility by purchasing a 6.50% LIBOR interest rate cap for 2000 and a 6.75% LIBOR interest rate cap for 2001 at notional amounts of $100,620,000 and $83,280,000, respectively.

The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. The carrying amount of the Company's total fixed-rate debt at April 30, 2000 was $1,843,763,000 compared to an estimated fair value of $1,688,878,000. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to a liability of approximately $1,789,311,000.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates.

                                                                                     EXPECTED MATURITY DATE
                                                -----------------------------------------------------------------------------------


              LONG-TERM DEBT                        2000             2001             2002             2003            2004
------------------------------------            ------------      -----------      -----------      -----------      -----------
FIXED:
     Fixed rate debt(1)                          61,857,382       82,401,752       45,155,533       87,321,943       54,298,838
     Weighted average interest rate                    8.17%            8.25%            7.51%            8.24%            7.40%

     UDAG(1)                                        997,337       10,481,224          541,722          163,085          376,936
     Weighted average interest rate                    0.00%            7.99%            7.73%            2.78%            1.85%

     Senior notes                                         -                -                -                -                -
     Weighted average interest rate
                                              -------------    -------------    -------------    -------------     ------------


Total Fixed Rate Debt                            62,854,719       92,882,976       45,697,255       87,485,028       54,675,774
                                              -------------    -------------    -------------    -------------     ------------

VARIABLE:
     Variable rate debt(1)(2)                   376,770,236       35,379,819      127,254,549       68,586,760       18,474,369
     Weighted average interest rate

     Tax Exempt(1)                               28,400,000       32,128,292                -                -                -
     Weighted average interest rate

     Revolving Credit Facility                            -      162,500,000                -                -                -
     Weighted average interest rate
                                              -------------    -------------    -------------    -------------     ------------


Total Variable Rate Debt                        405,170,236      230,008,111      127,254,549       68,586,760       18,474,369
                                              -------------    -------------    -------------    -------------     ------------

TOTAL LONG-TERM DEBT                          $ 468,024,955    $ 322,891,087    $ 172,951,804    $ 156,071,788     $ 73,150,143
                                              =============    =============    =============    =============     ============

                                                   EXPECTED
                                                 MATURITY DATE         TOTAL            FAIR MARKET
                                                 --------------     OUTSTANDING            VALUE
              LONG-TERM DEBT                       THEREAFTER         4/30/00             4/30/00
------------------------------------             --------------    --------------     ---------------
FIXED:
     Fixed rate debt(1)                          1,243,001,636     1,574,037,084      1,466,122,234
     Weighted average interest rate                       7.40%             7.53%

     UDAG(1)                                        57,165,401        69,725,705         40,816,076
     Weighted average interest rate                       1.67%             2.65%

     Senior notes                                  200,000,000       200,000,000        181,940,000
     Weighted average interest rate                       8.50%             8.50%
                                              ----------------   ---------------    ---------------


Total Fixed Rate Debt                            1,500,167,037     1,843,762,789      1,688,878,310
                                              ----------------   ---------------    ---------------

VARIABLE:
     Variable rate debt(1)(2)                        9,195,060       635,660,793        635,660,793
     Weighted average interest rate                                         7.88%

     Tax Exempt(1)                                  40,000,000       100,528,292        100,528,292
     Weighted average interest rate                                         5.76%

     Revolving Credit Facility                               -       162,500,000        162,500,000
     Weighted average interest rate                                         8.23%
                                              ----------------   ---------------    ---------------


Total Variable Rate Debt                            49,195,060       898,689,085        898,689,085
                                              ----------------   ---------------    ---------------

TOTAL LONG-TERM DEBT                          $  1,549,362,097   $ 2,742,451,874    $ 2,587,567,395
                                              ================   ===============    ===============



(1) Represents nonrecourse debt.
(2) As of April 30, 2000, $188,737,000 of variable-rate debt has been hedged via LIBOR-based swaps that have a remaining average life of 0.76 years.

         ----------------------------------------------------------------------

                                                                 TOTAL            FAIR MARKET
                                                              OUTSTANDING            VALUE
                    LONG-TERM DEBT                              4/30/99             4/30/99
----------------------------------------------------        ---------------       -------------
     FIXED:
         Fixed rate debt(1)                                 1,647,011,155         1,636,754,420
         Weighted average interest rate                              7.54%

         UDAG(1)                                               69,761,152            44,342,610
         Weighted average interest rate                              2.57%

         Senior notes                                         200,000,000           203,000,000
         Weighted average interest rate                              8.50%
                                                          ---------------       ---------------
     Total Fixed Rate Debt                                  1,916,772,307         1,884,097,030
                                                          ---------------       ---------------

     VARIABLE:
         Variable rate debt(1)(2)                             354,480,456           354,480,456
         Weighted average interest rate                              6.78%

         Revolving Credit Facility                            117,000,000           117,000,000
         Weighted average interest rate                              7.07%

         Tax Exempt(1)                                        153,820,875           153,820,875
         Weighted average interest rate                              4.86%
                                                          ---------------       ---------------
     Total Variable Rate Debt                                 625,301,331           625,301,331
                                                          ---------------       ---------------

     TOTAL LONG-TERM DEBT                                 $ 2,542,073,638       $ 2,509,398,361
                                                          ===============       ===============


         (1) Represents nonrecourse debt.

         (2) As of April 30, 1999, $148,291,000 of variable-rate debt has been hedged via $133,479,000 of 1-year LIBOR contracts and $14,812,000 of LIBOR-based swaps that have a combined average life of 0.60 years.

PART II - OTHER INFORMATION
Item l. Legal Proceedings
-------------------------

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

The Company, through subsidiaries, owns a 14.6% interest in the Seven Hills housing development located in Henderson, Nevada, which is owned by the Silver Canyon Partnership ("Silver Canyon") and is being developed in conjunction with a golf course. In August 1997, a class-action lawsuit was filed by the current homeowners in Seven Hills against the Silver Canyon Partnership, the golf course developers and other entities, including the Company. In addition, separate lawsuits were filed by some of the production home-building companies at Seven Hills against some of the same parties, including the Company. Each of these lawsuits sought a commitment for public play on the golf course, as well as damages and, in October, 1998, the court granted play rights. In February, 1999, the owner of the golf course filed a cross-claim against the Silver Canyon Partnership and the Company. Silver Canyon has since settled with the Plaintiff homeowners and with certain of Silver Canyon's insurance carriers and the Company has been released. In addition, Silver Canyon has reached settlement agreements with the owner of the golf course and with one of the production home-builders which are expected to be executed in the near future. These settlements include a release of the Company. Lawsuits filed by two production builders are still pending and are set for trial in mid-April. The Company has been dismissed as a defendant in both of these cases. The Company believes that Silver Canyon has meritorious defenses to these lawsuits. Any exposure will be limited to the Silver Canyon Partnership and is not expected to have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. There will be no further report on this case if no new developments take place.

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

              10.45   -    First Amendment to Employment Agreement effective as of February 28, 2000 between Forest
                           City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

            Exhibit
             Number                         Description of Document
             ------                         -----------------------

              10.46   -    First Amendment to Employment Agreement entered into February 28, 2000 by and between
                           Forest City  Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to
                           Exhibit 10.46 to the Company's Form  10-K  for the year ended January 31, 2000 (File
                           No. 1-4372).

              10.47   -    First Amendment to Employment Agreement entered into February 28, 2000 by and between
                           Forest City  Enterprises, Inc. and James A. Ratner, incorporated by reference to
                           Exhibit 10.47 to the Company's Form 10-K for the year ended January 31, 2000 (File
                           No. 1-4372).

              10.48   -    Second Amendment to Employment Agreement entered into February 28, 2000 by and between
                           Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to
                           Exhibit 10.48 to the Company's Form 10-K for the year ended January 31, 2000 (File
                           No. 1-4372).

         *    27      -    Financial Data Schedule.


-----------------------

         *            -    Filed herewith.

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

                                      FOREST CITY ENTERPRISES, INC.
                                                (Registrant)



Date June 14, 2000            /s/  Thomas G. Smith
                              --------------------------------------------------

                                      Thomas G. Smith, Senior Vice President
                                      and Chief Financial Officer

Date June 14, 2000            /s/  Linda M. Kane
                              --------------------------------------------------

                                      Linda M. Kane, Vice President,
                                          Corporate Controller
                                       (Chief Accounting Officer)