Form 10-Q
period 2000-07-31
FOREST CITY ENTERPRISES INC
filed 2000-09-13
CIK 38067

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       July 31, 2000
                  -------------------------------

Commission file number  1-4372
                       --------------------------

                          FOREST CITY ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                        34-0863886
---------------------------------------------          -------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                     Identification No.)

Terminal Tower    50 Public Square
Suite 1100        Cleveland, Ohio                              44113
---------------------------------------------          -------------------------
  (Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code          216-621-6060
                                                       -------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X         NO _____
   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                  Outstanding at  September 1, 2000
                       -----                  ---------------------------------

Class A Common Stock, $.33 1/3 par value                  19,372,856 shares

Class B Common Stock, $.33 1/3 par value                  10,659,096 shares

                          FOREST CITY ENTERPRISES, INC.

                                      Index
                                      -----
                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises,  Inc. and Subsidiaries

               Consolidated Balance Sheets - July 31, 2000
                      (Unaudited) and January 31, 2000                   3

               Consolidated Statements of Earnings
                      (Unaudited) - Three Months and Six Months
                      Ended July 31, 2000 and 1999                       4

               Consolidated Statements of Shareholders' Equity
                      (Unaudited) - Six Months Ended
                      July 31, 2000 and 1999                             5

               Consolidated Statements of Cash Flows (Unaudited) -
                      Six Months Ended July 31, 2000 and 1999            6 - 7

               Notes to Consolidated Financial Statements
                      (Unaudited)                                        8 - 12

      Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               13 - 27

      Item 3.  Quantitative and Qualitative Disclosures About Market
                      Risk                                              28 - 31

Part II.  Other Information

      Item 1.  Legal Proceedings                                        32

      Item 6.  Exhibits and Reports on Form 8-K                         33 - 40

Signatures                                                              41

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
-----------------------------

              FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                                            July 31, 2000   January 31, 2000
                                                                            -------------   ----------------
                                                                             (Unaudited)
                                                                      (dollars in thousands, except per share data)
ASSETS
Real Estate
  Completed rental properties                                                $ 3,093,978      $ 2,894,890
  Projects under development                                                     482,783          478,766
  Land held for development or sale                                               61,284           52,852
                                                                             -----------      -----------
        Real Estate, at cost                                                   3,638,045        3,426,508
  Less accumulated depreciation                                                 (565,889)        (547,479)
                                                                             -----------      -----------
        Total Real Estate                                                      3,072,156        2,879,029

Cash and equivalents                                                              46,866           97,195
Restricted cash                                                                   64,346           76,662
Notes and accounts receivable, net                                               187,931          226,749
Inventories                                                                       44,745           57,444
Investments in and advances to real estate affiliates                            313,213          318,308
Other assets                                                                     153,805          159,087
                                                                             -----------      -----------
                                                                             $ 3,883,062      $ 3,814,474
                                                                             ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Mortgage debt, nonrecourse                                                   $ 2,478,585      $ 2,382,380
Accounts payable and accrued expenses                                            345,473          409,390
Notes payable                                                                     34,167           62,898
Long-term debt                                                                   175,500          167,000
8.5% Senior notes                                                                200,000          200,000
Deferred income taxes                                                            166,115          174,661
Deferred profit                                                                   36,156           31,639
                                                                             -----------      -----------
        Total Liabilities                                                      3,435,996        3,427,968
                                                                             -----------      -----------

SHAREHOLDERS' EQUITY
Preferred stock - convertible, without par value
    5,000,000 shares authorized; no shares issued                                      -                -
Common stock - $.33 1/3 par value
    Class A, 96,000,000 shares authorized, 19,946,756 shares issued,
         19,372,856 and 19,372,406 outstanding, respectively                       6,649            6,649
    Class B, convertible, 36,000,000 shares authorized, 10,937,196
        shares issued, 10,659,096 shares outstanding                               3,646            3,646
                                                                             -----------      -----------
                                                                                  10,295           10,295
Additional paid-in capital                                                       113,834          113,764
Retained earnings                                                                325,140          254,063
                                                                             -----------      -----------
                                                                                 449,269          378,122
Less treasury stock, at cost; 573,900 Class A and 278,100 Class B
     shares and 574,350 Class A and 278,100 Class B shares, respectively         (10,767)         (10,773)
Accumulated other comprehensive income                                             8,564           19,157
                                                                             -----------      -----------
        Total Shareholders' Equity                                               447,066          386,506
                                                                             -----------      -----------
                                                                             $ 3,883,062      $ 3,814,474
                                                                             ===========      ===========

See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                           Three Months Ended July 31,    Six Months Ended July 31,
                                                           --------------------------    -------------------------
                                                              2000           1999           2000           1999
                                                            ---------      ---------     ---------      ---------
                                                                   ( in thousands, except per share data)

REVENUES                                                    $ 201,141      $ 198,951     $ 387,759      $ 380,645
                                                            ---------      ---------     ---------      ---------

Operating expenses                                            113,949        126,216       222,035        239,106
Interest expense                                               48,040         41,099        91,066         80,744
Provision for decline in real estate and other                  1,231              -         1,231              -
Depreciation and amortization                                  22,895         23,367        44,897         43,343
                                                            ---------      ---------     ---------      ---------
                                                              186,115        190,682       359,229        363,193
                                                            ---------      ---------     ---------      ---------

Gain on disposition of properties and other investments        25,821              -        56,542              -
                                                            ---------      ---------     ---------      ---------

EARNINGS BEFORE INCOME TAXES                                   40,847          8,269        85,072         17,452
                                                            ---------      ---------     ---------      ---------

INCOME TAX EXPENSE
     Current                                                    6,213          2,624        12,306          5,214
     Deferred                                                 (12,199)           905        (1,616)         2,204
                                                            ---------      ---------     ---------      ---------
                                                               (5,986)         3,529        10,690          7,418
                                                            ---------      ---------     ---------      ---------

NET EARNINGS BEFORE EXTRAORDINARY GAIN                         46,833          4,740        74,382         10,034
Extraordinary gain, net of tax                                      -              -             -            214
                                                            ---------      ---------     ---------      ---------
NET EARNINGS                                                $  46,833      $   4,740     $  74,382      $  10,248
                                                            =========      =========     =========      =========
BASIC EARNINGS PER COMMON SHARE
     Net earnings before extraordinary gain                 $    1.56      $    0.16     $    2.48      $    0.33
     Extraordinary gain, net of tax                                 -              -             -           0.01
                                                            ---------      ---------     ---------      ---------
NET EARNINGS                                                $    1.56      $    0.16     $    2.48      $    0.34
                                                            =========      =========     =========      =========

DILUTED EARNINGS PER COMMON SHARE
     Net earnings before extraordinary gain                 $    1.55      $    0.16     $    2.46      $    0.33
     Extraordinary gain, net of tax                                 -              -             -           0.01
                                                            ---------      ---------     ---------      ---------
NET EARNINGS                                                $    1.55      $    0.16     $    2.46      $    0.34
                                                            =========      =========     =========      =========





See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               Common Stock
                                                                 ---------------------------------------
                                                                      Class A              Class B        Additional
                                                 Comprehensive   ---------------------------------------    Paid-In     Retained
                                                    Income       Shares     Amount    Shares     Amount     Capital     Earnings
                                                 ============   ====================================================================
                                                                 (in thousands, except per share data)
SIX MONTHS  ENDED JULY 31, 2000
-------------------------------
Balances at January 31, 2000                                     19,947     $6,649    10,937     $3,646    $113,764      $254,063
Comprehensive income
  Net earnings                                       $74,382                                                               74,382
  Other comprehensive income, net of tax
     Unrealized gain on securities                     2,170
     Less reclassification adjustment
        for gain included in net earnings            (12,763)
                                                    --------
Total comprehensive income                           $63,789
                                                    --------

Dividends: $.11 per share                                                                                                  (3,305)
Amortization of unearned compensation                                                                            70
Exercise of stock options
                                                                 ----------------------------------------------------------------
BALANCES AT JULY  31, 2000                                       19,947     $6,649    10,937     $3,646    $113,834      $325,140
                                                                 ================================================================
SIX MONTHS ENDED JULY 31, 1999
------------------------------
Balances at January 31, 1999                                     19,905     $6,636    10,979     $3,661    $114,270      $218,967

Comprehensive income
  Net earnings                                       $10,248                                                               10,248
  Other comprehensive income, net of tax
     Unrealized gain on securities                     4,115
                                                    --------
Total comprehensive income                           $14,363
                                                    =========
Dividends: $.09 per share                                                                                                  (2,699)

Conversion of Class B shares
   to Class A shares                                                  3          1        (3)        (1)

Exercise of stock options                                                                                         2

Restricted stock granted                                                                                       (605)

Amortization of unearned compensation                                                                            23
                                                                 ----------------------------------------------------------------
BALANCES AT JULY 31, 1999                                        19,908     $6,637    10,976     $3,660    $113,690      $226,516
                                                                 ================================================================


                                                   Treasury Stock   Accumulated Other
                                                 -----------------    Comprehensive
                                                 Shares      Amount       Income           Total
                                                 =====================================================
                                                     (in thousands, except per share data)
SIX MONTHS  ENDED JULY 31, 2000
-------------------------------
Balances at January 31, 2000                       852    $ (10,773)       $ 19,157         $386,506
Comprehensive income
  Net earnings                                                                                74,382
  Other comprehensive income, net of tax
     Unrealized gain on securities                                            2,170            2,170
     Less reclassification adjustment
        for gain included in net earnings                                   (12,763)         (12,763)
Total comprehensive income

Dividends: $.11 per share                                                                     (3,305)
Amortization of unearned compensation                                                             70
Exercise of stock options                            -            6                                6

                                                   ---------------------------------------------------
BALANCES AT JULY  31, 2000                         852    $ (10,767)         $8,564         $447,066
                                                   ===================================================
SIX MONTHS ENDED JULY 31, 1999
------------------------------
Balances at January 31, 1999                       901    $ (11,426)         $    -          $332,108

Comprehensive income
  Net earnings                                                                                10,248
  Other comprehensive income, net of tax
     Unrealized gain on securities                                            4,115            4,115
Total comprehensive income

Dividends: $.09 per share                                                                     (2,699)

Conversion of Class B shares
   to Class A shares                                                                               -

Exercise of stock options                           (2)          24                               26

Restricted stock granted                           (45)         605                                -

Amortization of unearned compensation                                                             23
                                                   ---------------------------------------------------
BALANCES AT JULY 31, 1999                          854    $ (10,797)        $ 4,115         $343,821
                                                   ===================================================

See notes to consolidated financial statements.

                  FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended July 31,
                                                                       --------------------------------
                                                                            2000               1999
                                                                       =============      =============
                                                                              (in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES
      Rents and other revenues received                                    $ 411,067          $ 317,462
      Proceeds from land sales                                                18,940             18,185
      Land development expenditures                                          (30,652)           (26,793)
      Operating expenditures                                                (261,867)          (212,475)
      Interest paid                                                          (88,530)           (78,380)
                                                                       -------------      -------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                          48,958             17,999
                                                                       -------------      -------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                  (297,845)          (171,837)
      Proceeds from disposition of properties and other investments          131,269                  -
      Change in investments in and advances to real estate affiliates          4,963            (21,500)
                                                                       -------------      -------------
          NET CASH USED IN INVESTING ACTIVITIES                             (161,613)          (193,337)
                                                                       -------------      -------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in nonrecourse mortgage and long-term debt                    216,492            209,975
      Principal payments on nonrecourse mortgage debt on real estate        (111,787)           (88,014)
      Increase in notes payable                                                9,447             50,390
      Payments on notes payable                                              (38,177)           (40,507)
      Change in restricted cash and book overdrafts                           (2,190)            23,881
      Payment of deferred financing costs                                     (8,461)            (2,755)
      Sale of treasury stock                                                       6                 26
      Dividends paid to shareholders                                          (3,004)            (2,399)
                                                                       -------------      -------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                          62,326            150,597
                                                                       -------------      -------------

 NET DECREASE IN CASH AND EQUIVALENTS                                        (50,329)           (24,741)
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                  97,195             78,629
                                                                       -------------      -------------
 CASH AND EQUIVALENTS AT END OF PERIOD                                      $ 46,866           $ 53,888
                                                                       =============      =============

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended July 31,
                                                                   -------------------------------------
                                                                          2000               1999
                                                                   ==================  =================
                                                                              (in thousands)

 RECONCILIATION OF NET EARNINGS TO CASH PROVIDED BY OPERATING ACTIVITIES

 NET EARNINGS                                                               $ 74,382           $ 10,248
      Depreciation                                                            37,957             34,562
      Amortization                                                             6,940              8,781
      Deferred income taxes                                                   (1,616)             1,748
      Gain on disposition of properties and other investments                (56,542)                 -
      Provision for decline in real estate                                     1,231                  -
      Extraordinary gain                                                           -               (353)
      Decrease in commercial land included in projects under development         415             12,531
      Increase in land held for development or sale                           (8,432)            (9,632)
      Decrease (increase) in notes and accounts receivable                    38,818            (44,543)
      Decrease in inventories                                                 12,699                 89
      (Increase) decrease in other assets                                     (9,936)             2,807
      (Decrease) increase in accounts payable and accrued expenses           (51,475)             2,216
       Increase (decrease)  in deferred profit                                 4,517               (455)
                                                                   ------------------  -----------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                        $ 48,958           $ 17,999
                                                                   ==================  =================


 See notes to consolidated financial statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       Gain on Disposition of Properties and Other Investments
         -------------------------------------------------------

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

         During the second quarter of 2000, the Company recorded gains totaling $25,821,000, or $16,329,000 net of estimated taxes. The Company recognized a gain of $8,599,000 on the disposition of Tucson Place, a shopping center in Tucson, Arizona. The Company also recorded gains of $17,276,000 on the sale of available-for-sale equity securities.


B.       Deferred Income Tax Benefit
         ---------------------------

         The Company recorded net deferred income tax benefits of $12,199,000 in the second quarter of 2000, comprised of net deferred income tax expense of $10,388,000 incurred in the normal course of business offset by a deferred income tax benefit of $22,587,000. This benefit represented a reversal of a portion of a deferred tax liability recorded in 1994 relating to the cancellation of debt income of Park Labrea Towers, a residential property which was sold that same year. The Company reversed a portion of this deferred tax liability and recognized a deferred tax benefit of $1,002,000 in the first quarter of 2000 and $1,677,000 in the fourth quarter of 1999, for a total reversal of the original deferred tax liability of $25,266,000.

         In certain situations that applied to Park Labrea Towers in 1994, the Internal Revenue Code allowed for the deferral of cancellation of debt income. As a result of certain steps taken by the Company in the respective periods above, it is expected that the deferred income will never be recognized for tax purposes and, accordingly, the related deferred tax liability was reversed.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


C.       Reversal of Reserve on Note Receivable
         --------------------------------------

         During the second quarter of 2000, the Company reversed a $10,275,000 reserve, representing a portion of the reserve recorded in 1995 against a Note Receivable (the Note) from Millender Center (the Project), a mixed-use residential, retail and hotel project located in downtown Detroit, Michigan. The Company had previously reversed $3,500,000 of the reserve in the fourth quarter of 1998, $500,000 in the third quarter of 1999 and $500,000 in the first quarter of 2000, for a total reserve reversal of $14,775,000.

         The Company owns a 1% general partner interest in the Project and loaned $14,775,000 to the 99% limited partners in 1985, as evidenced by the Note. A full reserve against the Note was recorded in 1995 when the Company determined that collection was doubtful, due to the operating performance of the Project.

         In October 1998, the Project entered into a lease agreement with General Motors (GM) whereby the Project, except for the apartments, are being leased by GM through 2010, when it is expected that GM will exercise a purchase option. This lease arrangement, coupled with the recent resurgence of downtown Detroit's economy as a result of GM's relocation of its corporate headquarters to a location adjacent to the Project and the entry of gaming during the second quarter of 2000, has significantly improved the operating performance of the Project. The Company believes that the current and prospective improved performance of the Project supports its assessment that the Note is now fully recoverable.


D.       Long-Term Debt
         --------------

         On August 9, 2000, the revolving credit facility was amended to increase the revolving credit line by $65,000,000 to $265,000,000 and extend the termination date from December 10, 2001 to March 31, 2003. The interest spread on revolving loans was increased by .125% to 2.125% over LIBOR and by .25% to .5% over the prime rate.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


E.       Dividends
         ---------

         The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

           Date                     Date of                    Payment                   Amount
         Declared                   Record                       Date                   Per Share
         --------                   --------                  ----------                ---------

         March 10, 2000             June 1, 2000              June 15, 2000               $.05
         June 7, 2000               September 1, 2000         September 15, 2000          $.06
         September 6, 2000          December 1, 2000          December 15, 2000           $.06


F.       Earnings per Share
         ------------------
         Reconciliations of the numerator and denominator of basic earnings per share (EPS) with diluted EPS follows:

                                           Net Earnings                                  Net Earnings
                                              Before                Weighted Average         Before
                                        Extraordinary Gain        Shares Outstanding  Extraordinary Gain
                                           (Numerator)               (Denominator)         (Per Share)
                                           -----------               -------------         -----------

            Three Months Ended
            July 31, 2000:
                   Basic EPS              $  46,833,000               30,031,810              $1.56
                   Dilutive effect of
                      stock options                   -                  267,492               (.01)
                                          -------------               ----------              -----
                   Diluted EPS            $  46,833,000               30,299,302              $1.55
                                          =============               ==========              =====
           Six Months Ended
           July 31, 2000:
                   Basic EPS              $  74,382,000               30,031,658              $2.48
                   Dilutive effect of
                      stock options                   -                  227,076               (.02)
                                          -------------               ----------              -----
                   Diluted EPS            $  74,382,000               30,258,734              $2.46
                                          =============               ==========              =====

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

G.       New Accounting Standards
         ------------------------

         In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, the Company plans to implement SFAS 133 for the fiscal quarters in its fiscal year ending January 31, 2002. The effect of the adoption of SFAS 133 on the Company's financial statements cannot yet be determined since it will be subject to market conditions in place in 2001 and beyond.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which is an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company believes that this interpretation will have no material effect on its financial statements.

         In January 2000, the FASB's Emerging Issues Task Force (EITF) released Abstract EITF 00-1, which discusses the "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures". In December 1999, the SEC released Staff Accounting Bulletin No. 101 that summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently assessing what impact, if any, these two releases may have on the Company's financial statements.

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

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

H    Segment Information (continued)
     -------------------------------

     All amounts, including footnotes, are presented in thousands.

                                                                          JULY 31,     January 31,
                                                                           2000          2000
                                                                        ------------------------
                                                                          IDENTIFIABLE ASSETS
                                                                        ------------------------

     Commercial Group.................................................  $2,741,855    $2,606,698
     Residential Group................................................     876,789       815,082
     Land Group.......................................................      94,685        92,868
     Lumber Trading Group.............................................     130,154       208,836
     Corporate........................................................      39,579        90,990
                                                                        ------------------------
         Consolidated.................................................  $3,883,062    $3,814,474
                                                                        ========================

                                                                         THREE MONTHS ENDED JULY 31, SIX MONTHS ENDED JULY 31,
                                                                         -----------------------------------------------------
                                                                            2000           1999          2000         1999
                                                                         -----------------------------------------------------
                                                                               EXPENDITURES FOR ADDITIONS TO REAL ESTATE
                                                                         -----------------------------------------------------

     Commercial Group...................................................  $  70,686      $ 73,902      $140,158      $123,875
     Residential Group..................................................    124,817        12,153       158,151        29,284
     Land Group.........................................................      6,575        10,495        20,433        25,959
     Lumber Trading Group...............................................        652         1,020         1,163         1,846
     Corporate..........................................................        508         1,908           558         2,082
                                                                         -----------------------------------------------------
         Consolidated...................................................  $ 203,238      $ 99,478      $320,463      $183,046
                                                                         =====================================================

                                            THREE MONTHS ENDED JULY 31,  SIX MONTHS ENDED JULY 31,
                                            ------------------------------------------------------
                                                 2000          1999         2000          1999
                                            ------------------------------------------------------
                                                                     REVENUES
                                            ------------------------------------------------------

      Commercial Group ...................     $131,288      $102,909   $  243,501    $  209,935
      Residential Group ..................       36,798        38,623       73,662        72,900
      Land Group .........................        6,682        10,433       16,329        16,069
      Lumber Trading Group (1) ...........       26,190        46,847       53,941        81,473
      Corporate ..........................          183           139          326           268
                                               -------------------------------------------------
          Consolidated ...................     $201,141      $198,951   $  387,759    $  380,645
                                               =================================================

                                                                         THREE MONTHS ENDED JULY 31, SIX MONTHS ENDED JULY 31,
                                                                         -----------------------------------------------------
                                                                             2000          1999          2000         1999
                                                                         -----------------------------------------------------
                                                                                           INTEREST EXPENSE
                                                                         -----------------------------------------------------

      Commercial Group ...................                                $  30,335      $ 23,796      $ 56,863      $ 47,851
      Residential Group ..................                                    6,596         7,742        12,626        14,227
      Land Group .........................                                    1,395         1,893         2,826         4,026
      Lumber Trading Group (1) ...........                                    1,702         1,314         3,277         2,416
      Corporate ..........................                                    8,012         6,354        15,474        12,224
                                                                         -----------------------------------------------------
          Consolidated ...................                                $  48,040      $ 41,099      $ 91,066      $ 80,744
                                                                         =====================================================

                                                      DEPRECIATION AND AMORTIZATION EXPENSE
                                               -------------------------------------------------
      Commercial Group ...................     $ 17,948      $ 16,875   $   35,221    $   32,045
      Residential Group ..................        3,931         5,692        7,775         9,766
      Land Group .........................           91            31          156            56
      Lumber Trading Group ...............          588           521        1,169         1,006
      Corporate ..........................          337           248          576           470
      Provision for decline in real estate
           and other .....................
      Gain on disposition of properties
           and other investments .........
                                               -------------------------------------------------
          Consolidated ...................     $ 22,895      $ 23,367   $   44,897    $   43,343
                                               =================================================

                                                                               EARNINGS BEFORE INCOME TAXES (EBIT) (2)
                                                                         -----------------------------------------------------
      Commercial Group ...................                                $  12,045      $  9,869      $ 26,324      $ 21,688
      Residential Group ..................                                   18,022         6,546        28,867        12,646
      Land Group .........................                                   (1,594)       (3,677)       (3,863)       (6,052)
      Lumber Trading Group ...............                                     (363)        5,081           468         7,898
      Corporate ..........................                                  (11,853)       (9,550)      (22,035)      (18,728)
      Provision for decline in real estate
           and other .....................                                   (1,231)            -        (1,231)            -
      Gain on disposition of properties
           and other investments .........                                   25,821             -        56,542             -
                                                                         ----------------------------------------------------
          Consolidated ...................                                $  40,847      $  8,269      $ 85,072      $ 17,452
                                                                         ====================================================

                                                                               EARNINGS BEFORE DEPRECIATION, AMORTIZATION
                                                                                       AND DEFERRED TAXES (EBDT)
                                                                         ------------------------------------------------------
     Commercial Group...................................................   $ 21,509      $ 23,550      $ 45,483       $ 48,008
     Residential Group..................................................     20,204         9,603        32,650         18,467
     Land Group.........................................................       (964)       (2,248)       (2,335)        (3,708)
     Lumber Trading Group...............................................       (274)        3,109           153          4,801
     Corporate..........................................................     (8,342)       (5,035)      (13,625)       (11,459)
                                                                         ------------------------------------------------------
         Consolidated...................................................     32,133        28,979        62,326         56,109

     RECONCILIATION TO NET EARNINGS:
     Depreciation and amortization - Real Estate Groups.................    (21,878)      (22,567)      (42,995)       (41,811)
     Deferred taxes - Real Estate Groups................................     (4,445)       (1,672)       (7,948)        (4,264)
     Straight-line rent adjustment......................................      2,851            -          5,254              -
     Provision for decline in real estate and other, net of tax.........       (744)           -           (744)             -
     Gain on disposition of properties and other investments, net of tax     38,916            -         58,489              -
     Extraordinary gain, net of tax.....................................          -            -              -            214
                                                                         ------------------------------------------------------
         Net earnings...................................................   $ 46,833       $ 4,740      $ 74,382       $ 10,248
                                                                         ======================================================

(1) The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended July 31, 2000 and 1999 were approximately $722,000 and $1,105,000, respectively. Sales invoiced for the six months July 31, 2000 and 1999 were approximately $1,530,000 and $1,974,000, respectively.

(2) See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of operations for the six months ended July 31, 2000 are not necessarily indicative of results of operations which may be expected for the full year.

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

The Company's EBDT for the second quarter of 2000 grew by 10.9% to $32,133,000 from $28,979,000 in the second quarter of 1999. EBDT for the six months ended July 31, 2000 grew by 11.1% to $62,326,000 from $56,109,000 for the six months ended July 31, 1999. The increase in EBDT was the result of improved results from increasing rental rates in existing properties and the opening or acquisition of fifteen new properties in the last eighteen months.

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

NET OPERATING INCOME FROM REAL ESTATE GROUPS - NOI for the combined Commercial Group and Residential Group ("Real Estate Groups") for the second quarter of 2000 was $86,025,000 compared to $70,520,000 for the second quarter of 1999, a 22% increase. NOI for the Real Estate Groups for the six months ended July 31, 2000 was $162,421,000 compared to $138,223,000 for the six months ended July 31, 1999, a 17.5% increase.

Commercial Group

REVENUES - Revenues for the Commercial Group increased $24,951,000, or 24.2%, to $127,860,000 in the second quarter of 2000 from $102,909,000 in the second quarter of 1999. This increase was primarily the result of the openings of new properties during 1999 and 2000 and increased rental rates in existing properties. Revenues increased from the openings of The Promenade in Temecula, a 795,000 square-foot regional mall in Temecula, California ($1,858,000), several openings in the Company's urban retail portfolio in the boroughs of New York City including Columbia Park Center, 42nd Street, Hunting Park, Court Street, Forest Avenue, Eastchester, and Kaufman Studios ($4,963,000), improved operations at The Avenue at Tower City Center in Cleveland, Ohio ($513,000) and Pavilion in San Jose, California ($810,000), and an expansion at Ballston Common Mall, a shopping center in Arlington, Virginia ($268,000). Revenues also increased from the hotel portfolio ($7,829,000) including the newly-opened Embassy Suites Hotel at Battery Park City and Times Square Hilton, which were added to the existing portfolio which includes Liberty Center Hotel, Sheraton Station Square, Ritz Carlton Hotel, and the University Park Hotel at MIT. Revenues also increased as a result of increased land sales of $6,293,000 in the second quarter of 2000 as compared to the same period in 1999. The balance of the increase in revenues in the Commercial Group (approximately $3,600,000) was generally due to overall improved results of mature properties. These increases were partially offset by the dispositions of Tucson Place ($260,000) in 2000 and Rolling Acres ($992,000) in 1999.

Revenues for the Commercial Group increased $27,225,000, or 13.0%, to $237,160,000 in the first half of 2000 from $209,935,000 in the first half of 1999. This increase was primarily due to the openings of new properties during 1999 and 2000 and increased rental rates in existing properties. Revenues increased from the openings of The Promenade in Temecula ($3,830,000), Millennium ($1,050,000), several openings in the Company's urban retail portfolio in the boroughs of New York City including Columbia Park Center, 42nd Street, Hunting Park, Court Street, Forest Avenue, Eastchester, and Kaufman Studios ($9,772,000),
improved operations at The Avenue at Tower City Center ($1,471,000) and Pavilion ($1,506,000), and an expansion at Ballston Common Mall ($747,000). Revenues also increased from the hotel portfolio ($8,040,000) including the newly opened Embassy Suites Hotel at Battery Park City and Times Square Hilton, which were added to the existing portfolio which includes Liberty Center Hotel, Sheraton Station Square, Ritz Carlton Hotel, and the University Park Hotel at MIT. The increases were partially offset by a net decrease in land sales of $1,908,000 in the first six months of 2000 as compared to the same period in 1999 and the dispositions of Tucson Place ($185,000) in 2000 and Rolling Acres ($2,075,000) in 1999. The balance of the increase in revenues in the Commercial Group (approximately $7,700,000) was generally due to overall improved results of mature properties.

OPERATING AND INTEREST EXPENSES - Operating expenses for the Commercial Group increased $18,015,000, or 34.4%, to $70,384,000 in the second quarter of 2000 from $52,369,000 in the second quarter of 1999. This increase was attributable primarily to costs associated with The Promenade in Temecula ($802,000), and the New York City urban portfolio ($1,063,000). Operating expenses also increased as a result of increased revenues at The Avenue at Tower City Center ($568,000), the hotel portfolio ($6,095,000), and increased land sales in 2000 compared to 1999 ($6,835,000). The balance of the change in operating expenses is a result of an increase of approximately $3,900,000 in mature properties compared to the same period in 1999. These increases were partially offset by savings realized through the dispositions of Tucson Place and Rolling Acres ($656,000). Interest expense increased by $6,539,000, or 27.5%, to $30,335,000 in the second quarter of 2000 from $23,796,000 in the second quarter of 1999. This increase was primarily attributable to 1999 and 2000 additions to the Commercial Group portfolio.

Operating expenses for the Commercial Group increased $15,656,000, or 14.4%, to $124,007,000 in the first half of 2000 from $108,351,000 in the first half of 1999. This increase was attributable primarily to costs associated with the opening of The Promenade in Temecula ($1,594,000), Millennium ($1,325,000), and the New York City urban portfolio ($3,732,000). Operating expenses also increased as a result of increased revenues in the hotel portfolio ($7,257,000), and The Avenue at Tower City Center ($1,213,000). These increases in expenses were partially offset by the dispositions of Tucson Place and Rolling Acres ($1,315,000). The balance of the change in operating expenses is a result of an increase of approximately $2,500,000 in mature properties compared to the same period in 1999. Interest expense increased by $9,012,000, or 18.8%, to $56,863,000 in the first half of 2000 from $47,851,000 in the first half of 1999. This increase was primarily attributable to 1999 and 2000 additions to the Commercial Group portfolio.

RESIDENTIAL GROUP

REVENUES - Revenues for the Residential Group decreased by $1,825,000, or 4.7%, to $36,798,000 in the second quarter of 2000 from $38,623,000 in the second quarter of 1999. This decrease was primarily attributable to the dispositions in the first quarter of 2000 of Studio Colony, a 450-unit apartment building in Los Angeles, California ($1,488,000) and Highlands, a 556-unit apartment building in Grand Terrace, California ($1,024,000).

These decreases were partially offset by an increase as a result of the acquisition of Mount Vernon Square, a 1,387-unit apartment community in Alexandria, Virginia ($1,237,000).

Revenues for the Residential Group increased by $762,000, or 1.0%, to $73,662,000 in the first half of 2000 from $72,900,000 in the first half of 1999. This increase was primarily the result of the collection of a fully-reserved note receivable from a syndicated senior citizen subsidized apartment property ($2,159,000), the acquisition of Mount Vernon Square ($1,237,000) and general rental rate and occupancy increases for mature properties of approximately $1,200,000. These increases were partially offset by the dispositions in the first quarter of 2000 of Studio Colony ($2,255,000) and Highlands ($1,838,000).

OPERATING AND INTEREST EXPENSES - Operating expenses for the Residential Group decreased by $10,394,000, or 55.8%, to $8,249,000 in the second quarter of 2000 from $18,643,000 in the second quarter of 1999. The decrease in operating expenses was primarily due to a reduction in a reserve for collection of a note receivable from Millender Center ($10,275,000), and property dispositions of Studio Colony ($645,000) and Highlands ($454,000). These decreases were partially offset by the acquisition of Mount Vernon Square ($392,000). Interest expense decreased by $1,146,000, or 14.8%, to $6,596,000 in the second quarter of 2000 from $7,742,000 in the second quarter of 1999. This decrease in interest expense was primarily due to dispositions of Studio Colony and Highlands.

Operating expenses for the Residential Group decreased by $11,867,000, or 32.7%, to $24,394,000 in the first half of 2000 from $36,261,000 in the first half of 1999. The decrease in operating expenses was primarily due to a reduction in a reserve for collection of a note receivable from Millender Center ($10,775,000), property dispositions of Studio Colony ($847,000) and Highlands ($770,000). These decreases were partially offset by the acquisition of Mount Vernon Square ($392,000). Interest expense decreased by $1,601,000, or 11.3%, to $12,626,000 in the first half of 2000 from $14,227,000 in the first half of 1999. This decrease in interest expense was primarily due to dispositions of Studio Colony and Highlands.

Land Group

REVENUES - Revenues for the Land Group decreased by $3,751,000 to $6,682,000 in the second quarter of 2000 from $10,433,000 in the second quarter of 1999. This decrease was primarily the result of land sale activity in 1999 at the following projects that did not recur in 2000: The Cascades, 17-acre commercial development in Brooklyn, Ohio ($1,269,000); various projects owned by Granite Development Partners ($1,073,000); Silver Lakes in Fort Lauderdale, Florida ($921,000); Westwood Lakes in Tampa, Florida ($256,000); Greens at Birkdale Village in Huntersville, North Carolina ($168,000).

Revenues for the Land Group increased by $260,000 to $16,329,000 in the first half of 2000 from $16,069,000 in the first half of 1999. This increase was primarily the result of increases at Canterberry Crossing, a 470-acre residential golf course community in Parker, Colorado ($1,852,000), Westwood Lakes ($1,318,000), and various projects owned by Granite Development Partners ($1,265,000). These increases were partially offset by decreases in land sale activity in 1999 at the following projects that did not recur in 2000: The Cascades ($2,203,000), Greens at Birkdale Village ($1,159,000), and Silver Lakes

($588,000). Sales of land and related earnings vary from period to period depending on management's decisions regarding the disposition of significant land holdings.

OPERATING AND INTEREST EXPENSES - Operating expenses decreased by $5,337,000 for the second quarter of 2000 to $6,881,000 from $12,218,000 for the second quarter of 1999. The decrease in operating expenses was due to a decrease in costs relating to decreased land sales at The Cascades ($987,000), Granite Devlopment Partners ($2,520,000), Silver Lakes ($856,000), Westwood Lakes ($148,000), and Greens at Birkdale Village ($326,000).

Operating expenses decreased by $730,000 for the first half of 2000 to $17,366,000 from $18,096,000 for the first half of 1999. This decrease in operating expenses for the first half of the year was due to a decrease in costs relating to decreased land sales at The Cascades ($1,689,000), Greens at Birkdale Village ($1,060,000), and Silver Lakes ($714,000). These decreases were partially offset by increases at various projects owned by Granite Development Partners ($1,260,000), Canterberry Crossing ($1,508,000), and Westwood Lakes ($872,000).

Interest expense decreased by $498,000 in the second quarter of 2000 to $1,395,000 from $1,893,000 in the second quarter of 1999. Interest expense decreased by $1,200,000 in the first half of 2000 to $2,826,000 from $4,026,000 in the first half of 1999. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Group.

Lumber Trading Group

REVENUES - Revenues for the Lumber Trading Group decreased by $20,657,000 in the second quarter of 2000 to $26,190,000 from $46,847,000 in the second quarter of 1999. Revenues for the Lumber Trading Group decreased by $27,532,000 in the first half of 2000 to $53,941,000 from $81,473,000 in the first half of 1999. These decreases were primarily due to decreased lumber trading margins and a decrease in lumber trading volume as a result of declining market conditions.

OPERATING AND INTEREST EXPENSES - Operating expenses for the Lumber Trading Group decreased by $15,600,000 in the second quarter of 2000 to $24,852,000 from $40,452,000 in the second quarter of 1999. Operating expenses for the Lumber Trading Group decreased by $20,962,000 in the first half of 2000 to $50,197,000 from $71,159,000 in the first half of 1999. The decreases in the second quarter and first half of 2000 reflected lower variable expenses due to decreased trading margins and volume compared to 1999.

Interest expense increased by $388,000 in the second quarter of 2000 to $1,702,000 from $1,314,000 in the second quarter of 1999. Interest expense increased by $861,000 in the first half of 2000 to $3,277,000 from $2,416,000 in the first half of 1999.

CORPORATE ACTIVITIES

REVENUES - Corporate Activities' revenues increased $44,000 in the second quarter of 2000 to $183,000 from $139,000 in the second quarter of 1999. Corporate Activities' revenues increased $58,000 in the first half of 2000 to $326,000 from $268,000 in the first half of 1999. Corporate Activities' revenues consist primarily of interest income from investments made by the Company and vary from year to year depending on interest rates and the amount of loans outstanding.

OPERATING AND INTEREST EXPENSES - Operating expenses for Corporate Activities increased $690,000 in the second quarter of 2000 to $4,024,000 from $3,334,000 in the second quarter of 1999. Operating expenses for Corporate Activities increased $116,000 in the first half of 2000 to $6,887,000 from $6,771,000 in the first half of 1999. These increases represent additional general corporate expenses. Interest expense increased $1,658,000 in the second quarter of 2000 to $8,012,000 from $6,354,000 in the second quarter of 1999. Interest expense increased $3,250,000 in the first half of 2000 to $15,474,000 from $12,224,000 in the first half of 1999. Corporate Activities' interest expense consists primarily of interest expense on the 8.50% Senior Notes (issued on March 16, 1998) and the Revolving Credit Agreement that has not been allocated to a principal business group (see "Financial Condition and Liquidity").

OTHER TRANSACTIONS

PROVISION FOR DECLINE IN REAL ESTATE AND OTHER- During the second quarter of 2000, the Company recorded a Provision for Decline in Real Estate and Other of $1,231,000 ($744,000 net of tax) related to the write-down to estimated net realizable value of Commercial Group's investment in Canton Centre Mall in Canton, Ohio.

GAIN ON DISPOSITION OF PROPERTIES AND OTHER INVESTMENTS - Gain on disposition of properties and other investments for the second quarter of 2000 totaled $25,821,000. The Company recognized a $8,599,000 gain on the disposition of Tucson Place, a shopping center in Tucson, Arizona. The Company also recognized gains totaling $17,276,000 from the sale of available-for-sale equity securities. No properties or other investments were disposed of during the second quarter of 1999.

Gain on disposition of properties and other investments for the first half of 2000 totaled $56,542,000. The Company recognized gains on the disposition of two apartment communities in California: Studio Colony ($26,251,000) and Highlands ($578,000); and Tucson Place ($8,599,000). Additionally, gains of $21,114,000 were recognized from the sale of available-for-sale equity securities. No properties or other investments were disposed of during the first half of 1999.

EXTRAORDINARY GAIN - There was no extraordinary gain for the first half of 2000. Extraordinary gain, net of tax, totaled $214,000 for the first half of 1999, all of which occurred in the first quarter representing extinguishment of $353,000 of non-recourse debt related to Plaza at Robinson Town Centre in Pittsburgh, Pennsylvania.

INCOME TAXES - Income tax (benefit) expense for the second quarter of 2000 and 1999 totaled $(5,986,000) and $3,529,000, respectively. Income tax expense for the first half of 2000 and 1999 totaled $10,690,000 and $7,418,000, respectively.

The Company recorded net deferred income tax benefits of $12,199,000 in the second quarter of 2000, comprised of net deferred income tax expense of $10,388,000 incurred in the normal course of business offset by a deferred income tax benefit of $22,587,000. This benefit represented a reversal of a portion of a deferred tax liability recorded in 1994 relating to the cancellation of debt income of Park Labrea Towers, a residential property which was sold that same year. The Company reversed a portion of this deferred tax liability and recognized a deferred tax benefit of $1,002,000 in the first quarter of 2000 and $1,677,000 in the fourth quarter of 1999, for a total reversal of the original deferred tax liability of $25,266,000.

In certain situations that applied to Park Labrea Towers in 1994, the Internal Revenue Code allowed for the deferral of cancellation of debt income. As a result of certain steps taken by the Company in the respective periods above, the deferred income will never be recognized for tax purposes and, accordingly, the related deferred tax liability was reversed.

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

EBDT - Earnings Before Depreciation, Amortization and Deferred Taxes ("EBDT") consists of earnings before extraordinary gain, excluding the following items:
i) provision for decline in real estate and other; ii) gain (loss) on disposition of properties; iii) beginning in 2000, the adjustment to recognize rental revenues using the straight-line method; and iv) noncash charges from Forest City Rental Properties Corporation for depreciation, amortization and deferred income taxes. The provision for decline in real estate and other is excluded from EBDT because it is a non-cash item that varies from year to year based on factors unrelated to the Company's overall financial performance. The Company excludes gain (loss) on the disposition of properties from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of properties other than commercial land or land held by the Land Group as nonrecurring items. Extraordinary items are generally the result of the restructuring of nonrecourse debt obligations and are not considered to be a component of the Company's operating results. The adjustment to recognized rental revenues and rental expenses on the straight-line method is excluded because it is management's opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are non-cash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are a non-cash item.

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

REVOLVING CREDIT FACILITY - At July 31, 2000, the Company had $175,500,000 outstanding under its revolving credit facility. On August 9, 2000, the Company increased its revolving credit facility to $265,000,000 from $200,000,000 with ten participating banks. The Company's revolving credit facility matures March 31, 2003, unless extended, and allows for up to a combined amount of $30,000,000 in outstanding letters of credit or surety bonds ($9,974,990 and $17,175,000, respectively, at July 31, 2000). The outstanding letters of credit reduce the credit available to the Company. Annually, within 60 days after January 31, the revolving credit facility may be extended by unanimous consent of the participating banks. At its maturity date, the outstanding revolving credit loans, if any, may be converted by the Company to a four-year term loan. The revolving credit available is reduced quarterly by $2,500,000, beginning October 1, 2000.

The revolving credit facility provides, among other things, for: 1) interest rates of 2.125% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined); and 3) restriction on dividend payments. Prior to August 9, 2000, the revolving credit facility had similar terms and a December 10, 2001 maturity date.

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

MORTGAGE REFINANCINGS

During the six months ended July 31, 2000, the Company completed $265,400,000 in financings, including $15,800,000 in refinancings, $72,300,000 in acquisitions and $177,300,000 for new development projects. Additionally, the Company sold four properties which reduced total mortgage debt by $89,300,000. The Company continues to seek long-term fixed rate debt for those project loans which mature within the next 12 months. In addition, the Company is actively seeking permanent financing for those projects which will begin operations within the next 12 months, generally pursuing long-term fixed rate loans.

INTEREST RATE EXPOSURE

         At July 31, 2000, the composition of nonrecourse mortgage debt is as follows:

                                               Amount                  Rate(1)
                                        --------------------------------------
                                           (in thousands)

         Fixed                            $ 1,753,221                  7.51%
         Variable -
            Capped (2)                        550,609                  8.61%
            Tax-Exempt                        104,903                  5.22%
         UDAG and other
         subsidized loans (fixed)              69,852                  2.65%
                                        -------------
                                          $ 2,478,585                  7.52%
                                        =============

(1) The weighted average interest rates shown above include both the base index and the lender margin.

(2) The $550,609 of capped debt is protected with $651,280 of LIBOR caps as described below.

Debt related to projects under development at July 31, 2000 totals $261,663,000, out of a total commitment from lenders of $503,915,000. Of this outstanding debt, $251,355,000 is variable-rate debt and $10,308,000 is fixed-rate debt. The Company generally borrows funds for development and construction projects with maturities of two-to-five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

The Company generally attempts to obtain interest rate protection for the taxable variable-rate debt with a maturity in excess of one year. The Company has purchased 6.64% and 6.88% LIBOR interest rate caps for its variable-rate mortgage debt in the amount of $651,280,000 and $543,019,000, respectively, for the years ending January 31, 2001 and 2002. In August 2000, the Company further purchased 7.75% LIBOR interest rate caps in the amount of $400,000,000 for the year ending January 31, 2003. In addition, 3-year LIBOR caps were purchased at strike rates ranging from 6.75% - 8.00% to protect the portfolio, in the aggregate amount of $372,854,000 with start dates from July 2000 through February 2003. The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt.

In order to mitigate upward fluctuations in long-term interest rates, the Company has entered into Treasury Options. The Company owns $308,669,000 of 10-year Treasury Options at strike rates ranging from 6.00% - 7.00% with exercise dates ranging from November 2000 to September 2002, of which $16,100,000 was purchased in August 2000. Additionally, the Company owns $22,500,000 of 5-year Treasury Options at a strike rate of 7.00% with an exercise date of August 2001. The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged only 3.62% and has never exceeded 7.90%.

At July 31, 2000, a 100 basis point increase in taxable interest rates would have no effect to the annual pre-tax interest cost of the Company's taxable variable-rate debt due to the 6.50% aggregate LIBOR caps that are in place for fiscal year 2000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company's tax-exempt variable-rate debt by approximately $1,049,000.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with two revolving lines of credit and an asset securitization facility.

At July 31, 2000, Lumber Trading Group's two revolving lines of credit totaled $87,000,000, expiring June 30, 2001. These credit lines are secured by the assets of the Lumber Trading Group and are used to finance its working capital needs. At July 31, 2000, no borrowings were outstanding under these revolving lines of credit.

In July 1999, Lumber Trading Group renewed their asset securitization facility for three years to expire July 19, 2002. This securitization facility works through a consolidated subsidiary of the Lumber Trading Group, a special-purpose entity, which sells fractional interests in a defined pool of accounts receivable to a financial institution. This special-purpose entity owns all of its assets as a separate corporate entity with its own separate creditors that will be entitled to be satisfied prior to any value in this entity becoming available to its stakeholders. The underlying agreement accommodates up to $100,000,000 of such sales and is supported by a liquidity bank agreement. At July 31, 2000, the Company had received $72,000,000 in net proceeds from this agreement.

These credit facilities are without recourse to the Company. The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group's liquidity needs.

CASH FLOWS

Net cash provided by operating activities totaled $48,958,000 and $17,999,000 for the first half of 2000 and 1999, respectively. The increase was a result of an increase of $93,605,000 in rents and other revenues received, partially offset by an increase of $49,392,000 in operating expenditures (primarily from a decrease in accounts payable), an increase of $10,150,000 in interest paid, and an increase of $3,859,000 in land development expenditures.

Net cash used in investing activities totaled $161,613,000 and $193,337,000 for the first half of 2000 and 1999, respectively. Capital expenditures, other than development and acquisition activities, totaled $21,622,000 and $17,283,000 (including both recurring and investment capital expenditures) in the first half of 2000 and 1999, respectively and were financed with cash on hand at the beginning of the year. The Company invested $276,210,000 and $154,554,000 in acquisition and development of real estate projects in the first half of 2000 and 1999, respectively. These expenditures were financed with cash on hand at the beginning of the year, cash provided by operating activities, approximately $156,000,000 and $99,000,000 in new mortgage indebtedness incurred in the first half of 2000 and 1999, respectively, borrowings under the revolving credit facility and proceeds from the refinancing of existing properties. The Company invested $21,500,000 in investments in and advances to affiliates in the first half of 1999 primarily related to New York City area urban development ($7,605,000) and in several residential properties accounted for on the equity method ($15,245,000). During the first half of 2000, $131,269,000 was collected in proceeds from dispositions of two residential apartment properties, Studio Colony and Highlands, one commercial shopping center property, Tucson Place, and the sale of available-for-sale equity securities all of which were partially used to reduce total mortgage debt by $89,300,000 (see "Mortgage Refinancings").

Net cash provided by financing activities totaled $62,326,000 and $150,597,000 in the first half of 2000 and 1999, respectively. The Company's refinancing of mortgage indebtedness is discussed above in "Mortgage Refinancings" and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the first half of 2000 also reflected a decrease in restricted cash of $10,483,000 primarily from the release of the collateral deposit held for the acquisition of Mount Vernon Square. Additionally, net cash used in financing for the first half of 2000 also reflected a decrease in book overdrafts of $12,673,000 (representing checks issued but not yet paid) and a net decrease of $28,730,000 in notes payable (primarily comprised of a $21,486,000 reduction in borrowings outstanding against the line of credit in the Lumber Trading Group), payment of deferred financing costs of $8,461,000 and payment of $3,004,000 of dividends to shareholders. Net cash provided by financing activities for the first half of 1999 also reflected an increase of $4,607,000 in net borrowings under Lumber Trading Group's lines of credit, an increase of $5,276,000 in notes payable, a change in restricted cash and book overdrafts of $23,881,000 and payment of $2,399,000 of dividends.

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

INCREASED DIVIDEND

The first 2000 quarterly dividend of $.05 per share on shares of both Class A and Class B Common Stock was declared on March 10, 2000 and will be paid on June 15, 2000 to shareholders of record at the close of business on June 1, 2000. The second 2000 quarterly dividend of $.06 (representing a 20% increase over the previous quarter's dividend) per share on shares of both Class A and Class B Common Stock was declared on June 7, 2000 and will be paid on September 15, 2000 to shareholders of record at the close of business on September 1, 2000. The third 2000 quarterly dividend of $.06 per share of both Class A and Class B Common Stock was declared on September 6, 2000 and will be paid on December 15, 2000 to shareholders of record at the close of business on December 1, 2000.


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

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", to all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, the Company plans to implement SFAS 133 for the fiscal quarters in its fiscal year ending January 31, 2002. The effect of the adoption of SFAS 133 on the Company's financial statements cannot yet be determined since it will be subject to market conditions in place in 2001 and beyond.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which is an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company believes that this interpretation will have no material effect on its financial statements.

In January 2000, the FASB's Emerging Issues Task Force (EITF) released Abstract EITF 00-1, which discusses the "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures". In December 1999, the SEC released Staff Accounting Bulletin No. 101 that summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently assessing what impact, if any, these two releases may have on the Company's financial statements.

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

                  FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
               FOR THE SECOND QUARTER ENDED JULY 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                Commercial Group        Residential Group          Land Group
                                                             ---------------------    --------------------   ---------------------
                                                               2000         1999        2000        1999         2000        1999
                                                             ---------    --------    --------    --------   ---------    --------
Revenues                                                      $131,288    $102,909     $36,798     $38,623      $6,682     $10,433
Exclude straight-line rent adjustment                            3,428           -           -           -           -           -
                                                             ---------    --------    --------    --------   ---------    --------
Revenues excluding straight-line rent adjustment               127,860     102,909      36,798      38,623       6,682      10,433

Operating expenses,
   including depreciation and amortization for
   non-real estate Groups                                       70,961      52,369       8,249      18,643       6,881      12,218
Exclude straight-line rent adjustment                              577           -           -           -           -           -
                                                             ---------    --------    --------    --------   ---------    --------
Operating expenses excluding straight-line rent adjustment      70,384      52,369       8,249      18,643       6,881      12,218

Interest expense                                                30,335      23,796       6,596       7,742       1,395       1,893
Income tax provision                                             5,632       3,194       1,749       2,635        (630)     (1,430)
                                                             ---------    --------    --------    --------   ---------    --------
                                                               106,351      79,359      16,594      29,020       7,646      12,681
                                                             ---------    --------    --------    --------   ---------    --------


Earnings before depreciation, amortization
   and deferred taxes (EBDT)                                   $21,509     $23,550     $20,204      $9,603       ($964)    ($2,248)
                                                             =========    ========    ========    ========   =========    ========




                                                              Lumber Trading Group   Corporate Activities           Total
                                                             ---------------------    --------------------   ---------------------
                                                                2000        1999        2000        1999        2000        1999
                                                             ---------    --------    --------    --------   ---------    --------
Revenues                                                       $26,190     $46,847        $183        $139    $201,141    $198,951
Exclude straight-line rent adjustment                                -           -           -           -       3,428           -
                                                             ---------    --------    --------    --------   ---------    --------
Revenues excluding straight-line rent adjustment                26,190      46,847         183         139     197,713     198,951

Operating expenses,
   including depreciation and amortization for
   non-real estate Groups                                       24,852      40,452       4,024       3,334     114,967     127,016
Exclude straight-line rent adjustment                                -           -           -           -         577           -
                                                             ---------    --------    --------    --------   ---------    --------
Operating expenses excluding straight-line rent adjustment      24,852      40,452       4,024       3,334     114,390     127,016

Interest expense                                                 1,702       1,314       8,012       6,354      48,040      41,099
Income tax provision                                               (90)      1,972      (3,511)     (4,514)      3,150       1,857
                                                             ---------    --------    --------    --------   ---------    --------
                                                                26,464      43,738       8,525       5,174     165,580     169,972
                                                             ---------    --------    --------    --------   ---------    --------


Earnings before depreciation, amortization
   and deferred taxes (EBDT)                                    ($274)      $3,109     ($8,342)    ($5,035)    $32,133     $28,979
                                                             =========    ========    ========    ========   =========    ========



                                      Reconciliation to net earnings:

                                      Earnings before depreciation, amortization and deferred taxes (EBDT)    $ 32,133      28,979

                                      Depreciation and amortization - Real Estate Groups                       (21,878)    (22,567)

                                      Deferred taxes - Real Estate Groups                                       (4,445)     (1,672)

                                      Straight-line rent adjustment                                              2,851           -

                                      Provision for decline in real estate and other, net of tax                  (744)          -

                                      Gain on disposition of properties and other investments, net of tax       38,916           -

                                      Extraordinary gain, net of tax                                                 -           -
                                                                                                              --------     -------
                                      Net earnings                                                            $ 46,833     $ 4,740
                                                                                                              ========     =======

                  FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
          EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES
                 FOR THE SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                                               Commercial Group        Residential Group           Land Group
                                                             ---------------------    --------------------   ----------------------
                                                               2000         1999        2000        1999        2000         1999
                                                             ---------    --------    --------    --------   ---------    ---------

Revenues                                                      $243,501    $209,935     $73,662     $72,900     $16,329      $16,069
Exclude straight-line rent adjustment                            6,341           -           -           -           -            -
                                                             ---------    --------    --------    --------   ---------    ---------
Revenues excluding straight-line rent adjustment               237,160     209,935      73,662      72,900      16,329       16,069

Operating expenses,
   including depreciation and amortization for
   non-real estate Groups                                      125,094     108,351      24,394      36,261      17,366       18,096
Exclude straight-line rent adjustment                            1,087           -           -           -           -            -
                                                             ---------    --------    --------    --------   ---------    ---------
Operating expenses excluding straight-line rent adjustment     124,007     108,351      24,394      36,261      17,366       18,096

Interest expense                                                56,863      47,851      12,626      14,227       2,826        4,026
Income tax provision                                            10,807       5,725       3,992       3,945      (1,528)      (2,345)
                                                             ---------    --------    --------    --------   ---------    ---------
                                                               191,677     161,927      41,012      54,433      18,664       19,777
                                                             ---------    --------    --------    --------   ---------    ---------

Earnings before depreciation, amortization
   and deferred taxes (EBDT)                                   $45,483     $48,008     $32,650     $18,467     ($2,335)     ($3,708)
                                                             =========    ========    ========    ========   =========    =========


                                                             Lumber Trading Group     Corporate Activities           Total
                                                             ---------------------    --------------------   ---------------------
                                                                2000        1999        2000        1999        2000        1999
                                                             ---------    --------    --------    --------   ---------    ---------

Revenues                                                       $53,941     $81,473        $326        $268    $387,759     $380,645
Exclude straight-line rent adjustment                                -           -           -           -       6,341            -
                                                             ---------    --------    --------    --------   ---------    ---------
Revenues excluding straight-line rent adjustment                53,941      81,473         326         268     381,418      380,645

Operating expenses,
   including depreciation and amortization for
   non-real estate Groups                                       50,197      71,159       6,887       6,771     223,938      240,638
Exclude straight-line rent adjustment                                -           -           -           -       1,087            -
                                                             ---------    --------    --------    --------   ---------    ---------
Operating expenses excluding straight-line rent adjustment      50,197      71,159       6,887       6,771     222,851      240,638

Interest expense                                                 3,277       2,416      15,474      12,224      91,066       80,744
Income tax provision                                               314       3,097      (8,410)     (7,268)      5,175        3,154
                                                             ---------    --------    --------    --------   ---------    ---------
                                                                53,788      76,672      13,951      11,727     319,092      324,536
                                                             ---------    --------    --------    --------   ---------    ---------

Earnings before depreciation, amortization
   and deferred taxes (EBDT)                                      $153      $4,801    ($13,625)   ($11,459)    $62,326      $56,109
                                                             =========    ========    ========    ========   =========    =========



                                 Reconciliation to net earnings:

                                 Earnings before depreciation, amortization and deferred taxes (EBDT)          $62,326      $56,109

                                 Depreciation and amortization - Real Estate Groups                            (42,995)     (41,811)

                                 Deferred taxes - Real Estate Groups                                            (7,948)      (4,264)

                                 Straight-line rent adjustment                                                   5,254            -

                                 Provision for decline in real estate and other, net of tax                       (744)           -

                                 Gain on disposition of properties and other investments, net of tax            58,489            -

                                 Extraordinary gain, net of tax                                                      -          214

                                                                                                             ---------    ---------
                                 Net earnings                                                                  $74,382      $10,248
                                                                                                             =========    =========

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Company's primary market risk exposure is interest rate risk. At July 31, 2000, the Company had $831,012,000 of variable-rate debt outstanding. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

The Company has purchased London Interbank Offered Rate ("LIBOR") interest rate caps as follows.


                                                             Principal
Strike Rate                    Period                       Outstanding
----------------------------------------------------------------------------
                                                          (in thousands)

7.25%                    01/20/00 - 01/19/01                 $ 72,270
6.50%                    02/01/00 - 01/31/01                  579,010
7.50%                    07/01/00 - 05/01/03                   12,905
6.50%                    02/01/01 - 07/31/01                  316,282
7.00%                    08/01/01 - 01/31/02                  298,082
7.00%                    02/01/01 - 01/31/02                  226,737
7.75%                    02/01/02 - 01/31/03                  400,000*
6.75%                    09/01/00 - 08/31/03                   79,929
8.00%                    06/01/01 - 06/01/04                    8,960
8.00%                    11/01/01 - 10/31/04                  115,460
8.00%                    08/01/02 - 07/31/05                   21,700
8.00%                    02/01/03 - 01/31/06                  133,900

* Purchased in August 2000

The interest rate caps and swaps highlighted above were purchased to mitigate short-term variable interest rate risk. The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options as follows.

Strike Rate         Term               Exercise Date        Notional
--------------------------------------------------------------------------------
                   (years)                                 (in thousands)

6.72%                 10                  11/01/00          $ 25,550
7.00%                 10                  02/01/01            33,180
6.00%                 10                  04/10/01            41,252
7.00%                 10                  05/01/01            38,920
7.00%                 10                  06/01/01             7,200
6.00%                 10                  08/10/01            38,677
7.00%                 10                  11/01/01             9,030
7.00%                 10                  08/01/02            98,760
6.50%                 10                  09/03/02            16,100*
7.00%                  5                  08/01/01            22,500

* Purchased in August 2000

At July 31, 2000, the Company had $175,500,000 outstanding under its revolving credit facility. On August 9, 2000, the Company increased its revolving credit facility to $265,000,000 from $200,000,000 with ten participating banks. The increased credit facility bears interest at LIBOR plus 2.125%. The revolving credit available is reduced quarterly by $2,500,000, beginning October 1, 2000. In addition to the LIBOR interest rate caps summarized in the above table, the Company has hedged this revolving credit facility by purchasing a 6.50% LIBOR interest rate cap for 2000 and a 6.75% LIBOR interest rate cap for 2001 at notional amounts of $100,620,000 and $83,280,000, respectively.

The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. The carrying amount of the Company's total fixed-rate debt at July 31, 2000 was $2,023,072,000 compared to an estimated fair value of $1,892,560,000. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to a liability of approximately $1,997,110,000.

The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates.

                                                            EXPECTED MATURITY DATE
                                     --------------------------------------------------------------------
           LONG-TERM DEBT                 2000               2001             2002              2003
           --------------            --------------    --------------    --------------    --------------
FIXED:
    Fixed rate debt(1)               $  175,249,258    $   84,442,098    $  103,763,103    $   89,037,232
    Weighted average interest rate             7.58%             8.26%            7.60%              8.19%

    UDAG(1)                               1,028,081        10,490,505           551,684           173,777
    Weighted average interest rate             0.21%             7.99%             7.71%             3.04%

    Senior notes                                  -                 -                 -                 -
    Weighted average interest rate
                                     --------------    --------------    --------------    --------------


Total Fixed Rate Debt                   176,277,339        94,932,603       104,314,787        89,211,009
                                     --------------    --------------    --------------    --------------
VARIABLE:
    Variable rate debt(1)               267,031,945        29,191,972        74,527,755        76,963,704
    Weighted average interest rate

    Tax Exempt(1)                        28,400,000        36,503,049                 -                 -
    Weighted average interest rate

    Revolving Credit Facility                     -       175,500,000                 -                 -
    Weighted average interest rate
                                     --------------    --------------    --------------    --------------


Total Variable Rate Debt                295,431,945       241,195,021        74,527,755        76,963,704
                                     --------------    --------------    --------------    --------------

TOTAL LONG-TERM DEBT                 $  471,709,284    $  336,127,624    $  178,842,542    $  166,174,713
                                     ==============    ==============    ==============    ==============


                                          EXPECTED MATURITY DATE              TOTAL          FAIR MARKET
                                     --------------------------------      OUTSTANDING         VALUE
           LONG-TERM DEBT               2004             THEREAFTER          7/31/00          7/31/00
           --------------            --------------    --------------    --------------    --------------
FIXED:
    Fixed rate debt(1)               $   52,322,119    $1,248,406,920    $1,753,220,730    $1,664,354,108
    Weighted average interest rate             7.38%             7.39%             7.51%

    UDAG(1)                                 345,799        57,261,789        69,851,635        42,165,751
    Weighted average interest rate             1.64%             1.68%             2.65%

    Senior notes                                  -       200,000,000       200,000,000       186,040,000
    Weighted average interest rate                               8.50%             8.50%
                                     --------------    --------------    --------------    --------------


Total Fixed Rate Debt                    52,667,918     1,505,668,709     2,023,072,365     1,892,559,859
                                     --------------    --------------    --------------    --------------

VARIABLE:
    Variable rate debt(1)                22,381,579        80,512,226       550,609,181       550,609,181
    Weighted average interest rate                                                 8.61%

    Tax Exempt(1)                                 -        40,000,000       104,903,049       104,903,049
    Weighted average interest rate                                                 5.22%

    Revolving Credit Facility                     -                 -       175,500,000       175,500,000
    Weighted average interest rate                                                 8.63%
                                     --------------    --------------    --------------    --------------

Total Variable Rate Debt                 22,381,579       120,512,226       831,012,230       831,012,230
                                     --------------    --------------    --------------    --------------
TOTAL LONG-TERM DEBT                 $   75,049,497    $1,626,180,935    $2,854,084,595    $2,723,572,089
                                     ==============    ==============    ==============    ==============

    (1) Represents nonrecourse debt.


                                                              EXPECTED MATURITY DATE
                                     ---------------------------------------------------------------------
               LONG-TERM DEBT               1999              2000              2001              2002
               --------------        ---------------    --------------    --------------    --------------
FIXED:
    Fixed rate debt(1)               $   140,808,357    $   95,188,201    $   80,954,627    $   61,686,746
    Weighted average interest rate              7.40%             8.08%             8.25%             7.66%

    UDAG(1)                                   25,256         1,049,021        10,481,224           541,722
    Weighted average interest rate              6.92%             0.35%             7.99%             7.73%

    Senior notes                                   -                 -                 -                 -
    Weighted average interest rate
                                     ---------------    --------------    --------------    --------------


Total Fixed Rate Debt                    140,833,613        96,237,222        91,435,851        62,228,468
                                     ---------------    --------------    --------------    --------------

VARIABLE:
    Variable rate debt(1)(2)              75,267,651       126,848,431        22,891,971        99,755,580
    Weighted average interest rate

    Tax Exempt(1)                                  -        55,980,001        32,684,748                 -
    Weighted average interest rate

    Revolving Credit Facility                      -       127,000,000                 -                 -
    Weighted average interest rate
                                     ---------------    --------------    --------------    --------------


Total Variable Rate Debt                  75,267,651       309,828,432        55,576,719        99,755,580
                                     ---------------    --------------    --------------    --------------

TOTAL LONG-TERM DEBT                 $   216,101,264    $  406,065,654    $  147,012,570    $  161,984,048
                                     ===============    ==============    ==============    ==============

                                           EXPECTED MATURITY DATE              TOTAL           FAIR MARKET
                                     ---------------------------------      OUTSTANDING          VALUE
               LONG-TERM DEBT           2003              THEREAFTER         7/31/99            7/31/99
               --------------        ---------------    --------------    --------------    --------------
FIXED:
    Fixed rate debt(1)               $   85,688,438    $1,189,907,777    $1,654,234,146    $1,596,583,670
    Weighted average interest rate             8.20%             7.37%             7.51%

    UDAG(1)                                 163,085        57,623,142        69,883,450        42,981,870
    Weighted average interest rate             2.78%             1.57%             2.57%

    Senior notes                                  -       200,000,000       200,000,000       193,750,000
    Weighted average interest rate                               8.50%             8.50%
                                     ---------------    --------------    --------------    --------------


Total Fixed Rate Debt                    85,851,523     1,447,530,919     1,924,117,596     1,833,315,540
                                     ---------------    --------------    --------------    --------------


VARIABLE:
    Variable rate debt(1)(2)             50,150,167        20,028,711       394,942,511       394,942,511
    Weighted average interest rate                                                 7.01%

    Tax Exempt(1)                                 -        65,108,000       153,772,749       153,772,749
    Weighted average interest rate                                                 4.03%

    Revolving Credit Facility                     -                 -       127,000,000       127,000,000
    Weighted average interest rate                                                 7.18%
                                     ---------------    --------------    --------------    --------------


Total Variable Rate Debt                 50,150,167        85,136,711       675,715,260       675,715,260
                                     ---------------    --------------    --------------    --------------

TOTAL LONG-TERM DEBT                 $  136,001,690    $1,532,667,630    $2,599,832,856    $2,509,030,800
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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)   Exhibits

        3.1    -    Amended Articles of Incorporation adopted as of October 11,
                    1983, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983
                    (File No. 1-4372).

        3.2    -    Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

        3.3    -    Certificate of Amendment by Shareholders to the Articles of
                    Incorporation of Forest City Enterprises, Inc. dated June
                    24, 1997, incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-3 (Registration
                    No. 333-41437).

        3.4    -    Certificate of Amendment by Shareholders to the Articles of
                    Incorporation of Forest City Enterprises, Inc. dated June
                    16, 1998, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration
                    No. 333-61925).

        4.1    -    Form of Senior Subordinated Indenture between the Company
                    and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company's Registration
                    Statement on Form S-3 (Registration No. 333-22695).

        4.2    -    Form of Junior Subordinated Indenture between the Company
                    and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company's Registration
                    Statement on Form S-3 (Registration No. 333-22695).

        4.3    -    Form of Senior Subordinated Indenture between the Company
                    and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company's
                    Registration Statement on Form S-3 (Registration No.
                    333-41437).

        10.1   -    Credit Agreement, dated as of December 10, 1997, by and
                    among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1997
                    (File No. 1-4372).

        Exhibit
         Number                        Description of Document
       ----------                      -----------------------


        10.2    -   Guaranty of Payment of Debt, dated as of December 10, 1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.39 the Company's
                    Form 10-Q for the quarter ended October 31, 1997 (File No.
                    1-4372).

        10.3   -    First Amendment to Credit Agreement, dated as of January 20,
                    1998, by and among Forest City Rental Properties
                    Corporation, the banks named therein, KeyBank National
                    Association, as administrative agent, and National City
                    Bank, as syndication agent, incorporated by reference to
                    Exhibit 4.19 to the Company's Registration Statement on Form
                    S-3 (File No. 333-41437).

        10.4   -    First Amendment to Guaranty of Payment of Debt, dated as of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (File No.
                    333-41437).

        10.5   -    Letter Agreement, dated as of February 25, 1998, by and
                    among Forest City Enterprises, Inc., Forest City Rental
                    Properties Corporation, the banks named therein, KeyBank
                    National Association, as administrative agent, and National
                    City Bank, as syndication agent, incorporated by reference to Exhibit 4.21 to the Company's Registration Statement on
                    Form S-3 (File No. 333-41437).

        10.6   -    Second Amendment to Credit Agreement, dated as of March 6,
                    1998, by and among Forest City Rental Properties
                    Corporation, the banks named therein, KeyBank National
                    Association, as administrative agent, and National City
                    Bank, as syndication agent, incorporated by reference to
                    Exhibit 10.1 to the Company's Form 8-K, dated March 6, 1998
                    (File No. 1-4372).

        10.7   -    Second Amendment to Guaranty of Payment of Debt, dated as of
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

        10.45  -    First Amendment to Employment Agreement effective as of
                    February 28, 2000 between Forest City Enterprises, Inc. and
                    Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

        Exhibit
        Number                        Description of Document
        ------                        -----------------------

        10.46  -    First Amendment to Employment Agreement entered into
                    February 28, 2000 by and between Forest City Enterprises,
                    Inc. and Ronald A. Ratner, incorporated by reference to
                    Exhibit 10.46 to the Company's Form 10-K for the year ended
                    January 31, 2000 (File No. 1-4372).

        10.47  -    First Amendment to Employment Agreement entered into
                    February 28, 2000 by and between Forest City Enterprises,
                    Inc. and James A. Ratner, incorporated by reference to
                    Exhibit 10.47 to the Company's Form 10-K for the year ended
                    January 31, 2000 (File No. 1-4372).

        10.48  -    Second Amendment to Employment Agreement entered into
                    February 28, 2000 by and between Forest City Enterprises,
                    Inc. and Charles A. Ratner, incorporated by reference to
                    Exhibit 10.48 to the Company's Form 10-K for the year ended
                    January 31, 2000 (File No. 1-4372).

       *10.49  -    Employment Agreement entered into on May 3, 2000, effective
                    February 1, 2000, by the Company and James A. Ratner.

       *10.50  -    Employment Agreement entered into on May 3, 2000, effective
                    February 1, 2000, by the Company and Ronald A. Ratner.

       *10.51  -    First Amendment to Amended and Restated Credit Agreement,
                    dated August 9, 2000, by and among Forest City Rental
                    Properties Corporation, the banks named therein, KeyBank
                    National Association, as administrative agent, and National
                    City Bank, as syndication agent.

       *10.52  -    First Amendment to Amended and Restated Guaranty of Payment
                    of Debt, dated August 9, 2000, by and among Forest City
                    Enterprises, Inc., the banks named therein, KeyBank National
                    Association, as administrative agent, and National City
                    Bank, as syndication agent.

       *27     -   Financial Data Schedule.


----------

     *         -   Filed herewith.

(b) Reports on Form 8-K:

    None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FOREST CITY ENTERPRISES, INC.
                                                  (Registrant)



Date September 12, 2000              /s/ Thomas G. Smith
     ------------------                 -----------------------

                                         Thomas G. Smith, Senior Vice President
                                           and Chief Financial Officer

Date September 12, 2000              /s/ Linda M. Kane
     ------------------                   ----------------------------------

                                         Linda M. Kane, Vice President,
                                           Corporate Controller
                                         (Chief Accounting Officer)

                                   EXHIBIT INDEX

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
                           January 20, 1998, by and among Forest City Rental
                           Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-3 (File
                           No. 333-41437).

              10.4- First Amendment to Guaranty of Payment of Debt, dated as of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

              10.5    -    Letter Agreement, dated as of February 25, 1998, by
                           and among Forest City Enterprises, Inc., Forest City
                           Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to
                           Exhibit 4.21 to the Company's Registration Statement on Form S-3 (File No. 333-41437).

              10.6    -    Second Amendment to Credit Agreement, dated as of
                           March 6, 1998, by and among Forest City Rental
                           Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, dated March 6, 1998 (File No.
                           1-4372).

              10.7    -    Second Amendment to Guaranty of Payment of Debt,
                           dated as of March 6, 1998, by and among Forest City
                           Enterprises, Inc., the banks named therein, KeyBank
                           National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, dated March 6, 1998 (File No.
                           1-4372).

              Exhibit
              Number                       Description of Document
              ------                       -----------------------

              10.10   -    Supplemental Unfunded Deferred Compensation Plan for
                           Executives, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended January
                           31, 1997 (File No. 1-4372).

              10.11   -    Deferred Compensation Agreement between Forest City
                           Enterprises, Inc. and Thomas G. Smith, dated December
                           27, 1995, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended January
                           31, 1997 (File No. 1-4372).

              10.12   -    1994 Stock Option Plan, including forms of Incentive
                           Stock Option Agreement and Nonqualified Stock Option
                           Agreement, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended January
                           31, 1997 (File No. 1-4372).

              10.13   -    Employment Agreement entered into on April 6, 1998,
                           effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to
                           Exhibit 10.16 to the Form 10-K for the year ended
                           January 31, 1998 (File No.1-4372).

              10.14   -    First Amendment to Employment Agreement (dated April
                           6, 1998) entered into as of April 24, 1998 by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended January 31, 1998 (File No.
                           1-4372).

              10.17   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Deborah
                           Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey
                           Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                           1-4372).

              10.18   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Brian J.
                           Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated
                           June 26, 1996, incorporated by reference to Exhibit
                           10.20 to the Company's Form 10-K for the year ended
                           January 31, 1997 (File No. 1-4372).

              10.19   -    Letter Supplement to Split Dollar Insurance Agreement
                           and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises,
                           Inc., insuring the lives of Albert Ratner and Audrey
                           Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                           1-4372).

              Exhibit
              Number       Description of Document
              ------       -----------------------

              10.20   -    Letter Supplement to Split Dollar Insurance Agreement
                           and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City
                           Enterprises, Inc., insuring the lives of Albert
                           Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended January 31,
                           1997 (File No. 1-4372).


              10.21   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Albert B.
                           Ratner and James Ratner, Trustees under the Charles
                           Ratner 1992 Irrevocable Trust Agreement and Forest
                           City Enterprises, Inc., insuring the lives of Charles
                           Ratner and Ilana Horowitz (Ratner), dated November 2,
                           1996, incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended January
                           31, 1997 (File No. 1-4372).

              10.22   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Albert B.
                           Ratner and James Ratner, Trustees under the Charles
                           Ratner 1989 Irrevocable Trust Agreement and Forest
                           City Enterprises, Inc., insuring the life of Charles
                           Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                           1-4372).

              10.23   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Albert B.
                           Ratner and James Ratner, Trustees under the Max
                           Ratner 1988 Grandchildren's Trust Agreement and
                           Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company's Form
                           10-K for the year ended January 31, 1997 (File No.
                           1-4372).

              10.24   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Albert B.
                           Ratner and James Ratner, Trustees under the Max
                           Ratner 1988 Grandchildren's Trust Agreement and
                           Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company's Form
                           10-K for the year ended January 31, 1997 (File No.
                           1-4372).

              Exhibit
               Number                     Description of Document
             ---------                    ------------------------

              10.25   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Albert B.
                           Ratner and James Ratner, Trustees under the Max
                           Ratner 1988 Grandchildren's Trust Agreement and
                           Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company's Form
                           10-K for the year ended January 31, 1997 (File No.
                           1-4372).

              10.26   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Albert B.
                           Ratner and James Ratner, Trustees under the Max
                           Ratner 1988 Grandchildren's Trust Agreement and
                           Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company's Form
                           10-K for the year ended January 31, 1997 (File No.
                           1-4372).

              10.27   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Albert B.
                           Ratner and James Ratner, Trustees under the Charles
                           Ratner 1989 Irrevocable Trust Agreement and Forest
                           City Enterprises, Inc., insuring the life of Charles
                           Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                           1-4372).

              10.28   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Albert B.
                           Ratner and James Ratner, Trustees under the Charles
                           Ratner 1989 Irrevocable Trust Agreement and Forest
                           City Enterprises, Inc., insuring the life of Charles
                           Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                           1-4372).


              10.29   -    Split Dollar Insurance Agreement and Assignment of
                           Life Insurance Policy as Collateral between Albert B.
                           Ratner and James Ratner, Trustees under the Charles
                           Ratner 1989 Irrevocable Trust Agreement and Forest
                           City Enterprises, Inc., insuring the life of Charles
                           Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended January 31, 1997 (File No.
                           1-4372).

              Exhibit
              Number       Description of Document
              ------       -----------------------

              10.30   -    Letter Supplement to Split Dollar Insurance Agreement
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

              10.31   -    First Amendment to the 1994 Stock Option Plan dated
                           as of June 9, 1998, incorporated by reference to
                           Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration No. 333-61925).

              10.32   -    First Amendment to the forms of Incentive Stock
                           Option Agreement and Nonqualified Stock Option
                           Agreement, incorporated by reference to Exhibit 4.8
                           to the Company's Registration Statement on Form S-8
                           (Registration No.333-61925).

              10.33   -    Amended and Restated form of Stock Option Agreement,
                           effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1998 (File No.
                           1-4372).

              10.34   -    Third Amendment to Credit Agreement, dated as of
                           January 29, 1999, by and among Forest City Rental
                           Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent incorporation by reference to Exhibit 20.1 to the Company's Form 8-K, dated January 29, 1999 (File No.
                           1-4372).

              10.35   -    Third Amendment to Guaranty of Payment of Debt, dated
                           as of January 29, 1999, by and among Forest City
                           Enterprises, Inc., the banks named therein, KeyBank
                           National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated January 29, 1999 (File No.
                           1-4372).

              10.36   -    Subordination Agreement, dated as of January 29,
                           1999, by and among Forest City Enterprises, Inc., St.
                           Paul Fire and Marine Insurance Company, St. Paul
                           Mercury Insurance Company, St. Paul Guardian
                           Insurance Company, Seaboard Surety Company, Economy
                           Fire & Casualty Company, Asset Guaranty Insurance
                           Company, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to
                           Exhibit 20.3 to the Company's Form 8-K, dated January
                           29, 1999 (File No. 1-4372).

              Exhibit
              Number       Description of Document
              ------       -----------------------

              10.37   -    Dividend Reinvestment and Stock Purchase Plan,
                           incorporated by reference to Exhibit 10.42 to the Company's Form 10-K for the year ended January 31,
                           1999 (File No. 1-4372).

              10.38   -    Deferred Compensation Plan for Executives, effective
                           as of January 1, 1999, incorporated by reference to
                           Exhibit 10.43 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

              10.39   -    Deferred Compensation Plan for Nonemployee Directors,
                           effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended January 31, 1999 (File No.
                           1-4372).

              10.40   -    Amended and Restated Credit Agreement, dated as of
                           June 25, 1999, by and among Forest City Rental
                           Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.1 to the Company's Form 8-K, dated June 25, 1999 (File No.
                           1-4372).

              10.41   -    Amended and Restated Guaranty of Payment of Debt,
                           dated as of June 25, 1999, by and among Forest City
                           Enterprises, Inc., the banks named therein, KeyBank
                           National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated June 25, 1999 (File No.
                           1-4372).

              10.42   -    Employment Agreement entered into on May 31, 1999,
                           effective January 1, 1999, by the Company and Albert
                           B. Ratner, incorporated by reference to Exhibit 10.47 to the Company's Form 10-Q for the quarter ended July
                           31,1999. (File No. 1-4372).

              10.43    -   Employment Agreement entered into on May 31, 1999,
                           effective January 1, 1999, by the Company and Samuel
                           H. Miller, incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the quarter ended July
                           31, 1999. (File No. 1-4372).

              10.44   -    Agreement (re death benefits) entered into on May 31,
                           1999, by the Company and Thomas G. Smith, incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q for the quarter ended October 31,
                           1999 (File No. 1-4372).

              Exhibit
              Number                 Description of Document
              ------                 -----------------------

              10.45   -    First Amendment to Employment Agreement effective as
                           of February 28, 2000 between Forest City Enterprises,
                           Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

              10.46   -    First Amendment to Employment Agreement entered into
                           February 28, 2000 by and between Forest City
                           Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to Exhibit 10.46 to the Company's Form
                           10-K for the year ended January 31, 2000 (File No.
                           1-4372).

              10.47   -    First Amendment to Employment Agreement entered into
                           February 28, 2000 by and between Forest City
                           Enterprises, Inc. and James A. Ratner, incorporated by reference to Exhibit 10.47 to the Company's Form
                           10-K for the year ended January 31, 2000 (File No.
                           1-4372).

              10.48   -    Second Amendment to Employment Agreement entered into
                           February 28, 2000 by and between Forest City
                           Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.48 to the Company's Form
                           10-K for the year ended January 31, 2000 (File No.
                           1-4372).

           *  10.49   -    Employment Agreement entered into on May 3, 2000,
                           effective February 1, 2000, by the Company and James
                           A. Ratner.

           *  10.50   -    Employment Agreement entered into on May 3, 2000,
                           effective February 1, 2000, by the Company and Ronald
                           A. Ratner.

           *  10.51   -    First Amendment to Amended and Restated Credit
                           Agreement, dated August 9, 2000, by and among Forest
                           City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent.

           *  10.52   -    First Amendment to Amended and Restated Guaranty of
                           Payment of Debt, dated August 9, 2000, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent.

           *  27      -    Financial Data Schedule.


----------------

           *          -    Filed herewith.