Form 10-Q
period 2000-10-31
FOREST CITY ENTERPRISES INC
filed 2000-12-14
CIK 38067

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements.
FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
RESULTS OF OPERATIONS
FINANCIAL CONDITION AND LIQUIDITY
SHELF REGISTRATION
DIVIDENDS
LEGAL PROCEEDINGS
NEW ACCOUNTING STANDARDS
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES Earnings Before Depreciation, Amortization and Deferred Taxes For the Third Quarter Ended October 31, 2000 and 1999 (in thousands)
FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES Earnings Before Depreciation, Amortization and Deferred Taxes For the Nine Months Ended October 31, 2000 and 1999 (in thousands)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
FAIR VALUE SUMMARY
PART II – OTHER INFORMATION
Item l. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit 27

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	October 31, 2000

Commission file number	1-4372

FOREST CITY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Ohio		34-0863886

(State or other jurisdiction of		(I.R.S. Employer

incorporation or organization)		Identification No.)

Terminal Tower	50 Public Square

Suite 1100	Cleveland, Ohio	44113

(Address of principal executive offices)		Zip Code

Registrant’s telephone number, including area code		216-621-6060

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
YES    X        NO _____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2000

Class A Common Stock, $.33 1/3 par value	19,378,331 shares

Class B Common Stock, $.33 1/3 par value	10,659,096 shares

FOREST CITY ENTERPRISES, INC.

Index

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets — October 31, 2000

(Unaudited) and January 31, 2000	3

Consolidated Statements of Earnings

(Unaudited) — Three Months and Nine Months

Ended October 31, 2000 and 1999	4

Consolidated Statements of Shareholders’ Equity

(Unaudited) — Nine Months Ended

October 31, 2000 and 1999	5

Consolidated Statements of Cash Flows (Unaudited) —

Nine Months Ended October 31, 2000 and 1999	6 - 7

Notes to Consolidated Financial Statements

(Unaudited)	8 - 12

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	13 - 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29 - 31

Part II. Other Information

Item 1. Legal Proceedings	32

Item 6. Exhibits and Reports on Form 8-K	33 - 41

Signatures	42

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2000	January 31, 2000

	(Unaudited)
Assets	(dollars in thousands, except per share data)
Real Estate
Completed rental properties	$3,222,019	$2,894,890

Projects under development	459,243	478,766

Land held for development or sale	53,610	52,852

Real Estate, at cost	3,734,872	3,426,508

Less accumulated depreciation	(586,492)	(547,479)

Total Real Estate	3,148,380	2,879,029

Cash and equivalents	69,023	97,195

Restricted cash	77,898	76,662

Notes and accounts receivable, net	211,903	226,749

Inventories	30,518	57,444

Investments in and advances to real estate affiliates	332,342	318,308

Other assets	150,505	159,087

	$4,020,569	$3,814,474

Liabilities and Shareholders’ Equity

Liabilities

Mortgage debt, nonrecourse	$2,589,431	$2,382,380

Accounts payable and accrued expenses	352,489	409,390

Notes payable	36,165	62,898

Long-term debt	182,500	167,000

8.5% Senior notes	200,000	200,000

Deferred income taxes	169,984	174,661

Deferred profit	35,621	31,639

Total Liabilities	3,566,190	3,427,968

Shareholders’ Equity

Preferred stock — convertible, without par value 5,000,000 shares authorized; no shares issued	—	—

Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized, 19,946,756 shares issued, 19,373,981 and 19,372,406 outstanding, respectively	6,649	6,649

Class B, convertible, 36,000,000 shares authorized, 10,937,196 shares issued, 10,659,096 shares outstanding	3,646	3,646

	10,295	10,295

Additional paid-in capital	113,870	113,764

Retained earnings	336,419	254,063

	460,584	378,122

Less treasury stock, at cost; 572,775 Class A and 278,100
Class B shares and 574,350 Class A and 278,100 Class B shares, respectively	(10,752)	(10,773)

Accumulated other comprehensive income	4,547	19,157

Total Shareholders’ Equity	454,379	386,506

	$4,020,569	$3,814,474

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2000	1999	2000	1999

		(in thousands, except per share data)
Revenues	$227,736	$188,167	$615,495	$568,812

Operating expenses	135,571	111,474	357,606	350,580

Interest expense	47,871	38,421	138,937	119,165

Provision for decline in real estate
and other	—	5,062	1,231	5,062

Depreciation and amortization	26,152	20,963	71,049	64,306

	209,594	175,920	568,823	539,113

Gain on disposition of properties
and other investments	3,284	—	59,826	—

Earnings before income taxes	21,426	12,247	106,498	29,699

Income tax expense

Current	1,850	2,307	14,156	7,521

Deferred	6,497	2,907	4,881	5,111

	8,347	5,214	19,037	12,632

Net earnings before extraordinary gain	13,079	7,033	87,461	17,067

Extraordinary gain, net of tax	—	—	—	214

Net earnings	$13,079	$7,033	$87,461	$17,281

Basic earnings per common share

Net earnings before extraordinary gain	$0.44	$0.23	$2.91	$0.57

Extraordinary gain, net of tax	—	—	—	0.01

Net earnings	$0.44	$0.23	$2.91	$0.58

Diluted earnings per common share

Net earnings before extraordinary gain	$0.43	$0.23	$2.89	$0.56

Extraordinary gain, net of tax	—	—	—	0.01

Net earnings	$0.43	$0.23	$2.89	$0.57

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Common Stock

		Class A		Class B		Additional
	Comprehensive					Paid-In
	Income	Shares	Amount	Shares	Amount	Capital

		(in thousands, except per share data)
Nine Months Ended October 31, 2000

Balances at January 31, 2000		19,947	$6,649	10,937	$3,646	$113,764

Comprehensive income

Net earnings	$87,461

Other comprehensive income, net of tax
Unrealized gain on securities	148

Less reclassification adjustment for gain included in net earnings	(14,758)

Total comprehensive income	$72,851

Dividends: $.17 per share

Amortization of unearned compensation						105

Exercise of stock options						1

Balances at October 31, 2000		19,947	$6,649	10,937	$3,646	$113,870

Nine Months Ended October 31, 1999

Balances at January 31, 1999		19,905	$6,636	10,979	$3,661	$114,270

Comprehensive income

Net earnings	$17,281

Other comprehensive income, net of tax Unrealized gain on securities	4,298

Total comprehensive income	$21,579

Dividends: $.14 per share

Conversion of Class B shares

to Class A shares		3	1	(3)	(1)

Exercise of stock options						2

Restricted stock granted						(605)

Amortization of unearned compensation						58

Balances at October 31, 1999		19,908	$6,637	10,976	$3,660	$113,725

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
		Treasury Stock		Other
	Retained			Comprehensive
	Earnings	Shares	Amount	Income	Total

		(in thousands, except per share data)
Nine Months Ended October 31, 2000

Balances at January 31, 2000	$254,063	852	$(10,773)	$19,157	$386,506

Comprehensive income

Net earnings	87,461				87,461

Other comprehensive income, net of tax
Unrealized gain on securities				148	148

Less reclassification adjustment

for gain included in net earnings				(14,758)	(14,758)

Total comprehensive income

Dividends: $.17 per share	(5,105)				(5,105)

Amortization of unearned compensation					105

Exercise of stock options		(1)	21		22

Balances at October 31, 2000	$336,419	851	$(10,752)	$4,547	$454,379

Nine Months Ended October 31, 1999

Balances at January 31, 1999	$218,967	901	$(11,426)	$—	$332,108

Comprehensive income

Net earnings	17,281				17,281

Other comprehensive income, net of tax Unrealized gain on securities				4,298	4,298

Total comprehensive income

Dividends: $.14 per share	(4,200)				(4,200)

Conversion of Class B shares

to Class A shares					—

Exercise of stock options		(2)	24		26

Restricted stock granted		(45)	605		—

Amortization of unearned compensation					58

Balances at October 31, 1999	$232,048	854	$(10,797)	$4,298	$349,571

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,

	2000	1999

	(in thousands)
Cash Flows from Operating Activities

Rents and other revenues received	$592,722	$580,437

Proceeds from land sales	39,391	24,585

Land development expenditures	(38,886)	(23,058)

Operating expenditures	(337,697)	(345,552)

Interest paid	(139,118)	(118,765)

Net cash provided by operating activities	116,412	117,647

Cash Flows from Investing Activities

Capital expenditures	(399,721)	(279,305)

Proceeds from disposition of properties and other investments	134,171	—

Change in investments in and advances to real estate affiliates	(15,292)	(37,816)

Net cash used in investing activities	(280,842)	(317,121)

Cash Flows from Financing Activities

Increase in nonrecourse mortgage and long-term debt	500,745	340,162

Principal payments on nonrecourse mortgage debt on real estate	(278,194)	(125,561)

Increase in notes payable	9,602	51,541

Payments on notes payable	(36,335)	(70,128)

Change in restricted cash and book overdrafts	(38,195)	(4,825)

Payment of deferred financing costs	(16,581)	(4,335)

Exercise of stock options	22	26

Dividends paid to shareholders	(4,806)	(3,898)

Net cash provided by financing activities	136,258	182,982

Net decrease in cash and equivalents	(28,172)	(16,492)

Cash and equivalents at beginning of period	97,195	78,629

Cash and equivalents at end of period	$69,023	$62,137

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,

	2000	1999

	(in thousands)
Reconciliation of Net Earnings to Cash Provided by

Operating Activities

Net Earnings	$87,461	$17,281

Depreciation	57,780	51,654

Amortization	13,269	12,652

Deferred income taxes	4,881	4,602

Gain on disposition of properties and other investments	(59,826)	—

Provision for decline in real estate and other	1,231	5,062

Extraordinary gain	—	(353)

Decrease in commercial land included in projects under development	655	13,240

Increase in land held for development or sale	(758)	(6,140)

Decrease in notes and accounts receivable	14,846	36,710

Decrease (increase) in inventories	26,926	(445)

(Increase) decrease in other assets	(21,514)	3,366

Decrease in accounts payable and accrued expenses	(12,521)	(19,482)

Increase (decrease) in deferred profit	3,982	(500)

Net cash provided by operating activities	$116,412	$117,647

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Gain on Disposition of Properties and Other Investments

During the nine months ended October 31, 2000, the Company recorded gains on the disposition of properties and other investments totaling $59,826,000, or $36,325,000 net of estimated taxes. The Company recognized gains on the dispositions of Tucson Place ($8,594,000), a shopping center in Tucson, Arizona and two apartment communities in California: Studio Colony ($26,241,000) and Highlands ($578,000). The Studio Colony disposition was structured as a tax-free exchange. The Company also recognized gains totaling $24,413,000 from the sale of available-for-sale equity securities.

B.	Deferred Income Tax Benefit

The Company recorded net deferred income tax expense of $4,881,000 in the nine months ended October 31, 2000, comprised of net deferred income tax expense of $28,470,000 incurred in the normal course of business offset by a deferred income tax benefit of $23,589,000. This benefit represented a reversal of a portion of a deferred tax liability recorded in 1994 relating to the cancellation of debt income of Park Labrea Towers, a residential property which was sold that same year. The Company reversed a portion of this deferred tax liability and recognized a deferred tax benefit of $1,677,000 in the fourth quarter of 1999 for a total reversal of the original deferred tax liability of $25,266,000.

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

In October 1998, the Project entered into a lease agreement with General Motors (GM) whereby the Project, except for the apartments, are being leased by GM through 2010, when it is expected that GM will exercise a purchase option. This lease arrangement, coupled with the recent resurgence of downtown Detroit’s economy as a result of GM’s relocation of its corporate headquarters to a location adjacent to the Project and the entry of gaming during the second quarter of 2000, has significantly improved the operating performance of the Project. The Company believes that the current and prospective improved performance of the Project supports its assessment that the Note is now fully recoverable.

D.	Long-Term Debt

On August 9, 2000, the revolving credit facility was amended to increase the revolving credit line by $65,000,000 to $265,000,000 and extend the termination date from December 10, 2001 to March 31, 2003. The interest spread on revolving loans was increased by .125% to 2.125% over LIBOR and by .25% to .5% over the prime rate.

E.	Dividends

The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share

March 10, 2000	June 1, 2000	June 15, 2000	$.05

June 7, 2000	September 1, 2000	September 15, 2000	$.06

September 6, 2000	December 1, 2000	December 15, 2000	$.06

December 8, 2000	March 1, 2001	March 15, 2001	$.06

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

F.	Earnings per Share

Reconciliations of the numerator and denominator of basic earnings per share (EPS) with diluted EPS follows:

	Net Earnings		Net Earnings
	Before	Weighted Average	Before
	Extraordinary Gain	Shares Outstanding	Extraordinary Gain
	(Numerator)	(Denominator)	(Per Share)

Three Months Ended

October 31, 2000:

Basic EPS	$13,079,000	30,032,135	$.44

Dilutive effect of stock options	—	329,588	(.01)

Diluted EPS	$13,079,000	30,361,723	$.43

Nine Months Ended

October 31, 2000:

Basic EPS	$87,461,000	30,031,818	$2.91

Dilutive effect of stock options	—	265,286	(.02)

Diluted EPS	$87,461,000	30,297,104	$2.89

G.	New Accounting Standards

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, which defers the effective date of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, the Company plans to implement SFAS 133 for the fiscal quarters in its fiscal year ending January 31, 2002. The effect of the adoption of SFAS 133 on the Company’s financial statements cannot yet be determined since it will be subject to market conditions in place in 2001 and beyond.

During 2000, the FASB’s Emerging Issues Task Force (EITF) released Abstract EITF 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures”, prohibiting the use of the pro rata consolidation method except in the extractive and construction industries. The Company currently uses the pro rata method and will implement EITF 00-1 in its annual report for the year ending January 31, 2001. The Company is evaluating which entities will be consolidated versus carried on the equity method of accounting. The use of either method versus the pro rata method will result in prior year reclassifications to numerous lines in the consolidated financial statements, however, the Company anticipates that the impact on the net results of operations and shareholders’ equity will not be material.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

G.	New Accounting Standards (continued)

In December 1999, the SEC released Staff Accounting Bulletin No. 101 (SAB 101) that summarizes the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is finalizing its assessment of the impact of this release and believes that adherence to SAB 101 will not have a material effect on the consolidated financial statements.

H.	Segment Information

Principal business groups are determined by the type of customer served or the product sold. The Commercial Group owns, develops, acquires and operates shopping centers, office buildings and mixed-use projects, including hotels. The Residential Group develops or acquires and operates the Company’s multi-family properties. Real Estate Groups are the combined Commercial and Residential Groups. The Land Group owns and develops raw land into master planned communities and other residential developments for resale to users principally in Arizona, Colorado, Florida, Illinois, Nevada, New York, North Carolina and Ohio. The Lumber Trading Group operates the Company’s lumber wholesaling business. Corporate includes interest income and expense on corporate investments and borrowings and general administrative expenses.

The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles. However, the Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results.

The Company’s view is that EBDT is also an indicator of the Company’s ability to generate cash to meet its funding requirements. EBDT is defined as net earnings before extraordinary gain, excluding the following items: i) provision for decline in real estate and other; ii) gain (loss) on disposition of properties and other investments; iii) the adjustment to recognize rental revenues and rental expenses using the straight-line method; and iv) noncash charges from Forest City Rental Properties Corporation for depreciation, amortization and deferred income taxes.

The following table summarizes selected financial data for the Commercial, Residential, Land and Lumber Trading Groups and Corporate.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

H.      Segment Information (continued)

All amounts, including footnotes, are presented in thousands.

	October 31,	January 31,
	2000	2000

	Identifiable Assets (3)

Commercial Group	$2,759,877	$2,574,808

Residential Group	950,232	809,322

Land Group	134,283	130,518

Lumber Trading Group	131,554	208,836

Corporate	44,623	90,990

Consolidated	$4,020,569	$3,814,474

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended October 31,		Nine Months Ended October 31,
	2000	1999	2000	1999

	Expenditures for Additions to Real Estate (3)

Commercial Group	$20,701	$84,671	$158,376	$208,546

Residential Group	82,028	19,406	234,177	45,843

Land Group	3,051	4,633	31,969	33,439

Lumber Trading Group	311	1,315	1,474	3,161

Corporate	250	206	808	2,288

Consolidated	$106,341	$110,231	$426,804	$293,277

	Three Months Ended October 31,		Nine Months Ended October 31,
	2000	1999	2000	1999

	Revenues

Commercial Group	$140,497	$106,970	$381,756	$316,905

Residential Group	42,091	43,060	115,753	115,960

Land Group	18,887	5,488	37,458	21,557

Lumber Trading Group (1)	26,202	32,539	80,143	114,012

Corporate	59	110	385	378

Consolidated	$227,736	$188,167	$615,495	$568,812

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended October 31,		Nine Months Ended October 31,
	2000	1999	2000	1999

	Interest Expense

Commercial Group	$27,968	$22,493	$84,831	$70,344

Residential Group	8,894	5,779	21,520	20,006

Land Group	1,381	2,053	4,207	6,079

Lumber Trading Group	1,196	1,429	4,473	3,845

Corporate	8,432	6,667	23,906	18,891

Consolidated	$47,871	$38,421	$138,937	$119,165

	Depreciation and Amortization Expense

Commercial Group	$20,193	$16,251	$55,414	$48,296

Residential Group	4,959	3,790	12,734	13,556

Land Group	85	131	241	187

Lumber Trading Group	582	549	1,751	1,555

Corporate	333	242	909	712

Provision for decline in real estate and other

Gain on disposition of properties and other investments

Consolidated	$26,152	$20,963	$71,049	$64,306

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Earnings Before Income Taxes (EBIT) (2)

Commercial Group	$20,038	$12,371	$46,362	$34,059

Residential Group	7,067	14,826	35,934	27,472

Land Group	3,221	(2,072)	(642)	(8,124)

Lumber Trading Group	741	1,324	1,209	9,222

Corporate	(12,925)	(9,140)	(34,960)	(27,868)

Provision for decline in real estate and other	—	(5,062)	(1,231)	(5,062)

Gain on disposition of properties and other investments	3,284	—	59,826	—

Consolidated	$21,426	$12,247	$106,498	$29,699

	Earnings Before Depreciation, Amortization

		and Deferred Taxes (EBDT)

Commercial Group	$35,411	$25,720	$80,164	$73,728

Residential Group	9,912	15,572	42,562	34,039

Land Group	1,294	(1,276)	(311)	(4,984)

Lumber Trading Group	391	682	544	5,483

Corporate	(7,507)	(5,095)	(21,132)	(16,554)

Consolidated	39,501	35,603	101,827	91,712

Reconciliation to net earnings:

Depreciation and amortization — Real Estate Groups	(25,154)	(20,042)	(68,149)	(61,853)

Deferred taxes — Real Estate Groups	(4,774)	(5,468)	(12,722)	(9,732)

Straight-line rent adjustment	2,081	—	7,335	—

Provision for decline in real estate and other, net of tax	—	(3,060)	(744)	(3,060)

Gain on disposition of properties and other investments, net of tax	1,425	—	59,914	—

Extraordinary gain, net of tax	—	—	—	214

Net earnings	$13,079	$7,033	$87,461	$17,281

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended October 31, 2000 and 1999 were approximately $621,000 and $923,000, respectively. Sales invoiced for the nine months ended October 31, 2000 and 1999 were approximately $2,150,514 and $2,897,000, respectively.

(2)	See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

(3)	Beginning in the third quarter of 2000, the Central Station project in Chicago, Illinois which was previously reported in the Commercial Group, and the Stapleton project in Denver, Colorado which was previously reported in the Residential Group are now being reported in the Land Group. Prior periods' segment information has been restated to reflect this presentation.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, recurring and necessary for a fair presentation of the results of operations for the periods presented. Results of operations for the nine months ended October 31, 2000 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 2000 annual report (“Form 10-K”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company develops, acquires, owns and manages commercial and residential real estate properties in 21 states and the District of Columbia. The Company owns a portfolio that is diversified both geographically and by property types and operates through four principal business groups: Commercial Group, Residential Group, Land Group and Lumber Trading Group.

The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles. However, the Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results. The Company’s view is that EBDT is also an indicator of the Company’s ability to generate cash to meet its funding requirements. EBDT is defined and discussed in detail under “Results of Operations — EBDT.”

The Company’s EBDT for the third quarter of 2000 grew by 10.9% to $39,501,000 from $35,603,000 in the third quarter of 1999. EBDT for the nine months ended October 31, 2000 grew by 11.0% to $101,827,000 from $91,712,000 for the nine months ended October 31, 1999. The increase in EBDT was the result of improved results from increasing rental rates in existing properties and the opening or acquisition of 21 new properties in 1999 and 2000.

RESULTS OF OPERATIONS

The Company reports its results of operations by each of its four principal business groups as it believes it provides the most meaningful understanding of the Company’s financial performance.

The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. Net Operating Income (“NOI”) is defined as Revenues less Operating Expenses. See the information in the table entitled “Earnings before Depreciation, Amortization and Deferred Taxes” at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Operating Income from Real Estate Groups — NOI for the combined Commercial Group and Residential Group (“Real Estate Groups”) for the third quarter of 2000 was $88,119,000 compared to $75,510,000 for the third quarter of 1999, a 16.7% increase. NOI for the Real Estate Groups for the nine months ended October 31, 2000 was $249,461,000 compared to $213,733,000 for the nine months ended October 31, 1999, also a 16.7% increase.

Commercial Group

Revenues — Revenues for the Commercial Group increased $30,323,000, or 28.3%, to $137,293,000 in the third quarter of 2000 from $106,970,000 in the third quarter of 1999. This increase was primarily the result of the openings of new properties during 1999 and 2000 and increased rents in existing properties. Revenues increased from the openings of The Promenade in Temecula, a 795,000 square-foot regional mall in Temecula, California ($1,954,000), several openings in the Company’s urban retail portfolio in the boroughs of New York City including Columbia Park Center, 42nd Street, Battery Park City, Court Street, Forest Avenue, Eastchester and Kaufman Studios ($5,520,000), improved operations at Pavilion, an office tower in San Jose, California ($848,000), Charleston Town Center Mall in Charleston, West Virginia ($392,000) and One Pierrepont Plaza in Brooklyn, New York ($767,000) and the sale to a third party of airrights above Ballston Common Mall, a shopping center in Arlington, Virginia ($4,133,000). Revenues also increased from the hotel portfolio ($10,857,000), including the newly-opened Embassy Suites Hotel and Hilton Times Square both in New York City, Liberty Center Hotel and Sheraton Station Square both in Pittsburgh, Pennsylvania, Ritz-Carlton Hotel in Cleveland, Ohio and the University Park Hotel at MIT in Cambridge, Massachusetts. The balance of the increase in revenues in the Commercial Group (approximately $8,300,000) was generally due to overall improved results of mature properties. These increases were partially offset by the disposition of Rolling Acres ($1,023,000) in 1999 and decreased land sales of $1,471,000 in the third quarter of 2000 as compared to the third quarter of 1999.

Revenues for the Commercial Group increased $55,306,000, or 17.5%, to $372,211,000 in the nine months ended October 31, 2000 from $316,905,000 for the comparable period in 1999. This increase was primarily due to the openings of new properties during 1999 and 2000 and increased rental rates in existing properties. Revenues increased from the openings of The Promenade in Temecula ($5,784,000), Millennium, an office building at University Park at MIT in Cambridge, Massachusetts ($1,329,000), several openings in the Company’s urban retail portfolio in the boroughs of New York City including Columbia Park Center, 42nd Street, Battery Park, Court Street, Forest Avenue, Eastchester and Kaufman Studios ($14,499,000), improved operations at Pavilion ($1,092,000), and the expansion of and sale of airrights at Ballston Common Mall ($4,881,000). Revenues also increased from the hotel portfolio ($21,547,000) including the newly opened Embassy Suites Hotel and Hilton Times Square, which were added to the existing portfolio which includes Liberty Center Hotel, Sheraton Station Square, Ritz-Carlton Hotel and the University Park Hotel at MIT. The increases were partially offset by a net decrease in land sales of $4,842,000 in the nine months ended October 31, 2000 as compared to the same period in 1999 and the dispositions of Tucson Place ($956,000) in 2000 and Rolling Acres ($3,098,000) in 1999. The balance of the increase in revenues in the Commercial Group (approximately $15,000,000) was generally due to overall improved results of mature properties.

Operating and Interest Expenses — Operating expenses for the Commercial Group increased $14,239,000, or 25.5%, to $70,094,000 in the third quarter of 2000 from $55,855,000 in the third quarter of 1999. This increase was attributable primarily to costs associated with the openings of The Promenade in Temecula ($1,080,000) and the New York City urban retail portfolio ($1,361,000). Operating expenses also increased as a result of the openings in the hotel portfolio ($5,823,000). The balance of the change in operating expenses is a result of an increase of approximately $7,000,000 in mature properties compared to the same period in 1999. These increases were partially offset by savings realized through the dispositions of Tucson Place and Rolling Acres ($773,000) and decreased land sales in the third quarter of 2000 as compared to the third quarter of 1999 ($234,000). Interest expense increased by $5,475,000, or 24.3%, to $27,968,000 in the third quarter of 2000 from $22,493,000 in the third quarter of 1999. This increase was primarily attributable to 1999 and 2000 additions to the Commercial Group portfolio.

Operating expenses for the Commercial Group increased $28,732,000, or 17.5%, to $192,938,000 in the nine months ended October 31, 2000 from $164,206,000 for the comparable period in 1999. This increase was attributable primarily to costs associated with the openings of The Promenade in Temecula ($2,675,000), Millennium ($1,402,000), the New York City urban retail portfolio ($4,977,000) and openings in the hotel portfolio ($15,528,000). These increases in expenses were partially offset by the dispositions of Tucson Place and Rolling Acres ($2,155,000) and a net decrease in land sales in the nine months ended October 31, 2000 as compared to the same period in 1999 ($3,718,000). The balance of the change in operating expenses is a result of an increase of approximately $10,000,000 in mature properties compared to the same period in 1999. Interest expense increased by $14,487,000, or 20.6%, to $84,831,000 in the nine months ended October 31, 2000 from $70,344,000 for the comparable period in 1999. This increase was primarily attributable to 1999 and 2000 additions to the Commercial Group portfolio.

Residential Group

Revenues — Revenues for the Residential Group decreased by $969,000, or 2.3%, to $42,091,000 in the third quarter of 2000 from $43,060,000 in the third quarter of 1999. This decrease was primarily attributable to Toscana litigation settlement proceeds ($4,500,000) received in the third quarter of 1999, relating to the previously owned apartment community in Irvine, California, which did not recur in 2000. Also attributable are the dispositions in the first quarter of 2000 of Studio Colony, a 450-unit building in Los Angeles, California ($1,590,000) and Highlands, a 556-unit apartment building in Grand Terrace, California ($1,063,000). These decreases were offset by the acquisitions of Mount Vernon Square, a 1,387-unit community in Alexandria, Virginia ($3,442,000), Forest Trace, a 322-unit assisted-living community in Lauderhill, Florida ($2,419,000), Mayfair at Great Neck, a 148-unit assisted-living community on Long Island, New York ($335,000) and Mayfair at Glen Cove, a 80-unit assisted-living community on Long Island, New York ($230,000).

Revenues for the Residential Group decreased by $207,000, or .2%, to $115,753,000 in the nine months ended October 31, 2000 from $115,960,000 for the comparable period in 1999. This decrease was primarily the result of the Toscana litigation settlement proceeds ($4,500,000) received in 1999 and dispositions in the first quarter of 2000 of Studio Colony ($3,845,000) and Highlands ($2,901,000). These decreases were offset by the collection of a fully-reserved note receivable from a syndicated senior citizen subsidized apartment property ($2,159,000). Also offsetting are the acquisitions of Mount Vernon Square ($4,568,000), Forest Trace ($2,419,000), Mayfair at Great Neck ($335,000) and Mayfair at Glen Cove ($230,000), the lease-up at Colony Woods in Bellevue, Washington ($519,000) and the acquisition of a 49% interest in Providence at Palm Harbor, a 236-unit apartment community in Tampa, Florida, early in 2000 ($912,000).

Operating and Interest Expenses — Operating expenses for the Residential Group increased by $2,506,000, or 13.4%, to $21,171,000 in the third quarter of 2000 from $18,665,000 in the third quarter of 1999. The increase in operating expenses was primarily due to the acquisitions of Mount Vernon Square ($1,447,000), Forest Trace ($1,464,000), Mayfair at Great Neck ($311,000) and Mayfair at Glen Cove ($184,000). These increases are offset by the dispositions of Studio Colony ($612,000) and Highlands ($499,000). Interest expense increased by $3,115,000, or 53.9%, to $8,894,000 in the third quarter of 2000 from $5,779,000 in the third quarter of 1999. This increase in interest expense was primarily due to property acquisitions offset partially by property dispositions.

Operating expenses for the Residential Group decreased by $9,361,000, or 17.0%, to $45,565,000 in the nine months ended October 31, 2000 from $54,926,000 for the comparable period in 1999. The decrease in operating expenses was primarily due to a reduction in a reserve for collection of a note receivable from Millender Center ($10,775,000) and property dispositions of Studio Colony ($1,459,000) and Highlands ($1,269,000). These decreases are offset by the acquisitions of Mount Vernon Square ($1,839,000), Forest Trace ($1,464,000), Mayfair at Great Neck ($311,000) and Mayfair at Glen Cove ($184,000) and a 49% interest in Providence at Palm Harbor ($363,000). Interest expense increased by $1,514,000, or 7.6%, to $21,520,000 in the nine months ended October 31, 2000 from $20,006,000 for the comparable period in 1999. This increase in interest expense was primarily due to property acquisitions and partially offset by property dispositions.

Land Group

Beginning in the third quarter of 2000, the Central Station project in Chicago, Illinois which was previously reported in the Commercial Group, and the Stapleton project in Denver, Colorado which was previously reported in the Residential Group are now both being reported in the Land Group.

Revenues — Revenues for the Land Group increased by $13,399,000 to $18,887,000 in the third quarter of 2000 from $5,488,000 in the third quarter of 1999. This increase was primarily the result of increases at the various projects owned by Granite Development Partners L.P. ($1,748,000), The Cascades in Brooklyn, Ohio ($950,000), Westwood Lakes in Tampa, Florida ($495,000), Canterberry Crossing in Parker, Colorado ($428,000), Quincy Avenue in Cleveland, Ohio ($2,750,000) and Caldwell Road in Charlotte, North Carolina ($3,573,000). Included in the third quarter and nine months ended October 31, 1999 was a reversal of interest income relating to Granite Development Partners L.P. ($4,001,000) that did not recur in 2000.

Revenues for the Land Group increased by $15,901,000 to $37,458,000 in the nine months ended October 31, 2000 from $21,557,000 for the comparable period in 1999. This increase was primarily the result of increases at the various projects owned by Granite Development Partners L.P. ($3,004,000), Canterberry Crossing ($2,280,000), Central Station in Chicago, Illinois ($2,242,000), Westwood Lakes ($1,813,000), Quincy Avenue in Cleveland, Ohio ($2,750,000) and Caldwell Road in Charlotte, North Carolina ($3,573,000). These increases were partially offset by decreases in land sale activity at The Cascades ($1,254,000), The Greens at Birkdale Village in Huntersville, North Carolina ($1,224,000) and Silver Lakes in Fort Lauderdale, Florida ($1,132,000).

Sales of land and related earnings vary from period to period depending on management’s decisions regarding the disposition of significant land holdings.

Operating and Interest Expenses — Operating expenses increased by $9,858,000 for the third quarter of 2000 to $15,364,000 from $5,506,000 for the third quarter of 1999. The increase in operating expenses was due to an increase in costs relating to increased land sales at The Cascades ($955,000), Quincy Avenue ($1,165,000) and Caldwell Road ($2,273,000). Operating expenses increased by $10,291,000 in the nine months ended October 31, 2000 to $33,893,000 from $23,602,000 for the comparable period in 1999. This increase in operating expenses for the nine months period was due to an increase in costs relating to increased land sales at: Quincy Avenue ($1,165,000), Caldwell Road ($2,273,000), Canterberry Crossing ($1,241,000), Westwood Lakes ($1,122,000) and Central Station ($1,163,000). These increases were partially offset by decreases in operating expenses due to lower sales volume at The Greens at Birkdale Village ($1,157,000). Operating expenses were also lower in the third quarter and nine months ended October 31, 1999, due to an adjustment of $4,729,000 to accruals for potential valuation losses related to Land Group investments that did not recur in 2000. These accruals are reviewed periodically and adjusted to reflect management’s estimated value of the Land Group’s portfolio.

Interest expense decreased by $672,000 in the third quarter of 2000 to $1,381,000 from $2,053,000 in the third quarter of 1999. Interest expense decreased by $1,872,000 in the nine months ended October 31, 2000 to $4,207,000 from $6,079,000 for the comparable period in 1999. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Group.

Lumber Trading Group

Revenues — Revenues for the Lumber Trading Group decreased by $6,337,000 in the third quarter of 2000 to $26,202,000 from $32,539,000 in the third quarter of 1999. Revenues for the Lumber Trading Group decreased by $33,869,000 in the nine months ended October 31, 2000 to $80,143,000 from $114,012,000 for the comparable period in 1999. These decreases were primarily due to the gross margin per transaction decreasing from the previous year due to a drop in commodity lumber prices as a result of an over-supply market condition. Volume decreased from the previous year due to reduced demand resulting primarily from an increase in interest rates.

Operating and Interest Expenses — Operating expenses for the Lumber Trading Group    decreased by $5,521,000 in the third quarter of 2000 to $24,265,000 from $29,786,000 in the third quarter of 1999. Operating expenses for the Lumber Trading Group decreased by $26,483,000 in the nine months ended October 31, 2000 to $74,462,000 from $100,945,000 for the comparable period in 1999. The decreases in the third quarter and nine months of 2000 were primarily reflected in the reduction of variable compensation and related payroll taxes.

Interest expense decreased by $233,000 in the third quarter of 2000 to $1,196,000 from $1,429,000 in the third quarter of 1999. Interest expense increased by $628,000 in the nine months ended October 31, 2000 to $4,473,000 from $3,845,000 for the comparable period in 1999.

Corporate Activities

Revenues — Corporate Activities’ revenues decreased $51,000 in the third quarter of 2000 to $59,000 from $110,000 in the third quarter of 1999. Corporate Activities’ revenues increased $7,000 in the nine months ended October 31, 2000 to $385,000 from $378,000 for the comparable period in 1999. Corporate Activities’ revenues consist primarily of interest income from investments made by the Company and vary from year to year depending on interest rates and the amount of loans outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities increased $1,968,000 in the third quarter of 2000 to $4,551,000 from $2,583,000 in the third quarter of 1999. Operating expenses for Corporate Activities increased $2,084,000 in the nine months ended October 31, 2000 to $11,438,000 from $9,354,000 for the comparable period in 1999. These increases represent general corporate expenses. Interest expense increased $1,765,000 in the third quarter of 2000 to $8,432,000 from $6,667,000 in the third quarter of 1999. Interest expense increased $5,016,000 in the nine months ended October 31, 2000 to $23,906,000 from $18,891,000 for the comparable period in 1999. Corporate Activities’ interest expense consists primarily of interest expense on the 8.50% Senior Notes and the Revolving Credit Agreement that has not been allocated to a principal business group (see “Financial Condition and Liquidity”).

Other Transactions

Provision for Decline in Real Estate and Other — During the nine months ended October 31, 2000, the Company recorded a Provision for Decline in Real Estate and Other of $1,231,000 ($744,000 net of tax) related to the write-down to estimated net realizable value of Commercial Group’s investment in Canton Centre Mall in Canton, Ohio.

During the third quarter of 1999, the Company recorded a Provision for Decline in Real Estate and Other of $5,062,000 ($3,060,000 net of tax) related to the write-down to fair value of the Land Group’s investment in Granite Development Partners L.P. (Granite). The Company owns a 43.75% interest in Granite as the result of capital contribution of land, which was classified as Investments In and Advances to Affiliates on the Company’s consolidated balance sheet. Granite owns an interest in several raw land developments held for resale, the most significant of which is a one-third interest in Seven Hills in Henderson, Nevada. The projection of costs to complete the project indicates that the Company may not recover its capital investment in Granite.

Gain on Disposition of Properties and Other Investments — Gain on disposition of properties and other investments for the third quarter of 2000 totaled $3,284,000, primarily    from the sale of available-for-sale equity securities. No properties or other investments were disposed of during the third quarter of 1999.

Gain on disposition of properties and other investments for the nine months ended October 31, 2000 totaled $59,826,000. The Company recognized gains on the dispositions of Tucson Place, a shopping center in Tucson, Arizona ($8,594,000) and two apartment communities in California: Studio Colony ($26,241,000) and Highlands ($578,000). Additionally, gains of $24,413,000 were recognized from the sale of available-for-sale equity securities. No properties or other investments were disposed of during the nine months ended October 31, 1999.

Extraordinary Gain — There was no extraordinary gain for the nine months ended October 31, 2000. Extraordinary gain, net of tax, totaled $214,000 for the comparable period in 1999, all of which occurred in the first quarter representing extinguishment of $353,000 of non-recourse debt related to Plaza at Robinson Town Centre in Pittsburgh, Pennsylvania.

Income Taxes — Income tax expense for the third quarter of 2000 and 1999 totaled $8,347,000 and $5,214,000, respectively. Income tax expense for the nine months ended October 31, 2000 and 1999 totaled $19,037,000 and $12,632,000, respectively.

The Company recorded net deferred income tax expense of $4,881,000 in the nine months ended October 31, 2000 comprised of net deferred income tax expense of $28,470,000 incurred in the normal course of business offset by a deferred income tax benefit of $23,589,000. This benefit represented a reversal of a portion of a deferred tax liability recorded in 1994 relating to the cancellation of debt income of Park Labrea Towers, a residential property which was sold that same year. The Company reversed a portion of this deferred tax liability and recognized a deferred tax benefit of $1,677,000 in the fourth quarter of 1999, for a total reversal of the original deferred tax liability of $25,266,000.

In certain situations that applied to Park Labrea Towers in 1994, the Internal Revenue Code allowed for the deferral of cancellation of debt income. As a result of certain steps taken by the Company in the respective periods above, the deferred income will never be recognized for tax purposes and, accordingly, the related deferred tax liability was reversed.

At January 31, 2000, the Company had a net operating loss (“NOL”) carryforward for tax purposes of $41,513,000 (generated primarily over time in the ordinary course of business from the significant impact of depreciation expense from real estate properties on the Company’s net earnings) which will expire in the years ending January 31, 2007 through January 31, 2011 and general business credits carryovers of $1,526,000 which will expire in the years ending January 31, 2004 through January 31, 2014. The Company intends to utilize its NOL before it expires and to evaluate its future tax position while considering a variety of tax-saving strategies.

EBDT — Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) consists of earnings before extraordinary gain, excluding the following items: i) provision for decline in real estate and other; ii) gain (loss) on disposition of properties; iii) beginning in 2000, the adjustment to recognize rental revenues using the straight-line method; and iv) noncash charges from Forest City Rental Properties Corporation for depreciation, amortization and deferred income taxes. The provision for decline in real estate and other is excluded from EBDT because it is a non-cash item that varies from year to year based on factors unrelated to the Company’s overall financial performance. The Company excludes gain (loss) on the disposition of properties from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of properties other than commercial land or land held by the Land Group as nonrecurring items. Extraordinary items are generally the result of the restructuring of nonrecourse debt obligations and are not considered to be a component of the Company’s operating results. The adjustment to recognized rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are non-cash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are a non-cash item.

FINANCIAL CONDITION AND LIQUIDITY

The Company believes that its sources of liquidity and capital are adequate. The Company’s principal sources of funds are cash provided by operations, the revolving credit facility and refinancings of existing properties. The Company’s principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for its existing portfolio and payments on nonrecourse mortgage debt on real estate.

Revolving Credit Facility — At October 31, 2000, the Company had $182,500,000 outstanding under its revolving credit facility. On August 9, 2000, the Company increased its revolving credit facility to $265,000,000 from $200,000,000 with ten participating banks. The Company’s revolving credit facility matures March 31, 2003, unless extended, and allows for up to a combined amount of $30,000,000 in outstanding letters of credit or surety bonds ($7,474,990 and $14,675,000, respectively, at October 31, 2000). The outstanding letters of credit reduce the credit available to the Company. Annually, within 60 days after January 31, the revolving credit facility may be extended by unanimous consent of the participating banks. At its maturity date, the outstanding revolving credit loans, if any, may be converted by the Company to a four-year term loan. The revolving credit available is reduced quarterly by $2,500,000, beginning October 1, 2000.

The revolving credit facility provides, among other things, for: 1) interest rates of 2.125% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined); and 3) restriction on dividend payments. Prior to August 9, 2000, the revolving credit facility had similar terms and a December 10, 2001 maturity date.

The Company has purchased a 6.50% LIBOR interest rate cap for 2000 and an average 6.75% LIBOR interest rate cap for 2001 at notional amounts of $186,612,000 and $83,280,000, respectively.

Senior Notes — On March 16, 1998, the Company issued $200,000,000 in 8.50% senior notes due March 15, 2008 in a public offering. Accrued interest on the senior notes is payable semiannually on March 15 and September 15. The senior notes are unsecured senior obligations of the Company, however, they are subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries, including borrowings under the revolving credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

Lumber Trading Group — The Lumber Trading Group is financed separately from the rest of the Company’s principal business groups. The financing obligations of Lumber Trading Group are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Refinancings

During the nine months ended October 31, 2000, the Company completed $588,200,000 in financings, including $227,900,000 in refinancings, $127,000,000 in acquisitions, $32,100,000 in extensions, and $201,200,000 for new development projects. Additionally, the Company reduced total mortgage debt by $117,600,000 as a result of sales transactions. The Company continues to seek long-term fixed rate debt for those project loans which mature within the next 12 months. In addition, the Company is actively seeking permanent financing for those projects which will begin operations within the next 12 months, generally pursuing long-term fixed rate loans.

Interest Rate Exposure

      At October 31, 2000, the composition of nonrecourse mortgage debt is as follows:

	Amount	Rate(1)

	(in thousands)
Fixed	$1,869,490	7.58%

Variable —

Capped(2)	534,220	8.69%

Tax-Exempt(3)	115,884	5.14%

UDAG and other

subsidized loans (fixed)	69,837	2.65%

	$2,589,431	7.56%

(1)	The weighted average interest rates shown above include both the base index and the lender margin.

(2)	The $534,220 of capped mortgage debt is protected with $638,164 of LIBOR caps as described below. These caps protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development through January 31, 2001.

(3)	As of October 31, 2000, $11,029 of tax exempt debt has been hedged via an interest rate swap that has a remaining life of 0.17 years.

Debt related to projects under development at October 31, 2000 totals $165,077,000, out of a total commitment from lenders of $322,230,000. Of this outstanding debt, $139,231,000 is variable-rate debt and $25,846,000 is fixed-rate debt. The Company generally finances the development and construction projects utilizing variable-rate financing with maturities of two-to-five years. Upon opening and stabilization, the Company intends to convert those loans to long-term fixed-rate financing. Periodically, fixed-rate financing is utilized for both the construction and permanent period when available at a reasonable cost.

The Company generally attempts to obtain interest rate protection for the taxable variable-rate debt with a maturity in excess of one year. The Company has purchased 6.65%, 6.86% and 7.75% LIBOR interest rate caps for its variable-rate mortgage debt in the amount of $529,857,000, $535,142,000 and $400,000,000, respectively, for the years ending January 31, 2001, 2002 and 2003. In addition, 3-year LIBOR caps were purchased at strike rates ranging from 7.45% – 8.00% to protect the portfolio, in the aggregate amount of $388,327,000 with start dates from July 2000 through February 2003. The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt.

In order to mitigate upward fluctuations in long-term interest rates, the Company has entered into Treasury Options. The Company owns $298,592,000 of 10-year Treasury Options at strike rates ranging from 6.50% – 7.00% with exercise dates ranging from February 2001 to September 2002. Additionally, the Company owns $22,500,000 of 5-year Treasury Options at a strike rate of 7.00% with an exercise date of August 2001. The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged only 3.63% and has never exceeded 7.90%.

At October 31, 2000, a 100 basis point increase in taxable interest rates would have no effect to the annual pre-tax interest cost of the Company’s taxable variable-rate debt due to the 6.50% aggregate LIBOR caps that are in place for fiscal year 2000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company’s tax-exempt variable-rate debt by approximately $1,159,000.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with two revolving lines of credit and an asset securitization facility.

At October 31, 2000, Lumber Trading Group’s two revolving lines of credit totaled $87,000,000, expiring June 30, 2001. These credit lines are secured by the assets of the Lumber Trading Group and are used to finance its working capital needs. At October 31, 2000, no borrowings were outstanding under these revolving lines of credit.

In July 1999, Lumber Trading Group renewed their asset securitization facility for three years to expire July 19, 2002. This securitization facility works through a consolidated subsidiary of the Lumber Trading Group, a special-purpose entity, which sells fractional interests in a defined pool of accounts receivable to a financial institution. This special-purpose entity owns all of its assets as a separate corporate entity with its own separate creditors that will be entitled to be satisfied prior to any value in this entity becoming available to its stakeholders. The underlying agreement accommodates up to $100,000,000 of such sales and is supported by a liquidity bank agreement. At October 31, 2000, the Company had received $49,000,000 in net proceeds from this agreement.

These credit facilities are without recourse to the Company. The Company believes that the amounts available under these credit facilities, together with the accounts receivable sale program, will be sufficient to meet the Lumber Trading Group’s liquidity needs.

Cash Flows

Net cash provided by operating activities totaled $116,412,000 and $117,647,000 for the nine months ended October 31, 2000 and 1999, respectively. The decrease was a result of an increase in interest paid of $20,353,000, an increase of $15,828,000 in land development expenditures, partially offset by an increase of $12,285,000 in rents and other revenues received, an increase of $14,806,000 in proceeds from land sales and a decrease of $7,855,000 in operating expenditures.

Net cash used in investing activities totaled $280,842,000 and $317,121,000 for the nine months ended October 31, 2000 and 1999, respectively. Capital expenditures, other than development and acquisition activities, totaled $32,550,000 and $25,046,000 (including both recurring and investment capital expenditures) in the nine months ended October 31, 2000 and 1999, respectively and were financed with cash on hand at the beginning of the year. The

Company invested $367,171,000 and $254,159,000 in acquisition and development of real estate projects in the nine months ended October 31, 2000 and 1999, respectively. These expenditures were financed with cash on hand at the beginning of the year, cash provided by operating activities, approximately $294,000,000 and $120,000,000 in new mortgage indebtedness incurred in the nine months ended October 31, 2000 and 1999, respectively, borrowings under the revolving credit facility and proceeds from the refinancing of existing properties. The Company invested $15,292,000 and $37,816,000 in investments and advances to affiliates in the nine months ended October 31, 2000 and 1999, respectively. The investments and advances made during the nine months ended October 31, 2000 were primarily related to New York City area urban retail development. The investments and advances made during the nine months ended October 31, 1999 were primarily related to New York City area urban retail development ($11,397,000) and the following residential projects accounted for on the equity method: The Grand, a 546-unit luxury high-rise apartment building in North Bethesda, Maryland ($9,608,000), Philip Morris at Tobacco Row, a 175-unit apartment renovation project in Richmond, Virginia ($5,936,000), 101 San Fernando, a 316-unit apartment complex in San Jose, California ($5,614,000) and Grand Lowry Lofts, a 261-unit residential project in Denver, Colorado ($3,268,000).

During the nine months ended October 31, 2000 $134,171,000 was collected in proceeds from dispositions of two residential apartment properties, Studio Colony and Highlands, one commercial shopping center property, Tucson Place, and the sale of available-for-sale equity securities all of which were partially used to reduce total mortgage debt by $117,600,000 (see “Mortgage Refinancings”).

Net cash provided by financing activities totaled $136,258,000 and $182,982,000 in the nine months ended October 31, 2000 and 1999, respectively. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Refinancings” and borrowings under new mortgage indebtedness for acquisition and development activities is included in a preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the nine months ended October 31, 2000 also reflected a decrease in restricted cash of $6,379,000 primarily from the release of the collateral deposit held for the acquisition of Mount Vernon Square, a 1,387-unit residential community in Alexandria, Virginia. Additionally, net cash used in financing for the nine months ended October 31, 2000 also reflected a decrease in book overdrafts of $44,574,000 (representing checks issued but not yet paid) and a net decrease of $26,733,000 in notes payable (primarily comprised of a $26,463,000 reduction in borrowings outstanding against the line of credit in the Lumber Trading Group), payment of deferred financing costs of $16,581,000 and payment of $5,105,000 of dividends to shareholders. Net cash provided by financing activities for the nine months ended October 31, 1999 also reflected a net decrease of $18,587,000 in notes payable primarily comprised of a reduction in borrowings outstanding against the line of credit in the Lumber Trading Group, an increase in restricted cash and book overdrafts of $4,825,000, payment of $4,335,000 for deferred financing costs and payment of $3,898,000 of dividends.

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

DIVIDENDS

The Company pays regular quarterly dividends on shares of its Class A and Class B Common Stock. During 2000, the Company paid regular quarterly dividends of $.05 per share on March 15, 2000 (declared in 1999) and June 15, 2000, respectively, and of $.06 per share on September 15, 2000 and December 15, 2000, respectively. On December 8, 2000, the Company declared a regular quarterly dividend of $.06 per share payable March 15, 2001 to shareholders of record at the close of business on March 1, 2001.

LEGAL PROCEEDINGS

In September, 1999, a complaint was filed in state court in Los Angeles County against Forest City Enterprises, Inc., Forest City California Residential Development, Inc., Forest City Residential West, Inc., and others. Plaintiffs were 63 construction workers who claim to have been exposed to asbestos and mold and mildew while engaged in renovation work at a construction site in Washington (“the Washington claims”). Three of the plaintiffs also claimed to have been exposed to asbestos and lead paint at a construction site in California (“the California claims”). Plaintiffs seek damages for unspecified personal injuries, lost income, and diminished earning capacity and also seek punitive and treble damages. In February, 2000, the Superior Court granted defendants’ motion to sever and stay the Washington claims on the grounds that Washington was a more convenient forum for the resolution of those claims. Defendants have filed a motion for summary judgment on the California claims, which may be heard in January 2001.

On October 27, 2000, the stayed Washington claims were refiled in Washington State court in King County. Plaintiffs added an additional 16 individuals as plaintiffs, and named as defendants the original defendants in the California case, as well as F.C. Bellevue Associates, LP, F.C. Bellevue, Inc. and Forest City Rental Properties Corporation. Certain of the defendants have not yet been served with this complaint, which closely parallels the allegations originally filed in California. Defendants intend to defend the lawsuit vigorously. Settlement discussions are ongoing.

NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, which defers the effective date of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, the Company plans to implement SFAS 133 for the fiscal quarters in its fiscal year ending January 31, 2002. The effect of the adoption of SFAS 133 on the Company’s financial statements cannot yet be determined since it will be subject to market conditions in place in 2001 and beyond.

During 2000, the FASB’s Emerging Issues Task Force (EITF) released Abstract EITF 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures”, prohibiting the use of the pro rata consolidation method except in the extractive and construction industries. The Company currently uses the pro rata method and will implement EITF 00-1 in its annual report for the year ending January 31, 2001. The Company is evaluating which entities will be consolidated versus carried on the equity method of accounting. The use of either method versus the pro rata method will result in prior year reclassifications to numerous lines in the consolidated financial statements, however, the Company anticipates that the impact on the net results of operations and shareholders’ equity will not be material.

In December 1999, the SEC released Staff Accounting Bulletin No. 101 (SAB 101) that summarizes the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is finalizing its assessment of the impact of this release and believes that adherence to SAB 101 will not have a material effect on the consolidated financial statements.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties; failure to consummate financing arrangements; development risks, including lack of satisfactory financing, construction and lease-up delays and cost overruns; the level and volatility of interest rates; financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending; the rate of revenue increases versus expense increases; the cyclical nature of the lumber wholesaling business; as well as other risks listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Earnings Before Depreciation, Amortization and Deferred Taxes
For the Third Quarter Ended October 31, 2000 and 1999
(in thousands)

	Commercial Group		Residential Group		Land Group

	2000	1999	2000	1999	2000	1999

Revenues	$140,497	$106,970	$42,091	$43,060	$18,887	$5,488

Exclude straight-line rent adjustment	3,204	—	—	—	—	—

Revenues excluding straight-line rent adjustment	137,293	106,970	42,091	43,060	18,887	5,488

Operating expenses,

including depreciation and amortization for non-real estate Groups	71,217	55,855	21,171	18,665	15,364	5,506

Exclude straight-line rent adjustment	1,123	—	—	—	—	—

Operating expenses excluding straight-line rent adjustment	70,094	55,855	21,171	18,665	15,364	5,506

Interest expense	27,968	22,493	8,894	5,779	1,381	2,053

Income tax provision	3,820	2,902	2,114	3,044	848	(795)

	101,882	81,250	32,179	27,488	17,593	6,764

Earnings before depreciation, amortization and deferred taxes (EBDT)	$35,411	$25,720	$9,912	$15,572	$1,294	($1,276)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber		Corporate
	Trading Group		Activities		Total

	2000	1999	2000	1999	2000	1999

Revenues	$26,202	$32,539	$59	$110	$227,736	$188,167

Exclude straight-line rent adjustment	—	—	—	—	3,204	—

Revenues excluding straight-line rent adjustment	26,202	32,539	59	110	224,532	188,167

Operating expenses,

including depreciation and amortization for non-real estate Groups	24,265	29,786	4,551	2,583	136,568	112,395

Exclude straight-line rent adjustment	—	—	—	—	1,123	—

Operating expenses excluding straight-line rent adjustment	24,265	29,786	4,551	2,583	135,445	112,395

Interest expense	1,196	1,429	8,432	6,667	47,871	38,421

Income tax provision	350	642	(5,417)	(4,045)	1,715	1,748

	25,811	31,857	7,566	5,205	185,031	152,564

Earnings before depreciation, amortization and deferred taxes (EBDT)	$391	$682	($7,507)	($5,095)	$39,501	$35,603

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)	$39,501	$35,603

Depreciation and amortization — Real Estate Groups	(25,154)	(20,042)

Deferred taxes — Real Estate Groups	(4,774)	(5,468)

Straight-line rent adjustment	2,081	—

Provision for decline in real estate and other, net of tax	—	(3,060)

Gain on disposition of properties and other investments, net of tax	1,425	—

Extraordinary gain, net of tax	—	—

Net earnings	$13,079	$7,033

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Earnings Before Depreciation, Amortization and Deferred Taxes
For the Nine Months Ended October 31, 2000 and 1999
(in thousands)

	Commercial Group		Residential Group		Land Group

	2000	1999	2000	1999	2000	1999

Revenues	$381,756	$316,905	$115,753	$115,960	$37,458	$21,557

Exclude straight-line rent adjustment	9,545	—	—	—	—	—

Revenues excluding straight-line rent adjustment	372,211	316,905	115,753	115,960	37,458	21,557

Operating expenses,

including depreciation and amortization for non-real estate Groups	195,148	164,206	45,565	54,926	33,893	23,602

Exclude straight-line rent adjustment	2,210	—	—	—	—	—

Operating expenses excluding straight-line rent adjustment	192,938	164,206	45,565	54,926	33,893	23,602

Interest expense	84,831	70,344	21,520	20,006	4,207	6,079

Income tax provision	14,278	8,627	6,106	6,989	(331)	(3,140)

	292,047	243,177	73,191	81,921	37,769	26,541

Earnings before depreciation, amortization and deferred taxes (EBDT)	$80,164	$73,728	$42,562	$34,039	($311)	($4,984)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber
	Trading Group		Corporate Activities		Total

	2000	1999	2000	1999	2000	1999

Revenues	$80,143	$114,012	$385	$378	$615,495	$568,812

Exclude straight-line rent adjustment	—	—	—	—	9,545	—

Revenues excluding straight-line rent adjustment	80,143	114,012	385	378	605,950	568,812

Operating expenses,

including depreciation and amortization for non-real estate Groups	74,462	100,945	11,438	9,354	360,506	353,033

Exclude straight-line rent adjustment	—	—	—	—	2,210	—

Operating expenses excluding straight-line rent adjustment	74,462	100,945	11,438	9,354	358,296	353,033

Interest expense	4,473	3,845	23,906	18,891	138,937	119,165

Income tax provision	664	3,739	(13,827)	(11,313)	6,890	4,902

	79,599	108,529	21,517	16,932	504,123	477,100

Earnings before depreciation, amortization and deferred taxes (EBDT)	$544	$5,483	($21,132)	($16,554)	$101,827	$91,712

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)	$101,827	$91,712

Depreciation and amortization — Real Estate Groups	(68,149)	(61,853)

Deferred taxes — Real Estate Groups	(12,722)	(9,732)

Straight-line rent adjustment	7,335	—

Provision for decline in real estate and other, net of tax	(744)	(3,060)

Gain on disposition of properties and other investments, net of tax	59,914	—

Extraordinary gain, net of tax	—	214

Net earnings	$87,461	$17,281

Note:	Beginning in the third quarter of 2000, the Central Station project in Chicago, Illinois which was previously reported in the Commercial Group, and the Stapleton project in Denver, Colorado which was previously reported in the Residential Group are now being reported in the Land Group. Prior periods' information has been restated to reflect this presentation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At October 31, 2000, the Company had $832,605,000 of variable-rate debt outstanding. This is inclusive of the $182,500,000 outstanding under its revolving credit facility at October 31, 2000. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

The Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate caps as follows.

Coverage	Notional	Average Rate

10/31/00 – 1/31/01	$824,776,000	6.74%

02/01/01 – 1/31/02	735,888,000	6.95%

02/01/02 – 1/31/03	654,427,000	7.76%

02/01/03 – 1/31/04	375,422,000	7.86%

02/01/04 – 1/31/05	271,060,000	8.00%

02/01/05 – 1/31/06	155,600,000	8.00%

The interest rate caps and swaps highlighted above were purchased to mitigate short-term variable interest rate risk. The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options as follows.

			Weighted	Weighted
Coverage	Term	Notional	Average Rate	Average Life *

	(years)
2001	10	$88,330,000	7.00%	0.47

	5	22,500,000	7.00%	0.75

2002	10	210,261,600	6.93%	1.63

*	As of October 31, 2000

Based upon SEC requirements on assessing the value of debt instruments, the Company estimates the fair value by discounting future cash payments at interest rates that approximates the current market. Given these parameters, the carrying amount of the Company’s total fixed-rate debt at October 31, 2000 was $2,139,326,000 compared to an estimated fair value of $2,029,876,000. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to a liability of approximately $2,143,265,000.

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates.

FAIR VALUE SUMMARY

	Expected Maturity Date

Long-Term Debt	2000	2001	2002	2003

Fixed:

Fixed rate debt (1)	$50,328,487	$216,702,893	$104,669,976	$85,044,372

Weighted average interest rate	8.33%	7.81%	7.60%	8.23%

UDAG (1)	15,984	10,490,505	1,548,523	173,777

Weighted average interest rate	6.94%	7.99%	2.75%	3.04%

Senior notes	—	—	—	—

Weighted average interest rate

Total Fixed Rate Debt	50,344,471	227,193,398	106,218,499	85,218,149

Variable:

Variable rate debt (1)	148,530,546	62,012,025	88,130,510	199,835,346

Weighted average interest rate

Tax Exempt (1) (2)	115,884,423	—	—	—

Weighted average interest rate

Revolving Credit Facility	—	—	—	182,500,000

Weighted average interest rate

Total Variable Rate Debt	264,414,969	62,012,025	88,130,510	382,335,346

Total Long-Term Debt	$314,759,440	$289,205,423	$194,349,009	$467,553,495

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Expected Maturity Date

			Total	Fair Market
			Outstanding	Value
Long-Term Debt	2004	Thereafter	10/31/00	10/31/00

Fixed:

Fixed rate debt (1)	$54,063,415	$1,358,680,810	$1,869,489,953	$1,802,338,047

Weighted average interest rate	7.40%	7.47%	7.58%

UDAG (1)	345,799	57,261,789	69,836,377	43,358,282

Weighted average interest rate	1.64%	1.68%	2.65%

Senior notes	—	200,000,000	200,000,000	184,180,000

Weighted average interest rate		8.50%	8.50%

Total Fixed Rate Debt	54,409,214	1,615,942,599	2,139,326,330	2,029,876,329

Variable:

Variable rate debt (1)	25,122,443	10,589,564	534,220,434	534,220,434

Weighted average interest rate			8.69%

Tax Exempt (1) (2)	—	—	115,884,423	115,884,423

Weighted average interest rate			5.14%

Revolving Credit Facility	—	—	182,500,000	182,500,000

Weighted average interest rate			8.69%

Total Variable Rate Debt	25,122,443	10,589,564	832,604,857	832,604,857

Total Long-Term Debt	$79,531,657	$1,626,532,163	$2,971,931,187	$2,862,481,186

(1)	Represents nonrecourse debt.

(2)	As of October 31, 2000, $11,029,500 of Variable Tax Exempt debt has been hedged via interest rate swap that has a remaining life of 0.17 years.

FAIR VALUE SUMMARY

	Expected Maturity Date

Long-Term Debt	1999	2000	2001	2002

Fixed:

Fixed rate debt (1)	$8,716,895	$93,741,638	$80,625,083	$43,686,781

Weighted average interest rate	7.95%	8.06%	8.25%	7.50%

UDAG (1)	13,034	1,049,021	10,481,224	541,722

Weighted average interest rate	6.85%	0.35%	7.99%	7.73%

Senior notes	—	—	—	—

Weighted average interest rate

Total Fixed Rate Debt	8,729,929	94,790,659	91,106,307	44,228,503

Variable:

Variable rate debt (1)	75,129,421	300,858,498	32,986,054	119,577,426

Weighted average interest rate

Tax Exempt (1)	—	55,980,001	32,636,622	—

Weighted average interest rate

Revolving Credit Facility	—	—	157,000,000	—

Weighted average interest rate

Total Variable Rate Debt	75,129,421	356,838,499	222,622,676	119,577,426

Total Long-Term Debt	$83,859,350	$451,629,158	$313,728,983	$163,805,929

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Expected Maturity Date
			Total	Fair Market
			Outstanding	Value
Long-Term Debt	2003	Thereafter	10/31/99	10/31/99

Fixed:

Fixed rate debt (1)	$85,939,979	$1,188,838,309	$1,501,548,685	$1,398,772,270

Weighted average interest rate	8.20%	7.38%	7.52%

UDAG (1)	163,085	57,623,143	69,871,229	39,528,030

Weighted average interest rate	2.78%	1.58%	2.57%

Senior notes	—	200,000,000	200,000,000	186,000,000

Weighted average interest rate		8.50%	8.50%

Total Fixed Rate Debt	86,103,064	1,446,461,452	1,771,419,914	1,624,300,300

Variable:

Variable rate debt (1)	60,869,699	21,337,042	610,758,140	610,758,140

Weighted average interest rate			7.30%

Tax Exempt (1)	—	64,679,000	153,295,623	153,295,623

Weighted average interest rate			4.32%

Revolving Credit Facility	—	—	157,000,000	157,000,000

Weighted average interest rate			7.39%

Total Variable Rate Debt	60,869,699	86,016,042	921,053,763	921,053,763

Total Long-Term Debt	$146,972,763	$1,532,477,494	$2,692,473,677	$2,545,354,063

(1)	Represents nonrecourse debt.

PART II – OTHER INFORMATION
Item l. Legal Proceedings

In September, 1999, a complaint was filed in state court in Los Angeles County against Forest City Enterprises, Inc., Forest City California Residential Development, Inc., Forest City Residential West, Inc., and others. Plaintiffs were 63 construction workers who claim to have been exposed to asbestos and mold and mildew while engaged in renovation work at a construction site in Washington (“the Washington claims”). Three of the plaintiffs also claimed to have been exposed to asbestos and lead paint at a construction site in California (“the California claims”). Plaintiffs seek damages for unspecified personal injuries, lost income, and diminished earning capacity and also seek punitive and treble damages. In February, 2000, the Superior Court granted defendants’ motion to sever and stay the Washington claims on the grounds that Washington was a more convenient forum for the resolution of those claims. Defendants have filed a motion for summary judgment on the California claims, which may be heard in January 2001.

On October 27, 2000, the stayed Washington claims were refiled in Washington State court in King County. Plaintiffs added an additional 16 individuals as plaintiffs, and named as defendants the original defendants in the California case, as well as F.C. Bellevue Associates, LP, F.C. Bellevue, Inc. and Forest City Rental Properties Corporation. Certain of the defendants have not yet been served with this complaint, which closely parallels the allegations originally filed in California. Defendants intend to defend the lawsuit vigorously. Settlement discussions are ongoing.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	—	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	—	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

3.3	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	—	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	—	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	—	Form of Senior Subordinated Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

10.1	—	Credit Agreement, dated as of December 10, 1997, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.2	—	Guaranty of Payment of Debt, dated as of December 10, 1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.39 the Company’s Form 10-Q for the quarter ended October 31, 1997 (File No. 1-4372).

10.3	—	First Amendment to Credit Agreement, dated as of January 20, 1998, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-3 (File No. 333-41437).

10.4	—	First Amendment to Guaranty of Payment of Debt, dated as of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-3 (File No. 333-41437).

10.5	—	Letter Agreement, dated as of February 25, 1998, by and among Forest City Enterprises, Inc., Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-3 (File No. 333-41437).

10.6	—	Second Amendment to Credit Agreement, dated as of March 6, 1998, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 6, 1998 (File No. 1-4372).

10.7	—	Second Amendment to Guaranty of Payment of Debt, dated as of March 6, 1998, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated March 6, 1998 (File No. 1-4372).

Exhibit
Number		Description of Document

10.10	—	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.11	—	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith, dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.12	—	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.13	—	Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended January 31, 1998 (File No.1-4372).

10.14	—	First Amendment to Employment Agreement (dated April 6, 1998) entered into as of April 24, 1998 by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.17	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.18	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.19	—	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.20	—	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.21	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.22	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.23	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.24	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.25	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.26	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.27	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.28	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.29	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.30	—	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.31	—	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

10.32	—	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No.333-61925).

10.33	—	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

10.34	—	Third Amendment to Credit Agreement, dated as of January 29, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent incorporation by reference to Exhibit 20.1 to the Company’s Form 8-K, dated January 29, 1999 (File No. 1-4372).

10.35	—	Third Amendment to Guaranty of Payment of Debt, dated as of January 29, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company’s Form 8-K, dated January 29, 1999 (File No. 1-4372).

10.36	—	Subordination Agreement, dated as of January 29, 1999, by and among Forest City Enterprises, Inc., St. Paul Fire and Marine Insurance Company, St. Paul Mercury Insurance Company, St. Paul Guardian Insurance Company, Seaboard Surety Company, Economy Fire & Casualty Company, Asset Guaranty Insurance Company, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.3 to the Company’s Form 8-K, dated January 29, 1999 (File No. 1-4372).

Exhibit
Number		Description of Document

10.37	—	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.38	—	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.39	—	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.40	—	Amended and Restated Credit Agreement, dated as of June 25, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.1 to the Company’s Form 8-K, dated June 25, 1999 (File No. 1-4372).

10.41	—	Amended and Restated Guaranty of Payment of Debt, dated as of June 25, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company’s Form 8-K, dated June 25, 1999 (File No. 1-4372).

10.42	—	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31,1999. (File No. 1-4372).

10.43	—	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999. (File No. 1-4372).

10.44	—	Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

Exhibit
Number		Description of Document

10.45	—	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.46	—	First Amendment to Employment Agreement entered into February 28, 2000 by and between Forest City Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.47	—	First Amendment to Employment Agreement entered into February 28, 2000 by and between Forest City Enterprises, Inc. and James A. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.48	—	Second Amendment to Employment Agreement entered into February 28, 2000 by and between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.49	—	Employment Agreement entered into on May 3, 2000, effective February 1, 2000, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.50	—	Employment Agreement entered into on May 3, 2000, effective February 1, 2000, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.51	—	First Amendment to Amended and Restated Credit Agreement, dated August 9, 2000, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

Exhibit
Number		Description of Document

10.52	—	First Amendment to Amended and Restated Guaranty of Payment of Debt, dated August 9, 2000, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

* 27	—	Financial Data Schedule.

*	—	Filed herewith.

(b)	Reports on Form 8-K:

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.

(Registrant)

Date	December 14, 2000	/s/ Thomas G. Smith

Thomas G. Smith,

Executive Vice President and

Chief Financial Officer

Date	December 14, 2000	/s/ Linda M. Kane

Linda M. Kane, Vice President,

Corporate Controller

(Chief Accounting Officer)