Form 10-Q/A
period 2000-07-31
FOREST CITY ENTERPRISES INC
filed 2001-02-06
CIK 38067

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


THIS FORM 10-Q/A AMENDS PART II, ITEM 4. ALL OTHER CONTENTS OF THIS FILING ARE AS OF SEPTEMBER 12, 2000 AND HAVE NOT BEEN UPDATED.

                          FOREST CITY ENTERPRISES, INC.

                                      Index
                                      -----
                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

      Item 1.  Financial Statements
               Forest City Enterprises,  Inc. and Subsidiaries

               Consolidated Balance Sheets - July 31, 2000
                      (Unaudited) and January 31, 2000                   3

               Consolidated Statements of Earnings
                      (Unaudited) - Three Months and Six Months
                      Ended July 31, 2000 and 1999                       4

               Consolidated Statements of Shareholders' Equity
                      (Unaudited) - Six Months Ended
                      July 31, 2000 and 1999                             5

               Consolidated Statements of Cash Flows (Unaudited) -
                      Six Months Ended July 31, 2000 and 1999            6 - 7

               Notes to Consolidated Financial Statements
                      (Unaudited)                                        8 - 12

      Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               13 - 27

      Item 3.  Quantitative and Qualitative Disclosures About Market
                      Risk                                              28 - 31

Part II.  Other Information

      Item 1.  Legal Proceedings                                        32

      Item 4.  Submission of Matters to a Vote of Security Holders      33

      Item 6.  Exhibits and Reports on Form 8-K                         34 - 41

Signatures                                                              42

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

THE FOLLOWING DISCUSSION, WHILE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 12, 2000, REFLECTS INFORMATION AS OF THE ORIGINAL FILING DATE OF THE FORM 10-Q TO WHICH THIS IS AN AMENDMENT.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.
-------------------------------------------------------------

On June 7, 2000, the Company held its annual meeting of shareholders. At that meeting, the shareholders elected four directors by holders of Class A Common Stock and nine directors by holders of Class B Common Stock, each to hold office until the next shareholder meeting and until his or her successor is elected; and elected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending January 31, 2001.

It was reported that 17,875,993 shares of Class A Common Stock representing 17,875,993 votes and 10,239,183 shares of Class B Common Stock representing 102,391,838 votes were represented in person and by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:

                                                                                         Abstentions
                                                                                           and/or
                                                                                           Broker
                                                           For            Against         Non-votes
                                                      ------------        -------       ------------
(1)  Election of the following nominated
     directors by Class A shareholders                  17,662,851            --            213,142
         Michael P. Esposito, Jr.
         Stan Ross
         Joan K. Shafran
         Louis Stokes

(2) Election of the following nominated
    directors by Class B shareholders                  102,341,678            --             50,160
         Albert B. Ratner
         Samuel H. Miller
         Charles A. Ratner
         James A. Ratner
         Jerry V. Jarrett
         Ronald A. Ratner
         Scott S. Cowen
         Brian J. Ratner
         Deborah Ratner Salzberg


(3)  Election of independent auditors
     PricewaterhouseCoopers LLP                        120,197,105          27,273           43,453

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)   Exhibits

        3.1    -    Amended Articles of Incorporation adopted as of October 11,
                    1983, incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983
                    (File No. 1-4372).

        3.2    -    Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

        3.3    -    Certificate of Amendment by Shareholders to the Articles of
                    Incorporation of Forest City Enterprises, Inc. dated June
                    24, 1997, incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-3 (Registration
                    No. 333-41437).

        3.4    -    Certificate of Amendment by Shareholders to the Articles of
                    Incorporation of Forest City Enterprises, Inc. dated June
                    16, 1998, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration
                    No. 333-61925).

        4.1    -    Form of Senior Subordinated Indenture between the Company
                    and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company's Registration
                    Statement on Form S-3 (Registration No. 333-22695).

        4.2    -    Form of Junior Subordinated Indenture between the Company
                    and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company's Registration
                    Statement on Form S-3 (Registration No. 333-22695).

        4.3    -    Form of Senior Subordinated Indenture between the Company
                    and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company's
                    Registration Statement on Form S-3 (Registration No.
                    333-41437).

        10.1   -    Credit Agreement, dated as of December 10, 1997, by and
                    among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1997
                    (File No. 1-4372).

        Exhibit
         Number                        Description of Document
       ----------                      -----------------------


        10.2    -   Guaranty of Payment of Debt, dated as of December 10, 1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.39 the Company's
                    Form 10-Q for the quarter ended October 31, 1997 (File No.
                    1-4372).

        10.3   -    First Amendment to Credit Agreement, dated as of January 20,
                    1998, by and among Forest City Rental Properties
                    Corporation, the banks named therein, KeyBank National
                    Association, as administrative agent, and National City
                    Bank, as syndication agent, incorporated by reference to
                    Exhibit 4.19 to the Company's Registration Statement on Form
                    S-3 (File No. 333-41437).

        10.4   -    First Amendment to Guaranty of Payment of Debt, dated as of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-3 (File No.
                    333-41437).

        10.5   -    Letter Agreement, dated as of February 25, 1998, by and
                    among Forest City Enterprises, Inc., Forest City Rental
                    Properties Corporation, the banks named therein, KeyBank
                    National Association, as administrative agent, and National
                    City Bank, as syndication agent, incorporated by reference to Exhibit 4.21 to the Company's Registration Statement on
                    Form S-3 (File No. 333-41437).

        10.6   -    Second Amendment to Credit Agreement, dated as of March 6,
                    1998, by and among Forest City Rental Properties
                    Corporation, the banks named therein, KeyBank National
                    Association, as administrative agent, and National City
                    Bank, as syndication agent, incorporated by reference to
                    Exhibit 10.1 to the Company's Form 8-K, dated March 6, 1998
                    (File No. 1-4372).

        10.7   -    Second Amendment to Guaranty of Payment of Debt, dated as of
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

                                    FOREST CITY ENTERPRISES, INC.
                                             (Registrant)



Date February 6, 2001           /s/ Thomas G. Smith
     ------------------            -----------------------

                                    Thomas G. Smith, Executive Vice President
                                      and Chief Financial Officer

Date February 6, 2001           /s/ Linda M. Kane
     ------------------              ----------------------------------

                                    Linda M. Kane, Vice President,
                                      Corporate Controller
                                    (Chief Accounting Officer)