Form 10-K
period 2001-01-31
FOREST CITY ENTERPRISES INC
filed 2001-04-26
CIK 38067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT  OF 1934 [NO FEE REQUIRED]
For the fiscal year ended           January 31, 2001
                          ------------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT Pursuant to Section 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to
                               -------------------------   ---------------------

                          Commission file number 1-4372
                                                 ------

                          FOREST CITY ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Ohio                                        34-0863886
----------------------------------------            ----------------------------
      (State of incorporation)                          (I.R.S. Employer
                                                        Identification No.)
   Terminal Tower   50 Public Square
   Suite 1100       Cleveland, Ohio                           44113
----------------------------------------            ----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         216-621-6060
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange on
         Title of each class                            which registered
----------------------------------------            ----------------------------
Class A Common Stock ($.33 1/3 par value)             New York Stock Exchange
 Class B Common Stock ($.33 1/3 par value)            New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO  ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 1, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $578,309,471 and $114,565,647 for Class A and Class B common stock, respectively.

The number of shares of registrant's common stock outstanding on March 1, 2001 was 19,837,607 and 10,243,920 for Class A and Class B common stock, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2001 (2000 Annual Report to Shareholders) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 6, 2001 are incorporated by reference into Part III of this Form 10-K.

                          FOREST CITY ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K
                                JANUARY 31, 2001

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----

                                     PART I
Item 1.        Business                                                                                        2
Item 2.        Properties                                                                                      5
Item 3.        Legal Proceedings                                                                               5
Item 4.        Submission of Matters to a Vote of Security Holders                                             6
Item 4A.       Executive Officers of the Registrant                                                            6

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                           8
Item 6.        Selected Financial Data                                                                         8
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                             8
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                      9
Item 8.        Financial Statements and Supplementary Data                                                    14
Item 9.        Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure                                                                       15

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant                                             15
Item 11.       Executive Compensation                                                                         15
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                 15
Item 13.       Certain Relationships and Related Transactions                                                 15

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               16
               Signatures                                                                                     27

                                     PART I

Item 1. Business
----------------

       Founded 81 years ago and publicly traded since 1960, Forest City Enterprises, Inc. (with its Subsidiaries, the "Company" or "Forest City") owns, develops, acquires and operates commercial and residential real estate properties in 22 states and the District of Columbia. At January 31, 2001, the Company had $4.0 billion in consolidated assets, of which approximately $3.5 billion was invested in real estate, at cost.

       The Company is organized into four principal business groups:

         * Commercial Group, which owns, develops, acquires and operates shopping centers, office buildings and mixed-use projects including hotels,

         * Residential Group, which owns, develops, acquires and operates the Company's multi-family properties,

         * Land Group, which owns and develops raw land into master planned communities and other residential developments for resale,

         * and Lumber Trading Group, which operates the Company's lumber wholesaling business.

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

Commercial Group
----------------

         The Company has developed retail projects for more than 50 years and office, mixed-use and hotel projects for more than 30 years. Today, the Commercial Group owns a diverse portfolio in both urban and suburban locations in 12 states. The Commercial Group targets densely populated locations where it uses its expertise to develop complex projects, often employing public/private partnerships. As of January 31, 2001, the Commercial Group owned interests in 73 completed projects, including 39 retail properties, 25 office properties and 9 hotels.

       The Company opened its first strip shopping center in 1948, and its first enclosed regional mall in 1962. Since then, it has developed urban retail centers, entertainment based centers, community centers and power centers focused on "big box" retailing (collectively, "Specialty Retail Centers"), as well as regional malls. As of January 31, 2001, the Commercial Group's existing shopping center portfolio consisted of 12 regional malls with a Gross Leasable Area (GLA) of 3.9 million square feet 27 Specialty Retail Centers with a total GLA of 5.2 million square feet.

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

----------------------------

       While the Company continues to develop regional malls in strong markets, the Company has also pioneered the concept of bringing "big box" retailing to urban locations previously ignored by major retailers primarily in the New York metropolitan area. With high population densities and disposable income levels at or near those of the suburbs, urban development is proving to be economically advantageous for the Company, for the tenants who realize high sales per square foot and for the cities, which benefit from the new jobs created in the urban locations.

       At January 31, 2001, the Company's operating portfolio of office/mixed-use and hotel projects consists of 25 office buildings containing
7.3 million square feet, including mixed-use projects with an aggregate of 259,000 gross leasable square feet of retail space and nine hotels with 2,936 rooms.

       In its office development activities, Forest City is primarily a build-to-suit developer which works with tenants to meet their highly specialized requirements. The Company's office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and shopping centers or as part of a major office campus. As a result of this focus on new urban developments, approximately 64% of the Company's office buildings were built within the last 11 years and are concentrated in five urban developments located in Brooklyn, New York, Cleveland, Ohio, Cambridge, Massachusetts, Pittsburgh, Pennsylvania and San Jose, California.

Residential Group
-----------------

       The Company's Residential Group develops, acquires, owns, leases and manages residential rental property in 17 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in northeast Ohio and gradually expanding nationally. Its portfolio includes mature middle-market apartments in geographically attractive suburbs, newer and higher end apartments in unique urban locations, newer apartments in the suburbs and supported living communities. The Residential Group does not develop or operate single-family housing or condominium projects.

       At January 31, 2001, the Residential Group's operating portfolio consists of 35,049 units in 116 properties in which Forest City has an ownership interest, including 6,735 units of syndicated senior citizen subsidized housing in 40 buildings that the Company manages and in which it owns a residual interest.

Land Group
----------

       The Company has been in the land business since the 1930's. The Land Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. The Land Group projects attract national, regional and local builders. The Land Group develops raw land into master planned communities, mixed-use and other residential developments and currently owns more than 5,500 acres of undeveloped land for this purpose. The Company currently has land development projects in nine states.

       Historically, the Land Group's activities focused on land development projects in northeast Ohio. Over time, the Group's activities expanded to larger, more complex projects, and regional expansion into western New York State. In the last ten years, the Group has extended its activities on a national basis, first in Arizona, and more recently in North Carolina, Florida, Nevada and Colorado. Land development activities at the Company's former Stapleton airport project in Denver, Colorado and the Central Station project in downtown Chicago, Illinois are reported in the Land Group.

     In addition to the sales activities of the Land Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds from such land sales are included in the revenues of such Groups.

----------------------------

Lumber Trading Group
--------------------

       The Company's original business was selling lumber to homebuilders. The Company expanded this business in 1969 through its acquisition of Forest City Trading Group, Inc., which is a lumber wholesaler to customers in all 50 states and all Canadian provinces. Through 10 strategically located trading offices in the United States and Canada, employing over 320 traders, Forest City sold the equivalent of over seven billion board feet of lumber in 2000, with a gross sales volume of nearly $2.7 billion, making the Company one of the largest lumber wholesalers in North America.

       The Lumber Trading Group currently has sales and administrative offices in six states and Vancouver, British Columbia. The Company opens offices in response to the changing demands of the lumber industry.

       The Lumber Trading Group's core business is supplying lumber for new home construction and to the repair and remodeling markets. Approximately 65% of the Lumber Trading Group's sales for 2000 involve back-to-back trades in which the Company brings together a buyer and seller for an immediate purchase and sale. The balance of transactions are trades in which the Company takes a short-term ownership position and is at risk for lumber market fluctuations. This risk, however, is reduced by the implementation of our lumber hedging strategy.

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

Number of Employees
-------------------

       The Company had 4,271 employees as of January 31, 2001, of which 3,272 were full-time and 999 were part-time.

Segments of Business
--------------------

        Financial information about industry segments required by this item is incorporated by reference to Note M "Segment Information" which appears on pages 50 and 51 of the 2000 Annual Report to Shareholders.

Item 2. Properties
------------------

       The Corporate headquarters of Forest City Enterprises, Inc. is located in Cleveland, Ohio and is owned by the Company. Regional offices are located in New York, Los Angeles, Boston, Tucson, Washington, D. C., Denver and San Francisco. Forest City Trading Group, Inc. maintains its headquarters in Portland, Oregon with 14 administrative and sales offices and one processing plant located in seven states and one sales office in Canada.

       The "Forest City Rental Properties Corporation Portfolio of Real Estate," presented on pages 22 through 25 of the 2000 Annual Report to Shareholders, lists the shopping centers, office buildings, hotels and apartments in which Forest City Rental Properties Corporation has an interest and is incorporated herein by reference.

Item 3. Legal Proceedings
-------------------------

         In September 1999, a complaint was filed in state court in Los Angeles County against Forest City Enterprises, Inc., Forest City California Residential Development, Inc., Forest City Residential West, Inc. and others. Plaintiffs were 63 construction workers who claim to have been exposed to asbestos and mold and mildew while engaged in renovation work at a construction site in the state of Washington. Three of the plaintiffs also claimed to have been exposed to asbestos and lead paint at a construction site in California. Plaintiffs sought damages for unspecified personal injuries, lost income and diminished earning capacity and also sought punitive and treble damages.

       The matter was settled by January 31, 2001 and the cases have been dismissed. The settlement is reflected in the accompanying financial statements and did not have a material effect.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter.

Item 4 (A).  Executive Officers of the Registrant
-------------------------------------------------

       The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2001.

       The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 6, 2001.

                                                                                      Date
Name and Position(s) Held                                                           Appointed            Age
-------------------------                                                           ---------            ---

Albert B. Ratner
Co-Chairman of the Board of Directors of the Company
since June 1995, Vice Chairman of the Board of the
Company from June 1993 to June 1995, Chief Executive
Officer prior to July 1995 and President prior to July 1993.                         6-13-95               73

Samuel H. Miller
Co-Chairman of the Board of Directors of the Company
since June 1995, Chairman of the Board of the Company from
June 1993 to June 1995 and Vice Chairman of the Board,
Chief Operating Officer of the Company prior to June 1993,
Treasurer of  the Company since December 1992.                                       6-13-95               79

Charles A. Ratner
President of the Company since June 1993, Chief Executive
Officer of the Company since June 1995, Chief Operating
Officer from June 1993 to June 1995 and Executive Vice
President prior to June 1993, Director.                                              6-13-95               59

James A. Ratner
Executive Vice President, Director, Officer of various
subsidiary corporations.                                                             3-09-88               56

Ronald A. Ratner
Executive Vice President, Director, Officer of various
subsidiary corporations.                                                             3-09-88               54

Thomas G. Smith
Executive Vice President since October 2000, Senior Vice President prior  to October 2000, Chief Financial Officer, Secretary,
Officer of various subsidiary corporations.                                         10-10-00               60

Item 4 (A).  Executive Officers of the Registrant (continued)
-------------------------------------------------------------
                                                                                                          Date
Name and Position(s) Held                                                           Appointed             Age
-------------------------                                                           ---------             ---

William M. Warren
Senior Vice President, General Counsel and Assistant Secretary.                      5-16-72               72

Brian J. Ratner
Executive Vice President--East Coast Development since August 2000,
Senior Vice President-- East Coast Development from January 1997 to August 2000, Vice President--Urban Entertainment from June 1995 to
December 1996, Vice President from May 1994 to June 1995
and an officer of various subsidiaries.                                              8-1-00                43

Linda M. Kane
Vice President and Corporate Controller since April 1995,
Asset Manager--Commercial Group from July 1992 to
April 1995 and Financial Manager--Residential Group from
October 1990 to July 1992.                                                           4-01-95               43

Note: Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Albert B. Ratner is the father of Brian J. Ratner and first cousin to Charles A. Ratner, James A. Ratner and Ronald A. Ratner.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

         Information required by this item is incorporated by reference to "Quarterly Consolidated Financial Data (Unaudited)" which appears on page 59 of the 2000 Annual Report to Shareholders.

Item 6. Selected Financial Data
-------------------------------

         The information required by this item is incorporated by reference to "Selected Financial Data" on page 26 of the 2000 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

         The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 60 through 73 of the 2000 Annual Report to Shareholders.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------

The Company's primary market risk exposure is interest rate risk. At January 31, 2001, the Company had $849,446,000 of variable-rate debt outstanding for full consolidation and $904,838,000 for pro-rata consolidation. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

The Company has purchased London Interbank Offered Rate ("LIBOR") interest rate caps as follows.

                                   Full Consolidation                   Pro-Rata Consolidation
                            -------------------------------        ------------------------------
Coverage                        Notional      Average Rate            Notional       Average Rate
-------------------------------------------------------------------------------------------------

02/01/01 - 1/31/02          $ 793,264,000        7.04%             $ 778,052,000        6.98%
02/01/02 - 1/31/03            622,736,000        7.69%               640,372,000        7.76%
02/01/03 - 1/31/04            391,800,000        7.75%               389,699,000        7.87%
02/01/04 - 1/31/05            211,800,000        8.00%               285,337,000        8.00%
02/01/05 - 1/31/06            177,300,000        8.00%               177,300,000        8.00%

The interest rate caps highlighted above were purchased to mitigate short-term variable interest rate risk. The Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options as follows.

                            Full Consolidation                               Pro-Rata Consolidation
               -----------------------------------------------     -----------------------------------------------
                                 Weighted       Remaining                           Weighted          Remaining
Term             Notional      average rate   Years at 1/31/01       Notional     average rate    Years at 1/31/01
------------------------------------------------------------------------------------------------------------------

10 years       $123,100,000         7.00%            0.21           $ 86,890,000      7.00%            0.21

10 years        321,800,000         6.92%            1.35            210,261,000      6.93%            1.38

At January 31, 2001, the Company had $189,500,000 outstanding under its $260,000,000 revolving credit facility, which bears interest at LIBOR plus 2.125%. The Company has purchased LIBOR interest rate caps at an average rate of 6.82% and an average rate of 7.75% for 2002 at notional amounts of $187,484,000 and $54,161,000, respectively.

Based upon SEC requirements on assessing the value of debt instruments, the Company estimates the fair value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company's total fixed-rate debt at January 31, 2001 was $2,000,367,000 compared to an estimated fair value of $1,939,559, 000 for full consolidation and $2,130,980,000 compared to an estimated fair value of $2,081,088,000 for pro-rata consolidation. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt for full consolidation and pro-rata consolidation to a liability of approximately $2,050,864,000 and $2,198,518,000, respectively.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At January 31, 2001, the unamortized book value of the Company's hedging instruments was $17,000,000 compared to an estimated fair value of $2,000,000.

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates.

FULL CONSOLIDATION METHOD

JANUARY 31, 2001


                                                                       EXPECTED MATURITY DATE
                                     ---------------------------------------------------------------------------------------------
          LONG-TERM DEBT                2001            2002             2003           2004             2005         THEREAFTER
          --------------                ----            ----             ----           ----             ----         ----------
FIXED:
    Fixed rate debt (1)              $310,883,431    $ 62,061,339    $ 64,171,833    $34,090,134    $ 108,086,704   $1,132,281,249
    Weighted average interest rate           7.92%           7.65%           7.66%          7.42%            7.26%            7.44%

    UDAG (1)                               82,228         102,386         225,414        454,327       10,972,492       56,555,052
    Weighted average interest rate           6.99%           6.01%           2.93%          1.56%            3.90%            1.15%

    Senior & Subordinated Debt                 --              --              --             --               --      220,400,000
    Weighted average interest rate                                                                                            8.31%
                                     ------------    ------------    ------------    -----------    -------------   --------------


Total Fixed Rate Debt                 310,965,659      62,163,725      64,397,247     34,544,461      119,059,196    1,409,236,301
                                     ------------    ------------    ------------    -----------    -------------   --------------

VARIABLE:
    Variable rate debt (1)            207,395,269     101,001,131     271,551,378     25,847,856               --               --
    Weighted average interest rate

    Tax Exempt (1)                     54,150,000              --              --             --               --               --
    Weighted average interest rate

    Revolving Credit Facility                  --              --     189,500,000             --               --               --
    Weighted average interest rate
                                     ------------    ------------    ------------    -----------    -------------   --------------


Total Variable Rate Debt              261,545,269     101,001,131     461,051,378     25,847,856               --               --
                                     ------------    ------------    ------------    -----------    -------------   --------------

TOTAL LONG-TERM DEBT                 $572,510,928    $163,164,856    $525,448,625    $60,392,317    $ 119,059,196   $1,409,236,301
                                     ============    ============    ============    ===========    =============   ==============


                                           TOTAL              FAIR MARKET
                                        OUTSTANDING              VALUE
          LONG-TERM DEBT                 1/31/2001             1/31/2001
          --------------                 ---------             ---------
FIXED:
    Fixed rate debt (1)                $1,711,574,690        $1,690,083,560
    Weighted average interest rate               7.53%

    UDAG (1)                               68,391,899            36,775,918
    Weighted average interest rate               1.61%

    Senior & Subordinated Debt            220,400,000           212,700,000
    Weighted average interest rate               8.31%
                                       --------------        --------------


Total Fixed Rate Debt                   2,000,366,589         1,939,559,478
                                       --------------        --------------

VARIABLE:
    Variable rate debt (1)                605,795,634           605,795,634
    Weighted average interest rate               8.73%

    Tax Exempt (1)                         54,150,000            54,150,000
    Weighted average interest rate               6.20%

    Revolving Credit Facility             189,500,000           189,500,000
    Weighted average interest rate               8.63%
                                       --------------        --------------


Total Variable Rate Debt                  849,445,634           849,445,634
                                       --------------        --------------

TOTAL LONG-TERM DEBT                   $2,849,812,223        $2,789,005,112
                                       ==============        ==============

                                       10
(1) Represents nonrecourse debt.

PRO-RATA CONSOLIDATION METHOD

JANUARY 31, 2001

                                                                        EXPECTED MATURITY DATE
                                     ---------------------------------------------------------------------------------------------
               LONG-TERM DEBT             2001           2002             2003           2004            2005         THEREAFTER
               --------------             ----           ----             ----           ----            ----         ----------
FIXED:
    Fixed rate debt (1)              $ 224,340,015   $ 65,356,145     $ 93,777,477   $ 54,380,328   $ 144,104,426   $1,258,800,910
    Weighted average interest rate            7.93%          7.75%            8.46%          7.40%           7.75%            7.42%

    UDAG (1)                            10,490,882      1,548,523          173,777        345,799      10,859,802       46,401,987
    Weighted average interest rate            7.95%          2.43%            0.00%          0.00%           3.87%            1.21%

    Senior & Subordinated Debt                  --             --                -             --              --      220,400,000
    Weighted average interest rate                                                                                            8.31%
                                     -------------  -------------    -------------   ------------   -------------   --------------


Total Fixed Rate Debt                  234,830,897     66,904,668       93,951,254     54,726,127     154,964,228    1,525,602,897
                                     -------------  -------------    -------------   ------------   -------------   --------------

VARIABLE:
    Variable rate debt (1)             191,807,269    158,287,831      207,602,218     26,130,224      26,452,613       10,451,802
    Weighted average interest rate

    Tax Exempt (1)                      94,605,416             --               --             --              --               --
    Weighted average interest rate

    Revolving Credit Facility                   --             --      189,500,000             --              --               --
    Weighted average interest rate
                                     -------------  -------------    -------------   ------------   -------------   --------------


Total Variable Rate Debt               286,412,685    158,287,831      397,102,218     26,130,224      26,452,613       10,451,802
                                     -------------  -------------    -------------   ------------   -------------   --------------

TOTAL LONG-TERM DEBT                 $ 521,243,582  $ 225,192,499    $ 491,053,472   $ 80,856,351   $ 181,416,841   $1,536,054,699
                                     =============  =============    =============   ============   =============   ==============


                                               TOTAL              FAIR MARKET
                                            OUTSTANDING              VALUE
               LONG-TERM DEBT                1/31/2001             1/31/2001
               --------------                ---------             ---------
FIXED:
    Fixed rate debt (1)                   $1,840,759,301        $1,822,852,367
    Weighted average interest rate                  7.57%

    UDAG (1)                                  69,820,770            45,535,905
    Weighted average interest rate                  2.65%

    Senior & Subordinated Debt               220,400,000           212,700,000
    Weighted average interest rate                  8.31%
                                          --------------        --------------


Total Fixed Rate Debt                      2,130,980,071         2,081,088,272
                                          --------------        --------------

VARIABLE:
    Variable rate debt (1)                   620,731,957           620,731,957
    Weighted average interest rate                  8.59%

    Tax Exempt (1)                            94,605,416            94,605,416
    Weighted average interest rate                  5.36%

    Revolving Credit Facility                189,500,000           189,500,000
    Weighted average interest rate                  8.63%
                                          --------------        --------------


Total Variable Rate Debt                     904,837,373           904,837,373
                                          --------------        --------------

TOTAL LONG-TERM DEBT                      $3,035,817,444        $2,985,925,645
                                          ==============        ==============

(1) Represents nonrecourse debt.

FULL CONSOLIDATION METHOD

JANUARY 31, 2000



                                                                EXPECTED MATURITY DATE
                                 ----------------------------------------------------------------------------------------
       LONG-TERM DEBT                2000            2001           2002          2003           2004        THEREAFTER
       --------------                ----            ----           ----          ----           ----        ----------
FIXED:
 Fixed rate debt (1)             $ 49,504,027    $ 99,647,653   $ 42,117,504  $ 65,234,832   $31,874,536  $1,077,753,910
 Weighted average interest rate          8.32%           8.37%          7.48%         7.68%         7.40%           7.35%

 UDAG (1)                              65,838          70,280         89,934       212,049       439,941      67,596,611
 Weighted average interest rate          6.97%           7.00%          5.87%         2.67%         1.38%           1.51%

 Senior notes                              --              --             --            --            --     200,000,000
 Weighted average interest rate                                                                                     8.50%
                                 ------------    ------------   ------------  ------------   -----------   -------------

Total Fixed Rate Debt              49,569,865      99,717,933     42,207,438    65,446,881    32,314,477   1,345,350,521
                                 ------------    ------------   ------------  ------------   -----------   -------------

VARIABLE:
 Variable rate debt (1) (2)       446,959,395      38,205,393     72,587,415    67,688,685    17,646,808              --
 Weighted average interest rate

 Tax Exempt (1)                    55,570,001      30,650,000             --            --            --      24,679,000
 Weighted average interest rate

 Revolving Credit Facility                 --     167,000,000             --            --            --              --
 Weighted average interest rate
                                 ------------    ------------   ------------  ------------   -----------   -------------

Total Variable Rate Debt          502,529,396     235,855,393     72,587,415    67,688,685    17,646,808      24,679,000
                                 ------------    ------------   ------------  ------------   -----------   -------------

TOTAL LONG-TERM DEBT             $552,099,261    $335,573,326   $114,794,853  $133,135,566   $49,961,285  $1,370,029,521
                                 ============    ============   ============  ============   ===========  ==============

                                      TOTAL          FAIR MARKET
                                   OUTSTANDING          VALUE
       LONG-TERM DEBT                1/31/00           1/31/00
       --------------                -------           -------
FIXED:
 Fixed rate debt (1)              $1,366,132,462    $1,265,138,832
 Weighted average interest rate             7.48%

 UDAG (1)                             68,474,653        31,635,041
 Weighted average interest rate             1.53%

 Senior notes                        200,000,000       183,000,000
 Weighted average interest rate             8.50%
                                  --------------    --------------

Total Fixed Rate Debt              1,634,607,115     1,479,773,873
                                  --------------    --------------

VARIABLE:
 Variable rate debt (1) (2)          643,087,696       643,087,696
 Weighted average interest rate             7.66%

 Tax Exempt (1)                      110,899,001       110,899,001
 Weighted average interest rate             4.44%

 Revolving Credit Facility           167,000,000       167,000,000
 Weighted average interest rate             7.88%
                                  --------------    --------------

Total Variable Rate Debt             920,986,697       920,986,697
                                  --------------    --------------

TOTAL LONG-TERM DEBT              $2,555,593,812    $2,400,760,570
                                  ==============    ==============


(1) Represents nonrecourse debt.
(2) As of January 31, 2000, $205,615,000 of variable-rate debt has been hedged via LIBOR-based swaps that have a remaining average life of 0.92 years.

PRO-RATA CONSOLIDATION METHOD

JANUARY 31, 2000


                                                                         EXPECTED MATURITY DATE
                                     -------------------------------------------------------------------------------------------
          LONG-TERM DEBT                 2000             2001            2002           2003           2004          THEREAFTER
          --------------                 ----             ----            ----           ----           ----          ----------
FIXED:
    Fixed rate debt (1)             $ 67,930,592     $ 81,160,031    $ 44,400,735    $ 86,509,644    $53,424,682   $1,231,194,549
    Weighted average interest rate          8.11%            8.25%           7.51%           8.24%          7.40%            7.40%

    UDAG (1)                           1,049,610       10,481,224         541,722         163,085        334,290       57,288,853
    Weighted average interest rate          0.35%            7.99%           7.73%           2.78%          1.45%            1.58%

    Senior notes                              --               --              --              --             --      200,000,000
    Weighted average interest rate                                                                                           8.50%
                                    ------------     ------------    ------------    ------------    -----------   --------------


Total Fixed Rate Debt                 68,980,202       91,641,255      44,942,457      86,672,729     53,758,972    1,488,483,402
                                    ------------     ------------    ------------    ------------    -----------   --------------

VARIABLE:

    Variable rate debt (1) (2)       347,609,980       34,141,905     119,367,166      68,992,986     17,646,808        7,685,100
    Weighted average interest rate

    Tax Exempt (1)                    55,570,001       32,208,500              --              --             --       64,679,000
    Weighted average interest rate

    Revolving Credit Facility                 --      167,000,000              --              --             --               --
    Weighted average interest rate
                                    ------------     ------------    ------------    ------------    -----------   --------------

Total Variable Rate Debt             403,179,981      233,350,405     119,367,166      68,992,986     17,646,808       72,364,100
                                    ------------     ------------    ------------    ------------    -----------   --------------

TOTAL LONG-TERM DEBT                $472,160,183     $324,991,660    $164,309,623    $155,665,715    $71,405,780   $1,560,847,502
                                    ============     ============    ============    ============    ===========   ==============

                                             TOTAL              FAIR MARKET
                                           OUTSTANDING             VALUE
          LONG-TERM DEBT                     1/31/00              1/31/00
          --------------                     -------              -------
FIXED:
    Fixed rate debt (1)                  $1,564,620,233        $1,333,084,420
    Weighted average interest rate                 7.52%

    UDAG (1)                                 69,858,784            39,902,100
    Weighted average interest rate                 2.57%

    Senior notes                            200,000,000           183,000,000
    Weighted average interest rate                 8.50%
                                         --------------        --------------


Total Fixed Rate Debt                     1,834,479,017         1,555,986,520
                                         --------------        --------------

VARIABLE:

    Variable rate debt (1) (2)              595,443,945           595,443,945
    Weighted average interest rate                 7.72%

    Tax Exempt (1)                          152,457,501           152,457,501
    Weighted average interest rate                 4.10%

    Revolving Credit Facility               167,000,000           167,000,000
    Weighted average interest rate                 7.88%
                                         --------------        --------------

Total Variable Rate Debt                    914,901,446           914,901,446
                                         --------------        --------------

TOTAL LONG-TERM DEBT                     $2,749,380,463        $2,470,887,966
                                         ==============        ==============


(1) Represents nonrecourse debt.
(2) As of January 31, 2000, $198,792,000 of variable-rate debt has been hedged via LIBOR-based swaps that have a remaining average life of 0.97 years.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

       The financial statements and supplementary data required by this item are incorporated by reference to "Report of Independent Accountants," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Quarterly Consolidated Financial Data (Unaudited)" located on pages 28 through 59 of the 2000 Annual Report to Shareholders.

        Financial Statement Schedule II, "Valuation and Qualifying Accounts" and
Schedule III, "Real Estate and Accumulated Depreciation" are included in Part IV, Item 14(d).

        The quarterly revenues and earnings before income taxes reported in "Quarterly Consolidated Financial Data (Unaudited)" located on page 59 of the 2000 Annual Report to Shareholders differs from the amounts last reported in filings on Forms 10-Q in 2000 and the 1999 Form 10-K. The differences result from a change in the presentation of the financial results from the pro-rata method of consolidation to the full consolidation method, as more fully described in Note A of "Notes to Consolidated Financial Statements" in the 2000 Annual Report to Shareholders. The following is a reconciliation of those differences.

                                                                                                                AS
                                                PER 2000                                                    PREVIOUSLY
                                              ANNUAL REPORT                               PLUS               REPORTED
                                              -------------            LESS           UNCONSOLIDATED         --------
                                                  FULL               MINORITY           INVESTMENTS          PRO-RATA
QUARTER ENDED                                 CONSOLIDATION          INTEREST           AT PRO-RATA        CONSOLIDATION
---------------------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
OCTOBER 31, 2000
Revenues                                             $211,526              $29,351             $45,561            $227,736
Earnings before income taxes                           21,927                  501                   -              21,426

JULY 31, 2000
Revenues                                              190,263               28,852              39,730             201,141
Earnings before income taxes                           41,703                  856                   -              40,847

APRIL 30, 2000
Revenues                                              166,867               22,096              41,847             186,618
Earnings before income taxes                           44,272                   47                   -              44,225

JANUARY 31, 2000
Revenues                                              197,925               20,000              46,334             224,259
Earnings before income taxes                           39,566                4,416                   -              35,150

OCTOBER 31, 1999
Revenues                                              164,878               16,160              39,449             188,167
Earnings before income taxes                           12,697                  450                   -              12,247

JULY 31, 1999
Revenues                                              174,062               16,620              41,509             198,951
Earnings before income taxes                            8,918                  649                   -               8,269

APRIL 30, 1999
Revenues                                              161,923               15,464              35,235             181,694
Earnings before income taxes                            9,225                   42                   -               9,183

                                    PART III

Item 9. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

None.


Item 10.   Directors and Executive Officers of the Registrant
-------------------------------------------------------------

     (a) Identification of Directors is contained in a definitive proxy statement which the registrant anticipates will be filed by April 27, 2001 and is incorporated herein by reference.

     (b) Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in
           Part I of this Form 10-K.

     (c) The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the registrant anticipates will be filed by April 27, 2001 and is incorporated herein by reference.

Item 11. Executive Compensation; Item 12. Security Ownership of Certain
-----------------------------------------------------------------------
Beneficial Owners and Management; and
-------------------------------------
Item 13. Certain  Relationships  and  Related Transactions
----------------------------------------------------------

              Information required under these sections is contained in a definitive proxy statement which the registrant anticipates will be filed by April 27, 2001 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

          (a)  List of documents filed as part of this report.

               1. The following financial statements and supplementary data included in the 2000 Annual Report to Shareholders are incorporated by reference in Part II, Item 8.

                    Report of Independent Accountants
                    Consolidated Balance Sheets - January 31, 2001 and 2000 Consolidated Statements of Earnings for the three years ended January 31, 2001
                    Consolidated Statements of Shareholders' Equity for the three years ended January 31, 2001
                    Consolidated Statements of Cash Flows for the three years ended January 31, 2001 Notes to Consolidated Financial Statements
                    Quarterly Consolidated Financial Data (Unaudited)

                    Individual financial statements of persons accounted for by the equity method have been omitted because such persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

               2. Financial statement schedules required by Part II, Item 8 are included in Part IV, Item 14(d):

                                                                                                 Page No.
                                                                                                 --------

                    Schedule II - Valuation and Qualifying Accounts for the
                    years ended January 31, 2001, 2000 and 1999                                   24.


                    Schedule III - Real Estate and Accumulated Depreciation at
                    January 31, 2001 with reconciliations for the years
                    ended January 31, 2001, 2000 and 1999                                         25-26

                    The report of the independent accountants with respect to the above listed financial statement schedules appears on page 23.

                    Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

          3.   Exhibits - see (c) below.

     (b) Reports on Form 8-K filed during the three months ended January 31, 2001:

                  On November 29, 2000, the Company filed Form 8-K (dated November 22, 2000) to submit Regulation FD Disclosure relating to the issuance of a Limited Offering Memorandum in connection with the issuance of $20,400,000 Multi-Family Housing Revenue Refunding Bonds.

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

         10.8 - Third Amendment to Credit Agreement, dated as of January 29, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent incorporation by reference to Exhibit 20.1 to the Company's Form 8-K, dated January 29, 1999 (File No. 1-4372).

         10.9 - Third Amendment to Guaranty of Payment of Debt, dated as of January 29, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated January 29, 1999 (File No. 1-4372).

         10.10 - Subordination Agreement, dated as of January 29, 1999, by and among Forest City Enterprises, Inc., St. Paul Fire and Marine Insurance Company, St. Paul Mercury Insurance Company, St. Paul Guardian Insurance Company, Seaboard Surety Company, Economy Fire & Casualty Company, Asset Guaranty Insurance Company, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.3 to the Company's Form 8-K, dated January 29, 1999 (File No. 1-4372).

         10.11 - Amended and Restated Credit Agreement, dated as of June 25, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.1 to the Company's Form 8-K, dated June 25, 1999 (File No. 1-4372).

         10.12 - Amended and Restated Guaranty of Payment of Debt, dated as of June 25, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated June 25, 1999 (File No. 1-4372).

         10.13 - First Amendment to Amended and Restated Credit Agreement, dated August 9, 2000, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to
                  Exhibit 10.51 to the Company's Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

         10.14 - First Amendment to Amended and Restated Guaranty of Payment of Debt, dated August 9, 2000, by and among Forest City Enterprises, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit
                  10.52 to the Company's Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

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

         10.31 - Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

         10.32 - 1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock OptionAgreement, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

         10.33 - First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration No. 333-61925).

         10.34 - First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (Registration No.333-61925).

         10.35 - Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit
                  10.38 to the Company's Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

         10.36 - Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

         10.37 - Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

         10.38 - Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to
                  Exhibit 10.44 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

              Exhibit
              Number                  Description of Document
              ------                  -----------------------

         10.39 - First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1,1999 incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-38912).

         10.40 - Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration No. 333-38912).

         10.41 - Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

         10.42 - First Amendment to Employment Agreement (dated April 6, 1998), entered into as of April 24, 1998, by the Company and Charles
                  A. Ratner, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

         10.43 - Second Amendment to Employment Agreement entered into February 28, 2000, by and between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.48 to the Company's Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

         10.44 - Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company's Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

         10.45 - First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

         10.46 - Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company's Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

         10.47 - Employment Agreement entered into on May 3, 2000, effective February 1, 2000, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

         10.48 - Employment Agreement entered into on May 3, 2000, effective February 1, 2000, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.50 to the Company's Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

         10.49 - Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

         10.50 - Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith, incorporated by reference to
                  Exhibit 10.49 to the Company's Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

              Exhibit
              Number                  Description of Document
              ------                  -----------------------

           *    13    -   2000 Annual Report to Shareholders.

           *    21    -   Subsidiaries of the Registrant.

           *    23    -   Consent of PricewaterhouseCoopers LLP regarding Forms
                          S-3 (Registration No. 333-22695 and 333-41437) and
                          Forms S-8 (Registration No. 33-65054, 33-65058 and
                          333-61925).

           *    24    -   Powers of attorney.

-------------------------

           *  Filed herewith

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Shareholders and Board of Directors of Forest City Enterprises, Inc.



Our audits of the consolidated financial statements referred to in our report dated March 10, 2001 appearing on page 28 in the 2000 Annual Report to Shareholders of Forest City Enterprises, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 10, 2001

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                Additions
                                           Balance at           Charged to                               Balance at
                                           Beginning            Costs and                                 End of
Description                                of Period             Expenses               Deductions         Period
-----------                                ---------             --------               ----------         ------

Allowance for doubtful accounts

 Year Ended January 31, 2001                $  8,121             $ 4,796                $  4,153  (b)      $ 8,764
(Full Consolidation) (a)

------------------------------------------------------------------------------------------------------------------------

Year Ended January 31, 2000                 $  7,488              $ 2,958               $  1,913  (b)      $ 8,533
(Pro-Rata consolidation)

Year Ended January 31, 1999                 $  8,169              $ 4,017               $  4,698  (b)      $ 7,488
(Pro-Rata consolidation)


Reserve for  Project write-offs
(Full Consolidation)

Year Ended January 31, 2001                 $  7,240              $ 12,387   (c)        $  9,054           $10,573

Year Ended January 31, 2000                 $ 11,842              $  8,977   (c)        $ 13,579  (d)      $ 7,240

Year Ended January 31, 1999                 $  9,551              $  2,291   (c)        $      -           $11,842


Notes receivable reserve
(Full Consolidation)

Year Ended January 31, 2001                 $ 16,727              $        -            $ 10,775  (e)      $ 5,952

Year Ended January 31, 2000                 $ 17,227              $        -            $    500  (e)      $16,727

Year Ended January 31, 1999                 $ 20,727              $        -            $  3,500  (e)      $17,227



(a) Effective January 31,2001, the Company implemented a change in the presentation of its financial results that has impacted the comparability of those results. Prior to January 31,2001, the Company used the pro-rata method of consolidation to report its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. In accordance with the FASB's Emerging Issues Task Force Issue No. 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures, "the Company can no longer use the pro-rata consolidation method for partnerships in its public reporting. Accordingly, partnership investments that were previously reported on the pro-rata method will now be reported as consolidated at 100% if deemed under the Company's "control" or otherwise on the equity method of accounting.
(b)      Uncollectible accounts written off.
(c) Additions charged to costs and expenses were recorded net of abandoned development projects written off of $7,477, $7,305 and $6,774 for the years ended January 31, 2001, 2000 and 1999, respectively.
(d) Allowance related to property sold and valuation losses of Land Group investments.
(e) Reversal of a reserve against a note receivable from Millender Center. See Note D in the Notes to Consolidated Financial Statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)



                                                                                                         Gross amount at
                                                                                                          which carried
                                                  Initial cost         Cost capitalized                    at close of
                                                   to Company                 subsequent                  January 31, 2001
                                Amount of      ----------------------    to acquisition         ------------------------------------
                               Encumbrance                Buildings   ----------------------                 Buildings
                             At January 31,                  and                    Carrying                    and
Description of Property            2001        Land      Improvements Improvements    costs         Land    Improvements     Total
-----------------------            ----        ----      ------------ ------------    -----         ----    ------------     -----
                                               (A)           (A)           (A)         (A)          (B)          (B)        (A) (B)

Apartments:
  Miscellaneous investments    $  418,470   $   50,849   $  334,594   $   48,757   $   90,637   $   52,525   $  472,312   $  524,837

Shopping Centers:
   Miscellaneous investments      814,106       72,323      781,555      164,136       66,150       81,191    1,002,973    1,084,164

Office Buildings:
  New York, New York              196,190           --      196,398        3,352        7,061           --      206,811      206,811


  Miscellaneous investments       919,801       11,172    1,001,573      157,153      101,255       14,246    1,256,907    1,271,153

Leasehold improvements
  and other equipment:
  Miscellaneous investments            --           --       24,616           --           --           --       24,616       24,616

Under Construction:
  Miscellaneous investments        85,082       23,976      367,845           --           --       23,976      367,845      391,821

Developed Land:
  Miscellaneous investments         6,263       22,744           --           --           --       22,744           --       22,744
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total                          $2,439,912   $  181,064   $2,706,581   $  373,398   $  265,103   $  194,682   $3,331,464   $3,526,146
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                                                                                 Range of lives
                                                                                 (in years) on
                                                                              which depreciation in
                                  Accumulated                                     latest income
                                 depreciation                                  statement is computed
                                at January 31,        Date of        Date     ----------------------
Description of Property              2001          construction    acquired    Bldg     Improvements
-----------------------              ----          ------------    --------    ----     ------------
                                      (C)

Apartments:
  Miscellaneous investments        $   63,102        Various              -   Various      Various

Shopping Centers:
   Miscellaneous investments          138,490        Various              -   Various      Various

Office Buildings:
  New York, New York                   37,272      1989-1991              -   Various      Various


  Miscellaneous investments           234,979        Various              -   Various      Various

Leasehold improvements
  and other equipment:
  Miscellaneous investments            15,697              -        Various   Various     Various
Under Construction:
  Miscellaneous investments                --

Developed Land:
  Miscellaneous investments                --
                                   ----------

Total                              $  489,540
                                   ==========

(A) The aggregate cost at January 31, 2001 for federal income tax purposes was $3,195,024. For (B) and (C) refer to the following page.

                                   (Continued)

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                          -----------------------------------------
                                                                             2001            2000           1999
                                                                          -----------    -----------    -----------
                                                                                        (in thousands)

(B) Reconciliations of total real estate carrying value are as follows:

     Balance at beginning of period                                       $ 3,206,642    $ 2,791,921    $ 2,385,217

       Additions during period -
           Improvements                                                       322,927        465,265        320,768
           Other acquisitions                                                 172,892             --        139,293
                                                                          -----------    -----------    -----------
                                                                              495,819        465,265        460,061

       Deductions during period -
           Cost of real estate sold                                          (176,315)       (50,544)       (53,357)
                                                                          -----------    -----------    -----------

     Balance at end of period                                             $ 3,526,146    $ 3,206,642    $ 2,791,921
                                                                          ===========    ===========    ===========


(C) Reconciliations of accumulated depreciation are as follows:

     Balance at beginning of period                                       $   458,235    $   413,705    $   376,242

       Additions during period -
           Charged to profit or loss                                           98,364         81,504         83,839

       Deductions during period -
           Retirement and sales                                               (67,059)       (36,974)       (46,376)
                                                                          -----------    -----------    -----------

     Balance at end of period                                             $   489,540    $   458,235    $   413,705
                                                                          ===========    ===========    ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FOREST CITY ENTERPRISES, INC.
                                           ----------------------------
                                                   (Registrant)

DATE:       April 25, 2001                 BY: /s/ Charles A. Ratner
          -------------------------            ---------------------------------
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

      Signature                                   Title                                         Date
      ---------                                   -----                                         ----

               *                            Co-Chairman of the Board and Director          April 25, 2001
-----------------------------------
(Albert B. Ratner)

               *                            Co-Chairman of the Board, Treasurer            April 25, 2001
-----------------------------------         and Director
(Samuel H. Miller)

/s/ Charles A. Ratner                       President, Chief Executive Officer             April 25, 2001
-----------------------------------         and Director (Principal Executive Officer)
(Charles A. Ratner)

/s/ Thomas G. Smith                         Executive Vice President, Chief                April 25, 2001
-----------------------------------         Financial Officer and Secretary
(Thomas G. Smith)                           (Principal Financial Officer)

 /s/ Linda M. Kane                          Vice President and Corporate Controller        April 25, 2001
-----------------------------------         (Principal Accounting Officer)
(Linda M. Kane)

               *                            Executive Vice President and Director          April 25, 2001
-----------------------------------
(James A. Ratner)

               *                            Executive Vice President and Director          April 25, 2001
-----------------------------------
(Ronald A. Ratner)

               *                            Executive Vice President and Director          April 25, 2001
-----------------------------------
(Brian J. Ratner)

               *                            Director                                       April 25, 2001
-----------------------------------
(Deborah Ratner Salzberg)

    Signature                                                   Title                Date
    ---------                                                   -----                ----

                  *                                      Director                 April 25, 2001
---------------------------------------------
 (Michael P. Esposito, Jr.)

                  *                                      Director                 April 25, 2001
--------------------------------------------
 (Scott S. Cowen)

                  *                                      Director                 April 25, 2001
--------------------------------------------
 (Jerry V. Jarrett)

                  *                                      Director                 April 25, 2001
--------------------------------------------
 (Joan K. Shafran)

                  *                                      Director                 April 25, 2001
--------------------------------------------
 (Louis Stokes)

                  *                                      Director                 April 25, 2001
--------------------------------------------
 (Stan Ross)

The Registrant plans to furnish security holders a copy of the Annual Report and Proxy material by April 27, 2001.

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

By:   /s/ Charles A. Ratner                                    April 25, 2001
-------------------------------------
(Charles A. Ratner, Attorney-in-Fact)

                                  Exhibits Filed Herewith
                                  -----------------------

                 13   -    2000 Annual Report to Shareholders.

                 21   -    Subsidiaries of the Registrant.

                 23   -    Consent of PricewaterhouseCoopers  LLP regarding
                           Forms S-3 (Registration No. 333-22695 and 333-41437)
                           and Forms S-8 (Registration No. 33-65054, 33-65058 and 333-61925).

                 24    -   Powers of attorney.