Form 10-Q
period 2001-04-30
FOREST CITY ENTERPRISES INC
filed 2001-06-14
CIK 38067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended         April 30, 2001

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
YES  X      NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2001

Class A Common Stock, $.33 1/3 par value	20,179,104 shares
Class B Common Stock, $.33 1/3 par value	10,043,917 shares

FOREST CITY ENTERPRISES, INC.

Index

			Page No.

Part I. Financial Information:

	Item 1.	Financial Statements

		Forest City Enterprises, Inc. and Subsidiaries

		Consolidated Balance Sheets — April 30, 2001 (Unaudited) and January 31, 2001	3

		Consolidated Statements of Earnings (Unaudited) — Three Months Ended April 30, 2001 and 2000	4

		Consolidated Statements of Comprehensive Income (Unaudited) — Three Months Ended April 30, 2001 and 2000	5

		Consolidated Statements of Shareholders’ Equity (Unaudited) — Three Months Ended April 30, 2001 and 2000	6

		Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended April 30, 2001 and 2000	7

		Notes to Consolidated Financial Statements (Unaudited)	8-19

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-35

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-38

Part II. Other Information

	Item 1.	Legal Proceedings	39

	Item 4.	Submission of Matters to a Vote of Security-Holders	39

	Item 6.	Exhibits and Reports on Form 8-K	40-47

Signatures			48

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2001	January 31, 2001

	(Unaudited)

		(in thousands)

Assets

Real Estate

Completed rental properties	$3,129,517	$3,134,667

Projects under development	563,554	432,808

Land held for development or sale	24,211	22,744

Real Estate, at cost	3,717,282	3,590,219

Less accumulated depreciation	(507,446)	(496,050)

Total Real Estate	3,209,836	3,094,169

Cash and equivalents	41,211	64,265

Restricted cash	114,220	68,243

Notes and accounts receivable, net	229,299	219,118

Inventories	44,590	39,234

Investments in and advances to real estate affiliates	402,445	383,685

Other assets	142,164	166,756

Total Assets	$4,183,765	$4,035,470

Liabilities and Shareholders’ Equity

Liabilities

Mortgage debt, nonrecourse	$2,528,199	$2,439,912

Accounts payable and accrued expenses	417,091	418,869

Notes payable	86,373	55,392

Long-term credit facility	204,500	189,500

Senior and subordinated debt	220,400	220,400

Deferred income taxes	173,041	176,671

Total Liabilities	3,629,604	3,500,744

Minority Interest	99,805	78,090

Shareholders’ Equity

Preferred stock — convertible, without par value 5,000,000 shares authorized; no shares issued	—	—

Common stock — $.33 1/3 par value

Class A, 96,000,000 shares authorized, 20,528,335 and 20,361,932 shares issued, 20,111,518 and 19,820,507 outstanding, respectively	6,843	6,787

Class B, convertible, 36,000,000 shares authorized, 10,355,617 and 10,522,020 shares issued, 10,077,517 and 10,243,920 outstanding, respectively	3,452	3,508

	10,295	10,295

Additional paid-in capital	113,246	114,010

Retained earnings	346,066	338,792

	469,607	463,097

Less treasury stock, at cost; 416,817 Class A and 278,100 Class B shares and 541,425 Class A and 278,100 Class B shares, respectively	(8,654)	(10,330)

Accumulated other comprehensive (loss) income	(6,597)	3,869

Total Shareholders’ Equity	454,356	456,636

Total Liabilities and Shareholders’ Equity	$4,183,765	$4,035,470

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended April 30,

	2001	2000

	(in thousands, except per share data)

Revenues

Rental properties	$159,986	$135,298

Lumber trading	25,913	27,751

Equity in earnings of unconsolidated entities	5,784	3,818

	191,683	166,867

Expenses

Operating expenses	108,699	92,405

Interest expense	45,392	39,784

Depreciation and amortization	23,107	21,127

	177,198	153,316

Gain on disposition of properties and other investments	1,592	30,721

Earnings before income taxes	16,077	44,272

Income tax expense

Current	1,998	6,093

Deferred	4,002	10,583

	6,000	16,676

Earnings before minority interest, extraordinary gain and cumulative
effect of a change in accounting principle	10,077	27,596

Minority interest	430	47

Earnings before extraordinary gain and cumulative effect of a change
in accounting principle	9,647	27,549

Extraordinary gain, net of tax	637	—

Cumulative effect of a change in accounting principle, net of tax	(1,202)	—

Net earnings	$9,082	$27,549

Basic earnings per common share

Earnings before extraordinary gain and cumulative effect of a change
in accounting principle	$0.32	$0.92

Extraordinary gain, net of tax	0.02	—

Cumulative effect of a change in accounting principle, net of tax	(0.04)	—

Net earnings	$0.30	$0.92

Diluted earnings per common share

Earnings before extraordinary gain and cumulative effect of a change
in accounting principle	$0.32	$0.91

Extraordinary gain, net of tax	0.02	—

Cumulative effect of a change in accounting principle, net of tax	(0.04)	—

Net earnings	$0.30	$0.91

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended April 30,

	2001	2000

	(in thousands)

Net earnings	$9,082	$27,549

Other comprehensive loss, net of tax:

Unrealized gains (losses) on investments in securities:

Unrealized (loss) gain on securities	(2,818)	1,179

Less reclassification adjustment for gain included in net earnings	—	(2,320)

Unrealized derivative gains (losses):

Cumulative effect of a change in accounting principle — transition adjustment of interest rate contracts	(7,820)	—

Change in unrealized gains on interest rate contracts, net of minority interest	172	—

Other comprehensive loss, net of tax	(10,466)	(1,141)

Comprehensive (loss) income	$(1,384)	$26,408

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock

	Class A		Class B		Additional
					Paid-In
	Shares	Amount	Shares	Amount	Capital

	(in thousands)

Quarter Ended April 30, 2001

Balances at January 31, 2001	20,362	$6,787	10,522	$3,508	$114,010

Net earnings

Other comprehensive loss, net of tax

Dividends $.06 per share

Conversion of Class B to Class A shares	166	56	(166)	(56)

Exercise of stock options					210

Restricted stock issued					(1,009)

Amortization of unearned compensation					35

Balances at April 30, 2001	20,528	$6,843	10,356	$3,452	$113,246

Quarter Ended April 30, 2000

Balances at January 31, 2000	19,947	$6,649	10,937	$3,646	$113,764

Net earnings

Other comprehensive loss, net of tax

Dividends $.05 per share

Amortization of unearned compensation					35

Balances at April 30, 2000	19,947	$6,649	10,937	$3,646	$113,799

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
		Treasury Stock		Other
	Retained			Comprehensive
	Earnings	Shares	Amount	(Loss) Income	Total

	(in thousands)

Quarter Ended April 30, 2001

Balances at January 31, 2001	$338,792	820	$(10,330)	$3,869	$456,636

Net earnings	9,082				9,082

Other comprehensive loss, net of tax				(10,466)	(10,466)

Dividends $.06 per share	(1,808)				(1,808)

Conversion of Class B to Class A shares					—

Exercise of stock options		(50)	667		877

Restricted stock issued		(75)	1,009		—

Amortization of unearned compensation					35

Balances at April 30, 2001	$346,066	695	$(8,654)	$(6,597)	$454,356

Quarter Ended April 30, 2000

Balances at January 31, 2000	$254,063	852	$(10,773)	$19,157	$386,506

Net earnings	27,549				27,549

Other comprehensive loss, net of tax				(1,141)	(1,141)

Dividends $.05 per share	(1,502)				(1,502)

Amortization of unearned compensation					35

Balances at April 30, 2000	$280,110	852	$(10,773)	$18,016	$411,447

See notes to consolidated financial statements

FOREST CITY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,

	2001	2000

	(in thousands)

Cash Flows from Operating Activities

Rents and other revenues received	$171,421	$163,533

Cash distributions from unconsolidated entities	3,751	6,841

Proceeds from land sales	2,627	4,659

Land development expenditures	(4,377)	(12,558)

Operating expenditures	(99,601)	(103,384)

Interest paid	(50,042)	(41,784)

Net cash provided by operating activities	23,779	17,307

Cash Flows from Investing Activities

Capital expenditures	(132,719)	(190,713)

Proceeds from disposition of properties and other investments	4,420	90,975

Changes in investments in and advances to real estate affiliates	(15,694)	22,473

Net cash used in investing activities	(143,993)	(77,265)

Cash Flows from Financing Activities

Increase in nonrecourse mortgage debt and long-term credit facility	183,244	138,589

Principal payments on nonrecourse mortgage debt on real estate	(79,956)	(60,751)

Payments on long-term credit facility	—	(4,500)

Increase in notes payable	32,887	8,687

Payments on notes payable	(1,906)	(18,906)

Change in restricted cash and book overdrafts	(54,498)	(68,188)

Payment of deferred financing costs	(2,965)	(6,355)

Exercise of stock options	877	—

Dividends paid to shareholders	(1,808)	(1,502)

Increase in minority interest	21,285	21,772

Net cash provided by financing activities	97,160	8,846

Net decrease in cash and equivalents	(23,054)	(51,112)

Cash and equivalents at beginning of period	64,265	84,082

Cash and equivalents at end of period	$41,211	$32,970

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$9,082	$27,549

Minority interest	430	47

Depreciation	19,498	17,147

Amortization	3,609	3,980

Equity in earnings of unconsolidated entities	(5,784)	(3,818)

Cash distributions from unconsolidated entities	3,751	6,841

Deferred income taxes	3,217	10,583

Gain on disposition of properties and other investments	(1,592)	(30,721)

Extraordinary gain	(1,054)	—

Cumulative effect of a change in accounting principle	1,988	—

Decrease in commercial land included in projects under development	—	293

Increase in land held for development or sale	(1,467)	(7,074)

(Increase) decrease in notes and accounts receivable	(10,181)	5,712

(Increase) decrease in inventories	(5,356)	2,641

Decrease in other assets	8,900	4,583

Decrease in accounts payable and accrued expenses	(1,262)	(20,456)

Net cash provided by operating activities	$23,779	$17,307

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	New Accounting Standard — Adoption of SFAS No. 133
The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (referred to hereafter as “SFAS 133”) on February 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded cumulative effect adjustments, net of tax, of approximately $1,200,000 and $7,800,000 as a reduction of earnings and Other Comprehensive Loss, respectively, relating to the fair value of hedging instruments previously designated as cash flow hedges. The adjustment to earnings was recorded to recognize the changes between the fair value and carrying value of the premium component (time value) of option contracts used as cash flow hedging instruments for which the Company was amortizing into earnings the time value pursuant to generally accepted accounting principles before the date of initial application of SFAS 133. The impact to Other Comprehensive Loss as of February 1, 2001 related to the adjustment to the fair value of hedging instruments previously designated as cash flow hedges for which the Company was not amortizing the time value component of the option premium into earnings. The transition adjustments relating to hedging instruments previously designated as fair value hedges were not material.

The Company expects that the transition adjustments that will be reclassified from Accumulated Other Comprehensive Income (Loss) into earnings during the twelve months following the date of initial application will be approximately $800,000, net of tax, of which approximately $400,000, net of tax, was recorded and reflected as interest expense in the Consolidated Statement of Operations for the three months ended April 30, 2001. Gains and losses on derivatives that arose prior to the initial application of SFAS 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and were not included in the transition adjustments described above.

Derivative Instruments and Hedging Activities

The Company generally maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings that are caused by interest rate volatility. The Company does not enter into derivative financial instrument contracts for trading or speculative purposes. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. Options products utilized include LIBOR-based and BMA-based interest rate caps and Treasury Options. The Company also enters into interest rate swaps to convert certain floating-rate debt to fixed rate long-term debt, and vice-versa, depending on market conditions. As of April 30, 2001, the Company has interest rate protection agreements extending through 2005.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	New Accounting Standard — Adoption of SFAS No. 133 (continued)
Derivative Instruments and Hedging Activities (continued)

The use of these hedging products are consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows attributable to changes in the Treasury rate relating to forecasted financings, and the variability in cash flows attributable to increases in the LIBOR rate relating to interest payments on its floating-rate debt. The principal credit risk to the Company through its interest rate risk management strategy is the potential inability of the financial institution from which the derivative financial instruments were purchased to cover all of its obligations. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair-value gain in a derivative. To mitigate this exposure, the Company purchases its derivative financial instruments from either the institution that holds the debt or from institutions with a minimum A-credit rating.

Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of a forecasted transaction or the variability of cash flows that are to be paid in connection with a recognized liability (a “cash flow hedge”), or to convert certain fixed-rate long-term debt to floating-rate debt (a “fair value hedge”). The effective portion of the change in fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in Other Comprehensive Income (Loss) until earnings are affected by the variability of cash flows of the hedged transaction. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged liability that are attributable to the hedged risk are recorded in current-period earnings. The ineffective portion of all hedges are recognized in current-period earnings as interest expense in the Consolidated Statements of Operations.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	New Accounting Standard — Adoption of SFAS No. 133 (continued)
Accounting for Derivatives and Hedging Activities (continued)

The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued due to the Company’s determination that the derivative no longer qualifies as an effective fair-value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged liability for changes in fair value. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

For the three months ended April 30, 2001, the Company recorded $679,000 as a reduction of interest expense in the Consolidated Statements of Operations representing the total ineffectiveness of all cash flow hedges, consisting primarily of the changes in the time value of option contracts. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness, except for the time value of option contracts. The amount of net derivative losses reclassified into earnings from Other Comprehensive Income (Loss) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was not material. As of April 30, 2001, the Company expects that within the next twelve months it will reclassify amounts recorded in Accumulated Other Comprehensive Income (Loss) into earnings of approximately $800,000, net of tax.

At April 30, 2001, LIBOR interest rate caps and Treasury Options were reported at their fair value of $1,677,000 and $237,000, respectively, in the Consolidated Balance Sheet as Other Assets.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Financial Statement Presentation
Effective January 31, 2001, the Company implemented a change in the presentation of its financial results from the pro-rata method of consolidation to the full consolidation method. The following statements provide a reconciliation of the Company’s new financial statement presentation to its historical presentation.

Consolidated Balance Sheet — April 30, 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)

Assets

Real Estate

Completed rental properties	$3,129,517	$552,965	$675,653	$3,252,205

Projects under development	563,554	92,811	147,758	618,501

Land held for development or sale	24,211	—	30,633	54,844

Real Estate, at cost	3,717,282	645,776	854,044	3,925,550

Less accumulated depreciation	(507,446)	(71,403)	(167,016)	(603,059)

Total Real Estate	3,209,836	574,373	687,028	3,322,491

Cash and equivalents	41,211	8,215	23,485	56,481

Restricted cash	114,220	43,987	18,898	89,131

Notes and accounts receivable, net	229,299	12,814	10,476	226,961

Inventories	44,590	—	—	44,590

Investments in and advances to real estate affiliates	402,445	—	(35,701)	366,744

Other assets	142,164	26,545	25,312	140,931

Total Assets	$4,183,765	$665,934	$729,498	$4,247,329

Liabilities and Shareholders’ Equity

Liabilities

Mortgage debt, nonrecourse	$2,528,199	$517,899	$693,326	$2,703,626

Accounts payable and accrued expenses	417,091	33,537	34,941	418,495

Notes payable	86,373	14,693	1,231	72,911

Long-term credit facility	204,500	—	—	204,500

Senior and subordinated debt	220,400	—	—	220,400

Deferred income taxes	173,041	—	—	173,041

Total Liabilities	3,629,604	566,129	729,498	3,792,973

Minority Interest	99,805	99,805	—	—

Total Shareholders’ Equity	454,356	—	—	454,356

Total Liabilities and Shareholders’ Equity	$4,183,765	$665,934	$729,498	$4,247,329

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Three Months Ended April 30, 2001

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)

Revenues

Rental properties	$159,986	$28,564	$45,345	$176,767

Lumber trading	25,913	—	—	25,913

Equity in earnings of unconsolidated entities	5,784	—	(2,214)	3,570

	191,683	28,564	43,131	206,250

Expenses

Operating expenses	108,699	14,289	25,674	120,084

Interest expense	45,392	9,740	12,384	48,036

Depreciation and amortization	23,107	4,105	5,073	24,075

	177,198	28,134	43,131	192,195

Gain on disposition of properties and other investments	1,592	—	—	1,592

Earnings before income taxes	16,077	430	—	15,647

Income tax expense

Current	1,998	—	—	1,998

Deferred	4,002	—	—	4,002

	6,000	—	—	6,000

Earnings before minority interest, extraordinary
gain and cumulative effect of a change in accounting principle	10,077	430	—	9,647

Minority interest	430	430	—	—

Earnings before extraordinary items and
cumulative effect of a change in accounting principle	9,647	—	—	9,647

Extraordinary gain, net of tax	637	—	—	637

Cumulative effect of a change in accounting
principle, net of tax	(1,202)	—	—	(1,202)

Net earnings	$9,082	$—	$—	$9,082

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Three Months Ended April 30, 2000

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)

Revenues

Rental properties	$135,298	$22,096	$44,919	$158,121

Lumber trading	27,751	—	—	27,751

Equity in earnings of unconsolidated entities	3,818	—	(3,072)	746

	166,867	22,096	41,847	186,618

Expenses

Operating expenses	92,405	10,060	25,741	108,086

Interest expense	39,784	8,261	11,503	43,026

Depreciation and amortization	21,127	3,728	4,603	22,002

	153,316	22,049	41,847	173,114

Gain on disposition of properties and other investments	30,721	—	—	30,721

Earnings before income taxes	44,272	47	—	44,225

Income tax expense

Current	6,093	—	—	6,093

Deferred	10,583	—	—	10,583

	16,676	—	—	16,676

Earnings before minority interest	27,596	47	—	27,549

Minority interest	47	47	—	—

Net earnings	$27,549	$—	$—	$27,549

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows — Three Months Ended April 30, 2001

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Cash Flows from Operating Activities

Rents and other revenues received	$171,421	$34,495	$40,428	$177,354

Cash distributions from unconsolidated entities	3,751	—	(3,751)	—

Proceeds from land sales	2,627	—	5,438	8,065

Land development expenditures	(4,377)	—	(4,208)	(8,585)

Operating expenditures	(99,601)	(18,512)	(30,750)	(111,839)

Interest paid	(50,042)	(9,780)	(11,695)	(51,957)

Net cash provided by (used in) operating activities	23,779	6,203	(4,538)	13,038

Cash Flows from Investing Activities

Capital expenditures	(132,719)	(24,438)	(23,880)	(132,161)

Proceeds from disposition of properties and other investments	4,420	—	—	4,420

Change in investments in and advances to real estate affiliates	(15,694)	—	6,348	(9,346)

Net cash used in investing activities	(143,993)	(24,438)	(17,532)	(137,087)

Cash Flows from Financing Activities

Increase in nonrecourse mortgage debt and long-term credit facility	183,244	54,106	27,591	156,729

Principal payments on nonrecourse mortgage debt on real estate	(79,956)	(24,221)	(8,285)	(64,020)

Increase in notes payable	32,887	—	2,348	35,235

Payments on notes payable	(1,906)	—	(2,533)	(4,439)

Change in restricted cash and book overdrafts	(54,498)	(33,315)	282	(20,901)

Payment of deferred financing costs	(2,965)	(58)	(199)	(3,106)

Exercise of stock options	877	—	—	877

Dividends paid to shareholders	(1,808)	—	—	(1,808)

Increase in minority interest	21,285	21,285	—	—

Net cash provided by financing activities	97,160	17,797	19,204	98,567

Net decrease in cash and equivalents	(23,054)	(438)	(2,866)	(25,482)

Cash and equivalents at beginning of period	64,265	8,653	26,351	81,963

Cash and equivalents at end of period	$41,211	$8,215	$23,485	$56,481

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$9,082	$—	$—	$9,082

Minority Interest	430	430	—	—

Depreciation	19,498	3,286	4,437	20,649

Amortization	3,609	819	635	3,425

Equity in earnings of unconsolidated entities	(5,784)	—	2,214	(3,570)

Cash distributions from unconsolidated entities	3,751	—	(3,751)	—

Deferred income taxes	3,217	—	—	3,217

Gain on disposition of properties and other investments	(1,592)	—	—	(1,592)

Extraordinary gain	(1,054)	—	—	(1,054)

Cumulative effect of a change in accounting principle	1,988	—	—	1,988

Increase in land held for development or sale	(1,467)	—	(174)	(1,642)

(Increase) decrease in notes and accounts receivable	(10,181)	5,937	338	(15,779)

Increase in inventories	(5,356)	—	—	(5,356)

Decrease (increase) in other assets	8,900	1,389	(1,057)	6,454

Decrease in accounts payable and accrued expenses	(1,262)	(5,658)	(7,180)	(2,784)

Net cash provided by (used in) operating activities	$23,779	$6,203	$(4,538)	$13,038

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows — Three Months Ended April 30, 2000

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Cash Flows from Operating Activities

Rents and other revenues received	$163,533	$18,385	$54,234	$199,382

Cash distributions from unconsolidated entities	6,841	—	(6,841)	—

Proceeds from land sales	4,659	—	6,140	10,799

Land development expenditures	(12,558)	—	(8,653)	(21,211)

Operating expenditures	(103,384)	(7,793)	(22,638)	(118,229)

Interest paid	(41,784)	(7,475)	(10,755)	(45,064)

Net cash provided by operating activities	17,307	3,117	11,487	25,677

Cash Flows from Investing Activities

Capital expenditures	(190,713)	(103,112)	(16,404)	(104,005)

Proceeds from disposition of properties and other investments	90,975	—	—	90,975

Change in investments in and advances to real estate affiliates	22,473	—	(496)	21,977

Net cash (used in) provided by investing activities	(77,265)	(103,112)	(16,900)	8,947

Cash Flows from Financing Activities

Increase in nonrecourse mortgage debt and long-term credit facility	138,589	88,413	8,059	58,235

Principal payments on nonrecourse mortgage debt on real estate	(60,751)	(1,293)	(1,205)	(60,663)

Payments on long-term credit facility	(4,500)	—	—	(4,500)

Increase in notes payable	8,687	(56)	(4,631)	4,112

Payments on notes payable	(18,906)	(183)	(2,329)	(21,052)

Change in restricted cash and book overdrafts	(68,188)	(1,045)	467	(66,676)

Payment of deferred financing costs	(6,355)	(2,964)	(243)	(3,634)

Dividends paid to shareholders	(1,502)	—	—	(1,502)

Increase in minority interest	21,772	21,772	—	—

Net cash provided by (used in) financing activities	8,846	104,644	118	(95,680)

Net (decrease) increase in cash and equivalents	(51,112)	4,649	(5,295)	(61,056)

Cash and equivalents at beginning of period	84,082	6,685	19,798	97,195

Cash and equivalents at end of period	$32,970	$11,334	$14,503	$36,139

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$27,549	$—	$—	$27,549

Minority Interest	47	47	—	—

Depreciation	17,147	2,875	4,040	18,312

Amortization	3,980	853	563	3,690

Equity in earnings of unconsolidated entities	(3,818)	—	3,072	(746)

Cash distributions from unconsolidated entities	6,841	—	(6,841)	—

Deferred income taxes	10,583	—	—	10,583

Gain on disposition of properties and other investments	(30,721)	—	—	(30,721)

Decrease in commercial land included in projects under development	293	—	122	415

(Increase) decrease in land held for development or sale	(7,074)	—	660	(6,414)

Decrease (increase) in notes and accounts receivable	5,712	(3,707)	15,639	25,058

Decrease in inventories	2,641	—	—	2,641

Decrease (increase) decrease in other assets	4,583	1,207	(1,119)	2,257

(Decrease) increase in accounts payable and accrued expenses	(20,456)	1,842	(4,649)	(26,947)

Net cash provided by operating activities	$17,307	$3,117	$11,487	$25,677

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Gain on Disposition of Properties and Other Investments
During the first quarter of 2001, the Company recorded a gain on disposition of properties and other investments of $1,592,000, or $949,000 net of estimated taxes, resulting from a gain on disposition of Bowling Green Mall of $1,892,000 in a tax-deferred exchange, and a loss on other investments of $300,000. During the first quarter of 2000, the Company recorded gains on the disposition of properties and other investments of $30,721,000 or $19,573,000 net of estimated taxes. These gains were the result of gains on the disposition of two apartment communities in California of $26,308,000 for Studio Colony and $575,000 for Highlands, as well as gains totaling $3,838,000 from the sale of available-for-sale securities. The Studio Colony disposition was structured as a tax-deferred exchange.

D.	Extraordinary Gain

The extraordinary gain ($1,054,000 pre-tax) recorded in the first quarter of 2001 represents the impact of early extinguishment of nonrecourse debt related to The Enclave, a residential property located in San Jose, California.

E.	Dividends

The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share

March 9, 2001	June 1, 2001	June 15, 2001	$.06

June 6, 2001	September 4, 2001	September 19, 2001	$.07

F.	Earnings per Share
Reconciliations of the numerator and denominator of basic earnings per share (EPS) with diluted EPS follows:

	Earnings
	Before	Weighted Average
	Extraordinary Gain	Shares Outstanding	Per Common
	(Numerator)	(Denominator)	Share

Three Months Ended April 30, 2001:

Basic EPS	$9,647,000	30,101,666	$0.32

Dilutive effect of stock options	—	401,097	—

Diluted EPS	$9,647,000	30,502,763	$0.32

Three Months Ended April 30, 2000:

Basic EPS	$27,549,000	30,031,502	$0.92

Dilutive effect of stock options	—	180,890	(.01)

Diluted EPS	$27,549,000	30,212,392	$0.91

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

G.	Stock-Based Compensation
In March 2001, the Compensation Committee of the Board of Directors granted 417,200 Class A fixed stock options to key employees and nonemployee members of the Board of Directors. The options have a term of 10 years, vest over two to four years and have an exercise price of $42.80.

The Compensation Committee also granted 75,000 shares of restricted Class A common stock to key employees. The restricted shares were awarded out of treasury stock, having a cost basis of $1,009,000, with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. In accordance with APBO No. 25, the market value on the date of grant of $3,190,500 was recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation is being reported in Additional Paid-In Capital in the accompanying consolidated financial statements. At April 30, 2001, the unamortized unearned compensation relating to all restricted stock amounted to $4,037,000.

H.	Reclassification
Certain items in the consolidated financial statements for 2000 have been reclassified to conform to the 2001 presentation.

I.	Investments in and Advances to Real Estate Affiliates
Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments accounted for on the equity method. Summarized combined financial information for these investments, along with the Company’s pro-rata share, is as follows.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

I. Investments in and Advances to Real Estate Affiliates

	Combined	Pro-Rata Share

April 30,	2001	2001

	(in thousands)
Balance Sheet:

Completed rental properties	$2,002,848	$675,653

Projects under development	339,176	147,758

Land held for development or sale	63,033	30,633

Investment in and advances to real estate affiliates	—	91,097

Accumulated depreciation	(411,542)	(167,016)

Other assets	216,142	78,171

Total Assets	$2,209,657	$856,296

Mortgage debt, nonrecourse	$1,935,894	$693,326

Advances from general partner	43,550	—

Other liabilities	145,812	36,172

Partners’ equity	84,401	126,798

Total Liabilities and Partners’ Equity	$2,209,657	$856,296

Three Months Ended April 30,

Operations:

Revenues	$117,808	$45,345

Equity in earnings of unconsolidated entities on a pro-rata basis	—	3,570

Operating expenses	(65,317)	(25,674)

Interest expense	(31,841)	(12,384)

Depreciation and amortization	(22,547)	(5,073)

Extraordinary gain	1,110	1,054

Net (Loss) Income	$(787)	$6,838

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheet.

Partners’ equity, as above	$84,401

Equity of other partners	1,153

Company’s investment in partnerships	83,248

Advances to partnerships, as above	43,550

Advances to other real estate affiliates	275,647

Investments in and Advances to Real Estate Affiliates	$402,445

J. Segment Information

The following tables summarize financial data for the Commercial, Residential, Land and Lumber Trading Groups and Corporate. The table is presented by using the pro-rata consolidation method, which is the method used by management for internal reporting. Reconciliation to the full consolidation method is included for certain information.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

J.  Segment Information (continued)

    All amounts, including footnotes, are presented in thousands.

			Three Months Ended April 30,
	April 30,	January 31,
	2001	2001	2001	2000

			Expenditures for Additions
	Identifiable Assets		to Real Estate (3)

Commercial Group	$2,862,494	$2,763,969	$105,225	$68,753

Residential Group	1,011,273	1,010,889	30,026	31,137

Land Group	166,694	153,582	12,468	16,774

Lumber Trading Group	173,079	136,175	106	511

Corporate	33,789	68,368	131	50

Consolidated at pro-rata	4,247,329	4,132,983	$147,956	$117,225

Minority interest and unconsolidated entities	(63,564)	(97,513)

Consolidated	$4,183,765	$4,035,470

	Three Months Ended April 30,

	2001	2000	2001	2000

	Revenues		Interest Expense

Commercial Group	$123,904	$112,213	$27,758	$26,528

Residential Group	48,929	36,864	10,543	6,030

Land Group	7,407	9,647	968	1,431

Lumber Trading Group (1)	25,913	27,751	1,006	1,575

Corporate	97	143	7,761	7,462

Consolidated at pro-rata	206,250	186,618	48,036	43,026

Minority interest and unconsolidated entities	(14,567)	(19,751)	(2,644)	(3,242)

Consolidated	$191,683	$166,867	$45,392	$39,784

	Depreciation and Amortization Expense		Earnings Before Income Taxes (EBIT) (2)

Commercial Group	$17,598	$17,273	$15,180	$14,279

Residential Group	5,472	3,844	9,432	10,845

Land Group	106	65	(110)	(2,269)

Lumber Trading Group	555	581	1,051	831

Corporate	344	239	(11,498)	(10,182)

Gain on disposition of properties and other investments	—	—	1,592	30,721

Consolidated at pro-rata	24,075	22,002	15,647	44,225

Minority interest and unconsolidated entities	(968)	(875)	430	47

Consolidated	$23,107	$21,127	$16,077	$44,272

			Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT)

Commercial Group			$27,763	$23,974

Residential Group			12,480	12,446

Land Group			(1,950)	(1,371)

Lumber Trading Group			580	427

Corporate			(5,469)	(5,283)

Consolidated EBDT			33,404	30,193

Reconciliation of EBDT to net earnings:

Depreciation and amortization — Real Estate Groups			(23,269)	(21,117)

Deferred taxes — Real Estate Groups			(3,486)	(3,503)

Straight-line rent adjustment			2,049	2,403

Gain on disposition of properties and other investments, net of tax			949	19,573

Extraordinary gain, net of tax			637	—

Cumulative effect of change in accounting principle, net of tax			(1,202)	—

Net earnings			$9,082	$27,549

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended April 30, 2001 and 2000 were $565,968 and $804,552, respectively.

(2)	See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

(3)	Beginning in the third quarter of 2000, the Central Station project in Chicago, Illinois, which was previously reported in the Commercial Group, and the Stapleton project in Denver, Colorado, which was previously reported in the Residential Group, are now being reported in the Land Group. Prior period segment information has been restated to reflect these changes.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of operations for the three months ended April 30, 2001 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 2001 annual report ("Form 10-K").

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company owns, develops, acquires and operates commercial and residential real estate properties in 22 states and the District of Columbia. The Company owns a portfolio that is diversified both geographically and by property types and operates through four strategic business units: Commercial Group, Residential Group, Land Group and Lumber Trading Group.

The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles and may not be directly comparable to similarly-titled measures reported by other companies. The Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results. The Company’s view is that EBDT is an indicator of the Company’s ability to generate cash to meet its funding requirements. EBDT is defined and discussed in detail under “Results of Operations — EBDT”.

The Company’s EBDT for the first quarter of 2001 grew by 10.6% to $33,404,000 from $30,193,000 for the first quarter of 2000. The increase in EBDT is primarily attributable to improved operations and the addition of 17 new properties in 2000.

RESULTS OF OPERATIONS

The Company reports its results of operations by each of its four strategic business units as it believes it provides the most meaningful understanding of the Company’s financial performance.

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

Net Operating Income from Real Estate Groups – Management analyzes property NOI using the pro-rata consolidation method. NOI from the combined Commercial Group and Residential Group (“Real Estate Groups”) for the first quarter of 2001 was $84,133,000 compared to $76,396,000 for the first quarter of 2000, a 10.1% increase.

Commercial Group
The following table presents the significant increases in revenue and operating expense reported by the Commercial Group for newly acquired or developed property for the three months ended April 30, 2001 compared to the same period in the prior year (dollars in thousands):

							Full
		Quarter	Sq. Ft.		Full	Pro-Rata	Consolidation
		Opened	/ No. of	Pro-Rata	Consolidation	Operating	Operating
Property	Location	in 2000	Rooms	Revenues	Revenues	Expenses	Expenses

Shopping Centers:

Battery Park City	Manhattan, NY	Q2	167,000	$1,306	$1,866	$381	$545

Court Street	Brooklyn, NY	Q2	103,000	674	962	158	225

Forest Avenue	Staten Island, NY	Q2	68,000	370	529	161	230

Eastchester	Bronx, NY	Q2	63,000	331	472	103	148

Hotels:

Hilton Times Square	Manhattan, NY	Q2	444 rooms	4,447	7,941	2,867	5,493

Embassy Suites Hotel	Manhattan, NY	Q2	463 rooms	3,925	7,789	2,768	5,119

Total				$11,053	$19,559	$6,438	$11,760

Revenues – Under the pro-rata consolidation method, revenues for the Commercial Group increased $11,297,000 or 10.3% over the prior year. Under full consolidation, revenues increased $20,600,000 or 19.0% over the prior year. The increase is primarily the result of openings of new properties during 2000 as noted in the table above. These increases were partially offset by a net decrease in land sales of $2,370,000 under pro-rata consolidation and $1,800,000 under full consolidation, in the first quarter of 2001 compared to the prior year. Dispositions in 2000 of three shopping centers, Tucson Place, Canton Centre Mall and Gallery at Metrotech resulted in an additional decrease in revenue of $2,720,000 and $2,974,000 for pro-rata consolidation and full consolidation, respectively. The balance of the increase in revenues in the Commercial Group of approximately $6,000,000 under both pro-rata and full consolidation was generally due to overall improved results of mature properties.

Operating and Interest Expenses –During the first quarter of 2001, operating expenses for the Commercial Group increased $8,487,000 or 15.8% over the prior year under pro-rata consolidation. Under full consolidation during the first quarter of 2001, operating expenses increased $13,489,000 or 27.0% over the prior year. As presented in the table above, the increase in operating expenses was attributable primarily to costs associated with the openings in the New York urban retail portfolio and the New York hotel portfolio of $803,000 and $5,635,000, respectively under pro-rata consolidation and $1,148,000 and $10,612,000, respectively, under full consolidation. These increases were partially offset by the dispositions of Tucson Place, Canton Centre Mall and Gallery at Metrotech, of $1,224,000 and $1,374,000 for pro-rata consolidation and full consolidation, respectively. Additionally, expenses decreased in connection with lower land sales in the first quarter of 2001 compared to the same period in 2000 of $805,000 and $280,000 under pro-rata consolidation and full consolidation, respectively. The balance of the increase was generally due to increased operating costs at mature properties. Interest expense, under the pro-rata consolidation method increased during the first quarter of 2001 for the Commercial Group by $1,230,000 or 4.6% over the prior year. Under the full consolidation method, interest expense for the Commercial Group increased by $4,250,000 or 16.4% over the prior year. This increase is primarily attributable to the 2000 additions to the Commercial Group Portfolio as noted in the table above.

Residential Group
The following table presents the significant changes in revenue and operating expense incurred by the Residential Group for newly opened properties for the three months ended April 30, 2001 compared to the same period in the prior year (dollars in thousands):

							Full
		Quarter			Full	Pro-Rata	Consolidation
		Opened	No. of	Pro-Rata	Consolidation	Operating	Operating
Property	Location	2000	Units	Revenues	Revenues	Expenses	Expenses

Consolidated

Mount Vernon Square	Alexandria, VA	Q2	1,387	$3,552	$325	$1,173	$68

Forest Trace	Lauderhill, FL	Q3	324	2,938	2,938	1,791	1,791

Chestnut Grove	Plainview, NY	Q3	79	701	876	515	644

Westfield Court	Stamford, CT	Q4	167	1,384	1,730	1,077	1,346

Unconsolidated

Classic Residence By Hyatt	Yonkers, NY	Q3	310	377	(923)	686	N/A

Mayfair at Great Neck	Great Neck, NY	Q3	144	552	(99)	376	N/A

Mayfair at Glen Cove	Long Island, NY	Q3	79	384	25	214	N/A

Total				$9,888	$4,872	$5,832	$3,849

N/A	Not applicable - property recorded under equity method of accounting under pro-rata consolidation.

Revenues – Revenues for the Residential Group increased by $12,264,000, or 33.3%, under pro-rata consolidation, over the prior year. Under full consolidation revenues for the Residential Group increased by $6,467,000 or 21.4% over the prior year. This increase was primarily the result of the acquisitions made and properties opened during fiscal 2000 as noted in the table above. Additional increases were noted under both pro-rata and full consolidation for investment earnings of $1,092,000 for Enclave, a 637-unit community in San Jose, California and $745,000 for Grand, a 546-unit luxury high-rise community in North Bethesda, Maryland. These increases are offset by $719,000 under both pro-rata and full consolidation for the disposition in the first quarter of 2000 of Studio Colony, a 450-unit apartment complex in Los Angeles, California. The remaining increase in revenue of approximately $1,300,000 under pro-rata and $500,000 under full consolidation was generally due to overall improved results of mature properties.

Operating and Interest Expenses – Operating expenses for the Residential Group increased by $7,337,000, or 45.4%, under pro-rata consolidation, over the prior year. Under full consolidation operating expenses for the Residential Group increased by $4,339,000 or 40.0% over the prior year. The increase in operating expenses was primarily due to the acquisitions made and properties opened during fiscal 2000 as noted in the table above. These increases are offset by the disposition in the first quarter of 2000 of Studio Colony of $426,000 under both pro-rata and full consolidation. The balance of the increase was generally due to increased operating costs of mature properties. Under the pro-rata consolidation method, interest expense for the first quarter of 2001 increased by $4,513,000 or 74.8%, over the prior year. Under the full consolidation method interest expense increased by $2,235,000 or 54.6% over the prior year. The increase in interest expense is the result of acquisitions and openings of new properties.

Land Group
Revenues – Revenues for the Land Group decreased by $2,240,000 compared to the prior year under pro-rata consolidation. This decrease is primarily due to decreased revenues, compared to the first quarter of 2000, at Westwood Lakes, 657 lots located on 475 acres in Tampa, Florida ($1,482,000), Canterberry Crossing, a 470-acre residential golf course community in Parker, Colorado ($698,000) and Upland Glen, a 232-unit apartment site in Sheffield Lake, Ohio ($347,000). These decreases were partially offset by an increase in land sales at Seven Hills, a 1,300-acre planned-unit development project in Henderson, Nevada ($356,000). Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings.

Revenues for the Land Group decreased by $138,000 compared to the prior year under the full consolidation method. This decrease is primarily the result of a decrease in sales at Westwood Lakes in Tampa, Florida ($1,482,000), offset partially by an increase in equity in unconsolidated entities ($1,396,000) primarily from Granite Development Partners L.P. (“Granite”). Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of land holdings.

Operating and Interest Expenses – The fluctuation in Land Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses decreased by $3,936,000 over the prior year under the pro-rata consolidation method. This decrease is primarily due to a decrease in costs relating to decreased land sales at: Westwood Lakes of $1,128,000, Canterberry Crossing of $596,000 and Upland Glen of $315,000 as well as a reduction in cost of sales at Seven Hills of $695,000. Operating expenses decreased by $1,690,000 compared to the prior year under the full consolidation method. This decrease is due to a decrease in costs relating to lower land sales at Westwood Lakes of $1,128,000. Interest expense decreased compared to the prior year by $463,000 and $607,000 under the pro-rata consolidation and full consolidation methods, respectively. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Group.

Lumber Trading Group
Revenues – Revenues for the Lumber Trading Group decreased by $1,838,000 compared to the prior year. The decrease was due to a reduced volume partially offset by increased lumber trading margins.

Operating and Interest Expenses – Operating expenses for the Lumber Trading Group decreased by $1,489,000 compared to the prior year. This decrease is primarily due to lower variable expenses due to decreased lumber trading volumes compared to 2000. Interest expense decreased by $569,000 in the first quarter of 2001 compared to the first quarter of 2000 due to a decrease in borrowings on the two revolving lines of credit.

Corporate Activities
Revenues – Corporate Activities’ revenues decreased $46,000 over the prior year. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by the Company and vary from year to year depending on interest rates and the amounts of loans outstanding.

Operating and Interest Expenses – Operating expenses for Corporate Activities increased $971,000 over the prior year. This increase represents an increase in general corporate expenses for the first quarter of 2001 compared to the same period in 2000. Interest expense increased $331,000 over the prior year. Corporate Activities’ interest expense consists primarily of interest expense on the 8.50% Senior Notes, issued on March 16, 1998, and the Revolving Credit Agreement that has not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Other Transactions
Gain on Disposition of Properties and Other Investments
During the first quarter of 2001, the Company recorded a gain on disposition of properties and other investments of $1,592,000 or $949,000 net of estimated taxes, resulting from a gain on disposition of Bowling Green Mall of $1,892,000 in a tax-deferred exchange, and a loss on other investments of $300,000. During the first quarter of 2000, the Company recorded gains on the disposition of properties and other investments totaling $30,721,000 or $19,573,000 net of estimated taxes. These gains were the result of gains on the disposition of two apartment communities in California of $26,308,000 for Studio Colony and $575,000 for Highlands, as well as gains totaling $3,838,000 from the sale of available-for-sale securities. The Studio Colony disposition was structured as a tax-deferred exchange.

Extraordinary Gain – Extraordinary gain of $1,054,000 pre-tax, recorded in the first quarter of 2001, represents the impact of early extinguishment of nonrecourse debt related to Enclave, a residential property located in San Jose, California. There was no extraordinary gain for the first quarter of 2000.

Cumulative Effect of a Change in Accounting Principle – On February 1, 2001, the Company recorded a cumulative effect of a change in accounting principle of $1,202,000, net of tax, representing a one-time transition adjustment related to the Company’s adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Income Taxes – Income tax expense for the three months ended April 30, 2001 and 2000 totaled $6,000,000 and $16,676,000, respectively. At January 31, 2001, the Company had a net operating loss carryforward for tax purposes of $10,026,000 (generated primarily from the impact of depreciation expense from real estate properties on the Company’s net earnings) that will expire in the year ending January 31, 2011 and general business credit carryovers of $1,582,000 that will expire in the years ending January 31, 2004 through January 31, 2015 and alternative minimum tax (“AMT”) carryforward of $31,289,000 that is available until used to reduce Federal tax to the AMT amount. The Company’s policy is to consider a variety of tax-saving strategies when evaluating its future tax position.

EBDT – Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) consists of earnings before extraordinary gain, excluding the following items: i) provision for decline in real estate; ii) gain (loss) on disposition of properties and other investments; iii) the adjustment to recognize rental revenues using the straight-line method; and iv) noncash charges from Forest City Rental Properties Corporation for depreciation, amortization and deferred income taxes. The provision for decline in real estate is excluded from EBDT because it is a non-cash item that varies from year to year based on factors unrelated to the Company’s overall financial performance. The Company excludes gain (loss) on the disposition of properties and other investments from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of properties and other investments other than commercial land and airrights or land held by the Land Group as nonrecurring items. Extraordinary items are generally the result of early extinguishment and restructuring of nonrecourse debt obligations and are not considered to be a component of the Company’s operating results. The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are non-cash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are non-cash items. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies.

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

Revolving Credit Facility – At April 30, 2001, the Company had $204,500,000 outstanding under its revolving credit facility. The Company’s revolving credit facility matures March 31, 2003, unless extended, and allows for up to a combined amount of $30,000,000 in outstanding letters of credit or surety bonds ($14,602,000 and $14,675,000, respectively, at April 30, 2001). The outstanding letters of credit reduce the credit available to the Company. Annually, within 60 days of January 31, the revolving credit facility may be extended by unanimous consent of the participating banks. At its maturity date, the outstanding revolving credit loans, if any, may be converted by the Company to a four-year term loan. At April 30, 2001, the revolving credit line was $257,500,000. The revolving credit available is reduced quarterly by $2,500,000.

The revolving credit facility provides, among other things, for: 1) interest rates of 2.125% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined); and 3) restriction on dividend payments.

The Company has purchased LIBOR interest rate caps at an average rate of 6.83% for 2001 and 7.75% for 2002 at notional amounts of $162,406,000 and $54,161,000, respectively.

Senior Notes – On March 16, 1998, the Company issued $200,000,000 in 8.50% senior notes due March 15, 2008 in a public offering. Accrued interest on the senior notes is payable semiannually on March 15 and September 15. The senior notes are unsecured senior obligations of the Company, however, they are subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries, including borrowings under the revolving credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

Subordinated Debt – In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The proceeds were used to repay nonrecourse debt that was issued to finance an apartment facility in Philadelphia, Pennsylvania. The 8.25% bonds are due September 15, 2010. Interest is payable semiannually on each March 15 and September 15 beginning March 15, 2001. This debt is unsecured and subordinated to the senior notes and the revolving credit facility. Financial covenants associated with this debt are similar to that of the senior notes.

Lumber Trading Group – The Lumber Trading Group is financed separately from the rest of the Company’s strategic business units. The financing obligations of Lumber Trading Group are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings

      The Company is actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2001 and 2002, generally pursuing long-term fixed-rate debt. During the three months ended April 30, 2001, the Company completed the following financings:

	Full	Pro-Rata
Purpose of Financing	Consolidation	Consolidation

	(in thousands)

Acquisitions	$1,740	$1,740

Refinancing	42,016	38,043

Loan extension	4,128	2,890

New development projects	187,150	169,184

	$235,034	$211,857

Reduction of mortgage debt due to property dispositions	$—	$2,575

Interest Rate Exposure

At April 30, 2001, the composition of nonrecourse mortgage debt was as follows:

				Plus
			Less	Unconsolidated
	Full		Minority	Investments	Pro-Rata
	Consolidation	Rate (1)	Interest	at Pro-Rata	Consolidation	Rate (1)

	(dollars in thousands)

Fixed	$1,716,930	7.52%	$322,943	$468,132	$1,862,119	7.58%

Variable

Taxable	637,600	7.27%	145,709	167,257	659,148	7.25%

Tax-Exempt	105,150	5.74%	38,788	46,045	112,407	5.32%

UDAG	68,519	1.62%	10,459	11,892	69,952	2.66%

	$2,528,199	7.23%	$517,899	$693,326	$2,703,626	7.28%

(1)	The weighted average interest rates shown above include both the base index and the lender margin.

(2)	The $637,600 at full consolidation and $659,148 at pro-rata consolidation of taxable variable rate debt is protected with LIBOR caps as described below. These caps protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2002.

Debt related to projects under development at April 30, 2001 is as follows:

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(dollars in thousands)

Variable	$99,828	$35,068	$48,994	$113,754

Fixed	37,754	1,958	1,218	37,014

Total	$137,582	$37,026	$50,212	$150,768

Commitment From lenders	$280,469	$42,998	$125,442	$362,913

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

The Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate caps for its nonrecourse mortgage debt portfolio as follows:

	Full Consolidation		Pro-Rata Consolidation

		Average		Average
Coverage	Amount	Rate	Amount	Rate

	(dollars in thousands)

05/01/01 - 01/31/02	$578,856	7.11%	$577,861	7.03%

02/01/02 - 01/31/03	525,174	7.65%	562,585	7.76%

02/01/03 - 01/31/04	348,400	7.72%	367,999	7.86%

02/01/04 - 01/31/05	168,400	8.00%	263,637	8.00%

02/01/05 - 01/31/06	133,900	8.00%	155,600	8.00%

The interest rate caps highlighted in the previous table were purchased to mitigate short-term variable interest rate risk. The Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options as follows:

		Full Consolidation		Pro-Rata Consolidation

			Weighted		Weighted
			Average		Average
Coverage	Term	Amount	Rate	Amount	Rate

		(dollars in thousands)

2001	10 years	$75,700	7.00%	$53,710	7.00%

2002	10 years	329,467	6.91%	210,262	6.93%

The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged only 3.63% and has never exceeded 7.90%.

At April 30, 2001, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company’s taxable variable-rate debt by approximately $6,600,000. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-

exempt interest rates would increase the annual pre-tax interest cost of the Company’s tax-exempt variable-rate debt by approximately $1,100,000.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with two revolving lines of credit and an asset securitization facility.

At April 30, 2001, Lumber Trading Group’s two revolving lines of credit totaled $87,000,000, expiring June 30, 2001. These credit lines are secured by the assets of the Lumber Trading Group and are used to finance its working capital needs. At April 30, 2001, $11,072,000 was outstanding under these revolving lines of credit.

In July 1999, the Lumber Trading Group entered into a three-year agreement (The “Agreement”) under which it is selling an undivided interest in a pool of receivables up to a maximum of $102,000,000 to a large financial institution (the “Financial Institution”). The agreement expires in July 2002. Sales under the agreement are nonrecourse to the Company. The Company bears no risk regarding the collectibility of the accounts receivable once sold, and cannot modify the pool of receivables. At April 30, 2001 and 2000, the financial institution held an interest of $51,000,000 and $82,000,000, respectively, in the pool of receivables. Sales of accounts receivable have averaged $46,000,000 and $73,000,000 per month during the three months ended April 30, 2001 and 2000, respectively.

These credit facilities are without recourse to the Company. The Company believes that the amounts available under these credit facilities will be sufficient to meet the Lumber Trading Group’s liquidity needs.

Cash Flows – Pro-rata Consolidation

Net cash provided by operating activities was $13,038,000 for the first quarter of 2001 and $25,677,000 for the first quarter of 2000. The decrease in net cash provided by operating activities is the result of a decrease in rents and other revenues received of $22,028,000 primarily due to an increase in notes and accounts receivable, a reduction in proceeds from land sales of $2,734,000 and an increase in interest paid of $6,893,000. These decreases were partially offset by a decrease in land development expenditures of $12,626,000 and a reduction of $6,390,000 in operating expenditures.

Net cash used in investing activities was $137,087,000 in the first quarter of 2001. Net cash provided by investing activities was $8,947,000 for the first quarter of 2000. Capital expenditures, other than development and acquisition activities, totaled $16,726,000 and $9,291,000 (including both recurring and investment capital expenditures) in the first quarter of 2001 and 2000, respectively, and were financed with cash provided from operating activities. The Company invested $115,435,000 and $94,714,000 in acquisition and development of real estate projects in the first quarter of 2001 and 2000, respectively.

These expenditures were financed with approximately $100,000,000 and $44,000,000 in new nonrecourse mortgage indebtedness incurred in the first quarter of 2001 and 2000, respectively, borrowings on the revolving credit facility in 2001 and, in 2000, a reduction of $21,231,000 in investment and advances to real estate affiliates (primarily from a return on investments in The Grand, a 546-unit luxury high-rise apartment building in North Bethesda, Maryland), gain on sale of available-for-sale securities activities and cash on hand at the beginning of the year. During the first quarter of 2000, $86,930,000 was collected in proceeds from dispositions of two residential apartment properties, Studio Colony and Highlands which were used to reduce tax-exempt debt by $52,000,000 (see “Mortgage Refinancings”) and approximately $34,000,000 was deposited into an escrow account (see next paragraph on cash used in financing activities).

Net cash provided by financing activities totaled $98,567,000 in the first quarter of 2001. Net cash used in financing activities totaled $95,680,000 in the first quarter of 2000. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Refinancings” and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the first quarter of 2001 also reflected an net increase in notes payable of $30,796,000 as a result of a $20,000,000 advance and an increase in borrowings on Lumber Trading Group’s lines of credit, an increase in restricted cash of $16,930,000 primarily related to excess bond financing proceeds held in escrow for future development costs of Foley Square, a residential project in Manhattan, New York, a decrease in book overdrafts (representing checks issued but not yet paid) of $3,971,000, payment of deferred financing costs of $3,106,000 and payment of dividends of $1,808,000. Net cash used in financing activities for the first quarter of 2000 also reflected a decrease in book overdrafts of $39,138,000 and an increase in restricted cash of $27,538,000 primarily as a result of the establishment of an escrow account for the proceeds from the disposition of Studio Colony which was structured as a tax-deferred exchange. The escrow funds were used to purchase the replacement property. Additionally, net cash used in financing was a result of a net decrease of $16,940,000 in notes payable (primarily in the Lumber Trading Group), payment of deferred financing costs of $3,634,000 and payment of $1,502,000 of dividends.

Cash Flows – Full Consolidation

Net cash provided by operating activities was $23,779,000 for the first quarter of 2001 and $17,307,000 for the first quarter of 2000. This increase is the result of increases in rents and other revenues received of $7,888,000, a decrease of $8,181,000 in land development expenditures and a reduction in operating expenditures of $3,783,000. These increases were partially offset by operating activities is the result of an increase of $8,258,000 in interest paid, a decrease in cash distributions from operations of unconsolidated entities of $3,090,000 and a reduction in proceeds from land sales of $2,032,000.

Net cash used in investing activities was $143,993,000 for the first quarter of 2001. Net cash used in investing activities was $77,265,000 for the first quarter of 2000. Capital expenditures totaled $132,719,000 and $190,713,000 in the first quarter of 2001 and 2000, respectively, and were financed with cash provided from operating activities, approximately $122,000,000 and $138,000,000 in new nonrecourse mortgage indebtedness incurred in the first quarter of 2001 and 2000, respectively, borrowings under the revolving credit facility in 2001 and, in 2000, a reduction of $22,473,000 in investment and advances to real estate affiliates (primarily from a return on investments in The Grand, a 546-unit luxury high-rise apartment building in North Bethesda, Maryland), gain on sale of available-for-sale securities activities and cash on hand at the beginning of the year. During the first quarter of 2001, the Company collected $4,420,000 from the sale of Bowling Green Mall and invested $15,694,000 in investments in and advances to real estate affiliates. During the first quarter of 2000, $86,930,000 was collected in proceeds from dispositions of two residential apartment properties, Studio Colony and Highlands which were used to reduce tax-exempt debt by $52,000,000 (see “Mortgage Refinancings”) and approximately $34,000,000 was deposited into an escrow account (see next paragraph on cash used in financing activities).

Net cash provided by financing activities totaled $97,160,000 in the first quarter of 2001. Net cash provided by financing activities totaled $8,846,000 in the first quarter of 2000. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Refinancings” and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash used in financing activities for the first quarter of 2001 also reflected a net increase in notes payable of $30,981,000, representing an advance of $20,000,000 and an increase in Lumber Trading Group’s borrowings on its lines of credit, an increase in restricted cash of $50,475,000 primarily related to excess bond financing proceeds held in escrow for future development costs of Foley Square, a residential project in Manhattan, New York, a decrease in book overdrafts of $4,023,000 (representing check issued but not yet paid), payment of deferred financing costs of $2,965,000, payment of $1,808,000 of dividends and an increase of $21,285,000 in minority interest. Net cash provided by financing activities for the first quarter of 2000 also reflected a decrease of $10,219,000 in net borrowings under Lumber Trading Group’s lines of credit, an increase in restricted cash of $28,897,000 primarily as a result of the establishment of an escrow account for the proceeds from the disposition of Studio Colony which was structured as a tax-deferred exchange, a decrease in book overdrafts of $39,291,000, payment of deferred financing costs of $6,355,000, payment of $1,502,000 of dividends and increase in minority interest of $21,772,000.

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

INCREASED DIVIDENDS

The first 2001 quarterly dividend of $.06 per share on shares of both Class A and Class B Common Stock was declared on March 9, 2001 and will be paid on June 15, 2001 to shareholders of record at the close of business on June 1, 2001. The second 2001 quarterly dividend of $.07 (representing a 17% increase over the previous quarter’s dividend) per share on shares of both Class A and Class B Common Stock was declared on June 6, 2001 and will be paid on September 19, 2001 to shareholders of record at the close of business on September 4, 2001.

LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business. The Company’s General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the Company.

NEW ACCOUNTING STANDARDS

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain firm commitments and liabilities or on future cash flows. On February 1, 2001, the Company adopted SFAS No. 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. On February 1, 2001, the after-tax impact of the transition amounts of the derivative instruments resulted in a reduction of net income and other comprehensive income of approximately $1,200,000 and $7,800,000, respectively. The transition adjustments are presented as cumulative effect adjustments, as described in (APB) Opinion No. 20, “Accounting Changes”, in the 2001 consolidated financial statements. The transition amounts were determined based on the interpretive guidance issued by the FASB to date. The FASB continues to issue interpretive guidance that could require changes in the Company’s application of the standard and adjustments to the transition amounts. SFAS No. 133 may increase or decrease reported net income and shareholder’s equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on statements of cash flows.

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

FOREST CITY ENTERPRISES, INC.
Earnings Before Depreciation, Amortization and Deferred Taxes
For the Three Months Ended April 30, 2001
(in thousands)

	Commercial Group				Residential Group

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$129,101	$27,181	$21,984	$123,904	$34,486	$1,383	$15,826	$48,929

Exclude straight-line rent adjustment	(3,307)	—	—	(3,307)	—	—	—	—

Add back equity method depreciation expense	2,969	—	(2,969)	—	2,218	—	(2,019)	199

Adjusted revenues	128,763	27,181	19,015	120,597	36,704	1,383	13,807	49,128

Operating expenses, including depreciation and amortization for non-real estate Groups	64,684	13,310	11,994	63,368	15,198	979	9,263	23,482

Exclude straight-line rent adjustment	(1,258)	—	—	(1,258)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	63,426	13,310	11,994	62,110	15,198	979	9,263	23,482

Minority interest in earnings before depreciation and amortization	4,463	4,463	—	—	72	72	—	—

Interest expense	30,145	9,408	7,021	27,758	6,331	332	4,544	10,543

Income tax provision	2,966	—	—	2,966	2,623	—	—	2,623

	101,000	27,181	19,015	92,834	24,224	1,383	13,807	36,648

Earnings before depreciation, amortization and deferred taxes (EBDT)	$27,763	$—	$—	$27,763	$12,480	$—	$—	$12,480

	Land Group				Lumber Trading Group

Revenues	$2,086	$—	$5,321	$7,407	$25,913	$—	$—	$25,913

Operating expenses, including depreciation and amortization for non-real estate Groups	2,047	—	4,502	6,549	23,856	—	—	23,856

Interest expense	149	—	819	968	1,006	—	—	1,006

Income tax provision	1,840	—	—	1,840	471	—	—	471

	4,036	—	5,321	9,357	25,333	—	—	25,333

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(1,950)	$—	$—	$(1,950)	$580	$—	$—	$580

	Corporate Activities				Total

Revenues	$97	$—	$—	$97	$191,683	$28,564	$43,131	$206,250

Exclude straight-line rent adjustment	—	—	—	—	(3,307)	—	—	(3,307)

Add back equity method depreciation expense	—	—	—	—	5,187	—	(4,988)	199

Adjusted revenues	97	—	—	97	193,563	28,564	38,143	203,142

Operating expenses, including depreciation and amortization for non-real estate Groups	3,834	—	—	3,834	109,619	14,289	25,759	121,089

Exclude straight-line rent adjustment	—	—	—	—	(1,258)	—	—	(1,258)

Operating expenses excluding straight-line rent adjustment	3,834	—	—	3,834	108,361	14,289	25,759	119,831

Minority interest in earnings before depreciation and amortization	—	—	—	—	4,535	4,535	—	—

Interest expense	7,761	—	—	7,761	45,392	9,740	12,384	48,036

Income tax provision (benefit)	(6,029)	—	—	(6,029)	1,871	—	—	1,871

	5,566	—	—	5,566	160,159	28,564	38,143	169,738

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(5,469)	$—	$—	$(5,469)	$33,404	$—	$—	$33,404

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$33,404	$—	$—	$33,404

Depreciation and amortization — Real Estate Groups					(23,269)	—	—	(23,269)

Deferred taxes — Real Estate Groups					(3,486)	—	—	(3,486)

Straight-line rent adjustment					2,049	—	—	2,049

Gain on disposition of properties and other investments, net of tax					949	—	—	949

Extraordinary gain, net of tax					637	—	—	637

Cumulative effect of change in accounting principle, net of tax					(1,202)	—	—	(1,202)

Net earnings					$9,082	$—	$—	$9,082

FOREST CITY ENTERPRISES, INC.
Earnings Before Depreciation, Amortization and Deferred Taxes
For the Three Months Ended April 30, 2000
(in thousands)

	Commercial Group				Residential Group

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$108,127	$18,001	$22,087	$112,213	$28,622	$4,095	$12,337	$36,864

Exclude straight-line rent adjustment	(2,913)	—	—	(2,913)	—	—	—	—

Add back equity method depreciation expense	2,949	—	(2,949)	—	1,615	—	(1,615)	—

Adjusted revenues	108,163	18,001	19,138	109,300	30,237	4,095	10,722	36,864

Operating expenses, including depreciation and amortization for non-Real Estate Groups	50,447	8,361	12,047	54,133	10,859	1,699	6,985	16,145

Exclude straight-line rent adjustment	(510)	—	—	(510)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	49,937	8,361	12,047	53,623	10,859	1,699	6,985	16,145

Minority interest in earnings before depreciation and amortization	3,182	3,182	—	—	593	593	—	—

Interest expense	25,895	6,458	7,091	26,528	4,096	1,803	3,737	6,030

Income tax provision	5,175	—	—	5,175	2,243	—	—	2,243

	84,189	18,001	19,138	85,326	17,791	4,095	10,722	24,418

Earnings before depreciation, amortization and deferred taxes (EBDT)	$23,974	$—	$—	$23,974	$12,446	$—	$—	$12,446

	Land Group				Lumber Trading Group

Revenues	$2,224	$—	$7,423	$9,647	$27,751	$—	$—	$27,751

Operating expenses, including depreciation and amortization for non-Real Estate Groups	3,737	—	6,748	10,485	25,345	—	—	25,345

Interest expense	756	—	675	1,431	1,575	—	—	1,575

Income tax provision (benefit)	(898)	—	—	(898)	404	—	—	404

	3,595	—	7,423	11,018	27,324	—	—	27,324

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(1,371)	$—	$—	$(1,371)	$427	$—	$—	$427

	Corporate Activities				Total

Revenues	$143	$—	$—	$143	$166,867	$22,096	$41,847	$186,618

Exclude straight-line rent adjustment	—	—	—	—	(2,913)	—	—	(2,913)

Add back equity method depreciation expense	—	—	—	—	4,564	—	(4,564)	—

Adjusted revenues	143	—	—	143	168,518	22,096	37,283	183,705

Operating expenses, including depreciation and amortization for non-Real Estate Groups	2,863	—	—	2,863	93,251	10,060	25,780	108,971

Exclude straight-line rent adjustment	—	—	—	—	(510)	—	—	(510)

Operating expenses excluding straight-line rent adjustment	2,863	—	—	2,863	92,741	10,060	25,780	108,461

Minority interest in earnings before depreciation and amortization	—	—	—	—	3,775	3,775	—	—

Interest expense	7,462	—	—	7,462	39,784	8,261	11,503	43,026

Income tax provision (benefit)	(4,899)	—	—	(4,899)	2,025	—	—	2,025

	5,426	—	—	5,426	138,325	22,096	37,283	153,512

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(5,283)	$—	$—	$(5,283)	$30,193	$—	$—	$30,193

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$30,193	$—	$—	$30,193

Depreciation and amortization — Real Estate Groups					(21,117)	—	—	(21,117)

Deferred taxes — Real Estate Groups					(3,503)	—	—	(3,503)

Straight-line rent adjustment					2,403	—	—	2,403

Gain on disposition of properties and other investments, net of tax					19,573	—	—	19,573

Net earnings					$27,549	$—	$—	$27,549

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At April 30, 2001, the Company had $947,250,000 of variable-rate debt outstanding for full consolidation and $976,055,000 for pro-rata consolidation. This is inclusive of the $204,500,000 outstanding under its revolving credit facility at April 30, 2001. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

The Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate caps as follows.

	Full Consolidation		Pro-Rata Consolidation

Coverage	Amount	Average Rate	Amount	Average Rate

05/01/01 – 1/31/02	$741,262,000	7.05%	$740,267,000	6.98%

02/01/02 – 1/31/03	579,335,000	7.66%	616,747,000	7.75%

02/01/03 – 1/31/04	348,400,000	7.72%	367,999,000	7.86%

02/01/04 – 1/31/05	168,400,000	8.00%	263,637,000	8.00%

02/01/05 – 1/31/06	133,900,000	8.00%	155,600,000	8.00%

The interest rate caps and swaps highlighted above were purchased to mitigate short-term variable interest rate risk. The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options as follows.

		Full Consolidation		Pro-Rata Consolidation

			Weighted		Weighted
Coverage	Term	Amount	average rate	Amount	average rate

2001	10 years	$75,700,000	7.00%	$53,710,000	7.00%

2002	10 years	329,467,000	6.91%	210,262,000	6.93%

Based upon SEC requirements on assessing the value of debt instruments, the Company estimates the fair value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company’s total fixed-rate debt at April 30, 2001 was $2,005,850,000 compared to an estimated fair value of $1,954,254,000. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to a liability of approximately $2,064,391,000.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At April 30, 2001, LIBOR interest rate caps and Treasury Options were reported at their fair value of $1,677,000 and $237,000, respectively, in the Consolidated Balance Sheet as Other Assets.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

Full Consolidation Method

April 30, 2001

	Expected Maturity Date

Long-Term Debt	2001	2002	2003	2004	2005	Thereafter

Fixed:

Fixed rate debt (1)	$290,770,495	$61,899,303	$70,400,190	$33,938,552	$108,061,528	$1,151,860,194

Weighted average interest rate	7.85%	7.64%	7.81%	7.41%	7.25%	7.45%

UDAG (1)	61,733	102,386	225,414	496,972	11,030,524	56,602,373

Weighted average interest rate	6.98%	6.01%	2.93%	1.85%	3.90%	1.15%

Senior & Subordinated Debt	—	—	—	—	—	220,400,000

Weighted average interest rate						8.48%

Total Fixed Rate Debt	290,832,228	62,001,689	70,625,604	34,435,524	119,092,052	1,428,862,567

Variable:

Variable rate debt (1)	125,397,294	112,384,939	271,929,182	54,888,362	—	73,000,000

Weighted average interest rate

Tax Exempt (1)	25,750,000	28,400,000	—	51,000,000	—	—

Weighted average interest rate

Revolving Credit Facility	—	—	204,500,000	—	—	—

Weighted average interest rate

Total Variable Rate Debt	151,147,294	140,784,939	476,429,182	105,888,362	—	73,000,000

Total Long-Term Debt	$441,979,522	$202,786,628	$547,054,786	$140,323,886	$119,092,052	$1,501,862,567

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total	Fair Market
	Outstanding	Value
Long-Term Debt	4/30/2001	4/30/2001

Fixed:

Fixed rate debt (1)	$1,716,930,262	$1,705,254,932

Weighted average interest rate	7.52%

UDAG (1)	68,519,402	37,259,530

Weighted average interest rate	1.62%

Senior & Subordinated Debt	220,400,000	211,740,000

Weighted average interest rate	8.48%

Total Fixed Rate Debt	2,005,849,664	1,954,254,462

Variable:

Variable rate debt (1)	637,599,777	637,599,777

Weighted average interest rate	7.27%

Tax Exempt (1)	105,150,000	105,150,000

Weighted average interest rate	5.74%

Revolving Credit Facility	204,500,000	204,500,000

Weighted average interest rate	7.25%

Total Variable Rate Debt	947,249,777	947,249,777

Total Long-Term Debt	$2,953,099,441	$2,901,504,239

(1)	Represents nonrecourse debt.

Full Consolidation Method

April 30, 2000

	Expected Maturity Date

Long-Term Debt	2000	2001	2002	2003	2004	Thereafter

Fixed:

Fixed rate debt (1)	$43,840,514	$100,765,789	$42,738,554	$65,902,382	$32,592,035	$1,074,505,774
Weighted average interest rate	8.43%	8.38%	7.48%	7.69%	7.39%	7.35%
UDAG (1)	497	70,280	89,934	212,049	482,586	67,452,958

Weighted average interest rate	5.00%	7.00%	5.87%	2.67%	1.70%	1.59%
Senior notes	—	—	—	—	—	200,000,000

Weighted average interest rate						8.50%

Total Fixed Rate Debt	43,841,011	100,836,069	42,828,488	66,114,431	33,074,621	1,341,958,732

Variable:

Variable rate debt (1)(2)	567,597,840	40,935,303	80,168,466	71,299,591	18,727,202	—

Weighted average interest rate
Tax Exempt (1)	28,400,000	30,650,000	—	—	—	—

Weighted average interest rate

Revolving Credit Facility	—	162,500,000	—	—	—	—

Weighted average interest rate

Total Variable Rate Debt	595,997,840	234,085,303	80,168,466	71,299,591	18,727,202	—

Total Long-Term Debt	$639,838,851	$334,921,372	$122,996,954	$137,414,022	$51,801,823	$1,341,958,732

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total	Fair Market
	Outstanding	Value
Long-Term Debt	4/30/2000	4/30/2000

Fixed:

Fixed rate debt (1)	$1,360,345,048	$1,261,337,492

Weighted average interest rate	7.48%

UDAG (1)	68,308,304	32,237,335

Weighted average interest rate	1.61%

Senior notes	200,000,000	181,940,000

Weighted average interest rate	8.50%

Total Fixed Rate Debt	1,628,653,352	1,475,514,827

Variable:

Variable rate debt (1)(2)	778,728,402	778,728,402

Weighted average interest rate	7.68%

Tax Exempt (1)	59,050,000	59,050,000

Weighted average interest rate	6.22%

Revolving Credit Facility	162,500,000	162,500,000

Weighted average interest rate	8.23%

Total Variable Rate Debt	1,000,278,402	1,000,278,402

Total Long-Term Debt	$2,628,931,754	$2,475,793,229

(1)	Represents nonrecourse debt.
(2)	As of April 30, 2000, $205,450,000 of variable-rate debt has been hedged via LIBOR-based swaps that have a remaining average life of 0.67 years.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business. The Company’s General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security-Holders.

On June 6, 2001, the Company held its annual meeting of shareholders. At that meeting, the shareholders elected four directors by holders of Class A Common Stock and nine directors by holders of Class B Common Stock, each to hold office until the next shareholder meeting and until his or her successor is elected; and elected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending January 31, 2002.

It was reported that 19,147,556 shares of Class A Common Stock representing 19,147,556 votes and 9,603,952 shares of Class B Common Stock representing 96,039,525 votes were represented in person and by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:

				Abstentions
				and/or
				Broker
		For	Against	Non-votes

(1)	Election of the following nominated directors by Class A shareholders	19,081,278	—	66,277

	Michael P. Esposito, Jr.

	Joan K. Shafran

	Louis Stokes

	Stan Ross

(2)	Election of the following nominated directors by Class B shareholders	96,013,625	—	25,900

	Albert B. Ratner

	Samuel H. Miller

	Charles A. Ratner

	James A. Ratner

	Jerry V. Jarrett

	Ronald A. Ratner

	Scott S. Cowen

	Brian J. Ratner

	Deborah Ratner Salzberg

(3)	Election of independent auditors PricewaterhouseCoopers LLP	115,137,840	28,806	20,433

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number		Description of Document

3.1	–	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	–	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).

3.3	–	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	–	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	–	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	–	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	–	Form of Senior Subordinated Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

10.1	–	Credit Agreement, dated as of December 10, 1997, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1997 (File No. 1-4372)

Exhibit
Number		Description of Document

10.2	–	Guaranty of Payment of Debt, dated as of December 10, 1997, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.39 the Company’s Form 10-Q for the quarter ended October 31, 1997 (File No. 1-4372)

10.3	–	First Amendment to Credit Agreement, dated as of January 20, 1998, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-3 (File No. 333-41437).

10.4	–	First Amendment to Guaranty of Payment of Debt, dated as of the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-3 (File No. 333-41437).

10.5	–	Letter Agreement, dated as of February 25, 1998, by and among Forest City Enterprises, Inc., Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-3 (File No. 333-41437).

10.6	–	Second Amendment to Credit Agreement, dated as of March 6, 1998, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 6, 1998 (File No. 1-4372).

10.7	–	Second Amendment to Guaranty of Payment of Debt, dated as of March 6, 1998, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated March 6, 1998 (File No. 1-4372).

Exhibit
Number		Description of Document

10.8	–	Third Amendment to Credit Agreement, dated as of January 29, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent incorporation by reference to Exhibit 20.1 to the Company’s Form 8-K, dated January 29, 1999 (File No. 1-4372).

10.9	–	Third Amendment to Guaranty of Payment of Debt, dated as of January 29, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company’s Form 8-K, dated January 29, 1999 (File No. 1-4372).

10.10	–	Subordination Agreement, dated as of January 29, 1999, by and among Forest City Enterprises, Inc., St. Paul Fire and Marine Insurance Company, St. Paul Mercury Insurance Company, St. Paul Guardian Insurance Company, Seaboard Surety Company, Economy Fire & Casualty Company, Asset Guaranty Insurance Company, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.3 to the Company’s Form 8-K, dated January 29, 1999 (File No. 1-4372).

10.11	–	Amended and Restated Credit Agreement, dated as of June 25, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.1 to the Company’s Form 8-K, dated June 25, 1999 (File No. 1-4372).

10.12	–	Amended and Restated Guaranty of Payment of Debt, dated as of June 25, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company’s Form 8-K, dated June 25, 1999 (File No. 1-4372).

10.13	–	First Amendment to Amended and Restated Credit Agreement, dated August 9, 2000, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

Exhibit
Number		Description of Document

10.14	–	First Amendment to Amended and Restated Guaranty of Payment of Debt, dated August 9, 2000, by and among Forest City Enterprises, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.17	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.18	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.19	–	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.20	–	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.21	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.22	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.23	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.24	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.25	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.26	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.27	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.28	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.29	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.30	–	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.31	–	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.32	–	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.33	–	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

Exhibit
Number		Description of Document

10.34	–	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

10.35	–	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

10.36	–	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.37	–	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.38	–	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.39	–	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1,1999 incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

10.40	–	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

10.41	–	Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended January 31, 1998. (File No. 1-4372).

10.42	–	First Amendment to Employment Agreement (dated April 6, 1998), entered into as of April 24, 1998, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended January 31,1998. (File No. 1-4372).

Exhibit
Number		Description of Document

10.43	–	Second Amendment to Employment Agreement entered into February 28, 2000, by and between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.44	–	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

10.45	–	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.46	–	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999. (File No. 1-4372).

10.47	–	Employment Agreement entered into on May 3, 2000, effective February 1, 2000, by the Company and James A. Ratner incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372)

10.48	–	Employment Agreement entered into on May 3, 2000, effective February 1, 2000 by the Company and Ronald A. Ratner incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.49	–	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.50	–	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

(b)	Reports on Form 8-K:

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date	June 14, 2001	/s/	Thomas G. Smith

Thomas G. Smith, Executive Vice President and Chief Financial Officer

Date	June 14, 2001	/s/	Linda M. Kane

Linda M. Kane, Vice President, Corporate Controller (Chief Accounting Officer)