Form 10-Q
period 2001-07-31
FOREST CITY ENTERPRISES INC
filed 2001-09-04
CIK 38067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended      July 31, 2001

Commission file number 1-4372

FOREST CITY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0863886

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Terminal Tower 50 Public Square Suite 1100 Cleveland, Ohio	44113

(Address of principal executive offices)	Zip Code

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
YES      X      NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2001

Class A Common Stock, $.33 1/3 par value	20,323,264 shares

Class B Common Stock, $.33 1/3 par value	10,021,207 shares

FOREST CITY ENTERPRISES, INC.

Index

Page No.

Part I. Financial Information:

Item 1. Financial Statements

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets – July 31, 2001

(Unaudited) and January 31, 2001	3

Consolidated Statements of Earnings

(Unaudited) – Three Months and Six Months

Ended July 31, 2001 and 2000	4

Consolidated Statements of Comprehensive Income

(Unaudited) – Six Months

Ended July 31, 2001 and 2000	5

Consolidated Statements of Shareholders’ Equity

(Unaudited) – Six Months Ended

July 31, 2001 and 2000	6

Consolidated Statements of Cash Flows (Unaudited) –

Six Months Ended July 31, 2001 and 2000	7

Notes to Consolidated Financial Statements

(Unaudited)	8 - 19

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations	20 - 41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42 - 45

Part II. Other Information

Item 1. Legal Proceedings	46

Item 4. Submission of Matters to a Vote of Security-Holders	46

Item 6. Exhibits and Reports on Form 8-K	47 - 52

Signatures	53

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2001	January 31, 2001

	(Unaudited)
	(in thousands)

Assets
Real Estate

Completed rental properties	$3,150,200	$3,134,667

Projects under development	574,034	432,808

Land held for development or sale	25,709	22,744

Real Estate, at cost	3,749,943	3,590,219

Less accumulated depreciation	(526,108)	(496,050)

Total Real Estate	3,223,835	3,094,169

Cash and equivalents	31,397	64,265

Restricted cash	72,551	68,243

Notes and accounts receivable, net	244,293	219,118

Inventories	37,892	39,234

Investments in and advances to real estate affiliates	407,634	383,685

Other assets	136,905	166,756

Total Assets	$4,154,507	$4,035,470

Liabilities and Shareholders’ Equity

Liabilities

Mortgage debt, nonrecourse	$2,499,827	$2,439,912

Accounts payable and accrued expenses	416,042	418,869

Notes payable	78,659	55,392

Long-term credit facility	204,000	189,500

Senior and subordinated debt	220,400	220,400

Deferred income taxes	175,947	176,671

Total Liabilities	3,594,875	3,500,744

Minority interest	90,576	78,090

Shareholders’ Equity

Preferred stock — convertible, without par value 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value

Class A, 96,000,000 shares authorized, 20,584,645 and 20,361,932 shares issued, 20,303,500 and 19,820,507 outstanding, respectively	6,862	6,787

Class B, convertible, 36,000,000 shares authorized, 10,299,307 and 10,522,020 shares issued, 10,021,207 and 10,243,920 outstanding, respectively	3,433	3,508

	10,295	10,295

Additional paid-in capital	114,216	114,010

Retained earnings	359,407	338,792

	483,918	463,097

Less treasury stock, at cost; 281,145 Class A and 278,100 Class B shares and 541,425 Class A and 278,100 Class B shares, respectively	(6,829)	(10,330)

Accumulated other comprehensive (loss) income	(8,033)	3,869

Total Shareholders’ Equity	469,056	456,636

Total Liabilities and Shareholders’ Equity	$4,154,507	$4,035,470

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,

	2001	2000	2001	2000

	(in thousands, except per share data)

Revenues

Rental properties	$177,448	$157,845	$337,434	$293,143

Lumber trading	36,016	26,190	61,929	53,941

Equity in earnings of unconsolidated entities	16,799	6,228	22,583	10,046

	230,263	190,263	421,946	357,130

Expenses

Operating expenses	134,030	103,360	242,729	195,765

Interest expense	45,774	45,592	91,166	85,376

Provision for decline in real estate	—	1,231	—	1,231

Depreciation and amortization	24,040	22,602	47,147	43,729

	203,844	172,785	381,042	326,101

Gain (loss) on disposition of operating properties and other investments	(329)	24,225	1,263	54,946

Earnings before income taxes	26,090	41,703	42,167	85,975

Income tax expense (benefit)

Current	5,489	6,213	7,487	12,306

Deferred	3,848	(12,199)	7,850	(1,616)

	9,337	(5,986)	15,337	10,690

Earnings before minority interest, extraordinary gain and cumulative effect of a change in accounting principle	16,753	47,689	26,830	75,285

Minority interest	1,281	856	1,711	903

Earnings before extraordinary gain and cumulative effect of a change in accounting principle	15,472	46,833	25,119	74,382

Extraordinary gain, net of tax	—	—	637	—

Cumulative effect of a change in accounting principle, net of tax	—	—	(1,202)	—

Net earnings	$15,472	$46,833	$24,554	$74,382

Basic earnings per common share

Earnings before extraordinary gain and cumulative effect of a change in accounting principle	$0.51	$1.56	$0.83	$2.48

Extraordinary gain, net of tax	—	—	0.02	—

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.04)	—

Net earnings	$0.51	$1.56	$0.81	$2.48

Diluted earnings per common share

Earnings before extraordinary gain and cumulative effect of a change in accounting principle	$0.50	$1.55	$0.82	$2.46

Extraordinary gain, net of tax	—	—	0.02	—

Cumulative effect of a change in accounting principle, net of tax	—	—	(0.04)	—

Net earnings	$0.50	$1.55	$0.80	$2.46

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended
	July 31,

	2001	2000

	(in thousands)

Net earnings	$24,554	$74,382

Other comprehensive loss, net of tax:

Unrealized gains (losses) on investments in securities:

Unrealized (loss) gain on securities	(3,449)	2,170

Less: reclassification adjustment for gain included in net earnings	—	(12,763)

Unrealized derivative losses:

Cumulative effect of a change in accounting principle—transition adjustment of interest rate contracts, net of minority interest	(7,820)	—

Change in unrealized losses on interest rate contracts, net of minority interest	(633)	—

Other comprehensive loss, net of tax	(11,902)	(10,593)

Comprehensive income	$12,652	$63,789

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock

	Class A		Class B		Additional
					Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings

	(in thousands)

Six Months Ended July 31, 2001

Balances at January 31, 2001	20,362	$6,787	10,522	$3,508	$114,010	$338,792

Net earnings						24,554

Other comprehensive loss, net of tax

Dividends $.13 per share						(3,939)

Conversion of Class B to Class A shares	223	75	(223)	(75)

Exercise of stock options					1,022

Restricted stock issued					(1,009)

Amortization of unearned compensation					193

Balances at July 31, 2001	20,585	$6,862	10,299	$3,433	$114,216	$359,407

Six Months Ended July 31, 2000

Balances at January 31, 2000	19,947	$6,649	10,937	$3,646	$113,764	$254,063

Net earnings						74,382

Other comprehensive loss, net of tax

Dividends $.11 per share						(3,305)

Exercise of stock options

Amortization of unearned compensation					70

Balances at July 31, 2000	19,947	$6,649	10,937	$3,646	$113,834	$325,140

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Treasury Stock		Other
			Comprehensive
	Shares	Amount	(Loss) Income	Total

	(in thousands)

Six Months Ended July 31, 2001

Balances at January 31, 2001	820	$(10,330)	$3,869	$456,636

Net earnings				24,554

Other comprehensive loss, net of tax			(11,902)	(11,902)

Dividends $.13 per share				(3,939)

Conversion of Class B to Class A shares				—

Exercise of stock options	(186)	2,492		3,514

Restricted stock issued	(75)	1,009		—

Amortization of unearned compensation				193

Balances at July 31, 2001	559	$(6,829)	$(8,033)	$469,056

Six Months Ended July 31, 2000

Balances at January 31, 2000	852	$(10,773)	$19,157	$386,506

Net earnings				74,382

Other comprehensive loss, net of tax			(10,593)	(10,593)

Dividends $.11 per share				(3,305)

Exercise of stock options	—	6		6

Amortization of unearned compensation				70

Balances at July 31, 2000	852	$(10,767)	$8,564	$447,066

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 31,

	2001	2000

	(in thousands)

Cash Flows from Operating Activities

Rents and other revenues received	$366,420	$361,066

Cash distributions from unconsolidated entities	18,292	11,744

Proceeds from land sales	4,527	8,059

Land development expenditures	(8,241)	(15,754)

Operating expenditures	(248,537)	(237,707)

Interest paid	(90,369)	(80,400)

Net cash provided by operating activities	42,092	47,008

Cash Flows from Investing Activities

Capital expenditures	(162,953)	(299,591)

Proceeds from disposition of properties and other investments	2,693	129,439

Changes in investments in and advances to real estate affiliates	(17,973)	(5,875)

Net cash used in investing activities	(178,233)	(176,027)

Cash Flows from Financing Activities

Increase in nonrecourse mortgage debt and long-term credit facility	249,079	237,034

Principal payments on nonrecourse mortgage debt on real estate	(174,666)	(113,768)

Increase in notes payable	35,829	13,987

Payments on notes payable	(12,561)	(33,913)

Change in restricted cash and book overdrafts	108	(13,644)

Payment of deferred financing costs	(5,188)	(14,166)

Exercise of stock options	3,514	6

Dividends paid to shareholders	(3,618)	(3,004)

Increase in minority interest	10,776	13,605

Net cash provided by financing activities	103,273	86,137

Net decrease in cash and equivalents	(32,868)	(42,882)

Cash and equivalents at beginning of period	64,265	84,082

Cash and equivalents at end of period	$31,397	$41,200

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$24,554	$74,382

Minority interest	1,711	903

Depreciation	38,628	35,691

Amortization	8,519	8,038

Equity in earnings of unconsolidated entities	(22,583)	(10,046)

Cash distributions from unconsolidated entities	18,292	11,744

Deferred income taxes	7,063	(1,616)

Gain on disposition of operating properties and other investments	(1,263)	(54,946)

Provision for decline in real estate	—	1,231

Extraordinary gain	(1,054)	—

Cumulative effect of a change in accounting principle	1,988	—

Decrease in commercial land included in projects under development	—	293

Increase in land held for development or sale	(2,965)	(7,786)

(Increase) decrease in notes and accounts receivable	(25,175)	18,437

Decrease in inventories	1,342	12,699

Decrease (increase) in other assets	3,961	(13,288)

Decrease in accounts payable and accrued expenses	(10,926)	(28,728)

Net cash provided by operating activities	$42,092	$47,008

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A.	New Accounting Standard – Adoption of SFAS No. 133

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended (referred to hereafter as “SFAS 133”), on February 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded cumulative effect adjustments, net of tax, of approximately $1,200,000 and $7,800,000 as a reduction of earnings and Other Comprehensive Loss, respectively, relating to the fair value of hedging instruments previously designated as cash flow hedges. The Company expects that the transition adjustments that will be reclassified from Accumulated Other Comprehensive Income (Loss) into earnings during the twelve months following the date of initial application will be approximately $800,000, net of tax, of which approximately $100,000 and $500,000, net of tax, for the three and six months ended July 31, 2001, respectively, was recorded and reflected as interest expense in the Consolidated Statement of Operations.

For the three and six months ended July 31, 2001, the Company recorded $1,297,000 and $618,000, respectively, as an increase of interest expense in the Consolidated Statements of Operations representing the total ineffectiveness of all cash flow hedges, consisting primarily of the changes in the time value of option contracts. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness, except for the time value of option contracts. As of July 31, 2001, the Company expects that within the next twelve months it will reclassify amounts recorded in Accumulated Other Comprehensive Income (Loss) into earnings of approximately $2,100,000, net of tax.

At July 31, 2001, LIBOR interest rate caps and Treasury Options were reported at their fair value of approximately $1,400,000 and $500,000, respectively, in the Consolidated Balance Sheet as Other Assets. In the second quarter of 2001, the Company entered into interest rate swap agreements that extend through fiscal year 2003 and are designated as cash flow hedges of LIBOR-based interest rate payments on variable rate debt. The unrealized loss on these interest rate swap agreements at July 31, 2001 is approximately $2,600,000 and is included in the Consolidated Balance Sheet as Other Liabilities.

For further discussion of the Company’s use and accounting for derivatives and hedging activities, see Note A of the Company’s April 30, 2001 Form 10-Q.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B. Financial Statement Presentation

Effective January 31, 2001, the Company implemented a change in the presentation of its financial results from the pro-rata method of consolidation to the full consolidation method. The following statements provide a reconciliation of the Company’s current financial statement presentation to its historical presentation.

Consolidated Balance Sheet — July 31, 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)

Assets
Real Estate

Completed rental properties	$3,150,200	$553,985	$679,448	$3,275,663

Projects under development	574,034	63,090	176,493	687,437

Land held for development or sale	25,709	—	34,027	59,736

Real Estate, at cost	3,749,943	617,075	889,968	4,022,836

Less accumulated depreciation	(526,108)	(74,534)	(169,262)	(620,836)

Total Real Estate	3,223,835	542,541	720,706	3,402,000

Cash and equivalents	31,397	7,165	25,231	49,463

Restricted cash	72,551	15,271	43,982	101,262

Notes and accounts receivable, net	244,293	15,123	10,891	240,061

Inventories	37,892	—	—	37,892

Investments in and advances to real estate affiliates	407,634	—	(51,269)	356,365

Other assets	136,905	25,672	27,634	138,867

Total Assets	$4,154,507	$605,772	$777,175	$4,325,910

Liabilities and Shareholders’ Equity

Liabilities

Mortgage debt, nonrecourse	$2,499,827	$468,445	$741,273	$2,772,655

Accounts payable and accrued expenses	416,042	32,058	38,256	422,240

Notes payable	78,659	14,693	(2,354)	61,612

Long-term credit facility	204,000	—	—	204,000

Senior and subordinated debt	220,400	—	—	220,400

Deferred income taxes	175,947	—	—	175,947

Total Liabilities	3,594,875	515,196	777,175	3,856,854

Minority interest	90,576	90,576	—	—

Total Shareholders’ Equity	469,056	—	—	469,056

Total Liabilities and Shareholders’ Equity	$4,154,507	$605,772	$777,175	$4,325,910

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Three Months Ended July 31, 2001

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)

Revenues

Rental properties	$177,448	$32,005	$46,159	$191,602

Lumber trading	36,016	—	—	36,016

Equity in earnings of unconsolidated entities	16,799	—	(11,695)	5,104

	230,263	32,005	34,464	232,722

Expenses

Operating expenses	134,030	18,399	24,314	139,945

Interest expense	45,774	8,101	10,178	47,851

Depreciation and amortization	24,040	4,224	5,005	24,821

	203,844	30,724	39,497	212,617

Gain (loss) on disposition of operating properties and other investments	(329)	—	5,033	4,704

Earnings before income taxes	26,090	1,281	—	24,809

Income tax expense

Current	5,489	—	—	5,489

Deferred	3,848	—	—	3,848

	9,337	—	—	9,337

Earnings before minority interest	16,753	1,281	—	15,472

Minority interest	1,281	1,281	—	—

Net earnings	$15,472	$—	$—	$15,472

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Six Months Ended July 31, 2001

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)

Revenues

Rental properties	$337,434	$60,569	$91,504	$368,369

Lumber trading	61,929	—	—	61,929

Equity in earnings of unconsolidated entities	22,583	—	(13,909)	8,674

	421,946	60,569	77,595	438,972

Expenses

Operating expenses	242,729	32,688	49,988	260,029

Interest expense	91,166	17,841	22,562	95,887

Depreciation and amortization	47,147	8,329	10,078	48,896

	381,042	58,858	82,628	404,812

Gain on disposition of operating properties and other investments	1,263	—	5,033	6,296

Earnings before income taxes	42,167	1,711	—	40,456

Income tax expense

Current	7,487	—	—	7,487

Deferred	7,850	—	—	7,850

	15,337	—	—	15,337

Earnings before minority interest, extraordinary gain and cumulative effect of a change in accounting principle	26,830	1,711	—	25,119

Minority interest	1,711	1,711	—	—

Earnings before extraordinary items and cumulative effect of a change in accounting principle	25,119	—	—	25,119

Extraordinary gain, net of tax	637	—	—	637

Cumulative effect of a change in accounting principle, net of tax	(1,202)	—	—	(1,202)

Net earnings	$24,554	$—	$—	$24,554

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Three Months Ended July 31, 2000

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)

Revenues

Rental properties	$157,845	$28,851	$44,395	$173,389

Lumber trading	26,190	—	—	26,190

Equity in earnings of unconsolidated entities	6,228	—	(4,666)	1,562

	190,263	28,851	39,729	201,141

Expenses

Operating expenses	103,360	14,510	25,099	113,949

Interest expense	45,592	9,133	11,581	48,040

Provision for decline in real estate	1,231	—	—	1,231

Depreciation and amortization	22,602	4,352	4,645	22,895

	172,785	27,995	41,325	186,115

Gain on disposition of operating properties and other investments	24,225	—	1,596	25,821

Earnings before income taxes	41,703	856	—	40,847

Income tax expense (benefit)

Current	6,213	—	—	6,213

Deferred	(12,199)	—	—	(12,199)

	(5,986)	—	—	(5,986)

Earnings before minority interest	47,689	856	—	46,833

Minority interest	856	856	—	—

Net earnings	$46,833	$—	$—	$46,833

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Six Months Ended July 31, 2000

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)

Revenues

Rental properties	$293,143	$50,947	$89,314	$331,510

Lumber trading	53,941	—	—	53,941

Equity in earnings of unconsolidated entities	10,046	—	(7,738)	2,308

	357,130	50,947	81,576	387,759

Expenses

Operating expenses	195,765	24,570	50,840	222,035

Interest expense	85,376	17,394	23,084	91,066

Provision for decline in real estate	1,231	—	—	1,231

Depreciation and amortization	43,729	8,080	9,248	44,897

	326,101	50,044	83,172	359,229

Gain on disposition of operating properties and other investments	54,946	—	1,596	56,542

Earnings before income taxes	85,975	903	—	85,072

Income tax expense (benefit)

Current	12,306	—	—	12,306

Deferred	(1,616)	—	—	(1,616)

	10,690	—	—	10,690

Earnings before minority interest	75,285	903	—	74,382

Minority interest	903	903	—	—

Net earnings	$74,382	$—	$—	$74,382

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows — Six Months Ended July 31, 2001

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)

Cash Flows from Operating Activities

Rents and other revenues received	$366,420	$62,879	$83,007	$386,548

Cash distributions from unconsolidated entities	18,292	—	(18,292)	—

Proceeds from land sales	4,527	—	8,604	13,131

Land development expenditures	(8,241)	—	(7,986)	(16,227)

Operating expenditures	(248,537)	(39,372)	(56,082)	(265,247)

Interest paid	(90,369)	(17,647)	(22,795)	(95,517)

Net cash provided by (used in) operating activities	42,092	5,860	(13,544)	22,688

Cash Flows from Investing Activities

Capital expenditures	(162,953)	4,395	(60,110)	(227,458)

Proceeds from disposition of properties and other investments	2,693	—	6,428	9,121

Change in investments in and advances to real estate affiliates	(17,973)	—	24,763	6,790

Net cash (used in) provided by investing activities	(178,233)	4,395	(28,919)	(211,547)

Cash Flows from Financing Activities

Increase in nonrecourse mortgage debt and long-term credit facility	249,079	59,464	82,304	271,919

Principal payments on nonrecourse mortgage debt on real estate	(174,666)	(79,034)	(15,050)	(110,682)

Increase in notes payable	35,829	—	7,521	43,350

Payments on notes payable	(12,561)	—	(11,292)	(23,853)

Change in restricted cash and book overdrafts	108	(3,166)	(21,566)	(18,292)

Payment of deferred financing costs	(5,188)	218	(575)	(5,981)

Exercise of stock options	3,514	—	—	3,514

Dividends paid to shareholders	(3,618)	—	—	(3,618)

Increase in minority interest	10,776	10,776	—	—

Net cash provided by (used in) financing activities	103,273	(11,742)	41,342	156,357

Net decrease in cash and equivalents	(32,868)	(1,487)	(1,121)	(32,502)

Cash and equivalents at beginning of period	64,265	8,653	26,351	81,963

Cash and equivalents at end of period	$31,397	$7,166	$25,230	$49,461

Reconciliation of Net Earnings to Cash Provided by (Used In) Operating Activities

Net Earnings	$24,554	$—	$—	$24,554

Minority interest	1,711	1,711	—	—

Depreciation	38,628	6,285	8,798	41,141

Amortization	8,519	2,044	1,280	7,755

Equity in earnings of unconsolidated entities	(22,583)	—	13,909	(8,674)

Cash distributions from unconsolidated entities	18,292	—	(18,292)	—

Deferred income taxes	7,063	—	—	7,063

Gain on disposition of operating properties and other investments	(1,263)	—	(5,033)	(6,296)

Extraordinary gain	(1,054)	—	—	(1,054)

Cumulative effect of a change in accounting principle	1,988	—	—	1,988

Decrease in commercial land included in completed rental properties	—		191	191

Increase in land held for development or sale	(2,965)	—	(3,568)	(6,533)

(Increase) decrease in notes and accounts receivable	(25,175)	3,628	(77)	(28,880)

Decrease in inventories	1,342	—	—	1,342

Decrease (increase) in other assets	3,961	(686)	(6,956)	(2,309)

Decrease in accounts payable and accrued expenses	(10,926)	(7,122)	(3,796)	(7,600)

Net cash provided by (used in) operating activities	$42,092	$5,860	$(13,544)	$22,688

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows — Six Months Ended July 31, 2000

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)

Cash Flows from Operating Activities

Rents and other revenues received	$361,066	$48,009	$96,312	$409,369

Cash distributions from unconsolidated entities	11,744	—	(11,744)	—

Proceeds from land sales	8,059	—	10,271	18,330

Land development expenditures	(15,754)	—	(14,898)	(30,652)

Operating expenditures	(237,707)	(29,990)	(41,702)	(249,419)

Interest paid	(80,400)	(16,694)	(24,824)	(88,530)

Net cash provided by operating activities	47,008	1,325	13,415	59,098

Cash Flows from Investing Activities

Capital expenditures	(299,591)	(38,606)	(36,860)	(297,845)

Proceeds from disposition of operating properties and other investments	129,439	—	1,830	131,269

Change in investments in and advances to real estate affiliates	(5,875)	—	13,146	7,271

Net cash used in by investing activities	(176,027)	(38,606)	(21,884)	(159,305)

Cash Flows from Financing Activities

Increase in nonrecourse mortgage debt and long-term credit facility	237,034	35,473	14,931	216,492

Principal payments on nonrecourse mortgage debt on real estate	(113,768)	(6,730)	(4,749)	(111,787)

Payments on long-term credit facility	—	—	—	—

Increase in notes payable	13,987	(55)	(4,595)	9,447

Payments on notes payable	(33,913)	(190)	(4,454)	(38,177)

Change in restricted cash and book overdrafts	(13,644)	1,683	689	(14,638)

Payment of deferred financing costs	(14,166)	(6,025)	(320)	(8,461)

Exercise of stock options	6	—	—	6

Dividends paid to shareholders	(3,004)	—	—	(3,004)

Changes in minority interest	13,605	13,605	—	—

Net cash provided by financing activities	86,137	37,761	1,502	49,878

Net (decrease) increase in cash and equivalents	(42,882)	480	(6,967)	(50,329)

Cash and equivalents at beginning of period	84,082	6,685	19,798	97,195

Cash and equivalents at end of period	$41,200	$7,165	$12,831	$46,866

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$74,382	$—	$—	$74,382

Minority interest	903	903	—	—

Depreciation	35,691	5,752	8,018	37,957

Amortization	8,038	2,328	1,230	6,940

Equity in earnings of unconsolidated entities	(10,046)	—	7,738	(2,308)

Cash distributions from unconsolidated entities	11,744	—	(11,744)	—

Deferred income taxes	(1,616)	—	—	(1,616)

Gain on disposition of operating properties and other investments	(54,946)	—	(1,596)	(56,542)

Provision for decline in real estate	1,231		—	1,231

Decrease in commercial land included in projects under development	293	—	122	415

Increase in land held for development or sale	(7,786)	—	(646)	(8,432)

Decrease (increase) in notes and accounts receivable	18,437	(2,929)	17,452	38,818

Decrease in inventories	12,699	—	—	12,699

(Increase) decrease in other assets	(13,288)	(2,052)	1,300	(9,936)

Decrease in accounts payable and accrued expenses	(28,728)	(2,677)	(8,459)	(34,510)

Net cash provided by operating activities	$47,008	$1,325	$13,415	$59,098

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

C.	Gain on Disposition of Operating Properties and Other Investments

During the six months ended July 31, 2001, the Company recorded a net gain on disposition of operating properties and other investments totaling $1,263,000 or $764,000 net of estimated taxes. The Company recognized a gain on the disposition of Bowling Green Mall, located in Bowling Green, Kentucky, of $1,892,000 structured as a tax-deferred exchange and a loss on other investments of $629,000.

During the six months ended July 31, 2000, the Company recorded gains on the disposition of operating properties and other investments totaling $54,946,000 or $33,304,000 net of estimated taxes. The Company recognized gains on dispositions of two apartment communities in California, $26,251,000 for Studio Colony and $578,000 for Highlands, and the disposition of Tucson Place, a specialty retail center in Tucson, Arizona, for $8,599,000. The Studio Colony disposition was structured as a tax-deferred exchange. The Company also recognized non-recurring gains totaling $19,518,000 from the sale of available-for-sale equity securities.

D.	Extraordinary Gain

The extraordinary gain, net of tax, of $637,000 ($1,054,000 pre-tax) recorded in the first quarter of 2001 represents the impact of early extinguishment of nonrecourse debt related to Enclave, a residential property located in San Jose, California.

E.	Stock-Based Compensation

In March 2001, the Compensation Committee of the Board of Directors granted fixed options covering 417,200 Class A common shares to key employees and nonemployee members of the Board of Directors. The options have a term of 10 years, vest over two to four years and have an exercise price of $42.80.

The Compensation Committee also granted 75,000 shares of restricted Class A common stock to key employees. The restricted shares were awarded out of treasury stock, having a cost basis of $1,009,000, with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. In accordance with APB No. 25, the market value on the date of grant of $3,190,500 was recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation is being reported as an offset to Additional Paid-In Capital in the accompanying consolidated financial statements. At July 31, 2001, the unamortized unearned compensation relating to all restricted stock amounted to $3,880,000.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

F.	Dividends

The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common stock as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share

March 9, 2001	June 1, 2001	June 15, 2001	$.06

June 6, 2001	September 4, 2001	September 19, 2001	$.07

G.	Earnings per Share

Reconciliations of the numerator and denominator of basic earnings per share (EPS) with diluted EPS follows:

	Earnings	Weighted
	Before	Average Common	Per
	Extraordinary Gain	Shares Outstanding	Common
	(Numerator)	(Denominator)	Share

Six Months Ended July 31, 2001:

Basic EPS	$25,119,000	30,175,487	$0.83

Dilutive effect of stock options	—	419,552	(.01)

Diluted EPS	$25,119,000	30,595,039	$0.82

Six Months Ended July 31, 2000:

Basic EPS	$74,382,000	30,031,658	$2.48

Dilutive effect of stock options	—	227,076	(.02)

Diluted EPS	$74,382,000	30,258,734	$2.46

H.	Reclassification

Certain items in the consolidated financial statements for 2000 have been reclassified to conform to the 2001 presentation.

I.	Recent Developments

In August 2001, the Company announced the disposition of its 67.5% tenant-in-common interest in Tucson Mall, in Tucson, Arizona, for $121,500,000 structured as a tax-deferred exchange. The Company developed the mall in 1982 and expanded it in 1991. This 1.3 million square-foot regional mall sold for a total purchase price of $180,000,000. This transaction resulted in an after tax gain of $51,000,000 and generated gross cash proceeds of $73,000,000.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

J. Investments in and Advances to Real Estate Affiliates (continued)

Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments accounted for on the equity method. Summarized combined financial information for these investments, along with the Company’s pro-rata share, is as follows.

	Combined	Pro-Rata Share

July 31,	2001	2001

	(in thousands)

Balance Sheet:

Completed rental properties	$2,055,355	$679,448

Projects under development	376,516	176,493

Land held for development or sale	73,716	34,027

Investment in and advances to real estate affiliates	—	91,452

Accumulated depreciation	(420,765)	(169,262)

Other assets	280,287	107,738

Total Assets	$2,365,109	$919,896

Mortgage debt, nonrecourse	$2,059,136	$741,273

Advances from general partner	42,335	—

Other liabilities	153,385	35,902

Partners’ equity	110,253	142,721

Total Liabilities and Partners’ Equity	$2,365,109	$919,896

Six Months Ended July 31,

Operations:

Revenues	$235,689	$91,504

Equity in earnings of unconsolidated entities on a pro-rata basis	—	8,674

Operating expenses	(126,389)	(49,988)

Interest expense	(61,582)	(22,562)

Depreciation and amortization	(37,777)	(10,078)

Gain on disposition of operating properties and other investments	10,065	5,033

Extraordinary gain	1,110	1,054

Net Income	$21,116	$23,637

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheet.

Partners’ equity, as above	$110,253

Equity of other partners	9,867

Company’s investment in partnerships	100,386

Advances to partnerships, as above	42,335
Advances to other real estate affiliates	264,913

Investments in and Advances to Real Estate Affiliates	$407,634

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

K. Segment Information

The following tables summarize financial data for the Commercial, Residential, Land and Lumber Trading Groups and Corporate. The table is presented by using the pro-rata consolidation method, which is the method used by management for internal reporting. Reconciliation to the full consolidation method is included for certain information.

      All amounts, including footnotes, are presented in thousands.

			Three Months		Six Months Ended
			Ended July 31,		July 31,
	July 31,	January 31,
	2001	2001	2001	2000	2001	2000

	Identifiable Assets		Expenditures for Additions to Real Estate (3)

Commercial Group	$2,874,324	$2,763,969	$42,609	$70,192	$147,834	$138,945

Residential Group	1,066,479	1,010,889	38,528	121,012	68,554	152,149

Land Group	182,037	153,582	18,192	10,874	30,660	27,648

Lumber Trading Group	169,218	136,175	148	652	254	1,163

Corporate	33,852	68,368	306	508	437	558

Consolidated at pro-rata	4,325,910	4,132,983	$99,783	$203,238	$247,739	$320,463

Minority interest and unconsolidated entities	(171,403)	(97,513)

Consolidated	$4,154,507	$4,035,470

	Three Months Ended		Six Months Ended		Three Months		Six Months Ended
	July 31,		July 31,		Ended July 31,		July 31,

	2001	2000	2001	2000	2001	2000	2001	2000

	Revenues				Interest Expense

Commercial Group	$135,755	$129,046	$259,659	$241,259	$28,575	$30,335	$56,333	$56,863

Residential Group	48,519	36,798	97,448	73,662	10,286	6,596	20,829	12,626

Land Group	12,366	8,924	19,773	18,571	414	1,395	1,382	2,826

Lumber Trading Group (1)	36,016	26,190	61,929	53,941	918	1,702	1,924	3,277

Corporate	66	183	163	326	7,658	8,012	15,419	15,474

Consolidated at pro-rata	232,722	201,141	438,972	387,759	47,851	48,040	95,887	91,066

Minority interest and unconsolidated entities	(2,459)	(10,878)	(17,026)	(30,629)	(2,077)	(2,448)	(4,721)	(5,690)

Consolidated	$230,263	$190,263	$421,946	$357,130	$45,774	$45,592	$91,166	$85,376

	Depreciation and Amortization Expense				Earnings Before Income Taxes (EBIT) (2)

Commercial Group	$18,427	$17,948	$36,025	$35,221	$17,097	$10,966	$32,277	$25,245

Residential Group	5,314	3,931	10,786	7,775	8,163	18,022	17,595	28,867

Land Group	205	91	311	156	3,922	(515)	3,812	(2,784)

Lumber Trading Group	532	588	1,087	1,169	3,138	(363)	4,189	468

Corporate	343	337	687	576	(12,215)	(11,853)	(23,713)	(22,035)

Provision for decline in real estate	—	—	—	—	—	(1,231)	—	(1,231)

Gain on disposition of operating properties and other investments	—	—	—	—	4,704	25,821	6,296	56,542

Consolidated at pro-rata	24,821	22,895	48,896	44,897	24,809	40,847	40,456	85,072

Minority interest and unconsolidated entities	(781)	(293)	(1,749)	(1,168)	1,281	856	1,711	903

Consolidated	$24,040	$22,602	$47,147	$43,729	$26,090	$41,703	$42,167	$85,975

					Earnings Before Depreciation,
					Amortization
					and Deferred Taxes (EBDT)

Commercial Group					$31,764	$20,779	$59,527	$44,753

Residential Group					10,607	20,204	23,087	32,650

Land Group					2,529	(234)	579	(1,605)

Lumber Trading Group					1,966	(274)	2,546	153

Corporate					(9,857)	(8,342)	(15,326)	(13,625)

Consolidated EBDT					37,009	32,133	70,413	62,326

Reconciliation of EBDT to net earnings:

Depreciation and amortization - Real Estate Groups					(23,978)	(21,878)	(47,247)	(42,995)

Deferred taxes - Real Estate Groups					(1,352)	(4,445)	(4,838)	(7,948)

Straight-line rent adjustment					936	2,851	2,985	5,254

Provision for decline in real estate, net of tax					—	(744)	—	(744)

Gain on disposition of operating properties and other investments, net of tax					2,857	38,916	3,806	58,489

Extraordinary gain, net of tax					—	—	637	—

Cumulative effect of change in accounting principle, net of tax					—	—	(1,202)	—

Net earnings					$15,472	$46,833	$24,554	$74,382

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended July 31, 2001 and 2000 were $818,707 and $718,636, respectively. Sales invoiced for the six months ended July 31, 2001 and 2000 were $1,384,675 and $1,523,188, respectively.

(2)	See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

(3)	Beginning in the third quarter of 2000, the Central Station project in Chicago, Illinois, which was previously reported in the Commercial Group, and the Stapleton project in Denver, Colorado, which was previously reported in the Residential Group, are now being reported in the Land Group. Prior periods’ segment information has been restated to reflect these changes.

(4)	Residential Group EBIT increased for the three and six months ended July 31, 2000 as a result of a one-time reduction in the reserve for the collection of a note receivable from Millender Center of $10,275,000 and $10,755,000, respectively.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of operations for the six months ended July 31, 2001 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 2001 annual report (“Form 10-K”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company owns, develops, acquires and operates commercial and residential real estate properties in 20 states and the District of Columbia. The Company owns a portfolio that is diversified both geographically and by property type and operates through four strategic business units: Commercial Group, Residential Group, Land Group and Lumber Trading Group.

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

The Company’s EBDT for the second quarter of 2001 grew by 15.2% to $37,009,000 from $32,133,000 for the second quarter of 2000. For the six months ended July 31, 2001, EBDT increased by 13.0% to $70,413,000 from $62,326,000 for the six months ended July 31, 2000. The increase in EBDT is primarily attributable to improved operations and the addition of 17 new properties in 2000.

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

Net Operating Income from Real Estate Groups – Management analyzes property NOI using the pro-rata consolidation method. NOI from the combined Commercial Group and Residential Group (“Real Estate Groups”) for the second quarter of 2001 was $87,033,000 compared to $84,946,000 for the second quarter of 2000, a 2.5% increase. NOI for the Real Estate Groups for the six months ended July 31, 2001 was $171,166,000 compared to $161,342,000 for the six months ended July 31, 2000, a 6.1% increase.

Commercial Group

The following table presents the significant increases in revenue and operating expense reported by the Commercial Group for newly developed property for the three months ended July 31, 2001 compared to the same period in the prior year (dollars in thousands):

							Full
		Quarter	Sq.Ft./		Full	Pro-Rata	Consolidation
		Opened	No.of	Pro-Rata	Consolidation	Operating	Operating
Property	Location	in 2000	Rooms	Revenues	Revenues	Expenses	Expenses

Retail Centers:

Battery Park

City	Manhattan, NY	Q2	167,000	$572	$816	$953	$1,361

Court Street	Brooklyn, NY	Q2	103,000	476	680	324	463

Eastchester	Bronx, NY	Q2	63,000	370	528	221	316

Forest Avenue	Staten Island, NY	Q2	68,000	(149)	(213)	306	437

Hotels:

Embassy Suites

Hotel	Manhattan, NY	Q2	463 rooms	3,775	7,490	2,958	5,869
Hilton Times

Square	Manhattan, NY	Q2	444 rooms	2,386	4,261	1,997	3,567

Total				$7,430	$13,562	$6,759	$12,013

The following table presents the significant increases in revenue and operating expense reported by the Commercial Group for newly developed property for the six months ended July 31, 2001 compared to the same period in the prior year (dollars in thousands):

							Full
		Quarter	Sq.Ft./		Full	Pro-Rata	Consolidation
		Opened	No.of	Pro-Rata	Consolidation	Operating	Operating
Property	Location	in 2000	Rooms	Revenues	Revenues	Expenses	Expenses

Retail Centers:

Battery Park

City	Manhattan, NY	Q2	167,000	$1,877	$2,682	$1,334	$1,906

Court Street	Brooklyn, NY	Q2	103,000	1,150	1,643	481	688

Eastchester	Bronx, NY	Q2	63,000	701	1,001	324	463

Forest Avenue	Staten Island, NY	Q2	68,000	221	316	467	667

Hotels:

Embassy Suites

Hotel	Manhattan, NY	Q2	463 rooms	7,701	15,279	5,726	11,362
Hilton Times

Square	Manhattan, NY	Q2	444 rooms	6,833	12,202	4,864	8,686

Total				$18,483	$33,123	$13,196	$23,772

Revenues — Under the pro-rata consolidation method, revenues in the second quarter of 2001 for the Commercial Group increased $7,958,000 or 6.3% over the same period of the prior year. Under full consolidation, revenues in the second quarter of 2001 increased $15,261,000 or 11.5% over the same period of the prior year. The increase is primarily the result of openings of new properties during 2000 as noted in the table above. Increases in net revenue of $2,526,000 and $4,210,000 under pro-rata and full consolidation, respectively, resulted from Twelve MetroTech Center in Brooklyn, New York. In the second quarter of 2001 we broke ground on Twelve MetroTech Center. This building will have 32 stories and total over 1,100,000 square feet. The Kings County Family Court is currently leasing this building through the construction period and will occupy the first 25 stories with the option to purchase upon completion. The Company will own the top seven floors totaling 171,000 square feet, which is expected to be leased to commercial tenants. An additional increase was noted for a lease termination settlement in the second quarter of 2001 of $2,625,000 and $3,500,000 for pro-rata and full consolidation, respectively, compared to a claim settlement in the second quarter of 2000 of $719,000 and $1,026,000 for pro-rata and full consolidation, respectively. These increases were partially offset by a net decrease in land sales of $5,017,000 and $10,024,000 under pro-rata and full consolidation, respectively. These increases were further offset by dispositions in 2000 of three specialty retail centers, Tucson Place, Canton Centre Mall and Gallery at MetroTech which resulted in a decrease in revenue of $2,717,000 and $3,003,000 for pro-rata consolidation and full consolidation, respectively. The balance of the increase in revenues in the Commercial Group of approximately $3,800,000 under pro-rata and $8,000,000 under full consolidation was generally due to overall improved results of mature properties.

Under the pro-rata consolidation method, revenues for the Commercial Group increased $19,255,000 or 8.2% in the first half of 2001 over the first half of 2000. Under full consolidation, revenues increased $35,861,000 or 14.9% in the first half of 2001 over the first half of 2000. The increase is primarily the result of openings of new properties during 2000 as noted in the table above. In the first half of 2001, the construction of Twelve MetroTech Center resulted in an increase in net revenue of $2,526,000 and $4,210,000 under pro-rata and full consolidation, respectively. An additional increase was noted for a lease termination settlement in the first half of 2001 of $2,625,000 and $3,500,000 for pro-rata and full consolidation, respectively compared to a claim settlement in the first half of 2000 of $604,000 and $863,000 for pro-rata and full consolidation, respectively. These increases were partially offset by a net decrease in land sales of $7,386,000 and $10,949,000 under pro-rata and full consolidation, respectively. These increases were further offset by dispositions in 2000 of three specialty retail centers, Tucson Place, Canton Centre Mall and Gallery at MetroTech which resulted in a decrease in revenue of $5,437,000 and $3,457,000 for pro-rata consolidation and full consolidation, respectively. The balance of the increase in revenues in the Commercial Group of approximately $9,000,000 under pro-rata consolidation and $10,000,000 under full consolidation was generally due to overall improved results of mature properties.

Operating and Interest Expenses — During the second quarter of 2001, operating expenses for the Commercial Group increased $1,191,000 or 1.7% over the same period of the prior year under pro-rata consolidation. Under full consolidation during the second quarter of 2001, operating expenses increased $6,619,000 or 9.5% over the same period of the prior year. The increase in operating expenses was attributable primarily to costs associated with the openings of new properties during 2000 as noted in the table above. These increases were partially offset by $1,184,000 for pro-rata consolidation and $1,333,000 for full consolidation for the dispositions of Tucson Place, Canton Centre Mall and Gallery at MetroTech. Additional decreases were noted in connection with lower land sales in the second quarter of 2001 compared to the same period of the prior year of $6,453,000 and $9,572,000 under pro-rata and full consolidation, respectively. Additionally, there were no project write-offs in the second quarter of 2001 compared to an adjustment to the reserve for project write-offs of $2,000,000 during the second quarter of 2000 under both pro-rata and full consolidation. The balance of the increase was generally due to increased operating costs at mature properties.

Interest expense, under the pro-rata consolidation method decreased during the second quarter of 2001 for the Commercial Group by $1,760,000 or 5.8% from the prior year primarily as a result of assets that were sold during fiscal 2000. Under the full consolidation method, interest expense for the Commercial Group increased by $23,000 or 0.1% over the prior year.

During the first half of 2001, operating expenses for the Commercial Group increased $9,678,000 or 7.9% over the same period of the prior year under pro-rata consolidation. Under full consolidation during the first half of 2001, operating expenses increased $20,108,000 or 16.8% over the same period of the prior year. The increase in operating expenses was attributable primarily to costs associated with the openings of new properties during 2000 as noted in the table above. These increases were partially offset by $2,232,000 for pro-rata consolidation and $2,709,000 for full consolidation for the dispositions of Tucson Place, Canton Centre Mall and Gallery at MetroTech. Additional decreases were noted in connection with lower land sales in the first half of 2001 compared to the same period of the prior year of $7,218,000 and $9,759,000 under pro-rata and full consolidation, respectively. Additionally, there were no project write-offs in the first half of 2001 compared to an adjustment to the reserve for project write-offs of $2,000,000 during the first half of 2000 under both pro-rata and full consolidation. The balance of the increase was generally due to increased operating costs at mature properties.

Interest expense, under the pro-rata consolidation method decreased during the first half of 2001 for the Commercial Group by $530,000 or 0.9% from the prior year. The decrease under pro-rata consolidation is primarily the result of assets that were sold during fiscal 2000. Under the full consolidation method, interest expense for the Commercial Group increased by $4,273,000 or 7.5% over the prior year. The increase under full consolidation is primarily attributable to the 2000 additions to the Commercial Group Portfolio as noted in the table above offset in part by asset disposals during fiscal 2000.

Residential Group

The following table presents the significant changes in revenue and operating expense incurred by the Residential Group for newly opened or acquired properties for the three months ended July 31, 2001 compared to the same period in the prior year (dollars in thousands):

		Quarter					Full
		Opened/			Full	Pro-Rata	Consolidation
		Acquired	No.of	Pro-Rata	Consolidation	Operating	Operating
Property	Location	in 2000	Units	Revenues	Revenues	Expenses	Expenses

Consolidated

Mount Vernon Square	Alexandria, VA	Q2	1,387	$2,571	$224	$883	$66

Forest Trace	Lauderhill, FL	Q3	324	2,972	2,972	1,794	1,794

Chestnut Grove	Plainview, NY	Q3	79	749	936	591	739

Westfield Court	Stamford, CT	Q4	167	1,350	1,688	941	1,176

Unconsolidated

Classic Residence By Hyatt	Yonkers, NY	Q3	310	535	(667)	639	N/A

Mayfair at Great Neck	Great Neck, NY	Q3	144	598	(71)	414	N/A

Mayfair at Glen Cove	Long Island, NY	Q3	79	374	78	151	N/A

Total				$9,149	$5,160	$5,413	$3,775

N/A – not applicable – property recorded under equity method of accounting.

The following table presents the significant changes in revenue and operating expense incurred by the Residential Group for newly opened or acquired properties for the six months ended July 31, 2001 compared to the same period in the prior year (dollars in thousands):

		Quarter					Full
		Opened/			Full	Pro-Rata	Consolidation
		Acquired	No.of	Pro-Rata	Consolidation	Operating	Operating
Property	Location	in 2000	Units	Revenues	Revenues	Expenses	Expenses

Consolidated

Mount Vernon Square	Alexandria, VA	Q2	1,387	$6,090	$550	$2,045	$135

Forest Trace	Lauderhill, FL	Q3	324	5,910	5,910	3,585	3,585

Chestnut Grove	Plainview, NY	Q3	79	1,449	1,812	1,107	1,383

Westfield Court	Stamford, CT	Q4	167	2,734	3,417	2,018	2,522

Unconsolidated

Classic Residence By Hyatt	Yonkers, NY	Q3	310	912	(1,590)	1,325	N/A

Mayfair at Great Neck	Great Neck, NY	Q3	144	1,150	(199)	789	N/A

Mayfair at Glen Cove	Long Island, NY	Q3	79	758	104	365	N/A

Total				$19,003	$10,004	$11,234	$7,625

N/A – not applicable – property recorded under equity method of accounting.

Revenues — Revenues for the Residential Group increased by $11,828,000, or 32.1% for the second quarter of 2001, under pro-rata consolidation, over the same period in the prior year. Under full consolidation, revenues for the Residential Group increased by $11,652,000 or 38.8% for the second quarter of 2001 over the same period in the prior year. These increases were primarily the result of the acquisitions made and properties opened during fiscal 2000 as noted in the table above. Additionally, a gain on the disposition of Chapel Hill Towers, a 402-unit mid-rise apartment complex in Akron, Ohio of $5,033,000 was recognized in income from unconsolidated subsidiaries under full consolidation. Additional increases were noted under both pro-rata and full consolidation of $793,000 for Grand, a 546-unit luxury high-rise community in North Bethesda, Maryland. The remaining increases in revenue of approximately $1,900,000 under pro-rata and $700,000 under full consolidation were generally due to overall improved results of mature properties.

Revenues for the Residential Group increased by $24,092,000, or 32.7% for the first half of 2001, under pro-rata consolidation, over the same period in the prior year. Under full consolidation, revenues for the Residential Group increased by $18,119,000 or 30.1% for the first half of 2001 over the same period in the prior year. These increases were primarily the result of the acquisitions made and properties opened during fiscal 2000 as noted in the table above. Additionally, a gain on the disposition of Chapel Hill Towers of $5,033,000 was recognized in income from unconsolidated subsidiaries under full consolidation. Additional increases were noted under both pro-rata and full consolidation of $1,391,000 for Enclave, a 637-unit community in San Jose, California and $1,538,000 for Grand. These increases are offset by $720,000 under both pro-rata and full consolidation for the disposition in the first quarter of 2000 of Studio Colony, a 450-unit apartment complex in Los Angeles, California. The remaining increases in revenue of approximately $2,900,000 under pro-rata and $900,000 under full consolidation was generally due to overall improved results of mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group increased during the second quarter of 2001 compared to the same period in the prior year. This increase is primarily due to a one-time reduction in the reserve for the collection of a note receivable in the second quarter of 2000 from Millender Center of $10,275,000 under both pro-rata and full consolidation. Excluding the effects of the reduction in the reserve for the note receivable from Millender Center, operating expenses in the second quarter of 2001 increased $6,233,000 or 33.6% under pro-rata and $4,056,000 or 31.3% under full consolidation over the same period of the prior year. This increase is primarily the result of acquisitions made and properties opened during fiscal 2000 as noted in the table above. The balances of the increases were generally due to increased operating costs of mature properties.

Under the pro-rata consolidation method, interest expense for the second quarter of 2001 increased by $3,690,000 or 55.9%, over the same period in the prior year. Under the full consolidation method interest expense increased by $2,002,000 or 48.6% for the second quarter of 2001 over the same period in the prior year. The increase in interest expense is primarily the result of acquisitions and openings of new properties.

Operating expenses for the Residential Group increased during the first half of 2001 compared to the same period in the prior year. This increase is primarily due to a one-time reduction in the reserve for the collection of a note receivable in the first half of 2000 from Millender Center of $10,775,000 under both pro-rata and full consolidation. Excluding the effects of the reduction in the reserve for the note receivable from Millender Center, operating expenses in the first half of 2001 increased $13,070,000 or 37.2% under pro-rata and $7,895,000 or 32.5% under full consolidation over the same period of the prior year. This increase is primarily the result of acquisitions made and properties opened during fiscal

2000 as noted in the table above. These increases were offset by the disposition in the first quarter of 2000 of Studio Colony ($436,000) under both pro-rata and full consolidation. The balances of the increase under pro-rata consolidation was generally due to increased operating costs of mature properties.

Under the pro-rata consolidation method, interest expense for the first half of 2001 increased by $8,203,000 or 65.0%, over the same period in the prior year. Under the full consolidation method interest expense increased by $4,237,000 or 51.6% for the second quarter of 2001 over the same period in the prior year. The increase in interest expense is primarily the result of acquisitions and openings of new properties.

Land Group
Revenues – Beginning in 2000, the Central Station project in Chicago, Illinois and the Stapleton project in Denver, Colorado, which were previously reported in the Commercial Group, are now being reported in the Land Group. Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings.

Revenues for the Land Group increased by $3,442,000 in the second quarter of 2001 compared to the same period in the prior year under pro-rata consolidation. This increase is primarily due to the addition of revenues from Stapleton ($1,381,000) and increases in revenues from Central Station ($4,651,000) compared to the second quarter of 2000. These increases were partially offset by a decrease in revenue from Seven Hills, in Henderson, Nevada ($1,460,000), Solon Estates in Solon, Ohio ($248,000), Westwood Lakes in Tampa, Florida ($272,000) and Canterberry Crossing in Parker, Colorado ($345,000).

Revenues for the Land Group increased by $5,101,000 in the second quarter of 2001 compared to the second quarter of 2000 under the full consolidation method. This increase is primarily due to the addition of revenues from Stapleton ($1,472,000), increases in revenues from Central Station ($3,996,000) and increases in management fees relating to Woodgate Farms in Olmsted Township, Ohio ($198,000). These increases were partially offset by decreases from Solon Estates ($248,000) and Westwood Lakes ($272,000).

Revenues for the Land Group increased by $1,202,000 in the first half of 2001 compared to the same period in the prior year under pro-rata consolidation. This increase is primarily due to the addition of revenues from Stapleton ($1,381,000) and an increase in revenues from Central Station ($4,671,000) compared to the second quarter of 2000. These increases were partially offset by a decrease in revenue from Seven Hills ($1,104,000), Solon Estates ($375,000), Westwood Lakes ($1,754,000), Canterberry Crossing ($1,043,000), Upland Glen in Sheffield Lake, Ohio ($347,000), Spring Hill in Macedonia, Ohio ($133,000) and Creawood Forest in Waite Hill, Ohio ($93,000).

Revenues for the Land Group increased by $4,963,000 in the first half of 2001 compared to the same period in the prior year under the full consolidation method. This increase is primarily due to the addition of revenues from Stapleton ($1,472,000) and the increase in revenues from Central Station ($3,996,000) and an increase in equity in unconsolidated entities ($2,503,000) primarily from Seven Hills. These increases were partially offset by decreases from Solon Estates ($375,050), Westwood Lakes ($1,754,000) and fee revenue earned on management services provided by the Company ($886,000).

Operating and Interest Expenses – The fluctuation in Land Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses decreased by $145,000 in the second quarter of 2001 compared to the same period in the prior year under the pro-rata consolidation method. This decrease is primarily due to a decrease in costs relating to lower land sales at Westwood Lakes ($174,000), Canterberry Crossing ($238,000), and Seven Hills ($2,236,000). These decreases are partially offset by increases for Stapleton ($1,356,000) and Central Station ($1,095,000). The remaining decrease resulted from projects that have entered later stages of development and are thus generating a lower level of costs from the prior year.

Operating expenses increased by $1,285,000 in the second quarter of 2001 compared to the same period in the prior year under the full consolidation method. This increase is due to an increase in costs at Stapleton ($1,495,000) and Central Station ($421,000). This increase is partially offset by a decrease in costs of sales relating to lower land sales at Westwood Lakes ($173,000), Solon Estates ($172,000) and River Oaks ($123,000). The remaining decrease of $163,000 is due to projects that have entered later stages of development and are thus generating a lower level of costs from the prior year.

Interest expense decreased in the second quarter of 2001 compared to the same period in the prior year by $981,000 and $705,000 under the pro-rata consolidation and full consolidation methods, respectively. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Group.

Operating expenses decreased by $4,081,000 in the first half of 2001 compared to the same period in the prior year under the pro-rata consolidation method. This decrease is primarily due to a decrease in costs relating to lower land sales at Westwood Lakes ($1,302,000), Canterberry Crossing ($834,000), Solon Estates ($247,000), Upland Glen ($314,000) and at Seven Hills ($3,564,000). These decreases were partially offset by increases at Stapleton ($1,356,000) and Central Station ($1,098,000).

Operating expenses decreased by $405,000 in first half of 2001 compared to the same period in the prior year under the full consolidation method. This decrease is due to a decrease in costs relating to lower land sales at Westwood Lakes of ($1,302,000) and Solon Estates ($246,000). This decrease is partially offset by increases in expenses for Stapleton ($1,495,000) and Central Station ($424,000).

Interest expense decreased in the first half of 2001 compared to the same period in the prior year by $1,444,000 and $1,312,000 under the pro-rata consolidation and full consolidation methods, respectively. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Group.

Lumber Trading Group
Revenues - Revenues for the Lumber Trading Group increased by $9,826,000 in the second quarter of 2001 compared to the same period in the prior year. Revenues for the Lumber Trading Group increased by $7,988,000 in the first half of 2001 compared to the same period in the prior year. The increases are due to significantly increased lumber trading margins that resulted from improved market conditions.

Operating and Interest Expenses — Operating expenses for the Lumber Trading Group increased by $7,108,000 in the second quarter of 2001 compared to the same period in the prior year. Operating expenses for the Lumber Trading Group increased by $5,619,000 in the first half of 2001 compared to the same period in the prior year. These increases are primarily due to increased variable expenses, principally traders' commissions, due to increased lumber trading margins compared to 2000. Interest expense decreased by $784,000 in the second quarter of 2001 compared to the same period in the prior year, and decreased $1,353,000 in the first half of 2001 compared to the same period in the prior year. This decrease is due to a reduction in both the amount of borrowing levels and interest rates.

Corporate Activities
Revenues — Corporate Activities’ revenues decreased $117,000 in the second quarter of 2001, and $163,000 in the first half of 2001 compared to the same periods in the prior year. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by the Company and vary from year to year depending on interest rates and the amounts of loans outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities increased $599,000 in the second quarter of 2001 and $1,570,000 in the first half of 2001 compared to the same periods in the prior year. This increase represents an increase in general corporate expenses. Interest expense decreased $354,000 in the second quarter of 2001, and $55,000 in the first half of 2001 compared to the same periods in the prior year. Corporate Activities’ interest expense consists primarily of interest expense on the Company's 8.50% Senior Notes and the portion of borrowings under the revolving credit agreement that has not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Other Transactions
Gain on Disposition of Operating Properties and Other Investments

During the six months ended July 31, 2001, the Company recorded a net gain on disposition of operating properties and other investments totaling $1,263,000 or $764,000 net of estimated taxes. The Company recognized a gain on the disposition of Bowling Green Mall, located in Bowling Green, Kentucky, of $1,892,000 structured as a tax-deferred exchange and a loss on other investments of $629,000. Additionally, during the first half of 2001 under pro-rata consolidation, the Company recognized a gain on the disposition of Chapel Hill Towers, a mid-rise apartment complex in Akron, Ohio, of $5,033,000 or $3,042,000, net of tax.

During the six months ended July 31, 2000, the Company recorded gains on the disposition of operating properties and other investments totaling $54,946,000 or $33,304,000 net of estimated taxes. The Company recognized gains on dispositions of two apartment communities in California, $26,251,000 for Studio Colony and $578,000 for Highlands, and the disposition of Tucson Place, a specialty retail center in Tucson, Arizona for $8,599,000. The Studio Colony disposition was structured as a tax-deferred exchange. The Company also recognized non-recurring gains totaling $19,518,000 from the sale of available-for-sale equity securities.

Extraordinary Gain – The extraordinary gain, net of tax, of $637,000 ($1,054,000 pre-tax) recorded in the first quarter of 2001 represents the impact of early extinguishment of nonrecourse debt related to Enclave, a residential property located in San Jose, California.

Cumulative Effect of a Change in Accounting Principle – On February 1, 2001, the Company recorded a cumulative effect of a change in accounting principle of ($1,202,000), net of tax, representing a one-time transition adjustment related to the Company’s adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Income Taxes — Income tax expense (benefit) for the second quarter of 2001 and 2000 totaled $9,337,000 and $(5,986,000), respectively. Income tax expense for the first half of 2001 and 2000 totaled $15,337,000 and $10,690,000, respectively. Included in the tax expense (benefit) recorded in 2000 is a reversal of a portion of a deferred tax liability recorded in 1994 relating to the cancellation of debt income of Park Labrea Towers, a residential property which was sold that same year. The Company reversed a portion of this deferred tax liability and recognized a deferred tax benefit of $22,587,000 and $23,589,000 for the second quarter and the first half of fiscal 2000, respectively.

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

EBDT — Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) is defined as net earnings before extraordinary gain, excluding the following items i) gain (loss) on disposition of operating properties and other investments, (net of tax); ii) beginning in the year ended January 31, 2001, the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City, for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate; and v) cumulative effect of change in accounting principles, net of tax. The provision for decline in real estate is excluded from EBDT because it is a non-cash item that varies from year to year based on factors unrelated to the Company’s overall financial performance. The Company excludes gain (loss) on the disposition of operating properties and other investments from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of operating properties and other investments, other than commercial land and airrights or land held by the Land Group, as nonrecurring items. Extraordinary items are generally the result of early extinguishment and restructuring of nonrecourse debt obligations and are not considered to be a component of the Company’s operating results. The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are non-cash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are non-cash items. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies.

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

Revolving Credit Facility — At July 31, 2001, the Company had $204,000,000 outstanding under its revolving credit facility. The Company’s revolving credit facility matures March 31, 2003, unless extended, and allows for up to a combined amount of $30,000,000 in outstanding letters of credit or surety bonds ($10,652,000 and $9,675,000, respectively, at July 31, 2001). The outstanding letters of credit reduce the credit available to the Company. Annually, within 60 days of January 31, the revolving credit facility may be extended by unanimous consent of the participating banks. At its maturity date, the outstanding revolving credit loans, if any, may be converted by the Company to a four-year term loan. At July 31, 2001, the revolving credit line was $255,000,000. The revolving credit available is reduced quarterly by $2,500,000.

The revolving credit facility provides, among other things, for: 1) interest rates of 2.125% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined); and 3) restriction on dividend payments and stock repurchases.

To protect against variable interest rates on the revolving credit facility, the Company has purchased LIBOR interest rate caps at an average rate of 6.86% for 2001 and 7.75% for 2002 at notional amounts of $126,248,000 and $54,161,000, respectively, and LIBOR swaps at an average rate of 4.38% for 2001 and 2002 at notional amounts of $100,000,000 and $75,000,000, respectively.

Lumber Trading Group — The Lumber Trading Group is financed separately from the rest of the Company’s strategic business units. The financing obligations of Lumber Trading Group are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings

The Company is actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2001 and 2002, generally pursuing long-term fixed-rate debt. During the six months ended July 31, 2001, the Company completed the following financings:

	Full	Pro-Rata
Purpose of Financing	Consolidation	Consolidation

	(in thousands)
Acquisitions	$1,740	$3,746

Refinancing	46,300	58,170

Loan extension	42,088	42,007

New development projects	146,650	225,877

	$236,778	$329,800

Reduction of mortgage debt due to property dispositions	$—	$6,425

Interest Rate Exposure

At July 31, 2001, the composition of nonrecourse mortgage debt was as follows:

				Plus
			Less	Unconsolidated
	Full		Minority	Investments	Pro-Rata
	Consolidation	Rate (1)	Interest	at Pro-Rata	Consolidation	Rate (1)

	(dollars in thousands)
Fixed	$1,725,072	7.54%	$320,797	$472,028	$1,876,303	7.59%

Variable

Taxable (2)	652,040	6.57%	131,523	193,407	713,924	6.42%

Tax-Exempt	54,150	4.02%	5,638	63,976	112,488	3.79%

UDAG	68,565	1.62%	10,487	11,862	69,940	2.66%

	$2,499,827	7.04%	$468,445	$741,273	$2,772,655	7.01%

(1)	The weighted average interest rates shown above include both the base index and the lender margin.

(2)	The $652,040 at full consolidation and $713,924 at pro-rata consolidation of taxable variable rate debt is protected with LIBOR swaps and caps as described below. These LIBOR-based hedges protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2002.

Debt related to projects under development at July 31, 2001 is as follows:

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)
Variable	$116,184	$21,090	$98,935	$194,029

Fixed	40,435	243	1,177	1,369

Total	$156,619	$21,333	$100,112	$235,398

Commitment

From lenders	$342,365	$45,741	$172,695	$469,319

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

The Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for its nonrecourse mortgage debt portfolio as follows:

	Full Consolidation

	Caps		Swaps

		Average		Average
Coverage	Amount	Rate	Amount	Rate

(dollars in thousands)
08/01/01 - 02/01/02	$588,161	7.11%	$333,572	4.21%

02/01/02 - 02/01/03	524,755	7.65%	170,837	4.38%

02/01/03 - 02/01/04	348,400	7.72%

02/01/04 - 02/01/05	168,400	8.00%

02/01/05 - 02/01/06	133,900	8.00%

	Pro-Rata Consolidation

	Caps		Swaps

		Average		Average
Coverage	Amount	Rate	Amount	Rate

(dollars in thousands)
08/01/01 - 02/01/02	$609,027	7.02%	$332,388	4.26%

02/01/02 - 02/01/03	562,061	7.76%	180,157	4.46%

02/01/03 - 02/01/04	368,000	7.86%

02/01/04 - 02/01/05	263,638	8.00%

02/01/05 - 02/01/06	155,600	8.00%

The interest rate hedges highlighted in the previous tables were purchased to mitigate short-term variable interest rate risk. The Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options as follows:

		Full Consolidation		Pro-Rata Consolidation

			Weighted		Weighted
			Average		Average
Coverage	Term	Amount	Rate	Amount	Rate

(dollars in thousands)
2001	10 years	$68,500	7.00%	$47,950	7.00%

2002	10 years	321,800	6.92%	210,262	6.93%

The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged only 3.61% and has never exceeded 7.90%.

At July 31, 2001, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company’s taxable variable-rate debt by approximately $3,900,000. This effect is mitigated by the $349,013,000 of interest rate swaps in place as of July 31, 2001. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would increase the annual pre-tax interest cost of the Company’s tax-exempt variable-rate debt by approximately $3,200,000. The amounts reflected above include properties accounted for under the equity method.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with two revolving lines of credit and an asset securitization facility.

At July 31, 2001, Lumber Trading Group’s two revolving lines of credit totaled $86,000,000, expiring June 30, 2002. These credit lines are secured by the assets of the Lumber Trading Group and are used to finance its working capital needs. At July 31, 2001, $1,664,000 was outstanding under these revolving lines of credit.

In July 1999, the Lumber Trading Group entered into a three-year agreement (The “Agreement”) under which it is selling an undivided interest in a pool of receivables up to a maximum of $102,000,000 to a large financial institution (the “Financial Institution”). The agreement expires in July 2002. Sales under the agreement are nonrecourse to the Company. The Company bears no risk regarding the collectability of the accounts receivable once sold and cannot modify the pool of receivables. At July 31, 2001 and 2000, the financial institution held an interest of $50,000,000 and $72,000,000, respectively, in the pool of receivables. Sales of accounts receivable have averaged $52,000,000 and $70,000,000 per month during the six months ended July 31, 2001 and 2000, respectively.

These credit facilities are without recourse to the Company. The Company believes that the amounts available under these credit facilities will be sufficient to meet the Lumber Trading Group’s liquidity needs.

Cash Flows — Pro-rata Consolidation

Net cash provided by operating activities was $22,688,000 for the first half of 2001 compared to $59,098,000 for the first half of 2000. The decrease in net cash provided by operating activities is the result of a decrease in rents and other revenues received of $22,821,000 primarily due to an increase in notes and accounts receivable in Lumber Trading Group, a reduction in proceeds from land sales of $5,199,000, an increase of $15,828,000 in operating expenditures and an increase in interest paid of $6,987,000. These decreases were partially offset by a decrease in land development expenditures of $14,425,000 primarily from an increase in accounts payable in the Land Group.

Net cash used in investing activities was $211,547,000 for the first half of 2001 compared to $159,305,000 for the first half of 2000. Capital expenditures, other than development and acquisition activities, totaled $34,834,000 and $21,622,000 (including both recurring and investment capital expenditures) for the first half of 2001 and 2000, respectively, and were financed with cash provided from operating activities and cash on hand at the beginning of the year. The Company invested $192,624,000 and $276,223,000 in acquisition and development of real estate projects in the first half of 2001 and 2000, respectively. These expenditures were financed with approximately $157,000,000 and $156,000,000 in new nonrecourse mortgage indebtedness incurred in the first half of 2001 and 2000, respectively, borrowings on the revolving credit facility, and the reduction of $6,790,000 and $7,271,000 in investment and advances to real estate affiliates in the first half of 2001 and 2000, respectively. During the first half of 2001, the Company collected $9,121,000 from the sale of Bowling Green Mall, a specialty retail center, and Chapel Hill Towers, a residential apartment property . During the first half of 2000, the Company collected $131,269,000 in proceeds from dispositions of two residential apartment properties, Studio Colony and Highlands, one specialty retail center, Tucson Place, and the sale of available-for-sale equity securities all of which were partially used to reduce total mortgage debt by $89,300,000 (see “Mortgage Financings”).

Net cash provided by financing activities totaled $156,357,000 in the first half of 2001 and $49,878,000 in the first half of 2000. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Financings” and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the first half of 2001 also reflected a net increase in notes payable of $19,497,000 primarily relating to an advance of $20,000,000 from the sale of Tucson Mall, an increase in restricted cash of $22,561,000 primarily related to excess bond financing proceeds held in escrow for future development costs of Foley Square, a residential project in Manhattan, New York, an increase in book overdrafts (representing checks issued but not yet paid) of $4,269,000, payment of deferred financing costs of $5,981,000, exercise of stock options of $3,514,000 and payment of dividends of $3,618,000. Net cash provided by financing activities for the first half of 2000 also reflected a decrease in book overdrafts of $25,121,000 and a decrease in restricted cash of $10,483,000 primarily from the release of the collateral deposit held for the acquisition of Mount Vernon Square. Additionally, net cash used in financing was a result of a net decrease of $28,730,000 in notes payable (primarily in the Lumber Trading Group), payment of deferred financing costs of $8,461,000 and payment of $3,304,000 of dividends.

Cash Flows – Full Consolidation

Net cash provided by operating activities was $42,092,000 for the first half of 2001 and $47,008,000 for the first half of 2000. The decrease in net cash provided by operating activities is the result of an increase of $9,969,000 in interest paid, an increase in operating expenditures of $10,830,000 primarily from a decrease in accounts payable in Lumber Trading Group, and a reduction in proceeds from land sales of $3,532,000. These decreases were partially offset by an increase in rents and other revenues received of $5,354,000, an increase in cash distributions from operations of unconsolidated entities of $6,548,000 and a decrease of $7,513,000 in land development expenditures.

Net cash used in investing activities was $178,233,000 for the first half of 2001 and $176,027,000 for the first half of 2000. Capital expenditures totaled $162,953,000 and $299,591,000 in the first half of 2001 and 2000, respectively, and were financed with cash provided from operating activities, approximately $146,000,000 and $223,000,000 in new nonrecourse mortgage indebtedness incurred in the first half of 2001 and 2000, respectively, borrowings under the revolving credit facility and cash on hand at the beginning of the year. During the first half of 2001, the Company collected $2,693,000 from the sale of Bowling Green Mall and invested $17,973,000 in investments in and advances to real estate affiliates. During the first half of 2000, $129,439,000 was collected in proceeds from dispositions of two residential apartment properties, Studio Colony and Highlands, one specialty retail center, Tucson Place, and the sale of available-for-sale equity securities all of which were partially used to reduce total mortgage debt by $89,300,000 (see “Mortgage Financings”) and invested $5,875,000 in investments in and advances to real estate affiliates.

Net cash provided by financing activities totaled $103,273,000 in the first half of 2001 and $86,137,000 in the first half of 2000. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Financings” and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the first half of 2001 also reflected a net increase in notes payable of $23,268,000 primarily relating to an advance of $20,000,000 from the sale of Tucson Mall, exercise of stock options of $3,514,000, an increase in restricted cash of $4,164,000 primarily related to Stapleton, an increase in book overdrafts of $4,272,000 (representing checks issued but not yet paid), payment of deferred financing costs of $5,188,000, payment of $3,618,000 of dividends and an increase of $10,776,000 in minority interest. Net cash provided by financing activities for the first half of 2000 also reflected a decrease in notes payable of $19,926,000 primarily relating a decrease in net borrowings under Lumber Trading Group’s lines of credit, a decrease in restricted cash of $11,600,000 primarily as a result of the establishment of an escrow account for the proceeds from the disposition of Studio Colony which was structured as a tax-deferred exchange, a decrease in book overdrafts of $25,244,000, payment of deferred financing costs of $14,166,000, payment of $3,004,000 of dividends and an increase in minority interest of $13,605,000.

INCREASED DIVIDENDS

The first 2001 quarterly dividend of $.06 per share on shares of both Class A and Class B Common Stock was declared on March 9, 2001 and was paid on June 15, 2001 to shareholders of record at the close of business on June 1, 2001. The second 2001 quarterly dividend of $.07 (representing a 17% increase over the previous quarter’s dividend) per share on shares of both Class A and Class B Common Stock was declared on June 6, 2001 and will be paid on September 19, 2001 to shareholders of record at the close of business on September 4, 2001.

LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business. The Company’s General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the Company.

RECENT DEVELOPMENTS

In August 2001, the Company announced the disposition of its 67.5% tenant-in-common interest in Tucson Mall, in Tucson, Arizona, for $121,500,000 structured as a tax-deferred exchange. The Company developed the mall in 1982 and expanded it in 1991. This $1.3 million square-foot regional mall sold for a total purchase price of $180,000,000. This transaction resulted in an after tax gain of $51,000,000 and generated gross cash proceeds of $73,000,000.

NEW ACCOUNTING STANDARDS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain firm commitments and liabilities or on future cash flows. On February 1, 2001, the Company adopted SFAS No. 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. On February 1, 2001, the after-tax impact, net of minority interest, of the transition amounts of the derivative instruments resulted in a reduction of net income and other comprehensive income of approximately $1,200,000 and $7,800,000, respectively. The transition adjustments are presented as cumulative effect adjustments, as described in (APB) Opinion No. 20, Accounting Changes, in the 2001 consolidated financial statements. The transition amounts were determined based on the interpretive guidance issued by the FASB to date. The FASB continues to issue interpretive guidance that could require changes in the Company’s application of the standard and adjustments to the transition amounts. SFAS No. 133 may increase or decrease reported net income and shareholder’s equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on statements of cash flows.

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

FOREST CITY ENTERPRISES, INC.

Earnings Before Depreciation, Amortization and Deferred Taxes
For the Second Quarter Ended July 31, 2001
(in thousands)

	Commercial Group 2001				Residential Group 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$147,703	$30,521	$18,573	$135,755	$38,928	$1,393	$10,984	$48,519

Exclude straight-line rent adjustment	(2,179)	—	—	(2,179)	—	—	—	—

Add back equity method depreciation expense	2,341	—	(2,341)	—	2,717	—	(2,610)	107

Adjusted revenues	147,865	30,521	16,232	133,576	41,645	1,393	8,374	48,626

Operating expenses, including depreciation and amortization for non-real estate Groups	77,865	17,100	10,890	71,655	16,999	1,161	8,919	24,757

Exclude straight-line rent adjustment	(1,243)	—	—	(1,243)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	76,622	17,100	10,890	70,412	16,999	1,161	8,919	24,757

Gain on disposition recorded on equity method	—	—	—	—	5,033	—	(5,033)	—

Minority interest in earnings before depreciation and amortization	5,642	5,642	—	—	(90)	(90)	—	—

Interest expense	31,012	7,779	5,342	28,575	6,120	322	4,488	10,286

Income tax provision	2,825	—	—	2,825	2,976	—	—	2,976

	116,101	30,521	16,232	101,812	31,038	1,393	8,374	38,019

Earnings before depreciation, amortization and deferred taxes (EBDT)	$31,764	$—	$—	$31,764	$10,607	$—	$—	$10,607

	Land Group 2001				Lumber Trading Group 2001

Revenues	$7,550	$91	$4,907	$12,366	$36,016	$—	$—	$36,016

Operating expenses, including depreciation and amortization for non-real estate Groups	3,478	138	4,559	7,899	31,960	—	—	31,960

Minority interest in earnings before depreciation and amortization	(47)	(47)	—	—	—	—	—	—

Interest expense	66	—	348	414	918	—	—	918

Income tax provision	1,524	—	—	1,524	1,172	—	—	1,172

	5,021	91	4,907	9,837	34,050	—	—	34,050

Earnings before depreciation, amortization and deferred taxes (EBDT)	$2,529	$—	$—	$2,529	$1,966	$—	$—	$1,966

	Corporate Activities 2001				Total 2001

Revenues	$66	$—	$—	$66	$230,263	$32,005	$34,464	$232,722

Exclude straight-line rent adjustment	—	—	—	—	(2,179)	—	—	(2,179)

Add back equity method depreciation expense	—	—	—	—	5,058	—	(4,951)	107

Adjusted revenues	66	—	—	66	233,142	32,005	29,513	230,650

Operating expenses, including depreciation and amortization for non-real estate Groups	4,623	—	—	4,623	134,925	18,399	24,368	140,894

Exclude straight-line rent adjustment	—	—	—	—	(1,243)	—	—	(1,243)

Operating expenses excluding straight-line rent adjustment	4,623	—	—	4,623	133,682	18,399	24,368	139,651

Gain disposition recorded on equity method	—	—	—	—	5,033	—	(5,033)	—

Minority interest in earnings before depreciation and amortization	—	—	—	—	5,505	5,505	—	—

Interest expense	7,658	—	—	7,658	45,774	8,101	10,178	47,851

Income tax (benefit) provision	(2,358)	—	—	(2,358)	6,139	—	—	6,139

	9,923	—	—	9,923	196,133	32,005	29,513	193,641

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(9,857)	$—	$—	$(9,857)	$37,009	$—	$—	$37,009

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$37,009	$—	$—	$37,009

Depreciation and amortization — Real Estate Groups					(23,978)	—	—	(23,978)

Deferred taxes — Real Estate Groups					(1,352)	—	—	(1,352)

Straight-line rent adjustment					936	—	—	936

Gain (loss) on disposition of operating properties and other investments, net of tax					(185)	—	3,042	2,857

Gain on disposition reported on equity method					3,042	—	(3,042)	—

Net earnings					$15,472	$—	$—	$15,472

FOREST CITY ENTERPRISES, INC.

Earnings Before Depreciation, Amortization and Deferred Taxes
For the Six Months Ended July, 2001
(in thousands)

	Commercial Group 2001				Residential Group 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$276,804	$57,702	$40,557	$259,659	$73,414	$2,776	$26,810	$97,448

Exclude straight-line rent adjustment	(5,486)	—	—	(5,486)	—	—	—	—

Add back equity method depreciation expense	5,310	—	(5,310)	—	4,935	—	(4,629)	306

Adjusted revenues	276,628	57,702	35,247	254,173	78,349	2,776	22,181	97,754

Operating expenses, including depreciation and amortization for non-real estate Groups	142,549	30,410	22,884	135,023	32,197	2,140	18,182	48,239

Exclude straight-line rent adjustment	(2,501)	—	—	(2,501)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	140,048	30,410	22,884	132,522	32,197	2,140	18,182	48,239

Gain on disposition recorded on equity method	—	—	—	—	5,033	—	(5,033)	—

Minority interest in earnings before depreciation and amortization	10,105	10,105	—	—	(18)	(18)	—	—

Interest expense	61,157	17,187	12,363	56,333	12,451	654	9,032	20,829

Income tax provision	5,791	—	—	5,791	5,599	—	—	5,599

	217,101	57,702	35,247	194,646	55,262	2,776	22,181	74,667

Earnings before depreciation, amortization and deferred taxes (EBDT)	$59,527	$—	$—	$59,527	$23,087	$—	$—	$23,087

	Land Group 2001				Lumber Trading Group 2001

Revenues	$9,636	$91	$10,228	$19,773	$61,929	$—	$—	$61,929

Operating expenses, including depreciation and amortization for non-real estate Groups	5,525	138	9,061	14,448	55,816	—	—	55,816

Minority interest in earnings before depreciation and amortization	(47)	(47)	—	—	—	—	—	—

Interest expense	215	—	1,167	1,382	1,924	—	—	1,924

Income tax provision	3,364	—	—	3,364	1,643	—	—	1,643

	9,057	91	10,228	19,194	59,383	—	—	59,383

Earnings before depreciation, amortization and deferred taxes (EBDT)	$579	$—	$—	$579	$2,546	$—	$—	$2,546

	Corporate Activities 2001				Total 2001

Revenues	$163	$—	$—	$163	$421,946	$60,569	$77,595	$438,972

Exclude straight-line rent adjustment	—	—	—	—	(5,486)	—	—	(5,486)

Add back equity method depreciation expense	—	—	—	—	10,245	—	(9,939)	306

Adjusted revenues	163	—	—	163	426,705	60,569	67,656	433,792

Operating expenses, including depreciation and amortization for non-real estate Groups	8,457	—	—	8,457	244,544	32,688	50,127	261,983

Exclude straight-line rent adjustment	—	—	—	—	(2,501)	—	—	(2,501)

Operating expenses excluding straight-line rent adjustment	8,457	—	—	8,457	242,043	32,688	50,127	259,482

Gain disposition recorded on equity method	—	—	—	—	5,033	—	(5,033)	—

Minority interest in earnings before depreciation and amortization	—	—	—	—	10,040	10,040	—	—

Interest expense	15,419	—	—	15,419	91,166	17,841	22,562	95,887

Income tax (benefit) provision	(8,387)	—	—	(8,387)	8,010	—	—	8,010

	15,489	—	—	15,489	356,292	60,569	67,656	363,379

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(15,326)	$—	$—	$(15,326)	$70,413	$—	$—	$70,413

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$70,413	$—	$—	$70,413

Depreciation and amortization — Real Estate Groups					(47,247)	—	—	(47,247)

Deferred taxes — Real Estate Groups					(4,838)	—	—	(4,838)

Straight-line rent adjustment					2,985	—	—	2,985

Gain on disposition of operating properties and other investments, net of tax					764	—	3,042	3,806

Gain on disposition reported on equity method					3,042	—	(3,042)	—

Extraordinary gain, net of tax					637	—	—	637
Cumulative effect of change in accounting principle, net of tax					(1,202)	—	—	(1,202)

Net earnings					$24,554	$—	$—	$24,554

FOREST CITY ENTERPRISES, INC.

Earnings Before Depreciation, Amortization and Deferred Taxes
For the Second Quarter Ended July 31, 2000
(in thousands)

	Commercial Group 2000				Residential Group 2000

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$133,061	$24,581	$20,566	$129,046	$28,380	$4,270	$12,688	$36,798
Exclude straight-line rent adjustment	(3,428)	—	—	(3,428)	—	—	—	—
Add back equity method depreciation expense	2,971	—	(2,971)	—	1,613	—	(1,613)	—

Adjusted revenues	132,604	24,581	17,595	125,618	29,993	4,270	11,075	36,798
Operating expenses, including depreciation and amortization for non-Real Estate Groups	70,580	12,909	12,127	69,798	2,668	1,601	7,182	8,249
Exclude straight-line rent adjustment	(577)	—	—	(577)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	70,003	12,909	12,127	69,221	2,668	1,601	7,182	8,249
Gain on disposition recorded on equity method	1,596	—	(1,596)	—	—	—	—	—
Minority interest in earnings before depreciation and amortization	3,954	3,954	—	—	1,254	1,254	—	—
Interest expense	30,989	7,718	7,064	30,335	4,118	1,415	3,893	6,596
Income tax provision	5,283	—	—	5,283	1,749	—	—	1,749

	111,825	24,581	17,595	104,839	9,789	4,270	11,075	16,594

Earnings before depreciation, amortization and deferred taxes (EBDT)	$20,779	$—	$—	$20,779	$20,204	$—	$—	$20,204

	Land Group 2000				Lumber Trading Group 2000

Revenues	$2,449	$—	$6,475	$8,924	$26,190	$—	$—	$26,190
Operating expenses, including depreciation and amortization for non-Real Estate Groups	2,193	—	5,851	8,044	24,852	—	—	24,852
Interest expense	771	—	624	1,395	1,702	—	—	1,702
Income tax (benefit) provision	(281)	—	—	(281)	(90)	—	—	(90)

	2,683	—	6,475	9,158	26,464	—	—	26,464

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(234)	$—	$—	$(234)	$(274)	$—	$—	$(274)

	Corporate Activities 2000				Total 2000

Revenues	$183	$—	$—	$183	$190,263	$28,851	$39,729	$201,141

Exclude straight-line rent adjustment	—	—	—	—	(3,428)	—	—	(3,428)
Add back equity method depreciation expense	—	—	—	—	4,584	—	(4,584)	—

Adjusted revenues	183	—	—	183	191,419	28,851	35,145	197,713

Operating expenses, Operating expenses, including depreciation and amortization for non-Real Estate Groups	4,024	—	—	4,024	104,317	14,510	25,160	114,967
Exclude straight-line rent adjustment	—	—	—	—	(577)	—	—	(577)

Operating expenses excluding straight-line rent adjustment	4,024	—	—	4,024	103,740	14,510	25,160	114,390
Gain on disposition recorded on equity method	—	—	—	—	1,596	—	(1,596)	—
Minority interest in earnings before depreciation and amortization	—	—	—	—	5,208	5,208	—	—
Interest expense	8,012	—	—	8,012	45,592	9,133	11,581	48,040
Income tax (benefit) provision	(3,511)	—	—	(3,511)	3,150	—	—	3,150

	8,525	—	—	8,525	159,286	28,851	35,145	165,580

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(8,342)	$—	$—	$(8,342)	$32,133	$—	$—	$32,133

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$32,133	$—	$—	$32,133

Depreciation and amortization — Real Estate Groups					(21,878)	—	—	(21,878)

Deferred taxes — Real Estate Groups					(4,445)	—	—	(4,445)

Straight-line rent adjustment					2,851	—	—	2,851

Provision for decline in real estate, net of tax					(744)	—	—	(744)

Gain on disposition of operating properties and other investments, net of tax					37,320	—	1,596	38,916

Gain on disposition reported on equity method					1,596	—	(1,596)	—

Net earnings					$46,833	$—	$—	$46,833

FOREST CITY ENTERPRISES, INC.

Earnings Before Depreciation, Amortization and Deferred Taxes

For the Six Months Ended July 31, 2000
(in thousands)

	Commercial Group 2000				Residential Group 2000

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$241,188	$42,582	$42,653	$241,259	$57,002	$8,365	$25,025	$73,662
Exclude straight-line rent adjustment	(6,341)	—	—	(6,341)	—	—	—	—
Add back equity method depreciation expense	5,920	—	(5,920)	—	3,228	—	(3,228)	—

Adjusted revenues	240,767	42,582	36,733	234,918	60,230	8,365	21,797	73,662
Operating expenses, including depreciation and amortization for non-Real Estate Groups	121,027	21,270	24,174	123,931	13,527	3,300	14,167	24,394
Exclude straight-line rent adjustment	(1,087)	—	—	(1,087)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	119,940	21,270	24,174	122,844	13,527	3,300	14,167	24,394
Gain on disposition recorded on equity method	1,596	—	(1,596)	—	—	—	—	—
Minority interest in earnings before depreciation and amortization	7,136	7,136	—	—	1,847	1,847	—	—
Interest expense	56,884	14,176	14,155	56,863	8,214	3,218	7,630	12,626
Income tax provision	10,458	—	—	10,458	3,992	—	—	3,992

	196,014	42,582	36,733	190,165	27,580	8,365	21,797	41,012

Earnings before depreciation, amortization and deferred taxes (EBDT)	$44,753	$—	$—	$44,753	$32,650	$—	$—	$32,650

	Land Group 2000				Lumber Trading Group 2000

Revenues	$4,673	$—	$13,898	$18,571	$53,941	$—	$—	$53,941
Operating expenses, including depreciation and amortization for non-Real Estate Groups	5,930	—	12,599	18,529	50,197	—	—	50,197
Interest expense	1,527	—	1,299	2,826	3,277	—	—	3,277
Income tax (benefit) provision	(1,179)	—	—	(1,179)	314	—	—	314

	6,278	—	13,898	20,176	53,788	—	—	53,788

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(1,605)	$—	$—	$(1,605)	$153	$—	$—	$153

	Corporate Activities 2000				Total 2000

Revenues	$326	$—	$—	$326	$357,130	$50,947	$81,576	$387,759
Exclude straight-line rent adjustment	—	—	—	—	(6,341)	—	—	(6,341)
Add back equity method depreciation expense	—	—	—	—	9,148	—	(9,148)	—

Adjusted revenues	326	—	—	326	359,937	50,947	72,428	381,418
Operating expenses, Operating expenses, including depreciation and amortization for non-Real Estate Groups	6,887	—	—	6,887	197,568	24,570	50,940	223,938
Exclude straight-line rent adjustment	—	—	—	—	(1,087)	—	—	(1,087)

Operating expenses excluding straight-line rent adjustment	6,887	—	—	6,887	196,481	24,570	50,940	222,851
Gain disposition recorded on equity method	—	—	—	—	1,596	—	(1,596)	—
Minority interest in earnings before depreciation and amortization	—	—	—	—	8,983	8,983	—	—
Interest expense	15,474	—	—	15,474	85,376	17,394	23,084	91,066
Income tax (benefit) provision	(8,410)	—	—	(8,410)	5,175	—	—	5,175

	13,951	—	—	13,951	297,611	50,947	72,428	319,092

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(13,625)	$—	$—	$(13,625)	$62,326	$—	$—	$62,326

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$62,326	$—	$—	$62,326

Depreciation and amortization — Real Estate Groups					(42,995)	—	—	(42,995)

Deferred taxes — Real Estate Groups					(7,948)	—	—	(7,948)

Straight-line rent adjustment					5,254	—	—	5,254

Provision for decline in real estate, net of tax					(744)	—	—	(744)

Gain on disposition of operating properties and other investments, net of tax					56,893	—	1,596	58,489

Gain on disposition reported on equity method					1,596	—	(1,596)	—

Net earnings					$74,382	$—	$—	$74,382

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At July 31, 2001, the Company had $910,190,000 of variable-rate debt outstanding for full consolidation and $1,030,412,000 for pro-rata consolidation. This is inclusive of the $204,000,000 outstanding under its revolving credit facility at July 31, 2001. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

The Company has entered into London Interbank Offered Rate (“LIBOR”) interest rate hedges as follows:

	Full Consolidation

	Caps		Swaps

		Average		Average
Coverage	Amount	Rate	Amount	Rate

	(dollars in thousands)
08/01/01 - 02/01/02	$714,409	7.06%	$433,572	4.25%

02/01/02 - 02/01/03	578,916	7.66%	245,837	4.38%

02/01/03 - 02/01/04	348,400	7.72%

02/01/04 - 02/01/05	168,400	8.00%

02/01/05 - 02/01/06	133,900	8.00%

	Pro-Rata Consolidation

	Caps		Swaps

		Average		Average
Coverage	Amount	Rate	Amount	Rate

	(dollars in thousands)
08/01/01 - 02/01/02	$735,275	6.99%	$432,388	4.29%

02/01/02 - 02/01/03	616,222	7.75%	255,157	4.44%

02/01/03 - 02/01/04	368,000	7.86%

02/01/04 - 02/01/05	263,638	8.00%

02/01/05 - 02/01/06	155,600	8.00%

The interest rate caps and swaps highlighted above were purchased to mitigate short-term variable interest rate risk. The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options as follows:

		Full Consolidation		Pro-Rata Consolidation

			Weighted		Weighted
Coverage	Term	Amount	Average Rate	Amount	Average Rate

		(dollars in thousands)
2001	10 years	$68,500	7.00%	$47,950	7.00%

2002	10 years	321,800	6.92%	210,262	6.93%

Based upon SEC requirements on assessing the value of debt instruments, the Company estimates the fair value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company’s total fixed-rate debt at July 31, 2001 was $2,014,037,000 compared to an estimated fair value of $1,982,353,000. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to a liability of approximately $2,091,987,000.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At July 31, 2001, LIBOR interest rate caps and Treasury Options were reported at their fair value of approximately $1,400,000 and $500,000, respectively, in the Consolidated Balance Sheet as Other Assets.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

Full Consolidation Method

July 31, 2001

	Expected Maturity Date						Total	Fair Market
							Outstanding	Value
Long-Term Debt	2001	2002	2003	2004	2005	Thereafter	7/31/2001	7/31/2001

Fixed:

Fixed-rate debt (1)	$302,666,207	$61,846,035	$71,090,685	$33,522,528	$107,455,976	$1,148,490,996	$1,725,072,427	$1,728,684,265

Weighted average interest rate	7.89%	7.64%	7.84%	7.39%	7.24%	7.45%	7.54%

UDAG (1)	41,486	102,386	291,181	496,972	11,030,524	56,602,373	68,564,922	37,648,517

Weighted average interest rate	6.98%	6.01%	3.17%	1.85%	3.90%	1.15%	1.62%

Senior & Subordinated Debt	—	—	—	—	—	220,400,000	220,400,000	216,020,000

Weighted average interest rate						8.48%	8.48%

Total Fixed-Rate Debt	302,707,693	61,948,421	71,381,866	34,019,500	118,486,500	1,425,493,369	2,014,037,349	1,982,352,782

Variable:

Variable rate debt (1)	128,685,535	132,634,828	274,760,276	46,958,887	—	69,000,000	652,039,526	652,039,526

Weighted average interest rate							6.57%

Tax Exempt (1)	9,750,000	44,400,000	—	—	—	—	54,150,000	54,150,000

Weighted average interest rate							4.02%

Revolving Credit Facility	—	—	204,000,000	—	—	—	204,000,000	204,000,000

Weighted average interest rate							6.27%

Total Variable-Rate Debt	138,435,535	177,034,828	478,760,276	46,958,887	—	69,000,000	910,189,526	910,189,526

Total Long-Term Debt	$441,143,228	$238,983,249	$550,142,142	$80,978,387	$118,486,500	$1,494,493,369	$2,924,226,875	$2,892,542,308

(1)	Represents nonrecourse debt.

Full Consolidation Method

July 31, 2000

	Expected Maturity Date						Total	Fair Market
							Outstanding	Value
Long-Term Debt	2000	2001	2002	2003	2004	Thereafter	7/31/2000	7/31/2000

Fixed:

Fixed-rate debt (1)	$225,751,275	$102,680,225	$60,201,711	$62,046,972	$31,791,382	$1,077,880,872	$1,560,352,437	$1,453,979,446

Weighted average interest rate	7.58%	8.26%	7.60%	8.19%	7.38%	7.68%	7.45%

UDAG (1)	38,928	81,882	102,386	225,414	454,327	67,527,544	68,430,481	32,707,206

Weighted average interest rate	0.21%	7.99%	7.71%	3.04%	1.64%	1.59%	1.62%

Senior notes	—	—	—	—	—	200,000,000	200,000,000	186,040,000

Weighted average interest rate						8.50%	8.50%

Total Fixed-Rate Debt	225,790,203	102,762,107	60,304,097	62,272,386	32,245,709	1,345,408,416	1,828,782,918	1,672,726,652

Variable:

Variable rate debt (1)	342,253,841	32,284,011	65,547,284	77,680,292	22,036,083	73,000,000	612,801,511	612,801,511

Weighted average interest rate							8.59%

Tax Exempt (1)	28,400,000	33,373,604	—	—	—	—	61,773,604	61,773,604

Weighted average interest rate							5.67%

Revolving Credit Facility	—	175,500,000	—	—	—	—	175,500,000	175,500,000

Weighted average interest rate							8.63%

Total Variable-Rate Debt	370,653,841	241,157,615	65,547,284	77,680,292	22,036,083	73,000,000	850,075,115	850,075,115

Total Long-Term Debt	$596,444,044	$343,919,722	$125,851,381	$139,952,678	$54,281,792	$1,418,408,416	$2,678,858,033	$2,522,801,767

(1)	Represents nonrecourse debt.

PART II – OTHER INFORMATION

Item l. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business. The Company’s General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security-Holders.

Reported in the Company’s April 30, 2001 Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Form of Senior Subordinated Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).
10.11	-	Amended and Restated Credit Agreement, dated as of June 25, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.1 to the Company’s Form 8-K, dated June 25, 1999 (File No. 1-4372).

10.12	-	Amended and Restated Guaranty of Payment of Debt, dated as of June 25, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company’s Form 8-K, dated June 25, 1999 (File No. 1-4372).

10.13	-	First Amendment to Amended and Restated Credit Agreement, dated August 9, 2000, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

Exhibit
Number		Description of Document

10.14	-	First Amendment to Amended and Restated Guaranty of Payment of Debt, dated August 9, 2000, by and among Forest City Enterprises, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.17	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.18	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.19	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.20	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.21	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.22	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.23	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.24	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.25	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.26	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.27	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.28	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.29	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.30	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.31	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.32	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.33	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

Exhibit
Number		Description of Document

10.34	-	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No.333-61925).

10.35	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

10.36	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.37	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.38	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.39	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999 incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

10.40	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

10.41	-	Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended January 31, 1998. (File No. 1-4372).

10.42	-	First Amendment to Employment Agreement (dated April 6, 1998), entered into as of April 24, 1998, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended January 31,1998. (File No. 1-4372).

Exhibit
	Number		Description of Document

	10.43	-	Second Amendment to Employment Agreement entered into February 28, 2000, by and between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

	10.44	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

	10.45	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

	10.46	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999. (File No. 1-4372).

	10.47	-	Employment Agreement entered into on May 3, 2000, effective February 1, 2000, by the Company and James A. Ratner incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372)

	10.48	-	Employment Agreement entered into on May 3, 2000, effective February 1, 2000 by the Company and Ronald A. Ratner incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

	10.49	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

	10.50	-	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

*	10.51	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997.

*	10.52	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000.

*	filed herewith

(b)	Reports on Form 8-K:

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date August 31, 2001	/S/ THOMAS G. SMITH

Thomas G. Smith, Executive Vice President and Chief Financial Officer

Date August 31, 2001	/S/ LINDA M. KANE

Linda M. Kane, Vice President, Corporate Controller (Chief Accounting Officer)

EXHIBITS

10.51	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997.

10.52	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000.