Form 10-Q
period 2001-10-31
FOREST CITY ENTERPRISES INC
filed 2001-12-17
CIK 38067

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended              October 31, 2001

Commission file number                  1-4372

FOREST CITY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0863886

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Terminal Tower Suite 1100	50 Public Square Cleveland, Ohio	44113

(Address of principal executive offices)		Zip Code

Registrant’s telephone number, including area code		216-621-6060

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2001

Class A Common Stock, $.33 1/3 par value	34,674,167 shares

Class B Common Stock, $.33 1/3 par value	14,743,790 shares

FOREST CITY ENTERPRISES, INC.

Index

Page No.
Part I. Financial Information:

Item 1. Financial Statements Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets – October 31, 2001 (Unaudited) and January 31, 2001	3

Consolidated Statements of Earnings (Unaudited) – Three Months and Nine Months Ended October 31, 2001 and 2000	4

Consolidated Statements of Comprehensive Income (Unaudited) — Nine Months Ended October 31, 2001 and 2000	5

Consolidated Statements of Shareholders’ Equity (Unaudited) – Nine Months Ended October 31, 2001 and 2000	6

Consolidated Statements of Cash Flows (Unaudited) – Nine Months Ended October 31, 2001 and 2000	7

Notes to Consolidated Financial Statements (Unaudited)	8 - 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 - 45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46 - 49

Part II. Other Information

Item 1. Legal Proceedings	50

Item 6. Exhibits and Reports on Form 8-K	51 - 57

Signatures	58

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2001	January 31, 2001

	(Unaudited)
	(in thousands)
Assets
Real Estate
Completed rental properties	$3,267,110	$3,134,667
Projects under development	460,668	432,808
Land held for development or sale	23,451	22,744

Real Estate, at cost	3,751,229	3,590,219
Less accumulated depreciation	(487,543)	(496,050)

Total Real Estate	3,263,686	3,094,169
Cash and equivalents	90,699	64,265
Restricted cash	90,505	80,743
Notes and accounts receivable, net	245,441	187,618
Inventories	31,431	39,234
Investments in and advances to real estate affiliates	434,140	394,685
Other assets	130,264	166,756

Total Assets	$4,286,166	$4,027,470

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$2,525,215	$2,439,912
Accounts payable and accrued expenses	417,312	410,869
Notes payable	61,107	55,392
Long-term credit facility	110,000	189,500
Senior and subordinated debt	220,400	220,400
Deferred income taxes	214,195	176,671

Total Liabilities	3,548,229	3,492,744
Minority interest	91,177	78,090

Shareholders’ Equity
Preferred stock — convertible, without par value 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized, 34,776,967 and 30,542,898 shares issued, 34,384,896 and 29,730,760 outstanding, respectively	11,592	10,181
Class B, convertible, 36,000,000 shares authorized, 15,448,961 and 15,783,030 shares issued, 15,031,811 and 15,365,880 outstanding, respectively	5,150	5,261

	16,742	15,442
Additional paid-in capital	225,949	108,863
Retained earnings	422,663	338,792

	665,354	463,097
Less treasury stock, at cost; 392,071 Class A and 417,150 Class B shares and 812,137 Class A and 417,150 Class B shares, respectively	(6,563)	(10,330)
Accumulated other comprehensive (loss) income	(12,031)	3,869

Total Shareholders’ Equity	646,760	456,636

Total Liabilities and Shareholders’ Equity	$4,286,166	$4,027,470

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
 (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2001	2000	2001	2000

		(in thousands, except per share data)

Revenues
Rental properties	$195,141	$180,417	$532,575	$473,560
Lumber trading	27,034	26,202	88,963	80,143
Equity in earnings of unconsolidated entities	10,486	4,907	33,069	14,953

	232,661	211,526	654,607	568,656

Expenses
Operating expenses	139,027	121,267	381,756	317,032
Interest expense	44,023	44,021	135,189	129,397
Provision for decline in real estate	7,452	—	7,452	1,231
Depreciation and amortization	24,271	26,832	71,418	70,561

	214,773	192,120	595,815	518,221

Gain on disposition of operating properties and other investments	89,961	2,521	91,224	57,467

Earnings before income taxes	107,849	21,927	150,016	107,902

Income tax expense
Current	3,596	1,850	11,083	14,156
Deferred	40,864	6,497	48,714	4,881

	44,460	8,347	59,797	19,037

Earnings before minority interest, extraordinary loss and cumulative effect of a change in accounting principle	63,389	13,580	90,219	88,865

Minority interest	3,209	(501)	1,498	(1,404)

Earnings before extraordinary loss and cumulative effect of a change in accounting principle	66,598	13,079	91,717	87,461

Extraordinary loss, net of tax	(870)	—	(233)	—

Cumulative effect of a change in accounting principle, net of tax	—	—	(1,202)	—

Net earnings	$65,728	$13,079	$90,282	$87,461

Basic earnings per common share
Earnings before extraordinary loss and cumulative effect of a change in accounting principle	$1.42	$0.29	$2.01	$1.94
Extraordinary loss, net of tax	(0.02)	—	(0.01)	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.03)	—

Net earnings	$1.40	$0.29	$1.97	$1.94

Diluted earnings per common share
Earnings before extraordinary loss and cumulative effect of a change in accounting principle	$1.40	$0.29	$1.98	$1.92
Extraordinary loss, net of tax	(0.02)	—	(0.01)	—
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.03)	—

Net earnings	$1.38	$0.29	$1.94	$1.92

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Nine Months Ended October 31,

	2001	2000

	(in thousands)

Net earnings	$90,282	$87,461

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments in securities:
Unrealized (loss) gain on securities	(4,096)	148
Less: reclassification adjustment for loss (gain) included in net earnings	799	(14,758)
Unrealized derivative losses:
Cumulative effect of a change in accounting principle-transition adjustment of interest rate contracts, net of minority interest	(7,820)	—
Change in unrealized losses on interest rate contracts, net of minority interest	(4,783)	—

Other comprehensive loss, net of tax	(15,900)	(14,610)

Comprehensive income	$74,382	$72,851

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (Unaudited)

		Common Stock

	Class A		Class B		Additional
					Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings

		(in thousands)

Nine Months Ended October 31, 2001
Balances at January 31, 2001, as previously reported	20,362	$6,787	10,522	$3,508	$114,010	$338,792
Three-for-two stock split effective November 14, 2001 applied retroactively	10,181	3,394	5,261	1,753	(5,147)

Balances at January 31, 2001, as restated	30,543	10,181	15,783	5,261	108,863	338,792
Net earnings						90,282
Other comprehensive loss, net of tax
Dividends $.1367 per share						(6,411)
Issuance of 3,900,000 Class A common shares in equity offering	3,900	1,300			116,585
Conversion of Class B to Class A shares	334	111	(334)	(111)
Exercise of stock options					1,151
Restricted stock issued					(1,009)
Amortization of unearned compensation					362
Cash in lieu of fractional shares from three-for-two stock split					(3)

Balances at October 31, 2001	34,777	$11,592	15,449	$5,150	$225,949	$422,663

Nine Months Ended October 31, 2000

Balances at January 31, 2000, as previously reported	19,947	$6,649	10,937	$3,646	$113,764	$254,063
Three-for-two stock split effective November 14, 2001 applied retroactively	9,973	3,324	5,469	1,823	(5,147)

Balances at January 31, 2000, as restated	29,920	9,973	16,406	5,469	108,617	254,063
Net earnings						87,461
Other comprehensive loss, net of tax
Dividends $.1133 per share						(5,105)
Exercise of stock options					1
Amortization of unearned compensation					105

Balances at October 31, 2000, as restated	29,920	$9,973	16,406	$5,469	$108,723	$336,419

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
	Treasury Stock		Other
			Comprehensive
	Shares	Amount	(Loss) Income	Total

	(in thousands)
Nine Months Ended October 31, 2001

Balances at January 31, 2001, as previously reported	820	$(10,330)	$3,869	$456,636
Three-for-two stock split effective November 14, 2001 applied retroactively	410			—

Balances at January 31, 2001, as restated	1,230	(10,330)	3,869	456,636
Net earnings				90,282
Other comprehensive loss, net of tax			(15,900)	(15,900)
Dividends $.1367 per share				(6,411)
Issuance of 3,900,000 Class A common shares in equity offering				117,885
Conversion of Class B to Class A shares				—
Exercise of stock options	(308)	2,758		3,909
Restricted stock issued	(113)	1,009		—
Amortization of unearned compensation				362
Cash in lieu of fractional shares from three-for-two stock split				(3)

Balances at October 31, 2001	809	$(6,563)	$(12,031)	$646,760

Nine Months Ended October 31, 2000
Balances at January 31, 2000, as previously reported	852	$(10,773)	$19,157	$386,506
Three-for-two stock split effective November 14, 2001 applied retroactively	426			—

Balances at January 31, 2000, as restated	1,278	(10,773)	19,157	386,506
Net earnings				87,461
Other comprehensive loss, net of tax			(14,610)	(14,610)
Dividends $.1133 per share				(5,105)
Exercise of stock options	(1)	21		22
Amortization of unearned compensation				105

Balances at October 31, 2000, as restated	1,277	$(10,752)	$4,547	$454,379

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,

	2001	2000

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$535,646	$529,561
Cash distributions from unconsolidated entities	23,816	20,803
Proceeds from land sales	14,563	14,138
Land development expenditures	(34,615)	(26,002)
Operating expenditures	(370,810)	(306,219)
Interest paid	(132,887)	(128,030)

Net cash provided by operating activities	35,713	104,251

Cash Flows from Investing Activities
Capital expenditures	(297,095)	(375,037)
Proceeds from disposition of properties and other investments	190,011	131,468
Changes in investments in and advances to real estate affiliates	(30,109)	(21,625)

Net cash used in investing activities	(137,193)	(265,194)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	402,574	618,809
Principal payments on nonrecourse mortgage debt on real estate	(292,771)	(367,260)
Payments on long-term credit facility	(104,000)	—
Increase in notes payable	39,244	12,819
Payments on notes payable	(33,530)	(34,196)
Change in restricted cash and book overdrafts	(3,642)	(50,342)
Payment of deferred financing costs	(10,600)	(25,531)
Exercise of stock options	3,909	22
Sale of common stock, net	117,885	—
Dividends paid to shareholders	(5,741)	(4,806)
Increase (decrease) in minority interest	14,586	(4,700)

Net cash provided by financing activities	127,914	144,815

Net increase (decrease) in cash and equivalents	26,434	(16,128)
Cash and equivalents at beginning of period	64,265	84,082

Cash and equivalents at end of period	$90,699	$67,954

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$90,282	$87,461
Minority interest	(1,498)	1,404
Depreciation	59,081	54,099
Amortization	12,337	16,462
Equity in earnings of unconsolidated entities	(33,069)	(14,953)
Cash distributions from unconsolidated entities	23,816	20,803
Deferred income taxes	47,927	4,881
Gain on disposition of operating properties and other investments	(91,224)	(57,467)
Provision for decline in real estate	7,452	1,231
Extraordinary loss	386	—
Cumulative effect of a change in accounting principle	1,988	—
Increase in land included in projects under development	(27,919)	(8,525)
(Increase) decrease in land held for development or sale	(708)	2,207
Increase in notes and accounts receivable	(57,825)	(11,073)
Decrease in inventories	7,803	26,926
Decrease (increase) in other assets	12,839	(20,759)
(Decrease) increase in accounts payable and accrued expenses	(15,955)	1,554

Net cash provided by operating activities	$35,713	$104,251

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.	New Accounting Standard — Adoption of SFAS No. 133
On February 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (referred to hereafter as “SFAS 133”), which requires all derivative instruments to be carried at fair value on the Balance Sheet. In accordance with the transition provisions of SFAS 133, the Company recorded cumulative effect adjustments, net of tax, of approximately $1,200,000 and $7,800,000 as a reduction of earnings and Other Comprehensive Loss, respectively, relating to the fair value of hedging instruments previously designated as cash flow hedges. The Company expects that the transition adjustments that will be reclassified from Accumulated Other Comprehensive Income (Loss) into earnings during the twelve months following the date of initial application will be approximately $600,000, net of tax, of which approximately $100,000 and $400,000, net of tax, for the three and nine months ended October 31, 2001, respectively, was recorded and reflected as interest expense in the Consolidated Statement of Operations.

During the third quarter, the Company began assessing hedge effectiveness based on the total changes in cash flows on its LIBOR interest rate caps and treasury options as described by Derivatives Implementation Group Issue G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge. Accordingly, the Company will record all of the subsequent changes in the fair value, including the changes in the option’s time value, in Other Comprehensive Income (Loss). Gains or losses on LIBOR interest rate caps used to hedge interest rate risk on variable-rate debt will be reclassified out of Accumulated Other Comprehensive Income (Loss) into earnings when the forecasted transaction occurs using the “caplet” methodology. Gains or losses on Treasury Options used to hedge the interest rate risk associated with the anticipated issuance of fixed-rate debt will be reclassified from Accumulated Other Comprehensive Income (Loss) into earnings over the term of the debt, based on an effective-yield method.

For the three and nine months ended October 31, 2001, the Company recorded approximately $-0- and $600,000, respectively, as an increase of interest expense in the Consolidated Statements of Operations representing the total ineffectiveness of its LIBOR interest rate caps and Treasury Options, consisting primarily of the changes in the time value of option contracts. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges and interest rate swaps designated and qualifying as cash flow hedges, was not material. At October 31, 2001, LIBOR interest rate caps and Treasury Options were reported at their fair value of approximately $800,000, in the Consolidated Balance Sheet as Other Assets. The fair value of the interest rate swap agreements at October 31, 2001 is approximately $8,200,000 and is included in the Consolidated Balance Sheet as Other Liabilities. As of October 31, 2001, the Company expects that within the next twelve months it will reclassify amounts recorded in Accumulated Other Comprehensive Income (Loss) as a reduction of earnings of approximately $4,700,000, net of tax. For further discussion of the Company’s use and accounting for derivatives and hedging activities, see Note A of the Company’s April 30, 2001 Form 10-Q.

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

Consolidated Balance Sheet - October 31, 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)
Assets
Real Estate
Completed rental properties	$3,267,110	$560,258	$765,081	$3,471,933
Projects under development	460,668	51,123	120,242	529,787
Land held for development or sale	23,451	—	36,350	59,801

Real Estate, at cost	3,751,229	611,381	921,673	4,061,521
Less accumulated depreciation	(487,543)	(66,946)	(171,441)	(592,038)

Total Real Estate	3,263,686	544,435	750,232	3,469,483
Cash and equivalents	90,699	8,164	32,347	114,882
Restricted cash	90,505	15,218	37,076	112,363
Notes and accounts receivable, net	245,441	17,870	6,051	233,622
Inventories	31,431	—	—	31,431
Investments in and advances to real estate affiliates	434,140	—	(48,517)	385,623
Other assets	130,264	25,973	28,979	133,270

Total Assets	$4,286,166	$611,660	$806,168	$4,480,674

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$2,525,215	$468,148	$767,010	$2,824,077
Accounts payable and accrued expenses	417,312	37,471	42,354	422,195
Notes payable	61,107	14,864	(3,196)	43,047
Long-term credit facility	110,000	—	—	110,000
Senior and subordinated debt	220,400	—	—	220,400
Deferred income taxes	214,195	—	—	214,195

Total Liabilities	3,548,229	520,483	806,168	3,833,914
Minority interest	91,177	91,177	—	—

Total Shareholders’ Equity	646,760	—	—	646,760

Total Liabilities and Shareholders’ Equity	$4,286,166	$611,660	$806,168	$4,480,674

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B.	Financial Statement Presentation (continued)

Consolidated Statement of Earnings - Three Months Ended October 31, 2001

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

			(in thousands)
Revenues
Rental properties	$195,141	$29,252	$51,909	$217,798
Lumber trading	27,034	—	—	27,034
Equity in earnings of unconsolidated entities	10,486	—	(6,686)	3,800

	232,661	29,252	45,223	248,632

Expenses
Operating expenses	139,027	18,062	30,619	151,584
Interest expense	44,023	8,733	11,295	46,585
Provision for decline in real estate	7,452	1,574	—	5,878
Depreciation and amortization	24,271	4,092	3,957	24,136

	214,773	32,461	45,871	228,183

Gain on disposition of operating properties and other investments	89,961	—	648	90,609

Earnings before income taxes	107,849	(3,209)	—	111,058

Income tax expense
Current	3,596	—	—	3,596
Deferred	40,864	—	—	40,864

	44,460	—	—	44,460

Earnings before minority interest and extraordinary loss	63,389	(3,209)	—	66,598
Minority interest	3,209	3,209	—	—

Earnings before extraordinary loss	66,598	—	—	66,598
Extraordinary loss, net of tax	(870)	—	—	(870)

Net earnings	$65,728	$—	$—	$65,728

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B.	Financial Statement Presentation (continued)

Consolidated Statement of Earnings - Nine Months Ended October 31, 2001

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Revenues
Rental properties	$532,575	$89,821	$143,413	$586,167
Lumber trading	88,963	—	—	88,963
Equity in earnings of unconsolidated entities	33,069	—	(20,595)	12,474

	654,607	89,821	122,818	687,604

Expenses
Operating expenses	381,756	50,750	80,607	411,613
Interest expense	135,189	26,574	33,857	142,472
Provision for decline in real estate	7,452	1,574	—	5,878
Depreciation and amortization	71,418	12,421	14,035	73,032

	595,815	91,319	128,499	632,995

Gain on disposition of operating properties and other investments	91,224	—	5,681	96,905

Earnings before income taxes	150,016	(1,498)	—	151,514

Income tax expense
Current	11,083	—	—	11,083
Deferred	48,714	—	—	48,714

	59,797	—	—	59,797

Earnings before minority interest, extraordinary loss and cumulative effect of a change in accounting principle	90,219	(1,498)	—	91,717
Minority interest	1,498	1,498	—	—

Earnings before extraordinary loss and cumulative effect of a change in accounting principle	91,717	—	—	91,717
Extraordinary loss, net of tax	(233)	—	—	(233)
Cumulative effect of a change in accounting principle, net of tax	(1,202)	—	—	(1,202)

Net earnings	$90,282	$—	$—	$90,282

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B.	Financial Statement Presentation (continued)

Consolidated Statement of Earnings - Three Months Ended October 31, 2000

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Revenues
Rental properties	$180,417	$29,352	$47,651	$198,716
Lumber trading	26,202	—	—	26,202
Equity in earnings of unconsolidated entities	4,907	—	(2,089)	2,818

	211,526	29,352	45,562	227,736

Expenses
Operating expenses	121,267	14,527	28,831	135,571
Interest expense	44,021	8,222	12,072	47,871
Depreciation and amortization	26,832	6,102	5,422	26,152

	192,120	28,851	46,325	209,594

Gain on disposition of operating properties and other investments	2,521	—	763	3,284

Earnings before income taxes	21,927	501	—	21,426

Income tax expense
Current	1,850	—	—	1,850
Deferred	6,497	—	—	6,497

	8,347	—	—	8,347

Earnings before minority interest	13,580	501	—	13,079
Minority interest	(501)	(501)	—	—

Net earnings	$13,079	$—	$—	$13,079

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

B.	Financial Statement Presentation (continued)

Consolidated Statement of Earnings - Nine Months Ended October 31, 2000

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Revenues
Rental properties	$473,560	$80,299	$136,965	$530,226
Lumber trading	80,143	—	—	80,143
Equity in earnings of unconsolidated entities	14,953	—	(9,827)	5,126

	568,656	80,299	127,138	615,495

Expenses
Operating expenses	317,032	39,097	79,671	357,606
Interest expense	129,397	25,616	35,156	138,937
Provision for decline in real estate	1,231	—	—	1,231
Depreciation and amortization	70,561	14,182	14,670	71,049

	518,221	78,895	129,497	568,823

Gain on disposition of operating properties and other investments	57,467	—	2,359	59,826

Earnings before income taxes	107,902	1,404	—	106,498

Income tax expense
Current	14,156	—	—	14,156
Deferred	4,881	—	—	4,881

	19,037	—	—	19,037

Earnings before minority interest	88,865	1,404	—	87,461
Minority interest	(1,404)	(1,404)	—	—

Net earnings	$87,461	$—	$—	$87,461

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows — Nine Months Ended October 31, 2001

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Cash Flows from Operating Activities

Rents and other revenues received	$535,646	$80,445	$123,948	$579,149

Cash distributions from unconsolidated entities	23,816	—	(23,816)	—

Proceeds from land sales	14,563	760	24,427	38,230

Land development expenditures	(34,615)	(1,715)	(11,671)	(44,571)

Operating expenditures	(370,810)	(43,737)	(72,302)	(399,375)

Interest paid	(132,887)	(26,791)	(33,434)	(139,530)

Net cash provided by operating activities	35,713	8,962	7,152	33,903

Cash Flows from Investing Activities

Capital expenditures	(297,095)	(140)	(101,056)	(398,011)

Proceeds from disposition of properties and other investments	190,011	—	7,791	197,802

Change in investments in and advances to real estate affiliates	(30,109)	—	20,849	(9,260)

Net cash used in investing activities	(137,193)	(140)	(72,416)	(209,469)

Cash Flows from Financing Activities

Increase in nonrecourse mortgage debt and long-term credit facility	402,574	62,045	147,889	488,418

Principal payments on nonrecourse mortgage debt on real estate	(292,771)	(81,911)	(54,898)	(265,758)

Payments on long-term credit facility	(104,000)	—	—	(104,000)

Increase in notes payable	39,244	170	8,285	47,359

Payments on notes payable	(33,530)	(1)	(12,898)	(46,427)

Change in restricted cash and book overdrafts	(3,642)	(3,389)	(16,212)	(16,465)

Payment of deferred financing costs	(10,600)	(811)	(906)	(10,695)

Exercise of stock options	3,909	—	—	3,909

Sale of common stock, net	117,885	—	—	117,885

Dividends paid to shareholders	(5,741)	—	—	(5,741)

Increase in minority interest	14,586	14,586	—	—

Net cash provided by (used in) financing activities	127,914	(9,311)	71,260	208,485

Net increase (decrease) in cash and equivalents	26,434	(489)	5,996	32,919

Cash and equivalents at beginning of period	64,265	8,653	26,351	81,963

Cash and equivalents at end of period	$90,699	$8,164	$32,347	$114,882

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$90,282	$—	$—	$90,282

Minority Interest	(1,498)	(1,498)	—	—

Depreciation	59,081	9,483	12,112	61,710

Amortization	12,337	2,938	1,923	11,322

Equity in earnings of unconsolidated entities	(33,069)	—	20,595	(12,474)

Cash distributions from unconsolidated entities	23,816	—	(23,816)	—

Deferred income taxes	47,927	—	—	47,927

Gain on disposition of operating properties and other investments	(91,224)	—	(5,681)	(96,905)

Provision for decline in real estate	7,452	1,574	—	5,878

Extraordinary loss	386	—	—	386

Cumulative effect of a change in accounting principle	1,988	—	—	1,988

(Increase) decrease in land included in projects under development	(27,919)	(2,130)	9,712	(16,077)

Decrease in commercial land included in completed rental properties	—	—	191	191

Increase in land held for development or sale	(708)	—	(5,890)	(6,598)

(Increase) decrease in notes and accounts receivable	(57,825)	(5,620)	4,763	(47,442)

Decrease in inventories	7,803	—	—	7,803

Decrease (increase) in other assets	12,839	1,924	(6,931)	3,984

(Decrease) increase in accounts payable and accrued expenses	(15,955)	2,291	174	(18,072)

Net cash provided by operating activities	$35,713	$8,962	$7,152	$33,903

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.	Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows — Nine Months Ended October 31, 2000

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Cash Flows from Operating Activities

Rents and other revenues received	$529,561	$74,318	$133,798	$589,041

Cash distributions from unconsolidated entities	20,803	—	(20,803)	—

Proceeds from land sales	14,138	—	22,934	37,072

Land development expenditures	(26,002)	—	(24,629)	(50,631)

Operating expenditures	(306,219)	(41,653)	(59,625)	(324,191)

Interest paid	(128,030)	(25,042)	(36,130)	(139,118)

Net cash provided by operating activities	104,251	7,623	15,545	112,173

Cash Flows from Investing Activities

Capital expenditures	(375,037)	(48,582)	(65,439)	(391,894)

Proceeds from disposition of properties and other investments	131,468	—	2,703	134,171

Change in investments in and advances to real estate affiliates	(21,625)	—	15,479	(6,146)

Net cash used in investing activities	(265,194)	(48,582)	(47,257)	(263,869)

Cash Flows from Financing Activities

Increase in nonrecourse mortgage debt and long-term credit facility	618,809	164,658	46,594	500,745

Principal payments on nonrecourse mortgage debt on real estate	(367,260)	(99,963)	(10,897)	(278,194)

Increase (decrease) in notes payable	12,819	(55)	(3,272)	9,602

Payments on notes payable	(34,196)	(190)	(2,329)	(36,335)

Change in restricted cash and book overdrafts	(50,342)	(899)	(1,486)	(50,929)

Payment of deferred financing costs	(25,531)	(10,179)	(1,229)	(16,581)

Exercise of stock options	22	—	—	22

Dividends paid to shareholders	(4,806)	—	—	(4,806)

Decrease in minority interest	(4,700)	(4,700)	—	—

Net cash provided by financing activities	144,815	48,672	27,381	123,524

Net (decrease) increase in cash and equivalents	(16,128)	7,713	(4,331)	(28,172)

Cash and equivalents at beginning of period	84,082	6,685	19,798	97,195

Cash and equivalents at end of period	$67,954	$14,398	$15,467	$69,023

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$87,461	$—	$—	$87,461

Minority Interest	1,404	1,404	—	—

Depreciation	54,099	8,908	12,589	57,780

Amortization	16,462	5,274	2,081	13,269

Equity in earnings of unconsolidated entities	(14,953)	—	9,827	(5,126)

Cash distributions from unconsolidated entities	20,803	—	(20,803)	—

Deferred income taxes	4,881	—	—	4,881

Gain on disposition of properties and other investments	(57,467)	—	(2,359)	(59,826)

Provision for decline in real estate	1,231		—	1,231

(Increase) decrease in land included in projects under development	(8,525)	—	1,353	(7,172)

Decrease (increase) in land held for development or sale	2,207	—	(2,965)	(758)

(Increase) decrease in notes and accounts receivable	(11,073)	(5,968)	19,951	14,846

Decrease in inventories	26,926	—	—	26,926

Increase in other assets	(20,759)	(3,211)	(3,966)	(21,514)

Increase (decrease) in accounts payable and accrued expenses	1,554	1,216	(163)	175

Net cash provided by operating activities	$104,251	$7,623	$15,545	$112,173

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.	Provision for Decline in Real Estate
During both the three and nine months ended October 31, 2001, the Company recorded a Provision for Decline in Real Estate totaling $7,452,000, or $5,127,000 net of estimated taxes, representing the adjustment to fair market value of land held by the Commercial and Residential Groups.

During the nine months ended October 31, 2000, the Company recorded a Provision for Decline in Real Estate of $1,231,000, or $744,000 net of estimated taxes, related to the write-down to estimated fair value, less cost to sell, ofCanton Centre Mall.

D.	Gain on Disposition of Operating Properties and Other Investments
During the nine months ended October 31, 2001, the Company recorded gains on the disposition of operating properties and other investments totaling $91,224,000, or $55,121,000 net of estimated taxes. The Company recognized gains on the disposition of two shopping centers, Bowling Green Mall, located in Bowling Green, Kentucky, of $1,892,000 andTucson Mall, located in Tucson, Arizona, of $86,096,000, both structured as tax-deferred exchanges.

The Company also recognized gains on the disposition of three apartment communities, all structured as tax-deferred exchanges: Whitehall Terrace, located in Kent, Ohio, for $1,105,000, Peppertree, located in College Station, Texas, for $1,682,000, and Palm Villas, located in Henderson, Nevada, for $7,259,000. A loss of $1,010,000 was recognized on the sale ofThe Oaks, an apartment community located in Bryan, Texas. The Company also recognized a loss from the sale of available-for-sale equity securities of $1,321,000 and a loss on other investments totaling $4,479,000.

During the nine months ended October 31, 2000, the Company recorded gains on disposition of properties and other investments totaling $57,467,000, or $33,966,000 net of estimated taxes. The Company recognized gains on dispositions of two apartment communities in California: $26,241,000 for Studio Colony and $578,000 for Highlands, and the disposition of Tucson Place, a specialty retail center located in Tucson, Arizona for $8,594,000. TheStudio Colony disposition was structured as a tax-deferred exchange. The Company also recognized gains totaling $22,054,000 from the sale of available-for-sale equity securities.

E.	Extraordinary Loss
During the nine months ended October 31, 2001, the Company recorded an extraordinary loss, net of tax, of $233,000 ($386,000 pre-tax) representing the impact of early extinguishment of nonrecourse debt. The Company recognized an extraordinary gain, net of tax, of $637,000 ($1,054,000 pre-tax) in the first quarter of 2001 related toEnclave, a residential property located in San Jose, California and an extraordinary loss, net of tax, of $870,000 ($1,440,000 pre-tax) in the third quarter of 2001 related toMount Vernon, a residential property located in Alexandria, Virginia.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

F.	Stock Split
On September 4, 2001, the Board of Directors declared a three-for-two stock split of the Company’s Class A and Class B common stock effective November 14, 2001 to shareholders of record on October 31, 2001. The stock split was effected as a stock dividend. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statement of Shareholders’ Equity by transferring the par value of the additional shares issued from the additional paid-in capital account to the common stock accounts. All share and per share data included in this quarterly report have been restated to reflect the stock split.

G.	Stock Offering
On September 28, 2001, the Company sold 3,900,000 shares of Class A common stock at an initial price of $32.23 per share on a post-split basis. The offering generated net proceeds of $117,885,000 of which $104,000,000 was used to reduce borrowings under the revolving credit facility.

H.	Dividends The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common stock as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share

March 9, 2001	June 1, 2001	June 15, 2001	$.0400
June 6, 2001	September 4, 2001	September 19, 2001	$.0467
September 4, 2001	December 3, 2001	December 17, 2001	$.0500
December 6, 2001	March 1, 2002	March 15, 2002	$.0500

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

I.	Earnings per Share Reconciliations of the numerator and denominator of basic earnings per share (EPS) with diluted EPS follows:

	Earnings	Weighted
	Before	Average Common	Per
	Extraordinary Loss	Shares Outstanding	Common
	(Numerator)	(Denominator)	Share

Nine Months Ended
October 31, 2001:
Basic EPS	$91,717,000	45,834,365	$2.01
Dilutive effect of stock options	—	626,829	(.03)

Diluted EPS	$91,717,000	46,461,194	$1.98

Nine Months Ended
October 31, 2000:
Basic EPS	$87,461,000	45,047,727	$1.94
Dilutive effect of stock options	—	397,930	(.02)

Diluted EPS	$87,461,000	45,445,657	$1.92

J.	Stock-Based Compensation
In March 2001, the Compensation Committee of the Board of Directors granted fixed options covering 625,800 Class A common shares to key employees and non-employee members of the Board of Directors. The options have a term of 10 years, vest over two to four years and have an exercise price of $28.53.

The Compensation Committee also granted 112,500 shares of restricted Class A common stock to key employees. The restricted shares were awarded out of treasury stock, having a cost basis of $1,009,000, with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. In accordance with APB No. 25, the market value on the date of grant of $3,190,500 was recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation is being reported as an offset to Additional Paid-In Capital in the accompanying consolidated financial statements. At October 31, 2001, the unamortized unearned compensation relating to all restricted stock amounted to $3,710,000.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

K.	Reversal of Reserves on Notes Receivable
During the three months ended October 31, 2001, the Company reversed $10,152,000 of reserves, representing a portion of the reserves recorded over the past 20 years against certain notes receivable and related accrued interest. These notes receivable represent development and other fees that were earned upon formation of six Federally-subsidized housing partnerships in which the Company is the 1% general partner. During the three months ended October 31, 2001, these six properties completed a series of events. The first of these was the modification of government contracts that now allow for market rate apartment rentals, which provide a significant increase in expected future cash flows. This, in turn, increased the appraised values of these six properties. As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest is now probable.

L.	Reclassification Certain items in the consolidated financial statements for 2000 have been reclassified to conform to the 2001 presentation.

M.	Recent Developments
The Company owns 67.19% of Granite Development Partners, L.P. (“Granite”), a land developer whose primary development is the Seven Hills project in Henderson, Nevada. In November, 2001 the Company purchased 27.6% of Granite’s total outstanding 10.83% unsecured senior notes payable from an independent third party. Notes having a face value of $9,379,000 were purchased at an 18% discount. The maturity date of the notes is November 15, 2003, with interest payable semiannually on May 15 and November 15.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

N.  Investments in and Advances to Real Estate Affiliates

Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments accounted for on the equity method. Summarized combined financial information for these investments, along with the Company’s pro-rata share, is as follows.

	Combined	Pro-Rata Share

October 31,	2001	2001

	(in thousands)
Balance Sheet:
Completed rental properties	$2,216,441	$765,081
Projects under development	234,025	120,242
Land held for development or sale	77,781	36,350
Investment in and advances to real estate affiliates	—	92,463
Accumulated depreciation	(422,211)	(171,441)
Other assets	274,234	104,453

Total Assets	$2,380,270	$947,148

Mortgage debt, nonrecourse	$2,087,412	$767,010
Advances from general partner	42,365	—
Other liabilities	153,689	39,158
Partners’ equity	96,804	140,980

Total Liabilities and Partners’ Equity	$2,380,270	$947,148

Nine Months Ended October 31,

Operations:
Revenues	$366,362	$143,413
Equity in earnings of unconsolidated entities on a pro-rata basis	—	12,474
Operating expenses	(201,063)	(80,607)
Interest expense	(90,645)	(33,857)
Depreciation and amortization	(49,424)	(14,035)
Gain on disposition of operating properties and other investments	12,392	5,681
Extraordinary gain	1,110	1,054

Net Income	$38,732	$34,123

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheet.

Partners’ equity, as above	$96,804
Deficit of other partners	(1,811)

Company’s investment in partnerships	98,615
Advances to partnerships, as above	42,365
Advances to other real estate affiliates	293,160

Investments in and Advances to Real Estate Affiliates	$434,140

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

O. Segment Information

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

					Three Months		Nine Months Ended
					Ended October 31,		October 31,
			October 31,	January 31,
			2001	2001	2001	2000	2001	2000

			Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group			$3,010,028	$2,759,969	$210,624	$19,431	$358,458	$158,376
Residential Group			1,050,212	1,010,889	32,961	82,028	101,515	234,177
Land Group			188,241	153,582	10,675	4,321	41,335	31,969
Lumber Trading Group			147,334	136,175	293	311	547	1,474
Corporate			84,859	68,368	504	250	941	808

Consolidated at pro-rata			4,480,674	4,128,983	$255,057	$106,341	$502,796	$426,804

Minority interest and unconsolidated entities			(194,508)	(101,513)

Consolidated			$4,286,166	$4,027,470

	Three Months		Nine Months		Three Months		Nine Months Ended
	Ended October 31,		Ended October 31,		Ended October 31,		October 31,

	2001	2000	2001	2000	2001	2000	2001	2000

	Revenues				Interest Expense

Commercial Group	$138,072	$140,497	$397,731	$381,756	$27,811	$27,968	$84,144	$84,831

Residential Group	60,010	42,091	157,458	115,753	9,717	8,894	30,546	21,520

Land Group	23,474	18,887	43,247	37,458	1,190	1,381	2,572	4,207

Lumber Trading Group (1)	27,034	26,202	88,963	80,143	660	1,196	2,584	4,473

Corporate	42	59	205	385	7,207	8,432	22,626	23,906

Consolidated at pro-rata	248,632	227,736	687,604	615,495	46,585	47,871	142,472	138,937

Minority interest and unconsolidated entities	(15,971)	(16,210)	(32,997)	(46,839)	(2,562)	(3,850)	(7,283)	(9,540)

Consolidated	$232,661	$211,526	$654,607	$568,656	$44,023	$44,021	$135,189	$129,397

	Depreciation and Amortization Expense				Earnings Before Income Taxes (EBIT) (2)

Commercial Group	$17,886	$20,193	$53,911	$55,414	$10,921	$21,117	$43,198	$46,362

Residential Group	5,165	4,959	15,951	12,734	16,666	7,067	34,261	35,934

Land Group	218	85	529	241	9,499	2,142	13,311	(642)

Lumber Trading Group	512	582	1,599	1,751	843	741	5,032	1,209

Corporate	355	333	1,042	909	(11,602)	(12,925)	(35,315)	(34,960)

Provision for decline in real estate	—	—	—	—	(5,878)	—	(5,878)	(1,231)

Gain on disposition of operating properties and other investments	—	—	—	—	90,609	3,284	96,905	59,826

Consolidated at pro-rata	24,136	26,152	73,032	71,049	111,058	21,426	151,514	106,498

Minority interest and unconsolidated entities	135	680	(1,614)	(488)	(3,209)	501	(1,498)	1,404

Consolidated	$24,271	$26,832	$71,418	$70,561	$107,849	$21,927	$150,016	$107,902

					Earnings Before Depreciation, Amortization
					and Deferred Taxes (EBDT)

Commercial Group					$24,780	$35,411	$84,307	$80,164

Residential Group					21,497	9,912	44,584	42,562

Land Group					5,732	1,294	6,311	(311)

Lumber Trading Group					152	391	2,698	544

Corporate					(8,898)	(7,507)	(24,224)	(21,132)

Consolidated EBDT					43,263	39,501	113,676	101,827

Reconciliation of EBDT to net earnings:

Depreciation and amortization — Real Estate Groups					(23,292)	(25,154)	(70,539)	(68,149)

Deferred taxes — Real Estate Groups					(6,278)	(4,774)	(11,116)	(12,722)

Straight-line rent adjustment					1,709	2,081	4,694	7,335

Provision for decline in real estate, net of tax					(3,553)	—	(3,553)	(744)

Gain on disposition of operating properties and other investments, net of tax					54,749	1,425	58,555	59,914

Extraordinary loss, net of tax					(870)	—	(233)	—

Cumulative effect of change in accounting principle, net of tax					—	—	(1,202)	—

Net earnings					$65,728	$13,079	$90,282	$87,461

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended October 31, 2001 and 2000 were $653,557 and $616,703, respectively. Sales invoiced for the nine months ended October 31, 2001 and 2000 were $2,038,232 and $2,139,891, respectively.

(2)	See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of operations for the nine months ended October 31, 2001 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 2001 annual report (“Form 10-K”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company owns, develops, acquires and operates commercial and residential real estate properties in 19 states and the District of Columbia. The Company owns a portfolio that is diversified both geographically and by property type and operates through four strategic business units: Commercial Group, Residential Group, Land Group and Lumber Trading Group.

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

The Company’s EBDT for the three months ended October 31, 2001 grew by 9.5% to $43,263,000 from $39,501,000 for the three months ended October 31, 2000. For the nine months ended October 31, 2001, EBDT increased by 11.6% to $113,676,000 from $101,827,000 for the nine months ended October 31, 2000.

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

Net Operating Income from Real Estate Groups — Management analyzes property NOI using the pro-rata consolidation method. NOI from the combined Commercial Group and Residential Group (“Real Estate Groups”) for the three months ended October 31, 2001 was $86,585,000 compared to $88,119,000 for the three months ended October 31, 2000, a 1.7% decrease. This decrease is primarily attributable to a decline in our hotel portfolio, which has been impacted by the overall decline in the travel industry. NOI for the Real Estate Groups for the nine months ended October 31, 2001 was $257,751,000 compared to $249,461,000 for the nine months ended October 31, 2000, a 3.3% increase.

Commercial Group
The following table presents the significant increases (decreases) in revenues and operating expenses reported by the Commercial Group for newly-opened or acquired properties for the three months ended October 31, 2001 compared to the same period in the prior year (dollars in thousands):

									Full
		Quarter	Sq.Ft./			Full		Pro-Rata	Consolidation
		& Year	No.of	Pro-Rata		Consolidation		Operating	Operating
Property	Location	Opened	Rooms	Revenues		Revenues		Expenses	Expenses

Retail Centers:

Galleria at South Bay(a)	Redondo Beach, CA	Q3 - 2001	955,000	$577		$577		$(119)	$(119)

Queens Place	Queens, NY	Q3 - 2001	455,000	755		1,079		313	447

Mall at Robinson	Pittsburgh, PA	Q3 - 2001	858,000	159		(233)		397	N/A

Mall at Stonecrest	Atlanta, GA	Q3 - 2001	1,209,000	266		(145)		412	N/A

Battery Park City	Manhattan, NY	Q2 - 2000	167,000	77	(b)	110	(b)	581	830

Court Street	Brooklyn, NY	Q2 - 2000	103,000	(24)		(34)		136	194

Eastchester	Bronx, NY	Q2 - 2000	63,000	248		355		87	124

Forest Avenue	Staten Island, NY	Q2 - 2000	68,000	(24)		(35)		154	219

Office Building:

65/80 Landsdowne	Cambridge, MA	Q3 - 2001	122,000	1,651		1,651		234	234

Hotels:

Embassy Suites Hotel	Manhattan, NY	Q2 - 2000	463 rooms	(828	)(c)	(1,643	)(c)	(81)	(160)

Hilton Times Square	Manhattan, NY	Q2 - 2000	444 rooms	(1,293)		(2,308)		662	1,183

Total				$1,564		$(626)		$2,776	$2,952

N/A – not applicable – property recorded under equity method of accounting.

(a)	Acquired property

(b)	Property closed September 11, 2001. Amounts include $320 and $457 of business interruption insurance proceeds under pro-rata and full consolidation, respectively.

(c)	Property closed September 11, 2001. Amounts include $2,019 and $4,005 of business interruption insurance proceeds under pro-rata and full consolidation, respectively

The following table presents the significant increases in revenues and operating expenses reported by the Commercial Group for newly-opened or acquired properties for the nine months ended October 31, 2001 compared to the same period in the prior year (dollars in thousands):

								Full
		Quarter	Sq.Ft./			Full	Pro-Rata	Consolidation
		& Year	No.of	Pro-Rata		Consolidation	Operating	Operating
Property	Location	Opened	Rooms	Revenues		Revenues	Expenses	Expenses

Retail Centers:

Galleria at South Bay(a)	Redondo Beach, CA	Q3 - 2001	955,000	$577		$577	$(119)	$(119)

Queens Place	Queens, NY	Q3 - 2001	455,000	755		1,079	313	447

Mall at Robinson	Pittsburgh, PA	Q3 - 2001	858,000	159		(238)	397	N/A

Mall at Stonecrest	Atlanta, GA	Q3 - 2001	1,209,000	387		(24)	412	N/A

Battery Park City	Manhattan, NY	Q2 - 2000	167,000	1,954	(b)	2,792 (b)	1,915	2,736

Court Street	Brooklyn, NY	Q2 - 2000	103,000	1,126		1,608	617	882

Eastchester	Bronx, NY	Q2 - 2000	63,000	949		1,356	411	587

Forest Avenue	Staten Island, NY	Q2 - 2000	68,000	196		281	621	886

Office Building:

65/80 Landsdowne	Cambridge, MA	Q3 - 2001	122,000	1,651		1,651	234	234

Hotels:

Embassy Suites Hotel	Manhattan, NY	Q2 - 2000	463 rooms	6,872	(c)	13,636 (c)	5,646	11,202

Hilton Times Square	Manhattan, NY	Q2 - 2000	444 rooms	5,541		9,894	5,527	9,869

Total				$20,167		$32,612	$15,974	$26,724

N/A – not applicable – property recorded under equity method of accounting.

(a)	Acquired property

(b)	Property closed September 11, 2001. Amounts include $320 and $457 of business interruption insurance proceeds under pro-rata and full consolidation, respectively.

(c)	Property closed September 11, 2001. Amounts include $2,019 and $4,005 of business interruption insurance proceeds under pro-rata and full consolidation, respectively

Revenues — Under the pro-rata consolidation method, revenues for the three months ended October 31, 2001 for the Commercial Group decreased $2,341,000 or 1.7% over the same period in the prior year. Under full consolidation, revenues for the three months ended October 31, 2001 decreased $8,276,000 or 5.6% over the same period in the prior year. These decreases are primarily the result of decreases in our hotel portfolio, which decreased during the third quarter by $3,887,000 under pro-rata consolidation and $2,802,000 under full consolidation, in addition to the decrease for the two New York City hotels in the table above. The decreases in our hotel portfolio were primarily the result of the overall decline in the travel industry. Additional decreases resulted from the dispositions in 2000 of three specialty retail centers, Tucson Place, Canton Centre Mall and Gallery at Metrotech and the disposition in 2001 of Tucson Mall totaling $4,931,000 and $6,916,000 for pro-rata consolidation and full consolidation, respectively. These decreases were offset by increases in commercial land sales of $5,880,000 under pro-rata consolidation and increases in net revenue from $1,071,000 and $1,785,000 under pro-rata and full consolidation, respectively, from construction fee revenue at Twelve MetroTech Center in Brooklyn, New York. The balance of the remaining decrease in revenues in the Commercial Group of approximately $2,038,000 under pro-rata and the net increase of $283,000 under full consolidation was generally due to fluctuations in operations at mature properties.

Under the pro-rata consolidation method, revenues for the Commercial Group increased $16,914,000 or 4.5% in the nine months ended October 31, 2001 compared to the same period in the prior year. Under full consolidation, revenues increased $27,585,000 or 7.1% in the nine months ended October 31, 2001 over the same period in the prior year. These increases are primarily the result of opening new properties as noted in the table above.

Twelve MetroTech Center construction fees resulted in an increase in net revenue of $3,597,000 and $5,995,000 under pro-rata and full consolidation, respectively. Net revenues also increased as a result of lease termination fees of $2,689,000 and $3,578,000 under pro-rata and full consolidation, respectively. Additionally, revenues increased as a result of commercial land sales of $2,977,000 under pro-rata consolidation, but decreased by $7,734,000 under full consolidation. These increases were offset by dispositions in 2000 of three specialty retail centers, Tucson Place, Canton Centre Mall and Gallery at Metrotech and the disposition of Tucson Mall in 2001, which resulted in a decrease in revenue of $7,368,000 and $12,757,000 under pro-rata consolidation and full consolidation, respectively and a decrease in net revenue of $7,608,000 under pro-rata consolidation and $5,849,000 under full consolidation at our hotel properties in excess of the change noted at the New York hotels in the table above. The balance of the increase in revenues in the Commercial Group of approximately $2,460,000 under pro-rata consolidation and $11,740,000 under full consolidation was generally due to improved operations at mature properties.

Operating and Interest Expenses — During the three months ended October 31, 2001, operating expenses for the Commercial Group increased $9,950,000 or 14.2% over the same period of the prior year under pro-rata consolidation. Under full consolidation during the three months ended October 31, 2001, operating expenses increased $7,151,000 or 9.9% over the same period of the prior year. The increase in operating expenses was attributable primarily to costs associated with the opening and acquisition of new properties as noted in the table above, higher cost of sales relating to increased land sales activity in the third quarter of 2001 compared to the same period of the prior year of $6,189,000 under pro-rata consolidation, and project write-offs during the third quarter of 2001 of $5,863,000 under pro-rata and $7,156,000 under full consolidation. These increases were partially offset by $1,033,000 under pro-rata consolidation and $1,177,000 under full consolidation relating to reduced expenses from the disposition of Tucson Place, Canton Centre Mall and Gallery at Metrotech and by a reduction of expenses at our hotel properties not noted in the table above of $1,971,000 under pro-rata and $1,232,000 under full consolidation. The balance of the change in operating expenses was generally due to fluctuations in operating costs at mature properties.

Interest expense, under the pro-rata consolidation method decreased during the three months ended October 31, 2001 for the Commercial Group by $157,000 or 0.6%. The decrease under pro-rata consolidation is primarily in connection with asset dispositions during 2000 and 2001. Under the full consolidation method, interest expense for the Commercial Group increased by $1,219,000 or 4.2% over the prior year. The increase under full consolidation is primarily attributable to the opening and acquisition of new properties in 2000 and 2001.

During the nine months ended October 31, 2001, operating expenses for the Commercial Group increased $19,628,000 or 10.2 % over the same period of the prior year under pro-rata consolidation. Under full consolidation during the nine months ended October 31, 2001, operating expenses increased $27,259,000 or 14.2% over the same period of the prior year. The increase in operating expenses was attributable primarily to costs associated with the opening and acquisition of new properties as noted in the table above, higher cost of sales relating to increased land sales activity of $7,727,000 under pro-rata consolidation and project write-offs of $5,863,000 under pro-rata and $7,156,000 under full consolidation. These increases were partially offset by a reduction of operating expenses of $3,440,000 under pro-rata consolidation and $3,885,000 under full consolidation relating to the disposition of Tucson Place, Canton Centre Mall and Gallery at Metrotech of $2,082,000 under pro-rata consolidation and $1,622,000 under full consolidation resulting from reduced expenses at our hotel properties not included in the table above. The balance of the change in operating expenses was generally due to fluctuations in operating costs at mature properties.

Interest expense, under the pro-rata consolidation method decreased during the nine months ended October 31, 2001 for the Commercial Group by $687,000 or 0.8% from the prior year. The decrease under pro-rata consolidation is primarily in connection with asset dispositions in 2000 and 2001. Under the full consolidation method, interest expense for the Commercial Group increased by $ 5,492,000 or 6.4% over the prior year. The increase under full consolidation is primarily attributable to the opening and acquisition of new properties in 2000 and 2001.

Residential Group
The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for the three months ended October 31, 2001 compared to the same period in the prior year (dollars in thousands):

		Quarter					Full
		& Year			Full	Pro-Rata	Consolidation
		Opened/	No. of	Pro-Rata	Consolidation	Operating	Operating
Property	Location	Acquired	Units	Revenues	Revenues	Expenses	Expenses

Consolidated

Pine Cove	Bayshore, NY	Q3 - 2001	85	$23	$28	$26	$33

Mount Vernon Square(a)	Alexandria, VA	Q2 - 2000	1,387	395	404	46	52

Forest Trace(a)	Lauderhill, FL	Q3 - 2000	324	611	611	383	383

Chestnut Grove	Plainview, NY	Q3 - 2000	79	416	519	436	544

Westfield Court(a)	Stamford, CT	Q4 - 2000	167	1,333	1,666	895	1,119

Unconsolidated

Lofts at 1835 Arch	Philadelphia, PA	Q1 - 2001	191	(377)	(377)	N/A (s)	N/A (s)

Arbor Glen	Twinsburg, OH	Q2 - 2001	96	34	(12)	35	N/A

Parkwood Village	Brunswick, OH	Q2 - 2001	204	32	(32)	43	N/A

Settler’s Landing	Streetsboro, OH	Q3 - 2001	152	138	(10)	66	N/A

Willow Court	Forest Hills, NY	Q3 - 2001	84	*	*	*	N/A

Classic Residence By Hyatt	Yonkers, NY	Q3 - 2000	310	273	(63)	197	N/A

Mayfair at Great Neck(a)	Great Neck, NY	Q3 - 2000	144	139	49	115	N/A

Mayfair at Glen Cove(a)	Long Island, NY	Q3 - 2000	79	304	(66)	29	N/A

Total				$3,321	$2,717	$2,271	$2,131

N/A – not applicable – property recorded under equity method of accounting.

N/A (s) — not applicable — syndicated residential property accounted for on the equity method under both pro-rata and full consolidation.

(a)	Acquired property

*	Property opened near the end of the third quarter of 2001 and thus has minimal revenues and operating expenses for the three and nine months ended October 31, 2001.

The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for the nine months ended October 31, 2001 compared to the same period in the prior year (dollars in thousands):

		Quarter					Full
		& Year			Full	Pro-Rata	Consolidation
		Opened/	No.of	Pro-Rata	Consolidation	Operating	Operating
Property	Location	Acquired	Units	Revenues	Revenues	Expenses	Expenses

Consolidated

Pine Cove	Bayshore, NY	Q3 - 2001	85	$105	$131	$26	$33

Mount Vernon Square(a)	Alexandria, VA	Q2 - 2000	1,387	6,475	954	2,092	187

Forest Trace(a)	Lauderhill, FL	Q3 - 2000	324	6,522	6,522	3,968	3,968

Chestnut Grove	Plainview, NY	Q3 - 2000	79	1,865	2,331	1,542	1,927

Westfield Court(a)	Stamford, CT	Q4 - 2000	167	4,067	5,084	2,913	3,641

Unconsolidated

Lofts at 1835 Arch	Philadelphia, PA	Q1 - 2001	191	(613)	(613)	N/A (s)	N/A (s)

Arbor Glen	Twinsburg, OH	Q2 - 2000	96	51	(121)	82	N/A

Parkwood Village	Brunswick, OH	Q2 - 2000	204	32	(45)	49	N/A

Settler’s Landing	Streetsboro, OH	Q3 - 2000	152	299	*	164	N/A

Willow Court	Forest Hills, NY	Q3 - 2001	84	*	*	*	N/A

Classic Residence By Hyatt	Yonkers, NY	Q3 - 2000	310	1,185	(831)	1,523	N/A

Mayfair at Great Neck(a)	Great Neck, NY	Q3 - 2000	144	1,454	175	904	N/A

Mayfair at Glen Cove(a)	Long Island, NY	Q3 - 2000	79	897	268	395	N/A

Total				$22,339	$13,855	$13,658	$9,756

N/A – not applicable – property recorded under equity method of accounting.

N/A (s) — not applicable — syndicated residential property accounted for on the equity method under both pro-rata and full consolidation.

(a)	Acquired property

*	Property opened near the end of the third quarter of 2001 and thus has minimal revenue and expenses for the three and nine months ended October 31, 2001.

Revenues — Revenues for the Residential Group increased by $18,046,000, or 42.9% for the three months ended October 31, 2001, under pro-rata consolidation, over the same period in the prior year. Under full consolidation, revenues for the Residential Group increased by $18,195,000 or 59.3% for the three months ended October 31, 2001 over the same period in the prior year. These increases were the result, in part, of increases in revenues for the acquisitions made and properties opened as noted in the table above. Revenues also increased as a result of the reversal of reserves for notes receivable at six Federally-subsidized housing properties of $10,152,000 under both pro-rata and full consolidation. The remaining increases in revenue of approximately $4,573,000 under pro-rata and $5,326,000 under full consolidation were generally due to overall improved results of mature properties.

Revenues for the Residential Group increased by $42,138,000, or 36.4% for the nine months ended October 31, 2001, under pro-rata consolidation, over the same period in the prior year. Under full consolidation, revenues for the Residential Group increased by $36,314,000 or 40.0% for the nine months ended October 31, 2001 over the same period in the prior year. These increases were primarily the result of the acquisitions made and properties opened as noted in the table above. Additionally, there was an increase of $10,152,000 for both pro-rata and full consolidation due to the reversal of reserves for notes receivable. An additional increase was noted for a gain on the disposition of Chapel Hill Towers, a mid-rise apartment complex in Akron, Ohio, ($5,033,000) that was recognized in income from unconsolidated subsidiaries under full consolidation. Additional increases in revenues were reported under both pro-rata and full consolidation of $2,958,000 for Enclave and $2,455,000 for Grand.

The remaining increases in revenue of approximately $4,234,000 under pro-rata and $1,213,000 under full consolidation was generally due to overall improved results of mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group increased during the three months ended October 31, 2001 compared to the same period in the prior year by $7,289,000 or 34.4% under pro-rata consolidation and $7,742,000 or 56.6% for full consolidation. These increases were primarily the result of the acquisitions made and properties opened during 2000 and 2001 as noted in the table above. An additional increase was noted of $3,248,000 under pro-rata consolidation and $3,294,000 under full consolidation for development project write-offs. The balance of the increases of $1,770,000 under pro-rata consolidation and $2,317,000 under full consolidation were generally due to increased operating costs of mature properties.

Under the pro-rata consolidation method, interest expense for the three months ended October 31, 2001 increased by $823,000 or 9.3%, over the same period in the prior year. Under the full consolidation method, interest expense increased by $577,000 or 11.6% for the three months ended October 31, 2001 over the same period in the prior year. The increase in interest expense is primarily the result of acquisition and opening of new properties.

Operating expenses for the Residential Group increased during the nine months ended October 31, 2001 compared to the same period in the prior year by $31,134,000 or 68.3% under pro-rata consolidation and $26,412,000 or 97.1% under full consolidation. This increase is primarily due to a reduction in the reserve for the collection of a note receivable in the nine months ended October 31, 2000 from Millender Center of $10,775,000 under both pro-rata and full consolidation. Excluding the effects of the reduction in the reserve for the note receivable from Millender Center, operating expenses for the nine months ended October 31, 2001 increased $20,359,000 or 44.7% under pro-rata and $15,637,000 or 57.5% under full consolidation over the same period of the prior year. This increase is primarily the result of acquisitions made and properties opened during 2000 and 2001 as noted in the table above. In addition, development project write-offs increased $3,248,000 and $3,294,000 under pro-rata consolidation and full consolidation, respectively. The balance of the increases of $3,453,000 under pro-rata consolidation and $2,587,000 under full consolidation was generally due to increased operating costs of mature properties.

Under the pro-rata consolidation method, interest expense for the nine months ended October 31, 2001 increased by $9,026,000 or 41.9%, over the same period in the prior year. Under the full consolidation method, interest expense increased by $4,814,000 or 36.5% for the nine months ended October 31, 2001 over the same period in the prior year. The increase in interest expense is primarily the result of acquisition and opening of new properties.

Land Group
Revenues – Beginning in 2000, the Central Station project in Chicago, Illinois and the Stapleton project in Denver, Colorado, are reported in the Land Group. Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings.

Revenues for the Land Group increased by $4,587,000 in the three months ended October 31, 2001 compared to the same period in the prior year under pro-rata consolidation. This increase is primarily due to the addition of revenues from Stapleton ($6,955,000) and increases in revenues from Central Station ($4,688,000), Case Road in North Ridgeville, Ohio ($2,930,000) and Chestnut Lakes in Elyria, Ohio ($2,220,000) compared to the third quarter of 2000. These increases were partially offset by a decrease in revenue from Caldwell Road in Charlotte, North Carolina ($3,573,000), Quincy Road in Cleveland, Ohio ($2,750,000), Seven Hills in Henderson, Nevada ($1,750,000), Westwood Lakes in Tampa, Florida ($1,141,000), Canterberry Crossing in Parker, Colorado ($1,078,000), The Cascades in Brooklyn, Ohio ($950,000), Abrams in Twinsburg, Ohio ($594,000) and Solon Estates in Solon, Ohio ($133,000).

Revenues for the Land Group increased by $9,178,000 in the three months ended October 31, 2001 compared to the same period in the prior year under the full consolidation method. This increase is primarily due to the addition of revenues from Stapleton ($7,624,000), increases in revenues from Central Station ($3,860,000), Case Road ($2,930,000), Chestnut Lakes ($2,220,000) and an increase in equity of unconsolidated entities ($1,841,000) primarily from Seven Hills. These increases were partially offset by decreases from Caldwell Road, ($3,573,000), Quincy Road ($2,750,000), Westwood Lakes ($1,141,000), The Cascades ($950,000), Abrams ($594,000) and Solon Estates ($133,000).

Revenues for the Land Group increased by $5,789,000 in the nine months ended October 31, 2001 compared to the same period in the prior year under pro-rata consolidation. This increase is primarily due to the addition of revenues from Stapleton ($8,336,000) and an increase in revenues compared to the third quarter of 2000 from Central Station ($9,339,000), Case Road ($2,930,000) and Chestnut Lakes ($2,220,000). These increases were partially offset by a decrease in revenue from Caldwell Road ($3,573,000), Westwood Lakes ($2,895,000), Quincy Road ($2,750,000), Seven Hills ($2,718,000), Canterberry Crossing ($2,120,000), The Cascades ($950,000), Abrams ($594,000) and Solon Estates ($509,000).

Revenues for the Land Group increased by $14,141,000 in the nine months ended October 31, 2001 compared to the same period in the prior year under the full consolidation method. This increase is primarily due to the addition of revenues from Stapleton ($9,096,000) and the increase in revenues from Central Station ($7,856,000), Case Road ($2,930,000), Chestnut Lakes ($2,220,000) and an increase in equity of unconsolidated entities ($4,344,000) primarily from Seven Hills. These increases were partially offset by decreases in revenue from Caldwell Road ($3,573,000), Westwood Lakes ($2,895,000), Quincy Road ($2,750,000), The Cascades ($950,000), Abrams ($594,000) and Solon Estates ($509,000).

Operating and Interest Expenses — The fluctuation in Land Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses decreased by $2,693,000 for the three months ended October 31, 2001 compared to the same period in the prior year under the pro-rata consolidation method. This decrease is primarily due to lower land sales at Caldwell Road ($2,273,000), Westwood Lakes ($1,722,000), Silver Canyon ($2,808,000), Quincy Road ($1,415,000), The Cascades ($955,000), Canterberry Crossing ($352,000), Abrams ($351,000) and Solon Estates ($95,000). These decreases are partially offset by an increase in costs relating increases to Stapleton ($3,349,000), Central Station ($1,190,000), Case Road ($1,799,000) and Chestnut Lakes ($1,246,000).

Operating expenses increased by $1,431,000 for the three months ended October 31, 2001 compared to the same period in the prior year under the full consolidation method. This increase is due to an increase in costs at Stapleton ($3,709,000), Central Station ($381,000), Case Road ($1,799,000) and Chestnut Lakes ($1,246,000). This increase is partially offset by a decrease in costs of sales relating to lower land sales at Caldwell Road ($2,273,000), Westwood Lakes ($1,722,000), Quincy Road ($1,415,000), The Cascades ($955,000), Abrams ($351,000) and Solon Estates ($95,000).

Interest expense decreased for the three months ended October 31, 2001 compared to the same period in the prior year by $191,000 and $33,000 under the pro-rata consolidation and full consolidation methods, respectively. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Group.

Operating expenses decreased by $6,774,000 in the nine months ended October 31, 2001 compared to the same period in the prior year under the pro-rata consolidation method. This decrease is primarily due to a decrease in costs relating to lower land sales at Westwood Lakes ($3,024,000), Caldwell Road ($2,273,000), Quincy Road ($1,415,000), Canterberry Crossing ($1,187,000), The Cascades ($971,000), Solon Estates ($355,000), Abrams ($351,000), and Silver Canyon ($6,404,000). These decreases were partially offset by increases at Stapleton ($4,705,000), Central Station ($2,287,000), Case Road ($1,799,000) and Chestnut Lakes ($1,179,000).

Operating expenses increased by $1,026,000 in nine months ended October 31, 2001 compared to the same period in the prior year under the full consolidation method. This increase is due to increased costs at Stapleton ($5,204,000), Central Station ($804,000), Case Road ($1,799,000), and Chestnut Lakes ($1,179,000). These increases were partially offset by a decrease in costs of sales relating to lower land sales at Westwood Lakes ($3,024,000), Caldwell Road ($2,273,000), Quincy Road ($1,415,000), The Cascades ($971,000), Solon Estates ($355,000) and Abrams ($351,000).

Interest expense decreased in the nine months ended October 31, 2001 compared to the same period in the prior year by $1,635,000 and $1,345,000 under the pro-rata consolidation and full consolidation methods, respectively. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Group.

Lumber Trading Group
Revenues — Revenues for the Lumber Trading Group increased by $832,000 for the three months ended October 31, 2001 compared to the same period in the prior year. Revenues for the Lumber Trading Group increased by $8,820,000 for the nine months ended October 31, 2001 compared to the same period in the prior year. The increases are due to significantly increased lumber trading margins that resulted from improved market conditions.

Operating and Interest Expenses — Operating expenses for the Lumber Trading Group increased by $1,267,000 for the three months ended October 31, 2001 compared to the same period in the prior year. Operating expenses for the Lumber Trading Group increased by $6,886,000 for the nine months ended October 31, 2001 compared to the same period in the prior year. These increases are primarily due to increased variable expenses, principally traders’ commissions, due to increased lumber trading margins compared to 2000. Interest expense decreased by $536,000 in the third quarter of 2001 compared to the same period in the prior year, and decreased $1,889,000 for the nine months ended October 31, 2001 compared to the same period in the prior year. This decrease is due to a reduction in both the amount of borrowing levels and interest rates.

Corporate Activities
Revenues — Corporate Activities’ revenues decreased $17,000 for the three months ended October 31, 2001 and $180,000 in the nine months ended October 31, 2001 compared to the same period in the prior year. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by the Company and vary from year to year depending on interest rates and the amounts of loans outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities decreased $114,000 for the three months ended October 31, 2001 and increased $1,456,000 for the nine months ended October 31, 2001 compared to the same periods in the prior year. This variance represents a fluctuation in general corporate expenses. Interest expense decreased $1,225,000 in the third quarter of 2001, and $1,281,000 in the nine months ended October 31, 2001 compared to the same periods in the prior year. Corporate Activities’ interest expense consists primarily of interest expense on the Company’s 8.50% Senior Notes and a portion of borrowings under the revolving credit agreement that has not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Other Transactions
Provision for Decline in Real Estate — During both the three and nine months ended October 31, 2001, the Company recorded a Provision for Decline in Real Estate totaling $7,452,000, or $5,127,000 net of estimated taxes, representing the adjustment to fair market value of land held by the Commercial and Residential Groups.

During the nine months ended October 31, 2000, the Company recorded a Provision for Decline in Real Estate of $1,231,000, or $744,000 net of estimated taxes, related to the write-down to estimated fair value, less cost to sell, of Canton Centre Mall.

Gain on Disposition of Operating Properties and Other Investments — During the nine months ended October 31, 2001, the Company recorded gains on the disposition of operating properties and other investments totaling $91,224,000 or $55,121,000 net of estimated taxes. The Company recognized gains on the disposition of two shopping centers, Bowling Green Mall, located in Bowling Green, Kentucky, of $1,892,000 and Tucson Mall, located in Tucson, Arizona, of $86,096,000 both structured as tax-deferred exchanges.

The Company also recognized gains on the disposition of three apartment communities, all structured as tax-deferred exchanges: Whitehall Terrace, located in Kent, Ohio, for $1,105,000, Peppertree, located in College Station, Texas, for $1,682,000 and Palm Villas, located in Henderson, Nevada, for $7,259,000. A loss of $1,010,000 was recognized on the sale of The Oaks, an apartment community located in Bryan, Texas. The Company also recognized a loss from the sale of available-for-sale equity securities of $1,321,000 and a loss on other investments totaling $4,479,000.

During the nine months ended October 31, 2000, the Company recorded gains on the disposition of operating properties and other investments totaling $57,467,000 or $33,966,000 net of estimated taxes. The Company recognized gains on dispositions of two apartment communities in California: $26,241,000 for Studio Colony and $578,000 for Highlands, and the disposition of Tucson Place, a specialty retail center in Tucson, Arizona for $8,594,000. The Studio Colony disposition was structured as a tax-deferred exchange. The Company also recognized non-recurring gains totaling $22,054,000 from the sale of available-for-sale equity securities.

Extraordinary Loss — During the nine months ended October 31, 2001, the Company recorded an extraordinary loss, net of tax of $233,000 ($386,000 pre-tax) representing the impact of early extinguishment of nonrecourse debt. The Company recognized an extraordinary gain, net of tax, of $637,000 ($1,054,000 pre-tax) in the first quarter of 2001 related to Enclave, a residential property located in San Jose, California and an extraordinary loss, net of tax of $870,000 ($1,440,000 pre-tax) in the third quarter of 2001 related to Mount Vernon, a residential property located in Alexandria, Virginia.

Cumulative Effect of a Change in Accounting Principle — On February 1, 2001, the Company recorded a cumulative effect of a change in accounting principle of ($1,202,000), net of tax, representing a one-time transition adjustment related to the Company’s adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Income Taxes — Income tax expense for the third quarter of 2001 and 2000 totaled $44,460,000 and $8,347,000, respectively. Income tax expense for the nine months ended October 31, 2001 and 2000 totaled $59,797,000 and $19,037,000, respectively. Included in the tax expense recorded in 2000 is a reversal of a portion of a deferred tax liability recorded in 1994 relating to the cancellation of debt income of Park Labrea Towers, a residential property which was sold that same year. The Company reversed a portion of this deferred tax liability and recognized a deferred tax benefit of $23,589,000 for the nine months ended October 31, 2000.

At January 31, 2001, the Company had a net operating loss carryover of $10,026,000 and alternative minimum tax credits of $31,289,000. The alternative minimum tax credits have the potential to reduce the tax on $208,700,000 of regular taxable income from a 35% to a 20% rate and have no expiration date. The Company also seeks to defer tax on the gain from property dispositions by reinvesting the proceeds in additional properties as permitted by Section 1031 of the Internal Revenue Code. The Company has used this strategy in a majority of dispositions over the past four years and expects to continue the practice in the future. The Company continually examines other avenues to minimize taxes.

EBDT — Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) is defined as net earnings before extraordinary items, excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) beginning in the year ended January 31, 2001, the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City, for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate; and v) cumulative effect of change in accounting principle (net of tax). The provision for decline in real estate is excluded from EBDT because it is a non-cash item that varies from year to year based on factors unrelated to the Company’s overall financial performance. The Company excludes gain (loss) on the disposition of operating properties and other investments from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of operating properties and other investments, other than commercial land and airrights or land held by the Land Group, as nonrecurring items. Extraordinary items are generally the result of early extinguishment and restructuring of nonrecourse debt obligations and are not considered to be a component of the Company’s operating results. The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are non-cash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are non-cash items. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies.

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

Stock Offering — On September 28, 2001, the Company sold 3,900,000 shares of Class A common stock at an initial price of $32.23 per share on a post split basis and realized net proceeds, after offering costs, of $117,885,000. The proceeds were used primarily to reduce borrowings under the revolving credit facility by $104,000,000.

Revolving Credit Facility — At October 31, 2001, the Company had $110,000,000 outstanding under its revolving credit facility. The Company’s revolving credit facility matures March 31, 2003, unless extended, and allows for up to a combined amount of $30,000,000 in outstanding letters of credit or surety bonds ($10,456,000 and $9,675,000 outstanding at October 31, 2001, respectively). The outstanding letters of credit reduce the credit available to the Company. Annually, within 60 days of January 31, the revolving credit facility may be extended by unanimous consent of the participating banks. At its maturity date, the outstanding revolving credit loans, if any, may be converted by the Company to a four-year term loan. At October 31, 2001, the revolving credit line was $252,500,000. The revolving credit available is reduced quarterly by $2,500,000.

The revolving credit facility provides, among other things, for: 1) interest rates of 2.125% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined); and 3) restriction on dividend payments and stock repurchases.

To protect against variable interest rates on the revolving credit facility, the Company has purchased LIBOR interest rate caps at an average rate of 6.86% for 2001 and 7.75% for 2002 at notional amounts of $65,593,000 and $54,161,000, respectively, and LIBOR swaps at an average rate of 4.38% for 2001 and 2002 at notional amounts of $100,000,000 and $75,000,000, respectively.

Lumber Trading Group — The Lumber Trading Group is financed separately from the rest of the Company’s strategic business units. The financing obligations of Lumber Trading Group are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings — The Company is actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2001 and 2002, generally pursuing long-term fixed-rate debt. During the nine months ended October 31, 2001, the Company completed the following financings:

	Full	Pro-Rata
Purpose of Financing	Consolidation	Consolidation

	(in thousands)
Refinancings	$244,200	$268,433

Development projects (commitment)	147,900	257,077

Loan extensions	76,202	73,144

Acquisitions	14,006	13,826

Other fundings	1,116	14,760

	$483,424	$627,240

Reduction of mortgage debt due to property dispositions	$111,952	$95,869

Interest Rate Exposure

At October 31, 2001, the composition of nonrecourse mortgage debt was as follows:

				Plus
			Less	Unconsolidated
	Full		Minority	Investments	Pro-Rata
	Consolidation	Rate (1)	Interest	at Pro-Rata	Consolidation	Rate (1)

	(dollars in thousands)
Fixed	$1,550,970	7.48%	$254,682	$502,069	$1,798,357	7.55%

Variable Taxable(2)	851,301	5.46%	197,227	189,280	843,354	5.44%

Tax-Exempt	54,150	3.37%	5,638	63,799	112,311	3.13%

UDAG	68,794	1.71%	10,601	11,862	70,055	2.71%

	$2,525,215	6.56%	$468,148	$767,010	$2,824,077	6.62%

(1)	The weighted average interest rates shown above include both the base index and the lender margin.

(2)	The $851,301 at full consolidation and $843,354 at pro-rata consolidation of taxable variable rate debt is protected with LIBOR swaps and caps as described below. These LIBOR-based hedges protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2002.

Debt related to projects under development at October 31, 2001 is as follows:

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)
Variable (1)	$77,449	$7,597	$60,685	$130,537

Fixed	1,351	357	10,992	11,986

Total	$78,800	$7,954	$71,677	$142,523

Commitment from lenders	$243,144	$28,427	$107,096	$321,813

(1)	This includes tax-exempt debt which is $16,000,000 at full consolidation and $30,650,000 at pro-rata.

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

The Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for its nonrecourse mortgage debt portfolio as follows:

	Full Consolidation

	Caps		Swaps (1)

		Average		Average
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)
11/01/01 - 02/01/02	$717,498	7.09%	$476,734	4.10%

02/01/02 - 02/01/03	608,255	7.52%	184,437	4.26%

02/01/03 - 02/01/04	431,900	7.52%

02/01/04 - 02/01/05	168,400	8.00%

02/01/05 - 02/01/06	133,900	8.00%

	Pro-Rata Consolidation

	Caps		Swaps (1)

		Average		Average
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)
11/01/01 - 02/01/02	$839,924	7.10%	$452,270	4.13%

02/01/02 - 02/01/03	644,432	7.62%	193,757	4.33%

02/01/03 - 02/01/04	450,665	7.64%

02/01/04 - 02/01/05	263,638	8.00%

02/01/05 - 02/01/06	155,600	8.00%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.

The interest rate hedges summarized in the tables above were purchased to mitigate short-term variable interest rate risk. The Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options. For 2001 and 2002, we currently own $377,400,000 at full consolidation and $245,200,000 at pro-rata of Treasury Options that have a weighted average strike rate that is approximately 200 basis points over the current 10-year Treasury and thus have only limited value remaining.

The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.60% and has not exceeded 7.90%.

Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company’s taxable variable-rate debt by approximately $4,200,000 at October 31, 2001. This increase is net of the protection provided by the interest rate swaps and long-term LIBOR contracts in place as of October 31, 2001. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost of the Company’s tax-exempt variable-rate debt by approximately $3,300,000.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with two revolving lines of credit and an asset securitization facility.

At October 31, 2001, Lumber Trading Group’s two revolving lines of credit totaled $86,000,000, expiring June 30, 2002. These credit lines are secured by the assets of the Lumber Trading Group and are used to finance its working capital needs. At October 31, 2001, $4,028,000 was outstanding under these revolving lines of credit.

In July 1999, the Lumber Trading Group entered into a three-year agreement (the “Agreement”) under which it is selling an undivided interest in a pool of receivables up to a maximum of $102,000,000 to a large financial institution (the “Financial Institution”). The agreement expires in July 2002. Sales under the agreement are nonrecourse to the Company. The Company bears no risk regarding the collectability of the accounts receivable once sold and cannot modify the pool of receivables. At October 31, 2001 and 2000, the financial institution held an interest of $35,000,000 and $49,000,000, respectively, in the pool of receivables. Sales of accounts receivable have averaged $48,000,000 and $64,000,000 per month during the nine months ended October 31, 2001 and 2000, respectively.

These credit facilities are without recourse to the Company. The Company believes that the amounts available under these credit facilities will be sufficient to meet the Lumber Trading Group’s liquidity needs.

Cash Flows — Pro-rata Consolidation

Net cash provided by operating activities was $33,903,000 for the nine months ended October 31, 2001 compared to $112,173,000 for the nine months ended October 31, 2000. The decrease in net cash provided by operating activities is the result of an increase of $75,184,000 in operating expenditures (primarily from an increase in operating expenses from newly-opened and acquired properties), a decrease in rents and other revenues received of $9,892,000 primarily due to an increase in notes and accounts receivable in Lumber Trading Group and an increase in interest paid of $412,000. These decreases were partially offset by a decrease in land development expenditures of $6,060,000 and an increase in proceeds from land sales of $1,158,000.

Net cash used in investing activities was $209,469,000 for the nine months ended October 31, 2001 compared to $263,869,000 for the nine months ended October 31, 2000. Capital expenditures, other than development and acquisition activities, totaled $48,312,000 and $32,550,000 (including both recurring and investment capital expenditures) for the nine months ended October 31, 2001 and 2000, respectively, and were financed with cash provided from operating activities and cash on hand at the beginning of the year. The Company invested $349,699,000 and $359,344,000 in acquisition and development of real estate projects in the nine months ended October 31, 2001 and 2000, respectively. The Company invested $9,260,000 and $6,146,000 in investments and advances to affiliates in the nine months ended October 31, 2001 and 2000, respectively and were primarily related to New York City area urban retail development. These expenditures were financed with approximately $123,000,000 and $294,000,000 in new nonrecourse mortgage indebtedness incurred in the nine months ended October 31, 2001 and 2000, respectively, borrowings on the revolving credit facility and, in 2001, proceeds from the sale of common stock through a public offering of $117,885,000 (of which $104,000,000 was used to reduce borrowings under the revolving credit facility). During the nine months ended October 31, 2001, the Company collected $197,802,000 from the sale of Bowling Green Mall and Chapel Hill Mall, both specialty retail centers, Chapel Hill Towers, Whitehall Terrace, Peppertree, Palm Villas and The Oaks, residential apartment properties, all of which were partially used to reduce total mortgage debt by $95,869,000. During the nine months ended October 31, 2000, the Company collected $134,171,000 in proceeds from dispositions of two residential apartment properties, Studio Colony and Highlands, one specialty retail center, Tucson Place, and the sale of available-for-sale equity securities all of which were partially used to reduce total mortgage debt by $117,600,000 (see “Mortgage Financings”).

Net cash provided by financing activities totaled $208,485,000 for the nine months ended October 31, 2001 and $123,524,000 in the nine months ended October 31, 2000. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Financings” and borrowings under new mortgage indebtedness for acquisition and development activities and proceeds from the issuance of common stock is included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the nine months ended October 31, 2001 also reflects repayment of borrowings under the long-term credit facility of $104,000,000 from the proceeds of the sale of common stock, net increase in notes payable of $932,000 primarily from the Lumber Trading Group, an increase in restricted cash of $26,559,000 (primarily related to Foley Square, a residential project in Manhattan, New York and the Stapleton project in Denver, Colorado), a decrease in book overdrafts (representing checks issued but not yet paid) of $10,094,000, payment of deferred financing costs of $10,695,000, exercise of stock options of $3,909,000 and payment of dividends of $5,741,000. Net cash provided by financing activities for the nine months ended October 31, 2000 also reflected a decrease in restricted cash of $6,379,000, primarily from the release of the collateral deposit held for the acquisition of Mount Vernon Square, a 1,387-unit residential community in Alexandria, Virginia. Additionally, net cash used in financing activities for the nine months ended October 31, 2000 also reflected a decrease in book overdrafts of $57,308,000, a net decrease of $26,733,000 in notes payable (primarily comprised of a $26,463,000 reduction in borrowings outstanding against the line of credit in the Lumber Trading Group), payment of deferred financing costs of $16,581,000 and payment of $4,806,000 of dividends.

Cash Flows — Full Consolidation

Net cash provided by operating activities was $35,713,000 for the nine months ended October 31, 2001 and $104,251,000 for the nine months ended October 31, 2000. The decrease in net cash provided by operating activities is the result of an increase in operating expenditures of $64,591,000 (primarily from an increase in operating expenses from newly-opened and acquired properties), an increase of $8,613,000 in land development expenditures and an increase of $4,857,000 in interest paid. These decreases were partially offset by an increase in rents and other revenues received of $6,085,000, an increase in cash distributions from operations of unconsolidated entities of $3,013,000 and an increase in proceeds from land sales of $425,000.

Net cash used in investing activities was $137,193,000 for the nine months ended October 31, 2001 and $265,194,000 for the nine months ended October 31, 2000. Capital expenditures totaled $297,095,000 and $375,037,000 in the nine months ended October 31, 2001 and 2000, respectively, and were financed with cash provided from operating activities, approximately $58,000,000 and $274,000,000 in new nonrecourse mortgage indebtedness incurred in the nine months ended October 31, 2001 and 2000, respectively, net borrowings under the revolving credit facility, cash on hand at the beginning of the year, and in 2001, net proceeds of $117,885,000 from the sale of common stock through a public offering of which $104,000,000 was used to reduce the revolving credit facility. During the nine months ended October 31, 2001, the Company collected $190,011,000 from the sale of Bowling Green Mall and Chapel Hill Mall, both specialty retail centers, Whitehall Terrace, Peppertree, Palm

Villas and The Oaks, residential apartment properties all of which were partially used to reduce total mortgage debt by $111,952,000 (see “Mortgage Financings”). Additionally, the Company invested $30,109,000 in investments in and advances to real estate affiliates primarily related to New York City area urban retail development ($14,191,000) and four commercial retail centers: Mall at Stonecrest in Atlanta, Georgia ($1,896,000), Mall at Robinson in Pittsburgh, Pennsylvania ($949,000), Short Pump Town Center in Richmond, Virginia ($7,258,000) and Showcase in Las Vegas, Nevada ($1,992,000). During the nine months ended October 31, 2000, $131,468,000 was collected in proceeds from dispositions of two residential apartment properties, Studio Colony and Highlands, one specialty retail center, Tucson Place, and the sale of available-for-sale equity securities all of which were partially used to reduce total mortgage debt by $126,254,000 and invested $21,625,000 in investments in and advances to real estate affiliates which were primarily related to the New York City urban retail development.

Net cash provided by financing activities totaled $127,914,000 for the nine months ended October 31, 2001 and $144,815,000 in the nine months ended October 31, 2000. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Financings”, borrowings under new mortgage indebtedness for acquisition and development activities and the proceeds on the issuance of the public stock offering are included in the preceding paragraph discussing net cash used in investing activities. Net cash provided by financing activities for the nine months ended October 31, 2001 also reflects a repayment of borrowings under the long-term credit facility of $104,000,000 from the proceeds of the sale of common stock, an increase in restricted cash of $13,611,000 primarily related to the Stapleton project, an decrease in book overdrafts of $9,969,000 (representing checks issued but not yet paid), payment of deferred financing costs of $10,600,000, payment of $5,741,000 of dividends, net increase in notes payable of $5,714,000 primarily relating to an increase in net borrowings under the Lumber Trading Group’s lines of credit, exercise of stock options of $3,909,000 and an increase of $14,586,000 in minority interest. Net cash provided by financing activities for the nine months ended October 31, 2000 also reflected a decrease in book overdrafts of $57,326,000, payment of deferred financing costs of $25,531,000, a net decrease in notes payable of $21,377,000 primarily relating to a decrease in net borrowings under Lumber Trading Group’s lines of credit, a decrease in restricted cash of $6,984,000 primarily as a result of the release of the collateral deposit held for the acquisition of Mount Vernon Square, payment of $4,806,000 of dividends and a decrease in minority interest of $4,700,000.

STOCK SPLIT

On September 4, 2001, the Board of Directors declared a three-for-two stock split of the Company’s Class A and Class B common stock effective November 14, 2001 to shareholders of record on October 31, 2001. The stock split was effected as a stock dividend. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statement of Shareholders’ Equity by transferring the par value of the additional shares issued from the additional paid-in capital account to the common stock accounts. All share and per share data included in this quarterly report have been restated to reflect the stock split.

INCREASED DIVIDENDS

The Company pays regular quarterly dividends on shares of its Class A and Class B Common Stock. During 2001, the Company paid regular quarterly dividends of $.04 per share (post-split) on June 15, 2001 and $.0467 (post-split) on September 19, 2001, and will pay dividends of $.05 per share on December 17, 2001. On December 6, 2001 the Company declared a regular quarterly dividend of $.05 per share payable on March 15, 2002 to shareholders of record at the close of business on March 1, 2002.

LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business. The Company’s General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the Company.

RECENT DEVELOPMENTS

The Company owns 67.19% of Granite Development Partners, L.P. (“Granite”), a land developer whose primary development is the Seven Hills project in Henderson, Nevada. In November, 2001 the Company purchased 27.6% of Granite’s total outstanding 10.83% unsecured senior notes payable from an independent third party. Notes having a face value of $9,379,000 were purchased at an 18% discount. The maturity date of the notes is November 15, 2003, with interest payable semiannually on May 15 and November 15.

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

In October 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. It retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The new standard becomes effective for the Company for the year ending January 31, 2003. The Company does not expect this pronouncement to have a material impact on the Company’s financial position results of operations, or cash flows.

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

FOREST CITY ENTERPRISES, INC.

Earnings Before Depreciation, Amortization and Deferred Taxes
For the Third Quarter Ended October 31, 2001
(in thousands)

	Commercial Group 2001				Residential Group 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$139,745	$27,000	$25,327	$138,072	$47,530	$1,583	$14,063	$60,010
Exclude straight-line rent adjustment	(3,120)	—	—	(3,120)	—	—	—	—
Add back equity method depreciation expense	2,701	—	(2,701)	—	1,333	—	(1,206)	127

Adjusted revenues	139,326	27,000	22,626	134,952	48,863	1,583	12,857	60,137
Operating expenses, including depreciation and amortization for non-real estate Groups	80,715	16,423	17,163	81,455	21,421	1,279	8,318	28,460
Exclude straight-line rent adjustment	(1,411)	—	—	(1,411)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	79,304	16,423	17,163	80,044	21,421	1,279	8,318	28,460
Gain on disposition recorded on equity method	674	—	(674)	—	(26)	—	26	—
Minority interest in earnings before depreciation and amortization	2,185	2,185	—	—	(37)	(37)	—	—
Interest expense	30,066	8,392	6,137	27,811	5,545	341	4,513	9,717
Income tax provision	2,317	—	—	2,317	463	—	—	463

	114,546	27,000	22,626	110,172	27,366	1,583	12,857	38,640

Earnings before depreciation, amortization and deferred taxes (EBDT)	$24,780	$—	$—	$24,780	$21,497	$—	$—	$21,497

	Land Group 2001				Lumber Trading Group 2001

Revenues	$18,310	$669	$5,833	$23,474	$27,034	$—	$—	$27,034
Operating expenses, including depreciation and amortization for non-real estate Groups	7,843	360	5,188	12,671	25,532	—	—	25,532
Minority interest in earnings before depreciation and amortization	309	309	—	—	—	—	—	—
Interest expense	545	—	645	1,190	660	—	—	660
Income tax provision	3,881	—	—	3,881	690	—	—	690

	12,578	669	5,833	17,742	26,882	—	—	26,882

Earnings before depreciation, amortization and deferred taxes (EBDT)	$5,732	$—	$—	$5,732	$152	$—	$—	$152

	Corporate Activities 2001				Total 2001

Revenues	$42	$—	$—	$42	$232,661	$29,252	$45,223	$248,632
Exclude straight-line rent adjustment	—	—	—	—	(3,120)	—	—	(3,120)
Add back equity method depreciation expense	—	—	—	—	4,034	—	(3,907)	127

Adjusted revenues	42	—	—	42	233,575	29,252	41,316	245,639
Operating expenses, including depreciation and amortization for non-real estate Groups	4,437	—	—	4,437	139,948	18,062	30,669	152,555
Exclude straight-line rent adjustment	—	—	—	—	(1,411)	—	—	(1,411)

Operating expenses excluding straight-line rent adjustment	4,437	—	—	4,437	138,537	18,062	30,669	151,144
Gain disposition recorded on equity method	—	—	—	—	648	—	(648)	—
Minority interest in earnings before depreciation and amortization	—	—	—	—	2,457	2,457	—	—
Interest expense	7,207	—	—	7,207	44,023	8,733	11,295	46,585
Income tax (benefit) provision	(2,704)	—	—	(2,704)	4,647	—	—	4,647

	8,940	—	—	8,940	190,312	29,252	41,316	202,376

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(8,898)	$—	$—	$(8,898)	$43,263	$—	$—	$43,263

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$43,263	$—	$—	$43,263
Depreciation and amortization — Real Estate Groups					(23,292)	—	—	(23,292)
Deferred taxes — Real Estate Groups					(6,278)	—	—	(6,278)
Straight-line rent adjustment					1,709	—	—	1,709
Provision for decline in real estate, net of tax					(5,127)	(1,574)	—	(3,553)
Minority interest in provision for decline in real estate					1,574	1,574	—	—
Gain on disposition of operating properties and other investments, net of tax					54,357	—	392	54,749
Gain on disposition reported on equity method					392	—	(392)	—
Extraordinary loss, net of tax					(870)	—	—	(870)

Net earnings					$65,728	$—	$—	$65,728

FOREST CITY ENTERPRISES, INC.

Earnings Before Depreciation, Amortization and Deferred Taxes
For the Nine Months Ended October, 2001
(in thousands)

	Commercial Group 2001				Residential Group 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$416,549	$84,702	$65,884	$397,731	$120,944	$4,359	$40,873	$157,458

Exclude straight-line rent adjustment	(8,606)	—	—	(8,606)	—	—	—	—

Add back equity method depreciation expense	8,011	—	(8,011)	—	6,268	—	(5,835)	433

Adjusted revenues	415,954	84,702	57,873	389,125	127,212	4,359	35,038	157,891

Operating expenses, including depreciation and amortization for non-real estate Groups	223,264	46,833	40,047	216,478	53,618	3,419	26,500	76,699

Exclude straight-line rent adjustment	(3,912)	—	—	(3,912)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	219,352	46,833	40,047	212,566	53,618	3,419	26,500	76,699

Gain on disposition recorded on equity method	674	—	(674)	—	5,007	—	(5,007)	—

Minority interest in earnings before depreciation and amortization	12,290	12,290	—	—	(55)	(55)	—	—

Interest expense	91,223	25,579	18,500	84,144	17,996	995	13,545	30,546

Income tax provision	8,108	—	—	8,108	6,062	—	—	6,062

	331,647	84,702	57,873	304,818	82,628	4,359	35,038	113,307

Earnings before depreciation, amortization and deferred taxes (EBDT)	$84,307	$—	$—	$84,307	$44,584	$—	$—	$44,584

	Land Group 2001				Lumber Trading Group 2001

Revenues	$27,946	$760	$16,061	$43,247	$88,963	$—	$—	$88,963

Operating expenses, including depreciation and amortization for non-real estate Groups	13,368	498	14,249	27,119	81,348	—	—	81,348

Minority interest in earnings before depreciation and amortization	262	262	—	—	—	—	—	—

Interest expense	760	—	1,812	2,572	2,584	—	—	2,584

Income tax provision	7,245	—	—	7,245	2,333	—	—	2,333

	21,635	760	16,061	36,936	86,265	—	—	86,265

Earnings before depreciation, amortization and deferred taxes (EBDT)	$6,311	$—	$—	$6,311	$2,698	$—	$—	$2,698

	Corporate Activities 2001				Total 2001

Revenues	$205	$—	$—	$205	$654,607	$89,821	$122,818	$687,604

Exclude straight-line rent adjustment	—	—	—	—	(8,606)	—	—	(8,606)

Add back equity method depreciation expense	—	—	—	—	14,279	—	(13,846)	433

Adjusted revenues	205	—	—	205	660,280	89,821	108,972	679,431

Operating expenses, including depreciation and amortization for non-real estate Groups	12,894	—	—	12,894	384,492	50,750	80,796	414,538

Exclude straight-line rent adjustment	—	—	—	—	(3,912)	—	—	(3,912)

Operating expenses excluding straight-line rent adjustment	12,894	—	—	12,894	380,580	50,750	80,796	410,626

Gain disposition recorded on equity method	—	—	—	—	5,681	—	(5,681)	—

Minority interest in earnings before depreciation and amortization	—	—	—	—	12,497	12,497	—	—

Interest expense	22,626	—	—	22,626	135,189	26,574	33,857	142,472

Income tax (benefit) provision	(11,091)	—	—	(11,091)	12,657	—	—	12,657

	24,429	—	—	24,429	546,604	89,821	108,972	565,755

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(24,224)	$—	$—	$(24,224)	$113,676	$—	$—	$113,676

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$113,676	$—	$—	$113,676

Depreciation and amortization — Real Estate Groups					(70,539)	—	—	(70,539)

Deferred taxes — Real Estate Groups					(11,116)	—	—	(11,116)

Straight-line rent adjustment					4,694	—	—	4,694

Provision for decline in real estate, net of tax					(5,127)	(1,574)	—	(3,553)

Minority interest in provision for decline in real estate					1,574	1,574	—	—

Gain on disposition of operating properties and other investments, net of tax					55,121	—	3,434	58,555

Gain on disposition reported on equity method					3,434	—	(3,434)	—

Extraordinary loss, net of tax					(233)	—	—	(233)

Cumulative effect of change in accounting principle, net of tax					(1,202)	—	—	(1,202)

Net earnings					$90,282	$—	$—	$90,282

FOREST CITY ENTERPRISES, INC.

Earnings Before Depreciation, Amortization and Deferred Taxes
For the Third Quarter Ended October 31, 2000
(in thousands)

	Commercial Group 2000				Residential Group 2000

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$147,460	$28,493	$21,530	$140,497	$28,673	$859	$14,277	$42,091

Exclude straight-line rent adjustment	(3,204)	—	—	(3,204)	—	—	—	—

Add back equity method depreciation expense	3,346	—	(3,346)	—	1,995	—	(1,995)	—

Adjusted revenues	147,602	28,493	18,184	137,293	30,668	859	12,282	42,091

Operating expenses, including depreciation and amortization for non-Real Estate Groups	73,276	13,890	11,831	71,217	13,679	637	8,129	21,171

Exclude straight-line rent adjustment	(1,123)	—	—	(1,123)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	72,153	13,890	11,831	70,094	13,679	637	8,129	21,171

Gain on disposition recorded on equity method	763	—	(763)	—	—	—	—	—

Minority interest in earnings before depreciation and amortization	6,608	6,608	—	—	(5)	(5)	—	—

Interest expense	28,847	7,995	7,116	27,968	4,968	227	4,153	8,894

Income tax provision (benefit)	3,820	—	—	3,820	2,114	—	—	2,114

	112,191	28,493	18,184	101,882	20,756	859	12,282	32,179

Earnings before depreciation, amortization and deferred taxes (EBDT)	$35,411	$—	$—	$35,411	$9,912	$—	$—	$9,912

	Land Group 2000				Lumber Trading Group 2000

Revenues	$9,132	$—	$9,755	$18,887	$26,202	$—	$—	$26,202

Operating expenses, including depreciation and amortization for non-Real Estate Groups	6,412	—	8,952	15,364	24,265	—	—	24,265

Interest expense	578	—	803	1,381	1,196	—	—	1,196

Income tax provision (benefit)	848	—	—	848	350	—	—	350

	7,838	—	9,755	17,593	25,811	—	—	25,811

Earnings before depreciation, amortization and deferred taxes (EBDT)	$1,294	$—	$—	$1,294	$391	$—	$—	$391

	Corporate Activities 2000				Total 2000

Revenues	$59	$—	$—	$59	$211,526	$29,352	$45,562	$227,736

Exclude straight-line rent adjustment	—	—	—	—	(3,204)	—	—	(3,204)

Add back equity method depreciation expense	—	—	—	—	5,341	—	(5,341)	—

Adjusted revenues	59	—	—	59	213,663	29,352	40,221	224,532

Operating expenses, including depreciation and amortization for non-Real Estate Groups	4,551	—	—	4,551	122,183	14,527	28,912	136,568

Exclude straight-line rent adjustment	—	—	—	—	(1,123)	—	—	(1,123)

Operating expenses excluding straight-line rent adjustment	4,551	—	—	4,551	121,060	14,527	28,912	135,445

Gain disposition recorded on equity method	—	—	—	—	763	—	(763)	—

Minority interest in earnings before depreciation and amortization	—	—	—	—	6,603	6,603	—	—

Interest expense	8,432	—	—	8,432	44,021	8,222	12,072	47,871

Income tax provision (benefit)	(5,417)	—	—	(5,417)	1,715	—	—	1,715

	7,566	—	—	7,566	174,162	29,352	40,221	185,031

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(7,507)	$—	$—	$(7,507)	$39,501	$—	$—	$39,501

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$39,501	$—	$—	$39,501

Depreciation and amortization — Real Estate Groups					(25,154)	—	—	(25,154)

Deferred taxes — Real Estate Groups					(4,774)	—	—	(4,774)

Straight-line rent adjustment					2,081	—	—	2,081

Provision for decline in real estate, net of tax					—	—	—	—

Gain on disposition of properties and other investments, net of tax					662	—	763	1,425

Gain on disposition reported on equity method					763	—	(763)	—

Net earnings					$13,079	$—	$—	$13,079

FOREST CITY ENTERPRISES, INC.

Earnings Before Depreciation, Amortization and Deferred Taxes
For the Nine Months Ended October 31, 2000
(in thousands)

	Commercial Group 2000				Residential Group 2000

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$388,648	$71,075	$64,183	$381,756	$85,675	$9,224	$39,302	$115,753

Exclude straight-line rent adjustment	(9,545)	—	—	(9,545)	—	—	—	—

Add back equity method depreciation expense	9,266	—	(9,266)	—	5,223	—	(5,223)	—

Adjusted revenues	388,369	71,075	54,917	372,211	90,898	9,224	34,079	115,753

Operating expenses, including depreciation and amortization for non-Real Estate Groups	194,303	35,160	36,005	195,148	27,206	3,937	22,296	45,565

Exclude straight-line rent adjustment	(2,210)	—	—	(2,210)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	192,093	35,160	36,005	192,938	27,206	3,937	22,296	45,565

Gain on disposition recorded on equity method	2,359	—	(2,359)	—	—	—	—	—

Minority interest in earnings before depreciation and amortization	13,744	13,744	—	—	1,842	1,842	—	—

Interest expense	85,731	22,171	21,271	84,831	13,182	3,445	11,783	21,520

Income tax provision (credit)	14,278	—	—	14,278	6,106	—	—	6,106

	308,205	71,075	54,917	292,047	48,336	9,224	34,079	73,191

Earnings before depreciation, amortization and deferred taxes (EBDT)	$80,164	$—	$—	$80,164	$42,562	$—	$—	$42,562

	Land Group 2000				Lumber Trading Group 2000

Revenues	$13,805	$—	$23,653	$37,458	$80,143	$—	$—	$80,143

Operating expenses, including depreciation and amortization for non-Real Estate Groups	12,342	—	21,551	33,893	74,462	—	—	74,462

Interest expense	2,105	—	2,102	4,207	4,473	—	—	4,473

Income tax provision (benefit)	(331)	—	—	(331)	664	—	—	664

	14,116	—	23,653	37,769	79,599	—	—	79,599

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(311)	$—	$—	$(311)	$544	$—	$—	$544

	Corporate Activities 2000				Total 2000

Revenues	$385	$—	$—	$385	$568,656	$80,299	$127,138	$615,495

Exclude straight-line rent adjustment	—	—	—	—	(9,545)	—	—	(9,545)

Add back equity method depreciation expense	—	—	—	—	14,489	—	(14,489)	—

Adjusted revenues	385	—	—	385	573,600	80,299	112,649	605,950

Operating expenses, including depreciation and amortization for non-Real Estate Groups	11,438	—	—	11,438	319,751	39,097	79,852	360,506

Exclude straight-line rent adjustment	—	—	—	—	(2,210)	—	—	(2,210)

Operating expenses excluding straight-line rent adjustment	11,438	—	—	11,438	317,541	39,097	79,852	358,296

Gain disposition recorded on equity method	—	—	—	—	2,359	—	(2,359)	—

Minority interest in earnings before depreciation and amortization	—	—	—	—	15,586	15,586	—	—

Interest expense	23,906	—	—	23,906	129,397	25,616	35,156	138,937

Income tax provision (benefit)	(13,827)	—	—	(13,827)	6,890	—	—	6,890

	21,517	—	—	21,517	471,773	80,299	112,649	504,123

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(21,132)	$—	$—	$(21,132)	$101,827	$—	$—	$101,827

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$101,827	$—	$—	$101,827

Depreciation and amortization — Real Estate Groups					(68,149)	—	—	(68,149)

Deferred taxes — Real Estate Groups					(12,722)	—	—	(12,722)

Straight-line rent adjustment					7,335	—	—	7,335

Provision for decline in real estate, net of tax					(744)	—	—	(744)

Gain on disposition of properties and other investments, net of tax					57,555	—	2,359	59,914

Gain on disposition reported on equity method					2,359	—	(2,359)	—

Net earnings					$87,461	$—	$—	$87,461

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At October 31, 2001, the Company had $1,015,451,000 of variable-rate debt outstanding for full consolidation and $1,065,665,000 for pro-rata consolidation. This is inclusive of the $110,000,000 outstanding under its revolving credit facility at October 31, 2001. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

The Company has entered into London Interbank Offered Rate (“LIBOR”) interest rate hedges as follows:

		Full Consolidation

	Caps		Swaps

		Average		Average
Coverage	Amount	Rate	Amount	Rate

	(dollars in thousands)
11/01/01 - 02/01/02	$783,091	7.07%	$576,734	4.15%
02/01/02 - 02/01/03	662,416	7.54%	259,437	4.29%
02/01/03 - 02/01/04	431,900	7.52%
02/01/04 - 02/01/05	168,400	8.00%
02/01/05 - 02/01/06	133,900	8.00%

	Pro-Rata Consolidation

	Caps		Swaps

		Average		Average
Coverage	Amount	Rate	Amount	Rate

	(dollars in thousands)
11/01/01 - 02/01/02	$905,517	7.08%	$552,270	4.18%
02/01/02 - 02/01/03	698,593	7.63%	268,757	4.34%
02/01/03 - 02/01/04	450,665	7.64%
02/01/04 - 02/01/05	263,638	8.00%
02/01/05 - 02/01/06	155,600	8.00%

The interest rate caps and swaps highlighted above were purchased to mitigate short-term variable interest rate risk. The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options. For 2001 and 2002, we currently own $377,400,000 at full consolidation and $245,200,000 at pro-rata of Treasury Options that have a weighted average strike rate that is approximately 200 basis points over the current 10-year Treasury and thus have only limited value remaining.

Based upon SEC requirements on assessing the value of debt instruments, the Company estimates the fair value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company’s total fixed-rate debt at October 31, 2001 was $1,840,164,000 compared to an estimated fair value of $1,849,642,000 for full consolidation and $2,088,812,000 compared to an estimated fair value of $2,115,091,000 for pro-rata consolidation. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt for full consolidation and pro-rata consolidation to a liability of approximately $1,961,095,000 and $2,235,773,000, respectively.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At October 31, 2001, LIBOR interest rate caps and Treasury Options were reported at their fair value of approximately $800,000, in the Consolidated Balance Sheet as Other Assets. The fair value of interest rate swap agreements at October 31, 2001 is approximately $8,200,000 and is included in the Consolidated Balance Sheet as Other Liabilities.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

Full Consolidation Method

October 31, 2001

	Expected Maturity Date						Total	Fair Market
							Outstanding	Value
Long-Term Debt	2001	2002	2003	2004	2005	Thereafter	10/31/2001	10/31/2001

	(dollars in thousands)
Fixed:
Fixed-rate debt (1)	$8,410	$62,641	$47,812	$34,815	$109,246	$1,288,046	$1,550,970	$1,595,380
Weighted average interest rate	7.74%	7.66%	7.38%	7.44%	7.27%	7.50%	7.48%
UDAG (1)	43	241	763	508	11,042	56,197	68,794	40,682
Weighted average interest rate	3.44%	2.55%	2.51%	1.81%	3.90%	1.27%	1.71%
Senior & Subordinated Debt	—	—	—	—	—	220,400	220,400	213,580
Weighted average interest rate						8.48%	8.48%

Total Fixed-Rate Debt	8,453	62,882	48,575	35,323	120,288	1,564,643	1,840,164	1,849,642

Variable:
Variable-rate debt (1)	272,246	185,747	275,495	21,462	320	96,031	851,301	851,301
Weighted average interest rate							5.46%
Tax Exempt (1)	9,750	44,400	—	—	—	—	54,150	54,150
Weighted average interest rate							3.37%
Revolving Credit Facility	—	—	110,000	—	—	—	110,000	110,000
Weighted average interest rate							6.34%

Total Variable-Rate Debt	281,996	230,147	385,495	21,462	320	96,031	1,015,451	1,015,451

Total Long-Term Debt	$290,449	$293,029	$434,070	$56,785	$120,608	$1,660,674	$2,855,615	$2,865,093

(1)	Represents nonrecourse debt.

Full Consolidation Method

October 31, 2000

	Expected Maturity Date						Total	Fair Market
							Outstanding	Value
Long-Term Debt	2000	2001	2002	2003	2004	Thereafter	10/31/2000	10/31/2000

	(dollars in thousands)
Fixed:
Fixed-rate debt (1)	$28,403	$300,716	$61,919	$63,907	$33,805	$1,201,654	$1,690,404	$1,624,565
Weighted average interest rate	8.56%	7.80%	7.65%	7.66%	7.42%	7.74%	7.54%
UDAG (1)	20	82	102	225	454	67,528	68,411	34,696
Weighted average interest rate	6.95%	7.00%	6.01%	2.93%	1.56%	1.60%	1.61%
Senior notes	—	—	—	—	—	200,000	200,000	184,180
Weighted average interest rate						8.50%	8.50%

Total Fixed-Rate Debt	28,423	300,798	62,021	64,132	34,259	1,469,182	1,958,815	1,843,441

Variable:
Variable-rate debt (1)	89,765	67,640	82,863	266,067	24,718	73,000	604,053	604,053
Weighted average interest rate							8.75%
Tax Exempt (1)	28,400	33,374	—	—	—	—	61,774	61,774
Weighted average interest rate							5.59%
Revolving Credit Facility	—	—	—	182,500	—	—	182,500	182,500
Weighted average interest rate							8.69%

Total Variable-Rate Debt	118,165	101,014	82,863	448,567	24,718	73,000	848,327	848,327

Total Long-Term Debt	$146,588	$401,812	$144,884	$512,699	$58,977	$1,542,182	$2,807,142	$2,691,768

(1)	Represents nonrecourse debt.

PART II – OTHER INFORMATION

Item l. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business. The Company’s General Counsel is of the opinion that none of these claims and lawsuits will have a material adverse effect on the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number	Description of Document

3.1 -	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2 -	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

3.3 -	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4 -	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1 -	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2 -	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3 -	Form of Senior Subordinated Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on
Form S-3 (Registration No. 333-41437).

10.11 -	Amended and Restated Credit Agreement, dated as of June 25, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.1 to the Company’s Form 8-K, dated June 25, 1999 (File No. 1-4372).

Exhibit
Number	Description of Document

10.12 -	Amended and Restated Guaranty of Payment of Debt, dated as of June 25, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company’s Form 8-K, dated June 25, 1999 (File No. 1-4372).

10.13 -	First Amendment to Amended and Restated Credit Agreement, dated August 9, 2000, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.14 -	First Amendment to Amended and Restated Guaranty of Payment of Debt, dated August 9, 2000, by and among Forest City Enterprises, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.17 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.18 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.19 -	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number	Description of Document

10.20 -	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.21 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.22 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.23 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.24 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.25 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number	Description of Document

10.26 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.27 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.28 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.29 -	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.30 -	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.31 -	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number	Description of Document

10.32 -	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.33 -	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

10.34 -	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No.333-61925).

10.35 -	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

10.36 -	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.37 -	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.38 -	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.39 -	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

10.40 -	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

Exhibit
Number	Description of Document

10.41 -	Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended January 31, 1998. (File No. 1-4372).

10.42 -	First Amendment to Employment Agreement (dated April 6, 1998), entered into as of April 24, 1998, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended January 31,1998. (File No. 1-4372).

10.43 -	Second Amendment to Employment Agreement entered into February 28, 2000, by and between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.44 -	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

10.45 -	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.46 -	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999. (File No. 1-4372).

10.47 -	Employment Agreement entered into on May 3, 2000, effective February 1, 2000, by the Company and James A. Ratner incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.48 -	Employment Agreement entered into on May 3, 2000, effective February 1, 2000, by the Company and Ronald A. Ratner incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.49 -	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number	Description of Document

10.50 -	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

10.51 -	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.52 -	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

(b)	Reports on Form 8-K:

On September 6, 2001, the Company filed Form 8-K, dated September 4, 2001, to submit a press release announcing the three-for-two stock split of the Company’s Class A and Class B common stock effective November 14, 2001.

On September 24, 2001, the Company filed Form 8-K, dated September 21, 2001, to discuss the impact on the Company of the September 11, 2001 terrorists’ attack on the World Trade Center and the Pentagon.

On September 26, 2001, the Company filed Form 8-K, dated September 24, 2001, to file the opinion of counsel in connection with the offering to sell 2,600,000 shares of Class A common stock through underwriters.