Form 10-Q/A
period 2001-10-31
FOREST CITY ENTERPRISES INC
filed 2001-12-18
CIK 38067

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

Our form 10-Q for the quarter ended October 31, 2001 was filed timely on December 17, 2001, however, due to technical difficulties, our signature page did not transmit to the EDGAR system. The signature page is included in this Form 10-Q/A.

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

FOREST CITY ENTERPRISES, INC.

Earnings Before Depreciation, Amortization and Deferred Taxes
For the Nine Months Ended October, 2001 - Continued
(in thousands)

	Corporate Activities 2001				Total 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$205	$—	$—	$205	$654,607	$89,821	$122,818	$687,604

Exclude straight-line rent adjustment	—	—	—	—	(8,606)	—	—	(8,606)

Add back equity method depreciation expense	—	—	—	—	14,279	—	(13,846)	433

Adjusted revenues	205	—	—	205	660,280	89,821	108,972	679,431

Operating expenses, including depreciation and amortization for non-real estate Groups	12,894	—	—	12,894	384,492	50,750	80,796	414,538

Exclude straight-line rent adjustment	—	—	—	—	(3,912)	—	—	(3,912)

Operating expenses excluding straight-line rent adjustment	12,894	—	—	12,894	380,580	50,750	80,796	410,626

Gain disposition recorded on equity method	—	—	—	—	5,681	—	(5,681)	—

Minority interest in earnings before depreciation and amortization	—	—	—	—	12,497	12,497	—	—

Interest expense	22,626	—	—	22,626	135,189	26,574	33,857	142,472

Income tax (benefit) provision	(11,091)	—	—	(11,091)	12,657	—	—	12,657

	24,429	—	—	24,429	546,604	89,821	108,972	565,755

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(24,224)	$—	$—	$(24,224)	$113,676	$—	$—	$113,676

Reconciliation to net earnings:

Earnings before depreciation, amortization and deferred taxes (EBDT)					$113,676	$—	$—	$113,676

Depreciation and amortization — Real Estate Groups					(70,539)	—	—	(70,539)

Deferred taxes — Real Estate Groups					(11,116)	—	—	(11,116)

Straight-line rent adjustment					4,694	—	—	4,694

Provision for decline in real estate, net of tax					(5,127)	(1,574)	—	(3,553)

Minority interest in provision for decline in real estate					1,574	1,574	—	—

Gain on disposition of operating properties and other investments, net of tax					55,121	—	3,434	58,555

Gain on disposition reported on equity method					3,434	—	(3,434)	—

Extraordinary loss, net of tax					(233)	—	—	(233)

Cumulative effect of change in accounting principle, net of tax					(1,202)	—	—	(1,202)

Net earnings					$90,282	$—	$—	$90,282

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

FOREST CITY ENTERPRISES, INC. (Registrant)

Date December 18, 2001	/S/ THOMAS G. SMITH Thomas G. Smith, Executive Vice President and Chief Financial Officer

Date December 18, 2001	/S/ LINDA M. KANE Linda M. Kane, Vice President, Corporate Controller (Chief Accounting Officer)