Form 10-K
period 2002-01-31
FOREST CITY ENTERPRISES INC
filed 2002-04-26
CIK 38067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended        JANUARY 31, 2002
                          ------------------------------------------------------
                                       OR

[ ] TRANSITION REPORT Pursuant to Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                              --------------------   ------------------

                          Commission file number 1-4372
                                                -------

                          FOREST CITY ENTERPRISES, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                                         34-0863886
-----------------------------------------                      ------------------------------
    (State of incorporation)                                           (I.R.S. Employer
                                                                      Identification No.)

   Terminal Tower   50 Public Square
    Suite 1100       Cleveland, Ohio                                        44113
-----------------------------------------                      ------------------------------
(Address of principal executive offices)                                 (Zip Code)


Registrant's telephone number, including area code                       216-621-6060
Securities registered pursuant to Section 12(b) of the Act:    ------------------------------

                                                                  Name of each exchange on
           Title of each class                                       which registered
-----------------------------------------                      ------------------------------
Class A Common Stock ($.33 1/3 par value)                         New York  Stock Exchange
Class B Common Stock ($.33 1/3 par value)                         New York  Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 1, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant amounted to $1,013,204,333 and $144,450,427 for Class A and Class B common stock, respectively.

The number of shares of registrant's common stock outstanding on March 1, 2002 was 35,147,077 and 14,338,907 for Class A and Class B common stock, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 31, 2002 (2001 Annual Report to Shareholders) are incorporated by reference into Parts I and II of this Form 10-K. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 11, 2002 are incorporated by reference into Part III of this Form 10-K.

                          FOREST CITY ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K
                                JANUARY 31, 2002

                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----

                                     PART I
Item 1.        Business                                                                              2
Item 2.        Properties                                                                           13
Item 3.        Legal Proceedings                                                                    13
Item 4.        Submission of Matters to a Vote of Security Holders                                  14
Item 4A.       Executive Officers of the Registrant                                                 14

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                16
Item 6.        Selected Financial Data                                                              16
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                  16
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                           17
Item 8.        Financial Statements and Supplementary Data                                          20
Item 9.        Changes In and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                             20

                                     PART III

Item 10.       Directors and Executive Officers of the Registrant                                   20
Item 11.       Executive Compensation                                                               20
Item 12.       Security Ownership of Certain Beneficial Owners and Management                       20
Item 13.       Certain Relationships and Related Transactions                                       20

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                     21
               Signatures                                                                           31

                                     PART I



ITEM 1. BUSINESS

       Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the "Company" or "Forest City") is principally engaged in the ownership, development, acquisition and management of commercial and residential properties in 19 states and the District of Columbia. At January 31, 2002, the Company had $4.4 billion in consolidated assets, of which approximately $3.9 billion was invested in real estate, at cost.

       The Company operates under four Strategic Business Units:

          * Commercial Group, the Company's largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects.

          * Residential Group owns, develops, acquires, leases and manages residential rental properties, including middle-market apartments in urban and suburban locations, adaptive re-use developments in urban locations and supported-living facilities.

          * Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.

          * Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and Canadian provinces.

The Company has centralized capital management, financial reporting and administrative functions. In most other respects the strategic business units operate autonomously, with the Commercial Group and Residential Group each having its own development, acquisition, leasing, property and financial management functions. The Company believes this structure enables its employees to focus their expertise and to exercise the independent leadership, creativity and entrepreneurial skills appropriate for their particular business segment.

COMMERCIAL GROUP

       The Company has developed retail projects for more than 50 years and office, mixed-use and hotel projects for more than 30 years. Today, the Commercial Group owns a diverse portfolio in both urban and suburban locations in 12 states. The Commercial Group targets densely populated locations where it uses its expertise to develop complex projects, often employing public/private partnerships. As of January 31, 2002, the Commercial Group owned interests in 73 completed projects, including 39 retail properties, 26 office properties and 8 hotels.

       The Company opened its first strip retail center in 1948, and its first enclosed regional mall in 1962. Since then, it has developed urban retail centers, entertainment based centers, community centers and power centers focused on "big box" retailing (collectively, "Specialty Retail Centers"), as well as regional malls. As of January 31, 2002, the Commercial Group's existing shopping center portfolio consisted of 13 regional malls with a Gross Leasable Area (GLA) of 4.1 million square feet and 26 Specialty Retail Centers with a total GLA of 5.0 million square feet.

       Regional malls are generally developed in collaboration with anchor stores that own their facilities, as an integral part of the mall structure and environment, which do not generate significant direct payments to the Company. In contrast, anchor stores at specialty retail and power centers generally are tenants under long-term leases which contribute significant rental payments to the Company.

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

       At January 31, 2002, the Company's operating portfolio of office/mixed-use and hotel projects consists of 26 office buildings containing
7.4 million square feet, including mixed-use projects with approximately 250,000 gross leasable square feet of retail space and eight hotels with 2,939 rooms.

       In its office development activities, Forest City is primarily a build-to-suit developer that works with tenants to meet their highly specialized requirements. The Company's office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and shopping centers or as part of a major office campus. As a result of this focus on new urban developments, approximately 65% of the Company's office buildings were built within the last 12 years and are concentrated in four urban developments located in Brooklyn, New York, Cleveland, Ohio, Cambridge, Massachusetts and San Jose, California.


RESIDENTIAL GROUP

       The Company's Residential Group owns, develops, acquires, leases and manages residential rental property in 15 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in Northeast Ohio and gradually expanding nationally. Its portfolio includes mature middle-market apartments in geographically attractive suburbs, newer and higher end apartments in unique urban locations, newer apartments in the suburbs and supported living communities. The Residential Group does not develop or operate single-family housing or condominium projects.

       At January 31, 2002, the Residential Group's operating portfolio consists of 34,462 units in 117 properties in which Forest City has an ownership interest, including 6,966 units of syndicated senior citizen subsidized housing in 42 buildings that the Company manages and in which it owns a residual interest.


LAND DEVELOPMENT GROUP

       The Company has been in the land business since the 1930's. The Land Development Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. The Land Development Group projects attract national, regional and local builders. The Land Development Group develops raw land into master planned communities, mixed-use and other residential developments and currently owns more than 5,800 acres of undeveloped land for this purpose. The Company currently has land development projects in nine states.

       Historically, the Land Development Group's activities focused on land development projects in northeast Ohio. Over time, the Group's activities expanded to larger, more complex projects and regional expansion into western New York State. In the last ten years, the Group has extended its activities on a national basis, first in Arizona and more recently in Illinois, North Carolina, Florida, Nevada and Colorado. Land development activities at the Company's Stapleton project in Denver, Colorado and Central Station project in downtown Chicago, Illinois are reported in the Land Development Group.

     In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds from such land sales are included in the revenues of such Groups.

LUMBER TRADING GROUP

       The Company's original business was selling lumber to homebuilders. The Company expanded this business in 1969 through its acquisition of Forest City Trading Group, Inc., a lumber wholesaler with customers in all 50 states and all Canadian provinces. Through 10 strategically located trading offices in the United States and Canada, employing over 300 traders, Forest City sold the equivalent of over eight billion board feet of lumber in 2001, with a gross sales volume of nearly $2.6 billion, making the Company one of the largest lumber wholesalers in North America.

       The Lumber Trading Group currently has sales and administrative offices in seven states and Vancouver, British Columbia. The Company opens offices in response to the changing demands of the lumber industry.

       The Lumber Trading Group's core business is supplying lumber for new home construction and to the repair and remodeling markets. Approximately 61% of the Lumber Trading Group's sales for 2001 involve back-to-back trades in which the Company brings together a buyer and seller for an immediate purchase and sale. The balance of transactions are trades in which the Company takes a short-term ownership position and is at risk for lumber market fluctuations. This risk, however, is reduced by the implementation of our lumber hedging strategy.

COMPETITION

       The real estate industry is highly competitive in all major markets. With regard to the Commercial and Residential Groups, there are numerous other developers, managers and owners of commercial and residential real estate that compete with the Company nationally, regionally and/or locally in seeking management and leasing revenues, land for development, properties for acquisition and disposition and tenants for properties, some of whom may have greater financial resources than the Company. There can be no assurance that the Company will successfully compete for new projects or have the ability to react to competitive pressures on existing projects caused by factors such as declining occupancy rates or rental rates. In addition, tenants at the Company's retail properties face continued competition in attracting customers from retailers at other retail centers, catalogue companies, warehouse stores, large discounters, outlet malls, the Internet, wholesale clubs and direct mail and telemarketers. The existence of competing developers, managers and owners and competition to the Company's tenants could have a material adverse effect on the Company's ability to lease space in its properties and on the rents charged or concessions granted and could materially and adversely affect the Company's results of operations and cash flows and could affect the realizable value of assets upon sale.

       With regard to the Lumber Trading Group, the lumber wholesaling business is highly competitive. Competitors in the lumber brokerage business include numerous brokers and in-house sales departments of lumber manufacturers, many of which are larger and have greater resources than the Company.

NUMBER OF EMPLOYEES

       The Company had 4,515 employees as of January 31, 2002, of which 3,685 were full-time and 830 were part-time.


SEGMENTS OF BUSINESS

       Financial information about industry segments required by this item is incorporated by reference to Note M "Segment Information" which appears on pages 57 and 58 of the 2001 Annual Report to Shareholders.

RISK FACTORS

WE ARE SUBJECT TO REAL ESTATE DEVELOPMENT AND INVESTMENT RISK.

THE VALUE OF AND OUR INCOME FROM OUR REAL PROPERTY INVESTMENTS MAY DECLINE.

       The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are property specific. Among the general factors that may adversely affect our real estate portfolios are:

     -    a decline in the national economy;
     -    increases in interest rates;
     -    a general tightening of the availability of credit;
     - a decline in the economic conditions in one or more of our primary markets;
     - an escalation in terrorist activities in the United States that impact properties in our real estate portfolios or that impact the general economy;
     - declines in consumer spending during an economic recession that adversely affect our revenue from our retail centers; and
     - the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning or land use regulations and increased real estate taxes.

       In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:

     - adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;
     - opposition from local community or political groups with respect to development or construction at a particular site;
     - our inability to provide adequate management and maintenance or to obtain adequate insurance;
     -    our inability to collect rent; and
     -    an increase in operating costs.

OUR DEVELOPMENT PROJECTS MAY EXCEED BUDGET OR BE PREVENTED FROM COMPLETION FOR MANY REASONS.

       Our development projects may exceed budget or be prevented from completion for many reasons, including:

     - an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;
     - construction delays or cost overruns, all of which may increase project development costs;
     - an inability to obtain zoning, occupancy and other required governmental permits and authorizations;
     - an inability to secure tenants or anchors necessary to support the project; and
     - failure to achieve anticipated occupancy or sales levels or sustain anticipated lease or sales levels.

       These risks could result in lengthy unanticipated delays or significant unexpected expenses. If any of these occur, it could adversely affect our ability to achieve our projected returns on properties under development.

       In the past, we have elected not to proceed, or have been prevented from proceeding, with specific development projects and anticipate that this may occur again from time to time in the future. A development project may be stalled or terminated because a project partner or prospective anchor tenant withdraws or a third party challenges our entitlements or public financings. For example, five individuals acting as a group have filed a lawsuit challenging our right to our entitlements under California environmental law in connection with our EMPORIUM retail and office project in San Francisco. Although the trial court ruled in our favor in May 2001, the plaintiffs have filed an appeal, which is currently pending. If the trial court's ruling is reversed on appeal and we are unable to proceed with this project, our losses would be material to our operating results in the period in which the project was terminated. Additionally, in November 2000, a competitor filed a lawsuit along with taxpayers challenging the validity of the public financing of our SHORT PUMP TOWN CENTER retail project in Richmond, the trial took place in April 2002 and a ruling is expected in May 2002. If we elect not to proceed, or are prevented from proceeding, with any development opportunity, including Emporium and Short Pump Town Center, the development costs we incur ordinarily will be charged against income for the then-current period. This type of charge could have a material adverse effect on our results of operations or cash flow in the period in which the charge occurs.

       In the construction of new projects, we generally guarantee the lender under the construction loan the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time, we guarantee the obligations of a major tenant during the construction phase. This type of guaranty is released upon completion of the project. While we have generally been successful in completing projects on time and on budget, we may have to make significant expenditures in the future in order to comply with our lien-free completion obligations.

       We periodically serve as either the construction manager or the general contractor for our developments. The construction of real estate projects entails unique risks, including risks that the project will fail to conform to building plans, specifications and timetables. This could be caused by strikes, weather, government regulations and other conditions beyond our control. In addition, we may become liable for injuries and accidents occurring during the construction process that are not insured.

A DECLINE IN ONE OR MORE OF OUR PRIMARY MARKETS MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

       Our target markets include Boston, Denver, Los Angeles, New York City, Philadelphia, Richmond, San Francisco and Washington, D.C. A downturn in the local economy in any of these areas may have an adverse effect on our results of operations and cash flows through an adverse effect on:

     -    the ability of our tenants to make lease payments;
     - our ability to market new developments to prospective purchasers and tenants; and
     -    our rental and lease rates.

       In addition, local real estate market conditions may include a large supply of competing space. We may compete for tenants based on rent, attractiveness and location of the property and quality of maintenance and management services.

WE MAY BE UNABLE TO SELL PROPERTIES TO AVOID LOSSES OR TO REPOSITION OUR PORTFOLIO.

       Because real estate investments are relatively illiquid, we may be unable to dispose of underperforming properties and may be unable to reposition our portfolio to meet changes in regional or local real estate markets. This in turn may cause us to incur operating losses in some of our properties and to write down the value of some of our properties.


OUR RESULTS OF OPERATIONS AND CASH FLOWS MAY BE ADVERSELY AFFECTED BY TENANT DEFAULTS.

       Our results of operations and cash flows may be adversely affected if a significant number of our tenants were unable to meet their obligations or renew their leases or if we were unable to lease a significant amount of space on economically favorable lease terms. In the event of a default by a tenant, we may experience delays in payments and incur substantial costs in recovering our losses. This could be even more difficult if the tenant is bankrupt or insolvent.

       Ames Department Stores, Inc., one of our retail tenants that leases 236,000 square feet at three properties, has filed for bankruptcy. Additionally, the parent company of Abovenet, Metromedia Fiber Network, Inc., has recently experienced financial difficulties. Abovenet currently leases 148,000 square feet of office space from us. The bankruptcy, or potential bankruptcy, of these tenants could make it difficult for us to enforce our rights as lessor and protect our investment.

       We could be adversely affected if major tenants such as The Gap or Millennium Pharmaceuticals default or become bankrupt or insolvent. In addition, we could be adversely affected if a major tenant were to not renew its leases as they expire.

       In the context of retail centers, we also could be adversely affected if a non-tenant anchor were to close or enter bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other charges, and the loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of an anchor is likely to reduce customer traffic in the retail center, which could result in reduced levels of percentage rent paid by retail center tenants, or cause retail center tenants to close or enter bankruptcy. One or more of these factors could cause the retail center to fail to meet its debt service requirements.

WE ARE CONTROLLED BY THE RATNER, MILLER AND SHAFRAN FAMILIES, WHOSE INTEREST MAY DIFFER FROM THOSE OF OTHER SHAREHOLDERS.

       Our authorized common stock consists of class A common stock and class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The class A common shareholder, voting as a separate class, is entitled to elect 25% of the members of the board of directors, while the class B common shareholder, voting as a separate class, is entitled to elect the remaining 75% of the board of directors. On all other matters, the class A common shareholder and class B common shareholder vote together as a single class, with each share of class A common stock entitled to one vote per share and each share of class B common stock entitled to ten votes per share.

       At March 1, 2002, members of the Ratner, Miller and Shafran families, including members of our current board of directors and executive officers, owned 74.6% of the class B common stock. RMS, Limited Partnership, which owned 74.3% of the class B common stock, is a limited partnership, comprised of interests of these families, with eight individual general partners, currently consisting of:

     - Samuel H. Miller, treasurer of Forest City and co-chairman of the board of directors;
     - Charles A. Ratner, president, chief executive officer of Forest City and a director;
     - Ronald A. Ratner, executive vice president of Forest City and a director;
     - Brian J. Ratner, executive vice president -- East Coast development of Forest City and a director;
     - Deborah Ratner Salzberg, vice president of Forest City Residential Group, Inc., a subsidiary of Forest City, and a director;
     -    Joan K. Shafran, a director;
     -    Joseph Shafran; and
     -    Abraham Miller.

       Joan K. Shafran is the sister of Joseph Shafran. Charles A. Ratner, James
A. Ratner, executive vice president of Forest City and a director, and Ronald A. Ratner are brothers. Albert B. Ratner, co-chairman of the board of directors, is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner, Joan K. Shafran and Joseph Shafran. Samuel H. Miller was married to Ruth Ratner Miller (now deceased), a sister of Albert B. Ratner, and is the father of Abraham Miller. General partners holding 60% of the total voting power of RMS, Limited Partnership determine how to vote the class B common stock held by RMS, Limited Partnership. No person may transfer his or her interest in the class B common stock held by RMS, Limited Partnership without complying with various rights of first refusal.

       In addition, at March 1, 2002, members of these families collectively owned 27.7% of the class A common stock. After giving effect to a sale of 1,500,000 shares of class A common stock in early April 2002 by a number of family trusts and a partnership as if it had occurred prior to March 1, 2002, the families' collective ownership in the class A common stock at March 1, 2002 would have been 23.4%. As a result of their ownership in Forest City, these family members and RMS, Limited Partnership have the ability to elect a majority of the board of directors and to control the management and policies of Forest City. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control of Forest City.

       Even if the interests of these families or RMS, Limited Partnership reduce their level of ownership of class B common stock below the level necessary to maintain a majority of voting power, the effect of specific provisions of Ohio law and our Restated Articles of Incorporation may have the effect of discouraging a third party from making a proposal to acquire us or delaying or preventing a change in control or management of Forest City without the approval of these families or RMS, Limited Partnership.

SOME OF THE RELATIONSHIPS THAT EXIST BETWEEN US AND SOME OF OUR DIRECTORS AND EXECUTIVE OFFICERS CREATE CONFLICTS OF INTEREST.

RMS INVESTMENT CORP., WHICH IS CONTROLLED BY SOME OF OUR AFFILIATES, PROVIDES PROPERTY MANAGEMENT AND LEASING SERVICES TO US.

       We paid approximately $163,000 as total compensation during fiscal 2001 to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, including some who are our directors and executive officers.

       RMS Investment Corp. manages and provides leasing services to two of our Cleveland-area specialty retail centers, Golden Gate, which has 362,000 square feet, and Midtown Plaza, which has 258,000 square feet. The rate of compensation for these management services is 4% of all rental income, plus a leasing fee of 2% to 3% of rental income. Management believes these fees are comparable to those other management companies would charge.

OUR DIRECTORS AND EXECUTIVE OFFICERS HAVE INTERESTS IN COMPETING PROPERTIES, AND WE DO NOT HAVE NON-COMPETE AGREEMENTS WITH OUR DIRECTORS AND EXECUTIVE OFFICERS.

       Under our current policy, no director, officer or employee, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of our conflict of interest committee. However, this restriction is only based on our internal policy, and we do not have non-compete agreements with any director, officer or employee. Upon leaving Forest City, any director, officer or employee could compete with us. An exception to our conflict-of-interest policy permits those of our principal shareholders who are officers and employees to own, alone or in conjunction with others, certain commercial, industrial and residential properties that may be developed, expanded, operated and sold independently of our business. The ownership of these properties by these principal shareholders makes it possible that conflicts of interest may arise between them and Forest City. Areas of possible conflict include the development or expansion of properties that may compete with our properties and the solicitation of tenants for the use of these properties.


OUR HIGH LEVERAGE MAY PREVENT US FROM RESPONDING TO CHANGING BUSINESS AND ECONOMIC CONDITIONS.

OUR HIGH DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING OR ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

       We have a relatively high ratio of debt, consisting primarily of nonrecourse mortgage debt, to total market capitalization, which was approximately 59% at January 31, 2002 based on the market value of our outstanding class A common stock and class B common stock, long-term debt and outstanding mortgage debt at that date. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a downturn in the economy generally.

       We do not expect to repay a substantial amount of the outstanding principal of our debt prior to maturity or to have funds on hand sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through additional equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. In addition, in the event we were unable to secure refinancing on acceptable terms, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we were unable to make the required payments on any debt secured by a mortgage on one of our properties, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value.

       Approximately $398.1 million of principal becomes due in fiscal 2002 and approximately $337.1 million becomes due in fiscal 2003, which includes anticipated future draws on financing commitments. Additionally, we have obtained credit enhanced mortgage debt for a number of our properties. Generally, the credit enhancement, such as a letter of credit, expires prior to the term of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as expiring in the year the credit enhancement expires. We cannot assure you that we will be able to refinance this debt, obtain renewals or replacement of credit enhancement devices, such as a letter of credit, or otherwise obtain funds by selling assets or by raising equity. An inability to repay or refinance our debt when due could cause the mortgage lender to foreclose on those properties, which could have a material adverse effect on our financial position, results of operations and cash flows.

       As of the date of this annual report on Form 10-K, we have no mortgages that are past their stated maturity date. From time to time, a nonrecourse mortgage may become past due and if we are unsuccessful in negotiating an extension or refinancing, the lender could commence foreclosure proceedings.

OUR CREDIT FACILITY COVENANTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

       We have guaranteed the obligations of one of our subsidiaries, Forest City Rental Properties Corporation, or FCRPC, under the FCRPC credit agreement. This guaranty imposes a number of restrictive covenants on Forest City, including a prohibition on consolidations and mergers, limitations on the amount of debt, guarantees and property liens that Forest City may incur and covenants by Forest City to maintain a specified minimum cash flow coverage ratio, consolidated shareholders' equity and earnings before depreciation, amortization and deferred taxes. Under the guaranty, we are also prohibited from repurchasing our class A common stock or class B common stock or paying dividends on our class A common stock or class B common stock to the extent the total amount of such repurchase and dividends would exceed $20.0 million in any year.

       A failure to comply with any of the covenants under the guaranty or failure by FCRPC to comply with any of the covenants under the FCRPC credit agreement could result in an event of default, which would trigger our obligation to repay all amounts outstanding under the FCRPC credit agreement. Our ability and the ability of FCRPC to comply with these covenants will depend upon the future economic performance of Forest City and FCRPC. We cannot assure you that these covenants will not affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable to us.

ANY RISE IN INTEREST RATES WOULD INCREASE OUR INTEREST COSTS.

       An increase in interest rates will increase the interest costs of our floating rate debt and of refinancing any fixed-rate debt originally financed at a lower rate. At January 31, 2002, a 100 basis point increase in taxable interest rates would have increased the pre-tax interest cost of our taxable variable-rate debt by approximately $3.0 million (including both mortgage debt and corporate borrowings). This calculation reflects the interest rate swaps and long-term LIBOR contracts in place as of January 31, 2002. Our interest rate exposure would increase if one or more counterparties to these swap agreements defaulted. Although tax-exempt interest rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would have increased the pre-tax interest cost of our tax-exempt variable-rate debt by approximately $3.5 million.

IF WE ARE UNABLE TO OBTAIN TAX-EXEMPT FINANCINGS, OUR INTEREST COSTS WOULD RISE.

       We regularly utilize tax-exempt financings and tax increment financings, which generally bear interest rates below interest rates available through conventional taxable financing. At January 31, 2002, we had outstanding $84.6 million of tax-exempt bonds and $69.4 million of Urban Development Action Grant loans.

       We cannot assure you that tax-exempt bonds or similar government subsidized financing will continue to be available in the future, either for new development or acquisitions, or for the refinancing of outstanding debt. The inability to obtain these financings or the inability to refinance outstanding debt on favorable terms could significantly affect our ability to develop or acquire properties and could have a material adverse effect on our financial position, results of operations and cash flows.

OUR PROPERTIES AND BUSINESSES FACE SIGNIFICANT COMPETITION.

       The real estate industry is highly competitive in all major markets. There are numerous other developers, managers and owners of commercial and residential real estate that compete with us nationally, regionally and/or locally, some of whom may have greater financial resources than us. They compete with us for management and leasing revenues, land for development, properties for acquisition and disposition and for anchor department stores and tenants for properties. We may not be able to successfully compete in these respects.

       Tenants at our retail properties face continued competition in attracting customers from retailers at other shopping centers, catalogue companies, various websites, warehouse stores, large discounters, outlet malls, wholesale clubs and direct mail and telemarketers. The competition to us and to our tenants could have a material adverse effect on our ability to lease space in our properties and on the rents we can charge or the concessions we can grant. This in turn could materially and adversely affect our results of operations and cash flows, and could affect the realizable value of our assets upon sale.

       The lumber wholesaling business is highly competitive. Competitors in the lumber brokerage business include numerous brokers and in-house sales departments of lumber manufacturers, many of which are larger and have greater resources than us.

ENERGY SHORTAGES, A DECLINE IN ECONOMIC CONDITIONS OR NATURAL DISASTERS IN CALIFORNIA COULD ADVERSELY AFFECT OUR BUSINESS.

       As of January 31, 2002, we had 13 operating properties, two projects under construction and five projects in our development pipeline in California. Because California is experiencing energy shortages, we may be subject to increased operating expenses as a result of higher electricity costs and may be subject to rolling blackouts, which could interrupt our business and the business of our tenants. Any such impact could materially and adversely affect our profitability. A decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially and adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake, could significantly disrupt our business and that of our tenants in California.

OUR BUSINESS WOULD BE ADVERSELY IMPACTED SHOULD AN UNINSURED LOSS OCCUR.

       We carry comprehensive liability, fire, flood, extended coverage and rental loss and environmental insurance with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of losses, generally of a catastrophic nature, such as wars or earthquakes, for which we cannot obtain adequate insurance coverage or, in our judgment, for which we cannot obtain insurance at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both our invested capital in and anticipated profits from the affected property. Any such loss could materially and adversely affect our results of operations, cash flows and financial position.

       We are self-insured as to the first $500,000 of liability coverage and self-insured on the first $250,000 of property damage. While we believe that our self-insurance reserves are adequate, we cannot assure you that we will not incur losses that exceed these self-insurance reserves.

OUR LUMBER TRADING GROUP MAY SUFFER IF HOME BUILDING OR REMODELING ACTIVITIES DECLINE.

       The lumber business is highly cyclical. The Lumber Trading Group is exposed to the risk of downturns in new home building and home remodeling activities. While we believe that we have in place adequate controls to effectively manage this risk, we cannot assure you that we will not suffer a loss from or a downturn in the new home building and home remodeling markets.

WE ARE SUBJECT TO MARKET RISK ASSOCIATED WITH CHANGES IN LUMBER PRICES

       Lumber prices can be highly volatile. Although a majority of the Lumber Trading Group's sales involve back-to-back trades in which we bring together a buyer and seller for an immediate purchase and sale, the remainder of our transactions are trades in which we take a short-term ownership position in lumber. This short-term ownership subjects us to market risk associated with fluctuations in lumber prices. Even though we may enter into lumber futures contracts as a hedge against lumber price fluctuations, we may be adversely affected by an unanticipated change in lumber prices.

WE MAY INCUR UNANTICIPATED COSTS AND LIABILITIES DUE TO ENVIRONMENTAL PROBLEMS

       Under various federal, state and local environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to remediate these substances when present, may adversely affect the owner's ability to sell or rent that real property or to borrow funds using that real property as collateral. It may impose unanticipated costs and delays on projects. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may also be liable for the costs of the investigation, removal and remediations of those wastes at the disposal or treatment facility, regardless of whether that facility is owned or operated by that person. In some instances, federal, state and local laws require abatement or removal of specific asbestos-containing materials in the event of demolition, renovations, remodeling, damage or decay. These laws also impose specific worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air.

       We could be held liable for the environmental response costs associated with the release of some regulated substances or related claims, whether by us, our tenants, former owners or tenants of the affected property, or others. In addition to remediation actions brought by federal, state and local agencies, the presence of hazardous substances on a property could result in personal injury, contribution or other claims by private parties. These claims could result in costs or liabilities that could exceed the value of that property. We are not aware of any notification by any private party or governmental authority of any claim in connection with environmental conditions at any of our properties that we believe will involve any material expenditure. Nor are we aware of any environmental condition on any of our properties that we believe will involve any material expenditure. However, we cannot assure you that any non-compliance, liability, claim or expenditure will not arise in the future. To the extent that we are held liable for the release of regulated substances by tenants or others, we cannot assure you we would be able to recover our costs from those persons.

WE FACE POTENTIAL LIABILITY FROM RESIDENTIAL PROPERTIES ACCOUNTED FOR ON THE EQUITY METHOD AND OTHER PARTNERSHIP RISKS

       As part of our financing strategy, we have financed several real estate projects through limited partnerships with investment partners. The investment partner, typically a large, sophisticated institution or corporate investor, invests cash in exchange for a limited partnership interest and special allocations of expenses and the majority of tax losses and credits associated with the project. These partnerships typically require us to indemnify, on an after-tax or "grossed up" basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses.

       We believe that all the necessary requirements for qualification for such tax credits have been and will be met and that our investment partners will be able to receive expense allocations associated with the properties. However, we cannot assure you that this will, in fact, be the case or that we will not be required to indemnify our investment partners on an after-tax basis for these amounts. Any indemnification payment could have a material adverse effect on our results of operations and cash flows.

       In addition to partnerships, we also use limited liability companies, or LLC's, to finance some of our projects. Acting through our wholly-owned subsidiaries, we typically are a general partner or managing member in these partnerships or LLC's. There are, however, instances in which we do not control or even participate in management or day-to-day operations. The use of a partnership or LLC may involve special risks associated with the possibility that:

     - another partner or member may have interests or goals that are inconsistent with ours;
     - a general partner or managing member may take actions contrary to our instructions, requests, policies or objectives with respect to our real estate investments; or

     - a partner or a member could experience financial difficulties that prevent it from fulfilling its financial or other responsibilities to the project or its lender or the other partners or members.

       To the extent we are a general partner or managing member, we may be exposed to unlimited liability which may exceed our investment or equity in the partnership. If one of our subsidiaries is a general partner of a particular partnership or managing member of an LLC, it may be exposed to the same kind of unlimited liability.

COMPLIANCE OR FAILURE TO COMPLY WITH THE AMERICANS WITH DISABILITIES ACT AND OTHER SIMILAR LAWS COULD RESULT IN SUBSTANTIAL COSTS

       The Americans with Disabilities Act generally requires that public buildings, including office buildings and hotels, be made accessible to disabled persons. In the event that we are not in compliance with the Americans with Disabilities Act, the federal government could fine us or private parties could be awarded damages against us. If we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our results of operations and cash flows.

       We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We believe that our properties are currently in material compliance with all of these regulatory requirements. However, existing requirements may change and compliance with future requirements may require significant unanticipated expenditures that could affect our cash flows and results of operations.

ITEM 2. PROPERTIES

       The Corporate headquarters of Forest City Enterprises, Inc. is located in Cleveland, Ohio and is owned by the Company. The Company's targeted markets include Boston, Denver, Los Angeles, New York, Philadelphia, Richmond, San Francisco, and Washington, D. C. Forest City Trading Group, Inc. maintains its headquarters in Portland, Oregon with 14 administrative and sales offices and one processing plant located in seven states and one sales office in Canada.

       The "Forest City Rental Properties Corporation Portfolio of Real Estate," presented on pages 26 through 29 of the 2001 Annual Report to Shareholders, lists the retail centers, office buildings, hotels and apartments in which Forest City Rental Properties Corporation has an interest and is incorporated herein by reference.


ITEM 3. LEGAL PROCEEDINGS

The Company, although not a direct party, is providing a defense in a lawsuit related to Emporium, a retail and office development project in San Francisco. The lawsuit is challenging the Company's right to entitlements under California environmental law. A verdict favorable to the Company was obtained in May 2001; however an appeal was filed by the plaintiffs and is currently pending. The Company is also involved in other claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter.



ITEM 4 (A).  EXECUTIVE OFFICERS OF THE REGISTRANT

       The following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2002.

       The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 11, 2002.


                                                                                      Date
Name and Position(s) Held                                                           Appointed            Age
-------------------------                                                           ---------            ---
Albert B. Ratner
Co-Chairman of the Board of Directors of the Company since June 1995,
Vice Chairman of the Board of the Company from June 1993 to June 1995,
Chief Executive Officer prior to July 1995 and President prior to
July 1993.                                                                            6-13-95            74

Samuel H. Miller
Co-Chairman of the Board of Directors of the Company since June 1995,
Chairman of the Board of the Company from June 1993 to June 1995 and
Vice Chairman of the Board, Chief Operating Officer of the Company
prior to June 1993, Treasurer of the Company since December 1992.                     6-13-95            80

Charles A. Ratner
President of the Company since June 1993, Chief Executive
Officer of the Company since June 1995, Chief Operating
Officer from June 1993 to June 1995 and Executive Vice
President prior to June 1993, Director.                                               6-13-95            60

James A. Ratner
Executive Vice President, Director, Officer of various
subsidiary corporations.                                                              3-09-88            57

Ronald A. Ratner
Executive Vice President, Director, Officer of various
subsidiary corporations.                                                              3-09-88            55

Thomas G. Smith
Executive Vice President since October 2000, Senior Vice President prior  to October 2000, Chief Financial Officer, Secretary,
Officer of various subsidiary corporations.                                          10-10-00            61


                                                                                      Date
Name and Position(s) Held                                                           Appointed            Age
-------------------------                                                           ---------            ---
William M. Warren
Senior Vice President, General Counsel and Assistant Secretary.                       5-16-72            73

Brian J. Ratner
Executive Vice President--East Coast Development since August 2000,
Senior Vice President--East Coast Development from January 1997 to
August 2000, Vice President--Urban Entertainment from June 1995 to
December 1996, Vice President from May 1994 to June 1995 and an
officer of various subsidiaries.                                                      8-1-00             44

Linda M. Kane
Vice President and Corporate Controller since April 1995, Asset
Manager--Commercial Group from July 1992 to April 1995 and
Financial Manager--Residential Group from October 1990 to July 1992.                  4-01-95            44



Note: Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers.
      Albert B. Ratner is the father of Brian J. Ratner and first cousin to Charles A. Ratner, James A. Ratner and Ronald A. Ratner.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Information required by this item is incorporated by reference to "Quarterly Consolidated Financial Data (Unaudited)" which appears on page 67 of the 2001 Annual Report to Shareholders.


ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to "Selected Financial Data" on page 30 of the 2001 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 68 through 85 of the 2001 Annual Report to Shareholders.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk. At January 31, 2002, the Company had $787,921,000 of variable-rate debt outstanding for full consolidation and $927,480,000 for pro-rata consolidation. This is inclusive of the $54,000,000 outstanding under its revolving credit facility at January 31, 2002. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

The Company has purchased London Interbank Offered Rate ("LIBOR") interest rate hedges as follows.


                                                         FULL CONSOLIDATION
                                  ------------------------------------------------------------------
                                          CAPS                                     SWAPS (1)
                                  -------------------------               ---------------------------
                                                AVERAGE                                      AVERAGE
     COVERAGE                      AMOUNT         RATE                       AMOUNT             RATE
-------------------               -------------------------               ---------------------------
                                                       (dollars in thousands)
02/01/02 - 02/01/03               $ 662,522       7.67%                     $ 392,759         3.98%
02/01/03 - 02/01/04               $ 949,787(2)    6.45%                     $   2,924         2.49%
02/01/04 - 02/01/05               $ 168,400       8.00%
02/01/05 - 02/01/06               $ 133,900       8.00%



                                                        PRO-RATA CONSOLIDATION
                                  ------------------------------------------------------------------
                                          CAPS                                     SWAPS (1)
                                  -------------------------               ---------------------------
                                                AVERAGE                                      AVERAGE
     COVERAGE                      AMOUNT         RATE                       AMOUNT             RATE
-------------------               -------------------------               ---------------------------
                                                       (dollars in thousands)
02/01/02 - 02/01/03               $ 676,967       7.75%                     $ 476,222         3.67%
02/01/03 - 02/01/04               $ 963,186(2)    6.53%                     $  25,776         4.67%
02/01/04 - 02/01/05               $ 263,638       8.00%
02/01/05 - 02/01/06               $ 155,600       8.00%


(1) Swaps include long-term LIBOR contracts that have an average maturity greater than six months. Swaps in the amount of $4,823 at full consolidation and $40,519 at pro-rata consolidation were entered into February 2002.
(2) Includes interest rate caps in the amount of $500,000 that were entered into in February 2002.

The interest rate caps highlighted above were purchased to mitigate short-term variable interest rate risk. The Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options. The Company owns Treasury Options with a notional amount of $238,200,000 at full consolidation and $159,421,000 at pro-rata consolidation with a weighted average strike rate of approximately
200 basis points over the current 10-year Treasury and thus the Options have only limited value.

Based upon SEC requirements on assessing the value of debt instruments, the Company estimates the fair value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company's total fixed-rate debt at January 31, 2002 was $2,107,077,000 compared to an estimated fair value of $2,077,142,000 for full consolidation and $2,272,134,000 compared to an estimated fair value of $2,265,178,000 for pro-rata consolidation. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt for full consolidation and pro-rata consolidation to a liability of approximately $2,196,736,000 and $2,390,541,000, respectively.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At January 31, 2002, LIBOR interest rate caps and Treasury Options were reported at their fair value of approximately $1,600,000 at full consolidation and $1,700,000 at pro-rata consolidation, in the Consolidated Balance Sheet as Other Assets. The fair value of interest rate swap agreements at January 31, 2002 is an unrealized loss of approximately $5,300,000 at full consolidation and $6,700,000 at pro-rata consolidation and is included in the Consolidated Balance Sheet as Other Liabilities. The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates.

JANUARY 31, 2002


                                                                     EXPECTED MATURITY DATE
                                          ----------------------------------------------------------------------------
  LONG-TERM DEBT                              2002        2003       2004           2005       2006       THEREAFTER
--------------------                      ----------   ----------  ---------     ---------   --------   --------------
                                                                                 (dollars in thousands)
FIXED:
   Fixed rate debt(1)                     $ 71,487    $ 57,510    $ 45,248      $ 121,495   $ 391,685   $ 1,129,809
   Weighted average interest rate            7.47%       7.12%       7.08%          7.13%       6.63%         7.52%


   UDAG(1)                                     241       1,455         509         11,042       8,228        47,968
   Weighted average interest rate            2.55%       3.22%       1.81%          3.90%       0.14%         1.46%

   Senior & Subordinated Debt                   --         --          --             --          --        220,400
   Weighted average interest rate                                                                              8.48%
                                          --------    --------    --------      ---------   ---------   -----------

Total Fixed Rate Debt                       71,728      58,965      45,757        132,537     399,913     1,398,177
                                          --------    --------    --------      ---------   ---------   -----------

VARIABLE:
   Variable rate debt(1)                   250,349     277,434      28,202          1,228       1,327        90,781
   Weighted average interest rate

   Tax Exempt(1)                            76,000         660       7,940            --           --            --
   Weighted average interest rate

   Revolving Credit Facility                    --      54,000          --            --           --            --
   Weighted average interest rate
                                          --------    --------    --------      ---------   ---------   -----------

Total Variable Rate Debt                   326,349     332,094      36,142          1,228       1,327        90,871
                                          --------    --------    --------      ---------   ---------   -----------

TOTAL LONG-TERM DEBT                      $398,077    $391,059    $ 81,899      $ 133,765   $ 401,240   $ 1,488,958
                                          ========    ========    ========      =========   =========   ===========



                                                TOTAL       FAIR MARKET
                                             OUTSTANDING       VALUE
  LONG-TERM DEBT                               1/31/02        1/31/02
--------------------                         -----------    ------------
FIXED:
   Fixed rate debt(1)                       $ 1,817,234      $ 1,820,025
   Weighted average interest rate                 7.28%


   UDAG(1)                                       69,443           40,177
   Weighted average interest rate                 1.73%

   Senior & Subordinated Debt                   220,400          216,940
   Weighted average interest rate                 8.48%
                                            -----------      -----------

Total Fixed Rate Debt                         2,107,077        2,077,142
                                            -----------      -----------

VARIABLE:
   Variable rate debt(1)                        649,321          649,321
   Weighted average interest rate                 5.51%

   Tax Exempt(1)                                 84,600           84,600
   Weighted average interest rate                 2.27%

   Revolving Credit Facility                     54,000           54,000
   Weighted average interest rate                 8.65%
                                            ------------     -----------

Total Variable Rate Debt                        787,921          787,921
                                            ------------     -----------

TOTAL LONG-TERM DEBT                        $ 2,894,998      $ 2,865,063
                                            ============     ===========

(1) Represents nonrecourse debt.

January 31, 2001


                                                                     EXPECTED MATURITY DATE
                                          ----------------------------------------------------------------------------
  LONG-TERM DEBT                              2001        2002       2003           2004       2005       THEREAFTER
--------------------                      ----------   ----------  ---------     ---------   --------   --------------
                                                                                 (dollars in thousands)
FIXED:
   Fixed rate debt(1)                     $ 310,884   $ 62,061    $ 64,171      $  34,090   $ 108,087   $ 1,132,281
   Weighted average interest rate            7.92%       7.65%       7.66%          7.42%       7.26%         7.44%


   UDAG(1)                                       82        103         226            454      10,972        56,555
   Weighted average interest rate             6.99%      6.01%       2.93%          1.56%       3.90%         1.15%

   Senior & Subordinated Debt                   --         --          --             --          --        220,400
   Weighted average interest rate                                                                             8.48%
                                          --------    --------    --------      ---------   ---------   -----------

Total Fixed Rate Debt                      310,966      62,164      64,397         34,544     119,059     1,409,236
                                          --------    --------    --------      ---------   ---------   -----------

VARIABLE:
   Variable rate debt(1)                   207,395     101,001     271,552         25,848          --            --
   Weighted average interest rate

   Tax Exempt(1)                            54,150          --          --            --           --            --
   Weighted average interest rate

   Revolving Credit Facility                    --          --     189,500            --           --            --
   Weighted average interest rate
                                          --------    --------    --------      ---------   ---------   -----------

Total Variable Rate Debt                   261,545     101,001     461,052         25,848          --            --
                                          --------    --------    --------      ---------   ---------   -----------

TOTAL LONG-TERM DEBT                      $572,511    $163,165    $525,449      $  60,392   $ 119,059   $ 1,409,236
                                          ========    ========    ========      =========   =========   ===========




                                                TOTAL       FAIR MARKET
                                             OUTSTANDING       VALUE
  LONG-TERM DEBT                               1/31/01        1/31/01
--------------------                         ------------    -----------

FIXED:
   Fixed rate debt(1)                       $ 1,711,574      $ 1,690,084
   Weighted average interest rate                 7.53%


   UDAG(1)                                       68,392           36,776
   Weighted average interest rate                 1.61%

   Senior & Subordinated Debt                   220,400          212,700
   Weighted average interest rate                 8.48%
                                            -----------      -----------

Total Fixed Rate Debt                         2,000,366        1,939,560
                                            -----------      -----------

VARIABLE:
   Variable rate debt(1)                        605,796          605,796
   Weighted average interest rate                 8.73%

   Tax Exempt(1)                                 54,150           54,150
   Weighted average interest rate                 6.20%

   Revolving Credit Facility                    189,500          189,500
   Weighted average interest rate                 8.63%
                                            ------------     -----------

Total Variable Rate Debt                        849,446          849,446
                                            ------------     -----------

TOTAL LONG-TERM DEBT                        $ 2,849,812      $ 2,789,006
                                            ============     ===========

(1) Represents nonrecourse debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements and supplementary data required by this item are incorporated by reference to "Report of Independent Accountants," "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Quarterly Consolidated Financial Data (Unaudited)" located on pages 32 through 67 of the 2001 Annual Report to Shareholders.

       Financial Statement Schedule II, "Valuation and Qualifying Accounts" and
Schedule III, "Real Estate and Accumulated Depreciation" are included in Part IV, Item 14(d).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors is contained in a definitive proxy statement which the registrant anticipates will be filed by April 30, 2002 and is incorporated herein by reference.

     (b) Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the Registrant are reported in
          Part I of this Form 10-K.

     (c) The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the registrant anticipates will be filed by April 30, 2002 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION;   ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT; AND

ITEM 13. CERTAIN  RELATIONSHIPS  AND  RELATED TRANSACTIONS

       Information required under these sections is contained in a definitive proxy statement which the registrant anticipates will be filed by April 30, 2002 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  List of documents filed as part of this report.

          1. The following financial statements and supplementary data included in the 2001 Annual Report to Shareholders are incorporated by reference in Part II, Item 8.

               Report of Independent Accountants
               Consolidated Balance Sheets - January 31, 2002 and 2001 Consolidated Statements of Earnings for the years ended
               January 31, 2002, 2001 and 2000
               Consolidated Statements of Comprehensive Income for the years ended January 31, 2002, 2001 and 2000
               Consolidated Statements of Shareholders' Equity for the years ended January 31, 2002, 2001 and 2000
               Consolidated Statements of Cash Flows for the years ended January 31, 2002, 2001 and 2000
               Notes to Consolidated Financial Statements
               Quarterly Consolidated Financial Data (Unaudited)

               Individual financial statements of persons accounted for by the equity method have been omitted because such persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

          2. Financial statement schedules required by Part II, Item 8 are included in Part IV, Item 14(d):

                                                                        Page No.
                                                                        --------

                 Schedule II - Valuation and Qualifying Accounts
                 for the years ended January 31, 2002, 2001 and 2000      28

                 Schedule III - Real Estate and Accumulated
                 Depreciation at January 31, 2002 with reconciliations
                 for the years ended January 31, 2002, 2001 and 2000      29-30

               The report of the independent accountants with respect to the above listed financial statement schedules appears on page 27.

               Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

          3.   Exhibits - see (c) below.

     (b) Reports on Form 8-K filed during the three months ended January 31, 2002:

               None.

     (c)  Exhibits.



          Exhibit
          Number      Description of Document
          -------     -----------------------

            3.1    -  Amended Articles of Incorporation adopted as of
                      October 11, 1983, incorporated by reference to
                      Exhibit 3.1 to the Company's Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

            3.2    -  Code of Regulations as amended June 14, 1994,
                      incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

          Exhibit
          Number      Description of Document
          -------     -----------------------

            3.3    -  Certificate of Amendment by Shareholders to the Articles
                      of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-3 (Registration No. 333-41437).

            3.4   -   Certificate of Amendment by Shareholders to the Articles
                      of Incorporation of Forest City Enterprises, Inc. dated
                      June 16, 1998, incorporated by reference to Exhibit 4.3
                      to the Company's Registration Statement on Form S-8
                      (Registration No. 333-61925).

            4.1   -   Form of Senior Subordinated Indenture between the
                      Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3
                      (Registration No. 333-22695).

            4.2   -   Form of Junior Subordinated Indenture between the
                      Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3
                      (Registration No. 333-22695).

            4.3   -   Form of Senior Indenture between the Company and The Bank
                      of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company's Registration
                      Statement on Form S-3 (Registration No. 333-41437).

           10.1   -   Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Deborah Ratner
                      Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26,
                      1996, incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the year ended January 31, 1997
                      (File No. 1-4372).

           10.2    -  Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.3    -  Letter Supplement to Split Dollar Insurance Agreement
                      and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.4    -  Letter Supplement to Split Dollar Insurance Agreement
                      and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.5    -  Split Dollar Insurance Agreement and Assignment of Life
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

           10.6    -  Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

          Exhibit
          Number      Description of Document
          -------     -----------------------

           10.7    -  Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                      Exhibit 10.25 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.8    -  Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                      Exhibit 10.26 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.9    -  Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                      Exhibit 10.27 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.10   -  Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren's Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to
                      Exhibit 10.28 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.11   -  Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.12   -  Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.13   -  Split Dollar Insurance Agreement and Assignment of Life
                      Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.14   -  Letter Supplement to Split Dollar Insurance Agreement and
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

           10.15   -  Supplemental Unfunded Deferred Compensation Plan for
                      Executives, incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

          Exhibit
          Number      Description of Document
          -------     -----------------------

           10.16   -  1994 Stock Option Plan, including forms of Incentive
                      Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit
                      10.10 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.17   -  First Amendment to the 1994 Stock Option Plan dated
                      as of June 9, 1998, incorporated by reference to
                      Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration No. 333-61925).

           10.18   -  First Amendment to the forms of Incentive Stock
                      Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (Registration No.333-61925).

           10.19   -  Amended and Restated form of Stock Option Agreement,
                      effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company's Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

           10.20   -  Dividend Reinvestment and Stock Purchase Plan,
                      incorporated by reference to Exhibit 10.42 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

           10.21   -  Deferred Compensation Plan for Executives, effective
                      as of January 1, 1999, incorporated by reference to
                      Exhibit 10.43 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

           10.22   -  Deferred Compensation Plan for Nonemployee
                      Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company's Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

           10.23   -  First Amendment to the Deferred Compensation Plan
                      for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-38912).

           10.24   -  Second Amendment to the Deferred Compensation Plan
                      for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (Registration No. 333-38912).

           10.25   -  Employment Agreement entered into on April 6, 1998,
                      effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to
                      Exhibit 10.16 to the Form 10-K for the year ended January 31, 1998 (File No.1-4372).

           10.26   -  First Amendment to Employment Agreement (dated April
                      6, 1998), entered into as of April 24, 1998, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended January 31,1998 (File No. 1-4372).

           10.27   -  Second Amendment to Employment Agreement entered
                      into February 28, 2000, by and between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.48 to the Company's Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

           10.28   -  Employment Agreement entered into on May 31, 1999,
                      effective January 1, 1999, by the Company and Albert
                      B. Ratner, incorporated by reference to Exhibit
                      10.47 to the Company's Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

          Exhibit
          Number      Description of Document
          -------     -----------------------

           10.29   -  First Amendment to Employment Agreement effective as
                      of February 28, 2000 between Forest City
                      Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

           10.30   -  Employment Agreement entered into on May 31, 1999,
                      effective January 1, 1999, by the Company and Samuel
                      H. Miller, incorporated by reference to Exhibit
                      10.48 to the Company's Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

           10.31   -  Employment Agreement entered into on May 3, 2000,
                      effective February 1, 2000, by the Company and James
                      A. Ratner, incorporated by reference to Exhibit
                      10.49 to the Company's Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

           10.32   -  Employment Agreement entered into on May 3, 2000,
                      effective February 1, 2000, by the Company and Ronald A. Ratner, incorporated by reference to
                      Exhibit 10.50 to the Company's Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

           10.33   -  Deferred Compensation Agreement between Forest City
                      Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company's Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

           10.34   -  Employment Agreement (re death benefits) entered
                      into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

           10.35   -  Summary of Forest City Enterprises, Inc. Management
                      Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company's Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

           10.36   -  Summary of Forest City Enterprises, Inc. Long-Term
                      Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company's Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

           10.37   -  Credit Agreement, dated as of March 5, 2002, by and
                      among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to
                      Exhibit 10.1 to the Company's Form 8-K, dated March 5, 2002 (File No. 1-4372). (Replaces Amended and Restated Credit Agreement, dated as of June 25, 1999, Exhibit Number 10.39, and its First Amendment, dated August 9, 2000, Exhibit Number 10.41).

           10.38   -  Guaranty of Payment of Debt, dated as of March 5,
                      2002, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, dated March 5, 2002 (File No 1-4372). (Replaces Amended and Restated Guaranty of Payment of Debt, dated as of June 25, 1999, Exhibit Number 10.40, and its First Amendment, dated August 9, 2000, Exhibit Number 10.42).

           10.39   -  Amended and Restated Credit Agreement, dated as of
                      June 25, 1999, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.1 to the Company's Form 8-K, dated June 25, 1999 (File No. 1-4372). (Replaced by Credit Agreement, dated as of March 5, 2002, Exhibit Number 10.37).

          Exhibit
          Number      Description of Document
          -------     -----------------------

           10.40   -  Amended and Restated Guaranty of Payment of Debt,
                      dated as of June 25, 1999, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 20.2 to the Company's Form 8-K, dated June 25, 1999 (File No. 1-4372). (Replaced by Guaranty of Payment of Debt, dated as of March 5, 2002, Exhibit Number 10.38)

           10.41   -  First Amendment to Amended and Restated Credit
                      Agreement, dated August 9, 2000, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to
                      Exhibit 10.51 to the Company's Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372). (Replaced by Credit Agreement, dated as of March 5, 2002, Exhibit Number 10.37).

           10.42  -   First Amendment to Amended and Restated Guaranty of
                      Payment of Debt, dated August 9, 2000, by and among Forest City Enterprises, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.52 to the Company's Form 10-Q for the quarter ended July 31,
                      2000 (File No. 1-4372). (Replaced by Guaranty of
                      Payment of Debt, dated as of March 5, 2002, Exhibit
                      Number 10.38).

      *    12     -   Ratio of Earnings to Fixed Charges

      *    13     -   2001 Annual Report to Shareholders

      *    21     -   Subsidiaries of the Registrant

      *    23     -   Consent of PricewaterhouseCoopers LLP regarding
                      Forms S-3 (Registration No. 333-22695, 333-41437 and
                      333-84282) and Forms S-8 (Registration No.
                      33-65054, 33-65058, 333-38912 and 333-61925).

      *    24     -   Powers of attorney.

-----------------

         *  Filed herewith.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Shareholders and Board of Directors of Forest City Enterprises, Inc.



Our audits of the consolidated financial statements referred to in our report dated March 13, 2002 in the 2001 Annual Report to Shareholders of Forest City Enterprises, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PricewaterhouseCoopers LLP


Cleveland, Ohio
April 25, 2002

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                                                                  Additions
                                                Balance at        Charged to                       Balance at
                                                Beginning         Costs and                          End of
Description                                     of Period         Expenses           Deductions      Period
-----------                                     ---------         --------           ----------      ------
Allowance for doubtful accounts

January 31, 2002                                 $  4,415         $  6,249         $  4,359(a)      $  6,305

January 31, 2001                                 $  5,462         $  3,106         $  4,153(a)      $  4,415
--------------------------------------------------------------------------------------------------------------
January 31, 2000  (Pro-rata consolidation)       $  6,192         $  1,595         $  1,913(a)      $  5,874



Notes receivable reserve


January 31, 2002                                 $  45,150        $  3,965         $ 26,335(e)      $ 22,780

January 31, 2001                                 $  54,582        $  1,343         $ 10,775(d)      $ 45,150

January 31, 2000                                 $  53,382        $  1,700         $    500(d)      $ 54,582


Reserve for project write-offs


January 31, 2002                                 $  10,573        $ 35,166(b)      $ 30,153         $ 15,586

January 31, 2001                                 $   7,240        $ 12,387(b)      $  9,054         $ 10,573

January 31, 2000                                 $  11,842        $  8,977(b)      $ 13,579(c)      $  7,240


Valuation reserve on other investments

January 31, 2002                                 $  1,200         $   4,265        $     --         $  5,465

January 31, 2001                                 $     --         $   1,200        $     --         $  1,200

January 31, 2000                                 $     --         $      --        $     --         $     --


(a)    Uncollectible accounts written off.
(b) Additions charged to costs and expenses were recorded net of abandoned development projects written off of $30,153, $9,054 and $7,477 for the years ended January 31, 2002, 2001 and 2000, respectively.
(c) Included in this amount is $6,102 of allowances related to property sold under Land Group investments.
(d) Reversal of a reserve against a note receivable from Millender Center. See Note D in the Notes to Consolidated Financial Statements.
(e) Majority represents the reversal of reserves against notes receivable from various Federally Subsidized housing projects. See Note D in Notes to Consolidated Financial Statements.

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (in thousands)

                                                                                                        Gross amount at
                                                                                                         which carried
                                                   Initial cost       Cost  capitalized                   at close of
                                                    to Company            subsequent                    January 31, 2002
                            Amount of          --------------------     to acquisition         ----------------------------------
                           Encumbrance                  Buildings    ----------------------               Buildings
                          At January 31,                  and                      Carrying                  and            Total
Description of Property        2002             Land   Improvements  Improvements  costs       Land       Improvements     (A)(B)
-----------------------   --------------        ----   ------------  ------------  -------     ----       ------------     ------
Apartments:
  Miscellaneous investments    $  427,973    $  47,889   $  333,114   $  129,888   $  35,235   $  51,183   $  494,943   $  546,126

Shopping Centers:
   Miscellaneous investments      905,323       94,569      759,657      195,964     193,924     120,292    1,123,822    1,244,114

Office Buildings:
  New York, New York              191,926           --      196,398        2,348      34,243      28,467      204,522      232,989


  Miscellaneous investments       974,700       19,223    1,072,852      197,160     118,680      43,356    1,364,559    1,407,915
         Various

Leasehold improvements and
  other equipment:
  Miscellaneous investments            --           --       27,612           --         --           --       27,612       27,612

Under Construction:
  Miscellaneous investments       113,606       52,542      408,662           --         --       52,542      408,662      461,204

Developed Land:
  Miscellaneous investments         7,070       24,193           --           --         --       24,193           --       24,193
                               ----------   ----------   ----------   ----------   ---------   ---------   ----------   ----------

Total                          $2,620,598   $  238,416   $2,798,295   $  525,360   $ 382,082   $ 320,033   $3,624,120   $3,944,153
                               ==========   ==========   ==========   ==========   =========   =========   ==========   ==========



                                                                                 Range of lives
                                                                                  (in years) on
                                                                              which depreciation in
                                   Accumulated                                    latest income
                                   depreciation                               statement is computed
                                   at January 31,    Date of         Date     ----------------------
Description of Property               2002(C)      construction    acquired     Bldg    Improvements
-----------------------            --------------  ------------    --------    -----    ------------
Apartments:
  Miscellaneous investments           $  64,700        Various           --       Various     Various

Shopping Centers:
   Miscellaneous investments            143,006        Various           --       Various     Various

Office Buildings:
  New York, New York                     41,741        1989-1991         --       Various     Various


  Miscellaneous investments             270,012        Various           --       Various
         Various

Leasehold improvements and
  other equipment:
  Miscellaneous investments              17,866          --             Various   Various    Various

Under Construction:
  Miscellaneous investments                 --

Developed Land:
  Miscellaneous investments                 --
                                    ----------

Total                               $  537,325
                                    ==========



(A) The aggregate cost at January 31, 2002 for federal income tax purposes was $3,514,117. For (B) and (C) refer to the following page.


                                   (Continued)

                 FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

                                 (in thousands)


                                                                       For the Years Ended January 31,
                                                                -------------------------------------------
                                                                      2002           2001           2000
                                                                -------------    -----------    -----------
(B)    Reconciliations of total real estate carrying value are as follows:


     Balance at beginning of period                               $ 3,590,219    $ 3,270,715    $ 2,855,994

       Additions during period -
           Improvements                                              383, 993        322,927        465,265
           Other acquisitions                                          75,773        172,892             --
                                                                  -----------    -----------    -----------
                                                                      459,766        495,819        465,265

       Deductions during period -
           Cost of real estate sold                                  (105,832)      (176,315)       (50,544)
                                                                  -----------    -----------    -----------
     Balance at end of period                                     $ 3,944,153    $ 3,590,219    $ 3,270,715
                                                                  ===========    ===========    ===========


(C) Reconciliations of accumulated depreciation are as follows:

     Balance at beginning of period                               $   496,050    $   464,745    $   420,215

       Additions during period -
           Charged to profit or loss                                   97,842         98,364         81,504

       Deductions during period -
           Retirement and sales                                       (56,567)       (67,059)       (36,974)
                                                                  -----------    -----------    -----------
     Balance at end of period                                     $   537,325    $   496,050    $  464, 745
                                                                  ===========    ===========    ===========

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOREST CITY ENTERPRISES, INC.
                                        ----------------------------
                                                (Registrant)


DATE:   April 25, 2002                  By:  /s/ Charles A. Ratner
      -------------------------            ------------------------------------
                                           (Charles A. Ratner, President and
                                           Chief Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                                   TITLE                                         DATE
    ---------                                   -----                                         ----
            *                               Co-Chairman of the Board and Director        April 25, 2002
----------------------------------
 (Albert B. Ratner)

            *                               Co-Chairman of the Board, Treasurer          April 25, 2002
----------------------------------          and Director
(Samuel H. Miller)

/s/ CHARLES A. RATNER                       President, Chief Executive Officer           April 25, 2002
----------------------------------          and Director (Principal Executive
(Charles A. Ratner)                         Officer)

/s/ THOMAS G. SMITH                         Executive Vice President, Chief             April 25, 2002
----------------------------------          Financial Officer and Secretary
(Thomas G. Smith)                           (Principal Financial Officer)

 /s/ LINDA M. KANE                          Vice President and Corporate Controller     April 25, 2002
----------------------------------          (Principal Accounting Officer)
(Linda M. Kane)

            *                               Executive Vice President and Director       April 25, 2002
----------------------------------
(James A. Ratner)

            *                               Executive Vice President and Director       April 25, 2002
----------------------------------
(Ronald A. Ratner)

            *                               Executive Vice President and Director       April 25, 2002
----------------------------------
(Brian J. Ratner)

            *                               Director                                    April 25, 2002
----------------------------------
(Deborah Ratner Salzberg)


    SIGNATURE                                   TITLE                                         DATE
    ---------                                   -----                                         ----
            *                               Director                                    April 25, 2002
----------------------------------
 (Michael P. Esposito, Jr.)

            *                               Director                                    April 25, 2002
----------------------------------
 (Scott S. Cowen)

            *                               Director                                    April 25, 2002
----------------------------------
 (Jerry V. Jarrett)

            *                               Director                                    April 25, 2002
----------------------------------
 (Joan K. Shafran)

            *                               Director                                    April 25, 2002
----------------------------------
 (Louis Stokes)

            *                               Director                                    April 25, 2002
----------------------------------
 (Stan Ross)


The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material by April 30, 2002.

* The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.


By:   /s/ Charles A. Ratner                                                             April 25, 2002
------------------------------------
(Charles A. Ratner, Attorney-in-Fact)

                            EXHIBITS FILED HEREWITH



Exhibit
Number
-------

12       -        Ratio of Earnings to Fixed Charges

13       -        2001 Annual Report to Shareholders

21       -        Subsidiaries of the Registrant

23       -        Consent of PricewaterhouseCoopers LLP regarding Forms S-3
                  (Registration No. 333-22695, 333-41437 and 333-84282) and
                  Forms S-8 (Registration No. 33-65054, 33-65058, 333-38912
                  and 333-61925).

24       -        Powers of Attorney