Form 10-K/A
period 2002-01-31
FOREST CITY ENTERPRISES INC
filed 2002-05-01
CIK 38067

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K/A

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

Page 27 has been amended to reflect a change in the date to the signature of the Report of Independent Accountants on Financial Statement Schedules. No other changes have been made and this Form 10-K/A does not reflect any subsequent developments.

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


Cleveland, Ohio
March 13, 2002

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


DATE:   May 1, 2002                  By:   /s/ Charles A. Ratner
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


    SIGNATURE                                   TITLE                                       DATE
    ---------                                   -----                                       ----
            *                               Co-Chairman of the Board and Director        May 1, 2002
----------------------------------
 (Albert B. Ratner)

            *                               Co-Chairman of the Board, Treasurer          May 1, 2002
----------------------------------          and Director
(Samuel H. Miller)

/s/ CHARLES A. RATNER                       President, Chief Executive Officer           May 1, 2002
----------------------------------          and Director (Principal Executive
(Charles A. Ratner)                         Officer)

/s/ THOMAS G. SMITH                         Executive Vice President, Chief              May 1, 2002
----------------------------------          Financial Officer and Secretary
(Thomas G. Smith)                           (Principal Financial Officer)

 /s/ LINDA M. KANE                          Vice President and Corporate Controller      May 1, 2002
----------------------------------          (Principal Accounting Officer)
(Linda M. Kane)

            *                               Executive Vice President and Director        May 1, 2002
----------------------------------
(James A. Ratner)

            *                               Executive Vice President and Director        May 1, 2002
----------------------------------
(Ronald A. Ratner)

            *                               Executive Vice President and Director        May 1, 2002
----------------------------------
(Brian J. Ratner)

            *                               Director                                     May 1, 2002
----------------------------------
(Deborah Ratner Salzberg)


    SIGNATURE                                   TITLE                                         DATE
    ---------                                   -----                                         ----
            *                               Director                                    May 1, 2002
----------------------------------
 (Michael P. Esposito, Jr.)

            *                               Director                                    May 1, 2002
----------------------------------
 (Scott S. Cowen)

            *                               Director                                    May 1, 2002
----------------------------------
 (Jerry V. Jarrett)

            *                               Director                                    May 1, 2002
----------------------------------
 (Joan K. Shafran)

            *                               Director                                    May 1, 2002
----------------------------------
 (Louis Stokes)

            *                               Director                                    May 1, 2002
----------------------------------
 (Stan Ross)


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


By:   /s/ Charles A. Ratner                                                             May 1, 2002
------------------------------------
(Charles A. Ratner, Attorney-in-Fact)

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