Form 10-Q
period 2002-04-30
FOREST CITY ENTERPRISES INC
filed 2002-06-13
CIK 38067

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended            April 30, 2002

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES        NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2002

Class A Common Stock, $.33 1/3 par value	35,274,289 shares

Class B Common Stock, $.33 1/3 par value	14,325,407 shares

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

		Page No.
Part I.	Financial Information:
Item 1.	Financial Statements
	Forest City Enterprises, Inc. and Subsidiaries

	Consolidated Balance Sheets — April 30, 2002 (Unaudited) and January 31, 2002	3

	Consolidated Statements of Earnings (Unaudited) — Three Months Ended April 30, 2002 and 2001	4

	Consolidated Statements of Comprehensive Income (Unaudited) — Three Months Ended April 30, 2002 and 2001	5

	Consolidated Statements of Shareholders’ Equity (Unaudited) — Three Months Ended April 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended April 30, 2002 and 2001	6

	Notes to Consolidated Financial Statements (Unaudited)	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30-32

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 4.	Submission of Matters to a Vote of Security-Holders	33

Item 6.	Exhibits and Reports on Form 8-K	34-39

Signatures		40

Part 1 — Financial Information
Item 1. Financial Statements

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30, 2002	January 31, 2002

	(Unaudited)
	(in thousands)
Assets
Real Estate
Completed rental properties	$3,550,173	$3,458,756
Projects under development	527,763	461,204
Land held for development or sale	32,333	24,193

Real Estate, at cost	4,110,269	3,944,153
Less accumulated depreciation	(559,546)	(537,325)

Total Real Estate	3,550,723	3,406,828

Cash and equivalents	38,591	50,054
Restricted cash	102,054	113,073
Notes and accounts receivable, net	267,388	276,000
Inventories	47,694	39,247
Investments in and advances to real estate affiliates	397,236	394,303
Other assets	142,366	138,141

Total Assets	$4,546,052	$4,417,646

Liabilities and Shareholders’ Equity Liabilities
Mortgage debt, nonrecourse	$2,683,587	$2,620,598
Notes payable	73,391	64,554
Long-term credit facility	130,000	54,000
Senior and subordinated debt	220,400	220,400
Accounts payable and accrued expenses	466,533	499,722
Deferred income taxes	227,611	227,982

Total Liabilities	3,801,522	3,687,256

Minority interest	72,124	67,877

Commitments and Contingencies

Shareholders’ Equity
Preferred stock — convertible, without par value 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 35,479,871 and 35,101,288 shares issued, 35,249,370 and 34,756,382 outstanding, respectively	11,826	11,700
Class B, convertible, 36,000,000 shares authorized; 14,745,957 and 15,124,540 shares issued, 14,328,807 and 14,707,390 outstanding, respectively	4,916	5,042

	16,742	16,742
Additional paid-in capital	229,476	228,263
Retained earnings	440,596	432,939

	686,814	677,944
Less treasury stock, at cost; 230,501 Class A and 417,150 Class B shares and 344,906 Class A and 417,150 Class B shares, respectively	(5,114)	(6,140)
Accumulated other comprehensive loss	(9,294)	(9,291)

Total Shareholders’ Equity	672,406	662,513

Total Liabilities and Shareholders’ Equity	$4,546,052	$4,417,646

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended April 30,

	2002	2001

	(in thousands except per share data)
Revenues
Rental properties	$178,474	$159,986
Lumber trading	26,263	25,913
Equity in earnings of unconsolidated entities	10,194	5,784

	214,931	191,683

Expenses
Operating expenses	127,749	108,699
Interest expense	43,336	45,392
Depreciation and amortization	27,036	23,107

	198,121	177,198

(Loss) gain on disposition of operating properties and other investments	(116)	1,592

Earnings before income taxes	16,694	16,077

Income tax expense
Current	6,966	1,998
Deferred	(221)	4,002

	6,745	6,000

Earnings before minority interest, extraordinary (loss) gain and cumulative effect of change in accounting principle	9,949	10,077
Minority interest	(417)	430

Earnings before extraordinary (loss) gain and cumulative effect of change in accounting principle	10,366	9,647
Extraordinary (loss) gain, net of tax	(230)	637
Cumulative effect of change in accounting principle, net of tax	—	(1,202)

Net earnings	$10,136	$9,082

Basic and diluted earnings per common share
Earnings before extraordinary (loss) gain and cumulative effect of change in accounting principle	$0.21	$0.21
Extraordinary (loss) gain, net of tax	(0.01)	0.01
Cumulative effect of change in accounting principle, net of tax	—	(0.02)

Net earnings	$0.20	$0.20

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,

	2002	2001

	(in thousands)
Net earnings	$10,136	$9,082

Other comprehensive loss, net of tax:
Unrealized losses on investments in securities:
Unrealized loss on securities	(408)	(2,818)
Unrealized derivative gains (losses):
Cumulative effect of change in accounting principle- transition adjustment of interest rate contracts, net of minority interest	—	(7,820)
Change in unrealized gains on interest rate contracts, net of minority interest	405	172

Other comprehensive loss, net of tax	(3)	(10,466)

Comprehensive income (loss)	$10,133	$(1,384)

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock
									Accumulated
	Class A		Class B		Additional		Treasury Stock		Other
					Paid-In	Retained			Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

					(in thousands)
Three Months Ended April 30, 2002
Balances at January 31, 2002	35,101	$11,700	15,125	$5,042	$228,263	$432,939	762	$(6,140)	$(9,291)	$662,513
Net earnings						10,136				10,136
Other comprehensive loss, net of tax									(3)	(3)
Dividends $.05 per share						(2,479)				(2,479)
Conversion of Class B to Class A shares	379	126	(379)	(126)						—
Exercise of stock options					883		(114)	1,026		1,909
Amortization of unearned compensation					330					330

Balances at April 30, 2002	35,480	$11,826	14,746	$4,916	$229,476	$440,596	648	$(5,114)	$(9,294)	$672,406

Three Months Ended April 30, 2001
Balances at January 31, 2001, as adjusted for the three-for-two stock split effective November 14, 2001	30,543	$10,181	15,783	$5,261	$108,863	$338,792	1,230	$(10,330)	$3,869	$456,636
Net earnings						9,082				9,082
Other comprehensive loss, net of tax									(10,466)	(10,466)
Dividends $.04 per share						(1,808)				(1,808)
Conversion of Class B to Class A shares	250	83	(250)	(83)						—
Exercise of stock options					210		(74)	667		877
Restricted stock issued					(1,009)		(113)	1,009		—
Amortization of unearned compensation					35					35

Balances at April 30, 2001, as adjusted	30,793	$10,264	15,533	$5,178	$108,099	$346,066	1,043	$(8,654)	$(6,597)	$454,356

See notes to consolidated financial statements

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,

	2002	2001

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$195,096	$172,568
Cash distributions from unconsolidated entities	4,396	3,751
Proceeds from land sales	15,404	2,398
Land development expenditures	(15,259)	(9,020)
Operating expenditures	(150,881)	(101,567)
Interest paid	(47,551)	(50,042)

Net cash provided by operating activities	1,205	18,088

Cash Flows from Investing Activities
Capital expenditures	(160,297)	(127,456)
Proceeds from disposition of operating properties and other investments	—	4,420
Changes in investments in and advances to real estate affiliates	3,060	(16,318)

Net cash used in investing activities	(157,237)	(139,354)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	239,844	183,244
Principal payments on nonrecourse mortgage debt	(23,235)	(78,904)
Payments on long-term credit facility	(78,000)	—
Increase in notes payable	10,887	32,887
Payments on notes payable	(2,050)	(1,906)
Change in restricted cash and book overdrafts	(3,995)	(54,498)
Payment of deferred financing costs	(2,981)	(2,965)
Exercise of stock options	1,909	877
Dividends paid to shareholders	(2,474)	(1,808)
Increase in minority interest	4,664	21,285

Net cash provided by financing activities	144,569	98,212

Net decrease in cash and equivalents	(11,463)	(23,054)
Cash and equivalents at beginning of period	50,054	64,265

Cash and equivalents at end of period	$38,591	$41,211

Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$10,136	$9,082
Minority interest	(417)	430
Depreciation	22,432	19,498
Amortization	4,604	3,609
Equity in earnings of unconsolidated entities	(10,194)	(5,784)
Cash distributions from unconsolidated entities	4,396	3,751
Deferred income taxes	(371)	3,217
Loss (gain) on disposition of operating properties and other investments	116	(1,592)
Extraordinary loss (gain)	380	(1,054)
Cumulative effect of change in accounting principle	—	1,988
Decrease in land included in projects under development	1,891	(5,265)
Decrease in land included in completed rental properties	220	—
Increase in land held for development or sale	(8,140)	(1,467)
Decrease (increase) in notes and accounts receivable	8,612	(10,613)
Increase in inventories	(8,447)	(5,356)
Decrease in other assets	3,814	8,900
Decrease in accounts payable and accrued expenses	(27,827)	(1,256)

Net cash provided by operating activities	$1,205	$18,088

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

A.	Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

During the three months ended April 30, 2002 and 2001, the Company recorded $170,000 and $679,000, respectively, as interest expense in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material. The amount of net derivative losses reclassified into earnings from accumulated other comprehensive loss as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $680,000 for the three months ended April 30, 2002 and was negligible for the three months ended April 30, 2001. As of April 30, 2002, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated other comprehensive loss into earnings as interest expense associated with the effectiveness of cash flow hedges of approximately $4,170,000, net of tax.

At April 30, and January 31, 2002, LIBOR interest rate caps and Treasury Options were reported at their fair value of $870,000 and $1,600,000 respectively, in the Consolidated Balance Sheets as Other Assets. The fair value of interest rate swap agreements at April 30, and January 31, 2002 is an unrealized loss of $4,290,000 and $5,300,000, respectively, and included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

New Accounting Standards

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue 01-14 “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred”. The EITF concluded that certain reimbursements received for expenses incurred should be characterized as revenue in the Income Statement. This Issue is effective for the Company for the year ending January 31, 2003. The provisions of this Issue will not have a significant impact on the consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items unless they meet the criteria of APB Opinion 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending January 31, 2004. The Company currently records gain or loss from the early extinguishment of debt as an extraordinary item pursuant to the guidance in SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Upon adoption of SFAS No. 145 these gains and losses will be recorded as ordinary income or loss. The Company does not expect this pronouncement to have any other material impact on the Company’s financial position, results of operations, or cash flows.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation

      The Company reports all financial information, unless otherwise noted, using the full consolidation method. A reconciliation of the Company’s financial statement presentation (full consolidation method) to its historical presentation (pro-rata consolidation method used prior to the year ended January 31, 2001) is as follows.

Consolidated Balance Sheet — April 30, 2002

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Assets
Real Estate
Completed rental properties	$3,550,173	$594,493	$833,406	$3,789,086
Projects under development	527,763	48,295	97,596	577,064
Land held for development or sale	32,333	—	35,622	67,955

Real Estate, at cost	4,110,269	642,788	966,624	4,434,105
Less accumulated depreciation	(559,546)	(84,310)	(180,307)	(655,543)

Total Real Estate	3,550,723	558,478	786,317	3,778,562

Cash and equivalents	38,591	7,452	23,616	54,755
Restricted cash	102,054	19,744	29,751	112,061
Notes and accounts receivable, net	267,388	19,425	9,413	257,376
Inventories	47,694	—	—	47,694
Investments in and advances to real estate affiliates	397,236	—	(21,921)	375,315
Other assets	142,366	21,518	26,091	146,939

Total Assets	$4,546,052	$626,617	$853,267	$4,772,702

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$2,683,587	$483,622	$809,721	$3,009,686
Notes payable	73,391	14,808	2,703	61,286
Long-term credit facility	130,000	—	—	130,000
Senior and subordinated debt	220,400	—	—	220,400
Accounts payable and accrued expenses	466,533	56,063	40,843	451,313
Deferred income taxes	227,611	—	—	227,611

Total Liabilities	3,801,522	554,493	853,267	4,100,296

Minority interest	72,124	72,124	—	—

Total Shareholders’ Equity	672,406	—	—	672,406

Total Liabilities and Shareholders’ Equity	$4,546,052	$626,617	$853,267	$4,772,702

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Three Months Ended April 30, 2002

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Revenues
Rental properties	$178,474	$28,862	$50,524	$200,136
Lumber trading	26,263	—	—	26,263
Equity in earnings of unconsolidated entities	10,194	—	(5,942)	4,252

	214,931	28,862	44,582	230,651

Expenses
Operating expenses	127,749	16,546	26,972	138,175
Interest expense	43,336	8,311	11,636	46,661
Depreciation and amortization	27,036	4,422	5,974	28,588

	198,121	29,279	44,582	213,424

Loss on disposition of operating properties and other investments	(116)	—	—	(116)

Earnings before income taxes	16,694	(417)	—	17,111

Income tax expense
Current	6,966	—	—	6,966
Deferred	(221)	—	—	(221)

	6,745	—	—	6,745

Earnings before minority interest and extraordinary loss	9,949	(417)	—	10,366
Minority interest	(417)	(417)	—	—

Earnings before extraordinary loss	10,366	—	—	10,366
Extraordinary loss, net of tax	(230)	—	—	(230)

Net earnings	$10,136	$—	$—	$10,136

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Three Months Ended April 30, 2001

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Revenues
Rental properties	$159,986	$28,564	$45,345	$176,767
Lumber trading	25,913	—	—	25,913
Equity in earnings of unconsolidated entities	5,784	—	(2,214)	3,570

	191,683	28,564	43,131	206,250

Expenses
Operating expenses	108,699	14,289	25,674	120,084
Interest expense	45,392	9,740	12,384	48,036
Depreciation and amortization	23,107	4,105	5,073	24,075

	177,198	28,134	43,131	192,195

Gain on disposition of operating properties and other investments	1,592	—	—	1,592

Earnings before income taxes	16,077	430	—	15,647

Income tax expense
Current	1,998	—	—	1,998
Deferred	4,002	—	—	4,002

	6,000	—	—	6,000

Earnings before minority interest, extraordinary gain and cumulative effect of change in accounting principle	10,077	430	—	9,647
Minority interest	430	430	—	—

Earnings before extraordinary gain and cumulative effect of change in accounting principle	9,647	—	—	9,647
Extraordinary gain, net of tax	637	—	—	637
Cumulative effect of change in accounting principle, net of tax	(1,202)	—	—	(1,202)

Net earnings	$9,082	$—	$—	$9,082

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

C.	(Loss) Gain on Disposition of Operating Properties and Other Investments
During the three months ended April 30, 2002, the Company recorded a loss on other investments of $116,000, or $70,000 net of estimated taxes. During the three months ended April 30, 2001, the Company recorded a gain on disposition of operating properties and other investments of $1,592,000, or $949,000 net of estimated taxes, resulting from a gain on disposition of Bowling Green Mall in Kentucky of $1,892,000 in a tax-deferred exchange, and a loss on other investments of $300,000.

D.	Extraordinary (Loss) Gain
During the three months ended April 30, 2002, the Company recorded an extraordinary loss, net of tax, of $230,000 ($380,000 pre-tax) which represents the impact of early extinguishment of nonrecourse debt primarily related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania. During the three months ended April 30, 2001, the Company recorded an extraordinary gain, net of tax, of $637,000 ($1,054,000 pre-tax) which represents the impact of early extinguishment of nonrecourse debt related to Enclave, a residential property located in San Jose, California.

E.	Dividends The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share

March 14, 2002	June 3, 2002	June 17, 2002	$.05
June 11, 2002	September 3, 2002	September 17, 2002	$.06

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

F.	Earnings per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings before extraordinary (loss) gain and cumulative effect of change in accounting principle”.

	Earnings Before
	Extraordinary (Loss) Gain
	and Cumulative	Weighted
	Effect of Change in	Average Common	Per
	Accounting Principle	Shares Outstanding	Common
	(Numerator)	(Denominator)	Share

	(in thousands)
Three Months Ended
April 30, 2002:
Basic EPS	$10,366	49,509,417	$0.21
Effect of dilutive securities -stock options	—	690,180	—

Diluted EPS	$10,366	50,199,597	$0.21

Three Months Ended
April 30, 2001:
Basic EPS	$9,647	45,152,499	$0.21
Effect of dilutive securities -stock options	—	601,645	—

Diluted EPS	$9,647	45,754,144	$0.21

G.	Reversal of Reserves on Notes Receivable
The Company, through its Residential Group, is the 1% general partner in 26 Federally Subsidized housing projects owned by syndicated partnerships. Upon formation of these partnerships, approximately 20 years ago, the Company received interest-bearing notes receivable as consideration for development and other fee services. At their inception these notes were fully reserved as their collection was doubtful based on the limited cash flows generated by the properties pursuant to their government subsidy contracts. Likewise a reserve for the related accrued interest was established each year.

During the prior fiscal year these properties completed a series of events that led to a reversal of a portion of these reserves. The Company continues to monitor these reserves in relation to events that could change expected future cash flows and, during the three months ended April 30, 2002 the Company reversed reserves of approximately $3,050,000 primarily representing a portion of the notes receivable and related interest at two of the properties. These properties completed a series of events making collection of these notes and related interest now appear probable based on expected future cash flows. These events include obtaining an appraisal of the properties and settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

H.	Reclassification Certain items in the consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

I.	Long-term Credit Facility
At April 30, 2002, the Company had $130,000,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The Company’s current credit facilities include a $100,000,000 term loan and a $250,000,000 revolving line of credit, both of which mature in February 2006, and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($17,347,000 and $8,775,000 outstanding at April 30, 2002, respectively). The outstanding letters of credit reduce the credit available to the Company. The outstanding balance of the prior revolving credit facility was paid in full with the proceeds of the new term loan. Quarterly principal payments of $6,250,000 on the term loan commence July 1, 2002.

The long-term credit facilities provide, among other things, for: 1) at the Company’s election, interest rates of 2.125% over LIBOR or ?% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined); and 3) restriction on dividend payments and stock repurchases.

J.	Recent Developments
The Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) on May 1, 2002 and amended it on May 24, 2002. This shelf registration statement amends the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide Forest City flexibility to raise, from time to time, up to an aggregate of $842,000,000 from the offering of Class A common stock, preferred stock, depository shares and a variety of debt securities and warrants.

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

	Combined		Pro-Rata Share

	April 30,	January 31,	April 30,	January 31,
	2002	2002	2002	2002

		(in thousands)
Balance Sheet:
Completed rental properties	$2,312,008	$2,235,274	$833,406	$775,878
Projects under development	221,247	243,339	97,596	124,395
Land held for development or sale	76,084	69,723	35,622	32,692
Investment in and advances to real estate affiliates	—	—	85,015	78,435
Accumulated depreciation	(448,436)	(434,466)	(180,307)	(175,205)
Other assets	240,184	280,760	88,871	107,572

Total Assets	$2,401,087	$2,394,630	$960,203	$943,767

Mortgage debt, nonrecourse	$2,151,304	$2,117,979	$809,721	$788,240
Advances from general partner	20,455	20,455	—	—
Other liabilities	144,117	157,137	43,546	47,282
Partners’ equity	85,211	99,059	106,936	108,245

Total Liabilities and Partners’ Equity	$2,401,087	$2,394,630	$960,203	$943,767

Three Months Ended April 30,	2002	2001	2002	2001

Operations:
Revenues	$126,614	$117,808	$50,524	$45,345
Equity in earnings of unconsolidated entities on a pro-rata basis	—	—	4,252	3,570
Operating expenses	(65,621)	(65,317)	(26,972)	(25,674)
Interest expense	(29,369)	(31,841)	(11,636)	(12,384)
Depreciation and amortization	(15,905)	(22,547)	(5,974)	(5,073)
Extraordinary (loss) gain	(400)	1,110	(380)	1,054

Net Income (Loss)	$15,319	$(787)	$9,814	$6,838

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	April 30,	January 31,
	2002	2002

Partners’ equity, as above	$85,211	$99,059
(Deficit) equity of other partners	(1,270)	11,269

Company’s investment in partnerships	86,481	87,790
Advances to partnerships, as above	20,455	20,455
Advances to other real estate affiliates	290,300	286,058

Investments in and Advances to Real Estate Affiliates	$397,236	$394,303

As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to four executive officers of the Company. Of the $290,300,000 and $286,058,000 presented above for “Advances to other real estate affiliates” at April 30, 2002 and January 31, 2002, respectively, $91,164,000 and $81,970,000, respectively, represents amounts advanced for this partner. These advances entitle the Company to a preferred return payable from cash flows of each respective property.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

L.	Segment Information

The following tables summarize financial data for the Commercial, Residential, Land Development and Lumber Trading Groups and Corporate. All amounts, including footnotes, are presented in thousands.

			Three Months Ended April 30,
	April 30,	January 31,
	2002	2002	2002	2001

			Expenditures for Additions
	Identifiable Assets		to Real Estate

Commercial Group	$3,310,610	$3,200,234	$110,965	$117,730
Residential Group	847,958	797,248	48,508	29,190
Land Group	175,497	174,170	8,718	7,730
Lumber Trading Group	163,119	171,353	283	106
Corporate	48,868	74,641	197	44

	$4,546,052	$4,417,646	$168,671	$154,800

	Three Months Ended April 30,

	2002	2001	2002	2001

	Revenues		Interest Expense

Commercial Group	$133,955	$129,101	$31,276	$30,145
Residential Group	39,098	34,486	5,544	6,331
Land Group	15,365	2,086	64	149
Lumber Trading Group(1)	26,263	25,913	636	1,006
Corporate	250	97	5,816	7,761

	$214,931	$191,683	$43,336	$45,392

	Depreciation and		Earnings Before
	Amortization Expense		Income Taxes (EBIT)(2)

Commercial Group	$21,968	$18,567	$8,438	$15,705
Residential Group	3,886	3,620	11,211	9,337
Land Group	155	21	6,564	(110)
Lumber Trading Group	535	555	1,186	1,051
Corporate	492	344	(10,589)	(11,498)
(Loss) gain on disposition of operating properties and other investments	—	—	(116)	1,592

	$27,036	$23,107	$16,694	$16,077

	Earnings Before
	Depreciation,
	Amortization and
	Deferred Taxes (EBDT)

Commercial Group	$27,108	$27,763
Residential Group	15,395	12,480
Land Group	3,268	(1,950)
Lumber Trading Group	664	580
Corporate	(6,559)	(5,469)

Consolidated EBDT	39,876	33,404

Reconciliation of EBDT to net earnings:
Depreciation and amortization — Real Estate Groups	(27,614)	(23,269)
Deferred taxes — Real Estate Groups	(2,515)	(3,486)
Straight-line rent adjustment	689	2,049
(Loss) gain on disposition of operating properties and other investments, net of tax	(70)	949
Extraordinary (loss) gain, net of tax	(230)	637
Cumulative effect of change in accounting principle, net of tax	—	(1,202)

Net earnings	$10,136	$9,082

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues.
Sales invoiced for the three months ended April 30, 2002 and 2001 were $688,896 and $565,968, respectively.

(2)	See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of operations for the three months ended April 30, 2002 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 2002 annual report (“Form 10-K”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company principally engages in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. The Company consists of four Strategic Business Units. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires, leases and manages residential rental property, including mature middle-market apartments in urban and suburban locations, adaptive re-use developments in urban locations and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and Canadian provinces. The Company has more than $4.5 billion of assets in 19 states and Washington, D.C. The Company’s targeted markets include Boston, Denver, Los Angeles, New York, Philadelphia, Richmond, San Francisco, and Washington, D.C. The Company is headquartered in Cleveland, Ohio.

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

The Company’s EBDT for the three months ended April 30, 2002 grew by 19.4% to $39,876,000 from $33,404,000. The increase in EBDT is primarily attributable to the addition of four new projects during the three months ended April 30, 2002, 12 new projects in 2001 and increased land sales in the Land Development Group.

The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. Net Operating Income (“NOI”) is defined as Revenues less Operating Expenses. See the information in the table entitled “Earnings before Depreciation, Amortization and Deferred Taxes” at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. This table presents amounts for both full consolidation and pro-rata consolidation, providing a reconciliation of the difference between the two methods, as well as a reconciliation from EBDT to net earnings. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100 percent if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control.

Net Operating Income from Real Estate Groups — Management analyzes property NOI using the pro-rata consolidation method. NOI from the combined Commercial Group and Residential Group (“Real Estate Groups”) for the first quarter of 2002 was $86,965,000 compared to $84,133,000 for the first quarter of 2001, a 3.4% increase.

Commercial Group
The following table presents the significant increases in revenues and operating expenses incurred by the Commercial Group for newly opened or acquired properties for the three months ended April 30, 2002 compared to the same period in the prior year (dollars in thousands):

		Quarter	Sq.Ft./
		& Year	No.of
Property	Location	Opened	Rooms	Revenues	Expenses

Retail Centers:

Galleria at South Bay(a)	Redondo Beach, CA	Q3 - 2001	955,000	$4,817	$2,010

Queens Place	Queens, NY	Q3 - 2001	455,000	2,321	871

Mall at Robinson	Pittsburgh, PA	Q3 - 2001	856,000	656	N/A

Mall at Stonecrest	Atlanta, GA	Q3 - 2001	1,170,000	351	N/A

Office Building:

65/80 Landsdowne	Cambridge, MA	Q3 - 2001	122,000	1,907	431

Total				$10,052	$3,312

N/A — not applicable — property recorded under equity method of accounting.
(a) Acquired property

Revenues — Revenues for the Commercial Group for the three months ended April 30, 2002 increased $7,043,000 or 5.5% over the same period in the prior year. This increase is primarily the result of the opening of new properties as noted in the table above. In addition, revenues increased over the same period in the prior year by $2,954,000 from construction fees revenue at Twelve MetroTech Center in Brooklyn, New York, increased commercial land sales of $989,000 and increases of $1,315,000 at two of the Company’s hotels from the impact of the expansion at the Sheraton Station Square Hotel and as a result of taking over the operations at the restaurant in Hilton Times Square. These increases were partially offset by dispositions in 2001 of two specialty retail centers, Bowling Green Mall and Tucson Mall, totaling $5,346,000 as well as decreases in revenues of $4,131,000 from the Company’s hotel portfolio not mentioned above. The decreases in these hotels in our portfolio were primarily the result of the overall decline in the travel industry. The balance of the remaining increase in revenues in the Commercial Group of approximately $1,200,000 was generally due to fluctuations in operations at mature properties.

Operating and Interest Expenses — During the three months ended April 30, 2002, operating expenses for the Commercial Group increased $7,708,000 or 12.2% over the same period in the prior year. The increase in operating expenses was attributable primarily to costs associated with the opening and acquisition of new properties as noted in the table above, higher cost of sales of $870,000 relating to increased commercial land sales and greater operating costs of $2,190,000 at two hotels due to the impact of expansion at Sheraton Station Square and as a result of taking over the operation at the restaurant in Hilton Times Square. Operating costs also increased project write-offs of $614,000 during the first quarter of 2002. These increases were partially offset by $2,078,000 relating to reduced expenses from the 2001 dispositions of Bowling Green Mall and Tucson Mall and by $1,586,000 at the Company’s hotel properties, not mentioned above, due to a decrease in occupancy. The balance of the change in operating expenses of approximately $4,400,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense increased during the three months ended April 30, 2002 for the Commercial Group by $1,131,000 or 3.8% over the same period in the prior year. The increase is primarily attributable to the net increase in interest expense from the opening and acquisition of new properties greater than the decrease in interest expense from asset dispositions in 2001 and 2000.

Residential Group
The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for the three months ended April 30, 2002 compared to the same period in the prior year (dollars in thousands):

Openings/Acquisitions

		Quarter
		Opened/	No.		Operating
Property	Location	Acquired	of Units	Revenues	Expenses

Chancellor Park(a)	Philadelphia, PA	Q1 - 2002	135	$983	$1,090

Stony Brook Court(a)	Darien, CT	Q3 - 2001	86	1,036	604

Pine Cove	Bayshore, NY	Q3 - 2001	85	705	684

Heritage	San Diego, CA	Q1 - 2002	230	28	175

Residences at University Park	Cambridge, MA	Q1 - 2002	135	(59)	N/A

Westwood Reserve(a)	Tampa, FL	Q1 - 2002	340	40	N/A

Total				$2,733	$2,553

N/A — not applicable — property recorded under equity method of accounting.
(a)  Acquired property

The following table presents the significant decreases in revenues and operating expenses incurred by the Residential Group for disposed properties for the three months ended April 30, 2002 compared to the same period in the prior year (dollars in thousands):

Disposals

		Property	No.		Operating
Property	Location	Disposed	of Units	Revenues	Expenses

Palm Villas	Henderson, NV	Q3 - 2001	350	$759	$266

Whitehall Terrace	Kent, OH	Q3 - 2001	188	388	112

Oaks	Bryan, TX	Q3 - 2001	248	351	200

Peppertree	College Stn, TX	Q3 - 2001	208	335	119

				$1,833	$697

Revenues — Revenues for the Residential Group increased by $4,769,000, or 13.0% during the three months ended April 30, 2002 over the same period in the prior year. These increases were the result, in part, from increases in revenues for the acquisitions made and properties opened as noted in the first table above. Revenues also increased as a result of the reversal of reserves for notes receivable and related accrued interest of $3,050,000 primarily at two Federally-subsidized housing properties. These increases are offset by the dispositions of properties as noted in the second table above. The remaining increases in revenue of approximately $819,000 was generally due to overall improved results of mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group increased by $3,259,000 or 21.4% during the three months ended April 30, 2002 over the same period in the prior year. These increases were primarily the result of the acquisitions made and properties opened during 2002 and 2001 as noted in the first table above. These increases were partially offset by a decrease in expenses due to dispositions of properties as noted in the second table above. The remaining increases of approximately $1,400,000 were generally due to increased operating costs of mature properties.

Interest expense during the three months ended April 30, 2002 decreased by $787,000 or 12.4% over the same period in the prior year. The decrease in interest expense is primarily the result of property dispositions and lower variable interest rates.

Land Development Group
Revenues — Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group increased by $13,279,000 during the three months ended April 30, 2002 compared to the same period in the prior year. This increase is primarily the result of combined increases in land sales of $13,496,000 at three major land developments: Stapleton in Denver, Colorado, Central Station in Chicago, Illinois and Waterbury in North Ridgeville, Ohio. In addition, revenues increased by $1,350,000 as a result of the sale of land options at Paseo Del Este in El Paso, Texas. These increases were partially offset by decreases in revenues of $1,305,000 at Westwood Lakes in Tampa, Florida.

Operating and Interest Expenses — The fluctuation in the Land Development Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses increased by $6,561,000 during the three months ended April 30, 2002 compared to the same period in the prior year. This increase is primarily due to increased combined expenses of $7,274,000 at three major land development projects: Stapleton, Central Station and Waterbury. These increases were partially offset by decreases in expenses of $929,000 as the result of decreases in land sales volume at Westwood Lakes.

Interest expense for the Land Development Group decreased by $85,000 during the three months ended April 30, 2002 compared to the same period in the prior. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Group.

Lumber Trading Group
Revenues — Revenues for the Lumber Trading Group increased by $350,000 during the three months ended April 30, 2002 compared to the same period in the prior year. The increases are due to increased volume offset by reduced lumber trading margins.

Operating and Interest Expenses — Operating expenses for the Lumber Trading Group increased by $586,000 during the three months ended April 30, 2002 compared to the same period in the prior year. These increases are primarily due to higher variable expenses resulting from the increased revenue explained above.

Interest expense decreased by $370,000 during the three months ended April 30, 2002 compared to the same period in the prior year. This decrease is primarily due to a significant reduction in interest rates.

Corporate Activities
Revenues — Corporate Activities’ revenues increased $153,000 during the three months ended April 30, 2002 compared to the same period in the prior year. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by the Company and vary from year to year depending on interest rates and the amounts of loans outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities increased $1,188,000 during the three months ended April 30, 2002 compared to the same period in the prior year. The increase in operating expenses was the result of increases in general corporate expenses. Interest expense decreased $1,945,000 during the three months ended April 30, 2002 compared to the same period in the prior year as a result of decreased borrowings and reduced variable interest rates. Corporate Activities’ interest expense consists primarily of interest expense on the Company’s 8.50% Senior Notes and long-term credit facilities that have not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Other Transactions
(Loss) Gain on Disposition of Operating Properties and Other Investments — During the three months ended April 30, 2002, the Company recorded a loss on other investments of $116,000, or $70,000 net of estimated taxes. During the three months ended April 30, 2001, the Company recorded a gain on disposition of properties and other investments of $1,592,000, or $949,000 net of estimated taxes, resulting from a gain on disposition of Bowling Green Mall of $1,892,000 in a tax-deferred exchange, and a loss on other investments of $300,000.

Extraordinary (Loss) Gain — During the three months ended April 30, 2002, the Company recorded an extraordinary loss, net of tax, of $230,000 ($380,000 pre-tax) which represents the impact of early extinguishment of nonrecourse debt primarily related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania. During the three months ended April 30, 2001, the Company recorded an extraordinary gain, net of tax, of $637,000 ($1,054,000 pre-tax) which represents the impact of early extinguishment of nonrecourse debt related to Enclave, a residential property located in San Jose, California.

Income Taxes — Income tax expense for the three months ended April 30 2002 and 2001 totaled $6,745,000 and $6,000,000, respectively. At January 31, 2002, the Company had a tax loss carryforward of $21,649,000 that will expire in the years ending January 31, 2011 through 2022, General Business Credit carryovers of $6,433,000 that will expire in the years ending January 31, 2004 through January 31, 2022 and an Alternative Minimum Tax credit carryforward of $29,960,000. The Company’s policy is to consider a variety of tax-saving strategies when evaluating its future tax position.

EBDT — Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) beginning in the year ended January 31, 2001, the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). The Company excludes gain (loss) on the disposition of operating properties and other investments from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of operating properties and other investments, other than commercial land and airrights or land held by the Land Development Group, as nonrecurring items. Extraordinary items are generally the result of early extinguishment and restructuring of nonrecourse debt obligations and are not considered to be a component of the Company’s operating results. The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are noncash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are noncash items. The provision for decline in real estate is excluded from EBDT because it is a noncash item that varies from year to year based on factors unrelated to the Company’s overall financial performance. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies.

FINANCIAL CONDITION AND LIQUIDITY

The Company believes that its sources of liquidity and capital are adequate to meet its funding obligations. The Company’s principal sources of funds are cash provided by operations, the revolving credit facility and refinancings of existing properties. The Company’s principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for its existing portfolio and payments on nonrecourse mortgage debt on real estate.

Long-Term Credit Facilities — At April 30, 2002, the Company had $130,000,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The Company’s current credit facilities include a $100,000,000 term loan and a $250,000,000 revolving line of credit, both of which mature in February 2006, and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($17,347,000 and $8,775,000 outstanding at April 30, 2002, respectively). The outstanding letters of credit reduce the credit available to the Company. The outstanding balance of the prior revolving credit facility was paid in full with the proceeds of the new term loan. Quarterly principal payments of $6,250,000 on the term loan commence July 1, 2002.

The long-term credit facilities provide, among other things, for: 1) at the Company’s election, interest rates of 2.125% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined); and 3) restriction on dividend payments and stock repurchases.

In order to mitigate the short-term variable interest rate risk on its long-term credit facilities, the Company has entered into a LIBOR interest rate swap and purchased LIBOR interest rate caps. The swap expires January 31, 2003, effectively fixes the LIBOR rate at 4.38% and has a notional amount of $75,000,000. The LIBOR interest rate caps have an average rate of 8.00% for 2002 and a notional amount of $61,718,000. LIBOR interest rate caps were purchased at an average rate of 5.50% at a notional amount of $75,651,000 covering the period February 1, 2003 through November 1, 2003.

Lumber Trading Group — The Lumber Trading Group is financed separately from the rest of the Company’s strategic business units. The financing obligations of Lumber Trading Group are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings

The Company is actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2002 and 2003, generally pursuing long-term fixed-rate debt. During the three months ended April 30, 2002, the Company completed $322,462,000 in financings, including $11,000,000 in refinancings, $50,422,000 in acquisitions, $74,040,000 in extensions, and $187,000,000 for new development projects. The Company continues to seek long-term debt for those project loans, which mature within the next 12 months as well as for those projects, which will begin operation within the next 12 months, generally pursuing fixed rate loans.

Interest Rate Exposure

On April 30, 2002, the composition of nonrecourse mortgage debt was as follows:

	Amount	Rate (1)

	(dollars in thousands)
Fixed	$1,857,689	7.33%

Variable Taxable(2)	671,945	5.05%

Tax-Exempt	84,600	2.53%

UDAG	69,353	2.05%

	$2,683,587	6.47%

(1)  Reflects weighted average interest rate including both the base index and the lender margin.
(2)  Taxable variable rate debt of $671,945 is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2003.

Debt related to projects under development at April 30, 2002 totals $128,783,000, out of a total commitment from lenders of $578,908,000. Of this outstanding debt, $95,985,000 is taxable variable-rate debt, $31,000,000 is tax-exempt variable-rate debt and $1,798,000 is fixed-rate debt.

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

The Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for its mortgage debt portfolio as follows:

	Caps		Swaps (1)

		Average		Average
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)
05/01/02 - 02/01/03	$600,767	7.64%	$381,403	3.56%

02/01/03 - 02/01/04	824,396	6.60%	31,422	3.01%

02/01/04 - 02/01/05	168,400	8.00%	10,688	3.80%

02/01/05 - 02/01/06	133,900	8.00%

(1)  Swaps include long-term LIBOR contracts that have an average maturity greater than six months.

The interest rate hedges summarized in the tables above were purchased to mitigate short-term variable interest rate risk. The Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options. The Company owns Treasury Options of $238,200,000 with a weighted average strike rate of approximately 175 basis points over the current 10-year Treasury rate at April 30, 2002 and thus have only limited value.

The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.50% and has not exceeded 7.90%.

Including properties accounted for under the equity method; a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost of the Company’s taxable variable-rate debt by approximately $3,700,000 at April 30, 2002. This increase is net of the protection provided by the interest rate swaps and long-term LIBOR contracts in place as of April 30, 2002. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost of the Company’s tax-exempt variable-rate debt by approximately $4,200,000.

Lumber Trading Group Liquidity
Lumber Trading Group is separately financed with two revolving lines of credit and an asset securitization facility.

At April 30, 2002, Lumber Trading Group’s two revolving lines of credit totaled $86,000,000, expiring June 30, 2002. These credit lines are secured by the assets of the Lumber Trading Group and are used to finance its working capital needs. April 30, 2002, $2,283,000 was outstanding under these revolving lines of credit.

Lumber Trading Group has entered into a three-year agreement expiring in July 2002 under which it is selling an undivided interest in a pool of receivables up to a maximum of $102,000,000 to a large financial institution (the “Financial Institution”). The Company bears no risk regarding the collectability of the accounts receivable once sold, and cannot modify the pool of receivables. At April 30, 2002 and 2001, the Financial Institution held an interest of $63,000,000 and $51,000,000, respectively, in the pool of receivables. Sales of accounts receivable have averaged $52,000,000 and $46,000,000 per month during the three months ended April 30, 2002 and 2001, respectively.

To protect against risks associated with a the variable interest rates on current and future borrowings on the liquidity banking agreement supporting the facility through which the pools of receivables are sold, the Lumber Trading Group entered into an interest rate swap with a notional amount of $20,000,000. The swap fixes the LIBOR interest rate at 4.28% and is effective through January 31, 2005.

These credit facilities are without recourse to the Company. The Company believes that the amounts available under these credit facilities will be sufficient to meet the Lumber Trading Group’s liquidity needs.

Cash Flows

Net cash provided by operating activities was $1,205,000 for the first quarter of 2002 and $18,088,000 for the first quarter of 2001. The decrease in net cash provided by operating activities is the result of an increase of $49,314,000 in operating expenditures (primarily from an increase in inventory and a decrease in accounts payable at the Lumber Trading Group, a payment to a department store in connection with our purchase in 2001 of Galleria at South Bay in Redondo Beach, California and an increase in expenses in newly-opened and acquired properties) and an increase of $6,239,000 in land development expenditures. This decrease was partially offset by an increase of $22,528,000 in rents and other revenues received, an increase of $13,006,000 in proceeds from land sales, a decrease of $2,491,000 in interest paid and an increase in cash distributions from operations of unconsolidated entities of $645,000.

Net cash used in investing activities was $157,237,000 for the first quarter of 2002 and $139,354,000 for the first quarter of 2001. Capital expenditures totaled $160,297,000 and $127,456,000 (including both recurring and investment capital expenditures) in the first quarter of 2002 and 2001, respectively. These capital expenditures were financed with cash provided from operating activities in 2001, approximately $153,000,000 and $122,000,000 in new nonrecourse mortgage indebtedness in the first quarter of 2002 and 2001, respectively, borrowings under the long-term credit facility, cash on hand at the beginning of the year and in the first quarter of 2002, a return of $3,060,000 on our investment in and advances to real estate affiliates. During the first quarter of 2001, the Company collected $4,420,000 from the sale of Bowling Green Mall and invested $16,318,000 in investments in and advances to real estate affiliates primarily related to Short Pump Town Center in Richmond, Virginia and the New York hotel portfolio.

Net cash provided by financing activities totaled $144,569,000 in the first quarter of 2002 and $98,212,000 and in the first quarter of 2001. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Financings” and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash used in financing activities for the first quarter of 2002 also reflected a net increase in notes payable of $8,837,000 primarily relating to an increase in net borrowings under the Lumber Trading Group’s lines of credit, a decrease in book overdrafts of $3,622,000 (representing checks issued but not yet paid), an increase in restricted cash of $373,000, payment of deferred financing costs of $2,981,000, payment of $2,474,000 of dividends, proceeds of $1,909,000 from the exercise of shareholder stock options and an increase of $4,664,000 in minority interest.

Net cash used in financing activities for the first quarter of 2001 also reflected a net increase in notes payable of $30,981,000 representing an advance of $20,000,000 relating to the third quarter sale of Tucson Mall and an increase in Lumber Trading Group’s borrowings on its lines of credit, an increase in restricted cash of $50,475,000 primarily related to excess bond financing proceeds held in escrow for future development costs of Foley Square, a residential project in Manhattan, New York, a decrease in book overdrafts of $4,023,000 (representing checks issued but not yet paid), payment of deferred financing costs of $2,965,000, payment of $1,808,000 of dividends and an increase of $21,285,000 in minority interest.

SHELF REGISTRATION

The Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) on May 1, 2002 and amended it on May 24, 2002. This shelf registration statement amends the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide Forest City flexibility to raise, from time to time, up to an aggregate of $842,000,000 from the offering of Class A common stock, preferred stock, depository shares and a variety of debt securities and warrants.

INCREASED DIVIDENDS

The first 2002 quarterly dividend of $.05 per share on shares of both Class A and Class B Common Stock was declared on March 14, 2002 and will be paid on June 17, 2002 to shareholders of record at the close of business on June 3, 2002. The second 2002 quarterly dividend of $.06 (representing a 20% increase over the previous quarter’s dividend) per share on shares of both Class A and Class B Common Stock was declared on June 11, 2002 and will be paid on September 17, 2002 to shareholders of record at the close of business on September 3, 2002.

LEGAL PROCEEDINGS

The Company, although not a direct party, is providing a defense in a lawsuit relating to Emporium, a retail and office development project in San Francisco. The lawsuit is challenging our right to our entitlements under California environmental law. A verdict favorable to the Company was obtained in May 2001; however, an appeal was filed by the plaintiffs and is currently pending. The Company is also involved in other claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NEW ACCOUNTING STANDARDS

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue 01-14 “Income Statement Characterization of Reimbursements Received for `Out of Pocket’ Expenses Incurred”. The EITF concluded that certain reimbursements received for expenses incurred should be characterized as revenue in the Income Statement. This Issue is effective for the Company for the year ending January 31, 2003. The provisions of this Issue will not have a significant impact on the consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items unless they meet the criteria of APB Opinion No. 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending January 31, 2004. The Company currently records gain or loss from the early extinguishment of debt as an extraordinary item pursuant to the guidance in SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Upon adoption of SFAS No. 145 these gains and losses will be recorded as ordinary income or loss. The Company does not expect this pronouncement to have any other material impact on the Company’s financial position, results of operations, or cash flows.

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

Forest City Enterprises, Inc.

Earnings Before Depreciation, Amortization and Deferred Taxes
For the Three Months Ended April 30, 2002
(in thousands)

	Commercial Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$133,955	$26,008	$25,443	$133,390
Exclude straight-line rent adjustment	(1,828)	—	—	(1,828)
Add back equity method depreciation expense	3,679	—	(3,679)	—

Adjusted revenues	135,806	26,008	21,764	131,562
Operating expenses, including depreciation and amortization for non-real estate Groups	72,273	14,529	15,092	72,836
Exclude straight-line rent adjustment	(1,139)	—	—	(1,139)

Operating expenses excluding straight-line rent adjustment	71,134	14,529	15,092	71,697
Minority interest in earnings before depreciation and amortization	3,527	3,527	—	—
Interest expense	31,276	7,952	6,672	29,996
Income tax provision	2,761	—	—	2,761

	108,698	26,008	21,764	104,454

Earnings before depreciation, amortization and deferred taxes (EBDT)	$27,108	$—	$—	$27,108

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$39,098	$1,765	$16,147	$53,480
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	2,375	—	(2,256)	119

Adjusted revenues	41,473	1,765	13,891	53,599
Operating expenses, including depreciation and amortization for non-real estate Groups	18,457	1,392	9,437	26,502
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	18,457	1,392	9,437	26,502
Minority interest in earnings before depreciation and amortization	15	15	—	—
Interest expense	5,544	358	4,454	9,640
Income tax provision	2,062	—	—	2,062

	26,078	1,765	13,891	38,204

Earnings before depreciation, amortization and deferred taxes (EBDT)	$15,395	$—	$—	$15,395

	Land Development Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$15,365	$1,089	$2,992	$17,268
Operating expenses, including depreciation and amortization for non-real estate Groups	8,608	625	2,483	10,466
Minority interest in earnings before depreciation and amortization	464	464	—	—
Interest expense	64	—	509	573
Income tax provision	2,961	—	—	2,961

	12,097	1,089	2,992	14,000

Earnings before depreciation, amortization and deferred taxes (EBDT)	$3,268	$—	$—	$3,268

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$26,263	$—	$—	$26,263
Operating expenses, including depreciation and amortization for non-real estate Groups	24,442	—	—	24,442
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	636	—	—	636
Income tax provision	521	—	—	521

	25,599	—	—	25,599

Earnings before depreciation, amortization and deferred taxes (EBDT)	$664	$—	$—	$664

	Corporate Activities 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$250	$—	$—	$250
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	—	—	—	—

Adjusted revenues	250	—	—	250
Operating expenses, including depreciation and amortization for non-real estate Groups	5,022	—	—	5,022
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	5,022	—	—	5,022
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	5,816	—	—	5,816
Income tax provision (benefit)	(4,029)	—	—	(4,029)

	6,809	—	—	6,809

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(6,559)	$—	$—	$(6,559)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$214,931	$28,862	$44,582	$230,651
Exclude straight-line rent adjustment	(1,828)	—	—	(1,828)
Add back equity method depreciation expense	6,054	—	(5,935)	119

Adjusted revenues	219,157	28,862	38,647	228,942
Operating expenses, including depreciation and amortization for non-real estate Groups	128,802	16,546	27,012	139,268
Exclude straight-line rent adjustment	(1,139)	—	—	(1,139)

Operating expenses excluding straight-line rent adjustment	127,663	16,546	27,012	138,129
Minority interest in earnings before depreciation and amortization	4,006	4,006	—	—
Interest expense	43,336	8,310	11,635	46,661
Income tax provision (benefit)	4,276	—	—	4,276

	179,281	28,862	38,647	189,066

Earnings before depreciation, amortization and deferred taxes (EBDT)	$39,876	$—	$—	$39,876

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$39,876	$—	$—	$39,876
Depreciation and amortization — Real Estate Groups	(27,614)	—	—	(27,614)
Deferred taxes — Real Estate Groups	(2,515)	—	—	(2,515)
Straight-line rent adjustment	689	—	—	689
Loss on disposition of properties and other investments, net of tax	(70)	—	—	(70)
Extraordinary items, net of tax	(230)	—	—	(230)

Net earnings	$10,136	$—	$—	$10,136

Forest City Enterprises, Inc.

Earnings Before Depreciation, Amortization and Deferred Taxes
For the Three Months Ended April 30, 2001
(in thousands)

	Commercial Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$129,101	$27,181	$21,984	$123,904
Exclude straight-line rent adjustment	(3,307)	—	—	(3,307)
Add back equity method depreciation expense	2,969	—	(2,969)	—

Adjusted revenues	128,763	27,181	19,015	120,597
Operating expenses, including depreciation and amortization for non-real estate Groups	64,684	13,310	11,994	63,368
Exclude straight-line rent adjustment	(1,258)	—	—	(1,258)

Operating expenses excluding straight-line rent adjustment	63,426	13,310	11,994	62,110
Minority interest in earnings before depreciation and amortization	4,463	4,463	—	—
Interest expense	30,145	9,408	7,021	27,758
Income tax provision	2,966	—	—	2,966

	101,000	27,181	19,015	92,834

Earnings before depreciation, amortization and deferred taxes (EBDT)	$27,763	$—	$—	$27,763

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$34,486	$1,383	$15,826	$48,929
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	2,218	—	(2,019)	199

Adjusted revenues	36,704	1,383	13,807	49,128
Operating expenses, including depreciation and amortization for non-real estate Groups	15,198	979	9,263	23,482
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	15,198	979	9,263	23,482
Minority interest in earnings before depreciation and amortization	72	72	—	—
Interest expense	6,331	332	4,544	10,543
Income tax provision	2,623	—	—	2,623

	24,224	1,383	13,807	36,648

Earnings before depreciation, amortization and deferred taxes (EBDT)	$12,480	$—	$—	$12,480

	Land Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$2,086	$—	$5,321	$7,407
Operating expenses, including depreciation and amortization for non-real estate Groups	2,047	—	4,502	6,549
Interest expense	149	—	819	968
Income tax provision	1,840	—	—	1,840

	4,036	—	5,321	9,357

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(1,950)	$—	$—	$(1,950)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$25,913	$—	$—	$25,913
Operating expenses, including depreciation and amortization for non-real estate Groups	23,856	—	—	23,856
Interest expense	1,006	—	—	1,006
Income tax provision	471	—	—	471

	25,333	—	—	25,333

Earnings before depreciation, amortization and deferred taxes (EBDT)	$580	$—	$—	$580

	Corporate Activities 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$97	$—	$—	$97
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	—	—	—	—

Adjusted revenues	97	—	—	97
Operating expenses, including depreciation and amortization for non-real estate Groups	3,834	—	—	3,834
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	3,834	—	—	3,834
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	7,761	—	—	7,761
Income tax provision (benefit)	(6,029)	—	—	(6,029)

	5,566	—	—	5,566

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(5,469)	$—	$—	$(5,469)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$191,683	$28,564	$43,131	$206,250
Exclude straight-line rent adjustment	(3,307)	—	—	(3,307)
Add back equity method depreciation expense	5,187	—	(4,988)	199

Adjusted revenues	193,563	28,564	38,143	203,142
Operating expenses, including depreciation and amortization for non-real estate Groups	109,619	14,289	25,759	121,089
Exclude straight-line rent adjustment	(1,258)	—	—	(1,258)

Operating expenses excluding straight-line rent adjustment	108,361	14,289	25,759	119,831
Minority interest in earnings before depreciation and amortization	4,535	4,535	—	—
Interest expense	45,392	9,740	12,384	48,036
Income tax provision (benefit)	1,871	—	—	1,871

	160,159	28,564	38,143	169,738

Earnings before depreciation, amortization and deferred taxes (EBDT)	$33,404	$—	$—	$33,404

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$33,404	$—	$—	$33,404
Depreciation and amortization — Real Estate Groups	(23,269)	—	—	(23,269)
Deferred taxes — Real Estate Groups	(3,486)	—	—	(3,486)
Straight-line rent adjustment	2,049	—	—	2,049
Gain on disposition of properties and other investments, net of tax	949	—	—	949
Extraordinary gain, net of tax	637	—	—	637
Cumulative effect of change in accounting principle, net of tax	(1,202)	—	—	(1,202)

Net earnings	$9,082	$—	$—	$9,082

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At April 30, 2002, the Company had $886,545,000 of variable-rate debt outstanding. This is inclusive of the $130,000,000 outstanding under its revolving credit facility at April 30, 2001. Additionally, the Company has interest rate risk associated with fixed-rate debt at maturity.

The Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate caps as follows.

	Caps		Swaps (1)

Coverage	Amount	Average Rate	Amount	Average Rate

		(dollars in thousands)
05/01/02 - 02/01/03	$662,486	7.67%	$456,403	3.69%

02/01/03 - 02/01/04	900,047	6.51%	31,422	3.01%

02/01/04 - 02/01/05	168,400	8.00%	10,688	3.80%

02/01/05 - 02/01/06	133,900	8.00%

(1)  Swaps include long-term LIBOR contracts that have an average maturity greater than six months.

The interest rate caps highlighted above were purchased to mitigate short-term variable interest rate risk. The Company intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options. The Company owns Treasury Options with a notional amount of $238,200,000 with a weighted average strike rate of approximately 175 basis points over the current 10-year Treasury and thus the Options have only limited value remaining.

Based upon SEC requirements on assessing the value of debt instruments, the Company estimates the fair value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company’s total fixed-rate debt at April 30, 2002 and 2001 was $2,147,443,000 and $2,005,850,000, respectively, compared to an estimated fair value at April 30, 2002 and 2001 of $2,154,094,000 and $1,950,254,000, respectively. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to a liability of approximately $2,273,145,000 and $2,064,391,000 at April 30, 2002 and 2001, respectively.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At April 30, 2002 and 2001, LIBOR interest rate caps and Treasury Options were reported at their fair value of approximately $900,000 and $1,914,000, respectively, in the Consolidated Balance Sheet as Other Assets. The fair value of interest rate swap agreements at April 30, 2002 is an unrealized loss of $4,300,000 and is included in the Consolidated Balance Sheet as Other Liabilities. The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

April 30, 2002

			Expected Maturity Date

Long-Term Debt	2002	2003	2004	2005	2006	Thereafter

			(dollars in thousands)
Fixed:

Fixed rate debt	$63,297	$59,341	$47,267	$131,755	$391,931	$1,164,098

Weighted average interest rate	7.60%	7.21%	7.20%	7.34%	6.64%	7.56%

UDAG	132	2,200	415	10,929	8,106	47,571

Weighted average interest rate	0.02%	3.38%	0.61%	3.87%	0.03%	1.93%

Senior & Subordinated Debt(1)	—	—	—	—	—	220,400

Weighted average interest rate						8.48%

Total Fixed Rate Debt	63,429	61,541	47,682	142,684	400,037	1,432,069

Variable:

Variable rate debt	225,500	296,128	46,606	1,396	1,495	100,820

Weighted average interest rate

Tax Exempt	76,000	660	7,940	—	—	—

Weighted average interest rate

Credit Facility(1)	18,750	25,000	25,000	25,000	36,250	—
Weighted average interest rate

Total Variable Rate Debt	320,250	321,788	79,546	26,396	37,745	100,820

Total Long-Term Debt	$383,679	$383,329	$127,228	$169,080	$437,782	$1,532,889

Total	Fair Market
Outstanding	Value
4/30/02	4/30/02

Fixed:

Fixed rate debt	$1,857,689	$1,890,330

Weighted average interest rate	7.33%

UDAG	69,353	43,346

Weighted average interest rate	2.05%

Senior & Subordinated Debt(1)	220,400	220,418

Weighted average interest rate	8.48%

Total Fixed Rate Debt	2,147,442	2,154,094

Variable:

Variable rate debt	671,945	671,945

Weighted average interest rate	5.05%

Tax Exempt	84,600	84,600

Weighted average interest rate	2.53%

Credit Facility(1)	130,000	130,000

Weighted average interest rate	5.50%

Total Variable Rate Debt	886,545	886,545

Total Long-Term Debt	$3,033,987	$3,040,639

(1) Represents recourse debt.

April 30, 2001

			Expected Maturity Date

Long-Term Debt	2001	2002	2003	2004	2005	Thereafter

			(dollars in thousands)
Fixed:

Fixed rate debt	$290,770	$61,899	$70,400	$33,939	$108,062	$1,151,860

Weighted average interest rate	7.85%	7.64%	7.81%	7.41%	7.25%	7.45%

UDAG	62	102	225	497	11,031	56,602

Weighted average interest rate	6.98%	6.01%	2.93%	1.85%	3.90%	1.15%

Senior & Subordinated Debt(1)	—	—	—	—	—	220,400

Weighted average interest rate						8.48%

Total Fixed Rate Debt	290,832	62,001	70,625	34,436	119,093	1,428,862

Variable:

Variable rate debt	125,397	112,385	271,929	54,889	—	73,000

Weighted average interest rate

Tax Exempt	25,750	28,400	—	51,000	—	—

Weighted average interest rate

Revolving Credit Facility(1)	—	—	204,500	—	—	—
Weighted average interest rate

Total Variable Rate Debt	151,147	140,785	476,429	105,889	—	73,000

Total Long-Term Debt	$441,979	$202,786	$547,054	$140,325	$119,093	$1,501,862

	Total	Fair Market
	Outstanding	Value
	4/30/01	4/30/01

Fixed:

Fixed rate debt	$1,716,930	$1,705,255

Weighted average interest rate	7.52%

UDAG	68,519	37,260

Weighted average interest rate	1.62%

Senior & Subordinated Debt(1)	220,400	211,740

Weighted average interest rate	8.48%

Total Fixed Rate Debt	2,005,849	1,954,255

Variable:

Variable rate debt	637,600	637,600

Weighted average interest rate	7.27%

Tax Exempt	105,150	105,150

Weighted average interest rate	5.74%

Revolving Credit Facility(1)	204,500	204,500

Weighted average interest rate	7.25%

Total Variable Rate Debt	947,250	947,250

Total Long-Term Debt	$2,953,099	$2,901,505

(1) Represents recourse debt.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company, although not a direct party, is providing a defense in a lawsuit relating to Emporium, a retail and office development project in San Francisco. The lawsuit is challenging our right to our entitlements under California environmental law. A verdict favorable to the Company was obtained in May 2001; however, an appeal was filed by the plaintiffs and is currently pending. The Company is also involved in other claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security-Holders

On June 11, 2002, the Company held its annual meeting of shareholders. At that meeting, the shareholders elected four directors by holders of Class A Common Stock and nine directors by holders of Class B Common Stock, each to hold office until the next shareholder meeting and until his or her successor is elected; and elected PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending January 31, 2003.

It was reported that 33,067,922 shares of Class A Common Stock representing 33,067,922 votes and 13,483,243 shares of Class B Common Stock representing 34,832,430 votes were represented in person and by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:

			Abstentions
			and/or
			Broker
	For	Against	Non-votes

(1) Election of the following nominated directors by Class A shareholders	29,828,661		3,239,261
Michael P. Esposito, Jr. Joan K. Shafran Louis Stokes Stan Ross

(2) Election of the following nominated directors by Class B shareholders	134,798,595		33,835
Albert B. Ratner Samuel H. Miller Charles A. Ratner James A. Ratner Jerry V. Jarrett Ronald A. Ratner Scott S. Cowen Brian J. Ratner Deborah Ratner Salzberg
—
(3) Election of independent auditors PricewaterhouseCoopers LLP	167,314,212	562,477	23,663

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Form of Senior Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.16	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.17	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

10.18	-	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No.333-61925).

10.19	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File
No. 1-4372).

10.20	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.21	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.22	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File
No. 1-4372).

10.23	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

10.24	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

Exhibit
Number		Description of Document

10.25	-	Employment Agreement entered into on April 6, 1998, effective as of February 1, 1997, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended
January 31, 1998 (File No.1-4372).

10.26	-	First Amendment to Employment Agreement (dated April 6, 1998), entered into as of April 24, 1998, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended January 31, 1998 (File No. 1-4372).

10.27	-	Second Amendment to Employment Agreement entered into February 28, 2000, by and between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

10.29	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s
Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.30	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

10.31	-	Employment Agreement entered into on May 3, 2000, effective February 1, 2000, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.32	-	Employment Agreement entered into on May 3, 2000, effective February 1, 2000, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.50 to the Company’s Form 10-Q for the quarter ended July 31, 2000 (File No. 1-4372).

10.33	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.34	-	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

10.35	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.36	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.37	-	Credit Agreement, dated as of March 5, 2002, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 5, 2002 (File No. 1-4372).

10.38	-	Guaranty of Payment of Debt, dated as of March 5, 2002, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated March 5, 2002 (File No 1-4372).

(b)  Reports on Form 8-K.

On March 14, 2002, the Company filed Form 8-K, dated March 5, 2002, to submit its new Credit Agreement and Guaranty of Payment of Debt with a group of banks, both entered into on March 5, 2002.

On March 14, 2002, the Company filed Form 8-K, dated March 14, 2002, to submit a press release announcing results of the Company for the fiscal year ended January 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date June 13, 2002	/S/ THOMAS G. SMITH

Thomas G. Smith, Executive Vice President and Chief Financial Officer

Date June 13, 2002	/S/ LINDA M. KANE

Linda M. Kane, Senior Vice President and Corporate Controller (Chief Accounting Officer)