Form 10-Q
period 2002-07-31
FOREST CITY ENTERPRISES INC
filed 2002-09-11
CIK 38067

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended	July 31, 2002

Commission file number	1-4372

FOREST CITY ENTERPRISES, INC.
 (Exact name of registrant as specified in its charter)

Ohio	34-0863886

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Terminal Tower Suite 1100	50 Public Square Cleveland, Ohio	44113

(Address of principal executive offices)		Zip Code

Registrant’s telephone number, including area code	216-621-6060

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

Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2002

Class A Common Stock, $.33 1/3 par value	35,468,753 shares

Class B Common Stock, $.33 1/3 par value	14,181,906 shares

FOREST CITY ENTERPRISES, INC.

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets — July 31, 2002 (Unaudited) and January 31, 2002	3

Consolidated Statements of Earnings (Unaudited) — Three Months and Six Months Ended July 31, 2002 and 2001	4

Consolidated Statements of Comprehensive Income (Unaudited) — Six Months Ended July 31, 2002 and 2001	5

Consolidated Statements of Shareholders’ Equity (Unaudited) — Six Months Ended July 31, 2002 and 2001	5

Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended July 31, 2002 and 2001	6

Notes to Consolidated Financial Statements (Unaudited)	7-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39-41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 4. Submission of Matters to a Vote of Security-Holders	42

Item 6. Exhibits and Reports on Form 8-K	43-48

Signatures	49

Section 302 Certifications	50-51

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	July 31, 2002	January 31, 2002

	(Unaudited)
	(in thousands)
Assets
Real Estate
Completed rental properties	$3,776,618	$3,458,756
Projects under development	466,999	461,204
Land held for development or sale	32,536	24,193

Real Estate, at cost	4,276,153	3,944,153
Less accumulated depreciation	(581,452)	(537,325)

Total Real Estate	3,694,701	3,406,828

Cash and equivalents	33,210	50,054
Restricted cash	110,937	113,073
Notes and accounts receivable, net	267,760	276,000
Inventories	38,587	39,247
Investments in and advances to real estate affiliates	426,272	394,303
Other assets	141,471	138,141

Total Assets	$4,712,938	$4,417,646

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$2,803,017	$2,620,598
Notes payable	66,655	64,554
Long-term credit facility	161,750	54,000
Senior and subordinated debt	220,400	220,400
Accounts payable and accrued expenses	470,467	499,722
Deferred income taxes	230,847	227,982

Total Liabilities	3,953,136	3,687,256

Minority Interest	74,644	67,877

Commitments and Contingencies

Shareholders’ Equity
Preferred stock – convertible, without par value 5,000,000 shares authorized; no shares issued	–	–
Common stock – $.33 1/3 par value
Class A, 96,000,000 shares authorized; 35,626,772 and 35,101,288 shares issued, 35,465,753 and 34,756,382 outstanding, respectively	11,876	11,700
Class B, convertible, 36,000,000 shares authorized; 14,599,056 and 15,124,540 shares issued, 14,181,906 and 14,707,390 outstanding, respectively	4,866	5,042

	16,742	16,742
Additional paid-in capital	231,610	228,263
Retained earnings	450,294	432,939

	698,646	677,944
Less treasury stock, at cost; 161,019 Class A and 417,150 Class B shares and 344,906 Class A and 417,150 Class B shares, respectively	(4,496)	(6,140)
Accumulated other comprehensive loss	(8,992)	(9,291)

Total Shareholders’ Equity	685,158	662,513

Total Liabilities and Shareholders’ Equity	$4,712,938	$4,417,646

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	2002	2001	2002	2001

	(in thousands, except per share data)
Revenues
Rental properties	$206,004	$180,334	$384,478	$340,320
Lumber trading	23,337	36,016	49,600	61,929
Equity in earnings of unconsolidated entities	10,564	13,913	20,758	19,697

	239,905	230,263	454,836	421,946

Expenses
Operating expenses	144,006	134,030	271,755	242,729
Interest expense	46,000	45,774	89,336	91,166
Depreciation and amortization	28,148	24,040	55,184	47,147

	218,154	203,844	416,275	381,042

(Loss) gain on disposition of operating properties and other investments	–	(329)	(116)	1,263

Earnings before income taxes	21,751	26,090	38,445	42,167

Income tax expense
Current	3,785	5,489	10,751	7,487
Deferred	3,164	3,848	2,943	7,850

	6,949	9,337	13,694	15,337

Earnings before minority interest, extraordinary (loss) gain and cumulative effect of change in accounting principle	14,802	16,753	24,751	26,830

Minority interest	2,119	1,281	1,702	1,711

Earnings before extraordinary (loss) gain and cumulative effect of change in accounting principle	12,683	15,472	23,049	25,119

Extraordinary (loss) gain, net of tax	–	–	(230)	637
Cumulative effect of change in accounting principle, net of tax	–	–	–	(1,202)

Net earnings	$12,683	$15,472	$22,819	$24,554

Basic earnings per common share
Earnings before extraordinary (loss) gain and cumulative effect of change in accounting principle	$.26	$.34	$.47	$.55
Extraordinary (loss) gain, net of tax	–	–	(.01)	.01
Cumulative effect of change in accounting principle, net of tax	–	–	–	(.02)

Net earnings	$.26	$.34	$.46	$.54

Diluted earnings per common share
Earnings before extraordinary (loss) gain and cumulative effect of change in accounting principle	$.25	$.34	$.46	$.55
Extraordinary (loss) gain, net of tax	–	–	(.01)	.01
Cumulative effect of change in accounting principle, net of tax	–	–	–	(.02)

Net earnings	$.25	$.34	$.45	$.54

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended July 31,

	2002	2001

	(in thousands)
Net earnings	$22,819	$24,554

Other comprehensive income (loss), net of tax:
Unrealized losses on investments in securities:
Unrealized loss on securities	(627)	(3,449)
Unrealized derivative gains (losses):
Cumulative effect of change in accounting principle — transition adjustment of interest rate contracts, net of minority interest	–	(7,820)
Change in unrealized losses on interest rate contracts, net of minority interest	926	(633)

Other comprehensive income (loss), net of tax	299	(11,902)

Comprehensive income	$23,118	$12,652

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock

	Class A		Class B		Additional		Treasury Stock		Accumulated Other
					Paid-In	Retained			Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

	(in thousands)
Six Months Ended July 31, 2002
Balances at January 31, 2002	35,101	$11,700	15,125	$5,042	$228,263	$432,939	762	$(6,140)	$(9,291)	$662,513
Net earnings						22,819				22,819
Other comprehensive income, net of tax									299	299
Dividends $.11 per share						(5,464)				(5,464)
Conversion of Class B to Class A shares	526	176	(526)	(176)						—
Income tax benefit from stock option exercises					1,412					1,412
Exercise of stock options					1,389		(184)	1,644		3,033
Amortization of unearned compensation					546					546

Balances at July 31, 2002	35,627	$11,876	14,599	$4,866	$231,610	$450,294	578	$(4,496)	$(8,992)	$685,158

Six Months Ended July 31, 2001
Balances at January 31, 2001, as adjusted for the three-for-two stock split effective November 14, 2001	30,543	$10,181	15,783	$5,261	$108,863	$338,792	1,230	$(10,330)	$3,869	$456,636
Net earnings						24,554				24,554
Other comprehensive loss, net of tax									(11,902)	(11,902)
Dividends $.0867 per share						(3,939)				(3,939)
Conversion of Class B to Class A shares	334	111	(334)	(111)						—
Exercise of stock options					1,022		(278)	2,492		3,514
Restricted stock issued					(1,009)		(113)	1,009		—
Amortization of unearned compensation					193					193

Balances at July 31, 2001, as adjusted	30,877	$10,292	15,449	$5,150	$109,069	$359,407	839	$(6,829)	$(8,033)	$469,056

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,

	2002	2001

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$400,481	$363,094
Cash distributions from unconsolidated entities	9,559	18,292
Proceeds from land sales	37,106	4,302
Land development expenditures	(25,932)	(16,492)
Operating expenditures	(277,497)	(254,531)
Interest paid	(85,459)	(90,369)

Net cash provided by operating activities	58,258	24,296

Cash Flows from Investing Activities
Capital expenditures	(323,910)	(143,081)
Proceeds from disposition of operating properties and other investments	–	2,693
Changes in investments in and advances to real estate affiliates	(20,212)	(21,103)

Net cash used in investing activities	(344,122)	(161,491)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	415,565	249,079
Principal payments on nonrecourse mortgage debt	(41,526)	(173,612)
Payments on long-term credit facility	(84,250)	–
Increase in notes payable	11,807	35,829
Payments on notes payable	(9,706)	(12,561)
Change in restricted cash and unpaid checks	(20,513)	108
Payment of deferred financing costs	(5,501)	(5,188)
Exercise of stock options	3,033	3,514
Dividends paid to shareholders	(4,954)	(3,618)
Increase in minority interest	5,065	10,776

Net cash provided by financing activities	269,020	104,327

Net decrease in cash and equivalents	(16,844)	(32,868)
Cash and equivalents at beginning of period	50,054	64,265

Cash and equivalents at end of period	$33,210	$31,397

Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$22,819	$24,554
Minority interest	1,702	1,711
Depreciation	46,371	38,628
Amortization	8,813	8,519
Equity in earnings of unconsolidated entities	(20,758)	(19,697)
Cash distributions from unconsolidated entities	9,559	18,292
Deferred income taxes	2,669	7,063
Loss (gain) on disposition of operating properties and other investments	116	(1,263)
Extraordinary loss (gain)	380	(1,054)
Cumulative effect of change in accounting principle	–	1,988
Decrease (increase) in land included in projects under development	1,872	(19,872)
Decrease in land included in completed rental properties	220	–
Increase in land held for development or sale	(8,343)	(2,965)
Decrease (increase) in notes and accounts receivable	8,240	(25,985)
Decrease in inventories	660	1,342
(Increase) decrease in other assets	(7,509)	3,961
Decrease in accounts payable and accrued expenses	(8,553)	(10,926)

Net cash provided by operating activities	$58,258	$24,296

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

During the three and six months ended July 31, 2002, the Company recorded $15,000 and $185,000, respectively, as an increase of interest expense in the Consolidated Statements of Earnings, which represented the ineffective portion of its cash flow hedges. During the three and six months ended July 31, 2001 the Company recorded $1,297,000 and $618,000, respectively, as an increase of interest expense due to the ineffective portion of its cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material. The amount of net derivative losses reclassified into earnings from accumulated other comprehensive loss as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $-0- and $680,000 for the three and six months ended July 31, 2002, respectively, and was negligible for the three and six months ended July 31, 2001. As of July 31, 2002, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated other comprehensive loss into earnings as interest expense associated with the effectiveness of cash flow hedges of approximately $3,494,000, net of tax.

At July 31 and January 31, 2002, London Interbank Offered Rate (LIBOR) interest rate caps and Treasury Options were reported at their fair value of $507,000 and $1,600,000, respectively, in the Consolidated Balance Sheets as other assets. The fair value of interest rate swap agreements at July 31 and January 31, 2002 was an unrealized loss of $4,656,000 and $5,300,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items unless they meet the criteria of Accounting Principles Board (APB) Opinion No. 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending January 31, 2004. The Company currently records gain or loss from the early extinguishment of debt as an extraordinary item pursuant to the guidance in SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Upon adoption of SFAS No. 145, these gains and losses will be recorded as ordinary income or loss. The Company does not expect this pronouncement to have any other material impact on the Company’s financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires the recognition of cost associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Consolidated Balance Sheet — July 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Assets
Real Estate
Completed rental properties	$3,776,618	$610,360	$847,661	$4,013,919
Projects under development	466,999	58,492	113,205	521,712
Land held for development or sale	32,536	–	39,453	71,989

Real Estate, at cost	4,276,153	668,852	1,000,319	4,607,620
Less accumulated depreciation	(581,452)	(88,842)	(190,820)	(683,430)

Total Real Estate	3,694,701	580,010	809,499	3,924,190

Cash and equivalents	33,210	8,412	29,779	54,577
Restricted cash	110,937	20,303	38,226	128,860
Notes and accounts receivable, net	267,760	24,959	8,973	251,774
Inventories	38,587	–	–	38,587
Investments in and advances to real estate affiliates	426,272	–	(28,940)	397,332
Other assets	141,471	21,648	27,575	147,398

Total Assets	$4,712,938	$655,332	$885,112	$4,942,718

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$2,803,017	$501,652	$837,660	$3,139,025
Notes payable	66,655	14,359	2,915	55,211
Long-term credit facility	161,750	–	–	161,750
Senior and subordinated debt	220,400	–	–	220,400
Accounts payable and accrued expenses	470,467	64,677	44,537	450,327
Deferred income taxes	230,847	–	–	230,847

Total Liabilities	3,953,136	580,688	885,112	4,257,560
Minority Interest	74,644	74,644	–	–

Total Shareholders’ Equity	685,158	–	–	685,158

Total Liabilities and Shareholders’ Equity	$4,712,938	$655,332	$885,112	$4,942,718

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings – Three Months Ended July 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Revenues
Rental properties	$206,004	$34,430	$49,635	$221,209
Lumber trading	23,337	–	–	23,337
Equity in earnings of unconsolidated entities	10,564	–	(5,375)	5,189

	239,905	34,430	44,260	249,735

Expenses
Operating expenses	144,006	19,123	26,226	151,109
Interest expense	46,000	8,514	11,901	49,387
Depreciation and amortization	28,148	4,674	6,133	29,607

	218,154	32,311	44,260	230,103

Earnings before income taxes	21,751	2,119	–	19,632

Income tax expense
Current	3,785	–	–	3,785
Deferred	3,164	–	–	3,164

	6,949	–	–	6,949

Earnings before minority interest	14,802	2,119	–	12,683
Minority interest	2,119	2,119	–	–

Net earnings	$12,683	$–	$–	$12,683

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Six Months Ended July 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Revenues
Rental properties	$384,478	$63,292	$100,159	$421,345
Lumber trading	49,600	–	–	49,600
Equity in earnings of unconsolidated entities	20,758	–	(11,317)	9,441

	454,836	63,292	88,842	480,386

Expenses
Operating expenses	271,755	35,670	53,199	289,284
Interest expense	89,336	16,824	23,536	96,048
Depreciation and amortization	55,184	9,096	12,107	58,195

	416,275	61,590	88,842	443,527

Loss on disposition of operating properties and other investments	(116)	–	–	(116)

Earnings before income taxes	38,445	1,702	–	36,743

Income tax expense
Current	10,751	–	–	10,751
Deferred	2,943	–	–	2,943

	13,694	–	–	13,694

Earnings before minority interest and extraordinary loss	24,751	1,702	–	23,049
Minority interest	1,702	1,702	–	–

Earnings before extraordinary loss	23,049	–	–	23,049
Extraordinary loss, net of tax	(230)	–	–	(230)

Net earnings	$22,819	$–	$–	$22,819

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Three Months Ended July 31, 2001

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Revenues
Rental properties	$180,334	$32,005	$46,159	$194,488
Lumber trading	36,016	–	–	36,016
Equity in earnings of unconsolidated entities	13,913	–	(11,695)	2,218

	230,263	32,005	34,464	232,722

Expenses
Operating expenses	134,030	18,399	24,314	139,945
Interest expense	45,774	8,101	10,178	47,851
Depreciation and amortization	24,040	4,224	5,005	24,821

	203,844	30,724	39,497	212,617

(Loss) gain on disposition of operating properties and other investments	(329)	–	5,033	4,704

Earnings before income taxes	26,090	1,281	–	24,809

Income tax expense
Current	5,489	–	–	5,489
Deferred	3,848	–	–	3,848

	9,337	–	–	9,337

Earnings before minority interest	16,753	1,281	–	15,472
Minority interest	1,281	1,281	–	–

Net earnings	$15,472	$–	$–	$15,472

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Six Months Ended July 31, 2001

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Revenues
Rental properties	$340,320	$60,569	$91,504	$371,255
Lumber trading	61,929	–	–	61,929
Equity in earnings of unconsolidated entities	19,697	–	(13,909)	5,788

	421,946	60,569	77,595	438,972

Expenses
Operating expenses	242,729	32,688	49,988	260,029
Interest expense	91,166	17,841	22,562	95,887
Depreciation and amortization	47,147	8,329	10,078	48,896

	381,042	58,858	82,628	404,812

Gain on disposition of operating properties and other investments	1,263	–	5,033	6,296

Earnings before income taxes	42,167	1,711	–	40,456

Income tax expense
Current	7,487	–	–	7,487
Deferred	7,850	–	–	7,850

	15,337	–	–	15,337

Earnings before minority interest, extraordinary gain and cumulative effect of change in accounting principle	26,830	1,711	–	25,119
Minority interest	1,711	1,711	–	–

Earnings before extraordinary gain and cumulative effect of change in accounting principle	25,119	–	–	25,119
Extraordinary gain, net of tax	637	–	–	637
Cumulative effect of change in accounting principle, net of tax	(1,202)	–	–	(1,202)

Net earnings	$24,554	$–	$–	$24,554

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows — Six Months Ended July 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$400,481	$51,390	$99,590	$448,681
Cash distributions from unconsolidated entities	9,559	–	(9,559)	–
Proceeds from land sales	37,106	2,669	5,599	40,036
Land development expenditures	(25,932)	(1,381)	(10,484)	(35,035)
Operating expenditures	(277,497)	(22,891)	(48,000)	(302,606)
Interest paid	(85,459)	(15,655)	(23,309)	(93,113)

Net cash provided by operating activities	58,258	14,132	13,837	57,963

Cash Flows from Investing Activities
Capital expenditures	(323,910)	(19,415)	(57,458)	(361,953)
Change in investments in and advances to real estate affiliates	(20,212)	–	(2,628)	(22,840)

Net cash used in investing activities	(344,122)	(19,415)	(60,086)	(384,793)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	415,565	12,999	56,425	458,991
Principal payments on nonrecourse mortgage debt	(41,526)	(6,566)	(7,005)	(41,965)
Payments on long-term credit facility	(84,250)	–	–	(84,250)
Increase in notes payable	11,807	61	3,752	15,498
Payments on notes payable	(9,706)	(500)	(4,032)	(13,238)
Change in restricted cash and unpaid checks	(20,513)	(2,114)	(5,572)	(23,971)
Payment of deferred financing costs	(5,501)	(280)	(2,402)	(7,623)
Exercise of stock options	3,033	–	–	3,033
Dividends paid to shareholders	(4,954)	–	–	(4,954)
Increase in minority interest	5,065	5,065	–	–

Net cash provided by financing activities	269,020	8,665	41,166	301,521

Net (decrease) increase in cash and equivalents	(16,844)	3,382	(5,083)	(25,309)
Cash and equivalents at beginning of year	50,054	5,030	34,862	79,886

Cash and equivalents at end of year	$33,210	$8,412	$29,779	$54,577

Reconciliation of Net Earnings to
Cash Provided by Operating Activities
Net Earnings	$22,819	$–	$–	$22,819
Minority interest	1,702	1,702	–	–
Depreciation	46,371	7,289	10,473	49,555
Amortization	8,813	1,807	1,634	8,640
Equity in earnings of unconsolidated entities	(20,758)	–	11,317	(9,441)
Cash distributions from unconsolidated entities	9,559	–	(9,559)	–
Deferred income taxes	2,669	–	–	2,669
Loss on disposition of operating properties and other investments	116	–	–	116
Extraordinary loss	380	–	–	380
Decrease in land included in projects under development	1,872	222	2,006	3,656
Decrease in land included in completed rental properties	220	48	–	172
Increase in land held for development or sale	(8,343)	–	(6,761)	(15,104)
Decrease (increase) in notes and accounts receivable	8,240	(7,160)	5,069	20,469
Decrease in inventories	660	–	–	660
(Increase) decrease in other assets	(7,509)	2,995	(701)	(11,205)
(Decrease) increase in accounts payable and accrued expenses	(8,553)	7,229	359	(15,423)

Net cash provided by operating activities	$58,258	$14,132	$13,837	$57,963

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows — Six Months Ended July 31, 2001

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$363,094	$55,756	$78,312	$385,650
Cash distributions from unconsolidated entities	18,292	–	(18,292)	–
Proceeds from land sales	4,302	–	13,299	17,601
Land development expenditures	(16,492)	(1,456)	(9,336)	(24,372)
Operating expenditures	(254,531)	(32,746)	(55,025)	(276,810)
Interest paid	(90,369)	(17,647)	(22,795)	(95,517)

Net cash provided by (used in) operating activities	24,296	3,907	(13,837)	6,552

Cash Flows from Investing Activities
Capital expenditures	(143,081)	6,347	(59,816)	(209,244)
Proceeds from disposition of operating properties and other investments	2,693	–	6,428	9,121
Change in investments in and advances to real estate affiliates	(21,103)	–	24,763	3,660

Net cash (used in) provided by investing activities	(161,491)	6,347	(28,625)	(196,463)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	249,079	59,464	82,304	271,919
Principal payments on nonrecourse mortgage debt	(173,612)	(79,034)	(15,050)	(109,628)
Increase in notes payable	35,829	–	7,521	43,350
Payments on notes payable	(12,561)	–	(11,292)	(23,853)
Change in restricted cash and unpaid checks	108	(3,166)	(21,566)	(18,292)
Payment of deferred financing costs	(5,188)	218	(575)	(5,981)
Exercise of stock options	3,514	–	–	3,514
Dividends paid to shareholders	(3,618)	–	–	(3,618)
Increase in minority interest	10,776	10,776	–	–

Net cash provided by (used in) financing activities	104,327	(11,742)	41,342	157,411

Net decrease in cash and equivalents	(32,868)	(1,488)	(1,120)	(32,500)
Cash and equivalents at beginning of period	64,265	8,653	26,351	81,963

Cash and equivalents at end of period	$31,397	$7,165	$25,231	$49,463

Reconciliation of Net Earnings to
Cash Provided by (Used in) Operating Activities
Net Earnings	$24,554	$–	$–	$24,554
Minority interest	1,711	1,711	–	–
Depreciation	38,628	6,285	8,798	41,141
Amortization	8,519	2,044	1,280	7,755
Equity in earnings of unconsolidated entities	(19,697)	–	13,909	(5,788)
Cash distributions from unconsolidated entities	18,292	–	(18,292)	–
Deferred income taxes	7,063	–	–	7,063
Gain on disposition of operating properties and other investments	(1,263)	–	(5,033)	(6,296)
Extraordinary gain	(1,054)	–	–	(1,054)
Cumulative effect of change in accounting principle	1,988	–	–	1,988
Increase in land included in projects under development	(19,872)	(1,951)	(294)	(18,215)
Decrease in land included in completed rental properties	–	–	191	191
Increase in land held for development or sale	(2,965)	–	(3,568)	(6,533)
Increase in notes and accounts receivable	(25,985)	(2,872)	(77)	(23,190)
Decrease in inventories	1,342	–	–	1,342
Decrease (increase) in other assets	3,961	1,814	(6,956)	(4,809)
Decrease in accounts payable and accrued expenses	(10,926)	(3,124)	(3,795)	(11,597)

Net cash provided by (used in) operating activities	$24,296	$3,907	$(13,837)	$6,552

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

C. (Loss) Gain on Disposition of Operating Properties and Other Investments

During the six months ended July 31, 2002, the Company recorded a loss on other investments of $116,000, or $70,000 net of tax.

During the six months ended July 31, 2001, the Company recorded a net gain on disposition of operating properties and other investments totaling $1,263,000, or $764,000 net of tax. The Company recorded a gain on the disposition of Bowling Green Mall, located in Bowling Green, Kentucky, of $1,892,000 in a tax-deferred exchange, and a loss on other investments of $629,000.

D. Extraordinary (Loss) Gain

During the six months ended July 31, 2002, the Company recorded an extraordinary loss, net of tax, of $230,000 ($380,000 pre-tax) which represents the impact of early extinguishment of nonrecourse debt primarily related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania. During the six months ended July 31, 2001, the Company recorded an extraordinary gain, net of tax, of $637,000 ($1,054,000 pre-tax) which represents the impact of early extinguishment of nonrecourse debt related to Enclave, a residential property located in San Jose, California.

E. Dividends

The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share

March 14, 2002	June 3, 2002	June 17, 2002	$.05

June 11, 2002	September 3, 2002	September 17, 2002	$.06

September 5, 2002	December 2, 2002	December 16, 2002	$.06

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

F. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for “earnings before extraordinary (loss) gain and cumulative effect of change in accounting principle”.

	Earnings Before
	Extraordinary
	(Loss) Gain
	and Cumulative	Weighted
	Effect of Change in	Average Common	Per
	Accounting Principle	Shares Outstanding	Common
	(Numerator)	(Denominator)	Share

	(in thousands)
Three Months Ended

July 31, 2002:

Basic EPS	$12,683	49,620,200	$0.26

Effect of dilutive securities -stock options	—	599,245	(.01)

Diluted EPS	$12,683	50,219,445	$0.25

July 31, 2001:

Basic EPS	$15,472	45,370,352	$0.34

Effect of dilutive securities -stock options	—	659,210	—

Diluted EPS	$15,472	46,029,562	$0.34

Six Months Ended

July 31, 2002:

Basic EPS	$23,049	49,565,727	$0.47

Effect of dilutive securities -stock options	—	644,282	(.01)

Diluted EPS	$23,049	50,210,009	$0.46

July 31, 2001:

Basic EPS	$25,119	45,263,231	$0.55

Effect of dilutive securities -stock options	—	629,328	—

Diluted EPS	$25,119	45,892,559	$0.55

G. Reduction of Reserves on Notes Receivable

The Company, through its Residential Group, is the 1% general partner in 22 Federally Subsidized housing projects owned by syndicated partnerships. Upon formation of these partnerships approximately 20 years ago, the Company received interest-bearing notes receivable as consideration for development and other fee services. At their inception, these notes were fully reserved as the collection was doubtful based on the limited cash flows generated by the properties pursuant to their government subsidy contracts. Likewise, a reserve for the related accrued interest was established each year.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

G. Reduction of Reserves on Notes Receivable (continued)

During the prior fiscal year 17 of these properties completed a series of events that led to a reduction of a portion of these reserves. The Company continues to monitor these reserves in relation to events that could change expected future cash flows and, during the three months ended July 31, 2002, the Company reduced reserves of approximately $800,000 primarily representing a portion of the notes receivable and related interest at four of the properties bringing the total reduction of the reserves for the six months ended July 31, 2002 to $3,850,000. These amounts are included in revenues in the Consolidated Statements of Earnings for each applicable period. These properties completed a series of events making collection of these notes and related interest now appear probable based on expected future cash flows. These events include but are not limited to obtaining an appraisal of the properties and settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest.

During the three and six months ended July 31, 2002 the Company reduced approximately $690,000 of the reserve recorded against interest receivable from Millender Center, a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan. The reduction of this reserve was primarily the result of increased cash flow projections due to lower variable rate interest. The Company had previously reduced reserves of $10,775,000 in the year ended January 31, 2001, $500,000 in the year ended January 31, 2000 and $3,500,000 in the year ended January 31, 1999.

H. Reclassification

Certain items in the consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

I. Long-term Credit Facility

At July 31, 2002, the Company had $161,750,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The credit facility includes a $100,000,000 term loan with an outstanding balance of $93,750,000 as of July 31, 2002 and a $250,000,000 revolving line of credit, both of which mature in March 2006 and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($29,168,000 and $ -0- outstanding at July 31, 2002, respectively). The outstanding balance of the prior revolving line of credit of $78,000,000 on March 5, 2002 was paid in full with the proceeds of the new term loan. Quarterly principal payments of $6,250,000 on the new term loan commenced July 1, 2002.

The long-term credit facility provides, among other things, for: 1) at the Company’s election, interest rates of 2.125% over LIBOR or 1/2% over the prime rate except for the last $50,000,000 of borrowings in the case of revolving loans which is based on 2.75% over LIBOR or 3/4% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restriction on dividend payments and stock repurchases.

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

	Combined		Pro-Rata Share

	July 31,	January 31,	July 31,	January 31,
	2002	2002	2002	2002

		(in thousands)
Balance Sheet:

Completed rental properties	$2,337,595	$2,235,274	$847,661	$775,878

Projects under development	258,486	243,339	113,205	124,395

Land held for development or sale	84,505	69,723	39,453	32,692

Investment in and advances to real estate affiliates	–	–	89,512	78,435

Accumulated depreciation	(476,615)	(434,466)	(190,820)	(175,205)

Other assets	276,155	280,760	104,553	107,572

Total Assets	$2,480,126	$2,394,630	$1,003,564	$943,767

Mortgage debt, nonrecourse	$2,211,130	$2,117,979	$837,660	$788,240

Advances from general partner	20,455	20,455	–	–

Other liabilities	149,543	152,342	47,452	47,282

Partners’ equity	98,998	103,854	118,452	108,245

Total Liabilities and Partners’ Equity	$2,480,126	$2,394,630	$1,003,564	$943,767

	2002	2001	2002	2001

Three Months Ended July 31,
Operations:

Revenues	$121,335	$117,881	$49,635	$46,159

Equity in earnings of unconsolidated entities on a pro-rata basis	–	–	5,189	2,218

Operating expenses	(63,251)	(61,072)	(26,227)	(24,314)

Interest expense	(29,984)	(29,741)	(11,900)	(10,178)

Depreciation and amortization	(16,141)	(15,230)	(6,133)	(5,005)

Gain on disposition of operating properties and other investments	–	10,065	–	5,033

Net Income	$11,959	$21,903	$10,564	$13,913

Six Months Ended July 31,
Operations:

Revenues	$247,949	$235,689	$100,159	$91,504

Equity in earnings of unconsolidated entities on a pro-rata basis	–	–	9,441	5,788

Operating expenses	(128,872)	(126,389)	(53,199)	(49,988)

Interest expense	(59,353)	(61,582)	(23,536)	(22,562)

Depreciation and amortization	(32,046)	(37,777)	(12,107)	(10,078)

Gain on disposition of operating properties and other investments	–	10,065	–	5,033

Extraordinary (loss) gain	(400)	1,110	(380)	1,054

Net Income	$27,278	$21,116	$20,378	$20,751

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

J. Investments in and Advances to Real Estate Affiliates (continued)

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets (in thousands):

		July 31,	January 31,
		2002	2002

Partners’ equity, as above	$	98,998	$103,854

Equity of other partners		1,001	16,064

Company’s investment in partnerships		97,997	87,790

Advances to partnerships, as above		20,455	20,455

Advances to other real estate affiliates		307,820	286,058

Investments in and Advances to Real Estate Affiliates	$	426,272	$394,303

As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to four executive officers of the Company. At July 31, 2002 and January 31, 2002, amounts advanced for this partner were $93,518,000 and $81,970,000, respectively of the $307,820,000 and $286,058,000 presented above for “Advances to other real estate affiliates”. These advances entitle the Company to a preferred return payable from cash flows of each respective property.

K. Shelf Registration

The Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) on May 1, 2002 and amended it on May 24, 2002. This shelf registration statement amends the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide Forest City flexibility to raise, from time to time, up to an aggregate of $842,000,000 from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

L. Segment Information

The following tables summarize financial data for the Commercial, Residential, Land Development and Lumber Trading Groups and Corporate. All amounts, including footnotes, are presented in thousands.

			Three Months		Six Months
			Ended July 31,		Ended July 31,
	July 31,	January 31,
	2002	2002	2002	2001	2002	2001

	Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group	$3,412,528	$3,200,234	$99,198	$32,885	$210,163	$112,620

Residential Group	926,451	797,248	76,049	21,410	124,557	50,600

Land Development Group	180,168	174,170	3,025	17,119	11,743	24,849

Lumber Trading Group	141,143	171,353	405	148	688	254

Corporate	52,648	74,641	306	306	503	350

	$4,712,938	$4,417,646	$178,983	$71,868	$347,654	$188,673

	Three Months		Six Months		Three Months		Six Months
	Ended July 31,		Ended July 31,		Ended July 31,		Ended July 31,

	2002	2001	2002	2001	2002	2001	2002	2001

		Revenues				Interest Expense

Commercial Group	$147,674	$147,703	$281,629	$276,804	$31,983	$31,012	$63,259	$61,157

Residential Group	40,008	38,928	79,106	73,414	6,281	6,120	11,825	12,451

Land Development Group	28,667	7,550	44,032	9,636	345	66	409	215

Lumber Trading Group(1)	23,337	36,016	49,600	61,929	759	918	1,395	1,924

Corporate	219	66	469	163	6,632	7,658	12,448	15,419

	$239,905	$230,263	$454,836	$421,946	$46,000	$45,774	$89,336	$91,166

	Depreciation and Amortization Expense				Earnings Before Income Taxes (EBIT) (2)

Commercial Group	$23,011	$20,150	$44,979	$38,717	$13,494	$18,674	$21,932	$34,379

Residential Group	4,174	2,849	8,060	6,469	8,435	12,960	19,646	22,297

Land Development Group	(54)	166	101	187	12,416	3,862	18,980	3,752

Lumber Trading Group	533	532	1,068	1,087	(1,105)	3,138	81	4,189

Corporate	484	343	976	687	(11,489)	(12,215)	(22,078)	(23,713)

(Loss) gain on disposition of operating properties and other investments	–	–	–	–	–	(329)	(116)	1,263

	$28,148	$24,040	$55,184	$47,147	$21,751	$26,090	$38,445	$42,167

	Earnings Before Depreciation, Amortization
	and Deferred Taxes (EBDT)(3)

Commercial Group	$32,277	$31,764	$59,385	$59,527

Residential Group	13,120	10,607	28,515	23,087

Land Development Group	5,538	2,529	8,806	579

Lumber Trading Group	(723)	1,966	(59)	2,546

Corporate	(6,615)	(9,857)	(13,174)	(15,326)

Consolidated EBDT	43,597	37,009	83,473	70,413

Reconciliation of EBDT to net earnings:

Depreciation and amortization — Real Estate Groups	(28,637)	(23,978)	(56,251)	(47,247)

Deferred taxes — Real Estate Groups	(2,719)	(1,352)	(5,234)	(4,838)

Straight-line rent adjustment	442	936	1,131	2,985

(Loss) gain on disposition of operating properties and other investments, net of tax	–	(185)	(70)	764

Gain on disposition reported on equity method, net of tax	–	3,042	–	3,042

Extraordinary (loss) gain, net of tax	–	–	(230)	637

Cumulative effect of change in accounting principle, net of tax	–	–	–	(1,202)

Net earnings	$12,683	$15,472	$22,819	$24,554

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended July 31, 2002 and 2001 were $648,653 and $818,707, respectively. Sales invoiced for the six months ended July 31, 2002 and 2001 were $1,337,549 and $1,384,675, respectively.

(2)	See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

(3)	EBDT is defined as net earnings before extraordinary items, excluding the following items: 1) gain (loss) on disposition of operating properties and other investments (net of tax); ii) beginning in the year ended January 31, 2001, the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City, for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate; and v) cumulative effect of change in accounting principle (net of tax).

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of operations for the six months ended July 31, 2002 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 2002 annual report (“Form 10-K”).

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

GENERAL

The Company principally engages in the development, acquisition, ownership and management of commercial and residential real estate throughout the United States. The Company consists of four strategic business units. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires, leases and manages residential rental property, including mature apartments in urban and suburban locations, adaptive re-use developments in urban locations and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and Canadian provinces. The Company has more than $4.7 billion of assets in 20 states and Washington, D.C. The Company’s targeted markets include Boston, Denver, New York, California and Washington, D.C. Headquarters of the Company is in Cleveland, Ohio.

RESULTS OF OPERATIONS

The Company reports its results of operations by each of its four strategic business units as it believes it provides the most meaningful understanding of the Company’s financial performance.

The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles (GAAP) and may not be directly comparable to similarly-titled measures reported by other companies. The Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results. The Company’s view is that EBDT is an indicator of the Company’s ability to generate cash to meet its funding requirements. EBDT is defined and discussed in detail under “Results of Operations — EBDT”.

The Company’s EBDT for the three months ended July 31, 2002 grew by 17.8% to $43,597,000 from $37,009,000 for the three months ended July 31, 2001. For the six months ended July 31, 2002, EBDT increased by 18.5% to $83,473,000 from $70,413,000 for the six months ended July 31, 2001. The increase in EBDT is primarily attributable to 14 new projects opening or acquired during the six months ended July 31, 2002, 12 new projects opening in 2001 and increased land sales in the Land Development Group.

Net Operating Income from Real Estate Groups – The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. Net Operating Income (NOI) is defined as Revenues less Operating Expenses. Under the full consolidation method which is in accordance with GAAP, NOI from the combined Commercial Group and Residential Group (“Real Estate Groups”) for the second quarter of 2002 was $93,154,000 compared to $95,889,000 for the second quarter of 2001, a 2.9% decrease. NOI for the Real Estate Groups under the full consolidation method for the six months ended July 31, 2002 was $180,842,000 compared to $182,732,000 for the six months ended July 31, 2001, a 1.0% decrease.

Management analyzes property NOI using the pro-rata consolidation method and publically discloses and discusses the Company’s performance using this method of consolidation to complement its GAAP disclosures. Under the pro-rata consolidation method NOI from the Real Estate Groups for the second quarter of 2002 was $89,918,000 compared to $87,033,000 for the second quarter of 2001, a 3.3% increase. NOI for the Real Estate Groups under pro-rata consolidation for the six months ended July 31, 2002 was $176,880,000 compared to $171,166,000 for the six months ended July 31, 2001, a 3.3% increase.

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

All amounts discussed in the narrative below are based on the full consolidation method unless otherwise noted.

Commercial Group

The following table presents the significant increases in revenue and operating expense reported by the Commercial Group for newly opened or acquired property for the three and six months ended July 31, 2002 compared to the same periods in the prior year (dollars in thousands):

				Three Months Ended		Six Months Ended

				July 31, 2002
		Quarter
		& Year			Operating		Operating
Property	Location	Opened	Sq. Ft.	Revenues	Expenses	Revenues	Expenses

Retail Centers:

Galleria at South Bay (a)	Redondo Beach, CA	Q3 - 2001	955,000	$5,208	$2,227	$10,025	$4,237

Queens Place	Queens, NY	Q3 - 2001	462,000	2,180	785	4,501	1,656

Mall at Robinson	Pittsburgh, PA	Q3 - 2001	856,000	798	N/A	1,454	N/A

Mall at Stonecrest	Atlanta, GA	Q3 - 2001	1,170,000	392	N/A	743	N/A

Station Square - Bessemer Court	Pittsburgh, PA	Q2 - 2002	59,000	108	54	168	57

Office Buildings:

65/80 Landsdowne	Cambridge, MA	Q3 - 2001	122,000	2,079	416	3,986	881

88 Sidney St	Cambridge, MA	Q2 - 2002	145,000	1,255	214	1,255	214

Total				$12,020	$3,696	$22,132	$7,045

N/A – not applicable – property recorded under equity method of accounting.

(a)  Acquired property

Revenues — Adjusted revenues in the second quarter of 2002 increased $737,000 or .5% over the same period of the prior year. This increase is primarily the result of opening of new properties as noted in the table above. Additionally, increases in revenues of $1,542,000 resulted from the impact of the expansion at the Sheraton Station Square Hotel. These increases in revenues were partially offset by the disposition in 2001 of Tucson Mall of $5,353,000, decreased commercial land sales of $1,198,000 and a decrease of $1,440,000 in the remainder of the Company’s hotel portfolio revenue due to a decrease in occupancy as a result of the overall decline in the travel industry. Revenues also decreased as a result of a retail lease termination fee collected in 2001 at Atlantic Center in Brooklyn, New York of $3,500,000 which did not recur in 2002 and a decrease in construction fees at Twelve MetroTech Center of $536,000 compared to the same period last year. The balance of the remaining decrease in revenue in the Commercial Group of approximately $800,000 was generally due to fluctuations in operations at mature properties.

Adjusted revenues increased $7,780,000 or 2.8% in the first half of 2002 over the first half of 2001. This increase is primarily the result of openings of new properties as noted in the table above. Additionally, increases in revenues of $2,331,000 resulted from the impact of the expansion at the Sheraton Station Square Hotel. These increases in revenues were partially offset by $10,699,000 by dispositions in 2001 of Tucson Mall and Bowling Green Mall, decreased commercial land sales of $208,000 and a decrease of $4,711,000 in the remainder of the Company’s hotel portfolio due to a decrease in occupancy as a result of the overall decline in the travel industry. A decline in construction fees at Twelve MetroTech Center resulted in an additional decrease in revenues of $2,418,000 compared to the same period in the prior year. The balance of the remaining increase in revenues in the Commercial Group of approximately $1,300,000 was generally due to fluctuations in operations at mature properties.

Operating and Interest Expenses - During the second quarter of 2002, operating expenses, excluding straight-line rent adjustments for the Commercial Group increased $242,000 or .3% over the same period in the prior year. The increase in operating expenses was attributable primarily to costs associated with the opening and acquisition of new properties as noted in the table above, greater operating costs of $1,060,000 due to the expansion at Sheraton Station Square Hotel and an increase of $3,525,000 in development project write-offs. These increases were partially offset by reduced expenses of $3,842,000 relating to the disposition in 2001 of Tucson Mall, decreased expenses of $1,669,000 in the remainder of the Company’s hotel portfolio due to decreases in occupancy as a result of the overall decline in the travel industry. Additionally, operating expenses were lower in 2002 due to nonrecurring costs in 2001 of $1,020,000 as a result of taking over theater operations at Columbia Park and $2,001,000 for lease buy-out costs in the retail portfolio. The balance of the change in operating expenses of approximately $500,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense increased during the second quarter of 2002 for the Commercial Group by $971,000 or 3.1% over the same period in the prior year. The increase is primarily attributable to the increase of interest expense related to higher debt levels from the openings and acquisitions of new properties.

During the first half of 2002, operating expenses, excluding straight-line rent adjustments for the Commercial Group increased $7,950,000 or 5.7% over the same period of the prior year. The increase in operating expenses was attributable primarily to costs associated with the openings of new properties as noted in the table above, greater operating costs of $2,879,000 at two hotels due to the impact of expansion at Sheraton Station Square Hotel and as a result of taking over the operation at the restaurant at Hilton Times Square Hotel, increased costs of commercial land sales of $869,000 and increased development project write offs of $4,139,000. These increases were partially offset by $5,880,000 from dispositions in 2001 of Tucson Mall and Bowling Green Mall and decreased expenses of $2,358,000 in the remainder of the Company’s hotel portfolio due to decrease in occupancy as a result of the overall decline in the travel industry. Additionally, operating expenses were lower in 2002 due to nonrecurring costs in 2001 of $1,965,000 for lease buy-out costs in the retail portfolio. The balance of the change in operating expenses of approximately $3,200,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense increased during the first half of 2002 for the Commercial Group by $2,102,000 or 3.4% over the same period in the prior year. The increase is primarily attributable to the increase for interest expense related to higher debt levels from the openings and acquisitions of new properties.

Residential Group

The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for the three and six months ended July 31, 2002 compared to the same period in the prior year (dollars in thousands):

Openings/Acquisitions

				Three Months Ended		Six Months Ended

				July 31, 2002
		Quarter
		Opened/	No.		Operating		Operating
Property	Location	Acquired	of Units	Revenues	Expenses	Revenues	Expenses

Consolidated

Landings of Brentwood(a)	Nashville, TN	Q2 - 2002	724	$994	$503	$994	$503

Cambridge Towers(a)	Detroit, MI	Q2 - 2002	250	419	117	419	117

Heritage	San Diego, CA	Q1 - 2002	230	181	208	208	383

Coraopolis Towers (a)	Coraopolis, PA	Q1 - 2002	200	385	198	385	198

Donora Towers (a)	Donora, PA	Q1 - 2002	103	193	109	193	109

Chancellor Park (a)	Philadelphia, PA	Q1 - 2002	135	1,037	1,258	2,021	2,348

Stony Brook Court(a)	Darien, CT	Q3 - 2001	86	1,032	621	2,068	1,225

Pine Cove	Bayshore, NY	Q3 - 2001	85	888	685	1,593	1,369

Unconsolidated
Lofts at 1835 Arch	Philadelphia, PA	Q1 - 2001	191	453	N/A	595	N/A

Residences at University Park	Cambridge, MA	Q1 - 2002	135	(303)	N/A	(362)	N/A

Westwood Reserve (a)	Tampa, FL	Q1 - 2002	340	61	N/A	101	N/A

Parkwood Village (b)	Brunswick, OH	Q2 - 2001	204	(13)	N/A	(9)	N/A

St. Mary’s Villa (a)	Newark, NJ	Q2 - 2002	360	71	N/A	71	N/A

Total				$5,398	$3,699	$8,277	$6,252

N/A – not applicable – property recorded under equity method of accounting.

(a)  Acquired property

(b)  Phased opening

The following table presents the significant decreases in revenues and operating expenses incurred by the Residential Group for disposed properties for the three and six months ended July 31, 2002 compared to the same period in the prior year (dollars in thousands):

Disposals

				Three Months Ended		Six Months Ended

					July 31, 2002

		Property	No.		Operating		Operating
Property	Location	Disposed	of Units	Revenues	Expenses	Revenues	Expenses

Palm Villas	Henderson, NV	Q3 - 2001	350	$773	$321	$1,532	$586

Whitehall Terrace	Kent, OH	Q3 - 2001	188	398	148	786	260

Oaks	Bryan, TX	Q3 - 2001	248	313	253	664	453

Peppertree	College Station, TX	Q3 - 2001	208	298	156	634	275

Total				$1,782	$878	$3,616	$1,574

Revenues — Adjusted revenues for the Residential Group increased by $889,000, or 2.1% for the second quarter of 2002 over the same period in the prior year. Excluding the decrease in revenues of $5,013,000 from the non-recurring sale in 2001 of Chapel Hill Towers in Akron, Ohio accounted for on the equity method, revenues for the Residential Group increased by $5,902,000 or 14.2% for the second quarter of 2002 over the same period in the prior year. These increases were primarily the result of the acquisitions made and properties opened during fiscal 2002 and 2001 as noted in the first table above. Additionally, revenues increased as a result of the reversal of reserves for notes receivable and related accrued interest from syndications of approximately $1,490,000. These increases are offset by the dispositions of properties as noted in the second table above. The remaining increase in revenues of approximately $800,000 was generally due to an increase in service fees from the supported living portfolio and overall improved results of mature properties.

Adjusted revenues for the Residential Group increased by $5,658,000, or 7.2% for the first half of 2002, over the same period in the prior year. Excluding the decrease in revenues of $5,080,000 from the non-recurring sale in 2001 of Chapel Hill Towers accounted for on the equity method, revenues for the Residential Group increased by $10,738,000 or 13.7% for the first half of 2002, over the same period in the prior year. These increases were primarily the result of the acquisitions made and properties opened during fiscal 2002 and 2001 as noted in the first table above. Additionally, revenues increased as a result of the reversal of reserves for notes receivable and related accrued interest from syndications of approximately $4,540,000. Increases were also noted from the Company's investment in the Grand of $689,000, a 546-unit luxury high-rise community in North Bethesda, Maryland. These increases are offset by the dispositions of properties as noted in the second table above. The remaining increase in revenues of approximately $800,000 was generally due to an increase in service fees from the supported living portfolio and overall improved results of mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group increased $4,119,000 or 24.2% during the second quarter of 2002 compared to the same period in the prior year. These increases were primarily the result of the acquisitions made and properties opened during 2002 and 2001 as noted in the first table above. These increases were partially offset by decreases in expenses due to dispositions of properties as noted in the second table above. Operating expenses also increased due to the increase in 2002 of reserve for write-off of development projects of $1,000,000. The remaining increase of approximately $300,000 was generally due to increased operating costs of mature properties.

Interest expense for the Residential Group for the second quarter of 2002 increased by $161,000 or 2.6% over the same period in the prior year. The increase in interest expense is primarily the result of the acquisitions made and properties opened during 2002 and 2001 offset by property dispositions and lower variable interest rates.

Operating expenses for the Residential Group increased $7,378,000 or 22.9% during the first half of 2002 compared to the same period in the prior year. These increases were primarily the result of acquisitions made and properties opened during 2002 and 2001 as noted in the first table above. These increases were partially offset by decreases in expenses due to dispositions of properties as noted in the second table above. Operating expenses also increased due to the increase in 2002 of write-offs of development projects of $1,250,000. The remaining increase of $1,700,000 was generally due to increased operating costs of the supported living portfolio and mature properties as well as increased asset management and property management costs.

Interest expense for the Residential Group for the first half of 2002 decreased by $626,000 or 5.0% compared to the same period in the prior year. The decrease in interest expense is primarily the result of property dispositions and lower variable interest rates.

Land Development Group

Revenues - Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group increased by $21,117,000 in the second quarter of 2002 compared to the same period in the prior year. This increase is primarily the result of increases in land sales of $25,324,000. The sales increases at two major land development projects: Stapleton, in Denver, Colorado and Willowbrook in Twinsburg, Ohio, were combined with several smaller sales increases in projects in Cleveland, Ohio. These increases were offset by decreases of $3,908,000 at two development projects: Central Station in Chicago, Illinois and Westwood Lakes, in Tampa, Florida.

Revenues for the Land Development Group increased by $34,396,000 in the first half of 2002 compared to the same period in the prior year. This increase is primarily the result of increases in land sales of $36,564,000. The sales increases at two major land development projects: Stapleton, and Willowbrook, were combined with several smaller sales increases in projects in Cleveland, Ohio. These increases were offset by decreases of $3,908,000 at two development projects: Central Station, and Westwood Lakes.

Operating and Interest Expenses - The fluctuation in Land Development Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses increased by $12,521,000 in the second quarter of 2002 compared to the same period in the prior year. This increase is primarily due to increased combined expenses of $13,001,000 at two major land development projects: Stapleton and Willowbrook, combined with several smaller expense increases at projects in Cleveland, Ohio. These increases were offset by decreases of $3,908,000 at two development projects: Central Station and Westwood Lakes.

Operating expenses increased by $19,082,000 in the first half of 2002 compared to the same period in the prior year. This increase is primarily due to an increased combined expenses of $19,348,000 at two major land development projects: Stapleton and Willowbrook, combined with several smaller expense increases at projects in Cleveland, Ohio. These increases were offset by a decrease of $1,663,000 at Westwood Lakes.

Interest expense increased in the second quarter of 2002 compared to the same period in the prior year by $279,000. Interest expense decreased in the first half of 2002 compared to the same period in the prior year by $194,000. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

Lumber Trading Group

Revenues - Revenues for the Lumber Trading Group decreased by $12,679,000 in the second quarter of 2002 compared to the same period in the prior year. Revenues for the Lumber Trading Group decreased by $12,329,000 in the first half of 2002 compared to the same period in the prior year. The decreases are primarily due to the Company’s greater than normal exposure to market fluctuations compounded by a decline in the market.

Operating and Interest Expenses - Operating expenses for the Lumber Trading Group decreased by $8,278,000 in the second quarter of 2002 compared to the same period in the prior year. Operating expenses for the Lumber Trading Group decreased by $7,692,000 in the first half of 2002 compared to the same period in the prior year. These decreases are primarily due to lower variable expense resulting from the decreased revenue explained above.

Interest expense for the Lumber Trading Group decreased by $159,000 in the second quarter of 2002 compared to the same period in the prior year, and decreased $529,000 in the first half of 2002 compared to the same period in the prior year. These decreases are primarily due a reduction in interest rates.

Corporate Activities

Revenues - Corporate Activities’ revenues increased $153,000 in the second quarter of 2002 and $306,000 in the first half of 2002 compared to the same periods in the prior year. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by the Company and vary from year to year depending on interest rates and the amounts of loans outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities increased $454,000 in the second quarter of 2002 and $1,642,000 in the first half of 2002 compared to the same periods in the prior year. This increase represents an increase in general corporate expenses. Interest expense decreased $1,026,000 in the second quarter of 2002, and $2,971,000 in the first half of 2002 compared to the same periods in the prior year. Corporate Activities’ interest expense consists primarily of interest expense on the Company’s 8.50% Senior Notes and the portion of borrowings under the long-term credit facility that has not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Other Transactions

(Loss) Gain on Disposition of Operating Properties and Other Investments - During the six months ended July 31, 2002, the Company recorded a loss on other investments of $116,000, or $70,000 net of estimated taxes. During the six months ended July 31, 2001, the Company recorded a net gain on disposition of operating properties and other investments totaling $1,263,000 or $764,000 net of estimated taxes. The Company recorded a gain on the disposition of Bowling Green Mall, located in Bowling Green, Kentucky, of $1,892,000 in a tax-deferred exchange, and a loss on other investments of $629,000.

Extraordinary (Loss) Gain - During the six months ended July 31, 2002, the Company recorded an extraordinary loss, net of tax, of $230,000 ($380,000 pre-tax) which represents the impact of early extinguishment of nonrecourse debt primarily related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania. During the six months ended July 31, 2001, the Company recorded an extraordinary gain, net of tax, of $637,000 ($1,054,000 pre-tax) which represents the impact of early extinguishment of nonrecourse debt related to Enclave, a residential property located in San Jose, California.

Cumulative Effect of Change in Accounting Principle — On February 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138, and at that time designated the derivative instruments in accordance with the requirements of the new standard. On February 1, 2001, the after-tax impact, net of minority interest, of the transition amounts of the derivative instruments resulted in a reduction of net income of approximately $1,200,000 and a reduction of other comprehensive income of approximately $7,800,000. The transition adjustments are presented as cumulative effect adjustments as described in Accounting Principles Board Opinion No. 20 “Accounting Changes” for the six months ended July 31, 2001.

Income Taxes – Income tax expense for the three months ended July 31, 2002 and 2001 totaled $6,949,000 and $9,337,000, respectively. Income tax expense for the six months ended July 31, 2002 and 2001 totaled $13,694,000 and $15,337,000, respectively. At January 31, 2002, the Company had a tax loss carryforward of $21,649,000 that will expire in the years ending January 31, 2011 through 2022, General Business Credit carryovers of $6,433,000 that will expire in the years ending January 31, 2004 through January 31, 2022 and an Alternative Minimum Tax credit carryforward of $29,960,000. The Company’s policy is to consider a variety of tax-saving strategies when evaluating its future tax position.

EBDT - Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) beginning in the year ended January 31, 2001, the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). The Company excludes gain (loss) on the disposition of operating properties and other investments from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of operating properties and other investments, other than commercial land and airrights or land held by the Land Development Group, as nonrecurring items. Extraordinary items are generally the result of early extinguishment and restructuring of nonrecourse debt obligations and are not considered to be a component of the Company’s operating results. The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are noncash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are noncash items. The provision for decline in real estate is excluded from EBDT because it is a noncash item that varies from year to year based on factors unrelated to the Company’s overall financial performance. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies.

FINANCIAL CONDITION AND LIQUIDITY

The Company believes that its sources of liquidity and capital are adequate to meet its funding obligations. The Company’s principal sources of funds are cash provided by operations, the revolving credit facility and refinancings of existing properties. The Company’s principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for its existing portfolio, payments on nonrecourse mortgage debt on real estate and payments on the long term credit facility.

Long-Term Credit Facility — At July 31, 2002, the Company had $161,750,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The credit facility includes a $100,000,000 term loan with an outstanding balance of $93,750,000 as of July 31, 2002 and a $250,000,000 revolving line of credit, both of which mature in March 2006 and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($29,168,000 in letters of credit and $-0- surety bonds outstanding at July 31, 2002, respectively). The outstanding balance of the prior revolving line of credit of $78,000,000 on March 5, 2002 was paid in full with the proceeds of the new term loan. Quarterly principal payments of $6,250,000 on the term loan commenced July 1, 2002.

The long-term credit facility provides, among other things, for: 1) at the Company’s election, interest rates of 2.125% over LIBOR or 1/2% over the prime rate except for the last $50,000,000 of borrowings in the case of revolving loans which is based on 2.75% over LIBOR of 3/4% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restriction on dividend payments and stock repurchases.

In order to mitigate the short-term variable interest rate risk on its long-term credit facilities, the Company has entered into a LIBOR interest rate swap and purchased LIBOR interest rate caps. The swap expires January 31, 2003, effectively fixes the LIBOR rate at 4.38% and has a notional amount of $75,000,000. The LIBOR interest rate caps have an average rate of 8.00% for 2002 and a notional amount of $56,945,000. LIBOR interest rate caps were purchased at an average rate of 5.50% at a notional amount of $75,651,000 covering the period February 1, 2003 through November 1, 2003.

Lumber Trading Group - The Lumber Trading Group is financed separately from the rest of the Company’s strategic business units. The financing obligations of Lumber Trading Group are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings

The Company is actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2002 and 2003, generally pursuing long-term fixed-rate debt. During the six months ended July 31, 2002, the Company completed $506,569,000 in financings, including $71,950,000 in refinancings, $102,219,000 in acquisitions, $105,400,000 in extensions, and $227,000,000 for new development projects. The Company continues to seek long-term debt for those project loans, which mature within the next 12 months as well as for those projects, which will begin operation within the next 12 months, generally pursuing fixed rate loans.

Interest Rate Exposure

On July 31, 2002, the composition of nonrecourse mortgage debt was as follows:

	Amount	Rate (1)

	(dollars in thousands)
Fixed	$1,880,366	7.33%

Variable Taxable (2)	768,087	4.74%

Tax-Exempt	84,600	2.33%

UDAG	69,964	2.07%

	$2,803,017	6.34%

(1)	Reflects weighted average interest rate including both the base index and the lender margin.

(2)	Taxable variable rate debt of $768,087 is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2003.

Debt related to projects under development at July 31, 2002 totals $113,294,000, out of a total commitment from lenders of $480,533,000. Of this outstanding debt, $79,863,000 is taxable variable-rate debt, $31,000,000 is tax-exempt variable-rate debt and $2,431,000 is fixed-rate debt. The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (LIBOR) interest rate hedges for its mortgage debt portfolio as follows:

	Caps		Swaps (1)

		Average		Average
Period Covered	Amount	Rate	Amount	Rate

(dollars in thousands)
08/01/02 - 02/01/03	$605,482	7.64%	$442,021	3.12%

02/01/03 - 02/01/04	824,396	6.60%	79,320	2.51%

02/01/04 - 02/01/05	168,400	8.00%	10,703	3.80%

02/01/05 - 02/01/06	133,900	8.00%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.

Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options. The Company owns Treasury Options with a notional amount of $23,000,000 with a weighted average strike rate of approximately 200 basis points over the current 10-year Treasury rate at July 31, 2002 and thus have only limited value at this.

The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.50% and has not exceeded 7.90%.

Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the pre-tax interest cost for the next 12 months of the Company’s taxable variable-rate debt by approximately $5,900,000 at July 31, 2002. This increase is net of the protection provided by the interest rate swaps and long-term LIBOR contracts in place as of July 31, 2002. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the pre-tax interest cost for the next 12 months of the Company’s tax-exempt variable-rate debt by approximately $3,600,000 at July 31, 2002.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with two revolving lines of credit and an asset securitization facility.

At July 31, 2002, Lumber Trading Group’s two revolving lines of credit totaled $85,000,000, expiring July 2003. These credit lines are secured by the assets of the Lumber Trading Group and are used to finance its working capital needs. At July 31, 2002, $11,711,000 was outstanding under these revolving lines of credit.

Lumber Trading Group has renewed its previous agreement for three years, expiring in July 2005 under which it is selling an undivided interest in a pool of receivables up to a maximum of $102,000,000 to a large financial institution (the “Financial Institution”). The Company bears no risk regarding the collectability of the accounts receivable once sold, and cannot modify the pool of receivables. At July 31, 2002 and 2001, the Financial Institution held an interest of $55,000,000 and $50,000,000, respectively, in the pool of receivables. Sales of accounts receivable have averaged $55,000,000 and $52,000,000 per month during the six months ended July 31, 2002 and 2001, respectively.

To protect against risks associated with a the variable interest rates on current and future use of the asset securitization facility through which an undivided interest in a pool of receivables are sold, the Lumber Trading Group entered into an interest rate swap with a notional amount of $20,000,000. The swap fixes the LIBOR interest rate at 4.28% and is effective through January 31, 2005.

These credit facilities are without recourse to the Company. The Company believes that the amounts available under these credit facilities will be sufficient to meet the Lumber Trading Group’s liquidity needs.

Cash Flows

Net cash provided by operating activities was $58,258,000 for the first half of 2002 and $24,296,000 for the first half of 2001. The increase in net cash provided by operating activities is the result of an increase of $37,387,000 in rents and other revenues received, an increase of $32,804,000 in proceeds from land sales and a decrease of $4,910,000 in interest paid. This increase was partially offset by an increase of $22,966,000 in operating expenditures, an increase of $9,440,000 in land development expenditures and a decrease in cash distributions from operations of unconsolidated entities of $8,733,000.

Net cash used in investing activities was $344,122,000 for the first half of 2002 and $161,491,000 for the first half of 2001. Capital expenditures totaled $323,910,000 and $143,081,000 (including both recurring and investment capital expenditures) in the first half of 2002 and 2001, respectively. These capital expenditures were financed with cash provided from operating activities, approximately $236,000,000 and $146,000,000 in the first half of 2002 and 2001 respectively, in new nonrecourse mortgage indebtedness and cash on hand at the beginning of the year. During the first half of 2002, the Company invested $20,212,000 in investments in and advances to real estate affiliates primarily related to development projects in New York City. During the first half of 2001, the Company collected $2,693,000 from the sale of Bowling Green Mall and invested $21,103,000 in investments in and advances to real estate affiliates primarily for Short Pump Town Center and development projects in New York City.

Net cash provided by financing activities totaled $269,020,000 in the first half of 2002 and $104,327,000 in the first half of 2001. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Financings” and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash used in financing activities for the first half of 2002 also reflected a net increase in notes payable of $2,101,000, a decrease in unpaid checks of $21,623,000, a decrease in restricted cash of $1,110,000, payment of deferred financing costs of $5,501,000, proceeds of $3,033,000 from the exercise of stock options, payment of $4,954,000 for dividends and an increase of $5,065,000 in minority interest.

Net cash used in financing activities for the first half of 2001 also reflected a net increase in notes payable of $23,268,000 primarily representing an advance of $20,000,000 from the sale of Tucson Mall, an increase in restricted cash of $4,164,000 primarily related to the Stapleton project, an increase in unpaid checks of $4,272,000, payment of deferred financing costs of $5,188,000, proceeds of $3,514,000 from the exercise of stock options, payment of $3,618,000 of dividends and an increase of $10,776,000 in minority interest.

SHELF REGISTRATION

The Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) on May 1, 2002 and amended it on May 24, 2002. This shelf registration statement amends the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide Forest City flexibility to raise, from time to time, up to an aggregate of $842,000,000 from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities.

INCREASED DIVIDENDS

The first 2002 quarterly dividend of $.05 per share on shares of both Class A and Class B Common Stock was declared on March 14, 2002 and was paid on June 17, 2002 to shareholders of record at the close of business on June 3, 2002. The second 2002 quarterly dividend of $.06 (representing a 20% increase over the previous quarter’s dividend) per share on shares of both Class A and Class B Common Stock was declared on June 11, 2002 and will be paid on September 17, 2002 to shareholders of record at the close of business on September 3, 2002. The third 2002 quarterly dividend of $.06 per share on shares of both Class A and Class B Common Stock was declared on September 5, 2002 and will be paid on December 16, 2002 to shareholders of record at the close of business on December 2, 2002.

LEGAL PROCEEDINGS

The Company, although not a named defendant, is providing a defense in a lawsuit relating to Emporium, a retail and office development project in San Francisco. The lawsuit is challenging our right to our entitlements under California environmental law. A verdict favorable to the Company was obtained in May 2001; however, an appeal was filed by the plaintiffs and is currently pending. A hearing date for the appeal has been scheduled for September 11, 2002. The Company is also involved in other claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items unless they meet the criteria of Accounting Principles Board (APB) Opinion No. 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending January 31, 2004. The Company currently records gain or loss from the early extinguishment of debt as an extraordinary item pursuant to the guidance in SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Upon adoption of SFAS No. 145, these gains and losses will be recorded as ordinary income or loss. The Company does not expect this pronouncement to have any other material impact on the Company’s financial position results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a material impact on the Company’s financial position, results of operations or cash flows.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks, economic conditions in the Company’s target markets, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, changes in interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, significant geographic concentration, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, competition, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, the rate revenue increases verses the rate of expense increases, as well as other risks listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Earnings Before Depreciation, Amortization and Deferred Taxes For the Three Months Ended July 31, 2002
(in thousands)

	Commercial Group 2002				Residential Group 2002

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$147,674	$30,908	$24,962	$141,728	$40,008	$1,838	$16,958	$55,128
Exclude straight-line rent adjustment	(2,764)	—	—	(2,764)	—	—	—	—
Add back equity method depreciation expense	3,692	—	(3,692)	—	2,526	—	(2,407)	119

Adjusted revenues	148,602	30,908	21,270	138,964	42,534	1,838	14,551	55,247
Operating expenses, including depreciation and amortization for non-Real Estate Groups	79,186	16,805	14,648	77,029	21,118	1,395	9,863	29,586
Exclude straight-line rent adjustment	(2,322)	—	—	(2,322)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	76,864	16,805	14,648	74,707	21,118	1,395	9,863	29,586
Minority interest in earnings before depreciation and amortization	5,853	5,853	—	—	179	179	—	—
Interest expense	31,983	8,250	6,622	30,355	6,281	264	4,688	10,705
Income tax provision	1,625	—	—	1,625	1,836	—	—	1,836

	116,325	30,908	21,270	106,687	29,414	1,838	14,551	42,127

Earnings before depreciation, amortization and deferred taxes (EBDT)	$32,277	$—	$—	$32,277	$13,120	$—	$—	$13,120

	Land Development Group 2002				Lumber Trading Group 2002

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$28,667	$1,684	$2,340	$29,323	$23,337	$—	$—	$23,337
Operating expenses, including depreciation and amortization for non-Real Estate Groups	15,999	924	1,749	16,824	23,682	—	—	23,682
Minority interest in earnings before depreciation and amortization	760	760	—	—	—	—	—	—
Interest expense	345	—	591	936	759	—	—	759
Income tax provision	6,025	—	—	6,025	(381)	—	—	(381)

	23,129	1,684	2,340	23,785	24,060	—	—	24,060

Earnings before depreciation, amortization and deferred taxes (EBDT)	$5,538	$—	$—	$5,538	$(723)	$—	$—	$(723)

	Corporate Activities 2002				Total 2002

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$219	$—	$—	$219	$239,905	$34,430	$44,260	$249,735
Exclude straight-line rent adjustment	—	—	—	—	(2,764)	—	—	(2,764)
Add back equity method depreciation expense	—	—	—	—	6,218	—	(6,099)	119

Adjusted revenues	219	—	—	219	243,359	34,430	38,161	247,090
Operating expenses, including depreciation and amortization for non-Real Estate Groups	5,077	—	—	5,077	145,062	19,124	26,260	152,198
Exclude straight-line rent adjustment	—	—	—	—	(2,322)	—	—	(2,322)

Operating expenses excluding straight-line rent adjustment	5,077	—	—	5,077	142,740	19,124	26,260	149,876
Minority interest in earnings before depreciation and amortization	—	—	—	—	6,792	6,792	—	—
Interest expense	6,632	—	—	6,632	46,000	8,514	11,901	49,387
Income tax (benefit) provision	(4,875)	—	—	(4,875)	4,230	—	—	4,230

	6,834	—	—	6,834	199,762	34,430	38,161	203,493

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(6,615)	$—	$—	$(6,615)	$43,597	$—	$—	$43,597

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)					$43,597	$—	$—	$43,597
Depreciation and amortization — Real Estate Groups					(28,637)	—	—	(28,637)
Deferred taxes — Real Estate Groups					(2,719)	—	—	(2,719)
Straight-line rent adjustment					442	—	—	442

Net earnings					$12,683	$—	$—	$12,683

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Earnings Before Depreciation, Amortization and Deferred Taxes For the Six Months Ended July 31, 2002
 (in thousands)

	Commercial Group 2002				Residential Group 2002

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$281,629	$56,916	$50,405	$275,118	$79,106	$3,603	$33,105	$108,608
Exclude straight-line rent adjustment	(4,592)	—	—	(4,592)	—	—	—	—
Add back equity method depreciation expense	7,371	—	(7,371)	—	4,901	—	(4,663)	238

Adjusted revenues	284,408	56,916	43,034	270,526	84,007	3,603	28,442	108,846
Operating expenses, including depreciation and amortization for non-Real Estate Groups	151,459	31,334	29,740	149,865	39,575	2,787	19,300	56,088
Exclude straight-line rent adjustment	(3,461)	—	—	(3,461)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	147,998	31,334	29,740	146,404	39,575	2,787	19,300	56,088
Minority interest in earnings before depreciation and amortization	9,380	9,380	—	—	194	194	—	—
Interest expense	63,259	16,202	13,294	60,351	11,825	622	9,142	20,345
Income tax provision	4,386	—	—	4,386	3,898	—	—	3,898

	225,023	56,916	43,034	211,141	55,492	3,603	28,442	80,331

Earnings before depreciation, amortization and deferred taxes (EBDT)	$59,385	$—	$—	$59,385	$28,515	$—	$—	$28,515

	Land Development Group 2002				Lumber Trading Group 2002

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$44,032	$2,773	$5,332	$46,591	$49,600	$—	$—	$49,600
Operating expenses, including depreciation and amortization for non-Real Estate Groups	24,607	1,549	4,232	27,290	48,124	—	—	48,124
Minority interest in earnings before depreciation and amortization	1,224	1,224	—	—	—	—	—	—
Interest expense	409	—	1,100	1,509	1,395	—	—	1,395
Income tax provision	8,986	—	—	8,986	140	—	—	140

	35,226	2,773	5,332	37,785	49,659	—	—	49,659

Earnings before depreciation, amortization and deferred taxes (EBDT)	$8,806	$—	$—	$8,806	$(59)	$—	$—	$(59)

	Corporate Activities 2002				Total 2002

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$469	$—	$—	$469	$454,836	$63,292	$88,842	$480,386
Exclude straight-line rent adjustment	—	—	—	—	(4,592)	—	—	(4,592)
Add back equity method depreciation expense	—	—	—	—	12,272	—	(12,034)	238

Adjusted revenues	469	—	—	469	462,516	63,292	76,808	476,032
Operating expenses, including depreciation and amortization for non-Real Estate Groups	10,099	—	—	10,099	273,864	35,670	53,272	291,466
Exclude straight-line rent adjustment	—	—	—	—	(3,461)	—	—	(3,461)

Operating expenses excluding straight-line rent adjustment	10,099	—	—	10,099	270,403	35,670	53,272	288,005
Minority interest in earnings before depreciation and amortization	—	—	—	—	10,798	10,798	—	—
Interest expense	12,448	—	—	12,448	89,336	16,824	23,536	96,048
Income tax (benefit) provision	(8,904)	—	—	(8,904)	8,506	—	—	8,506

	13,643	—	—	13,643	379,043	63,292	76,808	392,559

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(13,174)	$—	$—	$(13,174)	$83,473	$—	$—	$83,473

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)					$83,473	$—	$—	$83,473
Depreciation and amortization — Real Estate Groups					(56,251)	—	—	(56,251)
Deferred taxes — Real Estate Groups					(5,234)	—	—	(5,234)
Straight-line rent adjustment					1,131	—	—	1,131
Loss on disposition of operating properties and other investments, net of tax					(70)	—	—	(70)
Extraordinary gain, net of tax					(230)	—	—	(230)

Net earnings					$22,819	$—	$—	$22,819

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Earnings Before Depreciation, Amortization and Deferred Taxes For the Three Months Ended July 31, 2001
(in thousands)

	Commercial Group 2001				Residential Group 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$147,703	$30,521	$18,573	$135,755	$38,928	$1,393	$10,984	$48,519
Exclude straight-line rent adjustment	(2,179)	—	—	(2,179)	—	—	—	—
Add back equity method depreciation expense	2,341	—	(2,341)	—	2,717	—	(2,610)	107

Adjusted revenues	147,865	30,521	16,232	133,576	41,645	1,393	8,374	48,626
Operating expenses, including depreciation and amortization for non-Real Estate Groups	77,865	17,100	10,890	71,655	16,999	1,161	8,919	24,757
Exclude straight-line rent adjustment	(1,243)	—	—	(1,243)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	76,622	17,100	10,890	70,412	16,999	1,161	8,919	24,757
Gain on disposition recorded on equity method	—	—	—	—	5,033	—	(5,033)	—
Minority interest in earnings before depreciation and amortization	5,642	5,642	—	—	(90)	(90)	—	—
Interest expense	31,012	7,779	5,342	28,575	6,120	322	4,488	10,286
Income tax provision	2,825	—	—	2,825	2,976	—	—	2,976

	116,101	30,521	16,232	101,812	31,038	1,393	8,374	38,019

Earnings before depreciation, amortization and deferred taxes (EBDT)	$31,764	$—	$—	$31,764	$10,607	$—	$—	$10,607

	Land Development Group 2001				Lumber Trading Group 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$7,550	$91	$4,907	$12,366	$36,016	$—	$—	$36,016
Operating expenses, including depreciation and amortization for non-Real Estate Groups	3,478	138	4,559	7,899	31,960	—	—	31,960
Minority interest in earnings before depreciation and amortization	(47)	(47)	—	—	—	—	—	—
Interest expense	66	—	348	414	918	—	—	918
Income tax provision	1,524	—	—	1,524	1,172	—	—	1,172

	5,021	91	4,907	9,837	34,050	—	—	34,050

Earnings before depreciation, amortization and deferred taxes (EBDT)	$2,529	$—	$—	$2,529	$1,966	$—	$—	$1,966

	Corporate Activities 2001				Total 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$66	$—	$—	$66	$230,263	$32,005	$34,464	$232,722
Exclude straight-line rent adjustment	—	—	—	—	(2,179)	—	—	(2,179)
Add back equity method depreciation expense	—	—	—	—	5,058	—	(4,951)	107

Adjusted revenues	66	—	—	66	233,142	32,005	29,513	230,650
Operating expenses, including depreciation and amortization for non-Real Estate Groups	4,623	—	—	4,623	134,925	18,399	24,368	140,894
Exclude straight-line rent adjustment	—	—	—	—	(1,243)	—	—	(1,243)

Operating expenses excluding straight-line rent adjustment	4,623	—	—	4,623	133,682	18,399	24,368	139,651
Gain on disposition recorded on equity method	—	—	—	—	5,033	—	(5,033)	—
Minority interest in earnings before depreciation and amortization	—	—	—	—	5,505	5,505	—	—
Interest expense	7,658	—	—	7,658	45,774	8,101	10,178	47,851
Income tax (benefit) provision	(2,358)	—	—	(2,358)	6,139	—	—	6,139

	9,923	—	—	9,923	196,133	32,005	29,513	193,641

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(9,857)	$—	$—	$(9,857)	$37,009	$—	$—	$37,009

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)					$37,009	$—	$—	$37,009
Depreciation and amortization — Real Estate Groups					(23,978)	—	—	(23,978)
Deferred taxes — Real Estate Groups					(1,352)	—	—	(1,352)
Straight-line rent adjustment					936	—	—	936
(Loss) gain on disposition of operating properties and other investments, net of tax					(185)	—	3,042	2,857
Gain on disposition reported on equity method, net of tax					3,042	—	(3,042)	—

Net earnings					$15,472	$—	$—	$15,472

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Earnings Before Depreciation, Amortization and Deferred Taxes For the Six Months Ended July 31, 2001
(in thousands)

	Commercial Group 2001				Residential Group 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$276,804	$57,702	$40,557	$259,659	$73,414	$2,776	$26,810	$97,448
Exclude straight-line rent adjustment	(5,486)	—	—	(5,486)	—	—	—	—
Add back equity method depreciation expense	5,310	—	(5,310)	—	4,935	—	(4,629)	306

Adjusted revenues	276,628	57,702	35,247	254,173	78,349	2,776	22,181	97,754
Operating expenses, including depreciation and amortization for non-Real Estate Groups	142,549	30,410	22,884	135,023	32,197	2,140	18,182	48,239
Exclude straight-line rent adjustment	(2,501)	—	—	(2,501)	—	—	—	—

Operating expenses excluding straight-line rent adjustment	140,048	30,410	22,884	132,522	32,197	2,140	18,182	48,239
Gain on disposition recorded on equity method	—	—	—	—	5,033	—	(5,033)	—
Minority interest in earnings before depreciation and amortization	10,105	10,105	—	—	(18)	(18)	—	—
Interest expense	61,157	17,187	12,363	56,333	12,451	654	9,032	20,829
Income tax provision	5,791	—	—	5,791	5,599	—	—	5,599

	217,101	57,702	35,247	194,646	55,262	2,776	22,181	74,667

Earnings before depreciation, amortization and deferred taxes (EBDT)	$59,527	$—	$—	$59,527	$23,087	$—	$—	$23,087

	Land Development Group 2001				Lumber Trading Group 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$9,636	$91	$10,228	$19,773	$61,929	$—	$—	$61,929
Operating expenses, including depreciation and amortization for non-Real Estate Groups	5,525	138	9,061	14,448	55,816	—	—	55,816
Minority interest in earnings before depreciation and amortization	(47)	(47)	—	—	—	—	—	—
Interest expense	215	—	1,167	1,382	1,924	—	—	1,924
Income tax provision	3,364	—	—	3,364	1,643	—	—	1,643

	9,057	91	10,228	19,194	59,383	—	—	59,383

Earnings before depreciation, amortization and deferred taxes (EBDT)	$579	$—	$—	$579	$2,546	$—	$—	$2,546

	Corporate Activities 2001				Total 2001

			Plus				Plus
		Less	Unconsolidated			Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$163	$—	$—	$163	$421,946	$60,569	$77,595	$438,972
Exclude straight-line rent adjustment	—	—	—	—	(5,486)	—	—	(5,486)
Add back equity method depreciation expense	—	—	—	—	10,245	—	(9,939)	306

Adjusted revenues	163	—	—	163	426,705	60,569	67,656	433,792
Operating expenses, including depreciation and amortization for non-Real Estate Groups	8,457	—	—	8,457	244,544	32,688	50,127	261,983
Exclude straight-line rent adjustment	—	—	—	—	(2,501)	—	—	(2,501)

Operating expenses excluding straight-line rent adjustment	8,457	—	—	8,457	242,043	32,688	50,127	259,482
Gain on disposition recorded on equity method	—	—	—	—	5,033	—	(5,033)	—
Minority interest in earnings before depreciation and amortization	—	—	—	—	10,040	10,040	—	—
Interest expense	15,419	—	—	15,419	91,166	17,841	22,562	95,887
Income tax provision (benefit)	(8,387)	—	—	(8,387)	8,010	—	—	8,010

	15,489	—	—	15,489	356,292	60,569	67,656	363,379

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(15,326)	$—	$—	$(15,326)	$70,413	$—	$—	$70,413

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)					$70,413	$—	$—	$70,413
Depreciation and amortization — Real Estate Groups					(47,247)	—	—	(47,247)
Deferred taxes — Real Estate Groups					(4,838)	—	—	(4,838)
Straight-line rent adjustment					2,985	—	—	2,985
Gain on disposition of operating properties and other investments, net of tax					764	—	3,042	3,806
Gain on disposition reported on equity method, net of tax					3,042	—	(3,042)	—
Extraordinary gain, net of tax					637	—	—	637
Cumulative effect of change in accounting principle, net of tax					(1,202)	—	—	(1,202)

Net earnings					$24,554	$—	$—	$24,554

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At July 31, 2002, the Company had $1,014,437,000 of variable-rate debt outstanding. This is inclusive of the $161,750,000 outstanding under its long-term credit facility. Additionally, when the Company’s fixed-rate debt matures, it is subject to interest rate risk.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (LIBOR) interest rate caps as follows.

	Caps		Swaps(1)

Coverage	Amount	Average Rate	Amount	Average Rate

		(dollars in thousands)
08/01/02 - 02/01/03	$662,427	7.67%	$517,021	3.30%

02/01/03 - 02/01/04	900,047	6.51%	79,320	2.51%

02/01/04 - 02/01/05	168,400	8.00%	10,703	3.80%

02/01/05 - 02/01/06	133,900	8.00%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.

Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing. In order to protect against significant increases in long-term interest rates, the Company has purchased Treasury Options. The Company owns Treasury Options with a notional amount of $23,000,000 with a weighted average strike rate of approximately 200 basis points over the current 10-year Treasury and thus the Options have only limited value remaining at this time.

Based upon SEC requirements on assessing the value of debt instruments, the Company estimates the fair value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company’s total fixed-rate debt at July 31 and January 31, 2002 was $2,170,730,000 and $2,107,077,000, respectively, compared to an estimated fair value at July 31 and January 31, 2002 of $2,173,683,000 and $2,077,142,000, respectively. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to a liability of approximately $2,296,891,000 and $2,196,736,000 at July 31 and January 31, 2002, respectively.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At July 31 and January 31, 2002, LIBOR interest rate caps and Treasury Options were reported at their fair value of approximately $507,000 and $1,600,000, respectively, in the Consolidated Balance Sheet as Other Assets. The fair value of interest rate swap agreements at July 31 and January 31 , 2002 is an unrealized loss of $4,656,000 and $5,300,000, respectively, and is included in the Consolidated Balance Sheet as Other Liabilities.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

July 31, 2002
			Expected Maturity Date

							Total	Fair Market
							Outstanding	Value
Long-Term Debt	2002	2003	2004	2005	2006	Thereafter	7/31/02	7/31/02

			(dollars in thousands)
Fixed

Fixed rate debt	$20,328	$61,488	$49,253	$133,929	$394,322	$1,221,046	$1,880,366	$1,914,708

Weighted average interest rate	7.45%	7.26%	7.28%	7.37%	6.66%	7.54%	7.33%

UDAG	110	2,833	415	10,929	8,106	47,571	69,964	44,432

Weighted average interest rate	0.02%	3.52%	0.61%	3.87%	0.03%	1.93%	2.07%

Senior & Subordinated Debt (1)	–	–	–	–	–	220,400	220,400	214,543

Weighted average interest rate						8.48%	8.48%

Total Fixed Rate Debt	20,438	64,321	49,668	144,858	402,428	1,489,017	2,170,730	2,173,683

Variable:

Variable rate debt	209,780	362,455	92,092	1,187	1,283	101,290	768,087	768,087

Weighted average interest rate							4.74%

Tax Exempt	45,000	660	7,940	–	–	31,000	84,600	84,600

Weighted average interest rate							2.33%

Credit Facility (1)	12,500	25,000	25,000	25,000	74,250	–	161,750	161,750

Weighted average interest rate							5.18%

Total Variable Rate Debt	267,280	388,115	125,032	26,187	75,533	132,290	1,014,437	1,014,437

Total Long-Term Debt	$287,718	$452,436	$174,700	$171,045	$477,961	$1,621,307	$3,185,167	$3,188,120

(1)	Represents recourse debt.

July 31, 2001
			Expected Maturity Date

							Total	Fair Market
							Outstanding	Value
Long-Term Debt	2001	2002	2003	2004	2005	Thereafter	7/31/01	7/31/01

			(dollars in thousands)
Fixed

Fixed rate debt	$302,666	$61,846	$71,091	$33,523	$107,456	$1,148,491	$1,725,073	$1,728,684

Weighted average interest rate	7.89%	7.64%	7.84%	7.39%	7.24%	7.45%	7.54%

UDAG	41	102	291	497	11,031	56,602	68,564	37,649

Weighted average interest rate	6.98%	6.01%	3.17%	1.85%	3.90%	1.15%	1.62%

Senior & Subordinated Debt (1)	–	–	–	–	–	220,400	220,400	216,020

Weighted average interest rate						8.48%	8.48%

Total Fixed Rate Debt	302,707	61,948	71,382	34,020	118,487	1,425,493	2,014,037	1,982,353

Variable:

Variable rate debt	128,686	132,635	274,760	46,959	–	69,000	652,040	652,040

Weighted average interest rate							6.57%

Tax Exempt	9,750	44,400	–	–	–	–	54,150	54,150

Weighted average interest rate							4.02%

Credit Facility (1)	–	–	204,000	–	–	–	204,000	204,000

Weighted average interest rate							6.27%

Total Variable Rate Debt	138,436	177,035	478,760	46,959	–	69,000	910,190	910,190

Total Long-Term Debt	$441,143	$238,983	$550,142	$80,979	$118,487	$1,494,493	$2,924,227	$2,892,543

(1)	Represents recourse debt.

Item 4. Controls and Procedures

(a)	Not applicable.
(b)	There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to management’s evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company, although not a named defendant, is providing a defense in a lawsuit relating to Emporium, a retail and office development project in San Francisco. The lawsuit is challenging our right to our entitlements under California environmental law. A verdict favorable to the Company was obtained in May 2001; however, an appeal was filed by the plaintiffs and is currently pending. A hearing date for the appeal has been scheduled for September 11, 2002. The Company is also involved in other claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

Item 4. Submission of Matters to a Vote of Security-Holders

Reported in the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Form of Senior Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.16	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.17	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

10.18	-	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No.333-61925).

10.19	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

10.20	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.21	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.22	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.23	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

10.24	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

Exhibit
Number		Description of Document

*10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner.

10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

10.29	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.30	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

*10.31	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner.

*10.32	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner.

10.33	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.34	-	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

10.35	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.36	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

Exhibit
Number		Description of Document

10.37	-	Credit Agreement, dated as of March 5, 2002, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 5, 2002 (File No. 1-4372).

10.38	-	Guaranty of Payment of Debt, dated as of March 5, 2002, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated March 5, 2002 (File No 1-4372).

* - filed herewith

(b) Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date September 11, 2002	/s/ THOMAS G. SMITH

Thomas G. Smith,
Executive Vice President
and Chief Financial Officer
(Principle Financial Officer)

Date September 11, 2002	/s/ LINDA M. KANE

Linda M. Kane, Senior Vice President
and Corporate Controller
(Principle Accounting Officer)

CERTIFICATION

I, Charles A. Ratner, certify that:

(1)	I have reviewed this quarterly report for July 31, 2002 on Form 10-Q of Forest City Enterprises, Inc. (the “Company”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002	/s/ Charles A. Ratner

Name: Charles A. Ratner
Title: President and
Chief Executive Officer

CERTIFICATION

I, Thomas G. Smith, certify that:

(1)	I have reviewed this quarterly report for July 31, 2002 on Form 10-Q of Forest City Enterprises, Inc. (the “Company”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002	/s/ Thomas G. Smith

Name: Thomas G. Smith
Title: Executive Vice President,
Chief Financial Officer, and Secretary

EXHIBIT INDEX

Exhibit
Number		Description of Document

*10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner.

*10.31	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner.

*10.32	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner.

*	- filed herewith