Form 10-Q
period 2002-10-31
FOREST CITY ENTERPRISES INC
filed 2002-12-13
CIK 38067

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                    October 31, 2002

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
Yes      X        No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2002

Class A Common Stock, $.33 1/3 par value	35,520,067 shares

Class B Common Stock, $.33 1/3 par value	14,130,592 shares

FOREST CITY ENTERPRISES, INC.

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Forest City Enterprises, Inc. and Subsidiaries

	Consolidated Balance Sheets — October 31, 2002 (Unaudited) and January 31, 2002	3

	Consolidated Statements of Earnings (Unaudited) — Three Months and Nine Months Ended October 31, 2002 and 2001	4

	Consolidated Statements of Comprehensive Income (Unaudited) — Nine Months Ended October 31, 2002 and 2001	5

	Consolidated Statements of Shareholders’ Equity (Unaudited) — Nine Months Ended October 31, 2002 and 2001	5

	Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended October 31, 2002 and 2001	6

	Notes to Consolidated Financial Statements (Unaudited)	7 - 22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 - 42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43 - 45

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 4.	Submission of Matters to a Vote of Security-Holders	46

Item 6.	Exhibits and Reports on Form 8-K	47 - 52

Signatures		53

Section 302 Certifications		54 - 55

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	October 31, 2002	January 31, 2002

	(Unaudited)
	(in thousands)
Assets
Real Estate
Completed rental properties	$3,837,061	$3,458,756
Projects under development	518,495	461,204
Land held for development or sale	35,357	24,193

Total Real Estate	4,390,913	3,944,153
Less accumulated depreciation	(606,798)	(537,325)

Real Estate, net	3,784,115	3,406,828

Cash and equivalents	41,651	50,054
Restricted cash	144,633	113,073
Notes and accounts receivable, net	265,613	276,000
Inventories	32,728	39,247
Investments in and advances to real estate affiliates	494,802	394,303
Other assets	136,236	138,141

Total Assets	$4,899,778	$4,417,646

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$2,924,509	$2,620,598
Notes payable	59,167	64,554
Long-term credit facility	194,500	54,000
Senior and subordinated debt	220,400	220,400
Accounts payable and accrued expenses	492,857	499,722
Deferred income taxes	241,680	227,982

Total Liabilities	4,133,113	3,687,256

Minority interest	75,435	67,877

Commitments and Contingencies

Shareholders’ Equity
Preferred stock — without par value 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 35,644,041 and 35,101,288 shares issued, 35,486,022 and 34,756,382 outstanding, respectively	11,881	11,700
Class B, convertible, 36,000,000 shares authorized; 14,581,787 and 15,124,540 shares issued, 14,164,637 and 14,707,390 outstanding, respectively	4,861	5,042

	16,742	16,742
Additional paid-in capital	231,808	228,263
Retained earnings	456,258	432,939

	704,808	677,944
Less treasury stock, at cost; 158,019 Class A and 417,150 Class B shares and 344,906 Class A and 417,150 Class B shares, respectively	(4,469)	(6,140)
Accumulated other comprehensive loss	(9,109)	(9,291)

Total Shareholders’ Equity	691,230	662,513

Total Liabilities and Shareholders’ Equity	$4,899,778	$4,417,646

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	Three Months Ended October 31,		Nine Months Ended October 31,

	2002	2001	2002	2001

	(Unaudited)
	(in thousands, except per share data)
Revenues
Rental properties	$199,484	$195,608	$583,962	$535,928
Lumber trading	23,296	27,034	72,896	88,963
Equity in earnings of unconsolidated entities	10,735	10,019	31,493	29,716

	233,515	232,661	688,351	654,607

Expenses
Operating expenses	143,714	139,027	415,469	381,756
Interest expense	40,900	44,023	130,236	135,189
Provision for decline in real estate	957	7,452	957	7,452
Depreciation and amortization	31,723	24,271	86,907	71,418

	217,294	214,773	633,569	595,815

Gain (loss) on disposition of operating properties and other investments	—	89,961	(116)	91,224

Earnings before income taxes	16,221	107,849	54,666	150,016

Income tax expense (benefit)
Current	(4,044)	3,596	6,707	11,083
Deferred	11,053	40,864	13,996	48,714

	7,009	44,460	20,703	59,797

Earnings before minority interest, extraordinary loss and cumulative effect of change in accounting principle	9,212	63,389	33,963	90,219

Minority interest	(57)	3,209	(1,759)	1,498

Earnings before extraordinary loss and cumulative effect of change in accounting principle	9,155	66,598	32,204	91,717

Extraordinary loss, net of tax	(214)	(870)	(444)	(233)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,202)

Net earnings	$8,941	$65,728	$31,760	$90,282

Basic earnings per common share
Earnings before extraordinary loss and cumulative effect of change in accounting principle	$.18	$1.42	$.65	$2.01
Extraordinary loss, net of tax	—	(.02)	(.01)	(.01)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(.03)

Net earnings	$.18	$1.40	$.64	$1.97

Diluted earnings per common share
Earnings before extraordinary loss and cumulative effect of change in accounting principle	$.18	$1.40	$.64	$1.98
Extraordinary loss, net of tax	—	(.02)	(.01)	(.01)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(.03)

Net earnings	$.18	$1.38	$.63	$1.94

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Nine Months Ended October 31,

	2002	2001

	(Unaudited)
	(in thousands)
Net earnings	$31,760	$90,282

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments in securities:
Unrealized loss on securities	(512)	(4,096)
Reclassification adjustment for loss included in net earnings	—	799
Unrealized derivative gains (losses):
Cumulative effect of change in accounting principle — transition adjustment of interest rate contracts, net of minority interest	—	(7,820)
Change in unrealized gains and losses on interest rate contracts, net of minority interest	694	(4,783)

Other comprehensive income (loss), net of tax	182	(15,900)

Comprehensive income	$31,942	$74,382

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’Equity

		Common Stock

	Class A		Class B		Additional		Treasury Stock		Accumulated Other
					Paid-In	Retained			Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

	(Unaudited)
	(in thousands)
Nine Months Ended October 31, 2002
Balances at January 31, 2002	35,101	$11,700	15,125	$5,042	$228,263	$432,939	762	$(6,140)	$(9,291)	$662,513
Net earnings						31,760				31,760
Other comprehensive income, net of tax									182	182
Dividends $.17 per share						(8,441)				(8,441)
Conversion of Class B to Class A shares	543	181	(543)	(181)						—
Income tax benefit from stock option exercises					1,412					1,412
Exercise of stock options					1,418		(187)	1,671		3,089
Amortization of unearned compensation					715					715

Balances at October 31, 2002	35,644	$11,881	14,582	$4,861	$231,808	$456,258	575	$(4,469)	$(9,109)	$691,230

Nine Months Ended October 31, 2001
Balances at January 31, 2001, as adjusted for the three-for-two stock split effective
November 14, 2001	30,543	$10,181	15,783	$5,261	$108,863	$338,792	1,230	$(10,330)	$3,869	$456,636
Net earnings						90,282				90,282
Other comprehensive loss, net of tax									(15,900)	(15,900)
Dividends $.1367 per share						(6,411)				(6,411)
Issuance of 3,900,000 Class A common shares in equity offering	3,900	1,300			116,585					117,885
Conversion of Class B to Class A shares	334	111	(334)	(111)						—
Exercise of stock options					1,151		(308)	2,758		3,909
Restricted stock issued					(1,009)		(113)	1,009		—
Amortization of unearned compensation					362					362
Cash in lieu of fractional shares from three-for-two stock split					(3)					(3)

Balances at October 31, 2001	34,777	$11,592	15,449	$5,150	$225,949	$422,663	809	$(6,563)	$(12,031)	$646,760

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended October 31,

	2002	2001

	(Unaudited) (in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$617,019	$538,509
Cash distributions from unconsolidated entities	13,705	23,816
Proceeds from land sales	46,958	13,896
Land development expenditures	(28,232)	(21,346)
Operating expenditures	(398,344)	(377,389)
Interest paid	(128,873)	(132,887)

Net cash provided by operating activities	122,233	44,599

Cash Flows from Investing Activities
Capital expenditures	(433,997)	(303,785)
Proceeds from disposition of operating properties and other investments	—	190,011
Changes in investments in and advances to real estate affiliates	(69,822)	(31,919)

Net cash used in investing activities	(503,819)	(145,693)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	565,829	402,574
Principal payments on nonrecourse mortgage debt	(58,284)	(293,157)
Payments on long-term credit facility	(90,500)	(104,000)
Increase in notes payable	15,355	39,244
Payments on notes payable	(20,785)	(33,530)
Change in restricted cash and book overdrafts	(31,490)	(3,642)
Payment of deferred financing costs	(7,897)	(10,600)
Exercise of stock options	3,089	3,909
Sale of common stock, net	—	117,885
Dividends paid to shareholders	(7,933)	(5,741)
Increase in minority interest	5,799	14,586

Net cash provided by financing activities	373,183	127,528

Net (decrease) increase in cash and equivalents	(8,403)	26,434
Cash and equivalents at beginning of period	50,054	64,265

Cash and equivalents at end of period	$41,651	$90,699

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$31,760	$90,282
Minority interest	1,759	(1,498)
Depreciation	72,728	59,081
Amortization	14,179	12,337
Equity in earnings of unconsolidated entities	(31,493)	(29,716)
Cash distributions from unconsolidated entities	13,705	23,816
Deferred income taxes	13,578	47,927
Loss (gain) on disposition of operating properties and other investments	116	(91,224)
Provision for decline in real estate	957	7,452
Extraordinary loss	735	386
Cumulative effect of change in accounting principle	—	1,988
Decrease (increase) in land included in projects under development	3,638	(21,229)
Decrease in land included in completed rental properties	341	—
Increase in land held for development or sale	(11,164)	(708)
Decrease (increase) in notes and accounts receivable	10,396	(58,982)
Decrease in inventories	6,519	7,803
(Increase) decrease in other assets	(11,566)	12,839
Increase (decrease) in accounts payable and accrued expenses	6,045	(15,955)

Net cash provided by operating activities	$122,233	$44,599

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.	Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

During the three and nine months ended October 31, 2002 the Company recorded $19,000 and $204,000, respectively as an increase of interest expense in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. During the three and nine months ended October 31, 2001 the Company recorded $-0- and $600,000, respectively as an increase of interest expense. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material. The amount of net derivative losses reclassified into earnings from accumulated other comprehensive loss as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $58,000 and $738,000 for the three and nine months ended October 31, 2002, respectively, and was negligible for the three and nine months ended October 31, 2001. As of October 31, 2002, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated other comprehensive loss into earnings as interest expense associated with the effectiveness of cash flow hedges of approximately $2,282,000 net of tax.

At October 31 and January 31, 2002, London Interbank Offering Rate (LIBOR) interest rate caps and Treasury Options were reported at their fair value of $358,000 and $1,600,000, respectively, in the Consolidated Balance Sheets as Other Assets. The fair value of interest rate swap agreements at October 31 and January 31, 2002 is an unrealized loss of $4,659,000 and $5,300,000, respectively, and included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

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

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.	Accounting Standards (continued)

New Accounting Standards (continued)

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

In December 2002 the FASB issued Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by the Company in its interim and annual financial statements about obligations under certain guarantees. The Interpretation also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The accounting requirements of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this Interpretation are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company currently does not record the impact of guarantees at inception. Upon adoption of FIN No. 45, the Company will record a liability for guarantees issued after December 31, 2002 with the related offset dependent upon the facts and circumstances of the guarantees issued.

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

Consolidated Balance Sheet — October 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Assets

Real Estate
Completed rental properties	$3,837,061	$627,725	$868,720	$4,078,056
Projects under development	518,495	65,078	130,984	584,401
Land held for development or sale	35,357	—	45,884	81,241

Total Real Estate	4,390,913	692,803	1,045,588	4,743,698
Less accumulated depreciation	(606,798)	(92,323)	(195,424)	(709,899)

Real Estate, net	3,784,115	600,480	850,164	4,033,799

Cash and equivalents	41,651	9,323	28,916	61,244
Restricted cash	144,633	23,707	34,602	155,528
Notes and accounts receivable, net	265,613	23,271	8,580	250,922
Inventories	32,728	—	—	32,728
Investments in and advances to real estate affiliates	494,802	—	(56,934)	437,868
Other assets	136,236	21,924	28,689	143,001

Total Assets	$4,899,778	$678,705	$894,017	$5,115,090

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$2,924,509	$517,525	$843,295	$3,250,279
Notes payable	59,167	14,063	5,227	50,331
Long-term credit facility	194,500	—	—	194,500
Senior and subordinated debt	220,400	—	—	220,400
Accounts payable and accrued expenses	492,857	71,682	45,495	466,670
Deferred income taxes	241,680	—	—	241,680

Total Liabilities	4,133,113	603,270	894,017	4,423,860

Minority interest	75,435	75,435	—	—

Total Shareholders’ Equity	691,230	—	—	691,230

Total Liabilities and Shareholders’ Equity	$4,899,778	$678,705	$894,017	$5,115,090

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B.  Financial Statement Presentation (continued)

Consolidated Statement of Earnings-Three Months Ended October 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Revenues
Rental properties	$199,484	$34,757	$57,973	$222,700
Lumber trading	23,296	—	—	23,296
Equity in earnings of unconsolidated entities	10,735	—	(4,473)	6,262

	233,515	34,757	53,500	252,258

Expenses
Operating expenses	143,714	21,591	30,600	152,723
Interest expense	40,900	8,600	16,746	49,046
Provision for decline in real estate	957	—	—	957
Depreciation and amortization	31,723	4,509	6,154	33,368

	217,294	34,700	53,500	236,094

Earnings before income taxes	16,221	57	—	16,164

Income tax expense (benefit)
Current	(4,044)	—	—	(4,044)
Deferred	11,053	—	—	11,053

	7,009	—	—	7,009

Earnings before minority interest and extraordinary loss	9,212	57	—	9,155
Minority interest	(57)	(57)	—	—

Earnings before extraordinary loss	9,155	—	—	9,155

Extraordinary loss, net of tax	(214)	—	—	(214)

Net earnings	$8,941	$—	$—	$8,941

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B.  Financial Statement Presentation (continued)

Consolidated Statement of Earnings-Nine Months Ended October 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Revenues
Rental properties	$583,962	$98,049	$158,132	$644,045
Lumber trading	72,896	—	—	72,896
Equity in earnings of unconsolidated entities	31,493	—	(15,790)	15,703

	688,351	98,049	142,342	732,644

Expenses
Operating expenses	415,469	57,261	83,799	442,007
Interest expense	130,236	25,424	40,282	145,094
Provision for decline in real estate	957	—	—	957
Depreciation and amortization	86,907	13,605	18,261	91,563

	633,569	96,290	142,342	679,621

Loss on disposition of operating properties and other investments	(116)	—	—	(116)

Earnings before income taxes	54,666	1,759	—	52,907

Income tax expense
Current	6,707	—	—	6,707
Deferred	13,996	—	—	13,996

	20,703	—	—	20,703

Earnings before minority interest and extraordinary loss	33,963	1,759	—	32,204
Minority interest	(1,759)	(1,759)	—	—

Earnings before extraordinary loss	32,204	—	—	32,204

Extraordinary loss, net of tax	(444)	—	—	(444)

Net earnings	$31,760	$—	$—	$31,760

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings-Three Months Ended October 31, 2001

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Revenues
Rental properties	$195,608	$29,252	$51,909	$218,265
Lumber trading	27,034	—	—	27,034
Equity in earnings of unconsolidated entities	10,019	—	(6,686)	3,333

	232,661	29,252	45,223	248,632

Expenses
Operating expenses	139,027	18,062	30,619	151,584
Interest expense	44,023	8,733	11,295	46,585
Provision for decline in real estate	7,452	1,574	—	5,878
Depreciation and amortization	24,271	4,092	3,957	24,136

	214,773	32,461	45,871	228,183

Gain on disposition of operating properties and other investments	89,961	—	648	90,609

Earnings (loss) before income taxes	107,849	(3,209)	—	111,058

Income tax expense
Current	3,596	—	—	3,596
Deferred	40,864	—	—	40,864

	44,460	—	—	44,460

Earnings (loss) before minority interest and extraordinary loss	63,389	(3,209)	—	66,598

Minority interest	3,209	3,209	—	—

Earnings before extraordinary loss	66,598	—	—	66,598

Extraordinary loss, net of tax	(870)	—	—	(870)

Net earnings	$65,728	$—	$—	$65,728

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings-Nine Months Ended October 31, 2001

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Revenues
Rental properties	$535,928	$89,821	$143,413	$589,520
Lumber trading	88,963	—	—	88,963
Equity in earnings of unconsolidated entities	29,716	—	(20,595)	9,121

	654,607	89,821	122,818	687,604

Expenses
Operating expenses	381,756	50,750	80,607	411,613
Interest expense	135,189	26,574	33,857	142,472
Provision for decline in real estate	7,452	1,574	—	5,878
Depreciation and amortization	71,418	12,421	14,035	73,032

	595,815	91,319	128,499	632,995

Gain on disposition of operating properties and other investments	91,224	—	5,681	96,905

Earnings (loss) before income taxes	150,016	(1,498)	—	151,514

Income tax expense
Current	11,083	—	—	11,083
Deferred	48,714	—	—	48,714

	59,797	—	—	59,797

Earnings (loss) before minority interest, extraordinary loss and cumulative effect of change in accounting principle	90,219	(1,498)	—	91,717

Minority interest	1,498	1,498	—	—

Earnings before extraordinary loss and cumulative effect of change in accounting principle	91,717	—	—	91,717

Extraordinary loss, net of tax	(233)	—	—	(233)

Cumulative effect of change in accounting principle, net of tax	(1,202)	—	—	(1,202)

Net earnings	$90,282	$—	$—	$90,282

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows-Nine Months Ended October 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Cash Flows from Operating Activities

Rents and other revenues received	$617,019	$88,017	$150,992	$679,994

Cash distributions from unconsolidated entities	13,705	—	(13,705)	—

Proceeds from land sales	46,958	3,498	12,650	56,110

Land development expenditures	(28,232)	(1,532)	(21,318)	(48,018)

Operating expenditures	(398,344)	(42,276)	(71,058)	(427,126)

Interest paid	(128,873)	(23,757)	(39,348)	(144,464)

Net cash provided by operating activities	122,233	23,950	18,213	116,496

Cash Flows from Investing Activities

Capital expenditures	(433,997)	(43,463)	(97,262)	(487,796)

Change in investments in and advances to real estate affiliates	(69,822)	—	20,051	(49,771)

Net cash used in investing activities	(503,819)	(43,463)	(77,211)	(537,567)

Cash Flows from Financing Activities

Increase in nonrecourse mortgage debt and long-term credit facility	565,829	32,077	65,545	599,297

Principal payments on nonrecourse mortgage debt	(58,284)	(9,771)	(10,490)	(59,003)

Payments on long-term credit facility	(90,500)	—	—	(90,500)

Increase in notes payable	15,355	83	6,569	21,841

Payments on notes payable	(20,785)	(818)	(4,536)	(24,503)

Change in restricted cash and book overdrafts	(31,490)	(2,221)	(205)	(29,474)

Payment of deferred financing costs	(7,897)	(1,343)	(3,831)	(10,385)

Exercise of stock options	3,089	—	—	3,089

Dividends paid to shareholders	(7,933)	—	—	(7,933)

Increase in minority interest	5,799	5,799	—	—

Net cash provided by financing activities	373,183	23,806	53,052	402,429

Net (decrease) increase in cash and equivalents	(8,403)	4,293	(5,946)	(18,642)

Cash and equivalents at beginning of period	50,054	5,030	34,862	79,886

Cash and equivalents at end of period	$41,651	$9,323	$28,916	$61,244

Reconciliation of Net Earnings to

Cash Provided by Operating Activities

Net Earnings	$31,760	$—	$—	$31,760

Minority interest	1,759	1,759	—	—

Depreciation	72,728	10,900	15,671	77,499

Amortization	14,179	2,705	2,590	14,064

Equity in earnings of unconsolidated entities	(31,493)	—	15,790	(15,703)

Cash distributions from unconsolidated entities	13,705	—	(13,705)	—

Deferred income taxes	13,578	—	—	13,578

Loss on disposition of operating properties and other investments	116	—	—	116

Provision for decline in real estate	957	—	—	957

Extraordinary loss	735	—	—	735

Decrease in land included in projects under development	3,638	162	2,379	5,855

Decrease in land included in completed rental properties	341	75	—	266

Increase in land held for development or sale	(11,164)	—	(13,192)	(24,356)

Decrease (increase) in notes and accounts receivable	10,396	(5,472)	5,462	21,330

Decrease in inventories	6,519	—	—	6,519

Increase in other assets	(11,566)	(413)	(3,082)	(14,235)

Increase (decrease) in accounts payable and accrued expenses	6,045	14,234	6,300	(1,889)

Net cash provided by operating activities	$122,233	$23,950	$18,213	$116,496

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows-Nine Months Ended October 31, 2001

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$538,509	$80,486	$124,499	$582,522
Cash distributions from unconsolidated entities	23,816	—	(23,816)	—
Proceeds from land sales	13,896	719	23,876	37,053
Land development expenditures	(21,346)	(1,395)	(16,388)	(36,339)
Operating expenditures	(377,389)	(44,057)	(74,275)	(407,607)
Interest paid	(132,887)	(26,791)	(33,434)	(139,530)

Net cash provided by operating activities	44,599	8,962	462	36,099

Cash Flows from Investing Activities
Capital expenditures	(303,785)	(140)	(94,366)	(398,011)
Proceeds from disposition of operating properties and other investments	190,011	—	7,791	197,802
Change in investments in and advances to real estate affiliates	(31,919)	—	20,849	(11,070)

Net cash used in investing activities	(145,693)	(140)	(65,726)	(211,279)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	402,574	62,045	147,889	488,418
Principal payments on nonrecourse mortgage debt	(293,157)	(81,911)	(54,898)	(266,144)
Payments on long-term credit facility	(104,000)	—	—	(104,000)
Increase in notes payable	39,244	170	8,285	47,359
Payments on notes payable	(33,530)	(1)	(12,898)	(46,427)
Change in restricted cash and book overdrafts	(3,642)	(3,389)	(16,212)	(16,465)
Payment of deferred financing costs	(10,600)	(811)	(906)	(10,695)
Exercise of stock options	3,909	—	—	3,909
Sale of common stock, net	117,885	—	—	117,885
Dividends paid to shareholders	(5,741)	—	—	(5,741)
Increase in minority interest	14,586	14,586	—	—

Net cash provided by (used in) financing activities	127,528	(9,311)	71,260	208,099

Net increase (decrease) in cash and equivalents	26,434	(489)	5,996	32,919
Cash and equivalents at beginning of period	64,265	8,653	26,351	81,963

Cash and equivalents at end of period	$90,699	$8,164	$32,347	$114,882

Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$90,282	$—	$—	$90,282
Minority interest	(1,498)	(1,498)	—	—
Depreciation	59,081	9,483	12,112	61,710
Amortization	12,337	2,938	1,923	11,322
Equity in earnings of unconsolidated entities	(29,716)	—	20,595	(9,121)
Cash distributions from unconsolidated entities	23,816	—	(23,816)	—
Deferred income taxes	47,927	—	—	47,927
Gain on disposition of operating properties and other investments	(91,224)	—	(5,681)	(96,905)
Provision for decline in real estate	7,452	1,574	—	5,878
Extraordinary loss	386	—	—	386
Cumulative effect of change in accounting principle	1,988	—	—	1,988
(Increase) decrease in land included in projects under development	(21,229)	(2,130)	3,022	(16,077)
Decrease in land included in completed rental properties	—	—	191	191
Increase in land held for development or sale	(708)	—	(5,890)	(6,598)
(Increase) decrease in notes and accounts receivable	(58,982)	(5,620)	4,763	(48,599)
Decrease in inventories	7,803	—	—	7,803
Decrease (increase) in other assets	12,839	1,924	(6,931)	3,984
(Decrease) increase in accounts payable and accrued expenses	(15,955)	2,291	174	(18,072)

Net cash provided by operating activities	$44,599	$8,962	$462	$36,099

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

C.	Provision for Decline in Real Estate

During the three and nine months ended October 31, 2002, the Company recorded a Provision for Decline in Real Estate totaling $957,000, or $579,000 net of estimated taxes, representing the adjustment to fair market value of land held by the Residential Group.

During the three and nine months ended October 31, 2001 the Company recorded a Provision for Decline in Real Estate totaling $7,452,000, or $5,127,000 net of estimated taxes, representing the adjustment to fair market value of land held by the Commercial and Residential Groups.

D.	Gain (Loss) on Disposition of Operating Properties and Other Investments

During the nine months ended October 31, 2002, the Company recorded a loss on other investments of $116,000, or $70,000 net of estimated taxes.

During the three and nine months ended October 31, 2001, the Company recorded gains on the disposition of operating properties and other investments totaling $89,961,000 ($54,357,000 net of estimated taxes) and $91,224,000 ($55,121,000 net of estimated taxes), respectively. The Company recorded gains on the disposition of two shopping centers, Bowling Green Mall, located in Bowling Green, Kentucky, of $1,892,000 and Tucson Mall, located in Tucson, Arizona, of $86,096,000, both structured as tax-deferred exchanges. The Company also recognized gains on the disposition of three apartment communities, all structured as tax-deferred exchanges: Whitehall Terrace located in Kent, Ohio, for $1,105,000, Peppertree, located in College Station, Texas, for $1,682,000, and Palm Villas, located in Henderson, Nevada, for $7,259,000. A loss of $1,010,000 was recognized on the sale of The Oaks, an apartment community located in Bryan, Texas. The Company also recognized a loss from the sale of available-for-sale equity securities of $1,321,000 and a loss on other investments totaling $4,479,000.

E.	Extraordinary Loss

During the three and nine months ended October 31, 2002, the Company recorded an extraordinary loss, net of tax, of $214,000($355,000 pre-tax) and $444,000 ($735,000 pre-tax), respectively, representing the impact of early extinguishment of nonrecourse debt in order to secure more favorable financing terms. The Company recorded extraordinary losses related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania, Autumn Ridge and Cambridge Towers, residential properties located in Michigan and Regency Towers, a residential property located in Jackson, New Jersey.

During the three and nine months ended October 31, 2001, the Company recorded an extraordinary loss, net of tax, of $870,000 ($1,440,000 pre-tax) and $233,000 ($386,000 pre-tax), respectively, representing the impact of early extinguishment of nonrecourse debt in order to secure more favorable financing terms. The Company recorded an extraordinary gain, net of tax, of $637,000 ($1,054,000 pre-tax) related to Enclave, a residential property located in San Jose, California, and an extraordinary loss, net of tax, of $870,000 ($1,440,000 pre-tax) related to Mount Vernon, a residential property located in Alexandria, Virginia.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

F.	Dividends

The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share

March 14, 2002	June 3, 2002	June 17, 2002	$.05

June 11, 2002	September 3, 2002	September 17, 2002	$.06

September 5, 2002	December 2, 2002	December 16, 2002	$.06

December 6, 2002	March 3, 2003	March 17, 2003	$.06

G.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for “earnings before extraordinary items and cumulative effect of change in accounting principle”.

	Earnings Before
	Extraordinary Items
	and Cumulative	Weighted
	Effect of Change in	Average Common	Per
	Accounting Principle	Shares Outstanding	Common
	(Numerator)	(Denominator)	Share

	(in thousands)
Three Months Ended

October 31, 2002:

Basic EPS	$9,155	49,650,529	$0.18

Effect of dilutive securities -stock options	—	502,356	—

Diluted EPS	$9,155	50,152,885	$0.18

October 31, 2001:

Basic EPS	$66,598	46,958,012	$1.42

Effect of dilutive securities -stock options	—	618,500	(.02)

Diluted EPS	$66,598	47,576,512	$1.40

Nine Months Ended

October 31, 2002:

Basic EPS	$32,204	49,594,305	$0.65

Effect of dilutive securities -stock options	—	598,641	(.01)

Diluted EPS	$32,204	50,192,946	$0.64

October 31, 2001:

Basic EPS	$91,717	45,834,365	$2.01

Effect of dilutive securities -stock options	—	626,829	(.03)

Diluted EPS	$91,717	46,461,194	$1.98

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

H.	Reduction of Reserves on Notes Receivable

The Company, through its Residential Group, is the 1% general partner in 22 Federally Subsidized housing projects owned by syndicated partnerships from which, upon formation approximately 20 years ago, the Company received interest-bearing notes receivable as consideration for development and other fee services. At their inception, these notes were fully reserved as the collection was doubtful based on the limited cash flows generated by the properties pursuant to their government subsidy contracts. Likewise, a reserve for the related accrued interest was established each year.

During the prior fiscal year 17 of these properties completed a series of events that led to a reduction of a portion of these reserves. The first of these was the modification or expiration of the Government contracts that now allow for market rate apartment rentals, which provide a significant increase in expected future cash flows. This, in turn, increased the appraised values of these properties. As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest is now probable. The Company continues to monitor these reserves in relation to events that could change expected future cash flows and, during the three months ended October 31, 2002, the Company reduced reserves of approximately $319,000 primarily representing a portion of the notes receivable and related interest at two of the properties bringing the total reduction of the reserves for the nine months ended October 31, 2002 to $4,174,000. These amounts are included in revenues in the Consolidated Statement of Earnings for each applicable period. These properties completed a series of events making collection of these notes and related interest now appear probable based on expected future cash flows. These events include but are not limited to obtaining an appraisal of the properties and settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest.

During the nine months ended October 31, 2002 the Company reduced approximately $690,000 of the reserve recorded against interest receivable from Millender Center, a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan. The reduction of this reserve was primarily the result of increased cash flow projections due to lower variable rate interest. The Company had previously reduced reserves of $10,775,000 in the year ended January 31, 2001, $500,000 in the year ended January 31, 2000 and $3,500,000 in the year ended January 31, 1999.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

I.	Reclassification

Certain items in the consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

J.	Long-term Credit Facility

At October 31, 2002, the Company had $194,500,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The credit facility includes a $100,000,000 term loan with an outstanding balance of $87,500,000 as of October 31, 2002 and a $250,000,000 revolving line of credit, both of which mature in March 2006 and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($26,068,000 in letters of credit outstanding and $-0- surety bonds at October 31, 2002). The outstanding borrowings on the prior revolving line of credit of $78,000,000 on March 5, 2002 was paid in full with the proceeds of the new term loan. Quarterly principal payments of $6,250,000 on the new term loan commenced July 1, 2002.

The long-term credit facilities provide, among other things, for: 1) at the Company’s election, interest rates of 2.125% over LIBOR or 1/2% over the prime rate except for the last $50,000,000 of borrowings in the case of the revolving loans which is based on 2.75% over LIBOR or 3/4% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restriction on dividend payments and stock repurchases.

In order to mitigate the short-term variable interest rate risk on its long-term credit facility, the Company has entered into LIBOR interest rate swaps and purchased LIBOR interest rate caps. One swap expires January 31, 2003 and effectively fixes the LIBOR rate at 4.38% for a notional amount of $75,000,000. Additional swaps are in effect through January 31, 2004 which effectively fix the LIBOR rate at 1.78% for a notional amount of $56,250,000 beginning February 1, 2003, and effectively fix the LIBOR rate at 1.77% for a notional amount of $75,000,000 (purchased in November 2002) beginning December 1, 2002. The LIBOR interest rate caps have an average rate of 7.50% for 2002 and a notional amount of $47,400,000. LIBOR interest rate caps for 2003 were purchased at an average rate of 5.50% at a notional amount of $75,651,000 covering the period February 1, 2003 through November 1, 2003. LIBOR interest rate caps for 2004 were purchased at an average rate of 5.00% at a notional amount of $108,431,000 covering the period February 1, 2004 through August 1, 2004.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

K.	Investments in and Advances to Real Estate Affiliates

Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments in entities which the Company does not control and which are accounted for on the equity method. Summarized combined financial information for these investments, along with the Company’s pro-rata share, is as follows.

	Combined (100%)		Pro-Rata Share

	October 31,	January 31,	October 31,	January 31,
	2002	2002	2002	2002

	(in thousands)
Balance Sheet:

Completed rental properties	$2,378,001	$2,235,274	$868,720	$775,878

Projects under development	299,274	243,339	130,984	124,395

Land held for development or sale	96,679	69,723	45,884	32,692

Investments in and advances to real estate affiliates — syndicated residential partnerships(1)	—	—	92,124	78,435

Accumulated depreciation	(490,385)	(434,466)	(195,424)	(175,205)

Other assets	271,815	280,760	100,787	107,572

Total Assets	$2,555,384	$2,394,630	$1,043,075	$943,767

Mortgage debt, nonrecourse	$2,222,515	$2,117,979	$843,295	$788,240

Advances from general partner	20,455	20,455	—	—

Other liabilities	157,843	152,342	50,722	47,282

Partners’ equity	154,571	103,854	149,058	108,245

Total Liabilities and Partners’ Equity	$2,555,384	$2,394,630	$1,043,075	$943,767

Three Months Ended October 31,	2002	2001	2002	2001

Operations:

Revenues	$143,634	$130,673	$57,973	$51,909

Equity in earnings of unconsolidated entities on a pro-rata basis	—	—	6,262	3,333

Operating expenses	(76,213)	(74,674)	(30,600)	(30,619)

Interest expense	(38,898)	(29,063)	(16,746)	(11,295)

Depreciation and amortization	(16,507)	(11,647)	(6,154)	(3,957)

Gain on disposition of operating properties and other investments	—	2,327	—	648

Net earnings (pre-tax)	$12,016	$17,616	$10,735	$10,019

Nine Months Ended October 31,

Operations:

Revenues	$391,583	$366,362	$158,132	$143,413

Equity in earnings of unconsolidated entities on a pro-rata basis	—	—	15,703	9,121

Operating expenses	(205,085)	(201,063)	(83,799)	(80,607)

Interest expense	(98,251)	(90,645)	(40,282)	(33,857)

Depreciation and amortization	(48,553)	(49,424)	(18,261)	(14,035)

Gain on disposition of operating properties and other investments	—	12,392	—	5,681

Extraordinary (loss) gain	(400)	1,110	(380)	1,054

Net earnings (pre-tax)	$39,294	$38,732	$31,113	$30,770

(1)	The Company is a general partner in several syndicated residential partnerships which are accounted for on the equity method under both full consolidation and pro-rata consolidation. Summarized Balance Sheet information at the Company's economic share is as follows:

	October 31, 2002	January 31, 2002

Total Assets	$538,544	$526,231
Total Liabilities	$446,420	$447,796
Partners’ Equity	$92,124	$78,435

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

K.	Investments in and Advances to Real Estate Affiliates (continued)

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets (in thousands):

	October 31,	January 31,
	2002	2002

Partners’ equity, as above	$154,571	$103,854

Equity of other partners	25,968	16,064

Company’s investment in partnerships	128,603	87,790

Advances to partnerships, as above	20,455	20,455

Advances to other real estate affiliates	345,744	286,058

Investments in and Advances to Real Estate Affiliates	$494,802	$394,303

As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to four executive officers of the Company. At October 31, 2002 and January 31, 2002, amounts advanced for real estate projects on behalf of this partner were $98,158,000 and $81,970,000, respectively, of the $345,744,000 and $286,058,000 presented above for “Advances to other real estate affiliates”. These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property.

L.	Shelf Registration

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

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

M.	Segment Information

The following tables summarize financial data for the Commercial, Residential, Land Development and Lumber Trading Groups and Corporate. All amounts, including footnotes, are presented in thousands.

					Three Months		Nine Months
					Ended October 31,		Ended October 31,
			October 31,	January 31,
			2002	2002	2002	2001	2002	2001

					Expenditures for
			Identifiable Assets		Additions to Real Estate

Commercial Group			$3,543,350	$3,200,234	$101,396	$176,708	$311,559	$289,328

Residential Group			973,618	797,248	22,228	3,352	146,785	53,952

Land Development Group			194,364	174,170	4,337	5,265	16,080	30,114

Lumber Trading Group			136,078	171,353	293	293	981	547

Corporate			52,368	74,641	290	504	793	854

			$4,899,778	$4,417,646	$128,544	$186,122	$476,198	$374,795

	Three Months		Nine Months		Three Months		Nine Months
	Ended October 31,		Ended October 31,		Ended October 31,		Ended October 31,

	2002	2001	2002	2001	2002	2001	2002	2001

	Revenues				Interest Expense

Commercial Group	$154,625	$139,745	$436,254	$416,549	$26,594	$30,066	$89,853	$91,223

Residential Group	40,015	47,530	119,121	120,944	6,498	5,545	18,323	17,996

Land Development Group	15,194	18,310	59,226	27,946	398	545	807	760

Lumber Trading Group(1)	23,296	27,034	72,896	88,963	649	660	2,044	2,584

Corporate	385	42	854	205	6,761	7,207	19,209	22,626

	$233,515	$232,661	$688,351	$654,607	$40,900	$44,023	$130,236	$135,189

	Depreciation and Amortization Expense					Earnings Before Income Taxes (EBIT) (2)

Commercial Group	$24,284	$19,145	$69,263	$57,862	$17,499	$9,821	$39,431	$44,200

Residential Group	6,218	4,079	14,278	10,548	6,507	16,484	26,153	38,781

Land Development Group	46	180	147	367	7,954	9,794	26,934	13,546

Lumber Trading Group	536	512	1,604	1,599	(487)	843	(406)	5,032

Corporate	639	355	1,615	1,042	(14,295)	(11,602)	(36,373)	(35,315)

Gain (loss) on disposition of operating properties and other investments	—	—	—	—	—	89,961	(116)	91,224

Provision for decline in real estate	—	—	—	—	(957)	(7,452)	(957)	(7,452)

	$31,723	$24,271	$86,907	$71,418	$16,221	$107,849	$54,666	$150,016

					Earnings Before Depreciation, Amortization
					and Deferred Taxes (EBDT) (3)

Commercial Group					$44,006	$24,780	$103,391	$84,307

Residential Group					17,556	21,497	46,071	44,584

Land Development Group					1,783	5,732	10,589	6,311

Lumber Trading Group					(372)	152	(431)	2,698

Corporate					(12,466)	(8,898)	(25,640)	(24,224)

Consolidated EBDT					50,507	43,263	133,980	113,676

Reconciliation of EBDT to net earnings:

Depreciation and amortization — Real Estate Groups					(32,256)	(23,292)	(88,507)	(70,539)

Deferred taxes — Real Estate Groups					(10,386)	(6,278)	(15,620)	(11,116)

Straight-line rent adjustment					1,869	1,709	3,000	4,694

Provision for decline in real estate, net of tax					(579)	(5,127)	(579)	(5,127)

Minority interest in provision for decline in real estate					—	1,574	—	1,574

Gain (loss) on disposition of operating properties and other investments, net of tax					—	54,357	(70)	55,121

Gain on disposition reported on equity method, net of tax					—	392	—	3,434

Extraordinary loss, net of tax					(214)	(870)	(444)	(233)

Cumulative effect of change in accounting principle, net of tax					—	—	—	(1,202)

Net earnings					$8,941	$65,728	$31,760	$90,282

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended October 31, 2002 and 2001 were $614,410 and $653,557, respectively. Sales invoiced for the nine months ended October 31, 2002 and 2001 were $1,951,959 and $2,038,232, respectively.

(2)	See Consolidated Statements of Earnings for reconciliation of EBIT to net earnings.

(3)	EBDT is defined as net earnings before extraordinary items, excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) beginning in the year ended January 31, 2001, the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City, for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate; and v) cumulative effect of change in accounting principle (net of tax).

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of operations for the nine months ended October 31, 2002 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the January 31, 2002 annual report (“Form 10-K”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company principally engages in the development, acquisition, ownership and management of commercial and residential real estate throughout the United States. The Company consists of four strategic business units. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires, leases and manages residential rental property, including mature middle-market apartments in urban and suburban locations, adaptive re-use developments in urban locations and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and Canadian provinces. The company has more than $4.8 billion of assets in 20 states and Washington, D.C. The Company’s targeted markets include Boston, Denver, New York, California and Washington, D.C. Headquarters of the Company is in Cleveland, Ohio.

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

The Company’s EBDT for the three months ended October 31, 2002 grew by 16.7% to $50,507,000 from $43,263,000. For the nine months ended October 31, 2002, EBDT increased by 17.9% to $133,980,000 from $113,676,000. The increase in EBDT is primarily attributable to 23 new projects during the nine months ended October 31, 2002 and 12 new projects in 2001 and increased land sales in the Land Development Group.

Net Operating Income from Real Estate Groups — The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. Net Operating Income (NOI) is defined as Revenues less Operating Expenses. Under the full consolidation method which is in accordance with GAAP, NOI from the combined Commercial Group and Residential Group (“Real Estate Groups”) for the third quarter of 2002 was $91,976,000 compared to $87,464,000 for the third quarter of 2001, a 5.2% increase. NOI for the Real Estate Groups under the full consolidation method for the nine months ended October 31, 2002 was $272,818,000 compared to $270,196,000 for the nine months ended October 31, 2001, a 1.0% increase.

Management analyzes property NOI using the pro-rata consolidation method and publicly discloses and discusses the Company’s performance using this method of consolidation to compliment its GAAP disclosures. Under the pro-rata consolidation method, NOI from the Real Estate Groups for the third quarter of 2002 was $95,287,000 compared to $86,585,000 for the third quarter of 2001, a 10.1% increase. NOI for the Real Estate Groups for the nine months ended October 31, 2002 was $272,167,000 compared to $257,751,000 for the nine months ended October 31, 2001, a 5.6% increase.

The information in the table entitled “Earnings before Depreciation, Amortization and Deferred Taxes” at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents amounts for both full consolidation and pro-rata consolidation, providing a reconciliation of the difference between the two methods, as well as a reconciliation from EBDT to net earnings. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100 percent if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control.

All amounts discussed in the narrative below are based on the full consolidation method unless otherwise noted.

Commercial Group

The following table presents the significant increases in revenue and operating expense reported by the Commercial Group for newly opened or acquired property for the three and nine months ended October 31, 2002 compared to the same periods in the prior year (dollars in thousands):

				Change From Prior Year Period
				Three Months Ended			Nine Months Ended

				October 31, 2002
		Quarter
		& Year				Operating			Operating
Property	Location	Opened	Sq. Ft.	Revenues		Expenses	Revenues		Expenses

Retail Centers:
Galleria at South Bay (a)	Redondo Beach, CA	Q3 - 2001	955,000	$4,617		$2,495	$14,642		$6,732
Queens Place	Queens, NY	Q3 - 2001	462,000	1,978		725	6,479		2,381
Mall at Robinson	Pittsburgh, PA	Q3 - 2001	858,000	207	*	N/A	1,710	*	N/A
Mall at Stonecrest	Atlanta, GA	Q3 - 2001	1,209,000	1,657	*	N/A	1,550	*	N/A
Station Square - Bessemer Court	Pittsburgh, PA	Q2 - 2002	59,000	312		113	569		203
Quebec Square	Denver, CO	Q2 - 2002	675,000	217		46	217		46
Woodbridge Crossing	Woodbridge, NJ	Q3 - 2002	284,000	742		465	742		465
Harlem Center	Manhattan, NY	Q3 - 2002	126,000	283		57	283		57
Promenade in Temecula
Expansion	Temecula, CA	Q3 - 2002	249,000	505		264	460		364
Galleria at Sunset Expansion	Henderson, NV	Q3 - 2002	117,000	158	*	N/A	292	*	N/A

Office Buildings:
65/80 Landsdowne	Cambridge, MA	Q3 - 2001	122,000	494		177	4,508		1,029
88 Sidney St	Cambridge, MA	Q2 - 2002	145,000	1,909		138	3,164		352
35 Landsdowne	Cambridge, MA	Q2 - 2002	202,000	2,432		231	2,432		231

Total				$15,511		$4,711	$37,048		$11,860

*  Revenues represent the change from prior year of the Company’s share of net earnings.
N/A — not applicable — property recorded under equity method of accounting.
(a) Acquired property

Revenues — Adjusted revenues in the third quarter of 2002 increased $15,564,000 or 11.2% over the same period of the prior year. This increase is primarily the result of $15,511,000 from acquisitions made and the opening of new properties as noted in the table above. Additionally, increases in net revenue resulted from the impact of the expansion at the Sheraton Station Square Hotel in Pittsburgh, Pennsylvania of $697,000, an increase of $4,841,000 in the Company’s remaining hotel portfolio due to a partial recovery of the travel industry from the prior year and an increase in construction fees at Twelve MetroTech Center in Brooklyn, New York of $2,229,000. These increases in revenues were partially offset by decreased commercial land sales of $1,275,000, a decrease of $4,100,000 from the nonrecurring sale in 2001 of a participating interest in a regional mall and a decrease due to a payment of past due rentals from a former tenant of $918,000 received in 2001 at Hunting Park in Philadelphia, Pennsylvania. The balance of the change in revenue in the Commercial Group, a decrease, of approximately $1,400,000 was generally due to fluctuations in mature properties.

Adjusted revenues increased $23,344,000 or 5.6% in the nine months ended October 31, 2002 compared to the same period in the prior year. This increase is primarily the result of $37,048,000 from acquisitions made and the opening of new properties as noted in the table above. Additionally, increases in revenues resulted from the impact of the expansion at the Sheraton Station Square Hotel of $3,028,000 and an increase in construction fees at Twelve MetroTech Center of $4,658,000. These increases in revenues were partially offset by $11,531,000 due to property dispositions in 2001 of Tucson Mall and Bowling Green Mall, a decrease due to a payment of past due rentals from a former tenant of $918,000 received in 2001 at Hunting Park, decreased commercial land sales of $2,077,000, a decrease of $4,100,000 from the nonrecurring sale in 2001 of a participating interest in a regional mall and as a result of a retail lease termination fee in 2001 of $3,500,000. The balance of the increase in revenue in the Commercial Group of approximately $700,000 was generally due to fluctuations in operations in mature properties.

Operating and Interest Expenses — During the third quarter of 2002, operating expenses excluding straight-line rent adjustments for the Commercial Group increased $5,580,000 or 7.0% over the same period in the prior year. The increase in operating expenses was attributable primarily to costs associated with acquisitions made and new properties opened of $4,711,000 as noted in the table above. Additional increases resulted from greater operating costs of $4,123,000 at three hotels due to the impact of expansion at Sheraton Station Square Hotel, the result of taking over the operation at the restaurant at Hilton Times Square Hotel and Embassy Suites Hotel, both in Manhattan, New York and as a result of the Embassy Suites Hotel being operational for the entire third quarter of 2002. Additionally, expenses increased in 2002 due to an accrual for the expected settlement of $1,834,000 to the prior manager and related obligations of the restaurant operations at the Company’s two New York hotels. Increased expenses were also noted in the remainder of the Company’s hotel portfolio compared to the same period last year of $809,000 due to increased occupancy rates and $2,191,000 from a nonrecurring participation payment associated with the ground lease at the Richards Building located in University Park at MIT in Cambridge, Massachusetts. These increases were partially offset by decreased abandoned development project write offs of $7,156,000, decreased expenses on commercial land sales of $335,000 and a $600,000 decrease due to fluctuation in operating costs at mature properties.

Interest expense decreased during the third quarter of 2002 for the Commercial Group by $3,472,000 or 11.5% from the same period in the prior year. The decrease is primarily attributable to the decline in interest rates in 2002.

During the nine months ended October 31, 2002, operating expenses, excluding straight-line rent adjustments for the Commercial Group increased $13,530,000 or 6.2% over the same period of the prior year. The increase in operating expenses was attributable primarily to costs associated with the acquisitions made and properties opened of $11,860,000 as noted in the table above, greater operating costs of $4,927,000 at three hotels due to the impact of expansion at Sheraton Station Square Hotel and as a result of taking over the operation at the restaurant at Hilton Times Square Hotel and Embassy Suites Hotel as well as an accrual for an expected settlement of $1,834,000 to the prior manager and related obligations of the restaurant operations at the Company’s two New York hotels. Increased expenses of $602,000 were also noted in the remainder of the Company’s hotel portfolio compared to the same period last year due to increased occupancy rates. Additionally, costs increased for commercial land sales of $546,000 and $2,191,000 from a nonrecurring participation payment associated with the ground lease at the Richards Building located in University Park at MIT in Cambridge, Massachusetts. These increases were partially offset by a decrease of $6,905,000 as a result of property dispositions in 2001 of Tucson Mall and Bowling Green Mall and a decrease in abandoned development project write offs of $3,017,000. Additionally, operating expenses were lower in 2002 due to the nonrecurring costs in 2001 of $1,965,000 for lease buy-out costs in the retail portfolio. The balance of the increase in operating expenses of approximately $3,500,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense decreased during the nine months ended October 31, 2002 for the Commercial Group by $1,370,000 or 1.5% from the same period in the prior year. The decrease is primarily attributable to the decline in interest rates during 2002.

Residential Group

The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for the three and nine months ended October 31, 2002 compared to the same periods in the prior year (dollars in thousands):

Openings/Acquisitions

				Change From Prior Year Period
				Three Months Ended			Nine Months Ended

				October 31, 2002
		Quarter
		Opened/	No.		Operating		Operating
Property	Location	Acquired	of Units	Revenues	Expenses	Revenues	Expenses

Consolidated
Douglas Towers(a)	Pikeville, KY	Q3 - 2002	151	$104	$44	$104	$44
Landings of Brentwood(a)	Nashville, TN	Q2 - 2002	724	1,617	795	2,611	1,297
Autumn Ridge(a)	Sterling Hts., MI	Q2 - 2002	251	577	283	577	283
Kent Towers(a)	Kent, OH	Q2 - 2002	101	168	115	168	115
Cambridge Towers(a)	Detroit, MI	Q2 - 2002	250	714	287	1,132	404
Heritage	San Diego, CA	Q1 - 2002	230	434	370	643	753
Coraopolis Towers(a)	Coraopolis, PA	Q1 - 2002	200	395	221	781	419
Donora Towers(a)	Donora, PA	Q1 - 2002	103	195	110	388	219
Chancellor Park(a)	Philadelphia, PA	Q1 - 2002	135	1,046	1,098	3,066	3,446
Stony Brook Court(a)	Darien, CT	Q3 - 2001	86	423	112	2,491	1,337
Pine Cove	Bayshore, NY	Q3 - 2001	85	1,047	658	2,640	2,027

Unconsolidated*
Newport Landing(b)	Coventry, OH	Q3 - 2002	336	(26)	N/A	(39)	N/A
Eaton Ridge(b)	Sagamore Hills, OH	Q3 - 2002	260	24	N/A	63	N/A
St. Mary’s Villa(a)	Newark, NJ	Q2 - 2002	360	35	N/A	121	N/A
Residences at University Park	Cambridge, MA	Q1 - 2002	135	(230)	N/A	(373)	N/A
Westwood Reserve(a)	Tampa, FL	Q1 - 2002	340	105	N/A	321	N/A
Willow Court	Forest Hills, NY	Q3 - 2001	84	(191)	N/A	(556)	N/A
Parkwood Village(b)	Brunswick, OH	Q2 - 2001	204	108	N/A	141	N/A
Lofts at 1835 Arch	Philadelphia, PA	Q1 - 2001	191	571	N/A	1,166	N/A

Total				$7,116	$4,093	$15,445	$10,344

*  Revenues represent the change from prior year of the Company’s share of net earnings (loss).
N/A — not applicable — property recorded under equity method of accounting.
(a) Acquired property
(b) Phased opening

The following table presents the significant decreases in revenues and operating expenses incurred by the Residential Group for disposed properties for the three and nine months ended October 31, 2002 compared to the same periods in the prior year (dollars in thousands):

Disposals

				Change From Prior Year Period
				Three Months Ended		Nine Months Ended

				October 31, 2002

		Property	No.		Operating		Operating
Property	Location	Disposed	of Units	Revenues	Expenses	Revenues	Expenses

Palm Villas	Henderson, NV	Q3 - 2001	350	$456	$309	$1,987	$895
Whitehall Terrace	Kent, OH	Q3 - 2001	188	29	87	815	347
Oaks	Bryan, TX	Q3 - 2001	248	245	233	909	686
Peppertree	College Station, TX	Q3 - 2001	208	215	200	848	475

Total				$945	$829	$4,559	$2,403

Revenues — Revenues for the Residential Group decreased by $6,101,000, or 12.5% for the third quarter of 2002 over the same period in the prior year. These decreases were primarily the result of a decrease in the reversal of reserves for notes receivable and related accrued interest from syndications of $11,372,000. Additionally, revenues decreased by $543,000 from nonrecurring land sales and $945,000 from dispositions as noted in the second table above. Decreases also occurred from investment earnings of $348,000 in 101 San Fernando, a newly-constructed 323-unit community in lease-up in San Jose, California and $575,000 for Enclave, a 637-unit community in San Jose, California resulting from the over supply of rental property in the San Jose market. These decreases are partially offset by $7,116,000 from the acquisitions made and properties opened during fiscal 2001 and 2002 as noted in the first table above. Increases also occurred from earnings of $331,000 for Classic Residence by Hyatt, a newly-constructed 310-unit assisted living community in lease-up in Yonkers, New York accounted for on the equity method.

Revenues for the Residential Group decreased by $443,000, or .3% for the nine months ended October 31, 2002, over the same period in the prior year. These decreases were primarily the result of a decrease in the reversal of reserves for notes receivable and related accrued interest from syndications of approximately $7,003,000. Additionally, a decrease in revenues of $5,110,000 occurred from the nonrecurring gain on disposition in 2001 of Chapel Hill Towers in Akron, Ohio accounted for on the equity method. Revenues also decreased by $1,035,000 from nonrecurring land sales and $4,559,000 from dispositions as noted in the second table above. Decreases also occurred from investment earnings of $514,000 in 101 San Fernando, and $1,823,000 for Enclave, resulting from the over supply of rental property in the San Jose market. These decreases were partially offset by $15,445,000 from the acquisitions made and properties opened during fiscal 2001 and 2002 as noted in the first table above. Additionally, revenues increased from investment earnings from equity method investments of $680,000 in Grand, a 546-unit luxury high rise community in North Bethesda, Maryland, $408,000 in Lenox Club, a 385-unit luxury high rise community in Arlington, Virginia, $371,000 in Lenox Park, a 406-unit luxury high rise community in Silver Springs, Maryland, $667,000 in Drake, a newly rehabilitated 280-unit community under lease up in Philadelphia, Pennsylvania and $289,000 in Queenswood, a 296-unit community in Corona, New York. Increases also occurred from earnings of $930,000 for Classic Residence by Hyatt accounted for on the equity method and an increase in revenues of $835,000 primarily from increased supported living service fees and overall improved results of mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group decreased $629,000 or 2.9% during the third quarter of 2002 compared to the same period in the prior year. These decreases were primarily the result of decreases in abandoned development project write-offs in 2002 from 2001 of $2,739,000 and decreases in expenses of $829,000 due to dispositions of properties as noted in the second table above. Operating expenses also decreased by $355,000 at Colony Woods, a 396-unit community in Bellevue, Washington. Also occurring were decreases of $346,000 in expenses primarily associated with supported living service fee income and a $408,000 decrease in development expenses. The remaining decrease of approximately $45,000 was generally due to decreased operating costs of mature properties. These decreases are partially offset by $4,093,000 from the acquisitions made and properties opened during 2002 and 2001 as noted in the first table above.

Interest expense for the Residential Group for the third quarter of 2002 increased by $953,000 or 17.2% during the third quarter of 2002, over the same period in the prior year. The increase in interest expense is primarily the result of the acquisitions made and properties opened during 2002 and 2001 offset by the dispositions of properties and lower variable interest rates.

Operating expenses for the Residential Group increased $6,749,000 or 12.6% during the nine months ended October 31, 2002 compared to the same period in the prior year. These increases were primarily the result of acquisitions made and properties opened during 2002 and 2001 totaling $10,344,000 as noted in the first table above. Additionally, expenses primarily associated with supported living service fee income increased by $444,000. The remaining increase of approximately $1,104,000 was generally due to increased operating costs of mature properties. These increases were partially offset by decreases in expenses of $2,403,000 due to dispositions of properties as noted in the second table above. Also occurring were decreases in 2002 from 2001 of abandoned development project write-offs of $2,740,000.

Interest expense for the Residential Group for the nine months ended October 31, 2002 increased by $327,000 or 1.8% compared to the same period in the prior year. The increase in interest expense is primarily the result of the acquisitions made and properties opened during 2002 and 2001 offset by the dispositions of properties and lower variable interest rates.

Land Development Group

Revenues — Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group decreased by $3,116,000 in the third quarter of 2002 compared to the same period in the prior year. This decrease is primarily the result of decreases in land sales of $9,456,000 at four major land development projects: Central Station in Chicago, Illinois, Chestnut Lakes in Elyria, Ohio, Westwood Lakes in Tampa, Florida and Avalon in North Ridgeville, Ohio and several smaller sales decreases in projects in Cleveland, Ohio. The Westwood Lakes and Avalon properties have completely sold out. These decreases were partially offset by sales increases of $6,340,000 at four major land development projects: Stapleton in Denver, Colorado, Canterberry Crossing in Parker, Colorado, Silver Canyon in Henderson, Nevada and Waterbury in North Ridgeville, Ohio and several smaller sales increases in projects in Cleveland, Ohio.

Revenues for the Land Development Group increased by $31,280,000 in the nine months ended October 31, 2002 compared to the same period in the prior year. This increase is primarily the result of increases in land sales of $44,169,000 at four major land development projects: Stapleton, Canterberry Crossing, Waterbury and Willowbrook in Twinsburg, Ohio were combined with several smaller sales increases in projects in Cleveland, Ohio. These increases were partially offset by decreases of $14,384,000 at four major land development projects: Central Station, Chestnut Lakes, Westwood Lakes and Avalon combined with several smaller sales decreases. In addition, revenues increased by $1,495,000 as a result of the sale of land options at Paseo Del Este in El Paso, Texas.

Operating and Interest Expenses — The fluctuation in Land Development Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses decreased by $1,020,000 in the third quarter of 2002 compared to the same period in the prior year. This decrease is primarily due to decreases of $3,994,000 primarily at two land development projects Chestnut Lakes and Avalon along with several smaller expense decreases at various land development projects. These decreases were offset by increased combined expenses of $2,974,000 at Stapleton combined with several smaller expense increases at various land development projects.

Operating expenses increased by $18,062,000 in the nine months ended October 31, 2002 compared to the same period in the prior year. This increase is primarily due to increased combined expenses of $23,316,000 at three major land development projects: Stapleton, Willowbrook and Waterbury along with several smaller expense increases at various land development projects. These increases were offset by decreases of $5,254,000 primarily at three land development projects Chestnut Lakes, Westwood Lakes and Avalon along with several smaller expense decreases at various land development projects.

Interest expense decreased in the third quarter of 2002 compared to the same period in the prior year by $147,000. Interest expense increased in the nine months ended October 31, 2002 compared to the same period in the prior year by $47,000. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

Lumber Trading Group

Revenues — Revenues for the Lumber Trading Group decreased by $3,738,000 in the third quarter of 2002 compared to the same period in the prior year. Revenues for the Lumber Trading Group decreased by $16,067,000 for the nine months ended October 31, 2002 compared to the same period in the prior year. The decreases are primarily due to an extreme downward movement of commodity lumber prices from early in the current fiscal year and continuing into the current quarter. The downward movement is the result of an extreme oversupply situation.

Operating and Interest Expenses — Operating expenses for the Lumber Trading Group decreased by $2,398,000 in the third quarter of 2002 compared to the same period in the prior year. Operating expenses for the Lumber Trading Group decreased by $10,090,000 in the nine months ended October 31, 2002 compared to the same period in the prior year. These decreases are primarily due to lower variable expense resulting from the decreased revenue explained above.

Interest expense decreased by $11,000 in the third quarter of 2002 compared to the same period in the prior year, and decreased $540,000 in the nine months ended October 31, 2002 compared to the same period in the prior year. These decreases are primarily due to a reduction in interest rates.

Corporate Activities

Revenues — Corporate Activities’ revenues increased $343,000 in the third quarter of 2002, and $649,000 for the nine months ended October 31, 2002 compared to the same periods in the prior year. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by the Company and vary from year to year depending on interest rates and the amounts of loans outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities increased $3,482,000 in the third quarter of 2002 and $5,124,000 for the nine months ended October 31, 2002 compared to the same periods in the prior year. This increase represents an increase in general corporate expenses. Interest expense decreased $446,000 in the third quarter of 2002, and $3,417,000 in the nine months ended October 31, 2002 compared to the same periods in the prior year. Corporate Activities’ interest expense consists primarily of interest expense on the Company’s 8.50% Senior Notes and the portion of borrowings under the long-term credit facility that has not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Other Transactions

Gain (Loss) on Disposition of Operating Properties and Other Investments — During the nine months ended October 31, 2002, the Company recorded a loss on other investments of $116,000, or $70,000 net of estimated taxes.

During the three and nine months ended October 31, 2001, the Company recorded gains on the disposition of operating properties and other investments totaling $89,961,000 ($54,357,000 net of estimated taxes) and $91,224,000 ($55,121,000 net of estimated taxes), respectively. The Company recorded gains on the disposition of two shopping centers, Bowling Green Mall, located in Bowling Green, Kentucky, of $1,892,000 and Tucson Mall, located in Tucson, Arizona, of $86,096,000, both structure as tax-deferred exchanges. The Company also recognized gains on the disposition of three apartment communities, all structured as tax-deferred exchanges: Whitehall Terrace located in Kent, Ohio, for $1,105,000, Peppertree, located in College Station, Texas, for $1,682,000, and Palm Villas, located in Henderson, Nevada, for $7,259,000. A loss of $1,010,000 was recognized on the sale of The Oaks, an apartment community located in Bryan, Texas. The Company also recognized a loss from the sale of available-for-sale equity securities of $1,321,000 and a loss on other investments totaling $4,479,000.

Extraordinary Loss — During the three and nine months ended October 31, 2002, the Company recorded an extraordinary loss, net of tax, of $214,000($355,000 pre-tax) and $444,000 ($735,000 pre-tax), respectively, representing the impact of early extinguishment of nonrecourse debt in order to secure more favorable financing terms. The Company recorded extraordinary losses related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania, Autumn Ridge and Cambridge Towers, residential properties located in Michigan and Regency Towers, a residential property located in Jackson, New Jersey.

During the three and nine months ended October 31, 2001, the Company recorded an extraordinary loss, net of tax, of $870,000 ($1,440,000 pre-tax) and $233,000 ($386,000 pre-tax), respectively, representing the impact of early extinguishment of nonrecourse debt in order to secure more favorable financing terms. The Company recorded an extraordinary gain, net of tax, of $637,000 ($1,054,000 pre-tax) related to Enclave, a residential property located in San Jose, California, and an extraordinary loss, net of tax, of $870,000 ($1,440,000 pre-tax) related to Mount Vernon, a residential property located in Alexandria, Virginia.

Cumulative Effect of Change in Accounting Principle — On February 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137 and SFAS No. 138, and at that time designated the derivative instruments in accordance with the requirements of the new standard. On February 1, 2001, the after-tax impact, net of minority interest, of the transition amounts of the derivative instruments resulted in a reduction of net income of approximately $1,200,000 and a reduction of other comprehensive income of approximately $7,800,000. The transition adjustments are presented as cumulative effect adjustments as described in Accounting Principles Board Opinion No. 20 “Accounting Changes” for the nine months ended October 31, 2001.

Income Taxes — Income tax expense for the three months ended October 31, 2002 and 2001 totaled $7,009,000 and $44,460,000, respectively. Income tax expense for the nine months ended October 31, 2002 and 2001 totaled $20,703,000 and $59,797,000, respectively. Income tax expense for 2002 is less than 2001 due to pre-tax gains on nonrecurring property dispositions in 2001. At January 31, 2002, the Company had a tax loss carryforward of $50,552,000 that will expire in the years ending January 31, 2011 through 2022 and General Business Credits carryovers of $6,121,000 that will expire in the years ending January 31, 2004 through 2022 and an Alternative Minimum Tax credit carryforward of $28,732,000. The Company’s policy is to consider a variety of tax-planning strategies when evaluating its future tax position.

EBDT — Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) beginning in the year ended January 31, 2001, the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). The Company excludes gain (loss) on the disposition of operating properties and other investments from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of operating properties and other investments, other than commercial land and airrights or land held by the Land Development Group, as nonrecurring items. Extraordinary items are generally the result of early extinguishment and restructuring of nonrecourse debt obligations and are not considered to be a component of the Company’s operating results. The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are noncash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are noncash items. The provision for decline in real estate is excluded from EBDT because it is a noncash item that varies from year to year based on factors unrelated to the Company’s overall financial performance. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies.

FINANCIAL CONDITION AND LIQUIDITY

The Company believes that its sources of liquidity and capital are adequate to meet its funding obligations. The Company’s principal sources of funds are cash provided by operations, the revolving credit facility and refinancings and dispositions of mature properties. The Company’s principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for its existing portfolio, payments on nonrecourse mortgage debt on real estate and payments on the long-term credit facility.

Long-Term Credit Facility — At October 31, 2002, the Company had $194,500,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The credit facility includes a $100,000,000 term loan with an outstanding balance of $87,500,000 as of October 31, 2002 and a $250,000,000 revolving line of credit, both of which mature in March 2006 and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds

($26,068,000 in letters of credit outstanding and $-0- surety bonds at October 31, 2002). The outstanding borrowings on the prior revolving line of credit of $78,000,000 on March 5, 2002 was paid in full with the proceeds of the new term loan. Quarterly principal payments of $6,250,000 on the new term loan commenced July 1, 2002.

The long-term credit facilities provide, among other things, for: 1) at the Company’s election, interest rates of 2.125% over LIBOR or 1/2% over the prime rate except for the last $50,000,000 of borrowings in the case of the revolving loans which is based on 2.75% over LIBOR or 3/4% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restriction on dividend payments and stock repurchases.

In order to mitigate the short-term variable interest rate risk on its long-term credit facilities, the Company has entered into LIBOR interest rate swaps and purchased LIBOR interest rate caps. One swap expires January 31, 2003 and effectively fixes the LIBOR rate at 4.38% for a notional amount of $75,000,000. Additional swaps in effect through January 31, 2004 which effectively fix the LIBOR rate at 1.78% for a notional amount of $56,250,000 beginning February 1, 2003, and effectively fix the LIBOR rate at 1.77% for a notional amount of $75,000,000 (purchased in November 2002) beginning December 1, 2002. The LIBOR interest rate caps have an average rate of 7.50% for 2002 and a notional amount of $47,400,000. LIBOR interest rate caps for 2003 were purchased at an average rate of 5.50% at a notional amount of $75,651,000 covering the period February 1, 2003 through November 1, 2003. LIBOR interest rate caps for 2004 were purchased at an average rate of 5.00% at a notional amount of $108,431,000 covering the period February 1, 2004 through August 1, 2004.

Lumber Trading Group — The Lumber Trading Group is financed separately from the rest of the Company’s strategic business units. The financing obligations of Lumber Trading Group are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings

The Company is actively working on identifying financing sources for both our nonrecourse debt that is coming due in 2002 and 2003 as well as new projects that will have mortgage needs. During the nine months ended October 31, 2002, the Company completed $632,941,000 in financings, including $137,571,000 in refinancings, $89,787,000 in acquisitions, $129,183,000 in extensions, and $276,400,000 for new development projects. For maturing debt, the Company continues to seek long-term debt for those project loans which mature within the next 12 months as well as for those projects which will begin operation within the next 12 months, generally pursuing fixed rate loans. For construction loans, the Company generally pursues floating rate financings with maturities ranging from two to five years.

Interest Rate Exposure

On October 31, 2002, the composition of nonrecourse mortgage debt was as follows:

	Amount	Rate (1)

	(in thousands)
Fixed	$1,921,980	7.26%
Variable
Taxable (2)	825,893	4.70%
Tax-Exempt	105,600	2.95%
UDAG	71,036	2.10%

	$2,924,509	6.25%

(1) Reflects weighted average interest rate including both the base index and the lender margin.
(2) Taxable variable rate debt of $825,893 is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2003.

Debt related to projects under development at October 31, 2002 totals $171,761,000, out of a total commitment from lenders of $456,108,000. Of this outstanding debt, $119,761,000 is taxable variable-rate debt and $52,000,000 is tax-exempt variable-rate debt.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (LIBOR) interest rate hedges for its mortgage debt portfolio as follows:

	Caps		Swaps (1)

		Average		Average
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)
11/01/02 - 02/01/03	$614,968	7.40%	$456,351	2.99%
02/01/03 - 02/01/04	824,396	6.60%	202,579	2.74%
02/01/04 - 02/01/05	262,822	6.92%	70,573	4.26%
02/01/05 - 02/01/06	133,900	8.00%

(1) Swaps include long-term LIBOR contracts that have an average maturity greater than six months.

In order to protect against significant increases in long-term interest rates, the Company executes Treasury type products. The Company owns a Treasury Lock at the 10-year Treasury with a notional amount of $16,222,000 with a strike rate of 4.10% that expires on December 30, 2002. This Treasury Lock was executed in December 2002.

The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.40% and has not exceeded 7.90%.

Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of the Company’s taxable variable-rate debt by approximately $4,900,000 at October 31, 2002. This increase is net of the protection provided by the interest rate swaps and long-term LIBOR contracts in place as of October 31, 2002. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of the Company’s tax-exempt variable-rate debt by approximately $3,800,000 at October 31, 2002.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with two revolving lines of credit and an asset securitization facility.

At October 31, 2002, Lumber Trading Group’s two revolving lines of credit totaled $85,000,000, expiring July 2003. These credit lines are secured by the assets of the Lumber Trading Group and are used to finance its working capital needs. At October 31, 2002, $2,064,000 was outstanding under these revolving lines of credit.

Lumber Trading Group has renewed its previous asset securitization agreement for three years, expiring in July 2005 under which it is selling an undivided interest in a pool of receivables up to a maximum of $102,000,000 to a large financial institution (the “Financial Institution”). The Company bears no risk regarding the collectability of the accounts receivable once sold, and cannot modify the pool of receivables. At October 31, 2002 and 2001, the Financial Institution held an interest of $43,000,000 and $35,000,000, respectively, in the pool of receivables. Sales of accounts receivable have averaged $53,000,000 and $48,000,000 per month during the nine months ended October 31, 2002 and 2001, respectively.

To protect against risks associated with the variable interest rates on current and future borrowings on the liquidity banking agreement supporting the facility through which the pools of receivables are sold, the Lumber Trading Group entered into an interest rate swap with a notional amount of $20,000,000. The swap fixes the LIBOR interest rate at 4.28% and is effective through December 31, 2005.

These credit facilities are without recourse to the Company. The Company believes that the amounts available under these credit facilities will be sufficient to meet the Lumber Trading Group’s liquidity needs.

Cash Flows

Net cash provided by operating activities was $122,233,000 for the nine months ended October 31, 2002, and $44,599,000 for the nine months ended October 31, 2001. The increase in net cash provided by operating activities is the result of an increase of $78,510,000 in rents and other revenues received, an increase of $33,062,000 in proceeds from land sales and a decrease of $4,014,000 in interest paid. These increases were partially offset by an increase of $20,955,000 in operating expenditures, an increase of $6,886,000 in land development expenditures and a decrease in cash distributions from operations of unconsolidated entities of $10,111,000.

Net cash used in investing activities was $503,819,000 for the nine months ended October 31, 2002 and $145,693,000 for the nine months ended October 31, 2001. Capital expenditures totaled $433,997,000 and $303,785,000 (including both recurring and investment capital expenditures) in the nine months ended October 31, 2002 and 2001, respectively. These capital expenditures were financed with cash provided from operating activities, approximately $288,000,000 and $58,000,000 in new nonrecourse mortgage indebtedness incurred in the nine months ended October 31, 2002 and 2001 respectively, net borrowings under the long-term credit facility, cash on hand at the beginning of the year and, in 2001, net proceeds of $117,885,000 from the sale of common stock through a public offering of which $104,000,000 was used to repay borrowings on the long-term credit facility. During the nine months ended October 31, 2002, the Company invested $69,822,000 in investments in and advances to real estate affiliates primarily related to the following development projects: Short Pump Town Center in Richmond, Virginia (a total of $28,851,000, half of which represents the Company's equity method investment for its 50% interest, and the other half an advance on behalf of the Company's partner), $23,111,000 in various projects in New York City, $3,625,000 for the acquisition of a 50% interest in Westwood Reserve apartments located in Tampa, Florida and $5,568,000 of equity invested in a 40% interest in Stone Gate at Bellefair, an assisted living project under construction in Ryebrook, NY. During the nine months ended October 31, 2001, the Company collected $190,011,000 from the sale of two retail properties, Bowling Green Mall and Tucson Mall, and four apartment projects, Whitehall Terrace, Peppertree, Palm Villas and The Oaks, all of which were partially used to reduce total mortgage debt by $111,952,000 (see “Mortgage Financings”). Additionally, the Company invested $31,919,000 in investments in and advances to real estate affiliates primarily related to New York City area urban retail development ($14,191,000) and four commercial retail centers: Mall at Stonecrest in Atlanta, Georgia ($1,896,000), Mall at Robinson in Pittsburgh, Pennsylvania ($949,000), Short Pump Town Center ($7,258,000) and Showcase in Las Vegas, Nevada ($1,992,000).

Net cash provided by financing activities totaled $373,183,000 for the nine months ended October 31, 2002 and $127,528,000 for the nine months ended October 31, 2001. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Financings” and borrowings under new mortgage indebtedness for acquisition and development activities is included in the preceding paragraph discussing net cash used in investing activities. Net cash used in financing activities for the nine months ended October 31, 2002 also reflected a repayment of borrowings under the long-term credit facility of $90,500,000 from the proceeds of the new $100,000,000 term loan, a net decrease in notes payable of $5,430,000, a decrease in book overdrafts of $26,859,000, an increase in restricted cash of $4,631,000, payment of deferred financing costs of $7,897,000, proceeds of $3,089,000 from the exercise of stock options, payment of $7,933,000 for dividends and an increase of $5,799,000 in minority interest. Net cash provided by financing activities for the nine months ended October 31, 2001 also reflected a repayment of borrowings under the long-term credit facility of $104,000,000 from the proceeds of the sale of common stock, a net increase in notes payable of $5,714,000 primarily relating to an increase in net borrowings under the Lumber Trading Group’s lines of credit, an increase in restricted cash of $13,611,000 primarily related to the Stapleton project, an increase in book overdrafts of $9,969,000, payment of deferred financing costs of $10,600,000, proceeds of $3,909,000 from the exercise of stock options, payment of $5,741,000 of dividends and an increase of $14,586,000 in minority interest.

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

INCREASED DIVIDENDS

The first 2002 quarterly dividend of $.05 per share on shares of both Class A and Class B Common Stock was declared on March 14, 2002 and was paid on June 17, 2002 to shareholders of record at the close of business on June 3, 2002. The second 2002 quarterly dividend of $.06 per share, representing a 20% increase over the previous quarter’s dividend on shares of both Class A and Class B Common Stock was paid on September 17, 2002 to shareholders of record at the close of business on September 3, 2002. The third and fourth 2002 quarterly dividend of $.06 per share on shares of both Class A and Class B Common Stock were declared on September 5, 2002 and December 6, 2002, respectively, and will be paid on December 16, 2002 and March 17, 2003, respectively, to shareholders of record at the close of business on December 2, 2002 and March 3, 2003, respectively.

LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements. The Company, although not a named defendant, was providing a defense in a lawsuit relating to Emporium, a retail and office development project in San Francisco. The lawsuit challenged our right to our entitlements under California environmental law. A verdict favorable to the Company was obtained in May 2001, an appeal was filed by the plaintiffs and was denied on September 30, 2002. A petition for rehearing was filed by the plaintiffs and was denied on October 28, 2002. The plaintiffs have filed a petition for review by the California Supreme Court. The Company is expecting this request will be denied and the litigation dismissed.

NEW ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items unless they meet the criteria of Accounting Principles Board (APB) Opinion No. 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending January 31, 2004. The Company currently records gain or loss from the early extinguishment of debt as an extraordinary item pursuant to the guidance in SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Upon adoption of SFAS No. 145, these gains and losses will be recorded as ordinary income or loss. The Company does not expect this pronouncement to have any other material impact on the Company’s financial position, results of operation, or cash flows.

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

In December 2002 the FASB issued Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This Interpretation elaborates on the disclosures to be made by the Company in its interim and annual financial statements about obligations under certain guarantees. The Interpretation also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The accounting requirements of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this Interpretation are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company currently does not record the impact of guarantees at inception. Upon adoption of FIN No. 45, the Company will record a liability for guarantees issued after December 31, 2002 with the related offset dependent upon the facts and circumstances of the guarantees issued.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risks and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks, economic conditions in the Company’s target markets, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, changes in interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, significant geographic concentration, illiquidity of real estate invesments, dependence on rental income from real property, conflicts of interest, competition, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, parnership risks, litigation risks, the rate revenue increases versus the rate of expense increases, as well as other risks listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Earnings Before Depreciation, Amortization and Deferred Taxes for the Third Quarter Ended October 31, 2002
(in thousands)

	Commercial Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$154,625	$32,022	$27,137	$149,740
Exclude straight-line rent adjustment	(3,232)	—	—	(3,232)
Add back equity method depreciation expense	3,497	—	(3,497)	—

Adjusted revenues	154,890	32,022	23,640	146,508
Operating expenses, including depreciation and amortization for non-Real Estate Groups	86,247	19,645	14,275	80,877
Exclude straight-line rent adjustment	(1,363)	—	—	(1,363)

Operating expenses excluding straight-line rent adjustment	84,884	19,645	14,275	79,514
Minority interest in earnings before depreciation and amortization	4,157	4,157	—	—
Interest expense	26,594	8,220	9,365	27,739
Income tax (benefit) provision	(4,751)	—	—	(4,751)

	110,884	32,022	23,640	102,502

Earnings before depreciation, amortization and deferred taxes (EBDT)	$44,006	$—	$—	$44,006

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$40,015	$1,841	$20,089	$58,263
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	2,747	—	(2,623)	124

Adjusted revenues	42,762	1,841	17,466	58,387
Operating expenses, including depreciation and amortization for non-Real Estate Groups	20,792	1,367	10,669	30,094
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	20,792	1,367	10,669	30,094
Minority interest in earnings before depreciation and amortization	94	94	—	—
Interest expense	6,498	380	6,797	12,915
Income tax (benefit) provision	(2,178)	—	—	(2,178)

	25,206	1,841	17,466	40,831

Earnings before depreciation, amortization and deferred taxes (EBDT)	$17,556	$—	$—	$17,556

	Land Development Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$15,194	$894	$6,274	$20,574
Operating expenses, including depreciation and amortization for non-Real Estate Groups	6,823	579	5,690	11,934
Minority interest in earnings before depreciation and amortization	315	315	—	—
Interest expense	398	—	584	982
Income tax provision (benefit)	5,875	—	—	5,875

	13,411	894	6,274	18,791

Earnings before depreciation, amortization and deferred taxes (EBDT)	$1,783	$—	$—	$1,783

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$23,296	$—	$—	$23,296
Operating expenses, including depreciation and amortization for non-Real Estate Groups	23,134	—	—	23,134
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	649	—	—	649
Income tax provision (benefit)	(115)	—	—	(115)

	23,668	—	—	23,668

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(372)	$—	$—	$(372)

	Corporate Activities 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$385	$—	$—	$385
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	—	—	—	—

Adjusted revenues	385	—	—	385
Operating expenses, including depreciation and amortization for non-Real Estate Groups	7,919	—	—	7,919
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	7,919	—	—	7,919
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	6,761	—	—	6,761
Income tax (benefit) provision	(1,829)	—	—	(1,829)

	12,851	—	—	12,851

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(12,466)	$—	$—	$(12,466)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$233,515	$34,757	$53,500	$252,258
Exclude straight-line rent adjustment	(3,232)	—	—	(3,232)
Add back equity method depreciation expense	6,244	—	(6,120)	124

Adjusted revenues	236,527	34,757	47,380	249,150
Operating expenses, including depreciation and amortization for non-Real Estate Groups	144,915	21,591	30,634	153,958
Exclude straight-line rent adjustment	(1,363)	—	—	(1,363)

Operating expenses excluding straight-line rent adjustment	143,552	21,591	30,634	152,595
Minority interest in earnings before depreciation and amortization	4,566	4,566	—	—
Interest expense	40,900	8,600	16,746	49,046
Income tax (benefit) provision	(2,998)	—	—	(2,998)

	186,020	34,757	47,380	198,643

Earnings before depreciation, amortization and deferred taxes (EBDT)	$50,507	$—	$—	$50,507

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$50,507	$—	$—	$50,507
Depreciation and amortization — Real Estate Groups	(32,256)	—	—	(32,256)
Deferred taxes — Real Estate Groups	(10,386)	—	—	(10,386)
Straight-line rent adjustment	1,869	—	—	1,869
Provision for decline in real estate, net of tax	(579)	—	—	(579)
Extraordinary loss, net of tax	(214)	—	—	(214)

Net earnings	$8,941	$—	$—	$8,941

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Earnings before depreciation, Amortization and Deferred Taxes for the Nine Months Ended October 31, 2002
(in thousands)

	Commercial Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$436,254	$88,938	$77,542	$424,858
Exclude straight-line rent adjustment	(7,824)	—	—	(7,824)
Add back equity method depreciation expense	10,868	—	(10,868)	—

Adjusted revenues	439,298	88,938	66,674	417,034
Operating expenses, including depreciation and amortization for non-Real Estate Groups	237,706	50,979	44,015	230,742
Exclude straight-line rent adjustment	(4,824)	—	—	(4,824)

Operating expenses excluding straight-line rent adjustment	232,882	50,979	44,015	225,918
Minority interest in earnings before depreciation and amortization	13,537	13,537	—	—
Interest expense	89,853	24,422	22,659	88,090
Income tax (benefit) provision	(365)	—	—	(365)

	335,907	88,938	66,674	313,643

Earnings before depreciation, amortization and deferred taxes (EBDT)	$103,391	$—	$—	$103,391

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$119,121	$5,444	$53,194	$166,871
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	7,648	—	(7,286)	362

Adjusted revenues	126,769	5,444	45,908	167,233
Operating expenses, including depreciation and amortization for non-Real Estate Groups	60,367	4,154	29,969	86,182
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	60,367	4,154	29,969	86,182
Minority interest in earnings before depreciation and amortization	288	288	—	—
Interest expense	18,323	1,002	15,939	33,260
Income tax (benefit) provision	1,720	—	—	1,720

	80,698	5,444	45,908	121,162

Earnings before depreciation, amortization and deferred taxes (EBDT)	$46,071	$—	$—	$46,071

	Land Development Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$59,226	$3,667	$11,606	$67,165
Operating expenses, including depreciation and amortization for non-Real Estate Groups	31,430	2,128	9,922	39,224
Minority interest in earnings before depreciation and amortization	1,539	1,539	—	—
Interest expense	807	—	1,684	2,491
Income tax provision	14,861	—	—	14,861

	48,637	3,667	11,606	56,576

Earnings before depreciation, amortization and deferred taxes (EBDT)	$10,589	$—	$—	$10,589

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$72,896	$—	$—	$72,896
Operating expenses, including depreciation and amortization for non-Real Estate Groups	71,258	—	—	71,258
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	2,044	—	—	2,044
Income tax provision	25	—	—	25

	73,327	—	—	73,327

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(431)	$—	$—	$(431)

	Corporate Activities 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$854	$—	$—	$854
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	—	—	—	—
Adjusted revenues	854	—	—	854

Operating expenses, including depreciation and amortization for non-Real Estate Groups	18,018	—	—	18,018
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	18,018	—	—	18,018
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	19,209	—	—	19,209
Income tax (benefit) provision	(10,733)	—	—	(10,733)

	26,494	—	—	26,494

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(25,640)	$—	$—	$(25,640)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2002

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$688,351	$98,049	$142,342	$732,644
Exclude straight-line rent adjustment	(7,824)	—	—	(7,824)
Add back equity method depreciation expense	18,516	—	(18,154)	362

Adjusted revenues	699,043	98,049	124,188	725,182
Operating expenses, including depreciation and amortization for non-Real Estate Groups	418,779	57,261	83,906	445,424
Exclude straight-line rent adjustment	(4,824)	—	—	(4,824)

Operating expenses excluding straight-line rent adjustment	413,955	57,261	83,906	440,600
Minority interest in earnings before depreciation and amortization	15,364	15,364	—	—
Interest expense	130,236	25,424	40,282	145,094
Income tax (benefit) provision	5,508	—	—	5,508

	565,063	98,049	124,188	591,202

Earnings before depreciation, amortization and deferred taxes (EBDT)	$133,980	$—	$—	$133,980

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$133,980	$—	$—	$133,980
Depreciation and amortization — Real Estate Groups	(88,507)	—	—	(88,507)
Deferred taxes — Real Estate Groups	(15,620)	—	—	(15,620)
Straight-line rent adjustment	3,000	—	—	3,000
Provision for decline in real estate, net of tax	(579)	—	—	(579)
Loss on disposition of operating properties and other investments, net of tax	(70)	—	—	(70)
Extraordinary loss, net of tax	(444)	—	—	(444)

Net earnings	$31,760	$—	$—	$31,760

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Earnings Before Depreciation, Amortization and Deferred Taxes for the Third Quarter Ended October 31, 2001
(in thousands)

	Commercial Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$139,745	$27,000	$25,327	$138,072
Exclude straight-line rent adjustment	(3,120)	—	—	(3,120)
Add back equity method depreciation expense	2,701	—	(2,701)	—

Adjusted revenues	139,326	27,000	22,626	134,952
Operating expenses, including depreciation and amortization for non-Real Estate Groups	80,715	16,423	17,163	81,455
Exclude straight-line rent adjustment	(1,411)	—	—	(1,411)

Operating expenses excluding straight-line rent adjustment	79,304	16,423	17,163	80,044
Gain on disposition recorded on equity method	674	—	(674)	—
Minority interest in earnings before depreciation and amortization	2,185	2,185	—	—
Interest expense	30,066	8,392	6,137	27,811
Income tax provision	2,317	—	—	2,317

	114,546	27,000	22,626	110,172

Earnings before depreciation, amortization and deferred taxes (EBDT)	$24,780	$—	$—	$24,780

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$47,530	$1,583	$14,063	$60,010
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	1,333	—	(1,206)	127

Adjusted revenues	48,863	1,583	12,857	60,137
Operating expenses, including depreciation and amortization for non-Real Estate Groups	21,421	1,279	8,318	28,460
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	21,421	1,279	8,318	28,460
Gain on disposition recorded on equity method	(26)	—	26	—
Minority interest in earnings before depreciation and amortization	(37)	(37)	—	—
Interest expense	5,545	341	4,513	9,717
Income tax provision	463	—	—	463

	27,366	1,583	12,857	38,640

Earnings before depreciation, amortization and deferred taxes (EBDT)	$21,497	$—	$—	$21,497

	Land Development Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$18,310	$669	$5,833	$23,474
Operating expenses, including depreciation and amortization for non-Real Estate Groups	7,843	360	5,188	12,671
Minority interest in earnings before depreciation and amortization	309	309	—	—
Interest expense	545	—	645	1,190
Income tax provision	3,881	—	—	3,881

	12,578	669	5,833	17,742

Earnings before depreciation, amortization and deferred taxes (EBDT)	$5,732	$—	$—	$5,732

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$27,034	$—	$—	$27,034
Operating expenses, including depreciation and amortization for non-Real Estate Groups	25,532	—	—	25,532
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	660	—	—	660
Income tax provision	690	—	—	690

	26,882	—	—	26,882

Earnings before depreciation, amortization and deferred taxes (EBDT)	$152	$—	$—	$152

	Corporate Activities 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$42	$—	$—	$42
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	—	—	—	—

Adjusted revenues	42	—	—	42
Operating expenses, including depreciation and amortization for non-Real Estate Groups	4,437	—	—	4,437
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	4,437	—	—	4,437
Gain on disposition recorded on equity method	—	—	—	—
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	7,207	—	—	7,207
Income tax (benefit) provision	(2,704)	—	—	(2,704)

	8,940	—	—	8,940

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(8,898)	$—	$—	$(8,898)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$232,661	$29,252	$45,223	$248,632
Exclude straight-line rent adjustment	(3,120)	—	—	(3,120)
Add back equity method depreciation expense	4,034	—	(3,907)	127

Adjusted revenues	233,575	29,252	41,316	245,639
Operating expenses, including depreciation and amortization for non-Real Estate Groups	139,948	18,062	30,669	152,555
Exclude straight-line rent adjustment	(1,411)	—	—	(1,411)

Operating expenses excluding straight-line rent adjustment	138,537	18,062	30,669	151,144
Gain on disposition recorded on equity method	648	—	(648)	—
Minority interest in earnings before depreciation and amortization	2,457	2,457	—	—
Interest expense	44,023	8,733	11,295	46,585
Income tax (benefit) provision	4,647	—	—	4,647

	190,312	29,252	41,316	202,376

Earnings before depreciation, amortization and deferred taxes (EBDT)	$43,263	$—	$—	$43,263

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$43,263	$—	$—	$43,263
Depreciation and amortization — Real Estate Groups	(23,292)	—	—	(23,292)
Deferred taxes — Real Estate Groups	(6,278)	—	—	(6,278)
Straight-line rent adjustment	1,709	—	—	1,709
Provision for decline in real estate, net of tax	(5,127)	(1,574)	—	(3,553)
Minority interest in provision for decline in real estate	1,574	1,574	—	—
Gain on disposition of operating properties and other investments, net of tax	54,357	—	392	54,749
Gain on disposition reported on equity method, net of tax	392	—	(392)	—
Extraordinary loss, net of tax	(870)	—	—	(870)

Net earnings	$65,728	$—	$—	$65,728

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Earnings Before Depreciation, Amortization and Deferred Taxes
for the Nine Months Ended October 31, 2001
(in thousands)

	Commercial Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$416,549	$84,702	$65,884	$397,731
Exclude straight-line rent adjustment	(8,606)	—	—	(8,606)
Add back equity method depreciation expense	8,011	—	(8,011)	—

Adjusted revenues	415,954	84,702	57,873	389,125
Operating expenses, including depreciation and amortization for non-Real Estate Groups	223,264	46,833	40,047	216,478
Exclude straight-line rent adjustment	(3,912)	—	—	(3,912)

Operating expenses excluding straight-line rent adjustment	219,352	46,833	40,047	212,566
Gain on disposition recorded on equity method	674	—	(674)	—
Minority interest in earnings before depreciation and amortization	12,290	12,290	—	—
Interest expense	91,223	25,579	18,500	84,144
Income tax provision	8,108	—	—	8,108

	331,647	84,702	57,873	304,818

Earnings before depreciation, amortization and deferred taxes (EBDT)	$84,307	$—	$—	$84,307

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$120,944	$4,359	$40,873	$157,458
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	6,268	—	(5,835)	433

Adjusted revenues	127,212	4,359	35,038	157,891
Operating expenses, including depreciation and amortization for non-Real Estate Groups	53,618	3,419	26,500	76,699
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	53,618	3,419	26,500	76,699
Gain on disposition recorded on equity method	5,007	—	(5,007)	—
Minority interest in earnings before depreciation and amortization	(55)	(55)	—	—
Interest expense	17,996	995	13,545	30,546
Income tax provision	6,062	—	—	6,062

	82,628	4,359	35,038	113,307

Earnings before depreciation, amortization and deferred taxes (EBDT)	$44,584	$—	$—	$44,584

	Land Development Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$27,946	$760	$16,061	$43,247
Operating expenses, including depreciation and amortization for non-Real Estate Groups	13,368	498	14,249	27,119
Minority interest in earnings before depreciation and amortization	262	262	—	—
Interest expense	760	—	1,812	2,572
Income tax provision	7,245	—	—	7,245

	21,635	760	16,061	36,936

Earnings before depreciation, amortization and deferred taxes (EBDT)	$6,311	$—	$—	$6,311

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$88,963	$—	$—	$88,963
Operating expenses, including depreciation and amortization for non-Real Estate Groups	81,348	—	—	81,348
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	2,584	—	—	2,584
Income tax provision	2,333	—	—	2,333

	86,265	—	—	86,265

Earnings before depreciation, amortization and deferred taxes (EBDT)	$2,698	$—	$—	$2,698

	Corporate Activities 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$205	$—	$—	$205
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	—	—	—	—

Adjusted revenues	205	—	—	205
Operating expenses, including depreciation and amortization for non-Real Estate Groups	12,894	—	—	12,894
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	12,894	—	—	12,894
Gain on disposition recorded on equity method	—	—	—	—
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	22,626	—	—	22,626
Income tax (benefit) provision	(11,091)	—	—	(11,091)

	24,429	—	—	24,429

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(24,224)	$—	$—	$(24,224)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2001

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$654,607	$89,821	$122,818	$687,604
Exclude straight-line rent adjustment	(8,606)	—	—	(8,606)
Add back equity method depreciation expense	14,279	—	(13,846)	433

Adjusted revenues	660,280	89,821	108,972	679,431
Operating expenses, including depreciation and amortization for non-Real Estate Groups	384,492	50,750	80,796	414,538
Exclude straight-line rent adjustment	(3,912)	—	—	(3,912)

Operating expenses excluding straight-line rent adjustment	380,580	50,750	80,796	410,626
Gain on disposition recorded on equity method	5,681	—	(5,681)	—
Minority interest in earnings before depreciation and amortization	12,497	12,497	—	—
Interest expense	135,189	26,574	33,857	142,472
Income tax (benefit) provision	12,657	—	—	12,657

	546,604	89,821	108,972	565,755

Earnings before depreciation, amortization and deferred taxes (EBDT)	$113,676	$—	$—	$113,676

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$113,676	$—	$—	$113,676
Depreciation and amortization — Real Estate Groups	(70,539)	—	—	(70,539)
Deferred taxes — Real Estate Groups	(11,116)	—	—	(11,116)
Straight-line rent adjustment	4,694	—	—	4,694
Provision for decline in real estate, net of tax	(5,127)	(1,574)	—	(3,553)
Minority interest in provision for decline in real estate	1,574	1,574	—	—
Gain on disposition of operating properties and other investments, net of tax	55,121	—	3,434	58,555
Gain on disposition reported on equity method, net of tax	3,434	—	(3,434)	—
Extraordinary loss, net of tax	(233)	—	—	(233)
Cumulative effect of change in accounting principle, net of tax	(1,202)	—	—	(1,202)

Net earnings	$90,282	$—	$—	$90,282

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At October 31, 2002, the Company had $1,125,993,000 of variable-rate debt outstanding. This is inclusive of the $194,500,000 outstanding under its long-term credit facility. Upon opening and achieving stabilized operations, the Company generally pursues long-term, fixed-rate non-recourse financing for its rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (LIBOR) interest rate caps and swaps as follows.

	Caps		Swaps (1)

Coverage	Amount	Average Rate	Amount		Average Rate

	(dollars in thousands)
11/01/02 - 02/01/03	$662,368	7.41%	$531,351		3.18%
02/01/03 - 02/01/04	900,047	6.51%	333,829	(2)	2.36%
02/01/04 - 02/01/05	371,253	6.36%	70,573		4.26%
02/01/05 - 02/01/06	133,900	8.00%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.
(2)	A swap in the amount of $75,000 was entered into November 2002.

In order to protect against significant increases in long-term interest rates, the Company executes Treasury type products. The Company owns a Treasury Lock at the 10-year Treasury with a notional amount of $16,222,000 with a strike rate of 4.10% that expires on December 30, 2002. This Treasury Lock was executed in December 2002.

Based upon SEC requirements on assessing the value of debt instruments, the Company estimates the fair value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company’s total fixed-rate debt at October 31 and January 31, 2002 was $2,213,416,000 and $2,107,077,000, respectively, compared to an estimated fair value at October 31 and January 31, 2002 of $2,267,165,000 and $2,077,142,000, respectively. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to a liability of approximately $2,395,223,000 and $2,196,736,000 at October 31 and January 31, 2002, respectively.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At October 31 and January 31, 2002, LIBOR interest rate caps and Treasury Options were reported at their fair value of approximately $358,000 and $1,600,000, respectively, in the Consolidated Balance Sheet as Other Assets. The fair value of interest rate swap agreements at October 31 and January 31, 2002 is an unrealized loss of $4,659,000 and $5,300,000, respectively, and is included in the Consolidated Balance Sheet as Other Liabilities.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

October 31, 2002

			Expected Maturity Date

Long-Term Debt	2002	2003	2004	2005	2006	Thereafter

			(dollars in thousands)
Fixed:

Fixed rate debt	$11,226	$61,075	$49,188	$124,934	$396,794	$1,278,763

Weighted average interest rate	7.60%	7.19%	7.18%	7.27%	6.65%	7.45%

UDAG	88	3,927	415	10,929	8,106	47,571

Weighted average interest rate	0.03%	3.65%	0.61%	3.87%	0.03%	1.93%

Senior & Subordinated Debt(1)	—	—	—	—	—	220,400

Weighted average interest rate						8.48%

Total Fixed Rate Debt	11,314	65,002	49,603	135,863	404,900	1,546,734

Variable:

Variable rate debt	172,707	402,225	148,913	2,318	2,531	97,199

Weighted average interest rate

Tax Exempt	16,600	29,060	7,940	21,000	—	31,000

Weighted average interest rate

Credit Facility(1)	6,250	25,000	25,000	25,000	113,250	—
Weighted average interest rate

Total Variable Rate Debt	195,557	456,285	181,853	48,318	115,781	128,199

Total Long-Term Debt	$206,871	$521,287	$231,456	$184,181	$520,681	$1,674,933

Total	Fair Market
Outstanding	Value
10/31/02	10/31/02

Fixed:

Fixed rate debt	$1,921,980	$2,003,211

Weighted average interest rate	7.26%

UDAG	71,036	48,266

Weighted average interest rate	2.10%

Senior & Subordinated Debt(1)	220,400	215,688

Weighted average interest rate	8.48%

Total Fixed Rate Debt	2,213,416	2,267,165

Variable:

Variable rate debt	825,893	825,893

Weighted average interest rate	4.70%

Tax Exempt	105,600	105,600

Weighted average interest rate	2.95%

Credit Facility(1)	194,500	194,500

Weighted average interest rate	4.99%

Total Variable Rate Debt	1,125,993	1,125,993

Total Long-Term Debt	$3,339,409	$3,393,158

(1) Represents recourse debt.

October 31, 2001

			Expected Maturity Date

Long-Term Debt	2001	2002	2003	2004	2005	Thereafter

			(dollars in thousands)
Fixed:

Fixed rate debt	$8,410	$62,641	$47,812	$34,815	$109,246	$1,288,046

Weighted average interest rate	7.74%	7.66%	7.38%	7.44%	7.27%	7.50%

UDAG	43	241	763	508	11,042	56,197

Weighted average interest rate	3.44%	2.55%	2.51%	1.81%	3.90%	1.27%

Senior & Subordinated Debt(1)	—	—	—	—	—	220,400

Weighted average interest rate						8.48%

Total Fixed Rate Debt	8,453	62,882	48,575	35,323	120,288	1,564,643

Variable:

Variable rate debt	272,246	185,747	275,495	21,462	320	96,031

Weighted average interest rate

Tax Exempt	9,750	44,400	—	—	—	—

Weighted average interest rate

Credit Facility(1)	—	—	110,000	—	—	—
Weighted average interest rate

Total Variable Rate Debt	281,996	230,147	385,495	21,462	320	96,031

Total Long-Term Debt	$290,449	$293,029	$434,070	$56,785	$120,608	$1,660,674

	Total	Fair Market
	Outstanding	Value
	10/31/01	10/31/01

Fixed:

Fixed rate debt	$1,550,970	$1,595,380

Weighted average interest rate	7.48%

UDAG	68,794	40,682

Weighted average interest rate	1.71%

Senior & Subordinated Debt(1)	220,400	213,580

Weighted average interest rate	8.48%

Total Fixed Rate Debt	1,840,164	1,849,642

Variable:

Variable rate debt	851,301	851,301

Weighted average interest rate	5.46%

Tax Exempt	54,150	54,150

Weighted average interest rate	3.37%

Credit Facility(1)	110,000	110,000

Weighted average interest rate	6.34%

Total Variable Rate Debt	1,015,451	1,015,451

Total Long-Term Debt	$2,855,615	$2,865,093

(1) Represents recourse debt.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements. The Company, although not a named defendant, was providing a defense in a lawsuit relating to Emporium, a retail and office development project in San Francisco. The lawsuit challenged our right to our entitlements under California environmental law. A verdict favorable to the Company was obtained in May 2001, an appeal was filed by the plaintiffs and was denied on September 30, 2002. A petition for rehearing was filed by the plaintiffs and was denied in October 28, 2002. The plaintiffs have filed a petition for review by the California Supreme Court. The Company is expecting this request will be denied and the litigation dismissed.

Item 4. Submission of Matters to a Vote of Security-Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number		Description of Document

3.1.	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Form of Senior Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.16	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.17	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

10.18	-	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

10.19	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

10.20	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.21	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.22	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

10.23	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

10.24	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

Exhibit
Number		Description of Document

10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

10.29	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

10.30	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

10.31	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

10.32	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

10.33	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

10.34	-	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

10.35	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

Exhibit
Number		Description of Document

10.36	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.37	-	Credit Agreement, dated as of March 5, 2002, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 5, 2002 (File No. 1-4372).

10.38	-	Guaranty of Payment of Debt, dated as of March 5, 2002, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated March 5, 2002 (File No 1-4372).

(b)	Reports on Form 8-K.

On September 11, 2002, the Company filed Form 8-K dated September 11, 2002 to report that in connection with the filing of Form 10-Q for the quarter ended July 31, 2002, the Chief Executive Officer and the Chief Financial Officer of the Company furnished certifications to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date December 12, 2002	/S/ THOMAS G. SMITH Thomas G. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date December 12, 2002	/S/ LINDA M. KANE Linda M. Kane Senior Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATION

I, Charles A. Ratner, certify that:

(1)	I have reviewed this quarterly report for October 31, 2002 on Form 10-Q of Forest City Enterprises, Inc. (“issuer”); and

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report; and

(4)	The issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

(5)	The issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)	The issuer’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/S/ CHARLES A. RATNER Name: Charles A. Ratner Title: President and Chief Executive Officer

CERTIFICATION

I, Thomas G. Smith, certify that:

(1)	I have reviewed this quarterly report for October 31, 2002 on Form 10-Q of Forest City Enterprises, Inc. (“issuer”); and

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report; and

(4)	The issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

(5)	The issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

(6)	The issuer’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 12, 2002

/S/ THOMAS G. SMITH Name: Thomas G. Smith Title: Executive Vice President, Chief Financial Officer and Secretary