Form 10-K
period 2003-01-31
FOREST CITY ENTERPRISES INC
filed 2003-04-10
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   January 31, 2003

OR

[ ]	TRANSITION REPORT Pursuant to Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from     to

Commission file number 1-4372

FOREST CITY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Ohio (State of incorporation)	34-0863886 (I.R.S. Employer Identification No.)

Terminal Tower Suite 1100	50 Public Square Cleveland, Ohio	44113

(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code	216-621-6060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock ($.33 1/3 par value) Class B Common Stock ($.33 1/3 par value)	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES [X] NO [   ]

The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,066,654,493.

The number of shares of registrant’s common stock outstanding on March 3, 2003 was 35,530,242 and 14,130,592 for Class A and Class B common stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 11, 2003 are incorporated by reference into Part III to the extent described therein.

FOREST CITY ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2003

PART I

Item 1. Business

     Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) is principally engaged in the ownership, development, management and acquisition of commercial and residential real estate properties in 21 states and the District of Columbia. At January 31, 2003, the Company had $5.1 billion in consolidated assets, of which approximately $4.5 billion was invested in real estate, at cost. The Company’s portfolio of real estate assets is diversified both geographically and among property types.

The Company operates through four Strategic Business Units:

*	Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects.

*	Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities.

*	Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.

*	Lumber Trading Group, a lumber wholesaler.

     The Company has centralized the capital management, financial reporting and administrative functions of its business units. In most other respects the strategic business units operate autonomously, with the Commercial Group and Residential Group each having its own development, acquisition, leasing, property and financial management functions. The Company believes this structure enables its employees to focus their expertise and to exercise the independent leadership, creativity and entrepreneurial skills appropriate for their particular business segment.

Commercial Group

     The Company has developed retail projects for more than 50 years and office and mixed-use projects for more than 30 years. Currently, the Commercial Group owns a diverse portfolio in both urban and suburban locations in 13 states. The Commercial Group targets densely populated markets where it effectively uses its expertise to develop complex projects, often employing public or private partnerships. As of January 31, 2003, the Commercial Group owned interests in 77 completed projects, including 41 retail properties, 28 office properties and eight hotels. New York City operations through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group.

     The Company opened its first community retail center in 1948, and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail centers, entertainment based centers, community centers and power centers (collectively, “Specialty Retail Centers”). As of January 31, 2003, the Commercial Group’s retail portfolio consisted of 12 regional malls with Gross Leasable Area (GLA) of 4.0 million square feet and 29 Specialty Retail Centers with a total GLA of 5.7 million square feet.

     Regional malls are developed in collaboration with anchor stores that typically own their facilities as an integral part of the mall structure and environment but do not generate significant direct payments to the Company. In contrast, anchor stores at specialty retail centers generally are tenants under long term leases that contribute significant rental payments to the Company.

     While the Company continues to develop regional malls in strong markets, the Company has also pioneered the concept of bringing specialty retailing to urban locations previously ignored by major retailers primarily in the New York metropolitan area. With high population densities and disposable income levels at or near those of the suburbs, urban development is proving to be economically advantageous for the Company, for the tenants who realize high sales per square foot and for the cities, which benefit from the new jobs and taxes created in the urban locations.

     At January 31, 2003, the Company’s operating portfolio of office/mixed-use and hotel projects consists of 28 office buildings containing 7.8 million square feet, including mixed-use projects with approximately 311,000 gross leasable square feet of retail space and eight hotels with 2,941 rooms.

Item 1. Business (continued)

     In its office development activities, the Company is primarily a build-to-suit developer that works with tenants to meet their highly specialized requirements. The Company’s office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and/or retail centers or as part of a major office campus. As a result of this focus on new urban developments, the Company plans to concentrate future office and mixed-use developments largely in the New York City, Boston, Washington, D.C. and Denver metropolitan areas.

Residential Group

     The Company’s Residential Group owns, develops, acquires, leases and manages residential rental property in 17 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in Northeast Ohio and gradually expanding nationally. Its residential portfolio includes middle-market apartments, upscale urban properties and adaptive re-use developments. The Company also owns a select number of supported-living facilities located primarily in the New York City metropolitan area.

     At January 31, 2003, the Residential Group’s operating portfolio consists of 36,904 units in 125 properties in which Forest City has an ownership interest, including 5,551 units of syndicated senior citizen subsidized housing in 34 buildings that the Company manages and in which it owns a residual interest.

Land Development Group

     The Company has been in the land development business since the 1930’s. The Land Development Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. The Land Development Group also owns and develops raw land into master-planned communities, mixed-use projects and other residential developments. Currently the Company owns more than 6,600 acres of undeveloped land for these commercial and residential development purposes and has an option to purchase 2,578 acres of developable land at Stapleton, Denver’s former airport. The Company currently has land development projects in nine states.

     Historically, the Land Development Group’s activities focused on land development projects in Northeast Ohio. Over time, the Group’s activities expanded to larger, more complex projects. In the last 12 years, the Group has extended its activities on a national basis, first in Arizona, and more recently in North Carolina, Florida, Nevada, Colorado, Texas and New Mexico. Land development activities at the Company’s Stapleton project in Denver, Colorado and Central Station project in downtown Chicago, Illinois are reported in the Land Development Group.

     In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds from such land sales are included in the revenues of such Groups.

Lumber Trading Group

     The Company’s original business was selling lumber to homebuilders. The Company expanded this business in 1969 through its acquisition of Forest City Trading Group, Inc., a lumber wholesaler with customers in all 50 states and all Canadian provinces. Through 13 strategically located offices in the United States and Canada, employing over 280 traders, the Company sold the equivalent of over eight billion board feet of lumber in 2002, with a gross sales volume of $2.5 billion, making the Company one of the largest lumber wholesalers in North America.

     The Lumber Trading Group currently has 12 sales and administrative offices in six states and one sales office in Vancouver, British Columbia. The Company opens and closes offices in response to the changing demands of the lumber industry.

     The Lumber Trading Group’s core business is supplying lumber for new home construction and to the repair and remodeling markets. Approximately 64% of the Lumber Trading Group’s sales for 2002 involve back-to-back trades in which the Company brings together a buyer and seller for an immediate purchase and sale. The balance of transactions are trades in which the Company takes a short-term ownership position and is at risk for lumber market fluctuations. This risk, however, is reduced by the implementation of a lumber hedging strategy.

Item 1. Business (continued)

Competition

     The real estate industry is highly competitive in all of the Company’s primary markets. With regard to the Commercial and Residential Groups, there are numerous other developers, managers and owners of commercial and residential real estate that compete with the Company nationally, regionally and/or locally, some of whom may have greater financial resources than the Company. These entities compete with the Company in seeking management and leasing revenues, land for development, properties for acquisition and disposition and tenants for properties. There can be no assurance that the Company will successfully compete for new projects or have the ability to react to competitive pressures on existing projects caused by factors such as declining occupancy rates or rental rates. In addition, tenants at the Company’s retail properties face continued competition in attracting customers from retailers at other shopping centers, catalogue companies, various websites, warehouse stores, large discounters, outlet malls, wholesale clubs and direct mail and telemarketers. The existence of competing developers, managers and owners and competition to the Company’s tenants could have a material adverse effect on the Company’s ability to lease space in its properties and on the rents charged or concessions granted and could materially and adversely affect the Company’s results of operations and cash flows and could affect the realizable value of assets upon sale.

     With regard to the Lumber Trading Group, the lumber wholesale business is highly competitive. Competitors in the lumber brokerage business include numerous brokers and in-house sales departments of lumber manufacturers, many of which are larger and have greater resources than the Company.

Number of Employees

     The Company had 4,430 employees as of January 31, 2003, of which 3,519 were full-time and 911 were part-time.

Segments of Business

     The Company currently has four segments: Commercial Group, Residential Group, Land Development Group and Lumber Trading Group. Financial information about industry segments required by this item is included in Item 8. Financial Statements and Supplementary Data, pages 81-82 , Note M “Segment Information.”

Available Information

     Forest City Enterprises, Inc. is an Ohio corporation and its executive offices are located at 50 Public Square, Suite 1100 Cleveland, Ohio 44113. The Company makes available, free of charge, on their website at www.forestcity.net, their annual, quarterly and current reports, including amendments to such reports, as soon as practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC). The Company’s filings can also be obtained from the SEC website at www.sec.gov. However, the information found on the Company’s website and the SEC website is not part of this Annual Report on Form 10-K. The Company’s filings are also available by calling the SEC Office of Public Reference at (202) 942-8090 or Investor Information Service toll free at 1-800-SEC-0330, or can be read and copied at the SEC’s Public Reference Room office at 450 Fifth Street N.W., Washington, D.C. 20549.

RISK FACTORS

We Are Subject To Real Estate Development and Investment Risk.

The value of and our income from our real property investments may decline.

     The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties. General factors that may adversely affect our real estate portfolios include:

-	a decline in the national economy;

-	increases in interest rates;

-	a general tightening of the availability of credit;

-	a decline in the economic conditions in one or more of our primary markets;

-	an increase in competition for tenants and customers;

-	an increase in supply of our product types in our primary markets;

-	an escalation in terrorist activities or other acts of violence or war in the United States that impact properties in our real estate portfolios or that may impact the general economy;

-	declines in consumer spending during an economic recession that adversely affect our revenue from our retail centers; and

-	the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning or land use regulations and increased real estate taxes.

     In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:

-	adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;

-	opposition from local community or political groups with respect to development or construction at a particular site;

-	our inability to provide adequate management and maintenance or to obtain adequate insurance;

-	our inability to collect rent;

-	an increase in operating costs; and

-	introduction of a competitor’s property in close proximity to one of our current markets.

Our Development Projects May Exceed Budget or Be Prevented From Completion For Many Reasons.

     Our development projects may exceed budget or be prevented from completion for many reasons, including:

-	an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

-	construction delays or cost overruns, all of which may increase project development costs;

-	an inability to obtain zoning, occupancy and other required governmental permits and authorizations;

-	an inability to secure tenants or anchors necessary to support the project; and

-	failure to achieve anticipated occupancy or sales levels or sustain anticipated lease or sales levels.

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

     Furthermore, as the general partner of certain limited partnerships, we guarantee the funding of operating deficits of newly-opened apartment projects for an average of five years.

An Economic Decline in One or More of Our Primary Markets May Adversely Affect Our Operating Results and Financial Condition.

     Our core markets are Boston, Denver, California, New York City and Washington, D.C. A downturn in the local economy in any of these areas may have an adverse effect on our results of operations and cash flows resulting from an adverse effect on:

-	the ability of our tenants to make lease payments;

-	our ability to market new developments to prospective purchasers and tenants;

-	our rental and lease rates;

-	hotel occupancy and room rates; and

-	land sales.

In addition, local real estate market conditions may be significantly impacted by any of the following:

-	business layoffs and downsizing;

-	industry slowdowns;

-	relocations or closings of businesses;

-	changing demographics; and

-	any oversupply of or reduced demand for real estate.

The occurance of any of these events could have a material adverse effect on our operating results in that particular real estate market.

Terrorists Attacks and Other Acts of Violence or War Have and May in the Future, Impact Our Operations and Profitability.

     Given that our core markets include New York City and Washington, D.C., we face a heightened risk of terrorism. We were directly impacted by the September 11, 2001 terrorist attacks at our Battery Park City Hotel and Retail properties. These properties did not re-open until the second quarter of 2002. We have business interruption coverage and property damage coverage, which we believe will adequately cover our operating cash flow needs and property damage, although the ultimate resolution of our insurance claims has not yet been determined. The timing and strength of economic recovery in the area includes inherent risks that may negatively affect these properties’ operating performance and financial results.

     Future terrorist attacks may directly impact physical facilities in our real estate portfolio. In addition, future terrorist attacks or related armed conflicts could cause consumer confidence and spending to decrease, adversely affect mall traffic, increasing volatility in the U.S. and worldwide financial markets and economy and resulting in economic recessions in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenues, and costs.

There may be a decrease in demand for space in large metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals.

     We have significant investments in large metropolitan areas, including the New York, Boston, California, Washington D.C. and Denver metropolitan areas. In the aftermath of the terrorist attacks, tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This in turn would trigger a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenue could decline materially.

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

Our Results of Operations and Cash Flows May Be Adversely Affected By Tenant Defaults or the Closing or Bankruptcy of Non-Tenant Anchors.

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

     Ames Department Stores, Inc., one of our retail tenants that leased 236,000 square feet at three properties, filed for bankruptcy protection on August 20, 2001. Ames vacated all three properties and rejected the leases, which allows them to stop paying rent. The Hunting Park property has been re-leased, and it is anticipated, though not assured, that the replacement tenant’s rent will provide sufficient rent to cover debt service. A letter of forbearance has been signed with the lender to provide debt relief until May 2003. Currently the percentage rent from the new tenant is not sufficient enough to cover debt service and an additional forebearance agreement may be required. Strong interest has been expressed by several prospective tenants for the other two properties that were returned to us at the end of December 2002, and we are working with these potential tenants in efforts to achieve rental rates that will assure that debt service will be covered at these locations.

     Additionally, Metromedia Fiber Network, Inc., one of our office tenants that leased approximately 157,800 square feet, filed for bankruptcy protection on May 20, 2002. Metromedia vacated and rejected its lease in one building, but has assumed and continued the lease in the other location. All of the vacated Metromedia premises, approximately 29,700 square feet, have already been re-leased.

     The Ames and Metromedia bankruptcies and the bankruptcies of any of our other tenants could make it difficult for us to enforce our rights as lessor and protect our investment.

     In the context of retail centers, we also could be adversely affected if a non-tenant anchor were to close or enter bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other charges payable by us, and the loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of an anchor is likely to reduce customer traffic in the retail center, which could result in reduced levels of percentage rent paid by retail center tenants, or cause retail center tenants to close or enter bankruptcy. One or more of these factors could cause the retail center to fail to meet its debt service requirements.

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

     At March 3, 2003, members of the Ratner, Miller and Shafran families, which includes members of our current board of directors and executive officers, owned 74.7% of the Class B common stock. RMS, Limited Partnership, which owned 74.4% of the Class B common stock, is a limited partnership, comprised of interests of these families, with eight individual general partners, currently consisting of:

-	Samuel H. Miller, treasurer of Forest City and co-chairman of the board of directors;

-	Charles A. Ratner, president, chief executive officer of Forest City and a director;

-	Ronald A. Ratner, executive vice president of Forest City and a director;

-	Brian J. Ratner, executive vice president — East Coast Development, Inc. of Forest City and a director;

-	Deborah Ratner Salzberg, president of Forest City Washington, Inc., a subsidiary of Forest City, and a director;

-	Joan K. Shafran, a director;

-	Joseph Shafran; and

-	Abraham Miller.

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

     In addition, at March 3, 2003, members of these families collectively owned 23.2% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS, Limited Partnership have the ability to elect a majority of the board of directors and to control the management and policies of Forest City. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control of Forest City.

     Even if these families or RMS, Limited Partnership reduce their level of ownership of Class B common stock below the level necessary to maintain a majority of voting power, the effect of specific provisions of Ohio law and our Restated Articles of Incorporation may have the effect of discouraging a third party from making a proposal to acquire us or delaying or preventing a change in control or management of Forest City without the approval of these families or RMS, Limited Partnership.

Some of the Relationships that Exist Between Us and Some of Our Directors and Executive Officers Create Conflicts of Interest.

RMS Investment Corp. provides property management and leasing services to us and is controlled by some of our affiliates.

     We paid approximately $205,000 and $163,000 as total compensation during fiscal 2002 and 2001, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, including some of whom are our directors and executive officers.

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

Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements With Our Directors and Executive Officers.

     Under our current policy, no director, officer or employee, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the Forest City board of directors’ audit committee. We do not have non-compete agreements with any director, officer or employee. Upon leaving Forest City, any director, officer or employee could compete with us. An exception to our conflict-of-interest policy permits those of our principal shareholders who are officers and employees to own, alone or in conjunction with others, certain commercial, industrial and residential properties that may be developed, expanded, operated and sold independently of our business. The ownership of these properties by these principal shareholders makes it possible that conflicts of interest may arise between them and Forest City. Areas of possible conflict include the development or expansion of properties that may compete with our properties and the solicitation of tenants for the use of these properties.

Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions.

Our High Degree of Debt Leverage Could Limit Our Ability to Obtain Additional Financing or Adversely Affect the Market Price of Our Common Stock.

     We have a relatively high ratio of debt, consisting primarily of non-recourse mortgage debt, to total market capitalization, which was approximately 67% at January 31, 2003 based on the market value of our outstanding Class A common stock and Class B common stock, long-term debt and outstanding mortgage debt at that date. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a downturn in the economy generally.

     We do not expect to repay a substantial amount of the outstanding principal of our debt prior to maturity or to have funds on hand sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through additional equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. In addition, in the event we were unable to secure refinancing on acceptable terms, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we were unable to make the required payments on, or refinance when due, any debt secured by a mortgage on one of our properties, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value.

     Approximately $545 million of principal becomes due in fiscal 2003 and approximately $281 million becomes due in fiscal 2004, which includes anticipated future draws on financing commitments. Additionally, we have obtained credit enhanced mortgage debt for a number of our properties. Generally, the credit enhancement, such as a letter of credit, expires prior to the term of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as expiring in the year the credit enhancement expires.

     We cannot assure you that we will be able to refinance this debt, obtain renewals or replacement of credit enhancement devices, such as a letter of credit, or otherwise obtain funds by selling assets or by raising equity. Our inability to repay or refinance when the debt becomes due could cause the mortgage lender to foreclose on those properties.

     As of the date of this annual report on Form 10-K, we have no mortgages that are past their stated maturity date. From time to time, a non-recourse mortgage may become past due and if we are unsuccessful in negotiating an extension or refinancing, the lender could commence foreclosure proceedings.

Our Credit Facility Covenants Could Adversely Affect Our Financial Condition.

     We have guaranteed the obligations of one of our consolidated subsidiaries, Forest City Rental Properties Corporation, or FCRPC, under the FCRPC credit agreement. This guaranty imposes a number of restrictive covenants on Forest City Earning Before Depreciation and Deferred Taxes, including a prohibition on consolidations and mergers, limitations on the amount of debt, guarantees and property liens that Forest City may incur. The guaranty also requires Forest City to maintain a specified minimum cash flow coverage ratio, consolidated shareholders’ equity and Earnings Before Depreciation and Deferred Taxes (EBDT). Under the guaranty, we are also prohibited from repurchasing our Class A common stock or Class B common stock or paying dividends on our class A common stock or class B common stock to the extent the total amount of such repurchase and dividends would exceed $20.0 million in any year, measured as of the anniversary date of the guaranty.

     A failure to comply with any of the covenants under the guaranty or failure by FCRPC to comply with any of the covenants under the FCRPC credit agreement could, result in an event of default, which would trigger our obligation to repay all amounts outstanding under the FCRPC credit agreement. Our ability and the ability of FCRPC to comply with these covenants will depend upon the future economic performance of Forest City and FCRPC. We cannot assure you that these covenants will not affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.

Any Rise in Interest Rates Would Increase Our Interest Costs.

     An increase in interest rates will increase the interest expenses associated with our floating-rate debt and the refinancing of any fixed-rate debt originally financed at a lower rate. At January 31, 2003, including properties accounted for on the equity method, a 100 basis point increase in taxable interest rates would have increased the pre-tax interest cost of our taxable variable-rate debt by approximately $7.0 million (including both mortgage debt and corporate borrowings) at our share. This calculation reflects the interest rate swaps and long-term LIBOR contracts in effect as of January 31, 2003. Our interest rate exposure would increase if one or more counterparties to these swap agreements defaulted. Although tax-exempt interest rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt interest rates would have increased the pre-tax interest cost of our tax-exempt variable-rate debt by approximately $6.1 million at our share.

If We Are Unable to Obtain Tax-Exempt Financings, Our Interest Costs Would Rise.

     We regularly utilize tax-exempt financings and tax increment financings, which generally bear interest rates below interest rates available through conventional taxable financing. We cannot assure you that tax-exempt bonds or similar government subsidized financing will continue to be available in the future, either for new development or acquisitions, or for the refinancing of outstanding debt. Our inability to obtain these financings or to refinance outstanding debt on favorable terms could significantly affect our ability to develop or acquire properties and could have a material adverse effect on our financial position, results of operations and cash flows.

Our Properties and Businesses Face Significant Competition.

     The real estate industry is highly competitive in our primary markets. Competition has over-saturated the market in Southfield, Michigan where our Trowbridge property is located. As a result we did not have sufficient cash to meet the debt service requirements on the property, and although we attempted to negotiate a restructuring with the successor mortgagee, we were not successful and the mortgagee will accept the deed in lieu of foreclosure. Additionally, we have experienced a slower leasing rate in our supported-living communities located in the New York metropolitan area due to a higher level of new competition than was initially anticipated.

     There are numerous other developers, managers and owners of commercial and residential real estate that compete with us nationally, regionally and/or locally, some of whom may have greater financial resources than us. They compete with us for management and leasing revenues, land for development, properties for acquisition and disposition and for anchor department stores and tenants for properties. We may not be able to successfully compete in these areas.

     Tenants at our retail properties face continual competition in attracting customers from retailers at other shopping centers, catalogue companies, various websites, warehouse stores, large discounters, outlet malls, wholesale clubs and direct mail and telemarketers. Our competitors and those of our tenants could have a material adverse effect on our ability to lease space in our properties and on the rents we can charge or the concessions we can grant. This in turn could materially and adversely affect our results of operations and cash flows, and could affect the realizable value of our assets upon sale.

     The lumber wholesaling business is also highly competitive. Competitors in the lumber brokerage business include numerous brokers and in-house sales departments of lumber manufacturers, many of which are larger and have greater resources than us.

Our Business Would Be Adversely Impacted Should an Uninsured Loss Occur or a Loss in Excess of Insurance Limits.

     We carry comprehensive liability, fire, flood, extended coverage and rental loss and environmental insurance with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of losses, generally of a catastrophic nature, such as wars, terrorism or earthquakes, for which we cannot obtain adequate insurance coverage or, in our judgment, for which we cannot obtain insurance at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both our invested capital in and anticipated profits from the affected property. Any such loss could materially and adversely affect our results of operations, cash flows and financial position.

     Under our current policy, which expires November 1, 2003, our properties are insured against acts of terrorism, subject to various limits, deductibles and exceptions for terrorist acts that constitute acts of war and terror acts that involve biological, chemical and nuclear materials. There was a significant increase in our insurance costs to obtain terrorism insurance and while we were able to pass some of the increase in costs to tenants, much of this increase was absorbed by us.

     We cannot assure you that we will be able to obtain adequate terrorism coverage at a reasonable cost once this policy expires. In addition, we cannot assure you that our insurers will be able to maintain reinsurance sufficient to cover any losses that may be incurred as a result of terrorist acts. As a result, our insurers’ ability to pay for any damages that we sustain as a result of a terrorist attack may be reduced.

     Additionally, most of our current project mortgages require all-risk insurance, and we cannot assure you that we will be able to obtain policies that will satisfy lender requirements.

     We are self-insured as to the first $500,000 of liability coverage and self-insured on the first $250,000 of property damage. Our captive insurance company, licensed and regulated by the State of Vermont, is adequately funded per state regulations to cover the first $250,000 of potential property damage claims. While we believe that our self-insurance reserves are adequate, we cannot assure you that we will not incur losses that exceed these self-insurance reserves.

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

We Are Subject to Market Risk Associated With Changes in Lumber Prices.

     Lumber prices can be highly volatile. Although a majority of the Lumber Trading Group’s sales involve back-to-back trades in which we bring together a buyer and seller for an immediate purchase and sale, the remainder of our transactions are trades in which we take a short-term ownership position in lumber. This short-term ownership subjects us to market risk associated with fluctuations in lumber prices. Even though we may enter into lumber futures contracts as a hedge against lumber price fluctuations, we may be adversely affected by an unanticipated change in lumber prices.

We May Incur Unanticipated Costs and Liabilities Due to Environmental Problems.

     Under various federal, state and local environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to remediate these substances when present, may adversely affect the owner’s ability to sell or rent that real property or to borrow funds using that real property as collateral. It may impose unanticipated costs and delays on projects. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may also be liable for the costs of the investigation, removal and remediations of those wastes at the disposal or treatment facility, regardless of whether that facility is owned or operated by that person. In some instances, federal, state and local laws require abatement or removal of specific asbestos-containing materials in the event of demolition, renovations, remodeling, damage or decay. These laws also impose specific worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air.

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

We Face Potential Liability from Residential Properties Accounted for on the Equity Method and Other Partnership Risks.

     As part of our financing strategy, we have financed several real estate projects through limited partnerships with investment partners. The investment partner, typically a large, sophisticated institution or corporate investor, invests cash in exchange for a limited partnership interest and special allocations of expenses and the majority of tax losses and credits associated with the project. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses.

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

     In addition to partnerships, we also use limited liability companies, or LLC’s, to finance some of our projects with third party lenders. Acting through our wholly-owned subsidiaries, we typically are a general partner or managing member in these partnerships or LLC’s. There are, however, instances in which we do not control or even participate in management or day-to-day operations.

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

     To the extent we are a general partner or managing partner, we may be exposed to unlimited liability, which may exceed our investment or equity in the partnership. If one of our subsidiaries is a general partner or managing partner of a particular partnership, it may be exposed to the same kind of unlimited liability.

Compliance or Failure to Comply with the Americans with Disabilities Act and Other Similar Laws Could Result in Substantial Costs.

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

Item 2. Properties

     The Corporate headquarters of Forest City Enterprises, Inc. is located in Cleveland, Ohio and is owned by the Company. The Company’s core markets include Boston, Denver, California, New York City and Washington, D. C.   Forest City Trading Group, Inc. maintains its headquarters in Portland, Oregon with 12 trading and administrative offices and one processing plant located in six states and one sales office in Canada.

     The following table provides summary information concerning the Company’s real estate portfolio as of January 31, 2003.

Item 2. Properties

Forest City Rental Properties Corporation Portfolio of Real Estate

COMMERCIAL GROUP
OFFICE BUILDINGS

	Date of
	Opening/
	Acquisition/	% of
Name	Expansion	Ownership	Location

Consolidated Office Buildings
† 35 Landsdowne Street	2002	100.00%	Cambridge, MA
* 40 Landsdowne Street	2003	100.00%	Cambridge, MA
65/80 Landsdowne Street	2001	100.00%	Cambridge, MA
45/75 Sidney Street	1999	100.00%	Cambridge, MA
† 88 Sidney Street	2002	100.00%	Cambridge, MA
* Atlantic Terminal	2004	70.00%	Brooklyn, NY
Chase Financial Tower	1991	95.00%	Cleveland, OH
Eleven MetroTech Center	1995	65.00%	Brooklyn, NY
Halle Building	1986	75.00%	Cleveland, OH
* Harlem Center	2004	52.50%	Manhattan, NY
Jackson Building	1987	100.00%	Cambridge, MA
Knight Ridder Building at Fairmont Plaza	1998	85.00%	San Jose, CA
Nine MetroTech Center North	1997	65.00%	Brooklyn, NY
* Nine MetroTech Center South	2003	75.00%	Brooklyn, NY
One MetroTech Center	1991	65.00%	Brooklyn, NY
One Pierrepont Plaza	1988	85.00%	Brooklyn, NY
Pavilion	1998	85.00%	San Jose,CA
Richards Building	1990	100.00%	Cambridge, MA
Skylight Office Tower	1991	92.50%	Cleveland, OH
Ten MetroTech Center	1992	80.00%	Brooklyn, NY
Terminal Tower	1983	100.00%	Cleveland, OH
* Twelve MetroTech Center	2005	80.00%	Brooklyn, NY
Two MetroTech Center	1990	65.00%	Brooklyn, NY
Unconsolidated Office Buildings
350 Massachusetts Avenue	1998	50.00%	Cambridge, MA
Chagrin Plaza I & II	1969	66.67%	Beachwood, OH
Clark Building	1989	50.00%	Cambridge, MA
Emery-Richmond	1991	50.00%	Warrensville Hts., OH
Enterprise Place	1998	50.00%	Beachwood, OH
Liberty Center	1986	50.00%	Pittsburgh, PA
One International Place	2000	50.00%	Cleveland, OH
Signature Square I	1986	50.00%	Beachwood, OH
Signature Square II	1989	50.00%	Beachwood, OH
Washington Plaza	1990	1.00%	Cleveland, OH

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total
		Square
Name	Major Tenants	Feet

Consolidated Office Buildings
† 35 Landsdowne Street	Millennium Pharmaceuticals	202,000
* 40 Landsdowne Street	Millennium Pharmaceuticals	215,000
65/80 Landsdowne Street	Partners HealthCare System	122,000
45/75 Sidney Street	Millennium Pharmaceuticals	277,000
† 88 Sidney Street	Alkermes, Inc	145,000
* Atlantic Terminal	Bank of New York	399,000
Chase Financial Tower	Chase Manhattan Mortgage Corporation	119,000
Eleven MetroTech Center	City of New York - CDCSA; E-911	216,000
Halle Building	Liggett-Stashower; Focal Communications; Climaco & Co., LPA;
	First American Equity	392,000
* Harlem Center	OGS-Office of Temporary Disability & Assistance; Office of
	General Service - State Liquor Authority	146,000
Jackson Building	Ariad Pharmaceuticals	99,000
Knight Ridder Building at Fairmont Plaza	Knight Ridder; Merrill Lynch; PaineWebber; Calpine	334,000
Nine MetroTech Center North	City of New York - Fire Department	317,000
* Nine MetroTech Center South	Empire Blue Cross and Blue Shield; City of New York-HRA	653,000
One MetroTech Center	Keyspan; Bear Stearns	933,000
One Pierrepont Plaza	Morgan Stanley; Goldman Sachs; U.S. Attorney	656,000
Pavilion	Metromedia Fiber Network; Pinnacle Fitness	250,000
Richards Building	Genzyme Biosurgery; Alkermes, Inc	126,000
Skylight Office Tower	Cap Gemini Ernst & Young LLP; Travelers Indemnity	320,000
Ten MetroTech Center	Internal Revenue Service	409,000
Terminal Tower	Forest City Enterprises, Inc.;Weston Hurd;Walter & Haverfield	584,000
* Twelve MetroTech Center		171,000 (1)
Two MetroTech Center	Securities Industry Automation Corp.; City of New York-BOE	521,000

Consolidated Office Buildings Subtotal		7,606,000

Unconsolidated Office Buildings
350 Massachusetts Avenue	Star Market; Tofias, Fleishman, Shapiro & Co.	169,000
Chagrin Plaza I & II	National City Bank; Benihana; H&R Block	114,000
Clark Building	Acambis	122,000
Emery-Richmond	Allstate Insurance	5,000
Enterprise Place	Kemper Insurance; University of Phoenix	125,000
Liberty Center	Federated Investors	527,000
One International Place	Battelle Memorial; Medical Life Insurance	88,000
Signature Square I	Ciuni & Panichi	79,000
Signature Square II	Allen Telecom, Inc.; Revenue Assistance	82,000
Washington Plaza	Washington Group; Chase Manhattan Mortgage Corporation	492,000

Unconsolidated Office Buildings Subtotal		1,803,000

Total Office Buildings at January 31, 2003		9,409,000

Total Office Buildings at January 31, 2002		8,864,000

* Property under construction at January 31, 2003.

† Property opened or acquired in 2002.

††Expansion of property opened in 2002.

(1)	At the completion of this project, the Company will own 171,000 square feet (approximately 15%) of the property’s 1.1 million total square feet. No leases for this space have been executed to date.

Item 2. Properties (continued)

Forest City Rental Properties Corporation Portfolio of Real Estate

COMMERCIAL GROUP
RETAIL CENTERS

		Date of
		Opening/				Total	Gross
		Acquisition/	% of			Square	Leasable
Name		Expansion	Ownership	Location	Major Tenants	Feet	Area

Consolidated Regional Malls
	Antelope Valley Mall	1990/1999	78.00%	Palmdale, CA	Sears; JCPenney; Harris Gottschalks; Mervyn’s; Dillard’s	1,001,000	304,000
	Avenue at Tower City Center	1990	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas	367,000	367,000
	Ballston Common Mall	1986/1999	100.00%	Arlington, VA	Hecht’s; Sport & Health; Regal Cinemas	578,000	310,000
	Galleria at South Bay	1985/2001	100.00%	Redondo Beach, CA	Robinsons-May; Mervyn’s; Nordstrom; AMC Theater	955,000	387,000
††	Promenade in Temecula	1999/2002	75.00%	Temecula, CA	Macy’s; JCPenney; Sears; Robinsons-May; Edwards Cinema	1,013,000	425,000

	Consolidated Regional Malls Subtotal					3,914,000	1,793,000

Consolidated Specialty Retail Centers
	42nd Street	1999	70.00%	Manhattan, NY	AMC Theaters; Madame Tussaud’s Wax Museum;
					Modell’s	305,000	305,000
	Atlantic Center	1996	75.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; Sterns;
					Circuit City; NYC - Dept. of Motor Vehicles	394,000	394,000
	Atlantic Center Site V	1998	70.00%	Brooklyn, NY	Modell’s	47,000	47,000
* Atlantic Terminal		2004	70.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Outback Steakhouse;
					Red Lobster; Chuck E. Cheese’s; Daffy’s	373,000	373,000
	Battery Park City	2000	70.00%	Manhattan, NY	United Artists; New York Sports Club	166,000	166,000
* Brooklyn Commons		2003	70.00%	Brooklyn, NY	Lowe’s	151,000	151,000
	Bruckner Boulevard	1996	70.00%	Bronx, NY	Conway; Seaman’s; Old Navy	113,000	113,000
	Columbia Park Center	1999	52.50%	North Bergen, NJ	Shop Rite; Old Navy; Circuit City;
					Staples; Bally’s; Shopper’s World	347,000	347,000
	Court Street	2000	70.00%	Brooklyn, NY	United Artists; Barnes & Noble	103,000	103,000
	Eastchester	2000	70.00%	Bronx, NY	Pathmark	63,000	63,000
	Flatbush Avenue	1995/1998	80.00%	Brooklyn, NY	Stop & Shop; Old Navy; Staples; Bally’s	142,000	142,000
	Forest Avenue	2000	70.00%	Staten Island, NY	United Artists	70,000	70,000
	Grand Avenue	1997	70.00%	Queens, NY	Stop & Shop	100,000	100,000
	Gun Hill Road	1997	70.00%	Bronx, NY	Home Depot; Chuck E Cheese’s	147,000	147,000
†	Harlem Center	2002	52.50%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M	126,000	126,000
	Hunting Park	1996	70.00%	Philadelphia, PA	National Wholesale Liquidators; A J Wright	138,000	138,000
	Kaufman Studios	1999	70.00%	Queens, NY	United Artists	84,000	84,000
†	Market at Tobacco Row	2002	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000
	Northern Boulevard	1997	70.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy	218,000	218,000
†	Quebec Square	2002	90.00%	Denver, CO	Wal-Mart; Home Depot; Sam’s Club; Linens-N-Things;
					Ross Dress for Less; PetSmart	691,000	183,000
	Queens Place	2001	70.00%	Queens, NY	Target; Best Buy; Macy’s Furniture;
					Designer Shoe Warehouse	455,000	221,000
	Richmond Avenue	1998	70.00%	Staten Island, NY	Circuit City; Staples; Starbucks	76,000	76,000
	South Bay Southern Center	1978	100.00%	Redondo Beach, CA	CompUSA	137,000	137,000
††	Station Square	1994/2002	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Clear
					Channel Amphitheater; Buca Di Beppo	275,000	275,000
†	Woodbridge Crossing	2002	70.00%	Woodbridge, NJ	Great Indoors; Linens-N-Things; Circuit City;
					Modell’s; Thomasville Furniture; Party City	284,000	284,000

	Consolidated Specialty Retail Centers Subtotal					5,048,000	4,306,000

	Consolidated Retail Centers Total					8,962,000	6,099,000

*Property under construction at January 31, 2003.

†Property opened or acquired in 2002.

††Expansion of property opened in 2002.

Item 2.  Properties (continued)

Forest City Rental Properties Corporation Portfolio of Real Estate

COMMERCIAL GROUP
RETAIL CENTERS (continued)

	Date of
	Opening/
	Acquisition/	% of
Name	Expansion	Ownership	Location

Unconsolidated Regional Malls
Boulevard Mall	1962/2000	50.00%	Amherst, NY
Chapel Hill Mall	1966	50.00%	Akron, OH
Charleston Town Center Mall	1983	50.00%	Charleston, WV
††Galleria at Sunset	1996/2002	60.00%	Henderson, NV
Mall at Robinson	2001	56.67%	Pittsburgh, PA
Mall at Stonecrest	2001	66.67%	Atlanta, GA
Manhattan Town Center Mall	1987	49.98%	Manhattan, KS
* Short Pump Town Center	2003	50.00%	Richmond, VA
Unconsolidated Specialty Retail Centers
Chapel Hill Suburban	1969	50.00%	Akron, OH
Golden Gate	1958	50.00%	Mayfield Hts., OH
Marketplace at Riverpark	1996	50.00%	Fresno, CA
Midtown Plaza	1961	50.00%	Parma, OH
Plaza at Robinson Town Center	1989	50.00%	Pittsburgh, PA
Showcase	1996	20.00%	Las Vegas, NV

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total	Gross
		Square	Leasable
Name	Major Tenants	Feet	Area

Unconsolidated Regional Malls
Boulevard Mall	JCPenney; Kaufmann’s; Sears; CompUSA; Michael’s	904,000	327,000
Chapel Hill Mall	Kaufmann’s; JCPenney; Sears	860,000	301,000
Charleston Town Center Mall	Kaufmann’s; JCPenney; Sears	897,000	361,000
††Galleria at Sunset	Dillard’s; Robinsons-May; Mervyn’s; JCPenney; Galyan’s	1,008,000	330,000
Mall at Robinson	Kaufmann’s; Sears; JCPenney; Dick’s Sporting Goods	872,000	318,000
Mall at Stonecrest	Rich’s; Dillard’s; JCPenney; Parisian; Sears;
	Megastar Cinemas	1,162,000	397,000
Manhattan Town Center Mall	Dillard’s; JCPenney; Sears	392,000	197,000
* Short Pump Town Center	Lord & Taylor; Nordstrom; Hecht’s; Dillard’s;
	Dick’s Sporting Goods	1,185,000	438,000

Unconsolidated Regional Malls Subtotal		7,280,000	2,669,000

Unconsolidated Specialty Retail Centers
Chapel Hill Suburban	Value City; HH Gregg	117,000	117,000
Golden Gate	OfficeMax; Old Navy; Michael’s; Linens-N-Things;
	World Market; Golf Galaxy	362,000	362,000
Marketplace at Riverpark	JCPenney; Best Buy; Linens-N-Things;
	Marshall’s; Office Max; Old Navy	466,000	466,000
Midtown Plaza	Office Max; Marc’s	258,000	258,000
Plaza at Robinson Town Center	T.J Maxx; Marshall’s	489,000	489,000
Showcase	Coca-Cola(R); M&M’s World/Ethel M Chocolates;
	Game Works; United Artists	186,000	186,000

Unconsolidated Specialty Retail Centers Subtotal		1,878,000	1,878,000

Unconsolidated Retail Centers Total		9,158,000	4,547,000

Total Retail Centers at January 31, 2003		18,120,000	10,646,000

Total Retail Centers at January 31, 2002		18,027,000	10,385,000

COMMERCIAL GROUP

HOTELS

	Date of
	Opening/
	Acquisition/	% of
Name	Expansion	Ownership	Location	Rooms

Consolidated Hotels
Charleston Marriott	1983	95.00%	Charleston, WV	352
Embassy Suites Hotel	2000	50.40%	Manhattan, NY	463
Hilton Times Square	2000	56.00%	Manhattan, NY	444
Ritz-Carlton	1990	95.00%	Cleveland, OH	208
Sheraton Station Square	1998/2001	100.00%	Pittsburgh, PA	396

Consolidated Hotels Subtotal				1,863

Unconsolidated Hotels
Courtyard by Marriott	1985	4.00%	Detroit, MI	250
University Park Hotel at MIT	1998	50.00%	Cambridge, MA	210
Westin Convention Center	1986	50.00%	Pittsburgh, PA	618

Unconsolidated Hotels Subtotal				1,078

Total Hotel Rooms at January 31, 2003				2,941

Total Hotel Rooms at January 31, 2002				2,941

* Property under construction at January 31, 2003.

† Property opened or acquired in 2002.

†† Expansion of property opened in 2002.

Item 2. Properties (continued)

Forest City Rental Properties Corporation Portfolio of Real Estate

RESIDENTIAL GROUP
APARTMENTS

	Date of
	Opening/
	Acquisition/	% of		Leasable
Name	Expansion	Ownership	Location	Units

Consolidated Apartment Communities
† Autumn Ridge	2002	100.00%	Sterling Heights, MI	251
Burton Place	1999	90.00%	Burton, MI	200
† Cambridge Towers	2002	100.00%	Detroit, MI	250
† Carl D. Perkins	2002	100.00%	Pikeville, KY	150
Colony Woods	1997	99.00%	Bellevue, WA	396
* Consolidated Carolina	2003	100.00%	Richmond, VA	158
† Coraopolis Towers	2002	80.00%	Coraopolis, PA	200
† Donora Towers	2002	100.00%	Donora, PA	103
* East 29th Avenue Town Center	2003	90.00%	Denver, CO	144
Emerald Palms	1996	100.00%	Miami, FL	419
† Heritage	2002	100.00%	San Diego, CA	230
† Landings of Brentwood	2002	100.00%	Nashville, TN	724
Laurels	1995	100.00%	Justice, IL	520
Metropolitan	1989	100.00%	Los Angeles, CA	270
Mount Vernon Square	2000	99.00%	Alexandria, VA	1,387
Museum Towers	1997	100.00%	Philadelphia, PA	286
One Franklintown	1988	100.00%	Philadelphia, PA	335
Panorama Towers	1978	99.00%	Los Angeles, CA	154
Parmatown Towers and Gardens	1972-1973	100.00%	Parma, OH	412
Providence at Palm Harbor	1991	99.00%	Tampa, FL	236
Regency Towers	1994	100.00%	Jackson, NJ	372
Shippan Avenue	1980	100.00%	Stamford, CT	148
† Southfield	2002	100.00%	White Marsh, MD	212
† Tower 43	2002	100.00%	Kent, OH	101
Vineyards	1995	100.00%	Broadview Hts., OH	336
Woodlake	1998	100.00%	Silver Spring, MD	534

Consolidated Apartment Communities Subtotal				8,528

Consolidated Supported-Living Apartments
† Chancellor Park	2002	100.00%	Philadelphia, PA	135
Chestnut Grove	2000	80.00%	Plainview, NY	79
Forest Trace	2000	100.00%	Lauderhill, FL	324
Pine Cove	2001	80.00%	Bayshore, NY	85
Stony Brook Court	2001	80.00%	Darien, CT	86
Westfield Court	2000	80.00%	Stamford, CT	167

Consolidated Supported-Living Apartments Subtotal				876

Consolidated Apartments Subtotal				9,404

Unconsolidated Apartment Communities
101 San Fernando	2000	0.70%	San Jose, CA	323
American Cigar Company	2000	0.10%	Richmond, VA	171
* Arbor Glen	2001-2003	50.00%	Twinsburg, OH	288
Arboretum Place	1998	1.99%	Newport News, VA	184
Bayside Village	1988-1989	50.00%	San Francisco, CA	862
Big Creek	1996-2001	50.00%	Parma Hts., OH	516
Boulevard Towers	1969	50.00%	Amherst, NY	402
Bowin	1998	1.99%	Detroit, MI	193
Bridgewater	1998	1.99%	Hampton, VA	216
Camelot	1967	50.00%	Parma, OH	151
Cherry Tree	1996-2000	50.00%	Strongsville, OH	442
Chestnut Lake	1969	50.00%	Strongsville, OH	789
Clarkwood	1963	50.00%	Warrensville Hts., OH	568
Coppertree	1998	50.00%	Mayfield Hts., OH	342
Deer Run	1987-1989	43.03%	Twinsburg, OH	562
Drake	1998	1.99%	Philadelphia, PA	280
* Eaton Ridge	2002-2004	50.00%	Sagamore Hills, OH	260
Enclave	1997-1998	1.00%	San Jose, CA	637
Fenimore Court	1982	7.06%	Detroit, MI	144
Fort Lincoln II	1979	45.00%	Washington, D.C.	176
Fort Lincoln III & IV	1981	24.90%	Washington, D.C.	306

* Property under construction at January 31, 2003.

† Property opened or acquired in 2002.

†† Expansion of property opened in 2002.

Item 2. Properties (continued)

Forest City Rental Properties Corporation Portfolio of Real Estate

RESIDENTIAL GROUP
APARTMENTS (continued)

	Date of
	Opening/
	Acquisition/	% of		Leasable
Name	Expansion	Ownership	Location	Units

Unconsolidated Apartment Communities (continued)
Granada Gardens	1966	50.00%	Warrensville Hts., OH	940
Grand	1999	0.90%	North Bethesda, MD	546
Grand Lowry Lofts	2000	0.10%	Denver, CO	261
Hamptons	1969	50.00%	Beachwood, OH	649
Hunter’s Hollow	1990	50.00%	Strongsville, OH	208
Independence Place I	1973	50.00%	Parma Hts., OH	202
Kennedy Biscuit Lofts	1990	2.90%	Cambridge, MA	142
Knolls	1995	1.00%	Orange, CA	260
Lakeland	1998	1.98%	Waterford, MI	200
Lenox Club	1991	0.50%	Arlington, VA	385
Lenox Park	1992	0.50%	Silver Spring, MD	406
Liberty Hills	1979-1986	50.00%	Solon, OH	396
Lofts at 1835 Arch	2001	1.99%	Philadelphia, PA	191
Midtown Towers	1969	50.00%	Parma, OH	635
Millender Center	1985	4.00%	Detroit, MI	339
* Newport Landing	2002-2003	50.00%	Coventry, OH	336
Noble Towers	1979	50.00%	Pittsburgh, PA	133
† Parkwood Village	2001-2002	50.00%	Brunswick, OH	204
Pavilion	1992	0.50%	Chicago, IL	1,115
Pebble Creek	1995-1996	50.00%	Twinsburg, OH	148
Pine Ridge Valley	1967-1974	50.00%	Willoughby, OH	1,147
Queenswood	1990	0.70%	Corona, NY	296
† Residences at University Park	2002	25.00%	Cambridge, MA	135
* Settler’s Landing at Greentree	2001-2003	50.00%	Streetsboro, OH	408
Silver Hill	1998	1.99%	Newport News, VA	153
† St. Mary’s Villa	2002	29.07%	Newark, NJ	360
Surfside Towers	1970	50.00%	Eastlake, OH	246
Tamarac	1990-2001	50.00%	Willoughby, OH	642
Trellis at Lee’s Mill	1998	1.99%	Newport News, VA	176
Twin Lake Towers	1966	50.00%	Denver, CO	254
Village Green	1994-1995	25.00%	Beachwood, OH	360
Waterford Village	1994	1.00%	Indianapolis, IN	576
† Westwood Reserve	2002	50.00%	Tampa, FL	340
White Acres	1966	50.00%	Richmond Hts., OH	473
* Worth Street	2003	35.00%	Manhattan, NY	330

Unconsolidated Apartment Communities Subtotal				21,404

Unconsolidated Supported-Living Apartments
Classic Residence by Hyatt	1989	50.00%	Teaneck, NJ	221
Classic Residence by Hyatt	1990	50.00%	Chevy Chase, MD	339
Classic Residence by Hyatt	2000	50.00%	Yonkers, NY	310
Mayfair at Glen Cove	2000	40.00%	Glen Cove, NY	79
Mayfair at Great Neck	2000	40.00%	Great Neck, NY	144
* Stone Gate at Bellefair	2003	40.00%	Ryebrook, NY	166
Willow Court	2001	56.00%	Forest Hills, NY	84

Unconsolidated Supported-Living Apartments Subtotal				1,343

Unconsolidated Apartments Total				22,747

Combined Apartments Total				32,151

Federally Subsidized Housing (Total of 34 Buildings)				5,551

Total Apartments at January 31, 2003				37,702

Total Apartments at January 31, 2002				35,387

* Property under construction at January 31, 2003.

† Property opened or acquired in 2002.

†† Expansion of property opened in 2002.

Item 3. Legal Proceedings

     The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements. The Company, although not a named defendant, was providing a defense in a lawsuit relating to Emporium, a retail and office development project in San Francisco. The lawsuit challenged the Company’s right to entitlements under California environmental law. A verdict favorable to the Company was obtained in May 2001, an appeal was filed by the plaintiffs and was denied on September 30, 2002. A petition for rehearing was filed by the plaintiffs and was denied in October 28, 2002. The plaintiffs filed a petition for review by the California Supreme Court. This request was denied and the matter is now closed.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter.

Item 4 (A). Executive Officers of the Registrant

     The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2003. The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 11, 2003.

	Date
Name and Position(s) Held	Appointed	Age

Albert B. Ratner Co-Chairman of the Board of Directors of the Company since June 1995, Vice Chairman of the Board of the Company from June 1993 to June 1995, Chief Executive
Officer prior to July 1995 and President prior to July 1993.	6-13-95	75

Samuel H. Miller
Co-Chairman of the Board of Directors of the Company
since June 1995, Chairman of the Board of the Company from
June 1993 to June 1995 and Vice Chairman of the Board,
Chief Operating Officer of the Company prior to June 1993,
Treasurer of the Company since December 1992.	6-13-95	81

Charles A. Ratner President of the Company since June 1993, Chief Executive Officer of the Company since June 1995, Chief Operating Officer from June 1993 to June 1995 and Executive Vice
President prior to June 1993, Director.	6-13-95	61

Brian J. Ratner
Executive Vice President - East Coast Development since August 2000,
Senior Vice President - East Coast Development from January 1997 to July 2000, Vice President-Urban Entertainment from June 1995 to
December 1996, Vice President from May 1994 to June 1995,
Director, Officer of various subsidiaries.	8-01-00	45

James A. Ratner Executive Vice President, Director, Officer of various
subsidiary corporations.	3-09-88	58

Ronald A. Ratner Executive Vice President, Director, Officer of various
subsidiary corporations.	3-09-88	56

Thomas G. Smith Executive Vice President since October 2000, Senior Vice President prior to October 2000, Chief Financial Officer, Secretary,
Officer of various subsidiary corporations since 1985.	10-10-00	62

Linda M. Kane
Senior Vice President and Corporate Controller since June 2002,
Vice President and Corporate Controller from April 1995 to June 2002,
Asset Manager - Commercial Group from July 1992 to
April 1995 and Financial Manager-Residential Group from
October 1990 to July 1992.	6-17-02	45

Geralyn M. Presti
Senior Vice President, General Counsel and Assistant Secretary
since July 2002, Deputy General Counsel from January 2000 to
June 2002, Associate General Counsel from December 1996 to January 2000,
Assistant General Counsel from January 1995 to December 1996
and Attorney from November 1989 to January 1995.	7-01-02	47

Note: Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Albert B. Ratner is the father of Brian J. Ratner and first cousin to Charles A. Ratner, James A. Ratner and Ronald A. Ratner.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Information required by this item is included in Item 8. Financial Statements and Supplementary Data on page 94, “Quarterly Consolidated Financial Data (unaudited).”

Item 6. Selected Financial Data

	Years Ended January 31,

	2003(1)	2002(1)	2001(1)	2000(2)	1999(2)

(in thousands, except per share data)

Operating Results:

Earnings from continuing operations	$43,628	$104,231	$91,637	$40,802	$54,750

Discontinued operations, net of tax and minority interest	5,203	—	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	(1,202)	—	—	—

Net earnings	$48,831	$103,029	$91,637	$40,802	$54,750

Diluted Earnings per Common Share:

Earnings from continuing operations	$.87	$2.20	$2.01	$.90	$1.21

Discontinued operations, net of tax and minority interest	.10	—	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	(.03)	—	—	—

Net earnings	$.97	$2.17	$2.01	$.90	$1.21

Cash Dividends Declared-Class A and Class B	$.2300	$.1867	$.1533	$.1267	$.1033

Operating Earnings and Reconciliation to Net Earnings:

Revenues	$927,550	$906,570	$794,785	698,788	609,700

Operating expenses	(544,798)	(552,517)	(443,707)	(415,811)	(355,937)

Interest expense	(177,237)	(178,966)	(182,544)	(139,866)	(124,602)

Depreciation and amortization	(115,001)	(97,842)	(98,364)	(81,504)	(83,839)

Revenues from discontinued operations(7)(Note T)	11,688	—	—	—	—

Expenses from discontinued operations(7) (Note T)	(11,086)	—	—	—	—

Operating earnings	91,116	77,245	70,170	61,607	45,322

Income tax expense	(31,826)	(63,334)	(22,312)	(24,319)	(27,674)

Income tax expense on discontinued operations(7) (Note T)	(2,499)	—	—	—	—

Income tax (benefit) expense on non-operating earnings items (see below)	(634)	33,339	(3,899)	720	12,112

Operating earnings, net of tax	56,157	47,250	43,959	38,008	29,760

Provision for decline in real estate	(8,221)	(8,783)	(1,231)	(5,062)	—

(Loss) gain on disposition of operating properties and other investments	(295)	91,109	48,409	13,861	19,532

Gain on disposition of operating properties included in discontinued operations(7) (Note T)	6,969	—	—	—	—

Gain on forgiveness of debt, net of tax(1)	—	—	—	272	16,343

Income tax benefit (expense) on non-operating earnings:(8) Provision for decline in real estate	3,251	2,694	24,064	2,002	—

(Loss) gain on disposition of operating properties and other investments	117	(36,033)	(20,165)	(2,722)	(12,112)

Gain on disposition of operating properties included in discontinued operations(7)	(2,734)	—	—	—	—

Income tax benefit (expense) on non-operating earnings (see above)	634	(33,339)	3,899	(720)	(12,112)

Minority interest in continuing operations	(6,544)	7,994	(3,399)	(5,557)	1,227

Minority interest in discontinued operations: (Note T) Operating earnings	77	—	—	—	—

Gain on disposition	54	—	—	—	—

	131	—	—	—	—

Cumulative effect of change in accounting principle, net of tax	—	(1,202)	—	—	—

Net earnings	$48,831	$103,029	$91,637	$40,802	$54,750

Item 6. Selected Financial Data (continued)

	Years Ended January 31,

	2003(1)	2002(1)	2001(1)	2000(2)	1999(2)

(in thousands)

Reconciliation of Net Earnings to Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT)(3)

Net earnings	$48,831	$103,029	$91,637	$40,802	$54,750

Depreciation and amortization — Real Estate Groups (Note S)	119,718	97,840	95,438	84,585	83,655

Depreciation and amortization — equity method investments (4)	491	528	325	—	—

Deferred tax expense — Real Estate Groups (Note S)	25,380	64,290	11,200	15,139	26,389

Deferred income tax benefit on early extinguishment of debt (1)(8)	654	570	—	—	—

Deferred income tax benefit-Non-Real Estate Groups:(8)

Loss on disposition of other investments	(250)	(1,687)	(474)	—	(131)

Provision for decline in real estate	—	—	—	(2,002)	—

Current income tax (benefit) expense on non-operating earnings: (8)

Provision for decline in real estate	—	(1,788)	—	—	—

Gain on disposition of operating properties and other investments	133	252	8,893	37	91

Gain on disposition of operating properties reported on equity method	—	75	—	—	—

Gain on disposition included in discontinued operations	2,326	—	—	—	—

Straight-line rent adjustment (5)	(5,484)	(6,594)	(9,423)	—	—

Provision for decline in real estate	8,221	8,783	1,231	5,062	—

Loss (gain) on disposition of operating properties and other investments	295	(91,109)	(48,409)	(13,861)	(19,532)

(Loss) gain on disposition of operating properties reported on equity method (Note B)	—	(5,681)	(2,359)	411	(11,025)

Minority interest: (Note B)

Provision for decline in real estate	—	(1,973)	—	—	—

Gain on disposition of operating properties	—	—	(250)	2,738	—

Discontinued operations: (Note T)

Gain on disposition of operating properties	(6,969)	—	—	—	—

Minority interest (see page 20)	54	—	—	—	—

Loss (gain) on early extinguishment of debt, net of tax	999	233	—	(272)	(16,343)

Cumulative effect of change in accounting principle, net of tax	—	1,202	—	—	—

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT)	$194,399	$167,970	$147,809	$132,639	$117,854

Cash Flows:

Net cash provided by operating activities	$214,750	$81,595	$187,427	$170,686	$112,385

Net cash used in investing activities	$(605,249)	$(213,286)	$(500,136)	$(521,974)	$(537,994)
Net cash provided by financing activities	$462,981	$117,480	$292,892	$368,341	$450,781

					Pro-Rata
	January 31,				Consolidation(6)

	2003	2002	2001	2000	1999

(in thousands)

Financial Position:

Consolidated assets	$5,077,209	$4,432,194	$4,033,599	$3,666,355	$3,417,320

Real estate portfolio, at cost	$4,474,137	$3,944,153	$3,590,219	$3,206,642	$3,087,498

Long-term debt, primarily nonrecourse mortgages	$3,371,757	$2,894,998	$2,849,812	$2,555,594	$2,478,872

Item 6. Selected Financial Data (continued)

(1)	The Company has adopted the provisions of Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145) which requires gains or losses from early extinguishment of debt to be classified in operating earnings. The Company previously reported gains or losses from early extinguishment of debt as extraordinary item, net of tax, in its Consolidated Statements of Earnings as follows:

	Years Ended January 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
(Loss) gain on early extinguishment of debt reclassified to continuing operations	$(1,653)	$(386)	$—	$450	$27,036

Income tax expense (benefit)

Current	—	417	—	262	5,615

Deferred	(654)	(570)	—	(84)	5,078

	(654)	(153)	—	178	10,693

(Loss) gain on early extinguishment of debt, net of tax	$(999)	$(233)	$—	$272	$16,343

Earnings per share	$(.02)	$.00	$.00	$.01	$.36

(2)	Footnote references for the years ended January 31, 2001, 2000 and 1999 can be found in the Company’s Form 10-K filing for the year ended January 31, 2001.

(3)	The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”), is not a measure of operating results as defined by generally accepted accounting principles and may not be directly comparable to similarly-titled measures reported by other companies. The Company believes that EBDT provides additional information about its operations, and along with net earnings, is necessary to understand its operating results. EBDT is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) the adjustment to recognize rental revenues and expense using straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). Early extinguishment of debt is now reported in operating earnings. However, early extinguishment of debt is excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

(4)	Amount represents depreciation expense for certain syndicated properties accounted for on the equity method of accounting under both full consolidation and pro-rata consolidation. See Note E — Investments In and Advances to Affiliates for further discussion of these syndicated properties.

(5)	Effective for the year ended January 31, 2001, the Company recognizes minimum rents on a straight-line basis over the term of the related lease pursuant to the provision of SFAS No. 13, “Accounting for Leases.” The straight-line rent adjustment is recorded as an increase or decrease to revenue from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., with the applicable offset to either accounts receivable or accounts payable, as appropriate.

(6)	Effective January 31, 2001, the Company implemented a change in the presentation of its financial results. Prior to January 31, 2001, the Company used the pro-rata method of consolidation to report its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. In accordance with the FASB’s Emerging Issues Task Force Issue No. 00-1, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures,” the Company no longer uses the pro-rata consolidation method for partnerships. Accordingly, partnership investments that were previously reported on the pro-rata method are now reported as consolidated at 100% if deemed under the Company’s control, or otherwise on the equity method of accounting. While a number of the line items on the Company’s consolidated financial statements have changed under the new full consolidation method, there is no impact on EBDT, net earnings or shareholders’ equity for all years presented. Certain data for the years ended January 31, 2000 and 1999 have been re-presented from its original reporting.

(7)	The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. Pursuant to the definition of a component of an entity of SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. See Note T - Discontinued Operations for more information.

(8)	The following table provides detail of Income Tax Expense (Benefit):

			Years Ended January 31,

			2003	2002	2001	2000		1999

			(in thousands)
(A	)	Continuing operations

		Current	$4,074	$1,546	$1,433	$12,220		$(177)

		Deferred	31,774	26,355	24,778	11,379		15,739

			35,848	27,901	26,211	23,599		15,562

(B	)	Provision for decline in real estate

		Current	—	(1,788)	—	—		—

		Deferred	(3,251)	(906)	(24,064)	(2,002	)(1)	—

			(3,251)	(2,694)	(24,064)	(2,002)		—

(C	)	(Loss) gain on disposition of operating properties and other investments

		Current	133	252	8,893	37		91

		Deferred — Real Estate Groups	—	37,468	11,746	2,685		12,152

		Deferred — Non-Real Estate Groups	(250)	(1,687)	(474)	—		(131)

			(117)	36,033	20,165	2,722		12,112

(D	)	Gain on disposition of operating properties reported on equity method

		Current	—	75	—	—		—

		Deferred	—	2,172	—	—		—

			—	2,247	—	—		—

		Subtotal (A)(B)(C)(D)

		Current	4,207	85	10,326	12,257		(86)

		Deferred	28,273	63,402	11,986	12,062		27,760

			32,480	63,487	22,312	24,319		27,674

(E	)	Early extinguishment of debt

		Current	—	417	—	—		—

		Deferred	(654)	(570)	—	—		—

			(654)	(153)	—	—		—

		Subtotal (A)(B)(C)(D)(E)

		Current	4,207	502	10,326	12,257		(86)

		Deferred	27,619	62,832	11,986	12,062		27,760

		Income tax expense	31,826	63,334	22,312	24,319		27,674

(F	)	Discontinued operations (Note T)

		Operating earnings

		Current	(520)	—	—	—		—

		Deferred	285	—	—	—		—

			(235)	—	—	—		—

		Gain on sale of operating properties

		Current	2,326	—	—	—		—

		Deferred	408	—	—	—		—

			2,734	—	—	—		—

			2,499	—	—	—		—

		Grand Total

		Current	6,013	502	10,326	12,257		(86)

		Deferred	28,312	62,832	11,986	12,062		27,760

			$34,325	$63,334	$22,312	$24,319		$27,674

(1) Related to Non-Real Estate Groups.

Item 6. Selected Financial Data (continued)

	January 31,

	Pro-Rata Consolidation(15)

	2003		2002		2001(2)		2000(2)(6)		1999(6)

	(in thousands)
Forest City Rental Properties Corporation - Real Estate Activity(9)

Real estate — end of year (Note S)

Completed rental properties	$4,082,080		$3,614,420		$3,215,411		$2,866,913		$2,601,648

Projects under development	627,309		543,105		500,358		478,766		412,072

Real estate, at cost	4,709,389		4,157,525		3,715,769		3,345,679		3,013,720

Less accumulated depreciation	(697,055)		(613,902)		(569,604)		(532,607)		(477,253)

Total real estate	$4,012,334		$3,543,623		$3,146,165		$2,813,072		$2,536,467

Real Estate Activity during the year

Completed rental properties

Capital expenditures	$43,266		$67,422		$44,552		$37,822		$44,615

Transferred from projects under development	305,982		363,180		281,617		257,859		82,450

Acquisitions	172,860		78,499		181,394		—		156,879

Total additions	522,108		509,101		507,563		295,681		283,944

Dispositions	(54,448	)(10)	(110,092	)(11)	(159,065	)(12)	(30,416	)(13)	(69,865	)(14)

Completed rental properties, net additions	467,660		399,009		348,498		265,265		214,079

Projects under development

New development	. 390,186		405,927		303,209		324,553		243,106

Transferred to completed rental properties	(305,982)		(363,180)		(281,617)		(257,859)		(82,450)

Projects under development, net additions	84,204		42,747		21,592		66,694		160,656

Increase in real estate, at cost	$551,864		$441,756		$370,090		$331,959		$374,735

(9)	The table includes only the real estate activity for the Company’s Real Estate Groups owned by Forest City Rental Properties Corporation, a wholly-owned subsidiary engaged in the ownership, development, acquisition and management of real estate projects, including apartment complexes, regional malls and retail centers, hotels, office buildings and mixed-use facilities, as well as large land development projects.

(10)	Primarily reflects the dispositions of Courtland Center and Bay Street. Courtland Center has 458,000 square feet in Flint, Michigan. Bay Street has 16,000 square feet in Staten Island, New York.

(11)	Primarily reflects the dispositions of Tucson Mall, Bowling Green Mall, Newport Plaza, Baymont Inn, Chapel Hill Towers, Palm Villas, Peppertree, Oaks and Whitehall Terrace. Tucson Mall has 1,304,000 square feet in Tucson, Arizona. Bowling Green Mall has 242,000 square feet in Bowling Green, Kentucky. Newport Plaza has 157,000 square feet in Newport, Kentucky. Baymont Inn has 101 rooms in Mayfield Hts., Ohio. Palm Villas is a 350-unit apartment community in Henderson, Nevada. Peppertree and Oaks are apartment communities in Texas with 208 and 248 units, respectively. Chapel Hill Towers and Whitehall Terrace are apartment communities in Ohio with 402 and 188 units, respectively.

(12)	Primarily reflects the dispositions of Tucson Place, Canton Centre Mall, Gallery at MetroTech, Studio Colony and Highlands. Tucson Place has 276,000 square feet in Tucson, Arizona. Canton Centre Mall has 680,000 square feet in Canton, Ohio and Gallery at MetroTech has 163,000 square feet in Brooklyn, New York. Studio Colony and Highlands are apartment communities in California with 369 and 556 units, respectively.

(13)	Primarily reflects the disposition of Rolling Acres Mall, a 1,014,000-square-foot mall in Akron, Ohio.

(14)	Primarily reflects the dispositions of Summit Park Mall, Trolley Plaza and San Vicente office building. Summit Park has 695,000 square feet in Wheatfield, New York. Trolley Plaza is a 351-unit apartment complex in Detroit, Michigan. San Vicente has 469,000 square feet in Brentwood, California.

(15)	The following is a reconciliation of the real estate activity of the Company’s Real Estate Groups as presented on pro-rata consolidation to full consolidation:

Forest City Rental Properties Corporation — Real Estate Activity

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
Years Ended January 31,	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
2003

Real estate — end of year

Completed rental properties	$3,840,802	$634,004	$875,282	$4,082,080

Projects under development	572,476	77,432	132,265	627,309

Real estate, at cost	4,413,278	711,436	1,007,547	4,709,389

Less accumulated depreciation	(597,787)	(96,033)	(195,301)	(697,055)

Total real estate	$3,815,491	$615,403	$812,246	$4,012,334

Real estate activity during the year

Completed rental properties

Capital expenditures	$37,909	$14,539	$19,896	$43,266

Transferred from projects under development	265,720	26,514	66,776	305,982

Acquisitions	158,872	24	14,012	172,860

Total additions	462,501	41,077	100,684	522,108

Dispositions	(53,268)	(61)	(1,241)	(54,448)

Completed rental properties, net additions	409,233	41,016	99,443	467,660

Projects under development

New development	376,992	61,452	74,646	390,186

Transferred to completed rental properties	(265,720)	(26,514)	(66,776)	(305,982)

Projects under development, net additions	111,272	34,938	7,870	84,204

Increase in real estate, at cost	$520,505	$75,954	$107,313	$551,864

2002

Real estate — end of year

Completed rental properties	$3,431,569	$592,988	$775,839	$3,614,420

Projects under development	461,204	42,494	124,395	543,105

Real estate, at cost	3,892,773	635,482	900,234	4,157,525

Less accumulated depreciation	(519,584)	(80,877)	(175,195)	(613,902)

Total real estate	$3,373,189	$554,605	$725,039	$3,543,623

Real estate activity during the year

Completed rental properties

Capital expenditures	$74,881	$11,232	$3,773	$67,422

Transferred from projects under development	263,428	28,972	128,724	363,180

Acquisitions	83,830	5,331	—	78,499

Total additions	422,139	45,535	132,497	509,101

Dispositions	(100,622)	(27,122)	(36,592)	(110,092)

Completed rental properties, net additions	321,517	18,413	95,905	399,009

Projects under development

New development	291,824	16,519	130,622	405,927

Transferred to completed rental properties	(263,428)	(28,972)	(128,724)	(363,180)

Projects under development, net additions (transfers)	28,396	(12,453)	1,898	42,747

Increase in real estate, at cost	$349,913	$5,960	$97,803	$441,756

2001

Real estate — end of year

Completed rental properties	$3,110,052	$574,575	$679,934	$3,215,411

Projects under development	432,808	54,947	122,497	500,358

Real estate, at cost	3,542,860	629,522	802,431	3,715,769

Less accumulated depreciation	(480,353)	(76,301)	(165,552)	(569,604)

Total real estate	$3,062,507	$553,221	$636,879	$3,146,165

Real estate activity during the year

Completed rental properties

Capital expenditures	$44,259	$3,128	$3,421	$44,552

Transferred from projects under development	383,141	143,169	41,645	281,617

Acquisitions	187,069	5,675	—	181,394

Total additions	614,469	151,972	45,066	507,563

Dispositions	(165,375)	(7,774)	(1,464)	(159,065)

Completed rental properties, net addition s	449,094	144,198	43,602	348,498

Projects under development

New development	316,550	71,843	58,502	303,209

Transferred to completed rental properties	(383,141)	(143,169)	(41,645)	(281,617)

Projects under development, net additions (transfers)	(66,591)	(71,326)	16,857	21,592

Increase in real estate, at cost	$382,503	$72,872	$60,459	$370,090

2000

Real estate — end of year

Completed rental properties	$2,660,958	$430,377	$636,332	$2,866,913

Projects under development	499,399	126,273	105,640	478,766

Real estate, as cost	3,160,357	556,650	741,972	3,345,679

Less accumulated depreciation	(443,381)	(66,690)	(155,916)	(532,607)

Total real estate	$2,716,976	$489,960	$586,056	$2,813,072

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE DESCRIPTION

     The Company principally engages in the ownership, development, management and acquisition of commercial and residential real estate throughout the United States. The Company consists of four strategic business units. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and Canadian provinces. The Company has more than $5.0 billion of consolidated assets in 21 states and the District of Columbia. Core markets include New York City, Denver, Boston, Washington D.C. and California. The Corporate headquarters of the Company is in Cleveland, Ohio.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Company include accounts of the Company and all majority-owned subsidiaries where the Company has financial or operational control. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, the Company has identified certain critical accounting policies which are subject to judgment and uncertainties. The Company has used its best judgment to determine estimates of certain amounts included in the financial statements as a result of these policies, giving due consideration to materiality. As a result of uncertainties surrounding these events at the time the estimates are made, actual results could differ from these estimates causing adjustments to be made in subsequent periods to reflect more current information. The accounting policies that the Company believes contain uncertainties that are considered critical to understanding the consolidated financial statements are discussed below. The policies discussed below are reviewed on a regular basis by the Company and have been discussed with the Company’s audit committee of the Board of Directors.

     Allowance for Doubtful Accounts - The Company records allowances for probable uncollectible rent receivables from commercial tenants based on an estimate of the amount of the receivables that will not be realized from cash receipts in subsequent periods. This estimate is calculated based on a three year history of early tenant lease terminations as well as an estimate for expected activity of current tenants in the case of the straight-line rent adjustments. There is a risk that the Company’s estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. The Company’s allowance for doubtful accounts at January 31, 2003, 2002 and 2001 was $30,666,000, $33,506,000 and $49,565,000, respectively.

     Notes Receivable - During the years ended January 31, 2003 and 2002, the Company reduced reserves previously recorded on certain notes receivable at certain syndicated residential properties. These reserves were reduced due to the occurrence of a series of events. In the course of evaluation of these events and their effect on the collectibility of the notes, the Company used estimates. These estimates included, but were not limited to, estimated appraisal values as well as future cash flows at these properties. These estimates can be affected by market conditions at the time that will not only affect the appraisal value but operating cash flow projections. Had different estimates been applied, the amount of the reserves reversed might have been different than the amounts actually recorded. For the years ended January 31, 2003 and 2002, the Company reduced reserves of $4,866,000 and $26,335,000, respectively.

     Economic Lives - Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. Tenant improvements are amortized over the life of the tenant’s lease. The estimated useful lives of buildings are primarily 50 years. This estimate is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements. The Company believes the estimated useful lives of fixed assets are reasonable and follow industry standards.

     Asset Impairment - The Company reviews its investment portfolio to determine if its carrying costs will be recovered from future cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in the Company’s real estate portfolio pursuant to the guidance established in FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As part of the analysis to determine if an impairment loss has occurred the Company is required to make estimates to determine future operating cash flows. If different estimates are applied in determining future operating cash flows, such as occupancy rates and rent and expense increases, the Company may not record an impairment loss, or may record a greater impairment loss on a property.

RESULTS OF OPERATIONS

     The Company reports its results of operations by each of its four strategic business units as it believes it provides the most meaningful understanding of the Company’s financial performance.

     Net Earnings - Net Earnings for the Company for 2002 were $48,831,000 versus $103,029,000 in 2001 and $91,637,000 in 2000. The fluctuation is primarily attributable to the gain on disposition of operating properties and other investments, net of tax of $55,076,000 and $51,821,000 in 2001 and 2000, respectively, compared to $4,056,000 in 2002.

     The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”), is not a measure of operating results as defined by generally accepted accounting principles (GAAP) and may not be directly comparable to similarly-titled measures reported by other companies. The Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results. EBDT is defined and discussed in detail under “Results of Operations - EBDT”.

     The Company’s EBDT for 2002 grew by 15.7% to $194,399,000 from $167,970,000. The increase in EBDT is primarily attributable to the opening or acquisition of 24 new projects in 2002 and the full year impact in 2002 of the 12 property additions in 2001.

     Net Operating Income from Real Estate Groups - The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. Net Operating Income (“NOI”) is defined as Revenues less Operating Expenses. Under the full consolidation method which is in accordance with GAAP, NOI from the combined Commercial Group and Residential Group (“Real Estate Groups”) for 2002 was $373,865,000 compared to $342,306,000 for 2001, a 9.2% increase.

     Management analyzes property NOI using the pro-rata consolidation method because it provides operating data at the Company’s ownership share and the Company publicly discloses and discusses its performance using this method of consolidation to compliment its GAAP disclosures. Under the pro-rata consolidation method, NOI from the Real Estate Groups for 2002 was $373,598,000 compared to $334,787,000 for 2001, an 11.6% increase. Comparable NOI for Real Estate Groups (NOI for stabilized properties in operation throughout both years) decreased by 2.9% for the year due to weak real estate fundamentals, particularly in the residential portfolio. Comparable NOI was flat for 2001 compared to 2000. Including the expected NOI for the twelve months following stabilization for the properties that were opened, expanded or acquired in 2002, net of property disposals, NOI for Real Estate Groups would be approximately $420,000,000 for 2002.

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

Commercial Group

     The following table presents the significant increases in revenues and operating expenses incurred by the Commercial Group for newly opened or acquired properties for 2002 compared to 2001 (dollars in thousands):

		Qtr./Year				Operating
Property	Location	Opened	Sq. Ft.	Revenues		Expenses

Retail Centers:
Woodbridge Crossing	Woodbridge, NJ	Q3 - 2002	284,000	$1,736		$1,792
Harlem Center	Manhattan, NY	Q3 - 2002	126,000	1,426		234
Promenade in Temecula Expansion	Temecula, CA	Q3 - 2002	249,000	1,269		457
Galleria at Sunset Expansion	Henderson, NV	Q3 - 2002	121,000	1,173	*	N/A
Station Square - Bessemer Court	Pittsburgh, PA	Q2 - 2002	52,000	1,008		535
Quebec Square	Denver, CO	Q2 - 2002	691,000	664		305
Galleria at South Bay (a)	Redondo Beach, CA	Q3 - 2001	955,000	15,140		6,179
Queens Place	Queens, NY	Q3 - 2001	455,000	7,179		2,595
Mall at Robinson	Pittsburgh, PA	Q3 - 2001	872,000	1,052	*	N/A
Mall at Stonecrest	Atlanta, GA	Q3 - 2001	1,162,000	2,657	*	N/A
Office Buildings:
88 Sidney Street	Cambridge, MA	Q2 - 2002	145,000	4,940		723
35 Landsdowne Street	Cambridge, MA	Q2 - 2002	202,000	4,662		749
65/80 Landsdowne Street	Cambridge, MA	Q3 - 2001	122,000	5,112		1,484

Total				$48,018		$15,053

* Revenues represent the change from prior year of the Company’s share of net earnings.

N/A – not applicable – property recorded under equity method of accounting.

(a) Acquired property.

     The following table presents the significant increases in revenues and operating expenses incurred by the Commercial Group for newly-opened or acquired properties for 2001 compared to 2000 (dollars in thousands):

			Sq. Ft./
		Qtr./Year	No. of			Operating
Property	Location	Opened	Rooms	Revenues		Expenses

Retail Centers:
Galleria at South Bay (a)	Redondo Beach, CA	Q3 -2001	955,000	$5,917		$2,958
Queens Place	Queens, NY	Q3 -2001	455,000	3,568		1,281
Mall at Robinson	Pittsburgh, PA	Q3 -2001	872,000	242	*	N/A
Mall at Stonecrest	Atlanta, GA	Q3 -2001	1,162,000	351	*	N/A
Battery Park City (b)	Manhattan, NY	Q2 -2000	166,000	1,281		2,545
Court Street	Brooklyn, NY	Q2 -2000	103,000	1,498		779
Eastchester	Bronx, NY	Q2 -2000	63,000	1,062		345
Forest Avenue	Staten Island, NY	Q2 -2000	70,000	258		841
Office Building:
65/80 Landsdowne Street	Cambridge, MA	Q3 -2001	122,000	3,345		594
Hotels:
Embassy Suites (c)	Manhattan, NY	Q2 -2000	463	8,711		9,314
Hilton Times Square	Manhattan, NY	Q2 -2000	444	9,691		11,503

Total				$35,924		$30,160

* Revenues represent the change from prior year of the Company’s share of net earnings.

N/A – not applicable – property recorded under equity method of accounting.

(a) Acquired property.

(b) Property temporarily closed September 11, 2001. Amounts include $1,036 of business interruption insurance proceeds.

(c) Property temporarily closed September 11, 2001. Amounts include $7,031 of business interruption insurance proceeds.

     Revenues - Revenues for the Commercial Group increased by $32,965,000 or 5.9% in 2002 compared to 2001. Revenues, adjusted for straight-line rent and equity method depreciation, for the Commercial Group increased by $35,106,000 or 6.2% in 2002 compared to 2001. These increases are primarily the result of $48,018,000 from acquisitions made and the opening of new properties as noted in the first table above. Additionally, increases in revenues resulted from the impact of the expansion at the Sheraton Station Square Hotel of $4,671,000, an increase of $9,099,000 in the Company’s remaining hotel portfolio due to a partial recovery of the travel industry from the prior year, a lease termination fee of $7,540,000 at a retail center in New York in 2002, an increase of $1,528,000 in garage and warehouse revenue at Station Square in Pittsburgh, Pennsylvania primarily due to the impact of the opening of Bessemer Court and an increase in construction fees at Twelve MetroTech Center of $6,391,000. In the second quarter of 2001, the Company broke ground onTwelve MetroTech Center in Brooklyn, New York and, when complete in 2005, this building will have 32 stories totaling over 1,100,000 square feet owned in condominium by the Company and the City of New York. These increases in revenues were partially offset by: $11,540,000 due to property dispositions in 2001 of Tucson Mall in Tucson, Arizona and Bowling Green Mall in Bowling Green, Kentucky; payment of past due rentals from a former tenant of $918,000 which was received in 2001 at Hunting Park in Philadelphia, Pennsylvania that did not recur in 2002; decreased commercial land sales of $472,000; a non-recurring retail lease termination fee in 2001 of $3,500,000; and $7,950,000 as a result of the non-recurring sale in 2001 of a non-operating property at Ballston Common Mall in Arlington, Virginia and the sale of a participating interest in a regional mall. Additionally, revenues decreased by $6,985,000 as a result of Bay Street and Courtland Center being classified as discontinued operations in 2002. Bay Street, a 16,000 square foot retail center located in Staten Island, New York and Courtland Center, a 458,000 square foot retail center located in Flint, Michigan were both sold in the fourth quarter of 2002. The balance of the decrease in revenue in the Commercial Group of approximately $11,000,000 was generally due to fluctuations in mature properties.

     Revenues for the Commercial Group increased by $22,716,000 or 4.2% in 2001 compared to 2000. Revenues, adjusted for straight-line rent and equity method depreciation, for the Commercial Group increased by $24,659,000 or 4.6% in 2001 compared to 2000. These increases are primarily the result of $35,924,000 in acquisitions made and the opening of new properties as noted in the second table above. In addition, Twelve MetroTech Center construction fees resulted in an increase in net revenue of $8,220,000. Net revenues also increased as a result of a retail lease termination fee of $3,500,000 and from increased rental income $2,481,000 from Knight Ridder Building at Fairmont Plaza, an office building in San Jose; $1,138,000 from 45/75 Sidney Street and $751,000 from the Richards Building, both located in University Park at MIT in Cambridge, Massachusetts. Additionally, revenues increased by $7,950,000 as the result of the sale of a non-operating property at Ballston Common Mall in Arlington, Virginia and the sale of a participating interest in a regional mall. These increases were partially offset by decreases of $15,401,000 as a result of commercial land sales in 2000 that did not recur in 2001 in addition to decreases in the Company’s hotel portfolio primarily as a result of the overall decline in the travel industry. Excluding the increase for the two New York City hotels in the table above, the Company’s remaining hotel portfolio revenues decreased during 2001 by $8,995,000. Additional decreases resulted from the dispositions in 2000 of three specialty retail centers, Tucson Place, Canton Centre Mall and Gallery at MetroTech and the disposition in 2001 of Tucson Mall totaling $21,056,000. The balance of the remaining increase in revenues in the Commercial Group of approximately $10,200,000 was generally due to improvements in operations and increase in rental income at mature office properties.

     Operating and Interest Expenses - Operating expenses decreased $6,909,000 or 2.2% in 2002 compared to 2001. Operating expenses, excluding straight-line rent adjustments on ground rent, for the Commercial Group decreased $8,469,000 or 2.7% in 2002 compared to 2001. The decrease in operating expenses was primarily attributable to a decrease in abandoned development project write-offs of $15,858,000 compared to 2001, a decrease of $6,846,000 as a result of property dispositions in 2001 of Tucson Mall in 2001 and Bowling Green Mall and a decrease of $1,965,000 for lease buy-out costs in the retail portfolio. Additionally, costs decreased by $4,300,000 due to a sale in 2001 of a non-operating property and participating interest in a regional mall, by $3,322,000 for Bay Street and Courtland Center which in 2002 are being shown as discontinued operations and by $945,000 due to charges in 2001 resulting from the Company taking over the operations of the theater at Columbia Park Center, an urban retail center in North Bergen, New Jersey. The decrease in operating expenses was partially offset by costs associated with the acquisitions made and properties opened of $15,053,000 as noted in the first table above, greater operating costs of $11,485,000 at three hotels due to the impact of the expansion at Sheraton Station Square Hotel and as a result of taking over the operations at the restaurant at Hilton Times Square Hotel and Embassy Suites Hotel as well as an accrual of $1,834,000 for an expected settlement to the prior manager and related obligations of the restaurant operations at the Company’s two New York hotels. Increased expenses of $1,835,000 were also noted in the remainder of the Company’s hotel portfolio compared to last year due to increased occupancy rates. Additionally, costs increased by $2,425,000 for commercial land sales, by $913,000 at Station Square garage and warehouse operations due to the opening of Bessemer Court and by $2,321,000 from a participation payment associated with the ground lease at the Richards Building located in University Park at MIT in Cambridge, Massachusetts. The balance of the decrease in operating expenses of approximately $11,000,000 was due to fluctuations in operating costs at mature properties. Interest expense for the Commercial Group increased by $644,000 or .5% in 2002 compared to 2001. The increase is primarily attributable to increased borrowings during 2002.

     Operating expenses increased $53,665,000 or 20.0% in 2001 compared to 2000. Operating expenses, excluding straight-line rent adjustments on ground rent, for the Commercial Group increased $52,423,000 or 19.9% in 2001 compared to 2000. The increase in operating expenses was primarily attributable to costs associated with the acquisitions made and the opening of new properties of $30,160,000 as noted in the second table above and an increase in development project write-offs. Due to the challenging economic conditions in 2001, the Company chose to withdraw from certain projects in New York City and increased development project write-offs by $14,348,000 over the prior year. The risk-adjusted returns of the projects that were written off had deteriorated when compared to other projects in the development program and, by exiting these projects, the Company moved forward on new development opportunities having a more favorable anticipated return. Additional costs of $4,300,000 were incurred in 2001 in connection with the sale of a non-operating property and participating interest in a regional mall. Higher occupancy and utility charges in 2001 compared to 2000 increased combined operating expenses of $7,211,000 at One Pierrepont Plaza and 42nd Street retail center, both located in Manhattan, New York, Knight Ridder Building at Fairmont Plaza and 45/75 Sidney Street. Operating costs increased by $1,566,000 due to the Company taking over operations of the theater in 2001 at Columbia Park Center. These increases were partially offset by $12,479,000 relating to reduced expenses from the 2000 dispositions of Tucson Place, Canton Centre Mall and Gallery at MetroTech. Operating expenses also decreased by $2,661,000 at the Company’s hotel properties excluding those listed in the table above due to a decrease in occupancy. Additionally, expenses decreased as a result of lower costs of commercial land sales in 2001 compared to 2000 by $4,742,000 primarily from the outlot sales at two commercial malls. The balance of the change in operating expenses of approximately $14,700,000 was generally due to fluctuations in operating costs at mature properties, including insurance. Interest expense for the Commercial Group increased by $3,428,000 or 2.9% in 2001 compared to 2000. The increase is primarily attributable to the net increase in interest expense from the opening and acquisition of new properties in 2001 and 2000 and expansion of existing properties greater than the decrease in interest expense from asset dispositions during 2001 and 2000.

Residential Group

     The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for 2002 compared to 2001 (dollars in thousands):

Openings/Acquisitions

		Qtr./Year	No. of		Operating
Property	Location	Opened	Units	Revenues	Expenses

Consolidated
Southfield (a)	White Marsh, MD	Q4-2002	212	$186	$155
Carl D. Perkins (a)	Pikeville, KY	Q3-2002	150	400	168
Landings of Brentwood (a)	Nashville, TN	Q2-2002	724	4,192	1,946
Autumn Ridge (a)	Sterling Hts., MI	Q2-2002	251	1,171	501
Tower 43 (a)	Kent, OH	Q2-2002	101	338	268
Cambridge Towers (a)	Detroit, MI	Q2-2002	250	1,759	791
Heritage	San Diego, CA	Q1-2002	230	1,059	1,208
Coraopolis Towers (a)	Coraopolis, PA	Q2-2002	200	1,191	570
Donora Towers (a)	Donora, PA	Q2-2002	103	578	318
Chancellor Park (a)	Philadelphia, PA	Q1-2002	135	4,255	4,796
Stony Brook Court (a)	Darien, CT	Q3-2001	86	3,545	2,082
Pine Cove	Bayshore, NY	Q3-2001	85	3,155	2,656
Unconsolidated *
Newport Landing (b)	Coventry, OH	Q3-2002	336	(28)	N/A
Eaton Ridge (b)	Sagamore Hills, OH	Q3-2002	260	(6)	N/A
St. Mary’s Villa (a)	Newark, NJ	Q2-2002	360	175	N/A
Residences at University Park	Cambridge, MA	Q1-2002	135	(1,013)	N/A
Westwood Reserve (a)	Tampa, FL	Q1-2002	340	406	N/A
Willow Court	Forest Hills, NY	Q3-2001	84	(483)	N/A
Parkwood Village (b)	Brunswick, OH	Q2-2001	204	206	N/A
Lofts at 1835 Arch	Philadelphia, PA	Q1-2001	191	1,386	N/A
Arbor Glen (b)	Twinsburg, OH	Q1-2001	96	161	N/A
Settler’s Landing at Greentree (b)	Streetsboro, OH	Q1-2001	224	149	N/A

Total				$22,782	$15,459

* Revenues represent the change from prior year of the Company’s share of net earnings (loss).

N/A – not applicable – property recorded under equity method of accounting.

(a) Acquired property.

(b) Phased opening.

     The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for 2001 compared to 2000 (dollars in thousands):

Openings/Acquisitions
		Qtr./Year	No. of		Operating
Property	Location	Opened	Units	Revenues	Expenses

Consolidated
Pine Cove	Bayshore, NY	Q3-2001	85	$617	$723
Stony Brook Court (a)	Darien, CT	Q3-2001	86	678	452
Westfield Court (a)	Stamford, CT	Q4-2000	167	6,226	4,624
Forest Trace (a)	Lauderhill, FL	Q3-2000	324	6,763	4,030
Chestnut Grove	Plainview, NY	Q3-2000	79	2,609	2,031
Mount Vernon Square(a)	Alexandria, VA	Q2-2000	1,387	6,759	2,240
Unconsolidated *
Willow Court	Forest Hills, NY	Q3-2001	84	(288)	N/A
Arbor Glen (b)	Twinsburg, OH	Q2-2001	96	(110)	N/A
Parkwood Village (b)	Brunswick, OH	Q2-2001	96	(16)	N/A
Lofts at 1835 Arch	Philadelphia, PA	Q1-2001	191	(638)	N/A
Classic Residence by Hyatt	Yonkers, NY	Q3-2000	310	(1,303)	N/A
Mayfair at Great Neck (a)	Great Neck, NY	Q3-2000	144	102	N/A
Mayfair at Glen Cove (a)	Glen Cove, NY	Q3-2000	79	193	N/A
Settler’s Landing at Greentree (b)	Streetsboro, OH	Q3-2000	152	147	N/A

Total				$21,739	$14,100

*	Revenues represent the change from prior year of the Company’s share of net earnings (loss).

N/A – not applicable – property recorded under equity method of accounting.

(a)	Acquired property.

(b)	Phased opening.

     The following table presents the significant decreases in revenues and operating expenses incurred by the Residential Group for disposed properties for 2002 compared to 2001 (dollars in thousands):

Disposals
		Qtr./Year	No. of		Operating
Property	Location	Disposed	Units	Revenues	Expenses

Palm Villas	Henderson, NV	Q3-2001	350	$1,984	$981
Whitehall Terrace	Kent, OH	Q3-2001	188	813	352
Oaks	Bryan, TX	Q3-2001	248	902	699
Peppertree	College Station, TX	Q3-2001	208	869	491

Total				$4,568	$2,523

     Revenues - Revenues for the Residential Group decreased $15,693,000 or 9.5% for 2002 compared to 2001. Revenues, adjusted for equity method depreciation, for the Residential Group decreased by $13,895,000, or 7.9% for 2002 compared to 2001. These decreases were primarily the result of a reduction of reserves of $4,866,000 in 2002 versus a reduction of reserves of $26,335,000 in 2001 for notes receivable and related accrued interest from syndications. During 2002 and 2001, the Company completed a series of events that led to the reversal of these reserves. The first of these was the modification or expiration of the Government contracts that now allow for market rate apartment rentals, which provide a significant increase in expected future cash flows. This, in turn, increased the appraised values of these properties. As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest was now probable. Additionally, a decrease in revenues of $5,082,000 occurred from the gain on disposition in 2001 of Chapel Hill Towers in Akron, Ohio accounted for on the equity method. Revenues also decreased by $996,000 from land sales and by $4,568,000 from dispositions as noted in the third table above. Decreases also occurred from investment earnings of $538,000 in 101 San Fernando, a newly constructed 323-unit community and $2,112,000 for Enclave, a 637-unit community, both in San Jose, California resulting from the over supply of rental property in the San Jose market, $771,000 for Pavilion, a 1,115-unit community near the airport in Chicago, Illinois, resulting from occupancy decline due to airline layoffs from a distressed travel market and $5,363,000 for Trowbridge, a 305-unit community in Southfield, Michigan which in 2002 is being shown as discontinued operations. The Company did not have sufficient cash to meet the debt service requirements on Trowbridge, and although the Company attempted to negotiate a restructuring of the debt with the buyer of the mortgage, the end result is that the mortgagee accepted the deed in lieu of foreclosure on the property in March 2003. These decreases were partially offset by $22,782,000 from the acquisitions made and properties opened during fiscal 2002 and 2001 as noted in the first table above. Additionally, revenues increased from investment earnings of $572,000 in Grand, a 546-unit luxury high rise community in North Bethesda, Maryland, $348,000 in Lenox Club, a 385-unit luxury high rise community in Arlington, Virginia, $322,000 in Lenox Park, a 406-unit luxury high rise community in Silver Spring, Maryland and $793,000 in Drake, a newly rehabilitated 280-unit community under lease up in Philadelphia, Pennsylvania. Increases also occurred from earnings of $1,142,000 for Classic Residence by Hyatt, a newly constructed 310-unit assisted living community under lease up in Yonkers, New York accounted for on the equity method and an increase in revenues of $419,000 from increased supported-living service fees. The balance of the increase in revenue in the Residential Group of approximately $600,000 was generally due to fluctuations in mature properties.

     Revenues for the Residential Group decreased $42,255,000 or 33.4% in 2001 compared to 2000. Revenues, adjusted for equity method depreciation, for the Residential Group increased by $42,857,000 or 32.0% in 2001 compared to 2000. These increases were primarily the result of the acquisitions made and properties opened of $21,739,000 as noted in the second table above, an increase of $24,620,000, for reduction of reserves for notes receivable and related accrued interest in the syndicated property portfolio as described above and an increase in investment earnings from the Grand of $1,199,000 and Drake of $1,040,000. These increases are offset by the dispositions of properties of $4,085,000 for Studio Colony, a 450-unit apartment complex in Los Angeles, California, Palm Villas, a 350-unit apartment complex in Henderson, Nevada, Whitehall Terrace , a 188-unit apartment complex in Kent, Ohio, Oaks, a 248-unit apartment complex in Bryan, Texas and Peppertree, a 208-unit apartment complex in College Station, Texas. The remaining decrease in revenue was generally due to a decline in results of mature properties.

     Operating and Interest Expenses - Operating expenses for the Residential Group decreased $1,879,000 or 2.3% for 2002 compared to 2001. These decreases were primarily the result of decreases in expenses of $2,523,000 due to dispositions of properties as noted in the third table above, decreases in abandoned development project write-offs of $11,149,000 in 2002 from 2001 and $4,380,000 for Trowbridge which in 2002 is being shown as discontinued operations. These decreases were partially offset primarily by increases as a result of acquisitions made and properties opened during 2002 and 2001 of $15,459,000 as noted in the first table above. Additionally, expenses associated with supported-living service fee income increased by $395,000. The remaining increase of approximately $300,000 was generally due to increased operating costs of mature properties. Interest expense for the Residential Group decreased by $158,000 or 0.7% for 2002 compared to 2001. The decrease in interest expense is primarily the result of the lower variable interest rates.

     Operating expenses for the Residential Group increased by $32,118,000 or 66.8% in 2001 compared to 2000. The increase in operating expenses was primarily due to the reduction in the reserve for the collection of a note receivable in 2000 from Millender Center of $10,775,000 that did not recur in 2001. Operating expenses also increased by $7,779,000 due to the write-off in 2001 of abandoned development projects, primarily in New York City and Northern California. Additionally, increases from acquisitions made and properties opened during fiscal 2001 and 2000 of $14,100,000 are noted in the second table above. Interest expense decreased by $72,000 or 0.3% in 2001 compared to 2000. The increase in interest expense is the result of acquisitions and openings of new properties.

Land Development Group

     Revenues - Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group increased by $22,101,000 in 2002 compared to 2001. This increase is primarily the result of increases in land sales of $39,751,000 at four major land development projects: Stapleton in Denver, Colorado, Willowbrook in Twinsburg, Ohio, New Haven in Barberton, Ohio and Waterbury in North Ridgeville, Ohio combined with several smaller sales increases at various land development projects. In addition, revenues increased by $1,682,000 as a result of the sale of land options at Paseo del Este in El Paso, Texas. These increases were partially offset by decreases of $19,331,000 at five major land development projects: Central Station in Chicago, Illinois, Chestnut Lakes in Elyria, Ohio, Westwood Lakes in Tampa, Florida, The Greens at Birkdale Village in Huntersville, North Carolina and Avalon in North Ridgeville, Ohio combined with several smaller sales decreases at various land development projects. Westwood Lakes, The Greens at Birkdale Village and Avalon properties have completely sold out.

     Revenues for the Land Development Group increased by $36,426,000 in 2001 compared to 2000. These increases are primarily the result of increases in land sales of $48,314,000 compared to the prior year at five major land development projects: Stapleton, Central Station, Waterbury, Avalon and Greens at Birkdale Village combined with several smaller sales increases at various land development projects. These increases were partially offset by decreases of $10,779,000 primarily from Westwood Lakes, Old Stone Crossing at Caldwell Creek in Charlotte, North Carolina and Aberdeen in Highland Heights, Ohio combined with several smaller sales decreases at various land development projects.

     Operating and Interest Expenses - The fluctuation in Land Development Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses increased by $15,286,000 in 2002 compared to 2001. This increase is due to increased combined expenses of $23,132,000 primarily at five land development projects: Stapleton, Central Station, Willowbrook, New Haven and Waterbury combined with several smaller expense increases at various land development projects. These increases were partially offset by decreases of $7,845,000 primarily at four land development projects: Chestnut Lakes, The Greens at Birkdale Village, Westwood Lakes and Avalon along with several smaller expense decreases at various land development projects.

     Operating expenses increased in 2001 compared to 2000 by $8,247,000 primarily from increased combined expenses of $16,443,000 at four major land development projects: Stapleton, Central Station, Waterbury and Avalon. These increases were partially offset by decreases in expenses of $7,655,000 as the result of decreases in land sales volume at Westwood Lakes, Old Stone Crossing at Caldwell Creek and Aberdeen.

     Interest expense decreased by $225,000 in 2002 compared to 2001 and decreased by $1,341,000 in 2001 compared to 2000. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

Lumber Trading Group

     Revenues - Revenues for the Lumber Trading Group decreased by $18,668,000 in 2002 compared to 2001. The decrease was primarily due to an extreme downward movement of commodity lumber prices. The downward movement was the result of an extreme oversupply situation.

     Revenues for the Lumber Trading Group increased by $10,301,000 in 2001 compared to 2000. The increase was primarily due to an increase in lumber trading margins in 2001 compared to 2000. The increase in lumber trading margins in 2001 results from improved market conditions for portions of the year including the spring when lumber prices increased significantly.

     Operating and Interest Expenses - Operating expenses for the Lumber Trading Group decreased by $13,829,000 in 2002 compared to 2001. This decrease was primarily due to lower variable expense resulting from the decreased revenue explained above. Interest expense decreased $476,000 in 2002 compared to 2001 primarily due to a reduction in interest rates.

     Operating expenses for the Lumber Trading Group increased by $8,569,000 in 2001 compared to 2000. This increase was primarily due to increased variable expenses, principally traders’ commissions, due to increased lumber trading margins compared to 2000. Interest expense decreased $2,453,000 in 2001 compared to 2000 due to a reduction in both the amount of borrowing levels and interest rates.

Corporate Activities

     Revenues - Corporate Activities’ revenues increased $545,000 in 2002 compared to 2001 and increased $87,000 in 2001 compared to 2000. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by the Company and vary from year to year depending on interest rates and the amount of loans outstanding.

     Operating and Interest Expenses - Operating expenses for Corporate Activities decreased $234,000 in 2002 compared to 2001 and increased $6,307,000 in 2001 compared to 2000. Operating expenses for 2001 increased over 2000 primarily as the result of an increase in general insurance accruals and additional information technology costs. Interest expense decreased by $2,781,000 in 2002 compared to 2001 as a result of reduced variable interest rates and by $3,976,000 in 2001 compared to 2000 as a result of decreased borrowings and reduced variable interest rates. Corporate Activities’ interest expense consists primarily of interest expense on the 8.50% Senior Notes and the long-term credit facilities that have not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Depreciation and Amortization - Depreciation and amortization increased $17,159,000 in 2002 compared to 2001 and decreased $522,000 in 2001 compared to 2000. Depreciation and amortization for 2002 increased over 2001 primarily as a result of acquisitions made and the opening of new properties offset by property dispositions and properties classified as discontinued operations. The decrease in depreciation and amortization in 2001 over 2000 was primarily the result of property dispositions offset by acquisitions made and the opening of new properties.

Discontinued Operations

     The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of business. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances. Three properties classified as discontinued operations were reclassified as such in the Statement of Earnings for the year ended January 31, 2003. Due to the immateriality of the operating results of these three entities for the years ended January 31, 2002 and 2001, no reclassification was made in the Consolidated Statement of Earnings for those years.

     Included in discontinued operations for the year ended January 31, 2003 are three properties: Bay Street, Courtland Center and Trowbridge. Bay Street, a 16,000 square foot retail center located in Staten Island, New York, was sold in the fourth quarter of fiscal 2002. Courtland Center, a 458,000 square foot retail center located in Flint, Michigan, was also sold during the fourth quarter of fiscal 2002. Trowbridge is located in Southfield, Michigan, has 305 supported-living units, and its deed was accepted by its lender in lieu of foreclosure in April 2003. Bay Street and Courtland Center were previously included in the Commercial Group and Trowbridge is included in the Residential Group.

Using the full consolidation method, the assets and liabilities and operating results relating to assets sold and assets held for sale are as follows.

	January 31,

	2003	2002

	(in thousands)
Assets
Real estate, net	$20,004	$38,248
Other assets	1,021	2,840

	$21,025	$41,088

Liabilities
Mortgage debt, nonrecourse	$20,822	$43,938
Other liabilities	574	2,467

	$21,396	$46,405

(1)	Amounts have not been restated as discontinued operations on the Consolidated Statement of Earnings and have been included here for informational purposes only.

	Years Ended January 31,

	2003	2002 (1)	2001 (1)

	(in thousands)
Revenues	$11,688	$13,051	$12,998

Expenses
Operating expenses	7,409	7,710	6,994
Interest expense	1,565	2,833	3,505
Depreciation and amortization	2,112	1,813	1,753

	11,086	12,356	12,252

Gain on disposition of operating properties	6,969	—	—

Earnings before income taxes	7,571	695	746

Income tax expense
Current	1,806	215	245
Deferred	693	69	115

	2,499	284	360

Earnings before minority interest	5,072	411	386
Minority interest	131	216	38

Net earnings from discontinued operations	$5,203	$627	$424

(1)	Amounts have not been restated as discontinued operations on the Consolidated Statement of Earnings and have been included here for informational purposes only.

Other Transactions

Gain (Loss) on Disposition of Operating Properties and Other Investments, Provision for Decline in Real Estate and Extraordinary Items - The following table summarizes the gain (loss) on disposition of operating properties and other investments by year.

				Plus
				Unconsolidated
			Less Minority	Investments at	Pro-Rata
Years Ended January 31,		Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
2003
Continuing Operations
Available-for-sale equity securities		$(295)	$—	$—	$(295)
Discontinued Operations
Courtland Center*	Flint, MI	7,087	—	—	7,087
Bay Street	Staten Island, NY	125	55	—	70
Other		(243)	—	—	(243)

		6,969	55	—	6,914

Total		$6,674	$55	$—	$6,619

2002
Tucson Mall*	Tucson, AZ	$86,096	$—	$—	$86,096
Palm Villas Apartments*	Henderson, NV	7,259	—	—	7,259
Bowling Green Mall*	Bowling Green, KY	1,892	—	—	1,892
Peppertree Apartments	College Station, TX	1,682	—	—	1,682
Whitehall Terrace Apartments*	Kent, OH	1,105	—	—	1,105
The Oaks Apartments	Bryan, TX	(1,010)	—	—	(1,010)
Chapel Hill Towers Apartments*	Akron, OH	—	—	5,007	5,007
Baymont Inn	Mayfield Hts., OH	—	—	674	674
Available-for-sale equity securities		(5,586)	—	—	(5,586)
Other		(329)	—	—	(329)

Total		$91,109	$—	$5,681	$96,790

2001
Studio Colony Apartments*	Los Angeles, CA	$25,726	$—	$—	$25,726
Tucson Place*	Tucson, AZ	8,734	—	—	8,734
Highlands Apartments	Grand Terrace, CA	599	—	—	599
Canton Centre Mall*	Canton, OH	(436)	—	—	(436)
Gallery at Metrotech	Brooklyn, NY	(6,868)	(250)	—	(6,618)
Available-for-sale equity securities		20,654	—	2,359	23,013

Total		$48,409	$(250)	$2,359	$51,018

*	Sold in a tax-deferred exchange for a replacement property through an intermediary.

     Provision for Decline in Real Estate - During the years ended January 31, 2003, and 2002, the Company recorded a Provision for Decline in Real Estate totaling $8,221,000 and $8,783,000, respectively. The provisions represent the adjustment to fair market value of land held by the Commercial and Residential Groups. During the year ended January 31, 2001, the Company recorded a Provision for Decline in Real Estate totaling $1,231,000. The provision represents the write-down to estimated fair value, less cost to sell, of Canton Centre Mall.

     Extraordinary Items – The Company adopted the provisions of Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145), which requires gains or losses from early extinguishment of debt to be classified in operating income or loss. The Company previously recorded gains or losses from early extinguishment of debt as an extraordinary item, net of tax, in its Statement of Earnings. For the years ended January 31, 2003 and 2002, the Company has reclassified $1,653,000 and $386,000, respectively, of early extinguishment of debt to interest expense. There were no early extinguishments of debt for the year ended January 31, 2001.

     Income Taxes – Income tax expense totaled $31,826,000, $63,334,000 and $22,312,000 in 2002, 2001 and 2000, respectively. At January 31, 2003, the Company had a net operating loss carryforward for tax purposes of $8,516,000 (generated primarily from the impact of depreciation expense from real estate properties on the Company’s net earnings) that will expire in the year ending January 31, 2022, General Business Credit carryovers of $7,581,000 that will expire in the years ending January 31, 2004 through 2023 and Alternative Minimum Tax (“AMT”) carryforward of $34,096,000 that is available until used to reduce Federal tax to the AMT amount. The Company’s policy is to consider a variety of tax-saving strategies when evaluating its future tax position.

     EBDT - Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). The Company excludes gain (loss) on the disposition of operating properties and other investments from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of operating properties and other investments, other than commercial land and airrights or land held by the Land Development Group, as non-recurring items. Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported in operating earnings. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT. The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are noncash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are noncash items. The provision for decline in real estate is excluded from EBDT because it is a noncash item that varies from year to year based on factors unrelated to the Company’s overall financial performance. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies. See Item 6. Selected Financial Data on pages 20-23.

FINANCIAL CONDITION AND LIQUIDITY

     The Company believes that its sources of liquidity and capital are adequate to meet its funding obligations. The Company’s principal sources of funds are cash provided by operations, the long-term credit facility and refinancings and dispositions of mature properties. The Company’s principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for its existing portfolio, payments on nonrecourse mortgage debt on real estate and payments on the long-term credit facility.

     Stock Offering - On September 28, 2001, the Company sold 3,900,000 shares of Class A common stock at an initial price of $32.23 per share and realized net proceeds, after offering costs, of $117,663,000. The proceeds were used to reduce borrowings under the previous revolving credit facility by $104,000,000 and to fund development projects.

     Long-Term Credit Facility - At January 31, 2003, the Company had $135,250,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The credit facility includes a $100,000,000 term loan with an outstanding balance of $81,250,000 as of January 31, 2003 and a $250,000,000 revolving line of credit, both of which mature in March 2006 and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($26,788,000 in letters of credit outstanding and $-0- surety bonds at January 31, 2003). Quarterly principal payments of $6,250,000 on the new term loan commenced July 1, 2002.

     At January 31, 2002, the Company had $54,000,000 outstanding under its $265,000,000 revolving credit facility. The balance was paid in full on March 5, 2002 with the proceeds from the new term loan discussed above. The revolving credit facility was scheduled to mature on March 31, 2003 and allowed for up to a combined amount of $30,000,000 in outstanding letters of credit and surety bonds ($17,087,000 and $9,675,000, respectively, were outstanding at January 31, 2002). The revolving credit available was reduced quarterly by $2,500,000 and at January 31, 2002, the revolving credit line was $250,000,000.

     The long-term credit facility provides, among other things, for: 1) at the Company’s election, interest rates of 2.125% over London Interbank Offered Rate (LIBOR) or 1/2% over the prime rate except for the last $50,000,000 of borrowings in the case of the revolving loans which is based on 2.75% over LIBOR or 3/4% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restriction of $20,000,000 on dividend payments and stock repurchases. At January 31, 2003, retained earnings of $9,088,000 were available for payment of dividends. On March 5, 2003, the anniversary date of the long-term credit facility, this amount was reset to the $20,000,000 limitation.

     In order to mitigate the short-term variable interest rate risk on its long-term credit facility, the Company has entered into LIBOR interest rate swaps and purchased LIBOR interest rate caps. Swaps are in effect through January 31, 2004 which effectively fix the LIBOR rate at 1.78% for a notional amount of $56,250,000 beginning February 1, 2003, and effectively fix the LIBOR rate at 1.77% for a notional amount of $75,000,000 beginning December 1, 2002. LIBOR interest rate caps for 2003 were purchased at an average rate of 5.13% at a notional amount of $75,651,000 covering the period February 1, 2003 through February 1, 2004. LIBOR interest rate caps for 2004 were purchased at an average rate of 5.00% at a notional amount of $147,882,000 covering the period February 1, 2004 through August 1, 2004.

     Interest incurred on the long-term credit facility was $7,033,000 in 2002, $10,969,000 in 2001 and $16,163,000 in 2000. Interest paid on the long-term credit facility was $6,430,000 in 2002, $11,540,000 in 2001 and $15,162,000 in 2000.

     Lumber Trading Group - The Lumber Trading Group is financed separately from the rest of the Company’s strategic business units. The financing obligations of Lumber Trading Group are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings

     The Company is actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2003 and 2004, generally pursuing long-term fixed-rate debt. During the year ended January 31, 2003, the Company completed the following financings:

Purpose of Financing

(in thousands)
Refinancings	$409,496
Development projects (commitment)	334,900
Loan extensions	192,056
Acquisitions	114,467

$1,050,919

Reduction of mortgage debt due to property dispositions	$22,161

For maturing debt, the Company continues to seek long-term debt for those project loans which mature within the next 12 months as well as for those projects which will begin operation within the next 12 months, generally pursuing fixed-rate loans. For construction loans, the Company generally pursues floating-rate financings with maturities ranging from two to five years.

Interest Rate Exposure

At January 31, 2003, the composition of nonrecourse mortgage debt was as follows.

			Less	Plus Unconsolidated
	Full		Minority	Investments	Pro-Rata
	Consolidation	Rate(1)	Interest	at Pro-Rata	Consolidation	Rate(1)

		(dollars in thousands)
Fixed	$2,030,035	7.16%	$354,961	$558,600	$2,233,674	7.28%
Variable
Taxable(2)	805,574	4.67%	149,971	194,736	850,339	4.50%
Tax-Exempt	105,000	2.25%	11,550	79,963	173,413	2.31%
UDAG	75,498	2.00%	13,335	11,862	74,025	2.83%

	$3,016,107	6.20%	$529,817	$845,161	$3,331,451	6.21%

(1)	Reflects weighted average interest rate including both the base index and lender margin.

(2)	Taxable variable-rate debt of $805,574 at full consolidation and $850,339 at pro-rata consolidation is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2004.

At January 31, 2003, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development was as follows.

		Less	Plus Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(dollars in thousands)
Variable (1)	$214,428	$36,963	$57,395	$234,860
Fixed	4,000	1,200	1,101	3,901

Total	$218,428	$38,163	$58,496	$238,761

Commitment from lenders	$514,158	$100,190	$148,894	$562,862

(1)	Includes tax-exempt variable-rate debt of $52,000 at full consolidation and $77,370 at pro-rata consolidation.

     To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate caps and swaps for its nonrecourse mortgage debt portfolio as follows:

	Caps		Swaps(1)

		Average		Average
Coverage	Amount	Rate	Amount	Rate

	(dollars in thousands)
02/01/03 - 02/01/04	$792,411	6.48%	$254,663	2.49%
02/01/04 - 02/01/05(2)	341,771	7.20%	270,484	2.74%
02/01/05 - 02/01/06	227,256	7.83%	52,955	4.54%
02/01/06 - 02/01/07	90,953	7.58%	51,905	4.54%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.

(2)	LIBOR interest rate swaps of $200,000 were executed in March 2003 at an average rate of 2.21%.

     The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.37% and has not exceeded 7.90%.

     Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of the Company’s taxable variable-rate debt by approximately $7,000,000 at January 31, 2003. This increase is net of the protection provided by the interest rate swaps and long-term LIBOR contracts in place as of January 31, 2003. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of the Company’s tax-exempt variable-rate debt by approximately $6,100,000 at January 31, 2003.

Lumber Trading Group Liquidity

     Lumber Trading Group is separately financed with a revolving line of credit and an asset securitization facility which totaled $80,000,000 and $86,000,000 at January 31, 2003 and 2002, respectively. The bank line of credit allows for up to $5,000,000 in outstanding letters of credit (none outstanding at January 31, 2003 and 2002) which reduce the credit available to the Lumber Trading Group. Borrowings under the bank line of credit, which are nonrecourse to the Company, are collateralized by all the assets of the Lumber Trading Group, bear interest at the lender’s prime rate or LIBOR plus an applicable margin ranging from 1.375% to 1.75%, and have a fee of 0.2% to 0.4% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee are based on a quarterly interest coverage ratio. The bank line of credit is subject to review and extension annually, and expires on June 30, 2003. At January 31, 2003, $1,770,000 was outstanding under this revolving line of credit. A second $6,000,000 line of credit was reduced to $5,000,000 in June 2002 and was closed prior to January 31, 2003.

     The Lumber Trading Group has entered into a three-year agreement, expiring in July 2005 under which it is selling an undivided interest in a pool of receivables up to a maximum of $102,000,000 to a large financial institution (the “Financial Institution”). The Company bears no risk regarding the collectability of the accounts receivable once sold, and cannot modify the pool of receivables. At January 31, 2003 and 2002, the Financial Institution held an interest of $41,000,000 and $44,000,000, respectively, in the pool of receivables. Sales of accounts receivable have averaged $48,900,000 and $44,300,000 per month during the years ended January 31, 2003 and 2002, respectively.

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

     These credit facilities are without recourse to the Company. The Company believes that the amount available under these credit facilities will be sufficient to meet the Lumber Trading Group’s liquidity needs.

Cash Flows - Full Consolidation

     Net cash provided by operating activities was $214,570,000, $81,595,000 and $187,427,000 for 2002, 2001 and 2000, respectively. The increase in net cash provided by operating activities in 2002 from 2001 is the result of an increase of $113,637,000 in rents and other revenues received (primarily attributable to an increase in operating revenues of $30,622,000, a decrease in net notes and accounts receivable for Lumber Trading Group of $19,675,000 in 2002 compared to an increase in net notes and accounts receivable of $36,465,000 in 2001, and the non-recurring reduction of $24,620,000 of reserves against Residential Group notes receivable in 2001), an increase in land sales of $28,605,000, a decrease of $10,951,000 in operating expenditures (primarily due to an increase in accounts payable), and a decrease in interest paid of $6,505,000. These increases were partially offset by an increase in land development expenditures of $17,335,000 and a decrease in cash distributions from operations of unconsolidated entities of $9,388,000.

     The decrease in net cash provided by operating activities in 2001 from 2000 is the result of an increase of $83,992,000 in operating expenditures, a decrease in cash distributions from operations of unconsolidated entities of $30,079,000, a decrease of $8,341,000 in rents and other revenues received (primarily attributable to an increase in operating revenues of $94,448,000, offset by an increase in net notes and accounts receivable of $36,465,000 in 2001 for Lumber Trading Group compared to a decrease in net notes and accounts receivable of $56,942,000 in 2000, as well as the reversal of $24,620,000 of reserves against Residential Group notes receivable), and an increase in interest paid of $2,505,000. These decreases were partially offset by an increase in proceeds from land sales of $11,969,000 and a decrease of $7,116,000 in land development expenditures.

     Net cash used in investing activities totaled $605,249,000, $213,286,000 and $500,136,000 for 2002, 2001 and 2000, respectively. Capital expenditures totaled $564,809,000, $425,991,000 and $505,284,000 for 2002, 2001 and 2000, respectively, and were financed with cash provided from operating activities, new nonrecourse mortgage indebtedness of $395,000,000, $267,000,000 and $337,000,000 incurred in 2002, 2001 and 2000, respectively, borrowings on the long-term credit facility and proceeds from disposition of operating properties and other investments.

     In 2002, 2001 and 2000, $25,913,000, $190,011,000 and $130,751,000, respectively, was collected in proceeds from the disposition of operating properties and other investments. In 2002, the Company collected proceeds from the sale of Courtland Center and Bay Street, which were partially used to reduce total mortgage debt by $22,161,000 (see “Mortgage Financings”). In 2001, proceeds from the sale of Tucson and Bowling Green Malls and Chapel Hill, Whitehall Terrace, Peppertree, Palm Villas and The Oaks, residential apartment properties, were partially used to reduce total mortgage debt by $111,952,000. In 2000, proceeds from the sale of Studio Colony, Highlands,Tucson Place and the sale of available-for-sale equity securities were used to reduce total mortgage debt by $188,545,000.

     In 2002, the Company invested $66,353,000 in investments in and advances to real estate affiliates, received a return on its investments in and advances to real estate affiliates of $22,694,000 in 2001 and invested $125,603,000 in investments in and advances to real estate affiliates in 2000. The 2002 investments were primarily related to the following development projects: Short Pump Town Center ($42,285,000), a regional mall under construction in Richmond, Virginia, various projects in New York City ($26,359,000), Stone Gate at Bellefair ($5,668,000), a supported-living project under construction in Ryebrook, New York, offset by a return on investment of $9,576,000 from Mall at Robinson in Pittsburgh, Pennsylvania. The 2000 investments were primarily related to advances on behalf of the Company’s joint venture partner in the New York City area urban retail development ($18,754,000), two commercial shopping centers: Mall at Stonecrest in Atlanta, Georgia ($8,648,000) and Mall at Robinson ($6,896,000) and unconsolidated entities of $88,656,000.

     Net cash provided by financing activities totaled $462,981,000, $117,480,000 and $292,892,000 in 2002, 2001 and 2000, respectively. The Company’s refinancing of mortgage indebtedness is discussed above (see “Mortgage Financings”), and borrowings under new nonrecourse mortgage indebtedness for acquisition and development activities is included above in the discussion of net cash used in investing activities.

     Financing activities for 2002 also reflected a repayment of borrowings under the long-term credit facility of $78,000,000 from proceeds of the new $100,000,000 term loan, $18,750,000 of quarterly repayments of the term loan, an increase of $17,317,000 in restricted cash (primarily from residential construction and tenant cancellation fees held in escrow for future improvements for 42nd Street), an increase in book overdrafts of $2,552,000 (representing checks issued but not yet paid), payment of deferred financing costs of $10,944,000, a net increase of $14,930,000 in notes payable, an increase in minority interest of $4,776,000, proceeds of $3,137,000 from the exercise of stock options and payments of $10,912,000 of dividends to shareholders.

     Financing activities for 2001 also reflected proceeds from the sale of common stock through a public offering of $117,663,000, of which $104,000,000 was used to reduce the long-term credit facility, and an additional repayment of $56,000,000 on the long-term credit facility, an increase of $37,002,000 in restricted cash (primarily from the Stapleton project in Denver, Colorado and a supported-living residential project in Long Island, New York), an increase in book overdrafts of $5,406,000 (representing checks issued but not yet paid), payment of deferred financing costs of $17,080,000, a net increase of $9,162,000 in notes payable, a decrease in minority interest of $2,219,000, proceeds of $4,577,000 from the exercise of stock options and payments of $8,213,000 of dividends to shareholders.

     Financing activities for 2000 reflected a decrease in book overdrafts of $30,993,000 (representing checks issued but not yet paid), an increase in minority interest of $2,084,000, an increase in borrowings of subordinated debt of $20,400,000, a net decrease of $17,278,000 in notes payable (primarily comprised of a reduction in borrowings outstanding against the line of credit in the Lumber Trading Group), payment of deferred financing costs of $30,682,000 and payments of $6,608,000 of dividends to shareholders.

COMMITMENTS AND CONTINGENCIES

     The Company has adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The guarantees discussed below were entered into prior to January 1, 2003 and, therefore, have not been recorded in the Company’s Consolidated Financial Statements at January 31, 2003, pursuant to the provisions of FIN No. 45. The Company believes the risk of payment under these guarantees is remote and, to date, no payments have been made under these guarantees.

     As of January 31, 2003, the Company has guaranteed loans totaling $3,200,000, relating to a $1,800,000 bank loan for the Stone Gate at Bellefair supported-living Residential Group project in Ryebrook, New York and the Company’s $1,400,000 share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. The bank loan guaranty is expected to terminate in early 2003. The bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company had outstanding letters of credit of $26,788,000 as of January 31, 2003. The maximum potential amount of future payments on the guaranteed loans and letters of credit the Company could be required to make is the total amounts noted above.

     The Company, as a general partner for certain limited partnerships, guarantees the funding of operating deficits of newly-opened apartment projects for an average of five years. At January 31, 2003, the maximum potential amount of future payments on these operating deficit guarantees the Company could be required to make is approximately $21,000,000. The Company would seek to recover any amounts paid through refinancing or sales proceeds of the apartment project. These partnerships typically require the Company to identify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive, or the loss of allocated tax credits and tax losses. At January 31, 2003 the maximum potential payment under these tax indemnity guarantees was approximately $112,000,000. The Company believes that all necessary requirements for qualifications for such tax credits have been and will be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company has obtained legal opinions from major law firms supporting the validity of the tax credits.

     The Company’s mortgage loans are all non-recourse, however in some cases lenders carve-out certain items from the non-recourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2003 the outstanding balance of the partners’ share of these loans was approximately $380,000,000. The Company believes the risk of payment on the carve-out guarantees is mitigated in most cases by the fact the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and insurance coverage for items such as fraud.

     The Company customarily guarantees lien-free completion of projects under construction. Upon completion, the guarantees are released. At January 31, 2003, the Company has guaranteed completion of construction of development projects with a total cost of $2,078,000,000 which are approximately 53% complete in the aggregate. The projects have total loan commitments of $1,683,000,000, of which approximately $822,000,000 was outstanding at January 31, 2003. To date, the Company's subsidiaries have been successful in consistently delivering lien-free completion of construction projects, without calling the Company’s guarantee of completion.

     The Company is also involved in certain claims and litigation related to its operations. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements. The Company, although not a named defendant, was providing a defense in a lawsuit relating to Emporium, a retail and office development project in San Francisco. The lawsuit challenged the Company’s right to entitlements under California environmental law. A verdict favorable to the Company was obtained in May 2001, an appeal was filed by the plaintiffs and was denied on September 30, 2002. A petition for rehearing was filed by the plaintiffs and was denied in October 28, 2002. The plaintiffs filed a petition for review by the California Supreme Court. This request was denied and the matter is now closed.

SHELF REGISTRATION

     The Company, along with its wholly-owned subsidiary Forest City Enterprises Capital Trust I and Forest City Enterprises Capital Trust II, filed an amended shelf registration statement with the Securities and Exchange Commission (SEC) on May 24, 2002. This shelf registration statement amends the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide Forest City flexibility to raise, from time to time, up to an aggregate of $842,180,000 from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities.

DIVIDENDS

     On June 11, 2002, the Board of Directors voted to increase the 2002 quarterly dividend to $.06 per share on both Class A and Class B Common Stock, representing a 20% annual increase over the previous quarterly dividend.

     The first, second, third and fourth 2002 quarterly dividends of $.05, $.06, $.06 and $.06, respectively, per share on shares of both Class A and Class B Common Stock were paid June 17, 2002, September 17, 2002, December 16, 2002 and March 17, 2003, respectively.

     The first 2003 quarterly dividend of $.06 per share on both Class A and Class B Common Stock was declared on March 12, 2003 and will be paid on June 16, 2003 to shareholders of record at the close of business on June 2, 2003.

NEW ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items unless they meet the criteria of Accounting Principles Board Opinion (APBO) No. 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has elected to adopt the provision of SFAS No. 145 for the year ended January 31, 2003 and, as a result, an extraordinary loss of $1,653,000 (pre-tax) and $386,000 (pre-tax) related to early extinguishment of debt has been reclassified to interest expense for the year ended January 31, 2003 and January 31, 2002 respectively. The Company does not expect this pronouncement to have any other material impact on the Company’s financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have a an immediate material impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaking in issuing the guarantee. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this Interpretation will impact the Company’s financial position, results of operations and cash flows through the recording of a liability and related increase in investment, or expense depending on the nature of the guarantee issued. The Company has disclosed the significant guarantees it has outstanding at January 31, 2003 in Note O to the Consolidated Financial Statements.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation is effective for the Company for fiscal year ended January 31, 2004. The new requirements for interim disclosure will be effective for interim periods beginning in the quarter ending April 30, 2003. The Company will continue to apply APBO No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation and does not expect SFAS No. 148 to have a material impact on the Company’s financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and in the first year or interim period beginning after June 15, 2003 to existing variable interest entities. The Company is in the process of assessing the impact of this interpretation and believes it is reasonably possible the Company is the primary beneficiary on many of its equity method investments and will be required to fully consolidate these investments as variable interest entities beginning in the quarter ending October 31, 2003. The financial position and results of operations for the Company’s equity method investments are presented in Note E - Investments In and Advances to Affiliates on page 74 of this Form 10-K.

SUBSEQUENT EVENTS

     The Company currently wholly-owns a major retail development project (the “Project”) in California, which is included in Projects Under Development in the Company’s Consolidated Balance Sheet at January 31, 2003. During the fourth quarter of 2002, the Company entered into negotiations to form a joint venture with another party (“partner”) to develop, lease and own the project. The partner currently owns a completed retail center which will connect to the Project upon completion. The Project will be jointly owned and controlled by the Company and its partner in the newly-formed joint venture. If formation of this joint venture is completed, the project will no longer be consolidated and will be accounted for under the equity method of accounting.

     Granite Development Partners, L.P. (“Granite”) is a limited partnership which owns interests in several land developments held for resale, the most significant of which is a one-third interest in Seven Hills in Henderson, Nevada. Granite is scheduled to terminate and liquidate when it completes its land resale activity in 2005. The Company, as general partner of Granite, has all of the economic risk. Granite has the wherewithal to retire in full its $20,000,000 of 10.83% senior notes outstanding from its own cash flow through 2005. However, the Company’s effective borrowing rate on its long-term credit facility is much lower than 10.83%. The amount of the spread between Granite’s and the Company’s borrowing rate resulted in the Company’s decision to invest an additional amount that was sufficient for Granite to retire its notes in full in March 2003. The Company invested $14,000,000 in March 2003 and $4,000,000 in the fourth quarter of 2002. In March 2003, the Company was redeemed of $6,251,550 of those senior notes which it owned and which were included in Investments In and Advances To Affiliates in the Company’s Consolidated Balance Sheet at January 31, 2003. The Company also received a return of $2,405,550 of its $18,000,000 additional investment.

     In March 2003 grants to key employees and directors of 653,800 Class A common stock options and 112,500 shares of restricted Class A common stock were approved.

     The Company executed $200,000,000 of LIBOR interest rate swaps in March 2003 at an average rate of 2.21%.

     In April 2003, the Company returned the deed on Trowbridge to the lender. Trowbridge is a 305-unit supported-living facility located in Southfield, Michigan. The deed was accepted by the lender in lieu of foreclosure resulting in a net gain on the disposal of approximately $250,000 which will be recorded by the Company in the first quarter of 2003.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     This Form 10-K, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed on pages 5-12 and other factors that might cause differences, some of which could be material, include, but are not lim-

ited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, the level and volatility of interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, the rate revenue increases versus the rate of expense increases, the cyclical nature of the lumber wholesaling business, as well as other risks listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

SUMMARY OF EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES (EBDT)

     Management analyzes its properties using the pro-rata consolidation method because it provides operating data at the Company’s ownership share and the Company publicly discloses and discusses its performance using this method of consolidation to compliment its GAAP disclosures. The information in the tables below present amounts for both full consolidation and pro-rata consolidation, providing a reconciliation of the difference between the two methods, as well as a reconciliation from EBDT to Net Earnings. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100 percent if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control.

Summary of Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) -Year Ended January 31, 2003

	Commercial Group

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$593,715	$123,884	$106,520	$6,177	$582,528
Exclude straight-line rent adjustment	(12,255)	—	—	81	(12,174)
Add back equity method depreciation expense	15,656	—	(15,656)	—	—

Adjusted revenues	597,116	123,884	90,864	6,258	570,354
Operating expenses, including depreciation and amortization for non-Real Estate Groups	314,693	68,479	60,389	2,993	309,596
Exclude straight-line rent adjustment	(6,690)	—	—	—	(6,690)

Adjusted operating expenses	308,003	68,479	60,389	2,993	302,906
Interest expense	123,087	32,753	30,475	723	121,532
Exclude early extinguishment of debt(a)	—	—	—	—	—

Adjusted interest expense	123,087	32,753	30,475	723	121,532
Income tax (benefit) provision	(1,113)	—	—	(7)	(1,120)
Exclude tax on early extinguishment of debt(a)	—	—	—	—	—

Adjusted income tax (benefit) provision	(1,113)	—	—	(7)	(1,120)
Minority interest in earnings before depreciation and amortization	22,652	22,652	—	—	—
Total deductions	452,629	123,884	90,864	3,709	423,318
Add: EBDT from discontinued operations	2,549	—	—	(2,549)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$147,036	$—	$—	$—	$147,036

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$152,750	$4,797	$72,975	$2,856	$223,784
Exclude straight-line rent adjustment	—	—	—	—	—
Add back equity method depreciation expense	10,328	—	(9,837)	—	491

Adjusted revenues	163,078	4,797	63,138	2,856	224,275
Operating expenses, including depreciation and amortization for non-Real Estate Groups	78,326	3,685	41,152	2,332	118,125
Exclude straight-line rent adjustment	—	—	—	—	—

Adjusted operating expenses	78,326	3,685	41,152	2,332	118,125
Interest expense	24,978	697	21,986	426	46,693
Exclude early extinguishment of debt(a)	(1,653)	—	—	—	(1,653)

Adjusted interest expense	23,325	697	21,986	426	45,040
Income tax (benefit) provision	8,579	—	—	(513)	8,066
Exclude tax on early extinguishment of debt(a)	654	—	—	—	654

Adjusted income tax (benefit) provision	9,233	—	—	(513)	8,720
Minority interest in earnings before depreciation and amortization	415	415	—	—	—
Total deductions	111,299	4,797	63,138	2,245	171,885
Add: EBDT from discontinued operations	611	—	—	(611)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$52,390	$—	$—	$—	$52,390

	Land Development Group

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$82,853	$4,628	$23,980	$—	$102,205
Operating expenses, including depreciation and amortization for non-Real Estate Groups	43,093	2,724	21,627	—	61,996
Interest expense	785	—	2,353	—	3,138
Income tax provision	15,008	—	—	—	15,008
Minority interest in earnings before depreciation and amortization	1,904	1,904	—	—	—

Total deductions	60,790	4,628	23,980	—	80,142

Earnings before depreciation, amortization and deferred taxes (EBDT)	$22,063	$—	$—	$—	$22,063

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$97,060	$—	$—	$—	$97,060
Operating expenses, including depreciation and amortization for non-Real Estate Groups	93,274	—	—	—	93,274
Interest expense	2,655	—	—	—	2,655
Income tax provision	957	—	—	—	957
Minority interest in earnings before depreciation and amortization	—	—	—	—	—

Total deductions	96,886	—	—	—	96,886

Earnings before depreciation, amortization and deferred taxes (EBDT)	$174	$—	$—	$—	$174

Summary of Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT)-Year Ended January 31, 2003 (continued)

	Corporate Activities

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$1,172	$—	$—	$—	$1,172
Exclude straight-line rent adjustment	—	—	—	—	—
Add back equity method depreciation expense	—	—	—	—	—

Adjusted revenues	1,172	—	—	—	1,172
Operating expenses, including depreciation and amortization for non-Real Estate Groups	19,532	—	—	—	19,532
Exclude straight-line rent adjustment	—	—	—	—	—

Adjusted operating expenses	19,532	—	—	—	19,532
Interest expense	25,732	—	—	—	25,732
Exclude early extinguishment of debt(a)	—	—	—	—	—

Adjusted interest expense	25,732	—	—	—	25,732
Income tax (benefit) provision	(16,828)	—	—	—	(16,828)
Exclude tax on early extinguishment of debt(a)	—	—	—	—	—

Adjusted income tax (benefit) provision	(16,828)	—	—	—	(16,828)
Minority interest in earnings before depreciation and amortization	—	—	—	—	—
Total deductions	28,436	—	—	—	28,436
Add: EBDT from discontinued operations	—	—	—	—	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(27,264)	$—	$—	$—	$(27,264)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$927,550	$133,309	$203,475	$9,033	$1,006,749
Exclude straight-line rent adjustment	(12,255)	—	—	81	(12,174)
Add back equity method depreciation expense	25,984	—	(25,493)	—	491

Adjusted revenues	941,279	133,309	177,982	9,114	995,066
Operating expenses, including depreciation and amortization for non-Real Estate Groups	548,918	74,888	123,168	5,325	602,523
Exclude straight-line rent adjustment	(6,690)	—	—	—	(6,690)

Adjusted operating expenses	542,228	74,888	123,168	5,325	595,833
Interest expense	177,237	33,450	54,814	1,149	199,750
Exclude early extinguishment of debt(a)	(1,653)	—	—	—	(1,653)

Adjusted interest expense	175,584	33,450	54,814	1,149	198,097
Income tax (benefit) provision	6,603	—	—	(520)	6,083
Exclude tax on early extinguishment of debt(a)	654	—	—	—	654

Adjusted income tax (benefit) provision	7,257	—	—	(520)	6,737
Minority interest in earnings before depreciation and amortization	24,971	24,971	—	—	—
Total deductions	750,040	133,309	177,982	5,954	800,667
Add: EBDT from discontinued operations	3,160	—	—	(3,160)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$194,399	$—	$—	$—	$194,399

Reconciliation to net earnings: (b)
Earnings before depreciation, amortization and deferred taxes (EBDT)	$194,399	$—	$—	$—	$194,399
Depreciation and amortization – Real Estate Groups	(118,438)	—	—	(1,771)	(120,209)
Deferred taxes – Real Estate Groups	(28,591)	—	—	(285)	(28,876)
Straight-line rent adjustment	5,565	—	—	(81)	5,484
Loss on early extinguishment of debt, net of tax	(999)	—	—	—	(999)
Provision for decline in real estate, net of tax	(4,970)	—	—	—	(4,970)
Gain on disposition of operating properties and other investments, net of tax	(178)	—	—	4,180	4,002
Discontinued operations, net of tax and minority interest:
Depreciation and amortization	(1,771)	—	—	1,771	—
Deferred taxes	(285)	—	—	285	—
Straight-line rent adjustment	(81)	—	—	81	—
Gain on disposition of operating properties and other investments	4,180	—	—	(4,180)	—

Net earnings	$48,831	$—	$—	$—	$48,831

(a)	Loss on early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported as interest expense. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

(b)	See Item 6. Selected Financial Data on pages 20-23 of this filing for additional information regarding the reconciliation of EBDT to Net earnings.

Summary of Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT)-Year Ended January 31, 2002

	Commercial Group

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$560,750	$110,425	$95,670	$545,995
Exclude straight-line rent adjustment	(11,724)	—	—	(11,724)
Add back equity method depreciation expense	12,984	—	(12,984)	—

Adjusted revenues	562,010	110,425	82,686	534,271
Operating expenses, including depreciation and amortization for non-Real Estate Groups	321,602	64,173	58,028	315,457
Exclude straight-line rent adjustment	(5,130)	—	—	(5,130)

Adjusted operating expenses	316,472	64,173	58,028	310,327
Interest expense	122,443	33,856	25,332	113,919
Exclude early extinguishment of debt(a)	—	—	—	—

Adjusted interest expense	122,443	33,856	25,332	113,919
Income tax provision	7,554	—	—	7,554
Exclude tax on early extinguishment of debt(a)	—	—	—	—

Adjusted income tax provision	7,554	—	—	7,554
Gain on disposition recorded on equity method	674	—	(674)	—
Minority interest in earnings before depreciation and amortization	12,396	12,396	—	—

Total deductions	459,539	110,425	82,686	431,800

Earnings before depreciation, amortization and deferred taxes (EBDT)	$102,471	$—	$—	$102,471

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$168,713	$5,877	$56,818	$219,654
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	8,260	—	(7,732)	528

Adjusted revenues	176,973	5,877	49,086	220,182
Operating expenses, including depreciation and amortization for non-Real Estate Groups	80,205	7,010	36,144	109,339
Exclude straight-line rent adjustment	—	—	—	—

Adjusted operating expenses	80,205	7,010	36,144	109,339
Interest expense	23,869	1,350	17,949	40,468
Exclude early extinguishment of debt(a)	(386)	—	—	(386)

Adjusted interest expense	23,483	1,350	17,949	40,082
Income tax provision	1,619	—	—	1,619
Exclude tax on early extinguishment of debt(a)	153	—	—	153

Adjusted income tax provision	1,772	—	—	1,772
Gain on disposition recorded on equity method	5,007	—	(5,007)	—
Minority interest in earnings before depreciation and amortization	(2,483)	(2,483)	—	—

Total deductions	107,984	5,877	49,086	151,193

Earnings before depreciation, amortization and deferred taxes (EBDT)	$68,989	$—	$—	$68,989

	Land Development Group

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$60,752	$2,080	$24,310	$82,982
Operating expenses, including depreciation and amortization for non-Real Estate Groups	27,807	1,261	21,935	48,481
Interest expense	1,010	—	2,375	3,385
Income tax provision	9,687	—	—	9,687
Minority interest in earnings before depreciation and amortization	819	819	—	—

Total deductions	39,323	2,080	24,310	61,553

Earnings before depreciation, amortization and deferred taxes (EBDT)	$21,429	$—	$—	$21,429

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$115,728	$—	$—	$115,728
Operating expenses, including depreciation and amortization for non-Real Estate Groups	107,103	—	—	107,103
Interest expense	3,131	—	—	3,131
Income tax provision	2,421	—	—	2,421
Minority interest in earnings before depreciation and amortization	—	—	—	—

Total deductions	112,655	—	—	112,655

Earnings before depreciation, amortization and deferred taxes (EBDT)	$3,073	$—	$—	$3,073

Summary of Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT)-Year Ended January 31, 2002 (continued)

	Corporate Activities

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$627	$—	$—	$627
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	—	—	—	—

Adjusted revenues	627	—	—	627
Operating expenses, including depreciation and amortization for non-Real Estate Groups	19,766	—	—	19,766
Exclude straight-line rent adjustment	—	—	—	—

Adjusted operating expenses	19,766	—	—	19,766
Interest expense	28,513	—	—	28,513
Exclude early extinguishment of debt(a)	—	—	—	—

Adjusted interest expense	28,513	—	—	28,513
Income tax (benefit) provision	(19,660)	—	—	(19,660)
Exclude tax on early extinguishment of debt(a)	—	—	—	—

Adjusted income tax (benefit) provision	(19,660)	—	—	(19,660)
Gain on disposition recorded on equity method	—	—	—	—
Minority interest in earnings before depreciation and amortization	—	—	—	—

Total deductions	28,619	—	—	28,619

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(27,992)	$—	$—	$(27,992)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$906,570	$118,382	$176,798	$964,986
Exclude straight-line rent adjustment	(11,724)	—	—	(11,724)
Add back equity method depreciation expense	21,244	—	(20,716)	528

Adjusted revenues	916,090	118,382	156,082	953,790
Operating expenses, including depreciation and amortization for non-Real Estate Groups	556,483	72,444	116,107	600,146
Exclude straight-line rent adjustment	(5,130)	—	—	(5,130)

Adjusted operating expenses	551,353	72,444	116,107	595,016
Interest expense	178,966	35,206	45,656	189,416
Exclude early extinguishment of debt(a)	(386)	—	—	(386)

Adjusted interest expense	178,580	35,206	45,656	189,030
Income tax (benefit) provision	1,621	—	—	1,621
Exclude tax on early extinguishment of debt(a)	153	—	—	153

Adjusted income tax (benefit) provision	1,774	—	—	1,774
Gain on disposition recorded on equity method	5,681	—	(5,681)	—
Minority interest in earnings before depreciation and amortization	10,732	10,732	—	—

Total deductions	748,120	118,382	156,082	785,820

Earnings before depreciation, amortization and deferred taxes (EBDT)	$167,970	$—	$—	$167,970

Reconciliation to net earnings: (b)
Earnings before depreciation, amortization and deferred taxes (EBDT)	$167,970	$—	$—	$167,970
Depreciation and amortization — Real Estate Groups	(98,368)	—	—	(98,368)
Deferred taxes — Real Estate Groups	(26,126)	—	—	(26,126)
Straight-line rent adjustment	6,594	—	—	6,594
Loss on early extinguishment of debt, net of tax	(233)	—	—	(233)
Provision for decline in real estate, net of tax	(6,089)	(1,973)	—	(4,116)
Minority interest in provision for decline in real estate	1,973	1,973	—	—
Gain on disposition of operating properties and other investments, net of tax	55,076	—	3,434	58,510
Gain on disposition reported on equity method	3,434	—	(3,434)	—
Cumulative effect of change in accounting principle, net of tax	(1,202)	—	—	(1,202)

Net earnings	$103,029	$—	$—	$103,029

(a)	Loss on early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported as interest expense. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

(b)	See Item 6. Selected Financial Data on pages 20-23 of this filing for additional information regarding the reconciliation of EBDT to Net earnings.

Summary of Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT)-Year Ended January 31, 2001

	Commercial Group

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$538,034	$103,839	$88,646	$522,841
Exclude straight-line rent adjustment	(13,311)	—	—	(13,311)
Add back equity method depreciation expense	12,628	—	(12,628)	—

Adjusted revenues	537,351	103,839	76,018	509,530
Operating expenses, including depreciation and amortization for non-Real Estate Groups	267,937	51,325	50,540	267,152
Exclude straight-line rent adjustment	(3,888)	—	—	(3,888)

Operating expenses excluding straight-line rent adjustment	264,049	51,325	50,540	263,264
Gain on disposition recorded on equity method	2,359	—	(2,359)	—
Minority interest in earnings before depreciation and amortization	20,753	20,753	—	—
Interest expense	119,015	31,761	27,837	115,091
Income tax provision	9,729	—	—	9,729

	415,905	103,839	76,018	388,084

Earnings before depreciation, amortization and and deferred taxes (EBDT)	$121,446	$—	$—	$121,446

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$126,458	$10,408	$51,002	$167,052
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	7,658	—	(7,333)	325

Adjusted revenues	134,116	10,408	43,669	167,377
Operating expenses, including depreciation and amortization for non-Real Estate Groups	48,087	4,728	30,963	74,322
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	48,087	4,728	30,963	74,322
Gain on disposition recorded on equity method	—	—	—	—
Minority interest in earnings before depreciation and amortization	1,953	1,953	—	—
Interest expense	23,555	3,727	12,706	32,534
Income tax provision	4,734	—	—	4,734

	78,329	10,408	43,669	111,590

Earnings before depreciation, amortization and and deferred taxes (EBDT)	$55,787	$—	$—	$55,787

	Land Group

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$24,326	$—	$40,330	$64,656
Operating expenses, including depreciation and amortization for non-Real Estate Groups	19,560	40	37,505	57,025
Minority interest in earnings before depreciation and amortization	(40)	(40)	—	—
Interest expense	1,901	—	2,825	4,726
Income tax provision	714	—	—	714

	22,135	—	40,330	62,465

Earnings before depreciation, amortization and and deferred taxes (EBDT)	$2,191	$—	$—	$2,191

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$105,427	$—	$—	$105,427
Operating expenses, including depreciation and amortization for non-Real Estate Groups	98,534	—	—	98,534
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	5,584	—	—	5,584
Income tax provision	1,026	—	—	1,026

	105,144	—	—	105,144

Earnings before depreciation, amortization and and deferred taxes (EBDT)	$283	$—	$—	$283

Summary of Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT)-Year Ended January 31, 2001 (continued)

	Corporate Activities

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$540	$—	$—	$540
Exclude straight-line rent adjustment	—	—	—	—
Add back equity method depreciation expense	—	—	—	—

Adjusted revenues	540	—	—	540
Operating expenses, including depreciation and amortization for non-Real Estate Groups	13,459	—	—	13,459
Exclude straight-line rent adjustment	—	—	—	—

Operating expenses excluding straight-line rent adjustment	13,459	—	—	13,459
Gain on disposition recorded on equity method	—	—	—	—
Minority interest in earnings before depreciation and amortization	—	—	—	—
Interest expense	32,489	—	—	32,489
Income tax (benefit) provision	(13,510)	—	—	(13,510)

	32,438	—	—	32,438

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(31,898)	$—	$—	$(31,898)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total

			Plus
		Less	Unconsolidated
	Full	Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

Revenues	$794,785	$114,247	$179,978	$860,516
Exclude straight-line rent adjustment	(13,311)	—	—	(13,311)
Add back equity method depreciation expense	20,286	—	(19,961)	325

Adjusted revenues	801,760	114,247	160,017	847,530
Operating expenses, including depreciation and amortization for non-Real Estate Groups	447,577	56,093	119,008	510,492
Exclude straight-line rent adjustment	(3,888)	—	—	(3,888)

Operating expenses excluding straight-line rent adjustment	443,689	56,093	119,008	506,604
Gain on disposition recorded on equity method	2,359	—	(2,359)	—
Minority interest in earnings before depreciation and amortization	22,666	22,666	—	—
Interest expense	182,544	35,488	43,368	190,424
Income tax (benefit) provision	2,693	—	—	2,693

	653,951	114,247	160,017	699,721

Earnings before depreciation, amortization and deferred taxes (EBDT)	$147,809	$—	$—	$147,809

Reconciliation to net earnings: (a)
Earnings before depreciation, amortization and deferred taxes (EBDT)	$147,809	$—	$—	$147,809
Depreciation and amortization – Real Estate Groups	(95,763)	—	—	(95,763)
Deferred taxes – Real Estate Groups	(23,518)	—	—	(23,518)
Straight-line rent adjustment	9,423	—	—	9,423
Provision for decline in real estate, net of tax	(744)	—	—	(744)
Gain (loss) on disposition of operating properties and other investments, net of tax	51,821	(250)	2,359	54,430
Minority interest in gain on disposition of operating properties	250	250	—	—
Gain on disposition of operating properties reported on equity method	2,359	—	(2,359)	—

Net earnings	$91,637	$—	$—	$91,637

(a)	See Item 6. Selected Financial Data on pages 20-23 of this filing for additional information regarding the reconciliation of EBDT to Net earnings.

Item  7(A).  Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At January 31, 2003, the Company had $1,046,000,000 of variable-rate debt outstanding. This is inclusive of the $135,250,000 outstanding under its long-term credit facility at January 31, 2003. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate nonrecourse financing for its rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate caps and swaps as follows.

	Caps		Swaps (1)

		Average		Average
Coverage	Amount	Rate	Amount	Rate

		(dollars in thousands)

02/01/03 - 02/01/04	$868,062	6.39%	$385,913	2.25%
02/01/04 - 02/01/05 (2)	489,653	6.54%	270,484	2.74%
02/01/05 - 02/01/06	227,256	7.83%	52,955	4.54%
02/01/06 - 02/01/07	90,953	7.58%	51,905	4.54%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.
(2)	LIBOR interest rate swaps of $200,000 were executed in March 2003 at an average rate of 2.21%.

The Company estimates the fair value by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company’s total fixed-rate debt at January 31, 2003 was $2,325,933,000 compared to an estimated fair value of $2,377,201,000. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to a liability of approximately $2,511,000,000.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At January 31, 2003, LIBOR interest rate caps were reported at their fair value of approximately $753,000 in the Consolidated Balance Sheet as Other Assets. The fair value of interest rate swap agreements at January 31, 2003 is an unrealized loss of approximately $4,340,000 and is included in the Consolidated Balance Sheet as Other Liabilities.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

Item 7(A). Quantitative and Qualitative Disclosure About Market Risk (continued)

January 31, 2003

	Expected Maturity Date

Long-Term Debt	2003	2004	2005	2006	2007

	(dollars in thousands)
Fixed:
Fixed-rate debt	$46,618	$50,998	$125,576	$409,949	$126,063
Weighted average interest rate	7.18%	7.11%	7.24%	6.58%	7.19%
UDAG	4,478	415	10,929	8,106	457
Weighted average interest rate	3.69%	0.61%	3.87%	0.03%	0.64%
Senior & Subordinated Debt(1)	—	—	—	—	—
Weighted average interest rate

Total Fixed-Rate Debt	51,096	51,413	136,505	418,055	126,520

Variable:
Variable-rate debt	424,100	196,790	20,321	4,965	23,730
Weighted average interest rate
Tax-Exempt	45,060	7,940	21,000	—	—
Weighted average interest rate
Credit Facility(1)	25,000	25,000	25,000	60,250	—
Weighted average interest rate

Total Variable-Rate Debt	494,160	229,730	66,321	65,215	23,730

Total Long-Term Debt	$545,256	$281,143	$202,826	$483,270	$150,250

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Expected Maturity Date	Total	Fair Market
		Outstanding	Value
Long-Term Debt	Thereafter	1/31/03	1/31/03

	(dollars in thousands)
Fixed:
Fixed-rate debt	$1,270,831	$2,030,035	$2,104,645
Weighted average interest rate	7.34%	7.16%
UDAG	51,113	75,498	50,690
Weighted average interest rate	1.79%	2.00%
Senior & Subordinated Debt(1)	220,400	220,400	221,866
Weighted average interest rate	8.48%	8.48%

Total Fixed-Rate Debt	1,542,344	2,325,933	2,377,201

Variable:
Variable-rate debt	135,668	805,574	805,574
Weighted average interest rate		4.67%
Tax-Exempt	31,000	105,000	105,000
Weighted average interest rate		2.25%
Credit Facility(1)	—	135,250	135,250
Weighted average interest rate		5.44%

Total Variable-Rate Debt	166,668	1,045,824	1,045,824

Total Long-Term Debt	$1,709,012	$3,371,757	$3,423,025

(1)	Represents recourse debt.

Item 7(A). Quantitative and Qualitative Disclosure About Market Risk (continued)

January 31, 2002

	Expected Maturity Date

Long-Term Debt	2002	2003	2004	2005	2006	Thereafter

	(dollars in thousands)
Fixed:
Fixed-rate debt	$71,487	$57,510	$45,248	$121,495	$391,685	$1,129,809
Weighted average interest rate	7.47%	7.12%	7.08%	7.13%	6.63%	7.52%
UDAG	241	1,455	509	11,042	8,228	47,968
Weighted average interest rate	2.55%	3.22%	1.81%	3.90%	0.14%	1.46%
Senior & Subordinated Debt(1)	—	—	—	—	—	220,400
Weighted average interest rate						8.48%

Total Fixed-Rate Debt	71,728	58,965	45,757	132,537	399,913	1,398,177

Variable:
Variable-rate debt	250,349	277,434	28,202	1,228	1,327	90,781
Weighted average interest rate
Tax-Exempt	76,000	660	7,940	—	—	—
Weighted average interest rate
Credit Facility(1)	—	54,000	—	—	—	—
Weighted average interest rate

Total Variable-Rate Debt	326,349	332,094	36,142	1,228	1,327	90,781

Total Long-Term Debt	$398,077	$391,059	$81,899	$133,765	$401,240	$1,488,958

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total	Fair Market
	Outstanding	Value
Long-Term Debt	1/31/02	1/31/02

	(dollars in thousands)
Fixed:
Fixed-rate debt	$1,817,234	$1,820,025
Weighted average interest rate	7.28%
UDAG	69,443	40,177
Weighted average interest rate	1.73%
Senior & Subordinated Debt(1)	220,400	216,940
Weighted average interest rate	8.48%

Total Fixed-Rate Debt	2,107,077	2,077,142

Variable:
Variable-rate debt	649,321	649,321
Weighted average interest rate	5.51%
Tax-Exempt	84,600	84,600
Weighted average interest rate	2.27%
Credit Facility(1)	54,000	54,000
Weighted average interest rate	8.65%

Total Variable-Rate Debt	787,921	787,921

Total Long-Term Debt	$2,894,998	$2,865,063

(1)	Represents recourse debt.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Financial Reports
Management’s Report	52
Report of Independent Accountants	52
Consolidated Financial Statements:
Consolidated Balance Sheets	53
Consolidated Statements of Earnings	54
Consolidated Statements of Comprehensive Income	55
Consolidated Statements of Shareholders’ Equity	55
Consolidated Statements of Cash Flows	56
Notes to Consolidated Financial Statements	58
Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	94

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

MANAGEMENT’S REPORT

     The management of Forest City Enterprises, Inc. is responsible for the accompanying consolidated financial statements. These statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and include amounts based on judgments of management. The financial information contained elsewhere in this annual report conforms with that in the consolidated financial statements.

     The Company maintains a system of internal accounting control which provides reasonable assurance in all material respects that the assets are safeguarded and transactions are executed in accordance with management’s authorization and accurately recorded in the Company’s books and records. The concept of reasonable assurance recognizes that limitations exist in any system of internal accounting control based upon the premise that the cost of such controls should not exceed the benefits derived.

     The Audit Committee, composed of three independent members of the Board of Directors who are not employees of the Company, meets regularly with representatives of management, the independent accountants and the Company’s internal auditor to monitor the functioning of the accounting and control systems and to review the results of the auditing activities. The Audit Committee recommends the independent accountants to be appointed by the Board of Directors for approval by the shareholders. The Committee approves the scope of the audit and the fee arrangements. The independent accountants conduct an objective, independent examination of the consolidated financial statements.

     The Audit Committee reviews results of the annual audit with the independent accountants. The Audit Committee also meets with the independent accountants and the internal auditor without management present to ensure that they have open access to the Audit Committee.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
of Forest City Enterprises, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) on page 96, present fairly, in all material respects, the financial position of Forest City Enterprises, Inc. and its Subsidiaries (the “Company”) at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 16(a)(2) on page 96, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note A to the consolidated financial statements, effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Also, as discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” for the year ended January 31, 2003.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 11, 2003

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,

	2003	2002

	(in thousands)
Assets
Real Estate
Completed rental properties	$3,866,625	$3,458,756
Projects under development	572,476	461,204
Land held for development or sale	35,036	24,193

Total Real Estate	4,474,137	3,944,153
Less accumulated depreciation	(615,653)	(537,325)

Real Estate, net	3,858,484	3,406,828
Cash and equivalents	122,356	50,054
Restricted cash	127,046	113,073
Notes and accounts receivable, net	286,652	290,548
Inventories	38,638	39,247
Investments in and advances to real estate affiliates	489,205	394,303
Other assets	154,828	138,141

Total Assets	$5,077,209	$4,432,194

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$3,016,107	$2,620,598
Notes payable	79,484	64,554
Long-term credit facility	135,250	54,000
Senior and subordinated debt	220,400	220,400
Accounts payable and accrued expenses	585,042	514,270
Deferred income taxes	255,888	227,982

Total Liabilities	4,292,171	3,701,804
Minority Interest	79,066	67,877

Commitments and Contingencies

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock – without par value 5,000,000 shares authorized; no shares issued	—	—
Common stock – $.33 1/3 par value
Class A, 96,000,000 shares authorized; 35,678,086 and 35,101,288 shares issued, 35,525,067 and 34,756,382 outstanding, respectively	11,892	11,700
Class B, convertible, 36,000,000 shares authorized; 14,547,742 and 15,124,540 shares issued, 14,130,592 and 14,707,390 outstanding, respectively	4,850	5,042

	16,742	16,742
Additional paid-in capital	232,029	228,263
Retained earnings	470,348	432,939

	719,119	677,944
Less treasury stock, at cost; 2003: 153,019 Class A and 417,150 Class B shares 2002: 344,906 Class A and 417,150 Class B shares	(4,425)	(6,140)
Accumulated other comprehensive loss	(8,722)	(9,291)

Total Shareholders’ Equity	705,972	662,513

Total Liabilities and Shareholders’ Equity	$5,077,209	$4,432,194

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings

	Years Ended January 31,

	2003	2002	2001

	(in thousands, except per share data)
Revenues
Rental properties	$791,806	$742,516	$658,369
Lumber trading	97,060	115,728	105,427
Equity in earnings of unconsolidated entities	38,684	48,326	30,989

	927,550	906,570	794,785

Expenses
Operating expenses	544,798	552,517	443,707
Interest expense	177,237	178,966	182,544
Provision for decline in real estate	8,221	8,783	1,231
Depreciation and amortization	115,001	97,842	98,364

	845,257	838,108	725,846

(Loss) gain on disposition of operating properties and other investments	(295)	91,109	48,409

Earnings before income taxes	81,998	159,571	117,348

Income tax expense
Current	4,207	502	10,326
Deferred	27,619	62,832	11,986

	31,826	63,334	22,312

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	50,172	96,237	95,036
Minority interest	(6,544)	7,994	(3,399)

Earnings from continuing operations	43,628	104,231	91,637
Discontinued operations, net of tax and minority interest
Earnings from operations	1,023	—	—
Gain on disposition of operating properties	4,180	—	—

	5,203	—	—

Cumulative effect of change in accounting principle, net of tax	—	(1,202)	—

Net earnings	$48,831	$103,029	$91,637

Basic earnings per common share
Earnings from continuing operations	$.88	$2.23	$2.03
Earnings from discontinued operations, net of tax and minority interest	.10	—	—
Cumulative effect of change in accounting principle, net of tax	—	(.03)	—

Net earnings	$.98	$2.20	$2.03

Diluted earnings per common share
Earnings from continuing operations	$.87	$2.20	$2.01
Earnings from discontinued operations, net of tax and minority interest	.10	—	—
Cumulative effect of change in accounting principle, net of tax	—	(.03)	—

Net earnings	$.97	$2.17	$2.01

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended January 31,

	2003	2002	2001

	(in thousands)
Net earnings	$48,831	$103,029	$91,637

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments in securities:
Unrealized loss on securities	(563)	(4,144)	(531)
Reclassification adjustment for loss included in net earnings	—	799	(14,757)
Unrealized derivative gains (losses):
Cumulative effect of change in accounting principle - transition adjustment of interest rate contracts, net of minority interest	—	(7,820)	—
Change in unrealized gains and losses on interest rate contracts, net of minority interest	1,132	(1,995)	—

Other comprehensive income (loss), net of tax	569	(13,160)	(15,288)

Comprehensive income	$49,400	$89,869	$76,349

Consolidated Statements of Shareholders’ Equity

	Common Stock

	Class A		Class B		Additional
					Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings

	(in thousands)
Balances at January 31, 2000	29,920	$9,974	16,406	$5,468	$108,617	$254,063
Net earnings						91,637
Other comprehensive loss, net of tax
Dividends $.1533 per share						(6,908)
Conversion of Class B to Class A shares	623	207	(623)	(207)
Exercise of stock options					107
Amortization of unearned compensation					139

Balances at January 31, 2001	30,543	10,181	15,783	5,261	108,863	338,792
Net earnings						103,029
Other comprehensive loss, net of tax
Dividends $.1867 per share						(8,882)
Issuance of 3,900,000 Class A common shares in equity offering	3,900	1,300			116,363
Conversion of Class B to Class A shares	658	219	(658)	(219)
Exercise of stock options					1,396
Income tax benefit from stock option exercises					2,123
Restricted stock issued					(1,009)
Amortization of unearned compensation					531
Cash in lieu of fractional shares from three-for-two stock split					(4)

Balances at January 31, 2002	35,101	11,700	15,125	5,042	228,263	432,939
Net earnings						48,831
Other comprehensive income, net of tax
Dividends $.23 per share						(11,422)
Conversion of Class B to Class A shares	577	192	(577)	(192)
Exercise of stock options					1,422
Income tax benefits from stock option exercises					1,430
Amortization of unearned compensation					914

Balances at January 31, 2003	35,678	$11,892	14,548	$4,850	$232,029	$470,348

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Treasury Stock		Accumulated Other
			Comprehensive
	Shares	Amount	Income (Loss)	Total

	(in thousands)
Balances at January 31, 2000	1,279	$(10,773)	$19,157	$386,506
Net earnings				91,637
Other comprehensive loss, net of tax			(15,288)	(15,288)
Dividends $.1533 per share				(6,908)
Conversion of Class B to Class A shares				—
Exercise of stock options	(49)	443		550
Amortization of unearned compensation				139

Balances at January 31, 2001	1,230	(10,330)	3,869	456,636
Net earnings				103,029
Other comprehensive loss, net of tax			(13,160)	(13,160)
Dividends $.1867 per share				(8,882)
Issuance of 3,900,000 Class A common shares in equity offering				117,663
Conversion of Class B to Class A shares				—
Exercise of stock options	(355)	3,181		4,577
Income tax benefit from stock option exercises				2,123
Restricted stock issued	(113)	1,009		—
Amortization of unearned compensation				531
Cash in lieu of fractional shares from three-for-two stock split				(4)

Balances at January 31, 2002	762	(6,140)	(9,291)	662,513
Net earnings				48,831
Other comprehensive income, net of tax			569	569
Dividends $.23 per share				(11,422)
Conversion of Class B to Class A shares				—
Exercise of stock options	(192)	1,715		3,137
Income tax benefits from stock option exercises				1,430
Amortization of unearned compensation				914

Balances at January 31, 2003	570	$(4,425)	$(8,722)	$705,972

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,

	2003	2002	2001

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$838,453	$724,816	$733,157
Cash distributions from unconsolidated entities	20,551	29,939	60,018
Proceeds from land sales	65,447	36,842	24,873
Land development expenditures	(45,595)	(28,260)	(35,376)
Operating expenditures	(490,315)	(501,266)	(417,274)
Interest paid	(173,971)	(180,476)	(177,971)

Net cash provided by operating activities	214,570	81,595	187,427

Cash Flows from Investing Activities
Capital expenditures	(564,809)	(425,991)	(505,284)
Proceeds from disposition of operating properties and other investments	25,913	190,011	130,751
Changes in investments in and advances to real estate affiliates	(66,353)	22,694	(125,603)

Net cash used in investing activities	(605,249)	(213,286)	(500,136)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	945,373	506,851	826,387
Principal payments on nonrecourse mortgage debt	(371,864)	(301,665)	(471,062)
Payments on long-term credit facility	(96,750)	(160,000)	—
Increase in notes payable	39,136	48,617	20,559
Payments on notes payable	(24,206)	(39,455)	(37,837)
Change in restricted cash and book overdrafts	(14,765)	(31,596)	(30,899)
Payment of deferred financing costs	(10,944)	(17,080)	(30,682)
Exercise of stock options	3,137	4,577	550
Sale of common stock, net	—	117,663	—
Dividends paid to shareholders	(10,912)	(8,213)	(6,608)
Increase (decrease) in minority interest	4,776	(2,219)	2,084
Proceeds from issuance of subordinated debt	—	—	20,400

Net cash provided by financing activities	462,981	117,480	292,892

Net increase (decrease) in cash and equivalents	72,302	(14,211)	(19,817)
Cash and equivalents at beginning of year	50,054	64,265	84,082

Cash and equivalents at end of year	$122,356	50,054	$64,265

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended January 31,

	2003	2002	2001

	(in thousands)
Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$48,831	$103,029	$91,637
Discontinued operations:
Depreciation	1,864	—	—
Amortization	248	—	—
Gain on disposition of operating properties	(6,969)	—	—
Minority interest	(131)	—	—
Minority interest	6,544	(7,994)	3,399
Depreciation	94,422	79,454	75,546
Amortization	20,579	18,388	22,818
Equity in earnings of unconsolidated entities	(38,684)	(48,326)	(30,989)
Cash distributions from unconsolidated entities	20,551	29,939	60,018
Deferred income taxes	27,533	59,921	12,012
Loss (gain) on disposition of operating properties and other investments	295	(91,109)	(48,409)
Provision for decline in real estate	8,221	8,783	1,231
Cumulative effect of change in accounting principle	—	1,988	—
Decrease (increase) in land included in projects under development	204	(19,192)	(17,669)
Decrease in land included in completed rental properties	341	—	655
Increase in land held for development or sale	(10,843)	(1,449)	(948)
Decrease (increase) in notes and accounts receivable	14,585	(84,033)	(6,503)
Decrease (increase) in inventories	609	(13)	18,210
(Increase) decrease in other assets	(25,337)	8,731	(36,723)
Increase in accounts payable and accrued expenses	51,707	23,478	43,142

Net cash provided by operating activities	$214,570	$81,595	$187,427

Supplemental Non-Cash Disclosures:
The schedule below represents the effect of the following non-cash transactions for the years ended January 31:
2003 • None
2002 • Property additions included in accounts payable
2001 • Disposition of interest in Canton Centre Mall and Gallery at Metrotech
Increase in interest in Granite Development Partners, L.P., Providence at Palm Harbor and Museum Towers
Operating Activities
Notes and accounts receivable	$—	$—	$553
Other assets	—	—	5,074
Accounts payable and accrued expenses	—	—	(2,652)

Total effect on operating activities	$—	$—	$2,975

Investing Activities
Property additions included in accounts payable	$—	$(43,941)	$—
Accounts payable	—	43,941	—
Disposition of completed rental properties	—	—	78,640

Total effect on investing activities	$—	$—	$78,640

Financing Activities
Disposition of nonrecourse mortgage debt	$—	$—	$(81,505)
Notes payable	—	—	(110)

Total effect on financing activities	$—	$—	$(81,615)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies

Nature of Business

     Forest City Enterprises, Inc. principally engages in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. The Company operates under four Strategic Business Units. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires, leases and manages residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group is a lumber wholesaler.

     Forest City Enterprises, Inc. has $5.1 billion in total assets in 21 states and the District of Columbia. The Company’s core markets include Boston, Denver, California, New York City and Washington, D.C. The Company is headquartered in Cleveland, Ohio.

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of Forest City Enterprises, Inc., its wholly-owned subsidiaries and entities which it controls. Entities which the Company does not control are accounted for on the equity method. Significant intercompany balances and transactions are eliminated in consolidation.

     Earnings before minority interest are allocated to the minority interest holders based on their respective ownership percentages of the Company’s controlled but less-than-wholly-owned real estate investments. Minority interest in the accompanying Consolidated Balance Sheets represents the minority interest holders’ proportionate share of the equity of the Company’s controlled but less- than-wholly-owned real estate investments.

     The Company does not necessarily own or hold any direct ownership interest in the various real estate assets consolidated in its financial statements but generally holds this ownership through its direct or indirect subsidiaries.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, and provisions for decline in real estate. Actual results could differ.

Reclassification

     Certain prior years’ amounts in the accompanying financial statements have been reclassified to conform to the current year’s presentation.

Fiscal Year

     The years 2002, 2001 and 2000 refer to the fiscal years ended January 31, 2003, 2002 and 2001, respectively.

Land Operations

     Land held for development or sale is stated at the lower of carrying amount or fair market value less cost to sell.

Recognition of Revenue

     Real Estate Sales – The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 66, “Accounting for Sales of Real Estate” for reporting the disposition of operating properties and land held for development or sale.

     The Company follows the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” for the reporting of dispositions of operating properties. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.

     Leasing Operations – The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the retail centers and office buildings range from 1 to 25 years, excluding leases with anchor tenants which typically run longer. Minimum rents are recognized on a straight-line basis over the term of the related leases. Overage rents are recognized as revenues when tenants’ sales exceed contractual amounts. Recoveries from tenants for taxes, insurance, and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

A.  Summary of Significant Accounting Policies (continued)

     Investments in Unconsolidated Entities – The Company accounts for its investments in unconsolidated entities (included in Investments in and Advances to Real Estate Affiliates on the Consolidated Balance Sheets) using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Differences between the Company’s carrying value of its investment in the unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable.

     Lumber Trading – The Lumber Trading Group sells to a large number of customers across many regions of North America. The Company fills customer orders either through the simultaneous purchase of products from various third parties with delivery directly to the customer, or from relieving its existing short-term inventory position of previously purchased lumber products. Revenue is recorded when title to the goods transfers to the customers. The Company reports the gross margin on these sales as revenues in the accompanying Consolidated Statements of Earnings.

     Construction – Revenue and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.

Recognition of Costs and Expenses

     Operating expenses primarily represent the recognition of operating costs, administrative expenses and taxes other than income taxes. Interest expense and real estate taxes during development and construction are capitalized as a part of the project cost.

     The Company provides an allowance for doubtful accounts against the portion of accounts or notes receivable that is estimated to be uncollectible. Such allowances are reviewed and updated quarterly for changes in expected collectibility.

     Depreciation is generally computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings are primarily 50 years.

     Major improvements and tenant improvements are capitalized and expensed through depreciation charges. Repairs, maintenance and minor improvements are expensed as incurred. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Earnings.

     The Company reviews its properties to determine if its carrying costs will be recovered from future operating cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate.

Cash and Equivalents

     The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

     The Company maintains operating cash and reserve for replacement balances in financial institutions which, from time to time, may exceed Federally-insured limits. The Company periodically assesses the financial condition of these institutions and believes that the risk of loss is minimal.

Restricted Cash

     Restricted cash represents deposits with mortgage lenders for taxes and insurance, security deposits, capital replacement, improvement and operating reserves, bond funds and development and construction escrows.

Investments in Partnerships

     As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions. Such advances are interest-bearing or entitle the Company to a preference on property cash flows and are included in “Investments in and Advances to Real Estate Affiliates” in the accompanying Consolidated Balance Sheets.

Inventories

     The lumber trading inventories are stated at the lower of cost or market. Inventory cost is determined by specific identification and average cost methods.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

A.  Summary of Significant Accounting Policies (continued)

Other Assets

     Included in Other Assets are costs incurred in connection with obtaining financing which are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related debt. Costs incurred in connection with leasing space to tenants are also included in Other Assets and are deferred and amortized using the straight-line method over the lives of the related leases.

     Investments in securities classified as available-for-sale are reflected in Other Assets at market value with the unrealized gains or losses reflected as Accumulated Other Comprehensive Income (Loss) in Shareholders’ Equity.

Other Comprehensive Income

     Net unrealized gain or loss on securities, net of tax, is included in Other Comprehensive Income and represents the difference between the market value of investments in unaffiliated companies that are available for sale at the balance sheet date and the Company’s cost. Also included in Other Comprehensive Income are unrealized gains and losses, net of tax, on the effective portions of derivative instruments designated and qualified as cash flow hedges.

Fair Value of Financial Instruments

     The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximates the current market. The carrying amount of the Company’s total fixed-rate debt at January 31, 2003 was $2,325,933,000 compared to an estimated fair value of $2,377,201,000.

     The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At January 31, 2003 and 2002, LIBOR interest rate caps and Treasury options were reported at their fair value of $753,000 and $1,600,000, respectively, in Other Assets in the Consolidated Balance Sheets. The fair value of interest rate swap agreements at January 31, 2003 and 2002 is an unrealized loss of $4,340,000 and $5,300,000, respectively, and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

Accounting for Derivative Instruments and Hedging Activities

     The Company generally maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flow that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions. Option products utilized have included interest rate caps and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows attributable to changes in the Treasury rate relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps have typical duration ranging from one to three years while the Treasury options are for periods of five to 10 years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to five years.

     The principal credit risk to the Company through its interest rate risk management strategy is the potential inability of the financial institution from which the derivative financial instruments were purchased to cover all of its obligations. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair-value gain in a derivative. To mitigate this exposure, the Company purchases its derivative financial instruments from either the institution that holds the debt or from institutions with a minimum A- credit rating.

     Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, which requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain firm commitments and liabilities or on future cash flows. On February 1, 2001, the Company adopted SFAS No. 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. On February 1, 2001, the after-tax impact, net of minority interest, of the transition amounts of the derivative instruments resulted in a reduction of net income and other comprehensive income of approximately $1,200,000 and $7,800,000, respectively. The transition adjustments are presented as cumulative effect adjustments, as described in Accounting Principles Board Opinion APBO No. 20 “Accounting Changes” in the 2001 consolidated financial statements. The transition amounts were determined based on the interpretive guidance issued by the FASB to date.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

A. Summary of Significant Accounting Policies (continued)

The FASB continues to issue interpretive guidance that could require changes in the Company’s application of the standard and may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the Consolidated Statements of Cash Flows.

     All derivatives are reported in the Consolidated Balance Sheets at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of a forecasted transaction or the variability of cash flows that are to be paid in connection with a recognized or forecasted liability (a “cash flow” hedge), or to convert certain fixed-rate long-term debt to floating-rate debt (a “fair value hedge”). The effective portion of the change in fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. The ineffective portion of all hedges is recognized in current-period earnings as interest expense in the Consolidated Statements of Earnings.

     On August 1, 2001, the Company began assessing hedge effectiveness based on the total changes in cash flows on its interest rate caps and Treasury options as described by the Derivative Implementation Group (DIG) Issue G20, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge.” Accordingly, the Company has elected to record in Other Comprehensive Income (Loss) all of the subsequent changes in the fair value, including the changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt will be reclassified out of Accumulated Other Comprehensive Income (Loss) into earnings when the forecasted transaction occurs using the “caplet” methodology. Gains or losses on Treasury options used to hedge the interest rate risk associated with the anticipated issuance of fixed-rate debt will be reclassified from Accumulated Other Comprehensive Income (Loss) into earnings over the term of the debt, based on an effective-yield method.

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

     The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate. When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in Accumulated Other Comprehensive Income (Loss) and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Other Comprehensive Income (Loss) will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will report the derivative at its fair value in the Consolidated Balance Sheets, recognizing changes in the fair value in current period earnings.

     During the year ended January 31, 2003, as a result of substantial decreases in short-term interest rates, the Company de-designated and subsequently discontinued hedge accounting on certain interest rate caps that had an aggregate notional amount of approximately $150,000,000, strike rates averaging 7.72% and maturities extending through November 1, 2004. During the year ended January 31, 2002, the Company de-designated and subsequently discontinued hedge accounting on certain interest rate caps that had an aggregate notional amount of approximately $260,000,000, strike rates averaging 7.75% and maturities extending through February 1, 2003. Subsequent changes in the fair value of these de-designated interest rate caps were recorded as interest expense of approximately $162,000 and $102,000 for the years ended January 31, 2003 and 2002, respectively.

     For the years ended January 31, 2003 and 2002, the Company recorded approximately $217,000 and $1,912,000, respectively, as interest expense in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material. The amount of net derivative losses reclassified into earnings from Other Comprehensive Income (Loss) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $738,000 and $1,574,000 for the years ended January 31, 2003 and 2002, respectively. As of January 31, 2003, the Company expects that within the next twelve months it will reclassify amounts recorded in Accumulated Other Comprehensive Income (Loss) into earnings as interest expense associated with the effectiveness of cash flow hedges of approximately $2,483,000, net of tax.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

A.  Summary of Significant Accounting Policies (continued)

Income Taxes

     Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year-end. The Company has recognized the benefits of its tax loss carryforward and general business tax credits which it expects to use as a reduction of the deferred tax expense.

Stock-Based Compensation

     The Company follows the recognition and measurement principles of Accounting Principles Board Opinion (APBO) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations to account for stock-based compensation. All options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant, therefore, under the “intrinsic value” method no stock-based compensation costs have been reflected in net earnings for stock options. Stock-based compensation costs, net of tax, relating to restricted stock awards were charged to net earnings in the amount of $553,000, $321,000 and $84,000, respectively, during the years ended January 31, 2003, 2002 and 2001. While these amounts were computed under APBO No. 25, they are equal to the fair value based amounts as computed under SFAS No. 123 “Accounting for Stock-Based Compensation”. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options.

	Years Ended January 31,

	2003	2002	2001

Net earnings (in thousands)
As reported	$48,831	$103,029	$91,637
Deduct stock-based compensation expense for stock options determined under the fair value based method, net of related tax effect	(2,574)	(3,376)	(2,321)

Pro forma	$46,257	$99,653	$89,316

Basic earnings per share
As reported	$.98	$2.20	$2.03
Pro forma	$.93	$2.13	$1.98
Diluted earnings per share
As reported	$.97	$2.17	$2.01
Pro forma	$.92	$2.11	$1.97

Capital Stock

     The Company has 5,000,000 authorized shares of preferred stock without par value, none of which have been issued.

     Class A common shareholders elect 25% of the members of the Board of Directors and Class B common shareholders elect the remaining directors annually. The Company currently has 13 directors. Class B common stock is convertible into Class A common stock on a share-for-share basis.

Earnings Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ earnings per share may not equal the annual earnings per share due to the weighting of stock and option activity occurring during the year. All earnings per share disclosures appearing in these financial statements were computed assuming dilution unless otherwise indicated. Further, as discussed in Note Q, in 2001 the Company paid a three-for-two stock split effected as a stock dividend. All years presented have been adjusted to reflect this stock split.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

A.  Summary of Significant Accounting Policies (continued)

New Accounting Standards

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary items unless they meet the criteria of Accounting Principles Board Opinion (APBO) No. 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has elected to adopt the provision of SFAS No. 145 for the year ended January 31, 2003 and, as a result, an extraordinary loss of $1,653,000 (pre-tax) and $386,000 (pre-tax) related to early extinguishment of debt has been reclassified to interest expense for the year ended January 31, 2003 and January 31, 2002, respectively. The Company does not expect this pronouncement to have any other material impact on the Company’s financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect this statement to have an immediate material impact on the Company’s financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaking in issuing the guarantee. The disclosure requirements of this interpretation are effective for financial statements of periods ending after December 15, 2002. The initial recognition and measurement provisions of this Interpretation will impact the Company’s financial position, results of operations and cash flows through the recording of a liability and related increase in investment, or expense depending on the nature of the guarantee issued. The Company has disclosed the significant guarantees it has outstanding at January 31, 2003 in Note O to the Consolidated Financial Statements.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation is effective for the Company for fiscal year ended January 31, 2004. The new requirements for interim disclosure will be effective for interim periods beginning in the quarter ending April 30, 2003. The Company will continue to apply APBO No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation and does not expect SFAS No. 148 to have a material impact on the Company’s financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and in the first year or interim period beginning after June 15, 2003 to existing variable interest entities. The Company is in the process of assessing the impact of this Interpretation and believes it is reasonably possible the Company is the primary beneficiary on many of its equity method investments and will be required to fully consolidate these investments as variable interest entities beginning in the quarter ending October 31, 2003. The financial position and results of operations for the Company’s equity method investments are presented in Note E - Investments In and Advances to Affiliates on page 74 of this Form 10-K.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

B.  Financial Statement Presentation

     Management analyzes its properties using the pro-rata consolidation method because it provides operating data at the Company’s ownership share and the Company publicly discloses and discusses its performance using this method of consolidation to compliment its GAAP disclosures. The information in the tables below present amounts for both full consolidation and pro- rata consolidation, providing a reconciliation of the difference between the two methods. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidation financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100 percent if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control.

Consolidated Balance Sheet - January 31, 2003

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Assets
Real Estate
Completed rental properties	$3,866,625	$634,004	$875,282	$4,107,903
Projects under development	572,476	77,432	132,265	627,309
Land held for development or sale	35,036	—	39,471	74,507

Total Real Estate	4,474,137	711,436	1,047,018	4,809,719
Less accumulated depreciation	(615,653)	(96,033)	(195,301)	(714,921)

Real Estate, net	3,858,484	615,403	851,717	4,094,798
Cash and equivalents	122,356	13,163	29,717	138,910
Restricted cash	127,046	22,052	30,302	135,296
Notes and accounts receivable, net	286,652	31,587	20,235	275,300
Inventories	38,638	—	—	38,638
Investments in and advances to real estate affiliates	489,205	—	(62,423)	426,782
Other assets	154,828	23,411	32,070	163,487

Total Assets	$5,077,209	$705,616	$901,618	$5,273,211

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$3,016,107	$529,817	$845,161	$3,331,451
Notes payable	79,484	16,561	6,086	69,009
Long-term credit facility	135,250	—	—	135,250
Senior and subordinated debt	220,400	—	—	220,400
Accounts payable and accrued expenses	585,042	80,172	50,371	555,241
Deferred income taxes	255,888	—	—	255,888

Total Liabilities	4,292,171	626,550	901,618	4,567,239
Minority Interest	79,066	79,066	—	—

Total Shareholders’ Equity	705,972	—	—	705,972

Total Liabilities and Shareholders’ Equity	$5,077,209	$705,616	$901,618	$5,273,211

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

B.  Financial Statement Presentation (continued)

Consolidated Balance Sheet - January 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Assets
Real Estate
Completed rental properties	$3,458,756	$592,988	$775,878	$3,641,646
Projects under development	461,204	42,494	124,395	543,105
Land held for development or sale	24,193	—	32,692	56,885

Total Real Estate	3,944,153	635,482	932,965	4,241,636
Less accumulated depreciation	(537,325)	(80,877)	(175,205)	(631,653)

Real Estate, net	3,406,828	554,605	757,760	3,609,983
Cash and equivalents	50,054	5,030	34,862	79,886
Restricted cash	113,073	20,057	33,156	126,172
Notes and accounts receivable, net	290,548	23,172	14,042	281,418
Inventories	39,247	—	—	39,247
Investments in and advances to real estate affiliates	394,303	—	(29,810)	364,493
Other assets	138,141	23,626	25,512	140,027

Total Assets	$4,432,194	$626,490	$835,522	$4,641,226

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$2,620,598	$483,624	$788,240	$2,925,214
Notes payable	64,554	14,798	3,195	52,951
Long-term credit facility	54,000	—	—	54,000
Senior and subordinated debt	220,400	—	—	220,400
Accounts payable and accrued expenses	514,270	60,191	44,087	498,166
Deferred income taxes	227,982	—	—	227,982

Total Liabilities	3,701,804	558,613	835,522	3,978,713
Minority Interest	67,877	67,877	—	—

Total Shareholders’ Equity	662,513	—	—	662,513

Total Liabilities and Shareholders’ Equity	$4,432,194	$626,490	$835,522	$4,641,226

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

B.  Financial Statement Presentation (continued)

Consolidated Statement of Earnings - Year Ended January 31, 2003

			Plus
			Unconsolidated	Plus
		Less Minority	Investments at	Discontinued	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$791,806	$133,309	$222,119	$9,033	$889,649
Lumber trading	97,060	—	—	—	97,060
Equity in earnings of unconsolidated entities	38,684	—	(18,644)	—	20,040

	927,550	133,309	203,475	9,033	1,006,749

Expenses
Operating expenses	544,798	74,888	123,000	5,325	598,235
Interest expense	177,237	33,450	54,814	1,149	199,750
Provision for decline in real estate	8,221	—	—	—	8,221
Depreciation and amortization	115,001	18,427	25,661	1,771	124,006

	845,257	126,765	203,475	8,245	930,212

(Loss) gain on disposition of operating properties and other investments	(295)	—	—	6,914	6,619

Earnings before income taxes	81,998	6,544	—	7,702	83,156

Income tax expense
Current	4,207	—	—	1,806	6,013
Deferred	27,619	—	—	693	28,312

	31,826	—	—	2,499	34,325

Earnings before minority interest and discontinued operations	50,172	6,544	—	5,203	48,831
Minority interest	(6,544)	(6,544)	—	—	—

Earnings from continuing operations	43,628	—	—	5,203	48,831
Discontinued operations, net of tax and minority interest
Earnings from operations	1,023	—	—	(1,023)	—
Gain on disposition of operating properties	4,180	—	—	(4,180)	—

	5,203	—	—	(5,203)	—

Net earnings	$48,831	$—	$—	$—	$48,831

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

B.  Financial Statement Presentation (continued)

Consolidated Statement of Earnings - Year Ended January 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Revenues
Rental properties	$742,516	$118,382	$210,596	$834,730
Lumber trading	115,728	—	—	115,728
Equity in earnings of unconsolidated entities	48,326	—	(33,798)	14,528

	906,570	118,382	176,798	964,986

Expenses
Operating expenses	552,517	72,444	115,863	595,936
Interest expense	178,966	35,206	45,656	189,416
Provision for decline in real estate	8,783	1,973	—	6,810
Depreciation and amortization	97,842	16,753	20,960	102,049

	838,108	126,376	182,479	894,211

Gain on disposition of operating properties and other investments	91,109	—	5,681	96,790

Earnings before income taxes	159,571	(7,994)	—	167,565

Income tax expense
Current	502	—	—	502
Deferred	62,832	—	—	62,832

	63,334	—	—	63,334

Earnings before minority interest and cumulative effect of change in accounting principle	96,237	(7,994)	—	104,231
Minority interest	7,994	7,994	—	—

Earnings before cumulative effect of change in accounting principle	104,231	—	—	104,231
Cumulative effect of change in accounting principle, net of tax	(1,202)	—	—	(1,202)

Net earnings	$103,029	$—	$—	$103,029

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

B. Financial Statement Presentation (continued)

Consolidated Statement of Earnings - Year Ended January 31, 2001

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Revenues
Rental properties	$658,369	$114,247	$199,797	$743,919
Lumber trading	105,427	—	—	105,427
Equity in earnings of unconsolidated entities	30,989	—	(19,819)	11,170

	794,785	114,247	179,978	860,516

Expenses
Operating expenses	443,707	56,093	118,747	506,361
Interest expense	182,544	35,488	43,368	190,424
Provision for decline in real estate	1,231	—	—	1,231
Depreciation and amortization	98,364	19,017	20,222	99,569

	725,846	110,598	182,337	797,585

Gain (loss) on disposition of operating properties and other investments	48,409	(250)	2,359	51,018

Earnings before income taxes	117,348	3,399	—	113,949

Income tax expense
Current	10,326	—	—	10,326
Deferred	11,986	—	—	11,986

	22,312	—	—	22,312

Earnings before minority interest	95,036	3,399	—	91,637
Minority interest	(3,399)	(3,399)	—	—

Net earnings	$91,637	$—	$—	$91,637

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows - Year Ended January 31, 2003

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$838,453	$123,344	$190,284	$905,393
Cash distributions from unconsolidated entities	20,551	—	(20,551)	—
Proceeds from land sales	65,447	4,355	25,792	86,884
Land development expenditures	(45,595)	(2,300)	(22,285)	(65,580)
Operating expenditures	(490,315)	(56,828)	(93,905)	(527,392)
Interest paid	(173,971)	(32,177)	(54,527)	(196,321)

Net cash provided by operating activities	214,570	36,394	24,808	202,984

Cash Flows from Investing Activities
Capital expenditures	(564,809)	(67,197)	(114,994)	(612,606)
Proceeds from disposition of operating properties and other investments	25,913	1,563	—	24,350
Change in investments in and advances to real estate affiliates	(66,353)	—	29,533	(36,820)

Net cash used in investing activities	(605,249)	(65,634)	(85,461)	(625,076)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	945,373	59,775	77,797	963,395
Principal payments on nonrecourse mortgage debt	(371,864)	(25,614)	(20,875)	(367,125)
Payments on long-term credit facility	(96,750)	—	—	(96,750)
Increase in notes payable	39,136	2,582	7,516	44,070
Payments on notes payable	(24,206)	(819)	(4,626)	(28,013)
Change in restricted cash and book overdrafts	(14,765)	(1,835)	91	(12,839)
Payment of deferred financing costs	(10,944)	(1,492)	(4,395)	(13,847)
Exercise of stock options	3,137	—	—	3,137
Dividends paid to shareholders	(10,912)	—	—	(10,912)
Increase in minority interest	4,776	4,776	—	—

Net cash provided by financing activities	462,981	37,373	55,508	481,116

Net increase (decrease) in cash and equivalents	72,302	8,133	(5,145)	59,024
Cash and equivalents at beginning of year	50,054	5,030	34,862	79,886

Cash and equivalents at end of year	$122,356	$13,163	$29,717	$138,910

Reconciliation of Net Earnings to Cash Provided by (Used In) Operating Activities
Net Earnings	$48,831	$—	$—	$48,831
Discontinued operations:
Depreciation	1,864	322	—	1,542
Amortization	248	19	—	229
Gain on disposition of operating properties	(6,969)	(55)	—	(6,914)
Minority interest	(131)	(131)	—	—
Minority interest	6,544	6,544	—	—
Depreciation	94,422	14,320	22,062	102,164
Amortization	20,579	4,107	3,599	20,071
Equity in earnings of unconsolidated entities	(38,684)	—	18,644	(20,040)
Cash distributions from unconsolidated entities	20,551	—	(20,551)	—
Deferred income taxes	27,533	—	—	27,533
Loss on disposition of other investments	295	—	—	295
Provision for decline in real estate	8,221	—	—	8,221
Decrease (increase) in land included in projects under development	204	(303)	5,754	6,261
Decrease in land included in completed rental properties	341	75	—	266
Increase in land held for development or sale	(10,843)	—	(6,779)	(17,622)
Increase in notes and accounts receivable	14,585	(4,259)	(6,193)	12,651
Decrease in inventories	609	—	—	609
Increase in other assets	(25,337)	(1,834)	(3,199)	(26,702)
Increase in accounts payable and accrued expenses	51,707	17,589	11,471	45,589

Net cash provided by operating activities	$214,570	$36,394	$24,808	$202,984

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows - Year Ended January 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$724,816	$107,809	$172,639	$789,646
Cash distributions from unconsolidated entities	29,939	—	(29,939)	—
Proceeds from land sales	36,842	2,008	35,112	69,946
Land development expenditures	(28,260)	(1,701)	(19,713)	(46,272)
Operating expenditures	(501,266)	(60,219)	(91,511)	(532,558)
Interest paid	(180,476)	(35,490)	(46,028)	(191,014)

Net cash provided by operating activities	81,595	12,407	20,560	89,748

Cash Flows from Investing Activities
Capital expenditures	(425,991)	1,026	(113,746)	(540,763)
Proceeds from disposition of operating properties and other investments	190,011	—	7,791	197,802
Change in investments in and advances to real estate affiliates	22,694	—	(4,938)	17,756

Net cash (used in) provided by investing activities	(213,286)	1,026	(110,893)	(325,205)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	506,851	83,222	185,184	608,813
Principal payments on nonrecourse mortgage debt	(301,665)	(87,611)	(70,963)	(285,017)
Payments on long-term credit facility	(160,000)	—	—	(160,000)
Increase in notes payable	48,617	105	16,952	65,464
Payments on notes payable	(39,455)	(1)	(15,174)	(54,628)
Change in restricted cash and book overdrafts	(31,596)	(8,233)	(13,765)	(37,128)
Payment of deferred financing costs	(17,080)	(2,319)	(3,390)	(18,151)
Exercise of stock options	4,577	—	—	4,577
Sale of common stock, net	117,663	—	—	117,663
Dividends paid to shareholders	(8,213)	—	—	(8,213)
Decrease in minority interest	(2,219)	(2,219)	—	—

Net cash provided by(used in) financing activities	117,480	(17,056)	98,844	233,380

Net (decrease) increase in cash and equivalents	(14,211)	(3,623)	8,511	(2,077)
Cash and equivalents at beginning of year	64,265	8,653	26,351	81,963

Cash and equivalents at end of year	$50,054	$5,030	$34,862	$79,886

Reconciliation of Net Earnings to Cash Provided by (Used In) Operating Activities
Net Earnings	$103,029	$—	$—	$103,029
Minority interest	(7,994)	(7,994)	—	—
Depreciation	79,454	12,747	18,278	84,985
Amortization	18,388	4,006	2,682	17,064
Equity in earnings of unconsolidated entities	(48,326)	—	33,798	(14,528)
Cash distributions from unconsolidated entities	29,939	—	(29,939)	—
Deferred income taxes	59,921	—	—	59,921
Gain on disposition of operating properties and other investments	(91,109)	—	(5,681)	(96,790)
Provision for decline in real estate	8,783	1,973	—	6,810
Cumulative effect of change in accounting principle	1,988	—	—	1,988
(Increase) decrease in land included in projects under development	(19,192)	(1,751)	5,052	(12,389)
Decrease in land included in completed rental properties	—	—	191	191
Increase in land held for development or sale	(1,449)	—	(2,233)	(3,682)
Increase in notes and accounts receivable	(84,033)	(5,391)	(3,228)	(81,870)
Increase in inventories	(13)	—	—	(13)
Decrease (increase) in other assets	8,731	4,773	(283)	3,675
Increase in accounts payable and accrued expenses	23,478	4,044	1,923	21,357

Net cash provided by operating activities	$81,595	$12,407	$20,560	$89,748

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows - Year Ended January 31, 2001

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$733,157	$98,718	$160,239	$794,678
Cash distributions from unconsolidated entities	60,018	—	(60,018)	—
Proceeds from land sales	24,873	—	39,074	63,947
Land development expenditures	(35,376)	(2,130)	(33,241)	(66,487)
Operating expenditures	(417,274)	(43,289)	(81,514)	(455,499)
Interest paid	(177,971)	(35,150)	(44,154)	(186,975)

Net cash provided by (used in) operating activities	187,427	18,149	(19,614)	149,664

Cash Flows from Investing Activities
Capital expenditures	(505,284)	(80,195)	(129,970)	(555,059)
Proceeds from disposition of operating properties and other investments	130,751	—	2,703	133,454
Change in investments in and advances to real estate affiliates	(125,603)	—	88,656	(36,947)

Net cash used in investing activities	(500,136)	(80,195)	(38,611)	(458,552)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	826,387	205,733	79,812	700,466
Principal payments on nonrecourse mortgage debt	(471,062)	(131,362)	(10,729)	(350,429)
Increase in notes payable	20,559	598	(656)	19,305
Payments on notes payable	(37,837)	(190)	(157)	(37,804)
Change in restricted cash and book overdrafts	(30,899)	(1,712)	(1,202)	(30,389)
Payment of deferred financing costs	(30,682)	(11,137)	(2,290)	(21,835)
Exercise of stock options	550	—	—	550
Dividends paid to shareholders	(6,608)	—	—	(6,608)
Increase in minority interest	2,084	2,084	—	—
Proceeds from issuance of subordinated debt	20,400	—	—	20,400

Net cash provided by financing activities	292,892	64,014	64,778	293,656

Net (decrease) increase in cash and equivalents	(19,817)	1,968	6,553	(15,232)
Cash and equivalents at beginning of year	84,082	6,685	19,798	97,195

Cash and equivalents at end of year	$64,265	$8,653	$26,351	$81,963

Reconciliation of Net Earnings to Cash Provided by (Used in) Operating Activities
Net Earnings	$91,637	$—	$—	$91,637
Minority interest	3,399	3,399	—	—
Depreciation	75,546	12,473	17,410	80,483
Amortization	22,818	6,544	2,812	19,086
Equity in earnings of unconsolidated entities	(30,989)	—	19,819	(11,170)
Cash distributions from unconsolidated entities	60,018	—	(60,018)	—
Deferred income taxes	12,012	—	—	12,012
(Gain) loss on disposition of operating properties and other investments	(48,409)	250	(2,359)	(51,018)
Provision for decline in real estate	1,231	—	—	1,231
(Increase) decrease in land included in projects under development	(17,669)	(1,624)	4,164	(11,881)
Decrease in land included in completed rental properties	655	—	—	655
Increase in land held for development or sale	(948)	—	(171)	(1,119)
(Increase) decrease in notes and accounts receivable	(6,503)	(13,949)	(301)	7,145
Decrease in inventories	18,210	—	—	18,210
Increase in other assets	(36,723)	(4,997)	(2,859)	(34,585)
Increase in accounts payable and accrued expenses	43,142	16,053	1,889	28,978

Net cash provided by(used in) operating activities	$187,427	$18,149	$(19,614)	$149,664

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

C. Real Estate and Related Nonrecourse Mortgage Debt

     The components of real estate cost and related nonrecourse mortgage debt are presented below on the pro-rata consolidation method. See Note B.

	January 31, 2003

		Less		Nonrecourse
		Accumulated		Mortgage
	Total Cost	Depreciation	Net Cost	Debt

	(in thousands)
Completed rental properties
Residential	$1,113,916	$169,182	$944,734	$887,256
Commercial
Retail centers	1,437,995	204,845	1,233,150	1,094,076
Office and other buildings	1,529,340	322,658	1,206,682	1,074,070
Central Station and Stapleton	829	369	460	—
Corporate and other equipment	25,823	17,867	7,956	—

	4,107,903	714,921	3,392,982	3,055,402

Projects under development
Residential	135,268	—	135,268	100,923
Commercial
Retail centers	216,749	—	216,749	29,700
Office and other buildings	218,389	—	218,389	94,929
Central Station and Stapleton	56,903	—	56,903	13,209

	627,309	—	627,309	238,761

Land held for development or sale	74,507	—	74,507	37,288

Total real estate and mortgage debt	$4,809,719	$714,921	$4,094,798	$3,331,451

D. Notes and Accounts Receivable, Net

     The components of notes and accounts receivable, net are as follows.

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)
January 31, 2003
Lumber trading	$104,213	$—	$—	$104,213
Real estate sales	6,718	—	11,239	17,957
Syndication activities	60,339	44	—	60,295
Straight-line rent receivable from tenants	49,504	11,685	3,050	40,869
Receivable from tenants	15,303	3,145	3,618	15,776
Other receivables	81,241	19,283	3,249	65,207

	317,318	34,157	21,156	304,317
Allowance for doubtful accounts	(30,666)	(2,570)	(921)	(29,017)

Notes and Accounts Receivable, Net	$286,652	$31,587	$20,235	$275,300

Weighted average interest rate	7.37%			7.22%
Total Notes Receivable included above	$62,029			$71,975
Due within one year	$21,674			$30,814
January 31, 2002
Lumber trading	$123,888	$—	$—	$123,888
Real estate sales	18,863	273	3,574	22,164
Syndication activities	65,837	—	—	65,837
Straight-line rent receivable from tenants	34,419	7,614	2,031	28,836
Receivable from tenants	22,056	4,067	4,583	22,572
Other receivables	58,991	13,604	4,584	49,971

	324,054	25,558	14,772	313,268
Allowance for doubtful accounts	(33,506)	(2,386)	(730)	(31,850)

Notes and Accounts Receivable, Net	$290,548	$23,172	$14,042	$281,418

Weighted average interest rate	7.80%			7.63%
Total Notes Receivable included above	$62,138			$64,531
Due within one year	$22,863			$23,794

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

D. Notes and Accounts Receivable, Net (continued)

Lumber Trading Group

     The Lumber Trading Group has entered into a three-year agreement expiring in July 2005 under which it is selling an undivided interest in a pool of receivables up to a maximum of $102,000,000 to a large financial institution (the “Financial Institution”). The Company bears no risk regarding the collectibility of the accounts receivable once sold, and cannot modify the pool of receivables. At January 31, 2003 and 2002, the Financial Institution held an interest of $41,000,000 and $44,000,000, respectively, in the pool of receivables. Sales of accounts receivable have averaged $48,900,000 and $44,300,000 per month during the years ended January 31, 2003 and 2002, respectively. This arrangement is without recourse to the Company.

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

Reduction of Reserves on Notes Receivable

     The Company, through its Residential Group, is the 1% general partner in 25 Federally Subsidized housing projects owned by syndicated partnerships. Upon formation of these partnerships approximately 20 years ago, the Company received interest-bearing notes receivable as consideration for development and other fee services. At their inception, these notes were fully reserved as their collection was doubtful based on the limited cash flows generated by the properties pursuant to their government subsidy contracts. Likewise, a reserve for the related accrued interest was established each year.

     During the years ended January 31, 2003 and 2002, 20 of these properties completed a series of events that led to the reduction of a portion of ($4,176,000 and $24,620,000 in 2002 and 2001, respectively) these reserves. The first of these events was the modification or expiration of the Government contracts that now allow for market rate apartment rentals, which provide a significant increase in expected future cash flows. This, in turn, increased the appraised values of these properties and in some instances resulted in a settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest. As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest is now probable. The reductions are included in revenues in the Consolidated Statements of Earnings. The Company will continue to review the level of reserves against these notes receivable in relation to events that could change expected cash flows from these properties. At January 31, 2003 and 2002, $9,268,000 and $12,615,000, respectively, were included in allowance for doubtful accounts for principal and interest on these notes receivable.

     Millender Center - During the year ended January 31, 2003, the Company reduced $690,000 of the reserve recorded against interest receivable from Millender Center (the Project), a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan. The reduction of this reserve was primarily the result of increased cash flow projections due to lower variable rate interest expense. The Company had previously reversed and recorded interest income of $1,715,000 in the year ended January 31, 2002, $10,775,000 in the year ended January 31, 2001 and $4,000,000 in previous years. Repayments on the Note were received in the amount of $1,048,000 in the year ended January 31, 2003 and $848,000 in the year ended January 31, 2002. The recorded balance of the Note was $15,284,000 and $15,642,000 at January 31, 2003 and January 31, 2002, respectively.

     The Company owns a 1% general partner interest in the Project and loaned $14,775,000 to the 99% limited partners in 1985, as evidenced by the Note. A full reserve against the Note was recorded in 1995 when the Company determined that collection was doubtful due to the operating performance of the Project at that time.

     In October 1998, the Project entered into a lease agreement with General Motors (GM) whereby the Project, except for the apartments, is leased to GM through 2010, when it is expected that GM will exercise a purchase option. This lease arrangement, coupled with the resurgence of downtown Detroit’s economy as a result of GM’s relocation of its corporate headquarters to a location adjacent to the Project and the entry of gaming has significantly improved the operating performance of the Project. The Company believes that the current and anticipated improved performance of the Project supports its assessment that the principal of the Note is now fully collectible. During the year ended January 31, 2003 and 2002, the Company recognized interest income on the Note of $-0- and $1,715,000 respectively. At January 31, 2003 and 2002, $11,015,000 and $10,165,000, respectively, related to the Project were included in allowance for doubtful accounts for principal and interest receivable on this Note.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

E. Investments in and Advances to Real Estate Affiliates

     Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments in entities which the Company does not control and which are accounted for on the equity method. Summarized combined financial information for these investments, along with the Company’s pro-rata share, is as follows.

	Combined (100%)		Pro-Rata Share

January 31,	2003	2002	2003	2002

	(in thousands)
Balance Sheet:
Completed rental properties	$2,384,920	$2,235,274	$875,282	$775,878
Projects under development	307,566	243,339	132,265	124,395
Land held for development or sale	85,663	69,723	39,471	32,692
Investments in and advances to real estate affiliates - syndicated residential partnerships (1)	—	—	86,057	78,435
Accumulated depreciation	(484,845)	(434,466)	(195,301)	(175,205)
Other assets	278,024	280,760	112,324	107,572

Total Assets	$2,571,328	$2,394,630	$1,050,098	$943,767

Mortgage debt, nonrecourse	2,226,384	$2,117,979	845,161	$788,240
Advances from general partner	18,355	20,455	—	—
Other liabilities	166,286	152,342	56,457	47,282
Partners’ equity	160,303	103,854	148,480	108,245

Total Liabilities and Partners’ Equity	$2,571,328	$2,394,630	$1,050,098	$943,767

Years Ended January 31,
Operations:
Revenues	$544,712	$519,865	$222,119	$210,596
Equity in earnings of unconsolidated entities on a pro-rata basis	—	—	20,040	14,528
Operating expenses	(295,142)	(283,570)	(123,000)	(115,863)
Interest expense	(133,231)	(119,061)	(55,194)	(44,602)
Depreciation and amortization	(68,724)	(72,241)	(25,661)	(20,960)
Gain on disposition of operating properties and other investments	—	12,392	—	5,681
Cumulative effect of change in accounting principle	—	(343)	—	(233)

Net earnings (pre-tax)	$47,615	$57,042	$38,304	$49,147

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

Partners’ equity, as above	$160,303	$103,854
Equity of other partners	30,178	16,064

Company’s investment in partnerships	130,125	87,790
Advances to partnerships, as above	18,355	20,455
Advances to other real estate affiliates	340,725	286,058

Investments in and Advances to Real Estate Affiliates	$489,205	$394,303

(1)	The Company is a general partner in several syndicated residential partnerships which are accounted for on the equity method under both full consolidation and pro-rata consolidation. Summarized Balance Sheet information at the Company’s economic share is as follows:

Total Assets	$531,585	$526,231
Total Liabilities	$445,528	$447,796
Partner’s Equity	$86,057	$78,435

     As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to four executive officers of the Company. At January 31, 2003 and January 31, 2002, amounts advanced for real estate projects on behalf of this partner secured by this partnership interest were $98,264,000 and $81,970,000, respectively, of the $340,725,000 and $286,058,000 presented above for “Advances to other real estate affiliates”. These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

F. Other Assets

     Included in other assets are costs incurred in connection with obtaining financing which are deferred and amortized over the life of the related debt. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized using the straight-line method over the lives of the related leases.

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)
January 31, 2003
Unamortized costs, net	$112,290	$19,236	$29,199	$122,253
Prepaid expenses and other	42,538	4,175	2,871	41,234

	$154,828	$23,411	$32,070	$163,487

January 31, 2002
Unamortized costs, net	$96,995	$19,363	$22,711	$100,343
Prepaid expenses and other	41,146	4,263	2,801	39,684

	$138,141	$23,626	$25,512	$140,027

G. Accounts Payable and Accrued Expenses

     Included in accounts payable and accrued expenses at January 31, 2003 and 2002 are book overdrafts of approximately $62,384,000 and $59,832,000, respectively. The overdrafts are a result of the Company’s cash management program and represent checks issued but not yet presented to a bank for collection.

H. Notes Payable

     The components of notes payable, which represent indebtedness whose original maturity dates are within one year of issuance, are as follows.

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)
January 31, 2003
Payable to
Banks	$1,770	$—	$—	$1,770
Other	77,714	16,561	6,086	67,239

	$79,484	$16,561	$6,086	$69,009

Weighted average interest rate	7.35%			7.05%
January 31, 2002
Payable to
Banks	$2,188	$—	$—	$2,188
Other	62,366	14,798	3,195	50,763

	$64,554	$14,798	$3,195	$52,951

Weighted average interest rate	7.50%			7.19%

     Notes Payable to banks reflect borrowings on the Lumber Trading Group’s bank line of credit of $80,000,000 and $86,000,000 at January 31, 2003 and 2002, respectively. The bank line of credit allows for up to $5,000,000 in outstanding letters of credit (none outstanding at January 31, 2003 and 2002) which reduce the credit available to the Lumber Trading Group. Borrowings under the bank line of credit, which are nonrecourse to the Company, are collateralized by all the assets of the Lumber Trading Group, bear interest at the lender’s prime rate or LIBOR plus an applicable margin ranging from 1.375% to 1.75%, and have a fee of 0.2% to 0.4% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee are based on a quarterly interest coverage ratio. The bank line of credit is subject to review and extension annually, and expires on June 30, 2003.

     Other notes payable relate primarily to improvements and construction funded by tenants, property and liability insurance premium financing and advances from affiliates and partnerships.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

H. Notes Payable (continued)

     The following table summarizes interest incurred and paid on notes payable.

Years Ended January 31,	Incurred	Paid

	(in thousands)
2003	$6,866	$4,504
2002	$6,165	$6,045
2001	$8,113	$7,846

I. Mortgage Debt, Nonrecourse

     Mortgage debt, which is collateralized by completed rental properties, projects under development and certain undeveloped land, is as follows.

			Less	Plus Unconsolidated
	Full		Minority	Investments	Pro-Rata
	Consolidation	Rate(1)	Interest	at Pro-Rata	Consolidation	Rate(1)

	(dollars in thousands)
January 31, 2003
Fixed	$2,030,035	7.16%	$354,961	$558,600	$2,233,674	7.28%
Variable
Taxable(2)	805,574	4.67%	149,971	194,736	850,339	4.50%
Tax-Exempt	105,000	2.25%	11,550	79,963	173,413	2.31%
UDAG	75,498	2.00%	13,335	11,862	74,025	2.83%

	$3,016,107	6.20%	$529,817	$845,161	$3,331,451	6.21%

January 31, 2002
Fixed	$1,817,234	7.28%	$339,214	$503,329	$1,981,349	7.42%
Variable
Taxable	649,321	5.51%	121,790	209,359	736,890	5.26%
Tax-Exempt	84,600	2.27%	11,700	63,690	136,590	2.35%
UDAG	69,443	1.73%	10,920	11,862	70,385	2.72%

	$2,620,598	6.53%	$483,624	$788,240	$2,925,214	6.52%

(1)	Reflects weighted average interest rates including both the base index and lender margin.

(2)	Taxable variable-rate debt of $805,574 at full consolidation and $850,339 at pro-rata consolidation is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2004.

     On January 31, 2003, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development is as follows.

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)
Variable(1)	$214,428	$36,964	$57,395	$234,859
Fixed	4,000	1,200	1,101	3,901

Total	$218,428	$38,164	$58,496	$238,760

Commitment from lenders	$514,158	$100,190	$148,894	$562,862

(1)	Includes tax-exempt debt of $52,000 at full consolidation and $77,370 at pro-rata consolidation.

     The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

I. Mortgage Debt, Nonrecourse (continued)

     The Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for its nonrecourse mortgage debt portfolio as follows.

	Caps		Swaps(1)

		Average		Average
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)
02/01/03 - 02/01/04	$792,411	6.48%	$254,663	2.49%
02/01/04 - 02/01/05(2)	$341,771	7.20%	$270,484	2.74%
02/01/05 - 02/01/06	$227,256	7.83%	$52,955	4.54%
02/01/06 - 02/01/07	$90,953	7.58%	$51,905	4.54%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.

(2)	LIBOR interest rate swaps of $200,000 were executed in March 2003 at an average rate of 2.21%.

     The Urban Development Action Grants and other subsidized loans bear interest at rates which are below prevailing historical commercial lending rates and are granted to the Company by government agencies as an inducement to develop real estate in targeted areas. A right to participate by the local government in the future cash flows of the project is generally a condition of these loans. Participation in annual cash flows generated from operations or appreciation resulting from sales or refinancings are recognized as expenses in the period earned.

     The Company is engaged in discussions with its current lenders and is actively pursuing new lenders to extend and refinance maturing mortgage debt. As of January 31, 2003, the composition of mortgage debt maturities (including scheduled amortization and balloon payments) along with refinancing commitments and extension options for the next five years is as follows.

	Total	Scheduled		Committed(1)	Extension	Net
Years Ending January 31,	Maturities	Amortization	Balloons	Refinancings	Options	Balloons

	(in thousands)
2004	$520,256	$53,678	$466,578	$32,984	$141,287	$292,307
2005	$256,143	$55,790	$200,353	$—	$125,635	$74,718
2006	$177,826	$57,756	$120,070	$—	$—	$120,070
2007	$423,020	$47,017	$376,003	$—	$—	$376,003
2008	$150,250	$46,953	$103,297	$—	$—	$103,297

(1)	Refinancing commitments were executed in February 2003.

     The following table summarizes interest incurred and paid on mortgage debt, nonrecourse.

Years Ended January 31,	Incurred	Paid

	(in thousands)
2003	$174,867	$173,001
2002	$174,957	$176,413
2001	$168,419	$165,348

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

J. Long-Term Credit Facility

     At January 31, 2003, the Company had $135,250,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The credit facility includes a $100,000,000 term loan with an outstanding balance of $81,250,000 as of January 31, 2003 and a $250,000,000 revolving line of credit, both of which mature in March 2006 and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($26,788,000 in letters of credit outstanding and $-0- surety bonds at January 31, 2003). Quarterly principal payments of $6,250,000 on the new term loan commenced July 1, 2002.

     At January 31, 2002, the Company had $54,000,000 outstanding under its $265,000,000 revolving credit facility. The balance was paid in full on March 5, 2002 with the proceeds from the new term loan discussed above. The revolving credit facility was scheduled to mature on March 31, 2003 and allowed for up to a combined amount of $30,000,000 in outstanding letters of credit and surety bonds ($17,087,000 and $9,675,000, respectively, were outstanding at January 31, 2002). The revolving credit available was reduced quarterly by $2,500,000 and at January 31, 2002, the revolving credit line was $250,000,000.

     The long-term credit facility provides, among other things, for: 1) at the Company’s election, interest rates of 2.125% over LIBOR or 1/2% over the prime rate except for the last $50,000,000 of borrowings in the case of the revolving loans which is based on 2.75% over LIBOR or 3/4% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restriction of $20,000,000 on dividend payments and stock repurchases. At January 31, 2003, retained earnings of $9,088,000 were available for payment of dividends. On March 5, 2003, the anniversary date of the long-term credit facility, this amount was reset to the $20,000,000 limitation.

     In order to mitigate the short-term variable interest rate risk on its long-term credit facility, the Company has entered into LIBOR interest rate swaps and purchased LIBOR interest rate caps. Swaps are in effect through January 31, 2004 which effectively fixed the LIBOR rate at 1.78% for a notional amount of $56,250,000 beginning February 1, 2003, and effectively fixed the LIBOR rate at 1.77% for a notional amount of $75,000,000 beginning December 1, 2002. LIBOR interest rate caps for 2003 were purchased at an average rate of 5.50% at a notional amount of $75,651,000 covering the period February 1, 2003 through February 1, 2004. LIBOR interest rate caps for 2004 were purchased at an average rate of 5.00% at a notional amount of $147,882,000 covering the period February 1, 2004 through August 1, 2004.

     Interest incurred on long-term credit facility was $7,033,000 in 2002, $10,969,000 in 2001 and $16,163,000 in 2000. Interest paid on the long-term credit facility was $6,430,000 in 2002, $11,540,000 in 2001 and $15,162,000 in 2000.

K. Senior and Subordinated Debt

     On March 16, 1998, the Company issued $200,000,000 of 8.50% senior notes, due March 15, 2008, in a public offering. Accrued interest is payable semi-annually on March 15 and September 15. The senior notes are unsecured senior obligations of the Company; however, they are subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends. The dividend limitation is not as restrictive as that imposed by the Company’s long-term credit facility (Note J).

     The senior notes may be redeemed by the Company, in whole or in part, at any time on or after March 15, 2003 at redemption prices beginning at 104.25% for the year beginning March 15, 2003 and systematically reduced to 100% in the years thereafter.

      In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear interest at 8.25% and are due September 15, 2010. Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the revolving credit facility. Financial covenants associated with this debt are similar to that of the senior notes. The Company, from time to time, may purchase its Senior Notes on the open market.

      Interest incurred on the above debt was $18,683,000 in 2002, $18,591,000 in 2001 and $17,234,000 in 2000. Interest paid was $18,683,000 in 2002, $18,194,000 in 2001 and $17,000,000 in 2000.

      On May 24, 2002, the Company, along with its wholly-owned subsidiaries Forest City Enterprises Capital Trust I (Trust I) and Forest City Capital Trust I) (Trust II), filed an amended shelf registration statement with the Securities and Exchange Commission. This registered an undetermined number of shares of the preferred securities of Trusts I and II along with the guarantee by the Company of the preferred securities. No securities have been issued by Trusts I and II to date. These securities, if issued, will be the sole assets of the Trusts.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

K.  Senior and Subordinated Debt (continued)

Consolidated Interest

     The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes H, I, J and K).

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments	Discontinued	Pro-Rata
Years Ended January 31,	Consolidation	Interest	at Pro-Rata	Operations	Consolidation

	(in thousands)
2003
Interest incurred	$207,449	$34,357	$56,955	$1,149	$231,196
Interest capitalized	(30,212)	(907)	(2,141)	—	(31,446)

Net interest expense	$177,237	$33,450	$54,814	$1,149	$199,750

Interest paid	$202,618				$227,767

2002
Interest incurred	$210,682	$35,995	$49,279	$—	$223,966
Interest capitalized	(31,716)	(789)	(3,623)	—	(34,550)

Net interest expense	$178,966	$35,206	$45,656	$—	$189,416

Interest paid	$212,192				$225,564

2001
Interest incurred	$209,929	$38,605	$50,509	$—	$221,833
Interest capitalized	(27,385)	(3,117)	(7,141)	—	(31,409)

Net interest expense	$182,544	$35,488	$43,368	$—	$190,424

Interest paid	$205,356				$218,384

L.  Income Taxes

     The income tax provision related to continuing operations consists of the following:

	Years Ended January 31,

	2003	2002	2001

	(in thousands)
Current
Federal	$2,730	$(1,406)	$7,991
Foreign	443	499	422
State	1,034	1,409	1,913

	4,207	502	10,326

Deferred
Federal	22,928	50,976	9,495
Foreign	(313)	23	40
State	5,004	11,833	2,451

	27,619	62,832	11,986

Total provision	$31,826	$63,334	$22,312

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

L.  Income Taxes (continued)

     The effective tax rate for income taxes varies from the federal statutory rate of 35% due to the following items.

	Years Ended January 31,

	2003	2002	2001

	(in thousands)
Financial statement earnings before income taxes, after minority interest	$75,454	$167,565	$113,949

Income taxes computed at the statutory rate	$26,409	$58,648	$39,882
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	4,251	7,770	7,834
General Business Credits	(971)	(4,851)	—
Valuation allowance	(549)	(482)	(2,262)
Cancellation of debt	—	—	(23,589)
Other items	2,686	2,249	447

Total provision	$31,826	$63,334	$22,312

Effective tax rate	42.18%	37.80%	19.58%

     The components of the deferred tax provision for continuing operations are as follows.

	Years Ended January 31,

	2003	2002	2001

	(in thousands)
Excess of tax over financial statement depreciation and amortization	$11,979	$11,749	$5,389
Cancellation of debt	—	(570)	(23,589)
Gains deferred for tax purposes	— (1)	33,587	14,636
Costs on land and rental properties under development expensed for tax purposes	4,208	5,721	3,852
Revenues and expenses recognized in different periods for tax and financial statement purposes	2,071	8,737	(412)
Difference between tax and financial statements related to unconsolidated entities	8,984	3,587	4,792
Provision for decline in real estate	(2,877)	(802)	(431)
Deferred state taxes, net of federal benefit	4,491	6,772	4,817
Utilization (benefit) of tax loss carryforward excluding effect of stock options	4,596	(1,945)	13,221
Valuation allowance	(549)	(482)	(2,262)
General Business Credits	(1,148)	(4,851)	—
Alternative Minimum Tax credits (available) used	(4,136)	1,329	(8,027)

Deferred provision	$27,619	$62,832	$11,986

(1)	Gain on disposition of Courtland Center, which was structured as a tax-deferred exchange, has been reported in Discontinued Operations in the Consolidated Statement of Earnings for the year ended January 31, 2003.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

L.  Income Taxes (continued)

     The components of the deferred income tax liability are as follows.

	January 31,

	Temporary Differences		Deferred Tax

	2003	2002	2003		2002

	(in thousands)
Depreciation	$196,316	$165,769	$77,643		$65,561
Capitalized costs(1)	490,759	451,931	194,095		178,739
Tax loss carryforward	(8,516)	(21,649)	(2,980	)(2)	(7,577	)(2)
Federal tax credits	—	—	(41,677)		(36,393)
Other comprehensive (loss) income	(14,428)	(15,370)	(5,706)		(6,079)
Basis in unconsolidated entities	117,847	94,653	46,608		37,435
Other	(56,901)	(29,259)	(12,095)		(3,704)

	$725,077	$646,075	$255,888		$227,982

(1)	Additions to capitalized costs during the years ended January 31, 2003 and 2002 include $10,417 and $102,408, respectively, related to replacement property of tax-deferred exchanges.

(2)	Deferred tax benefit related to stock options exercised during the years ended January 31, 2003 and 2002 were $779 and $2,123, respectively.

     Total income taxes paid were $3,001,000, $11,419,000 and $15,511,000 for the years ended January 31, 2003, 2002 and 2001, respectively. At January 31, 2003, the Company had a tax loss carryforward of $8,516,000 that will expire in the year ending January 31, 2022, General Business Credit carryovers of $7,581,000 that will expire in the years ending January 31, 2004 through January 31, 2023, and an Alternative Minimum Tax credit carryforward of $34,096,000.
     The Company’s net deferred tax liability at January 31, 2003 is comprised of deferred tax liabilities of $468,041,000, deferred tax assets of $213,061,000, and a valuation allowance related to state taxes and general business credits of $908,000.

M.  Segment Information

     Strategic Business Units are determined by the type of customers served or the products sold. The Company operates with four Strategic Business Units. The Commercial Group, the Company’s largest unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires, leases and manages residential rental property, including upscale and middle-market apartments in urban locations, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. It also owns and develops raw land into master-planned communities, mixed-use and other residential developments. The Lumber Trading Group is a lumber wholesaler.

     The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax) ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). The Company excludes gain (loss) on the disposition of operating properties and other investments from EBDT because it develops and acquires properties for long-term investment, not short-term trading gains. As a result, the Company views dispositions of operating properties and other investments, other than commercial land and airrights or land held by the Land Development Group, as nonrecurring items. Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported in operating earnings. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT. The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are noncash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are noncash items. The provision for decline in real estate is excluded from EBDT because it is a noncash item that varies from year to year based on factors unrelated to the Company’s overall financial performance. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

M.  Segment Information (continued)

     The following tables summarize financial data for the Commercial, Residential, Land Development Lumber Trading Groups and Corporate. All amounts, including footnotes, are presented in thousands.

	January 31,			Years Ended January 31,

	Identifiable Assets			Expenditures for Additions to Real Estate

	2003	2002	2001	2003	2002	2001

Commercial Group	$3,628,251	$3,214,781	$2,940,869	$383,999	$391,719	$305,117
Residential Group	990,192	797,248	752,445	175,892	94,545	224,765
Land Development Group	193,899	174,170	135,742	23,481	32,302	29,650
Lumber Trading Group	149,236	171,353	136,175	1,282	1,902	2,483
Corporate	115,631	74,642	68,368	920	2,508	912

	$5,077,209	$4,432,194	$4,033,599	$585,574	$522,976	$562,927

	Years Ended January 31,

	Revenues			Interest Expense			Depreciation & Amortization

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Commercial Group	$593,715	$560,750	$538,034	$123,087	$122,443	$119,015	$91,735	$79,322	$80,652
Residential Group	152,750	168,713	126,458	24,978	23,869	23,555	19,053	14,136	13,802
Land Development Group	82,853	60,752	24,326	785	1,010	1,901	212	554	124
LumberTrading Group(1)	97,060	115,728	105,427	2,655	3,131	5,584	2,153	2,147	2,340
Corporate	1,172	627	540	25,732	28,513	32,489	1,848	1,683	1,446

	$927,550	$906,570	$794,785	$177,237	$178,966	$182,544	$115,001	$97,842	$98,364

				Earnings Before Income Taxes (EBIT)(2)			Earnings Before Depreciation Amortization & Deferred Taxes (EBDT)

Commercial Group				$64,199	$37,384	$70,430	$144,487	$102,471	$121,446
Residential Group				30,393	50,502	41,014	51,779	68,989	55,787
Land Development Group				38,883	31,516	2,824	22,063	21,429	2,191
Lumber Trading Group				1,131	5,494	1,310	174	3,073	283
Corporate				(44,092)	(47,651)	(45,408)	(27,264)	(27,992)	(31,898)
(Loss) gain on disposition of operating properties and other investments				(295)	91,109	48,409	—	—	—
Provision for decline in real estate				(8,221)	(8,783)	(1,231)	—	—	—

				$81,998	$159,571	$117,348	$191,239	$167,970	$147,809

Discontinued operations(4)							3,160	—	—

Consolidated EBDT							$194,399	$167,970	$147,809
Reconciliation of EBDT to net earnings:(5)
Depreciation and amortization - Real Estate Groups							(118,438)	(98,368)	(95,763)
Deferred taxes — Real Estate Groups							(28,591)	(26,126)	(23,518)
Straight-line rent adjustment							5,565	6,594	9,423
Early extinguishment of debt, net of tax(3)							(999)	(233)	—
Provision for decline in real estate, net of tax							(4,970)	(6,089)	(744)
Minority interest in provision for decline in real estate							—	1,973	—
Minority interest in gain on disposition of operating properties and other investments							—	—	250
(Loss) gain on disposition of operating properties and other investments, net of tax							(178)	55,076	51,821
Gain on disposition reported on equity method, net of tax							—	3,434	2,359
Cumulative effect of change in accounting principle, net of tax							—	(1,202)	—
Discontinued operations not included in EBDT, net of tax and minority interest:(4)
Depreciation and amortization							(1,771)	—	—
Deferred taxes							(285)	—	—
Straight-line rent adjustment							(81)	—	—
Gain on disposition of operating properties							4,180	—	—

Net earnings							$48,831	$103,029	$91,637

(1)	The Company recognizes the gross margin on lumber brokerage sales as revenues. Sales invoiced for the years ended January 31, 2003, 2002 and 2001 were $2,514,000, $2,627,000 and $2,674,000, respectively.

(2)	See Consolidated Statements of Earnings on page 54 for reconciliation of EBIT to net earnings.

(3)	Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported in operating earnings. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

(4)	See Note T - Discontinued Operations on page 91 for more information.

(5)	See Item 6. Selected Financial Data on pages 20-23 of this filing for additional information regarding the reconciliation of EBDT to net earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

N.   Leases

The Company as Lessor

     The following table summarizes the minimum future rental income to be received on noncancelable operating leases of commercial properties that generally extend for periods of more than one year.

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
Years Ending January 31,	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)
2004	$253,636	$50,293	$54,340	$257,683
2005	239,706	48,393	51,272	242,585
2006	231,230	47,433	48,822	232,619
2007	222,007	47,291	44,030	218,746
2008	213,495	46,352	39,327	206,470
Later years	1,439,366	334,546	158,038	1,262,858

	$2,599,440	$574,308	$395,829	$2,420,961

     Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes and operating costs. The following table summarizes total reimbursements.

Years Ended January 31

(in thousands)
2003	$102,772
2002	$94,910
2001	$86,827

The Company as Lessee

     The Company is a lessee under various operating lease arrangements for real property and equipment. The most significant of these involve ground leases in Boston and New York City, the majority of which expire between the years 2070 and 2095, excluding optional renewal periods.

     Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2003 are as follows.

			Plus
		Less	Unconsolidated
	Full	Minority	Investments	Pro-Rata
Years Ending January 31,	Consolidation	Interest	at Pro-Rata	Consolidation

	(in thousands)
2004	$18,402	$3,786	$1,189	$15,805
2005	17,063	3,697	1,152	14,518
2006	15,902	3,645	1,113	13,370
2007	15,719	3,706	1,091	13,104
2008	15,816	3,791	1,089	13,114
Later years	919,477	269,688	48,057	697,846

	$1,002,379	$288,313	$53,691	$767,757

     The following table summarizes rent expense paid.

Years Ended January 31

(in thousands)
2003	$20,748
2002	$24,619
2001	$16,621

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

O.     Commitments and Contingencies

     The Company has adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The guarantees discussed below were entered into prior to January 1, 2003 and, therefore, have not been recorded in the Company’s Consolidated Financial Statements at January 31, 2003, pursuant to the provisions of FIN No. 45. The Company believes the risk of payment under these guarantees is remote and, to date, no payments have been made under these guarantees.

     As of January 31, 2003, the Company has guaranteed loans totaling $3,200,000, relating to a $1,800,000 bank loan for the Stone Gate at Bellefair supported-living Residential Group project in Ryebrook, New York and the Company’s $1,400,000 share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. The bank loan guaranty is expected to terminate in early 2003. The bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company had outstanding letters of credit of $26,788,000 as of January 31, 2003. The maximum potential amount of future payments on the guaranteed loans and letters of credit the Company could be required to make is the total amounts noted above.

     The Company, as a general partner for certain limited partnerships, guarantees the funding of operating deficits of newly-opened apartment projects for an average of five years. At January 31, 2003, the maximum potential amount of future payments on these operating deficit guarantees the Company could be required to make is approximately $21,000,000. The Company would seek to recover any amounts paid through refinancing or sales proceeds of the apartment project. These partnerships typically require the Company to idemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive, or the loss of allocated tax credits and tax losses. At January 31, 2003 the maximum potential payment under these tax indemnity guarantees was approximately $112,000,000. The Company believes that all necessary requirements for qualifications for such tax credits have been and will be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company has obtained legal opinions from major law firms supporting the validity of the tax credits.

     The Company’s mortgage loans are all non-recourse, however in some cases lenders carve-out certain items from the non-recourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2003 the outstanding balance of the partners’ share of these loans was approximately $380,000,000. The Company believes the risk of payment on the carve-out guarantees is mitigated in most cases by the fact the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and insurance coverage for items such as fraud.

     The Company customarily guarantees lien-free completion of projects under construction. Upon completion, the guarantees are released. At January 31, 2003, the Company has guaranteed completion of construction of development projects with a total cost of $2,078,000,000 which are approximately 53% complete in the aggregate. The projects have total loan commitments of $1,683,000,000, of which approximately $822,000,000 was outstanding at January 31, 2003. To date, the Company’s subsidiaries have been successful in consistently delivering lien-free completion of construction projects, without calling the Company’s guarantees of completion.

     The Company is also involved in certain claims and litigation related to its operations. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

P.     Stock-Based Compensation

     Class A fixed options in the form of either incentive stock options or non-qualified stock options may be awarded under the 1994 Stock Option Plan (“Plan”) to key employees and non-employee members of the Company’s Board of Directors. The maximum number of options that may be awarded under the Plan is 3,375,000. The maximum award to a person during any calendar year is 112,500 and the maximum term of an option is 10 years. The exercise price of all options must equal the fair market value of the stock on the date of grant, except, if incentive stock options are granted to someone who owns more than 10% of the total combined voting power of all classes of stock of the Company, then the exercise price will be110% of the fair market value of the stock on the date of grant and the term of the option will be five years. The Planis administered by the Compensation Committee of the Board of Directors. The Company granted 625,795 options in 2001 and 22,500 options in 2000. All options granted under the Plan to date have been for a term of 10 years and vest over two to four years.

     The information required by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” relating to the pro forma effect on net earnings and earnings per share had the fair value based method under SFAS No. 123 been used for stock options is located in Note A - Summary of Significant Accounting Policies, Stock-Based Compensation.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants in 2001 and 2000, respectively: dividend yield of .7% in both years; expected volatility of 34.2%, and 34.9%; risk-free interest rate of 4.9% and 6.0%; expected life of 8.7 years in both years; and turnover of 3.7% in both years. A summary of stock option activity is presented below.

	Years Ended January 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	1,859,251	$19.87	1,593,587	$14.94	1,620,474	$14.71
Granted	—	$—	625,795	$28.53	22,500	$23.38
Exercised	(192,143)	$16.38	(354,731)	$12.90	(49,387)	$11.13
Forfeited	(8,100)	$14.92	(5,400)	$28.53	—	$—

Outstanding at end of year	1,659,008	$20.30	1,859,251	$19.87	1,593,587	$14.94

Options exercisable at end of year	761,799	$15.47	568,621	$14.22	587,925	$11.71
Number of shares available for granting of options at end of year	1,107,806		1,099,706		1,720,101
Weighted average fair value of options granted during the year	$—		$13.40		$11.74

     The following table summarizes information about fixed stock options outstanding at January 31, 2003.

	Options Outstanding			Options Exercisable

Range of	Number	Weighted Average	Weighted	Number	Weighted
Exercise	Outstanding at	Remaining	Average	Exercisable at	Average
Prices	January 31, 2003	Contractual Life	Exercise Prices	January 31, 2003	Exercise Prices

$ 8.56 - 11.41	214,875	3.6 years	$9.58	214,875	$9.58
$14.27 - 17.12	447,424	6.2 years	$14.92	179,985	$14.92
$17.12 - 19.97	353,814	5.2 years	$18.96	350,064	$18.98
$22.83 - 25.67	22,500	7.6 years	$23.38	16,875	$23.38
$25.68 - 28.53	620,395	8.1 years	$28.53	—	$—

	1,659,008			761,799

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

P.     Stock-Based Compensation (continued)

     The Compensation Committee granted 112,500 shares of restricted Class A common stock to key employees in 2001. The restricted shares were awarded out of treasury stock, having a cost basis of $1,009,000, with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. In accordance with APBO No. 25, the market value on the date of grant of $3,191,000 was recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation of this restricted stock award along with previously issued restricted stock is reported as an offset of Additional Paid-In Capital in the accompanying consolidated financial statements. At January 31, 2003, the unamortized unearned compensation relating to all restricted stock amounted to $2,627,000.

     Subsequent Event - In March 2003 grants to key employees and directors were approved of 653,800 Class A common stock options and 112,500 shares of restricted Class A common stock.

Q.     Capital Stock

     The Company paid a three-for-two common stock split of both the Company’s Class A and Class B Common Stock on November 14, 2001 effected as a stock dividend. The stock split was given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity. All share and per share data included in this annual report, including stock option plan information, have been restated to reflect the stock split.

     On September 28, 2001, the Company sold to the public 3,900,000 shares of Class A common stock for $32.23 per share. The offering generated net proceeds of $117,663,000 of which $104,000,000 was used to reduce borrowings under the revolving credit facility.

     Class A common stock totaling 191,887, 354,731 and 49,387 shares in 2002, 2001 and 2000, respectively, were issued out of treasury stock upon the exercise of stock options, net of swapped shares (See Note P).

R.     Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings from continuing operations.”

		Weighted
	Earnings from	Average
	Continuing	Common
	Operations	Shares	Per
	(Numerator)	Outstanding	Common
Years Ended January 31,	(in thousands)	(Denominator)	Share

2003
Basic earnings per share	$43,628	49,609,046	$.88
Effect of dilutive securities-stock options	—	569,469	(.01)

Diluted earnings per share	$43,628	50,178,515	$.87

2002
Basic earnings per share	$104,231	46,740,561	$2.23
Effect of dilutive securities-stock options	—	646,331	(.03)

Diluted earnings per share	$104,231	47,386,892	$2.20

2001
Basic earnings per share	$91,637	45,052,691	$2.03
Effect of dilutive securities-stock options	—	447,472	(.02)

Diluted earnings per share	$91,637	45,500,163	$2.01

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

S.     Summarized Financial Information

     Forest City Rental Properties Corporation (“Rental Properties”) is a wholly-owned subsidiary of Forest City Enterprises, Inc. engaged in the ownership, development, acquisition and management of real estate projects, including apartment complexes, regional malls and retail centers, hotels, office buildings and mixed-use facilities, as well as large land development projects. Consolidated balance sheets and statements of earnings for Rental Properties and its subsidiaries follow.

Forest City Rental Properties Corporation and Subsidiaries

Consolidated Balance Sheet - January 31, 2003

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Assets
Real Estate
Completed rental properties	$3,840,802	$634,004	$875,282	$4,082,080
Projects under development	572,476	77,432	132,265	627,309

Total Real Estate	4,413,278	711,436	1,007,547	4,709,389
Less accumulated depreciation	(597,787)	(96,033)	(195,301)	(697,055)

Real Estate, net	3,815,491	615,403	812,246	4,012,334
Cash and equivalents	54,676	13,163	22,580	64,093
Restricted cash	126,868	22,052	30,082	134,898
Notes and accounts receivable, net	163,369	31,587	16,007	147,789
Investments in and advances to real estate affiliates	442,432	—	(44,953)	397,479
Other assets	133,790	23,411	31,386	141,765

Total Assets	$4,736,626	$705,616	$867,348	$4,898,358

Liabilities and Shareholder’s Equity
Liabilities
Mortgage debt, nonrecourse	$3,005,271	$529,817	$818,709	$3,294,163
Notes payable	64,601	16,561	3,533	51,573
Long-term credit facility	135,250	—	—	135,250
Senior and subordinated debt	20,400	—	—	20,400
Accounts payable and accrued expenses	565,297	80,172	45,106	530,231
Deferred income taxes	282,024	—	—	282,024

Total Liabilities	4,072,843	626,550	867,348	4,313,641
Minority Interest	79,066	79,066	—	—

Shareholder’s Equity
Common stock and additional paid-in capital	200,878	—	—	200,878
Retained earnings	392,003	—	—	392,003

	592,881	—	—	592,881
Accumulated other comprehensive loss	(8,164)	—	—	(8,164)

Total Shareholder’s Equity	584,717	—	—	584,717

Total Liabilities and Shareholder’s Equity	$4,736,626	$705,616	$867,348	$4,898,358

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

S.     Summarized Financial Information (continued)

Consolidated Balance Sheet - January 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Assets
Real Estate
Completed rental properties	$3,431,569	$592,988	$775,839	$3,614,420
Projects under development	461,204	42,494	124,395	543,105

Total Real Estate,	3,892,773	635,482	900,234	4,157,525
Less accumulated depreciation	(519,584)	(80,877)	(175,195)	(613,902)

Real Estate, net	3,373,189	554,605	725,039	3,543,623
Cash and equivalents	17,404	5,030	29,676	42,050
Restricted cash	112,577	20,057	31,284	123,804
Notes and accounts receivable, net	148,080	23,172	10,954	135,862
Investments in and advances to real estate affiliates	339,663	—	(6,268)	333,395
Other assets	119,495	23,626	24,678	120,547

Total Assets	$4,110,408	$626,490	$815,363	$4,299,281

Liabilities and Shareholder’s Equity
Liabilities
Mortgage debt, nonrecourse	$2,613,528	$483,624	$755,713	$2,885,617
Notes payable	55,711	14,798	487	41,400
Long-term credit facility	54,000	—	—	54,000
Senior and subordinated debt	20,400	—	—	20,400
Accounts payable and accrued expenses	517,230	60,191	59,163	516,202
Deferred income taxes	255,952	—	—	255,952

Total Liabilities	3,516,821	558,613	815,363	3,773,571
Minority Interest	67,877	67,877	—	—

Shareholder’s Equity
Common stock and additional paid-in capital	200,878	—	—	200,878
Retained earnings	334,054	—	—	334,054

	534,932	—	—	534,932
Accumulated other comprehensive loss	(9,222)	—	—	(9,222)

Total Shareholder’s Equity	525,710	—	—	525,710

Total Liabilities and Shareholder’s Equity	$4,110,408	$626,490	$815,363	$4,299,281

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

S. Summarized Financial Information (continued)

Consolidated Statements of Earnings

			Plus
			Unconsolidated	Plus
	Full	Less Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Year Ended January 31, 2003
Revenues
Real estate operations	$773,951	$133,309	$200,922	$9,033	$850,597
Equity in earnings of unconsolidated entities	33,462	—	(16,032)	—	17,430

	807,413	133,309	184,890	9,033	868,027

Operating expenses	422,132	74,888	106,936	5,325	459,505
Interest expense	172,473	33,450	52,461	1,149	192,633
Provision for decline in real estate	8,221	—	—	—	8,221
Depreciation and amortization	110,881	18,427	25,493	1,771	119,718

	713,707	126,765	184,890	8,245	780,077

Gain on disposition of operating properties and other investments	—	—	—	6,914	6,914

Earnings before income taxes	93,706	6,544	—	7,702	94,864

Income tax expense
Current	8,343	—	—	1,806	10,149
Deferred	24,687	—	—	693	25,380

	33,030	—	—	2,499	35,529

Earnings before minority interest and discontinued operations	60,676	6,544	—	5,203	59,335
Minority interest	(6,544)	(6,544)	—	—	—

Earnings from continuing operations	54,132	—	—	5,203	59,335
Discontinued operations, net of tax and minority interest
Earnings from operations	1,023	—	—	(1,023)	—
Gain on disposition of operating properties	4,180	—	—	(4,180)	—

	5,203	—	—	(5,203)	—

Net earnings	$59,335	$—	$—	$—	$59,335

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

S. Summarized Financial Information (continued)

Consolidated Statements of Earnings (continued)

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Year Ended January 31, 2002
Revenues
Rental properties	$724,449	$118,384	$187,821	$793,886
Equity in earnings of unconsolidated entities	43,370	(2)	(30,968)	12,404

	767,819	118,382	156,853	806,290

Operating expenses	416,384	72,444	98,531	442,471
Interest expense	173,631	35,206	43,287	181,712
Provision for decline in real estate	8,783	1,973	—	6,810
Depreciation and amortization	93,877	16,753	20,716	97,840

	692,675	126,376	162,534	728,833

Gain on disposition of operating properties and other investments	95,374	—	5,681	101,055

Earnings before income taxes	170,518	(7,994)	—	178,512
Income tax expense
Current	806	—	—	806
Deferred	64,290	—	—	64,290

	65,096	—	—	65,096

Earnings before minority interest and cumulative effect of change in accounting principle	105,422	(7,994)	—	113,416
Minority interest	7,994	7,994	—	—

Earnings before cumulative effect of change in accounting principle	113,416	—	—	113,416
Cumulative effect of change in accounting principle, net of tax	(1,202)	—	—	(1,202)

Net earnings	$112,214	$—	$—	$112,214

Year Ended January 31, 2001
Revenues
Rental properties	$633,695	$114,247	$165,531	$684,979
Equity in earnings of unconsolidated entities	30,311	—	(20,670)	9,641

	664,006	114,247	144,861	694,620

Operating expenses	318,763	56,093	86,715	349,385
Interest expense	173,964	35,488	40,544	179,020
Provision for decline in real estate	1,231	—	—	1,231
Depreciation and amortization	94,494	19,017	19,961	95,438

	588,452	110,598	147,220	625,074

Gain (loss) on disposition of operating properties and other investments	49,609	(250)	2,359	52,218

Earnings before income taxes	125,163	3,399	—	121,764
Income tax expense
Current	11,990	—	—	11,990
Deferred	11,200	—	—	11,200

	23,190	—	—	23,190

Earnings before minority interest	101,973	3,399	—	98,574
Minority interest	3,399	3,399	—	—

Net earnings	$98,574	$—	$—	$98,574

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

T.     Discontinued Operations

     The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of business. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances. Three properties classified as discontinued operations were reclassified as such in the Statement of Earnings for the year ended January 31, 2003. Due to the immateriality of the operating results of these three entities for the years ended January 31, 2002 and 2001, no reclassification was made in the Statement of Earnings for those years.

     Included in discontinued operations for the year ended January 31, 2003 are three properties: Bay Street, Courtland Center and Trowbridge. Bay Street, a 16,000 square foot retail center located in Staten Island, New York, was sold in the fourth quarter of fiscal 2002. Courtland Center, a 458,000 square foot retail center located in Flint, Michigan, was also sold during the fourth quarter of fiscal 2002. Trowbridge is located in Southfield, Michigan, has 305 supported-living units, and its deed was accepted by its lender in lieu of foreclosure in April 2003. Bay Street and Courtland Center were previously included in the Commercial Group and Trowbridge is included in the Residential Group.

Using the full consolidation method, the assets and liabilities and operating results relating to assets sold and assets held for sale are as follows.

	January 31,

	2003	2002

	(in thousands)
Assets
Real estate, net	$20,004	$38,248
Other assets	1,021	2,840

	$21,025	$41,088

Liabilities
Mortgage debt, nonrecourse	$20,822	$43,938
Other liabilities	574	2,467

	$21,396	$46,405

	Years Ended January 31,

	2003	2002(1)	2001(1)

	(in thousands)
Revenues	$11,688	$13,051	$12,998

Expenses
Operating expenses	7,409	7,710	6,994
Interest expense	1,565	2,833	3,505
Depreciation and amortization	2,112	1,813	1,753

	11,086	12,356	12,252

Gain on disposition of operating properties	6,969	—	—

Earnings before income taxes	7,571	695	746

Income tax expense
Current	1,806	215	245
Deferred	693	69	115

	2,499	284	360

Earnings before minority interest	5,072	411	386
Minority interest	131	216	38

Net earnings from discontinued operations	$5,203	$627	$424

(1)	Amounts have not been restated as discontinued operations on the Consolidated Statement of Earnings and have been included here for informational purposes only.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

U.	Gain (Loss) on Disposition of Operating Properties and Other Investments, Provision for Decline in Real Estate and Extraordinary Items

     The following table summarizes the gain (loss) on disposition of operating properties and other investments by year.

				Plus
				Unconsolidated
			Less Minority	Investments at	Pro-Rata
Years Ended January 31,		Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
2003
Continuing Operations
Available-for-sale equity securities		$(295)	$—	$—	$(295)
Discontinued Operations
Courtland Center*	Flint, MI	7,087	—	—	7,087
Bay Street	Staten Island, NY	125	55	—	70
Other		(243)	—	—	(243)

		6,969	55	—	6,914

Total		$6,674	$55	$—	$6,619

2002
Tucson Mall*	Tucson, AZ	$86,096	$—	$—	$86,096
Palm Villas Apartments*	Henderson, NV	7,259	—	—	7,259
Bowling Green Mall*	Bowling Green, KY	1,892	—	—	1,892
Peppertree Apartments	College Station, TX	1,682	—	—	1,682
Whitehall Terrace Apartments*	Kent, OH	1,105	—	—	1,105
The Oaks Apartments	Bryan, TX	(1,010)	—	—	(1,010)
Chapel Hill Towers Apartments*	Akron, OH	—	—	5,007	5,007
Baymont Inn	Mayfield Hts., OH	—	—	674	674
Available-for-sale equity securities		(5,586)	—	—	(5,586)
Other		(329)	—	—	(329)

Total		$91,109	$—	$5,681	$96,790

2001
Studio Colony Apartments*	Los Angeles, CA	$25,726	$—	$—	$25,726
Tucson Place*	Tucson, AZ	8,734	—	—	8,734
Highlands Apartments	Grand Terrace, CA	599	—	—	599
Canton Centre Mall*	Canton, OH	(436)	—	—	(436)
Gallery at Metrotech	Brooklyn, NY	(6,868)	(250)	—	(6,618)
Available-for-sale equity securities		20,654	—	2,359	23,013

Total		$48,409	$(250)	$2,359	$51,018

*	Sold in a tax-deferred exchange for a replacement property through an intermediary.

     Provision for Decline in Real Estate - During the years ended January 31, 2003, and 2002, the Company recorded a Provision for Decline in Real Estate totaling $8,221,000 and $8,783,000 respectively. The provisions represent the adjustment to fair market value of land held by the Commercial and Residential Groups.

     During the year ended January 31, 2001, the Company recorded a Provision for Decline in Real Estate totaling $1,231,000. The provision represents the write-down to estimated fair value, less cost to sell, of Canton Centre Mall.

     Extraordinary Items - The Company adopted the provisions of Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145), which requires gains or losses from early extinguishment of debt to be classified in operating income or loss. The Company previously recorded gains or losses from early extinguishment of debt as an extraordinary item, net of tax, in its Statement of Earnings. For the years ended January 31, 2003 and 2002, the Company has reclassified $1,653,000 and $386,000, respectively, of early extinguishment of debt to interest expense. There were no early extinguishments of debt for the year ended January 31, 2001.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued

V.  Subsequent Events

     The Company currently wholly-owns a major retail development project (the “Project”) in California, which is included in Projects Under Development in the Company’s Consolidated Balance Sheet at January 31, 2003. During the fourth quarter of 2002, the Company entered into negotiations to form a joint venture with another party (“partner”) to develop, lease and own the project. The partner currently owns a completed retail center which will connect to the Project upon completion. The Project will be jointly owned and controlled by the Company and its partner in the newly-formed joint venture. If formation of this joint venture is completed, the project will no longer be consolidated and will be accounted for under the equity method of accounting.

     Granite Development Partners, L.P. (“Granite”) is a limited partnership which owns interests in several land developments held for resale, the most significant of which is a one-third interest in Seven Hills in Henderson, Nevada. Granite is scheduled to terminate and liquidate when it completes its land resale activity in 2005. The Company, as general partner of Granite, has all of the economic risk. Granite has the wherewithal to retire in full its $20,000,000 of 10.83% senior notes outstanding from its own cash flow through 2005. However, the Company’s effective borrowing rate on its long-term credit facility is much lower than 10.83%. The amount of the spread between Granite’s and the Company’s borrowing rate resulted in the Company’s decision to invest an additional amount that was sufficient for Granite to retire its notes in full in March 2003. The Company invested $14,000,000 in March 2003 and $4,000,000 in the fourth quarter of 2002. In March 2003, the Company was redeemed of $6,251,550 of those senior notes which it owned and which were included in Investments In and Advances To Affiliates in the Company’s Consolidated Balance Sheet at January 31, 2003. The Company also received a return of $2,405,550 of its $18,000,000 additional investment.

     In March 2003 grants to key employees and directors of 653,800 Class A common stock options and 112,500 shares of restricted Class A common stock were approved.

     The Company executed $200,000,000 of LIBOR interest rate swaps in March 2003 at an average rate of 2.21%.

     In April 2003, the Company returned the deed on Trowbridge to the lender. Trowbridge is a 305-unit supported-living facility located in Southfield, Michigan. The deed was accepted by the lender in lieu of foreclosure resulting in a net gain on the disposal of approximately $250,000 which will be recorded by the Company in the first quarter of 2003.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended

	Jan. 31,	Oct. 31,	July 31,	Apr. 30,
	2003	2002(4)	2002(4)	2002(4)

	(in thousands, except per share data)
Revenues, as previously reported		$233,515	$239,905	$214,931
Discontinued operations (5)		$(2,998)	$(2,937)	$(3,560)

Revenues	$248,694	$230,517	$236,968	$211,371
Earnings before income taxes, as previously reported		$16,221	$21,751	$16,694
Early extinguishment of debt reclassifield to operations (4)		$(355)	$—	$(380)
Discontinued operations (5)		$(159)	$72	$(772)

Earnings before income taxes	$28,926	$15,707	$21,823	$15,542
Net earnings	$17,071	$8,941	$12,683	$10,136
Basic earnings per common share (2)	$.34	$.18	$.26	$.20
Diluted earnings per common share (2)	$.34	$.18	$.25	$.20
Quarterly dividends declared per common share(3)
Class A and Class B	$.06	$.06	$.06	$.05

Market price range of common stock
Class A
High	$34.10	$35.60	$40.18	$40.27
Low	$29.00	$30.32	$30.98	$37.37
Class B
High	$34.25	$36.60	$40.00	$40.30
Low	$30.75	$30.87	$32.75	$37.11

	Quarter Ended

	Jan. 31,	Oct. 31,	July 31,	Apr. 30,
	2002	2001	2001	2001

	(in thousands, except per share data)
Revenues	$251,963	$232,661	$230,263	$191,683
Earnings before income taxes, as previously reported	$9,941	$107,849	$26,090	$16,077
Early extinguishment of debt reclassified to operations (4)	—	(1,440)	—	1,054

Earnings before income taxes	$9,941	$106,409	$26,090	$17,131
Earnings before cumulative effect of change in accounting principle(1)(4)	$12,747	$65,728	$15,472	$10,284
Net earnings	$12,747	$65,728	$15,472	$9,082
Basic earnings per common share
Earnings before cumulative effect of change in accounting principle(1)(2)(4)	$.26	$1.40	$.34	$.23
Net earnings	$.26	$1.40	$.34	$.20
Diluted earnings per common share
Earnings before cumulative effect of change in accounting principle(1)(2)(4)	$.25	$1.38	$.34	$.22
Net earnings	$.25	$1.38	$.34	$.20
Quarterly dividends declared per common share(3)
Class A and Class B	$.05	$.05	$.0467	$.04

Market price range of common stock
Class A
High	$41.00	$35.80	$36.67	$30.83
Low	$31.92	$31.53	$28.83	$27.27
Class B
High	$40.75	$35.33	$36.14	$30.72
Low	$32.00	$31.80	$29.07	$27.83

     Both classes of common stock are traded on the New York Stock Exchange under the symbols FCEA and FCEB. As of March 3, 2003, the number of registered holders of Class A and Class B common stock were 879 and 552, respectively.

(1)	Excludes the cumulative effect of change in accounting principle, net of tax of $(1,202) (($.03) basic and diluted per share) for the year ended January 31, 2002. This item is explained in Note A in the Notes to Consolidated Financial Statements.

(2)	The sum of quarterly earnings per share may not equal annual earnings per share due to the weighting of stock and option activity during the year.

(3)	Future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. Retained earnings of $9,088 was available for payment of dividends as of January 31, 2003, under the restrictions contained in the revolving credit agreement with a group of banks. On March 5, 2003, the anniversary date of the long-term credit facility, this amount was reset to the $20,000 limitation.

(4)	Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported in operating earnings to reflect the Company’s adoption of Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statement No. 4, 44 and 64, amendment of FASB Statement No. 13 on Technical Corrections”. This item is explained in Note U in the Notes to the Consolidated Financial Statements.

(5)	The Company has adopted the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This item is explained in Note T in the Notes to the Consolidated Financial Statements. Quarterly data for the periods ended April 30, July 31 and October 31, 2002 is shown as reported and reconciled to the Company’s year-end presentation. No adjustment is shown for the Quarter ended January 31, 2003.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)	Identification of Directors is contained in a definitive proxy statement which the registrant anticipates will be filed by April 24, 2003 and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the registrant are reported in Part I of this Form 10-K.

(c)	The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the registrant anticipates will be filed by April 24, 2003 and is incorporated herein by reference.

Item 11.  Executive Compensation;

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and

Item 13.  Certain Relationships and Related Transactions

          Information required under these sections is contained in a definitive proxy statement which the registrant anticipates will be filed by April 24, 2003 and is incorporated herein by reference.

Item 14.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

(b)	Changes in internal controls. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Item 15. Principal Accountant Fees and Services

          The information required by this item is contained in a definitive proxy statement which the registrant anticipates will be filed by April 24, 2003 and is incorporated herein by reference.

PART IV

Item 16.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)	List of Documents filed as part of this report.

1.	Financial statements and supplementary data included in Part II, Item 8.

Report of Independent Accountants

Consolidated Balance Sheets - January 31, 2003 and 2002

Consolidated Statements of Earnings for the years ended January 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income for the years ended January 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Supplementary Data - Quarterly Consolidated Financial Data (Unaudited)

Individual financial statements of persons accounted for by the equity method have been omitted because such persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

2.	Financial statement schedules required by Part II, Item 8 are included in Part IV, Item 16 (d):

Page No.

Schedule II - Valuation and Qualifying Accounts for the years ended January 31, 2003, 2002 and 2001	101

Schedule III - Real Estate and Accumulated Depreciation at January 31, 2003 with reconciliations for the years ended January 31, 2003, 2002 and 2001	102-103

The report of the independent accountants with respect to the above listed financial statement schedules appears on page 52.

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits - see (c) below.

(b)	Reports on Form 8-K filed during the three months ended January 31, 2003:

On December 13, 2002, the Company filed Form 8-K dated December 12, 2002 to report that in connection with the filing of Form 10-Q for the quarter ended October 31, 2002, the Chief Executive Officer and the Chief Financial Officer of the Company furnished certifications to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits.

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number			Description of Document

	3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

	3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

	4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee there- under, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

	4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee there- under, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

	4.3	-	Form of Senior Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

+	10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number			Description of Document

+	10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.16	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.17	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

+	10.18	-	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

+	10.19	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

+	10.20	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

Exhibit
Number			Description of Document

+	10.21	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+	10.22	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+	10.23	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+	10.24	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+	10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

	10.26	-	intentionally omitted.

	10.27	-	intentionally omitted.

+	10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+	10.29	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+	10.30	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+	10.31	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+	10.32	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+	10.33	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+	10.34	-	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+	10.35	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+	10.36	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

Exhibit
Number			Description of Document

	10.37	-	Credit Agreement, dated as of March 5, 2002, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 5, 2002 (File No. 1-4372).

	10.38	-	Guaranty of Payment of Debt, dated as of March 5, 2002, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated March 5, 2002 (File No 1-4372).

* +	10.39	-	Form of Restricted Stock Agreement between Forest City Enterprises, Inc. and the grantee.

*	12	-	Ratio of Earnings to Fixed Charges.

*	21	-	Subsidiaries of the Registrant.

*	23	-	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-22695, 333-41437, 333-84282 and 333-87378) and Forms S-8 (Registration No. 33-65054, 33-65058, 333-38912 and 333-61925).

*	24	-	Powers of attorney.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c).

*	Filed herewith.

(d) Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	of Period	Expenses		Deductions		Period

	(in thousands)
Allowance for doubtful accounts
January 31, 2003	$10,726	$2,819		$3,162	(a)	$10,383
January 31, 2002	$6,999 (e)	$8,086	(e)	$4,359	(a)	$10,726 (e)
January 31, 2001	$5,462	$5,690	(e)	$4,153	(a)	$6,999 (e)
Notes receivable reserve
January 31, 2003	$22,780	$2,820		$5,317	(d)	$20,283
January 31, 2002	$45,150	$3,965		$26,335	(d)	$22,780
January 31, 2001	$54,582	$1,343		$10,775	(c)	$45,150
Reserve for project write-offs
January 31, 2003	$15,586	$7,920	(b)	$4,420		$19,086
January 31, 2002	$10,573	$35,166	(b)	$30,153		$15,586
January 31, 2001	$7,240	$12,387	(c)	$9,054		$10,573
Valuation reserve on other investments
January 31, 2003	$5,465	$631		$—		$6,096
January 31, 2002	$1,200	$4,265		$—		$5,465
January 31, 2001	$—	$1,200		$—		$1,200

(a)	Uncollectible accounts written off.

(b)	Additions charged to costs and expenses were recorded net of abandoned development projects written off of $4,420, $30,153 and $9,054 for the years ended January 31, 2003, 2002 and 2001, respectively.

(c)	Reduction of a reserve against a note receivable from Millender Center. See Note D in the Notes to Consolidated Financial Statements.

(d)	Majority represents the reversal of reserves against notes receivable from various Federally Subsidized housing projects.

See Note D in Notes to Consolidated Financial Statements.

(e)	Amounts have been modified from their original presentation.

(d) Financial Statement Schedules (continued)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Forest City Enterprises, Inc. and Subsidiaries

				Cost capitalized
		Initial cost		subsequent
		to Company		to acquisition
	Amount of
	Encumbrance		Buildings
	At January 31,		and		Carrying
Description of Property	2003	Land	Improvements	Improvements	costs

(in thousands)
Apartments:
Miscellaneous investments	$574,550	$73,396	$477,892	$75,821	$121,035
Shopping Centers:
Miscellaneous investments	977,807	99,039	833,060	238,411	171,993
Office Buildings:
New York, New York	183,644	—	196,398	4,537	32,852
Miscellaneous investments	1,050,841	26,294	1,170,334	196,079	123,661
Leasehold improvements and other equipment:
Miscellaneous investments	—	—	25,823	—	—
Under Construction:
Miscellaneous investments	218,429	71,336	501,140	—	—
Developed Land:
Miscellaneous investments	10,836	35,036	—	—	—

Total	$3,016,107	$305,101	$3,204,647	$514,848	$449,541

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross amount at which carried
	at close of January 31, 2003
				Accumulated
		Buildings		depreciation
		and	Total	at January 31,
Description of Property	Land	Improvements	(A)(B)	2003 (C)

(in thousands)
Apartments:
Miscellaneous investments	$77,727	$670,417	$748,144	$81,721
Shopping Centers:
Miscellaneous investments	126,716	1,215,787	1,342,503	165,760
Office Buildings:
New York, New York	28,467	205,320	233,787	46,625
Miscellaneous investments	50,618	1,465,750	1,516,368	303,680
Leasehold improvements and other equipment:
Miscellaneous investments	—	25,823	25,823	17,867
Under Construction:
Miscellaneous investments	71,336	501,140	572,476	—
Developed Land:
Miscellaneous investments	35,036	—	35,036	—

Total	$389,900	$4,084,237	$4,474,137	$615,653

[Additional columns below]

[Continued from above table, first column(s) repeated]

Range of lives (in years)
on which depreciation
in latest income
statement is computed
	Date of	Date
Description of Property	construction	acquired	Bldg	Improvements

(in thousands)
Apartments:
Miscellaneous investments	Various	—	Various	Various
Shopping Centers:
Miscellaneous investments	Various	—	Various	Various
Office Buildings:
New York, New York	1989-1991	—	Various	Various
Miscellaneous investments	Various	—	Various	Various
Leasehold improvements and other equipment:
Miscellaneous investments	—	Various	Various	Various
Under Construction:
Miscellaneous investments
Developed Land:
Miscellaneous investments

Total

(A)	The aggregate cost at January 31, 2003 for federal income tax purposes was $3,952,227. For (B) and (C) refer to the following page.

(d) Financial Statement Schedules (continued)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

	Years Ended January 31,

	2003	2002	2001

	(in thousands)
(B) Reconciliations of total real estate carrying value are as follows:
Balance at beginning of period	$3,944,153	$3,590,219	$3,270,715
Additions during period -
Improvements	412,990	383,993	322,927
Other acquisitions	156,157	75,773	172,892

	569,147	459,766	495,819
Deductions during period -
Cost of real estate sold	(39,163)	(105,832)	(176,315)

Balance at end of period	$4,474,137	$3,944,153	$3,590,219

(C) Reconciliations of accumulated depreciation are as follows:
Balance at beginning of period	$537,325	$496,050	$464,745
Additions during period -
Charged to profit or loss	94,423	79,455	75,547
Deductions during period -
Retirement and sales	(16,185)	(38,180)	(44,242)

Balance at end of period	$615,563	$537,325	$496,050

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

DATE: April 10, 2003	BY:	/s/ Charles A. Ratner (Charles A. Ratner, President and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Albert B. Ratner)	Co-Chairman of the Board and Director	April 10, 2003

* (Samuel H. Miller)	Co-Chairman of the Board, Treasurer and Director	April 10, 2003

/s/ Charles A. Ratner (Charles A. Ratner)	President, Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2003

/s/ Thomas G. Smith (Thomas G. Smith)	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	April 10, 2003

/s/ Linda M. Kane (Linda M. Kane)	Senior Vice President and Corporate Controller (Principal Accounting Officer)	April 10, 2003

* (James A. Ratner)	Executive Vice President and Director	April 10, 2003

* (Ronald A. Ratner)	Executive Vice President and Director	April 10, 2003

* (Brian J. Ratner)	Executive Vice President and Director	April 10, 2003

* (Deborah Ratner Salzberg)	Director	April 10, 2003

Signature	Title	Date

* (Michael P. Esposito, Jr.)	Director	April 10, 2003

* (Scott S. Cowen)	Director	April 10, 2003

* (Jerry V. Jarrett)	Director	April 10, 2003

* (Joan K. Shafran)	Director	April 10, 2003

* (Louis Stokes)	Director	April 10, 2003

* (Stan Ross)	Director	April 10, 2003

The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material by April 30, 2003.

*     The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

By: /s/ Charles A. Ratner (Charles A. Ratner, Attorney-in-Fact)	April 10, 2003

CERTIFICATION

I, Charles A. Ratner, certify that:

(1)	I have reviewed this annual report for the fiscal year ended January 31, 2003 on Form 10-K of Forest City Enterprises, Inc. (“Registrant”);

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

(5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

/s/ CHARLES A. RATNER Name: Charles A. Ratner Title: President and Chief Executive Officer

CERTIFICATION

I, Thomas G. Smith, certify that:

(1)	I have reviewed this annual report for the fiscal year ended January 31, 2003 on Form 10-K of Forest City Enterprises, Inc. (“Registrant”);

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

(b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

(5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

/s/ THOMAS G. SMITH Name: Thomas G. Smith Title: Executive Vice President, Chief Financial Officer and Secretary