Form 10-Q
period 2003-04-30
FOREST CITY ENTERPRISES INC
filed 2003-06-12
CIK 38067

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         April 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X   NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 4, 2003

Class A Common Stock, $.33 1/3 par value	36,038,968 shares

Class B Common Stock, $.33 1/3 par value	13,791,692 shares

FOREST CITY ENTERPRISES, INC.

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets — April 30, 2003 (Unaudited) and January 31, 2003	2

Consolidated Statements of Earnings (Unaudited) — Three Months Ended April 30, 2003 and 2002	3

Consolidated Statements of Comprehensive Income (Unaudited) — Three Months Ended April 30, 2003 and 2002	4

Consolidated Statements of Shareholders’ Equity (Unaudited) — Three Months Ended April 30, 2003 and 2002	4

Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended April 30, 2003 and 2002	5-6

Notes to Consolidated Financial Statements (Unaudited)	7-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-45

Item 3. Quantitative and Qualitative Disclosures about Market Risk	46-48

Item 4. Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 4. Submission of Matters to a Vote of Security-Holders	50

Item 6. Exhibits and Reports on Form 8-K	51-56

Signatures	57

Section 302 Certifications	58-59

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	April 30, 2003	January 31, 2003

	(Unaudited)
	(in thousands)

Assets
Real Estate
Completed rental properties	$3,870,332	$3,866,625
Projects under development	643,609	572,476
Land held for development or sale	37,109	35,036

Total Real Estate	4,551,050	4,474,137
Less accumulated depreciation	(633,429)	(615,653)

Real Estate, net	3,917,621	3,858,484
Cash and equivalents	73,628	122,356
Restricted cash	128,018	127,046
Notes and accounts receivable, net	277,510	286,652
Inventories	37,711	38,638
Investments in and advances to real estate affiliates	487,174	489,205
Other assets	148,341	154,828

Total Assets	$5,070,003	$5,077,209

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$3,037,326	$3,016,107
Notes payable	75,181	79,484
Long-term credit facility	148,000	135,250
Senior and subordinated debt	220,400	220,400
Accounts payable and accrued expenses	532,190	585,042
Deferred income taxes	260,235	255,888

Total Liabilities	4,273,332	4,292,171
Minority interest	78,842	79,066

Commitments and Contingencies
Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock — without par value 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 36,158,786 and 35,678,086 shares issued, 36,030,768 and 35,525,067 outstanding, respectively	12,053	11,892
Class B, convertible, 36,000,000 shares authorized; 14,067,042 and 14,547,742 shares issued, 13,799,892 and 14,130,592 outstanding, respectively	4,689	4,850

	16,742	16,742
Additional paid-in capital	231,732	232,029
Retained earnings	482,161	470,348

	730,635	719,119
Less treasury stock, at cost; 128,018 Class A and 267,150 Class B shares and 153,019 Class A and 417,150 Class B shares, respectively	(2,918)	(4,425)
Accumulated other comprehensive loss	(9,888)	(8,722)

Total Shareholders’ Equity	717,829	705,972

Total Liabilities and Shareholders’ Equity	$5,070,003	$5,077,209

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)

	Three Months Ended April 30,

	2003	2002

	(in thousands, except per share data)
Revenues
Rental properties	$214,157	$174,914
Lumber trading	19,901	26,263
Equity in earnings of unconsolidated real estate entities	9,843	10,194

	243,901	211,371

Expenses
Operating expenses	142,527	125,952
Interest expense	44,652	43,133
Depreciation and amortization	29,817	26,628

	216,996	195,713

Gain (loss) on disposition of other investments	22	(116)

Earnings before income taxes	26,927	15,542

Income tax expense
Current	2,822	4,511
Deferred	6,754	2,176

	9,576	6,687

Earnings before minority interest and discontinued operations	17,351	8,855
Minority interest	(2,540)	355

Earnings from continuing operations	14,811	9,210

Discontinued operations, net of tax and minority interest
(Loss) earnings from operations	(72)	926
Gain on disposition of operating properties	53	-

	(19)	926

Net earnings	$14,792	$10,136

Basic earnings per common share
Earnings from continuing operations	$.30	$.18
Earnings from discontinued operations, net of tax and minority interest	—	.02

Net earnings	$.30	$.20

Diluted earnings per common share
Earnings from continuing operations	$.29	$.18
Earnings from discontinued operations, net of tax and minority interest	—	.02

Net earnings	$.29	$.20

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,

	2003	2002

	(in thousands)
Net earnings	$14,792	$10,136

Other comprehensive loss, net of tax:
Unrealized gains (losses) on investments in securities:
Unrealized gain (loss) on securities	30	(408)
Reclassification adjustment for gain included in net earnings	(13)	—
Unrealized derivative gains and losses:
Change in unrealized gains and losses on interest rate contracts, net of minority interest	(1,183)	405

Other comprehensive loss, net of tax	(1,166)	(3)

Comprehensive income	$13,626	$10,133

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock

	Class A		Class B		Additional		Treasury Stock		Accumulated Other
					Paid-In	Retained			Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

					(in thousands)
Three Months Ended April 30, 2003 Balances at January 31, 2003	35,678	$11,892	14,548	$4,850	$232,029	$470,348	570	$(4,425)	$(8,722)	$705,972
Net earnings						14,792				14,792
Other comprehensive loss, net of tax									(1,166)	(1,166)
Dividends $.06 per share						(2,979)				(2,979)
Conversion of Class B to Class A shares	481	161	(481)	(161)						—
Exercise of stock options					480		(62)	494		974
Restricted stock issued					(1,013)		(113)	1,013		—
Amortization of unearned compensation					236					236

Balances at April 30, 2003	36,159	$12,053	14,067	$4,689	$231,732	$482,161	395	$(2,918)	$(9,888)	$717,829

Three Months Ended April 30, 2002 Balances at January 31, 2002	35,101	$11,700	15,125	$5,042	$228,263	$432,939	762	$(6,140)	$(9,291)	$662,513
Net earnings						10,136				10,136
Other comprehensive loss, net of tax									(3)	(3)
Dividends $.05 per share						(2,479)				(2,479)
Conversion of Class B to Class A shares	379	126	(379)	(126)						—
Exercise of stock options					883		(114)	1,026		1,909
Amortization of unearned compensation					330					330

Balances at April 30, 2002	35,480	$11,826	14,746	$4,916	$229,476	$440,596	648	$(5,114)	$(9,294)	$672,406

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,

	2003	2002

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$233,290	$193,208
Cash distributions from unconsolidated entities	4,240	4,396
Proceeds from land sales	11,076	15,404
Land development expenditures	(12,075)	(15,259)
Operating expenditures	(171,115)	(148,993)
Interest paid	(48,630)	(47,551)

Net cash provided by operating activities	16,786	1,205

Cash Flows from Investing Activities
Capital expenditures	(106,592)	(160,297)
Proceeds from disposition of other investments	54	—
Changes in investments in and advances to real estate affiliates	7,722	3,060

Net cash used in investing activities	(98,816)	(157,237)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	108,259	239,844
Principal payments on nonrecourse mortgage debt	(54,726)	(23,235)
Payments on long-term credit facility	(6,250)	(78,000)
Increase in notes payable	4,828	10,887
Payments on notes payable	(9,131)	(2,050)
Change in restricted cash and book overdrafts	(3,272)	(3,995)
Payment of deferred financing costs	(1,418)	(2,981)
Exercise of stock options	974	1,909
Dividends paid to shareholders	(2,980)	(2,474)
(Decrease) increase in minority interest	(2,982)	4,664

Net cash provided by financing activities	33,302	144,569

Net decrease in cash and equivalents	(48,728)	(11,463)
Cash and equivalents at beginning of period	122,356	50,054

Cash and equivalents at end of period	$73,628	$38,591

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended April 30

	2003	2002

	(in thousands)
Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$14,792	$10,136
Discontinued operations:
Minority interest	218	(62)
Depreciation	—	382
Amortization	106	26
Gain on disposition of operating properties	(411)	—
Minority interest	2,540	(355)
Depreciation	25,037	22,050
Amortization	4,780	4,578
Equity in earnings of unconsolidated entities	(9,843)	(10,194)
Cash distributions from unconsolidated entities	4,240	4,396
Deferred income taxes	5,110	(371)
(Gain) loss on disposition of other investments	(22)	116
Early extinguishment of debt	—	380
Decrease in land included in projects under development	13,887	1,891
Decrease in land included in completed rental properties	—	220
Increase in land held for development or sale	(2,073)	(8,140)
Decrease in notes and accounts receivable, net	9,249	6,724
Decrease (increase) in inventories	927	(8,447)
Decrease in other assets	144	3,814
Decrease in accounts payable and accrued expenses	(51,895)	(25,939)

Net cash provided by operating activities	$16,786	$1,205

Supplemental Non-Cash Disclosures:
The schedule below represents the effect of the following non-cash transactions for the three months ended April 30:
2003 • Increase in ownership interest in Station Square Disposition of interest in Trowbridge
2002 • None
Operating Activities
Notes and accounts receivable, net	$(106)	$—
Other assets	(1,705)	—
Accounts payable and accrued expenses	4,111	—

Total effect on operating activities	$2,300	$—

Investing Activities
Disposition of completed rental properties	$11,014	$—

Financing Activities
Repayment of mortgage debt, nonrecourse	$(13,314)	$—

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.	Accounting Policies

Accounting for Derivative Instruments and Hedging Activities

During the three months ended April 30, 2003 and 2002, the Company recorded approximately $106,000 and $170,000 as interest expense in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material. The amount of net derivative losses reclassified into earnings from other comprehensive income as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $0 and $680,000 for the three months ended April 30, 2003 and 2002, respectively. As of April 30, 2003, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated other comprehensive income into earnings as interest expense associated with the effectiveness of cash flow hedges of approximately $2,275,000, net of tax.

At April 30 and January 31, 2003, LIBOR interest rate caps were reported at their fair value of approximately $377,000 and $753,000, respectively, in the Consolidated Balance Sheet as Other Assets. The fair value of interest rate swap agreements at April 30 and January 31, 2003 is an unrealized loss of $6,048,000 and $4,340,000, respectively, and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheet.

Stock-Based Compensation

In March 2003, the Company granted 659,200 Class A fixed stock options to key employees and non-employee members of the Board of Directors. The options have a term of 10 years, vest over two to four years and have an exercise price of $31.00. The exercise price was equal to the market price of the underlying stock on the date of grant resulting in no intrinsic value and no compensation expense under APBO No. 25.

The Company also granted 112,500 shares of restricted Class A common stock to key employees. The restricted shares were awarded out of treasury stock, having a cost basis of $1,012,500, with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. The market value on the date of grant of $3,487,500 was recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation of this award along with previously issued restricted stock is reported as an offset of Additional Paid-In Capital in the accompanying consolidated financial statements. At April 30, 2003, the unamortized unearned compensation relating to all restricted stock amounted to $5,877,655.

Stock based compensation costs, net of tax, relating to restricted stock awards were charged to net earnings in the amount of $143,000 and $200,000, respectively, during the three months ended April 30, 2003 and 2002. While these amounts were computed under APBO No. 25, they are equal to the fair value based amounts as computed under SFAS No. 123 “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net earnings per share if the Company had also applied the fair value recognition provisions of SFAS No. 123 to stock options.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.	Accounting Policies (continued)

Stock-Based Compensation (continued)

	Three months ended April 30,

	2003	2002

Net earnings (in thousands)
As reported	$14,792	$10,136
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of related tax effect	(641)	(644)

Pro forma	$14,151	$9,492

Basic earnings per share
As reported	$.30	$.20
Pro forma	$.28	$.19
Diluted earnings per share
As reported	$.29	$.20
Pro forma	$.28	$.19

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation is effective for the Company for the fiscal year ended January 31, 2004. The new requirements for interim disclosure is effective for the quarter ended April 30, 2003. The Company will continue to apply APBO No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation and does not expect SFAS No. 148 to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first year or interim period beginning after June 15, 2003. The Company is in the process of assessing

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.	Accounting Policies (continued)

New Accounting Standards (continued)

the impact of this interpretation and believes it is reasonably possible the Company is the primary beneficiary on many of its equity method investments and will be required to fully consolidate these investments as variable interest entities beginning in the quarter ending October 31, 2003. The Company has not yet determined the maximum potential loss related to the implementation of this new standard. The financial position and results of operations for the Company’s equity method investments are presented in Note I — Investments In and Advances to Affiliates on pages 19-20 of this Form 10-Q.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. The Company does not expect this statement to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is effective for revenue arrangements entered into by the Company subsequent to January 31, 2004. The Company does not expect this statement to have an immediate material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability, many of these instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective August 1, 2003 for the Company. The Company does not expect this statement to have an immediate material impact on the Company’s financial position, results of operations or cash flows.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B.	Financial Statement Presentation

The Company presents certain financial amounts under the pro-rata consolidation method (a non-GAAP measure) as management believes that it more accurately reflects the manner in which it operates its business. The Company publicly discloses and discusses its performance using this method of consolidation to compliment its GAAP disclosures. The information in the tables below present amounts for both full consolidation and pro-rata consolidation, providing a reconciliation of the difference between the two methods. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100 percent if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control.

Consolidated Balance Sheet — April 30, 2003

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Assets
Real Estate
Completed rental properties	$3,870,332	$628,475	$920,724	$4,162,581
Projects under development	643,609	84,995	106,810	665,424
Land held for development or sale	37,109	—	41,588	78,697

Total Real Estate	4,551,050	713,470	1,069,122	4,906,702
Less accumulated depreciation	(633,429)	(96,262)	(199,995)	(737,162)

Real Estate, net	3,917,621	617,208	869,127	4,169,540
Cash and equivalents	73,628	11,825	21,654	83,457
Restricted cash	128,018	24,608	24,702	128,112
Notes and accounts receivable, net	277,510	32,566	13,404	258,348
Inventories	37,711	—	—	37,711
Investments in and advances to real estate affiliates	487,174	—	(58,209)	428,965
Other assets	148,341	22,714	35,751	161,378

Total Assets	$5,070,003	$708,921	$906,429	$5,267,511

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$3,037,326	$533,256	$851,375	$3,355,445
Notes payable	75,181	16,049	3,469	62,601
Long-term credit facility	148,000	—	—	148,000
Senior and subordinated debt	220,400	—	—	220,400
Accounts payable and accrued expenses	532,190	80,774	51,585	503,001
Deferred income taxes	260,235	—	—	260,235

Total Liabilities	4,273,332	630,079	906,429	4,549,682

Minority interest	78,842	78,842	—	—

Total Shareholders’ Equity	717,829	—	—	717,829

Total Liabilities and Shareholders’ Equity	$5,070,003	$708,921	$906,429	$5,267,511

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B.     Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Three Months Ended April 30, 2003

			Plus
			Unconsolidated	Plus
	Full	Less Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$214,157	$38,635	$59,281	$687	$235,490
Lumber trading	19,901	—	—	—	19,901
Equity in earnings of unconsolidated real estate entities	9,843	(3)	(5,343)	—	4,503

	243,901	38,632	53,938	687	259,894

Expenses
Operating expenses	142,527	24,104	33,060	749	152,232
Interest expense	44,652	7,599	14,096	—	51,149
Depreciation and amortization	29,817	4,389	6,782	57	32,267

	216,996	36,092	53,938	806	235,648

Gain on disposition of other investments	22	—	—	88	110
Earnings before income taxes	26,927	2,540	—	(31)	24,356

Income tax expense
Current	2,822	—	—	1,632	4,454
Deferred	6,754	—	—	(1,644)	5,110

	9,576	—	—	(12)	9,564

Earnings before minority interest and discontinued operations	17,351	2,540	—	(19)	14,792
Minority interest	(2,540)	(2,540)	—	—	—

Earnings from continuing operations	14,811	—	—	(19)	14,792

Discontinued operations, net of tax and minority interest Loss from operations	(72)	—	—	72	—
Gain on disposition of operating properties	53	—	—	(53)	—

	(19)	—	—	19	—

Net earnings	$14,792	$—	$—	$—	$14,792

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
(Unaudited)

B.	Financial Statement Presentation (continued)

Consolidated Statement of Earnings — Three Months Ended April 30, 2002

			Plus
			Unconsolidated	Plus
	Full	Less Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$174,914	$28,151	$50,524	$2,849	$200,136
Lumber trading	26,263	—	—	—	26,263
Equity in earnings of unconsolidated real estate entities	10,194	—	(5,942)	—	4,252

	211,371	28,151	44,582	2,849	230,651

Expenses
Operating expenses	125,952	16,040	26,973	1,290	138,175
Interest expense	43,133	8,125	11,635	398	47,041
Depreciation and amortization	26,628	4,341	5,974	327	28,588

	195,713	28,506	44,582	2,015	213,804

Loss on disposition of other investments	(116)	—	—	—	(116)
Earnings before income taxes	15,542	(355)	—	834	16,731

Income tax expense
Current	4,511	—	—	2,455	6,966
Deferred	2,176	—	—	(2,547)	(371)

	6,687	—	—	(92)	6,595

Earnings before minority interest and discontinued operations	8,855	(355)	—	926	10,136
Minority interest	355	355	—	—	—

Earnings from continuing operations	9,210	—	—	926	10,136

Discontinued operations, net of tax and minority interest
Earnings from operations	926	—	—	(926)	—

Net earnings	$10,136	$—	$—	$—	$10,136

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows — Three Months Ended April 30, 2003

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$233,290	$36,443	$58,670	$255,517
Cash distributions from unconsolidated entities	4,240	—	(4,240)	-
Proceeds from land sales	11,076	1,011	7,626	17,691
Land development expenditures	(12,075)	(847)	(3,370)	(14,598)
Operating expenditures	(171,115)	(20,701)	(24,257)	(174,671)
Interest paid	(48,630)	(7,353)	(14,097)	(55,374)

Net cash provided by operating activities	16,786	8,553	20,332	28,565

Cash Flows from Investing Activities
Capital expenditures	(106,592)	(19,418)	(31,536)	(118,710)
Proceeds from disposition of other investments	54	—	—	54
Change in investments in and advances to real estate affiliates	7,722	—	(5,316)	2,406

Net cash used in investing activities	(98,816)	(19,418)	(36,852)	(116,250)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	108,259	16,085	24,926	117,100
Principal payments on nonrecourse mortgage debt	(54,726)	(2,987)	(14,996)	(66,735)
Payments on long-term credit facility	(6,250)	—	—	(6,250)
Increase in notes payable	4,828	(1)	101	4,930
Payments on notes payable	(9,131)	(511)	(2,718)	(11,338)
Change in restricted cash and book overdrafts	(3,272)	(48)	2,859	(365)
Payment of deferred financing costs	(1,418)	(29)	(1,715)	(3,104)
Exercise of stock options	974	—	—	974
Dividends paid to shareholders	(2,980)	—	—	(2,980)
Decrease in minority interest	(2,982)	(2,982)	—	-

Net cash provided by financing activities	33,302	9,527	8,457	32,232

Net decrease in cash and equivalents	(48,728)	(1,338)	(8,063)	(55,453)
Cash and equivalents at beginning of period	122,356	13,163	29,717	138,910

Cash and equivalents at end of period	$73,628	$11,825	$21,654	$83,457

Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$14,792	$—	$—	$14,792
Discontinued operations:
Minority interest	218	218	—	-
Amortization	106	49	—	57
Gain on disposition of operating properties	(411)	(323)	—	(88)
Minority interest	2,540	2,540	—	-
Depreciation	25,037	3,388	5,846	27,495
Amortization	4,780	1,001	936	4,715
Equity in earnings of unconsolidated entities	(9,843)	3	5,343	(4,503)
Cash distributions from unconsolidated entities	4,240	—	(4,240)	-
Deferred income taxes	5,110	—	—	5,110
Gain on disposition of other investments	(22)	—	—	(22)
Decrease in land included in projects under development	13,887	4,940	5,576	14,523
Increase in land held for development or sale	(2,073)	—	(2,117)	(4,190)
Decrease (increase) in notes and accounts receivable, net	9,249	(977)	6,779	17,005
Decrease in inventories	927	—	—	927
Decrease (increase) in other assets	144	(2,829)	(1,015)	1,958
(Decrease) increase in accounts payable and accrued expenses	(51,895)	543	3,224	(49,214)

Net cash provided by operating activities	$16,786	$8,553	$20,332	$28,565

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
(Unaudited)

B. Financial Statement Presentation (continued)

Consolidated Statement of Cash Flows — Three Months Ended April 30, 2002

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
	Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$193,208	$24,282	$52,228	$221,154
Cash distributions from unconsolidated entities	4,396	—	(4,396)	—
Proceeds from land sales	15,404	1,054	3,358	17,708
Land development expenditures	(15,259)	(517)	(4,847)	(19,589)
Operating expenditures	(148,993)	(9,528)	(26,655)	(166,120)
Interest paid	(47,551)	(7,974)	(10,883)	(50,460)

Net cash provided by operating activities	1,205	7,317	8,805	2,693

Cash Flows from Investing Activities
Capital expenditures	(160,297)	(7,559)	(32,751)	(185,489)
Change in investments in and advances to real estate affiliates	3,060	—	(9,435)	(6,375)

Net cash used in investing activities	(157,237)	(7,559)	(42,186)	(191,864)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt and long-term credit facility	239,844	3,222	25,875	262,497
Principal payments on nonrecourse mortgage debt	(23,235)	(3,225)	(4,394)	(24,404)
Payments on long-term credit facility	(78,000)	—	—	(78,000)
Increase in notes payable	10,887	10	2,776	13,653
Payments on notes payable	(2,050)	—	(3,267)	(5,317)
Change in restricted cash and book overdrafts	(3,995)	(1,748)	2,503	256
Payment of deferred financing costs	(2,981)	(260)	(1,358)	(4,079)
Exercise of stock options	1,909	—	—	1,909
Dividends paid to shareholders	(2,474)	—	—	(2,474)
Increase in minority interest	4,664	4,664	—	—

Net cash provided by financing activities	144,569	2,663	22,135	164,041

Net (decrease) increase in cash and equivalents	(11,463)	2,421	(11,246)	(25,130)
Cash and equivalents at beginning of period	50,054	5,030	34,862	79,886

Cash and equivalents at end of period	$38,591	$7,451	$23,616	$54,756

Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$10,136	$—	$—	$10,136
Discontinued operations:
Minority interest	(62)	(62)	—	—
Depreciation	382	79	—	303
Amortization	26	2	—	24
Minority interest	(355)	(355)	—	—
Depreciation	22,050	3,385	5,175	23,840
Amortization	4,578	957	799	4,420
Equity in earnings of unconsolidated entities	(10,194)	—	5,942	(4,252)
Cash distributions from unconsolidated entities	4,396	—	(4,396)	—
Deferred income taxes	(371)	—	—	(371)
Loss on disposition of other investments	116	—	—	116
Early extinguishment of debt	380	—	—	380
Decrease in land included in projects under development	1,891	18	1,752	3,625
Decrease in land included in completed rental properties	220	48	—	172
(Increase) decrease in land held for development or sale	(8,140)	156	(2,733)	(11,029)
Decrease (increase) in notes and accounts receivable, net	6,724	(2,532)	4,629	13,885
Increase in inventories	(8,447)	—	—	(8,447)
Decrease (increase) in other assets	3,814	(1,588)	781	6,183
(Decrease) increase in accounts payable and accrued expenses	(25,939)	7,209	(3,144)	(36,292)

Net cash provided by operating activities	$1,205	$7,317	$8,805	$2,693

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

C. Discontinued Operations

The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of business. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

For the three months ended April 30, 2003 and 2002, Trowbridge, a supported-living community located in Southfield, Michigan, was included in discontinued operations. Trowbridge has 305 units and its deed was accepted by its lender in lieu of foreclosure in April of 2003. Trowbridge was previously included in the Residential Group. For the three months ended April 30, 2002, two properties were also included in discontinued operations: Bay Street and Courtland Center. Bay Street, a 16,000 square foot retail center located in Staten Island, New York and Courtland Center, a 458,000 square foot retail center located in Flint, Michigan, were also sold during the fourth quarter of fiscal 2002. Bay Street and Courtland Center were both previously included in the Commercial Group. The assets and liabilities and operating results relating to disposed assets are as follows.

	April 30,	January 31,

	2003	2003

	(in thousands)
Assets
Real estate, net	$—	$20,004
Other assets	188	1,021

	$188	$21,025

Liabilities
Mortgage debt, nonrecourse	$—	$20,822
Other liabilities	202	574

	$202	$21,396

	Three Months Ended April 30,

	2003	2002

	(in thousands)
Revenues	$1,289	$3,560

Expenses
Operating expenses	1,407	1,797
Interest expense	—	583
Depreciation and amortization	106	408

	1,513	2,788

Gain on disposition of operating properties	411	—

Earnings before income taxes	187	772
Income tax expense
Current	1,632	2,455
Deferred	(1,644)	(2,547)

	(12)	(92)

Earnings before minority interest	199	864
Minority interest	(218)	62

Net (loss) earnings from discontinued operations	$(19)	$926

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

D. Gain (Loss) on Disposition of Operating Properties and Other Investments

The following table summarizes the gain (loss) on disposition of operating properties and other investments for the three months ended April 30, 2003 and 2002.

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
Three Months Ended April 30,	Consolidation	Interest	Pro-Rata	Consolidation

2003
Continuing Operations
Available-for-sale equity securities	$22	$-	$-	$22
Discontinued operations
Trowbridge	538	343	—	195
Other	(127)	(20)	—	(107)

	411	323	—	88

Total	$433	$323	$-	$110

2002
Continuing operations
Available-for-sale equity securities	$(116)	$-	$—	$(116)

E. Reclassification

Certain items in the consolidated financial statements for 2002 have been reclassified to conform to the 2003 presentation. In particular, the Company adopted the provisions of SFAS No. 145, “Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13 on Technical Corrections” (SFAS No. 145), which requires gains or losses from early extinguishment of debt to be classified in operating income or loss. The Company previously recorded gains or losses from early extinguishment of debt as extraordinary items, net of tax, in its Statements of Earnings. For the three months ended April 30, 2002, the Company has reclassified $380,000 ($230,000, net of tax) of early extinguishment of debt from extraordinary loss to interest expense to conform to the new guidance.

F. Dividends

     The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share

March 12, 2003	June 2, 2003	June 16, 2003	$.06
June 11, 2003 *	September 2, 2003	September 15, 2003	$.09

On June 11, 2003, the Company’s Board of Directors declared an increased quarterly cash dividend of $.09 (annual rate of $.36) per share for both Class A and B common stock. This 50 percent increase over the previous quarter’s dividend rate is in response to recent tax law changes which lowered the maximum tax rate on dividends to 15 percent, and provides additional liquidity to the Company’s shareholders.

*	As this dividend was declared after April 30, 2003 it is not reflected in the consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements
(Unaudited)

G. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for “earnings from continuing operations.”

		Weighted
	Earnings From	Average Common	Per
	Continuing Operations	Shares Outstanding	Common
	(Numerator)	(Denominator)	Share

	(in thousands)
Three Months Ended
April 30, 2003:
Basic EPS	$14,811	49,732,717	$0.30
Effect of dilutive securities — stock options	—	515,661	(0.01)

Diluted EPS	$14,811	50,248,378	$0.29

April 30, 2002:
Basic EPS	$9,210	49,509,417	$0.18
Effect of dilutive securities — stock options	—	690,180	—

Diluted EPS	$9,210	50,199,597	$0.18

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

During the years ended January 31, 2003 and 2002, 20 of these properties completed a series of events that led to the reduction of a portion of these reserves. The first event was the modification or expiration of the Government contracts that now allow for market rate apartment rentals, which provide a significant increase in expected future cash flows. This, in turn, increased the appraised values of these properties and in some instances, resulted in a settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest. As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest is now probable. For the three months ended April 30, 2003 and 2002, reductions of $230,000 and $3,050,000, respectively, are included in revenue in the Consolidated Statements of Earnings. The Company will continue to review the level of reserves against these notes receivable in relation to events that could change expected future cash flows from these properties.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

H. Reduction of Reserves On Notes Receivable (continued)

Millender Center — The Company owns a 1% interest in Millender Center (the “Project”), a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan, and loaned $14,775,000 to the 99% limited partners in 1985, as evidenced by a note. A full reserve against the note and accrued interest was recorded in 1995 when the Company determined that collection was doubtful due to the operating performance of the Project at that time.

In October 1998, the Project entered into a lease agreement with General Motors (“GM”) whereby the Project, except for the apartments, is leased to GM through 2010, when it is expected that GM will exercise a purchase option. This lease arrangement, coupled with the resurgence of downtown Detroit’s economy as a result of GM’s relocation of its corporate headquarters to a location adjacent to the Project and the entry of gaming has significantly improved the operating performance of the Project. At the same time, the note was restructured with the limited partners to extend the term from December 31, 2000 to December 31, 2022. The Company believes that the current and anticipated improved performance of the Project supports its assessment that the principal of the note is now fully collectible.

During the three months ended April 30, 2003 the Company reduced $5,633,000 of the reserve recorded against interest receivable from Millender Center. There was no reduction of this reserve for the quarter ended April 30, 2002. The reduction of this reserve was primarily the result of increased cash flow projections due to the extension of the project’s tax advantaged bonds. The recorded balance of the note was $20,917,000 and $15,642,000 at April 30, 2003 and 2002, respectively. As of April 30, 2003, a $5,382,000 reserve against the principle portion of this note remains.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

I.	Investments in and Advances to Real Estate Affiliates

Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments in entities which the Company does not control and which are accounted for on the equity method. Summarized combined financial information for these investments, along with the Company’s pro-rata share (a non-GAAP measure — See Note B), is as follows.

	Combined (100%)		Pro-Rata Share

	April 30,	January 31,	April 30,	January 31,
	2003	2003	2003	2003

	(in thousands)
Balance Sheet:
Completed rental properties	$2,503,743	$2,384,920	$920,724	$875,282
Projects under development	229,129	307,566	106,810	132,265
Land held for development or sale	88,995	85,663	41,588	39,471
Investments in and advances to real estate affiliates — syndicated residential partnerships (1)	—	—	89,632	86,057
Accumulated depreciation	(497,938)	(484,845)	(199,995)	(195,301)
Other assets	248,707	278,024	95,511	112,324

Total Assets	$2,572,636	$2,571,328	$1,054,270	$1,050,098

Mortgage debt, nonrecourse	$2,245,880	$2,226,384	$851,375	$845,161
Advances from general partner	18,355	18,355	—	—
Other liabilities	167,601	166,286	55,054	56,457
Partners’ equity	140,800	160,303	147,841	148,480

Total Liabilities and Partners’ Equity	$2,572,636	$2,571,328	$1,054,270	$1,050,098

	Three Months Ended April 30,

	2003	2002	2003	2002

Operations:
Revenues	$141,825	$126,614	$59,281	$50,524
Equity in earnings of unconsolidated real estate entities on a pro-rata basis	—	—	4,503	4,252
Operating expenses	(77,252)	(65,621)	(33,060)	(26,973)
Interest expense	(34,534)	(29,769)	(14,096)	(12,015)
Depreciation and amortization	(18,368)	(15,905)	(6,782)	(5,974)

Net earnings (pre-tax)	$11,671	$15,319	$9,846	$9,814

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	April 30,	January 31,
	2003	2003

Partners’ equity, as above	$140,800	$160,303
Equity of other partners	11,314	30,178

Company’s investment in partnerships	129,486	130,125
Advances to partnerships, as above	18,355	18,355
Advances to other real estate affiliates	339,333	340,725

Investments in and Advances to Real Estate Affiliates	$487,174	$489,205

(1)	The Company is a general partner in several syndicated residential partnerships which are accounted for on the equity method under both full consolidation and pro-rata consolidation. Summarized Balance Sheet information at the Company’s economic share is as follows:

Total Assets	$540,044	$531,585
Total Liabilities	$450,412	$445,528
Partner’s Equity	$89,632	$86,057

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

I.	Investments in and Advances to Real Estate Affiliates (continued)

As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to four executive officers of the Company. At April 30, 2003 and January 31, 2003, amounts advanced for real estate projects on behalf of this partner collateralized by this partnership interest were $101,607,000 and $98,264,000, respectively, of the $339,333,000 and $340,725,000 presented above for “Advances to other real estate affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property.

J.	Recent Developments

The Company guaranteed the principal and interest on $19,000,000 of municipal bonds issued in May 2003 by an unrelated third party in connection with the Company’s investment in the redevelopment of Stapleton, a former airport in Denver, Colorado. The Company has a 90% ownership interest in Stapleton which is fully consolidated in the Company’s financial statements. The bonds bear interest at 7.875%, require semi-annual interest payments and mature on December 1, 2032. The Company will assess its obligation under this guarantee pursuant to the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. In addition, the Company plans to provide a similar guarantee relating to an additional $10,000,000 in municipal bonds expected to be drawn in the next six to eighteen months depending upon the status of the development at Stapleton.

In May 2003, the Company issued $300,000,000 of 7.625% senior notes, due June 1, 2015, under its shelf registration statement. Accrued interest is payable semi-annually beginning December 1, 2003. $208,500,000 of the proceeds from this offering will be used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25% in June 2003. The remainder of the proceeds were used for offering costs, to repay $73,000,000 outstanding under the revolving portion of the Company’s long-term credit facility and for general working capital purposes.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

K.	Segment Information

The following tables summarize financial data for the Commercial, Residential, Land Development and Lumber Trading Groups and Corporate. All amounts, including footnotes, are presented in thousands.

			Three Months Ended April 30,

	April 30,	January 31,
	2003	2003	2003	2002

			Expenditures for Additions
	Identifiable Assets		to Real Estate

Commercial Group	$3,668,810	$3,628,251	$62,340	110,965

Residential Group	1,012,674	990,192	37,068	48,508

Land Development Group	208,851	193,899	6,357	8,718

Lumber Trading Group	133,358	149,236	60	283

Corporate	46,310	115,631	83	197

	$5,070,003	$5,077,209	$105,908	$168,671

	Three Months Ended April 30,

	2003	2002	2003	2002

	Revenues		Interest Expense

Commercial Group	$163,414	$131,798	$30,747	31,071

Residential Group	46,929	37,695	7,104	5,546

Land Development Group	13,529	15,365	449	64

Lumber Trading Group (1)	19,901	26,263	651	636

Corporate	128	250	5,701	5,816

	$243,901	$211,371	$44,652	$43,133

	Depreciation and		Earnings Before
	Amortization Expense		Income Taxes (EBIT) (2)

Commercial Group	$23,149	$21,720	$19,414	7,477

Residential Group	5,719	3,726	13,659	11,020

Land Development Group	59	155	5,104	6,564

Lumber Trading Group	465	535	(484)	1,186

Corporate	425	492	(10,788)	(10,589)

Gain (loss) on disposition of other investments	—	—	22	(116)

	$29,817	$26,628	$26,927	15,542

			Earnings Before
			Depreciation, Amortization
			and Deferred Taxes (EBDT) (3)

Commercial Group			$38,186	25,926

Residential Group			19,561	15,325

Land Development Group			2,559	3,268

Lumber Trading Group			(348)	664

Corporate			(8,558)	(6,559)

Discontinued Operations			35	1,252

Consolidated EBDT			51,435	39,876

Reconciliation of EBDT to net earnings: (5)

Depreciation and amortization — Real Estate Groups			(31,357)	(27,287)

Deferred taxes— Real Estate Groups			(6,949)	(2,496)

Straight-line rent adjustment			1,704	669

Early extinguishment of debt, net of tax			—	(230)

Gain (loss) on disposition of other investments, net of tax			13	(70)

Discontinued operations not included in EBDT, net of tax and minority interest: (4)

Depreciation and amortization			(57)	(327)

Deferred taxes			(50)	(19)

Straight-line rent adjustment			—	20

Gain on disposition of operating properties			53	—

Net earnings			$14,792	10,136

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended April 30, 2003 and 2002 were $534,071 and $688,896, respectively.

(2)	See Consolidated Statements of Earnings on page 3 for reconciliation of EBIT to net earnings.

(3)	Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported as interest expense. However, early extinguishment will be excluded from EBDT for the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

(4)	See Note C — Discontinued Operations on page 15 for more information.

(5)	See page 39 through page 45 of this filing for additional information regarding the reconciliation of EBDT to net earnings.

The enclosed financial statements have been prepared on a basis consistent with accounting principles applied in the prior periods and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of operations for the three months ended April 30, 2003 are not necessarily indicative of results of operations which may be expected for the full year.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2003.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company principally engages in the ownership, development, management and acquisition of commercial and residential real estate throughout the United States. The Company consists of four Strategic Business Units. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and Canadian provinces. The Company has more than $5.0 billion of assets in 21 states and the District of Columbia. Core markets include New York City, Denver, Boston, Washington D.C. and California. The Corporate headquarters of the Company is in Cleveland, Ohio.

RESULTS OF OPERATIONS

The Company reports its results of operations by each of its four strategic business units as it believes it provides the most meaningful understanding of the Company’s financial performance.

Net Earnings — Net Earnings for the Company for the three months ended April 30, 2003 were $14,792,000 versus $10,136,000 for the three months ended April 30, 2002. The fluctuation is primarily attributable to improved operating results in the Company’s Real Estate Group (see discussion for Commercial and Residential Groups below).

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

The Company’s EBDT for the three months ended April 30, 2003 grew by 29.0% to $51,435,000 from $39,876,000. This increase over the prior year is primarily attributable to new property EBDT generated from 24 project openings and acquisitions that occurred during 2002 and the addition of five residential communities during the three months ended April 30, 2003. In addition, the Company also experienced increased outlot sales, lower abandoned development project write-offs, and increased reversals of reserves on notes receivable.

Net Operating Income from Real Estate Groups — The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. Net Operating Income (“NOI”) is defined as Revenues less Operating Expenses. Under the full consolidation method, which is in accordance with GAAP, NOI from the combined Commercial Group and Residential Group (“Real Estate Groups”) for the three months ended April 30, 2003 was $104,946,000 compared to $85,944,000 for the three months ended April 30, 2002, a 22.1% increase.

The Company presents certain financial amounts under the pro-rata consolidation method (a non-GAAP measure) as management believes that it more accurately reflects the manner in which it operates its business. The Company publicly discloses and discusses its performance using this method of consolidation to compliment its GAAP disclosures. The information in the tables below present amounts for both full consolidation and pro-rata consolidation, providing a reconciliation of the difference between the two methods. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100 percent if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control.

Under the pro-rata consolidation method, NOI from the Real Estate Groups for the three months ended April 30, 2003 was $104,671,000 compared to $86,962,000 for the three months ended April 30, 2002, a 20.4% increase.

The information in the section entitled “Summary of Earnings before Depreciation, Amortization and Deferred Taxes” on pages 39 to 45 at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents amounts for both full consolidation and pro-rata consolidation, providing a reconciliation of the difference between the two methods, as well as a reconciliation from EBDT to net earnings.

All amounts discussed in the narrative below are based on the full consolidation method unless otherwise noted.

Commercial Group

The following table presents the significant increases in revenues and operating expenses incurred by the Commercial Group for newly opened properties for the three months ended April 30, 2003 compared to the same period in the prior year (dollars in thousands):

		Quarter/
		Year				Operating
Property	Location	Opened	Sq. Ft.	Revenues		Expenses

Retail Centers:
Woodbridge Crossing	Woodbridge, NJ	Q3 - 2002	284,000	$86		$372
Harlem Center	Manhattan, NY	Q3 - 2002	126,000	1,167		173
Promenade in Temecula Expansion	Temecula, CA	Q3 - 2002	249,000	726		282
Galleria at Sunset Expansion	Henderson, NV	Q2 - 2002	121,000	295	*	N/A
Station Square — Bessemer Court	Pittsburgh, PA	Q2 - 2002	52,000	311		165
Quebec Square	Denver, CO	Q2 - 2002	691,000	484		284
Office Buildings:
88 Sidney St	Cambridge, MA	Q2 - 2002	145,000	1,896		277
35 Landsdowne	Cambridge, MA	Q2 - 2002	202,000	2,327		400

Total				$7,292		$1,953

*	Revenues represent the change from prior year of the Company’s share of net earnings.
N/A — not applicable — property recorded under equity method of accounting.

Revenues — Revenues for the Commercial Group increased by $31,616,000 or 24.0% for the three months ended April 30, 2003 over the same period in the prior year. Revenues, adjusted for straight-line rent and equity method depreciation, for the Commercial Group for the three months ended April 30, 2003 increased $31,313,000 or 23.4% over the same period in the prior year. This increase is primarily the result of $7,292,000 from the opening of new properties as noted in the table above, $19,463,000 from increased commercial land sales and an increase of $4,129,000 in the Company’s hotel portfolio primarily due to the re-opening of the Embassy Suites Hotel in Manhattan, New York which was closed through May 2002, after the terrorist attacks on September 11, 2001. These increases were partially offset by dispositions in the fourth quarter of 2002 of two specialty retail centers, Bay Street and Courtland Center, totaling $2,148,000. Bay Street was a 16,000 square foot retail center located in Staten Island, New York and Courtland Center was a 458,000 square foot retail center located in Flint, Michigan. The balance of the remaining increase in revenues in the Commercial Group of approximately $2,600,000 was generally due to fluctuations in operations at mature properties.

Operating and Interest Expenses — Operating expenses for the Commercial Group increased $18,574,000 or 26.0% for the three months ended April 30, 2003 over the same period in the prior year. Operating expenses, excluding straight-line rent adjustments on ground rent, for the Commercial Group increased $18,747,000 or 26.6% for the three months ended April 30, 2003 over the same period in the prior year. The increase in operating expenses was attributable primarily to costs associated with the opening of new properties of $1,953,000 as noted in the table above, $16,214,000 relating to commercial land sales and greater operating costs of $4,494,000 at the Company’s hotel portfolio primarily due to the re-opening of the Embassy Suites Hotel in Manhattan, New York which was closed through May 2002 after the terrorist attacks on September 11, 2001. These increases were partially offset by $747,000 relating to dispositions in the fourth quarter of 2002 of two specialty retail centers, Bay Street and Courtland Center and a reversal of project write-off reserves of $1,674,000 during the first quarter of 2003. The balance of the decrease in operating expenses of $1,500,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense decreased during the three months ended April 30, 2003 for the Commercial Group by $323,000 or 1.0% over the same period in the prior year. The decrease is primarily attributable to the reduction in interest rates combined with recent property dispositions.

Residential Group
 The following table presents the significant increases (decreases) in revenues and operating expenses reported by the Residential Group for newly opened or acquired properties for the three months ended April 30, 2003 compared to the same period in the prior year (dollars in thousands):

		Quarter
		Opened/	No.		Operating
Property	Location	Acquired	of Units	Revenues	Expenses

Consolidated
Parmatown Woods (a)	Parma Hts., OH	Q1 - 2003	201	$272	$238
Plymouth Square (a)	Detroit, MI	Q1 - 2003	280	714	304
Southfield (a)	White Marsh, MD	Q4 - 2002	212	543	200
Carl D. Perkins (a)	Pikeville, KY	Q3 - 2002	150	294	150
Landings of Brentwood (a)	Nashville, TN	Q2 - 2002	724	1,633	696
Autumn Ridge (a)	Sterling Hts., MI	Q2 - 2002	251	594	(7)
Tower 43 (a)	Kent, OH	Q2 - 2002	101	174	164
Cambridge Towers(a)	Detroit, MI	Q2 - 2002	250	636	259
Coraopolis Towers (a)	Coraopolis, PA	Q2 - 2002	200	389	204
Donora Towers (a)	Donora, PA	Q2 - 2002	103	201	137
Heritage	San Diego, CA	Q1 - 2002	230	743	198
Chancellor Park (a)	Philadelphia, PA	Q1 - 2002	135	306	(41)
Unconsolidated *
Worth Street	Manhattan, NY	Q1 - 2003	330	169	N/A
St. Mary’s Villa (a)	Newark, NJ	Q2 - 2002	360	(16)	N/A
Residences at University Park	Cambridge, MA	Q1 - 2002	135	(88)	N/A
Westwood Reserve (a)	Tampa, FL	Q1 - 2002	340	(22)	N/A
Parkwood Village (b)	Brunswick, OH	Q2 - 2001	204	89	N/A

Total				$6,631	$2,502

*	Revenues represent the change from prior year of the Company’s share of net earnings (loss).
N/A — not applicable — property recorded under equity method of accounting.
(a)	Acquired property.
(b)	Phased opening.

Revenues — Revenues for the Residential Group increased $9,234,000 or 24.5% for the three months ended April 30, 2003 over the same period in the prior year. Revenues, adjusted for equity method depreciation, for the Residential Group increased by $9,478,000, or 23.7% during the three months ended April 30, 2003 over the same period in the prior year. These increases were primarily the result of acquisitions made and properties opened during 2002 and 2003 totaling $6,631,000 as noted in the table above. Revenues also increased by $2,813,000 as a result of the reversal of reserves for notes receivable and related accrued interest from certain syndicated properties. The remaining increase in revenue of approximately $35,000 was generally due to overall improved results of mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group increased by $3,042,000 or 17.5% during the three months ended April 30, 2003 compared to the same period in the prior year. These increases were primarily the result of the acquisitions made and properties opened during 2003 and 2002 totaling $2,502,000 as noted in the table above. The remaining increase of approximately $540,000 was generally due to increased operating costs of mature properties.

Interest expense for the Residential Group for the three months ended April 30, 2003 increased by $1,558,000 or 28.1%, compared to the same period in the prior year. The increase in interest expense is primarily the result of acquisitions made and properties opened during 2003 and 2002.

Land Development Group
 Revenues — Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group decreased by $1,836,000 during the three months ended April 30, 2003 compared to the same period in the prior year. This decrease is primarily the result of decreases in land sales of $1,841,000 at two major land development projects: Waterbury in North Ridgeville, Ohio and Central Station in Chicago, Illinois combined with several smaller sales decreases. These decreases were offset by increases of $1,314,000 primarily at two major land development projects: New Haven in Barberton, Ohio and Stapleton in Denver, Colorado and several smaller sales increases at various land development projects. In addition, revenue decreased by $1,309,000 as a result of the sale in 2002 of land options at Paseo del Este in El Paso, Texas, which did not recur in 2003.

Operating and Interest Expenses — The fluctuation in Land Development Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses decreased by $652,000 during the three months ended April 30, 2003 compared to the same period in the prior year. This decrease is primarily due to decreased combined expenses of $1,108,000 primarily at three land development projects, Central Station, Waterbury and Stapleton along with several smaller expense decreases at various land development projects. These decreases were offset by increases of $456,000 primarily at New Haven along with several smaller expense increases at various land development projects.

Interest expense for the Land Development Group increased by $385,000 during the three months ended April 30, 2003 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

Lumber Trading Group
 Revenues — Revenues for the Lumber Trading Group decreased by $6,362,000 during the three months ended April 30, 2003 compared to the same period in the prior year. The decrease was due to decreased volume and an extreme downward movement of commodity lumber prices. The downward movement was the result of an oversupply situation.

Operating and Interest Expenses — Operating expense for the Lumber Trading Group decreased by $4,708,000 during the three months ended April 30, 2003 compared to the same period in the prior year. This decrease was primarily due to lower variable expenses, principally traders’ commissions, resulting from the decreased revenue explained above.

Interest expense increased $15,000 for the three months ended April 30, 2003 compared to the same period in the prior year due to minimal increases in the borrowing level and the interest rates.

Corporate Activities
 Revenues — Corporate Activities’ revenues decreased $122,000 during the three months ended April 30, 2003 compared to the same period in the prior year. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by the Company and vary from year to year depending on interest rates and the amounts of loans outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities increased $193,000 during the three months ended April 30, 2003 compared to the same period in the prior year. The increase in operating expenses was the result of increases in general corporate expenses. Interest expense decreased $115,000 during the three months ended April 30, 2003 compared to the same period in the prior year as a result of decreased borrowings and reduced variable interest rates. Corporate Activities’ interest expense consists primarily of interest expense on the Company’s 8.50% Senior Notes and long-term credit facility that have not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Depreciation and Amortization
 Depreciation and amortization increased $3,189,000 for the three months ended April 30, 2003 compared to the same period in the prior year. This increase is primarily the result of acquisitions made and new properties opened, offset by property dispositions and properties reclassified as discontinued operations.

Discontinued Operations
 The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of business. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

For the three months ended April 30, 2003, Trowbridge, a supported-living community located in Southfield, Michigan, was included in discontinued operations. Trowbridge has 305 units and its deed was accepted by its lender in lieu of foreclosure in April of 2003. Trowbridge was previously included in the Residential Group.

For the three months ended April 30, 2003 and 2002, Trowbridge, a supported-living community located in Southfield, Michigan, was included in discontinued operations. Trowbridge has 305 units and its deed was accepted by its lender in lieu of foreclosure in April of 2003. Trowbridge was previously included in the Residential Group. For the three months ended April 30, 2002, two properties were also included in discontinued operations: Bay Street and Courtland Center. Bay Street, a 16,000 square foot retail center located in Staten Island, New York and Courtland Center, a 458,000 square foot retail center located in Flint, Michigan, were also sold during the fourth quarter of fiscal 2002. Bay Street and Courtland Center were both previously included in the Commercial Group. The assets and liabilities and operating results relating to disposed assets are as follows.

	April 30,	January 31,
	2003	2003

	(in thousands)
Assets
Real estate, net	$—	$20,004
Other assets	188	1,021

	$188	$21,025

Liabilities
Mortgage debt, nonrecourse	$—	$20,822
Other liabilities	202	574

	$202	$21,396

	Three Months Ended April 30,

	2003	2002

	(in thousands)
Revenues	$1,289	$3,560

Expenses
Operating expenses	1,407	1,797
Interest expense	—	583
Depreciation and amortization	106	408

	1,513	2,788

Gain on disposition of operating properties	411	—

Earnings before income taxes	187	772
Income tax expense
Current	1,632	2,455
Deferred	(1,644)	(2,547)

	(12)	(92)

Earnings before minority interest	199	864
Minority interest	218	(62)

Net (loss) earnings from discontinued operations	$(19)	$926

Gain (Loss) on Disposition of Operating Properties and Other Investments — The following table summarizes the gain (loss) on disposition of operating properties and other investments for the three months ended April 30, 2003 and 2002.

			Plus
			Unconsolidated
	Full	Less Minority	Investments at	Pro-Rata
Three Months Ended April 30,	Consolidation	Interest	Pro-Rata	Consolidation

2003
Continuing Operations
Available-for-sale equity securities	$22	$—	$—	$22
Discontinued operations
Trowbridge	538	343	—	195
Other	(127)	(20)	—	(107)

	411	323	—	88

Total	$433	$323	$—	$110

2002
Continuing operations
Available-for-sale equity securities	$(116)	$—	$—	$(116)

Income Taxes — Income tax expense for the three months ended April 30, 2003 and 2002 totaled $9,576,000 and $6,687,000 respectively. At January 31, 2003, the Company had a tax loss carryforward of $10,873,000 that will expire in the year ending January 31, 2022, General Business Credit carryovers of $7,581,000 that will expire in the years ending January 31, 2004 through January 31, 2023, and an Alternative Minimum Tax credit carryforward of $33,445,000.

EBDT — EBDT is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). Early extinguishment of debt is now reported in operating earnings instead of extraordinary items. However, early extinguishment of debt is excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt is included in EBDT.

The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because they are noncash items and the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred income taxes from real estate operations are excluded because they are noncash items. The provision for decline in real estate is excluded from EBDT because it is a noncash item that varies from year to year based on factors unrelated to the Company’s overall financial performance and is related to the ultimate gain or loss on dispositions of operating properties. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies. See the reconciliation of EBDT to net earnings on page 39 of this filing.

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

Long-Term Credit Facility — At April 30, 2003, the Company had $148,000,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The revolving portion of this balance, $73,000,000, was repaid in full in May 2003 from proceeds from a public debt offering. The credit facility includes a $100,000,000 term loan with an outstanding balance of $75,000,000 as of April 30, 2003 and a $250,000,000 revolving line of credit, both of which mature in March 2006 and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($26,082,000 in letters of credit outstanding and $-0- surety bonds at April 30, 2003). Quarterly principal payments of $6,250,000 on the new term loan commenced July 1, 2002.

The long-term credit facility provides, among other things, for: 1) at the Company’s election, interest rates of 2.125% over LIBOR or 1/2% over the prime rate except for the last $50,000,000 of borrowings in the case of the revolving loans which is based on 2.75% over LIBOR or 3/4% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases.

In order to mitigate the short-term variable interest rate risk on its long-term credit facility, the Company has entered into LIBOR interest rate swaps and purchased LIBOR interest rate caps. Swaps are in effect through January 31, 2004 which effectively fixed the LIBOR base rate at 1.78% for a notional amount of $56,250,000 beginning February 1, 2003, and effectively fix the LIBOR base rate at 1.77% for a notional amount of $75,000,000 beginning December 1, 2002. LIBOR interest rate caps were purchased for the period beginning February 1, 2003 through August 1, 2004. These caps vary in notional amount from $69,921,000 to $147,882,000 over the period and carry strike rates from 4.0% to 5.5%.

Lumber Trading Group — The Lumber Trading Group is financed separately from the rest of the Company’s strategic business units. The financing obligations of Lumber Trading Group are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings

The Company is actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2003 and 2004, generally pursuing long-term fixed-rate debt for its stabilized properties. During the three months ended April 30, 2003, the Company completed the following financings:

Purpose of Financing

(in thousands)
Refinancings	$42,249
Development projects (commitment)	91,500
Loan extensions	28,400

$162,149

Reduction of mortgage debt due to property dispositions	$25,933

For maturing debt, the Company continues to seek long-term fixed-rate debt for those project loans which mature within the next 12 months as well as for those projects which will begin operation within the next 12 months. For construction loans, the Company generally pursues floating-rate financings with maturities ranging from two to five years.

Interest Rate Exposure

At April 30, 2003, the composition of nonrecourse mortgage debt was as follows:

	Amount	Rate(1)

	(in thousands)
Fixed	$2,014,190	7.16%
Variable
Taxable(2)	842,617	3.98%
Tax-Exempt	105,000	2.47%
UDAG	75,519	2.01%

	$3,037,326	5.99%

(1)	Reflects weighted average interest rate including both the base index and lender margin.

(2)	Taxable variable-rate debt of $842,617 is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2004.

Debt related to projects under development at April 30, 2003 totals $244,099,000, out of a total commitment from lenders of $570,656,000. Of this outstanding debt, $188,099,000 is taxable variable-rate debt, $52,000,000 is tax-exempt variable-rate debt, and $4,000,000 is taxable fixed-rate debt.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for its mortgage debt portfolio as follows:

	Caps		Swaps(1)

		Average		Average
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)
05/01/03 - 02/01/04	$914,061	6.68%	$310,619	2.32%
02/01/04 - 02/01/05	341,771	7.20%	305,728	2.68%
02/01/05 - 02/01/06	227,256	7.83%	70,528	4.13%
02/01/06 - 02/01/07	90,953	7.58%	69,183	4.13%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.

The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.33% and has not exceeded 7.90%.

Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of the Company’s taxable variable-rate debt by approximately $5,200,000 at April 30, 2003. This increase is net of the protection provided by the interest rate swaps and long-term LIBOR contracts in place as of April 30, 2003. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of the Company’s tax-exempt variable-rate debt by approximately $4,000,000 at April 30, 2003.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with a revolving line of credit which totaled $80,000,000 at April 30, 2003 and an asset securitization facility. The bank line of credit allows for up to $5,000,000 in outstanding letters of credit (none outstanding at April 30, 2003), which reduce the credit available to the Lumber Trading Group by the amount of the letters of credit used. Borrowings under the bank line of credit, which are nonrecourse to the Company, are collateralized by all the assets of the Lumber Trading Group, bear interest at the lender’s prime rate or LIBOR plus an applicable margin ranging from 1.375% to 1.75%, and have a fee of 0.2% to 0.4% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee are based on a quarterly interest coverage ratio. The bank line of credit is subject to review and extension annually, and expires on June 30, 2003. At April 30, 2003, $6,704,000 was outstanding under this revolving line of credit.

The Lumber Trading Group has entered into a three-year agreement, expiring in July 2005 under which it is selling an undivided interest in a pool of receivables up to a maximum of $102,000,000 to a large financial institution (the “Financial Institution”). This agreement includes required bank liquidity support which is renewed annually. The next renewal date is June 16, 2003. The Company bears no risk regarding the collectability of the accounts receivable once sold, and cannot modify the pool of receivables. At April 30, 2003 the Financial Institution held an interest of $50,000,000 in the pool of receivables. Sales of accounts receivable have averaged $47,000,000 per month during the three months ended April 30, 2003.

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

Cash Flows

Net cash provided by operating activities was $16,786,000 for the three months ended April 30, 2003 and $1,205,000 for the three months ended April 30, 2002. This increase in net cash provided by operating activities of $15,581,000 is the result of the following (in thousands):

Increase in operating revenue	$32,881
Decrease in accounts receivable, Lumber Trading Group	15,170
Increase in accounts receivable for construction fee billings in Commercial Group	(6,350)
Other	(1,619)

Increase in rents and other revenues received		$40,082
Decrease in cash distributions from unconsolidated entities		(156)
Decrease in proceeds from land sales		(4,328)
Decrease in land development expenditures		3,184
Increase in operating expenses	(16,575)
Decrease in accounts payable and accrued expenses	(5,547)

Increase in operating expenditures		(22,122)
Increase in interest paid		(1,079)

Increase in cash provided by operations		$15,581

Net cash used in investing activities was $98,816,000 for the three months ended April 30, 2003 and $157,237,000 for the three months ended April 30, 2002. The net cash used in investing activities consists of the following:

	Three Months Ended April 30,

	2003	2002

	(in thousands)
Capital expenditures*	$(106,592)	$(160,297)
Disposition of other investments	54	—
Return on investment in and advances to real estate affiliates	7,722	3,060

Total	$(98,816)	$(157,237)

* Capital expenditures were financed as follows:

Cash provided from operating activities	$16,786	$1,205
New nonrecourse mortgage indebtedness	53,000	153,000
Borrowings under the long-term credit facility	19,000	—
Cash on hand at the beginning of the year	17,806	6,092

Total	$106,592	$160,297

Net cash provided by financing activities totaled $33,302,000 for the three months ended April 30, 2003 and $144,569,000 for the three months ended April 30, 2002. The Company’s refinancing of mortgage indebtedness is discussed above in “Mortgage Financings” and borrowings under new mortgage indebtedness to fund capital expenditures is discussed above in “Net Cash Used in Investing Activities”. Net cash used in financing activities also reflected the following:

	Three Months Ended April 30,

	2003	2002

	(in thousands)
Borrowings on long-term credit facility	$19,000	$154,000
Quarterly repayments of new term loan, beginning in July 2002	(6,250)	—
Repayment of borrowings under the long-term credit facility from proceeds of new $100,000,000 term loan	—	(78,000)
Net (decrease) increase in notes payable (primarily due to (repayments) borrowings under Lumber Trading Group’s line of credit)	(4,303)	8,837
Decrease (increase) in restricted cash (2003: primarily from Consolidated Carolina, an apartment building under construction in Richmond, Virginia)	3,400	(373)
Decrease in book overdrafts, representing checks issued but not yet paid	(6,672)	(3,622)
Payment of deferred financing costs	(1,418)	(2,981)
Proceeds from the exercise of stock options	974	1,909
Payment of dividends	(2,980)	(2,474)
(Decrease) increase in minority interest	(2,982)	4,664

SHELF REGISTRATION

The Company, along with its wholly-owned subsidiaries Forest City Enterprises Capital Trust I and Forest City Enterprises Capital Trust II, filed an amended shelf registration statement with the Securities and Exchange Commission (SEC) on May 24, 2002. This registration statement amends the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide Forest City flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. At April 30, 2003 an aggregate of $842,180,000 was available under this shelf registration. In May 2003, the Company issued $300,000,000 of 7.625% senior notes bringing the current availability to $542,180,000.

INCREASED DIVIDENDS

The first 2003 quarterly dividend of $.06 per share on both Class A and Class B Common Stock was declared March 12, 2003 and will be paid on June 16, 2003 to shareholders of record at the close of business on June 2, 2003. The second 2003 quarterly dividend of $.09 (representing a 50% increase over the previous quarter’s dividend) per share on shares of both Class A and Class B Common Stock was declared June 11, 2003 and will be paid September 15, 2003 to shareholders of record at the close of business on September 2, 2003. This 50 percent increase over the previous quarter’s dividend rate is in response to recent tax law changes which lowered the maximum tax rate on dividends to 15 percent, and provides additional liquidity to the Company’s shareholders.

LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation is effective for the Company for the fiscal year ended January 31, 2004. The new requirements for interim disclosure is effective for the quarter ended April 30, 2003. The Company will continue to apply APBO No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation and does not expect SFAS No. 148 to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first year or interim period beginning after June 15, 2003. The Company is in the process of assessing the impact of this interpretation and believes it is reasonably possible the Company is the primary beneficiary on many of its equity method investments and will be required to fully consolidate these investments as variable interest entities beginning in the quarter ending October 31, 2003. The Company has not yet determined the maximum potential loss related to the implementation of this new standard. The financial position and results of operations for the Company’s equity method investments are presented in Note I - Investments In and Advances to Affiliates on pages 19-20 of this Form 10-Q.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. The Company does not expect this statement to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is effective for revenue arrangements entered into by the Company subsequent to January 31, 2004. The Company does not expect this statement to have an immediate material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability, many of these instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective August 1, 2003 for the Company. The Company does not expect this statement to have an immediate material impact on the Company’s financial position, results of operations or cash flows.

RECENT DEVELOPMENTS

The Company guaranteed the principal and interest on $19,000,000 of municipal bonds issued in May 2003 by an unrelated third party in connection with the Company’s investment in the redevelopment of Stapleton, a former airport in Denver, Colorado. The Company has a 90% ownership interest in Stapleton which is fully consolidated in the Company’s financial statements. The bonds bear interest at 7.875%, require semi-annual interest payments and mature on December 1, 2032. The Company will assess its obligation under this guarantee pursuant to the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. In addition, the Company plans to provide a similar guarantee relating to an additional $10,000,000 in municipal bonds expected to be drawn in the next six to eighteen months depending upon the status of the development at Stapleton.

In May 2003, the Company issued $300,000,000 of 7.625% senior notes, due June 1, 2015, under its shelf registration statement. Accrued interest is payable semi-annually beginning December 1, 2003. $208,500,000 of the proceeds from this offering will be used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25% in June 2003. The remainder of the proceeds were used for offering costs, to repay $73,000,000 outstanding under the revolving portion of the Company’s long-term credit facility and for general working capital purposes.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed on pages 5-12 of the Company’s Form 10-K at January 31, 2003 and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, the level and volatility of interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, the rate revenue increases versus the rate of expense increases, the cyclical nature of the lumber wholesaling business, as well as other risks listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

(THIS PAGE INTENTIONALLY LEFT BLANK)

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

Reconciliation of Net Earnings to Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) (2)

	Three Months Ended April 30,

	2003	2002

Net Earnings	$14,792	$10,136
Depreciation and amortization — Real Estate Groups (5)	31,288	27,495
Depreciation and amortization — equity method investments (3)	126	119
Deferred tax expense (benefit) — Real Estate Groups (7)	5,305	(201)
Deferred income tax benefit on early extinguishment of debt (6)(7)	—	150
Deferred income tax benefit — Non-Real Estate Groups:(7) Loss on disposition of other investments	—	(46)
Current income tax expense on non-operating earnings: (7) Gain on disposition of other investments	9	—
Gain on disposition included in discontinued operations	1,729	2,566
Straight-line rent adjustment (4)	(1,704)	(689)
(Gain) loss on disposition of other investments	(22)	116
Discontinued operations: (1) Gain on disposition of operating properties	(411)	—
Minority interest	323	—
Loss on early extinguishment of debt, net of tax (6)	—	230

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT)	$51,435	$39,876

1)	The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. Pursuant to the definition of a component of an entity of SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations.

2)	EBDT is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). Early extinguishment of debt is now reported in operating earnings instead of extraordinary items. However, early extinguishment of debt is excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt is included in EBDT.

3)	Amount represents depreciation expense for certain syndicated properties accounted for on the equity method of accounting under both full consolidation and pro-rata consolidation. See Note E — Investments In and Advances to Affiliates for further discussion of these syndicated properties on Form 10-K for the year ended January 31, 2003.

4)	Effective for the year ended January 31, 2001, the Company recognizes minimum rents on a straight-line basis over the term of the related lease pursuant to the provision of SFAS No. 13, “Accounting for Leases.” The straight-line rent adjustment is recorded as an increase or decrease to revenue from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., with the applicable offset to either accounts receivable or accounts payable, as appropriate.

5)	The following table provides detail of Depreciation and Amortization. The Company’s Real Estate Groups are owned by Forest City Rental Properties Corporation, a wholly-owned subsidiary engaged in the ownership, development, acquisition and management of real estate projects, including apartment complexes, regional malls and retail centers, hotels, office buildings and mixed-use facilities, as well as large land development projects.

	Three Months Ended April 30,

	2003	2002

Full Consolidation	$29,817	$26,628
Non-Real Estate Groups	(928)	(1,054)

Real Estate Groups Full Consolidation	28,889	25,574
Real Estate Groups related to minority interest	(4,389)	(4,341)
Real Estate Groups equity method	6,731	5,935
Discontinued operations	57	327

Real Estate Groups Pro-Rata Consolidation	$31,288	$27,495

6)	The Company has adopted the provisions of Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145) which requires gains or losses from early extinguishment of debt to be classified in operating earnings. The Company previously reported gains or losses from early extinguishment of debt as extraordinary item, net of tax, in its Consolidated Statements of Earnings as follows:

Loss on early extinguishment of debt reclassified to continuing operations	$—	$(380)
Deferred income tax benefit	—	(150)

Loss on early extinguishment of debt, net of tax	$—	$(230)

7)	The following table provides detail of Income Tax Expense (Benefit):

		Three Months Ended April 30,

		2003	2002

(A)	Continuing operations
	Current	$2,813	$4,511
	Deferred	6,754	2,372

		9,567	6,883

(B)	(Loss) gain on disposition of other investments
	Current	9	—
	Deferred — Non-Real Estate Groups	—	(46)

		9	(46)

(C)	Deferred tax benefit on early extinguishment of debt
	Subtotal (A)(B)(C)
	Current	2,822	4,511
	Deferred	6,754	2,176

	Income tax expense	9,576	6,687

(D)	Discontinued operations
	Operating earnings
	Current	(97)	(111)
	Deferred	50	19

		(47)	(92)
	Gain on disposition of operating properties
	Current	1,729	2,566
	Deferred	(1,694)	(2,566)

		35	—

		(12)	(92)

	Grand Total (A)(B)(C)(D)
	Current	4,454	6,966
	Deferred	5,110	(371)

		$9,564	$6,595

	Recap of Grand Total:
	Real Estate Groups
	Current	$6,887	$8,226
	Deferred	5,305	(201)

		12,192	8,025

	Non-Real Estate Groups
	Current	(2,433)	(1,260)
	Deferred	(195)	(170)

		(2,628)	(1,430)

	Grand Total	$9,564	$6,595

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended April 30, 2003 (in thousands)

	Commercial Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$163,414	$35,851	$33,680	$—	$161,243
Exclude straight-line rent adjustment	(2,670)	—	—	—	(2,670)
Add back equity method depreciation expense	4,238	—	(4,238)	—	—

Adjusted revenues	164,982	35,851	29,442	—	158,573
Operating expenses, including depreciation and amortization for non-Real Estate Groups	90,104	22,380	21,318	—	89,042
Exclude straight-line rent adjustment	(966)	—	—	—	(966)

Adjusted operating expenses	89,138	22,380	21,318	—	88,076
Interest expense	30,747	7,329	8,124	—	31,542
Income tax provision (benefit)	769	—	—	—	769
Minority interest in earnings before depreciation and amortization	6,142	6,142	—	—	—

Total deductions	126,796	35,851	29,442	—	120,387
Add: EBDT from discontinued operations	—	—	—	—	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$38,186	$—	$—	$—	$38,186

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$46,929	$1,624	$19,099	$687	$65,091
Exclude straight-line rent adjustment	—	—	—	—	—
Add back equity method depreciation expense	2,619	—	(2,493)	—	126

Adjusted revenues	49,548	1,624	16,606	687	65,217
Operating expenses, including depreciation and amortization for non-Real Estate Groups	20,446	1,137	10,985	749	31,043
Exclude straight-line rent adjustment	—	—	—	—	—

Adjusted operating expenses	20,446	1,137	10,985	749	31,043
Interest expense	7,104	270	5,621	—	12,455
Income tax provision (benefit)	2,220	—	—	(97)	2,123
Minority interest in earnings before depreciation and amortization	217	217	—	—	—

Total deductions	29,987	1,624	16,606	652	45,621
Add: EBDT from discontinued operations	35	—	—	(35)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$19,596	$—	$—	$—	$19,596

	Land Development Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$13,529	$1,157	$1,159	$—	$13,531
Operating expenses, including depreciation and amortization for non-Real Estate Groups	7,956	587	808	—	8,177
Interest expense	449	—	351	—	800
Income tax provision (benefit)	1,995	—	—	—	1,995
Minority interest in earnings before depreciation and amortization	570	570	—	—	—

Total deductions	10,970	1,157	1,159	—	10,972

Earnings before depreciation, amortization and deferred taxes (EBDT)	$2,559	$—	$—	$—	$2,559

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$19,901	$—	$—	$—	$19,901
Operating expenses, including depreciation and amortization for non-Real Estate Groups	19,734	—	—	—	19,734
Interest expense	651	—	—	—	651
Income tax provision (benefit)	(136)	—	—	—	(136)
Minority interest in earnings before depreciation and amortization	—	—	—	—	—

Total deductions	20,249	—	—	—	20,249

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(348)	$—	$—	$—	$(348)

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended April 30, 2003 (in thousands) continued

	Corporate Activities 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$128	$—	$—	$—	$128
Exclude straight-line rent adjustment	—	—	—	—	—
Add back equity method depreciation expense	—	—	—	—	—

Adjusted revenues	128	—	—	—	128
Operating expenses, including depreciation and amortization for non-Real Estate Groups	5,215	—	—	—	5,215
Exclude straight-line rent adjustment	—	—	—	—	—

Adjusted operating expenses	5,215	—	—	—	5,215
Interest expense	5,701	—	—	—	5,701
Income tax (benefit) provision	(2,230)	—	—	—	(2,230)
Minority interest in earnings before depreciation and amortization	—	—	—	—	—

Total deductions	8,686	—	—	—	8,686
Add: EBDT from discontinued operations	—	—	—	—	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(8,558)	$—	$—	$—	$(8,558)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$243,901	$38,632	$53,938	$687	$259,894
Exclude straight-line rent adjustment	(2,670)	—	—	—	(2,670)
Add back equity method depreciation expense	6,857	—	(6,731)	—	126

Adjusted revenues	248,088	38,632	47,207	687	257,350
Operating expenses, including depreciation and amortization for non-Real Estate Groups	143,455	24,104	33,111	749	153,211
Exclude straight-line rent adjustment	(966)	—	—	—	(966)

Adjusted operating expenses	142,489	24,104	33,111	749	152,245
Interest expense	44,652	7,599	14,096	—	51,149
Income tax (benefit) provision	2,618	—	—	(97)	2,521
Minority interest in earnings before depreciation and amortization	6,929	6,929	—	—	—

Total deductions	196,688	38,632	47,207	652	205,915
Add: EBDT from discontinued operations	35	—	—	(35)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$51,435	$—	$—	$—	$51,435

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$51,435	$—	$—	$—	$51,435
Depreciation and amortization — Real Estate Groups	(31,357)	—	—	(57)	(31,414)
Deferred taxes — Real Estate Groups	(6,949)	—	—	(50)	(6,999)
Straight-line rent adjustment	1,704	—	—	—	1,704
Loss on disposition of operating properties and other investments, net of tax	13	—	—	53	66
Discontinued operations, net of tax and minority interest: (a)
Depreciation and amortization	(57)	—	—	57	—
Deferred taxes	(50)	—	—	50	—
Gain on disposition of operating properties	53	—	—	(53)	—

Net earnings	$14,792	$—	$—	$—	$14,792

(a)	The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. Pursuant to the definition of a component of an entity of SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations.

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended April 30, 2002 (in thousands)

	Commercial Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$131,798	$25,953	$25,443	$2,102	$133,390
Exclude straight-line rent adjustment	(1,808)	—	—	(20)	(1,828)
Add back equity method depreciation expense	3,679	—	(3,679)	—	—

Adjusted revenues	133,669	25,953	21,764	2,082	131,562
Operating expenses, including depreciation and amortization for non-Real Estate Groups	71,530	14,515	15,092	729	72,836
Exclude straight-line rent adjustment	(1,139)	—	—	—	(1,139)

Adjusted operating expenses	70,391	14,515	15,092	729	71,697
Interest expense	31,071	7,944	6,672	197	29,996
Exclude early extinguishment of debt (a)	—	—	—	—	—

Adjusted interest expense	31,071	7,944	6,672	197	29,996
Income tax provision (benefit)	2,787	—	—	(26)	2,761
Exclude tax on early extinguishment of debt (a)	—	—	—	—	—

Adjusted income tax provision	2,787	—	—	(26)	2,761
Minority interest in earnings before depreciation and amortization	3,494	3,494	—	—	—

Total deductions	107,743	25,953	21,764	900	104,454
Add: EBDT from discontinued operations	1,182	—	—	(1,182)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$27,108	$—	$—	$—	$27,108

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$37,695	$1,109	$16,147	$747	$53,480
Exclude straight-line rent adjustment	—	—	—	—	—
Add back equity method depreciation expense	2,375	—	(2,256)	—	119

Adjusted revenues	40,070	1,109	13,891	747	53,599
Operating expenses, including depreciation and amortization for non-Real Estate Groups	17,404	900	9,437	561	26,502
Exclude straight-line rent adjustment	—	—	—	—	—

Adjusted operating expenses	17,404	900	9,437	561	26,502
Interest expense	5,546	181	4,454	201	10,020
Exclude early extinguishment of debt (a)	(380)	—	—	—	(380)

Adjusted interest expense	5,166	181	4,454	201	9,640
Income tax provision (benefit)	1,997	—	—	(85)	1,912
Exclude tax on early extinguishment of debt (a)	150	—	—	—	150

Adjusted income tax provision	2,147	—	—	(85)	2,062
Minority interest in earnings before depreciation and amortization	28	28	—	—	—

Total deductions	24,745	1,109	13,891	677	38,204
Add: EBDT from discontinued operations	70	—	—	(70)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$15,395	$—	$—	$—	$15,395

	Land Development Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$15,365	$1,089	$2,992	$—	$17,268
Operating expenses, including depreciation and amortization for non-Real Estate Groups	8,608	625	2,483	—	10,466
Interest expense	64	—	509	—	573
Income tax provision	2,961	—	—	—	2,961
Minority interest in earnings before depreciation and amortization	464	464	—	—	—

Total deductions	12,097	1,089	2,992	—	14,000

Earnings before depreciation, amortization and deferred taxes (EBDT)	$3,268	$—	$—	$—	$3,268

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$26,263	$—	$—	$—	$26,263
Operating expenses, including depreciation and amortization for non-Real Estate Groups	24,442	—	—	—	24,442
Interest expense	636	—	—	—	636
Income tax provision	521	—	—	—	521
Minority interest in earnings before depreciation and amortization	—	—	—	—	—

Total deductions	25,599	—	—	—	25,599

Earnings before depreciation, amortization and deferred taxes (EBDT)	$664	$—	$—	$—	$664

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three
Months Ended April 30, 2002 (in thousands) continued

	Corporate Activities 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$250	$—	$—	$—	$250
Exclude straight-line rent adjustment	—	—	—	—	—
Add back equity method depreciation expense	—	—	—	—	—

Adjusted revenues	250	—	—	—	250
Operating expenses, including depreciation and amortization for non-Real Estate Groups	5,022	—	—	—	5,022
Exclude straight-line rent adjustment	—	—	—	—	—

Adjusted operating expenses	5,022	—	—	—	5,022
Interest expense	5,816	—	—	—	5,816
Exclude early extinguishment of debt (a)	—	—	—	—	—

Adjusted interest expense	5,816	—	—	—	5,816
Income tax (benefit) provision	(4,029)	—	—	—	(4,029)
Exclude tax on early extinguishment of debt (a)	—	—	—	—	—

Adjusted income tax (benefit) provision	(4,029)	—	—	—	(4,029)
Minority interest in earnings before depreciation and amortization	—	—	—	—	—

Total deductions	6,809	—	—	—	6,809
Add: EBDT from discontinued operations	—	—	—	—	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(6,559)	$—	$—	$—	$(6,559)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$211,371	$28,151	$44,582	$2,849	$230,651
Exclude straight-line rent adjustment	(1,808)	—	—	(20)	(1,828)
Add back equity method depreciation expense	6,054	—	(5,935)	—	119

Adjusted revenues	215,617	28,151	38,647	2,829	228,942
Operating expenses, including depreciation and amortization for non-Real Estate Groups	127,006	16,040	27,012	1,290	139,268
Exclude straight-line rent adjustment	(1,139)	—	—	—	(1,139)

Adjusted operating expenses	125,867	16,040	27,012	1,290	138,129
Interest expense	43,133	8,125	11,635	398	47,041
Exclude early extinguishment of debt (a)	(380)	—	—	—	(380)

Adjusted interest expense	42,753	8,125	11,635	398	46,661
Income tax (benefit) provision	4,237	—	—	(111)	4,126
Exclude tax on early extinguishment of debt (a)	150	—	—	—	150

Adjusted income tax (benefit) provision	4,387	—	—	(111)	4,276
Minority interest in earnings before depreciation and amortization	3,986	3,986	—	—	—

Total deductions	176,993	28,151	38,647	1,577	189,066
Add: EBDT from discontinued operations	1,252	—	—	(1,252)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$39,876	$—	$—	$—	$39,876

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$39,876	$—	$—	$—	$39,876
Depreciation and amortization — Real Estate Groups	(27,287)	—	—	(327)	(27,614)
Deferred taxes — Real Estate Groups	(2,496)	—	—	(19)	(2,515)
Straight-line rent adjustment	669	—	—	20	689
Loss on early extinguishment of debt, net of tax (a)	(230)	—	—	—	(230)
Loss on disposition of operating properties and other investments, net of tax	(70)	—	—	—	(70)
Discontinued operations, net of tax and minority interest: (b) Depreciation and amortization	(327)	—	—	327	—
Deferred taxes	(19)	—	—	19	—
Straight-line rent adjustment	20	—	—	(20)	—

Net earnings	$10,136	$—	$—	$—	$10,136

(a)	Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported as interest expense. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

(a)	The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. Pursuant to the definition of a component of an entity of SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At April 30, 2003, the Company had $1,095,617,000 of variable-rate debt outstanding. This is inclusive of the $148,000,000 outstanding under its long-term credit facility. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate nonrecourse financing for its rental properties. Additionally, when the properties’fixed-rate debt matures, the maturing amounts are subject to interest rate risk.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (LIBOR) interest rate caps and swaps as follows.

	Caps		Swaps (1)

Coverage	Amount	Average Rate	Amount	Average Rate

	(dollars in thousands)
05/01/03 - 02/01/04	$983,982	6.59%	$441,869	2.16%
02/01/04 - 02/01/05	489,653	6.54%	305,728	2.68%
02/01/05 - 02/01/06	227,256	7.83%	70,528	4.13%
02/01/06 - 02/01/07	90,953	7.58%	69,183	4.13%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.

The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company’s total fixed-rate debt at April 30, 2003 was $2,310,109,000 compared to an estimated fair value of $2,366,085,000. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $2,468,220,000 at April 30, 2003.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At April 30, 2003, LIBOR interest rate caps and Treasury Options were reported at their fair value of approximately $377,000 in the Consolidated Balance Sheet as Other Assets. The fair value of interest rate swap agreements at April 30, 2003 is an unrealized loss of $6,048,000 and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheet.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

April 30, 2003

	Expected Maturity Date

Long-Term Debt	2003	2004	2005	2006	2007	Thereafter

		(dollars in thousands)
Fixed:
Fixed rate debt	$45,771	$51,233	$125,833	$411,655	$124,625	$1,255,073
Weighted average interest rate	7.07%	7.10%	7.24%	6.59%	7.26%	7.33%
UDAG	4,499	415	10,929	8,106	457	51,113
Weighted average interest rate	3.77%	0.61%	3.87%	0.03%	0.64%	1.79%
Senior & Subordinated Debt (1)	200,000 (2)	—	—	—	—	20,400
Weighted average interest rate	8.50%					8.25%

Total Fixed Rate Debt	250,270	51,648	136,762	419,761	125,082	1,326,586

Variable:
Variable rate debt	410,345	205,094	38,866	5,965	24,821	157,526
Weighted average interest rate
Tax Exempt	16,660	36,340	21,000	—	—	31,000
Weighted average interest rate
Credit Facility (1)	18,750	25,000	25,000	79,250	—	—
Weighted average interest rate

Total Variable Rate Debt	445,755	266,434	84,866	85,215	24,821	188,526

Total Long-Term Debt	$696,025	$318,082	$221,628	$504,976	$149,903	$1,515,112

	Total	Fair Market
	Outstanding	Value
	4/30/03	4/30/03

Fixed:
Fixed rate debt	$2,014,190	$2,085,001
Weighted average interest rate	7.16%
UDAG	75,519	51,219
Weighted average interest rate	2.01%
Senior & Subordinated Debt (1)	220,400	229,865
Weighted average interest rate	8.48%

Total Fixed Rate Debt	2,310,109	2,366,085

Variable:
Variable rate debt	842,617	842,617
Weighted average interest rate	3.98%
Tax Exempt	105,000	105,000
Weighted average interest rate	2.47%
Credit Facility (1)	148,000	148,000
Weighted average interest rate	3.89%

Total Variable Rate Debt	1,095,617	1,095,617

Total Long-Term Debt	$3,405,726	$3,461,702

(1)	Represents recourse debt.

(2)	Original maturity date was 2008. These senior notes will be redeemed in full June 2003 from proceeds of a new $300,000 7.625% senior notes public offering which closed May 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

April 30, 2002

	Expected Maturity Date

Long-Term Debt	2002	2003	2004	2005	2006	Thereafter

		(dollars in thousands)
Fixed:
Fixed rate debt	$63,297	$59,341	$47,267	$131,755	$391,931	$1,164,098
Weighted average interest rate	7.60%	7.21%	7.20%	7.34%	6.64%	7.56%

UDAG	132	2,200	415	10,929	8,106	47,571
Weighted average interest rate	0.02%	3.38%	0.61%	3.87%	0.03%	1.93%

Senior & Subordinated Debt (1)	—	—	—	—	—	220,400
Weighted average interest rate						8.48%

Total Fixed Rate Debt	63,429	61,541	47,682	142,684	400,037	1,432,069

Variable:
Variable rate debt	225,500	296,128	46,606	1,396	1,495	100,820
Weighted average interest rate

Tax Exempt	76,000	660	7,940	—	—	—
Weighted average interest rate

Credit Facility (1)	18,750	25,000	25,000	25,000	36,250	—
Weighted average interest rate

Total Variable Rate Debt	320,250	321,788	79,546	26,396	37,745	100,820

Total Long-Term Debt	$383,679	$383,329	$127,228	$169,080	$437,782	$1,532,889

	Total	Fair Market
	Outstanding	Value
	4/30/02	4/30/02

Fixed:
Fixed rate debt	$1,857,689	$1,890,330
Weighted average interest rate	7.33%

UDAG	69,353	43,346
Weighted average interest rate	2.05%

Senior & Subordinated Debt (1)	220,400	220,418
Weighted average interest rate	8.48%

Total Fixed Rate Debt	2,147,442	2,154,094

Variable:
Variable rate debt	671,945	671,945
Weighted average interest rate	5.05%

Tax Exempt	84,600	84,600
Weighted average interest rate	2.53%

Credit Facility (1)	130,000	130,000
Weighted average interest rate	5.50%

Total Variable Rate Debt	886,545	886,545

Total Long-Term Debt	$3,033,987	$3,040,639

(1)  Represents recourse debt.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

b)	Changes in internal controls. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

Item 4. Submission of Matters to a Vote of Security-Holders

On June 11, 2003, the Company held its annual meeting of shareholders. At that meeting, the shareholders elected four directors by holders of Class A Common Stock and nine directors by holders of Class B Common Stock, each to hold office until the next shareholder meeting and until his or her successor is elected; approved the amendment of the 1994 Stock Option Plan to increase the number of shares to be issued; and ratified PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending January 31, 2004.

It was reported that 32,466,657 shares of Class A Common Stock representing 32,466,657 votes and 13,438,335 shares of Class B Common Stock representing 134,383,350 votes were represented in person and by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:

				Abstentions
				and/or
				Broker
		For	Against	Non-votes

(1)	Election of the following nominated directors by Class A shareholders
		31,680,447		786,210
	Michael P. Esposito, Jr.
	Joan K. Shafran
	Louis Stokes
	Stan Ross

(2)	Election of the following nominated directors by Class B shareholders
		134,267,930		115,410
	Albert B. Ratner
	Samuel H. Miller
	Charles A. Ratner
	James A. Ratner
	Jerry V. Jarrett
	Ronald A. Ratner
	Scott S. Cowen
	Brian J. Ratner
	Deborah Ratner Salzberg

(3)	Approval of the amendment of the 1994 Stock Option Plan to increase the number of shares to be issued to 5,875,000
		146,209,989	7,565,557	24,137

(4)	Ratification of independent auditors PricewaterhouseCoopers LLP
		166,515,966	300,969	33,072

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Form of Senior Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

4.4	-	7.625% Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1-4372).

4.5	-	Form of 7.625% Senior Notes due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.16	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.17	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

+10.18	-	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

+10.19	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

+10.20	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.22	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.23	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

10.26	-	intentionally omitted.

10.27	-	intentionally omitted.

Exhibit
Number		Description of Document

+10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.29	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.30	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.31	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.32	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.33	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.34	-	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.35	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.36	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

Exhibit
Number		Description of Document

10.37	-	Credit Agreement, dated as of March 5, 2002, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 5, 2002 (File No. 1-4372).

10.38	-	Guaranty of Payment of Debt, dated as of March 5, 2002, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated March 5, 2002 (File No 1-4372).

+10.39	-	Form of Restricted Stock Agreement between Forest City Enterprises,Inc. and the grantee, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended January 31, 2003 (File No. 1-4372).

*10.40	-	First Amendment to Credit Agreement, dated as of May 9, 2003, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent.

*10.41	-	First Amendment to Guaranty of Payment of Debt, dated as of May 9, 2003, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent.

+10.42	-	1994 Stock Option Plan, as Amended, incorporated by reference to Exhibit A to the Forest City Enterprises, Inc. Proxy Statement for its Annual Meeting of Shareholders held on June 11, 2003.

*99.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement.

*	Filed herewith.

b.	Reports on Form 8-K.

On February 5, 2003, the Company filed a current report on Form 8-K to report that, on February 5, 2003, the Company sent a notice to its directors and executive officers informing them that the Forest City Savings Plan and Trust (the “401(k) Plan”) is changing its administrator and that, as a result of that change, there was a blackout period from February 20, 2003 through March 31, 2003. (This blackout period was lifted on March 17, 2003)

On April 10, 2003, the Company furnished a current report on Form 8-K dated April 10, 2003 to report that in connection with the filing of Form 10-K for the year ended January 31, 2003, the Chief Executive Officer and the Chief Financial Officer of the Company furnished certifications to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date June 12, 2003	/S/ THOMAS G. SMITH Thomas G. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date June 12, 2003	/S/ LINDA M. KANE Linda M. Kane Senior Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATION

I, Charles A. Ratner, certify that:

(1)	I have reviewed this quarterly report for the three months ended April 30, 2003 on Form 10-Q of Forest City Enterprises, Inc. (“Registrant”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

(5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant's board of directors (or persons fulfilling the equivalent function):

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

(6)	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

/s/ CHARLES A. RATNER Name: Charles A. Ratner Title: President and Chief Executive Officer

CERTIFICATION

I, Thomas G. Smith, certify that:

(1)	I have reviewed this quarterly report for the three months ended April 30, 2003 on Form 10-Q of Forest City Enterprises, Inc. (“Registrant”);

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4)	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

(5)	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant's board of directors (or persons fulfilling the equivalent function):

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

(6)	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

/s/ THOMAS G. SMITH Name: Thomas G. Smith Title: Executive Vice President, Chief Financial Officer and Secretary