Form 10-Q
period 2003-07-31
FOREST CITY ENTERPRISES INC
filed 2003-09-12
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X   NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 2, 2003

Class A Common Stock, $.33 1/3 par value	36,159,049 shares

Class B Common Stock, $.33 1/3 par value	13,778,392 shares

THIS PAGE INTENTIONALLY LEFT BLANK

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk
EX-31.1 Principal Exec Officer's Certification 302
EX-31.2 Principal Finan. Officer's Cert. 302
EX-32.1 Section 906 Certification

FOREST CITY ENTERPRISES, INC.

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets — July 31, 2003 (Unaudited) and January 31, 2003	2

Consolidated Statements of Earnings (Unaudited) — Three and Six Months Ended July 31, 2003 and 2002	3

Consolidated Statements of Comprehensive Income (Unaudited) — Six Months Ended July 31, 2003 and 2002	4

Consolidated Statements of Shareholders’ Equity (Unaudited) — Six Months Ended July 31, 2003 and 2002	4

Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended July 31, 2003 and 2002	5-6

Notes to Consolidated Financial Statements (Unaudited)	7-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-57

Item 3. Quantitative and Qualitative Disclosures about Market Risk	58-60

Item 4. Controls and Procedures	61

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	61

Item 4. Submission of Matters to a Vote of Security-Holders	62

Item 6. Exhibits and Reports on Form 8-K	63-69

Signatures	70

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	July 31, 2003	January 31, 2003

	(Unaudited)
	(in thousands)
Assets
Real Estate
Completed rental properties	$4,094,085	$3,866,625
Projects under development	524,374	572,476
Land held for development or sale	48,748	35,036

Total Real Estate	4,667,207	4,474,137
Less accumulated depreciation	(658,173)	(615,653)

Real Estate, net	4,009,034	3,858,484
Cash and equivalents	136,496	122,356
Restricted cash	137,290	127,046
Notes and accounts receivable, net	319,664	286,652
Inventories	34,356	38,638
Investments in and advances to real estate affiliates	499,086	489,205
Other assets	171,041	154,828

Total Assets	$5,306,967	$5,077,209

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$3,194,934	$3,016,107
Notes payable	89,538	79,484
Long-term credit facility	83,750	135,250
Senior and subordinated debt	320,400	220,400
Accounts payable and accrued expenses	551,303	585,042
Deferred income taxes	267,229	255,888

Total Liabilities	4,507,154	4,292,171
Minority interest	73,950	79,066

Commitments and Contingencies
Company-Obligated Trust Preferred Securities	—	—
Shareholders’ Equity
Preferred stock — without par value 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 36,180,286 and 35,678,086 shares issued, 36,136,146 and 35,525,067 outstanding, respectively	12,060	11,892
Class B, convertible, 36,000,000 shares authorized; 14,045,542 and 14,547,742 shares issued, 13,778,392 and 14,130,592 outstanding, respectively	4,682	4,850

	16,742	16,742
Additional paid-in capital	233,617	232,029
Retained earnings	484,270	470,348

	734,629	719,119
Less treasury stock, at cost; 44,140 Class A and 267,150 Class B shares and 153,019 Class A and 417,150 Class B shares, respectively	(2,284)	(4,425)
Accumulated other comprehensive loss	(6,482)	(8,722)

Total Shareholders’ Equity	725,863	705,972

Total Liabilities and Shareholders’ Equity	$5,306,967	$5,077,209

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	2003	2002	2003	2002

	(in thousands, except per share data)
Revenues
Rental properties	$213,285	$203,067	$427,442	$377,981
Lumber trading	26,980	23,337	46,881	49,600
Equity in earnings of unconsolidated real estate entities	11,827	10,564	21,670	20,758

	252,092	236,968	495,993	448,339

Expenses
Operating expenses	142,445	142,023	284,972	267,975
Interest expense	47,740	45,382	92,392	88,135
Loss on early extinguishment of debt	10,718	—	10,718	380
Provision for decline in real estate	2,728	—	2,728	—
Depreciation and amortization	30,941	27,740	60,758	54,368
Loss on disposition of other investments	453	—	431	116

	235,025	215,145	451,999	410,974

Earnings before income taxes	17,067	21,823	43,994	37,365

Income tax expense
Current	1,140	3,877	3,962	8,388
Deferred	4,765	3,145	11,519	5,321

	5,905	7,022	15,481	13,709

Earnings before minority interest and discontinued operations	11,162	14,801	28,513	23,656
Minority interest	(4,559)	(2,209)	(7,099)	(1,854)

Earnings from continuing operations	6,603	12,592	21,414	21,802
Discontinued operations, net of tax and minority interest
Earnings (loss) from operations	—	91	(72)	1,017
Gain on disposition of operating properties	—	—	53	—

	—	91	(19)	1,017

Net earnings	$6,603	$12,683	$21,395	$22,819

Basic earnings per common share
Earnings from continuing operations	$0.13	$0.26	$0.43	$0.44
Earnings from discontinued operations, net of tax and minority interest	—	—	—	0.02

Net earnings	$0.13	$0.26	$0.43	$0.46

Diluted earnings per common share
Earnings from continuing operations	$0.13	$0.25	$0.42	$0.43
Earnings from discontinued operations, net of tax and minority interest	—	—	—	0.02

Net earnings	$0.13	$0.25	$0.42	$0.45

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended July 31,

	2003	2002

	(in thousands)
Net earnings	$21,395	$22,819

Other comprehensive income, net of tax:
Unrealized gains (losses) on investments in securities:
Unrealized gain (loss) on securities	339	(627)
Unrealized derivative gains:
Change in unrealized gains and losses on interest rate contracts, net of minority interest	1,901	926

Other comprehensive income, net of tax	2,240	299

Comprehensive income	$23,635	$23,118

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock

	Class A		Class B		Additional		Treasury Stock		Accumulated Other
					Paid-In	Retained			Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

	(in thousands)
Six Months Ended July 31, 2003
Balances at January 31, 2003	35,678	$11,892	14,548	$4,850	$232,029	$470,348	570	$(4,425)	$(8,722)	$705,972
Net earnings						21,395				21,395
Other comprehensive income, net of tax									2,240	2,240
Dividends $.15 per share						(7,473)				(7,473)
Conversion of Class B to Class A shares	502	168	(502)	(168)						—
Exercise of stock options					1,361		(146)	1,128		2,489
Income tax benefit from stock option exercises					661					661
Restricted stock issued					(1,013)		(113)	1,013		—
Amortization of unearned compensation					579					579

Balances at July 31, 2003	36,180	$12,060	14,046	$4,682	$233,617	$484,270	311	$(2,284)	$(6,482)	$725,863

Six Months Ended July 31, 2002
Balances at January 31, 2002	35,101	$11,700	15,125	$5,042	$228,263	$432,939	762	$(6,140)	$(9,291)	$662,513
Net earnings						22,819				22,819
Other comprehensive income, net of tax									299	299
Dividends $.11 per share						(5,464)				(5,464)
Conversion of Class B to Class A shares	526	176	(526)	(176)						—
Exercise of stock options					1,389		(184)	1,644		3,033
Income tax benefit from stock option exercises					1,412					1,412
Amortization of unearned compensation					546					546

Balances at July 31, 2002	35,627	$11,876	14,599	$4,866	$231,610	$450,294	578	$(4,496)	$(8,992)	$685,158

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,

	2003	2002

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$417,878	$394,964
Cash distributions from unconsolidated entities	9,688	9,559
Proceeds from land sales	22,471	37,106
Land development expenditures	(39,893)	(25,932)
Operating expenditures	(283,912)	(271,980)
Interest paid	(91,829)	(85,459)

Net cash provided by operating activities	34,403	58,258

Cash Flows from Investing Activities
Capital expenditures	(212,037)	(323,910)
Proceeds from disposition of other investments	54	—
Changes in investments in and advances to real estate affiliates	2,419	(20,212)

Net cash used in investing activities	(209,564)	(344,122)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	300,000	—
Retirement of senior notes	(208,500)	—
Payment of senior notes issuance costs	(8,092)	—
Increase in nonrecourse mortgage debt	491,674	223,565
Increase in long-term credit facility	34,000	192,000
Principal payments on nonrecourse mortgage debt	(299,681)	(41,526)
Payments on long-term credit facility	(85,500)	(84,250)
Increase in notes payable	23,212	11,807
Payments on notes payable	(13,158)	(9,706)
Change in restricted cash and book overdrafts	(22,169)	(20,513)
Payment of deferred financing costs	(6,571)	(5,501)
Exercise of stock options	2,489	3,033
Dividends paid to shareholders	(5,970)	(4,954)
(Decrease) increase in minority interest	(12,433)	5,065

Net cash provided by financing activities	189,301	269,020

Net increase (decrease) in cash and equivalents	14,140	(16,844)
Cash and equivalents at beginning of period	122,356	50,054

Cash and equivalents at end of period	$136,496	$33,210

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended July 31,

	2003	2002

	(in thousands)
Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$21,395	$22,819
Discontinued operations:
Minority interest	218	(152)
Depreciation	—	764
Amortization	106	52
Gain on disposition of operating properties	(411)	—
Minority interest	7,099	1,854
Depreciation	50,149	45,607
Amortization	10,609	8,761
Equity in earnings of unconsolidated entities	(21,670)	(20,758)
Cash distributions from unconsolidated entities	9,688	9,559
Deferred income taxes	9,875	2,669
Loss on disposition of other investments	431	116
Provision for decline in real estate	2,728	—
Early extinguishment of debt	10,718	380
(Increase) decrease in land included in projects under development	(787)	1,872
Decrease in land included in completed rental properties	—	220
Increase in land held for development or sale	(13,712)	(8,343)
(Increase) decrease in notes and accounts receivable	(32,906)	2,723
Decrease in inventories	4,282	660
Increase in other assets	(4,308)	(7,509)
Decrease in accounts payable and accrued expenses	(19,101)	(3,036)

Net cash provided by operating activities	$34,403	$58,258

Supplemental Non-Cash Disclosures:
The schedule below represents the effect of the following non-cash transactions for the six months ended July 31:
2003 • Increase in interest in Station Square Freight House Disposition of interest in Trowbridge
2002 • None
Operating Activities
Notes and accounts receivable	$(106)	$—
Other assets	(1,705)	—
Accounts payable and accrued expenses	4,111	—

Total effect on operating activities	$2,300	$—

Investing Activities
Disposition of completed rental properties	$11,014	$—

Financing Activities
Repayment of mortgage debt, nonrecourse	$(13,314)	$—

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.	Accounting Policies

Basis of Presentation

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2003. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

The Company uses the pro-rata method of consolidation to analyze its properties as the pro-rata method of consolidation provides operating data at the Company’s ownership share. The pro-rata method of consolidation is not a method of consolidation acceptable under GAAP. Thus, all information the Company has historically provided under pro-rata consolidation has been removed from the Company’s financial statements and related footnotes. This information is now provided in the Company’s Management Discussion and Analysis on pages 36-44 of this filing.

Accounting for Derivative Instruments and Hedging Activities

During the three and six months ended July 31, 2003, the Company recorded approximately $434,000 and $540,000, respectively, as interest expense in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. During the three and six months ended July 31, 2002, the Company recorded approximately $15,000 and $185,000, respectively, as an increase of interest expense due to the ineffective portion of its cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material. The amount of net derivative losses reclassified into earnings from other comprehensive income as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $-0- for the three and six months ended July 31, 2003, and was $-0- and $680,000, for the three and six months ended July 31, 2002, respectively. As of July 31, 2003, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated other comprehensive income into earnings as interest expense associated with the effectiveness of cash flow hedges of approximately $2,121,000, net of tax.

At July 31 and January 31, 2003, LIBOR interest rate caps and Treasury options were reported at their fair value of approximately $729,000 and $753,000 respectively, in the Consolidated Balance Sheets as Other Assets. The fair value of interest rate swap agreements at July 31 and January 31, 2003 is an unrealized loss of approximately $2,043,000 and $4,340,000, respectively, and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

Stock-Based Compensation

During the six months ended July 31, 2003, the Company granted 661,900 Class A fixed stock options to key employees and nonemployee members of the Board of Directors. The options have a term of 10 years, vest 25% after two years, 50% after three years and 100% after four years and, have a weighted average exercise price of $31.03. The exercise price of the options granted was equal to the market price of the underlying stock on the date of grant resulting in no intrinsic value and no compensation expense under APBO No. 25.

The Company also granted 112,500 shares of restricted Class A common stock to key employees. The restricted shares were awarded out of treasury stock, having a cost basis of $1,012,500, with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. The market value on the date of grant of $3,487,500 was recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation of this award along with previously issued restricted stock is reported as an offset of Additional Paid-In Capital in the accompanying consolidated financial statements. At July 31, 2003, the unamortized unearned compensation relating to all restricted stock amounted to $5,535,663.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.	Accounting Policies

Stock-Based Compensation (continued)

Stock based compensation costs, net of tax, relating to restricted stock awards were charged to net earnings in the amount of $207,000 and $111,000, respectively, during the three months ended July 31, 2003 and 2002, and $350,000 and $311,000, respectively, during the six months ended July 31, 2003 and 2002. While these amounts were computed under APBO No. 25, they are equal to the fair value based amounts as computed under SFAS No. 123 “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on net earnings per share if the Company had also applied the fair value recognition provisions of SFAS No. 123 to stock options.

	Three months ended July 31,		Six months ended July 31,

	2003	2002	2003	2002

Net earnings (in thousands)
As reported	$6,603	$12,683	$21,395	$22,819
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of related tax effect	(906)	(644)	(1,547)	(1,288)

Pro forma	$5,697	$12,039	$19,848	$21,531

Basic earnings per share
As reported	$.13	$.26	$.43	$.46
Pro forma	$.11	$.24	$.40	$.43
Diluted earnings per share
As reported	$.13	$.25	$.42	$.45
Pro forma	$.11	$.24	$.39	$.43

New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation is effective for the Company for the fiscal year ended January 31, 2004. The new requirements for quarterly disclosure was effective for the quarter ended April 30, 2003. The Company will continue to apply APBO No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation and does not expect SFAS No. 148 to have a material impact on the Company’s financial position, results of operations or cash flows.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.     Accounting Policies

New Accounting Standards (continued)

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this interpretation became effective upon issuance. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first year or interim period beginning after June 15, 2003. The Company is in the process of assessing the impact of this interpretation and believes it is reasonably possible the Company is the primary beneficiary of many of these equity method investments and will be required to fully consolidate these investments as variable interest entities beginning in the quarter ending October 31, 2003. These entities’ assets and liabilities will be included on the Company’s Consolidated Balance Sheet. The Company has not yet determined the impact on the Company’s financial position, results of operations or cash flows related to the implementation of this new standard. The financial position and results of operations for the Company’s equity method investments are presented in Note J — Investments In and Advances to Affiliates on page 16 of this Form 10-Q.

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

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability, many of these instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective August 1, 2003 for the Company. As currently written and interpreted, for many of its non-wholly owned entities that are consolidated into the accounts of the Company, SFAS No. 150 requires that the Company reflect the Capital accounts of its minority partners involved in certain finite life entities (including most, if not all, limited partnerships and limited liability companies) as a liability. Furthermore SFAS No. 150 requires that the liability be recognized at fair value with an offsetting adjustment to earnings. Although the Company is currently evaluating and assessing the impact of SFAS No. 150, as currently written and interpreted, it is expected to have a material impact on the Company’s financial position and results of operations.

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

For the six months ended July 31, 2003, Trowbridge, a supported-living community located in Southfield, Michigan, was included in discontinued operations. Trowbridge has 305 units and its deed was accepted by its lender in lieu of foreclosure in April of 2003. Trowbridge was previously included in the Residential Group. For the three months ended July 31, 2003, the Company had no properties reported as discontinued operations.

For the three and six months ended July 31, 2002, three properties were included in discontinued operations: Bay Street, Courtland Center and Trowbridge. Bay Street, a 16,000 square foot retail center located in Staten Island, New York, was sold in the fourth quarter of fiscal 2002. Courtland Center, a 458,000 square foot retail center located in Flint, Michigan, was also sold during the fourth quarter of fiscal 2002. Bay Street and Courtland Center were both previously included in the Commercial Group.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B.     Discontinued Operations (continued)

The assets and liabilities relating to assets held for sale and operating results relating to assets sold and assets held for sale are as follows.

	July 31,	January 31,

	2003	2003

	(in thousands)
Assets
Real estate, net	$—	$20,004
Other assets	—	1,021

	$—	$21,025

Liabilities
Mortgage debt, nonrecourse	$—	$20,822
Other liabilities	—	574

	$—	$21,396

	Three Months Ended July 31,		Six Months Ended July 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Revenues	$—	$2,937	$1,289	$6,497

Expenses
Operating expenses	—	1,983	1,407	3,779
Interest expense	—	617	—	1,201
Depreciation and amortization	—	408	106	817

	—	3,008	1,513	5,797

Gain on disposition of operating properties	—	—	411	—

(Loss) earnings before income taxes	—	(71)	187	700
Income tax expense (benefit)
Current	—	(91)	1,632	2,363
Deferred	—	19	(1,644)	(2,528)

	—	(72)	(12)	(165)

Earnings before income taxes	—	1	199	865
Minority interest	—	90	(218)	152

Net earnings (loss) from discontinued operations	$—	$91	$(19)	$1,017

The following table summarizes the gain (loss) on disposition of operating properties for the three and six months ended July 31, 2003 and 2002.

	Three Months Ended July 31,		Six Months Ended July 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Discontinued operations				—
Trowbridge	—	—	$538	—
Other	—	—	(127)	—

Total	$—	$—	$411	$—

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

C.     Senior Notes

On May 19, 2003, the Company issued $300,000,000 of its 7.625% senior notes due June 1, 2015 in a public offering under its shelf registration statement. Accrued interest is payable semi-annually beginning on December 1, 2003. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remainder of the proceeds were used for offering costs of $8,092,000, to repay $73,000,000 outstanding under the revolving portion of the long-term credit facility and for general working capital purposes. The new 7.625% senior notes contain covenants comparable to the previously outstanding 8.5% senior notes. The Company currently has $542,180,000 available under its shelf registration.

D.     Provision for Decline in Real Estate

The following table summarizes the Company’s Provision for Decline in Real Estate for the three and six months ended July 31, 2003. The provision represents the adjustment to fair market value of land held by the Residential Group and a retail center held by the Commercial Group. The Company had no amounts recorded for Provision for Decline in Real Estate for the three and six months ended July 31, 2002.

			Three and Six Months
			Ended July 31, 2003

			(in thousands)
Leggs Hill	Land	Salem, MA	$1,624
Hunting Park	Retail Center	Philadelphia, PA	1,104

Total			$2,728

E.     Reclassification

Certain items in the consolidated financial statements for 2002 have been reclassified to conform to the 2003 presentation (see Note G).

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

F.     Loss on Early Extinguishment of Debt

The Company adopted the provisions of SFAS No. 145, “Recision of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145), which requires gains or losses from early extinguishment of debt to be classified in operating income or loss. The Company previously recorded gains or losses from early extinguishment of debt as extraordinary items, net of tax, in its Statement of Earnings. For the three and six months ended July 31, 2003, the Company has recorded $10,718,000 as Loss on Early Extinguishment of Debt. This amount is primarily the result of the payment in full of the Company’s $200,000,000 8.5% senior notes due in 2008 at a premium of 104.25% for a loss on extinguishment of $8,500,000 for redemption premium and approximately $3,000,000 related to the write-off of unamortized debt issue costs. These changes were offset, in part, by gains on early extinguishment of debt of approximately $800,000 on several residential properties. For the six months ended July 31, 2002, the Company reclassified $380,000 ($230,000, net of tax) of early extinguishment of debt from extraordinary loss to Loss on Early Extinguishment of Debt to conform to the new guidance. There were no amounts reclassified for early extinguishment of debt for the three months ended July 31, 2002.

G.     Dividends

The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share

March 12, 2003	June 2, 2003	June 16, 2003	$.06
June 11, 2003	September 2, 2003	September 15, 2003	$.09
September 10, 2003*	December 1, 2003	December 15, 2003	$.09

*	Since this dividend was declared after July 31, 2003 it is not reflected in the consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

H.     Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for “earnings from continuing operations.”

		Weighted
	Earnings From	Average Common	Per
	Continuing Operations	Shares Outstanding	Common
	(Numerator)	(Denominator)	Share

	(in thousands)
Three Months Ended
July 31, 2003:
Basic EPS	$6,603	49,853,143	$0.13
Effect of dilutive securities — stock options	—	712,210	—

Diluted EPS	$6,603	50,565,353	$0.13

July 31, 2002:
Basic EPS	$12,592	49,620,200	$0.26
Effect of dilutive securities — stock options	—	599,245	(0.01)

Diluted EPS	$12,592	50,219,445	$0.25

Six Months Ended
July 31, 2003:
Basic EPS	$21,414	49,793,928	$0.43
Effect of dilutive securities — stock options	—	613,826	(0.01)

Diluted EPS	$21,414	50,407,754	$0.42

July 31, 2002:
Basic EPS	$21,802	49,565,727	$0.44
Effect of dilutive securities — stock options	—	644,282	(0.01)

Diluted EPS	$21,802	50,210,009	$0.43

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

I.     Reduction of Reserves On Notes Receivable and Recognition of Contingent Interest Income

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

During the years ended January 31, 2003 and 2002, 20 of these properties completed a series of events that led to the reduction of a portion of these reserves. The first event was the modification or expiration of the Government contracts that now allow for market rate apartment rentals, which provide a significant increase in expected future cash flows. This, in turn, increased the appraised values of these properties and in some instances, resulted in a settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest. As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest is now probable. For the three and six months ended July 31, 2003, reductions of $-0- and $230,000, and reductions for the three and six months ended July 31, 2002 of $800,000 and $3,850,000, respectively, are included in revenue in the Consolidated Statements of Earnings. The Company will continue to review the level of reserves against these notes receivable in relation to events that could change expected future cash flows from these properties.

In addition, during the three and six months ended July 31, 2003, the Company recognized $5,300,000 in contingent interest income on an unreserved participating note receivable from the limited partners of one of these 20 properties.

Millender Center — The Company owns a 4% interest in Millender Center (the “Project”), a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan, and loaned $14,775,000 to the 99% limited partners in 1985, as evidenced by a note. A full reserve against the note and accrued interest was recorded in 1995 when the Company determined that collection was doubtful due to the operating performance of the Project at that time.

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

During the three and six months ended July 31, 2003 the Company reduced $-0- and $5,633,000, respectively, of the reserve recorded against interest receivable from Millender Center. During the three and six months ended July 31, 2002 the Company reduced $690,000 of the reserve recorded against Millender Center. The reduction of this reserve was primarily the result of increased cash flow projections due to the extension of the Project’s tax advantaged bonds. The recorded balance of the note was $20,917,000 and $16,332,000 at July 31, 2003 and 2002, respectively. As of July 31, 2003, a $5,382,000 reserve against the principal portion of this note remains.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

J.     Investments in and Advances to Real Estate Affiliates

Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments in entities which the Company does not control and which are accounted for on the equity method. Summarized combined financial information for these investments, is as follows.

	July 31,	January 31,
	2003	2003

	(in thousands)
Balance Sheet:
Completed rental properties	$2,510,357	$2,384,920
Projects under development	257,377	307,566
Land held for development or sale	88,433	85,663
Accumulated depreciation	(510,951)	(484,845)
Other assets	272,747	278,024

Total Assets	$2,617,963	$2,571,328

Mortgage debt, nonrecourse	$2,275,935	$2,226,384
Advances from general partner	18,355	18,355
Other liabilities	171,336	166,286
Partners’ equity	152,337	160,303

Total Liabilities and Partners’ Equity	$2,617,963	$2,571,328

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

	(in thousands)
Operations:
Revenues	$151,905	$121,335	$293,730	$247,949
Operating expenses	(81,456)	(63,251)	(158,708)	(129,272)
Interest expense	(35,240)	(29,984)	(69,774)	(59,353)
Depreciation and amortization	(19,675)	(16,141)	(38,043)	(32,046)

Net Earnings	$15,534	$11,959	$27,205	$27,278

Company’s Portion of Net Earnings (Pre-tax)	$11,824	$10,564	$21,670	$20,758

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	July 31,	January 31,
	2003	2003

	(in thousands)
Partners’ equity, as above	$152,337	$160,303
Equity of other partners	10,211	30,178

Company’s investment in partnerships	142,126	130,125
Advances to partnerships, as above	18,355	18,355
Advances to other real estate affiliates	338,605	340,725

Investments in and Advances to Real Estate Affiliates	$499,086	$489,205

As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions for the development and construction of real estate projects. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to four executive officers of the Company. At July 31, 2003 and January 31, 2003, amounts advanced in the normal course of business for development and construction of real estate projects on behalf of this partner collateralized by this partnership interest were $93,375,000 and $98,264,000, respectively, of the $338,605,000 and $340,725,000 presented above for “Advances to other real estate affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

K.     Segment Information

The following tables summarize financial data for the Commercial, Residential, Land Development and Lumber Trading Groups and Corporate. All amounts, including footnotes, are presented in thousands.

			Three Months		Six Months
			Ended July 31,		Ended July 31,
	July 31,	January 31,
	2003	2003	2003	2002	2003	2002

	Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group	$3,819,759	$3,628,251	$89,241	$99,198	$151,581	$210,163
Residential Group	1,026,605	990,192	13,102	76,049	50,170	124,557
Land Development Group	228,166	193,899	26,368	3,025	32,725	11,743
Lumber Trading Group	155,643	149,236	790	405	850	688
Corporate	76,794	115,631	550	306	633	503

	$5,306,967	$5,077,209	$130,051	$178,983	$235,959	$347,654

	Three Months		Six Months		Three Months		Six Months
	Ended July 31,		Ended July 31,		Ended July 31,		Ended July 31,

	2003	2002	2003	2002	2003	2002	2003	2002

	Revenues				Interest Expense

Commercial Group	$160,415	$146,132	$323,829	$277,930	$32,207	$31,742	$62,954	$62,813
Residential Group	48,465	38,613	95,394	76,308	6,113	5,904	13,217	11,070
Land Development Group	16,060	28,667	29,589	44,032	978	345	1,427	409
Lumber Trading Group (1)	26,980	23,337	46,881	49,600	768	759	1,419	1,395
Corporate	172	219	300	469	7,674	6,632	13,375	12,448

	$252,092	$236,968	$495,993	$448,339	$47,740	$45,382	$92,392	$88,135

	Depreciation and Amortization				Earnings Before Income Taxes (2)

Commercial Group	$25,012	$22,763	$48,161	$44,483	$23,181		$13,354	$42,596		$20,831
Residential Group	4,916	4,014	10,635	7,740	11,895		8,647	25,554		19,667
Land Development Group	61	(54)	120	101	7,830		12,416	12,933		18,980
Lumber Trading Group (1)	463	533	928	1,068	1,063		(1,105)	579		81
Corporate	489	484	914	976	(26,449	)(6)	(11,489)	(37,237	)(6)	(22,078)
Loss on disposition of other investments	—	—	—	—	(453)		—	(431)		(116)

	$30,941	$27,740	$60,758	$54,368	$17,067		$21,823	$43,994		$37,365

	Earnings Before Depreciation, Amortization
	and Deferred Taxes (EBDT) (3)

Commercial Group	$42,052	$31,912	$80,238	$57,838
Residential Group	18,164	13,055	37,725	28,380
Land Development Group	6,337	5,538	8,896	8,806
Lumber Trading Group	436	(723)	88	(59)
Corporate	(16,739)	(6,615)	(25,297)	(13,174)
Discontinued Operations	—	430	35	1,682

Consolidated EBDT	50,250	43,597	101,685	83,473
Reconciliation of EBDT to net earnings: (5)
Depreciation and amortization — Real Estate Groups	(32,825)	(28,309)	(64,182)	(55,596)
Deferred taxes — Real Estate Groups	(9,926)	(2,700)	(16,875)	(5,196)
Straight-line rent adjustment	827	435	2,531	1,104
Provision for decline in real estate	(1,449)	—	(1,449)	—
Early extinguishment of debt, net of tax (3)	—	—	—	(230)
Loss on disposition of operating properties and other investments, net of tax	(274)	—	(261)	(70)
Discontinued operations not included in EBDT, net of tax and minority interest (4)
Depreciation and amortization	—	(328)	(57)	(655)
Deferred taxes	—	(19)	(50)	(38)
Straight-line rent adjustment	—	7	—	27
Loss on disposition of operating properties	—	—	53	—

Net earnings	$6,603	$12,683	$21,395	$22,819

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended July 31, 2003 and 2002 were $651,720 and $648,653, respectively. Sales invoiced for the six months ended July 31, 2003 and 2002 were $1,185,791 and $1,337,549, respectively.

(2)	See Consolidated Statements of Earnings on page 3 for reconciliation of Earnings Before Income Tax (“EBIT”) to Net Earnings.

(3)	Early extinguishment of debt, which was formerly reported as an extraordinary item, is now recorded as an operating expense. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

(4)	See Note B — Discontinued Operations on Pages 10 and 11 for more information.

(5)	See Page 47 through 57 of this filing for additional information regarding the reconciliation of EBDT to Net Earnings.

(6)	See Note F - loss on Early Extinguishment of Debt on page 13.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended January 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company principally engages in the ownership, development, management and acquisition of commercial and residential real estate throughout the United States. The Company consists of four Strategic Business Units. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and Canadian provinces. The Company has more than $5.3 billion of assets in 21 states and the District of Columbia. Core markets include New York City, Denver, Boston, Washington D.C. and California. The Corporate headquarters of the Company is in Cleveland, Ohio.

RESULTS OF OPERATIONS

The Company reports its results of operations by each of its four strategic business units as it believes it provides the most meaningful understanding of the Company’s financial performance.

Net Earnings - Net Earnings for the Company for the three months ended July 31, 2003 were $6,603,000 versus $12,683,000 for the three months ended July 31, 2002. Net Earnings for the Company for the six months ended July 31, 2003 were $21,395,000 versus $22,819,000 for the six months ended July 31, 2002. The fluctuation is primarily attributable to increased costs associated with the redemption of the Company’s $200,000,000 8.5% senior notes in June 2003.

EBDT - The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles (GAAP) and may not be directly comparable to similarly-titled measures reported by other companies. The Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results. EBDT is important to investors because it provides another method for the investor to measure the Company’s long term operating performance as net earnings can vary from year to year due to property dispositions, acquisitions and other factors that have a short term impact. EBDT is defined and discussed in detail under “Results of Operations — EBDT.” The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. In addition, EBDT is reconciled to net earnings, the most comparable financial measure calculated in accordance with GAAP on page 47.

EBDT is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization (including amortiation of mortgage procurement costs) and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). Early extinguishment of debt is now reported in operating earnings instead of extraordinary items. However, early extinguishment of debt is excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt is included in EBDT.

The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred taxes from real estate operations, the result of timing differences of certain net expense items deducted in a future year for Federal income tax purposes, are excluded until the year in which they are reflected in the Company's current tax provision. The provision for decline in real estate is excluded from EBDT because it varies from year to year based on factors unrelated to the Company’s overall financial performance and is related to the ultimate gain or loss on dispositions of operating properties. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies. See the reconciliation of EBDT to net earnings on page 47 of this filing.

The Company’s EBDT for the three months ended July 31, 2003 grew by 15.3% to $50,250,000 from $43,597,000. The Company’s EBDT for the six months ended July 31, 2003 grew by 21.8% to $101,685,000 from $83,473,000 This increase over the prior year is primarily attributable to new property EBDT generated from 24 project openings and acquisitions that occurred during 2002 and the addition of six residential communities and two office buildings during the six months ended July 31, 2003. In addition, the Company also experienced increased land sales in the Commercial and Residential Groups, lower abandoned development project write-offs and an increase in non-recurring interest income in a participating note receivable. These increases were partially offset by a loss on early extinguishment of the Company’s $200,000,000 8.5% senior notes due 2008.

Pro-rata Consolidation - The Company presents certain financial amounts under the pro-rata consolidation method (a non-GAAP measure) as management believes that it more accurately reflects the manner in which it operates its business. This is important to investors because in line with industry practice, the Company has made a large number of investments in which its economic ownership is less than 100% as a means of sharing risk. The Company publicly discloses and discusses its performance using this method of consolidation to compliment its GAAP disclosures. The information in the tables on pages 38-46 present amounts for both full consolidation and pro-rata consolidation, providing a reconciliation of the difference between the two methods. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100 percent if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control.

The information in the section entitled “Summary of Earnings before Depreciation, Amortization and Deferred Taxes” on pages 47 – 57 at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents amounts for both full consolidation and pro-rata consolidation, providing a reconciliation of the difference between the two methods, as well as a reconciliation from EBDT to net earnings.

Net Operating Income from Real Estate Groups - Net Operating Income (“NOI”) is defined as Revenues less Operating Expenses. Under the full consolidation method, which is in accordance with GAAP, NOI from the combined Commercial Group and Residential Group (“Real Estate Groups”) for the three months ended July 31, 2003 was $112,084,000 compared to $92,208,000 for the three months ended July 31, 2002, a 21.6% increase and for the six months ended July 31, 2003 was $217,030,000 compared to $178,152,000 for the six months ended July 31, 2002, a 21.8% increase. The change in each component of NOI is discussed under each operating segment below.

Under the pro-rata consolidation method, NOI from the Real Estate Groups for the three months ended July 31, 2003 was $109,393,000 compared to $89,918,000 for the three months ended July 31, 2002, a 21.7% increase and for the six months ended July 31, 2003 was $214,064,000 compared to $176,880,000 for the six months ended July 31, 2002, a 21.0% increase.

All amounts discussed in the narrative below are based on the full consolidation method unless otherwise noted.

(continued on page 21)

Commercial Group

The following table presents the significant increases in revenues and operating expenses incurred by the Commercial Group for newly opened properties for the three and six months ended July 31, 2003 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Six Months Ended

				July 31, 2003
		Quarter
		& Year			Operating		Operating
Property	Location	Opened	Sq. Ft.	Revenues	Expenses	Revenues	Expenses

Retail Centers:

Woodbridge Crossing	Woodbridge, NJ	Q3 - 2002	284,000	$1,251	$831	$1,337	$949

Harlem Center	Manhattan, NY	Q3 - 2002	126,000	1,224	327	2,391	513

Promenade in Temecula Expansion	Temecula, CA	Q3 - 2002	249,000	334	73	1,060	355

Galleria at Sunset Expansion	Henderson, NV	Q2 - 2002	121,000	376*	N/A	671*	N/A

Station Square - Bessemer Court	Pittsburgh, PA	Q2 - 2002	52,000	462	217	773	382

Quebec Square	Denver, CO	Q2 - 2002	691,000	653	312	1,137	596

Office Buildings:

Nine MetroTech Center South	Brooklyn, NY	Q2 - 2003	653,000	1,030	468	1,030	554

40 Landsdowne Street	Cambridge, MA	Q2 - 2003	215,000	776	82	776	82

88 Sidney Street	Cambridge, MA	Q2 - 2002	145,000	641	68	2,537	345

35 Landsdowne Street	Cambridge, MA	Q2 - 2002	202,000	2,312	426	4,639	826

Total				$9,059	$2,804	$16,351	$4,602

*	Revenue represent the change from the prior year of the Company’s share of net earnings.
N/A — not applicable — property recorded under equity method of accounting.

Revenues - Revenues for the Commercial Group increased by $14,283,000 or 9.8 % for the second quarter ended July 31, 2003 over the same period in the prior year. This increase is primarily the result of $9,059,000 from the opening of new properties as noted in the table above and an increase of $6,135,000 in the Company’s hotel portfolio primarily due to the insurance claim proceeds from the Embassy Suites Hotel in Manhattan, New York which was closed until May 2002 after the terrorist attacks on September 11, 2001. These increases were partially offset by dispositions in the fourth quarter of 2002 of two specialty retail centers, Bay Street and Courtland Center, totaling $1,544,000. Bay Street was a 16,000 square foot retail center located in Staten Island, New York and Courtland Center was a 458,000 square foot retail center located in Flint, Michigan. The balance of the remaining increase in revenues in the Commercial Group of approximately $800,000 was generally due to fluctuations in operations at mature properties.

Revenues for the Commercial Group increased by $45,899,000 or 16.5% for the first half of 2003 over the first half of 2002. This increase is primarily the result of $16,351,000 from the opening of new properties as noted in the table above, $19,637,000 from increased commercial land sales and an increase of $10,270,000 in the Company’s hotel portfolio primarily due to the reopening of and insurance claim proceeds from the Embassy Suites Hotel. These increases were partially offset by dispositions in the fourth quarter of 2002 of two specialty retail centers, Bay Street and Courtland Center, totaling $3,690,000. The balance of the remaining increase in revenues in the Commercial Group of approximately $3,300,000 was generally due to fluctuations in operations at mature properties.

Operating and Interest Expenses - Operating expenses for the Commercial Group increased $637,000 or .8% for the second quarter of 2003 over the same period in the prior year. The increase in operating expenses was attributable primarily to costs associated with the opening of new properties of $2,804,000 as noted in the table above and greater operating costs of $2,020,000 in the Company’s hotel portfolio primarily due to the re-opening of the Embassy Suites Hotel. These increases were partially offset by $896,000 relating to dispositions in the fourth quarter of 2002 of two specialty retail centers, Bay Street and Courtland Center and a decrease in write-offs of abandoned development projects of $1,037,000 during the second quarter of 2003. The balance of the decrease in operating expenses of $2,254,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense increased during the second quarter of 2003 for the Commercial Group by $465,000 or 1.5% over the same period in the prior year. The increase is primarily attributable to the net increase in interest expense from the opening of new properties greater than the decrease in asset dispositions in 2003 and 2002.

Operating expenses for the Commercial Group increased $19,211,000 or 12.8% during the first half of 2003 over the same period in the prior year. The increase in operating expenses was attributable primarily to costs associated with the opening of new properties of $4,602,000 as noted in the table above, $16,293,000 relating to costs for commercial land sales and greater operating costs of $6,417,000 in the Company’s hotel portfolio primarily due to the re-opening of the Embassy Suites Hotel. These increases were partially offset by $1,639,000 relating to dispositions in the fourth quarter of 2002 of two specialty retail centers, Bay Street and Courtland Center and a decrease in write-offs of abandoned development projects of $2,711,000 during the first half of 2003. The balance of the decrease in operating expenses of $3,751,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense increased during the first half of 2003 for the Commercial Group by $141,000 or .2% over the same period in the prior year. The increase is primarily attributable to the net increase in interest expense from the opening of new properties greater than the decrease in asset dispositions in 2003 and 2002.

Residential Group

The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for the three months and six months ended July 31, 2003 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Six Months Ended

				July 31, 2003

		Quarter
		& Year	No. of		Operating		Operating
Property	Location	Opened	Units	Revenues	Expenses	Revenues	Expenses

Consolidated

Consolidated Carolina	Richmond, VA	Q2 - 2003	158	$35	$55	$35	$55

Southfield Apartments(a)	White Marsh, MD	Q4 - 2002	212	523	212	1,067	412

Landings of Brentwood	Nashville, TN	Q2 - 2002	724	642	352	2,275	1,048

Heritage	San Diego, CA	Q1 - 2002	230	722	232	1,465	430

Chancellor Park(a)	Philadelphia, PA	Q1 - 2002	135	242	(299)	547	(339)

FAH Properties

Parmatown Woods(a)	Parma Hts., OH	Q1 - 2003	201	325	236	597	474

Plymouth Square(a)	Detroit, MI	Q1 - 2003	280	691	314	1,405	618

Carl D. Perkins(a)	Pikeville, KY	Q3 - 2002	150	218	162	512	312

Autumn Ridge(a)	Sterling Hts., MI	Q2 - 2002	251	587	266	1,181	260

Tower 43(a)	Kent, OH	Q2 - 2002	101	172	133	347	297

Cambridge Towers(a)	Detroit, MI	Q2 - 2002	250	210	158	846	417

Coraopolis Towers(a)	Coraopolis, PA	Q2 - 2002	200	(1)	10	387	214

Donora Towers(a)	Donora, PA	Q2 - 2002	103	(1)	9	200	146

Unconsolidated*

Worth Street	Manhattan, NY	Q1 - 2003	330	(244)	N/A	(340)	N/A

Colonial Grand(a)	Tampa, FL	Q1 - 2003	176	(8)	N/A	(4)	N/A

Colony Place(a)	Fort Myers, FL	Q1 - 2003	300	46	N/A	42	N/A

St. Mary’s Villa(a)	Newark, NJ	Q2 - 2002	360	(135)	N/A	(204)	N/A

Residences at University Park	Cambridge, MA	Q1 - 2002	135	148	N/A	(120)	N/A

Westwood Reserve(a)	Tampa, FL	Q1 - 2002	340	(37)	N/A	(100)	N/A

Parkwood Village(b)	Brunswick, OH	Q2 - 2001	204	94	N/A	138	N/A

Total				$4,229	$1,840	$10,276	$4,344

*	Revenues represent the change from prior year of the Company’s share of net earnings (loss).

N/A — not applicable — property recorded under equity method of accounting.

(a)	Acquired property.

(b)	Phased opening.

Revenues - Revenues for the Residential Group increased $9,852,000 or 25.5% for the three months ended July 31, 2003 over the same period in the prior year. These increases were partially the result of acquisitions made and properties opened during 2002 and 2003 totaling $4,229,000 as noted in the table above. Revenues also increased by $5,300,000 as a result of the recognition of contingent interest income on an unreserved participating note receivable at one of the Company’s syndicated properties. In addition, revenues also increased by $3,113,000 as a result of the sale of a parcel of land originally acquired for a supported-living development project on Long Island, New York. This parcel was sold in the second quarter when it was determined that it was not necessary to complete the project. These increases were partially offset by decreases in revenues of $1,493,000 from the reversal of reserves for notes receivable and related accrued interest from certain syndicated properties that occurred in 2002 and did not recur in 2003 as well as a decrease in investment earnings from equity method investments of $608,000 in Kennedy Biscuit Lofts, a 142-unit community in Cambridge, Massachusetts and $604,000 in equity method development project write-offs.

Revenues for the Residential Group increased $19,086,000 or 25.0% for the six months ended July 31, 2003 over the same period in the prior year. These increases were partially the result of acquisitions made and properties opened during 2002 and 2003 totaling $10,276,000 as noted in the table above. Revenues also increased by $5,300,000 as a result of the recognition of contingent interest income on an unreserved participating note receivable at one of the Company’s syndicated properties and $1,319,000 from the reversal of reserves for notes receivable and related accrued interest from certain syndicated properties. In addition, revenues also increased by $3,113,000 as a result of the sale of a parcel of land originally acquired for a supported-living development project on Long Island, New York. This parcel was sold in the second quarter when it was determined that it was not necessary to complete the project. These increases were partially offset by decreases in revenues from investment earnings from equity method investments of $835,000 in Kennedy Biscuit Lofts, a 142-unit community in Cambridge, Massachusetts and $604,000 in equity method development project write-offs.

Operating and Interest Expenses - Operating expenses for the Residential Group increased by $4,638,000 or 23.1% during the three months ended July 31, 2003 compared to the same period in the prior year. These increases were partially the result of the acquisitions made and properties opened during 2003 and 2002 totaling $1,840,000 as noted in the table above. In addition, $3,600,000 was expensed as costs of nonrecurring land sales. These increases were offset by a decrease of $1,000,000 in the provision for project write-offs. The remaining increase of approximately $198,000 was generally due to fluctuations in operating costs at mature properties.

Operating expenses for the Residential Group increased by $7,680,000 or 20.5% during the six months ended July 31, 2003 compared to the same period in the prior year. These increases were partially the result of the acquisitions made and properties opened during 2003 and 2002 totaling $4,344,000 as noted in the table above. In addition, $3,600,000 was expensed as costs of nonrecurring land sales. Expenses also increased by $418,000 due to decreased expenses in 2002 at Metropolitan, a 270-unit apartment building in Los Angeles, CA, as a result of proceeds received from a lawsuit settlement. These increases are offset by a decrease of $767,000 in the provision for project write-offs. The remaining increase of approximately $85,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense for the Residential Group increased $209,000 or 3.5% for the three months ended July 31, 2003 compared to the same period in the prior year. Interest expense for the Residential Group increased by $1,767,000 or 15.4% for the six months ended July 31, 2003 compared to the same period in the prior year. The increase in interest expense is primarily the result of the acquisitions made and properties opened during 2003 and 2002 offset by a decrease in variable interest rates.

Land Development Group

Revenues - Sales of land and related gross margin vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group decreased by $12,607,000 during the three months ended July 31, 2003 compared to the same period in the prior year. This decrease is primarily the result of decreases in land sales of $16,750,000 at three major land development projects: Willowbrook in Twinsburg, Ohio; Stapleton in Denver, Colorado, and Central Station in Chicago, Illinois combined with several smaller sales decreases. These decreases were offset by increases of $4,143,000 primarily at two major land development projects: Gladden Farms in Marana, Arizona and Seven Hills in Henderson, Nevada and several smaller sales increases at various land development projects.

Revenues for the Land Development Group decreased by $14,443,000 during the six months ended July 31, 2003 compared to the same period in the prior year. This decrease is primarily the result of decreases in land sales of $17,637,000 at four major land development projects: Willowbrook; Stapleton; Central Station and Waterbury in North Ridgeville, Ohio combined with several smaller sales decreases. These decreases were offset by increases of $4,503,000 primarily at two major land development projects: Gladden Farms and Seven Hills and several smaller sales increases at various land development projects. In addition, revenue decreased by $1,309,000 as a result of the sale of land options at Paseo del Este in El Paso, Texas, which has not recurred in the first six months of 2003.

Operating and Interest Expense - The fluctuation in Land Development Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses decreased by $8,768,000 during the three months ended July 31, 2003 compared to the same period in the prior year. This decrease is primarily due to decreased combined expenses of $9,168,000 primarily at three land development projects: Willowbrook, Stapleton and Central Station along with several smaller expense decreases at various land development projects offset by increases of $400,000 at various land development projects.

Operating expenses decreased by $9,420,000 during the six months ended July 31, 2003 compared to the same period in the prior year. This decrease is primarily due to decreased combined expenses of $10,164,000 primarily at four land development projects: Willowbrook, Stapleton, Central Station and Waterbury along with several smaller expense decreases at various land development projects offset by increases of $744,000 at various land development projects.

Interest expense for the Land Development Group increased by $633,000 during the three months ended July 31, 2003 compared to the same period in the prior year. Interest expense increased by $1,018,000 during the six months ended July 31, 2003 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

Lumber Trading Group

Revenues - During the past two years the lumber industry has been experiencing an oversupply situation which has resulted in volatility in lumber prices. Revenues for the Lumber Trading Group increased by $3,643,000 during the three months ended July 31, 2003 compared to the same period in the prior year due to increases in lumber prices that have materialized over recent months. Revenues for the six months ended July 31, 2003, however, decreased by $2,719,000. This is due to lower lumber prices for the first three months of the current year combined with an overall decrease in volume.

Operating and Interest Expense - Operating expenses for the Lumber Trading Group increased by $1,467,000 for the three months ended July 31, 2003 compared to the same period in the prior year. This increase is primarily due to the higher variable expenses, principally traders’ commissions, resulting from the increase in revenue explained above as well as an increase in expenses associated with the closing of one of the lumber trading offices. These increases were slightly offset by declines in travel and entertainment costs and consulting fees. Operating expenses for the Lumber Trading Group decreased by $3,241,000 for the six months ended July 31, 2003 compared to the same period in the prior year. This decrease was primarily due to the lower variable expenses, principally traders’ commissions, resulting from the decrease in revenue explained above combined with a decrease in administrative compensation and consulting fees, offset by an increase in expense associated with the closing of one of the lumber trading offices.

Interest expense increased by $9,000 for the three months ended July 31, 2003 and $25,000 for the six months ended July 31, 2003 compared to the same periods in the prior year. This increase was due to minimal increases in the borrowing level and the interest rates.

Corporate Activities

Revenues - Corporate Activities’ revenues decreased $47,000 during the three months ended July 31, 2003 and $169,000 during the six months ended July 31, 2003 compared to the same periods in the prior year. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by the Company and vary from year to year depending on interest rates and the amount of loans outstanding.

Operating and Interest Expenses - Operating expenses for Corporate Activities increased $2,386,000 during the three months ended July 31, 2003 and $2,579,000 during the six months ended July 31, 2003 compared to the same periods in the prior year. The increase in operating expenses was the result of increases in general corporate expenses. Interest expense increased $1,042,000 during the three months ended July 31, 2003 and $927,000 during the six months ended July 31, 2003 compared to the same periods in the prior year. Corporate Activities’ interest expense consists primarily of interest expense on the Company’s senior notes and long-term credit facility that have not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Loss on Early Extinguishment of Debt

The Company adopted the provisions of SFAS No. 145, “Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145), which requires gains or losses from early extinguishment of debt to be classified in operating income or loss. The Company previously recorded gains or losses from early extinguishment of debt as extraordinary items, net of tax, in its Statement of Earnings. For the three and six months ended July 31, 2003, the Company has recorded $10,718,000 as Loss on Early Extinguishment of Debt. This amount is primarily the result of the payment in full of the Company’s $200,000,000 8.5% senior notes due in 2008 at a premium of 104.25% for a loss on extinguishment of $8,500,000 for redemption premium and approximately $3,000,000 related to the write-off of unamortized debt issue costs. These changes were offset, in part, by gains on early extinguishment of debt of approximately $800,000 on several residential properties. For the six months ended July 31, 2002, the Company reclassified $380,000 ($230,000, net of tax) of early extinguishment of debt from extraordinary loss to Loss on Early Extinguishment of Debt to conform to the new guidance. There were no amounts reclassified for early extinguishment of debt for the three months ended July 31, 2002.

Depreciation and Amortization

Depreciation and amortization increased $3,201,000 and $6,390,000 for the three and six months ended July 31, 2003, respectively, compared to the same period in the prior year. This increase is primarily the result of acquisitions made and new properties opened, offset by property dispositions and properties reclassified as discontinued operations.

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

For the six months ended July 31, 2003, Trowbridge, a supported-living community located in Southfield, Michigan, was included in discontinued operations. Trowbridge has 305 units and its deed was accepted by its lender in lieu of foreclosure in April of 2003. Trowbridge was previously included in the Residential Group. For the three months ended July 31, 2003, the Company had no properties reported as discontinued operations.

For the three and six months ended July 31, 2002, three properties were included in discontinued operations: Bay Street, Courtland Center and Trowbridge. Bay Street, a 16,000 square foot retail center located in Staten Island, New York, was sold in the fourth quarter of fiscal 2002. Courtland Center, a 458,000 square foot retail center located in Flint, Michigan, was also sold during the fourth quarter of fiscal 2002. Bay Street and Courtland Center were both previously included in the Commercial Group.

The assets and liabilities relating to assets held for sale and operating results relating to assets sold and assets held for sale are as follows.

	July 31,	January 31,

	2003	2003

	(in thousands)
Assets

Real estate, net	$—	$20,004

Other assets	—	1,021

	$—	$21,025

Liabilities

Mortgage debt, nonrecourse	$—	$20,822

Other liabilities	—	574

	$—	$21,396

	Three Months Ended July 31,		Six Months Ended July 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)

Revenues	$—	$2,937	$1,289	$6,497

Expenses

Operating expenses	—	1,983	1,407	3,779

Interest expense	—	617	—	1,201

Depreciation and amortization	—	408	106	817

	—	3,008	1,513	5,797

Gain on disposition of operating properties	—	—	411	—

(Loss) earnings before income taxes	—	(71)	187	700

Income tax expense (benefit)

Current	—	(91)	1,632	2,363

Deferred	—	19	(1,644)	(2,528)

	—	(72)	(12)	(165)

Earnings before income taxes	—	1	199	865

Minority interest	—	90	(218)	152

Net earnings (loss) from discontinued operations	$—	$91	$(19)	$1,017

The following table summarizes the gain (loss) on disposition of operating properties for the three and six months ended July 31, 2003 and 2002.

	Three Months Ended July 31,		Six Months Ended July 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)

Discontinued operations

Trowbridge	$—	$—	$538	$—

Other	—	—	(127)	—

Total	$—	$—	$411	$—

Provision for Decline in Real Estate - The following table summarizes the Company’s Provision for Decline in Real Estate for the three and six months ended July 31, 2003. The provision represents the adjustment to fair market value of land held by the Residential Group and a retail center held by the Commercial Group. The Company had no amounts recorded for Provision for Decline in Real Estate for the three and six months ended July 31, 2002.

			Three and Six Months
			Ended July 31, 2003

			(in thousands)
Leggs Hill	Land	Salem, MA	$1,624
Hunting Park	Retail Center	Philadelphia, PA	1,104

Total			$2,728

Income Taxes - Income tax expense for the three months ended July 31, 2003 and 2002 was $5,905,000 and $7,022,000, respectively. Income tax expense for the six months ended July 31, 2003 and 2002 was $15,481,000 and $13,709,000, respectively. At January 31, 2003, the Company had a tax loss carryforward of $10,873,000 that will expire in the year ending January 31, 2022, General Business Credit carryovers of $7,581,000 that will expire in the years ending January 31, 2004 through January 31, 2023, and an Alternative Minimum Tax credit carryforward of $33,445,000.

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

Senior Notes - On May 19, 2003, the Company issued $300,000,000 of its 7.625% senior notes due June 1, 2015 in a public offering under its shelf registration statement. Accrued interest is payable semi-annually beginning on December 1, 2003. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remainder of the proceeds were used for offering costs of $8,092,000, to repay $73,000,000 outstanding under the revolving portion of the long-term credit facility and for general working capital purposes. The new 7.625% senior notes contain covenants comparable to the previously outstanding 8.5% senior notes. The Company currently has $542,180,000 available under its shelf registration.

Long-Term Credit Facility - At July 31, 2003, the Company had $83,750,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The credit facility includes a $100,000,000 term loan with an outstanding balance of $68,750,000 as of July 31, 2003 and a $250,000,000 revolving line of credit with an outstanding balance of $15,000,000, both of which mature in March 2006 and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($27,837,000 in letters of credit outstanding and $-0- surety bonds at July 31, 2003). Quarterly principal payments of $6,250,000 on the new term loan commenced July 1, 2002.

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

In order to mitigate the short-term variable interest rate risk on its long-term credit facility, the Company has entered into LIBOR interest rate swaps and purchased LIBOR interest rate caps. Swaps are in effect through January 31, 2004 which effectively fixed the LIBOR base rate at 1.78% for a notional amount of $56,250,000 beginning February 1, 2003, and effectively fix the LIBOR base rate at 1.77% for a notional amount of $27,500,000 beginning December 2, 2002. LIBOR interest rate caps were purchased for the period starting February 1, 2003 through August 1, 2004. These caps vary in notional from $136,370,000 to $147,882,000 over the period and carry strike rates from 4.0% to 5.5%.

Lumber Trading Group - The Lumber Trading Group is financed separately from the rest of the Company’s strategic business units. The financing obligations of Lumber Trading Group are secured solely by certain assets of the Lumber Trading Group and are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings

The Company’s corporate structure and capital strategy allow for the Company to maximize returns on its equity capital. All of the Company’s mortgage debt is nonrecourse including the Company’s construction loans. The Company operates as a C-Corporation and retains substantially all of its internally generated cash flow. The Company recycles this cash flow, together with refinancing and property sale proceeds to fund new development and acquisitions that drive favorable returns for the Company’s shareholders. This strategy provides the Company the necessary liquidity to take advantage of investment opportunities.

The Company is actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2003 and 2004, generally pursuing long-term fixed-rate debt for its stabilized properties. During the six months ended July 31, 2003, the Company completed the following financings:

Purpose of Financing

(in thousands)
Refinancings	$324,299
Development projects (commitment)	91,500
Land Acquisition	2,250
Loan extensions	56,442

$474,491

Reduction of mortgage debt due to property dispositions	$25,933

For maturing debt, the Company continues to seek long-term debt for those project loans which mature within the next 12 months as well as for those projects which will begin operation within the next 12 months, generally pursuing fixed-rate loans. For construction loans, the Company generally pursues floating-rate financings with maturities ranging from two to five years.

Interest Rate Exposure

At July 31, 2003, the composition of nonrecourse mortgage debt was as follows:

	Amount	Rate

	(in thousands)
Fixed	$2,276,288	6.98%
Variable
Taxable (1)	737,930	3.73%
Tax-Exempt	105,000	1.97%
UDAG	75,716	2.02%

	$3,194,934	5.95%

(1)	Taxable variable-rate debt of $737,930 is protected with LIBOR swaps and caps described below.

Debt related to projects under development at July 31, 2003 totals $129,473,000, out of a total commitment from lenders of $298,756,000. Of this outstanding debt, $94,473,000 is taxable variable-rate debt, $31,000,000 is tax-exempt variable-rate debt, and $4,000,000 is taxable fixed-rate debt.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for its mortgage debt portfolio as follows:

	Caps(2)			Swaps(1)(2)

			Average		Average
Period Covered	Amount		Rate	Amount	Rate

	(dollars in thousands)
08/01/03 - 02/01/04	$933,538	(3)	6.44%	$288,676	2.24%
02/01/04 - 02/01/05	485,771		6.52%	404,502	2.72%
02/01/05 - 02/01/06	370,495		7.23%	261,349	3.48%
02/01/06 - 02/01/07	167,606		6.63%	322,575	3.61%

(1)	Swaps include long-term LIBOR contracts that have an average initial maturity greater than six months.
(2)	In August and September 2003, the Company executed several derivative instruments. The Company purchased approximately $144 million in Interest Rate Caps effective in August 2003 with durations of 18 months to 3 years. Additionally, approximately $255.5 million of Interest Rate Swaps were executed. The swaps have commencement dates ranging from October 2003 through May 2005 with durations ranging from 18 months to 3 years.
(3)	These LIBOR-based hedges as of August 1, 2003 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2004.

The interest rate hedges summarized in the tables above were purchased to mitigate short-term variable interest rate risk. The Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, in September 2003, the Company has executed a $31.4 million Treasury Lock at 4.60%. The Treasury Lock expires in October 2003.

The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.30% and has not exceeded 7.90%.

Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of the Company’s taxable variable-rate debt by approximately $5,200,000 at July 31, 2003. This increase is net of the protection provided by the interest rate swaps and long-term LIBOR contracts in place as of July 31, 2003. A portion of the Company’s taxable variable rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of the Company’s tax-exempt variable-rate debt by approximately $4,000,000 at July 31, 2003.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with a revolving line of credit which totaled $80,000,000 at July 31, 2003 and an asset securitization facility. The bank line of credit allows for up to $5,000,000 in outstanding letters of credit ($81,000 outstanding at July 31, 2003), which reduce the credit available to the Lumber Trading Group by the amount of the letters of credit used. Borrowings under the bank line of credit, which are nonrecourse to the Company, are collateralized by all the assets of the Lumber Trading Group, bear interest at the lender’s prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.0%, and have a fee of 0.3% to 0.5% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee are based on a quarterly interest coverage ratio. The bank line of credit, which is subject to review and extension annually, expired on June 30, 2003 and was extended to November 1, 2003. At July 31, 2003, $14,512,000 was outstanding under this revolving line of credit.

The Lumber Trading Group has entered into a three-year agreement, expiring in July 2005 under which it is selling an undivided interest in a pool of receivables up to a maximum of $88,627,000 to a large financial institution (the “Financial Institution”). This agreement includes required bank liquidity support which is renewed annually and was amended June 16, 2003. The next renewal date is November 16, 2003. The Company bears no risk regarding the collectability of the accounts receivable once sold and cannot modify the pool of receivables. At July 31, 2003 the Financial Institution held an interest of $55,000,000 in the pool of receivables. Sales of accounts receivable have averaged $50,000,000 per month during the six months ended July 31, 2003.

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

Cash Flows

Net cash provided by operating activities was $34,403,000 for the six months ended July 31, 2003 and $58,258,000 for the six months ended July 31, 2002. This decrease in net cash provided by operating activities of $23,855,000 is the result of the following (in thousands):

Increase in operating revenue, excluding land sales	$59,983
Increase in accounts receivable, primarily Lumber Trading Group	(38,992)
Other	1,923

Increase in rents and revenues received		$22,914
Increase in cash distributions from unconsolidated entities		129
Decrease in proceeds from land sales		(14,635)
Increase in land development expenditures		(13,961)
Decrease in operating expenses	1,109
Decrease in accounts payable and accrued expenses	(13,041)

Increase in operating expenditures		(11,932)
Increase in interest paid		(6,370)

Decrease in cash provided by operations		$(23,855)

Net cash used in investing activities was $209,564,000 for the six months ended July 31, 2003 and $344,122,000 for the six months ended July 31, 2002. The net cash used in investing activities consists of the following:

	Six Months Ended July 31,

	2003	2002

	(in thousands)
Capital expenditures*	$(212,037)	$(323,910)
Disposition of other investments	54	–
Return on investments in and advances to real estate affiliates	2,419	–
Investments in and advances to real estate affiliates primarily related to development projects in New York City	–	(20,212)

Total	$(209,564)	$(344,122)

* Capital expenditures were financed as follows:

Approximate new nonrecourse mortgage indebtedness	$212,037	$236,000
Borrowings under the long-term credit facility	–	87,910

Total	$212,037	$323,910

Net cash provided by financing activities totaled $189,301,000 for the six months ended July 31, 2003 and $269,020,000 for the six months ended July 31, 2002.

Net cash used in financing activities reflected the following:

	Six Months Ended July 31,

	2003	2002

	(in thousands)
Proceeds from issuance of senior notes	$300,000	$–
Increase in nonrecourse mortgage debt	491,674	223,565
Borrowings on long-term credit facility	34,000	192,000
Quarterly repayments of term loan, began in July 2002	(12,500)	(6,250)
Repayment of borrowings under the long-term credit facility:
2003: from proceeds of the new $300,000,000 senior notes 2002: from proceeds of the new $100,000,000 term loan	(73,000)	(78,000)
Retirement of $200,000,000 senior notes and premium	(208,500)	–
Payment of senior notes issuance costs	(8,092)	–
Net increase in notes payable (2003: primarily to finance the purchase of land for a development project in Rancho Cucamonga, California)	10,054	2,101
(Increase) decrease in restricted cash (2003: primarily from a business interruption insurance settlement placed in escrow, offset by Consolidated Carolina, an apartment building under construction in Richmond, Virginia)	(6,324)	1,110
Decrease in book overdrafts, representing checks issued but not yet paid	(15,845)	(21,623)
Payment of deferred financing costs	(6,571)	(5,501)
Proceeds from the exercise of stock options	2,489	3,033
Payment of dividends	(5,970)	(4,954)
(Decrease) increase in minority interest	(12,433)	5,065
Principal payments on nonrecourse mortgage debt	(299,681)	(41,526)

Total	$189,301	$269,020

SHELF REGISTRATION

The Company, along with its wholly-owned subsidiaries Forest City Enterprises Capital Trust I and Forest City Enterprises Capital Trust II, filed an amended shelf registration statement with the Securities and Exchange Commission (SEC) on May 24, 2002. This registration statement amends the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide Forest City flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. At July 31, 2003, an aggregate of $542,180,000 was available under this shelf registration.

INCREASED DIVIDENDS

The first 2003 quarterly dividend of $.06 per share on both Class A and Class B Common Stock was declared March 12, 2003 and was paid on June 16, 2003 to shareholders of record at the close of business on June 2, 2003. The second 2003 quarterly dividend of $.09 (representing a 50 percent increase over the previous quarter’s dividend) per share on both Class A and Class B Common Stock was declared June 11, 2003 and will be paid September 15, 2003 to shareholders of record at the close of business on September 2, 2003. This 50 percent increase over the previous quarter’s dividend rate is in response to recent tax law changes, which lowered the maximum rate on dividends to 15 percent, and provides additional liquidity to the Company’s shareholders. The third 2003 quarterly dividend of $.09 per share on shares of both Class A and Class B Common Stock was declared on September 10, 2003 and will be paid on December 15, 2003 to shareholders of record at the close of business on December 1, 2003.

LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation is effective for the Company for the fiscal year ended January 31, 2004. The new requirements for quarterly disclosure was effective for the quarter ended April 30, 2003. The Company will continue to apply APBO No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation and does not expect SFAS No. 148 to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this interpretation became effective upon issuance. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first year or interim period beginning after June 15, 2003. The Company is in the process of assessing the impact of this interpretation and believes it is reasonably possible the Company is the primary beneficiary of many of these equity method investments and will be required to fully consolidate these investments as variable interest entities beginning in the quarter ending October 31, 2003. These entities’ assets and liabilities will be included on the Company’s Consolidated Balance Sheet. The Company has not yet determined the impact on the Company’s financial position, results of operations or cash flows related to the implementation of this new standard. The financial position and results of operations for the Company’s equity method investments are presented in Note J — Investments In and Advances to Affiliates on page 16 of this Form 10-Q.

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

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability, many of these instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective August 1, 2003 for the Company. As currently written and interpreted, for many of its non-wholly owned entities that are consolidated into the accounts of the Company, SFAS No. 150 requires that the Company reflect the capital accounts of its minority partners involved in certain finite life entities (including most, if not all, limited partnerships and limited liability companies) as a liability. Furthermore, SFAS No. 150 requires that the liability be recognized at fair value, with an offsetting adjustment to earnings. Although the Company is currently evaluating and assessing the impact of SFAS No. 150, as currently written and interpreted, it is expected to have a material impact on the Company’s financial position and results of operations.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed on pages 5-12 of the Company’s Form 10-K at January 31, 2003 and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties; reliance on major tenants; the impact of terrorist acts; the Company’s substantial leverage and the ability to obtain and service debt; guarantees under the Company’s credit facility; the level and volatility of interest rates; continued availability of tax-exempt government financing; the sustainability of substantial operations at the subsidiary level; illiquidity of real estate investments; dependence on rental income from real property; conflicts of interest; financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending; potential liability from syndicated properties; effects of uninsured loss; environmental liabilities; partnership risks; litigation risks; the rate revenue increases versus the rate of expense increases; the cyclical nature of the lumber wholesaling business, as well as other risks listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

THIS PAGE INTENTIONALLY LEFT BLANK

FINANCIAL STATEMENT PRESENTATION

The Company presents certain financial amounts under the pro-rata consolidation method (a non-GAAP measure) as management believes that it more accurately reflects the manner in which it operates its business. This is important to investors because in line with industry practice, the Company has made a large number of investments in which its economic ownership is less than 100% as a means of sharing risk. The Company publicly discloses and discusses its performance using this method of consolidation to compliment its GAAP disclosures. The information in the tables below present amounts for both full consolidation, a GAAP measure, and pro-rata consolidation, providing a reconciliation of the difference between the two methods. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100 percent if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control.

Consolidated Balance Sheet — July 31, 2003

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Assets
Real Estate
Completed rental properties	$4,094,085	$663,318	$926,539	$4,357,306
Projects under development	524,374	64,348	120,625	580,651
Land held for development or sale	48,748	—	41,112	89,860

Total Real Estate	4,667,207	727,666	1,088,276	5,027,817
Less accumulated depreciation	(658,173)	(99,899)	(205,878)	(764,152)

Real Estate, net	4,009,034	627,767	882,398	4,263,665

Cash and equivalents	136,496	30,150	23,964	130,310
Restricted cash	137,290	29,580	26,819	134,529
Notes and accounts receivable, net	319,664	34,649	14,878	299,893
Inventories	34,356	—	—	34,356
Investments in and advances to real estate affiliates	499,086	—	(68,083)	431,003
Other assets	171,041	27,884	42,470	185,627

Total Assets	$5,306,967	$750,030	$922,446	$5,479,383

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$3,194,934	$573,505	$866,143	$3,487,572
Notes payable	89,538	16,048	3,757	77,247
Long-term credit facility	83,750	—	—	83,750
Senior and subordinated debt	320,400	—	—	320,400
Accounts payable and accrued expenses	551,303	86,527	52,546	517,322
Deferred income taxes	267,229	—	—	267,229

Total Liabilities	4,507,154	676,080	922,446	4,753,520

Minority interest	73,950	73,950	—	—

Total Shareholders’ Equity	725,863	—	—	725,863

Total Liabilities and Shareholders’ Equity	$5,306,967	$750,030	$922,446	$5,479,383

Consolidated Statement of Earnings — Three Months Ended July 31, 2003

			Plus
			Unconsolidated	Plus
		Less Minority	Investments at	Discontinued	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$213,285	$38,384	$66,088	$—	$240,989
Lumber trading	26,980	—	—	—	26,980
Equity in earnings of unconsolidated real estate entities	11,827	3	(7,341)	—	4,483

	252,092	38,387	58,747	—	272,452

Expenses
Operating expenses	142,445	20,935	36,850	—	158,360
Interest expense	47,740	7,911	14,363	—	54,192
Loss (gain) on early extinguishment of debt	10,718	(98)	—	—	10,816
Provision for decline in real estate	2,728	331	—	—	2,397
Depreciation and amortization	30,941	4,749	7,534	—	33,726
Loss on disposition of other investments	453	—	—	—	453

	235,025	33,828	58,747	—	259,994

Earnings before income taxes	17,067	4,559	—	—	12,508

Income tax expense
Current	1,140	—	—	—	1,140
Deferred	4,765	—	—	—	4,765

	5,905	—	—	—	5,905

Earnings before minority interest	11,162	4,559	—	—	6,603
Minority interest	(4,559)	(4,559)	—	—	—

Net earnings	$6,603	$—	$—	$—	$6,603

Consolidated Statement of Earnings — Six Months Ended July 31, 2003

			Plus
			Unconsolidated	Plus
		Less Minority	Investments at	Discontinued	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$427,442	$77,019	$125,369	$687	$476,479
Lumber trading	46,881	—	—	—	46,881
Equity in earnings of unconsolidated real estate entities	21,670	—	(12,684)	—	8,986

	495,993	77,019	112,685	687	532,346

Expenses
Operating expenses	284,972	45,039	69,910	749	310,592
Interest expense	92,392	15,510	28,459	—	105,341
Loss (gain) on early extinguishment of debt	10,718	(98)	—	—	10,816
Provision for decline in real estate	2,728	331	—	—	2,397
Depreciation and amortization	60,758	9,138	14,316	57	65,993
Loss (gain) on disposition of other investments	431	—	—	(88)	343

	451,999	69,920	112,685	718	495,482

Earnings before income taxes	43,994	7,099	—	(31)	36,864

Income tax expense
Current	3,962	—	—	1,632	5,594
Deferred	11,519	—	—	(1,644)	9,875

	15,481	—	—	(12)	15,469

Earnings before minority interest and discontinued operations	28,513	7,099	—	(19)	21,395

Minority interest	(7,099)	(7,099)	—	—	—

Earnings from continuing operations	21,414	—	—	(19)	21,395

Discontinued operations, net of tax and minority interest
Loss from operations	(72)	—	—	72	—
Gain on disposition of operating properties	53	—	—	(53)	—

	(19)	—	—	19	—

Net earnings	$21,395	$—	$—	$—	$21,395

Consolidated Statement of Earnings — Three Months Ended July 31, 2002

			Plus
			Unconsolidated	Plus
		Less Minority	Investments at	Discontinued	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$203,067	$33,735	$49,635	$2,242	$221,209
Lumber trading	23,337	—	—	—	23,337
Equity in earnings of unconsolidated real estate entities	10,564	—	(5,375)	—	5,189

	236,968	33,735	44,260	2,242	249,735

Expenses
Operating expenses	142,023	18,612	26,226	1,472	151,109
Interest expense	45,382	8,320	11,901	424	49,387
Depreciation and amortization	27,740	4,594	6,133	328	29,607

	215,145	31,526	44,260	2,224	230,103

Earnings before income taxes	21,823	2,209	—	18	19,632

Income tax expense
Current	3,877	—	—	(92)	3,785
Deferred	3,145	—	—	19	3,164

	7,022	—	—	(73)	6,949

Earnings before minority interest and discontinued operations	14,801	2,209	—	91	12,683

Minority interest	(2,209)	(2,209)	—	—	—

Earnings from continuing operations	12,592	—	—	91	12,683

Discontinued operations, net of tax and minority interest
Earnings from operations	91	—	—	(91)	—

Net earnings	$12,683	$—	$—	$—	$12,683

Consolidated Statement of Earnings — Six Months Ended July 31, 2002

			Plus
			Unconsolidated	Plus
		Less Minority	Investments at	Discontinued	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$377,981	$61,886	$100,159	$5,091	$421,345
Lumber trading	49,600	—	—	—	49,600
Equity in earnings of unconsolidated real estate entities	20,758	—	(11,317)	—	9,441

	448,339	61,886	88,842	5,091	480,386

Expenses
Operating expenses	267,975	34,652	53,199	2,762	289,284
Interest expense	88,135	16,445	23,536	822	96,048
Loss on early extinguishment of debt	380	—	—	—	380
Depreciation and amortization	54,368	8,935	12,107	655	58,195
Loss on disposition of other investments	116	—	—	—	116

	410,974	60,032	88,842	4,239	444,023

Earnings before income taxes	37,365	1,854	—	852	36,363

Income tax expense
Current	8,388	—	—	2,363	10,751
Deferred	5,321	—	—	(2,528)	2,793

	13,709	—	—	(165)	13,544

Earnings before minority interest and discontinued operations	23,656	1,854	—	1,017	22,819

Minority interest	(1,854)	(1,854)	—	—	—

Earnings from continuing operations	21,802	—	—	1,017	22,819

Discontinued operations, net of tax and minority interest
Earnings from operations	1,017	—	—	(1,017)	—

Net earnings	$22,819	$—	$—	$—	$22,819

Consolidated Statement of Cash Flows — Six Months Ended July 31, 2003

			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$417,878	$71,081	$117,000	$463,797
Cash distributions from unconsolidated entities	9,688	—	(9,688)	—
Proceeds from land sales	22,471	1,871	13,691	34,291
Land development expenditures	(39,893)	(2,535)	(6,260)	(43,618)
Operating expenditures	(283,912)	(35,170)	(66,390)	(315,132)
Interest paid	(91,829)	(14,635)	(28,886)	(106,080)

Net cash provided by operating activities	34,403	20,612	19,467	33,258

Cash Flows from Investing Activities
Capital expenditures	(212,037)	(35,437)	(51,936)	(228,536)
Proceeds from disposition of other investments	54	—	—	54
Change in investments in and advances to real estate affiliates	2,419	—	2,664	5,083

Net cash used in investing activities	(209,564)	(35,437)	(49,272)	(223,399)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	300,000	—	—	300,000
Retirement of senior notes	(208,500)	—	—	(208,500)
Payment of senior notes issuance costs	(8,092)	—	—	(8,092)
Increase in nonrecourse mortgage debt	491,674	114,925	49,431	426,180
Increase in long-term credit facility	34,000	—	—	34,000
Principal payments on nonrecourse mortgage debt	(299,681)	(61,576)	(24,734)	(262,839)
Payments on long-term credit facility	(85,500)	—	—	(85,500)
Increase in notes payable	23,212	—	2,204	25,416
Payments on notes payable	(13,158)	(513)	(4,533)	(17,178)
Change in restricted cash and book overdrafts	(22,169)	(7,031)	4,383	(10,755)
Payment of deferred financing costs	(6,571)	(1,560)	(2,699)	(7,710)
Exercise of stock options	2,489	—	—	2,489
Dividends paid to shareholders	(5,970)	—	—	(5,970)
Decrease in minority interest	(12,433)	(12,433)	—	—

Net cash provided by financing activities	189,301	31,812	24,052	181,541

Net increase (decrease) in cash and equivalents	14,140	16,987	(5,753)	(8,600)
Cash and equivalents at beginning of period	122,356	13,163	29,717	138,910

Cash and equivalents at end of period	$136,496	$30,150	$23,964	$130,310

Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$21,395	$—	$—	$21,395
Discontinued operations:
Minority interest	218	218	—	—
Amortization	106	49	—	57
Gain on disposition of operating properties	(411)	(323)	—	(88)
Minority interest	7,099	7,099	—	—
Depreciation	50,149	6,869	12,296	55,576
Amortization	10,609	2,269	2,020	10,360
Equity in earnings of unconsolidated entities	(21,670)	—	12,684	(8,986)
Cash distributions from unconsolidated entities	9,688	—	(9,688)	—
Deferred income taxes	9,875	—	—	9,875
Loss on disposition of other investments	431	—	—	431
Provision for decline in real estate	2,728	331	—	2,397
Early extinguishment of debt	10,718	(98)	—	10,816
(Increase) decrease in land included in projects under development	(787)	3,465	5,781	1,529
Increase in land held for development or sale	(13,712)	—	(1,641)	(15,353)
(Increase) decrease in notes and accounts receivable	(32,906)	(3,061)	5,305	(24,540)
Decrease in inventories	4,282	—	—	4,282
Increase in other assets	(4,308)	(2,596)	(11,471)	(13,183)
(Decrease) increase in accounts payable and accrued expenses	(19,101)	6,390	4,181	(21,310)

Net cash provided by operating activities	$34,403	$20,612	$19,467	$33,258

Consolidated Statement of Cash Flows — Six Months Ended July 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$394,964	$49,334	$99,590	$445,220
Cash distributions from unconsolidated entities	9,559	—	(9,559)	—
Proceeds from land sales	37,106	2,669	5,599	40,036
Land development expenditures	(25,932)	(1,381)	(10,484)	(35,035)
Operating expenditures	(271,980)	(20,835)	(48,000)	(299,145)
Interest paid	(85,459)	(15,655)	(23,309)	(93,113)

Net cash provided by operating activities	58,258	14,132	13,837	57,963

Cash Flows from Investing Activities
Capital expenditures	(323,910)	(19,415)	(57,458)	(361,953)
Change in investments in and advances to real estate affiliates	(20,212)	—	(2,628)	(22,840)

Net cash used in investing activities	(344,122)	(19,415)	(60,086)	(384,793)

Cash Flows from Financing Activities
Increase in nonrecourse mortgage debt	223,565	12,999	56,425	266,991
Increase in long-term credit facility	192,000	—	—	192,000
Principal payments on nonrecourse mortgage debt	(41,526)	(6,566)	(7,005)	(41,965)
Payments on long-term credit facility	(84,250)	—	—	(84,250)
Increase in notes payable	11,807	61	3,752	15,498
Payments on notes payable	(9,706)	(500)	(4,032)	(13,238)
Change in restricted cash and book overdrafts	(20,513)	(2,114)	(5,572)	(23,971)
Payment of deferred financing costs	(5,501)	(280)	(2,402)	(7,623)
Exercise of stock options	3,033	—	—	3,033
Dividends paid to shareholders	(4,954)	—	—	(4,954)
Increase in minority interest	5,065	5,065	—	—

Net cash provided by financing activities	269,020	8,665	41,166	301,521

Net (decrease) increase in cash and equivalents	(16,844)	3,382	(5,083)	(25,309)
Cash and equivalents at beginning of period	50,054	5,030	34,862	79,886

Cash and equivalents at end of period	$33,210	$8,412	$29,779	$54,577

Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$22,819	$—	$—	$22,819
Discontinued operations:
Minority interest	(152)	(152)	—	—
Depreciation	764	158	—	606
Amortization	52	3	—	49
Minority interest	1,854	1,854	—	—
Depreciation	45,607	7,131	10,473	48,949
Amortization	8,761	1,804	1,634	8,591
Equity in earnings of unconsolidated entities	(20,758)	—	11,317	(9,441)
Cash distributions from unconsolidated entities	9,559	—	(9,559)	—
Deferred income taxes	2,669	—	—	2,669
Loss on disposition of other investments	116	—	—	116
Early extinguishment of debt	380	—	—	380
Decrease in land included in projects under development	1,872	222	2,006	3,656
Decrease in land included in completed rental properties	220	48	—	172
Increase in land held for development or sale	(8,343)	—	(6,761)	(15,104)
Decrease (increase) in notes and accounts receivable, net	2,723	(9,216)	5,069	17,008
Increase in inventories	660	—	—	660
Increase in other assets	(7,509)	2,995	(701)	(11,205)
(Decrease) increase in accounts payable and accrued expenses	(3,036)	9,285	359	(11,962)

Net cash provided by operating activities	$58,258	$14,132	$13,837	$57,963

INVESTMENTS IN AND ADVANCES TO REAL ESTATE AFFILIATES

Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments in entities which the Company does not control and which are accounted for on the equity method. Summarized combined financial information for these investments is as follows.

	100% Combined		Company’s Pro-Rata Share

	July 31,	January 31,	July 31,	January 31,
	2003	2003	2003	2003

	(in thousands)
Balance Sheet:
Completed rental properties	$2,510,357	$2,384,920	$926,539	$875,282
Projects under development	257,377	307,566	120,625	132,265
Land held for development or sale	88,433	85,663	41,113	39,471
Investments in and advances to real estate affiliates — syndicated residential partnerships (see page 44)	—	—	92,398	86,057
Accumulated depreciation	(510,951)	(484,845)	(205,879)	(195,301)
Other assets	272,747	278,024	108,132	112,324

Total Assets	$2,617,963	$2,571,328	$1,082,928	$1,050,098

Mortgage debt, nonrecourse	$2,275,935	$2,226,384	$866,143	$845,161
Advances from general partner	18,355	18,355	—	—
Other liabilities	171,336	166,286	56,304	56,457
Partners’ equity	152,337	160,303	160,481	148,480

Total Liabilities and Partners’ Equity	$2,617,963	$2,571,328	$1,082,928	$1,050,098

Three Months Ended July 31,	2003	2002	2003	2002

Operations:
Revenues	$151,905	$121,335	$66,088	$49,635
Equity in earnings of unconsolidated entities on a pro-rata basis	—	—	4,483	5,189
Operating expenses	(81,456)	(63,251)	(36,850)	(26,227)
Interest expense	(35,240)	(29,984)	(14,363)	(11,900)
Depreciation and amortization	(19,675)	(16,141)	(7,534)	(6,133)

Net Earnings (pre-tax)	$15,534	$11,959	$11,824	$10,564

Six Months Ended July 31,
Operations:
Revenues	$293,730	$247,949	$125,369	$100,159
Equity in earnings of unconsolidated entities on a pro-rata basis	—	—	8,986	9,441
Operating expenses	(158,708)	(129,272)	(69,910)	(53,199)
Interest expense	(69,774)	(59,353)	(28,459)	(23,536)
Depreciation and amortization	(38,043)	(32,046)	(14,316)	(12,107)

Net Earnings (pre-tax)	$27,205	$27,278	$21,670	$20,758

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	July 31,	January 31,
	2003	2003

Partners’ equity, as above	$152,337	$160,303
Equity of other partners	10,211	30,178

Company’s investment in partnerships	142,126	130,125
Advances to partnerships, as above	18,355	18,355
Advances to other real estate affiliates	338,605	340,725

Investments in and Advances to Real Estate Affiliates	$499,086	$489,205

The Company is a general partner in several syndicated residential partnerships which are accounted for on the equity method under both full consolidation and pro-rata consolidation. Summarized Balance Sheet information at the Company’s economic share is as follows.

	July 31,	January 31,
	2003	2003

Total Assets	$542,614	$531,585
Total Liabilities	$450,216	$445,528
Partner’s Equity	$92,398	$86,057

As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions for the development and construction of real estate projects. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to four executive officers of the Company. At July 31, 2003 and January 31, 2003, amounts advanced in the normal course of business for development and construction of real estate projects on behalf of this partner collateralized by this partnership interest were $93,375,000 and $98,264,000, respectively, of the $338,605,000 and $340,725,000 presented above for “Advances to other real estate affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property.

(Continued on Page 47)

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

Reconciliation of Net Earnings to Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) (2)

	Three Months Ended July 31,		Six Months Ended July 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net earnings	$6,603	$12,683	$21,395	$22,819
Depreciation and amortization — Real Estate Groups (5)	32,704	28,518	63,992	56,013
Depreciation and amortization — equity method investments (3)	121	119	247	238
Deferred income tax expense — Real Estate Groups (7)	8,978	2,719	14,283	2,518
Deferred income tax expense (benefit) on early extinguishment of debt (6)(7)	—	—	—	150
Deferred income tax benefit — Non-Real Estate Groups: (7)
Loss on disposition of other investments	(179)	—	(179)	(46)
Current income tax expense on non-operating earnings: (7)
Gain on disposition of other investments	—	—	9	—
Gain on disposition included in discontinued operations	—	—	1,729	2,566
Straight-line rent adjustment (4)	(827)	(442)	(2,531)	(1,131)
Provision for decline in real estate, net of minority interest	2,397	—	2,397	—
Loss on disposition of other investments	453	—	431	116
Discontinued operations: (1)
Gain on disposition of operating properties	—	—	(411)	—
Minority interest	—	—	323	—
Loss on early extinguishment of debt, net of tax (6)	—	—	—	230

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) (2)	$50,250	$43,597	$101,685	$83,473

1)	The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. Pursuant to the definition of a component of an entity of SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations.

2)	The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”), is not a measure of operating results as defined by generally accepted accounting principles and may not be directly comparable to similarly titled measures reported by other companies. The Company believes that EBDT provides additional information about its operations, and along with net earnings, is necessary to understand its operating results. EBDT is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). Early extinguishment of debt is now reported in operating earnings. However, early extinguishment of debt is excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt is included in EBDT.

3)	Amount represents depreciation expense for certain syndicated properties accounted for on the equity method of accounting under both full consolidation and pro-rata consolidation. See Note K — Investments In and Advances to Affiliates for further discussion of these syndicated properties on Form 10-K for the year ended January 31, 2003.

4)	Effective for the year ended January 31, 2001, the Company recognizes minimum rents on a straight-line basis over the term of the related lease pursuant to the provision of SFAS No. 13, “Accounting for Leases.” The straight-line rent adjustment is recorded as an increase or decrease to revenue from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., with the applicable offset to either accounts receivable or accounts payable, as appropriate.

5)	The following table provides detail of Depreciation and Amortization. The Company’s Real Estate Groups are owned by Forest City Rental Properties Corporation, a wholly-owned subsidiary engaged in the ownership, development, acquisition and management of real estate projects, including apartment complexes, regional malls and retail centers, hotels, office buildings and mixed-use facilities, as well as large land development projects.

	Three Months Ended July 31,		Six Months Ended July 31,

	2003	2002	2003	2002

Full Consolidation	$30,941	$27,740	$60,758	$54,368
Non-Real Estate Groups	(993)	(1,055)	(1,921)	(2,109)

Real Estate Groups Full Consolidation	29,948	26,685	58,837	52,259
Real Estate Groups related to minority interest	(4,749)	(4,594)	(9,138)	(8,935)
Real Estate Groups equity method	7,505	6,099	14,236	12,034
Discontinued operations	—	328	57	655

Real Estate Groups Pro-Rata Consolidation	$32,704	$28,518	$63,992	$56,013

6)	The Company has adopted the provisions of Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145) which requires gains or losses from early extinguishment of debt to be classified in operating earnings. The Company previously reported gains or losses from early extinguishment of debt as extraordinary item, net of tax, in its Consolidated Statements of Earnings as follows:

Loss on early extinguishment of debt reclassified to continuing operations	$—	$—	$—	$(380)
Deferred income tax benefit	—	—	—	(150)

Loss on early extinguishment of debt, net of tax	$—	$—	$—	$(230)

7)	The following table provides detail of Income Tax Expense (Benefit):

			Three Months Ended July 31,		Six Months Ended July 31,

			2003	2002	2003	2002

(A	)	Continuing operations
		Current	$1,140	$3,877	$3,953	$8,388
		Deferred	5,892	3,145	12,646	5,517

			7,032	7,022	16,599	13,905

(B	)	Provision for decline in real estate
		Current	$—	$—	$—	$—
		Deferred	(948)	—	(948)	—

			(948)	—	(948)	—

(C	)	Loss on disposition of other investments
		Current	$—	$—	$9	$—
		Deferred — Non-Real Estate Groups	(179)	—	(179)	(46)

			(179)	—	(170)	(46)

(D	)	Deferred taxes on early extinguishment of debt	$—	$—	$—	$(150)

		Subtotal (A) (B) (C) (D)
		Current	$1,140	$3,877	$3,962	$8,388
		Deferred	4,765	3,145	11,519	5,321

		Income tax expense	5,905	7,022	15,481	13,709

(E	)	Discontinued operations
		Operating earnings	$—	$(92)	$(97)	$(203)
		Current	—	19	50	38

		Deferred	—	(73)	(47)	(165)
		Gain (loss) on disposition of operating properties
		Current	$—	$—	$1,729	$2,566
		Deferred	—	—	(1,694)	(2,566)

			—	—	35	—

			—	(73)	(12)	(165)

		Grand Total (A) (B) (C) (D) (E)
		Current	$1,140	$3,785	$5,594	$10,751
		Deferred	4,765	3,164	9,875	2,793

			$5,905	$6,949	$15,469	$13,544

		Recap of Grand Total: Real Estate Groups
		Current	$3,233	$5,444	$10,120	$13,670
		Deferred	8,978	2,719	14,283	2,518

			12,211	8,163	24,403	16,188
		Non-Real Estate Groups
		Current	$(2,093)	$(1,659)	$(4,526)	$(2,919)
		Deferred	(4,213)	445	(4,408)	275

			(6,306)	(1,214)	(8,934)	(2,644)

		Grand Total	$5,905	$6,949	$15,469	$13,544

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended July 31, 2003 (in thousands)

	Commercial Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$160,415	$34,953	$33,046	$–	$158,508
Exclude straight-line rent adjustment	(1,969)	–	–	–	(1,969)
Add back equity method depreciation expense	4,560	–	(4,560)	–	–

Adjusted revenues	163,006	34,953	28,486	–	156,539
Operating expenses, including depreciation and amortization for non-Real Estate Groups	78,910	18,448	20,378	–	80,840
Exclude straight-line rent adjustment	(1,285)	–	–	–	(1,285)

Adjusted operating expenses	77,625	18,448	20,378	–	79,555

Net operating income	85,381	16,505	8,108	–	76,984
Interest expense	32,207	7,724	8,108	–	32,591
Gain on early extinguishment of debt	–	–	–	–	–
Income tax provision (benefit)	2,341	–	–	–	2,341
Minority interest in earnings before depreciation and amortization	8,781	8,781	–	–	–
Add: EBDT from discontinued operations	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$42,052	$–	$–	$–	$42,052

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$48,465	$2,276	$21,004	$–	$67,193
Exclude straight-line rent adjustment	(143)	–	–	–	(143)
Add back equity method depreciation expense	3,066	–	(2,945)	–	121

Adjusted revenues	51,388	2,276	18,059	–	67,171
Operating expenses, including depreciation and amortization for non-Real Estate Groups	24,685	1,877	11,954	–	34,762
Exclude straight-line rent adjustment	–	–	–	–	–

Adjusted operating expenses	24,685	1,877	11,954	–	34,762

Net operating income	26,703	399	6,105	–	32,409
Interest expense	6,113	187	6,105	–	12,031
Gain on early extinguishment of debt	(766)	(98)	–	–	(668)
Income tax provision (benefit)	2,882	–	–	–	2,882
Minority interest in earnings before depreciation and amortization	310	310	–	–	–
Add: EBDT from discontinued operations	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$18,164	$–	$–	$–	$18,164

	Land Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$16,060	$1,158	$4,697	$–	$19,599
Operating expenses, including depreciation and amortization for non-Real Estate Groups	7,231	610	4,547	–	11,168

Net operating income	8,829	548	150	–	8,431
Interest expense	978	–	150	–	1,128
Income tax provision (benefit)	966	–	–	–	966
Minority interest in earnings before depreciation and amortization	548	548	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$6,337	$–	$–	$–	$6,337

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$26,980	$–	$–	$–	$26,980
Operating expenses, including depreciation and amortization for non-Real Estate Groups	25,149	–	–	–	25,149

Net operating income	1,831	–	–	–	1,831
Interest expense	768	–	–	–	768
Income tax provision (benefit)	627	–	–	–	627
Minority interest in earnings before depreciation and amortization	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$436	$–	$–	$–	$436

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended July 31, 2003 (in thousands) continued

	Corporate Activities 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$172	$–	$–	$–	$172
Exclude straight-line rent adjustment	–	–	–	–	–
Add back equity method depreciation expense	–	–	–	–	–

Adjusted revenues	172	–	–	–	172
Operating expenses, including depreciation and amortization for non-Real Estate Groups	7,463	–	–	–	7,463
Exclude straight-line rent adjustment	–	–	–	–	–

Adjusted operating expenses	7,463	–	–	–	7,463

Net operating income	(7,291)				(7,291)
Interest expense	7,674	–	–	–	7,674
Loss (gain) on early extinguishment of debt	11,484				11,484
Income tax (benefit) provision	(9,710)	–	–	–	(9,710)
Minority interest in earnings before depreciation and amortization	–	–	–	–	–
Add: EBDT from discontinued operations	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(16,739)	$–	$–	$–	$(16,739)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$252,092	$38,387	$58,747	$–	$272,452
Exclude straight-line rent adjustment	(2,112)	–	–	–	(2,112)
Add back equity method depreciation expense	7,626	–	(7,505)	–	121

Adjusted revenues	257,606	38,387	51,242	–	270,461
Operating expenses, including depreciation and amortization for non-Real Estate Groups	143,438	20,935	36,879	–	159,382
Exclude straight-line rent adjustment	(1,285)	–	–	–	(1,285)

Adjusted operating expenses	142,153	20,935	36,879	–	158,097

Net operating income	115,453	17,452	14,363	–	112,364
Interest expense	47,740	7,911	14,363	–	54,192
Loss (gain) on early extinguishment of debt	10,718	(98)	–	–	10,816
Income tax (benefit) provision	(2,894)	–	–	–	(2,894)
Minority interest in earnings before depreciation and amortization	9,639	9,639	–	–	–
Add: EBDT from discontinued operations	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$50,250	$–	$–	$–	$50,250

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$50,250	$–	$–	$–	$50,250
Depreciation and amortization – Real Estate Groups	(32,825)	–	–	–	(32,825)
Deferred taxes – Real Estate Groups	(9,926)	–	–	–	(9,926)
Straight-line rent adjustment	827	–	–	–	827
Provision for decline in real estate, net of tax	(1,449)	–	–	–	(1,449)
Loss on disposition of operating properties and other investments, net of tax	(274)	–	–	–	(274)

Net earnings	$6,603	$–	$–	$–	$6,603

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Six Months Ended July 31, 2003 (in thousands)

	Commercial Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$323,829	$70,804	$66,726	$–	$319,751
Exclude straight-line rent adjustment	(4,639)	–	–	–	(4,639)
Add back equity method depreciation expense	8,798	–	(8,798)	–	–

Adjusted revenues	327,988	70,804	57,928	–	315,112
Operating expenses, including depreciation and amortization for non-Real Estate Groups	169,014	40,828	41,696	–	169,882
Exclude straight-line rent adjustment	(2,251)	–	–	–	(2,251)

Adjusted operating expenses	166,763	40,828	41,696	–	167,631

Net operating income	161,225	29,976	16,232	–	147,481
Interest expense	62,954	15,053	16,232	–	64,133
Gain on early extinguishment of debt	–	–	–	–	–
Income tax provision (benefit)	3,110	–	–	–	3,110
Minority interest in earnings before depreciation and amortization	14,923	14,923	–	–	–
Add: EBDT from discontinued operations	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$80,238	$–	$–	$–	$80,238

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$95,394	$3,900	$40,103	$687	$132,284
Exclude straight-line rent adjustment	(143)	–	–	–	(143)
Add back equity method depreciation expense	5,685	–	(5,438)	–	247

Adjusted revenues	100,936	3,900	34,665	687	132,388
Operating expenses, including depreciation and amortization for non-Real Estate Groups	45,131	3,014	22,939	749	65,805
Exclude straight-line rent adjustment	–	–	–	–	–

Adjusted operating expenses	45,131	3,014	22,939	749	65,805

Net operating income	55,805	886	11,726	(62)	66,583
Interest expense	13,217	457	11,726	–	24,486
Gain on early extinguishment of debt	(766)	(98)	–	–	(668)
Income tax provision (benefit)	5,102	–	–	(97)	5,005
Minority interest in earnings before depreciation and amortization	527	527	–	–	–
Add: EBDT from discontinued operations	35	–	–	(35)	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$37,760	$–	$–	$–	$37,760

	Land Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$29,589	$2,315	$5,856	$–	$33,130
Operating expenses, including depreciation and amortization for non-Real Estate Groups	15,187	1,197	5,355	–	19,345

Net operating income	14,402	1,118	501	–	13,785
Interest expense	1,427	–	501	–	1,928
Income tax provision (benefit)	2,961	–	–	–	2,961
Minority interest in earnings before depreciation and amortization	1,118	1,118	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$8,896	$–	$–	$–	$8,896

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$46,881	$–	$–	$–	$46,881
Operating expenses, including depreciation and amortization for non-Real Estate Groups	44,883	–	–	–	44,883

Net operating income	1,998	–	–	–	1,998
Interest expense	1,419	–	–	–	1,419
Income tax provision (benefit)	491	–	–	–	491
Minority interest in earnings before depreciation and amortization	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$88	$–	$–	$–	$88

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Six Months Ended July 31, 2003 (in thousands) continued

	Corporate Activities 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$300	$–	$–	$–	$300
Exclude straight-line rent adjustment	–	–	–	–	–
Add back equity method depreciation expense	–	–	–	–	–

Adjusted revenues	300	–	–	–	300
Operating expenses, including depreciation and amortization for non-Real Estate Groups	12,678	–	–	–	12,678
Exclude straight-line rent adjustment	–	–	–	–	–

Adjusted operating expenses	12,678	–	–	–	12,678

Net operating income	(12,378)	–	–	–	(12,378)
Interest expense	13,375	–	–	–	13,375
Loss (gain) on early extinguishment of debt	11,484	–	–	–	11,484
Income tax (benefit) provision	(11,940)	–	–	–	(11,940)
Minority interest in earnings before depreciation and amortization	–	–	–	–	–
Add: EBDT from discontinued operations	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(25,297)	$–	$–	$–	$(25,297)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2003

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$495,993	$77,019	$112,685	$687	$532,346
Exclude straight-line rent adjustment	(4,782)	–	–	–	(4,782)
Add back equity method depreciation expense	14,483	–	(14,236)	–	247

Adjusted revenues	505,694	77,019	98,449	687	527,811
Operating expenses, including depreciation and amortization for non-Real Estate Groups	286,893	45,039	69,990	749	312,593
Exclude straight-line rent adjustment	(2,251)	–	–	–	(2,251)

Adjusted operating expenses	284,642	45,039	69,990	749	310,342

Net operating income	221,052	31,980	28,459	(62)	217,469
Interest expense	92,392	15,510	28,459	–	105,341
Loss (gain) on early extinguishment of debt	10,718	(98)	–	–	10,816
Income tax (benefit) provision	(276)	–	–	(97)	(373)
Minority interest in earnings before depreciation and amortization	16,568	16,568	–	–	–
Add: EBDT from discontinued operations	35	–	–	(35)	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$101,685	$–	$–	$–	$101,685

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$101,685	$–	$–	$–	$101,685
Depreciation and amortization – Real Estate Groups	(64,182)	–	–	(57)	(64,239)
Deferred taxes – Real Estate Groups	(16,875)	–	–	(50)	(16,925)
Straight-line rent adjustment	2,531	–	–	–	2,531
Provision for decline in real estate, net of tax	(1,449)	–	–	–	(1,449)
Loss on disposition of operating properties and other investments, net of tax	(261)	–	–	53	(208)
Discontinued operations, net of tax and minority interest: (a)
Depreciation and amortization	(57)	–	–	57	–
Deferred taxes	(50)	–	–	50	–
Gain on disposition of operating properties	53	–	–	(53)	–

Net earnings	$21,395	$–	$–	$–	$21,395

(a)	The company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. Pursuant to the definition of a component of SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations.

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended July 31, 2002 (in thousands)

	Commercial Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$146,132	$30,865	$24,962	$1,499	$141,728
Exclude straight-line rent adjustment	(2,757)	–	–	(7)	(2,764)
Add back equity method depreciation expense	3,692	–	(3,692)	–	–

Adjusted revenues	147,067	30,865	21,270	1,492	138,964
Operating expenses, including depreciation and amortization for non-Real Estate Groups	78,273	16,794	14,648	902	77,029
Exclude straight-line rent adjustment	(2,322)	–	–	–	(2,322)

Adjusted operating expenses	75,951	16,794	14,648	902	74,707

Net operating income	71,116	14,071	6,622	590	64,257
Interest expense	31,742	8,232	6,622	223	30,355
Income tax (benefit) provision	1,623	–	–	2	1,625
Minority interest in earnings before depreciation and amortization	5,839	5,839	–	–	–
Add: EBDT from discontinued operations	365	–	–	(365)	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$32,277	$–	$–	$–	$32,277

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$38,613	$1,186	$16,958	$743	$55,128
Exclude straight-line rent adjustment	–	–	–	–	–
Add back equity method depreciation expense	2,526	–	(2,407)	–	119

Adjusted revenues	41,139	1,186	14,551	743	55,247
Operating expenses, including depreciation and amortization for non-Real Estate Groups	20,047	894	9,863	570	29,586
Exclude straight-line rent adjustment	–	–	–	–	–

Adjusted operating expenses	20,047	894	9,863	570	29,586

Net operating income	21,092	292	4,688	173	25,661
Interest expense	5,904	88	4,688	201	10,705
Income tax (benefit) provision	1,929	–	–	(93)	1,836
Minority interest in earnings before depreciation and amortization	204	204	–	–	–
Add: EBDT from discontinued operations	65	–	–	(65)	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$13,120	$–	$–	$–	$13,120

	Land Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$28,667	$1,684	$2,340	$–	$29,323
Operating expenses, including depreciation and amortization for non-Real Estate Groups	15,999	924	1,749	–	16,824

Net operating income	12,668	760	591	–	12,499
Interest expense	345	–	591	–	936
Income tax provision	6,025	–	–	–	6,025
Minority interest in earnings before depreciation and amortization	760	760	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$5,538	$–	$–	$–	$5,538

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$23,337	$–	$–	$–	$23,337
Operating expenses, including depreciation and amortization for non-Real Estate Groups	23,682	–	–	–	23,682

Net operating income	(345)	–	–	–	(345)
Interest expense	759	–	–	–	759
Income tax provision	(381)	–	–	–	(381)
Minority interest in earnings before depreciation and amortization	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(723)	$–	$–	$–	$(723)

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended July 31, 2002 (in thousands) continued

	Corporate Activities 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$219	$–	$–	$–	$219
Exclude straight-line rent adjustment	–	–	–	–	–
Add back equity method depreciation expense	–	–	–	–	–

Adjusted revenues	219	–	–	–	219
Operating expenses, including depreciation and amortization for non-Real Estate Groups	5,077	–	–	–	5,077
Exclude straight-line rent adjustment	–	–	–	–	–

Adjusted operating expenses	5,077	–	–	–	5,077

Net operating income	(4,858)	–	–	–	(4,858)
Interest expense	6,632	–	–	–	6,632
Income tax (benefit) provision	(4,875)	–	–	–	(4,875)
Minority interest in earnings before depreciation and amortization	–	–	–	–	–
Add: EBDT from discontinued operations	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(6,615)	$–	$–	$–	$(6,615)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$236,968	$33,735	$44,260	$2,242	$249,735
Exclude straight-line rent adjustment	(2,757)	–	–	(7)	(2,764)
Add back equity method depreciation expense	6,218	–	(6,099)	–	119

Adjusted revenues	240,429	33,735	38,161	2,235	247,090
Operating expenses, including depreciation and amortization for non-Real Estate Groups	143,078	18,612	26,260	1,472	152,198
Exclude straight-line rent adjustment	(2,322)	–	–	–	(2,322)

Adjusted operating expenses	140,756	18,612	26,260	1,472	149,876

Net operating income	99,673	15,123	11,901	763	97,214
Interest expense	45,382	8,320	11,901	424	49,387
Income tax (benefit) provision	4,321	–	–	(91)	4,230
Minority interest in earnings before depreciation and amortization	6,803	6,803	–	–	–
Add: EBDT from discontinued operations	430	–	–	(430)	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$43,597	$–	$–	$–	$43,597

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$43,597	$–	$–	$–	$43,597
Depreciation and amortization – Real Estate Groups	(28,309)	–	–	(328)	(28,637)
Deferred taxes – Real Estate Groups	(2,700)	–	–	(19)	(2,719)
Straight-line rent adjustment	435	–	–	7	442
Discontinued operations, net of tax and minority interest:
Depreciation and amortization	(328)	–	–	328	–
Deferred taxes	(19)	–	–	19	–
Straight-line rent adjustment	7	–	–	(7)	–

Net earnings	$12,683	$–	$–	$–	$12,683

(a)	Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported as loss on debt extinguishment. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Six Months Ended July 31, 2002 (in thousands)

	Commercial Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$277,930	$56,818	$50,405	$3,601	$275,118
Exclude straight-line rent adjustment	(4,565)	–	–	(27)	(4,592)
Add back equity method depreciation expense	7,371	–	(7,371)	–	–

Adjusted revenues	280,736	56,818	43,034	3,574	270,526
Operating expenses, including depreciation and amortization for non-Real Estate Groups	149,803	31,309	29,740	1,631	149,865
Exclude straight-line rent adjustment	(3,461)	–	–	–	(3,461)

Adjusted operating expenses	146,342	31,309	29,740	1,631	146,404

Net operating income	134,394	25,509	13,294	1,943	124,122
Interest expense	62,813	16,176	13,294	420	60,351
Exclude early extinguishment of debt (a)	–	–	–	–	–

Adjusted interest expense	62,813	16,176	13,294	420	60,351
Income tax provision (benefit)	4,410	–	–	(24)	4,386
Exclude tax on early extinguishment of debt (a)	–	–	–	–	–

Adjusted income tax provision (benefit)	4,410	–	–	(24)	4,386
Minority interest in earnings before depreciation and amortization	9,333	9,333	–	–	–
Add: EBDT from discontinued operations	1,547	–	–	(1,547)	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$59,385	$–	$–	$–	$59,385

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Residential Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$76,308	$2,295	$33,105	$1,490	$108,608
Exclude straight-line rent adjustment	–	–	–	–	–
Add back equity method depreciation expense	4,901	–	(4,663)	–	238

Adjusted revenues	81,209	2,295	28,442	1,490	108,846
Operating expenses, including depreciation and amortization for non-Real Estate Groups	37,451	1,794	19,300	1,131	56,088
Exclude straight-line rent adjustment	–	–	–	–	–

Adjusted operating expenses	37,451	1,794	19,300	1,131	56,088

Net operating income	43,758	501	9,142	359	52,758
Interest expense	11,450	269	9,142	402	20,725
Exclude early extinguishment of debt (a)	(380)	–	–	–	(380)

Adjusted interest expense	11,070	269	9,142	402	20,345
Income tax provision (benefit)	3,926	–	–	(178)	3,748
Exclude tax on early extinguishment of debt (a)	150	–	–	–	150

Adjusted income tax provision (benefit)	4,076	–	–	(178)	3,898
Minority interest in earnings before depreciation and amortization	232	232	–	–	–
Add: EBDT from discontinued operations	135	–	–	(135)	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$28,515	$–	$–	$–	$28,515

	Land Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$44,032	$2,773	$5,332	$–	$46,591
Operating expenses, including depreciation and amortization for non-Real Estate Groups	24,607	1,549	4,232	–	27,290

Net operating income	19,425	1,224	1,100	–	19,301
Interest expense	409	–	1,100	–	1,509
Income tax provision	8,986	–	–	–	8,986
Minority interest in earnings before depreciation and amortization	1,224	1,224	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$8,806	$–	$–	$–	$8,806

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Lumber Trading Group 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$49,600	$–	$–	$–	$49,600
Operating expenses, including depreciation and amortization for non-Real Estate Groups	48,124	–	–	–	48,124

Net operating income	1,476	–	–	–	1,476
Interest expense	1,395	–	–	–	1,395
Income tax provision	140	–	–	–	140
Minority interest in earnings before depreciation and amortization	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(59)	$–	$–	$–	$(59)

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Six Months Ended July 31, 2002 (in thousands) continued

	Corporate Activities 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$469	$–	$–	$–	$469
Exclude straight-line rent adjustment	–	–	–	–	–
Add back equity method depreciation expense	–	–	–	–	–

Adjusted revenues	469	–	–	–	469
Operating expenses, including depreciation and amortization for non-Real Estate Groups	10,099	–	–	–	10,099
Exclude straight-line rent adjustment	–	–	–	–	–

Adjusted operating expenses	10,099	–	–	–	10,099

Net operating income	(9,630)				(9,630)
Interest expense	12,448	–	–	–	12,448
Exclude early extinguishment of debt (a)	–	–	–	–	–

Adjusted interest expense	12,448	–	–	–	12,448
Income tax (benefit) provision	(8,904)	–	–	–	(8,904)
Exclude tax on early extinguishment of debt (a)	–	–	–	–	–

Adjusted income tax provision (benefit)	(8,904)	–	–	–	(8,904)
Minority interest in earnings before depreciation and amortization	–	–	–	–	–
Add: EBDT from discontinued operations	–	–	–	–	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(13,174)	$–	$–	$–	$(13,174)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total 2002

			Plus
		Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

Revenues	$448,339	$61,886	$88,842	$5,091	$480,386
Exclude straight-line rent adjustment	(4,565)	–	–	(27)	(4,592)
Add back equity method depreciation expense	12,272	–	(12,034)	–	238

Adjusted revenues	456,046	61,886	76,808	5,064	476,032
Operating expenses, including depreciation and amortization for non-Real Estate Groups	270,084	34,652	53,272	2,762	291,466
Exclude straight-line rent adjustment	(3,461)	–	–	–	(3,461)

Adjusted operating expenses	266,623	34,652	53,272	2,762	288,005

Net operating income	189,423	27,234	23,536	2,302	188,027
Interest expense	88,515	16,445	23,536	822	96,428
Exclude early extinguishment of debt (a)	(380)	–	–	–	(380)

Adjusted interest expense	88,135	16,445	23,536	822	96,048
Income tax (benefit) provision	8,558	–	–	(202)	8,356
Exclude tax on early extinguishment of debt (a)	150	–	–	–	150

Adjusted income tax provision (benefit)	8,708	–	–	(202)	8,506
Minority interest in earnings before depreciation and amortization	10,789	10,789	–	–	–
Add: EBDT from discontinued operations	1,682	–	–	(1,682)	–

Earnings before depreciation, amortization and deferred taxes (EBDT)	$83,473	$–	$–	$–	$83,473

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)	$83,473	$–	$–	$–	$83,473
Depreciation and amortization – Real Estate Groups	(55,596)	–	–	(655)	(56,251)
Deferred taxes – Real Estate Groups	(5,196)	–	–	(38)	(5,234)
Straight-line rent adjustment	1,104	–	–	27	1,131
Loss on early extinguishment of debt, net of tax(a)	(230)	–	–	–	(230)
Loss on disposition of operating properties and other investments, net of tax	(70)	–	–	–	(70)
Discontinued operations, net of tax and minority interest:
Depreciation and amortization	(655)	–	–	655	–
Deferred taxes	(38)	–	–	38	–
Straight-line rent adjustment	27	–	–	(27)	–

Net earnings	$22,819	$–	$–	$–	$22,819

(a)	Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported as loss on debt extinguishment. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At July 31, 2003, the Company had $926,680,000 of variable-rate debt outstanding. This is inclusive of the $83,750,000 outstanding under its long-term credit facility. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate non-recourse financing for its rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (LIBOR) interest rate caps and swaps as follows.

	Caps (2)			Swaps (1) (2)

Coverage	Amount		Average Rate	Amount	Average Rate

	(dollars in thousands)
08/01/03 - 02/01/04	$1,069,908	(3)	6.32%	$372,426	2.13%
02/01/04 - 02/01/05	633,653		6.17%	404,502	2.72%
02/01/05 - 02/01/06	370,495		7.23%	261,349	3.48%
02/01/06 - 02/01/07	167,606		6.63%	322,575	3.61%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.
(2)	In August 2003 and September 2003, the Company executed several derivative instruments. The Company purchased approximately $144 million in Interest Rate Caps, effective in August 2003 with durations of 18 months to 3 years. Additionally, approximately $255.5 million of Interest Rate Swaps were executed. The Swaps have commencement dates ranging from October 2003 through May 2005 with durations ranging from 18 months to 3 years.
(3)	These LIBOR-based hedges as of August 1, 2003 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2004.

The interest rate hedges summarized in the tables above were purchased to mitigate short-term variable interest rate risk. The Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, in September 2003, the Company has executed a $31.4 million Treasury Lock at 4.60%. The Treasury Lock expires in October 2003.

The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company’s total fixed-rate debt at July 31, 2003 was $2,672,404,000 compared to an estimated fair value of $2,721,797,000. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $2,882,255,000 at July 31, 2003.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At July 31, 2003, LIBOR interest rate caps and Treasury options were reported at their fair value of approximately $729,000 in the Consolidated Balance Sheet as Other Assets. The fair value of interest rate swap agreements at July 31, 2003 is an unrealized loss of $2,043,000 and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheet.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

July 31, 2003

	Expected Maturity Date

Long-Term Debt	2003	2004	2005	2006	2007	Thereafter

	(dollars in thousands)
Fixed:
Fixed rate debt	$43,341	$59,572	$133,583	$413,072	$120,595	$1,506,125
Weighted average interest rate	6.92%	7.11%	7.23%	6.60%	7.17%	7.05%
UDAG	4,911	365	10,876	8,050	402	51,112
Weighted average interest rate	3.85%	0.00%	3.86%	0.00%	0.03%	1.79%
Senior & Subordinated Debt (1)	–	–	–	–	–	320,400
Weighted average interest rate						7.66%

Total Fixed Rate Debt	48,252	59,937	144,459	421,122	120,997	1,877,637

Variable:
Variable rate debt	332,617	157,686	59,315	5,965	24,821	157,526
Weighted average interest rate
Tax Exempt	16,660	36,340	21,000	–	–	31,000
Weighted average interest rate
Credit Facility (1)	12,500	25,000	25,000	21,250	–	–
Weighted average interest rate

Total Variable Rate Debt	361,777	219,026	105,315	27,215	24,821	188,256

Total Long-Term Debt	$410,029	$278,963	$249,774	$448,337	$145,818	$2,066,163

	Total	Fair Market
	Outstanding	Value
	7/31/03	7/31/03

Fixed:
Fixed rate debt	$2,276,288	$2,335,828
Weighted average interest rate	6.98%
UDAG	75,716	52,120
Weighted average interest rate	2.02%
Senior & Subordinated Debt (1)	320,400	333,849
Weighted average interest rate	7.66%

Total Fixed Rate Debt	2,672,404	2,721,797

Variable:
Variable rate debt	737,930	737,930
Weighted average interest rate	3.73%
Tax Exempt	105,000	105,000
Weighted average interest rate	1.97%
Credit Facility (1)	83,750	83,750
Weighted average interest rate	3.91%

Total Variable Rate Debt	926,680	926,680

Total Long-Term Debt	$3,599,084	$3,648,477

(1)	Represents recourse debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

July 31, 2002

	Expected Maturity Date

Long-Term Debt	2002	2003	2004	2005	2006	Thereafter

	(dollars in thousands)
Fixed:
Fixed rate debt	$20,328	$61,488	$49,253	$133,929	$394,322	$1,221,046
Weighted average interest rate	7.45%	7.26%	7.28%	7.37%	6.66%	7.54%
UDAG	110	2,833	415	10,929	8,106	47,571
Weighted average interest rate	0.02%	3.52%	0.61%	3.87%	0.03%	1.93%
Senior & Subordinated Debt (1)	–	–	–	–	–	220,400
Weighted average interest rate						8.48%

Total Fixed Rate Debt	20,438	64,321	49,668	144,858	402,428	1,489,017

Variable:
Variable rate debt	209,780	362,455	92,092	1,187	1,283	101,290
Weighted average interest rate
Tax Exempt	45,000	660	7,940	–	–	31,000
Weighted average interest rate
Credit Facility (1)	12,500	25,000	25,000	25,000	74,250	–
Weighted average interest rate

Total Variable Rate Debt	267,280	388,115	125,032	26,187	75,533	132,290

Total Long -Term Debt	$287,718	$452,436	$174,700	$171,045	$477,961	$1,621,307

	Total	Fair Market
	Outstanding	Value
	7/31/02	7/31/02

Fixed:
Fixed rate debt	$1,880,366	$1,914,708
Weighted average interest rate	7.33%
UDAG	69,964	44,432
Weighted average interest rate	2.07%
Senior & Subordinated Debt (1)	220,400	214,543
Weighted average interest rate	8.48%

Total Fixed Rate Debt	2,170,730	2,173,683

Variable:
Variable rate debt	768,087	768,087
Weighted average interest rate	4.74%
Tax Exempt	84,600	84,600
Weighted average interest rate	2.33%
Credit Facility (1)	161,750	161,750
Weighted average interest rate	5.18%

Total Variable Rate Debt	1,014,437	1,014,437

Total Long -Term Debt	$3,185,167	$3,188,120

(1)	Represents recourse debt.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Changes in internal controls. Subsequent to the date of the evaluation, there have been no significant changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

Item 4. Submission of Matters to a Vote of Security-Holders

On June 11, 2003, the Company held its annual meeting of shareholders. At that meeting, the shareholders elected four directors by holders of Class A Common Stock and nine directors by holders of Class B Common Stock, each to hold office until the next shareholder meeting and until his or her successor is elected; approved the amendment of the 1994 Stock Option Plan to increase the number of shares authorized to be issued; and ratified PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending January 31, 2004.

It was reported that 32,466,657 shares of Class A Common Stock representing 32,466,657 votes and 13,438,335 shares of Class B Common Stock representing 134,383,350 votes were represented in person and by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:

				Abstentions
				and/or
				Broker
		For	Against	Non-votes

(1)	Election of the following nominated directors by Class A shareholders

	Michael P. Esposito, Jr	31,680,447		786,210
	Joan K. Shafran	31,895,235		571,422

	Louis Stokes	31,693,353		773,304

	Stan Ross	31,933,963		532,694

(2)	Election of the following nominated directors by Class B shareholders

	Albert B. Ratner	134,267,936		115,417

	Samuel H. Miller	134,270,186		113,167

	Charles A. Ratner	134,267,936		115,417

	James A. Ratner	134,267,936		115,417

	Jerry V. Jarrett	134,286,680		96,667

	Ronald A. Ratner	134,267,936		115,417

	Scott S. Cowen	134,286,686		96,667

	Brian J. Ratner	134,267,936		115,417

	Deborah Ratner Salzberg	134,267,936		115,417

(3)	Approval of the amendment of the 1994 Stock Option Plan to increase the number of shares authorized to be issued to 5,875,000	146,209,989	7,565,557	24,137

(4)	Ratification of independent auditors PricewaterhouseCoopers LLP	166,515,966	300,969	33,072

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Form of Senior Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

4.4	-	7.625% Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1-4372).

4.5	-	Form of 7.625% Senior Notes due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.16	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.17	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

+10.18	-	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

+10.19	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

+10.20	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.22	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.23	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

10.26	-	intentionally omitted.

10.27	-	intentionally omitted.

Exhibit
Number		Description of Document

+10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.29	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.30	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.31	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.32	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.33	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.34	-	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.35	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.36	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

Exhibit
Number		Description of Document

10.37	-	Credit Agreement, dated as of March 5, 2002, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 5, 2002 (File No. 1-4372).

10.38	-	Guaranty of Payment of Debt, dated as of March 5, 2002, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated March 5, 2002 (File No 1-4372).

+10.39	-	Form of Restricted Stock Agreement between Forest City Enterprises,Inc. and the grantee, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended January 31, 2003 (File No. 1-4372).

10.40	-	First Amendment to Credit Agreement, dated as of May 9, 2003, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 1-4372).

10.41	-	First Amendment to Guaranty of Payment of Debt, dated as of May 9, 2003, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 1-4372).

+10.42	-	1994 Stock Option Plan, as Amended, incorporated by reference to Exhibit A to the Forest City Enterprises, Inc. Proxy Statement for its Annual Meeting of Shareholders held on June 11, 2003.

* 31.1	-	Principle Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	-	Principle Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement.

*	Filed herewith.

(b) Reports on Form 8-K.

     During the three months ended July 31, 2003, the Company:

(1)	Filed a current report on Form 8-K on May 9, 2003 under Items 5 and 7 to issue a press release announcing an intended $200,000,000 senior note offering.

(2)	Filed a current report on Form 8-K on May 12, 2003 under Items 5 and 7 to provide the electronic signature that was inadvertently omitted from the May 9, 2003 filing.

(3)	Filed a current report on Form 8-K on May 14, 2003 under Items 5 and 7 to issue a press release announcing a $300,000,000 senior note offering.

(4)	Filed a current report on Form 8-K on May 20, 2003 under Item 5 and 7 to file the indenture, form of note and opinion of counsel relating to the $300,000,000 senior note offering.

(5)	Furnished a current report on Form 8-K on June 11, 2003 under Item 12 to issue a press release announcing financial results for the quarter ended April 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date September 12, 2003	/S/ THOMAS G. SMITH

Thomas G. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date September 12, 2003	/S/ LINDA M. KANE
Linda M. Kane Senior Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number		Description of Document

31.1	-	Principle Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principle Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.