Form 10-Q
period 2003-10-31
FOREST CITY ENTERPRISES INC
filed 2003-12-08
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2003

Class A Common Stock, $.33 1/3 par value	36,240,544 shares

Class B Common Stock, $.33 1/3 par value	13,715,992 shares

THIS PAGE INTENTIONALLY LEFT BLANK

FOREST CITY ENTERPRISES, INC.
Table of Contents

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets — October 31, 2003 (Unaudited) and January 31, 2003	2
Consolidated Statements of Earnings (Unaudited) — Three and Nine Months Ended October 31, 2003 and 2002	3
Consolidated Statements of Comprehensive Income (Unaudited) — Nine Months Ended October 31, 2003 and 2002	4
Consolidated Statements of Shareholders’ Equity (Unaudited) — Nine Months Ended October 31, 2003 and 2002	4
Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended October 31, 2003 and 2002	5 - 6
Notes to Consolidated Financial Statements (Unaudited)	7 - 18
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 57
Item 3. Quantitative and Qualitative Disclosures about Market Risk	58 - 60
Item 4. Controls and Procedures	61
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	61
Item 4. Submission of Matters to a Vote of Security-Holders	61
Item 6. Exhibits and Reports on Form 8-K	62 - 68
Signatures	69

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	October 31, 2003	January 31, 2003

	(Unaudited)
	(in thousands)
Assets
Real Estate
Completed rental properties	$4,446,313	$3,866,625
Projects under development	529,384	572,476
Land held for development or sale	36,432	35,036

Total Real Estate	5,012,129	4,474,137
Less accumulated depreciation	(706,878)	(615,653)

Real Estate, net	4,305,251	3,858,484
Cash and equivalents	175,958	122,356
Restricted cash	133,455	127,046
Notes and accounts receivable, net	417,981	286,652
Inventories	35,743	38,638
Investments in and advances to real estate affiliates	460,345	489,205
Other assets	211,340	154,828

Total Assets	$5,740,073	$5,077,209

Liabilities and Shareholders' Equity
Liabilities
Mortgage debt, nonrecourse	$3,478,990	$3,016,107
Notes payable	137,730	79,484
Long-term credit facility	62,500	135,250
Senior and subordinated debt	320,400	220,400
Accounts payable and accrued expenses	645,078	585,042
Deferred income taxes	288,253	255,888

Total Liabilities	4,932,951	4,292,171
Minority interest	60,951	79,066

Commitments and Contingencies
Company-Obligated Trust Preferred Securities	—	—
Shareholders' Equity
Preferred stock — without par value
5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 36,509,636 and 35,678,086 shares issued, 36,240,344 and 35,525,067 outstanding, respectively	12,170	11,892
Class B, convertible, 36,000,000 shares authorized; 13,716,192 and 14,547,742 shares issued, 13,716,192 and 14,130,592 outstanding, respectively	4,572	4,850

	16,742	16,742
Additional paid-in capital	234,668	232,029
Retained earnings	505,722	470,348

	757,132	719,119
Less treasury stock, at cost; 269,292 Class A and 0 Class B shares and 153,019 Class A and 417,150 Class B shares, respectively	(1,971)	(4,425)
Accumulated other comprehensive loss	(8,990)	(8,722)

Total Shareholders' Equity	746,171	705,972

Total Liabilities and Shareholders' Equity	$5,740,073	$5,077,209

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	2003	2002	2003	2002

	(in thousands, except per share data)
Revenues
Rental properties	$242,532	$194,697	$666,441	$569,143
Lumber trading	39,627	23,296	86,508	72,896
Equity in earnings of unconsolidated real estate entities	11,433	10,735	33,103	31,493

	293,592	228,728	786,052	673,532

Expenses
Operating expenses	169,841	140,713	452,518	406,361
Interest expense	50,509	39,958	142,140	127,469
Loss on early extinguishment of debt	—	355	10,718	735
Provision for decline in real estate	—	957	2,728	957
Depreciation and amortization	31,062	30,356	91,300	84,285

	251,412	212,339	699,404	619,807

Loss on disposition of other investments	—	—	(431)	(116)

Earnings before income taxes	42,180	16,389	86,217	53,609

Income tax expense
Current	(2,813)	(4,320)	1,080	4,053
Deferred	20,098	11,028	31,669	16,429

	17,285	6,708	32,749	20,482

Earnings before minority interest and discontinued operations	24,895	9,681	53,468	33,127
Minority interest	(1,466)	(183)	(8,565)	(2,037)

Earnings from continuing operations	23,429	9,498	44,903	31,090
Discontinued operations, net of tax and minority interest
(Loss) earnings from operations	(1,301)	(557)	(1,433)	670
Gain on disposition of operating properties	3,844	—	3,897	—

	2,543	(557)	2,464	670

Net earnings	$25,972	$8,941	$47,367	$31,760

Basic earnings per common share
Earnings from continuing operations	$0.47	$0.19	$0.90	$0.63
Earnings from discontinued operations, net of tax and minority interest	0.05	(0.01)	0.05	0.01

Net earnings	$0.52	$0.18	$0.95	$0.64

Diluted earnings per common share
Earnings from continuing operations	$0.46	$0.19	$0.89	$0.62
Earnings from discontinued operations, net of tax and minority interest	0.05	(0.01)	0.05	0.01

Net earnings	$0.51	$0.18	$0.94	$0.63

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended October 31,

	2003	2002

	(in thousands)
Net earnings	$47,367	$31,760

Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on investments in securities:
Unrealized gain (loss) on securities	305	(512)
Unrealized derivative (losses) gains:
Change in unrealized losses and gains on interest rate contracts, net of minority interest	(573)	694

Other comprehensive (loss) income, net of tax	(268)	182

Comprehensive income	$47,099	$31,942

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders Equity
(Unaudited)

	Common Stock
									Accumulated
	Class A		Class B		Additional		Treasury Stock		Other
					Paid-In	Retained			Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total

	(in thousands)
Nine Months Ended October 31, 2003
Balances at January 31, 2003	35,678	$11,892	14,548	$4,850	$232,029	$470,348	570	$(4,425)	$(8,722)	$705,972
Net earnings						47,367				47,367
Other comprehensive loss, net of tax									(268)	(268)
Dividends $.24 per share						(11,993)				(11,993)
Conversion of Class B to Class A shares	832	278	(832)	(278)						—
Exercise of stock options					1,700		(188)	1,441		3,141
Income tax benefit from stock option exercises					1,065					1,065
Restricted stock issued					(1,013)		(113)	1,013		—
Amortization of unearned compensation					887					887

Balances at October 31, 2003	36,510	$12,170	13,716	$4,572	$234,668	$505,722	269	$(1,971)	$(8,990)	$746,171

Nine Months Ended October 31, 2002
Balances at January 31, 2002	35,101	$11,700	15,125	$5,042	$228,263	$432,939	762	$(6,140)	$(9,291)	$662,513
Net earnings						31,760				31,760
Other comprehensive income, net of tax									182	182
Dividends $.17 per share						(8,441)				(8,441)
Conversion of Class B to Class A shares	543	181	(543)	(181)						—
Exercise of stock options					1,418		(187)	1,671		3,089
Income tax benefit from stock option exercises					1,412					1,412
Amortization of unearned compensation					715					715

Balances at October 31, 2002	35,644	$11,881	14,582	$4,861	$231,808	$456,258	575	$(4,469)	$(9,109)	$691,230

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,

	2003	2002

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$621,494	$609,281
Cash distributions from unconsolidated entities	13,331	13,705
Proceeds from land sales	55,800	46,958
Land development expenditures	(56,962)	(28,232)
Operating expenditures	(404,622)	(390,606)
Interest paid	(134,577)	(128,873)

Net cash provided by operating activities	94,464	122,233

Cash Flows from Investing Activities
Capital expenditures	(304,962)	(433,997)
Proceeds from disposition of operating properties and other investments	2,549	—
Changes in investments in and advances to real estate affiliates	36,911	(69,822)

Net cash used in investing activities	(265,502)	(503,819)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	300,000	—
Retirement of senior notes	(208,500)	—
Payment of senior notes issuance costs	(8,092)	—
Increase in nonrecourse mortgage debt	785,387	334,829
Increase in long-term credit facility	19,000	231,000
Principal payments on nonrecourse mortgage debt	(549,839)	(58,284)
Payments on long-term credit facility	(91,750)	(90,500)
Increase in notes payable	77,441	15,355
Payments on notes payable	(18,638)	(20,785)
Repayment of Lumber Trading Group securitization agreement	(55,000)	—
Change in restricted cash and book overdrafts	16,263	(31,490)
Payment of deferred financing costs	(27,168)	(7,897)
Exercise of stock options	3,141	3,089
Dividends paid to shareholders	(10,464)	(7,933)
(Decrease) increase in minority interest	(7,141)	5,799

Net cash provided by financing activities	224,640	373,183

Net increase (decrease) in cash and equivalents	53,602	(8,403)
Cash and equivalents at beginning of period	122,356	50,054

Cash and equivalents at end of period	$175,958	$41,651

See notes to consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended October 31,

	2003	2002

	(in thousands)

Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$47,367	$31,760
Discontinued operations:
Minority interest	218	(278)
Depreciation	659	2,524
Amortization	121	98
Gain on disposition of operating properties	(6,769)	—
Loss on early extinguishment of debt	190	—
Minority interest	8,565	2,037
Depreciation	75,234	70,204
Amortization	16,066	14,081
Equity in earnings of unconsolidated entities	(33,103)	(31,493)
Cash distributions from unconsolidated entities	13,331	13,705
Deferred income taxes	32,541	13,578
Loss on disposition of other investments	431	116
Provision for decline in real estate	2,728	957
Loss on early extinguishment of debt	10,718	735
(Increase) decrease in land included in projects under development	(6,329)	3,638
Decrease in land included in completed rental properties	—	341
Increase in land held for development or sale	(1,396)	(11,164)
(Increase) decrease in notes and accounts receivable	(76,124)	2,658
Decrease in inventories	2,895	6,519
Increase in other assets	(29,941)	(11,566)
Increase in accounts payable and accrued expenses	37,062	13,783

Net cash provided by operating activities	$94,464	$122,233

Supplemental Non-Cash Disclosures:

The schedule below represents the effect of the following non-cash transactions for the nine months ended October 31:

2003 *	Increase in interest in Station Square Freight House, a specialty retail center
Disposition of interest in Trowbridge, a supported-living community
Acquisitions of additional interests in ten syndicated residential properties:
Arboretum Place, Bowin, Bridgewater, Drake, Enclave, Grand, Lakeland, Lofts at 1835 Arch, Silver Hill and Trellis at Lee's Mill
Acquisition of Grove, an apartment community
Change to equity method of accounting from full consolidation due to the admission of a 50% partner in Emporium, a retail project under development
2002 *	None

Operating Activities
Notes and accounts receivable	$(204)	$—
Other assets	(13,151)	—
Accounts payable and accrued expenses	21,370	—

Total effect on operating activities	$8,015	$—

Investing Activities
Investments in and advances to affiliates	$11,887	$—
Acquisition of completed rental properties	(227,499)	—

Total effect on investing activities	$(215,612)	$—

Financing Activities
Decrease in notes and loans payable	$(557)	$—
Increase in nonrecourse mortgage debt	227,911	—
Decrease in minority interest	(19,757)	—

Total effect on financing activities	$207,597	$—

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

The Company uses the pro-rata method of consolidation to analyze its properties as the pro-rata method of consolidation provides operating data at the Company’s ownership share. The pro-rata method of consolidation is not a method of consolidation acceptable under GAAP. Thus, all information the Company has historically provided under pro-rata consolidation has been removed from the Company’s financial statements and related footnotes. This information is now provided in the Company’s Management Discussion and Analysis on pages 38-46 of this filing.

Accounting for Derivative Instruments and Hedging Activities

During the three and nine months ended October 31, 2003, the Company recorded approximately $25,000 and $565,000, respectively, as interest expense in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. During the three and nine months ended October 31, 2002, the Company recorded approximately $19,000 and $204,000, respectively, as an increase of interest expense due to the ineffective portion of its cash flow hedges. The amount of net derivative losses reclassified into earnings from other comprehensive income as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $-0- for the three and nine months ended October 31, 2003, and was $58,000 and $738,000, for the three and nine months ended October 31, 2002, respectively. As of October 31, 2003, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated other comprehensive loss into earnings as interest expense associated with the effectiveness of cash flow hedges of approximately $2,298,000, net of tax. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material.

At October 31 and January 31, 2003, interest rate caps were reported at their fair value of approximately $3,917,000 and $753,000 respectively, in the Consolidated Balance Sheets as Other Assets. The fair value of interest rate swap and floor agreements at October 31 and January 31, 2003 is an unrealized loss of approximately $7,376,000 and $4,340,000, respectively, and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

Stock-Based Compensation

During the nine months ended October 31, 2003, the Company granted 661,900 Class A fixed stock options to key employees and nonemployee members of the Board of Directors. The options have a term of 10 years, vest 25% after two years, 50% after three years and 100% after four years and have a weighted average exercise price of $31.03. The exercise price of the options granted was equal to the market price of the underlying stock on the date of grant resulting in no intrinsic value and no compensation expense under APBO No. 25.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.     Accounting Policies continued

Stock-Based Compensation (continued)

The Company also granted 112,500 shares of restricted Class A common stock to key employees. The restricted shares were awarded out of treasury stock, having a cost basis of $1,012,500, with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. The market value on the date of grant of $3,487,500 was recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation of this award along with previously issued restricted stock is reported as an offset of Additional Paid-In Capital in the accompanying consolidated financial statements. At October 31, 2003, the unamortized unearned compensation relating to all restricted stock amounted to $5,227,000.

Stock based compensation costs, net of tax, relating to restricted stock awards were charged to net earnings in the amount of $186,000 and $121,000, respectively, during the three months ended October 31, 2003 and 2002, and $536,000 and $432,000, respectively, during the nine months ended October 31, 2003 and 2002. While these amounts were computed under APBO No. 25, they are equal to the fair value based amounts as computed under SFAS No. 123 “Accounting for Stock-Based Compensation.”

The following table illustrates the effect on net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options.

	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

Net earnings (in thousands)

As reported	$25,972	$8,941	$47,367	$31,760

Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of related tax effect	(896)	(644)	(2,443)	(1,932)

Pro forma	$25,076	$8,297	$44,924	$29,828

Basic earnings per share

As reported	$.52	$.18	$.95	$.64

Pro forma	$.50	$.17	$.90	$.60

Diluted earnings per share

As reported	$.51	$.18	$.94	$.63

Pro forma	$.49	$.17	$.89	$.59

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

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.     Accounting Policies continued

New Accounting Standards (continued)

In addition, this statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation is effective for the Company for the fiscal year ended January 31, 2004. The new requirements for quarterly disclosure were effective for the quarter ended April 30, 2003. The Company will continue to apply APBO No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation and does not expect SFAS No. 148 to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation and the related FASB Staff Position (“FSP”) apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first year or interim period ending after December 15, 2003. The FASB issued an Exposure Draft and a number of FSP’s that address certain implementation issues that have arisen since the FASB issued FIN No. 46. The Company is in the process of quantifying the full impact of FIN No. 46 on its financial statements based on its understanding of FIN No. however, 46, the related Exposure Draft and FSPs issued to date as they are currently written. However, as of the date of this filing the guidance on FIN No. 46 has not yet been finalized. The Company believes it is reasonably possible it is the primary beneficiary of many of its equity method investments. As a result, full consolidation of these investments may be required under FIN No. 46, however, a final assessment cannot be made at this time. The financial position and results of operations for the Company’s equity method investments, which the Company is currently assessing under FIN No. 46 are presented in Note K — Investments In and Advances to Affiliates on page 17 of this Form 10-Q.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. This statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

A.     Accounting Policies continued

New Accounting Standards (continued)

In March 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is effective for revenue arrangements entered into by the Company subsequent to January 31, 2004. The Company does not expect this statement to have a current material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The minority interests associated with certain of the Company’s consolidated joint ventures that have finite lives under the terms of the agreements represent mandatorily redeemable interests as defined in SFAS 150. On November 7, 2003, the FASB indefinitely deferred the effective date of paragraphs nine and ten of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests in order to address a number of interpretation and implementation issues. However, the disclosure provisions of SFAS 150 are still required. Although no such obligation exists, if the Company were to dissolve the entities or sell the underlying real estate assets and satisfy any outstanding obligations, in all of its consolidated finite life entities as of October 31, 2003, the estimated aggregate settlement value of these noncontrolling interests would approximate book value due to the Company’s preferred returns upon settlement. The Company’s assessment of the settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its noncontrolling interests, as required under the terms of the respective agreements. While additional guidance from the FASB relating to noncontrolling interests in consolidated finite life partnerships is pending, the Company does not expect the remainder of this statement to have an immediate material impact on the Company’s financial position, results of operations or cash flows.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B.     Discontinued Operations

The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of business. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction, and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

For the three months ended October 31, 2003, two properties, Vineyards and Laurels, were included in discontinued operations. Vineyards, a 366-unit apartment complex in Broadview Heights, Ohio and Laurels, a 520-unit apartment complex in Justice, Illinois, were both sold during the third quarter. For the nine months ended October 31, 2003, three properties, Vineyards, Laurels, and Trowbridge, were included in discontinued operations. The Company turned over the deed to Trowbridge, a supported-living community located in Southfield, Michigan, in lieu of foreclosure in April 2003. Vineyards, Laurels and Trowbridge were previously included in the Residential Group.

For the three and nine months ended October 31, 2002, five properties were included in discontinued operations: Bay Street, Courtland Center, Trowbridge, Vineyards and Laurels. Bay Street, a 16,000-square-foot retail center located in Staten Island, New York, was sold in the fourth quarter of fiscal 2002. Courtland Center, a 458,000-square-foot retail center located in Flint, Michigan, was also sold during the fourth quarter of fiscal 2002. Bay Street and Courtland Center were both previously included in the Commercial Group.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

B.     Discontinued Operations (continued)

The assets and liabilities relating to Trowbridge being held for sale and operating results relating to assets sold and assets held for sale from Bay Street, Courtland Center, Trowbridge, Vineyards and Laurels are as follows.

	October 31,	January 31,
	2003	2003

	(in thousands)
Assets

Real estate, net	$—	$20,004

Other assets	—	1,021

	$—	$21,025

Liabilities

Mortgage debt, nonrecourse	$—	$20,822

Other liabilities	—	574

	$—	$21,396

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)

Revenues	$880	$4,787	$5,702	$14,819

Expenses

Operating expenses	1,086	3,001	4,788	9,108

Interest expense	382	942	1,143	2,767

Loss on early extinguishment of debt	190	—	190	—

Depreciation and amortization	154	1,367	780	2,622

	1,812	5,310	6,901	14,497

Gain on disposition of operating properties	6,358	—	6,769	—

Earnings (loss) before income taxes	5,426	(523)	5,570	322

Income tax expense (benefit)

Current	382	276	2,083	2,654

Deferred	2,501	(116)	805	(2,724)

	2,883	160	2,888	(70)

Earnings before minority interest	2,543	(683)	2,682	392

Minority interest	—	126	(218)	278

Net earnings (loss) from discontinued operations	$2,543	$(557)	$2,464	$670

The following table summarizes the gain (loss) on disposition of operating properties for the three and nine months ended October 31, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Discontinued operations

Laurels	$4,249	$—	$4,249	$—

Vineyards	2,109	—	2,109	—

Trowbridge	—	—	538	—

Other	—	—	(127)	—

Total	$6,358	$—	$6,769	$—

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

C.     Senior Notes

On May 19, 2003, the Company issued $300,000,000 of its 7.625% senior notes due June 1, 2015 in a public offering under its shelf registration statement. Accrued interest is payable semi-annually beginning on December 1, 2003. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remainder of the proceeds was used for offering costs of $8,092,000, to repay $73,000,000 outstanding under the revolving portion of the long-term credit facility and for general working capital purposes. The new 7.625% senior notes contain covenants comparable to the previously outstanding 8.5% senior notes. The Company currently has $542,180,000 available under its shelf registration.

D.     Provision for Decline in Real Estate

The following table summarizes the Company’s Provision for Decline in Real Estate for the three and nine months ended October 31, 2003 and 2002. The provision represents the adjustment to fair market value of land held by the Residential Group and a retail center held by the Commercial Group.

			Three Months Ended		Nine Months Ended
			October 31,		October 31,

			2003	2002	2003	2002

			(in thousands)		(in thousands)

Leggs Hill	Land	Salem, MA	$—	$957	$1,624	$957

Hunting Park	Retail Center	Philadelphia, PA	—	—	1,104	—

Total			$—	$957	$2,728	$957

E.     Reclassification

Certain items in the consolidated financial statements for 2002 have been reclassified to conform to the 2003 presentation (see Notes B and F).

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

F.     Loss on Early Extinguishment of Debt

On February 1, 2002, the Company adopted the provisions of SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145), which requires gains or losses from early extinguishment of debt to be classified in operating income or loss. The Company previously recorded gains or losses from early extinguishment of debt as extraordinary items, net of tax, in its Statement of Earnings. For the three and nine months ended October 31, 2003, the Company has recorded $190,000 relating to the dispositions of Laurels and Vineyards as Loss on Early Extinguishment of Debt in Discontinued Operations. Laurels is a residential property located in Justice, Illinois, and Vineyards is a residential property located in Broadview Heights, Ohio. For the nine months ended October 31, 2003, the Company recorded $10,718,000 as Loss on Early Extinguishment of Debt. This amount is primarily the result of the payment in full of the Company’s $200,000,000 8.5% senior notes due in 2008 at a premium of 104.25% for a loss on extinguishment of $8,500,000 for redemption premium and approximately $3,000,000 related to the write-off of unamortized debt issue costs. These changes were offset, in part, by net gains on early extinguishment of debt of approximately $800,000 on several residential properties.

For the three and nine months ended October 31, 2002, the Company reclassified $355,000 ($214,000, net of tax) and $735,000 ($444,000, net of tax) of early extinguishment of debt from Extraordinary Loss to Loss on Early Extinguishment of Debt to conform to the new guidance. These losses represented the impact of early extinguishment of nonrecourse debt in order to secure more favorable financing terms. The Company recorded extraordinary losses related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania, Autumn Ridge and Cambridge Towers, residential properties located in Michigan and Regency Towers, a residential property located in Jackson, New Jersey.

G.     Dividends

The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share

March 12, 2003	June 2, 2003	June 16, 2003	$.06

June 11, 2003	September 2, 2003	September 15, 2003	$.09

September 10, 2003	December 1, 2003	December 15, 2003	$.09

December 4, 2003*	March 1, 2004	March 15, 2004	$.09

*	Since this dividend was declared after October 31, 2003, it is not reflected in the consolidated financial statements.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

H.     Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for “earnings from continuing operations.”

		Weighted
	Earnings	Average
	From	Common
	Continuing	Shares	Per
	Operations	Outstanding	Common
	(Numerator)	(Denominator)	Share

	(in thousands)
Three Months Ended

October 31, 2003:

Basic EPS	$23,429	49,939,452	$0.47

Effect of dilutive securities — stock options	—	732,522	(0.01)

Diluted EPS	$23,429	50,671,974	$0.46

October 31, 2002:

Basic EPS	$9,498	49,650,529	$0.19

Effect of dilutive securities — stock options	—	502,356	—

Diluted EPS	$9,498	50,152,885	$0.19

Nine Months Ended

October 31, 2003:

Basic EPS	$44,903	49,842,969	$0.90

Effect of dilutive securities — stock options	—	656,729	(0.01)

Diluted EPS	$44,903	50,499,698	$0.89

October 31, 2002:

Basic EPS	$31,090	49,594,305	$0.63

Effect of dilutive securities — stock options	—	598,641	(0.01)

Diluted EPS	$31,090	50,192,946	$0.62

I.     Commitments and Contingencies

In October 2003, the Company admitted Westfield America, Inc. as a partner into its Emporium project, a retail development in San Francisco. Pursuant to that agreement, the Company agreed to purchase a 50% interest in a partnership owned by Westfield America at a cost of $75,000,000. This acquisition will entitle the Company to a 50% economic interest in One San Francisco Centre, a retail property in operation located adjacent to Emporium. The purchase of this interest is planned for 2006 to coincide with the opening of Emporium.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

J.     Reduction of Reserves On Notes Receivable and Recognition of Contingent Interest Income

The Company, through its Residential Group, is the 1% general partner in 23 Federally Subsidized housing projects owned by syndicated partnerships. Upon formation of these partnerships approximately 20 years ago, the Company received interest-bearing notes receivable as consideration for development and other fee services. At their inception, these notes were fully reserved as their collection was doubtful based on the limited cash flows generated by the properties pursuant to their government subsidy contracts. Likewise, a reserve for the related accrued interest was established each year.

During the years ended January 31, 2003 and 2002, 20 of these properties completed a series of events that led to the reduction of a portion of these reserves. The first event was the modification or expiration of the Government contracts that now allow for market rate apartment rentals, which provide a significant increase in expected future cash flows. This, in turn, increased the appraised values of these properties and in some instances, resulted in a settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest. As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest is now probable. For the three and nine months ended October 31, 2003, reductions of $1,813,000 and $2,043,000, and reductions for the three and nine months ended October 31, 2002 of $319,000 and $4,169,000, respectively, are included in revenue in the Consolidated Statements of Earnings. The Company will continue to review the level of reserves against these notes receivable in relation to events that could change expected future cash flows from these properties.

In addition, during the nine months ended October 31, 2003, the Company recognized $5,300,000 in interest income on an unreserved note receivable from one of these 20 properties, representing participation proceeds from the sale of the property.

Millender Center — The Company owns a 1% general partnership interest in Millender Center (the “Project”), a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan, and loaned $14,775,000 to the 99% limited partners in 1985, as evidenced by a note. A full reserve against the note and accrued interest was recorded in 1995 when the Company determined that collection was doubtful due to the operating performance of the Project at that time.

In October 1998, the Project entered into a lease agreement with General Motors (“GM”) whereby the Project, except for the apartments, is leased to GM through 2010, when it is expected that GM will exercise a purchase option. This lease arrangement, coupled with the resurgence of downtown Detroit’s economy as a result of GM’s relocation of its corporate headquarters to a location adjacent to the Project and the entry of gaming, has significantly improved the operating performance of the Project. At the same time, the note was restructured with the limited partners to extend the term from December 31, 2000 to December 31, 2022. The Company believes that the current and anticipated improved performance of the Project supports its assessment that the original principal of the note is now fully collectible.

During the three and nine months ended October 31, 2003 the Company reduced $-0- and $5,633,000, respectively, of the reserve recorded against interest receivable from Millender Center. During the three and nine months ended October 31, 2002 the Company reduced $-0- and $690,000, respectively, of the reserve recorded against Millender Center. The reductions of this reserve was primarily the result of increased cash flow projections due to the extension of the Project’s tax advantaged bonds. The recorded balance of the note was $20,917,000 and $16,332,000 at October 31, 2003 and 2002, respectively. As of October 31, 2003, a $5,382,000 reserve against this note remains.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

K.     Investments in and Advances to Real Estate Affiliates

Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments in entities which the Company does not control and which are accounted for on the equity method as well as advances on behalf of other partners. Summarized financial information for the equity method investments is as follows.

	October 31,	January 31,
	2003	2003

	(in thousands)
Balance Sheet:

Completed rental properties	$2,367,862	$2,384,920

Projects under development	260,986	307,566

Land held for development or sale	95,016	85,663

Accumulated depreciation	(491,314)	(484,845)

Other assets	252,733	278,024

Total Assets	$2,485,283	$2,571,328

Mortgage debt, nonrecourse	$2,111,819	$2,226,384

Advances from general partner	1,385	18,355

Other liabilities	162,313	166,286

Partners’ equity	209,766	160,303

Total Liabilities and Partners’ Equity	$2,485,283	$2,571,328

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2003	2002	2003	2002

		(in thousands)
Operations:

Revenues	$121,894	$143,634	$415,624	$391,583

Operating expenses	(67,586)	(76,213)	(226,294)	(205,485)

Interest expense	(26,213)	(38,898)	(95,987)	(98,251)

Depreciation and amortization	(17,327)	(16,507)	(55,370)	(48,553)

Net Earnings (pre-tax)	$10,768	$12,016	$37,973	$39,294

Company’s portion of Net Earnings (pre-tax)	$11,433	$10,735	$33,103	$31,493

     Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	October 31,	January 31,
	2003	2003

	(in thousands)
Partners’ equity, as above	$209,766	$160,303

Equity of other partners	65,306	30,178

Company’s investment in partnerships	144,460	130,125

Advances to partnerships, as above	1,385	18,355

Advances to other real estate affiliates	314,500	340,725

Investments in and Advances to Real Estate Affiliates	$460,345	$489,205

As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions for the development and construction of real estate projects. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to four executive officers of the Company. At October 31, 2003 and January 31, 2003, amounts advanced in the normal course of business for development and construction of real estate projects on behalf of this partner collateralized by this partnership interest were $110,586,000 and $98,264,000, respectively, of the $314,500,000 and $340,725,000 presented above for “Advances to other real estate affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property.

FOREST CITY ENTERPRISES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

L.     Segment Information

The following tables summarize financial data for the Commercial, Residential, Land Development and Lumber Trading Groups and Corporate. All amounts, including footnotes, are presented in thousands.

			Three Months		Nine Months
			Ended October 31,		Ended October 31,
	October 31,	January 31,
	2003	2003	2003	2002	2003	2002

	Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group	$3,809,954	$3,628,251	$57,489	$101,396	$209,070	$311,559

Residential Group	1,312,348	990,192	78,384	22,228	128,554	146,785

Land Development Group	246,837	193,899	10,007	4,337	42,732	16,080

Lumber Trading Group	249,518	149,236	90	293	940	981

Corporate	121,416	115,631	88	290	721	793

	$5,740,073	$5,077,209	$146,058	$128,544	$382,017	$476,198

	Three Months		Nine Months		Three Months		Nine Months
	Ended October 31,		Ended October 31,		Ended October 31,		Ended October 31,

	2003	2002	2003	2002	2003	2002	2003	2002

		Revenues				Interest Expense

Commercial Group	$157,582	$152,922	$481,411	$430,852	$36,011	$26,362	$98,965	$89,175

Residential Group	40,817	36,931	132,678	109,704	6,268	5,788	18,724	16,234

Land Development Group	55,455	15,194	85,044	59,226	806	398	2,233	807

Lumber Trading Group (1)	39,627	23,296	86,508	72,896	966	649	2,385	2,044

Corporate	111	385	411	854	6,458	6,761	19,833	19,209

	$293,592	$228,728	$786,052	$673,532	$50,509	$39,958	$142,140	$127,469

	Three Months		Nine Months		Three Months		Nine Months
	Ended October 31,		Ended October 31,		Ended October 31,		Ended October 31,

	2003	2002	2003	2002	2003	2002	2003	2002

	Depreciation and Amortization				Earnings Before Income Taxes (2)

Commercial Group	$25,194	$24,036	$73,356	$68,518	$16,358	$17,039	$60,058	$37,870

Residential Group	4,884	5,099	14,999	12,401	9,448	7,135	36,669	26,657

Land Development Group	65	46	185	147	25,920	7,955	38,854	26,934

Lumber Trading Group (1)	481	536	1,408	1,604	3,728	(488)	4,306	(406)

Corporate	438	639	1,352	1,615	(13,274)	(14,295)	(50,511)	(36,373)

Loss on disposition of other investments	—	—	—	—	—	—	(431)	(116)

Provision for decline in real estate	—	—	—	—	—	(957)	(2,728)	(957)

	$31,062	$30,356	$91,300	$84,285	$42,180	$16,389	$86,217	$53,609

	Earnings Before Depreciation, Amortization
	and Deferred Taxes (EBDT) (3)

Commercial Group	$40,398	$43,340	$120,636	$101,178

Residential Group	18,625	17,643	55,942	45,453

Land Development Group	16,303	1,783	25,199	10,589

Lumber Trading Group	2,070	(372)	2,158	(431)

Corporate	(6,336)	(12,466)	(31,633)	(25,640)

Discontinued Operations (4)	(1,164)	579	(721)	2,831

Consolidated EBDT	69,896	50,507	171,581	133,980

Reconciliation of EBDT to net earnings: (5)

Depreciation and amortization — Real Estate Groups	(34,838)	(30,973)	(98,500)	(86,131)

Deferred taxes — Real Estate Groups	(15,447)	(10,502)	(32,374)	(15,778)

Straight-line rent adjustment	2,654	1,839	5,185	2,943

Provision for decline in real estate	—	(579)	(1,449)	(579)

Early extinguishment of debt, net of tax	—	(214)	—	(444)

Loss on disposition of other investments, net of tax	—	—	(261)	(70)

Discontinued operations not included in EBDT, net of tax and minority interest (4)

Depreciation and amortization	(154)	(1,283)	(731)	(2,376)

Deferred taxes	17	116	19	158

Straight-line rent adjustment	—	30	—	57

Gain on disposition of operating properties	3,844	—	3,897	—

Net earnings	$25,972	$8,941	$47,367	$31,760

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended October 31, 2003 and 2002 were $897,732 and $614,410, respectively. Sales invoiced for the nine months ended October 31, 2003 and 2002 were $2,083,523 and $1,951,959, respectively.

(2)	See Consolidated Statements of Earnings on page 3 for reconciliation of Earnings Before Income Tax “EBIT” to Net Earnings.

(3)	Early extinguishment of debt, which was formerly reported as an extraordinary item, is now recorded as an operating expense. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

(4)	See Note B — Discontinued Operations on Pages 11 and 12 for more information.

(5)	See Page 47 through 57 of this filing for additional information regarding the reconciliation of EBDT to Net Earnings.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-K for the year ended January 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company principally engages in the ownership, development, management and acquisition of commercial and residential real estate throughout the United States. The Company consists of four Strategic Business Units. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and Canadian provinces. The Company has more than $5.7 billion of assets in 22 states and the District of Columbia. Core markets include New York City, Denver, Boston, Washington D.C., Chicago, Philadelphia and California. The Corporate headquarters of the Company is in Cleveland, Ohio.

RESULTS OF OPERATIONS

The Company reports its results of operations by each of its four strategic business units as it believes it provides the most meaningful understanding of the Company’s financial performance.

Net Earnings — Net Earnings for the Company for the three months ended October 31, 2003 were $25,972,000 versus $8,941,000 for the three months ended October 31, 2002. Net Earnings for the Company for the nine months ended October 31, 2003 were $47,367,000 versus $31,760,000 for the nine months ended October 31, 2002. The positive fluctuation for this year compared to prior year is primarily attributable to new property openings and gains on dispositions of operating properties in the Company’s Real Estate Groups (see discussion of Commercial and Residential Groups below), increased land sales in the Land Development and Commercial Groups and increased earnings in Lumber Trading Group.

EBDT — The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT), is not a measure of operating results or cash flows from operations as defined by generally accepted accounting principles (GAAP) and may not be directly comparable to similarly-titled measures reported by other companies. The Company believes that EBDT provides additional information about its operations and, along with net earnings, is necessary to understand its operating results. EBDT is important to investors because it provides another method for the investor to measure the Company’s long term operating performance as net earnings can vary from year to year due to property dispositions, acquisitions and other factors that have a short term impact.

The major components of EBDT are Revenues, Operating Expenses and Interest Expense, each of which is discussed below. In addition, EBDT is reconciled to net earnings, the most comparable financial measure calculated in accordance with GAAP on page 47.

EBDT is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization (including amortization of mortgage procurement costs) and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). Early extinguishment of debt is now reported in operating earnings instead of extraordinary items. However, early extinguishment of debt is excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt is included in EBDT.

The adjustment to recognize rental revenues and rental expenses on the straight-line method is excluded because it is management’s opinion that rental revenues and expenses should be recognized when due from the tenants or due to the landlord. The Company excludes depreciation and amortization expense related to real estate operations from EBDT because the Company believes the values of its properties, in general, have appreciated, over time, in excess of their original cost. Deferred taxes from real estate operations, the result of timing differences of certain net expense items deducted in a future year for Federal income tax purposes, are excluded until the year in which they are reflected in the Company’s current tax provision. The provision for decline in real estate is excluded from EBDT because it varies from year to year based on factors unrelated to the Company’s overall financial performance and is related to the ultimate gain or loss on dispositions of operating properties. The Company’s EBDT may not be directly comparable to similarly-titled measures reported by other companies. See the reconciliation of EBDT to net earnings on page 47 of this filing.

The Company’s EBDT for the three months ended October 31, 2003 grew by 38.4% to $69,896,000 from $50,507,000. The Company’s EBDT for the nine months ended October 31, 2003 grew by 28.1% to $171,581,000 from $133,980,000. This increase over the prior year is primarily attributable to new property EBDT generated from 24 project openings and acquisitions that occurred during 2002 and the addition of seven residential communities, two office buildings and one retail center during the nine months ended October 31, 2003. In addition, the Company also experienced increased land sales in the Land Development, Commercial and Residential Groups, lower abandoned development project write-offs and an increase in non-recurring interest income in a participating note receivable. These increases were partially offset by a loss on early extinguishment of the Company’s $200,000,000 8.5% senior notes due 2008.

Pro-Rata Consolidation — The Company presents certain financial amounts under the pro-rata consolidation method (a non-GAAP measure) as management believes that it more accurately reflects the manner in which it operates its business. This is important to investors because in line with industry practice, the Company has made a large number of investments in which its economic ownership is less than 100% as a means of sharing risk. The Company publicly discloses and discusses its performance using this method of consolidation to complement its GAAP disclosures. The information in the tables on pages 38-46 present amounts for both full consolidation and pro-rata consolidation, providing a reconciliation of the difference between the two methods. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100% if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control. The information in the section entitled “Summary of Earnings before Depreciation, Amortization and Deferred Taxes” on pages 47 — 57 at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents amounts for both full consolidation, a GAAP measure, and pro-rata consolidation, providing a reconciliation of the difference between the two methods, as well as a reconciliation from EBDT to net earnings.

Net Operating Income from Real Estate Groups — Net Operating Income (“NOI”) is defined as Revenues less Operating Expenses. Under the full consolidation method, which is in accordance with GAAP, NOI from the combined Commercial Group and Residential Group (“Real Estate Groups”) for the three months ended October 31, 2003 was $98,163,000 compared to $85,815,000 for the three months ended October 31, 2002, a 14.4% increase and for the nine months ended October 31, 2003 was $302,003,000 compared to $251,591,000 for the nine months ended October 31, 2002, a 20.0% increase. The change in each component of NOI is discussed under each operating segment below.

Under the pro-rata consolidation method NOI, defined as adjusted revenues less adjusted expenses, from the Real Estate Groups for the three months ended October 31, 2003 was $104,834,000 compared to $95,287,000 for the three months ended October 31, 2002, a 10.0% increase and for the nine months ended October 31, 2003 was $318,898,000 compared to $272,167,000 for the nine months ended October 31, 2002, a 17.2 % increase.

All amounts discussed in the narrative below are based on the full consolidation method unless otherwise noted.

(Continued on Page 22)

Commercial Group

The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Commercial Group for newly opened properties for the three and nine months ended October 31, 2003 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended			Nine Months Ended

				October 31, 2003
		Quarter
		& Year				Operating			Operating
Property	Location	Opened	Sq. Ft.	Revenues		Expenses	Revenues		Expenses

Retail Centers:

Short Pump Town Center	Richmond, VA	Q3 - 2003	1,162,000	$(897	)*	N/A	$(897	)*	N/A

Woodbridge Crossing	Woodbridge, NJ	Q3 - 2002	284,000	755		461	2,092		1,410

Harlem Center	Manhattan, NY	Q3 - 2002	126,000	836		193	3,227		706

Promenade in Temecula Expansion	Temecula, CA	Q3 - 2002	249,000	433		125	1,493		480

Galleria at Sunset Expansion	Henderson, NV	Q2 - 2002	121,000	260	*	N/A	931	*	N/A

Station Square - Bessemer Court	Pittsburgh, PA	Q2 - 2002	52,000	19		93	792		475

Quebec Square	Denver, CO	Q2 - 2002	691,000	431		136	1,568		732

Office Buildings:

15 MetroTech Center	Brooklyn, NY	Q2 - 2003	653,000	6,235		880	7,265		1,434

40 Landsdowne Street	Cambridge, MA	Q2 - 2003	215,000	2,339		456	3,115		538

88 Sidney Street	Cambridge, MA	Q2 - 2002	145,000	(11)		340	2,526		685

35 Landsdowne Street	Cambridge, MA	Q2 - 2002	202,000	(117)		314	4,522		1,140

Total				$10,283		$2,998	$26,634		$7,600

*  Revenues represent the change from the prior year of the Company’s share of net earnings.
 N/A — not applicable — property recorded under equity method of accounting.

Revenues — Revenues for the Commercial Group increased by $4,660,000, or 3.0%, for the third quarter ended October 31, 2003 over the same period in the prior year. This increase is primarily the result of $10,283,000 from the opening of new properties as noted in the table above. These increases were partially offset by a decrease of $2,324,000 in the Company’s hotel portfolio due to a decrease in occupancy as a result of the decline in the overall travel industry and insurance claim proceeds from the Embassy Suites Hotel and $1,682,000 from the dispositions in the fourth quarter of 2002 of two specialty retail centers Bay Street and Courtland Center. Bay Street was a 16,000 square foot retail center located in Staten Island, New York and Courtland Center was a 458,000 square foot retail center located in Flint, Michigan. The balance of the remaining decrease in revenues in the Commercial Group of approximately $1,600,000 was generally due to fluctuations in operations at mature properties.

Revenues for the Commercial Group increased by $50,559,000, or 11.7%, for the nine months ended October 31, 2003 over the same period in the prior year. This increase is primarily the result of $26,634,000 from the opening of new properties as noted in the table above, $19,552,000 from increased commercial land sales and an increase of $7,248,000 in the Company’s hotel portfolio primarily due to the re-opening of the Embassy Suites Hotel. These increases were partially offset by dispositions in the fourth quarter of 2002 of two specialty retail centers, Bay Street and Courtland Center, totaling $5,372,000. The balance of the remaining increase in revenues in the Commercial Group of approximately $2,500,000 was generally due to fluctuations in operations at mature properties.

Operating and Interest Expenses — Operating expenses for the Commercial Group decreased $5,466,000 or 6.4% for the third quarter of 2003 over the same period in the prior year. The decrease in operating expenses was attributable primarily to $767,000 relating to dispositions in the fourth quarter of 2002 of two specialty retail centers, Bay Street and Courtland Center, a decrease in operating costs of $1,458,000 in the Company’s hotel portfolio due to a decrease in occupancy as a result of the decline in the overall travel industry and $2,125,000 from a participation payment in 2002 associated with the ground lease at the Richards Building located in University Park at MIT in Cambridge, Massachusetts that did not recur in 2003. These decreases were partially offset by increases of $2,998,000 from the opening of new properties as noted in the table above and an increase in write-offs of abandoned development projects of $1,253,000 during the third quarter of fiscal 2003 compared to the same period in the prior year. The balance of the decrease in operating expenses of $5,367,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense increased during the third quarter of fiscal 2003 for the Commercial Group by $9,649,000 or 36.6% over the same period in the prior year. The increase is primarily attributable to the net increase in interest expense from the opening of new properties which exceeded the decrease in asset dispositions in 2003 and 2002 as previously such costs were capitalized.

Operating expenses for the Commercial Group increased $13,745,000 or 5.8% during the nine months ended October 31, 2003 over the same period in the prior year. The increase in operating expenses was attributable primarily to costs associated with the opening of new properties of $7,600,000 as noted in the table above, $16,250,000 relating to costs for commercial land sales and greater operating costs of $4,959,000 in the Company’s hotel portfolio primarily due to the re-opening of the Embassy Suites Hotel. These increases were partially offset by $2,406,000 relating to dispositions in the fourth quarter of 2002 of two specialty retail centers, Bay Street and Courtland Center, a decrease in write-offs of abandoned development projects of $1,458,000 during the nine months of 2003 compared to the same period in the prior year and $2,125,000 from a participation payment in 2002 associated with the ground lease at the Richards Building located in University Park at MIT in Cambridge, Massachusetts that did not recur in 2003. The balance of the decrease in operating expenses of $9,075,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense increased during the nine months ended October 31, 2003 for the Commercial Group by $9,790,000 or 11.0% over the same period in the prior year. The increase is primarily attributable to the net increase in interest expense from the opening of new properties greater than the decrease in asset dispositions in 2003 and 2002 as previously such costs were capitalized.

Residential Group

The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for the three months and nine months ended October 31, 2003 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended

				October 31, 2003

		Quarter
		& Year	No. of		Operating		Operating
Property	Location	Opened	Units	Revenues	Expenses	Revenues	Expenses

Consolidated

Grove (a)	Ontario, CA	Q3 - 2003	101	$237	$143	$237	$143

Cherrywood Village (a)	Denver, CO	Q3 - 2003	360	24	—	24	—

Ranchstone (a)	Denver, CO	Q3 - 2003	368	24	—	24	—

Consolidated Carolina	Richmond, VA	Q2 - 2003	158	197	130	232	185

Southfield (a)	White Marsh, MD	Q4 - 2002	212	618	226	1,684	638

Landings of Brentwood (a)	Nashville, TN	Q2 - 2002	724	(4)	(144)	2,271	903

Heritage	San Diego, CA	Q1 - 2002	230	464	32	1,929	463

Chancellor Park (a)	Philadelphia, PA	Q1 - 2002	135	183	6	730	(334)

FAH Properties

Parmatown Woods (a)	Parma Hts., OH	Q1 - 2003	201	329	151	927	625

Plymouth Square (a)	Detroit, MI	Q1 - 2003	280	689	224	2,095	842

Carl D. Perkins (a)	Pikeville, KY	Q3 - 2002	150	142	111	655	423

Autumn Ridge (a)	Sterling Hts., MI	Q2 - 2002	251	6	(340)	1,187	(80)

Tower 43 (a)	Kent, OH	Q2 - 2002	101	8	(7)	355	290

Cambridge Towers (a)	Detroit, MI	Q2 - 2002	250	(82)	(46)	764	371

Coraopolis Towers (a)	Coraopolis, PA	Q2 - 2002	200	(6)	(12)	381	202

Donora Towers (a)	Donora, PA	Q2 - 2002	103	1	(3)	202	143

Unconsolidated*

Worth Street	Manhattan, NY	Q1 - 2003	329	(93)	N/A	(432)	N/A

Colonial Grand (a)	Tampa, FL	Q1 - 2003	176	(35)	N/A	17	N/A

Colony Place (a)	Fort Myers, FL	Q1 - 2003	300	1	N/A	106	N/A

St. Mary s Villa (a)	Newark, NJ	Q2 - 2002	360	(11)	N/A	(101)	N/A

Residences at University Park	Cambridge, MA	Q1 - 2002	135	285	N/A	363	N/A

Westwood Reserve (a)	Tampa, FL	Q1 - 2002	340	(59)	N/A	(128)	N/A

Total				$2,918	$471	$13,522	$4,814

*  Revenues represent the change from prior year of the Company’s share of net earnings (loss).

N/A – not applicable – property recorded under equity method of accounting.
(a)  Acquired property.

Revenues — Revenues for the Residential Group increased $3,886,000, or 10.5%, for the three months ended October 31, 2003 over the same period in the prior year. These increases were partially the result of acquisitions made and properties opened during 2002 and 2003 totaling $2,918,000 as noted in the table above. Revenues also increased by $1,344,000 from the reversal of reserves for notes receivable and related accrued interest from certain syndicated properties occurring in 2003 and not occurring in 2002. These increases were partially offset by a net decrease in revenues from equity method investments of $288,000 primarily related to Kennedy Biscuit Lofts, a 142-unit community in Cambridge, Massachusetts and Waterford Village, a 576-unit community in Indianapolis, Indiana.

Revenues for the Residential Group increased $22,974,000, or 20.9%, for the nine months ended October 31, 2003 over the same period in the prior year. These increases were partially the result of acquisitions made and properties opened during 2002 and 2003 totaling $13,522,000 as noted in the table above. Revenues also increased by $5,450,000 as a result of the recognition of contingent interest income on an unreserved participating note receivable at one of the Company’s syndicated properties and $2,663,000 from the reversal of reserves for notes receivable and related accrued interest from certain syndicated properties. In addition, revenues also increased by $3,113,000 as a result of the sale of a parcel of land originally acquired for a supported-living development project on Long Island, New York. This parcel was sold in the second quarter when it was determined that it was not necessary to complete the project. These increases were partially offset by decreases in revenues from equity method investments of $1,414,000 primarily related to Kennedy Biscuit Lofts and Waterford Village. An additional decrease resulted from $604,000 in equity method development project write-offs.

Operating and Interest Expenses — Operating expenses for the Residential Group increased by $1,664,000, or 9.0%, during the three months ended October 31, 2003 compared to the same period in the prior year. These increases were partially the result of the acquisitions made and properties opened during 2003 and 2002 totaling $ 471,000 as noted in the table above. Expenses also increased by $541,000 from increases in expenses associated with the restructuring of the management staff including adding new positions for the Daly portfolio, start-up costs incurred in the apartment management company related to the Hawaii Military Communities and normal inflationary increases for the management company. The Hawaii Military Communities is a project whereby the Company has partnered with the U.S. Navy to redevelop, manage, own and operate the 2,000 military housing units in Oahu, Hawaii for 50 years. The remaining increase of approximately $652,000 was generally due to fluctuations in operating costs at mature properties.

Operating expenses for the Residential Group increased by $9,376,000, or 17.5%, during the nine months ended October 31, 2003 compared to the same period in the prior year. These increases were partially the result of the acquisitions made and properties opened during 2003 and 2002 totaling $4,814,000 as noted in the table above. In addition, $3,600,000 was expensed as costs of nonrecurring land sales. Expenses also increased by $719,000 from increases in expenses associated with the restructuring of the management staff including adding new positions for the Daly portfolio, start-up costs incurred in the apartment management company related to the Hawaii Military Communities and normal inflationary increase for the management company. An additional increase of $418,000 was due to decreased expenses in 2002 at Metropolitan, a 270-unit apartment building in Los Angeles, CA, as a result of proceeds received from a lawsuit settlement. These increases are offset by a decrease of $1,000,000 in the provision for project write-offs. The remaining increase of approximately $825,000 was generally due to fluctuations in operating costs at mature properties.

Interest expense for the Residential Group increased $125,000, or 2.0%, for the three months ended October 31, 2003 compared to the same period in the prior year. Interest expense for the Residential Group increased by $1,755,000, or 10.3%, for the nine months ended October 31, 2003 compared to the same period in the prior year. The increase in interest expense is primarily the result of the acquisitions made and properties opened during 2003 and 2002.

Land Development Group

Revenues — Sales of land and related gross margin vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group increased by $40,261,000 during the three months ended October 31, 2003 compared to the same period in the prior year. This increase is primarily the result of the sale of the entire Hawk’s Haven subdivision in Ft. Myers, Florida for approximately $30,000,000 and combined revenue increases of $14,681,000 primarily at two major land development projects: Stapleton in Denver,

Colorado and Central Station in Chicago, Illinois combined with several smaller sales increases. These increases were partially offset by decreases of $4,420,000 primarily at one major land development project, Seven Hills in Henderson, Nevada, combined with several smaller sales decreases at various land development projects.

Revenues for the Land Development Group increased by $25,818,000 during the nine months ended October 31, 2003 compared to the same period in the prior year. This increase is primarily the result of the sale of the entire Hawk’s Haven subdivision for approximately $30,000,000 and combined increases of $10,884,000 primarily at three major land development projects: Stapleton, Thornbury in Solon, Ohio and Gladden Farms in Marana, Arizona; combined with several smaller sales increases in various land development projects. These increases were partially offset by decreases of $13,741,000 primarily at three major land development projects: Willowbrook in Twinsburg, Ohio, Waterbury in North Ridgeville, Ohio and Seven Hills; and several smaller sales decreases in various land development projects. In addition, revenue increases were partially offset by a decrease of $1,325,000 as a result of the prior year sale of land options at Paseo del Este in El Paso, Texas, which did not recur in the first nine months of 2003.

Operating and Interest Expenses — The fluctuation in Land Development Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses increased by $21,886,000 during the three months ended October 31, 2003 compared to the same period in the prior year. This increase is primarily due to the cost of the Hawk’s Haven subdivision sale of approximately $17,000,000 and increases of $5,921,000 at Stapleton and several smaller expense increases at various land development projects. These increases were partially offset by decreases of $1,035,000 at various land development projects.

Operating expenses increased by $12,466,000 during the nine months ended October 31, 2003 compared to the same period in the prior year. This increase is primarily due the cost of Hawk’s Haven subdivision sale of approximately $17,000,000 and increases of $2,483,000 at Stapleton and several smaller land development projects. These increases were partially offset by decreases of $7,017,000 primarily at Willowbrook and various other land development projects.

Interest expense for the Land Development Group increased by $408,000 for the three months ended October 31, 2003 and $1,426,000 for the nine months ended October 31, 2003 compared to the same periods in the prior year due primarily to higher debt levels. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

Lumber Trading Group

Revenues — During the three months ended October 31, 2003, a significant price increase for both lumber and panel products in the market occurred due to increased demand. As a result, revenues for the Lumber Trading Group increased by $16,331,000 during the three months ended October 31, 2003 compared to the same period in the prior year. Revenues increased by $13,612,000 during the nine months ended October 31, 2003 compared to the same period in the prior year primarily due to the price increase that took place during the third quarter.

Operating and Interest Expense — Operating expenses for the Lumber Trading Group increased by $11,799,000 for the three months ended October 31, 2003 and $8,558,000 for the nine months ended October 31, 2003 compared to the same period in the prior year. These increases were primarily due to the higher variable expenses, principally traders’ commissions, resulting from the increase in revenue explained above. Interest expense increased by $317,000 for the three months ended October 31, 2003 and $341,000 for the nine months ended October 31, 2003 compared to the same period in the prior year. These increases were due to increases in the borrowing level and interest rates.

Corporate Activities

Revenues — Corporate Activities’ revenues decreased $274,000 during the three months ended October 31, 2003 and $443,000 during the nine months ended October 31, 2003 compared to the same periods in the prior year. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by the Company and vary from quarter to quarter depending on interest rates and the amount of investments and loans outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities decreased $992,000 during the three months ended October 31, 2003 and increased $1,587,000 during the nine months ended October 31, 2003 compared to the same periods in the prior year. The variances in operating expenses, when compared to the same periods in the prior year, are the result of fluctuations in general corporate expenses and the timing of consulting and contract services relating to corporate projects in 2002. Interest expense decreased $303,000 during the three months ended October 31, 2003 and increased $624,000 during the nine months ended October 31, 2003 compared to the same periods in the prior year. Corporate Activities’ interest expense consists primarily of interest expense on the Company’s senior notes and long-term credit facility that have not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Loss on Early Extinguishment of Debt

On February 1, 2002, the Company adopted the provisions of SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145), which requires gains or losses from early extinguishment of debt to be classified in operating income or loss. The Company previously recorded gains or losses from early extinguishment of debt as extraordinary items, net of tax, in its Statement of Earnings. For the three and nine months ended October 31, 2003, the Company has recorded $190,000 relating to the dispositions of Laurels and Vineyards as Loss on Early Extinguishment of Debt in Discontinued Operations. Laurels is a residential property located in Justice, Illinois, and Vineyards is a residential property located in Broadview Heights, Ohio. For the nine months ended October 31, 2003, the Company recorded $10,718,000 as Loss on Early Extinguishment of Debt. This amount is primarily the result of the payment in full of the Company’s $200,000,000 8.5% senior notes due in 2008 at a premium of 104.25% for a loss on extinguishment of $8,500,000 for redemption premium and approximately $3,000,000 related to the write-off of unamortized debt issue costs. These changes were offset, in part, by net gains on early extinguishment of debt of approximately $800,000 on several residential properties.

For the three and nine months ended October 31, 2002, the Company reclassified $355,000 ($214,000, net of tax) and $735,000 ($444,000, net of tax) of early extinguishment of debt from Extraordinary Loss to Loss on Early Extinguishment of Debt to conform to the new guidance. These losses represented the impact of early extinguishment of nonrecourse debt in order to secure more favorable financing terms. The Company recorded extraordinary losses related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania, Autumn Ridge and Cambridge Towers, residential properties located in Michigan and Regency Towers, a residential property located in Jackson, New Jersey.

Depreciation and Amortization

Depreciation and amortization increased by $706,000 and $7,015,000 for the three and nine months ended October 31, 2003, respectively, compared to the same period in the prior year. This increase is primarily the result of acquisitions made and new properties opened, partially offset by property dispositions and properties reclassified as discontinued operations.

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

For the three months ended October 31, 2003, two properties, Vineyards and Laurels, were included in discontinued operations. Vineyards, a 366-unit apartment complex in Broadview Heights, Ohio and Laurels, a 520-unit apartment complex in Justice, Illinois, were both sold during the third quarter. For the nine months ended October 31, 2003, three properties, Vineyards, Laurels, and Trowbridge were included in discontinued operations. The Company turned over the deed to Trowbridge, a supported-living community located in Southfield, Michigan, in lieu of foreclosure in April 2003. Vineyards, Laurels and Trowbridge were previously included in the Residential Group.

For the three and nine months ended October 31, 2002, five properties were included in discontinued operations: Bay Street, Courtland Center, Trowbridge, Vineyards and Laurels. Bay Street, a 16,000-square-foot retail center located in Staten Island, New York, was sold in the fourth quarter of fiscal 2002. Courtland Center, a 458,000-square-foot retail center located in Flint, Michigan, was also sold during the fourth quarter of fiscal 2002. Bay Street and Courtland Center were both previously included in the Commercial Group.

The assets and liabilities relating to Trowbridge being held for sale as of January 1, 2003 and operating results relating to assets sold and assets held for sale from Bay Street, Courtland Center, Trowbridge, Vineyards and Laurels are as follows.

	October 31,	January 31,
	2003	2003

	(in thousands)
Assets

Real estate, net	$—	$20,004

Other assets	—	1,021

	$—	$21,025

Liabilities
Mortgage debt, nonrecourse	$—	$20,822

Other liabilities	—	574

	$—	$21,396

	Three Months Ended October 31,		Nine Months Ended October 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Revenues	$880	$4,787	$5,702	$14,819

Expenses

Operating expenses	1,086	3,001	4,788	9,108

Interest expense	382	942	1,143	2,767

Loss on early extinguishment of debt	190	—	190	—

Depreciation and amortization	154	1,367	780	2,622

	1,812	5,310	6,901	14,497

Gain on disposition of operating properties	6,358	—	6,769	—

Earnings (loss) before income taxes	5,426	(523)	5,570	322

Income tax expense (benefit)

Current	382	276	2,083	2,654

Deferred	2,501	(116)	805	(2,724)

	2,883	160	2,888	(70)

Earnings before minority interest	2,543	(683)	2,682	392

Minority interest	—	126	(218)	278

Net earnings (loss) from discontinued operations	$2,543	$(557)	$2,464	$670

The following table summarizes the gain (loss) on disposition of operating properties for the three and nine months ended October 31, 2003 and 2002.

	Three Months Ended October 31,		Nine Months Ended October 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Discontinued operations Laurels	$4,249	$—	$4,249	$—

Vineyards	2,109	—	2,109	—

Trowbridge	—	—	538	—

Other	—	—	(127)	—

Total	$6,358	$—	$6,769	$—

Provision for Decline in Real Estate

The following table summarizes the Company’s Provision for Decline in Real Estate for the three and nine months ended October 31, 2003 and 2002. The provision represents the adjustment to fair market value of land held by the Residential Group and a retail center held by the Commercial Group.

			Three Months Ended		Nine Months Ended
			October 31,		October 31,

			2003	2002	2003	2002

			(in thousands)		(in thousands)
Leggs Hill	Land	Salem, MA	$—	$957	$1,624	$957
Hunting Park	Retail Center	Philadelphia, PA	—	—	1,104	—

Total			$—	$957	$2,728	$957

Income Taxes — Income tax expense for the three months ended October 31, 2003 and 2002 was $17,285,000 and $6,708,000, respectively. Income tax expense for the nine months ended October 31, 2003 and 2002 was $32,749,000 and $20,482,000, respectively. At January 31, 2003, the Company had a tax loss carryforward of $12,131,000 that will expire in the year ending January 31, 2022, General Business Credit carryovers of $6,805,000 that will expire in the years ending January 31, 2004 through January 31, 2022, and an Alternative Minimum Tax credit carryforward of $26,400,000.

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

Senior Notes — On May 19, 2003, the Company issued $300,000,000 of its 7.625% senior notes due June 1, 2015 in a public offering under its shelf registration statement. Accrued interest is payable semi-annually beginning on December 1, 2003. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remainder of the proceeds was used for offering costs of $8,092,000, to repay $73,000,000 outstanding under the revolving portion of the long-term credit facility and for general working capital purposes. The new 7.625% senior notes contain covenants comparable to the previously outstanding 8.5% senior notes. The Company currently has $542,180,000 available under its shelf registration.

Long-Term Credit Facility — At October 31, 2003, the Company had $62,500,000 outstanding under its $350,000,000 long-term credit facility which became effective March 5, 2002. The credit facility includes a $100,000,000 term loan with an outstanding balance of $62,500,000 as of October 31, 2003 and a $250,000,000 revolving line of credit with no outstanding balance as of October 31, 2003, both of which mature in March 2006 and allow for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($23,737,000 in letters of credit outstanding and $-0- surety bonds at October 31, 2003). Quarterly principal payments of $6,250,000 on the new term loan commenced July 1, 2002.

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

In order to mitigate the short-term variable interest rate risk on its long-term credit facility, the Company has entered into LIBOR interest rate swaps and purchased LIBOR interest rate caps. Swaps are in effect through January 31, 2004 which effectively fixed the LIBOR base rate at 1.78% for a notional amount of $56,250,000 beginning February 1, 2003. LIBOR interest rate caps were purchased for the period starting February 1, 2003 through August 1, 2004. These caps vary in notional from $117,400,000 to $147,882,000 over the period and carry strike rates from 4.0% to 5.0%.

Lumber Trading Group — The Lumber Trading Group is financed separately from the rest of the Company’s strategic business units. The financing obligations of Lumber Trading are without recourse to the Company. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings

The Company’s primary capital strategy seeks to isolate the financial risk at the property level to maximize returns on its equity capital. All of the Company’s mortgage debt is nonrecourse including the Company’s construction loans. The Company operates as a C-Corporation and retains substantially all of its internally generated cash flow. The Company recycles this cash flow, together with refinancing and property sale proceeds to fund new development and acquisitions that drive favorable returns for the Company’s shareholders. This strategy provides the Company the necessary liquidity to take advantage of investment opportunities.

The Company is actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2003 and 2004, generally pursuing long-term fixed-rate debt for its stabilized properties. During the nine months ended October 31, 2003, the Company completed the following financings:

Purpose of Financing

(in thousands)
Refinancings	$642,895
Development projects (commitment)	283,675
Acquisition	50,474
Loan extensions	72,442

$1,049,486

Reduction of mortgage debt due to property dispositions	$53,333

For maturing debt, the Company continues to seek long-term debt for those project loans which mature within the next 12 months as well as for those projects which will begin operation within the next 12 months, generally pursuing fixed-rate loans. For construction loans, the Company generally pursues floating-rate financings with maturities ranging from two to five years.

Interest Rate Exposure

At October 31, 2003, the composition of nonrecourse mortgage debt was as follows:

	Amount	Rate

	(in thousands)
Fixed	$2,470,824	6.93%
Variable
Taxable(1)	720,949	4.24%
Tax-Exempt	211,550	2.02%
UDAG	75,667	2.02%

	$3,478,990	5.97%

(1)	Taxable variable-rate debt of $720,949 is protected with LIBOR swaps and caps described below.

Debt related to projects under development at October 31, 2003 totals $173,697,000, out of a total commitment from lenders of $490,621,000. Of this outstanding debt, $121,870,000 is taxable variable-rate debt, $20,550,000 is tax-exempt variable-rate debt, and $31,277,000 is taxable fixed-rate debt.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for its mortgage debt portfolio as follows:

	Caps			Swaps(1)

			Average		Average
Period Covered	Amount		Rate	Amount	Rate

			(dollars in thousands)
11/01/03 - 02/01/04	$499,331	(2)	6.31%	$466,841	2.48%
02/01/04 - 02/01/05	785,771		5.18%	510,594	2.66%
02/01/05 - 02/01/06	592,256		5.83%	325,587	3.41%
02/01/06 - 02/01/07	90,953		7.58%	385,228	3.53%
02/01/07 - 02/01/08	88,493		7.58%	142,733	4.09%

(1)	Swaps include long-term LIBOR contracts that have an average initial maturity greater than six months.

(2)	These LIBOR-based hedges as of November 1, 2003 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2004.

The interest rate hedges summarized in the tables above were purchased to mitigate short-term variable interest rate risk. As part of its interest rate risk management the Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt.

The Company generally does not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.25% and has not exceeded 7.90%.

Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of the Company’s taxable variable-rate debt by approximately $3,400,000 at October 31, 2003. This increase is net of the protection provided by the interest rate swaps and long-term contracts in place as of October 31, 2003 and contemplates the effects of floors on $188,523,000 of LIBOR-based debt. A portion of the Company’s taxable variable rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of the Company’s tax-exempt variable-rate debt by approximately $3,900,000 at October 31, 2003.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with a three year revolving line of credit totaling $120,000,000 (with an ability to expand to $180,000,000) at October 31, 2003 which became effective on October 23, 2003. The outstanding balance of the prior credit facility of $58,931,000 was paid in full with the proceeds of the new revolving line of credit. At October 31, 2003, $52,181,000 was outstanding under this current revolving line of credit.

Borrowings under the bank line of credit are collateralized by all the assets of the Lumber Trading Group, bear interest at the lender’s prime rate or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, and have a fee of 0.25% to 0.5% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee are based on an average quarterly borrowing base availability. The bank line of credit allows for outstanding letters of credit in the amount of the difference between the collateral balance available or the line limit (whichever is less) less the outstanding loan balance, with a maximum limit of $10,000,000. At October 31, 2003 $2,317,000 letters of credit were outstanding.

The Lumber Trading Group previously had a three-year securitization agreement, under which it was selling an undivided interest in a pool of receivables up to a maximum of $88,627,000 to a large financial institution. This securitization facility, which had an outstanding balance of $55,000,000, was repaid in full on October 15, 2003 using borrowing under the credit facility in place prior to October 23, 2003 and was not replaced.

To protect against risks associated with the variable interest rates on current and future borrowings on the revolving line of credit, the Lumber Trading Group entered into an interest rate swap on October 29, 2003 with a notional amount of $20,000,000. The swap fixes the LIBOR interest rate at 1.65% and is effective through January 31, 2005.

Recourse of this credit facility is limited to certain assets of the Lumber Trading Group. The Company believes that the amount available under this credit facility will be sufficient to meet the Lumber Trading Group’s liquidity needs.

(Continued on Page 34)

Cash Flows

Net cash provided by operating activities was $94,464,000 for the nine months ended October 31, 2003 and $122,233,000 for the nine months ended October 31, 2002. This decrease in net cash provided by operating activities of $27,769,000 is the result of the following (in thousands):

Increase in rents and other revenue, excluding land sales	$82,017
Increase in accounts receivable, primarily Lumber Trading Group	(63,277)
Other	(6,527)

Increase in rents and revenues received		$12,213
Decrease in cash distributions from unconsolidated entities		(374)
Increase in proceeds from land sales		8,842
Increase in land development expenditures		(28,730)
Increase in operating expenses	(36,714)
Increase in operating escrow funds	(5,710)
Increase in accounts payable and accrued expenses	28,408

Increase in operating expenditures		(14,016)
Increase in interest paid		(5,704)

Decrease in cash provided by operating activities		$(27,769)

Net cash used in investing activities was $265,502,000 for the nine months ended October 31, 2003 and $503,819,000 for the nine months ended October 31, 2002.

The net cash used in investing activities consists of the following:

	Nine Months Ended October 31,

	2003	2002

	(in thousands)
Capital expenditures	$(304,962)	$(433,997)
Net proceeds from disposition of operating properties and other investments	2,549	—
Investments in and advances to real estate affiliates:
Short Pump Town Center, a lifestyle center in Richmond, Virginia (equity method investment)
2003: Refinancing proceeds	23,535	—
2002: Investment and advance	—	(28,851)
Refinancing of Mall at Stonecrest in Atlanta, Georgia (equity method investment)	15,230	—
Various development projects in New York City	(11,708)	(23,111)
Acquisition of a 50% interest in Westwood Reserve apartments located in Tampa, Florida	—	(3,625)
Equity invested in a 40% interest in Stone Gate at Bellefair, an assisted living project under construction in Ryebrook, New York	—	(5,568)
Other	9,854	(8,667)

Total	$(265,502)	$(503,819)

Cash Flows Continued

Net cash provided by financing activities totaled $224,640,000 for the nine months ended October 31, 2003 and $373,183,000 for the nine months ended October 31, 2002.

Net cash provided by financing activities reflected the following:

	Nine Months Ended October 31,

	2003	2002

	(in thousands)
Proceeds from issuance of senior notes	$300,000	$—
Increase in nonrecourse mortgage debt	785,387	334,829
Principal payments on nonrecourse mortgage debt	(549,839)	(58,284)
Borrowings on long-term credit facility	19,000	231,000
Quarterly repayments of term loan, began in July 2002	(18,750)	(12,500)
Repayment of borrowings under the long-term credit facility:
2003: from proceeds of the new $300,000,000 senior notes	(73,000)	—
2002: from proceeds of the new $100,000,000 term loan	—	(78,000)
Retirement of $200,000,000 senior notes and premium	(208,500)	—
Payment of senior notes issuance costs	(8,092)	—
Net increase (decrease) in notes payable:
Borrowing by Lumber Trading Group on their revolving credit facility	40,173	—
Financing of the purchase of land for Victoria Gardens, a retail project under construction in Rancho Cucamonga, California	11,432	—
Other	7,198	(5,430)
Repayment of Lumber Trading Group securitization agreement	(55,000)	—
Decrease (increase) in restricted cash
2003: Primarily releases from bond funds for two residential projects, Consolidated Carolina and Tanglewood Crest	16,924	(4,631)
Decrease in book overdrafts, representing checks issued but not yet paid	(661)	(26,859)
Payment of deferred financing costs	(27,168)	(7,897)
Proceeds from the exercise of stock options	3,141	3,089
Payment of dividends	(10,464)	(7,933)
(Decrease) increase in minority interest	(7,141)	5,799

Total	$224,640	$373,183

SHELF REGISTRATION

The Company, along with its wholly-owned subsidiaries Forest City Enterprises Capital Trust I and Forest City Enterprises Capital Trust II, filed an amended shelf registration statement with the Securities and Exchange Commission (SEC) on May 24, 2002. This registration statement amends the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide Forest City flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. At October 31, 2003, an aggregate of $542,180,000 was available under this shelf registration.

INCREASED DIVIDENDS

The first 2003 quarterly dividend of $.06 per share on both Class A and Class B Common Stock was declared March 12, 2003 and was paid on June 16, 2003 to shareholders of record at the close of business on June 2, 2003. The second 2003 quarterly dividend of $.09 (representing a 50 percent increase over the previous quarter’s dividend) per share on both Class A and Class B Common Stock was declared June 11, 2003 and was paid September 15, 2003 to shareholders of record at the close of business on September 2, 2003. This 50 percent increase over the previous quarter’s dividend rate was in response to recent tax law changes, which lowered the maximum rate on dividends to 15 percent, and provides additional liquidity to the Company’s shareholders. The third and fourth 2003 quarterly dividend of $.09 per share on shares of both Class A and Class B Common Stock were declared on September 10, 2003 and December 4, 2003, respectively, and will be paid on December 15, 2003 and March 15, 2004, respectively, to shareholders of record at the close of business on December 1, 2003 and March 1, 2004, respectively.

LEGAL PROCEEDINGS

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation is effective for the Company for the fiscal year ended January 31, 2004. The new requirements for quarterly disclosure were effective for the quarter ended April 30, 2003. The Company will continue to apply APBO No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation and does not expect SFAS No. 148 to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation and the related FASB Staff Position (“FSP”) apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the first year or interim period ending after December 15, 2003. The FASB issued an Exposure Draft and a number of FSP’s that address certain implementation issues that have arisen since the FASB issued FIN No. 46. The Company is in the process of quantifying the full impact of FIN No. 46 on its financial statements based on its understanding of FIN No. 46, the related Exposure Draft and FSPs issued to date as they are currently written. However, as of the date of this filing the guidance on FIN No. 46 has not yet been finalized. The Company believes it is reasonably possible it is the primary beneficiary of many of its equity method investments. As a result, full consolidation of these investments may be required under FIN No. 46, however, a final assessment cannot be made at this time. The financial position and results of operations for the Company’s equity method investments, which the Company is currently assessing under FIN No. 46 are presented in Note K - Investments In and Advances to Affiliates on page 17 of this Form 10-Q.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. This statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is effective for revenue arrangements entered into by the Company subsequent to January 31, 2004. The Company does not expect this statement to have a current material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The minority interests associated with certain of the Company’s consolidated joint ventures that have finite lives under the terms of the agreements represent mandatorily redeemable interests as defined in SFAS No. 150. On November 7, 2003, the FASB indefinitely deferred the effective date of paragraphs nine and ten of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests in order to address a number of interpretation and implementation issues. However, the disclosure provisions of SFAS No. 150 are still required. Although no such obligation exists, if the Company were to dissolve the entities or sell the underlying real estate assets and satisfy any outstanding obligations, in all of its consolidated finite life entities as of October 31, 2003, the estimated aggregate settlement value of these noncontrolling interests would approximate book value due to the Company’s preferred returns upon settlement. The Company’s assessment of the settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its noncontrolling interests, as required under the terms of the respective agreements. While additional guidance from the FASB relating to noncontrolling interests in consolidated finite life partnerships is pending, the Company does not expect the remainder of this statement to have an immediate material impact on the Company’s financial position, results of operations or cash flows.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed on pages 5-12 of the Company’s Form 10-K at January 31, 2003 and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties; reliance on major tenants; the impact of terrorist acts; the Company’s substantial leverage and the ability to obtain and service debt; guarantees under the Company’s credit facility; the level and volatility of interest rates; continued availability of tax-exempt government financing; the sustainability of substantial operations at thesubsidiary level; illiquidity of real estate investments; dependence on rental income from real property; conflicts of interest; financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending; potential liability from syndicated properties; effects of uninsured loss; environmental liabilities; partnership risks; litigation risks; the rate revenue increases versus the rate of expense increases; and the cyclical nature of the lumber wholesaling business, as well as other risks listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

FINANCIAL STATEMENT PRESENTATION

The Company presents certain financial amounts under the pro-rata consolidation method (a non-GAAP measure) as management believes that it more accurately reflects the manner in which it operates its business. This is important to investors because in line with industry practice, the Company has made a large number of investments in which its economic ownership is less than 100% as a means of sharing risk. The Company publicly discloses and discusses its performance using this method of consolidation to compliment its GAAP disclosures. The information in the tables below present amounts for both full consolidation, a GAAP measure, and pro-rata consolidation, providing a reconciliation of the difference between the two methods. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100% if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control.

Consolidated Balance Sheet - October 31, 2003

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Assets
Real Estate
Completed rental properties	$4,446,313	$686,476	$1,005,594	$4,765,431
Projects under development	529,384	75,930	120,850	574,304
Land held for development or sale	36,432	—	43,997	80,429

Total Real Estate	5,012,129	762,406	1,170,441	5,420,164
Less accumulated depreciation	(706,878)	(105,991)	(209,877)	(810,764)

Real Estate, net	4,305,251	656,415	960,564	4,609,400
Cash and equivalents	175,958	28,787	23,658	170,829
Restricted cash	133,455	22,895	28,438	138,998
Notes and accounts receivable, net	417,981	13,779	18,905	423,107
Inventories	35,743	—	—	35,743
Investments in and advances to real estate affiliates	460,345	—	(95,743)	364,602
Other assets	211,340	40,452	31,980	202,868

Total Assets	$5,740,073	$762,328	$967,802	$5,945,547

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$3,478,990	$596,546	$905,286	$3,787,730
Notes payable	137,730	16,299	9,521	130,952
Long-term credit facility	62,500	—	—	62,500
Senior and subordinated debt	320,400	—	—	320,400
Accounts payable and accrued expenses	645,078	88,532	52,995	609,541
Deferred income taxes	288,253	—	—	288,253

Total Liabilities	4,932,951	701,377	967,802	5,199,376

Minority interest	60,951	60,951	—	-

Total Shareholders’ Equity	746,171	—	—	746,171

Total Liabilities and Shareholders’ Equity	$5,740,073	$762,328	$967,802	$5,945,547

Consolidated Statement of Earnings - Three Months Ended October 31, 2003

			Plus
			Unconsolidated	Plus
	Full	Less Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$242,532	$36,019	$67,497	$880	$274,890
Lumber trading	39,627	—	—	—	39,627
Equity in earnings of unconsolidated real estate entities	11,433	—	(6,122)	—	5,311

	293,592	36,019	61,375	880	319,828

Expenses
Operating expenses	169,841	20,981	37,695	1,086	187,641
Interest expense	50,509	8,899	14,330	382	56,322
Loss on early extinguishment of debt	—	—	—	190	190
Depreciation and amortization	31,062	4,673	9,350	154	35,893

	251,412	34,553	61,375	1,812	280,046

Gain on disposition of operating properties	—	—	—	6,358	6,358

Earnings before income taxes	42,180	1,466	—	5,426	46,140

Income tax expense (benefit)
Current	(2,813)	—	—	382	(2,431)
Deferred	20,098	—	—	2,501	22,599

	17,285	—	—	2,883	20,168

Earnings before minority interest and discontinued operations	24,895	1,466	—	2,543	25,972
Minority interest	(1,466)	(1,466)	—	—	-

Earnings from continuing operations	23,429	—	—	2,543	25,972
Discontinued operations, net of tax and minority interest
Loss from operations	(1,301)	—	—	1,301	-
Gain on disposition of operating properties	3,844	—	—	(3,844)	-

	2,543	—	—	(2,543)	-

Net earnings	$25,972	$—	$—	$—	$25,972

Consolidated Statement of Earnings - Nine Months Ended October 31, 2003

			Plus
			Unconsolidated	Plus
	Full	Less Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$666,441	$113,038	$192,866	$5,100	$751,369
Lumber trading	86,508	—	—	—	86,508
Equity in earnings of unconsolidated real estate entities	33,103	—	(18,806)	—	14,297

	786,052	113,038	174,060	5,100	852,174

Expenses
Operating expenses	452,518	66,020	107,605	4,130	498,233
Interest expense	142,140	24,409	42,789	1,143	161,663
Loss (gain) on early extinguishment of debt	10,718	(98)	—	190	11,006
Provision for decline in real estate	2,728	331	—	—	2,397
Depreciation and amortization	91,300	13,811	23,666	731	101,886

	699,404	104,473	174,060	6,194	775,185

(Loss) gain on disposition of operating properties and other investments	(431)	—	—	6,446	6,015

Earnings before income taxes	86,217	8,565	—	5,352	83,004

Income tax expense
Current	1,080	—	—	2,083	3,163
Deferred	31,669	—	—	805	32,474

	32,749	—	—	2,888	35,637

Earnings before minority interest and discontinued operations	53,468	8,565	—	2,464	47,367
Minority interest	(8,565)	(8,565)	—	—	—

Earnings from continuing operations	44,903	—	—	2,464	47,367
Discontinued operations, net of tax and minority interest
Loss from operations	(1,433)	—	—	1,433	—
Gain on disposition of operating properties	3,897	—	—	(3,897)	—

	2,464	—	—	(2,464)	—

Net earnings	$47,367	$—	$—	$—	$47,367

Consolidated Statement of Earnings - Three Months Ended October 31, 2002

			Plus
			Unconsolidated	Plus
	Full	Less Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$194,697	$34,114	$57,973	$4,144	$222,700
Lumber trading	23,296	—	—	—	23,296
Equity in earnings of unconsolidated real estate entities	10,735	—	(4,473)	—	6,262

	228,728	34,114	53,500	4,144	252,258

Expenses
Operating expenses	140,713	21,096	30,600	2,506	152,723
Interest expense	39,958	8,411	16,746	753	49,046
Loss on early extinguishment of debt	355	—	—	—	355
Provision for decline in real estate	957	—	—	—	957
Depreciation and amortization	30,356	4,424	6,154	1,282	33,368

	212,339	33,931	53,500	4,541	236,449

Earnings (loss) before income taxes	16,389	183	—	(397)	15,809

Income tax expense (benefit)
Current	(4,320)	—	—	276	(4,044)
Deferred	11,028	—	—	(116)	10,912

	6,708	—	—	160	6,868

Earnings (loss) before minority interest and discontinued operations	9,681	183	—	(557)	8,941
Minority interest	(183)	(183)	—	—	—

Earnings (loss) from continuing operations	9,498	—	—	(557)	8,941
Discontinued operations, net of tax and minority interest
Loss from operations	(557)	—	—	557	—

Net earnings	$8,941	$—	$—	$—	$8,941

Consolidated Statement of Earnings - Nine Months Ended October 31, 2002

			Plus
			Unconsolidated	Plus
	Full	Less Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation

	(in thousands)
Revenues
Rental properties	$569,143	$96,000	$158,132	$12,770	$644,045
Lumber trading	72,896	—	—	—	72,896
Equity in earnings of unconsolidated real estate entities	31,493	—	(15,790)	—	15,703

	673,532	96,000	142,342	12,770	732,644

Expenses
Operating expenses	406,361	55,748	83,799	7,595	442,007
Interest expense	127,469	24,856	40,282	2,199	145,094
Loss on early extinguishment of debt	735	—	—	—	735
Provision for decline in real estate	957	—	—	—	957
Depreciation and amortization	84,285	13,359	18,261	2,376	91,563

	619,807	93,963	142,342	12,170	680,356

Loss on disposition of other investments	(116)	—	—	—	(116)

Earnings before income taxes	53,609	2,037	—	600	52,172

Income tax expense (benefit)
Current	4,053	—	—	2,654	6,707
Deferred	16,429	—	—	(2,724)	13,705

	20,482	—	—	(70)	20,412

Earnings before minority interest and discontinued operations	33,127	2,037	—	670	31,760
Minority interest	(2,037)	(2,037)	—	—	-

Earnings from continuing operations	31,090	—	—	670	31,760
Discontinued operations, net of tax and minority interest
Earnings from operations	670	—	—	(670)	-

Net earnings	$31,760	$—	$—	$—	$31,760

Consolidated Statement of Cash Flows — Nine Months Ended October 31, 2003

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Cash Flow from Operating Activities

Rents and other revenues received	$621,494	$147,366	$172,919	$647,047

Cash distributions from unconsolidated entities	13,331	—	(13,331)	—

Proceeds from land sales	55,800	3,543	21,385	73,642

Land development expenditures	(56,962)	(3,775)	(12,180)	(65,367)

Operating expenditures	(404,622)	(105,039)	(85,944)	(385,527)

Interest paid	(134,577)	(23,373)	(42,977)	(154,181)

Net cash provided by operating activities	94,464	18,722	39,872	115,614

Cash Flows from Investing Activities

Capital expenditures	(304,962)	(45,477)	(97,634)	(357,119)

Proceeds from disposition of operating properties and other investments	2,549	—	—	2,549

Change in investments in and advances to real estate affiliates	36,911	—	(9,139)	27,772

Net cash used in investing Activities	(265,502)	(45,477)	(106,773)	(326,798)

Cash Flows From Financing Activities

Proceeds from issuance of senior notes	300,000	—	—	300,000

Retirement of senior notes	(208,500)	—	—	(208,500)

Payment of senior notes issuance costs	(8,092)	—	—	(8,092)

Increase in nonrecourse mortgage debt	785,387	213,958	98,564	669,993

Increase in long-term credit facility	19,000	—	—	19,000

Principal payments on nonrecourse mortgage debt	(549,839)	(156,264)	(34,724)	(428,299)

Payments on long-term credit facility	(91,750)	—	—	(91,750)

Increase in notes payable	77,441	—	718	78,159

Payments on notes payable	(18,638)	(512)	(2,757)	(20,883)

Repayment of Lumber Trading Group securitization agreement	(55,000)	—	—	(55,000)

Change in restricted cash and book overdrafts	16,263	1,183	3,963	19,043

Payment of deferred financing costs	(27,168)	(8,845)	(4,922)	(23,245)

Exercise of stock options	3,141	—	—	3,141

Dividends paid to shareholders	(10,464)	—	—	(10,464)

Decrease in minority interest	(7,141)	(7,141)	—	—

Net cash provided by financing activities	224,640	42,379	60,842	243,103

Net increase (decrease) in cash and equivalents	53,602	15,624	(6,059)	31,919

Cash and equivalents at beginning of period	122,356	13,163	29,717	138,910

Cash and equivalents at end of period	$175,958	$28,787	$23,658	$170,829

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$47,367	$—	$—	$47,367

Discontinued operations:

Minority interest	218	218	—	—

Depreciation	659	—	—	659

Amortization	121	49	—	72

Gain on disposition of operating properties	(6,769)	(323)	—	(6,446)

Loss on early extinguishment of debt	190	—	—	190

Minority interest	8,565	8,565	—	—

Depreciation	75,234	10,421	19,470	84,283

Amortization	16,066	3,390	4,196	16,872

Equity in earnings of unconsolidated entities	(33,103)	—	18,806	(14,297)

Cash distributions from unconsolidated entities	13,331	—	(13,331)	—

Deferred income taxes	32,541	—	—	32,541

Loss on disposition of other investments	431	—	—	431

Provision for decline in real estate	2,728	331	—	2,397

Loss on early extinguishment of debt	10,718	(98)	—	10,816

(Increase) decrease in land included in projects under development	(6,329)	2,886	9,335	120

Increase in land held for development or sale	(1,396)	—	(4,526)	(5,922)

(Increase) decrease in notes and accounts receivable	(76,124)	40,001	1,278	(114,847)

Decrease in inventories	2,895	—	—	2,895

(Increase) decrease in other assets	(29,941)	(9,116)	222	(20,603)

Increase (decrease) in accounts payable and accrued expenses	37,062	(37,602)	4,422	79,086

Net cash provided by operating activities	$94,464	$18,722	$39,872	$115,614

Consolidated Statement of Cash Flows — Nine Months Ended October 31, 2002

			Plus
			Unconsolidated
		Less Minority	Investments at	Pro-Rata
	Full Consolidation	Interest	Pro-Rata	Consolidation

		(in thousands)
Cash Flows from Operating Activities

Rents and other revenues received	$609,281	$85,103	$150,992	$675,170

Cash distributions from unconsolidated entities	13,705	—	(13,705)	—

Proceeds from land sales	46,958	3,498	12,650	56,110

Land development expenditures	(28,232)	(1,532)	(21,318)	(48,018)

Operating expenditures	(390,606)	(39,362)	(71,058)	(422,302)

Interest paid	(128,873)	(23,757)	(39,348)	(144,464)

Net cash provided by operating activities	122,233	23,950	18,213	116,496

Cash Flows from Investing Activities

Capital expenditures	(433,997)	(43,463)	(97,262)	(487,796)

Change in investments in and advances to real estate affiliates	(69,822)	—	20,051	(49,771)

Net cash used in investing activities	(503,819)	(43,463)	(77,211)	(537,567)

Cash Flows from Financing Activities

Increase in nonrecourse mortgage debt	334,829	32,077	65,545	368,297

Increase in long-term credit facility	231,000	—	—	231,000

Principal payments on nonrecourse mortgage debt	(58,284)	(9,771)	(10,490)	(59,003)

Payments on long-term credit facility	(90,500)	—	—	(90,500)

Increase in notes payable	15,355	83	6,569	21,841

Payments on notes payable	(20,785)	(818)	(4,536)	(24,503)

Change in restricted cash and book overdrafts	(31,490)	(2,221)	(205)	(29,474)

Payment of deferred financing costs	(7,897)	(1,343)	(3,831)	(10,385)

Exercise of stock options	3,089	—	—	3,089

Dividends paid to shareholders	(7,933)	—	—	(7,933)

Increase in minority interest	5,799	5,799	—	—

Net cash provided by financing activities	373,183	23,806	53,052	402,429

Net (decrease) increase in cash and equivalents	(8,403)	4,293	(5,946)	(18,642)

Cash and equivalents at beginning of period	50,054	5,030	34,862	79,886

Cash and equivalents at end of period	$41,651	$9,323	$28,916	$61,244

Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$31,760	$—	$—	$31,760

Discontinued operations:

Minority interest	(278)	(278)	—	—

Depreciation	2,524	241	—	2,283

Amortization	98	5	—	93

Minority interest	2,037	2,037	—	—

Depreciation	70,204	10,659	15,671	75,216

Amortization	14,081	2,700	2,590	13,971

Equity in earnings of unconsolidated entities	(31,493)	—	15,790	(15,703)

Cash distributions from unconsolidated entities	13,705	—	(13,705)	—

Deferred income taxes	13,578	—	—	13,578

Loss on disposition of operating properties and other investments	116	—	—	116

Provision for decline in real estate	957	—	—	957

Loss on early extinguishment of debt	735	—	—	735

Decrease in land included in projects under development	3,638	162	2,379	5,855

Decrease in land included in completed rental properties	341	75	—	266

Increase in land held for development or sale	(11,164)	—	(13,192)	(24,356)

Decrease (increase) in notes and accounts receivable	2,658	(8,386)	5,462	16,506

Decrease in inventories	6,519	—	—	6,519

Increase in other assets	(11,566)	(413)	(3,082)	(14,235)

Increase in accounts payable and accrued expenses	13,783	17,148	6,300	2,935

Net cash provided by operating activities	$122,233	$23,950	$18,213	$116,496

INVESTMENTS IN AND ADVANCES TO REAL ESTATE AFFILIATES

Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments in entities which the Company does not control and which are accounted for on the equity method. Summarized combined financial information for these investments is as follows. The difference between the amounts that are 100% combined compared to the Company's Pro-Rata Share is the amount of the Company's Partners' share of the investments.

	100% Combined		Company's Pro-Rata Share

	October 31,	January 31,	October 31,	January 31,
	2003	2003	2003	2003

	(in thousands)
Balance Sheet:

Completed rental properties	$2,367,862	$2,384,920	$1,005,594	$875,282

Projects under development	260,986	307,566	120,850	132,265

Land held for development or sale	95,016	85,663	43,997	39,471

Investments in and advances to real estate affiliates — syndicated residential partnerships (see page 17)	—	—	50,103	86,057

Accumulated depreciation	(491,314)	(484,845)	(209,877)	(195,301)

Other assets	252,733	278,024	102,980	112,324

Total Assets	$2,485,283	$2,571,328	$1,113,647	$1,050,098

Mortgage debt, nonrecourse	$2,111,819	$2,226,384	$905,286	$845,161

Advances from general partner	1,385	18,355	—	—

Other liabilities	162,313	166,286	62,516	56,457

Partners’ equity	209,766	160,303	145,845	148,480

Total Liabilities and Partners’ Equity	$2,485,283	$2,571,328	$1,113,647	$1,050,098

Three Months Ended October 31,	2003	2002	2003	2002

Operations:

Revenues	$121,894	$143,634	$67,497	$57,973

Equity in earnings of unconsolidated entities on a pro-rata basis	—	—	5,311	6,262

Operating expenses	(67,586)	(76,213)	(37,695)	(30,600)

Interest expense	(26,213)	(38,898)	(14,330)	(16,746)

Depreciation and amortization	(17,327)	(16,507)	(9,350)	(6,154)

Net Earnings (pre-tax)	$10,768	$12,016	$11,433	$10,735

Nine Months Ended October 31,

Operations:

Revenues	$415,624	$391,583	$192,866	$158,132

Equity in earnings of unconsolidated entities on a pro-rata basis	—	—	14,297	15,703

Operating expenses	(226,294)	(205,485)	(107,605)	(83,799)

Interest expense	(95,987)	(98,251)	(42,789)	(40,282)

Depreciation and amortization	(55,370)	(48,553)	(23,666)	(18,261)

Net Earnings (pre-tax)	$37,973	$39,294	$33,103	$31,493

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	October 31,	January 31,
	2003	2003

Partners’ equity, as above	$209,766	$160,303

Equity of other partners	65,306	30,178

Company’s investment in partnerships	144,460	130,125

Advances to partnerships, as above	1,385	18,355

Advances to other real estate affiliates	314,500	340,725

Investments in and Advances to Real Estate Affiliates	$460,345	$489,205

The Company is a general partner in several syndicated residential partnerships which are accounted for on the equity method under both full consolidation and pro-rata consolidation. Summarized Balance Sheet information at the Company’s economic share is as follows.

	October 31,	January 31,
	2003	2003

Total Assets	$259,460	$531,585

Total Liabilities	$209,357	$445,528

Partner’s Equity	$50,103	$86,057

As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions for the development and construction of real estate projects. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to four executive officers of the Company. At October 31, 2003 and January 31, 2003, amounts advanced in the normal course of business for development and construction of real estate projects on behalf of this partner collateralized by this partnership interest were $110,586,000 and $98,264,000, respectively, of the $314,500,000 and $340,725,000 presented above for “Advances to other real estate affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property.

(Continued on Page 47)

SUMMARY OF EARNINGS BEFORE DEPRECIATION, AMORTIZATION AND DEFERRED TAXES (EBDT)

Management analyzes its properties using the pro-rata consolidation method because it provides operating data at the Company’s ownership share and the Company publicly discloses and discusses its performance using this method of consolidation to compliment its GAAP disclosures. This is useful to investors because in line with industry practice, the Company has made a large number of investments in which its economic ownership is less than 100% as a mean of sharing risk. The information in the tables below present amounts for both full consolidation, a GAAP measure, and pro-rata consolidation, providing a reconciliation of the difference between the two methods, as well as a reconciliation from EBDT to Net Earnings. EBDT is useful to investors because it provides another measure for the investor to measure the Company's long term operating performance as net earnings can vary from year to year due to property depreciation, acqusitions and other factors that have a short term impact. Under the pro-rata consolidation method, the Company presents its partnership investments proportionate to its share of ownership for each line item of its consolidated financial statements. Under full consolidation, partnership assets and liabilities are reported as consolidated at 100 percent if deemed under the Company’s control, or on the equity method of accounting if the Company does not have control.

Reconciliation of Net Earnings to Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) (2)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

	(in thousands)		(in thousands)

Net earnings	$25,972	$8,941	$47,367	$31,760

Depreciation and amortization — Real Estate Groups (5)	34,859	32,132	98,851	88,145

Depreciation and amortization — equity method investments (3)	133	124	380	362

Deferred income tax expense — Real Estate Groups (7)	17,948	9,945	32,231	12,463

Deferred income tax expense (benefit) on early extinguishment of debt (6)(7)	—	141	—	291

Deferred income tax benefit — Non-Real Estate Groups:(7)

Loss on disposition of other investments	—	—	(179)	(46)

Current income tax expense on non-operating earnings: (7)

Provision for decline in real estate	—	(78)	—	(78)

Gain on disposition of other investments	—	—	9	—

Gain on disposition included in discontinued operations	(4)	—	1,725	2,566

Straight-line rent adjustment (4)	(2,654)	(1,869)	(5,185)	(3,000)

Provision for decline in real estate, net of minority interest	—	957	2,397	957

Loss on disposition of other investments	—	—	431	116

Discontinued operations: (1)

Gain on disposition of operating properties	(6,358)	—	(6,769)	—

Minority interest	—	—	323	—

Loss on early extinguishment of debt, net of tax (6)	—	214	—	444

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) (2)	$69,896	$50,507	$171,581	$133,980

1)	The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. Pursuant to the definition of a component of an entity of SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations.

2)	The Company uses an additional measure, along with net earnings, to report its operating results. This measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”), is not a measure of operating results as defined by generally accepted accounting principles and may not be directly comparable to similarly-titled measures reported by other companies. The Company believes that EBDT provides additional information about its operations, and along with net earnings, is necessary to understand its operating results. EBDT is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization (including amortization of mortgage procurment costs) and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax). Early extinguishment of debt is now reported in operating earnings. However, early extinguishment of debt is excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt is included in EBDT.

3)	Amount represents depreciation expense for certain syndicated properties accounted for on the equity method of accounting under both full consolidation and pro-rata consolidation. See Note E — Investments In and Advances to Affiliates for further discussion of these syndicated properties on Form 10-K for the year ended January 31, 2003.

4)	Effective for the year ended January 31, 2001, the Company recognizes minimum rents on a straight-line basis over the term of the related lease pursuant to the provision of SFAS No. 13, “Accounting for Leases.” The straight-line rent adjustment is recorded as an increase or decrease to revenue from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., with the applicable offset to either accounts receivable or accounts payable, as appropriate.

5)	The following table provides detail of Depreciation and Amortization. The Company’s Real Estate Groups are owned by Forest City Rental Properties Corporation, a wholly-owned subsidiary engaged in the ownership, development, acquisition and management of real estate projects, including apartment complexes, regional malls and retail centers, hotels, office buildings and mixed-use facilities, as well as large land development projects (in thousand).

	Three Months Ended October 31,		Nine Months Ended October 31,

	2003	2002	2003	2002

Full Consolidation	$31,062	$30,356	$91,300	$84,285

Non-Real Estate Groups	(964)	(1,202)	(2,885)	(3,311)

Real Estate Groups Full Consolidation	30,098	29,154	88,415	80,974

Real Estate Groups related to minority interest	(4,673)	(4,424)	(13,811)	(13,359)

Real Estate Groups equity method	9,280	6,120	23,516	18,154

Discontinued operations	154	1,282	731	2,376

Real Estate Groups Pro-Rata Consolidation	$34,859	$32,132	$98,851	$88,145

6)	The Company has adopted the provisions of Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145) which requires gains or losses from early extinguishment of debt to be classified in operating earnings. The Company previously reported gains or losses from early extinguishment of debt as extraordinary item, net of tax, in its Consolidated Statements of Earnings as follows (in thousands):

Loss on early extinguishment of debt reclassified to continuing operations	$	—	$	(355)	$	—	$	(735)

Deferred income tax benefit		—		(141)		—		(291)

Loss on early extinguishment of debt, net of tax	$	—	$	(214)	$	—	$	(444)

7)	The following table provides detail of Income Tax Expense (Benefit) (in thousands):

		Three Months Ended October 31,		Nine Months Ended October 31,

		2003	2002	2003	2002

(A)	Continuing operations

	Current	$(2,813)	$(4,242)	$1,071	$4,131

	Deferred	20,098	11,469	32,796	17,066

		17,285	7,227	33,867	21,197

(B)	Provision for decline in real estate

	Current	$—	$(78)	$—	$(78)

	Deferred	—	(300)	(948)	(300)

		—	(378)	(948)	(378)

(C)	Loss on disposition of other investments

	Current	$—	$—	$9	$—

	Deferred - Non-Real Estate Groups	—	—	(179)	(46)

		—	—	(170)	(46)

(D)	Deferred taxes on early extinguishment of debt	$—	$(141)	$—	$(291)

	Subtotal (A) (B) (C) (D)

	Current	$(2,813)	$(4,320)	$1,080	$4,053

	Deferred	20,098	11,028	31,669	16,429

	Income tax expense	17,285	6,708	32,749	20,482

(E)	Discontinued operations

	Operating earnings

	Current	$386	$276	$358	$88

	Deferred	(17)	(116)	(19)	(158)

		369	160	339	(70)
	Gain (loss) on disposition of operating properties

	Current	$(4)	$—	$1,725	$2,566

	Deferred	2,518	—	824	(2,566)

		2,514	—	2,549	—

		2,883	160	2,888	(70)

	Grand Total (A)(B)(C)(D)(E)

	Current	$(2,431)	$(4,044)	$3,163	$6,707

	Deferred	22,599	10,912	32,474	13,705

		$20,168	$6,868	$35,637	$20,412

	Recap of Grand Total:

	Real Estate Groups

	Current	$(2,893)	$(1,043)	$7,227	$12,627

	Deferred	17,948	9,945	32,231	12,463

		15,055	8,902	39,458	25,090

	Non-Real Estate Groups

	Current	$462	$(3,001)	$(4,064)	$(5,920)

	Deferred	4,651	967	243	1,242

		5,113	(2,034)	(3,821)	(4,678)

	Grand Total	$20,168	$6,868	$35,637	$20,412

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended October 31, 2003 (in thousands)

	Commercial Group 2003					Residential Group 2003
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$157,582	$32,560	$35,443	$—	$160,465	$40,817	$1,657	$20,436	$880	$60,476
Exclude straight-line rent adjustment	(3,988)	—	—	—	(3,988)	(220)	—	—	—	(220)
Add back equity method depreciation expense	6,204	—	(6,204)	—	—	3,209	—	(3,076)	—	133

Adjusted revenues	159,798	32,560	29,239	—	156,477	43,806	1,657	17,360	880	60,389
Operating expenses, including depreciation and amortization for non-Real Estate Groups	80,019	18,732	20,403	—	81,690	20,217	1,257	11,850	1,086	31,896
Exclude straight-line rent adjustment	(1,554)	—	—	—	(1,554)	—	—	—	—	—

Adjusted operating expenses	78,465	18,732	20,403	—	80,136	20,217	1,257	11,850	1,086	31,896

Net operating income	81,333	13,828	8,836	—	76,341	23,589	400	5,510	(206)	28,493
Interest expense	36,011	8,674	8,836	—	36,173	6,268	225	5,510	382	11,935
Gain on early extinguishment of debt	—	—	—	—	—	—	—	—	190	190
Gain on disposition recorded on equity method	—	—	—	—	—	—	—	—	—	—
Income tax provision (benefit)	(230)	—	—	—	(230)	(1,479)	—	—	386	(1,093)
Minority interest in earnings before depreciation and amortization	5,154	5,154	—	—	—	175	175	—	—	—
Add: EBDT from discontinued operations	—	—	—	—	—	(1,164)	—	—	1,164	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$40,398	$—	$—	$—	$40,398	$17,461	$—	$—	$—	$17,461

	Land Group 2003					Lumber Trading Group 2003
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$55,455	$1,802	$5,496	$—	$59,149	$39,627	$—	$—	$—	$39,627
Operating expenses, including depreciation and amortization for non-Real Estate Groups	28,709	992	5,512	—	33,229	34,933	—	—	—	34,933

Net operating income	26,746	810	(16)	—	25,920	4,694	—	—	—	4,694
Interest expense	806	—	(16)	—	790	966	—	—	—	966
Income tax provision (benefit)	8,827	—	—	—	8,827	1,658	—	—	—	1,658
Minority interest in earnings before depreciation and amortization	810	810	—	—	—	—	—	—	—	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$16,303	$—	$—	$—	$16,303	$2,070	$—	$—	$—	$2,070

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended October 31, 2003 (in thousands) continued

	Corporate Activities 2003					Total 2003
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$111	$—	$—	$—	$111	$293,592	$36,019	$61,375	$880	$319,828
Exclude straight-line rent adjustment	—	—	—	—	—	(4,208)	—	—	—	(4,208)
Add back equity method depreciation expense	—	—	—	—	—	9,413	—	(9,280)	—	133

Adjusted revenues	111	—	—	—	111	298,797	36,019	52,095	880	315,753
Operating expenses, including depreciation and amortization for non-Real Estate Groups	6,927	—	—	—	6,927	170,805	20,981	37,765	1,086	188,675
Exclude straight-line rent adjustment	—	—	—	—	—	(1,554)	—	—	—	(1,554)

Adjusted operating expenses	6,927	—	—	—	6,927	169,251	20,981	37,765	1,086	187,121

Net operating income	(6,816))	—	—	—	(6,816)	129,546	15,038	14,330	(206)	128,632
Interest expense	6,458	—	—	—	6,458	50,509	8,899	14,330	382	56,322
Gain on early extinguishment of debt	—	—	—	—	—	—	—	—	190	190
Income tax (benefit) provision	(6,938)	—	—	—	(6,938)	1,838	—	—	386	2,224
Minority interest in earnings before depreciation and amortization	—	—	—	—	—	6,139	6,139	—	—	—
Add: EBDT from discontinued operations	—	—	—	—	—	(1,164)	—	—	1,164	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(6,336)	$—	$—	$—	$(6,336)	$69,896	$—	$—	$—	$69,896

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)						$69,896	$—	$—	$—	$69,896
Depreciation and amortization — Real Estate Groups						(34,838)	—	—	(154)	(34,992)
Deferred taxes — Real Estate Groups						(15,447)	—	—	17	(15,430)
Straight-line rent adjustment						2,654	—	—	—	2,654
Gain on disposition of operating properties, net of tax						—	—	—	3,844	3,844
Discontinued operations, net of tax and minority interest:(a)
Depreciation and amortization						(154))	—	—	154	—
Deferrred taxes						17	—	—	(17)	—
Straight-line rent adjustment						—	—	—	—	—
Gain in disposition of operating properties						3,844	—	—	(3,844)	—

Net earnings						$25,972	$—	$—	$—	$25,972

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

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Nine Months Ended October 31, 2003 (in thousands)

	Commercial Group 2003					Residential Group 2003
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$481,411	$103,364	$102,169	$—	$480,216	$132,678	$5,557	$60,539	$5,100	$192,760
Exclude straight-line rent adjustment	(8,627)	—	—	—	(8,627)	(363)	—	—	—	(363)
Add back equity method depreciation expense	15,002	—	(15,002)	—	—	8,894	—	(8,514)	—	380

Adjusted revenues	487,786	103,364	87,167	—	471,589	141,209	5,557	52,025	5,100	192,777
Operating expenses, including depreciation and amortization for non-Real Estate Groups	249,033	59,560	62,099	—	251,572	63,053	4,271	34,789	4,130	97,701
Exclude straight-line rent adjustment	(3,805)	—	—	—	(3,805)	—	—	—	—	—

Adjusted operating expenses	245,228	59,560	62,099	—	247,767	63,053	4,271	34,789	4,130	97,701

Net operating income	242,558	43,804	25,068	—	223,822	78,156	1,286	17,236	970	95,076
Interest expense	98,965	23,727	25,068	—	100,306	18,724	682	17,236	1,143	36,421
Loss (gain) on early extinguishment of debt	—	—	—	—	—	(766)	(98)	—	190	(478)
Income tax provision (benefit)	2,880	—	—	—	2,880	3,554	—	—	358	3,912
Minority interest in earnings before depreciation and amortization	20,077	20,077	—	—	—	702	702	—	—	—
Add: EBDT from discontinued operations	—	—	—	—	—	(721)	—	—	721	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$120,636	$—	$—	$—	$120,636	$55,221	$—	$—	$—	$55,221

	Land Group 2003					Lumber Trading Group 2003
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$85,044	$4,117	$11,352	$—	$92,279	$86,508	$—	$—	$—	$86,508
Operating expenses, including depreciation and amortization for non-Real Estate Groups	43,896	2,189	10,867	—	52,574	79,816	—	—	—	79,816

Net operating income	41,148	1,928	485	—	39,705	6,692	—	—	—	6,692
Interest expense	2,233	—	485	—	2,718	2,385	—	—	—	2,385
Income tax provision (benefit)	11,788	—	—	—	11,788	2,149	—	—	—	2,149
Minority interest in earnings before depreciation and amortization	1,928	1,928	—	—	—	—	—	—	—	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$25,199	$—	$—	$—	$25,199	$2,158	$—	$—	$—	$2,158

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Nine Months Ended October 31, 2003 (in thousands) continued

	Corporate Activities 2003					Total 2003
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$411	$—	$—	$—	$411	$786,052	$113,038	$174,060	$5,100	$852,174
Exclude straight-line rent adjustment	—	—	—	—	—	(8,990)	—	—	—	(8,990)
Add back equity method depreciation expense	—	—	—	—	—	23,896	—	(23,516)	—	380

Adjusted revenues	411	—	—	—	411	800,958	113,038	150,544	5,100	843,564

Operating expenses, including depreciation and amortization for non-Real Estate Groups	19,605	—	—	—	19,605	455,403	66,020	107,755	4,130	501,268
Exclude straight-line rent adjustment	—	—	—	—	—	(3,805)	—	—	—	(3,805)

Adjusted operating expenses	19,605	—	—	—	19,605	451,598	66,020	107,755	4,130	497,463

Net operating income	(19,194)	—	—	—	(19,194)	349,360	47,018	42,789	970	346,101
Interest expense	19,833	—	—	—	19,833	142,140	24,409	42,789	1,143	161,663
Loss (gain) on early extinguishment of debt	11,484	—	—	—	11,484	10,718	(98)	—	190	11,006
Income tax (benefit) provision	(18,878)	—	—	—	(18,878)	1,493	—	—	358	1,851
Minority interest in earnings before depreciation and amortization	—	—	—	—	—	22,707	22,707	—	—	—
Add: EBDT from discontinued operations	—	—	—	—	—	(721)	—	—	721	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(31,633)	$—	$—	$—	$(31,633)	$171,581	$—	$—	$—	$171,581

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)						$171,581	$—	$—	$—	$171,581
Depreciation and amortization — Real Estate Groups						(98,500)	—	—	(731)	(99,231)
Deferred taxes — Real Estate Groups						(32,374)	—	—	19	(32,355)
Straight-line rent adjustment						5,185	—	—	—	5,185
Provision for decline in real estate, net of tax						(1,449)	—	—	—	(1,449)
(Loss) gain on disposition of operating properties and other investments, net of tax						(261)	—	—	3,897	3,636
Discontinued operations, net of tax and minority interest:(a)
Depreciation and amortization						(731)	—	—	731	—
Deferred taxes						19	—	—	(19)	—
Gain on disposition of operating properties						3,897	—	—	(3,897)	—

Net earnings						$47,367	$—	$—	$—	$47,367

(a) The company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1. 2002. Pursuant to the definition of a component of SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations.

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended October 31, 2002 (in thousands)

	Commercial Group 2002					Residential Group 2002
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$152,922	$31,985	$27,137	$1,666	$149,740	$36,931	$1,235	$20,089	$2,478	$58,263
Exclude straight-line rent adjustment	(3,202)	—	—	(30)	(3,232)	—	—	—	—	—
Add back equity method depreciation expense	3,497	—	(3,497)	—	—	2,747	—	(2,623)	—	124

Adjusted revenues	153,217	31,985	23,640	1,636	146,508	39,678	1,235	17,466	2,478	58,387
Operating expenses, including depreciation and amortization for non-Real Estate Groups	85,485	19,641	14,275	758	80,877	18,553	876	10,669	1,748	30,094
Exclude straight-line rent adjustment	(1,363)	—	—	—	(1,363)	—	—	—	—	—

Adjusted operating expenses	84,122	19,641	14,275	758	79,514	18,533	876	10,669	1,748	30,094

Net operating income	69,095	12,344	9,365	878	66,994	21,125	359	6,797	730	28,293
Interest expense	26,362	8,207	9,365	219	27,739	6,143	204	6,797	534	13,270
Exclude early extinguishment of debt(a)	—	—	—	—	—	(355)	—	—	—	(355)

Adjusted interest expense	26,362	8,207	9,365	219	27,739	5,788	204	6,797	534	12,915
Income tax (benefit) provision	(4,744)	—	—	(7)	(4,751)	(2,602)	—	—	283	(2,319)
Exclude tax on early extinguishment of debt (a)	—	—	—	—	—	141	—	—	—	141

Adjusted income tax (benefit) provision	(4,744)	—	—	(7)	(4,751)	(2,461)	—	—	283	(2,178)
Minority interest in earnings before depreciation and amortization	4,137	4,137	—	—	—	155	155	—	—	—
Add: EBDT from discontinued operations	666	—	—	(666)	—	(87)	—	—	87	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$44,006	$—	$—	$—	$44,006	$17,556	$—	$—	$—	$17,556

	Land Group 2002					Lumber Trading Group 2002
			Plus				Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$15,194	$894	$6,274	$—	$20,574	$23,296	$—	$—	$—	$23,296
Operating expenses, including depreciation and amortization for non-Real Estate Groups	6,823	579	5,690	—	11,934	23,134	—	—	—	23,134

Net operating income	8,371	315	584	—	8,640	162	—	—	—	162
Interest expense	398	—	584	—	982	649	—	—	—	649
Income tax provision	5,875	—	—	—	5,875	(115)	—	—	—	(115)
Minority interest in earnings before depreciation and amortization	315	315	—	—	—	—	—	—	—	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$1,783	$—	$—	$—	$1,783	$(372)	$—	$—	$—	$(372)

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Three Months Ended October 31, 2002 (in thousands) continued

	Corporate Activities 2002					Total 2002
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$385	$—	$—	$—	$385	$228,728	$34,114	$53,500	$4,144	$252,258
Exclude straight-line rent adjustment	—	—	—	—	—	(3,202)	—	—	(30)	(3,232)
Add back equity method depreciation expense	—	—	—	—	—	6,244	—	(6,120)	—	124

Adjusted revenues	385	—	—	—	385	231,770	34,114	47,380	4,114	249,150

Operating expenses, including depreciation and amortization for non-Real Estate Groups	7,919	—	—	—	7,919	141,914	21,096	30,634	2,506	153,958
Exclude straight-line rent adjustment	—	—	—	—	—	(1,363)	—	—	—	(1,363)

Adjusted operating expenses	7,919	—	—	—	7,919	140,551	21,096	30,634	2,506	152,595

Net operating income	(7,534)	—	—	—	(7,534)	91,219	13,018	16,746	1,608	96,555
Interest expense	6,761	—	—	—	6,761	40,313	8,411	16,746	753	49,401
Exclude early extinguishment of debt(a)	—	—	—	—	—	(355)	—	—	—	(355)

Adjusted interest expense	6,761	—	—	—	6,761	39,958	8,411	16,746	753	49,046
Gain on disposition recorded on equity method	—	—	—	—	—	—	—	—	—	—
Income tax (benefit) provision	(1,829)	—	—	—	(1,829)	(3,415)	—	—	276	(3,139)
Exclude tax on early extinguishment of debt(a)	—	—	—	—	—	141	—	—	—	141

Adjusted income tax (benefit) provision	(1,829)	—	—	—	(1,829)	(3,274)	—	—	276	(2,998)
Minority interest in earnings before depreciation and amortization	—	—	—	—	—	4,607	4,607	—	—	—
Add: EBDT from discontinued operations	—	—	—	—	—	579	—	—	(579)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(12,466)	$—	$—	$—	$(12,466)	$50,507	$—	$—	$—	$50,507

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)						$50,507	$—	$—	$—	$50,507
Depreciation and amortization — Real Estate Groups						(30,973)	—	—	(1,283)	(32,256)
Deferred taxes — Real Estate Groups						(10,502)	—	—	116	(10,386)
Straight-line rent adjustment						1,839	—	—	30	1,869
Early extinguishment of debt, net of tax						(214)	—	—	—	(214)
Provision for decline in real estate, net of tax						(579)	—	—	—	(579)
Discontinued operations, net of tax and minority interest:
Depreciation and amortization						(1,283)	—	—	1,283	—
Deferred taxes						116	—	—	(116)	—
Straight-line rent adjustment						30	—	—	(30)	—

Net earnings						$8,941	$—	$—	$—	$8,941

(a) Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported as loss on debt extinguishment. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Nine Months Ended October 31, 2002 (in thousands)

	Commercial Group 2002					Residential Group 2002
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$430,852	$88,803	$77,542	$5,267	$424,858	$109,704	$3,530	$53,194	$7,503	$166,871
Exclude straight-line rent adjustment	(7,767)	—	—	(57)	(7,824)	—	—	—	—	—
Add back equity method depreciation expense	10,868	—	(10,868)	—	—	7,648	—	(7,286)	—	362

Adjusted revenues	433,953	88,803	66,674	5,210	417,034	117,352	3,530	45,908	7,503	167,233
Operating expenses, including depreciation and amortization for non-Real Estate Groups	235,288	50,950	44,015	2,389	230,742	53,677	2,670	29,969	5,206	86,182
Exclude straight-line rent adjustment	(4,824)	—	—	—	(4,824)	—	—	—	—	—

Adjusted operating expenses	230,464	50,950	44,015	2,389	225,918	53,677	2,670	29,969	5,206	86,182

Net operating income	203,489	37,853	22,659	2,821	191,116	63,675	860	15,939	2,297	81,051
Interest expense	89,175	24,383	22,659	639	88,090	16,969	473	15,939	1,560	33,995
Exclude early extinguishment of debt(a)	—	—	—	—	—	(735)	—	—	—	(735)

Adjusted interest expense	89,175	24,383	22,659	639	88,090	16,234	473	15,939	1,560	33,260
Income tax provision (benefit)	(334)	—	—	(31)	(365)	1,310	—	—	119	1,429
Exclude tax on early extinguishment of debt(a)	—	—	—	—	—	291	—	—	—	291

Adjusted income tax provision (benefit)	(334)	—	—	(31)	(365)	1,601	—	—	119	1,720
Minority interest in earnings before depreciation and amortization	13,470	13,470	—	—	—	387	387	—	—	—
Add: EBDT from discontinued operations	2,213	—	—	(2,213)	—	618	—	—	(618)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$103,391	$—	$—	$—	$103,391	$46,071	$—	$—	$—	$46,071

	Land Group 2002					Lumber Trading Group 2002
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$59,226	$3,667	$11,606	$—	$67,165	$72,896	$—	$—	$—	$72,896
Exclude straight-line rent adjustment	—	—	—	—	—	—	—	—	—	—
Add back equity method depreciation expense	—	—	—	—	—	—	—	—	—	—

Adjusted Revenues	59,226	3,667	11,606	—	67,165	72,896	—	—	—	72,896
Operating expenses, including depreciation and amortization for non-Real Estate Groups	31,430	2,128	9,922	—	39,224	71,258	—	—	—	71,258

Net operating income	27,796	1,539	1,684	—	27,941	1,638	—	—	—	1,638
Interest expense	807	—	1,684	—	2,491	2,044	—	—	—	2,044
Income tax provision	14,861	—	—	—	14,861	25	—	—	—	25
Minority interest in earnings before depreciation and amortization	1,539	1,539	—	—	—	—	—	—	—	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$10,589	$—	$—	$—	$10,589	$(431)	$—	$—	$—	$(431)

Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) — Nine Months Ended October 31, 2002 (in thousands) continued

	Corporate Activities 2002						Total 2002
			Plus					Plus
		Less	Unconsolidated	Plus			Less	Unconsolidated	Plus
	Full	Minority	Investments at	Discontinued	Pro-Rata	Full	Minority	Investments at	Discontinued	Pro-Rata
	Consolidation	Interest	Pro-Rata	Operations	Consolidation	Consolidation	Interest	Pro-Rata	Operations	Consolidation
Revenues	$854	$—	$—	$—	$854	$673,532	$96,000	$142,342	$12,770	$732,644
Exclude straight-line rent adjustment	—	—	—	—	—	(7,767)	—	—	(57)	(7,824)
Add back equity method depreciation expense	—	—	—	—	—	18,516	—	(18,154)	—	362

Adjusted revenues	854	—	—	—	854	684,281	96,000	124,188	12,713	725,182
Operating expenses, including depreciation and amortization for non-Real Estate Groups	18,018	—	—	—	18,018	409,671	55,748	83,906	7,595	445,424
Exclude straight-line rent adjustment	—	—	—	—	—	(4,824)	—	—	—	(4,824)

Adjusted operating expenses	18,018	—	—	—	18,018	404,847	55,748	83,906	7,595	440,600

Net operating income	(17,164)	—	—	—	(17,164)	279,434	40,252	40,282	5,118	284,582
Interest expense	19,209	—	—	—	19,209	128,204	24,856	40,282	2,199	145,829
Exclude early extinguishment of debt(a)	—	—	—	—	—	(735)	—	—	—	(735)

Adjusted interest expense	19,209	—	—	—	19,209	127,469	24,856	40,282	2,199	145,094
Income tax (benefit) provision	(10,733)	—	—	—	(10,733)	5,129	—	—	88	5,217
Exclude tax on early extinguishment of debt(a)	—	—	—	—	—	291	—	—	—	291

Adjusted income tax provision (benefit)	(10,733)	—	—	—	(10,733)	5,420	—	—	88	5,508
Minority interest in earnings before depreciation and amortization	—	—	—	—	—	15,396	15,396	—	—	—
Add: EBDT from discontinued operations	—	—	—	—	—	2,831	—	—	(2,831)	—

Earnings before depreciation, amortization and deferred taxes (EBDT)	$(25,640)	$—	$—	$—	$(25,640)	$133,980	$—	$—	$—	$133,980

Reconciliation to net earnings:
Earnings before depreciation, amortization and deferred taxes (EBDT)						$133,980	$—	$—	$—	$133,980
Depreciation and amortization — Real Estate Groups						(86,131)	—	—	(2,376)	(88,507)
Deferred taxes — Real Estate Groups						(15,778)	—	—	158	(15,620)
Straight-line rent adjustment						2,943	—	—	57	3,000
Early extinguishment of debt, net of tax(a)						(444)	—	—	—	(444)
Provision for decline in real estate, net of tax						(579)	—	—	—	(579)
(Loss) on disposition of operating properties and other investments, net of tax						(70)	—	—	—	(70)
Discontinued operations, net of tax and minority interest:
Depreciation and amortization						(2,376)	—	—	2,376	—
Deferred taxes						158	—	—	(158)	—
Straight-line rent adjustment						57	—	—	(57)	—

Net earnings						$31,760	$—	$—	$—	$31,760

(a) Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported as loss on debt extinguishment. However, early extinguishment of debt will be excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt will be included in EBDT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is interest rate risk. At October 31, 2003, the Company had $994,999,000 of variable-rate debt outstanding. This is inclusive of the $62,500,000 outstanding under its long-term credit facility. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate non-recourse financing for its rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.

To mitigate short-term variable interest rate risk, the Company has purchased London Interbank Offered Rate (LIBOR) interest rate caps and swaps as follows.

	Caps			Swaps (1)

Coverage	Amount		Average Rate	Amount	Average Rate

	(dollars in thousands)
11/01/03 - 02/01/04	$616,731	(2)	5.87%	$523,091	2.41%
02/01/04 - 02/01/05	933,653		5.15%	510,594	2.66%
02/01/05 - 02/01/06	592,256		5.83%	325,587	3.41%
02/01/06 - 02/01/07	90,953		7.58%	385,228	3.53%
02/01/07 - 02/01/08	88,493		7.58%	142,733	4.09%

(1)	Swaps include long-term LIBOR contracts that have an average maturity greater than six months.
(2)	These LIBOR-based hedges as of November 1, 2003 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2004.

The interest rate hedges summarized in the tables above were purchased to mitigate short-term variable interest rate risk. As part of its interest rate risk management the Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt.

The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of the Company’s total fixed-rate debt at October 31, 2003 was $2,866,891,000 compared to an estimated fair value of $2,919,972,000. The Company estimates that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $3,104,034,000 at October 31, 2003.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At October 31, 2003, interest rate caps and Treasury options were reported at their fair value of approximately $3,917,000 in the Consolidated Balance Sheet as Other Assets. The fair value of interest rate swap and floor agreements at October 31, 2003 is an unrealized loss of $7,376,000 and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheet.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

October 31, 2003

	Expected Maturity Date

							Total	Fair Market
							Outstanding	Value
Long-Term Debt	2003	2004	2005	2006	2007	Thereafter	10/31/03	10/31/03

	(dollars in thousands)
Fixed:
Fixed rate debt	$32,761	$63,826	$138,900	$422,663	$124,485	$1,688,189	$2,470,824	$2,533,810

Weighted average interest rate	7.06%	7.10%	7.21%	6.61%	7.16%	6.97%	6.93%
UDAG	4,823	365	10,876	8,050	440	51,113	75,667	52,541
Weighted average interest rate	3.93%	0.00%	3.86%	0.00%	0.46%	1.79%	2.02%
Senior & Subordinated Debt (1)	—	—	—	—	—	320,400	320,400	333,621
Weighted average interest rate						7.66%	7.66%

Total Fixed Rate Debt	37,584	64,191	149,776	430,713	124,925	2,059,702	2,866,891	2,919,972

Variable:
Variable rate debt	52,358	149,820	100,217	232,586	24,886	161,082	720,949	720,949
Weighted average interest rate							4.24%
Tax Exempt	660	52,340	21,000	—	—	137,550	211,550	211,550
Weighted average interest rate							2.02%
Credit Facility (1)	6,250	25,000	25,000	6,250	—	—	62,500	62,500
Weighted average interest rate							3.84%

Total Variable Rate Debt	59,268	227,160	146,217	238,836	24,886	298,632	994,999	994,999

Total Long-Term Debt	$96,852	$291,351	$295,993	$669,549	$149,811	$2,358,334	$3,861,890	$3,914,971

(1)	Represents recourse debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

October 31, 2002

	Expected Maturity Date

							Total	Fair Market
							Outstanding	Value
Long-Term Debt	2002	2003	2004	2005	2006	Thereafter	10/31/02	10/31/02

	(dollars in thousands)
Fixed:
Fixed rate debt	$11,226	$61,075	$49,188	$124,934	$396,794	$1,278,763	$1,921,980	$2,003,211
Weighted average interest rate	7.60%	7.19%	7.18%	7.27%	6.65%	7.45%	7.26%
UDAG	88	3,927	415	10,929	8,106	47,571	71,036	48,266
Weighted average interest rate	0.03%	3.65%	0.61%	3.87%	0.03%	1.93%	2.10%
Senior & Subordinated Debt (1)	—	—	—	—	—	220,400	220,400	215,688
Weighted average interest rate						8.48%	8.48%

Total Fixed Rate Debt	11,314	65,002	49,603	135,863	404,900	1,546,734	2,213,416	2,267,165

Variable:
Variable rate debt	172,707	402,225	148,913	2,318	2,531	97,199	825,893	825,893
Weighted average interest rate							4.70%
Tax Exempt	16,600	29,060	7,940	21,000	—	31,000	105,600	105,600
Weighted average interest rate							2.95%
Credit Facility (1)	6,250	25,000	25,000	25,000	113,250	—	194,500	194,500
Weighted average interest rate							4.99%

Total Variable Rate Debt	195,557	456,285	181,853	48,318	115,781	128,199	1,125,993	1,125,993

Total Long-Term Debt	$206,871	$521,287	$231,456	$184,181	$520,681	$1,674,933	$3,339,409	$3,393,158

(1)	Represents recourse debt.

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

Item 4. Submission of Matters to a Vote of Security-Holders

None.

Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Form of Senior Indenture between the Company and The Bank of New York, as Trustee thereunder, incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

4.4	-	7.625% Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1-4372).

4.5	-	Form of 7.625% Senior Notes due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.16	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.17	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

+10.18	-	First Amendment to the forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

+10.19	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

+10.20	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.22	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.23	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

10.26	-	intentionally omitted.

10.27	-	intentionally omitted.

Exhibit
Number		Description of Document

+10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.29	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.30	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.31	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.32	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.33	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.34	-	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.35	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.36	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

Exhibit
Number		Description of Document

10.37	-	Credit Agreement, dated as of March 5, 2002, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 5, 2002 (File No. 1-4372).

10.38	-	Guaranty of Payment of Debt, dated as of March 5, 2002, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated March 5, 2002 (File No. 1-4372).

+10.39	-	Form of Restricted Stock Agreement between Forest City Enterprises, Inc. and the grantee, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended January 31, 2003 (File No. 1-4372).

10.40	-	First Amendment to Credit Agreement, dated as of May 9, 2003, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 1-4372).

10.41	-	First Amendment to Guaranty of Payment of Debt, dated as of May 9, 2003, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 1-4372).

+10.42	-	1994 Stock Option Plan, as Amended, incorporated by reference to Exhibit A to the Forest City Enterprises, Inc. Proxy Statement for its Annual Meeting of Shareholders held on June 11, 2003 (File No. 1-4372).

*31.1	-	Principle Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principle Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement.

*	Filed herewith.

(b)  Reports on Form 8-K.

During the three months ended October 31, 2003, the Company:

(1) Filed a Current Report on Form 8-K on September 12, 2003 under Items 5 and 7 to furnish a supplemental package that provides certain operating and other data for the six months ended July 31, 2003; and

(2) Furnished a Current Report on Form 8-K on September 12, 2003 under Item 12 to issue a press release announcing financial results for the three and six months ended July 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date	December 8, 2003	/S/ THOMAS G. SMITH

Thomas G. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date	December 8, 2003	/S/ LINDA M. KANE

Linda M. Kane Senior Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

31.1 -	Principle Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Principle Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002