Form 10-Q/A
period 2003-10-31
FOREST CITY ENTERPRISES INC
filed 2004-01-28
CIK 38067

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT NO. 1
TO
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

Explanatory Note

     Forest City Enterprises, Inc. (the “Registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended October 31, 2003 (the “Quarterly Report”) to amend and restate in its entirety Item 1 of Part I to add Note M to its Notes to Consolidated Financial Statements. In addition, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the Registrant is including with this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. This Amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Registrant has not updated the disclosures contained herein to reflect any events that occurred at a later date.

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

M.     Subsequent Event

In November, 2003, the Company agreed to provide certain concessions to its partner relating to a property accounted for under the equity method of accounting. These concessions involved the Company agreeing to forgive their partner's deficit restoration obligations, as well as modifying the liquidating distribution provisions of the partnership agreement. As a result of these concessions, upon the sale of the property and the resulting dissolution of the partnership in November 2003, the Company recognized a loss of approximately $3.5 million.

Item 6. Exhibits and Reports on Form 8-K.

             (a) Exhibits

Exhibit
Number	Description of Document

31.1	Principal Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Principal Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date	January 28, 2004	/S/ THOMAS G. SMITH

Thomas G. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date	January 28, 2004	/S/ LINDA M. KANE

Linda M. Kane Senior Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Document

31.1 -	Principal Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Principal Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002