Form 10-K
period 2004-01-31
FOREST CITY ENTERPRISES INC
filed 2004-03-31
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                January 31, 2004

OR

☐	TRANSITION REPORT Pursuant to Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES ☒  NO ☐

The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,292,551,000.

The number of shares of registrant’s common stock outstanding on March 19, 2004 was 36,296,461 and 13,715,627 for Class A and Class B common stock, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held June 8, 2004 are incorporated by reference into Part III to the extent described therein.

FOREST CITY ENTERPRISES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 31, 2004

PART I

Item 1. Business

     Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) is principally engaged in the ownership, development, management and acquisition of commercial and residential real estate properties in 20 states and the District of Columbia. At January 31, 2004, the Company had $5.9 billion in consolidated assets, of which approximately $5.1 billion was invested in real estate, at cost. The Company’s portfolio of real estate assets is diversified both geographically and among property types.

     The Company operates through four Strategic Business Units:

•	Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects.

•	Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities.

•	Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.

•	Lumber Trading Group, a lumber wholesaler.

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

Commercial Group

     The Company has developed retail projects for more than 50 years and office and mixed-use projects for more than 30 years. Currently, the Commercial Group owns a diverse portfolio in both urban and suburban locations in 13 states. The Commercial Group targets densely populated markets where it effectively uses its expertise to develop complex projects, often employing public or private partnerships. As of January 31, 2004, the Commercial Group owned interests in 81 completed projects, including 42 retail properties, 31 office properties and eight hotels. The Commercial Group includes New York City office operations through the Company’s partnership with Forest City Ratner Companies.

     The Company opened its first community retail center in 1948, and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail centers, entertainment based centers, community centers and power centers (collectively, “Specialty Retail Centers”). As of January 31, 2004, the Commercial Group’s retail portfolio consisted of 13 regional malls with Gross Leasable Area (GLA) of 4.4 million square feet and 29 Specialty Retail Centers with a total GLA of 5.5 million square feet.

     Regional malls are developed in collaboration with anchor stores that typically own their facilities as an integral part of the mall structure and environment but do not generate significant direct payments to the Company. In contrast, anchor stores at specialty retail centers generally are tenants under long term leases that contribute significant rental payments to the Company.

     While the Company continues to develop regional malls in strong markets, it has also pioneered the concept of bringing specialty retailing to urban locations previously ignored by major retailers primarily in the New York metropolitan area. With high population densities and disposable income levels at or near those of the suburbs, urban development is proving to be economically advantageous for the Company, for the tenants who realize high sales per square foot and for the cities, which benefit from the new jobs and taxes created in the urban locations.

     At January 31, 2004, the Company’s operating portfolio of office/mixed-use and hotel projects consists of 31 office buildings containing 8.8 million square feet, including mixed-use projects with approximately 315,000 gross leasable square feet of retail space and eight hotels with 2,937 rooms.

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

Residential Group

     The Company’s Residential Group owns, develops, acquires, leases and manages residential rental property in 16 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in Northeast Ohio and gradually expanding nationally. Its residential portfolio includes middle-market apartments, upscale urban properties and adaptive re-use developments. The Company also owns a select number of supported-living facilities located primarily in the New York City metropolitan area.

     At January 31, 2004, the Residential Group’s operating portfolio consists of 37,063 units in 127 properties in which Forest City has an ownership interest, including 4,868 units of syndicated senior citizen subsidized housing in 30 buildings that the Company manages and in which it owns a residual interest.

Land Development Group

     The Company has been in the land development business since the 1930’s. The Land Development Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. The Land Development Group also owns and develops raw land into master-planned communities, mixed-use projects and other residential developments. Currently the Company owns more than 5,500 acres of undeveloped land for these commercial and residential development purposes and has an option to purchase 2,340 acres of developable land at Stapleton, Denver’s former airport. The Company currently has land development projects in nine states.

     Historically, the Land Development Group’s activities focused on land development projects in Northeast Ohio. Over time, the Group’s activities expanded to larger, more complex projects. The Group has extended its activities on a national basis, first in Arizona, and more recently in Illinois, North Carolina, Florida, Nevada, Colorado, Texas, New Mexico and South Carolina. Land development activities at the Company’s Stapleton project in Denver, Colorado and Central Station project in downtown Chicago, Illinois are reported in the Land Development Group.

     In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds from such land sales are included in the revenues of such Groups.

Lumber Trading Group

     The Company’s original business was selling lumber to homebuilders. The Company expanded this business in 1969 through its acquisition of Forest City Trading Group, Inc., a lumber wholesaler with customers in all 50 states and all Canadian provinces. Through 12 strategically located offices in the United States and Canada, employing over 260 traders, the Company sold the equivalent of over 8.8 billion board feet of lumber in 2003, with a gross sales volume of $2.8 billion, making the Company one of the largest lumber wholesalers in North America.

     The Lumber Trading Group currently has 11 sales and administrative offices and one processing plant in six states and one sales office in Vancouver, British Columbia. The Company opens and closes offices in response to the changing demands of the lumber industry.

     The Lumber Trading Group’s core business is supplying lumber for new home construction and to the repair and remodeling markets. Approximately 56% of the Lumber Trading Group’s sales for 2003 involve back-to-back trades in which the Company brings together a buyer and seller for an immediate purchase and sale. The balance of transactions are trades in which the Company takes a short-term ownership position and is at risk for lumber market fluctuations. This risk, however, is reduced by the implementation of a lumber hedging strategy.

Competition

     The real estate industry is highly competitive in many of the markets in which the Company operates. Competition could over-saturate any market as a result of which the Company may not have sufficient cash to meet the debt service requirements on certain of its properties. Although the Company may attempt to renegotiate a restructuring with the mortgagee, it may not be successful, which could cause a property to be transferred to the mortgagee.

     There are numerous other developers, managers and owners of commercial and residential real estate that compete with us nationally, regionally and/or locally, some of whom may have greater financial resources. They compete with the Company for management and leasing revenues, land for development, properties for acquisition and disposition and for anchor department stores and tenants for properties. The Company not be able to successfully compete in these areas.
     Tenants at the Company’s retail properties face continual competition in attracting customers from retailers at other shopping centers, catalogue companies, various websites, warehouse stores, large discounters, outlet malls, wholesale clubs and direct mail and telemarketers. The Company’s competitors and those of its tenants could have a material adverse effect on the Company’s ability to lease space in its properties and on the rents it can charge or the concessions it can grant. This in turn could materially and adversely affect the Company’s results of operations and cash flows, and could affect the realizable value of its assets upon sale.
     The lumber wholesaling business is also highly competitive. Competitors in the lumber brokerage business include numerous brokers and in-house sales departments of lumber manufacturers, many of which are larger and have greater resources than the Company.

Number of Employees

     The Company had 4,425 employees as of January 31, 2004, of which 3,497 were full-time and 928 were part-time.

Segments of Business

     The Company currently has five segments: Commercial Group, Residential Group, Land Development Group, Lumber Trading Group and Corporate Activities. Financial information about industry segments required by this item is included in Item 8. Financial Statements and Supplementary Data, pages 64-66, Note K “Segment Information.”

Corporate Governance

Corporate Governance

     We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the recently adopted New York Stock Exchange corporate governance listing standards:

•	We confirmed the independence of five directors (Messrs. Cowen, Esposito, Jarrett, Stokes and Ross)

•	Our Board of Directors determined that Michael P. Esposito, Jr., the Chairman of our Audit Committee, qualifies as an “audit committee financial expert” as such term is defined under Item 401 of Regulation S-K. Mr. Esposito is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act;

•	Our Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants may be pre-approved.

•	Our Audit Committee established “Audit Committee Complaint Procedures” for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

•	Our Board of Directors adopted a Code of Legal and Ethical Conduct, as amended, which governs business decisions made and actions taken by our directors, officers (including the CEO, CFO, Controller and persons performing similar functions) and employees. A copy of this code is available on our website at http://www.forestcity.net and we intend to disclose on this website any amendment to, or waiver of, any provision of this Code applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. A copy of this Code is also available in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc. 50 Public Square, Cleveland, Ohio, 44113.

•	Our Board of Directors have contracted with an external provider to establish an Ethics Hotline that employees may use to anonymously report possible violations of the Amended and Restated Code of Legal and Ethical Conduct, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

•	Our Board of Directors established and adopted amended and restated charters for each of its Audit, Compensation and Corporate Nominating and Governance Committees. The Audit and Corporate Governance and Nominating committees are comprised of three (3) independent directors. The Compensation Committee is comprised of five independent directors. A copy of each of these charters is available on our website at http://www.forestcity.net and is available in print to any stockholder upon written request addressed Corporate Secretary, Forest City Enterprises, Inc. 50 Public Square, Cleveland, Ohio, 44113.

•	Our Board of Directors adopted Amended and Restated, Corporate Governance Guidelines, a copy of which is available on our website at http://www.forestcity.net and is available in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc. 50 Public Square, Cleveland, Ohio, 44113.

Available Information

     Forest City Enterprises, Inc. is an Ohio corporation and its executive offices are located at 50 Public Square, Suite 1100 Cleveland, Ohio 44113. The Company makes available, free of charge, on its website at www.forestcity.net, its annual, quarterly and current reports, including amendments to such reports, as soon as practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC). The Company’s SEC filings can also be obtained from the SEC website at www.sec.gov. The Company’s corporate governance guidelines (including the Company’s code of ethics) and committee charters are also available on the Company’s website. The information found on the Company’s website and the SEC website is not part of this Annual Report on Form 10-K. The Company’s filings are also available by calling the SEC Office of Public Reference at (202) 942-8090 or Investor Information Service toll free at 1-800-SEC-0330, or can be read and copied at the SEC’s Public Reference Room office at 450 Fifth Street N.W., Washington, D.C. 20549.

RISK FACTORS

We Are Subject To Real Estate Development and Investment Risk.

The value of, and our income from, our real property investments may decline.

     The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties. General factors that may adversely affect our real estate portfolios include:

•	increases in interest rates;

•	a general tightening of the availability of credit;

•	a decline in the economic conditions in one or more of our primary markets;

•	an increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	an increase in supply of our product types in our primary markets;

•	a continuation in terrorist activities or other acts of violence or war in the United States or elsewhere or the occurrence of such activities or acts that impact properties in our real estate portfolios or that may impact the general economy;

•	continuation or escalation of tensions in the Middle East;

•	declines in consumer spending during an economic recession that adversely affect our revenue from our retail centers; and

•	the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land or environmental regulations and increased real estate taxes.

     In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:

•	adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	our inability to provide adequate management and maintenance or to obtain adequate insurance;

•	our inability to collect rent or other receivables;

•	an increase in operating costs;

•	introduction of a competitor’s property in or in close proximity to one of our current markets; and

•	earthquakes.

Our Development Projects May Exceed Budget or Be Prevented From Completion For Many Reasons.

     Our development projects may exceed budget or be prevented from completion for many reasons, including:

•	an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

•	construction delays or cost overruns, either of which may increase project development costs;

•	an inability to obtain zoning, occupancy and other required governmental permits and authorizations;

•	an inability to secure tenants or anchors necessary to support the project; and

•	failure to achieve or sustain anticipated occupancy or sales levels.

     The occurrence of one or more of the above risks could result in significant delays or unexpected expenses. If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties.

     In the past, we have elected not to proceed, or have been prevented from proceeding, with specific development projects and anticipate that this may occur again from time to time in the future. A development project may be delayed or terminated because a project partner or prospective anchor tenant withdraws or a third party challenges our entitlements or public financings.

     We periodically serve as either the construction manager or the general contractor for our development projects. The construction of real estate projects entails unique risks, including risks that the project will fail to conform to building plans, specifications and timetables. These failures could be caused by strikes, weather, government regulations and other conditions beyond our control. In addition, we may become liable for injuries and accidents occurring during the construction process that are not insured.

     In the construction of new projects, we generally guarantee the lender under the construction loan the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time, we guarantee the obligations of a major tenant during the construction phase. This type of guaranty is released upon completion of the project. Furthermore, as the general partner of certain limited partnerships, we guarantee the funding of operating deficits of newly-opened apartment projects for an average of five years. We may have to make significant expenditures in the future in order to comply with our lien-free completion obligations and funding of operating deficits.

An Economic Decline in One or More of Our Primary Markets May Adversely Affect Our Operating Results and Financial Condition.

     Our core markets are Boston, Denver, California, New York City, Philadelphia and Washington, D.C. We also have a large concentration of real estate assets in Cleveland, Ohio. A downturn in these markets may impair:

•	the ability of our tenants to make lease payments;

•	our ability to market new developments to prospective purchasers and tenants;

•	our rental and lease rates;

•	hotel occupancy and room rates;

•	land sales; and

•	occupancy rates for commercial and residential properties.

     Adverse economic conditions may continue to adversely impact our results of operations and cash flows and the impact of these conditions could be more significant than we have experienced to date. In addition, local real estate market conditions have been, and may continue to be significantly impacted by one or more of the following events:

•	business layoffs and downsizing;

•	industry slowdowns;

•	relocations or closings of businesses;

•	changing demographics; and

•	any oversupply of or reduced demand for real estate.

     In general, we have been experiencing weakness across almost all of our markets in our Residential Group and in the hotel operations of our Commercial Group. For example, our Residential Group has been experiencing weakness in rental rates and occupancy rates in its portfolio in almost all of its markets. We do not expect these situations to change in the near to medium-term. With respect to particular markets, the Boston, Denver, California, New York City and Cleveland real estate markets have been significantly impacted by recent local economic downturns, which has made it more difficult to maintain occupancy levels at certain of our properties. In the Cleveland market, we have a large concentration of significant office space with significant office vacancies due to weak market conditions. This situation has directly impacted us since we had a relatively low number of long-term office space leases in place. Unless this situation improves, we may have trouble refinancing our Cleveland office space.

Vacancies In Our Properties May Adversely Affect Our Results of Operations and Cash Flows

     Our results of operations and cash flows may be adversely affected if we are unable to continue leasing a significant portion of our commercial and residential real estate portfolio. We depend on commercial and residential tenants in order to collect rents and other charges. Our ability to sustain our current and historical occupancy levels depends on many factors that are discussed elsewhere in this section. For example, as discussed above, we have experienced decreased occupancy levels in our residential properties in all our markets and in our commercial office properties in our Cleveland market. Our failure to successfully lease our property on favorable terms will adversely affect our results of operations and cash flows.

Terrorists Attacks and Other Acts of Violence or War Have and May in the Future, Impact Our Operations and Profitability.

     We have a high concentration of properties in Washington, D.C. and New York City. As a result, we face a heightened risk of terrorism. We were directly impacted by the September 11, 2001 terrorist attacks at our Battery Park City Hotel and retail properties.

     Future terrorist attacks may directly impact physical facilities in our real estate portfolio. In addition, future terrorist attacks, related armed conflicts or prolonged or increased tensions in the Middle East could cause consumer confidence and spending to decrease, and adversely affect mall traffic. Additionally, future terrorist attacks could increase volatility in the U.S. and worldwide financial markets. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

There may be a decrease in demand for space in large metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals.

     We have significant investments in large metropolitan areas, including the New York, Boston, California, Washington, D.C. and Denver metropolitan areas. In the aftermath of the terrorist attacks of September 11, 2001 and due to the possibility of future terrorist attacks, some tenants in these areas have chosen to relocate their business to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This has resulted in a decrease in the demand for space in some areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our property and the level of our revenues could significantly decline.

We May Be Unable To Sell Properties To Avoid Losses or To Reposition Our Portfolio.

     Because real estate investments are relatively illiquid, we may be unable to dispose of underperforming properties and may be unable to reposition our portfolio in response to changes in regional or local real estate markets. As a result, we may incur operating losses from some of our properties and may have to write down the value of some of our properties due to impairment.

Our Results of Operations and Cash Flows May Be Adversely Affected By Tenant Defaults or the Closing or Bankruptcy of _Non-Tenant Anchors.

     Our results of operations and cash flows may be adversely affected if a significant number of our tenants were unable to meet their obligations or renew their leases, or if we were unable to lease a significant amount of space on economically favorable lease terms. In the event of a default by a tenant, we may experience delays in payments and incur substantial costs in recovering our losses. Our ability to collect rents and other charges will be even more difficult if the tenant is bankrupt or insolvent. Our tenants have from time to time filed for bankruptcy or been involved in insolvency proceedings and others may in the future, which could make it more difficult to enforce our rights as lessor and protect our investment.

     Based on square feet as of January 31, 2004, our five largest office tenants were City of New York, Millennium Pharmaceuticals, Inc., U.S. Government, Keyspan Energy and Securities Industry Automation Corp., and our five largest retail tenants were Regal Entertainment Group, The Gap, AMC Entertainment, Inc., TJX Companies and The Limited.

     Ames Department Stores, Inc., one of our retail tenants that leased 236,000 square feet at three properties, filed for bankruptcy protection on August 20, 2001. Ames vacated all three properties and rejected the leases, which allowed it to stop paying rent. One property, Hunting Park, was re-leased, however the replacement tenant’s rent, which is tied to sales, was not sufficient to cover debt service. We are negotiating with the lender to enter into a deed in lieu of foreclosure on the property and are currently waiting for the lender to complete its due diligence on the property so that we may complete the asset transfer. While we are working with potential tenants in efforts to achieve rental rates that will assure that debt service will be covered at other locations, we may not be successful and the lender may foreclose on these properties.

     The Ames bankruptcy, other current bankruptcies of some of our tenants and the potential bankruptcies of other tenants in the future could make it difficult for us to enforce our rights as lessor and protect our investment.

     With respect to our retail centers, we also could be adversely affected if a non-tenant anchor were to close or enter bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other charges payable by us. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of an anchor tenant likely would reduce customer traffic in the retail center, which could reduce the percentage of rent paid by retail center tenants, or cause retail center tenants to close or enter bankruptcy. One or more of these factors could cause the retail center to fail to meet its debt service requirements.

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

     At March 1, 2004, members of the Ratner, Miller and Shafran families, which includes members of our current board of directors and executive officers, owned 74.6% of the Class B common stock. RMS, Limited Partnership, which owned 74.3% of the Class B common stock, is a limited partnership, comprised of interests of these families, with eight individual general partners, currently consisting of:

•	Samuel H. Miller, treasurer of Forest City and co-chairman of the board of directors;

•	Charles A. Ratner, president, chief executive officer of Forest City and a director;

•	Ronald A. Ratner, executive vice president of Forest City and a director;

•	Brian J. Ratner, executive vice president of Forest City and a director;

•	Deborah Ratner Salzberg, president of Forest City Washington, Inc., a subsidiary of Forest City, and a director;

•	Joan K. Shafran, a director;

•	Joseph Shafran; and

•	Abraham Miller.

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

     In addition, at March 1, 2004, members of these families collectively owned 22.9% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS, Limited Partnership have the ability to elect a majority of the board of directors and to control the management and policies of Forest City. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control of Forest City.

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

Relationships Exist Between Us and Some of Our Directors and Executive Officers Create Conflicts of Interest.

RMS Investment Corp. provides property management and leasing services to us and is controlled by some of our affiliates.

     We paid approximately $215,000 and $205,000 as total compensation during the years ended January 31, 2004 and 2003, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, including some of whom are our directors and executive officers.

     RMS Investment Corp. manages and provides leasing services to two of our Cleveland-area specialty retail centers, Golden Gate, which has 362,000 square feet, and Midtown Plaza, which has 258,000 square feet. The rate of compensation for these management services is 4% of all rental income, plus a leasing fee of 2% to 4% of rental income. Management believes these fees are comparable to those other management companies would charge to non-affiliated third parties.

Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements With Our Directors and Executive Officers.

     Under our current policy, no director, officer or employee, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the audit committee of our board. We do not have non-compete agreements with any director, officer or employee, however, and upon leaving Forest City any director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal shareholders who are officers, directors and employees to own, alone or in conjunction with others, certain commercial, industrial and residential properties that may be developed, expanded, operated and sold independently of our business. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.

Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions.

Our High Degree of Debt Leverage Could Limit Our Ability to Obtain Additional Financing or Adversely Affect Our Liquidity And Financial Condition.

     We have a relatively high ratio of debt, consisting primarily of non-recourse mortgage debt, to total market capitalization, which was approximately 60.7% at January 31, 2004 based on the market value of our outstanding Class A common stock and Class B common stock, long-term debt and outstanding mortgage debt at that date. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a downturn in the economy generally.

     We do not expect to repay a substantial amount of the outstanding principal of our debt prior to maturity or to have available funds sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. In addition, in the event we were unable to secure refinancing on acceptable terms, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we were unable to make the required payments on any debt secured by a mortgage on one of our properties or to refinance that debt, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value.

     Approximately $393 million of principal becomes due in fiscal 2004 and approximately $297 million becomes due in fiscal 2005, which includes anticipated future draws on financing commitments. Additionally, we have obtained credit enhanced mortgage debt for a number of our properties. Generally, the credit enhancement, such as a letter of credit, expires prior to the term of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires.

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

Our Credit Facility Covenants Could Adversely Affect Our Financial Condition.

     We have guaranteed the obligations of one of our consolidated subsidiaries, Forest City Rental Properties Corporation, or FCRPC, under the FCRPC credit agreement, dated as of March 22, 2004, among FCRPC, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent. This guaranty imposes a number of restrictive covenants on Forest City, including a prohibition on consolidations and mergers, limitations on the amount of debt, guarantees and property liens that Forest City may incur. The guaranty also requires Forest City to maintain a specified minimum cash flow coverage ratio, consolidated shareholders’ equity and Earnings Before Depreciation and Deferred Taxes (EBDT).

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

Any Rise in Interest Rates Would Increase Our Interest Costs.

     An increase in interest rates will increase the interest expenses associated with our floating-rate debt and the refinancing of any fixed-rate debt originally financed at a lower rate. At January 31, 2004, including properties accounted for on the equity method, a 100 basis point increase in taxable variable interest rates would have increased our interest expense, and conversely reduced our pre-tax earnings, by approximately $3.2 million (including both mortgage debt and corporate borrowings). This calculation reflects the interest rate swaps and long-term LIBOR contracts in effect as of January 31, 2004. We are exposed to the risk that our counterparties will fail to perform their obligations to us, thus increasing our exposure to increases in interest rates. Although tax-exempt interest rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt variable interest rates would have increased interest expense, and conversely reduced our pre-tax earnings, by approximately $4.9 million.

If We Are Unable to Obtain Tax-Exempt Financings, Our Interest Costs Would Rise.

     We regularly utilize tax-exempt financings and tax increment financings, which generally bear interest at rates below prevailing rates available through conventional taxable financing. We cannot assure you that tax-exempt bonds or similar government subsidized financing will continue to be available to us in the future, either for new development or acquisitions, or for the refinancing of outstanding debt. Our inability to obtain these financings or to refinance outstanding debt on favorable terms could significantly affect our ability to develop or acquire properties and could have a material adverse effect on our financial position, results of operations and cash flows.

Our Properties and Businesses Face Significant Competition.

     The real estate industry is highly competitive in many of the markets in which we operate. Competition could over-saturate any market as a result of which we may not have sufficient cash to meet the debt service requirements on certain of our properties. Although we may attempt to renegotiate a restructuring with the mortgagee, we may not be successful, which could cause a property to be transferred to the mortgagee.

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

Our Business Would Be Adversely Impacted Should an Uninsured Loss Occur or a Loss in Excess of Insurance Limits.

     We carry comprehensive general liability, special property, flood, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of losses, generally of a catastrophic nature, such as wars, terrorism or earthquakes, for which we cannot obtain adequate insurance coverage or, in our judgment, for which we cannot obtain insurance at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both our invested capital in and anticipated profits from the affected property. Any such loss could materially and adversely affect our results of operations, cash flows and financial position.

     Under our current policies, which expire November 1, 2004, our properties are insured against acts of terrorism, subject to various limits, deductibles and exceptions for acts of war and terror acts involving biological, chemical and nuclear damage.

     Once this policy expires, we may not be able to obtain adequate terrorism coverage at a reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to pay for any damages that we sustain as a result of a terrorist attack may be reduced.

     Additionally, most of our current project mortgages require special all-risk property insurance, and we cannot assure you that we will be able to obtain policies that will satisfy lender requirements.

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

Our Lumber Trading Group May Suffer if Home Building or Remodeling Activities Decline.

     The lumber business is highly cyclical. The Lumber Trading Group is exposed to the risk of downturns in new home building and home remodeling activities. While we believe that we have in place adequate controls to effectively manage this risk, we cannot assure you that we will not suffer a loss from a downturn in the new home building and home remodeling markets.

We Have Been Subjected To Volatile Commodity Lumber Prices Which Have Had An Adverse Effect On Our Results Of Operations.

     Lumber prices can be highly volatile. Although a majority of the Lumber Trading Group’s sales involve back-to-back trades in which we bring together a buyer and seller for an immediate purchase and sale, the remainder of our transactions are trades in which we take a short-term ownership position in lumber. This short-term ownership position subjects us to market risk associated with fluctuations in lumber prices. Fluctuation in lumber prices can have an adverse effect on the results of operations of our Lumber Trading Group.

We May Incur Unanticipated Costs and Liabilities Due to Environmental Problems.

     Under various federal, state and local environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to remediate these substances when present, may adversely affect the owner’s ability to sell or rent that real property or to borrow funds using that real property as collateral and it may also impose unanticipated costs and delays on projects. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may also be liable for the costs of the investigation, removal and remediations of those wastes at the disposal or treatment facility, regardless of whether that facility is owned or operated by that person. In some instances, federal, state and local laws require abatement or removal of specific asbestos-containing materials in the event of demolition, renovations, remodeling, damage or decay. These laws also impose specific worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air.

     We could be held liable for the environmental response costs associated with the release of some regulated substances or related claims, whether by us, our tenants, former owners or tenants of the affected property, or others. In addition to remediation actions brought by federal, state and local agencies, the presence of hazardous substances on a property could result in personal injury, contribution or other claims by private parties. These claims could result in costs or liabilities that could exceed the value of the affected property. We are not aware of any notification by any private party or governmental authority of any claim in connection with environmental conditions at any of our properties that we believe will involve any material expenditure. Nor are we aware of any environmental condition on any of our properties that we believe will involve any material expenditure. However, we cannot assure you that any non-compliance, liability, claim or expenditure will not arise in the future. To the extent that we are held liable for the release of regulated substances by tenants or others, we cannot assure you we would be able to recover our costs from those persons.

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

     We believe that all the necessary requirements for qualification for such tax credits have been and will be met and that our investment partners will be able to receive expense allocations associated with these properties. However, we cannot assure you that this will, in fact, be the case or that we will not be required to indemnify our investment partners on an after-tax basis for these amounts. Any indemnification payment could have a material adverse effect on our results of operations and cash flows.

     In addition to partnerships, we also use limited liability companies, or LLC’s, to finance some of our projects with third party lenders. Acting through our wholly-owned subsidiaries, we typically are a general partner or managing member in these partnerships or LLC’s. There are, however, instances in which we do not control or even participate in management or day-to-day operations.

     The use of a structure where we do not control the management of the entity involves special risks associated with the possibility that:

•	another partner or member may have interests or goals that are inconsistent with ours;

•	a general partner or managing member may take actions contrary to our instructions, requests, policies or objectives with respect to our real estate investments; or

•	a partner or a member could experience financial difficulties that prevent it from fulfilling its financial or other responsibilities to the project or its lender or the other partners or members.

     To the extent we are a general partner or managing partner, we may be exposed to unlimited liability, which may exceed our investment or equity in the partnership or LLC, as applicable. If one of our subsidiaries is a general partner or managing member of a particular partnership or LLC, as applicable, it may be exposed to the same kind of unlimited liability.

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

     We may also incur significant costs complying with other regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We believe that our properties are currently in material compliance with all of these regulatory requirements. However, existing requirements may change and compliance with future requirements may require significant unanticipated expenditures that could adversely affect our cash flows and results of operations.

Item 2. Properties

     The Corporate headquarters of Forest City Enterprises, Inc. is located in Cleveland, Ohio and is owned by the Company. The Company’s core markets include Boston, Denver, California, New York City, Philadelphia and Washington, D. C. Forest City Trading Group, Inc. maintains its headquarters in Portland, Oregon with 11 trading and administrative offices and one processing plant located in six states and one sales office in Canada.

     The following table provides summary information concerning the Company’s real estate portfolio as of January 31, 2004.

Forest City Enterprise, Inc. Portfolio of Real Estate

COMMERCIAL GROUP
OFFICE BUILDINGS

		Date of
		Opening/				Leasable
		Acquisition/	% of			Square
	Name	Expansion	Ownership	Location	Major Tenants	Feet
Consolidated Office Buildings
	35 Landsdowne Street	2002	100.00%	Cambridge, MA	Millennium Pharmaceuticals	202,000
†	40 Landsdowne Street	2003	100.00%	Cambridge, MA	Millennium Pharmaceuticals	215,000
	45/75 Sidney Street	1999	100.00%	Cambridge, MA	Millennium Pharmaceuticals	277,000
	65/80 Landsdowne Street	2001	100.00%	Cambridge, MA	Partners HealthCare System	122,000
	88 Sidney Street	2002	100.00%	Cambridge, MA	Alkermes, Inc.	145,000
*	Atlantic Terminal	2004	70.00%	Brooklyn, NY	Bank of New York	399,000
	Chase Financial Tower	1991	95.00%	Cleveland, OH	Chase Manhattan Mortgage Corporation	119,000
	Eleven MetroTech Center	1995	65.00%	Brooklyn, NY	City of New York — CDCSA; E-911	216,000
†	Fifteen MetroTech Center (formerly Nine MetroTech Center South)	2003	75.00%	Brooklyn, NY	Empire Blue Cross and Blue Shield; City of New York -HRA	653,000
	Halle Building	1986	75.00%	Cleveland, OH	Liggett-Stashower; Focal Communications; Climaco & Co., LPA; First American Equity	387,000
†	Harlem Center	2003	52.50%	Manhattan, NY	OGS-Office of Temporary Disability & Assistance; Office of General Service — State Liquor Authority	146,000
	Jackson Building	1987	100.00%	Cambridge, MA	Ariad Pharmaceuticals	99,000
	Knight Ridder Building at Fairmont Plaza	1998	85.00%	San Jose, CA	Knight Ridder; Merrill Lynch; PaineWebber; Calpine	334,000
	Nine MetroTech Center North	1997	65.00%	Brooklyn, NY	City of New York — Fire Department	317,000
	One MetroTech Center	1991	65.00%	Brooklyn, NY	Keyspan; Bear Stearns	933,000
	One Pierrepont Plaza	1988	85.00%	Brooklyn, NY	Morgan Stanley; Goldman Sachs; U.S. Attorney	656,000
	Pavilion	1998	85.00%	San Jose, CA	Metromedia Fiber Network; Pinnacle Fitness	250,000
	Richards Building	1990	100.00%	Cambridge, MA	Genzyme Biosurgery; Alkermes, Inc.	126,000
	Skylight Office Tower	1991	92.50%	Cleveland, OH	Cap Gemini Ernst & Young LLP; Travelers Indemnity	320,000
	Ten MetroTech Center	1992	80.00%	Brooklyn, NY	Internal Revenue Service	409,000
	Terminal Tower	1983	100.00%	Cleveland, OH	Forest City Enterprises, Inc.;Weston Hurd; Greater Cleveland Growth Association	577,000
*	Twelve MetroTech Center	2005	80.00%	Brooklyn, NY	[Leasing in progress]	177,000 (3)
	Two MetroTech Center	1990	65.00%	Brooklyn, NY	Securities Industry Automation Corp.; City of New York-BOE	521,000

	Consolidated Office Buildings Subtotal					7,600,000

Unconsolidated Office Buildings
	350 Massachusetts Avenue	1998	50.00%	Cambridge, MA	Star Market; Tofias	169,000
	Chagrin Plaza I & II	1969	66.67%	Beachwood, OH	National City Bank; Benihana; H&R Block; Gale Group	114,000
	Clark Building	1989	50.00%	Cambridge, MA	Acambis	122,000
	Emery-Richmond	1991	50.00%	Warrensville Hts., OH	Allstate Insurance	5,000
	Enterprise Place	1998	50.00%	Beachwood, OH	Kemper Insurance; University of Phoenix	132,000
	Liberty Center	1986	50.00%	Pittsburgh, PA	Federated Investors	527,000
(1)	M.K. Ferguson Plaza	1990	1.00%	Cleveland, OH	Washington Group; Chase Manhattan Mortgage Corporation	492,000
	One International Place	2000	50.00%	Cleveland, OH	Battelle Memorial; Medical Life Insurance; Transportation Security Administration	88,000
	Signature Square I	1986	50.00%	Beachwood, OH	Ciuni & Panichi	79,000
	Signature Square II	1989	50.00%	Beachwood, OH	Allen Telecom, Inc.; Revenue Assistance	82,000

	Unconsolidated Office Buildings Subtotal					1,810,000

	Total Office Buildings at January 31, 2004					9,410,000

	Total Office Buildings at January 31, 2003					9,410,000

*	Property under construction at January 31, 2004.

†	Property opened or acquired in 2003.

(1)	This property will be consolidated in accordance with FIN No. 46(R) effective February 1, 2004.

(2)	This property will be deconsolidated in accordance with FIN No. 46(R) effective February 1, 2004.

(3)	At the completion of this project, the Company will own 177,000 square feet (approximately 16%) of the property’s 1.1 million total square feet.

COMMERCIAL GROUP
RETAIL CENTERS

		Date of
		Opening/				Total	Gross
		Acquisition/	% of			Square	Leasable
	Name	Expansion	Ownership	Location	Major Tenants	Feet	Area
Consolidated Regional Malls
	Antelope Valley Mall	1990/1999	78.00%	Palmdale, CA	Sears; JCPenney; Harris Gottschalks; Mervyn’s; Dillard’s	1,001,000	304,000
	Avenue at Tower City Center	1990	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas	367,000	367,000
	Ballston Common Mall	1986/1999	100.00%	Arlington, VA	Hecht’s; Sport & Health; Regal Cinemas	578,000	310,000
	Galleria at South Bay	1985/2001	100.00%	Redondo Beach, CA	Robinsons-May; Mervyn’s; Nordstrom; AMC Theater	955,000	387,000
	Promenade in Temecula	1999/2002	75.00%	Temecula,CA	JCPenney; Sears; Robinsons-May; Macy’s; Edwards Cinema	1,013,000	425,000
*	Victoria Gardens	2004	80.00%	Rancho Cucamonga, CA	Robinsons-May; Macy’s; JCPenney; AMC Theater	1,224,000	755,000

	Consolidated Regional Malls Subtotal					5,138,000	2,548,000

Consolidated Specialty Retail Centers
	42nd Street	1999	70.00%	Manhattan, NY	AMC Theaters; Madame Tussaud’s Wax Museum; Modell’s	306,000	306,000
	Atlantic Center	1996	75.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; Sterns; Circuit City; NYC — Dept. of Motor Vehicles	399,000	399,000
	Atlantic Center Site V	1998	70.00%	Brooklyn, NY	Modell’s	17,000	17,000
*	Atlantic Terminal	2004	70.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Red Lobster; Chuck E. Cheese’s; Daffy’s	373,000	373,000
	Battery Park City	2000	70.00%	Manhattan, NY	United Artists; New York Sports Club	166,000	166,000
*	Brooklyn Commons	2004	70.00%	Brooklyn, NY	Lowe’s	151,000	151,000
	Bruckner Boulevard	1996	70.00%	Bronx, NY	Conway; Seaman’s; Old Navy	113,000	113,000
	Columbia Park Center	1999	52.50%	North Bergen, NJ	Shop Rite; Old Navy; Circuit City; Staples; Bally’s; Shopper’s World	347,000	347,000
	Court Street	2000	70.00%	Brooklyn, NY	United Artists; Barnes & Noble	103,000	103,000
	Eastchester	2000	70.00%	Bronx, NY	Pathmark	63,000	63,000
	Flatbush Avenue	1995/1998	80.00%	Brooklyn, NY	Stop & Shop; Old Navy; Staples; Bally’s	142,000	142,000
	Forest Avenue	2000	70.00%	Staten Island, NY	United Artists	70,000	70,000
	Grand Avenue	1997	70.00%	Queens, NY	Stop & Shop	100,000	100,000
	Gun Hill Road	1997	70.00%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	147,000
	Harlem Center	2002	52.50%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M	126,000	126,000
	Hunting Park	1996	70.00%	Philadelphia, PA	National Wholesale Liquidators; A.J. Wright	138,000	138,000
	Kaufman Studios	1999	70.00%	Queens, NY	United Artists	84,000	84,000
	Market at Tobacco Row	2002	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000
	Northern Boulevard	1997	70.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy	218,000	218,000
*	Quartermaster Plaza	2004	70.00%	Philadelphia, PA	A. J. Wright; Home Depot; BJ’s Wholesale; Staples; PetSmart; Walgreen’s	459,000	459,000
	Quebec Square	2002	90.00%	Denver, CO	Wal-Mart; Home Depot; Sam’s Club; Ross Dress for Less; Office Depot	747,000	183,000
	Queens Place	2001	70.00%	Queens, NY	Target; Best Buy; Macy’s Furniture; Designer Shoe Warehouse	455,000	221,000
	Richmond Avenue	1998	70.00%	Staten Island, NY	Circuit City; Staples	76,000	76,000
	South Bay Southern Center	1978	100.00%	Redondo Beach, CA	CompUSA	137,000	137,000
	Station Square	1994/2002	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Clear Channel Amphitheater; Buca Di Beppo	275,000	275,000
	Woodbridge Crossing	2002	70.00%	Woodbridge, NJ	Great Indoors; Linens-N-Things; Circuit City; Modell’s; Thomasville Furniture; Party City	284,000	284,000

	Consolidated Specialty Retail Centers Subtotal					5,539,000	4,741,000

	Consolidated Retail Centers Total					10,677,000	7,289,000

*	Property under construction at January 31, 2004.

†	Property opened or acquired in 2003.

(1)	This property will be consolidated in accordance with FIN No. 46(R) effective February 1, 2004.

(2)	This property will be deconsolidated in accordance with FIN No. 46(R) effective February 1, 2004.

(3)	At the completion of this project, the Company will own 177,000 square feet (approximately 16%) of the property’s 1.1 million total square feet.

Forest City Enterprises, Inc. Portfolio of Real Estate

COMMERCIAL GROUP
RETAIL CENTERS (continued)

		Date of
		Opening/				Total	Gross
		Acquisition/	% of			Square	Leasable
Name		Expansion	Ownership	Location	Major Tenants	Feet	Area
Unconsolidated Regional Malls
	Boulevard Mall	1962/2000	50.00%	Amherst, NY	JCPenney; Kaufmann’s; Sears; CompUSA; Michael’s	904,000	327,000
	Chapel Hill Mall	1966	50.00%	Akron, OH	Kaufmann’s; JCPenney; Sears	860,000	301,000
	Charleston Town Center Mall	1983	50.00%	Charleston, WV	Kaufmann’s; JCPenney; Sears	897,000	361,000
	Galleria at Sunset	1996/2002	60.00%	Henderson, NV	Dillard’s; Robinsons-May; Mervyn’s; JCPenney; Galyan’s	1,048,000	330,000
(1)	Mall at Robinson	2001	56.67%	Pittsburgh, PA	Kaufmann’s; Sears; JCPenney; Dick’s Sporting Goods	872,000	318,000
(1)	Mall at Stonecrest	2001	66.67%	Atlanta, GA	Parisian; Sears; Rich’s; JCPenney; Dillard’s; AMC Theatre	1,171,000	397,000
	Manhattan Town Center Mall	1987	49.98%	Manhattan, KS	Dillard’s; JCPenney; Sears	392,000	197,000
† (1)	Short Pump Town Center	2003	50.00%	Richmond, VA	Lord & Taylor; Nordstrom; Hecht’s; Dillard’s; Dick’s Sporting Goods	1,251,000	412,000
*	San Francisco Centre	2006	50.00%	San Francisco, CA	Bloomingdale’s; Century Theaters	964,000	626,000

	Unconsolidated Regional Malls Subtotal					8,359,000	3,269,000

Unconsolidated Specialty Retail Centers
	Chapel Hill Suburban	1969	50.00%	Akron, OH	Value City; HH Gregg	117,000	117,000
	Golden Gate	1958	50.00%	Mayfield Hts., OH	OfficeMax; Old Navy; Michael’s; Linens-N-Things; World Market; Golf Galaxy; Marshall’s	362,000	362,000
	Marketplace at Riverpark	1996	50.00%	Fresno, CA	JCPenney; Best Buy; Linens-N-Things; Marshall’s; Office Max; Old Navy; Target; Sports Authority	459,000	296,000
	Midtown Plaza	1961	50.00%	Parma, OH	Office Max; Marc’s	258,000	258,000
	Plaza at Robinson Town Center	1989	50.00%	Pittsburgh, PA	T.J. Maxx; Marshall’s; CompUSA	489,000	489,000
	Showcase	1996	20.00%	Las Vegas, NV	Coca-Cola®; M&M’s World/Ethel M. Chocolates; Game Works; United Artists	186,000	186,000

	Unconsolidated Specialty Retail Centers Subtotal					1,871,000	1,708,000

	Unconsolidated Retail Centers Total					10,230,000	4,977,000

	Total Retail Centers at January 31, 2004					20,907,000	12,266,000

	Total Retail Centers at January 31, 2003					18,176,000	10,476,000

COMMERCIAL GROUP HOTELS
		Date of
		Opening/
		Acquisition/	% of
Name		Expansion	Ownership	Location			Rooms
Consolidated Hotels
	Charleston Marriott	1983	95.00%	Charleston, WV			352
	Embassy Suites Hotel	2000	50.40%	Manhattan, NY			463
	Hilton Times Square	2000	56.00%	Manhattan, NY			444
	Ritz-Carlton	1990	95.00%	Cleveland, OH			206
	Sheraton Station Square	1998/2001	100.00%	Pittsburgh, PA			396

	Consolidated Hotels Subtotal						1,861

Unconsolidated Hotels
	Courtyard by Marriott	1985	3.97%	Detroit, MI			250
	University Park Hotel at MIT	1998	50.00%	Cambridge, MA			210
	Westin Convention Center	1986	50.00%	Pittsburgh, PA			616

	Unconsolidated Hotels Subtotal						1,076

	Total Hotel Rooms at January 31, 2004						2,937

	Total Hotel Rooms at January 31, 2003						2,941

*	Property under construction at January 31, 2004.

†	Property opened or acquired in 2003.

(1)	This property will be consolidated in accordance with FIN No. 46(R) effective February 1, 2004.

(2)	This property will be deconsolidated in accordance with FIN No. 46(R) effective February 1, 2004.

(3)	At the completion of this project, the Company will own 177,000 square feet (approximately 16%) of the property’s 1.1 million total square feet.

Forest City Enterprises, Inc. Portfolio of Real Estate

RESIDENTIAL GROUP
APARTMENTS

		Date of
		Opening/
		Acquisition/	% of		Leasable
Name		Expansion	Ownership	Location	Units
Consolidated Apartment Communities
*	100 Landsdowne Street	2005	100.00%	Cambridge, MA	203
*	23 Sidney Street	2004	100.00%	Cambridge, MA	51
	Arboretum Place	1998	1.99%	Newport News, VA	184
*	Ashton Mill	2005	100.00%	Providence, RI	193
	Autumn Ridge	2002	100.00%	Sterling Heights, MI	251
	Bowin	1998	1.99%	Detroit, MI	193
	Bridgewater	1998	1.99%	Hampton, VA	216
(2)	Burton Place	1999	90.00%	Burton, MI	200
	Cambridge Towers	2002	100.00%	Detroit, MI	250
(2)	Carl D. Perkins	2002	100.00%	Pikeville, KY	150
†	Cherrywood Village	2003	100.00%	Denver, CO	360
	Colony Woods	1997	99.00%	Bellevue, WA	396
†	Consolidated-Carolina	2003	100.00%	Richmond, VA	158
	Coraopolis Towers	2002	80.00%	Coraopolis, PA	200
	Donora Towers	2002	100.00%	Donora, PA	103
	Drake	1998	1.99%	Philadelphia, PA	280
*	East 29th Avenue Town Center	2004	90.00%	Denver, CO	156
	Emerald Palms	1996/2004	100.00%	Miami, FL	505
	Enclave	1997-1998	95.00%	San Jose, CA	637
	Grand	1999	85.50%	North Bethesda, MD	546
†	Grove	2003	100.00%	Ontario, CA	101
	Heritage	2002	100.00%	San Diego, CA	230
†	Independence Place II	2003	100.00%	Parma Heights OH	201
	Lakeland	1998	1.98%	Waterford, MI	200
	Landings of Brentwood	2002	100.00%	Nashville, TN	724
	Lofts at 1835 Arch	2001	1.99%	Philadelphia, PA	191
	Metropolitan	1989	100.00%	Los Angeles, CA	270
	Mount Vernon Square	2000	99.00%	Alexandria, VA	1,387
	Museum Towers	1997	100.00%	Philadelphia, PA	286
	One Franklintown	1988	100.00%	Philadelphia, PA	335
(2)	Panorama Towers	1978	99.00%	Los Angeles, CA	154
	Parmatown Towers and Gardens	1972-1973	100.00%	Parma, OH	412
†	Plymouth Square	2003	100.00%	Detroit, MI	280
	Providence at Palm Harbor	1991	99.00%	Tampa, FL	236
†	Ranchstone	2003	100.00%	Denver, CO	368
	Regency Towers	1994	100.00%	Jackson, NJ	372
(2)	Shippan Avenue	1980	100.00%	Stamford, CT	148
	Silver Hill	1998	1.99%	Newport News, VA	153
	Southfield	2002	100.00%	White Marsh, MD	212
*	Subway Terminal	2004	100.00%	Los Angeles, CA	277
(2)	Tower 43	2002	100.00%	Kent, OH	101
	Trellis at Lee’s Mill	1998	1.99%	Newport News, VA	176
	Woodlake	1998	100.00%	Silver Spring, MD	534

	Consolidated Apartment Communities Subtotal				12,580

Consolidated Supported-Living Apartments
	Forest Trace	2000	100.00%	Lauderhill, FL	324
	Sterling Glen of Bayshore (formerly Pine Cove)	2001	80.00%	Bayshore, NY	85
	Sterling Glen of Center City (formerly Chancellor Park)	2002	80.00%	Philadelphia, PA	135
	Sterling Glen of Darien (formerly Stony Brook Court)	2001	80.00%	Darien, CT	86
*	Sterling Glen of Lynbrook (formerly Tanglewood Crest)	2005	80.00%	Lynbrook, NY	100
	Sterling Glen of Plainview (formerly Chestnut Grove)	2000	80.00%	Plainview, NY	79
	Sterling Glen of Stamford (formerly Westfield Court)	2000	80.00%	Stamford, CT	167

	Consolidated Supported-Living Apartments Subtotal				976

	Consolidated Apartments Total				13,556

Unconsolidated Apartment Communities
(1)	101 San Fernando	2000	66.50%	San Jose, CA	323
(1)	American Cigar Company	2000	0.10%	Richmond, VA	171
*	Arbor Glen	2001-2007	50.00%	Twinsburg, OH	288
	Bayside Village	1988-1989	50.00%	San Francisco, CA	862
	Big Creek	1996-2001	50.00%	Parma Hts., OH	516
	Boulevard Towers	1969	50.00%	Amherst, NY	402
	Camelot	1967	50.00%	Parma, OH	151
	Cherry Tree	1996-2000	50.00%	Strongsville, OH	442
	Chestnut Lake	1969	50.00%	Strongsville, OH	789

*	Property under construction at January 31, 2004.

†	Property opened or acquired in 2003.

(1)	This property will be consolidated in accordance with FIN No. 46(R) effective February 1, 2004.

(2)	This property will be deconsolidated in accordance with FIN No. 46(R) effective February 1, 2004.

(3)	At the completion of this project, the Company will own 177,000 square feet (approximately 16%) of the property’s 1.1 million total square feet.

Forest City Enterprises, Inc. Portfolio of Real Estate

RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	% of		Leasable
Name		Expansion	Ownership	Location	Units
Unconsolidated Apartment Communities (continued)
	Clarkwood	1963	50.00%	Warrensville Hts., OH	568
†	Colonial Grand	2003	50.00%	Tampa, FL	176
†	Colony Place	2003	50.00%	Fort Meyers, FL	300
	Coppertree	1998	50.00%	Mayfield Hts., OH	342
	Deer Run	1987-1989	43.03%	Twinsburg, OH	562
*	Eaton Ridge	2002-2004	50.00%	Sagamore Hills, OH	260
	Fenimore Court	1982	7.06%	Detroit, MI	144
	Fort Lincoln II	1979	45.00%	Washington, D.C.	176
	Fort Lincoln III & IV	1981	24.90%	Washington, D.C.	306
	Granada Gardens	1966	50.00%	Warrensville Hts., OH	940
(1)	Grand Lowry Lofts	2000	0.10%	Denver, CO	261
	Hamptons	1969	50.00%	Beachwood, OH	649
	Hunter’s Hollow	1990	50.00%	Strongsville, OH	208
	Independence Place I	1973	50.00%	Parma Hts., OH	202
(1)	Kennedy Biscuit Lofts	1990	2.90%	Cambridge, MA	142
(1)	Knolls	1995	1.00%	Orange, CA	260
(1)	Lenox Club	1991	47.50%	Arlington, VA	385
(1)	Lenox Park	1992	47.50%	Silver Spring, MD	406
	Liberty Hills	1979-1986	50.00%	Solon, OH	396
*	Metropolitan Lofts	2005	50.00%	Los Angeles, CA	264
	Midtown Towers	1969	50.00%	Parma, OH	635
	Millender Center	1985	3.97%	Detroit, MI	339
*	Newport Landing	2002-2005	50.00%	Coventry, OH	336
	Noble Towers	1979	50.00%	Pittsburgh, PA	133
	Parkwood Village	2001-2002	50.00%	Brunswick, OH	204
(1)	Pavilion	1992	47.50%	Chicago, IL	1,115
	Pebble Creek	1995-1996	50.00%	Twinsburg, OH	148
	Pine Ridge Valley	1967-1974	50.00%	Willoughby, OH	1,147
(1)	Queenswood	1990	0.70%	Corona, NY	296
	Residences at University Park	2002	25.00%	Cambridge, MA	135
*	Settler’s Landing at Greentree	2001-2004	50.00%	Streetsboro, OH	408
	St. Mary’s Villa	2002	29.07%	Newark, NJ	360
	Surfside Towers	1970	50.00%	Eastlake, OH	246
	Tamarac	1990-2001	50.00%	Willoughby, OH	642
	Twin Lake Towers	1966	50.00%	Denver, CO	254
	Village Green	1994-1995	25.00%	Beachwood, OH	360
	Westwood Reserve	2002	50.00%	Tampa, FL	340
	White Acres	1966	50.00%	Richmond Hts., OH	473
†	Worth Street	2003	35.00%	Manhattan, NY	330

	Unconsolidated Apartment Communities Subtotal				18,792

Unconsolidated Supported-Living Apartments
	Classic Residence by Hyatt	1989	50.00%	Teaneck, NJ	221
	Classic Residence by Hyatt	1990	50.00%	Chevy Chase, MD	339
	Classic Residence by Hyatt	2000	50.00%	Yonkers, NY	310
(1)	Sterling Glen of Forest Hills (formerly Willow Court)	2001	56.00%	Forest Hills, NY	84
	Sterling Glen of Glen Cove (formerly Mayfair at Glen Cove)	2000	40.00%	Glen Cove, NY	79
	Sterling Glen of Great Neck (formerly Mayfair at Great Neck)	2000	40.00%	Great Neck, NY	144
*	Sterling Glen of Roslyn (formerly Bryant Landing)	2005	40.00%	Roslyn, NY	158
*(1)	Sterling Glen of Rye Brook (formerly Stone Gate at Bellefair)	2004	40.00%	Rye Brook, NY	166

	Unconsolidated Supported-Living Apartments Subtotal				1,501

	Unconsolidated Apartments Total				20,293

	Combined Apartments Total				33,849

	Federally Subsidized Housing (Total of 30 Buildings)				4,868

	Total Apartments at January 31, 2004				38,717

	Total Apartments at January 31, 2003				37,702

*	Property under construction at January 31, 2004.

†	Property opened or acquired in 2003.

(1)	This property will be consolidated in accordance with FIN No. 46(R) effective February 1, 2004.

(2)	This property will be deconsolidated in accordance with FIN No. 46(R) effective February 1, 2004.

(3)	At the completion of this project, the Company will own 177,000 square feet (approximately 16%) of the property’s 1.1 million total square feet.

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

Item 4 (A). Executive Officers of the Registrant

     The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 8, 2004. The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders scheduled for June 8, 2004.

	Date
Name and Position(s) Held	Appointed	Age

Albert B. Ratner
Co-Chairman of the Board of Directors of the Company since June 1995, Vice Chairman of the Board of the Company from June 1993 to June 1995, Chief Executive Officer prior to July 1995 and President prior to July 1993.	6-13-95	76

Samuel H. Miller
Co-Chairman of the Board of Directors of the Company since June 1995, Chairman of the Board of the Company from June 1993 to June 1995 and Vice Chairman of the Board, Chief Operating Officer of the Company prior to June 1993, Treasurer of the Company since December 1992.	6-13-95	82

Charles A. Ratner
President of the Company since June 1993, Chief Executive Officer of the Company since June 1995, Chief Operating Officer from June 1993 to June 1995 and Executive Vice President prior to June 1993, Director.	6-13-95	62

Brian J. Ratner
Executive Vice President since June 2001, Senior Vice President — East Coast Development from January 1997 to June 2001, Vice President-Urban Entertainment from June 1995 to December 1996, Vice President from May 1994 to June 1995, Director, Officer of various subsidiaries.	6-01-01	46

James A. Ratner
Executive Vice President, Director, Officer of various subsidiary corporations.	3-09-88	59

Ronald A. Ratner
Executive Vice President, Director, Officer of various subsidiary corporations.	3-09-88	57

Thomas G. Smith
Executive Vice President since October 2000, Senior Vice President prior to October 2000, Chief Financial Officer, Secretary, Officer of various subsidiary corporations since 1985.	10-10-00	63

James M. Talton
Executive Vice President-Human Resources since June 2003.	6-02-03	58

Linda M. Kane
Senior Vice President and Corporate Controller since June 2002, Vice President and Corporate Controller from April 1995 to June 2002, Asset Manager - Commercial Group from July 1992 to April 1995 and Financial Manager—Residential Group from October 1990 to July 1992.	6-17-02	46

Geralyn M. Presti
Senior Vice President, General Counsel and Assistant Secretary since July 2002, Deputy General Counsel from January 2000 to June 2002, Associate General Counsel from December 1996 to January 2000, Assistant General Counsel from January 1995 to December 1996 and Corporate Counsel from November 1989 to January 1995.	7-01-02	48

Note: Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Albert B. Ratner is the father of Brian J. Ratner and first cousin to Charles A. Ratner, James A. Ratner and Ronald A. Ratner.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Information required by this item is included in Item 8. Financial Statements and Supplementary Data on page 73, “Quarterly Consolidated Financial Data (unaudited).”

Item 6. Selected Financial Data

	Years Ended January 31,
	2004	2003		2002	2001		2000
	(in thousands, except per share data)
Operating Results:
Total Revenues	$1,021,588	$881,737	(1)	$858,244 (1)	$763,796	(1)	$688,233	(1)

Earnings from continuing operations	$38,972	$43,966		$104,231	$91,637		$40,802
Discontinued operations, net of tax and minority interest	3,697	4,865		—	—		—
Cumulative effect of change in accounting principle, net of tax	—	—		(1,202)	—		—

Net earnings	$42,669	$48,831		$103,029	$91,637		$40,802

Diluted Earnings per Common Share:
Earnings from continuing operations	$0.77	$.88	(2)	$2.20	$2.01		$.90
Discontinued operations, net of tax and minority interest	0.07	.09		—	—		—
Cumulative effect of change in accounting principle, net of tax	—	—		(.03)	—		—

Net earnings	$0.84	$.97		$2.17	$2.01		$.90

Cash Dividends Declared-Class A and Class B	$0.3300	$.2300		$.1867	$.1533		$.1267

Weighted Average Diluted Shares Outstanding	50,572,173	50,178,515		47,386,892	45,500,163		45,229,586

	January 31,
	2004	2003		2002	2001	2000
	(in thousands)
Financial Position:
Consolidated assets	$5,895,072	$5,092,629	(3)	$4,432,194	$4,033,599	$3,666,355
Real estate portfolio, at cost	$5,101,587	$4,474,137		$3,944,153	$3,590,219	$3,206,642
Long-term debt, primarily nonrecourse mortgages	$4,010,827	$3,371,757		$2,894,998	$2,849,812	$2,555,594

(1)	Effective January 31, 2004, Equity in Earnings of Unconsolidated Real Estate Entities, which was formerly included in Revenues, is now presented separately on the Company’s Consolidated Statement of Earnings on a separate line item below total expenses. Amounts for the years ended January 31, 2003, 2002, 2001 and 2000 have been reclassified accordingly.

(2)	The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Amounts presented have been reclassified for properties disposed of during the year ended January 31, 2004.

(3)	The Company has restated the prior period financial statements for the year ended January 31, 2003 resulting from changes in technical application of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” for retained interest. See Note A on page 50 for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE DESCRIPTION

     We principally engage in the ownership, development, management and acquisition of commercial and residential real estate throughout the United States. We operate through four Strategic Business Units. The Commercial Group, the largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through our partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and Canadian provinces. We have more than $5.9 billion of assets in 20 states and the District of Columbia. Core markets include New York City, Denver, Boston, Washington D.C., Philadelphia and California. Our Corporate headquarters is in Cleveland, Ohio.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements include our accounts and all majority-owned subsidiaries where we have financial or operational control. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have identified certain critical accounting policies which are subject to judgment and uncertainties. We have used our best judgment to determine estimates of certain amounts included in the financial statements as a result of these policies, giving due consideration to materiality. As a result of uncertainties surrounding these events at the time the estimates are made, actual results could differ from these estimates causing adjustments to be made in subsequent periods to reflect more current information. The accounting policies that we believe contain uncertainties that are considered critical to understanding the consolidated financial statements are discussed below. Our management reviews and discusses the policies below on a regular basis. These policies have also been discussed with our audit committee of the Board of Directors.

     Allowance for Doubtful Accounts and Reserves on Notes Receivable - We record allowances for probable uncollectible rent receivables from commercial tenants based on an estimate of the amount of the receivables that will not be realized from cash receipts in subsequent periods. This estimate is calculated based on a three year history of early tenant lease terminations as well as an estimate for expected activity of current tenants in the case of the straight-line rent adjustments. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. We estimate the allowance for notes receivable based on our assessment of the collectibility of the note. Our assessment of collectibility is based largely on expected future cash flows estimated to be paid to our limited partners. If our estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur. Our allowance for doubtful accounts at January 31, 2004, 2003 and 2002 was $28,814,000, $30,666,000 and $33,506,000, respectively.

     During the years ended January 31, 2004, 2003 and 2002, we reduced reserves previously recorded on certain notes receivable at certain syndicated residential properties. These reserves were reduced due to the occurrence of a series of events (See Note B on page 57). In the course of evaluation of these events and their effect on the collectibility of the notes, we used estimates. These estimates included, but were not limited to, estimated appraisal values as well as future cash flows at these properties. These estimates can be affected by market conditions at the time that will not only affect the appraisal value but operating cash flow projections. Had different estimates been applied, the amount of the reserves reversed might have been different than the amounts actually recorded. For the years ended January 31, 2004, 2003 and 2002, we reduced reserves of $10,418,000, $5,317,000 and $26,335,000, respectively.

     Economic Lives - Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and first generation tenant allowances are primarily 50 years. Subsequent tenant improvements are amortized over the life of the tenant’s lease. This estimate is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements. We believe the estimated useful lives of fixed assets are reasonable and follow industry standards.

     Asset Impairment - We review our investment portfolio to determine if its carrying costs will be recovered from future cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where we do not expect to recover our carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in our real estate portfolio pursuant to the guidance established in FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As part of the analysis to determine if an impairment loss has occurred we are required to make estimates to determine future operating cash flows. If different estimates are applied in determining future operating cash flows, such as occupancy rates and rent and expense increases, we may not record an impairment loss, or may record a greater impairment loss on a property.

     Allowance for Projects Under Development - The Company records an allowance for development project write-offs for its Projects Under Development (included in Real Estate, at Cost on its Consolidated Balance Sheets). Specific projects are written off against this allowance when it is determined by management that the project will not be developed. The allowance is periodically adjusted based on the Company’s actual development project write-off history. These adjustments are recorded to Operating Expenses in the Company’s Consolidated Statements of Earnings.

     Variable Interest Entities - Effective February 1, 2004, we plan to adopt FIN No. 46(R) “Consolidation of Variable Interest Entities” (FIN No. 46(R)). Under FIN No. 46(R), we will be required to consolidate a variable interest entity (VIE) if our interest in the VIE is such that we will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, or both. Calculating expected losses and/or expected residual returns involves estimating expected future cash flows. If different estimates are applied in determining future cash flows, such as the probability of the future cash flows and the risk free rate, we may incorrectly conclude on the consolidation method of an entity.

RESULTS OF OPERATIONS

     We report our results of operations by each of our four strategic business units as well as our corporate activities as we believe this provides the most meaningful understanding of our financial performance.

Overview

     We are a fully-integrated real estate company principally engaged in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. Our portfolio includes interests in retail centers, apartment communities, office buildings and hotels. We believe that our Company benefits from our geographic focus and product diversity. Our products are focused in our core markets, which include New York City, Denver, Boston, Washington, D.C., Philadelphia, and California. These are growing urban markets with high barriers to entry where we have successfully gained access to large, complex commercial, residential and mixed-use projects. As a result of an ongoing effort to increase property concentration in the core markets, these markets now account for 67 percent of our current portfolio. We expect this concentration to increase as 93 percent of the total projects opened or acquired during 2003, and 96 percent of the projects under construction as of the end of 2003 are in these markets.

     During 2003, we opened Short Pump Town Center in Richmond, Virginia, our first open-air regional lifestyle center, Worth Street, our first rental apartment building in Manhattan, and began to develop University of Pennsylvania in Philadelphia, our first biotechnology-related development opportunity outside of the Boston market.

     Other significant milestones occurring during 2003 included:

•	Completing 13 project openings and acquisitions,

•	Closing $1.2 billion in mortgage financing transactions at attractive interest rates,

•	Being awarded the exclusive right to negotiate for the mixed-use redevelopment of Southeast Federal Center in Washington, D.C.,

•	Announcing plans for Brooklyn Atlantic Yards, a long-term mixed-use urban development project whose main attraction is expected to be a new sports and entertainment arena,

•	Being selected to negotiate for the rights to develop our first military families housing community in Hawaii, and

•	Taking control of The New York Times headquarters site.

     In the second quarter of 2003, we completed a $300 million, 7.625% Senior Note offering due in 2015. In February 2004, we completed a $100 million, 7.375% Senior Note offering due in 2034. Both offerings lowered the cost of our fixed-rate corporate debt by approximately 100 basis points and extended the average maturities of our corporate debentures to 16 years.

     Additionally, in the first quarter of fiscal 2004, we renegotiated our corporate credit facility. The expansion to $450 million represents a $150 million increase in availability in our credit line. The new facility matures in 2007 with annual renewal options.

     All three of these transactions significantly improved our liquidity and long-term financial flexibility.

     Even though consumer sentiment improved during 2003, low job growth across our markets continues to affect both our commercial and residential businesses. Furthermore, the record-low interest rates, which are spurring home sales and causing residential rental vacancies and rent rate reductions, continue to have a negative impact on our apartment business. As a result, we believe any meaningful economic recovery is unlikely in the short term.

     We are, therefore, cautiously optimistic as we move into 2004. We fully expect that 2004 will be just as challenging as 2003. At the same time, we have a track record of past successes and a strong pipeline of future opportunities which preserves our optimism. We are clearly in a position of strength, with a balanced portfolio concentrated in the product types and geographic markets that offer many exciting, financially rewarding opportunities.

     Net Earnings - Net Earnings for the Company for the year ended January 31, 2004 were $42,669,000 versus $48,831,000 and $103,029,000 for the years ended January 31, 2003 and 2002, respectively. The decrease in net earnings in the year ended January 31, 2004 compared to the prior year is primarily the result of a one-time expense of $6,942,000, net of tax, related to our public offering of senior notes completed in May 2003. The decrease in net earnings in the year ended January 31, 2003 compared to the prior year of $54,198,000 is primarily attributable to the gain on disposition of operating properties and other investments, net of tax, of $55,076,000 in the year ended January 31, 2002.

     Summary of Segment Operating Results — The following tables present a summary of revenues, operating expenses and interest expense incurred by each segment for the years ended January 31, 2004, 2003 and 2002, respectively. See discussion of these amounts in Results of Operations by segment in the narratives below.

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Revenues
Commercial Group	$638,070	$585,065	$551,029
Residential Group	169,547	127,295	145,560
Land Development Group	90,179	71,175	45,421
Lumber Trading Group	123,249	97,060	115,728
Corporate Activities	543	1,142	506

Total Revenues	$1,021,588	$881,737	$858,244

Operating Expenses
Commercial Group	$345,914	$314,694	$321,602
Residential Group	97,190	73,634	80,205
Land Development Group	58,474	42,974	27,672
Lumber Trading Group	110,139	91,121	104,955
Corporate Activities	24,690	17,683	18,083

Total Operating Expenses	$636,407	$540,106	$552,517

Interest Expense
Commercial Group	$135,851	$123,087	$122,443
Residential Group	29,288	21,968	23,483
Land Development Group	3,098	785	1,010
Lumber Trading Group	3,302	2,655	3,131
Corporate Activities	26,583	25,732	28,513

Total Interest Expense	$198,122	$174,227	$178,580

Commercial Group

Revenues - Revenues for the Commercial Group increased by $53,005,000 or 9.1% in the year ended January 31, 2004 compared to the year ended January 31, 2003. These increases are primarily the result of:

•	Opening of new properties as noted in the first table below totaling $40,216,000.

•	Increase in commercial land sales of $16,301,000 primarily due to the sale of land in Queens, New York.

•	Increase in our hotel portfolio of $6,241,000 primarily due to the May 2002 re-opening of the Embassy Suites Hotel located in Manhattan, New York.

These increases in revenues were partially offset by the following decreases:

•	Non-recurring lease termination fee income of $7,540,000 received in 2002 at a retail center in New York City.

•	Disposition of Courtland Center, a 458,000 square-foot retail center located in Flint, Michigan and Bay Street, a 16,000 square-foot retail center located in Staten Island, New York totaling $6,437,000 in the fourth quarter of 2002.

•	Decrease of $1,118,000 which represents a decrease in insurance proceeds from the Embassy Suites Hotel compared to 2002.

The balance of the remaining increase in revenues of approximately $4,200,000 is generally due to fluctuations in mature properties.

Revenues for the Commercial Group increased by $34,036,000 or 6.2% in 2002 compared to 2001. These increases are primarily the result of:

•	The opening of new properties and acquisitions made as noted in the second table below totaling $43,136,000.

•	Increases in revenues of $4,671,000 as a result of the expansion at the Sheraton Station Square located in Pittsburgh, Pennsylvania.

•	Increase of $9,099,000 in our remaining hotel portfolio due to a partial recovery of the travel industry from fiscal 2001.

•	Lease termination fee income of $7,540,000 at a retail center in New York City.

•	Increase in construction fees at Twelve MetroTech Center of $6,391,000. In the second quarter of 2001, we broke ground on Twelve MetroTech Center in Brooklyn, New York and, when complete in 2005, this building will have 32 stories totaling over 1,100,000 square feet owned in condominium by us and the City of New York.

•	Increase of $1,528,000 in garage and warehouse revenue at Station Square primarily due to the impact of the opening of Bessemer Court, both of which are located in Pittsburgh, Pennsylvania.

These increases in revenues were partially offset by the following decreases:

•	Property dispositions in 2001 of Tucson Mall in Tucson, Arizona and Bowling Green Mall in Bowling Green, Kentucky, reducing comparable revenues by $11,540,000.

•	Non-recurring sale in 2001 totaling $7,950,000 of a non-operating property at Ballston Common Mall in Arlington, Virginia and the sale of a participating interest in a regional mall.

•	Decrease of $6,985,000 as a result of Bay Street and Courtland Center being classified as discontinued operations in 2002.

•	Non-recurring retail lease termination fee in 2001 of $3,500,000.

•	Payment of past due rentals from a former tenant of $918,000 which was received in 2001 at Hunting Park in Philadelphia, Pennsylvania that did not recur in 2002.

•	Decreased commercial land sales of $472,000.

The balance of the remaining decrease in revenue in the Commercial Group of approximately $7,000,000 was generally due to fluctuations in mature properties.

Operating and Interest Expenses - Operating expenses increased $31,220,000 or 9.9% in 2003 compared to 2002. The increase in operating expenses was primarily attributable to:

•	Costs associated with the opening of new properties of $12,787,000 as noted in the first table below.

•	Increase in costs relating to commercial land sales of $15,312,000 primarily due to the sale of Metropolitan.

•	Increase in project write-offs of abandoned development projects of $5,338,000 compared to 2002.

•	Greater operating costs of $5,067,000 in our hotel portfolio primarily due to the re-opening of the Embassy Suites Hotel in May 2002.

These increases in operating expenses were partially offset by the following decreases:

•	Dispositions of Courtland Center and Bay Street in the fourth quarter of 2002 reducing comparable revenues by $3,012,000.

•	A participation payment of $1,693,000 in 2002 associated with the ground lease at the Richards Building located in University Park at MIT in Cambridge, Massachusetts that did not recur in 2003.

The balance of the remaining decrease in operating expenses of approximately $2,600,000 was generally due to fluctuations in mature properties.

Interest expense for the Commercial Group increased by $12,764,000 or 10.4% in 2003 compared to 2002. The increase is primarily attributable to the net increase in interest expense from the opening of new properties which exceeded the decrease in asset dispositions in 2003 and 2002 as previously such costs were capitalized.

Operating expenses decreased $6,908,000 or 2.1% in 2002 compared to 2001. The decrease in operating expenses was primarily attributable to:

•	Decrease in abandoned development project write-offs of $15,858,000 compared to 2001.

•	Dispositions of Tucson Mall and Bowling Green Mall in 2001 reducing comparable expenses by $6,846,000.

•	Decreases in costs totaling $4,300,000 due to a sale in 2001 of a non-operating property and participating interest in a specialty retail center.

•	Decrease of $3,322,000 for Bay Street and Courtland Center which in 2002 are being shown as discontinued operations.

•	Decrease of $1,965,000 for lease buy-out costs in the retail portfolio.

•	Charges totaling $945,000 in 2001 resulting from our newly assumed management of the theater operations at Columbia Park Center, an urban retail center in North Bergen, New Jersey.

These decreases in operating expenses were partially offset by the following increases:

•	The openings of new properties and acquisitions made of $15,053,000 as noted in the second table below.

•	Increased operating costs of $11,485,000 at three hotels due to the impact of the expansion at Sheraton Station Square Hotel and as a result of our take over of the restaurant operations at Hilton Times Square Hotel and Embassy Suites Hotel both located in Manhattan, New York.

•	Increased expenses of $1,835,000 were also noted in the remainder of our hotel portfolio compared to last year due to increased occupancy rates.

•	Accrual of $1,834,000 for a settlement to the prior manager and related obligations of the restaurant operations at our two New York hotels.

•	Increase in costs of $2,425,000 relating to commercial land sales.

•	Increase in participation payment of $2,321,000 associated with the ground lease at the Richards Building compared to 2001.

•	Increase in operating costs of $913,000 at Station Square garage and warehouse operations due to the opening of Bessemer Court.

The balance of the decrease in operating expenses of approximately $9,500,000 was due to fluctuations in operating costs at mature properties.

Interest expense for the Commercial Group increased by $644,000 or .5% in 2002 compared to 2001. The increase is primarily attributable to increased borrowings during 2002.

The following table presents the significant increases in revenues and operating expenses incurred by the Commercial Group for newly opened properties for 2003 compared to 2002 (dollars in thousands):

		Qtr./Year			Operating
Property	Location	Opened	Sq. Ft.	Revenues	Expenses
Retail Centers:
Woodbridge Crossing	Woodbridge, NJ	Q3 - 2002	284,000	$2,274	$1,067
Harlem Center	Manhattan, NY	Q3 - 2002	126,000	3,282	631
Promenade in Temecula	Temecula, CA	Q3 - 2002	249,000	2,286	929
Station Square — Bessemer Court	Pittsburgh, PA	Q2 - 2002	52,000	696	389
Quebec Square	Denver, CO	Q2 - 2002	691,000	1,917	766

Office Buildings:
Harlem Center	Manhattan, NY	Q4 - 2003	146,000	734	227
Fifteen MetroTech Center	Brooklyn, NY	Q2 - 2003	653,000	13,493	3,467
40 Landsdowne Street	Cambridge, MA	Q2 - 2003	215,000	6,295	1,729
88 Sidney Street	Cambridge, MA	Q2 - 2002	145,000	3,740	1,644
35 Landsdowne Street	Cambridge, MA	Q2 - 2002	202,000	5,499	1,938

Total				$40,216	$12,787

     The following table presents the significant increases in revenues and operating expenses incurred by the Commercial Group for newly-opened or acquired properties for 2002 compared to 2001 (dollars in thousands):

		Qtr./Year			Operating
Property	Location	Opened	Sq. Ft.	Revenues	Expenses
Retail Centers:
Woodbridge Crossing	Woodbridge, NJ	Q3 -2002	284,000	$1,736	$1,792
Harlem Center	Manhattan, NY	Q3 -2002	126,000	1,426	234
Promenade in Temecula	Temecula, CA	Q3 -2002	249,000	1,269	457
Station Square — Bessemer Court	Pittsburgh, PA	Q2 -2002	52,000	1,008	535
Quebec Square	Denver, CO	Q2 -2002	691,000	664	305
Galleria at South Bay (a)	Redondo Beach, CA	Q3 -2001	955,000	15,140	6,179
Queens Place	Queens, NY	Q3 -2001	455,000	7,179	2,595

Office Buildings:
88 Sidney Street	Cambridge, MA	Q2 -2002	145,000	4,940	723
35 Landsdowne Street	Cambridge, MA	Q2 -2002	202,000	4,662	749
65/80 Landsdowne Street	Cambridge, MA	Q3 -2001	122,000	5,112	1,484

Total				$43,136	$15,053

(a) Acquired property.

Residential Group

Revenues - Revenues for the Residential Group increased by $42,252,000, or 33.2%, in 2003 compared to 2002. These increases were primarily the result of:

•	Opening and acquisition of new properties as noted in the first table below totaling $17,557,000.

•	Increase of $10,845,000 due to consolidation of several properties that were previously accounted for on the equity method of accounting due to amendments in the partnership agreements.

•	Increase due to the recognition of contingent interest income of $5,300,000 from an unreserved participating note receivable at a syndicated property.

•	Increase of $3,113,000 from the sale of a parcel of land in Long Island, New York.

The balance of the remaining increase of approximately $5,400,000 is generally due to fluctuations in mature properties.

Revenues for the Residential Group decreased by $18,265,000, or 12.5%, in 2002 compared to 2001. These decreases were primarily the result of:

•	Decrease of $21,469,000 related to the reduction of reserves for notes receivable and related accrued interest from syndications (reduction of reserves for 2002 was $4,866,000 compared to $26,335,000 for 2001).

•	Decrease of $13,208,000 related to the disposition of three properties in the current year (see discussion of Discontinued Operations on page 30).

•	Decrease of $4,568,000 due to dispositions of four apartment complexes as noted in the third table below.

•	Decrease of $996,000 from land sales.

These decreases were partially offset by:

•	Opening and acquisition of new properties as noted in the second table below totaling $21,829,000.

Operating and Interest Expenses — Operating expenses for the Residential Group increased by $23,556,000, or 32%, in 2003 compared to 2002. These increases were primarily the result of:

•	Costs associated with the opening and acquisition of new properties as noted in the first table below totaling $6,878,000.

•	Increase in cost of $5,926,000 due to consolidation of several properties that were previously accounted for on the equity method of accounting due to amendments in the partnership agreements.

•	Increase in cost of $3,600,000 related to the sale of a parcel of land in Long Island, New York.

•	Increase in project write-offs of abandoned development projects totalling $2,963,000 compared to 2002.

The balance of the remaining increase in expenses of approximately $4,819,000 is generally due to fluctuations in mature properties.

Interest expense for the Residential Group increased by $7,320,000 or 33.3%, for 2003 compared to 2002. Interest expense increased by $3,319,000 due to the consolidation of several properties which were previously accounted for on the equity method of accounting due to amendments in the partnership agreements. The remaining increase of $4,001,000 is primarily the result of interest expense related to properties opened and acquired in 2003.

Operating expenses for the Residential Group decreased $6,571,000 or 8.2% for 2002 compared to 2001. These decreases were primarily the result of:

•	Decrease in expense of $2,523,000 due to disposition of four apartment complexes as noted in the third table below.

•	Decrease in project write-offs of abandoned development projects totaling $11,149,000 compared to 2001.

•	Decrease of approximately $9,000,000 related to the disposition of three properties in the current year (see discussion of Discontinued Operations on page 30).

These decreases in expenses were partially offset by the following increases:

•	Costs associated with the opening and acquisition of new properties as noted in the second table below totaling $15,459,000.

The balance of the remaining increase of approximately $643,000 is generally due to fluctuations in mature properties.

Interest expense for the Residential Group decreased by $1,515,000, or 6.5%, for 2002 compared to 2001. The decrease is primarily the result of the lower variable interest rates.

     The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for 2003 compared to 2002 (dollars in thousands):

Openings/Acquisitions

		Qtr./Year	No. of		Operating
Property	Location	Opened	Units	Revenues	Expenses
Cherrywood Village (a)	Denver, CO	Q3-2003	360	$706	$331
Ranchstone (a)	Denver, CO	Q3-2003	368	743	382
Consolidated-Carolina	Richmond, VA	Q2-2003	158	490	409
Southfield (a)	White Marsh, MD	Q4-2002	212	2,049	764
Landings of Brentwood(a)	Nashville, TN	Q2-2002	724	2,240	1,054
Heritage	San Diego, CA	Q1-2002	230	2,514	436
Sterling Glen of Center City (formerly Chancellor Park)(a)	Philadelphia, PA	Q1-2002	135	769	(698)

Federally Assisted Housing (FAH) Properties
Grove (a)	Ontario, CA	Q3-2003	101	477	226
Independent Place II (a)	Parma Hts., OH	Q1-2003	201	1,261	784
Plymouth Square (a)	Detroit, MI	Q1-2003	280	2,828	1,229
Carl D. Perkins (a)	Pikeville, KY	Q3-2002	150	609	512
Autumn Ridge	Sterling Hts., MI	Q2-2002	251	1,181	580
Tower 43 (a)	Kent, OH	Q2-2002	101	359	291
Cambridge Towers (a)	Detroit, MI	Q2-2002	250	772	268
Coraopolis Towers (a)	Coraopolis, PA	Q2-2002	200	351	134
Donora Towers (a)	Donora, PA	Q2-2002	103	208	176

Total				$17,557	$6,878

(a) Acquired property

     The following table presents the significant increases in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for 2002 compared to 2001 (dollars in thousands):

Openings/Acquisitions

		Qtr./Year	No. of		Operating
Property	Location	Opened	Units	Revenues	Expenses
Southfield (a)	White Marsh, MD	Q4-2002	212	$186	$155
Landings of Brentwood (a)	Nashville, TN	Q2-2002	724	4,192	1,946
Heritage	San Diego, CA	Q1-2002	230	1,059	1,208
Sterling Glen of Center City (formerly Chancellor Park) (a)	Philadelphia, PA	Q1-2002	135	4,255	4,796
Sterling Glen of Darien (formerly Stony Brook Court) (a)	Darien, CT	Q3-2001	86	3,545	2,082
Sterling Glen of Bayshore (formerly Pine Cove) (a)	Bayshore, NY	Q3-2001	85	3,155	2,656

FAH Properties
Carl D. Perkins (a)	Pikeville, KY	Q3-2002	150	400	168
Autumn Ridge (a)	Sterling Hts., MI	Q2-2002	251	1,171	501
Tower 43 (a)	Kent, OH	Q2-2002	101	338	268
Cambridge Towers (a)	Detroit, MI	Q2-2002	250	1,759	791
Coraopolis Towers (a)	Coraopolis, PA	Q2-2002	200	1,191	570
Donora Towers (a)	Donora, PA	Q2-2002	103	578	318

Total				$21,829	$15,459

(a) Acquired property.

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

Land Development Group

     Revenues - Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group increased by $19,004,000 in 2003 compared to 2002. This increase is primarily the result of the following.

•	Sale of the entire Hawk’s Haven subdivision in Ft. Myers, Florida for approximately $30,000,000.

•	Combined revenue increases of $7,959,000 primarily at Stapleton in Denver, Colorado and several smaller sales increases at various land development projects.

     These increases were partially offset by:

•	Combined decreases of $18,955,000 primarily at three major land development projects, Central Station in Chicago, Illinois, Willowbrook in Twinsburg, Ohio, Waterbury in North Ridgeville, Ohio and several smaller sales decreases at various land development projects. These decreases were primarily related to normal declines in sales volume combined with a one time land sale at Willowbrook and a decrease in preferred return earned on partner advances at Central Station.

     Revenues for the Land Development Group increased by $25,754,000 in 2002 compared to 2001. These increases are primarily the result of the following.

•	Increases in land sales of approximately $38,400,000 at five major land development projects: Stapleton, Central Station, Willowbrook, New Haven in Barberton, Ohio and Waterbury, combined with several smaller sales increases at various land development projects.

     These increases were partially offset by:

•	Combined decreases of $12,619,000 at four major land development projects: Chestnut Lakes in Elyria, Ohio, Westwood Lakes in Tampa, Florida, The Greens at Birkdale Village in Huntersville, North Carolina and Avalon in North Ridgeville, Ohio and several smaller sales decreases at various land development projects. (Westwood Lakes, The Greens at Birkdale Village and Avalon properties have completely sold out.)

     Operating and Interest Expenses - The fluctuation in Land Development Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses increased by $15,500,000 in 2003 compared to 2002. This increase is primarily due to:

•	Cost of the Hawk’s Haven subdivision sale of approximately $17,000,000.

•	Combined increases of $7,222,000 at Stapleton and several smaller land development projects.

     These increases were partially offset by:

•	Combined decreases of $8,722,000 primarily at three major land development projects: Central Station, Willowbrook and Waterbury and several smaller sales decreases at various land development projects.

     Operating expenses increased by $15,302,000 in 2002 compared to 2001. This increase is primarily due to:

•	Increased combined expenses of $23,052,000 primarily at five land development projects: Stapleton, Central Station, Willowbrook, New Haven and Waterbury and several smaller expense increases at various land development projects.

     These increases were primarily offset by:

•	Combined decreases of $7,750,000 primarily at four land development projects: Chestnut Lakes, The Greens at Birkdale, Westwood Lakes and Avalon and several smaller expense decreases at various land development projects.

     Interest expense increased by $2,313,000 in 2003 compared to 2002 and decreased by $225,000 in 2002 compared to 2001. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

Lumber Trading Group

     Revenues - Revenues for the Lumber Trading Group increased by $26,189,000 in 2003 compared to 2002. The increase was primarily due to a significant price increase in panel products but also to some degree in lumber product prices, and the very favorable housing construction market supported by some of the lowest interest rates in over 40 years.

     Revenues for the Lumber Trading Group decreased by $18,668,000 in 2002 compared to 2001. The decrease was primarily due to an extreme downward movement of commodity lumber prices. The downward movement was the result of an extreme oversupply situation which was magnified by a very strong U.S. dollar.

     Operating and Interest Expenses - Operating expenses for the Lumber Trading Group increased by $19,018,000 in 2003 compared to 2002. This increase is due to higher variable expenses, primarily traders’ commissions resulting from the increased revenue explained above. Interest expense increased $647,000 in 2003 compared to 2002 primarily due to increases in borrowing levels needed to support significantly higher accounts receivable and the higher interest rates associated with our new asset based lending facility.

     Operating expenses for the Lumber Trading Group decreased by $13,834,000 in 2002 compared to 2001. These decreases are primarily due to a lower variable expense resulting from the decreased revenue explained above. Interest expense decreased $476,000 in 2002 compared to 2001 primarily due to a reduction in interest rates.

Corporate Activities

     Revenues - Corporate Activities’ revenues decreased $599,000 in 2003 compared to 2002 and increased $636,000 in 2002 compared to 2001. Corporate Activities’ revenues consist primarily of interest income from investments and loans made by us and vary from year to year depending on interest rates and the amount of loans outstanding.

     Operating and Interest Expenses - Operating expenses for Corporate Activities increased $7,007,000 in 2003 compared to 2002 and decreased $400,000 in 2002 compared to 2001. Operating expenses for 2003 increased over 2002 primarily as the result of certain expenditures incurred during the current year but not the prior year, including approximately $1,500,000 in consulting fees related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002, an additional $1,000,000 in charitable contributions, consulting fees of approximately $500,000 related for tax deferral techniques and technology improvements, approximately $500,000 related to the Company’s long-term strategic plan activities, approximately $2,000,000 in long-term incentive and severance accruals, and an increase in the cost of the Company’s insurance program of approximately $1,000,000. Interest expense increased by $851,000 in 2003 compared to 2002 and decreased by $2,781,000 in 2002 compared to 2001 as a result of changes in levels of borrowings and changes in variable interest rates. Corporate Activities’ interest expense consists primarily of interest expense on the Senior Notes and the long-term credit facilities that have not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Other Transactions

     Early Extinguishment of Debt - On February 1, 2002 we adopted the provisions of SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145), which requires gains or losses from early extinguishment of debt to be classified in operating income or loss. We previously recorded gains or losses from early extinguishment of debt as extraordinary items, net of tax, in its Statement of Earnings. For the year ended January 31, 2004, we recorded $190,000 relating to the disposition of Laurels and Vineyards as Loss on Early Extinguishment of Debt in Discontinued Operations. Laurels is a residential property located in Justice, Illinois, and Vineyards is a residential property located in Broadview Heights, Ohio. For the year ended January 31, 2004, we recorded $10,718,000 as Loss on Early Extinguishment of Debt. This amount is primarily the result of the payment in full of our $200,000,000, 8.5% senior notes due in 2008 at a premium of 104.25% for a loss on extinguishment of $8,500,000 for redemption premium and approximately $3,000,000 related to the write-off of unamortized debt issue costs. These changes were offset, in part, by net gains on early extinguishment of debt of approximately $800,000 on several residential properties.

     For the year ended January 31, 2003, we reclassified $1,653,000 of early extinguishment of debt from Extraordinary Loss to Loss on Early Extinguishment of Debt to conform to the new guidance. These losses represented the impact of early extinguishment of nonrecourse debt in order to secure more favorable financing terms. We recorded extraordinary losses related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania, Autumn Ridge and Cambridge Towers, residential properties located in Michigan, Regency Towers, a residential property located in Jackson, New Jersey, and Mount Vernon Square, a residential property located in Alexandria, Virginia.

     For the year ended January 31, 2002, we recorded $386,000 of Loss on Early Extinguishment of Debt. We recorded a gain of $1,054,000 related to Enclave, a residential property located in San Jose, California, and a loss of $1,440,000 related to Mount Vernon Square, a residential property located in Alexandria, Virginia.

     Provision for Decline in Real Estate - During the years ended January 31, 2004, 2003 and 2002 we recorded a Provision for Decline in Real Estate totaling $3,238,000, $8,221,000 and $8,783,000. The provision represents the adjustment to fair market value of land held by the Residential group and a write-down to estimated fair value, less cost to sell, of Hunting Park, a retail center in Philadelphia.

     Depreciation and Amortization - Depreciation and amortization increased $14,270,000 in 2003 compared to 2002 and $15,519,000 in 2002 compared to 2001. Depreciation and amortization increased for both years primarily as a result of acquisitions made and the opening of new properties offset by property dispositions and properties classified as discontinued operations.

     Equity in Earnings of Unconsolidated Entities - Effective January 31, 2004 we have reclassified equity in earnings of unconsolidated entities in the Consolidated Statement of Earnings from revenues to a separate line item below total expenses. Equity in earnings of unconsolidated entities was $31,751,000 for the year ended January 31, 2004 compared to $38,684,000 for the year ended January 31, 2003 representing a decrease of $6,933,000. This decrease is primarily the result of the following:

•	Commercial

•	Decrease of $1,441,000 related to a loss at Short Pump Town Center located in Richmond, Virginia which opened in the third quarter of 2003.

•	Residential

•	Decrease of $4,151,000 occurred from the loss on sale of Waterford Village in Indianapolis, Indiana.

•	Decrease of $1,374,000 resulting from the loss of revenues during unit rehabilitation at Kennedy Biscuit Lofts in Cambridge, Massachusetts.

•	Decrease of $2,739,000 resulting from the consolidation of several properties that were reported as equity investments in prior years due to amendments to the partnership agreements.

•	Land

•	Provision for decline in real estate of $4,621,000 recorded on a land development project in the fourth quarter of 2003. This impairment was the result of changes in our estimate of the project’s net realizable value due to changes in sales projections as well as changes in our estimate of the overall recoverability of the project.

•	Decrease in land sales of $2,603,000 related to several land development projects, primarily Seven Hills in Henderson, Nevada compared to year 2002.

     These decreases were partially offset by the following increases:

•	Commercial

•	Increase of $3,684,000 as a result of outlot sales at three properties in 2003.

•	Residential

•	Increase of $1,011,000 from the lease up of Residences at University Park, a development project located in Cambridge, Massachusetts.

•	Land

•	Increases in sales at several land development projects totaling $5,876,000, primarily Ethans Green in Twinsburg, Ohio and Thornbury in Solon, Ohio.

     Equity in earnings of unconsolidated entities for the year ended January 31, 2003 was $38,684,000 compared to $48,326,000 for the year ended January 31, 2002, a decrease of $9,642,000. This decrease is primarily the result of the following:

•	Commercial

•	Decrease of $2,541,000 for outlot sales at Mall at Stonecrest located in Atlanta, Georgia compared to 2001 sales.

•	Decrease of $1,700,000 related to land sales at Chapel Hill Mall located in Akron, Ohio, which did not recur in 2002.

•	Residential

•	Decrease of $5,032,000 related to the 2001 sale of Chapel Hill Towers in Akron, Ohio.

•	Decrease of $2,112,000 at the Enclave in San Jose, California resulting from the over supply of rental property in the San Jose market.

•	Decrease due to loss of $1,674,000 relates to Residences at University Park, a new development project opened in Cambridge, Massachusetts in 2002.

•	Land

•	Decreases of $4,010,000 related to land sales at Central Station located in Chicago, Illinois, compared to 2001.

     These decreases were partially offset by the following increases:

•	Commercial

•	Increase in earnings of $1,738,000 at Mall of Robinson located in Pittsburgh, Pennsylvania and Mall at Stonecrest, in Atlanta, Georgia due to full year of operations in 2002.

•	Increase in earnings of $1,173,000 due to the expansion of Galleria at Sunset, located in Henderson, Nevada in 2002.

•	Residential

•	Increase of $1,358,000 from the lease up of Classic Residence by Hyatt, a newly constructed apartment community located in Yonkers, New York.

•	Increase of $1,386,000 from the lease up of the Lofts at 1835 Arch, a newly rehabilitated assisted living community located in Philadelphia, Pennsylvania.

•	Increase of $793,000 from the lease up of the Drake, a newly constructed apartment community located in Philadelphia, Pennsylvania.

•	Land

•	Increase of $357,000 related to land sales at several land development projects.

     (Loss) Gain on Disposition of Operating Properties – The following table summarizes the (loss) gain on disposition of operating properties and other investments by year.

		Years Ended January 31,
		2004	2003	2002
		(in thousands)
Continuing Operations
Available-for-sale equity securities		$(171)	$(295)	$(5,586)
Tucson Mall*	Tucson, AZ	–	–	86,096
Palm Villas	Henderson, NV	–	–	7,259
Bowling Green Mall*	Bowling Green, KY	–	–	1,892
Peppertree	College Station, TX	–	–	1,682
Whitehall Terrace*	Kent, OH	–	–	1,105
The Oaks	Bryan, TX	–	–	(1,010)
Other		–	–	(329)

		(171)	(295)	91,109

Discontinued Operations
Laurels*	Justice, IL	4,249	–	–
Vineyards*	Broadview Hts., OH	2,109	–	–
Trowbridge	Southfield, MI	538	–	–
Courtland Center	Flint, MI	–	7,087	–
Bay Street	Staten Island, NY	–	125	–
Other		(127)	(243)	–

		6,769	6,969	–

Total		$6,598	$6,674	$91,109

*  Sold in a tax-deferred exchange. The proceeds were reinvested through an intermediary in the acquisition of a replacement property through an intermediary.

     Income Taxes - Income tax expense totaled $28,799,000, $32,048,000 and $63,334,000 in 2003, 2002 and 2001, respectively. At January 31, 2004, we had a net operating loss carryforward for tax purposes of $27,645,000 (generated primarily from the impact of tax depreciation expense from real estate properties on our net earnings) that will expire in the years ending January 31, 2022 through January 31, 2024, General Business Credit carryovers of $8,238,000 that will expire in the years ending January 31, 2005 through 2024 and Alternative Minimum Tax (“AMT”) carryforward of $31,515,000 that is available until used to reduce Federal tax to the AMT amount. Our policy is to consider a variety of tax-deferral strategies, using mostly tax free exchanges, when evaluating our future tax position.

     Discontinued Operations - We adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of business. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. We consider assets held for sale when the transaction has been approved by the appropriate level of management and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction, and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances. Three properties are classified as discontinued operations in the Statement of Earnings for the year ended January 31, 2004. Five properties classified as discontinued operations were reclassified as such in the Statement of Earnings for the year ended January 31, 2003. Due to the immateriality of the operating results for the year ended January 31, 2002, no reclassification was made in the Statement of Earnings for that year.

     Included in discontinued operations for the year ended January 31, 2004 are three properties: Trowbridge, Vineyards and Laurels. Trowbridge, located in Southfield, Michigan, has 305 supported living units, and its deed was accepted by its lender in lieu of foreclosure in April 2003. Vineyards, a 336-unit apartment complex in Broadview Heights, Ohio and Laurels, a 520-unit apartment complex in Justice, Illinois, were both sold during the third quarter ended October 31, 2003. Trowbridge, Vineyards and Laurels were previously included in the Residential Group.

     Included in discontinued operations for the year ended January 31, 2003 are five properties: Bay Street, Courtland Center, Trowbridge, Vineyards and Laurels. Bay Street, a 16,000 square-foot retail center located in Staten Island, New York, was sold in the fourth quarter ended January 31, 2003. Courtland Center, a 458,000 square-foot retail center located in Flint, Michigan, was also sold during the fourth quarter ended January 31, 2003. Bay Street and Courtland Center were both previously included in the Commercial Group.

     Operating results relating to assets sold are as follows.

	Years Ended January 31,
	2004	2003(2)	2002(1)
	(in thousands)
Revenues	$6,049	$18,817	$12,998

Expenses
Operating expenses	4,535	12,101	6,994
Interest expense	1,033	2,922	3,505
Loss on early extinguishment of debt	190	–	–
Depreciation and amortization	781	3,752	1,753

	6,539	18,775	12,252

Gain on disposition of operating properties	6,769	6,969	–

Earnings before income taxes	6,279	7,011	746

Income tax expense
Current	2,087	1,280	245
Deferred	226	997	115

	2,313	2,277	360

Earnings before minority interest	3,966	4,734	386
Minority interest	(269)	131	38

Net earnings from discontinued operations	$3,697	$4,865	$424

(1)	Amounts at January 31, 2002 have not been restated as discontinued operations on the Consolidated Statement of Earnings and have been included here for informational purposes only.

(2)	The Company has elected to restate the amounts at January 31, 2003 for the disposal of Vineyards and Laurels on the Consolidated Statement of Earnings.

FINANCIAL CONDITION AND LIQUIDITY

     We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Our principal sources of funds are cash provided by operations, the long-term credit facility, refinancings of nonrecourse mortgage debt, dispositions of mature properties and proceeds from the issuance of senior notes. Our principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for our existing portfolio, payments on nonrecourse mortgage debt on real estate, payments on the long-term credit facility and retirement of senior notes previously issued. The discussion below under Senior Notes and Long-Term Credit Facility outline recent events that have significantly enhanced our liquidity and financial flexibility which will be important in our efforts to continue to develop and acquire quality real estate assets.

     Senior Notes - On May 19, 2003, we issued $300,000,000 of our 7.625% senior notes due June 1, 2015 in a public offering under our shelf registration statement. Accrued interest is payable semi-annually on June 1 and on December 1. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remainder of the proceeds were used for offering costs of $8,151,000, to repay $73,000,000 outstanding under the revolving portion of the long-term credit facility and for general working capital purposes. These senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however they are subordinated to all of our existing and future secured indebtedness and other liabilities of our subsidiaries, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends. The dividend limitation is not as restrictive as imposed by the Company’s long-term credit facility (see below). These senior notes may be redeemed by us, at any time on or after June 1, 2008 at redemption prices beginning at 103.813% for the year beginning June 1, 2008 and systematically reduced to 100% in years thereafter.

     On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering. Accrued interest is payable quarterly on February 1, May 1, August 1 and November 1. A portion of the net proceeds from this offering were used to pay off the outstanding balance of $56,250,000 under the long-term credit facility (see below). The senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are subordinated to all existing and future secured indebtedness and other liabilities of our subsidiaries, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends. The dividend limitation is not as restrictive as imposed by the Company’s long-term credit facility (see below). These notes may be redeemed, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.

     Long-Term Credit Facility - The $350,000,000 long-term credit facility became effective on March 5, 2002 includes a $100,000,000 term loan and a $250,000,000 revolving line of credit. Outstanding balances are as follows:

	January 31,
	2004	2003
	(in thousands)
Term loan	$56,250	$81,250
Revolving credit loans	–	54,000

Total	$56,250	$135,250

     The January 31, 2004 balance of $56,250,000 was paid in full on February 10, 2004 with a portion of the net proceeds from the $100,000,000 senior note offering (see above). The revolving credit facility was scheduled to mature in March 2006 and allowed for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($33,939,000 and $26,788,000 in letters of credit and $-0- surety bonds outstanding at January 31, 2004 and 2003, respectively). Quarterly principal payments of $6,250,000 on the term loan commenced July 1, 2002.

     Effective March 22, 2004, we increased our long-term credit facility to $450,000,000. The credit facility now includes a $450,000,000 revolving line of credit (with no term loan) that will mature in March 2007. The revolving line of credit allows up to a combined amount of $50,000,000 in outstanding letters of credit or surety bonds and has terms comparable to the previous credit facility.

     The long-term credit facility provides, among other things, for: 1) at our election, interest rates of 2.125% over LIBOR or 1/2% over the prime rate (the last $50,000,000 of borrowings under the revolving loans bears interest at 2.75% over LIBOR or 3/4% over the prime rate); 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases. At January 31, 2004, retained earnings of $5,040,000 were available for payment of dividends. On March 5, 2004, the anniversary date of the long-term credit facility, this amount was reset to the $20,000,000. Under the new agreement this limitation will be reset each March 22 to $30,000,000.

     In order to mitigate the short-term variable interest rate risk on our long-term credit facility, we have purchased $147,882,000 of 5.00% LIBOR interest rate caps that mature on August 1, 2004.

     Interest incurred and paid on the long-term credit facility was as follows:

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Interest incurred	$4,645	$7,033	$10,969
Interest paid	$4,386	$6,430	$11,540

     Lumber Trading Group - The Lumber Trading Group is financed separately from the rest of our strategic business units. The financing obligations of Lumber Trading are without recourse to us. Accordingly, the liquidity of Lumber Trading Group is discussed separately below under “Lumber Trading Group Liquidity.”

Mortgage Financings

     Our primary capital strategy seeks to isolate the financial risk at the property level to maximize returns on our equity capital. All of our mortgage debt is nonrecourse including our construction loans. We operate as a C-corporation and retain substantially all of our internally generated cash flow. We recycle this cash flow, together with refinancing and property sale proceeds to fund new development and acquisitions that drive favorable returns for our shareholders. This strategy provides us with the necessary liquidity to take advantage of investment opportunities.

     We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2004 and 2005, generally pursuing long-term fixed-rate debt for our stabilized properties. During the year ended January 31, 2004, we completed the following financings:

Purpose of Financing
(in thousands)
Refinancings	$642,895
Development projects (commitment)	393,675
Acquisition	66,793
Loan extensions/additional fundings	95,895

$1,199,258

Reduction of mortgage debt due to property dispositions	$53,333

     For maturing debt, we continue to seek long-term debt for those project loans which mature within the next 12 months as well as for those projects which will begin operation within the next 12 months, generally pursuing fixed-rate loans. For construction loans, we generally pursue floating-rate financings with maturities ranging from two to five years. Upon opening and achieving stabilized operations, we generally pursue long-term fixed rate financing.

Interest Rate Exposure

     At January 31, 2004, the composition of nonrecourse mortgage debt was as follows:

	Amount	Rate (1)
	(dollars in thousands)
Fixed	$2,480,223	6.91%
Variable
Taxable(2)	757,406	4.18%
Tax-Exempt	320,890	1.95%
UDAG	75,658	2.03%

	$3,634,177	5.80%

(1)	Reflects weighted average interest rates including both the base index and lender margin.

(2)	Taxable variable-rate debt of $757,406 as of January 31, 2004 is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2005.

     On January 31, 2004, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development is as follows:

Amount
(in thousands)
Variable
Taxable	$139,246
Tax-Exempt	130,550
Fixed	31,210

Total	$301,006

Commitment from lenders	$571,001

     To mitigate short-term variable interest rate risk, we have purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for our mortgage debt portfolio as follows:

	Caps		Swaps(1)
		Average		Average
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
02/01/04 - 02/01/05(2)	$785,771	5.18%	$523,387	2.63%
02/01/05 - 02/01/06	592,256	5.83%	336,136	3.38%
02/01/06 - 02/01/07	90,953	7.58%	395,605	3.50%
02/01/07 - 02/01/08	88,493	7.58%	142,733	4.09%

(1)	Swaps include long-term LIBOR contracts that have an average initial maturity greater than six months.
(2)	These LIBOR-based hedges as of February 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

     Outside of lender hedging requirements that require the borrower to protect against significant fluctuations to interest rates, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.20% and has never exceeded 7.90%. As of January 31, 2004, we have $117,000,000 of tax-exempt caps at a weighted average strike rate of 6.80% that have maturities through January 2006.

     Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of our taxable variable-rate debt by approximately $3,200,000 at January 31, 2004. This increase is net of the protection provided by the interest rate swaps and long-term contracts in place as of January 31, 2004 and contemplates the effects of floors on $163,883,000 of LIBOR-based debt. A portion of our taxable variable rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $4,900,000 at January 31, 2004.

Lumber Trading Group Liquidity

     Lumber Trading Group is separately financed with a three year revolving line of credit totaling $120,000,000 (with an ability to expand to $180,000,000) at January 31, 2004, which became effective on October 23, 2003. The outstanding balance of the prior credit facility of $58,931,000 was paid in full with the proceeds of the new revolving line of credit. At January 31, 2004, $64,815,000 was outstanding under this current revolving line of credit.

     Borrowings under the bank line of credit are collateralized by all the assets of the Lumber Trading Group, bear interest at the lender’s prime rate or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, and have a fee of 0.25% to 0.5% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee are based on an average quarterly borrowing base availability. The bank line of credit allows for outstanding letters of credit in the amount of the difference between the collateral balance available or the line limit (whichever is less) less the outstanding loan balance, with a maximum limit of $10,000,000. Outstanding letters of credit were $3,484,000 and $-0- at January 31, 2004 and 2003, respectively.

     The Lumber Trading Group previously had a three-year securitization agreement, under which it was selling an undivided interest in a pool of receivables up to a maximum of $88,627,000 to a large financial institution. This securitization facility was repaid in full on October 15, 2003 using borrowing under the credit facility in place prior to October 23, 2003 and was not replaced.

     To protect against risks associated with the variable interest rates on current and future borrowings on the revolving line of credit, the Lumber Trading Group entered into an interest rate swap on October 29, 2003 with a notional amount of $20,000,000. The swap fixes the LIBOR interest rate at 1.65% and is effective through January 31, 2005.

     Recourse of this credit facility is limited to certain assets of the Lumber Trading Group. We believe that the amount available under this credit facility will be sufficient to meet the Lumber Trading Group’s liquidity needs.

Cash Flows

     Net cash provided by operating activities was $148,401,000, $203,719,000 and $81,981,000 for the years ended January 31, 2004, 2003 and 2002, respectively. The decrease in net cash provided by operating activities in the year ended January 31, 2004 compared to the prior year of $55,318,000 and the increase in net cash provided by operating activities in the year ended January 31, 2003 compared to the prior year of $121,738,000 are the result of the following:

	Years Ended January 31,
	2004 vs 2003		2003 vs 2002
	(in thousands)
Increase in operating revenue, excluding land sales	$104,024		$41,450
(Increase) decrease in accounts receivable, primarily Lumber Trading Group	(74,178)		73,219
Other	(279)		(1,032)

Increase in rents and other revenues received		$29,567		$113,637
Increase (decrease) in cash distributions from unconsolidated entities		4,575		(9,388)
Increase in proceeds from land sales		3,829		28,605
Decrease (increase) in land development expenditures		14,536		(17,335)
Increase in operating expenses	(54,557)		(20,493)
Increase in inventories	(8,110)		620
Increase in operating escrow funds	(1,376)		(1,327)
(Decrease) increase in accounts payable and accrued expenses	(23,393)		19,647

Increase in operating expenditures		(87,436)		(1,553)
(Increase) decrease in interest paid		(20,389)		7,772

(Decrease) increase in cash provided by operating activities		$(55,318)		$121,738

     Net cash used in investing activities totaled $410,422,000, $592,745,000 and $213,286,000 for the years ended January 31, 2004, 2003 and 2002, respectively.

     The net cash used in investing activities consists of the following:

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Capital expenditures*	$(438,432)	$(552,305)	$(425,991)
Net proceeds from disposition of operating properties and other investments
2003: Primarily, Vineyards, an apartment complex in Broadview Heights, Ohio and Laurels, an apartment complex in Justice, Illinois	2,549	–	–
2002: Primarily, Courtland Center, a retail center located in Flint, Michigan and Bay Street, a retail center located in Staten Island, New York	–	25,913	–
2001: Primarily, Tucson Mall in Tucson, Arizona, and Bowling Green Mall in Bowling Green, Kentucky, and the following residential apartment properties: Chapel Hill Towers in Akron, Ohio, Whitehall Terrace in Kent, Ohio, Peppertree in College Station, Texas, Palm Villas in Henderson, Nevada and the Oaks in Bryan, Texas	–	–	190,011
Change in investments in and advances to real estate affiliates:
Refinancing proceeds, net of investments made on behalf of the Company’s partner in Short Pump Town Center, a lifestyle center in Richmond, Virginia	38,204	(42,285)	(15,780)
Refinancing and return on investment of Mall at Stonecrest in Atlanta, Georgia	17,828	2,164	4,718
Various development projects in New York City	(26,702)	(26,359)	(22,154)
Return on investment from Mall at Robinson in Pittsburgh, Pennsylvania	730	9,576	5,674
Return on investment from Galleria at Sunset in Henderson, Nevada	–	–	10,408
Other	(4,599)	(9,449)	39,828

Subtotal	25,461	(66,353)	22,694

Total	$(410,422)	$(592,745)	$(213,286)

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$391,554	$394,867	$267,001
Borrowings under the long-term credit facility (see next page)	19,000	157,305	24,500
Portion of proceeds from disposition of operating properties (see above)	2,549	–	134,490
Portion of cash provided by operating proceeds	25,329	–	–

Total	$438,432	$552,305	$425,991

     Net cash provided by financing activities totaled $247,156,000, $461,328,000 and $117,094,000 in the years ended January 31, 2004, 2003 and 2002, respectively.

     Net cash provided by financing activities reflected the following:

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Proceeds from issuance of senior notes	$300,000	$–	$–
Sale of common stock through a public offering	–	–	117,663
Increase in nonrecourse mortgage debt	963,583	779,749	482,351
Principal payments on nonrecourse mortgage debt	(572,849)	(373,517)	(302,051)
Borrowings on long-term credit facility	19,000	178,000	24,500
Quarterly repayments of term loan, began in July 2002	(25,000)	(18,750)	–
Repayment of borrowings under the long-term credit facility:
2003: from proceeds of the new $300,000,000 senior notes	(73,000)	–	–
2002: from proceeds of the new $100,000,000 term loan	–	(78,000)	–
2001: primarily from proceeds of the sale of common stock	–	–	(160,000)
Retirement of $200,000,000 senior notes and premium	(208,500)	–	–
Payment of senior notes issuance costs	(8,151)	–	–
Net increase (decrease) in notes payable:
Lumber Trading Group revolving credit facility	63,893	(861)	4,617
Other	9,022	3,415	4,545
Repayment of Lumber Trading Group securitization agreement	(55,000)	–	–
Increase in restricted cash and offsetting withdrawals of escrow deposits associated with tax-exempt nonrecourse mortgage debt borrowings (see above) primarily for residential projects	(101,022)	(17,317)	(37,002)
(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(2,968)	2,552	5,406
Payment of deferred financing costs	(33,603)	(10,944)	(17,080)
Proceeds from the exercise of stock options	3,635	3,137	4,577
Payment of dividends	(14,960)	(10,912)	(8,213)
(Decrease) increase in minority interest	(16,924)	4,776	(2,219)

Total	$247,156	$461,328	$117,094

COMMITMENTS AND CONTINGENCIES

     We have adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). We believe the risk of payment under these guarantees as described below is remote and, to date, no payments have been made under these guarantees.

     As of January 31, 2004, we have guaranteed loans totaling $3,200,000, relating to a $1,800,000 bank loan for the Sterling Glen of Ryebrook (formerly Stone Gate at Bellefair) supported-living Residential Group project in Ryebrook, New York and our $1,400,000 share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in our Consolidated Financial Statements at January 31, 2004, pursuant to the provisions of FIN No. 45. The bank loan guaranty is expected to terminate in early 2004. The bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. We also had outstanding letters of credit of $37,423,000 as of January 31, 2004. The maximum potential amount of future payments on the guaranteed loans and letters of credit we could be required to make is the total amounts noted above.

     As a general partner for certain limited partnerships, we guaranteed the funding of operating deficits of newly-opened apartment projects for an average of five years. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in our Consolidated Financial Statements at January 31, 2004, pursuant to the provisions of FIN No. 45.

At January 31, 2004, the maximum potential amount of future payments on these operating deficit guarantees we could be required to make is approximately $18,000,000. We would seek to recover any amounts paid through refinancing or sales proceeds of the apartment project. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive, or the loss of allocated tax credits and tax losses. At January 31, 2004 the maximum potential payment under these tax indemnity guarantees was approximately $64,000,000. We believe that all necessary requirements for qualifications for such tax credits have been and will be met and that our investment partners will be able to receive expense allocations associated with the properties. We have obtained legal opinions from major law firms supporting the validity of the tax credits. We do not expect to make any payments under these guarantees.

     Our mortgage loans are all non-recourse, however in some cases lenders carve-out certain items from the non-recourse provisions. These carve-out items enable the lenders to seek recourse if we or the joint venture commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. We have also provided certain environmental guarantees. Under these environmental remediation guarantees, we must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, we believe any liability would not exceed our partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2004 the outstanding balance of the partners’ share of these loans was approximately $605,000,000. We believe the risk of payment on the carve-out guarantees is mitigated in most cases by the fact we manage the property, and in the event our partner did violate one of the carve-out items, we would seek recovery from our partner for any payments we would make. Additionally, we further mitigate our exposure through environmental insurance and insurance coverage for items such as fraud.

     We guaranteed the principal and interest on $19,000,000 of municipal bonds issued in May 2003 by an unrelated third party in connection with our investment in the redevelopment of Stapleton, a former airport in Denver, Colorado. We have a 90% ownership interest in Stapleton which is fully consolidated in our financial statements. The bonds bear interest at 7.875%, require semi-annual interest payments and mature on December 1, 2032. In addition, we plan to provide a similar guarantee relating to an additional $10,000,000 in municipal bonds expected to be drawn in the next eighteen months depending upon the status of the development at Stapleton. We have assessed this obligation pursuant to the provisions of FIN No. 45 and have determined the value of the guarantee to be approximately $500,000. This amount has been recorded in the Consolidated Balance Sheet at January 31, 2004.

     We customarily guarantee lien-free completion of projects under construction. Upon completion, the guarantees are released. At January 31, 2004, we have guaranteed completion of construction of development projects with a total cost of $1,902,000,000 which are approximately 62% complete in the aggregate. The projects have total loan commitments of $1,658,000,000, of which approximately $594,000,000 was outstanding at January 31, 2004. To date, our subsidiaries have been successful in consistently delivering lien-free completion of construction projects, without calling our guarantees of completion.

     We are also involved in certain claims and litigation related to our operations. Based on the facts known at this time, we have consulted with legal counsel and are of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS

     As of January 31, 2004, we were subject to certain contractual payment obligations as described in the table below.

	Payments Due by Period January 31,
	Total	2005		2006	2007	2008	2009
	(dollars in thousands)
Long-Term Debt:
Non-recourse mortgage debt	$1,775,056	$337,191		$297,068	$719,456	$155,178	$266,163
Notes payable:
Trading Group	64,815	–		–	64,815	–	–
Other	32,716	14,812		3,317	2,798	9,903	1,886
Long-term credit facility	56,250	56,250	(2)	–	–	–	–
Share of non-recourse mortgage debt of unconsolidated investments	551,312	87,320		132,268	108,740	132,118	90,866
Share of notes payable of unconsolidated investments	3,472	2,671		322	–	479	–
Operating leases	86,719	18,665		17,414	16,848	16,827	16,965
Share of leases of unconsolidated investments	5,060	1,012		1,012	1,012	1,012	1,012
Accounts payable and accrued expenses	612,967	593,783		12,040	2,448	2,348	2,348
Other(1)	8,485	6,013		1,237	746	357	132

Total Contractual Obligations	$3,196,852	$1,117,717		$464,678	$916,863	$318,222	$379,372

(1) These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security, phone service, etc. In addition, we have other service contacts that we enter into during out normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at January 31, 2004.
(2) The credit facility was repaid in full with the proceeds from a $100,000, 30-year, 7.375% senior note offering in February 2004.

LEGAL PROCEEDINGS

     We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our financial statements.

SHELF REGISTRATION

     Along with our wholly-owned subsidiaries Forest City Enterprises Capital Trust I and Forest City Enterprises Capital Trust II, we filed an amended shelf registration statement with the Securities and Exchange Commission (SEC) on May 24, 2002. This shelf registration statement amends the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide Forest City flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. At January 31, 2004 we had $542,180,000 available under our shelf registration statement. On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering under our shelf registration statement. Currently, we have $442,180,000 available under our shelf registration.

DIVIDENDS

     On June 11, 2003, the Board of Directors voted to increase the 2003 quarterly dividend to $.09 per share on both Class A and Class B common stock, representing a 50% annual increase over the previous quarterly dividend.

     The first, second, third and fourth 2003 quarterly dividends of $.06, $.09, $.09 and $.09, respectively, per share on shares of both Class A and Class B common stock were paid June 16, 2003, September 15, 2003, December 15, 2003 and March 15, 2004, respectively.

     The first 2004 quarterly dividend of $.09 per share on both Class A and Class B common stock was declared on March 11, 2004 and will be paid on June 15, 2004 to shareholders of record at the close of business on June 1, 2004.

NEW ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation is effective for us for the fiscal year ended January 31, 2004. The new requirements for quarterly disclosure were effective for the quarter ended April 30, 2003. We will continue to apply APBO No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock-based employee compensation and do not expect SFAS No. 148 to have a material impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” In December 2003, the FASB published a revision to the interpretation (FIN No. 46(R)) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to VIE’s created after January 31, 2003 and no later than the end of the first fiscal year or interim period ending after March 15, 2004 for public companies with non-special purpose entities that were created prior to February 1, 2003. We will implement FIN No. 46(R) on February 1, 2004. As a result of the implementation of FIN No. 46(R), 16 properties (11 Residential, three Commercial, and two Land) currently accounted for on the equity method of accounting will switch to full consolidation. Seven properties (one Commercial and six Residential) currently accounted for on the cost method will switch to full consolidation. Five Residential properties will be deconsolidated. If FIN No. 46(R) would have been implemented by January 31, 2004, total assets and total liabilities would have increased approximately $700,000,000. Upon adoption we of FIN No. 46(R) expect to record a cumulative effect of change in accounting principle adjustment of approximately $8,000,000 (pre-tax) which will reduce Net Earnings and Shareholders’ Equity. We believe our maximum exposure to loss as a result of our investment with these VIE’s is limited to the value of our investment in these VIE’s.

     In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. This statement did not have a material impact on our financial position, results of operations or cash flows.

     In March 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). This issue addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is effective for revenue arrangements entered into subsequent to January 31, 2004. We do not expect this statement to have a current material impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The minority interests associated with certain of our consolidated joint ventures that have finite lives under the terms of the agreements represent mandatorily redeemable interests as defined in SFAS No. 150. On November 7, 2003, the FASB indefinitely deferred the effective date of paragraphs nine and ten of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests in order to address a number of interpretation and implementation issues. However, the disclosure provisions of SFAS No. 150 are still required. Although no such obligation exists, if we were to dissolve the entities or sell the underlying real estate assets and satisfy any outstanding obligations, in all of our consolidated finite life entities as of January 31, 2004, the estimated aggregate settlement value of these noncontrolling interests would approximate book value due to our preferred returns upon settlement. Our assessment of the settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that we would distribute to our noncontrolling interests, as required under the terms of the respective agreements. While additional guidance from the FASB relating to noncontrolling interests in consolidated finite life partnerships is pending, we do not expect the remainder of this statement to have an immediate material impact on our financial position, results of operations or cash flows.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     This Form 10-K, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed on pages 5 - 12 and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, the level and volatility of interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, the rate revenue increases versus the rate of expense increases, the cyclical nature of the lumber wholesaling business, as well as other risks listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7(A). Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. At January 31, 2004, we had $1,134,546,000 of variable-rate debt outstanding. This is inclusive of the $56,250,000 outstanding under our long-term credit facility which was repaid in full in February 2004 from proceeds of a senior note offering. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate non-recourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.

To mitigate short-term variable interest rate risk, we have purchased London Interbank Offered Rate (“LIBOR”) interest rate caps and swaps as follows.

	Caps		Swaps (1)
		Average		Average
Coverage	Amount	Rate	Amount	Rate
	(dollars in thousands)
02/01/04 - 02/01/05 (2)	$933,653	5.15%	$523,387	2.63%
02/01/05 - 02/01/06	592,256	5.83%	336,134	3.38%
02/01/06 - 02/01/07	90,953	7.58%	395,605	3.50%
02/01/07 - 02/01/08	88,493	7.58%	142,733	4.09%

(1) Swaps include long-term LIBOR contracts that have an average maturity greater than six months.
(2) These LIBOR-based hedges as of February 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

As part of our interest rate risk management, we also intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt.

Outside of lender hedging requirements that require the borrower to protect against significant fluctuations to interest rates, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.20% and has never exceeded 7.90%. As of January 31, 2004, we have $117,000,000 of tax exempt caps at a weighted average strike rate of 6.80% that have maturities through January 2006.

We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at January 31, 2004 was $2,876,281,000 compared to an estimated fair value of $2,931,799,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $3,111,613,000 at January 31, 2004.

We estimate the fair value of our hedging instruments based on interest rate market pricing models. At January 31, 2004 and 2003, LIBOR interest rate caps and Treasury options were reported at their fair value of approximately $2,528,000 and $753,000, respectively, in Other Assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at January 31, 2004 and 2003 is an unrealized loss of approximately $9,542,000 and $4,340,000, respectively, and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 7(A). Quantitative and Qualitative Disclosure About Market Risk (continued)

January 31, 2004

							Total	Fair Market
	Expected Maturity Date						Outstanding	Value
	2004	2005	2006	2007	2008	Thereafter	1/31/04	1/31/04
Long-Term Debt	(dollars in thousands)
Fixed:
Fixed-rate debt	$72,851	$139,041	$432,608	$129,704	$236,206	$1,469,813	$2,480,223	$2,537,636
Weighted average interest rate	7.08%	7.19%	6.52%	7.18%	7.23%	6.91%	6.91%

UDAG	377	10,929	8,133	588	608	55,023	75,658	51,793
Weighted average interest rate	0.17%	3.87%	0.05%	1.39%	1.40%	1.98%	2.03%

Senior & Subordinated Debt(1)(2)	—	—	—	—	—	320,400	320,400	342,370
Weighted average interest rate						7.66%	7.66%

Total Fixed-Rate Debt	73,228	149,970	440,741	130,292	236,814	1,845,236	2,876,281	2,931,799

Variable:
Variable-rate debt	211,623	126,098	233,715	24,886	29,349	131,735	757,406	757,406
Weighted average interest rate							4.18%

Tax-Exempt	52,340	21,000	45,000	—	—	202,550	320,890	320,890
Weighted average interest rate							1.95%

Credit Facility(1)(2)(3)	56,250	—	—	—	—	—	56,250	56,250
Weighted average interest rate							3.91%

Total Variable-Rate Debt	320,213	147,098	278,715	24,886	29,349	334,285	1,134,546	1,134,546

Total Long-Term Debt	$393,441	$297,068	$719,456	$155,178	$266,163	$2,179,521	$4,010,827	$4,066,345

(1)	Represents recourse debt.

(2)	The credit facility was repaid in full with the proceeds from a $100,000, 30-year, 7.375% senior note offering in February 2004.

(3)	A new $450,000 credit facility was established on March 22, 2004.

Item 7(A). Quantitative and Qualitative Disclosure About Market Risk (continued)

January 31, 2003

	Expected Maturity Date
							Total	Fair Market
							Outstanding	Value
	2003	2004	2005	2006	2007	Thereafter	1/31/03	1/31/03
Long-Term Debt	(dollars in thousands)
Fixed:
Fixed-rate debt	$46,618	$50,998	$125,576	$409,949	$126,063	$1,270,831	$2,030,035	$2,104,645
Weighted average interest rate	7.18%	7.11%	7.24%	6.58%	7.19%	7.34%	7.16%

UDAG	4,478	415	10,929	8,106	457	51,113	75,498	50,690
Weighted average interest rate	3.69%	0.61%	3.87%	0.03%	0.64%	1.79%	2.00%

Senior & Subordinated Debt(1)	—	—	—	—	—	220,400	220,400	221,866
Weighted average interest rate						8.48%	8.48%

Total Fixed-Rate Debt	51,096	51,413	136,505	418,055	126,520	1,542,344	2,325,933	2,377,201

Variable:
Variable-rate debt	424,100	196,790	20,321	4,965	23,730	135,668	805,574	805,574
Weighted average interest rate							4.67%

Tax-Exempt	45,060	7,940	21,000	—	—	31,000	105,000	105,000
Weighted average interest rate							2.25%

Credit Facility(1)	25,000	25,000	25,000	60,250	—	—	135,250	135,250
Weighted average interest rate							5.44%

Total Variable-Rate Debt	494,160	229,730	66,321	65,215	23,730	166,668	1,045,824	1,045,824

Total Long-Term Debt	$545,256	$281,143	$202,826	$483,270	$150,250	$1,709,012	$3,371,757	$3,423,025

(1)	Represents recourse debt.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Financial Reports:
Management’s Report	44
Report of Independent Auditors	44

Consolidated Financial Statements:
Consolidated Balance Sheets	45
Consolidated Statements of Earnings	46
Consolidated Statements of Comprehensive Income	47
Consolidated Statements of Shareholders’ Equity	47
Consolidated Statements of Cash Flows	48
Notes to Consolidated Financial Statements	50

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	73

Financial Statement Schedules:
Schedule II–Valuation and Qualifying Accounts	80
Schedule III–Real Estate and Accumulated Depreciation	81

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

     The Audit Committee, composed of three independent members of the Board of Directors who are not employees of the Company, meets regularly with representatives of management, the independent accountants and the Company’s internal auditor to monitor the functioning of the accounting and control systems and to review the results of the auditing activities. The Audit Committee engages the independent auditors upon ratification by the shareholders. The Committee approves the scope of the audit and the fee arrangements. The independent auditors conduct an objective, independent examination of the consolidated financial statements.

     The Audit Committee reviews results of the annual audit with the independent auditors. The Audit Committee also meets with the independent auditors and the internal auditor without management present to ensure that they have open access to the Audit Committee.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
of Forest City Enterprises, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) on page 75, present fairly, in all material respects, the financial position of Forest City Enterprises, Inc. and its Subsidiaries (the “Company”) at January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 75 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note P to the consolidated financial statements, the Company, on February 1, 2002, adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Also, as discussed in Note A, the consolidated financial statements for the year ended January 31, 2003 have been restated.

/s/ PricewaterhouseCoopers
Cleveland, Ohio
March 11, 2004

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,
	2004	2003
	(in thousands)
Assets
Real Estate
Completed rental properties	$4,523,748	$3,866,625
Projects under development	544,389	572,476
Land held for development or sale	33,450	35,036

Total Real Estate	5,101,587	4,474,137
Less accumulated depreciation	(730,705)	(615,653)

Real Estate, net	4,370,882	3,858,484

Cash and equivalents	107,491	122,356
Restricted cash	257,795	127,046
Notes and accounts receivable, net	422,765	286,652
Inventories	46,140	38,638
Investments in and advances to real estate affiliates	432,584	489,205
Other assets	257,415	170,248

Total Assets	$5,895,072	$5,092,629

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$3,634,177	$3,016,107
Notes payable	152,111	79,484
Long-term credit facility	56,250	135,250
Senior and subordinated debt	320,400	220,400
Accounts payable and accrued expenses	639,824	585,042
Deferred income taxes	294,925	261,376

Total Liabilities	5,097,687	4,297,659

Minority Interest	48,474	80,608

Commitments and Contingencies
Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock — without par value 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 36,509,836 and 35,678,086 shares issued, 36,270,496 and 35,525,067 outstanding, respectively	12,170	11,892
Class B, convertible, 36,000,000 shares authorized; 13,715,992 and 14,547,742 shares issued, 13,715,992 and 14,130,592 outstanding, respectively	4,572	4,850

	16,742	16,742
Additional paid-in capital	235,398	232,029
Retained earnings	496,537	470,348

	748,677	719,119
Less treasury stock, at cost; 2004: 239,340 Class A and -0- Class B shares 2003: 153,019 Class A and 417,150 Class B shares	(1,752)	(4,425)
Accumulated other comprehensive income (loss)	1,986	(332)

Total Shareholders’ Equity	748,911	714,362

Total Liabilities and Shareholders’ Equity	$5,895,072	$5,092,629

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings

	Years Ended January 31,
	2004	2003	2002
	(in thousands, except per share data)
Revenues
Rental properties	$898,339	$784,677	$742,516
Lumber trading	123,249	97,060	115,728

	1,021,588	881,737	858,244

Expenses
Operating expenses	636,407	540,106	552,517
Interest expense	198,122	174,227	178,580
Loss on early extinguishment of debt	10,718	1,653	386
Provision for decline in real estate	3,238	8,221	8,783
Depreciation and amortization	127,631	113,361	97,842

	976,116	837,568	838,108

Equity in earnings of unconsolidated real estate entities	31,751	38,684	48,326

(Loss) gain on disposition of operating properties and other investments.	(171)	(295)	91,109

Earnings before income taxes	77,052	82,558	159,571

Income tax expense (benefit)
Current	(2,102)	4,733	502
Deferred	30,901	27,315	62,832

	28,799	32,048	63,334

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	48,253	50,510	96,237
Minority interest	(9,281)	(6,544)	7,994

Earnings from continuing operations.	38,972	43,966	104,231
Discontinued operations, net of tax and minority interest
(Loss) earnings from operations	(200)	685	—
Gain on disposition of operating properties	3,897	4,180	—

	3,697	4,865	—

Cumulative effect of change in accounting principle, net of tax	—	—	(1,202)

Net earnings	$42,669	$48,831	$103,029

Basic earnings per common share
Earnings from continuing operations	$0.79	$0.89	$2.23
Earnings from discontinued operations, net of tax and minority interest	0.07	0.09	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.03)

Net earnings	$0.86	$0.98	$2.20

Diluted earnings per common share
Earnings from continuing operations	$0.77	$0.88	$2.20
Earnings from discontinued operations, net of tax and minority interest	0.07	0.09	0.00
Cumulative effect of change in accounting principle, net of tax	—	—	(0.03)

Net earnings	$0.84	$0.97	$2.17

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended January 31,
	2004	2003 (restated)	2002
	(in thousands)
Net earnings	$42,669	$48,831	$103,029

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments in on available-for-sale securities arising during the period:
Unrealized gain (loss) on securities net of minority interest	4,739	7,827	(4,144)
Reclassification adjustment for loss included in net earnings	—	—	799
Unrealized derivative (losses) gains:
Cumulative effect of change in accounting principle — transition adjustment of interest rate contracts, net of minority interest	—	—	(7,820)
Change in unrealized gains and losses on interest rate contracts, net of minority interest	(2,421)	1,132	(1,995)

Other comprehensive income (loss), net of tax	2,318	8,959	(13,160)

Comprehensive income	$44,987	$57,790	$89,869

Consolidated Statements of Shareholders’ Equity

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(in thousands)
Balances at January 31, 2001	30,543	$10,181	15,783	$5,261	$108,863	$338,792	1,230	$(10,330)	$3,869	$456,636
Net earnings						103,029				103,029
Other comprehensive loss, net of tax									(13,160)	(13,160)
Dividends $.1867 per share						(8,882)				(8,882)
Issuance of 3,900,000 Class A common shares in equity offering	3,900	1,300			116,363					117,663
Conversion of Class B to Class A shares.	658	219	(658)	(219)						—
Exercise of stock options					1,396		(355)	3,181		4,577
Income tax benefit from stock option exercises					2,123					2,123
Restricted stock issued					(1,009)		(113)	1,009		—
Amortization of unearned compensation					531					531
Cash in lieu of fractional shares from three-for-two stock split					(4)					(4)

Balances at January 31, 2002	35,101	11,700	15,125	5,042	228,263	432,939	762	(6,140)	(9,291)	662,513
Net earnings						48,831				48,831
Other comprehensive income, net of tax									8,959	8,959
Dividends $.23 per share						(11,422)				(11,422)
Conversion of Class B to Class A shares	577	192	(577)	(192)						—
Exercise of stock options					1,422		(192)	1,715		3,137
Income tax benefits from stock option exercises					1,430					1,430
Amortization of unearned compensation					914					914

Balances at January 31, 2003	35,678	11,892	14,548	4,850	232,029	470,348	570	(4,425)	(332)	714,362
Net earnings						42,669				42,669
Other comprehensive income, net of tax									2,318	2,318
Dividends $.33 per share						(16,480)				(16,480)
Conversion of Class B to Class A shares	832	278	(832)	(278)						—
Exercise of stock options					1,975		(218)	1,660		3,635
Income tax benefits from stock option exercises					1,212					1,212
Restricted stock issued					(1,013)		(113)	1,013		—
Amortization of unearned compensation					1,195					1,195

Balances at January 31, 2004	36,510	$12,170	13,716	$4,572	$235,398	$496,537	239	$(1,752)	$1,986	$748,911

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$868,020	$838,453	$724,816
Cash distributions from unconsolidated entities	25,126	20,551	29,939
Proceeds from land sales	69,276	65,447	36,842
Land development expenditures	(31,059)	(45,595)	(28,260)
Operating expenditures	(590,255)	(502,819)	(501,266)
Interest paid	(192,707)	(172,318)	(180,090)

Net cash provided by operating activities	148,401	203,719	81,981

Cash Flows from Investing Activities
Capital expenditures	(438,432)	(552,305)	(425,991)
Proceeds from disposition of operating properties and other investments	2,549	25,913	190,011
Changes in investments in and advances to real estate affiliates	25,461	(66,353)	22,694

Net cash used in investing activities	(410,422)	(592,745)	(213,286)

Cash Flows from Financing Activities
Proceeds from issuance of subordinated debt	300,000	—	—
Retirement of senior notes	(208,500)	—	—
Payment of senior notes issuance costs	(8,151)	—	—
Increase in nonrecourse mortgage debt	963,583	779,749	482,351
Increase in long-term credit facility	19,000	178,000	24,500
Principal payments on nonrecourse mortgage debt	(572,849)	(373,517)	(302,051)
Payments on long-term credit facility	(98,000)	(96,750)	(160,000)
Increase in notes payable	95,066	26,760	48,617
Payments on notes payable	(22,151)	(24,206)	(39,455)
Repayment of Lumber Trading Group securitization agreement	(55,000)	—	—
Change in restricted cash and book overdrafts	(103,990)	(14,765)	(31,596)
Payment of deferred financing costs	(33,603)	(10,944)	(17,080)
Exercise of stock options	3,635	3,137	4,577
Sale of common stock, net	—	—	117,663
Dividends paid to shareholders	(14,960)	(10,912)	(8,213)
(Decrease) increase in minority interest	(16,924)	4,776	(2,219)

Net cash provided by financing activities	247,156	461,328	117,094

Net (decrease) increase in cash and equivalents	(14,865)	72,302	(14,211)
Cash and equivalents at beginning of year	122,356	50,054	64,265

Cash and equivalents at end of year	$107,491	$122,356	$50,054

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$42,669	$48,831	$103,029
Discontinued operations:
Minority interest	269	(131)	—
Depreciation	660	3,472	—
Amortization	121	280	—
Gain on disposition of operating properties	(6,769)	(6,969)	—
Loss on early extinguishment of debt	190	—	—
Minority interest	9,281	6,544	(7,994)
Depreciation	104,456	92,814	79,454
Amortization	23,175	20,547	18,388
Equity in earnings of unconsolidated entities	(31,751)	(38,684)	(48,326)
Cash distributions from unconsolidated entities	25,126	20,551	29,939
Deferred income taxes	32,032	27,533	59,921
Loss (gain) on disposition of operating properties and other investments	171	295	(91,109)
Loss on early extinguishment of debt	10,718	1,653	386
Provision for decline in real estate	3,238	8,221	8,783
Cumulative effect of change in accounting principle	—	—	1,988
Decrease (increase) in land included in projects under development	29,202	204	(19,192)
Decrease in land included in completed rental properties	—	341	—
Decrease (increase) in land held for development or sale	1,586	(10,843)	(1,449)
(Increase) decrease in notes and accounts receivable	(80,909)	14,585	(84,033)
(Increase) decrease in inventories	(7,502)	609	(13)
(Increase) decrease in other assets	(39,143)	(37,841)	8,731
Increase in accounts payable and accrued expenses	31,581	51,707	23,478

Net cash provided by operating activities.	$148,401	$203,719	$81,981

Supplemental Non-Cash Disclosures:
The schedule below represents the effect of the following non-cash transactions for the years ended January 31:
2004 • Increase in interest in Station Square Freight House, a specialty retail center
Disposition of interest in Trowbridge, a supported-living community
Acquisitions of additional interests in ten syndicated residential properties:
Arboretum Place, Bowin, Bridgewater, Drake, Enclave, Grands
Lakeland, Lofts at 1835 Arch, Silver Hill and Trellis at Lee’s Mill
Acquisition of Grove, an apartment community
Change to equity method of accounting from full consolidation due to admission of a 50% partner in Emporium, a retail project under development
2003 • None
2002 • Property additions included in accounts payable

Operating Activities
Notes and accounts receivable	$(204)	$—	$—
Other assets	(16,016)	—	—
Accounts payable and accrued expenses	22,293	—	—

Total effect on operating activities	$6,073	$—	$—

Investing Activities
Investments in and advances to real estate affiliates	$19,709	$—	$—
Acquisition of completed rental properties	(227,902)	—	—
Property additions included in accounts payable	—	—	(43,941)
Accounts payable	—	—	43,941

Total effect on investing activities	$(208,193)	$—	$—

Financing Activities
Decrease in notes and loans payable	$(286)	$—	$—
Increase in nonrecourse mortgage debt	227,911	—	—
Decrease in minority interest	(25,505)	—	—

Total effect on financing activities	$202,120	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies

Nature of Business

     Forest City Enterprises, Inc. principally engages in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. The Company operates through four Strategic Business Units. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires, and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group is a lumber wholesaler.

     Forest City Enterprises, Inc. has $5.9 billion in total assets in 20 states and the District of Columbia. The Company’s core markets include Boston, Denver, California, New York City, Philadelphia and Washington, D.C. The Company is headquartered in Cleveland, Ohio, where it has a significant concentration of real estate assets.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Forest City Enterprises, Inc., its wholly-owned subsidiaries and entities which it controls in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries” and, for entities created since February 1, 2003, the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised.

     Variable interest entities (“VIE’s”) are entities in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FIN No. 46, we consolidate VIE’s created after January 31, 2003, of which we have a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time we become involved with the entity. We reconsider this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses.

     For entities not deemed to be VIE’s and for VIE’s created before February 1, 2003, we consolidate those entities in which we own a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights, as discussed in Emerging Issues Task Force No. 96-16 and Statement of Position No. 78-9. Substantive participatory rights include the ability to select, terminate, and set compensation of the investee’s management, the ability to participate in capital and operating decisions of the investee (including budgets), in the ordinary course of business.

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

     Effective February 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144
     “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, certain amounts presented have been reclassified for properties disposed during the years ended January 31, 2004 and 2003.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

A. Summary of Significant Accounting Policies (continued)

Restatement

     The Company has restated prior period financial statements for the year ended January 31, 2003 resulting from changes in the application of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” for the Company’s retained interests. The restatement had no impact to net earnings or related per share amounts for the year ended January 31, 2003, but decreased accumulated other comprehensive loss and increased shareholders’ equity as of January 31, 2003 by $8,390,000, as follows: (in thousands)

	Accumulated Other	Total
	Comprehensive Loss	Shareholders’ Equity
As originally reported	$(8,722)	$705,972
As restated	$(322)	$714,362

     In 2002, Stapleton Land, LLC (a 90% owned subsidiary of the Company) purchased $75,000,000 and $70,000,000 of bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Stapleton Metropolitan District (the “District”). The Bonds were acquired by Lehman Brothers, Inc. (“Lehman”) and were subsequently transferred into a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District has a call option related to these bonds through August 2004. In the event these Bonds are not called by the District, the Company has the obligation to redeem the Bonds from the Trust. The Company believes the bonds will be called by the district, however, until this occurs the investment income is at risk. Upon dissolution of the Trust (which is expected to occur in August 2004), Stapleton Land, LLC is entitled to the difference, if any, between the interest rate earned by the Trust from the Bonds, and the interest rate paid to the certificate holders. In accordance with SFAS No. 140, no gain or loss was recognized on the sale to Lehman as the value of the Bonds sold and retained interest approximated the cost to Stapleton Land, LLC.

     At January 31, 2004, the total principal outstanding in the securitization structure described above was $145,000,000 which has been de-recognized in our financial statements in accordance with the provisions of SFAS No. 140.

     At the time of the transfer, we applied certain key assumptions to determine fair value, as follows:

•	Estimated weighted average life in years, which was approximately two years

•	Residual cash flows discount rate, which was 6.50%

     The Company measures its retained interest in the Trust at its estimated fair value based on the present value of the expected future cash flows, which are determined based on the expected future cash flows from the underlying Bonds and from expected changes in the rates paid to the certificate holders discounted at a market yield, which considers the related risk. The difference between the amortized cost of the retained interest (which was approximately zero) and the fair value is recorded, net of the related tax and minority interest effect, in shareholders’ equity as a component of accumulated other comprehensive earnings (loss).

     The fair value of the retained interest is carried on the Company’s Consolidated Balance Sheet at $22,870,000 ($12,442,000 net of tax and minority interest) and $15,420,000 ($8,390,000 net of tax and minority interest) at January 31, 2004 and 2003, respectively, and is classified as an available-for-sale security. No cash flows were received from or paid to the Trust during the years ended January 31, 2004, 2003 and 2002. The Company has no other material securitization agreements.

Fiscal Year

     The years 2003, 2002 and 2001 refer to the fiscal years ended January 31, 2004, 2003 and 2002, respectively.

Land Operations

     Land held for development or sale is stated at the lower of carrying amount or fair market value less cost to sell.

Recognition of Revenue

     Real Estate Sales - The Company recognizes gains on sales of real estate pursuant to the provisions of SFAS No. 66 “Accounting for Sales of Real Estate.” The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.

     The Company follows the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” for the reporting of dispositions of operating properties. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

A. Summary of Significant Accounting Policies (continued)

     Leasing Operations - The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the retail centers and office buildings range from 1 to 25 years, excluding leases with anchor tenants which typically run longer. Minimum rents are recognized on a straight-line basis over the term of the related leases. Overage rents are recognized as revenues when tenants’ sales exceed contractual amounts. Recoveries from tenants for taxes, insurance, and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred. See Note L for further information on tenant reimbursements.

     Lumber Trading - The Lumber Trading Group sells to a large number of customers across many regions of North America. The Company fills customer orders either through the simultaneous purchase of products from various third parties with delivery directly to the customer, or from relieving its existing short-term inventory position of previously purchased lumber products. Revenue is recorded when title to the goods transfers to the customers. The Company reports the gross margin on these sales as revenues in the accompanying Consolidated Statements of Earnings.

     Construction - Revenue and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred. The Company currently has one long-term fixed which are charged to operations as incurred price arrangement in its Commercial Group segment to construct an approximate 1,100,000-square-foot office building in Brooklyn, New York.

Recognition of Costs and Expenses

     Operating expenses primarily represent the recognition of operating costs, which are charged to operations as incurred, administrative expenses and taxes other than income taxes. Interest expense and real estate taxes during development and construction are capitalized as a part of the project cost.

     The Company provides an allowance for doubtful accounts against the portion of accounts or notes receivable that is estimated to be uncollectible. Such allowances are reviewed and updated quarterly for changes in expected collectibility.

     Depreciation is generally computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and first generation tenant allowances are primarily 50 years. Subsequent tenant improvements are amortized over the life of the tenant lease.

     Major improvements and tenant improvements are capitalized and expensed through depreciation charges. Repairs, maintenance and minor improvements are expensed as incurred. A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company’s capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Earnings.

     The Company reviews its properties to determine if its carrying costs will be recovered from future operating cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate.

Investments in Unconsolidated Entities

     The Company accounts for its investments in unconsolidated entities (included in Investments in and Advances to Real Estate Affiliates on the Consolidated Balance Sheets) using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Differences between the Company’s carrying value of its investment in the unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds.

Allowance for Projects Under Development

     The Company records an allowance for development project write-offs for its Projects Under Development (included in Real Estate, at Cost on its Consolidated Balance Sheets). Specific projects are written off against this allowance when it is determined by management that the project will not be developed. The allowance is periodically adjusted based on the Company’s actual development project write-off history. These adjustments are recorded to Operating Expenses in the Company’s Consolidated Statements of Earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

A. Summary of Significant Accounting Policies (continued)

Acquisition of Rental Properties

     Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

Other Assets

     Included in Other Assets are costs incurred in connection with obtaining financing which are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related debt. The amortization of these costs was $10,628,000, $8,744,000 and $6,556,000 for the years ended January 31, 2004, 2003 and 2002, respectively, and is included as depreciation and amortization in the consolidated statements of Earnings. Costs incurred in connection with leasing space to tenants are also included in Other Assets and are deferred and amortized using the straight line method over the lives of the related leases.

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

Fair Value of Financial Instruments

     The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximates the current market. The carrying amount of the Company’s total fixed-rate debt at January 31, 2004 was $2,876,281,000 compared to an estimated fair value of $2,931,799,000.

     The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At January 31, 2004 and 2003, LIBOR interest rate caps and Treasury options were reported at their fair value of approximately $2,528,000 and $753,000, respectively, in Other Assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at January 31, 2004 and 2003 is an unrealized loss of approximately $9,542,000 and $4,340,000, respectively, and is included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

A. Summary of Significant Accounting Policies (continued)

Accounting for Derivative Instruments and Hedging Activities

     The Company generally maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flow that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows attributable to changes in the Treasury rate relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to 10 years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to five years.

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

     Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, which requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain firm commitments and liabilities or on future cash flows. On February 1, 2001, the Company adopted SFAS No. 133, and at that time, designated the derivative instruments in accordance with the requirements of the new standard. On February 1, 2001, the after-tax impact, net of minority interest, of the transition amounts of the derivative instruments resulted in a reduction of net income and other comprehensive income of approximately $1,200,000 and $7,800,000, respectively. The transition adjustments are presented as cumulative effect adjustments, as described in Accounting Principles Board Opinion (APBO) No. 20 “Accounting Changes” in the 2001 consolidated financial statements. The transition amounts were determined based on the interpretive guidance issued by the FASB to date. The FASB continues to issue interpretive guidance that could require changes in the Company’s application of the standard and may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on the Consolidated Statements of Cash Flows.

     All derivatives are reported in the Consolidated Balance Sheets at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of a forecasted transaction or the variability of cash flows that are to be paid in connection with a recognized or forecasted liability (a “cash flow hedge”), or to convert certain fixed-rate long-term debt to floating-rate debt (a “fair value hedge”). The effective portion of the change in fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. The ineffective portion of all hedges is recognized in current-period earnings as interest expense in the Consolidated Statements of Earnings.

     On August 1, 2001, the Company began assessing hedge effectiveness based on the total changes in cash flows on its interest rate caps and Treasury options as described by the Derivative Implementation Group (DIG) Issue G20, Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge. Accordingly, the Company has elected to record in Other Comprehensive Income (Loss) all of the subsequent changes in the fair value, including the changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt will be reclassified out of Accumulated Other Comprehensive Income (Loss) into earnings when the forecasted transaction occurs using the “caplet” methodology. Gains or losses on Treasury options used to hedge the interest rate risk associated with the anticipated issuance of fixed-rate debt will be reclassified from Accumulated Other Comprehensive Income (Loss) into earnings over the term of the debt, based on an effective-yield method.

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

A. Summary of Significant Accounting Policies (continued)

     When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will report the derivative at its fair value in the Consolidated Balance Sheets, recognizing changes in the fair value in current-period earnings.

     For the years ended January 31, 2004 and 2003, the Company recorded approximately $631,000 and $217,000, respectively, as interest expense in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material. The amount of net derivative losses reclassified into earnings from other comprehensive income as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $-0- and $738,000 for the years ended January 31, 2004 and 2003, respectively.

     As of January 31, 2004, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated other comprehensive income into earnings as interest expense of approximately $2,982,000, net of tax.

Income Taxes

     Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end. The Company has recognized the benefits of its tax loss carryforward and general business tax credits which it expects to use as a reduction of the deferred tax expense.

Stock-Based Compensation

     The Company follows APBO No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based compensation. As such, compensation cost for stock options is measured using the intrinsic value method, that is the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount the employee is required to pay for the stock.

     The Company accounts for stock-based employee compensation under the recognition and measurement principles of APBO No. 25 and related interpretations. All options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant, therefore, no stock-based employee compensation costs have been reflected in net earnings for stock options. Stock-based compensation costs, net of tax, relating to restricted stock awards were charged to net earnings in the amount of $723,000, $553,000 and $321,000 during the years ended January 31, 2004, 2003 and 2002, respectively. While these amounts were computed under APBO No. 25, they are equal to the fair value based amounts as computed under SFAS No. 123 “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net earnings and earnings per share if the Company had also applied the fair value recognition provisions of SFAS No. 123 to stock options.

	Years Ended January 31,
	2004	2003	2002
Net earnings (in thousands)
As reported	$42,669	$48,831	$103,029
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of related tax effect	(3,354)	(2,574)	(3,376)

Pro forma	$39,315	$46,257	$99,653

Basic earnings per share
As reported	$.86	$.98	$2.20
Pro forma	$.79	$.93	$2.13
Diluted earnings per share
As reported	$.84	$.97	$2.17
Pro forma	$.78	$.92	$2.11

Capital Stock

     The Company paid a three-for-two common stock split of both the Company’s Class A and Class B common stock on November 14, 2001 effected as a stock dividend. The stock split was given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Statements of Shareholders’ Equity. All share and per share data included in this annual report, including stock option plan information, have been restated to reflect the stock split.

     On September 28, 2001, the Company sold to the public 3,900,000 shares of Class A common stock for $32.23 per share. The offering generated net proceeds of $117,663,000 of which $104,000,000 was used to reduce borrowings under the revolving credit facility.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

A. Summary of Significant Accounting Policies (continued)

Earnings Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ earnings per share may not equal the annual earnings per share due to the weighting of stock and option activity occurring during the year. All earnings per share disclosures appearing in these financial statements were computed assuming dilution unless otherwise indicated. Further, as discussed above, on November 14, 2001 the Company paid a three-for-two stock split effected as a stock dividend. All share and per share information presented in this report for periods prior to the stock split have been adjusted to reflect that stock split.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” In December 2003, the FASB published a revision to the interpretation (FIN No. 46(R)) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in an entity will consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to VIE’s created after January 31, 2003 and no later than the end of the first fiscal year or interim period ending after March 15, 2004 for public companies with non-special purpose entities that were created prior to February 1, 2003. The Company will implement FIN No. 46(R) on February 1, 2004. As a result of the implementation of FIN No. 46(R), 16 properties (11 Residential, three Commercial, and two Land) currently accounted for on the equity method of accounting will switch to full consolidation. Seven properties (one Commercial and six Residential) currently accounted for on the cost method will switch to full consolidation. Five Residential properties will be deconsolidated. If FIN No. 46(R) would have been implemented by January 31, 2004, total assets and total liabilities would have increased approximately $700,000,000. Upon adoption of FIN No. 46(R) the Company expects to record a cumulative effect of change in accounting principle adjustment of approximately $8,000,000 (pre-tax) which will reduce Net Earnings and Shareholders’ Equity. The Company believes its maximum exposure to loss as a result of its involvement with these VIE’s is limited to the value of its investment in these VIE’s.

     In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for certain contracts entered into or modified after June 30, 2003 and for certain hedging relationships designated after June 30, 2003. This statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The minority interests associated with certain of the Company’s consolidated joint ventures that have finite lives under the terms of the agreements represent mandatorily redeemable interests as defined in SFAS 150. On November 7, 2003, the FASB indefinitely deferred the effective date of paragraphs nine and ten of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests in order to address a number of interpretation and implementation issues. However, the disclosure provisions of SFAS 150 are still required. Although no such obligation exists, if the Company were to dissolve the entities or sell the underlying real estate assets and satisfy any outstanding obligations, in all of its consolidated finite life entities as of January 31, 2004, the estimated aggregate settlement value of these noncontrolling interests would approximate book value due to the Company’s preferred returns upon settlement. The Company’s assessment of the settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its noncontrolling interests, as required under the terms of the respective agreements. While additional guidance from the FASB relating to noncontrolling interests in consolidated finite life partnerships is pending, the Company does not expect the remainder of this statement to have an immediate material impact on the Company’s financial position, results of operations or cash flows.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

B. Notes and Accounts Receivable, Net

     The components of notes and accounts receivable, net are as follows.

	January 31,
	2004	2003
	(in thousands)
Lumber trading	$209,317	$104,213
Real estate sales	23,221	6,718
Syndication activities	53,102	60,339
Straight-line rent receivable from tenants	67,579	49,504
Receivables from tenants	17,335	15,303
Other receivables	81,025	81,241

	$451,579	$317,318

Allowance for doubtful accounts	(28,814)	(30,666)

Notes and Accounts Receivable, Net	$422,765	$286,652

Weighted average interest rate	5.86%	7.37%

Total Notes Receivable included above	$62,365	$62,029
Due within one year	$23,327	$21,674

Lumber Trading Group

     Lumber Trading Group previously had a three-year securitization agreement, under which it was selling an undivided interest in a pool of receivables up to a maximum of $88,627,000 to a large financial institution. This securitization facility, which had an outstanding balance of $41,000,000 at January 31, 2003, was repaid in full on October 15, 2003 using borrowing under the credit facility in place prior to October 23, 2003 and was not replaced. At the time of repayment this securitization facility had a balance of $55,000,000.

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

     During the years ended January 31, 2004 and 2003, 14 of these properties completed a series of events that led to the reduction of a portion of these reserves. The first event was the modification or expiration of the government contracts that now allow for market rate apartment rentals, which provide a significant increase in expected future cash flows. This, in turn, increased the appraised values of these properties and in some instances, resulted in a settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest. As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest is now probable. For the years ended January 31, 2004, 2003 and 2002, reductions of $4,785,000, $4,627,000 and $24,620,000, respectively, are included in revenue in the Consolidated Statements of Earnings. The Company will continue to review the level of reserves against these notes receivable in relation to events that could change expected future cash flows from these properties. At January 31, 2004 and 2003, $11,223,000 and $9,268,000, respectively, were included in reserves for principal and interest on these notes receivable.

     In addition, during the year ended January 31, 2004, the Company recognized $5,300,000 in interest income on an unreserved note receivable from one of these 20 properties, representing participation proceeds from the sale of the property.

     Millender Center — In addition to the notes receivable discussed above the Company owns a 4% general partnership interest in Millender Center (the “Project”), a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan, and loaned $14,775,000 to the 99% limited partners in 1985, as evidenced by a note. A full reserve against the note and accrued interest was recorded in 1995 when the Company determined that collection was doubtful due to the operating performance of the Project at that time.

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

     During the years ended January 31, 2004, 2003 and 2002, the Company reduced $5,633,000, $690,000 and $1,715,000, respectively, of the reserve recorded against interest receivable from Millender Center. The reductions of this reserve were primarily the result of increased cash flow projections due to the extension of the Project’s tax advantaged bonds. The recorded balance of the note was $20,385,000 and $15,284,000 at January 31, 2004 and 2003, respectively. As of January 31, 2004 and 2003, $5,382,000 and $11,015,000, respectively, remained as a reserve for accrued interest.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

C. Investments in and Advances to Real Estate Affiliates

     Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments in entities which the Company does not control and which are accounted for on the equity method as well as advances to other partners. Summarized financial information for the equity method investments is as follows.

January 31,	2004	2003
	(in thousands)
Balance Sheet:
Completed rental properties	$2,375,832	$2,384,920
Projects under development	263,687	307,566
Land held for development or sale	104,851	85,663
Accumulated depreciation	(499,297)	(484,845)
Other assets	246,268	278,024

Total Assets	$2,491,341	$2,571,328

Mortgage debt, nonrecourse	$2,153,443	$2,226,384
Advances from general partner	1,385	18,355
Other liabilities	166,907	166,286
Partners’ equity	169,606	160,303

Total Liabilities and Partners’ Equity	$2,491,341	$2,571,328

Years Ended January 31,	2004	2003	2002
	(in thousands)
Operations:
Revenues	$566,706	$544,712	$519,865
Operating expenses	(305,792)	(295,142)	(283,570)
Interest expense	(132,062)	(133,231)	(119,061)
Depreciation and amortization	(78,615)	(68,724)	(72,241)
Provision for decline in real estate	(4,621)	—	—
(Loss) gain on disposition of operating properties	(3,573)	—	12,392
Cumulative effect of change in accounting principle	—	—	(343)

Net Earnings (pre-tax)	$42,043	$47,615	$57,042

Company’s portion of Net Earnings (pre-tax)	$31,751	$38,684	$48,326

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

January 31,	2004	2003
	(in thousands)
Partners’ equity, as above	$169,606	$160,303
Equity of other partners	51,567	30,178

Company’s investment in partnerships	118,039	130,125
Advances to partnerships, as above	1,385	18,355
Advances to other real estate affiliates(1)	313,160	340,725

Investments in and Advances to Real Estate Affiliates	$432,584	$489,205

(1)	As is customary within the real estate industry, the Company invests in certain real estate projects through partnerships. The Company provides funding for certain of its partners’ equity contributions for the development and construction of real estate projects. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City office operations. The Company consolidates its investments in these projects. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to four executive officers of the Company. At January 31, 2004 and 2003, amounts advanced in the normal course of business for development and construction of real estate projects on behalf of this partner collateralized by this partnership interest were $114,164 and $98,264, respectively, of the $313,160 and $340,725 presented above for “Advances to other real estate affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property.

     FIN No. 46(R) Implementation — The Company plans to implement FIN No. 46(R) February 1, 2004. As a result of the implementation of FIN No. 46(R), 16 properties (11 Residential, three Commercial, and two Land) currently accounted for on the equity method of accounting will switch to full consolidation. Seven properties (one Commercial and six Residential) currently accounted for on the cost method will switch to full consolidation. Five Residential properties will be deconsolidated. If FIN No. 46(R) would have been implemented by January 31, 2004, total assets and total liabilities would have increased approximately $700,000,000. Upon adoption of FIN No. 46(R) the Company expects to record a cumulative effect of change in accounting principle adjustment of approximately $8,000,000 (pre-tax) which will reduce Net Earnings and Shareholders’ Equity. The Company believes its maximum exposure to loss as a result of its involvement with these VIE’s is limited to the value of its investment in these VIE’s.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

D. Other Assets

     Included in other assets are costs incurred in connection with obtaining financing which are deferred and amortized over the life of the related debt. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized using the straight-line method over the lives of the related leases.

January 31,	2004	2003
	(in thousands)
Unamortized costs, net	$174,432	$112,290
Prepaid expenses and other	82,983	57,958

	$257,415	$170,248

E. Accounts Payable and Accrued Expenses

     Included in accounts payable and accrued expenses at January 31, 2004 and 2003 are book overdrafts of approximately $58,105,000 and $62,384,000, respectively. The overdrafts are a result of the Company’s cash management program and represent checks issued but not yet presented to a bank for collection.

F. Notes Payable

     The components of notes payable are as follows:

January 31,	2004	2003
	(dollars in thousands)
Payable to
Banks	$64,815	$1,770
Other	87,296	77,714

	$152,111	$79,484

Weighted average interest rate	5.06%	7.35%

     Notes payable to banks at January 31, 2004 reflects borrowings on the Lumber Trading Group’s three year revolving line of credit with a borrowing capacity $120,000,000 (with an ability to expand to $180,000,000) which became effective on October 23, 2003. The bank line of credit allows for outstanding letters of credit in the amount of the difference between the collateral balance available or the line limit (whichever is less) less the outstanding loan balance, with a maximum limit of $10,000,000. At January 31, 2004, $3,484,000 letters of credit were outstanding. Notes payable to banks at January 31, 2003 reflects borrowings on the Lumber Trading Group’s previous bank line of credit of $80,000,000, which allowed for up to $5,000,000 in outstanding letters of credit of which none were outstanding at January 31, 2003.

     Borrowings under the current bank line of credit are collateralized by all the assets of the Lumber Trading Group, bear interest at the lender’s prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 1.75% to 2.25% and have a fee of 0.25% to 0.50% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee are based on an average quarterly borrowing base availability. Terms of the previous bank line of credit were similar to those described under the current line of credit. The revolving line of credit expires on October 23, 2006.

     To protect against risks associated with the variable interest rates on current and future borrowings on the revolving line of credit, the Lumber Trading Group entered into an interest rate swap on October 29, 2003 with a notional amount of $20,000,000. The swap fixes the LIBOR interest rate at 1.65% and is effective through January 31, 2005.

     Other notes payable relate primarily to improvements and construction funded by tenants, property and liability insurance premium financing, software financing and advances from affiliates and partnerships.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

F. Notes Payable (continued)

     The following table summarizes interest incurred and paid on notes payable.

Years Ended January 31,	Incurred	Paid
	(in thousands)
2004	$7,710	$5,092
2003	$6,866	$4,504
2002	$6,165	$6,045

G. Mortgage Debt, Nonrecourse

     Mortgage debt, which is collateralized by completed rental properties, projects under development and undeveloped land, is as follows.

January 31,	2004		2003
	Amount	Rate(1)	Amount	Rate(1)
	(dollars in thousands)
Fixed	$2,480,223	6.91%	$2,030,035	7.16%
Variable
Taxable(2)	757,406	4.18%	805,574	4.67%
Tax-Exempt	320,890	1.95%	105,000	2.25%
UDAG	75,658	2.03%	75,498	2.00%

	$3,634,177	5.80%	$3,016,107	6.20%

(1) Reflects weighted average interest rates including both the base index and lender margin.
(2) Taxable variable-rate debt of $757,406 as of January 31, 2004 is protected with LIBOR swaps and caps described below.
These LIBOR-based hedges protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2005.

     On January 31, 2004, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development is as follows (in thousands).

Amount
(in thousands)
Variable
Taxable	$139,246
Tax-Exempt	130,550
Fixed	31,210

Total	$301,006

Commitment from lenders	$571,001

     The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

     The Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for its nonrecourse mortgage debt portfolio as follows:

	Caps		Swaps (1)
		Average		Average
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)
02/01/04-02/01/05(2)	$785,771	5.18%	$523,387	2.63%
02/01/05-02/01/06	592,256	5.83%	336,134	3.38%
02/01/06-02/01/07	90,953	7.58%	395,605	3.50%
02/01/07-02/01/08	88,493	7.58%	142,733	4.09%

(1) Swaps include long-term LIBOR contracts that have an average maturity greater than six months.
(2) These LIBOR-based hedges as of February 1, 2004 protect the debt currently outstanding as well as the anticipated to be under development during the year ending January 31, 2005.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

G. Mortgage Debt, Nonrecourse (continued)

     The Urban Development Action Grants and other subsidized loans bear interest at rates which are below prevailing historical commercial lending rates and are granted to the Company by government agencies as an inducement to develop real estate in targeted areas. A right to participate by the local government in the future cash flows of the project is generally a condition of these loans. Participation in annual cash flows generated from operations is recognized as an expense in the period earned. Participation in appreciation and cash flows resulting from a sale or refinancing is recorded as an expense at the time of the sale or is capitalized as additional basis and amortized if amounts are paid prior to the disposition of the property.

     The Company is engaged in discussions with its current lenders and is actively pursuing new lenders to extend and refinance maturing mortgage debt. As of January 31, 2004, the composition of mortgage debt maturities (including scheduled amortization and balloon payments) along with refinancing commitments and extension options for the next five years is as follows.

	Total	Scheduled		Committed	Extension	Net
Years Ending January 31,	Maturities	Amortization	Balloons	Refinancings	Options	Balloons
	(in thousands)
2005	$337,191	$74,209	$262,982	$34,608	$110,867	$117,507
2006	$297,068	$73,774	$223,294	$–	$65,387	$157,907
2007	$719,456	$58,870	$660,586	$–	$267,001	$393,585
2008	$155,178	$59,661	$95,517	$–	$–	$95,517
2009	$266,163	$57,640	$208,523	$–	$–	$208,523

The following table summarizes interest incurred and paid on mortgage debt, nonrecourse.

Years Ended January 31,	Incurred	Paid
	(in thousands)
2004	$194,590	$188,315
2003	$171,857	$169,990
2002	$174,571	$176,027

H. Long-Term Credit Facility

The $350,000,000 long-term credit facility became effective on March 5, 2002, includes a $100,000,000 term loan and a $250,000,000 revolving line of credit. Outstanding balances are as follows:

	January 31,
	2004	2003
	(in thousands)
Term loan	$56,250	$81,250
Revolving credit loans	–	54,000

Total	$56,250	$135,250

The January 31, 2004 balance of $56,250,000 was paid in full on February 10, 2004 with a portion of the net proceeds from the $100,000,000 Senior Note offering (Note I). The revolving credit facility was scheduled to mature in March 2006 and allowed for up to a combined amount of $40,000,000 in outstanding letters of credit or surety bonds ($33,939,000 and $26,788,000 in letters of credit and $-0- surety bonds outstanding at January 31, 2004 and 2003, respectively). Quarterly principal payments of $6,250,000 on the term loan commenced July 1, 2002.

Effective March 22, 2004, the Company increased its long-term credit facility to $450,000,000. The credit facility now includes a $450,000,000 revolving line of credit (with no term loan) that will mature in March 2007. The revolving line of credit allows up to a combined amount of $50,000,000 in outstanding letters of credit or surety bonds and has terms comparable to the previous credit facility.

The long-term credit facility provides, among other things, for: 1) at our election, interest rates of 2.125% over LIBOR of 1/2% over the prime rate (the last $50,000,000 of borrowings under the revolving loans bears interest at 2.75% over LIBOR or 3/4% over the prime rate); 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases. At January 31, 2004, retained earnings of $5,040,000 were available for payment of dividends. On March 5, 2004, the anniversary date of the long-term credit facility, this amount was reset to $20,000,000. Under the new agreement this limitation will be reset each March 22, to $30,000,000.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

H. Long-Term Credit Facility (continued)

In order to mitigate the short-term variable interest rate risk on our long-term credit facility, we have purchased $147,882,000 of 5.00% LIBOR interest rate caps that mature on August 1, 2004.

Interest incurred and paid on the long-term credit facility was as follows:

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Interest incurred	$4,645	$7,033	$10,969
Interest paid	$4,386	$6,430	$11,540

I. Senior and Subordinated Debt

     On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015, in a public offering under its shelf registration statement. Accrued interest is payable semi-annually on December 1 and June 1. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remainder of the proceeds were used for offering costs of $8,151,000, to repay $73,000,000 outstanding under the revolver portion of the long-term credit facility and for general working capital purposes. These senior notes are unsecured senior obligations of the Company and rank equally with all existing and future unsecured indebtedness; however, they are subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

     These senior notes may be redeemed by the Company, at any time on or after June 1, 2008 at redemption prices beginning at 103.813% for the year beginning June 1, 2008 and systematically reduced to 100% in years thereafter. However, if the Company completes one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.

     In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear interest at 8.25% and are due September 15, 2010. Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the revolving credit facility. Financial covenants associated with this debt are similar to that of the senior notes. The Company may purchase from time to time, our senior notes on the open market.

Years Ended January 31,	2004	2003	2002
Interest incurred	$24,118	$18,683	$18,591

Interest paid	$26,822	$18,683	$18,194

     On May 24, 2002, the Company, along with its wholly-owned subsidiaries Forest City Enterprises Capital Trust I (Trust I) and Forest City Capital Trust II (Trust II), filed an amended shelf registration statement with the Securities and Exchange Commission. This registered an undetermined number of shares of the preferred securities of Trust I and II along with the guarantee by the Company of the preferred securities. No securities have been issued by Trusts I and II to date. These securities, if issued, will be the sole assets of the Trusts.

     On February 10, 2004, the Company issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering. Accrued interest is payable quarterly on February 1, May 1, August 1 and November 1. A portion of the net proceeds from this offering were used to pay off the outstanding balance of $56,250,000 under the long-term credit facility (Note H). The senior notes are unsecured senior obligations of the Company and rank equally with all existing and future unsecured indebtedness; however, they are subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends. These notes may be redeemed by the Company, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

I. Senior and Subordinated Debt (continued)

Consolidated Interest

     The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes F, G, H and I).

Years Ended January 31,	2004	2003	2002
		(in thousands)
2004
Interest incurred	$231,063	$204,439	$210,296
Interest capitalized	(32,941)	(30,212)	(31,716)

Net interest expense	$198,122	$174,227	$178,580

Interest paid	$224,615	$199,607	$211,806

J. Income Taxes

     The income tax provision related to continuing operations consists of the following:

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
Current
Federal	$(3,091)	$3,163	$(1,406)
Foreign	437	443	499
State	552	1,127	1,409

	(2,102)	4,733	502

Deferred
Federal	25,227	22,678	50,976
Foreign	291	(313)	23
State	5,383	4,950	11,833

	30,901	27,315	62,832

Total provision	$28,799	$32,048	$63,334

The effective tax rate for income taxes varies from the federal statutory rate of 35% due to the following items:

Financial statement earnings before income taxes, after minority interest	$67,771	$76,014	$167,565

Income taxes computed at the statutory rate	$23,720	$26,605	$58,648
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	3,693	4,277	7,770
General Business Credits	(657)	(971)	(4,851)
Valuation allowance	(6)	(549)	(482)
Other items	2,049	2,686	2,249

Total provision	$28,799	$32,048	$63,334

Effective tax rate	42.49%	42.16%	37.80%

The components of the deferred tax provision for continuing operations are as follows:

Excess of tax over financial statement depreciation and amortization	$11,229	$11,675	$11,749
Cancellation of debt	—	—	(570)
Gains deferred for tax purposes	— (1)	— (1)	33,587
Costs on land and rental properties under development expensed for tax purposes	4,572	4,208	5,721
Revenues and expenses recognized in different periods for tax and financial statement purposes	7,952	2,071	8,737
Difference between tax and financial statements related to unconsolidated entities	7,916	8,984	3,587
Provision for decline in real estate	(426)	(2,877)	(802)
Deferred state taxes, net of federal benefit	3,665	4,491	6,772
(Benefit) utilization of tax loss carryforward excluding effect of stock options	(5,373)	4,596	(1,945)
Valuation allowance	(6)	(549)	(482)
General Business Credits	(657)	(1,148)	(4,851)

Alternative Minimum Tax credits	2,029	(4,136)	1,329

Deferred provision	$30,901	$27,315	$62,832

(1) Gain on dispositions that were structured as tax-deferred exchanges have been reported in Note P – Discontinued Operations in the Consolidated Statement of Earnings for the years ended January 31, 2004 and 2003.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

J. Income Taxes (continued)

     The components of the deferred income tax liability are as follows.

	January 31,
	Temporary Differences		Deferred Tax
	2004	2003	2004		2003
	(in thousands)
Depreciation	$245,758	$196,316	$97,197		$77,643
Capitalized costs(1)	476,198	490,759	188,336		194,095
Tax loss carryforward	(27,645)	(12,131)	(9,676	)(2)	(3,760)
Federal tax credits	–	–	(39,753)		(41,677)
Other comprehensive income (loss)	3,285	(550)	1,299		(217)
Basis in unconsolidated entities	140,502	117,847	55,568		46,608
Other	4,938	(56,901)	1,954		(11,316)

	$843,036	$735,340	$294,925		$261,376

(1) Additions to capitalized costs during the years ended January 31, 2003 and 2002 include $10,417 and $102,408, respectively, related to replacement property of tax-deferred exchanges.
(2) Includes deferred tax benefit related to stock options exercised during the years ended January 31, 2004, 2003 and 2002.

     Income taxes (refunded) paid were $(147,000), $3,001,000 and $11,419,000 for the years ended January 31, 2004, 2003 and 2002, respectively. At January 31, 2004, the Company had a tax loss carryforward of $27,645,000 that will expire in the years ending January 31, 2022 through January 31, 2024, General Business Credit carryovers of $8,238,000 that will expire in the years ending January 31, 2005 through January 31, 2024, and an Alternative Minimum Tax credit carryforward of $31,515,000.

     The Company’s net deferred tax liability at January 31, 2004 is comprised of deferred tax liabilities of $580,764,000, deferred tax assets of $286,741,000, and a valuation allowance related to state taxes and general business credits of $902,000.

K. Segment Information

     Strategic Business Units are determined by the type of customers served or the products sold. The Company operates with four Strategic Business Units. The Commercial Group, the Company’s largest unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations, through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires, and operates residential rental property, including upscale and middle-market apartments in urban locations, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. It also owns and develops raw land into master-planned communities, mixed-use and other residential developments. The Lumber Trading Group is a lumber wholesaler.

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

     The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Operating Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT tells the chief decision maker how profitable a real estate segment is simply by operating for the sole purpose of collecting rent, paying operating expenses and servicing its debt. In essence what is needed to keep the property’s doors open. In contrast, the Company’s reported GAAP financial statements include numerous accounting items which have been excluded from EBDT and disclosed in its filings that the Company believes are not consistent with its chief operating decision maker’s review of financial performance and allocation of resources amongst our segments.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

K. Segment Information (continued)

     EBDT, as presented, excludes gains or losses on sales, provisions for decline, straight-line rent adjustments, cumulative effect of accounting changes, depreciation and amortization and deferred taxes in assessing performance of these segments so the Company’s chief decision maker, along with its entire management team, is able to evaluate what they view to be the core operations of each segment. Although net earnings under GAAP is useful in assessing the overall performance of the Company on a consolidated basis, net earnings doesn’t provide its management team and chief operating decision maker with a clear measure of each segment’s core operating performance.

     Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported in operating earnings. However, early extinguishment of debt was excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt was included in EBDT.

     The following tables summarize financial data for the Commercial, Residential, Land Development, Lumber Trading Groups and Corporate activities. All amounts, including footnotes, are presented in thousands.

				January 31,			Years Ended January 31,
				Identifiable Assets			Expenditures for Additions to Real Estate
				2004	2003	2002	2004	2003	2002
Commercial Group				$3,853,283	$3,628,251	$3,214,781	$288,404	$383,999	$391,719
Residential Group				1,457,512	990,192	797,248	141,777	175,892	94,545
Land Development Group				229,791	209,319	174,170	54,172	23,481	32,302
Lumber Trading Group				261,284	149,236	171,353	1,186	1,282	1,902
Corporate Activities				93,202	115,631	74,642	2,795	920	2,508

Total				$5,895,072	$5,092,629	$4,432,194	$488,334	$585,574	$522,976

	Years Ended January 31,
	Revenues			Interest Expense			Depreciation & Amortization Expense
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Commercial Group	$638,070	$585,065	$551,029	$135,851	$123,087	$122,443	$100,114	$91,735	$79,322
Residential Group	169,547	127,295	145,560	29,288	21,968	23,483	23,481	17,413	14,136
Land Development Group	90,179	71,175	45,421	3,098	785	1,010	308	212	554
Lumber Trading Group (1)	123,249	97,060	115,728	3,302	2,655	3,131	1,891	2,153	2,147
Corporate Activities	543	1,142	506	26,583	25,732	28,513	1,837	1,848	1,683

Total	$1,021,588	$881,737	$858,244	$198,122	$174,227	$178,580	$127,631	$113,361	$97,842

				Earnings Before			Earnings Before Depreciation,
				Income Taxes (EBIT)(2)			Amortization & Deferred Taxes (EBDT)
Commercial Group				$67,406	$64,199	$37,384	$154,057	$147,036	$102,471
Residential Group				30,547	30,953	50,502	72,075	52,390	68,989
Land Development Group				38,631	38,883	31,516	28,601	22,063	21,429
Lumber Trading Group				7,917	1,131	5,494	3,701	174	3,073
Corporate Activities				(64,040)	(44,092)	(47,651)	(46,042)	(27,264)	(27,992)
(Loss) gain on disposition of operating properties and other investments				(171)	(295)	91,109	—	—	—
Provision for decline in real estate				(3,238)	(8,221)	(8,783)	—	—	—

Total				$77,052	$82,558	$159,571	$212,392	$194,399	$167,970

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

K. Segment Information (continued)

Reconciliation of Earnings Before Depreciation Amortization and Deferred Taxes (EBDT) to net earnings by Segment:

			Land	Lumber	Corporate
Year Ended January 31, 2004	Commercial	Residential	Development	Trading	Activities	Total
EBDT	$154,057	$72,075	$28,601	$3,701	$(46,042)	$212,392
Depreciation and amortization — Real Estate Groups	(103,490)	(36,177)	(120)	—	—	(139,787)
Deferred taxes — Real Estate Groups	(23,766)	(19,907)	(14,093)	—	24,552	(33,214)
Straight-line rent adjustment	6,534	526	—	—	—	7,060
Provision for decline in real estate, net of tax	(683)	(982)	—	—	—	(1,665)
Provision for decline in real estate recorded on equity method, net of tax	—	—	(2,793)	—	—	(2,793)
Gain (loss) on disposition of operating properties and other investments, net of tax	—	280	—	—	(384)	(104)
Loss on disposition reported on equity method, net of tax	—	(2,160)	—	—	—	(2,160)
Discontinued operations, net of tax and minority interest:(4)
Depreciation and amortization	—	(731)	—	—	—	(731)
Deferred taxes	(87)	(139)	—	—	—	(226)
(Loss) gain on disposition of operating properties	(64)	3,961	—	—	—	3,897

Net earnings	$32,501	$16,746	$11,595	$3,701	$(21,874)	$42,669

			Land	Lumber	Corporate
Year Ended January 31, 2003	Commercial	Residential	Development	Trading	Activities	Total
EBDT	$147,036	$52,390	$22,063	$174	$(27,264)	$194,399
Depreciation and amortization — Real Estate Groups	(89,554)	(27,161)	(83)	—	—	(116,798)
Deferred taxes — Real Estate Groups	(18,665)	(10,586)	3,040	—	(1,668)	(27,879)
Straight-line rent adjustment	5,565	—	—	—	—	5,565
Early extinguishment of debt, net of tax (3)	—	(999)	—	—	—	(999)
Provision for decline in real estate, net of tax	(4,391)	(579)	—	—	—	(4,970)
Loss on disposition of operating properties and other investments, net of tax	—	—	—	—	(178)	(178)
Discontinued operations, net of tax and minority interest:(4)
Depreciation and amortization	(1,415)	(1,996)	—	—	—	(3,411)
Deferred taxes	(2,989)	1,992	—	—	—	(997)
Straight-line rent adjustment	(81)	—	—	—	—	(81)
Gain on disposition of operating properties	4,180	—	—	—	—	4,180

Net earnings	$39,686	$13,061	$25,020	$174	$(29,110)	$48,831

			Land	Lumber	Corporate
Year Ended January 31, 2002	Commercial	Residential	Development	Trading	Activities	Total
EBDT	$102,471	$68,989	$21,429	$3,073	$(27,992)	$167,970
Depreciation and amortization — Real Estate Groups	(76,276)	(21,715)	(377)	—	—	(98,368)
Deferred taxes — Real Estate Groups	(4,885)	(16,619)	(2,181)	—	(2,441)	(26,126)
Straight-line rent adjustment	6,594	—	—	—	—	6,594
Early extinguishment of debt, net of tax (3)	—	(233)	—	—	—	(233)
Provision for decline in real estate, net of tax and minority interest	(3,100)	(1,016)	—	—	—	(4,116)
Gain (loss) on disposition of operating properties and other investments, net of tax	52,390	5,264	—	—	(2,578)	55,076
Gain on disposition reported on equity method, net of tax	407	3,027	—	—	—	3,434
Cumulative effect of change in accounting principle, net of tax	(894)	(207)	—	—	(101)	(1,202)

Net earnings	$76,707	$37,490	$18,871	$3,073	$(33,112)	$103,029

(1)	The Company recognizes the gross margin on lumber brokerage sales as revenues. Sales invoiced for the years ended January 31, 2004, 2003 and 2002 were $2,843,000, $2,514,000 and $2,627,000, respectively.
(2)	See Consolidated Statements of Earnings on page 46 for reconciliation of EBIT to net earnings.
(3)	Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported in operating earnings. However, early extinguishment of debt was excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt was included in EBDT.
(4)	See Note P – Discontinued Operations on page 71 for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

L. Leases

The Company as Lessor

     The following table summarizes the minimum future rental income to be received on noncancelable operating leases of commercial properties that generally extend for periods of more than one year.

Years Ending January 31,
(in thousands)
2005	$293,385
2006	287,328
2007	274,054
2008	264,961
2009	259,361
Later years	1,803,425

$3,182,514

     Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes and operating costs which is included in revenues from rental properties in the Consolidated Statements of Earnings. The following table summarizes total reimbursements.

Years Ending January 31,
(in thousands)
2004	$105,944
2003	$102,772
2002	$94,910

The Company as Lessee

     The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases in Boston and New York City, the majority of which expire between the years 2035 and 2100, excluding optional renewal periods.

     Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2004 are as follows.

Years Ending January 31,
(in thousands)
2005	$18,665
2006	17,414
2007	16,848
2008	16,827
2009	16,965
Later years	955,538

$1,042,257

     The following table summarizes rent expense paid.

Years Ending January 31,
(in thousands)
2004	$20,725
2003	$20,748
2002	$14,619

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

M. Commitments and Contingencies

     The Company has adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). The Company believes the risk of payment under these guarantees as described below is remote and, to date, no payments have been made under these guarantees.

     As of January 31, 2004, the Company has guaranteed loans totaling $3,200,000, relating to a $1,800,000 bank loan for the Sterling Glen of Ryebrook (formerly Stone Gate at Bellefair) supported-living Residential Group project in Ryebrook, New York and the Company’s $1,400,000 share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in the Company’s Consolidated Financial Statements at January 31, 2004, pursuant to the provisions of FIN No. 45. The bank loan guaranty is expected to terminate in early 2004. The bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company also had outstanding letters of credit of $37,423,000 as of January 31, 2004. The maximum potential amount of future payments on the guaranteed loans and letters of credit the Company could be required to make is the total amounts noted above.

     The Company, as a general partner for certain limited partnerships, guaranteed the funding of operating deficits of newly-opened apartment projects for an average of five years. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in the Company’s Consolidated Financial Statements at January 31, 2004, pursuant to the provisions of FIN No. 45. At January 31, 2004, the maximum potential amount of future payments on these operating deficit guarantees the Company could be required to make is approximately $18,000,000. The Company would seek to recover any amounts paid through refinancing or sales proceeds of the apartment project. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive, or the loss of allocated tax credits and tax losses. At January 31, 2004 the maximum potential payment under these tax indemnity guarantees was approximately $64,000,000. The Company believes that all necessary requirements for qualifications for such tax credits have been and will be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company has obtained legal opinions from major law firms supporting the validity of the tax credits. The Company does not expect to make any payments under these guarantees.

     The Company’s mortgage loans are all non-recourse, however in some cases lenders carve-out certain items from the non-recourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2004 the outstanding balance of the partners’ share of these loans was approximately $605,000,000. The Company believes the risk of payment on the carve-out guarantees is mitigated in most cases by the fact the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and insurance coverage for items such as fraud.

     The Company guaranteed the principal and interest on $19,000,000 of municipal bonds issued in May 2003 by an unrelated third party in connection with the Company’s investment in the redevelopment of Stapleton, a former airport in Denver, Colorado. The Company has a 90% ownership interest in Stapleton which is fully consolidated in the Company’s financial statements. The bonds bear interest at 7.875%, require semi-annual interest payments and mature on December 1, 2032. The Company will assess its obligation under this guarantee pursuant to the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. In addition, the Company plans to provide a similar guarantee relating to an additional $10,000,000 in municipal bonds expected to be drawn in the next eighteen months depending upon the status of the development at Stapleton. The Company has assessed this obligation pursuant to the provisions of FIN No. 45 and has determined the value of the guarantee to be approximately $500,000. This amount has been recorded in the Consolidated Balance Sheet at January 31, 2004.

     The Company customarily guarantees lien-free completion of projects under construction. Upon completion, the guarantees are released. At January 31, 2004, the Company has guaranteed completion of construction of development projects with a total cost of $1,902,000,000 which are approximately 62% complete in the aggregate. The projects have total loan commitments of $1,658,000,000, of which approximately $594,000,000 was outstanding at January 31, 2004. The Company’s subsidiaries have been successful in consistently delivering lien-free completion of construction projects, without calling the Company’s guarantees of completion.

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

N. Stock-Based Compensation

     Class A fixed options in the form of either incentive stock options or non-qualified stock options may be awarded under the 1994 Stock Option Plan (“Plan”) to key employees and non-employee members of the Company’s Board of Directors. The maximum number of options that may be awarded under the Plan was increased by 2,500,000 to 5,875,000 by shareholder approval in June 2003. The maximum award to a person during any calendar year is 112,500 and the maximum term of an option is 10 years. The exercise price of all options must equal the fair market value of the stock on the date of grant, except, if incentive stock options are granted to someone who owns more than 10% of the total combined voting power of all classes of stock of the Company, then the exercise price will be 110% of the fair market value of the stock on the date of grant and the term of the option will be five years. The Plan is administered by the Compensation Committee of the Board of Directors. The Company granted 677,300 options in 2003 and 625,795 options in 2001. All options granted under the Plan to date have been for a term of 10 years and vest over four years.

     The information required by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” relating to the pro forma effect on net earnings and earnings per share had the fair value based method under SFAS No. 123 been used for stock options is located in Note A — Summary of Significant Accounting Policies, Stock-Based Compensation.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants in 2003 and 2001, respectively: dividend yield of .7% in both years; expected volatility of 31.9%, and 34.2%; risk-free interest rate of 3.7% and 4.9%; expected life of 8.7 years in both years; and turnover of 2.6% and 3.7%. A summary of stock option activity is presented below.

	Years Ended January 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	1,659,008	$20.30	1,859,251	$19.87	1,593,587	$14.94
Granted	677,300	$31.25	—	$—	625,795	$28.53
Exercised	(218,329)	$16.65	(192,143)	$16.38	(354,731)	$12.90
Forfeited	(31,724)	$29.58	(8,100)	$14.92	(5,400)	$28.53

Outstanding at end of year	2,086,255	$24.09	1,659,008	$20.30	1,859,251	$19.87

Options exercisable at end of year	967,582	$17.11	761,799	$15.47	568,621	$14.22
Number of shares available for granting of options at end of year	2,962,230		3,607,806 *		3,599,706 *
Weighted average fair value of options granted during the year	$13.13		$—		$13.40

*	Restated for increase in Plan maximum of 2,500,000 shares by shareholder approval in June 2003.

            Note N Continued on page 70

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

N. Stock-Based Compensation (continued)

     The following table summarizes information about fixed stock options outstanding at January 31, 2004.

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	January 31, 2004	Contractual Life	Exercise Prices	January 31, 2004	Exercise Prices
$ 8.18-12.27	174,850	2.6 years	$9.58	174,850	$9.58
$12.27-16.36	333,410	5.2 years	$14.92	333,410	$14.92
$16.36-20.45	328,080	4.2 years	$18.96	328,080	$18.96
$20.45-24.54	15,000	6.6 years	$23.38	11,250	$23.38
$24.54-28.63	571,115	7.1 years	$28.53	119,992	$28.53
$28.63-32.72	645,700	9.1 years	$31.00	—	$—
$36.81-40.90	18,100	9.5 years	$40.39	—	$—

	2,086,255			967,582

     The Compensation Committee granted 112,500 shares of restricted Class A common stock to key employees in both 2003 and 2001. The restricted shares were awarded out of treasury stock, having a cost basis of $1,012,500 and $1,009,000 in 2003 and 2001, respectively, with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. In accordance with APBO No. 25, the market value on the date of grant of $3,487,500 and $3,191,000 in 2003 and 2001, respectively, was recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation of these and prior restricted stock awards is reported as an offset of Additional Paid-In Capital in the accompanying consolidated financial statements. The unamortized unearned compensation relating to all restricted stock amounted to $4,919,000, $2,627,000 and $3,541,000 at January 31, 2004, 2003 and 2002, respectively.

O. Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings from continuing operations.”

		Weighted
	Earnings from	Average
	Continuing	Common
	Operations	Shares	Per
	(Numerator)	Outstanding	Common
Years Ended January 31,	(in thousands)	(Denominator)	Share
2004
Basic earnings per share	$38,972	49,875,430	$.79
Effect of dilutive securities -stock options	—	696,743	(.02)

Diluted earnings per share	$38,972	50,572,173	$.77

2003
Basic earnings per share	$43,966	49,609,046	$.89
Effect of dilutive securities -stock options	—	569,469	(.01)

Diluted earnings per share	$43,966	50,178,515	$.88

2002
Basic earnings per share	$104,231	46,740,561	$2.23
Effect of dilutive securities -stock options	—	646,331	(.03)

Diluted earnings per share	$104,231	47,386,892	$2.20

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — continued

P. Discontinued Operations

The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective February 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of business. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction, and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances. Three properties are classified as discontinued operations in the Statement of Earnings for the year ended January 31, 2004. Five properties classified as discontinued operations were reclassified as such in the Statement of Earnings for the year ended January 31, 2003. Due to the immateriality of the operating results for the year ended January 31, 2002, no reclassification was made in the Statement of Earnings for that year.

Included in discontinued operations for the year ended January 31, 2004 are three properties: Trowbridge, Vineyards and Laurels. Trowbridge, located in Southfield, Michigan, has 305 supported living units, and its deed was accepted by its lender in lieu of foreclosure in April 2003. Vineyards, a 336-unit apartment complex in Broadview Heights, Ohio and Laurels, a 520-unit apartment complex in Justice, Illinois, were both sold during the third quarter ended October 31, 2003. Trowbridge, Vineyards and Laurels were previously included in the Residential Group.

Included in discontinued operations for the year ended January 31, 2003 are five properties: Bay Street, Courtland Center, Trowbridge, Vineyards and Laurels. Bay Street, a 16,000 square-foot retail center located in Staten Island, New York, was sold in the fourth quarter ended January 31, 2003. Courtland Center, a 458,000 square-foot retail center located in Flint, Michigan, was also sold during the fourth quarter ended January 31, 2003. Bay Street and Courtland Center were both previously included in the Commercial Group.

     Operating results relating to assets sold are as follows.

	Years Ended January 31,
	2004	2003(2)	2002(1)
	(in thousands)
Revenues	$6,049	$18,817	$12,998

Expenses
Operating expenses	4,535	12,101	6,994
Interest expense	1,033	2,922	3,505
Loss on early extinguishment of debt	190	—	—
Depreciation and amortization	781	3,752	1,753

	6,539	18,775	12,252

Gain on disposition of operating properties	6,769	6,969	—

Earnings before income taxes	6,279	7,011	746

Income tax expense
Current	2,087	1,280	245
Deferred	226	997	115

	2,313	2,277	360

Earnings before minority interest	3,966	4,734	386
Minority interest	(269)	131	38

Net earnings from discontinued operations	$3,697	$4,865	$424

(1)	Amounts at January 31, 2002 have not been restated as discontinued operations on the Consolidated Statement of Earnings and have been included here for informational purposes only.
(2)	The Company has elected to restate the amounts at January 31, 2003 for the disposition of Vineyards and Laurels on the Consolidated Statement of Earnings.

Q. (Loss) Gain on Disposition of Operating Properties and Other Investments, Provision for Decline in Real Estate
and Early Extinguishment of Debt

(Loss) Gain on Disposition of Operating Properties - The following table summarizes the (loss) gain on disposition of operating properties and other investments by year.

		Years Ended January 31,
		2004	2003	2002
		(in thousands)
Continuing Operations
Available-for-sale equity securities		$(171)	$(295)	$(5,586)
Tucson Mall*	Tucson, AZ	—	—	86,096
Palm Villas	Henderson, NV	—	—	7,259
Bowling Green Mall*	Bowling Green, KY	—	—	1,892
Peppertree	College Station, TX	—	—	1,682
Whitehall Terrace*	Kent, OH	—	—	1,105
The Oaks	Bryan, TX	—	—	(1,010)
Other		—	—	(329)

		(171)	(295)	91,109

Discontinued Operations
Laurels*	Justice, IL	4,249	—	—
Vineyards*	Broadview Hts., OH	2,109	—	—
Trowbridge	Southfield, MI	538	—	—
Courtland Center	Flint, MI	—	7,087	—
Bay Street	Staten Island, NY	—	125	—
Other		(127)	(243)	—

		6,769	6,969	—

Total		$6,598	$6,674	$91,109

*Sold in a tax-deferred exchange. The proceeds were reinvested through an intermediary in the acquisition of a replacement property through an intermediary.

Provision for Decline in Real Estate - During the years ended January 31, 2004, 2003 and 2002 the Company recorded a Provision for Decline in Real Estate totaling $3,238,000, $8,221,000 and $8,783,000, respectively. The provision represents the adjustment to fair market value of land held by the Residential and Commercial Groups, and a write-down to estimated fair value, less cost to sell, of Hunting Park, a retail center in Philadelphia.

Early Extinguishment of Debt - On February 1, 2002 the Company adopted the provisions of SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145), which requires gains or losses from early extinguishment of debt to be classified in operating income or loss. The Company previously recorded gains or losses from early extinguishment of debt as extraordinary items, net of tax, in its Statement of Earnings. For the year ended January 31, 2004, the Company has recorded $190,000 relating to the disposition of Laurels and Vineyards as Loss on Early Extinguishment of Debt in Discontinued Operations. Laurels is a residential property located in Justice, Illinois, and Vineyards is a residential property located in Broadview Heights, Ohio. For the year ended January 31, 2004, the Company recorded $10,718,000 as Loss on Early Extinguishment of Debt. This amount is primarily the result of the payment in full of the Company’s $200,000,000, 8.5% senior notes due in 2008 at a premium of 104.25% for a loss on extinguishment of $8,500,000 for redemption premium and approximately $3,000,000 related to the write-off of unamortized debt issue costs. These changes were offset, in part, by net gains on early extinguishment of debt of approximately $800,000 on several residential properties.

     For the year ended January 31, 2003, the Company reclassified $1,653,000 of early extinguishment of debt from Extraordinary Loss to Loss on Early Extinguishment of Debt to conform to the new guidance. These losses represented the impact of early extinguishment of nonrecourse debt in order to secure more favorable financing terms. The Company recorded extraordinary losses related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania, Autumn Ridge and Cambridge Towers, residential properties located in Michigan, Regency Towers, a residential property located in Jackson, New Jersey, and Mount Vernon Square, a residential property located in Alexandria, Virginia.

     For the year ended January 31, 2002, the Company recorded $386,000 of Loss on Early Extinguishment of Debt. The Company recorded a gain of $1,054,000 related to Enclave, a residential property located in San Jose, California, and a loss of $1,440,000 related to Mount Vernon Square, a residential property located in Alexandria, Virginia.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	Jan. 31,	Oct. 31,	July 31,	Apr. 30,
	2004	2003	2003	2003
	(in thousands, except per share data)
Revenues, as previously reported		$293,592	$252,092	$243,901
Equity in earnings of unconsolidated real estate entities(1)		(11,433)	(11,827)	(9,843)
Discontinued operations(4)		—	(1,778)	(1,759)

Revenues	$268,643	$282,159	$238,487	$232,299
Earnings before income taxes, as previously reported		$42,180	$17,067	$26,927
Discontinued operations(4)		11	5	34

Earnings before income taxes	$(9,172)	$42,191	$17,072	$26,961
Net earnings	$(4,698)	$25,972	$6,603	$14,792
Basic net earnings per common share(2)	$(0.09)	$0.52	$0.13	$0.30
Diluted net earnings per common share(2)	$(0.09)	$0.51	$0.13	$0.29
Quarterly dividends declared per common share(3)
Class A and Class B	$0.09	$0.09	$0.09	$0.06
Market price range of common stock
Class A
High	$52.50	$44.60	$41.00	$36.78
Low	$44.31	$39.82	$36.50	$30.84
Class B
High	$51.85	$44.50	$42.40	$36.70
Low	$44.80	$40.65	$36.60	$31.25

	Quarter Ended
	Jan. 31,	Oct. 31,	July 31,	Apr. 30,
	2003	2002	2002	2002
	(in thousands, except per share data)
Revenues, as previously reported	$248,694	$228,728	$236,968	$211,371
Equity in earnings of unconsolidated real estate entities(1)	(7,191)	(10,735)	(10,564)	(10,194)
Discontinued operations(4)	(1,804)	—	(1,783)	(1,753)

Revenues	$239,699	$217,993	$224,621	$199,424
Earnings before income taxes, as previously reported	$28,927	$16,389	$21,823	$15,542
Discontinued operations(4)	22	—	(73)	(72)

Earnings before income taxes	$28,949	$16,389	$21,750	$15,470
Net earnings	$17,071	$8,941	$12,683	$10,136
Basic earnings per common share(2)	$0.34	$0.18	$0.26	$0.20
Diluted earnings per common share(2)	$0.34	$0.18	$0.25	$0.20
Quarterly dividends declared per common share(3) Class A and Class B	$0.06	$0.06	$0.06	$0.05
Market price range of common stock Class A
High	$34.10	$35.60	$40.18	$40.27
Low	$29.00	$30.32	$30.98	$37.37
Class B
High	$34.25	$36.60	$40.00	$40.30
Low	$30.75	$30.87	$32.75	$37.11

     Both classes of common stock are traded on the New York Stock Exchange under the symbols FCEA and FCEB. As of March 1, 2004, the number of registered holders of Class A and Class B common stock were 772 and 512, respectively.

(1)	Effective January 31, 2004, Equity in Earnings of Unconsolidated Real Estate Entities, which was formerly included in Revenues, is now presented separately on the Company’s Consolidated Statement of Earnings on a separate line item below total expenses. Quarterly data for the periods ended April 30, July 31, and October 31, 2002 and the year ended January 31, 2003 is shown as previously reported and reconciled to the Company’s year end presentation.

(2)	The sum of quarterly earnings per share may not equal annual earnings per share due to the weighting of stock and option activity during the year.

(3)	Future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. Retained earnings of $5,040 was available for payment of dividends as of January 31, 2004, under the restrictions contained in the revolving credit agreement with a group of banks. On March 5, 2004, the anniversary date of the long-term credit facility, this amount was restated to the $20,000 level.

(4)	The Company adopted the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This item is explained in Note P in the Notes to the Consolidated Financial Statements. Quarterly data for the periods ended April 30, July 31, and October 31, 2003 and year ended January 31, 2003 is shown as reported and reconciled to the Company’s year-end presentation. No adjustment is shown for the Quarter ended January 31, 2004.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. In January 2004 the Company filed a Form 10-Q/A to report a footnote disclosure in Item 8 related to a Type II subsequent event. Management has evaluated the impact of this disclosure on the financial statements and has concluded this item is not material.

As a result of work completed in preparation to implement Section 404 of the Sarbanes Oxley Act, the Company has taken steps to remediate gaps in its internal control environment to improve the overall effectiveness of its control environment. During the last quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)	Identification of Directors (including the Company’s assessment of Director independence) is contained in a definitive proxy statement which the registrant anticipates will be filed by April 15, 2004 and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the registrant are reported in Part I of this Form 10-K.

(c)	The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 is contained in a definitive proxy statement which the registrant anticipates will be filed by April 15, 2004 and is incorporated herein by reference.

The Company’s assessment of “Financial Expert” is contained in a definitive proxy statement which the registrant anticipates will be filed by April 15, 2004 and is incorporated herein by reference.

The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net.

Item 11. Executive Compensation;

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and

Item 13. Certain Relationships and Related Transactions

     Information required under these sections is contained in a definitive proxy statement which the registrant anticipates will be filed by April 15, 2004 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required by this item is contained in a definitive proxy statement which the registrant anticipates will be filed by April 15, 2004 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)	List of Documents filed as part of this report.

1. Financial statements and supplementary data included in Part II, Item 8.

Report of Independent Auditors
Consolidated Balance Sheets – January 31, 2004 and 2003
Consolidated Statements of Earnings for the years ended January 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive Income for the years ended January 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended January 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

Individual financial statements of persons accounted for by the equity method have been omitted because such persons considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.

2. Financial statement schedules required by Part II, Item 8 are included in Part IV, Item 16 (d):

Page No.
Schedule II – Valuation and Qualifying Accounts for the years ended January 31, 2004, 2003 and 2002	80

Schedule III – Real Estate and Accumulated Depreciation at January 31, 2004 with reconciliations for the years ended January 31, 2004, 2003 and 2002	81-82

The report of the independent auditors with respect to the above listed financial statement schedules appears on page 44.

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3. Exhibits – see (c) below.

(b)	Reports on Form 8-K filed or furnished during the three months ended January 31, 2004:

(1) Furnished a Current Report on Form 8-K on December 12, 2003 under Item 12 to issue a press release announcing financial results for the three and nine months ended October 31, 2003;

(2) Furnished a Current Report on Form 8-K on January 23, 2004 under Item 9 to issue a press release to announce plans for Brooklyn Atlantic Yards, a mixed-use development in Brooklyn, NY; and

(3) Furnished Amendment No. 1 to Current Report on Form 8-K (Form 8-K/A) on January 28, 2004 to amend Form 8-K dated as of September 12, 2003 to clarify that the information previously provided under Item 5 should have been furnished under Item 9.

     (c)  Exhibits.

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No.1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K f or the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.16	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.17	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

Exhibit
Number		Description of Document

+10.18	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

+10.19	-	1994 Stock Option Plan, as Amended, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 11, 2003. (File No. 1-4372).

+10.20	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.22	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.23	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.29	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.30	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.31	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.32	-	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.33	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.34	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.35	-	Form of Restricted Stock Agreement between Forest City Enterprises, Inc. and the grantee, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended January 31, 2003 (File No. 1-4372).

10.36	-	Credit Agreement, dated as of March 5, 2002, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 5, 2002 (File No. 1-4372).

10.37	-	Guaranty of Payment of Debt, dated as of March 5, 2002, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated March 5, 2002 (File No 1-4372).

10.38	-	First amendment to Credit Agreement, dated as of May 9, 2003, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 1-4372).

10.39	-	First amendment to Guaranty of Payment of Debt, dated as of May 9, 2003, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended April 30, 2003 (File No. 1-4372).

*10.40	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, which replaces the Credit Agreement dated as of March 5, 2002 as amended May 9, 2003 (Exhibit Numbers 10.36 and 10.38).

*10.41	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, which replaces the Guaranty of Payment of Debt dated as of March 5, 2002 as amended May 9, 2003 (Exhibit Numbers 10.37 and 10.39).

*21	-	Subsidiaries of the Registrant.

*23	-	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-22695, 333-41437, 333-84282 and 333-87378) and Forms S-8 (Registration No. 33-65054, 33-65058, 333-38912 and 333-61925).

*24	-	Powers of attorney.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c).

*	Filed herewith.

(d) Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and			End of
Description	of Period	Expenses	Deductions		Period

		(in thousands)
Allowance for doubtful accounts

January 31, 2004	$10,383	$2,627	$801	(a)	$12,209

January 31, 2003	$10,726	$2,819	$3,162	(a)	$10,383

January 31, 2002	$6,999	$8,086	$4,359	(a)	$10,726

Notes receivable reserve

January 31, 2004	$20,283	$6,740	$10,418	(c)	$16,605

January 31, 2003	$22,780	$2,820	$5,317	(c)	$20,283

January 31, 2002	$45,150	$3,965	$26,335	(c)	$22,780

Reserve for project write-offs

January 31, 2004	$19,086	$17,722 (b)	$17,722		$19,086

January 31, 2003	$15,586	$7,920 (b)	$4,420		$19,086

January 31, 2002	$10,573	$35,166 (b)	$30,153		$15,586

Valuation reserve on other investments

January 31, 2004	$6,096	$656	$—		$6,752

January 31, 2003	$5,465	$631	$—		$6,096

January 31, 2002	$1,200	$4,265	$—		$5,465

(a)	Uncollectible accounts written off.

(b)	Additions charged to costs and expenses were recorded net of abandoned development projects written off of $17,722, $4,420 and $30,153 for the years ended January 31, 2004, 2003 and 2002, respectively.

(c)	Majority represents the reversal of reserves against notes receivable from various Federally Subsidized housing projects. See Note B in the Notes to Consolidated Financial Statements.

(d) Financial Statement Schedules (continued)

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries

		Initial cost		Cost capitalized		Gross amount at which carried						Range of lives (in years)
	Amount of	to Company		subsequent		at close of January 31, 2004			Accumulated			on which depreciation
	Encumbrance		Buildings	to acquisition			Buildings		depreciation			in latest income
	At January 31,		and		Carrying		and	Total	at January 31,	Date of	Date	statement is computed
Description of Property	2004	Land	Improvements	Improvements	costs	Land	Improvements	(A)(B)	2004 (C)	construction	acquired	Bldg	Improvements
(in thousands)
Apartments:
Miscellaneous investments	$853,527	$103,408	$888,043	$88,104	$42,426	$110,914	$1,011,067	$1,121,981	$119,455	Various	—	Various	Various
Shopping Centers:
Miscellaneous investments	1,009,342	99,039	949,187	247,272	81,627	128,792	1,248,333	1,377,125	193,977	Various	—	Various	Various
Office Buildings:
Miscellaneous investments	1,440,366	36,469	1,619,648	227,446	112,906	93,611	1,902,858	1,996,469	397,554	Various	—	Various	Various
Leasehold improvements and other equipment:
Miscellaneous investments	—	—	28,173	—	—	—	28,173	28,173	19,719	—	Various	Various	Various
Under Construction:
Miscellaneous investments	317,927	90,329	454,060	—	—	90,329	454,060	544,389	—
Developed Land:
Miscellaneous investments	13,015	33,450	—	—	—	33,450	—	33,450	—

Total	$3,634,177	$362,695	$3,939,111	$562,822	$236,959	$457,096	$4,644,491	$5,101,587	$730,705

(A) The aggregate cost at January 31, 2004 for federal income tax purposes was $4,462,623. For (B) and (C) refer to the following page.

(d) Financial Statement Schedules (continued)

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

	Years Ended January 31,
	2004	2003	2002
	(in thousands)
(B) Reconciliations of total real estate carrying value are as follows:

Balance at beginning of period	$4,474,137	$3,944,153	$3,590,219

Additions during period -
Improvements	332,119	412,990	383,993
Other acquisitions	382,472	156,157	75,773

	714,591	569,147	459,766

Deductions during period -
Cost of real estate sold or retired	(87,141)	(39,163)	(105,832)

Balance at end of period	$5,101,587	$4,474,137	$3,944,153

(C) Reconciliations of accumulated depreciation are as follows:

Balance at beginning of period	$615,563	$537,325	$496,050

Additions during period -
Charged to profit or loss	104,455	94,423	79,455

Net other additions (deductions) during period - Acquisitions, retirements and sales	10,687	(16,185)	(38,180)

Balance at end of period	$730,705	$615,563	$537,325

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

DATE:	March 31, 2004	BY:	/s/ Charles A. Ratner (Charles A. Ratner, President and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Albert B. Ratner)	Co-Chairman of the Board and Director	March 31, 2004

* (Samuel H. Miller)	Co-Chairman of the Board, Treasurer and Director	March 31, 2004

/s/ Charles A. Ratner (Charles A. Ratner)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2004

/s/ Thomas G. Smith (Thomas G. Smith)	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 31, 2004

/s/ Linda M. Kane (Linda M. Kane)	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 31, 2004

* (James A. Ratner)	Executive Vice President and Director	March 31, 2004

* (Ronald A. Ratner)	Executive Vice President and Director	March 31, 2004

* (Brian J. Ratner)	Executive Vice President and Director	March 31, 2004

* (Deborah Ratner Salzberg)	Director	March 31, 2004

Signature	Title	Date

* (Michael P. Esposito, Jr.)	Director	March 31, 2004

* (Scott S. Cowen)	Director	March 31, 2004

* (Jerry V. Jarrett)	Director	March 31, 2004

* (Joan K. Shafran)	Director	March 31, 2004

* (Louis Stokes)	Director	March 31, 2004

* (Stan Ross)	Director	March 31, 2004

The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material by April 15, 2004.

*  The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ Charles A. Ratner (Charles A. Ratner, Attorney-in-Fact)	March 31, 2004

EXHIBITS FILED HEREWITH

Exhibit
Number

10.40	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, which replaces the Credit Agreement dated as of March 5, 2002 as amended May 9, 2003 (Exhibit Numbers 10.36 and 10.38).

10.41	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, which replaces the Guaranty of Payment of Debt dated as of March 5, 2002 as amended May 9, 2003 (Exhibit Numbers 10.37 and 10.39).

21	-	Subsidiaries of the Registrant.

23	-	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-22695, 333-41437, 333-84282 and 333-87378) and Forms S-8 (Registration No. 33-65054, 33-65058, 333-38912 and 333-61925).

24	-	Powers of attorney.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.