Form 10-Q
period 2004-04-30
FOREST CITY ENTERPRISES INC
filed 2004-06-08
CIK 38067

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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
YES    X    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES    X    NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2004

Class A Common Stock, $.33 1/3 par value	36,410,782 shares

Class B Common Stock, $.33 1/3 par value	13,615,305 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

Forest City Enterprises, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30, 2004	January 31, 2004
	(Unaudited)
	(in thousands)
Assets
Real Estate
Completed rental properties	$5,323,901	$4,523,748
Projects under development	676,443	544,389
Land held for development or sale	48,711	33,450

Total Real Estate	6,049,055	5,101,587
Less accumulated depreciation	(812,323)	(730,705)

Real Estate, net	5,236,732	4,370,882
Cash and equivalents	67,715	107,491
Restricted cash	330,951	257,795
Notes and accounts receivable, net	455,048	422,765
Inventories	76,703	46,140
Investments in and advances to real estate affiliates	368,922	432,584
Other assets	307,384	257,415

Total Assets	$6,843,455	$5,895,072

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$4,356,196	$3,634,177
Notes payable	184,279	152,111
Long-term credit facility	—	56,250
Senior and subordinated debt	420,400	320,400
Accounts payable and accrued expenses	746,318	639,824
Deferred income taxes	298,342	294,925

Total Liabilities	6,005,535	5,097,687

Minority interest	81,118	48,474

Commitments and contingencies
Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock — without par value 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A: 96,000,000 shares authorized; 36,610,301 and 36,509,836 shares issued, 36,410,560 and 36,270,496 outstanding, respectively	12,203	12,170
Class B: convertible, 36,000,000 shares authorized; 13,615,527 and 13,715,992 shares issued and outstanding, respectively	4,539	4,572

	16,742	16,742
Additional paid-in capital	236,659	235,398
Retained earnings	499,242	496,537

	752,643	748,677
Less treasury stock, at cost: 199,741 and 239,340 Class A shares, respectively	(1,462)	(1,752)
Accumulated other comprehensive income	5,621	1,986

Total Shareholders’ Equity	756,802	748,911

Total Liabilities and Shareholders’ Equity	$6,843,455	$5,895,072

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended April 30,
	2004	2003
	(in thousands, except per share data)
Revenues
Rental properties	$248,444	$210,861
Lumber trading	40,137	19,901

	288,581	230,762

Expenses
Operating expenses	174,326	140,654
Interest expense	59,942	43,815
Depreciation and amortization	40,947	29,350

	275,215	213,819

Equity in earnings of unconsolidated real estate entities	6,244	9,843

Gain on disposition of other investments	—	22

Earnings before income taxes	19,610	26,808

Income tax expense
Current	1,922	2,884
Deferred	3,577	6,645

	5,499	9,529

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	14,111	17,279
Minority interest	(7,328)	(2,540)

Earnings from continuing operations	6,783	14,739
Discontinued operations, net of tax and minority interest
Loss from operations	(106)	—
Gain on disposition of operating properties	11,787	53

	11,681	53

Cumulative effect of change in accounting principle, net of tax (Note A)	(11,261)	—

Net earnings	$7,203	$14,792

Basic earnings per common share
Earnings from continuing operations	$0.14	$0.30
Earnings from discontinued operations, net of tax and minority interest	0.23	—
Cumulative effect of change in accounting principle, net of tax	(0.23)	—

Net earnings	$0.14	$0.30

Diluted earnings per common share
Earnings from continuing operations	$0.13	$0.29
Earnings from discontinued operations, net of tax and minority interest	0.23	—
Cumulative effect of change in accounting principle, net of tax	(0.22)	—

Net earnings	$0.14	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
	2004	2003 (restated)
	(in thousands)
Net earnings	$7,203	$14,792
Other comprehensive income, net of tax:
Unrealized gains on investments in securities:
Unrealized gains on securities, net of minority interest	770	3,695
Unrealized derivative gains/(losses):
Change in unrealized gains/(losses) on interest rate contracts, net of minority interest	2,865	(1,183)

Other comprehensive income, net of tax	3,635	2,512

Comprehensive income	$10,838	$17,304

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
	(in thousands)
Three Months Ended April 30, 2004
Balances at January 31, 2004	36,510	$12,170	13,716	$4,572	$235,398	$496,537	239	$(1,752)	$1,986	$748,911
Net earnings						7,203				7,203
Other comprehensive income, net of tax									3,635	3,635
Dividends $.09 per share						(4,498)				(4,498)
Conversion of Class B to Class A shares	100	33	(100)	(33)						—
Exercise of stock options					448		(39)	290		738
Income tax benefit from stock option exercises					505					505
Amortization of unearned compensation					308					308

Balances at April 30, 2004	36,610	$12,203	13,616	$4,539	$236,659	$499,242	200	$(1,462)	$5,621	$756,802

Three Months Ended April 30, 2003
Balances at January 31, 2003	35,678	$11,892	14,548	$4,850	$232,029	$470,348	570	$(4,425)	$(332)	$714,362
Net earnings						14,792				14,792
Other comprehensive income, net of tax (restated)									2,512	2,512
Dividends $.06 per share						(2,979)				(2,979)
Conversion of Class B to Class A shares	481	161	(481)	(161)						—
Exercise of stock options					480		(62)	494		974
Restricted stock issued					(1,013)		(113)	1,013		—
Amortization of unearned compensation					236					236

Balances at April 30, 2003	36,159	$12,053	14,067	$4,689	$231,732	$482,161	395	$(2,918)	$2,180	$729,897

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2004	2003
	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$225,155	$220,901
Cash distributions from unconsolidated entities	7,610	4,240
Proceeds from land sales	27,387	11,076
Land development expenditures	(23,824)	(12,075)
Operating expenditures	(174,869)	(158,726)
Interest paid	(43,221)	(48,630)

Net cash provided by operating activities	18,238	16,786

Cash Flows from Investing Activities
Capital expenditures	(207,433)	(106,592)
Proceeds from disposition of operating properties and other investments	26,521	54
Change in investments in and advances to real estate affiliates	(11,715)	7,722

Net cash used in investing activities	(192,627)	(98,816)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	100,000	—
Payment of senior notes issuance costs	(3,620)	—
Increase in borrowings under the long-term credit facility	—	19,000
Increase in nonrecourse mortgage debt	222,149	89,259
Payments on long-term credit facility	(56,250)	(6,250)
Principal payments on nonrecourse mortgage debt	(95,698)	(54,726)
Increase in notes payable	36,033	4,828
Payments on notes payable	(20,953)	(9,131)
Change in restricted cash and book overdrafts	(45,229)	(3,272)
Payment of deferred financing costs	(4,211)	(1,418)
Exercise of stock options	738	974
Dividends paid to shareholders	(4,500)	(2,980)
Increase (decrease) in minority interest	6,154	(2,982)

Net cash provided by financing activities	134,613	33,302

Net decrease in cash and equivalents	(39,776)	(48,728)
Cash and equivalents at beginning of period	107,491	122,356

Cash and equivalents at end of period	$67,715	$73,628

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended April 30,
	2004	2003
	(in thousands)
Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$7,203	$14,792
Minority interest	7,328	2,540
Depreciation	33,541	24,585
Amortization	7,406	4,765
Equity in earnings of unconsolidated entities	(6,244)	(9,843)
Cash distributions from unconsolidated entities	7,610	4,240
Deferred income taxes	4,066	5,110
Gain on disposition of other investments	—	(22)
Discontinued operations:
Loss on early extinguishment of debt	238	—
Depreciation	105	452
Amortization	2	121
Gain on disposition of operating properties	(19,499)	(411)
Minority interest	—	218
Cumulative effect of change in accounting principle	18,628	—
(Increase) decrease in land included in projects under development	(1,283)	13,887
Increase in land held for development or sale	(2,727)	(2,073)
(Increase) decrease in notes and accounts receivable	(72,260)	9,249
(Increase) decrease in inventories	(30,563)	927
(Increase) decrease in other assets	(1,168)	144
Increase (decrease) in accounts payable and accrued expenses	65,855	(51,895)

Net cash provided by operating activities	$18,238	$16,786

Supplemental Non-Cash Disclosures:

The schedule below represents the effect of the following non-cash transactions for the three months ended April 30:

2004	•	Change in consolidation methods due to FIN 46 No. (R).
Change to full consolidation method of accounting from equity method due to acquisition of partners’ interests in four properties: Lenox Park, Lenox Club and Pavilion in the Residential Group and Tangerine in the Land Development Group.
Modification of certain provisions of the Company’s arrangement with its partner in the New York operations for certain property partnerships.
2003	•	Increase in interest in Station Square Freight House, a specialty retail center. Disposition of interest in Trowbridge, a supported-living community.

Operating Activities
Notes and accounts receivable	$39,977	$(106)
Increase in land held for development or sale	(12,534)	—
Other assets	(67,307)	(1,705)
Increase in deferred taxes	(3,038)	—
Accounts payable and accrued expenses	42,211	4,111

Total effect on operating activities	$(691)	$2,300

Investing Activities
Reduction in investments in and advances to real estate affiliates	$55,383	$—
(Increase) decrease of total real estate	(680,425)	11,014

Total effect on investing activities	$(625,042)	$11,014

Financing Activities
Decrease in notes and loans payable	$17,088	$—
Increase (decrease) in nonrecourse mortgage debt	595,331	(13,314)
Increase in restricted cash	(5,661)	—
Decrease in minority interest	18,975	—

Total effect of financing activities	$625,733	$(13,314)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies

Basis of Presentation

The interim financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2004. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

New Accounting Standards — FIN No. 46 (R)
 In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” was issued. In December 2003, the FASB published a revision of the interpretation (FIN No. 46 (R)) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in a VIE consolidates the entity if the company’s interest is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 (R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

The Company implemented FIN No. 46 (R) on February 1, 2004. Previously, the Company adopted the consolidation requirements for VIEs created after January 31, 2003 and the disclosure provisions of the interpretation that were effective upon issuance. As a result, the Company determined that it is the primary beneficiary of 25 previously unconsolidated VIEs representing 14 properties (19 VIEs representing eight properties in Residential Group, five VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). Of these 25 VIEs, 14 VIEs representing 13 properties (nine VIEs representing eight properties in Residential Group, four VIEs/properties in Commercial Group and one VIE/property in Land Development Group) that were previously accounted for using the equity method of accounting have been fully consolidated. The remaining 11 VIEs representing one property (ten VIEs in Residential Group and one VIE/property in Commercial Group) that were previously accounted for using the cost method of accounting have also been fully consolidated. In addition, five residential properties have been deconsolidated.

The initial consolidation of these previously unconsolidated entities, net of the five deconsolidated properties, on February 1, 2004 resulted in an approximate increase in the following consolidated balances:

(in thousands)
Total Assets	$555,000
Nonrecourse Mortgage Debt	$520,000
Total Liabilities (including nonrecourse mortgage debt)	$540,000
Minority Interest	$15,000

The Company recorded a charge of $11,261,000 (pre-tax $18,628,000) for the cumulative effect of change in accounting principle, net of tax, in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

The Company also determined that it holds variable interests in 39 other VIEs representing 39 properties (38 in Residential Group and one in Land Development Group) for which it is not the primary beneficiary. Of the 38 Residential entities, five that were previously consolidated have been subsequently deconsolidated in accordance with the provisions of FIN No. 46 (R). The Company is involved with these VIEs as an equity holder, lender, management agent, or through other contractual relationships. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $25,000,000 at April 30, 2004, which is recorded as investments in and advances to real estate affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R).

These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living apartments and land development.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, provisions for decline in real estate and expected losses on VIEs. Actual results could differ.

Accounting for Derivative Instruments and Hedging Activities

During the three months ended April 30, 2004 and 2003, the Company recorded approximately $379,000 and $106,000, respectively, as interest expense in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under Statement of Financial Accounting Standards(“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was not material. As of April 30, 2004, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated other comprehensive income into earnings as interest expense associated with the effectiveness of cash flow hedges in accordance with SFAS No. 133 of approximately $2,000,000, net of tax.

At April 30 and January 31, 2004, LIBOR interest rate caps are reported at their fair value of approximately $3,072,000 and $2,528,000, respectively, in the Consolidated Balance Sheets as other assets. The fair value of interest rate swap and floor agreements at April 30 and January 31, 2004 is a liability of $5,857,000 and $9,542,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. All options granted under the 1994 Stock Option Plan (the “Plan”) had an exercise price equal to the market value of the underlying common stock on the grant date, therefore, no stock-based employee compensation costs have been reflected in net earnings for stock options. Stock-based compensation costs, net of tax, relating to restricted stock awards were charged to net earnings in the amount of $186,000 and $143,000 during the three months ended April 30, 2004 and 2003, respectively. While these amounts were computed under APB No. 25, they are equal to the fair value based amounts as computed under SFAS No. 123 “Accounting for Stock-Based Compensation.” The unearned compensation of restricted stock awards is reported as an offset of additional paid-in-capital of $4,610,000 and $5,878,000 at April 30, 2004 and 2003, respectively, in the accompanying consolidated financial statements. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options.

	Three Months Ended April 30,
	2004	2003
Net earnings (in thousands)
As reported	$7,203	$14,792
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax	(827)	(641)

Pro forma	$6,376	$14,151

Basic earnings per share
As reported	$.14	$.30
Pro forma	$.13	$.28
Diluted earnings per share
As reported	$.14	$.29
Pro forma	$.13	$.28

Restatement

In 2002, Stapleton Land, LLC (a 90% owned subsidiary of the Company) purchased $75,000,000 and $70,000,000 of bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were acquired by Lehman Brothers, Inc. (“Lehman”) and were subsequently transferred into a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District has a call option related to these bonds through August 2004.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

The Company believes the Bonds will be called by the District in August 2004, and upon removal of the Bonds from the Trust, Stapleton Land, LLC is entitled to the difference between the interest rate earned by the Trust from the Bonds and the interest paid to the certificate holders (net retained interest.) In the event these Bonds are not redeemed or repurchased by the District, the Company has the obligation to repurchase the Bonds from the Trust. If this were to occur, the Company would enter into a new and similar trust agreement, whereby all or a portion of the “net retained interest” may be held as collateral until the development at Stapleton Land, LLC produces sufficient tax revenue to fully support the Bond issuance. Therefore the Company’s ability to recognize revenue from the arbitrage income may be deferred until all the Bonds are called by the District. In accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125,” no gain or loss was recognized on the sale to Lehman as the value of the Bonds sold and the retained interest approximated the cost to Stapleton Land, LLC. At April 30 and January 31, 2004, the total principal outstanding in the securitization structure described above was $145,000,000 which has not been recognized in our financial statements in accordance with the provisions of SFAS No. 140.

At the time of the transfer, the Company applied certain key assumptions to determine fair value, as follows:
•	Estimated weighted average life in years, which was approximately two years; and
•	Residual cash flows discount rate, which was 6.50%.

The Company has restated prior period financial statements for the three months ended April 30, 2003 resulting from changes in the application of SFAS No. 140, for the Company’s retained interest in the Trust. The restatement had no impact on net earnings or related per share amounts for the three months ended April 30, 2003. In the Company’s Consolidated Statement of Shareholders’ Equity for the three months ended April 30, 2003, the accumulated other comprehensive loss balance decreased and shareholders’ equity balance increased as of January 31, 2003 by $8,390,000. For the three months ended April 30, 2003, other comprehensive income increased $3,678,000 which resulted in a corresponding increase in other assets, accumulated other comprehensive income and shareholders’ equity. The following table summarizes the restated balances presented in the Consolidated Statement of Shareholders’ Equity:

	Accumulated Other	Total
	Comprehensive Income (Loss)	Shareholders' Equity
	(in thousands)
April 30, 2003:
As originally reported	$(9,888)	$717,829
As restated	$2,180	$729,897

The Company measures its retained interest in the Trust at its estimated fair value based on the present value of the expected future cash flows, which are determined based on the expected future cash flows from the underlying Bonds and from expected changes in the rates paid to the certificate holders discounted at market yield, which considers the related risk. The difference between the amortized cost of the retained interest (approximately zero) and the fair value is recorded, net of the related tax and minority interest effects, in shareholders’ equity as a change in accumulated other

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

comprehensive income. The amount recorded as a change in accumulated other comprehensive income for the three months ended April 30, 2004, was $1,017,000 (net of tax and minority interest).

The Company records the fair value of the retained interest in the Trust in other assets as an available-for-sale security in the Consolidated Balance Sheets. The following table summarizes the fair value of the retained interest:

	April 30, 2004	January 31, 2004	April 30, 2003
	(in thousands)
Fair value	$24,738	$22,870	$22,182
Fair value, net of tax and minority interest	$13,459	$12,442	$12,068

No cash flows were received from or paid to the Trust during the three months ended April 30, 2004 and 2003. The Company has no other material securitization agreements.

Mandatorily Redeemable Non-Controlling Interests
 The minority interests associated with certain of the Company’s consolidated joint ventures that have finite lives under the terms of the joint venture agreements represent mandatorily redeemable interests as defined in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Although no such obligations exist, if the Company were to dissolve the entities or sell the underlying real estate assets and satisfy any outstanding obligations, in all of its consolidated finite life entities as of April 30, 2004, the estimated aggregate settlement value of these noncontrolling interests would approximate book value primarily due to the Company’s preferred returns upon settlement. The Company’s assessment of the settlement value is based on the estimated liquidation values of the assets and liabilities and the resulting proceeds that the Company would distribute to its noncontrolling interests, as required under the terms of the respective agreements.

Reclassification
 Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. The Company adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, certain amounts presented have been reclassified for property disposals (See Note B).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B. Discontinued Operations and Gain on Disposition of Operating Properties

Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or are held for sale have been reclassified and reported as discontinued operations. The Company considers assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction, and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

For the three months ended April 30, 2004 and 2003, Woodlake, a 534-unit apartment community located in Silver Spring, Maryland was included in discontinued operations. Woodlake was sold in the first quarter of 2004. For the three months ended April 30, 2003, three additional properties, Trowbridge, Vineyards, and Laurels were included in discontinued operations. Trowbridge, with 305-units in Southfield, Michigan, had its deed accepted by the lender in lieu of foreclosure in April of 2003. Vineyards, a 336-unit apartment complex in Broadview Heights, Ohio and Laurels, a 520-unit apartment complex in Justice, Illinois, were both sold during the third quarter of 2003. Woodlake, Trowbridge, Vineyards and Laurels were previously included in the Residential Group. Operating results relating to assets sold are as follows.

	Three Months Ended April 30,
	2004	2003
	(in thousands)
Revenues	$434	$4,585

Expenses
Operating expenses	139	3,280
Interest expense	125	837
Loss on early extinguishment of debt	238	—
Depreciation and amortization	107	573

	609	4,690

Gain on disposition of operating properties:
Woodlake Apartments	19,499	—
Trowbridge Apartments	—	538
Other	—	(127)

	19,499	411

Earnings before income taxes	19,324	306

Income tax expense (benefit)
Current	(213)	1,570
Deferred	7,856	(1,535)

	7,643	35

Earnings before minority interest	11,681	271
Minority interest	—	(218)

Net earnings from discontinued operations	$11,681	$53

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Senior Notes

On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015, in a public offering under its shelf registration statement. Accrued interest is payable semi-annually on December 1 and June 1. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remainder of the proceeds were used for offering costs of $8,151,000, to repay $73,000,000 outstanding under the revolver portion of the long-term credit facility and for general working capital purposes. These senior notes are unsecured senior obligations of the Company and rank equally with all existing and future senior unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

These senior notes may be redeemed by the Company, at any time on or after June 1, 2008 at a redemption price beginning at 103.813% for the year beginning June 1, 2008 and decreasing to 100% in years thereafter. However, if the Company completes one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.

On February 10, 2004, the Company issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering under its shelf registration statement. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. A portion of the net proceeds from this offering was used to pay off the outstanding balance of $56,250,000 under the long-term credit facility (Note D). The senior notes are unsecured senior obligations of the Company and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest. These notes, combined with the $300,000,000 of 7.625% senior notes due June 1, 2015 issued on May 19, 2003, bring the Company’s senior notes balance to $400,000,000.

D. Long-Term Credit Facility

Effective March 22, 2004, the Company increased its long-term credit facility to $450,000,000. The credit facility now consists solely of a $450,000,000 revolving line of credit (with no term loan) that matures in March 2007. This revolving line of credit includes up to a combined amount of $50,000,000 in outstanding letters of credit or surety bonds ($39,614,074 in letters of credit and $-0- in surety bonds were outstanding at April 30, 2004).

The balance of the long-term credit facility was $-0- at April 30, 2004. The January 31, 2004 term loan balance of $56,250,000 was paid in full on February 10, 2004 using a portion of the net proceeds from the $100,000,000 senior note offering (Note C). The amended agreement has terms comparable to the previous credit facility.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

D. Long-Term Credit Facility (continued)

The long-term credit facility provides, among other things, for: 1) at the Company’s election, interest rates of 2.125% over LIBOR or 0.5% over the prime rate (the last $50,000,000 of borrowings under the revolving loans bears interest at 2.75% over LIBOR or 0.75% over the prime rate); 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases.

E. Mortgage Debt, Nonrecourse

Mortgage debt, which is collateralized by completed rental properties, projects under development and undeveloped land, is as follows:

	April 30, 2004			January 31, 2004
	Amount		Rate(1)	Amount	Rate(1)
	(dollars in thousands)
Fixed	$2,864,735		6.84%	$2,480,223	6.91%
Variable
Taxable(2)	881,453		4.27%	757,406	4.18%
Tax-Exempt	503,600		2.31%	320,890	1.95%
UDAG	106,408		1.51%	75,658	2.03%

	$4,356,196	(3)	5.66%	$3,634,177	5.80%

(1)	Reflects weighted average interest rates including both the base index and lender margin.

(2)	Taxable variable-rate debt of $881,453 as of April 30, 2004 is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2005.

(3)	The Company’s implementation of FIN No. 46 (R) as of February 1, 2004, resulted in the full consolidation of 25 VIEs representing 14 properties which were previously accounted for using the equity or cost method of accounting. The change in consolidation method for these properties as a result of FIN No. 46 (R) resulted in an increase in nonrecourse mortgage debt, net of the five properties that were deconsolidated, of approximately $520,000 on the Company’s consolidated balance sheet at April 30, 2004 (See Note A).

On April 30, 2004, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development is as follows:

Amount
(in thousands)
Variable
Taxable	$172,767
Tax-Exempt	137,840
Fixed	93,699

Total	$404,306

Commitment from lenders	$757,663

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Mortgage Debt, Nonrecourse (continued)

The Company has purchased LIBOR interest rate hedges for its nonrecourse mortgage debt portfolio as follows:

	Caps(3)		Swaps(1)
		Average		Average
	Amount	Rate	Amount	Rate
Period Covered	(dollars in thousands)
05/01/04-02/01/05(2)	$1,308,796	5.56%	$490,337	2.68%
02/01/05-02/01/06(3)	635,656	5.97%	441,193	3.38%
02/01/06-02/01/07	90,953	7.58%	493,240	3.51%
02/01/07-02/01/08	88,493	7.58%	142,876	4.09%
(1)	Swaps include long-term LIBOR contracts that have an initial average maturity greater than six months.

(2)	These LIBOR-based hedges as of May 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

(3)	Reflected in the numbers are $458,500 of LIBOR interest rate caps that the Company purchased at a weighted average strike rate of 4.52% in May 2004, with maturities through February 2006.

The Company is engaged in discussions with its current lenders, and is actively pursuing new lenders, to extend and/or refinance maturing mortgage debt. As of April 30, 2004, the composition of mortgage debt maturities (including scheduled amortization and balloon payments) along with refinancing commitments and extension options for the next five years is as follows:

Fiscal Year Ending	Total	Scheduled		Committed	Extension	Net
January 31,	Maturities	Amortization	Balloons	Refinancings	Options	Balloons
	(in thousands)
2005	$295,756	$78,670	$217,086	$41,622	$58,699	$116,765
2006	$365,180	$76,860	$288,320	$24,012	$78,337	$185,971
2007	$870,670	$65,391	$805,279	$—	$364,512	$440,767
2008	$247,210	$66,292	$180,918	$—	$—	$180,918
2009	$257,181	$65,420	$191,761	$—	$—	$191,761

F. Dividends

The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share
March 11, 2004	June 1, 2004	June 15, 2004	$.09
*June 8, 2004	September 1, 2004	September 15, 2004	$.10

On June 8, 2004, the Company’s Board of Directors declared an increased quarterly cash dividend of $.10 (annual rate of $0.40) per share for both Class A and Class B common stock, an 11% increase over the first quarter’s dividend rate.

* As this dividend was declared after April 30, 2004, it is not reflected in the consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

G. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for “earnings from continuing operations.”

		Weighted
	Earnings From	Average Common	Per
	Continuing Operations	Shares Outstanding	Common
	(Numerator)	(Denominator)	Share
	(in thousands)
Three Months Ended
April 30, 2004:
Basic EPS	$6,783	50,006,621	$0.14
Effect of dilutive securities — stock options	—	863,513	(0.01)

Diluted EPS	$6,783	50,870,134	$0.13

April 30, 2003:
Basic EPS	$14,739	49,732,717	$0.30
Effect of dilutive securities — stock options	—	515,661	(0.01)

Diluted EPS	$14,739	50,248,378	$0.29

H. Reduction of Reserves On Notes Receivable

The Company, through its Residential Group, is the 1% general partner in 18 federally subsidized housing projects owned by syndicated partnerships. Upon formation of these partnerships over 20 years ago, the Company received interest-bearing notes receivable as consideration for development and other fee services. At their inception, these notes were fully reserved as their collection was doubtful based on the limited cash flows generated by the properties pursuant to their government subsidized contracts. Likewise, a reserve for the related accrued interest is established each year.

During the quarter ended April 30, 2003, fourteen of these properties completed a series of events that led to the reduction of these reserves. The first event was the modification or expiration of the government contracts that now allow for market rate apartment rentals, which provided a significant increase in expected future cash flows. This, in turn, increased the appraised values of these properties and in some instances, resulted in a settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest. As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest is now probable. As such, for the three months ended April 30, 2003, a reduction of the reserve of $230,000 is included in revenue in the Consolidated Statements of Earnings. No reduction was recorded for the three months ended April 30, 2004 as a result of the implementation of FIN No. 46 (R) discussed below.

Millender Center - In addition to the notes receivable discussed above, the Company owns a 4% partnership interest in Millender Center (the “Project”), a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan, and loaned $14,775,000 to the 99% limited partners

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

H. Reduction of Reserves On Notes Receivable (continued)

in 1985. A full reserve against the note and accrued interest was recorded in 1995 when the Company determined that collection was doubtful due to the operating performance of the Project at that time.

In October 1998, the Project entered into a lease agreement with General Motors (“GM”) whereby the Project, except for the apartments, is leased to GM through 2010, when it is expected that GM will exercise a purchase option. This lease arrangement, coupled with the resurgence of downtown Detroit’s economy as a result of GM’s relocation of its corporate headquarters adjacent to the Project and the entry of the gaming industry, has significantly improved the operating performance of the Project. At the same time, the note was restructured to extend the term from December 31, 2000 to December 31, 2022. The Company believes that the current and anticipated improved performance of the Project supports its assessment that the note is now collectible. As a result, the Company reduced the reserves for the Millender Center by $5,633,000 for the three months ended April 30, 2003, which is included in revenue in the Consolidated Statements of Earnings. The reduction of this reserve was primarily the result of increased cash flow projections due to the extension of the Project’s tax advantaged bonds. No reduction was recorded for the three months ended April 30, 2004 as a result of the implementation of FIN No. 46 (R) discussed below.

FIN No. 46 (R) – The Company’s implementation of FIN No. 46 (R) as of February 1, 2004 (See Note A), resulted in the full consolidation of the 19 VIEs, which were previously accounted for using the equity or cost method of accounting. The balances of the federally subsidized housing projects notes and the Millender Center note were eliminated as a result of the new consolidation requirements. There was no cumulative effect adjustment as a result of the consolidation. Prior to the implementation of FIN No. 46 (R), the reported balance of the remaining properties’ notes for the federally subsidized housing projects at January 31, 2004, was $15,392,771, under the equity method of accounting, which includes a reserve for accrued interest and principal of $11,223,000. The reported balance of the note from Millender Center at January 31, 2004 was $20,385,000 under the equity method of accounting, which includes a reserve for accrued interest and the principal balance of $5,382,000.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

I. Investments in and Advances to Real Estate Affiliates

Included in Investments in and Advances to Real Estate Affiliates are unconsolidated investments in entities which the Company does not control and is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to other partners. Summarized financial information for the equity method investments is as follows:

	April 30,	January 31,
	2004	2004
	(in thousands)
Balance Sheet:
Completed rental properties	$1,872,568	$2,375,832
Projects under development	219,879	263,687
Land held for development or sale	89,556	104,851
Accumulated depreciation	(499,654)	(499,297)
Other assets	195,320	246,268

Total Assets	$1,877,669	$2,491,341

Mortgage debt, nonrecourse	$1,619,760	$2,153,443
Advances from general partner	—	1,385
Other liabilities	138,170	166,907
Members’ and Partners’ equity	119,739	169,606

Total Liabilities and Partners’ Equity	$1,877,669	$2,491,341

	Three Months Ended April 30,
	2004	2003
Operations:
Revenues	$120,757	$141,825
Operating expenses	(69,006)	(77,252)
Interest expense	(24,808)	(34,534)
Depreciation and amortization	(13,845)	(18,368)

Net Earnings (pre-tax)	$13,098	$11,671

Company’s portion of Net Earnings (pre-tax)	$6,244	$9,843

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

I. Investments in and Advances to Real Estate Affiliates (continued)

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	April 30,	January 31,
	2004	2004
	(in thousands)
Members’ and Partners’ equity, as above	$119,739	$169,606
Equity of other partners	51,719	51,567

Company’s investment in partnerships	68,020	118,039
Advances to partnerships, as above	—	1,385
Advances to other real estate affiliates(1)	300,902	313,160

Investments in and Advances to Real Estate Affiliates	$368,922	$432,584

(1) As is customary within the real estate industry, the Company invests in certain real estate projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York Office operations. The Company consolidates its investments in these projects. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. At April 30, 2004 and January 31, 2004, amounts advanced for real estate projects on behalf of this partner, collateralized by this partnership interest, were $84,123 and $114,164, respectively, of the $300,902 and $313,160 presented above for “Advances to other real estate affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property. Effective February 1, 2004, the Company modified certain provisions of its arrangement with its partner in the New York operations for certain existing and all prospective property partnerships. These modifications had, and are expected to have, an insignificant financial impact on the Company. During the first quarter of 2004, the Company has reclassified in its Consolidated Balance Sheets a net amount of approximately $30,000 from investments in and advances to real estate affiliates to minority interest, which had no impact to its Consolidated Statements of Earnings or Cash Flows.

The Company implemented FIN No. 46 (R) on February 1, 2004. As a result, the Company determined that it is the primary beneficiary of 25 previously unconsolidated VIEs representing 14 properties (19 VIEs representing eight properties in Residential Group, five VIEs/properties in Commercial Group and one VIE/property in Land Development Group). Of these 25 entities, 14 VIEs representing 13 properties (nine VIEs representing eight properties in Residential Group, four VIEs/properties in Commercial Group and one VIE/property in Land Development Group) that were previously accounted for using the equity method of accounting have been consolidated. The remaining 11 VIEs representing one property (10 VIEs in Residential Group and one VIE/property in Commercial Group) that were previously accounted for using the cost method of accounting have also been consolidated. In addition, the Company deconsolidated five properties that were previously consolidated. (See Note A).

J. Segment Information

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

The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business in the recurring operations of its portfolio of real estate assets. The Company’s Chief Operating Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

J. Segment Information (continued)

because it provides information on the financial performance of the core real estate portfolio operations. EBDT tells the chief decision maker how profitable a real estate segment is simply by operating for the sole purpose of collecting rent, paying operating expenses and servicing its debt. In contrast, the Company’s reported GAAP financial statements include numerous accounting items which have been excluded from EBDT and disclosed in its filings that the Company believes are not consistent with its chief operating decision maker’s review of financial performance and allocation of resources amongst our segments.

EBDT, as presented, excludes gains or losses on sales, provisions for decline, straight-line rent adjustments, cumulative effect of accounting changes, depreciation and amortization and deferred taxes in assessing performance of these segments so the Company’s chief decision maker, along with its entire management team, is able to evaluate what they view to be the core operations of each segment. Although net earnings under GAAP is useful in assessing the overall performance of the Company on a consolidated basis, net earnings do not provide its management team and chief operating decision maker with a clear measure of each segment’s core operating performance.

The following tables summarize financial data for the Commercial, Residential, Land Development and Lumber Trading Groups and Corporate Activities. All amounts, including footnotes, are presented in thousands.

			Three Months
	April 30,	January 31,	Ended April 30,
			Expenditures for Additions
	Identifiable Assets		to Real Estate
	2004	2004	2004	2003
Commercial Group	$4,352,813	$3,853,283	$114,193	$62,340
Residential Group	1,845,465	1,457,512	111,908	37,068
Land Development Group	243,683	229,791	10,079	6,357
Lumber Trading Group	356,168	261,284	152	60
Corporate Activities	45,326	93,202	308	83

Total	$6,843,455	$5,895,072	$236,640	$105,908

	Three Months Ended April 30,
					Depreciation &
	Revenues		Interest Expense		Amortization Expense
	2004	2003	2004	2003	2004	2003
Commercial Group	$165,451	$160,137	$38,696	$30,747	$29,572	$23,149
Residential Group	51,280	38,218	11,373	6,267	10,332	5,252
Land Development Group	31,639	12,378	856	449	104	59
Lumber Trading Group(1)	40,137	19,901	1,049	651	455	465
Corporate Activities	74	128	7,968	5,701	484	425

Total	$288,581	$230,762	$59,942	$43,815	$40,947	$29,350

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

J. Segment Information (continued)

	Three Months Ended April 30,
			Earnings Before Depreciation
	Earnings Before		Amortization & Deferred Taxes
	Income Taxes (EBIT) (3)		(EBDT)
	2004	2003	2004	2003
Commercial Group	$14,163	$19,414	$38,866	$38,186
Residential Group	2,019	13,540	16,766	19,596
Land Development Group	14,096	5,104	8,104	2,559
Lumber Trading Group	4,371	(484)	2,584	(348)
Corporate Activities	(15,039)	(10,788)	(11,199)	(8,558)
Gain on disposition of other investments	–	22	–	–

Total	$19,610	$26,808	$55,121	$51,435

Reconciliation of EBDT to Net Earnings by Segment:

			Land	Lumber
	Commercial	Residential	Development	Trading	Corporate
Three Months Ended April 30, 2004	Group	Group	Group	Group	Activities	Total
EBDT	$38,866	$16,766	$8,104	$2,584	$(11,199)	$55,121
Depreciation and amortization — Real Estate Groups	(31,459)	(13,554)	(34)	–	–	(45,047)
Deferred taxes — Real Estate Groups	(1,439)	6,138	(151)	–	1,942	6,490
Straight-line rent adjustment	(1,881)	(43)	–	–	–	(1,924)
Discontinued operations, net of tax and minority interest:(2)
Depreciation and amortization	–	(107)	–	–	–	(107)
Deferred taxes	–	(7,856)	–	–	–	(7,856)
Gain on disposition of operating properties	–	11,787	–	–	–	11,787
Cumulative effect of change in accounting principle, net of tax	(477)	(10,784)	–	–	–	(11,261)

Net earnings	$3,610	$2,347	$7,919	$2,584	$(9,257)	$7,203

Three Months Ended April 30, 2003
EBDT	$38,186	$19,596	$2,559	$(348)	$(8,558)	$51,435
Depreciation and amortization — Real Estate Groups	(23,229)	(7,643)	(18)	–	–	(30,890)
Deferred taxes — Real Estate Groups	(5,819)	(4,830)	225	–	1,890	(8,534)
Straight-line rent adjustment	1,704	–	–	–	–	1,704
Gain on disposition of other investments, net of tax	–	–	–	–	13	13
Discontinued operations, net of tax and minority interest:(2)
Depreciation and amortization	–	(524)	–	–	–	(524)
Deferred taxes	(87)	1,622	–	–	–	1,535
Gain (loss) on disposition of operating properties	(64)	117	–	–	–	53

Net earnings	$10,691	$8,338	$2,766	$(348)	$(6,655)	$14,792

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended April 30, 2004 and 2003 were $1,003,467 and $534,071, respectively.

(2)	See Note B — Discontinued Operations on page 12 for more information.

(3)	See Consolidated Statements of Earnings for a reconciliation of EBIT to net earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

K. Subsequent events

On May 19, 2004, Denver Urban Renewal Authority (“DURA”) issued $200,000,000 senior subordinate TIF Bonds at 8% with a 4 year optional redemption. The DURA $200,000,000 Bonds were purchased by Lehman Brothers. Stapleton Land, LLC entered into an agreement to purchase the Bonds from Lehman by June 1, 2009 for a fee. The Company has a 90% ownership interest in Stapleton Land, LLC.

On May 21, 2004, the Company sold its interests in the ownership of Chapel Hill Mall and Chapel Hill Suburban community center, both located in Akron, Ohio. On June 1, 2004, the Company sold its interest in the ownership of Manhattan Town Center mall located in Manhattan, Kansas. These properties were accounted for under the equity method of accounting. The Company’s share of the pre-tax gain as a result of the transaction was approximately $28,500,000 for Chapel Hill Mall and Chapel Hill Suburban and approximately $2,000,000 for Manhattan Town Center.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Forest City Enterprises, Inc. and Subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are principally engaged in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. We have four strategic business units. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations, through our partnership with Forest City Ratner Companies, are part of the Commercial Group. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and Canadian provinces. We have more than $6.8 billion of assets in 21 states and the District of Columbia. Our Corporate headquarters are in Cleveland, Ohio.

RESULTS OF OPERATIONS

We report our results of operations for each of our four strategic business units as we believe this presentation provides the most meaningful understanding of our financial performance.

Overview — We are a fully-integrated real estate company principally engaged in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. Our portfolio includes interests in retail centers, apartment communities, office buildings, land development and hotels. We believe that our Company benefits from geographic focus and product diversity. Our products are focused in our core markets, which include New York City/Philadelphia metropolitan area, Boston, Denver, California and the Washington, D.C./Baltimore metropolitan area, among other high-growth urban areas. These are growing urban markets with high barriers to entry where we have successfully gained access to large, complex commercial, residential and mixed-use projects.

During the first quarter of 2004 we opened two properties in our Residential Group: East 29th Avenue Town Center, in Denver, Colorado and Sterling Glen of Rye Brook, in Rye Brook, New York. We also closed on an amended $450,000,000 revolving credit facility and completed a $100,000,000, 7.35% senior note offering due in 2034 which significantly improved our liquidity and long-term financial flexibility.

Other significant milestones occurring during the first quarter included:

•	Closed $221.1 million in mortgage financing transactions at attractive interest rates;

•	Reached a preliminary agreement with Fannie Mae to lease 1.5 million square feet of office space at our Waterfront project in Washington, D.C.;

•	We were selected to redevelop the historic Public Health Services Hospital in San Francisco at the Presidio site into a residential affordable housing and market rate project; and

•	Finalized the sale of Woodlake in Silver Spring, Maryland for $45 million.

We believe the probability for an economic recovery has increased markedly over the quarter. Jobs are strengthening, our discussions with our customers and banks have been increasingly optimistic and real examples of strengths in the economy are emerging. Examples appear to be broad-based geographically and in most industries. Our overall operating performance increase for the first quarter of 2004 over the first quarter of 2003 was largely from property additions. For the quarter, the operating performance for our comparable properties (properties that were open and operating in both the first quarter of 2004 and 2003), however, was flat. This was primarily due to a comparable operating performance decrease in our Residential Group that was offset by comparable operating performance increases in our retail and hotel portfolios — our office portfolio performance was flat.

With a full project development pipeline that includes high quality opportunities, we believe we are well-positioned for the future. We continue to remain cautiously optimistic and mindful of present economic risks as we move through 2004. The development and operating risks that we are encountering are mitigated by our proven ability to execute and our consistent successful track record.

Net Earnings — Net Earnings for the three months ended April 30, 2004 were $7,203,000 versus $14,792,000 for the three months ended April 30, 2003. The negative fluctuation for this year compared to the prior year is primarily attributable the charge for cumulative effect of change in accounting principle as a result of our implementation of FIN No. 46 (R) of $11,261,000, net of tax. This decrease was partially offset by earnings from the addition of nine residential communities, three office buildings and one retail center during the year ended January 31, 2004. In addition, we also experienced increased land sales in the Land Development Group and increased earnings in the Lumber Trading Group.

Summary of Segment Operating Results — The following tables present a summary of revenues, operating expenses and interest expense incurred by each segment for the three months ended April 30, 2004 and 2003.

See discussion of these amounts by segment in the narratives below.

	Three Months Ended April 30,
			Increase/
	2004	2003	(Decrease)
	(in thousands)
Revenues
Commercial Group	$165,451	$160,137	$5,314
Residential Group	51,280	38,218	13,062
Land Development Group	31,639	12,378	19,261
Lumber Trading Group	40,137	19,901	20,236
Corporate Activities	74	128	(54)

Total Revenues	$288,581	$230,762	$57,819

Operating Expenses
Commercial Group	$84,365	$90,104	$(5,739)
Residential Group	29,797	18,573	11,224
Land Development Group	19,239	7,917	11,322
Lumber Trading Group	34,263	19,270	14,993
Corporate Activities	6,662	4,790	1,872

Total Operating Expenses	$174,326	$140,654	$33,672

Interest Expense
Commercial Group	$38,696	$30,747	$7,949
Residential Group	11,373	6,267	5,106
Land Development Group	856	449	407
Lumber Trading Group	1,049	651	398
Corporate Activities	7,968	5,701	2,267

Total Interest Expense	$59,942	$43,815	$16,127

Commercial Group

Revenues — Revenues for the Commercial Group increased by $5,314,000, or 3.3%, for the three months ended April 30, 2004 over the same period in the prior year. This increase is primarily the result of:

•	Opening of new properties as noted in the table below totaling $14,295,000;

•	Increase in our hotel portfolio of $3,279,000 primarily due to increased occupancy and rates; and

•	Increase of $10,321,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46 (R): Mall at Robinson in Pittsburgh, Pennsylvania, Mall at Stonecrest in Atlanta, Georgia, and M.K. Ferguson Plaza in Cleveland, Ohio. (See New Accounting Standards - FIN No. 46 (R) section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”)).

The increase in revenue was partially offset by the following decreases:

•	Insurance proceeds of $2,797,000 from the Embassy Suites in Manhattan, New York recognized in 2003, but not in 2004;

•	Decrease in commercial land sales of $18,100,000 related to the sale of land in Queens, New York in 2003; and

•	The balance of the remaining offsetting decrease in revenues of approximately $1,684,000 was generally due to fluctuations in operations at mature properties.

Operating and Interest Expenses — Operating expenses for the Commercial Group decreased $5,739,000, or 6.4%, for the three months ended April 30, 2004 over the same period in the prior year. The decrease in operating expenses was primarily the result of:

•	Decrease in costs relating to commercial land sales of $17,605,000 due to the sale of land in Queens, New York in 2003.

The decrease was partially offset by the following increases:

•	Opening of new properties, as noted in the table below, of $4,461,000;

•	Increased operating costs of $427,000 in our hotel portfolio;

•	Increase of $4,572,000 related to the consolidation of the following entities that were previously not consolidated prior to the implementation of FIN No. 46 (R): Mall at Robinson, Mall at Stonecrest, and M.K. Ferguson Plaza; and

•	The balance of the offsetting increase in operating expenses of $2,406,000 was generally due to fluctuations at mature properties.

Interest expense increased during the three months ended April 30, 2004 for the Commercial Group by $7,949,000, or 25.9%, over the same period in the prior year. The increase is primarily attributable to the consolidation of the three properties listed above that were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R).

The following table presents the significant increases in revenues and operating expenses incurred by the Commercial Group for newly opened properties for the three months ended April 30, 2004 compared to the same period in the prior year (dollars in thousands):

		Quarter/
		Year			Operating
Property	Location	Opened	Sq. Ft.	Revenues	Expenses
Retail Centers:
Short Pump Town Center(1)	Richmond, VA	Q3 - 2003	1,251,000	$4,787	$1,654
Office Buildings:
Fifteen MetroTech Center	Brooklyn, NY	Q2 - 2003	653,000	6,184	1,681
40 Landsdowne Street	Cambridge, MA	Q2 - 2003	215,000	2,750	791
HarlemCenter	Manhattan, NY	Q4 - 2003	146,000	574	335

Total				$14,295	4,461

(1)	This property was consolidated in accordance with FIN No. 46 (R) effective February 1, 2004.

Residential Group

Revenues — Revenues for the Residential Group increased by $13,062,000, or 34.2%, during the three months ended April 30, 2004 compared to the same period in the prior year. These increases were primarily the result of:

•	Opening and acquisition of new properties, as noted in the table below, totaling $2,363,000;

•	Increase of $4,119,000 due to the consolidation of three properties previously accounted for on the equity method of accounting as the result of the acquisition of our partner’s interest;

•	Increase of $9,185,000 due to the consolidation of ten properties previously accounted for on the equity method of accounting as the result of the restructuring of partnership agreements; and

•	Increase of $5,468,000 due to consolidation of 19 VIEs representing eight properties that were previously accounted for under the equity or cost method of accounting prior to the implementation of FIN No. 46 (R).

These increases in revenues were partially offset by the following decreases:

•	Decrease of $5,863,000 as a result of reserves for notes receivable and related accrued interest from certain syndicated properties;

•	Decrease of $1,607,000 due to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R); and

•	The balance of the remaining decrease of approximately $603,000 is generally due to fluctuations in mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group increased by $11,224,000, or 60.4%, during the three months ended April 30, 2004 compared to the same period in the prior year. These increases were primarily the result of:

•	Costs associated with the opening and acquisition of new properties, as noted in the table below, totaling $1,842,000;

•	Increase in cost of $1,979,000 related to three properties previously accounted for under the equity method of accounting as a result of the acquisition of our partner’s interest;

•	Increase in cost of $4,480,000 related to ten properties previously accounted for under the equity method of accounting as the result of the restructuring of partnership agreements; and

•	Increase in cost of $3,040,000 related to 19 VIEs representing eight properties that were previously unconsolidated for under the equity or cost method of accounting prior to the implementation of FIN No. 46 (R); and

•	Increase in project write-offs of abandoned development projects totaling $776,000 compared to the same period in the prior year.

These increases in operating expenses were partially offset by the following decreases:

•	Decrease of $974,000 relating to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R); and

•	The balance of the remaining increase of approximately $81,000 is generally due to fluctuations in mature properties.

Interest expense for the Residential Group increased by $5,106,000, or 81.5%, during the three months ended April 30, 2004 compared to the same period in the prior year. Interest expense increased by $3,673,000 due to the consolidation of several properties as a result of the acquisition of our partners’ ownership interest that were previously accounted for under the equity method of accounting and $1,634,000 related to properties that were consolidated due to the implementation of FIN No. 46 (R). These increases were offset by a decrease of $516,000 in interest expense due to the deconsolidation of five properties.

The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly opened or acquired properties for the three months ended April 30, 2004 compared to the same period in the prior year (dollars in thousands):

		Quarter/Year
		Opened/	No.		Operating
Property	Location	Acquired	of Units	Revenues	Expenses
East 29th Avenue Town Center	Denver, CO	Q1 - 2004	156 (b)	$362	$286
Sterling Glen of Rye Brook	Rye Brook, NY	Q1 - 2004	165	37	476
Cherrywood Village(a)	Denver, CO	Q3 - 2003	360	672	326
Ranchstone(a)	Denver, CO	Q3 - 2003	368	668	329
Consolidated-Carolina	Richmond, VA	Q2 - 2003	158	346	187
Federally Assisted Housing (FAH) Properties:
Grove(a)	Ontario, CA	Q3 - 2003	101	243	103
Independence Place II(a)	Parma Hts., OH	Q1 - 2003	201	49	(10)
Plymouth Square(a)	Detroit, MI	Q1 - 2003	280	(14)	145

Total				$2,363	$1,842

(a)	Acquired property.

(b)	Project also includes 141,000 total square feet (57,000 square feet owned/managed by FCE) of retail and 34,000 square feet of office space.

Land Development Group

Revenues — Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group increased by $19,261,000 for the three months ended April 30, 2004 compared to the same period in the prior year. This increase is primarily the result of:
•	Increase in land sales of $14,665,000 primarily at three major land development projects: Stapleton in Denver, Colorado, Waterbury in North Ridgeville, Ohio and Suncoast Lakes in Pasco County, Florida combined with several smaller sales increases at various land development projects.
•	Increase in land sales of $5,372,000 related to the consolidation of the Thornbury land development project in Solon, Ohio that was previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R). Thornbury property is owned by Granite Development Partners which is consolidated by the Company.

These increases were partially offset by:
•	Decrease of $776,000 primarily at two major land development projects, Central Station in Chicago, Illinois and New Haven in Barberton, Ohio, combined with several smaller sales decreases at various land development projects.

Operating and Interest Expenses — The fluctuation in Land Development Group operating expenses primarily reflects costs associated with land sales volume in each period. Operating expenses increased by $11,322,000 for the three months ended April 30, 2004 compared to the same period in the prior year. This increase is primarily due to:
•	Increased combined expenses of $9,210,000 primarily at three land development projects: Stapleton, Waterbury, and Suncoast, combined with several smaller expense increases at various land development projects.
•	Increase in expenses of $3,447,000 related to the consolidation of the Thornbury land development project in Solon, Ohio that was previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R).

These increases were partially offset by:
•	Decrease of $1,335,000 primarily at Central Station combined with several smaller sales decreases at various land development projects.

Interest expense increased by $407,000 for the three months ended April 30, 2004 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

Lumber Trading Group

Revenues — Revenues for the Lumber Trading Group increased by $20,236,000 during the three months ended April 30, 2004 compared to the same period in the prior year. The increase was primarily due to a significant price increase in panel products, a slight increase in lumber product prices, and the positive growth in the housing construction market.

Operating and Interest Expenses — Operating expenses for the Lumber Trading Group increased by $14,993,000 during the three months ended April 30, 2004 compared to the same period in the prior year. This increase is due to higher variable expenses, primarily trader and management commissions resulting from the increased revenue explained above. Interest expense increased $398,000 for the three months ended April 30, 2004 compared to the same period in the prior year primarily due to increases in borrowing levels needed to support higher accounts receivable and inventories along with higher interest rates associated with our new asset based lending facility.

Corporate Activities

Revenues — Corporate Activities’ revenues decreased $54,000 during the three months ended April 30, 2004 compared to the same period in the prior year. Corporate Activities’ revenues consist primarily of interest income from investments made by us and vary from year to year depending on interest rates and the amount of investments outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities increased $1,872,000 during the three months ended April 30, 2004 compared to the same period in the prior year. The increase is primarily the result of an increase in consulting fees related to the Sarbanes-Oxley Act of 2002 - Section 404 implementation, insurance expenses, and general corporate operating expenses. Interest expense increased by $2,267,000 during the three months ended April 30, 2004 compared to the same period in the prior year as a result of changes in the level of borrowings. Corporate Activities’ interest expense consists primarily of interest expense on the senior notes and the long-term credit facilities that have not been allocated to a strategic business unit (see “Financial Condition and Liquidity”).

Other Transactions

Depreciation and Amortization

Depreciation and amortization increased $11,597,000 for the three months ended April 30, 2004 compared to the same period in the prior year. This increase is primarily the result of acquisitions, new property openings and entities consolidated as the result of FIN No. 46 (R) (see New Accounting Standards — FIN No. 46 (R) section of the MD&A), offset by property dispositions, properties reclassified as discontinued operations and entities deconsolidated as the result of FIN No. 46 (R).

Income Taxes

Income tax expense for the three months ended April 30, 2004 and 2003 totaled $5,499,000 and $9,529,000, respectively. At January 31, 2004, we had a net operating loss carryforward for tax purposes of $27,645,000 (generated primarily from the impact of tax depreciation expense from real estate properties on our net earnings) that will expire in the years ending January 31, 2022 through January 31, 2024, General Business Credit carryovers of $8,238,000 that will expire in the years ending January 31, 2005 through January 31, 2024 and an Alternative Minimum Tax (“AMT”) carryforward of $31,515,000 that is available until used to reduce federal tax to the AMT amount. Our policy is to consider a variety of tax-deferred strategies, using mostly tax-free exchanges, when evaluating our future tax position.

Equity in Earnings of Unconsolidated Entities
Effective January 31, 2004, we have reclassified equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings from revenues to a separate line item below total expenses. Equity in earnings of unconsolidated entities was $6,244,000 for the three months ended April 30, 2004 compared to $9,843,000 for the three months ended April 30, 2003, a decrease of $3,599,000. This decrease is primarily the result of the following:

     Commercial
•	Decrease of $786,000 related to the consolidation of Mall at Robinson and Mall at Stonecrest which were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R).
•	Decrease from outlot sales at two unconsolidated properties of $1,378,000 that occurred in 2003.

     Residential
•	Decrease of $2,125,000 due to the consolidation of ten properties in the third quarter of 2003 resulting from the amending of partnership agreements. These properties were previously accounted for under the equity method of accounting.
•	Decrease of $445,000 due to the consolidation of three properties in the first quarter of 2004 resulting from the buyout of a partner. These properties were previously accounted for under the equity method of accounting.

     Land
•	Decrease in land sales of $1,608,000 at various land development projects, the most significant being Central Station in Chicago, Illinois.

The decreases were partially offset by the following increases:

     Land
•	Increases in land sales of $3,114,000 at four major land development projects: including Gladden Farms in Marana, Arizona, Canterberry Crossing in Parker, Colorado, Old Stone Crossing at Caldwell Creek in Charlotte, North Carolina and Woodgate Farms in Olmsted Township, Ohio.

Discontinued Operations and Gain on Disposition of Operating Properties
Pursuant to the definition of a component of an entity in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” assuming no significant continuing involvement, all earnings of properties which have been sold or are held for sale have been reclassified and reported as discontinued operations. We consider assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction, and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

For the three months ended April 30, 2004 and 2003 Woodlake, a 534-unit apartment community located in Silver Spring, Maryland was included in discontinued operations. Woodlake was sold in the first quarter of 2004. For the three months ended April 30, 2003, three additional properties, Trowbridge, Vineyards, and Laurels were also included in discontinued operations. Trowbridge, with 305-units in Southfield, Michigan had its deed accepted by the lender in lieu of foreclosure in April of 2003. Vineyards, a 336-unit apartment complex in Broadview Heights, Ohio and Laurels, a 520-unit apartment complex in Justice, Illinois, were both sold during the third quarter of 2003. Woodlake, Trowbridge, Vineyards and Laurels were previously included in the Residential Group.

Operating results relating to assets sold are as follows:

	Three Months Ended April 30,
	2004	2003
	(in thousands)
Revenues	$434	$4,585

Expenses Operating expenses	139	3,280
Interest expense	125	837
Loss on early extinguishment of debt	238	—
Depreciation and amortization	107	573

	609	4,690
Gain on disposition of operating properties
Woodlake	19,499	—
Trowbridge	—	538
Other	—	(127)

	19,499	411
Earnings before income taxes	19,324	306

Income tax expense (benefit)
Current	(213)	1,570
Deferred	7,856	(1,535)

	7,643	35

Earnings before minority interest	11,681	271
Minority interest	—	(218)

Net earnings from discontinued operations	$11,681	$53

Cumulative Effect of Change in Accounting Principle

The Company recorded a charge of $11,261,000 (pre-tax $18,628,000) for the cumulative effect of change in accounting principle, net of tax, in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method. See the New Accounting Standards - FIN No. 46 (R) section of the MD&A for further information.

The overall impact resulting from the adoption of FIN No. 46 (R) for the three months ended April 30, 2004 to the Commercial Group was a pre-tax amount of $789,000 from the consolidation of Showcase II, a specialty retail center located in Las Vegas, Nevada, that was previously accounted for under the equity method of accounting.

The overall impact resulting from the adoption of FIN No. 46 (R) for the three months ended April 30, 2004 to the Residential Group was a pre-tax amount of $17,839,000. The following summarizes the key components of the impact of the adoption FIN No. 46 (R):
•	Cumulative effect of $4,403,000 resulting from the Company being deemed the primary beneficiary in VIEs that hold notes payable to the Residential Group and have equity method investments in sixteen properties that are subsidized by the U.S. Department of Housing and Urban Development (HUD). The Company’s investments were previously accounted for under the cost method.
•	Cumulative effect of $3,801,000 resulting from the Company being deemed the primary beneficiary in a VIE that holds a note payable to the Residential Group and has an equity method investment in Millender Center, a mixed-use residential, office and retail complex in

Detroit, Michigan. The Company’s investment was previously accounted for under the cost method.
•	Cumulative effect of $3,301,000 resulting from the Company being deemed the primary beneficiary in a VIE that holds a note payable to the Residential Group and has an equity method investment in 101 San Fernando, a residential community in San Jose, California. The Company’s investment was previously accounted for under the equity method.
•	Cumulative effect of $6,334,000 resulting from the Company being deemed the primary beneficiary in a VIE, Queenswood, a residential community in Corona, New York. The Company’s investment was previously accounted for under the equity method.

FINANCIAL CONDITION AND LIQUIDITY

We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Our principal sources of funds are cash provided by operations, the long-term credit facility, refinancings of nonrecourse mortgage debt, dispositions of properties and proceeds from issuance of senior notes. Our principal uses of funds are for the financing of developments and acquisitions of real estate projects, capital expenditures for our existing portfolio, payments on nonrecourse mortgage debt, payments on the long-term credit facility and retirement of senior notes previously issued. The discussions below under Senior Notes and Long-Term Credit Facility outline recent events that have significantly enhanced our liquidity and financial flexibility which will be important in our efforts to continue to develop and acquire quality real estate assets.

Senior Notes

On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015, in a public offering under our shelf registration statement. Accrued interest is payable semi-annually on December 1 and June 1. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remainder of the proceeds were used for offering costs of $8,151,000, to repay $73,000,000 outstanding under the revolver portion of the long-term credit facility and for general working capital purposes. These senior notes are unsecured senior obligations and rank equally with all existing and future senior unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of our subsidiaries to the extent of the value of the collateral securing such other debt, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

These senior notes may be redeemed by us, at any time on or after June 1, 2008, at redemption prices beginning at 103.813% for the year beginning June 1, 2008 and decreasing to 100% in years thereafter. However, if we complete one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.

On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering under our shelf registration statement. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. A portion of the net proceeds from this offering were used to pay off the outstanding balance of $56,250,000 debt under the long-term credit facility (see below). The senior notes are unsecured senior obligations and rank equally with all existing and future senior unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of our subsidiaries to the extent of the collateral securing such other debts, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

These senior notes may be redeemed, in whole or in part, at any time on or after February 10, 2009, at a redemption price equal to 100% of their principal amount plus accrued interest. These notes, combined with the $300,000,000 of 7.625% senior notes due June 1, 2015 issued on May 19, 2003 bring our senior notes balance to $400,000,000.

Long-Term Credit Facility

Effective March 22, 2004, we increased our long-term credit facility to $450,000,000. The credit facility now consists solely of a $450,000,000 line of credit (with no term loan) that matures in March 2007. The revolving line of credit allows up to a combined amount of $50,000,000 in outstanding letters of credit or surety bonds ($39,614,074 in letters of credit and $-0- in surety bonds are outstanding at April 30, 2004).

The long-term credit facility provides, among other things, for: 1) at our election, interest rates of 2.125% over London Interbank Offering Rate (“LIBOR”) or 0.5% over the prime rate (the last $50,000,000 of borrowings under of the revolving loans bears interest at 2.75% over LIBOR or 0.75% over the prime rate); 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases.

Lumber Trading Group — The Lumber Trading Group is financed separately from the rest of the our strategic business units. The financing obligations of the Lumber Trading Group are without recourse to us. Accordingly, the liquidity of the Lumber Trading Group is discussed separately below under the Lumber Trading Group Liquidity.

Mortgage Financings

Our primary capital strategy seeks to isolate the financial risk at the property level to maximize returns on our equity capital. All of our mortgage debt is nonrecourse, including our construction loans. We operate as a C-corporation and retain substantially all of our internally generated cash flows. We recycle this cash flow, together with refinancing and property sale proceeds to fund new developments and acquisitions that drive favorable returns for our shareholders. This strategy provides us with the necessary liquidity to take advantage of investment opportunities.

We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2004 and 2005. During the three months ended April 30, 2004, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$58,000
Development projects (commitment)	99,466
Acquisition	10,200
Loan extensions/additional fundings	53,450

$221,116

Reduction of mortgage debt due to property dispositions	$26,421

We generally continue to seek long-term debt for those project loans which mature within the next 12 months, as well as for those projects which will begin operation within the next 12 months, generally pursuing fixed-rate loans. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate financing.

Interest Rate Exposure

At April 30, 2004, the composition of nonrecourse mortgage debt was as follows:

	Amount	Rate (1)
	(dollars in thousands)
Fixed	$2,864,735	6.84%
Variable
Taxable(2)	881,453	4.27%
Tax-Exempt	503,600	2.31%
UDAG	106,408	1.51%

	$4,356,196	5.66%

(1)	Reflects weighed average interest rates including both the base index and lender margin.

(2)	Taxable variable-rate debt of $881,453 as of April 30, 2004 is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2005.

On April 30, 2004, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development is as follows:

Amount
(in thousands)
Variable
Taxable	$172,767
Tax-Exempt	137,840
Fixed	93,699

Total	$404,306

Commitment from Lenders	$757,663

To mitigate short-term variable-interest rate risk, we have purchased LIBOR interest rate hedges for our mortgage debt portfolio as follows:

	Caps		Swaps(1)
		Average		Average
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)
05/01/04 - 02/01/05(2)	$1,308,796	5.56%	$490,337	2.68%
02/01/05 - 02/01/06(3)	635,656	5.97%	441,193	3.38%
02/01/06 - 02/01/07	90,953	7.58%	493,240	3.51%
02/01/07 - 02/01/08	88,493	7.58%	142,876	4.09%

(1)	Swaps include long-term LIBOR contracts that have an average initial maturity greater than six months.

(2)	These LIBOR-based hedges as of May 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

(3)	Reflected in the numbers are $458,500 of LIBOR interest rate caps that the Company purchased at a weighted average strike rate of 4.52% in May 2004, with maturities through February 2006.

Outside of lender hedging requirements that require the borrower to protect against significant fluctuations to interest rates, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.15% and has never exceeded 7.90%. As of April 30, 2004, we have $165,825,000 of tax-exempt caps at a weighted average strike rate of 6.33% that have maturities through January 2008.

Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of our taxable variable-rate debt by approximately $3,200,000 at April 30, 2004. This increase is net of the protection provided by the interest rate swaps and long-term contracts in place as of April 30, 2004 and contemplates the effects of interest rate floors on $204,678,000 of LIBOR-based debt. A portion of our taxable variable-rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $5,700,000 at April 30, 2004.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with a three year revolving line of credit totaling $120,000,000 (with an ability to expand to $180,000,000), which became effective on October 23, 2003. At April 30, 2004, $95,388,000 was outstanding under this current revolving line of credit.

Borrowings under the bank line of credit are collateralized by all the assets of the Lumber Trading Group, bear interest at the lender’s prime rate or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, and have a fee of 0.25% to 0.5% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee are based on an average quarterly borrowing base availability. The bank line of credit allows for outstanding letters of credit in the amount of the difference between the collateral balance available or the line limit (whichever is less) and the outstanding loan balance, with a maximum limit of $10,000,000. Outstanding letters of credit were $1,520,477 at April 30, 2004.

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

Cash Flows

Net cash provided by operating activities totaled $18,238,000 for the three months ended April 30, 2004 and $16,786,000 for the three months ended April 30, 2003. This increase in net cash provided by operating activities of $1,452,000 is the result of the following (in thousands):

Increase in operating revenue, excluding revenue from land sales	$37,357
Increase in accounts receivable, primarily Lumber Trading Group	(81,509)
Increase in Lumber Trading Group accounts payable	81,410
Increase in Lumber Trading Group inventories	(31,631)
Other	(1,373)

Increase in rents and other revenues received		$4,254
Increase in cash distributions from unconsolidated entities		3,370
Increase in proceeds from land sales		16,311
Increase in land development expenditures		(11,749)
Increase in operating expenses	(33,672)
Increase in operating escrow funds	(17,420)
Increase in accounts payable and accrued expenses	36,340
Other	(1,391)

Increase in operating expenditures		(16,143)
Decrease in interest paid		5,409

Increase in cash provided by operating activities		$1,452

Net cash used in investing activities totaled $192,627,000 and $98,816,000 for the three months ended April 30, 2004 and 2003, respectively. The net cash used in investing activities consists of the following:

	Three Months Ended April 30,
	2004	2003
	(in thousands)
Capital expenditures*	$(207,433)	$(106,592)
Net proceeds from disposition of operating properties and other investments:
Proceeds from sale of Woodlake, an apartment community in
Silver Spring, Maryland	17,497	—
Release of escrow deposits from sale of Vineyards and Laurels, apartment complexes in Broadview Heights, Ohio and Justice, Illinois	9,024	—
Other	—	54
Change in investments in and advances to real estate affiliates	(11,715)	7,722

Total	$(192,627)	$(98,816)

* Capital expenditures were financed as follows:
Approximate new nonrecourse mortgage indebtedness	$145,300	$53,000
Net proceeds from issuance of senior notes less repayment of term loan	40,130	—
Borrowings under the long-term credit facility (see next page)	—	19,000
Portion of proceeds from disposition of operating properties (see above)	22,003	—
Portion of cash provided by operating activities	—	16,786
Cash on hand at the beginning of the year	—	17,806

Total	$207,433	$106,592

Net cash provided by financing activities totaled $134,613,000 and $33,302,000 for the three months ended April 30, 2004 and 2003, respectively. Net cash provided by financing activities reflected the following:

	Three Months Ended April 30,
	2004	2003
	(in thousands)
Proceeds from issuance of senior notes	$100,000	$–
Increase in nonrecourse mortgage debt	222,149	89,259
Principal payments on nonrecourse mortgage debt	(95,698)	(54,726)
Borrowings on long-term credit facility	–	19,000
Repayment of term loan	(56,250)	(6,250)
Payment of senior notes issuance costs	(3,620)	–
Net increase (decrease) in notes payable:
Lumber Trading Group revolving credit facility	30,551	4,830
Other	(15,471)	(9,133)
Increase (decrease) in restricted cash net of withdrawals for construction loan proceeds escrow deposits	(48,946)	3,400
Increase (decrease) in book overdrafts, representing checks issued but not yet paid	3,717	(6,672)
Payment of deferred financing costs	(4,211)	(1,418)
Proceeds from the exercise of stock options	738	974
Payment of dividends	(4,500)	(2,980)
Increase (decrease) in minority interest	6,154	(2,982)

Total	$134,613	$33,302

SHELF REGISTRATION

Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I and Forest City Enterprises Capital Trust II, we filed an amended shelf registration statement with the Securities and Exchange Commission (“SEC”) on May 24, 2002, which amended the registration statement previously filed with the SEC in December 1997. This shelf registration is intended to provide the Company flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering under our shelf registration statement. Currently, we have $442,180,000 available under our shelf registration.

INCREASED DIVIDENDS

The first 2004 quarterly dividend of $.09 per share on both Class A and Class B common stock was declared March 11, 2004 and will be paid June 15, 2004 to shareholders of record at the close of business on June 1, 2004. The second 2004 quarterly dividend of $.10 (representing an 11% increase over the first quarter’s dividend) per share on shares of both Class A and Class B common stock was declared on June 8, 2004 and will be paid September 15, 2004 to shareholders of record at the close of business on September 1, 2004.

NEW ACCOUNTING STANDARDS - FIN No. 46 (R)

In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation FIN No. 46, “Consolidation of Variable Interest Entities” was issued. In December 2003, the FASB published a revision of the interpretation (FIN No. 46 (R)) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in a VIE consolidates the entity if the company’s interest is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN No. 46 (R), also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

We implemented FIN No. 46 (R) on February 1, 2004. Previously, the Company adopted the consolidation requirements for VIEs created after January 31, 2003 and the disclosure provisions of the interpretation that were effective upon issuance. As a result, we determined that we are the primary beneficiary of 25 previously unconsolidated VIEs representing 14 properties (19 VIEs representing eight properties in Residential Group, five VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). Of these 25 entities, 14 VIEs representing 13 properties, (nine VIEs representing eight properties in Residential Group, four VIEs/properties in Commercial Group and one VIE/property in Land Development Group) that were previously accounted for using the equity method of accounting have been fully consolidated. The remaining 11 VIEs representing one property (10 VIEs in Residential Group and one VIE/property in Commercial Group) that were previously accounted for using the cost method of accounting have also been fully consolidated. In addition, the Company deconsolidated five properties that were previously consolidated.

The initial consolidation of these previously unconsolidated, net of the five deconsolidated properties below, on February 1, 2004 resulted in an approximate increase in the following consolidated balances:

(in thousands)
Total Assets	$555,000
Nonrecourse Mortgage Debt	$520,000
Total Liabilities (including nonrecourse mortgage debt)	$540,000
Minority Interest	$15,000

We recorded a charge of $11,261,000 (pre-tax $18,628,000) for the cumulative effect of change in accounting principle, net of tax in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for under the cost method.

We also determined that we hold variable interests in 39 other VIEs (38 in Residential Group and one in Land Development Group) for which we are not the primary beneficiary. Of the 38 Residential entities, five properties that were previously consolidated have been subsequently deconsolidated in accordance with the provisions of FIN No. 46 (R). We are involved with these VIEs as an equity holder, lender, management agent, or through other contractual relationships. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $25,000,000 at April 30, 2004, which is recorded as investments in and advances to real estate affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R).

These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living apartments and land development.

Subsequent Events

On May 19, 2004, Denver Urban Renewal Authority (“DURA”) issued $200,000,000 senior subordinate TIF Bonds at 8% with a 4 year optional redemption. The DURA $200,000,000 Bonds were purchased by Lehman Brothers. Stapleton Land, LLC entered into an agreement to purchase the Bonds from Lehman by June 1, 2009 for a fee. We have a 90% ownership interest in Stapleton Land, LLC.

On May 21, 2004, we sold our interests in the ownership of Chapel Hill Mall and Chapel Hill Suburban community center, both located in Akron, Ohio. On June 1, 2004, we sold our interest in the ownership of Manhattan Town Center mall located in Manhattan, Kansas. These properties were accounted for under the equity method of accounting. Our share of the pre-tax gain as a result of the transaction was approximately $28,500,000 for Chapel Hill Mall and Chapel Hill Suburban and approximately $2,000,000 for Manhattan Town Center.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed on pages 5-12 of the Company’s Form 10-K for the year ended at January 31, 2004 and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, the level and volatility of interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, the rate revenue increases versus the rate of expense increases, the cyclical nature of the lumber wholesaling business, as well as other risks listed from time to time in the Company’s reports filed with the Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. At April 30, 2004, we had $1,385,053,000 of variable-rate debt outstanding. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk. As part of our interest rate risk management we also intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt.

To mitigate short-term variable interest rate risk, we have purchased London Interbank Offering Rate (“LIBOR”) interest rate caps and swaps as follows.

	Caps(3)		Swaps(1)
Coverage	Amount	Average Rate	Amount	Average Rate
	(dollars in thousands)
05/01/04 - 02/01/05(2)	$1,308,796	5.56%	$490,337	2.68%
02/01/05 - 02/01/06(3)	635,656	5.97%	441,193	3.38%
02/01/06 - 02/01/07	90,953	7.58%	493,240	3.51%
02/01/07 - 02/01/08	88,493	7.58%	142,876	4.09%

(1)	Swaps include long-term LIBOR contracts that have an average initial maturity greater than six months.

(2)	These LIBOR-based hedges as of May 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

(3)	Reflected in the numbers are $458,500 of LIBOR interest rate caps that the Company purchased at a weighted average strike rate of 4.52% in May 2004, with maturities through February 2006.

Outside of lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.15% and has never exceeded 7.90%. As of April 30, 2004, we have $165,825,000 of tax-exempt caps at a weighted average strike rate of 6.33% that have maturities out through January 2008.

We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at April 30, 2004 was $3,391,543,000 compared to an estimated fair value of $3,412,605,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $3,630,650,000 at April 30, 2004.

We estimate the fair value of our hedging instruments based on interest rate market pricing models. At April 30 and January 31, 2004 LIBOR interest rate caps were reported at their fair value of approximately $3,072,000 and $2,528,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at April 30 and January 31, 2004 is a liability of approximately $5,857,000 and $9,542,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

April 30, 2004

							Total	Fair Market
	Expected Maturity Date						Outstanding	Value
Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	4/30/04	4/30/04
	(dollars in thousands)
Fixed:
Fixed-rate debt	$59,795	$141,994	$482,380	$135,964	$226,680	$1,817,922	$2,864,735	$2,920,110
Weighted average interest rate	7.13%	7.10%	6.59%	7.11%	7.22%	6.80%	6.84%
UDAG	18,280	11,062	8,306	731	762	67,267	106,408	70,395
Weighted average interest rate	0.02%	3.87%	0.16%	2.51%	2.56%	1.67%	1.51%
Senior & Subordinated Debt(1)	–	–	–	–	–	420,400	420,400	422,100
Weighted average interest rate						7.60%	7.60%

Total Fixed-Rate Debt	78,075	153,056	490,686	136,695	227,442	2,305,589	3,391,543	3,412,605

Variable:
Variable-rate debt	166,146	162,724	328,984	62,515	29,349	131,735	881,453	881,453
Weighted average interest rate							4.27%
Tax-Exempt	51,535	49,400	51,000	48,000	390	303,275	503,600	503,600
Weighted average interest rate							2.31%
Credit Facility(1)(2)	–	–	–	–	–	–	–	–
Weighted average interest rate

Total Variable-Rate Debt	217,681	212,124	379,984	110,515	29,739	435,010	1,385,053	1,385,053

Total Long-Term Debt	$295,756	$365,180	$870,670	$247,210	$257,181	$2,740,599	$4,776,596	$4,797,658

(1) Represents recourse debt.
(2) An amended $450,000 revolving credit facility was established on March 22, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

January 31, 2004

							Total	Fair Market
	Expected Maturity Date						Outstanding	Value
Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	1/31/04	1/31/04
	(dollars in thousands)
Fixed:
Fixed-rate debt	$72,851	$139,041	$432,608	$129,704	$236,206	$1,469,813	$2,480,223	$2,537,636
Weighted average interest rate	7.08%	7.19%	6.52%	7.18%	7.23%	6.91%	6.91%
UDAG	377	10,929	8,133	588	608	55,023	75,658	51,793
Weighted average interest rate	0.17%	3.87%	0.05%	1.39%	1.40%	1.98%	2.03%
Senior & Subordinated Debt(1)	–	–	–	–	–	320,400	320,400	342,370
Weighted average interest rate						7.60%	7.60%

Total Fixed-Rate Debt	73,228	149,970	440,741	130,292	236,814	1,845,236	2,876,281	2,931,799

Variable:
Variable-rate debt	211,623	126,098	233,715	24,886	29,349	131,735	757,406	757,406
Weighted average interest rate							4.18%
Tax-Exempt	52,340	21,000	45,000	–	–	202,550	320,890	320,890
Weighted average interest rate							1.95%
Credit Facility(1)(2)(3)	56,250	–	–	–	–	–	56,250	56,250
Weighted average interest rate							3.91%

Total Variable-Rate Debt	320,213	147,098	278,715	24,886	29,349	334,285	1,134,546	1,134,546

Total Long-Term Debt	$393,441	$297,068	$719,456	$155,178	$266,163	$2,179,521	$4,010,827	$4,066,345

(1)	Represents recourse debt.

(2)	The term loan balance was repaid in full with the proceeds from a $100,000, 30-year, 7.375% senior note offering in February 2004.

(3)	An amended $450,000 credit facility was established on March 22, 2004.

Item 4. Controls and Procedures

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

As a result of work completed to date in preparation to implement Section 404 of the Sarbanes-Oxley Act of 2002, the Company is taking steps to remediate gaps in its internal control environment to improve the overall effectiveness of its control environment. During the quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1- 4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.16	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.17	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

+10.18	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

+10.19	-	1994 Stock Option Plan, as Amended, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 11, 2003 (File No. 1-4372).

+10.20	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.22	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.23	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.29	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.30	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.31	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.32	-	Employment Agreement (re death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.33	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.34	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.35	-	Form of Restricted Stock Agreement between Forest City Enterprises, Inc. and the grantee, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended January 31, 2003 (File No. 1-4372).

10.36	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.37	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6(a).

*	Filed herewith.

(b) Reports on Form 8-K.

On February 4, 2004, the Company filed a current report on Form 8-K under Items 5 and 7 to report that, on February 3, 2004, the Company issued a press release to announce its offering of $100,000,000 aggregate principal amount of Senior Notes due 2034.

On February 10, 2004, the Company filed a current report on Form 8-K under Items 5 and 7 to report that, on February 10, 2004, the Company issued and sold $100,000,000 aggregate principal amount of its 7.375% Senior Notes due February 1, 2034 pursuant to a shelf registration statement on Form S-3.

On March 11, 2004, the Company furnished a current report on Form 8-K under Item 12 to report that, on March 11, 2004, the Company released a supplemental package that provides certain operating and other data for the years ended January 31, 2004 and 2003.

On March 11, 2004, the Company furnished a current report on Form 8-K under Item 12 to report that, on March 11, 2004, the Company issued a press release announcing financial results for the three and twelve months ended January 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date	June 8, 2004	/S/ THOMAS G. SMITH Thomas G. Smith Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Date	June 8, 2004	/S/ LINDA M. KANE Linda M. Kane Senior Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number		Description of Document

31.1	-	Principal Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.