Form 10-Q
period 2004-07-31
FOREST CITY ENTERPRISES INC
filed 2004-09-09
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 31, 2004

Commission file number	1-4372

FOREST CITY ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-0863886

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Terminal Tower Suite 1100	50 Public Square Cleveland, Ohio	44113

(Address of principal executive offices)		Zip Code

Registrant’s telephone number, including area code		216-621-6060

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 7, 2004
Class A Common Stock, $.33 1/3 par value	36,731,132 shares
Class B Common Stock, $.33 1/3 par value	13,300,230 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

Forest City Enterprises, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31, 2004	January 31, 2004
	(Unaudited)
	(in thousands)
Assets
Real Estate
Completed rental properties	$5,549,279	$4,523,748
Projects under development	660,974	544,389
Land held for development or sale	47,512	33,450

Total Real Estate	6,257,765	5,101,587
Less accumulated depreciation	(841,089)	(730,705)

Real Estate, net	5,416,676	4,370,882

Cash and equivalents	89,258	107,491
Restricted cash	414,683	257,795
Notes and accounts receivable, net	444,702	422,765
Inventories	73,417	46,140
Investments in and advances to real estate affiliates	421,105	432,584
Other assets	334,333	286,415

Total Assets	$7,194,174	$5,924,072

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$4,486,524	$3,634,177
Notes payable	194,316	152,111
Long-term credit facility	128,000	56,250
Senior and subordinated debt	449,400	349,400
Accounts payable and accrued expenses	749,677	639,824
Deferred income taxes	321,623	294,925

Total Liabilities	6,329,540	5,126,687

Minority interest	78,660	48,474

Commitments and contingencies	—	—
Company-obligated trust preferred securities	—	—
Shareholders’ Equity
Preferred stock — without par value
5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 36,911,748 and 36,509,836 shares issued, 36,712,682 and 36,270,496 outstanding, respectively	12,303	12,170
Class B, convertible, 36,000,000 shares authorized; 13,314,080 and 13,715,992 shares issued and outstanding, respectively	4,439	4,572

	16,742	16,742
Additional paid-in capital	237,181	235,398
Retained earnings	529,054	496,537

	782,977	748,677
Less treasury stock, at cost; 199,066 and 239,340 Class A shares, respectively	(1,457)	(1,752)
Accumulated other comprehensive income	4,454	1,986

Total Shareholders’ Equity	785,974	748,911

Total Liabilities and Shareholders’ Equity	$7,194,174	$5,924,072

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues
Rental properties	$275,087	$208,664	$522,275	$418,262
Lumber trading	30,856	21,442	66,498	36,760

	305,943	230,106	588,773	455,022

Expenses
Operating expenses	176,244	134,689	345,542	270,189
Interest expense	61,716	46,176	120,963	89,310
Loss on early extinguishment of debt	—	10,718	—	10,718
Provision for decline in real estate	—	1,624	—	1,624
Depreciation and amortization	44,682	30,246	85,425	59,346

	282,642	223,453	551,930	431,187

Equity in earnings of unconsolidated real estate entities	43,650	11,827	49,894	21,670

Loss on disposition of other investments	—	(453)	—	(431)

Earnings before income taxes	66,951	18,027	86,737	45,074

Income tax expense (benefit)
Current	(889)	1,127	1,129	4,116
Deferred	23,825	5,022	27,378	11,641

	22,936	6,149	28,507	15,757

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	44,015	11,878	58,230	29,317
Minority interest	(9,054)	(4,908)	(16,379)	(7,485)

Earnings from continuing operations	34,961	6,970	41,851	21,832
Discontinued operations, net of tax and minority interest
Loss from operations	(168)	(367)	(381)	(490)
Gain on disposition of operating properties and division	30	—	11,817	53

	(138)	(367)	11,436	(437)

Cumulative effect of change in accounting principle, net of tax (Note A)	—	—	(11,261)	—

Net earnings	$34,823	$6,603	$42,026	$21,395

Basic earnings per common share
Earnings from continuing operations	$0.70	$0.14	$0.84	$0.44
(Loss) earnings from discontinued operations, net of tax and minority interest	—	(0.01)	0.23	(0.01)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.23)	—

Net earnings	$0.70	$0.13	$0.84	$0.43

Diluted earnings per common share
Earnings from continuing operations	$0.69	$0.14	$0.82	$0.43
(Loss) earnings from discontinued operations, net of tax and minority interest	(0.01)	(0.01)	0.23	(0.01)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.22)	—

Net earnings	$0.68	$0.13	$0.83	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended July 31,
	2004	2003 (restated)
	(in thousands)
Net earnings	$42,026	$21,395
Other comprehensive income, net of tax:
Unrealized (loss) gain on investments in securities:
Unrealized (loss) gain on securities, net of minority interest	(1,099)	4,088
Unrealized derivative gain:
Change in unrealized gain on interest rate contracts, net of minority interest	3,567	1,901

Other comprehensive income, net of tax	2,468	5,989

Comprehensive income	$44,494	$27,384

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock

	Class A		Class B		Additional
					Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Total
					(in thousands)
Six Months Ended July 31, 2004
Balances at January 31, 2004	36,510	$12,170	13,716	$4,572	$235,398	$496,537	239	$(1,752)	$1,986	$748,911
Net earnings						42,026				42,026
Other comprehensive income, net of tax									2,468	2,468
Dividends $.19 per share						(9,509)				(9,509)
Conversion of Class B to Class A shares	402	133	(402)	(133)						—
Exercise of stock options					462		(40)	295		757
Income tax benefit from stock option exercises					505					505
Amortization of unearned compensation					816					816

Balances at July 31, 2004	36,912	$12,303	13,314	$4,439	$237,181	$529,054	199	$(1,457)	$4,454	$785,974

Six Months Ended July 31, 2003
Balances at January 31, 2003	35,678	$11,892	14,548	$4,850	$232,029	$470,348	570	$(4,425)	$(332)	$714,362
Net earnings						21,395				21,395
Other comprehensive income, net of tax (restated)									5,989	5,989
Dividends $.15 per share						(7,473)				(7,473)
Conversion of Class B to Class A shares	502	168	(502)	(168)						—
Exercise of stock options					1,361		(146)	1,128		2,489
Income tax benefit from stock option exercises					661					661
Restricted stock issued					(1,013)		(113)	1,013		—
Amortization of unearned compensation					579					579

Balances at July 31, 2003	36,180	$12,060	14,046	$4,682	$233,617	$484,270	311	$(2,284)	$5,657	$738,002

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2004	2003
	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$482,755	$418,089
Cash distributions from unconsolidated entities	18,178	9,688
Proceeds from land sales	61,874	22,471
Land development expenditures	(30,404)	(39,893)
Operating expenditures	(318,905)	(284,123)
Interest paid	(112,199)	(91,829)

Net cash provided by operating activities	101,299	34,403

Cash Flows from Investing Activities
Capital expenditures	(427,151)	(212,037)
Proceeds from disposition of operating properties, division and other investments	27,969	54
Change in investments in and advances to real estate affiliates	(38,987)	2,419

Net cash used in investing activities	(438,169)	(209,564)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	100,000	300,000
Payment of senior notes issuance costs	(3,808)	(8,092)
Retirement of senior notes	—	(208,500)
Proceeds from borrowings under the long-term credit facility	128,000	34,000
Payments on long-term credit facility	(56,250)	(85,500)
Proceeds from nonrecourse mortgage debt	419,285	491,674
Principal payments on nonrecourse mortgage debt	(162,506)	(299,681)
Proceeds from notes payable	54,906	23,212
Payments on notes payable	(29,788)	(13,158)
Change in restricted cash and book overdrafts	(118,090)	(22,169)
Payment of deferred financing costs	(6,752)	(6,571)
Exercise of stock options	757	2,489
Dividends paid to shareholders	(9,002)	(5,970)
Decrease in minority interest	1,885	(12,433)

Net cash provided by financing activities	318,637	189,301

Net (decrease) increase in cash and equivalents	(18,233)	14,140
Cash and equivalents at beginning of period	107,491	122,356

Cash and equivalents at end of period	$89,258	$136,496

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2004	2003
	(in thousands)
Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$42,026	$21,395
Minority interest	16,379	7,485
Depreciation	69,454	48,860
Amortization	15,971	10,486
Equity in earnings of unconsolidated entities	(49,894)	(21,670)
Cash distributions from operations of unconsolidated entities	18,178	9,688
Deferred income taxes	28,121	9,875
Loss on disposition of other investments	—	431
Provision for decline in real estate	—	2,728
Early extinguishment of debt	—	10,718
Discontinued operations:
Loss on early extinguishment of debt	238	—
Depreciation	352	1,289
Amortization	78	229
Gain on disposition of operating properties and division	(20,213)	(411)
Minority interest	648	(168)
Cumulative effect of change in accounting principle	18,628	—
Increase in land included in projects under development	(4,702)	(787)
Decrease in land included in completed rental properties	775	—
Increase in land held for development or sale	(1,528)	(13,712)
Decrease in notes and accounts receivable	(61,914)	(32,906)
(Increase) decrease in inventories	(27,277)	4,282
Increase in other assets	(9,316)	(4,308)
Increase (decrease) in accounts payable and accrued expenses	65,295	(19,101)

Net cash provided by operating activities	$101,299	$34,403

Supplemental Non-Cash Disclosures:

The schedule below represents the effect of the following non-cash transactions for the six months ended July 31:

2004	•	Change in consolidation methods due to FIN No. 46 (R).
	•	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interests in four properties: Lenox Park, Lenox Club and Pavilion in the Residential Group and Tangerine in the Land Development Group.
	•	Modification of certain provisions of the Company’s arrangement with its partner in the New York operations for certain property partnerships.
2003	•	Increase in interest in Station Square Freight House, a specialty retail center.
	•	Disposition of interest in Trowbridge, a supported-living community.
	•	Increase in long-term debt and other assets related to the consolidation of a secured borrowing.

Operating Activities
Notes and accounts receivable	$39,977	$(106)
Increase in land held for development or sale	(12,534)	—
Other assets	(67,630)	(30,705)
Increase in deferred taxes	(3,038)	—
Accounts payable and accrued expenses	42,211	4,111

Total effect on operating activities	$(1,014)	$(26,700)

Investing Activities
Reduction in investments in and advances to real estate affiliates	$62,968	$—
(Increase) decrease of completed rental properties	(680,102)	11,014

Total effect on investing activities	$(617,134)	$11,014

Financing Activities
Increase in notes and loans payable	$17,088	$—
Increase in long-term debt	—	29,000
Increase (decrease) in nonrecourse mortgage debt	595,331	(13,314)
Increase in restricted cash	(5,661)	—
Increase in minority interest	11,390	—

Total effect of financing activities	$618,148	$15,686

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2004. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

New Accounting Standards — FIN No. 46(R)

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

The Company implemented FIN No. 46 (R) on February 1, 2004. Previously, the Company adopted the consolidation requirements for VIEs created after January 31, 2003 and the disclosure provisions of the interpretation that were effective upon issuance. As a result, the Company determined that it is the primary beneficiary of 25 previously unconsolidated VIEs representing 14 properties (19 VIEs representing eight properties in Residential Group, five VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). Of these 25 VIEs, 14 VIEs representing 13 properties (nine VIEs representing eight properties in Residential Group, four VIEs/properties in Commercial Group, and one VIE/property in Land Development Group) that were previously accounted for using the equity method of accounting have been fully consolidated. The remaining 11 VIEs (ten VIEs in Residential Group and one VIE representing one property in Commercial Group) were previously accounted for using the cost method of accounting have also been fully consolidated.

In addition, five properties in the Residential Group, which were determined to be VIEs have been deconsolidated because the Company is not considered the primary beneficiary of these properties. Although the Company is an equity investor in these properties, it lacks certain decision-making authority. Specifically, these properties are part of government sponsored housing programs that are administered by the U.S. Department of Housing and Urban Development (“HUD”). The Company determined through a review of the contractual agreements for these government sponsored programs that the decision-making rights of HUD, a non-equity investor, are restrictive rights that have a significant impact on these five properties. The Company determined that HUD is the primary beneficiary of these VIEs because it is most closely associated with the VIEs. The VIEs’ activities include providing affordable housing for those individuals that qualify as low-income individuals which is also HUD’s primary goal, mission, or purpose. Consistent with the provisions of FIN No. 46 (R), the Company does not consider the activities of these VIEs significant to it as they only have a de minimus affect on all the principal balance sheet captions.

The Company recorded a charge of $11,261,000 (pre-tax $18,628,000) for the cumulative effect of change in accounting principle, net of tax, in accordance with FIN No. 46 (R) which resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

Upon implementation of FIN No. 46 (R) on February 1, 2004, the Company determined that it holds variable interests in 39 other VIEs representing 39 properties (38 in Residential Group and one in Land Development Group) for which it is not the primary beneficiary. Of the 38 Residential entities, five that were previously consolidated have been subsequently deconsolidated in accordance with the provisions of FIN No. 46 (R). The Company is involved with its VIEs as an equity holder, lender, management agent, or through other contractual relationships. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $25,000,000 at February 1, 2004, which is recorded as investments in and advances to real estate affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R).

As of July 31, 2004 the Company determined that it is the primary beneficiary of 30 previously unconsolidated VIEs representing 16 properties (19 VIEs representing eight properties in Residential Group, 10 VIEs representing seven properties in Commercial Group, and one VIE/property in Land Development Group). As of July 31, 2004 the Company held variable interest in 48 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $16,660,000 at July 31, 2004, which is recorded as investments in and advances to real estate affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living apartments and land development.

The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary (net of the five deconsolidated properties) are as follows:

	February 1, 2004	July 31, 2004
	(in thousands)
Total Assets	$555,000	$568,000
Nonrecourse Mortgage Debt	$520,000	$498,000
Total Liabilities (including nonrecourse mortgage debt)	$540,000	$538,000
Minority Interest	$15,000	$30,000

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, provisions for decline in real estate and expected losses on VIEs. Actual results could differ.

Stock-Based Compensation

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. All options granted under the 1994 Stock Option Plan (as amended and restated) (the “Plan”) had an exercise price equal to the market value of the underlying common stock on the date of the grant, therefore, no stock-based employee compensation costs have been reflected in net earnings for stock options. Stock-based compensation costs, net of tax, relating to restricted stock awards were charged to net earnings in the amount of $307,000 and $207,000 during the three months ended July 31, 2004 and 2003, respectively, and $493,000 and $350,000 during the six months ended July 31, 2004 and 2003, respectively. While these amounts were computed under APB No. 25, they are equal to the fair value based amounts as computed under SFAS No. 123 “Accounting for Stock-Based Compensation.” The unearned compensation of restricted stock awards is reported as a reduction of additional paid-in-capital of $4,103,000 and $5,536,000 at July 31, 2004 and 2003, respectively, in the accompanying consolidated financial statements. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net earnings (in thousands)
As reported	$34,823	$6,603	$42,026	$21,395
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax	(828)	(906)	(1,655)	(1,547)

Pro forma	$33,995	$5,697	$40,371	$19,848

Basic earnings per share
As reported	$0.70	$0.13	$0.84	$0.43
Pro forma	$0.68	$0.11	$0.81	$0.40
Diluted earnings per share
As reported	$0.68	$0.13	$0.83	$0.42
Pro forma	$0.67	$0.11	$0.80	$0.39

Accounting for Derivative Instruments and Hedging Activities

During the three and six months ended July 31, 2004, the Company recorded approximately $1,104,000 and $725,000, respectively, as a decrease to interest expense in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. During the three and six months ended July 31, 2003, the Company recorded approximately $434,000 and $540,000, respectively, as an increase to interest expense, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” was not material. There were no derivative losses reclassified into earnings from other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter for the three and six months ended July 31, 2004 and 2003. As of July 31, 2004, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated other comprehensive income into earnings as interest expense associated with the ineffectiveness of cash flow hedges of approximately $2,000,000, net of tax.

At July 31 and January 31, 2004, the London InterBank Offered Rate (“LIBOR”) interest rate caps were reported at fair value of approximately $2,645,000 and $2,528,000, respectively, in the Consolidated Balance Sheets as other assets. The fair value of interest rate swap and floor agreements at July 31 and January 31, 2004 is an unrealized loss of $2,445,000 and $9,542,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”), with a fixed coupon of rate of 8.0% and maturity date of October 1, 2024, used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC (“Stapleton Land”, a 90% owned subsidiary of the Company) entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the Bond Market Association (“BMA”) index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (the “Fee”).

As Stapleton Land did not purchase the DURA bonds or act as a financing intermediary, no assessment was required pursuant to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company has concluded that the trust is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN 46(R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The purchase obligation and the Fee are considered derivatives pursuant to the provisions of SFAS No. 133 with all future changes in fair value recorded through earnings.

At inception, the Company determined the fair market value of the combined arrangement was approximately $394,000, which was recorded as revenue in the Consolidated Statement of Earnings for the three month period ended July 31, 2004. The fair market value was based on a probability weighted cash flows analysis of different scenarios in which the tax revenues supporting the bonds were the primary variable.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

Restatement

In 2001, Stapleton Land purchased $75,000,000 in Tax Increment Financing (“TIF”) bonds and $70,000,000 in Revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a Qualified Special Purpose Entity (the “Trust”), which in turn issued trust certificates to third parties. The District has a call option related to the Bonds through August 2004. In the event the Bonds are not removed from the Trust, the Company has the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land is entitled to the difference between the interest paid on the Bonds and the interest paid to the certificate holders less trustee fees, remarketing fees, and credit enhancement fees (the “Retained Interest”).

The Company assessed its transfer of the Bonds to Lehman and determined that it qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140 because the Company does not maintain control over the Trust and the Bonds are legally isolated from the Company’s creditors. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Bonds to Lehman. At inception, the Retained Interest had no determinable fair value as the cash flows were not practical to estimate because of the uncertain nature of the tax base still under development. As a result, the Retained Interest was recorded at zero with all future income to be recorded under the cost recovery method. The Company separately assessed the obligation to redeem the Bonds from the Trust pursuant to the provisions of SFAS No. 140 and concluded the liability was not material. At July 31 and January 31, 2004, the total principal outstanding in the securitization structure described above was $145,000,000, in accordance with the provisions of SFAS No. 140, which has not been recognized in the consolidated financial statements.

The Company has restated prior period financial statements for the six months ended July 31, 2003 resulting from a correction of an error in the application of SFAS No. 140 related to the Retained Interest. Prior to the restatement, the Company did not record any amount for the Retained Interest. Pursuant to SFAS No. 140, the Company determined that the change in fair value, subsequent to the initial assessment of fair value at inception of the Retained Interest, should have been recorded through OCI. This determination was based upon the fact that the fair value of cash flows from the Retained Interest should be accounted for as an available-for-sale security pursuant to the terms of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.

The restatement had no impact on net earnings or related per share amounts for the six months ended July 31, 2003. The restatement resulted in a decrease in the accumulated other comprehensive loss balance and an increase in the shareholders’ equity balance as of January 31, 2003 of $8,390,000. For the six months ended July 31, 2003, OCI increased $3,749,000 due to the increase in fair value of the Retained Interest, which resulted in a corresponding increase in other assets, an increase in shareholders’ equity and a decrease in the accumulated other comprehensive loss.

The following table summarizes the restated balances presented in the Consolidated Statement of Shareholders’ Equity:

	Accumulated Other	Total
	Comprehensive Income (Loss)	Shareholders’ Equity
	(in thousands)
July 31, 2003:
As originally reported	$(6,482)	$725,863
As restated	$5,657	$738,002

The Company reassesses the fair value and adjusts the amount of the Retained Interest through OCI on a quarterly basis. The Company measures its Retained Interest in the Trust at its estimated fair value based on the present value of the expected future cash flows, which are determined based on the expected future cash flows from the underlying Bonds and from expected changes in the rates paid to the certificate holders discounted at market yield, which considers the related risk. The difference between the amortized cost of the Retained Interest (approximately zero) and the fair value is recorded, net of the related tax and minority interest effects, in shareholders’ equity as a change in accumulated other comprehensive income. The amount recorded as a decrease (net of a $3,500,000 related to the recognition of revenue, discussed below) in accumulated other comprehensive income for the six months ended July 31, 2004, was $632,000 (net of tax and minority interest). The quarterly fair value calculations are determined based on the application of the following key assumptions determined at the time of transfer:

•	Estimated weighted average life in years, which was approximately two years, and

•	Residual cash flows discount rate, which was 6.50%.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

A sensitivity analysis of the changes in key assumptions resulted in an insignificant change in the amount recorded as a change in accumulated other comprehensive income for the six months ended July 31, 2004 due to the imminent removal of the Bonds from the Trust.

The Company records the fair value, net of tax and minority interest, of the Retained Interest in the Trust in other assets as an available-for-sale security in the Consolidated Balance Sheets. The following table summarizes the fair value of the Retained Interest:

	July 31, 2004	January 31, 2004	July 31, 2003
		(in thousands)
Fair value	$21,709	$22,870	$22,312
Fair value, net of tax and minority interest	$11,810	$12,442	$12,139

For the six months ended July 31, 2004, the Stapleton Land received and recorded $3,500,000 of pre-tax revenue from the Retained Interest. This amount was received pursuant to an amendment to the Stapleton Master Agreement which provided for the balance of the Retained Interest in excess of $20,000,000 on June 1, 2004 to be paid to Stapleton Land with no obligation to repay such amount.

In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by DURA. Additionally, the $70,000,000 Revenue bonds were removed from the Trust through a third party purchase and deposited into a special purpose entity (“Entity”). The Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATS”) which bear interest at a short-term floating rate and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest payment after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. The Company acquired the RITES for $127,500 and contributed refundable collateral of $10,000,000 for a credit enhancement. Upon removal of the Bonds from the Trust, Stapleton Land will record $21,709,000 of pre-tax revenue from the Retained Interest during the three months ending October 31, 2004.

Reclassification

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. The Company adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, certain amounts presented have been reclassified for property disposals (Note B).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B. Discontinued Operations and Gain on Disposition of Operating Properties and Division

Pursuant to the definition of a component of an entity in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, all earnings of consolidated properties which have been sold or are held for sale, assuming no significant continuing involvement, have been reclassified and reported as discontinued operations. The Company considers assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction, and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore gains on the sales of properties are reported in continuing operations when sold. For the three and six months ended July 31, 2004, three equity method investments were sold including Chapel Hill Mall, Chapel Hill Suburban, and Manhattan Town Center Mall. A pre-tax gain of $31,996,000 ($19,341,000 net of tax) has been reported in equity in earnings of unconsolidated real estate entities in the Consolidated Statement of Earnings and, therefore, are included in Earnings from Continuing Operations. No equity method investments were sold during the three and six months ended July 31, 2003.

Flatbush Avenue was included in discontinued operations at July 31, 2004 because there were no significant contingencies related to the sale. The sale of Flatbush Avenue was completed in August of 2004 (Note K). Also included in discontinued operations for three and six months ended July 31, 2004 and July 31, 2003 is Babin Building Centers, Inc. (“Babin”), a wholly owned subsidiary of Forest City Trading Group, Inc. which was sold in July 2004. Babin sells building materials to the new construction industry and to home remodelers.

The following table provides detail for properties included in discontinued operations.

		Square Feet/		Three Months	Six Months	Three Months	Six Months
		Number	Quarter/	Ended	Ended	Ended	Ended
Property	Location	of Units	Year Sold	7/31/2004	7/31/2004	7/31/2003	7/31/2003
Commercial Group:
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	Yes	Yes	Yes	Yes
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	Yes	Yes	Yes	Yes

Residential Group:
Woodlake	Silver Spring, Maryland	534 units	Q-1 2004	—	Yes	Yes	Yes
Trowbridge	Southfield, Michigan	305 units	Q-1 2003	—	—	—	Yes
Vineyards	Broadview Heights, Ohio	336 units	Q-3 2003	—	—	Yes	Yes
Laurels	Justice, Illinois	520 units	Q-3 2003	—	—	Yes	Yes

The following table summarizes the assets held for sale at July 31, 2004 related to Flatbush Avenue (in thousands). There were no assets classified as held for sale at January 31, 2004.

Assets
Real estate	$30,726
Other assets	3,037

$33,763

Liabilities
Mortgage debt, nonrecourse	$23,379
Other liabilities	296
Minority interest	2,018

$25,693

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B. Discontinued Operations and Gain on Disposition of Operating Properties and Division (continued)

Operating results relating to assets sold and held for sale are as follows.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Revenues	$4,556	$10,159	$10,741	$20,590

Expenses
Operating expenses	4,085	7,756	9,252	16,190
Interest expense	650	1,564	1,470	3,082
Loss on early extinguishment of debt	—	—	238	—
Provision for decline in real estate	—	1,104	—	1,104
Depreciation and amortization	119	695	430	1,518

	4,854	11,119	11,390	21,894
Gain on disposition of operating properties and division	714	—	20,213	411

Earnings (loss) before income taxes	416	(960)	19,564	(893)

Income tax expense (benefit)
Current	(91)	13	(400)	1,478
Deferred	—	(257)	7,880	(1,766)

	(91)	(244)	7,480	(288)

Earnings (loss) before minority interest	507	(716)	12,084	(605)
Minority interest	(645)	349	(648)	168

Net (loss) earnings from discontinued operations	$(138)	$(367)	$11,436	$(437)

The following table summarizes the gain (loss) on disposition of properties for the three and six months ended July 31, 2004 and 2003.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Discontinued Operations:
Woodlake	$—	$—	$19,499	$—
Hunting Park	1,807	—	1,807	—
Babin Building Centers, Inc.	(1,093)	—	(1,093)	—
Trowbridge	—	—	—	538
Other	—	—	—	(127)

Total	$714	$—	$20,213	$411

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C. Senior and Subordinated Debt

On February 10, 2004, the Company issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering under its shelf registration statement. A portion of the net proceeds from this offering was used to pay off the outstanding balance of $56,250,000 under the long-term credit facility (Note D). The balance of net proceeds was used for general working capital purposes. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.

On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015, in a public offering under its shelf registration statement. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remaining proceeds were used for offering costs of $8,151,000, to repay $73,000,000 outstanding under the revolver portion of the long-term credit facility and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, at any time on or after June 1, 2008 at a redemption price beginning at 103.813% for the year beginning June 1, 2008 and decreasing to 100% in years thereafter. However, if the Company completes one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.

The Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which has in turn issued to unrelated third parties custodial receipts which represent ownership in the bonds. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140 and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the book value (which approximates amortized cost) of the bonds was recorded as a secured borrowing with a liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheets. The Company does not participate in and therefore does not report any cash flows related to this borrowing.

In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear interest at 8.25% and are due September 15, 2010. Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the revolving credit facility.

D. Long-Term Credit Facility

Effective March 22, 2004, the Company increased its long-term credit facility to $450,000,000. The credit facility now consists solely of a $450,000,000 revolving line of credit (with no term loan) that matures in March 2007. This revolving line of credit includes up to a combined amount of $50,000,000 in outstanding letters of credit or surety bonds ($37,599,074 in letters of credit and $ -0- in surety bonds were outstanding at July 31, 2004).

The outstanding balance of the long-term credit facility was $128,000,000 at July 31, 2004. The January 31, 2004 term loan balance of $56,250,000 was paid in full on February 10, 2004 using a portion of the net proceeds from the $100,000,000 senior note offering (Note C). The amended agreement has terms comparable to the previous credit facility.

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Mortgage Debt, Nonrecourse

Nonrecourse mortgage debt, which is collateralized by completed rental properties, projects under development and undeveloped land, is as follows:

	July 31, 2004			January 31, 2004
	Amount		Rate(1)	Amount	Rate(1)
	(dollars in thousands)

Fixed	$2,873,647		6.82%	$2,480,223	6.91%
Variable
Taxable(2)	923,371		4.29%	757,406	4.18%
Tax-Exempt	583,270		2.20%	320,890	1.95%
UDAG	106,236		1.51%	75,658	2.03%

	$4,486,524	(3)	5.57%	$3,634,177	5.80%

(1)	Reflects weighted average interest rates including both the base index and lender margin.
(2)	Taxable variable-rate debt of $923,371 as of July 31, 2004 is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2005.
(3)	The Company’s implementation of FIN No. 46 (R) as of February 1, 2004, resulted in the full consolidation of 25 VIEs representing 14 properties which were previously accounted for using the equity or cost method of accounting. The change in consolidation method for these properties as a result of FIN No. 46 (R) resulted in an increase in nonrecourse mortgage debt, net of the five properties that were deconsolidated, of approximately $520,000 ($290,000 fixed and $230,000 variable) on the Company’s Consolidated Balance Sheet during the first quarter (See Note A).

On July 31, 2004, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development is as follows:

Amount
(in thousands)
Variable
Taxable	$85,278
Tax-Exempt	217,510
Fixed	62,598

Total	$365,386

Commitment from lenders	$551,066

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

The Company has purchased LIBOR interest rate hedges for its nonrecourse mortgage debt portfolio as follows:

	Caps		Swaps(1)
		Average		Average
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Period Covered
08/01/04-02/01/05(2)	$782,556	5.61%	$483,114	2.69%
02/01/05-02/01/06	501,756	5.43%	438,393	3.39%
02/01/06-02/01/07	390,953	5.60%	490,513	3.51%
02/01/07-02/01/08	88,493	7.58%	142,876	4.09%

(1)	Swaps include LIBOR contracts that have an initial average maturity greater than six months.
(2)	These LIBOR-based hedges as of August 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Mortgage Debt, Nonrecourse (continued)

The Company is engaged in discussions with its current lenders, and is actively pursuing new lenders, to extend and/or refinance maturing mortgage debt. As of July 31, 2004, the composition of mortgage debt maturities (including scheduled amortization and balloon payments) along with refinancing commitments and extension options for the next five years is as follows:

Fiscal Year Ending	Total	Scheduled		Committed	Extension	Net
January 31,	Maturities	Amortization	Balloons	Refinancings	Options	Balloons
(in thousands)
2005	$317,206	$72,701	$244,505	$52,233	$—	$192,272
2006	$420,104	$76,381	$343,723	$17,207	$119,090	$207,426
2007	$875,378	$65,204	$810,174	$97,500	$420,803	$291,871
2008	$339,420	$66,111	$273,309	$—	$—	$273,309
2009	$256,563	$64,802	$191,761	$—	$—	$191,761

F. Dividends

The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

	Date	Date of	Payment	Amount
	Declared	Record	Date	Per Share
	March 11, 2004	June 1, 2004	June 15, 2004	$0.09
	June 8, 2004	September 1, 2004	September 15, 2004	$0.10
*	September 8, 2004	December 1, 2004	December 15, 2004	$0.10

*	As this dividend was declared after July 31, 2004, it is not reflected in the consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

G. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for “earnings from continuing operations.”

	Earnings from
	Continuing	Weighted
	Operations	Average Common	Per
	(Note B)	Shares Outstanding	Common
	(Numerator)	(Denominator)	Share
	(in thousands)
Three Months Ended
July 31, 2004:
Basic EPS	$34,961	50,026,322	$0.70
Effect of dilutive securities — stock options	—	841,245	(0.01)

Diluted EPS	$34,961	50,867,567	$0.69

July 31, 2003:
Basic EPS	$6,970	49,853,143	$0.14
Effect of dilutive securities — stock options	—	712,210	—

Diluted EPS	$6,970	50,565,353	$0.14

Six Months Ended
July 31, 2004:
Basic EPS	$41,851	50,016,580	$0.84
Effect of dilutive securities — stock options	—	852,351	(0.02)

Diluted EPS	$41,851	50,868,931	$0.82

July 31, 2003:
Basic EPS	$21,832	49,793,928	$0.44
Effect of dilutive securities — stock options	—	613,826	(0.01)

Diluted EPS	$21,832	50,407,754	$0.43

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

During the year ended January 31, 2003, 14 of these properties completed a series of events that led to the reduction of these reserves. The first event was the modification or expiration of the government contracts that now allow for market rate apartment rentals, which provided a significant increase in expected future cash flows. This, in turn, increased the appraised values of these properties and in some instances, resulted in a settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest.

As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest was probable. As such, for the three and six months ended July 31, 2003, reductions of $-0- and $230,000 were included in revenue in the Consolidated Statements of Earnings. No reduction was recorded for the three and six months ended July 31, 2004.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

H.	Reduction of Reserves on Notes Receivable (continued)

Millender Center - In addition to the notes receivable discussed above, the Company owns a 4% partnership interest in Millender Center (the “Project”), a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan, and in 1985 loaned $14,775,000 to the 99% limited partners. A full reserve against the note and accrued interest was recorded in 1995 when the Company determined that collection was doubtful due to the operating performance of the Project at that time.

In October 1998, the Project entered into a lease agreement with General Motors (“GM”) whereby the Project, except for the apartments, is leased to GM through 2010. It is expected that GM will exercise the purchase option. This lease arrangement, coupled with the resurgence of downtown Detroit as a result of GM’s relocation of its corporate headquarters adjacent to the Project and the entry of the gaming industry, has significantly improved the operating performance of the Project. At the same time, the note was restructured to extend the term from December 31, 2000 to December 31, 2022. The Company believes that the current and anticipated improved performance of the Project supports its assessment that the note is now collectible. As a result, the Company reduced the reserves for the Millender Center by $-0- and $5,633,000 for the three and six months ended July 31, 2003, which is included in revenue in the Consolidated Statements of Earnings. The reduction of this reserve was primarily the result of increased cash flow projections due to the extension of the Project’s tax advantaged bonds. No reductions were recorded for the three and six months ended July 31, 2004.

FIN No. 46 (R) - The Company’s implementation of FIN No. 46 (R) as of February 1, 2004 (Note A), resulted in the full consolidation of the 19 VIEs mentioned above, which were previously accounted for using the equity or cost method of accounting. The balances of the federally subsidized housing projects notes and the Millender Center note were eliminated as a result of the new consolidation requirements. Prior to the implementation of FIN No. 46 (R), the reported balance of the remaining properties’ notes for the federally subsidized housing projects at January 31, 2004, was $15,392,771, under the equity or cost method of accounting, which includes a reserve for accrued interest and principal of $11,223,000. The reported balance of the note from Millender Center at January 31, 2004 was $20,385,000 under the equity method of accounting, which includes a reserve for accrued interest and the principal balance of $5,382,000.

I.	Investments in and Advances to Real Estate Affiliates

Included in investments in and advances to real estate affiliates are unconsolidated investments in entities which the Company does not control and is not deemed to be the primary beneficiary under FIN No. 46 (R), and which are accounted for under the equity method of accounting, as well as advances to other partners. Summarized financial information for the equity method investments is as follows:

	July 31,	January 31,
	2004	2004
	(in thousands)
Balance Sheet:
Completed rental properties	$1,744,264	$2,375,832
Projects under development	238,590	263,687
Land held for development or sale	139,597	104,851
Accumulated depreciation	(448,301)	(499,297)
Restricted cash(1)	407,533	50,503
Other assets	153,204	195,765

Total Assets	$2,234,887	$2,491,341

Mortgage debt, nonrecourse	$1,878,975	$2,153,443
Advances from general partner	—	1,385
Other liabilities	158,479	166,907
Members’ and partners’ equity	197,433	169,606

Total Liabilities and Partners’ Equity	$2,234,887	$2,491,341

(1) The increase in restricted cash from January 31, 2004 to July 31, 2004 primarily relates to escrow deposits for construction loan proceeds of approximately $306,140 for Ohana Military Communities, a 1,952 unit residential development property in Honolulu, Hawaii. The remaining increase is primarily related to $49,632 of cash proceeds held by qualified intermediaries from the dispositions of Chapel Hill Mall, Chapel Hill Suburban, and Manhattan Town Center Mall until the Company purchases replacement assets under Section 1031 of the Internal Revenue Code.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

H.	Reduction of Reserves on Notes Receivable (continued)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands)
Operations:
Revenues	$134,704	$151,905	$255,461	$293,730
Operating expenses	(76,527)	(81,456)	(145,533)	(158,708)
Interest expense	(24,164)	(35,240)	(48,972)	(69,774)
Depreciation and amortization	(14,503)	(19,675)	(28,348)	(38,043)
Gain on disposition of operating properties(2)	61,427	—	61,427	—

Net earnings (pre-tax)	$80,937	$15,534	$94,035	$27,205

Company’s portion of net earnings (pre-tax)	$43,650	$11,827	$49,894	$21,670

(2)	The following table shows the detail of gain on disposition of operating properties that were held by equity method investments:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands)
Chapel Hill Mall (Akron, Ohio)	$56,455	$—	$56,455	$—
Chapel Hill Suburban (Akron, Ohio)	1,831	—	1,831	—
Manhattan Town Center Mall (Manhattan, Kansas)	3,141	—	3,141	—

Total gain on disposition of operating properties	$61,427	$—	$61,427	$—

Company’s portion of gain on disposition of operating properties	$31,996	$—	$31,996	$—

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	July 31,	January 31,
	2004	2004
	(in thousands)
Members’ and partners’ equity, as above	$197,433	$169,606
Equity of other partners	107,305	51,567

Company’s investment in partnerships	90,128	118,039
Advances to partnerships, as above	—	1,385
Advances to other real estate affiliates(3)	330,977	313,160

Investments in and Advances to Real Estate Affiliates	$421,105	$432,584

(3)	As is customary within the real estate industry, the Company invests in certain real estate projects through joint ventures. The Company often provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York Office operations. The Company consolidates its investments in these projects. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. At July 31, 2004 and January 31, 2004, amounts advanced for real estate projects on behalf of this partner, collateralized by this partnership interest, were $88,472 and $114,164, respectively, of the $330,977 and $313,160 presented above for “Advances to other real estate affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property. Effective February 1, 2004, the Company modified certain provisions of its arrangement with its partner in the New York operations for certain existing and all prospective property partnerships, whereby the partner will have no deficit restoration obligation on future partnership transactions. These modifications had, and are expected to have, an insignificant financial impact on the Company. During the first quarter of 2004, the Company has reclassified in its Consolidated Balance Sheet a net amount of approximately $30,000 from investments and advances to real estate affiliates to minority interest, which had no impact to its Consolidated Statements of Earnings or Cash Flows.

Upon implementation of FIN No. 46 (R), the Company determined that it is the primary beneficiary of 25 previously unconsolidated VIEs that have been consolidated effective February 1, 2004 (Note A).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

J. Segment Information

The Company uses an additional measure, along with net earnings, to report its operating results. This non-GAAP measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) is defined as net earnings excluding the following items: i) gain (loss) on disposition of operating properties, division and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax).

The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is in the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT tells the chief operating decision maker how profitable a real estate segment is simply by operating for the sole purpose of collecting rent, paying operating expenses and servicing its debt. In contrast, the Company’s reported GAAP financial statements include numerous accounting items which have been excluded from EBDT and disclosed in its filings that the Company believes are not consistent with its chief operating decision maker’s review of financial performance and allocation of resources amongst its segments.

EBDT, as presented, excludes gains or losses on sales, provisions for decline, straight-line rent adjustments, cumulative effect of accounting changes, depreciation and amortization and deferred taxes in assessing performance of these segments so the Company’s chief operating decision maker, along with its entire management team, is able to evaluate what they view to be the core operations of each segment.

Although net earnings under GAAP is useful in assessing the overall performance of the Company on a consolidated basis, net earnings do not provide the management team and chief operating decision maker with a clear measure of each segment’s core operating performance.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

J. Segment Information (Continued)

The following tables summarize financial data for the Commercial, Residential, Land Development, Lumber Trading Groups and Corporate Activities. All amounts, including footnotes, are presented in thousands.

			Three Months		Six Months
	July 31,	January 31,	Ended July 31,		Ended July 31,
			Expenditures for Additions
	Identifiable Assets		to Real Estate
	2004	2004	2004	2003	2004	2003
Commercial Group	$4,567,706	$3,853,283	$166,053	$89,241	$280,100	$151,581
Residential Group	1,989,406	1,457,512	57,013	13,102	168,921	50,170
Land Development Group	242,034	229,791	2,311	26,368	14,584	32,725
Lumber Trading Group	337,196	290,284	150	790	302	850
Corporate Activities	57,832	93,202	1,434	550	1,742	633

Total	$7,194,174	$5,924,072	$226,961	$130,051	$465,649	$235,959

	Three Months		Six Months		Three Months		Six Months
	Ended July 31,		Ended July 31,		Ended July 31,		Ended July 31,
	Revenues				Interest Expense
	2004	2003	2004	2003	2004	2003	2004	2003
Commercial Group	$196,984	$154,808	$361,179	$313,680	$39,179	$31,543	$77,232	$61,651
Residential Group	54,924	41,232	106,204	79,451	10,593	5,265	21,966	11,533
Land Development Group	23,159	12,452	54,798	24,831	1,863	978	2,719	1,427
Lumber Trading Group(1)	30,856	21,442	66,498	36,760	1,223	716	2,220	1,324
Corporate Activities	20	172	94	300	8,858	7,674	16,826	13,375

Total	$305,943	$230,106	$588,773	$455,022	$61,716	$46,176	$120,963	$89,310

	Three Months		Six Months		Three Months		Six Months
	Ended July 31,		Ended July 31,		Ended July 31,		Ended July 31,
	Operating Expenses				Depreciation and Amortization Expense
	2004	2003	2004	2003	2004	2003	2004	2003
Commercial Group	$96,487	$78,390	$180,474	$168,002	$30,425	$24,803	$59,815	$47,730
Residential Group	35,259	22,932	65,056	41,506	13,410	4,455	23,742	9,709
Land Development Group	11,712	7,191	30,951	15,106	(48)	61	56	120
Lumber Trading Group	25,817	19,202	55,430	33,811	408	438	841	873
Corporate Activities	6,969	6,974	13,631	11,764	487	489	971	914

Total	$176,244	$134,689	$345,542	$270,189	$44,682	$30,246	$85,425	$59,346

	Three Months		Six Months		Three Months		Six Months
	Ended July 31,		Ended July 31,		Ended July 31,		Ended July 31,
					Earnings Before Depreciation
	Earnings Before Income Taxes (EBIT)				Amortization & Deferred Taxes (EBDT)
	2004	2003	2004	2003	2004	2003	2004	2003
Commercial Group	$33,418	$24,367	$47,525	$43,870	$52,476	$42,052	$91,342	$80,238
Gain on disposition of equity method operating properties	31,996	—	31,996	—	—	—	—	—
Residential Group	(2,083)	11,647	(63)	25,185	16,905	18,164	33,671	37,760
Land Development Group	16,509	7,830	30,606	12,933	7,734	6,337	15,838	8,896
Lumber Trading Group	3,404	1,085	8,006	754	1,771	436	4,355	88
Corporate Activities	(16,293)	(26,449)	(31,333)	(37,237)	(7,891)	(16,739)	(19,090)	(25,297)
Loss on disposition of other investments	—	(453)	—	(431)	—	—	—	—

Total	$66,951	$18,027	$86,737	$45,074	$70,995	$50,250	$126,116	$101,685

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

J. Segment Information (Continued)

Reconciliation of EBDT to Net Earnings by Segment:

			Land	Lumber
	Commercial	Residential	Development	Trading	Corporate
Three Months Ended July 31, 2004	Group	Group	Group	Group	Activities	Total
EBDT	$52,476	$16,905	$7,734	$1,771	$(7,891)	$70,995
Depreciation and amortization — Real Estate Groups	(32,185)	(15,578)	84	—	—	(47,679)
Deferred taxes — Real Estate Groups	(7,713)	(1,431)	1,711	—	(2,123)	(9,556)
Straight-line rent adjustment	1,394	(25)	—	—	—	1,369
Gain on disposition of equity method operating properties, net of tax	19,341	—	—	—	—	19,341
Discontinued operations, net of tax and minority interest:(2)
Depreciation and amortization	(70)	(1)	—	—	—	(71)
Deferred taxes	(48)	425	—	—	—	377
Straight-line rent adjustment	17	—	—	—	—	17
Gain (loss) on disposition of operating properties and division	691	—	—	(661)	—	30

Net earnings	$33,903	$295	$9,529	$1,110	$(10,014)	$34,823

Three Months Ended July 31, 2003
EBDT	$42,052	$18,164	$6,337	$436	$(16,739)	$50,250
Depreciation and amortization — Real Estate Groups	(24,823)	(7,359)	(18)	—	—	(32,200)
Deferred taxes — Real Estate Groups	(6,040)	(2,563)	(1,961)	—	589	(9,975)
Straight-line rent adjustment	644	143	—	—	—	787
Provision for decline in real estate recorded on equity method, net of tax	—	(982)	—	—	—	(982)
Loss on disposition of other investments, net of tax	—	—	—	—	(274)	(274)
Discontinued operations, net of tax and minority interest:(2)
Depreciation and amortization	(165)	(460)	—	—	—	(625)
Deferred taxes	50	(1)	—	—	—	49
Straight-line rent adjustment	40	—	—	—	—	40
Provision for decline in real estate	(467)	—	—	—	—	(467)

Net earnings	$11,291	$6,942	$4,358	$436	$(16,424)	$6,603

			Land	Lumber
	Commercial	Residential	Development	Trading	Corporate
Six Months Ended July 31, 2004	Group	Group	Group	Group	Activities	Total
EBDT	$91,342	$33,671	$15,838	$4,355	$(19,090)	$126,116
Depreciation and amortization — Real Estate Groups	(63,501)	(29,132)	50	—	—	(92,583)
Deferred taxes — Real Estate Groups	(9,128)	(3,005)	1,560	—	(181)	(10,754)
Straight-line rent adjustment	(504)	(68)	—	—	—	(572)
Gain on disposition of equity method operating properties and division, net of tax	19,341	—	—	—	—	19,341
Discontinued operations, net of tax and minority interest:(2)
Depreciation and amortization	(213)	(108)	—	—	—	(321)
Deferred taxes	(72)	281	—	—	—	209
Straight-line rent adjustment.	34	—	—	—	—	34
Gain (loss) on disposition of operating properties and division	691	11,787	—	(661)	—	11,817
Cumulative effect of change in accounting principle, net of tax	(477)	(10,784)	—	—	—	(11,261)

Net earnings	$37,513	$2,642	$17,448	$3,694	$(19,271)	$42,026

Six Months Ended July 31, 2003
EBDT	$80,238	$37,760	$8,896	$88	$(25,297)	$101,685
Depreciation and amortization — Real Estate Groups	(47,883)	(15,060)	(36)	—	—	(62,979)
Deferred taxes — Real Estate Groups	(12,081)	(5,771)	(1,736)	—	2,479	(17,109)
Straight-line rent adjustment	2,308	143	—	—	—	2,451
Provision for decline in real estate recorded on equity method, net of tax	—	(982)	—	—	—	(982)
Loss on disposition of other investments, net of tax	—	—	—	—	(261)	(261)
Discontinued operations, net of tax and minority interest:(2)
Depreciation and amortization	(334)	(926)	—	—	—	(1,260)
Deferred taxes	185	(1)	—	—	—	184
Straight-line rent adjustment.	80	—	—	—	—	80
Provision for decline in real estate	(467)	—	—	—	—	(467)
(Loss) gain on disposition of operating properties	(64)	117	—	—	—	53

Net earnings	$21,982	$15,280	$7,124	$88	$(23,079)	$21,395

(1)	The Company recognizes the gross margin on lumber brokerage sales as Revenues. Sales invoiced for the three months ended July 31, 2004 and 2003 were $1,073,196 and $651,720, respectively. Sales invoiced for the six months ended July 31, 2004 and 2003 were $2,076,663 and $1,185,791, respectively. In July 2004, Babin Building Centers, Inc. (a wholly-owned subsidiary of Lumber Trading Group) was sold and, therefore, its operations are presented as discontinued operations for the three and six months periods ended July 31, 2004 and 2003.
(2)	See Note B — Discontinued Operations starting on page 12 for more information.

K. Subsequent Events

On August 9, 2004, the Company sold Flatbush Avenue specialty retail center located in Brooklyn, New York. This property was accounted for under the full consolidation method of accounting. The Company’s pre-tax gain on disposition as a result of the sale is estimated to be approximately $1,000,000.

On August 16, 2004, the Company closed on the acquisition of a 14.8% ownership interest in Brooklyn Sports, LLC (“Brooklyn Sports”). Concurrently, Brooklyn Basketball, LLC, a wholly owned subsidiary of Brooklyn Sports purchased 100% of the New Jersey Basketball, LLC, the owner of the National Basketball Association franchise known as the New Jersey Nets. The investment in Brooklyn Sports is part of the Company’s efforts to pursue real estate development projects in Brooklyn, New York. The Company intends to develop a new entertainment arena complex and adjacent developments combining housing, offices, shops and public open space. The Company is currently in the process of evaluating the accounting treatment under FIN No. 46(R) related to the purchase.

In connection with the purchase of the team, Brooklyn Sports and the Company have provided an indemnity guarantee for certain potential losses. The Company’s indemnity is limited to $100,000,000. The indemnification provisions are standard provisions that are required by the National Basketball Association. Brooklyn Sports and the Company have each purchased a separate insurance policy to mitigate the risk of potential loss. The Company is currently assessing the impact of the indemnification in accordance with FIN 45.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and Subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are principally engaged in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. We have four strategic business units. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations, through our partnership with Forest City Ratner Companies, are part of the Commercial Group. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Trading Group, a wholesaler, sells lumber to customers in all 50 states and the Canadian provinces. We have approximately $7.2 billion of assets in 20 states and the District of Columbia. Our Corporate headquarters are in Cleveland, Ohio.

RESULTS OF OPERATIONS

We report our results of operations for each of our four strategic business units and Corporate Activities as we believe this presentation provides the most meaningful understanding of our financial performance.

Overview — We are a fully-integrated real estate company principally engaged in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. Our portfolio includes interests in retail centers, apartment communities, office buildings, land development and hotels. We believe that our Company benefits from geographic focus and product diversity. Our products are focused in our core markets, which include New York City/Philadelphia metropolitan area, Boston, Denver, California and the Washington, D.C./Baltimore metropolitan area. These are growing urban markets with high barriers to entry where we have successfully gained access to large, complex commercial, residential and mixed-use projects.

Certain amounts in the Consolidated Balance Sheets, Statements of Earnings and Statements of Cash Flows are not comparable to the prior period due to the implementation of FIN No. 46(R) at February 1, 2004 (see New Accounting Standards-FIN No. 46(R) section), and the consolidation of four properties previously accounted under the equity method due to the acquisition of our partners’ interest.

During the second quarter of 2004 we opened three properties in our Commercial Group: Brooklyn Commons, Atlantic Terminal Retail, and Atlantic Terminal Office, all in Brooklyn, New York.

Other significant milestones occurring during the second quarter included:

•	Sale of Chapel Hill Mall and Chapel Hill Suburban, both located in Akron, Ohio;

•	Sale of Manhattan Town Center Mall in Manhattan, Kansas;

•	Sale of Babin Building Centers, Inc. (a wholly-owned subsidiary of Lumber Trading Group);

•	Signed a 50-year partnership agreement for the ownership, development and management of U.S. Navy family housing at five existing Navy communities in Hawaii;

•	Closed on the financing for the New York Times project in Manhattan, New York and started construction.

We believe the economy continues to recover although recent statistics indicate the improvement may be somewhat slow and erratic. For the quarter, the operating performance for our comparable properties (properties that were open and operating in both the second quarter of 2004 and 2003) improved substantially over the first quarter. In our Commercial Group, retail portfolio continues to be the strongest portfolio of our business. Our office and hotel portfolios compare favorably to a year ago, and more than offset decreases in our Residential Group.

With a full project development pipeline of opportunities in diverse products and locations, we believe we are well-positioned for future growth. We continue to remain cautiously optimistic and mindful of present economic risks as we move through 2004. The development and operating risks that we are encountering are mitigated by our proven ability to execute and our consistent successful track record.

Net Earnings — Our Net Earnings for the three months ended July 31, 2004 were $34,823,000 versus $6,603,000 for the three months ended July 31, 2003. Net earnings for the six months ended July 31, 2004 were $42,026,000 versus $21,395,000 for the six months ended July 31, 2003. The positive fluctuation for this year compared to prior year is primarily attributable to gains on disposition totaling $52,209,000 on a pre-tax basis ($31,158,000 after tax and minority interest), of which $31,996,000 pre-tax ($19,341,000 after tax) is included in equity in earnings of unconsolidated entities. These aggregate gains are the result of the dispositions of one apartment complex, two regional malls and two specialty retail centers in 2004. The positive fluctuation is also attributable to the acquisition of eight residential communities, one residential expansion, four office buildings and three retail centers from July 31, 2003 to July 31, 2004. In addition, we experienced increased land sales in the Land Development Group and increased earnings in the Lumber Trading Group.

Summary of Segment Operating Results — The following tables present a summary of revenues, operating expenses and interest expense incurred by each segment for the three and six months ended July 31, 2004 and 2003.

See discussion of these amounts by segment in the narratives below.

	Three Months Ended July 31,			Six Months Ended July 31,
	2004	2003	Variance	2004	2003	Variance
	(in thousands)			(in thousands)
Revenues
Commercial Group	$196,984	$154,808	$42,176	$361,179	$313,680	$47,499
Residential Group	54,924	41,232	13,692	106,204	79,451	26,753
Land Development Group	23,159	12,452	10,707	54,798	24,831	29,967
Lumber Trading Group	30,856	21,442	9,414	66,498	36,760	29,738
Corporate Activities	20	172	(152)	94	300	(206)

Total Revenues	$305,943	$230,106	$75,837	$588,773	$455,022	$133,751

Operating Expenses
Commercial Group	$96,487	$78,390	$18,097	$180,474	$168,002	$12,472
Residential Group	35,259	22,932	12,327	65,056	41,506	23,550
Land Development Group	11,712	7,191	4,521	30,951	15,106	15,845
Lumber Trading Group	25,817	19,202	6,615	55,430	33,811	21,619
Corporate Activities	6,969	6,974	(5)	13,631	11,764	1,867

Total Operating Expenses	$176,244	$134,689	$41,555	$345,542	$270,189	$75,353

Interest Expense
Commercial Group	$39,179	$31,543	$7,636	$77,232	$61,651	$15,581
Residential Group	10,593	5,265	5,328	21,966	11,533	10,433
Land Development Group	1,863	978	885	2,719	1,427	1,292
Lumber Trading Group	1,223	716	507	2,220	1,324	896
Corporate Activities	8,858	7,674	1,184	16,826	13,375	3,451

Total Interest Expense	$61,716	$46,176	$15,540	$120,963	$89,310	$31,653

Commercial Group

Revenues — Revenues for the Commercial Group increased by $42,176,000 for the three months ended July 31, 2004 over the same period in the prior year. This increase is primarily the result of:

•	Increase of $16,788,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $5,145,000 primarily related to an increase in occupancy and rates;

•	Increase of $9,996,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46(R): Mall at Robinson in Pittsburgh, Pennsylvania, Mall at Stonecrest in Atlanta, Georgia, and M.K. Ferguson Plaza in Cleveland, Ohio. (See New Accounting Standards - FIN No. 46(R); section of the MD&A);

•	Increase of $4,268,000 related to commercial land sales at Antelope Valley Mall in Palmdale, California and at Saddle Rock, in Aurora, Colorado;

•	Increase of $12,213,000 related to development fee revenue at Twelve MetroTech Center in Brooklyn, New York.

•	The balance of the remaining increase in revenues of approximately $566,000 was generally due to fluctuations in operations at mature properties.

These increases in revenue were partially offset by the following decrease:

•	Decrease of $6,800,000 related to non-recurring insurance proceeds at the Embassy Suites Hotel in Manhattan, New York recognized in 2003;

Revenues for the Commercial Group increased by $47,499,000 for the six months ended July 31, 2004 over the same period in the prior year. This increase in revenues was primarily the result of:

•	Increase of $31,083,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $8,461,000 primarily related to an increase in occupancy and rates;

•	Increase of $20,317,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46(R): Mall at Robinson, Mall at Stonecrest and M.K. Ferguson Plaza. (See New Accounting Standards - FIN No. 46(R) section of the MD&A);

•	Increase of $4,268,000 related to commercial land sales at Antelope Valley Mall and Saddle Rock;

•	Increase of $11,157,000 related to an increase in development fee revenue related to Twelve MetroTech Center in Brooklyn, New York.

•	The balance of the remaining increase in revenues of approximately $631,000 was generally due to fluctuations in operations at mature properties.

These increases in revenue were partially offset by the following decreases:

•	Decrease of $10,318,000 related to non-recurring insurance proceeds at the Embassy Suites Hotel and Battery Park City in Manhattan, New York recognized in 2003;

•	Decrease in commercial land sales of $18,100,000 related to the sale of land in Queens, New York in 2003.

Operating and Interest Expenses — Operating expenses for the Commercial Group increased $18,097,000 for the three months ended July 31, 2004 over the same period in the prior year. The increase in operating expenses was primarily the result of:

•	Increase of $5,735,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $479,000 primarily related to an increase in occupancy;

•	Increase of $4,293,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46(R): Mall at Robinson, Mall at Stonecrest, and M.K. Ferguson Plaza;

•	Increase in costs relating to commercial land sales of $4,016,000 at Antelope Valley Mall and Saddle Rock.

•	The balance of the increase in operating expenses of approximately $3,574,000 was generally due to fluctuations in operations at mature properties.

Operating expenses for the Commercial Group increased $12,472,000 for the six months ended July 31, 2004 over the same period in the prior year. The increase in operating expenses was primarily the result of:

•	Increase of $10,037,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $907,000 primarily related to an increase in occupancy;

•	Increase of $8,866,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46(R): Mall at Robinson, Mall at Stonecrest, and M.K. Ferguson Plaza;

•	Increase in costs related to outlot sales of $4,016,000 at Antelope Valley Mall and Saddle Rock.

•	The balance of the increase in operating expenses of approximately $6,251,000 was generally related to fluctuations in operations at mature properties.

These increases in operating expenses were partially offset by the following decrease:

•	Decrease in costs related to commercial land sales of $17,605,000 due primarily to the sale of land in Queens, New York in 2003.

Interest expense increased during the three months ended July 31, 2004 for the Commercial Group by $7,636,000 and $15,581,000 during the six months ended July 31, 2004 compared the same periods in the prior year. The increase is primarily attributable to the consolidation of the three properties listed above that were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46(R) and the opening of 40 Landsdowne Street and Fifteen MetroTech Center in the second quarter of 2003.

The following table presents the significant increases in revenues and operating expenses incurred by the Commercial Group for new property openings for the three and six months ended July 31, 2004 compared to the same period in the prior year (dollars in thousands):

					Three Months Ended		Six Months Ended
					July 31, 2004
		Quarter/Year				Operating		Operating
Property	Location	Opened		Square Feet	Revenues	Expenses	Revenues	Expenses
Retail Centers:
Brooklyn Commons	Brooklyn, NY	Q2-	2004	151,000	$551	$137	$551	$137
Atlantic Terminal	Brooklyn, NY	Q2-	2004	373,000	$495	$1,006	$495	$1,006
Short Pump Town Center(1)	Richmond, VA	Q3-	2003	1,251,000	4,707	1,404	9,494	3,059
Office Buildings:
Atlantic Terminal	Brooklyn, NY	Q2-	2004	399,000	3,036	746	3,036	746
Harlem Center	Manhattan, NY	Q4-	2003	146,000	1,199	499	1,773	759
Fifteen MetroTech Center	Brooklyn, NY	Q2-	2003	653,000	5,322	1,247	11,506	2,842
40 Landsdowne Street	Cambridge, MA	Q2-	2003	215,000	1,478	696	4,228	1,488

Total					$16,789	$5,735	$31,083	$10,037

(1)	This property was consolidated in accordance with FIN No. 46 (R) effective February 1, 2004.

Residential Group

Revenues — Revenues for the Residential Group increased by $13,692,000 during the three months ended July 31, 2004 compared to the same period in the prior year. These increases were primarily the result of:

•	Increase of $3,021,000 related to new property openings and acquisitions, as noted in the table below;

•	Increase of $6,364,000 related to the consolidation of three properties previously accounted for under the equity method of accounting as the result of the acquisition of our partner’s interest;

•	Increase of $9,186,000 related to the consolidation of ten properties previously accounted for under the equity method of accounting as the result of the restructuring of partnership agreements; and

•	Increase of $5,627,000 related to the consolidation of seven properties that were not consolidated prior to the implementation of FIN No. 46(R).

These increases in revenues were partially offset by the following decreases:

•	Decrease of $5,300,000 related to the recognition in the prior comparable period of non-recurring contingent interest income from an unreserved participating note receivable;

•	Decrease of $1,544,000 related to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46(R);

•	Decrease of $3,113,000 related to the sale of a parcel of land in Long Island, New York; and

•	The balance of the remaining decrease of approximately $549,000 is generally due to fluctuations in mature properties.

Revenues for the Residential Group increased by $26,753,000 during the six months ended July 31, 2004 compared to the same period in the prior year. These increases were primarily the result of:

•	Increase of $5,381,000 related to new property openings and acquisitions, as noted in the table below;

•	Increase of $10,483,000 related to the consolidation of three properties previously accounted for under the equity method of accounting as the result of the acquisition of our partner’s interest;

•	Increase of $18,371,000 related to the consolidation of ten properties previously accounted for under the equity method of accounting as the result of the restructuring of partnership agreements; and

•	Increase of $11,095,000 related to the consolidation of seven properties that were not consolidated prior to the implementation of FIN No. 46 (R).

These increases in revenues were partially offset by the following decreases:

•	Decrease of $5,300,000 related to the recognition in the prior comparable period of non-recurring contingent interest income from an unreserved participating note receivable;

•	Reduction of $5,633,000 related primarily to the reserve for the note receivable from Millender Center in the prior period;

•	Decrease of $3,150,000 related to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R);

•	Decrease of $3,113,000 related to the sale of a parcel of land in Long Island, New York; and

•	The balance of the remaining decrease of approximately $1,381,000 is generally due to fluctuations in mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group increased by $12,327,000 during the three months ended July 31, 2004 compared to the same period in the prior year. These increases were primarily the result of:

•	Increase in cost of $2,090,000 related to the new property openings and acquisitions, as noted in the table below;

•	Increase in cost of $3,142,000 related to three properties previously accounted for under the equity method of accounting as a result of the acquisition of our partner’s interest;

•	Increase in cost of $4,407,000 related to ten properties previously accounted for under the equity method of accounting as the result of the restructuring of partnership agreements;

•	Increase in cost of $3,166,000 related to seven properties that were not consolidated prior to the implementation of FIN No. 46 (R);

•	Increase in project write-offs of abandoned development projects totaling $1,177,000 compared to the same period in the prior year; and

•	The balance of the remaining increase of approximately $2,708,000 is generally due to fluctuations in mature properties.

These increases in operating expenses were partially offset by the following decreases:

•	Decrease of $784,000 relating to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R); and

•	Decrease in cost of $3,579,000 related to the sale of a parcel of land in Long Island, New York.

Operating expenses for the Residential Group increased by $23,550,000 during the six months ended July 31, 2004 compared to the same period in the prior year. These increases were primarily the result of:

•	Increase in cost of $3,933,000 related to new property openings and acquisitions, as noted in the table below;

•	Increase in cost of $5,090,000 related to three properties previously accounted for under the equity method of accounting as a result of the acquisition of our partner’s interest;

•	Increase in cost of $8,813,000 related to ten properties previously accounted for under the equity method of accounting as the result of the restructuring of partnership agreements;

•	Increase in cost of $6,182,000 related to seven properties that were not consolidated prior to the implementation of FIN No. 46 (R);

•	Increase in project write-offs of abandoned development projects totaling $1,953,000 compared to the same period in the prior year; and

•	The balance of the remaining increase of approximately $2,899,000 is generally due to fluctuations in mature properties.

These increases in operating expenses were partially offset by the following decreases:

•	Decrease of $1,758,000 related to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R); and

•	Decrease in cost of $3,562,000 related to the sale of a parcel of land in Long Island, New York.

Interest expense for the Residential Group increased by $5,328,000 during the three months ended July 31, 2004 compared to the same period in the prior year. Interest expense increased by $2,797,000 due to the consolidation of several properties that were previously accounted for under the equity method of accounting and $1,003,000 related to properties that were previously not consolidated prior to the implementation of FIN No. 46 (R). The remaining increase is primarily related to new property openings and acquisitions.

Interest expense for the Residential Group increased by $10,433,000 during the six months ended July 31, 2004 compared to the same period in the prior year. Interest expense increased by $5,581,000 due to the consolidation of several properties that were previously accounted for under the equity method of accounting and $2,563,000 related to properties that were previously not consolidated prior to the implementation of FIN No. 46 (R). The remaining increase is primarily related to new property openings and acquisitions.

The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for new property openings and acquisitions for the three and six months ended July 31, 2004 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Six Months Ended
		Quarter /		July 31, 2004
		Year Opened /	Number of		Operating		Operating
Property	Location	Acquired	Units	Revenues	Expenses	Revenues	Expenses
East 29th Avenue Town Center	Denver, CO	Q1 - 2004	156 (2)	$524	$337	$885	$624
Sterling Glen of Rye Brook	Rye Brook, NY	Q1 - 2004	165	513	925	550	1,401
Cherrywood Village(1)	Denver, CO	Q3 - 2003	360	670	276	1,343	602
Ranchstone(1)	Denver, CO	Q3 - 2003	368	656	272	1,324	602
Consolidated Carolina	Richmond, VA	Q2 - 2003	158	408	177	751	364
Emerald Palms Expansion	Miami, FL	Q2 - 2004	86	15	2	15	2
Federally Assisted Housing (FAH)
Properties:
Grove(1)	Ontario, CA	Q3 - 2003	101	240	138	483	241
Independence Place II(1)	Parma Heights, OH	Q1 - 2003	201	1	(53)	50	(64)
Plymouth Square(1)	Detroit, MI	Q1 - 2003	280	(6)	16	(20)	161

Total				$3,021	$2,090	$5,381	$3,933

(1)	Acquired property.
(2)	Project also includes 141,000 total square feet (57,000 square feet owned / managed by FCE) of retail and 34,000 square feet of office.

Land Development Group

Revenues - Revenues from the sale of land and the related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group increased by $10,707,000 for the three months ended July 31, 2004 compared to the same period in the prior year. This increase is primarily the result of:

•	Increase in land sales of $6,331,000 primarily at five major land development projects: Central Station in Chicago, Illinois, Stapleton in Denver, Colorado, Waterbury in North Ridgeville, Ohio, Creekstone in Copley, Ohio and Suncoast Lakes in Pasco County, Florida combined with several small increases at various land development projects;

•	Increase in land sales of $1,564,000 related to the consolidation of the Thornbury land development project in Solon, Ohio that was previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R). Thornbury property is owned by Granite Development Partners which is consolidated by the Company;

•	Increase of $3,500,000 related to the recognition of revenue on Stapleton Land’s retained interest in a trust holding bonds totaling $145,000,000.

These increases in revenues were partially offset by the following decrease:

•	Decrease of $688,000 which is comprised of small decreases at various land development projects.

Revenues for the Land Development Group increased by $29,967,000 for the six months ended July 31, 2004 compared to the same period in the prior year. This increase is primarily the result of:

•	Increase in land sales of $19,960,000 primarily at five major land development projects: Central Station, Stapleton, Waterbury, Creekstone, and Suncoast Lakes combined with several small increases at various land development projects;

•	Increase in land sales of $6,936,000 related to the consolidation of the Thornbury land development project that was previously accounted for on the equity method of accounting prior to the implementation of FIN No. 46 (R);

•	Increase of $3,500,000 related to the recognition of revenue on Stapleton Land’s retained interest in a trust holding bonds totaling $145,000,000.

These increases in revenues were partially offset by the following decrease:

•	Decrease of $429,000 which is comprised of small decreases at various land development projects.

Operating and Interest Expenses — The fluctuation in the Land Development Group’s operating expenses primarily reflects costs associated with the volume of land sales in each period. Operating expenses increased by $4,521,000 for the three months ended July 31, 2004 compared to the same period in the prior year. This increase is primarily due to:

•	Increased combined expenses of $4,140,000 primarily at four land development projects: Stapleton, Waterbury, Creekstone and Suncoast Lakes, combined with several smaller expense increases at various land development projects;

•	Increase in expenses of $793,000 related to the consolidation of the Thornbury land development that was previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R).

These increases in operating expenses were partially offset by the following decrease:

•	Decrease of $412,000 which is comprised of small decreases at various land development projects.

Operating expenses increased by $15,845,000 for the six months ended July 31, 2004 compared to the same period in the prior year. This increase is primarily the result of:

•	Increased combined expenses of $12,983,000 primarily at four land development projects: Stapleton, Waterbury, Creekstone and Suncoast Lakes combined with several smaller expense increases at various land development projects;

•	Increase in expenses of $4,240,000 related to the consolidation of the Thornbury land development project that was previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R).

These increases in operating expenses were partially offset by the following decrease:

•	Decrease of $1,378,000 which is comprised of several small expense decreases at various land development projects.

Interest expense increased by $885,000 for the three months ended July 31, 2004 compared to the same period in the prior year. Interest expense increased by $1,292,000 for the six months ended July 31, 2004 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

Lumber Trading Group

Revenues — Revenues for Lumber Trading Group increased by $9,414,000 for the three months ended July 31, 2004 and $29,738,000 for the six months ended July 31, 2004 compared to the same periods in the prior year. The increases were primarily due to an increase in panel and lumber product prices, and the continued growth in the housing construction market.

Operating and Interest Expenses — Operating expenses for the Lumber Trading Group increased by $6,615,000 for the three months ended July 31, 2004 and $21,619,000 for the six months ended July 31, 2004 compared to the same periods in the prior year. This increase is due to higher variable expenses, primarily trader and management commissions resulting from the increased revenue explained above. Interest expense increased $507,000 for the three months ended July 31, 2004 and $896,000 for the six months ended July 31, 2004 compared to the same periods in the prior year. In 2004, interest rates increased with our new asset-based lending facility, and there are increased borrowing levels needed to support significantly higher accounts receivable and inventory.

Corporate Activities

Revenues — Revenues for Corporate Activities decreased $152,000 during the three months ended July 31, 2004 and $206,000 during the six months ended July 31, 2004 compared to the same periods in the prior year. Revenues for Corporate Activities consist primarily of interest income from investments and vary from year to year depending on interest rates and the amount of investments outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities decreased $5,000 during the three months ended July 31, 2004 and increased $1,867,000 during the six months ended July 31, 2004 compared to the same periods in the prior year. The increase for the six months ended July 31, 2004 is primarily the result of an increase in costs related to the Sarbanes-Oxley Act of 2002 - Section 404 implementation, insurance expenses, and general corporate operating expenses. Interest expense increased by $1,184,000 during the three months ended July 31, 2004 and $3,451,000 during the six months ended July 31, 2004 compared to the same periods in the prior year as a result of changes in the level of borrowings. Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the long-term credit facilities that have not been allocated to a strategic business unit (see “Financial Condition and Liquidity” section).

Other Transactions

Depreciation and Amortization

Depreciation and amortization increased $14,436,000 and $26,079,000 for the three and six months ended July 31, 2004 compared to the same period in the prior year. This increase is primarily the result of acquisitions, new property openings and entities consolidated as the result of FIN No. 46 (R) (see New Accounting Standards — FIN No. 46 (R) section of the MD&A), offset by property dispositions, properties reclassified as discontinued operations and entities deconsolidated as the result of FIN No. 46 (R).

Income Taxes

Income tax expense for the three months ended July 31, 2004 and 2003 totaled $22,936,000 and $6,149,000, respectively. Income tax expense for the six months ended July 31, 2004 and 2003 totaled $28,507,000 and $15,757,000, respectively. The increase this year compared to the prior periods is primarily attributable to gains on disposition of equity method investments of $31,996,000 pre-tax, $19,341,000 after tax, which is included in equity earnings of unconsolidated entities. At January 31, 2004, we had a net operating loss carryforward for tax purposes of $27,645,000 (generated primarily from the impact of tax depreciation expense from real estate properties on our net earnings) that will expire in the years ending January 31, 2022 through January 31, 2024, General Business Credit carryovers of $8,238,000 that will expire in the years ending January 31, 2005 through January 31, 2024 and an Alternative Minimum Tax (“AMT”) carryforward of $31,515,000 that is available until used to reduce federal tax to the AMT amount. Our policy is to consider a variety of tax-deferred strategies, using mostly tax-free exchanges, when evaluating our future tax position.

Equity in Earnings of Unconsolidated Entities

Effective January 31, 2004, equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings was reclassified from revenues to a separate line item below total expenses. Equity in earnings of unconsolidated entities was $43,650,000 for the three months ended July 31, 2004 compared to $11,827,000 for the three months ended July 31, 2003, an increase of $31,823,000. This increase is primarily the result of the following:

Commercial

•	Increase of $28,858,000 related to the gains on disposition of Chapel Hill Mall a regional mall and Chapel Hill Suburban a specialty retail center in May 2004. Chapel Hill Mall and Chapel Hill Suburban are located in Akron, Ohio;

•	Increase of $3,138,000 related to the gain on disposition of Manhattan Town Center Mall a regional mall located in Manhattan, Kansas in June 2004.

Land

•	Increases in land sales of $5,905,000 primarily at two major land development projects: Central Station in Chicago, Illinois and Sweetwater Ranch in Austin, Texas, combined with several smaller sales increases at various land development projects.

The balance of the remaining increase in equity in earnings of unconsolidated entities of approximately $482,000 was generally due to fluctuations in operations at mature properties.

The increases were partially offset by the following decreases:

Commercial

•	Decrease of $1,208,000 related to the consolidation of Mall at Robinson and Mall at Stonecrest which was previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R).

Land

•	Decreases in land sales of $2,632,000 primarily at one major land development project: Gladden Farms in Marana, Arizona, combined with several smaller sales decreases at various land development projects.

Residential

•	Decrease of $2,080,000 due to the consolidation of ten properties in the third quarter of 2003 which were previously accounted for under the equity method of accounting resulting from the amendment of the partnership agreements;

•	Decrease of $640,000 due to the consolidation of three properties in the first quarter of 2004 which were previously accounted for under the equity method of accounting resulting from the buyout of a partner.

Equity in earnings of unconsolidated entities was $49,894,000 for the six months ended July 31, 2004 compared to $21,670,000 for the six months ended July 31, 2003, an increase of $28,224,000. This increase is primarily the result of the following:

Commercial

•	Increase of $28,858,000 related to the disposition of Chapel Hill Mall and Chapel Hill Suburban in May 2004;

•	Increase of $3,138,000 related to the disposition of Manhattan Town Center Mall in June 2004.

Land

•	Increases in land sales of $6,434,000 primarily at three major land development projects: Central Station, Sweetwater Ranch and Canterberry Crossing in Parker, Colorado, combined with several small increases at various land development projects.

The increases were partially offset by the following decreases:

Commercial

•	Decrease of $2,556,000 related to the consolidation of Mall at Robinson and Mall at Stonecrest which were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R).

Land

•	Decreases in land sales of $692,000 at various land development projects.

Residential

•	Decrease of $4,213,000 due to the consolidation of ten properties in the third quarter of 2003 which were previously accounted for under the equity method of accounting resulting from the amendment of the partnership agreements;

•	Decrease of $1,089,000 due to the consolidation of three properties in the first quarter of 2004 which were previously accounted for under the equity method of accounting resulting from the buyout of a partner.

The balance of the remaining decrease in equity in earnings of unconsolidated entities of approximately $445,000 was generally due to fluctuations in operations at mature properties.

Discontinued Operations and Gain on Disposition of Operating Properties and Division

Pursuant to the definition of a component of an entity in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, all earnings of consolidated properties which have been sold or are held for sale, assuming no significant continuing involvement, have been reclassified and reported as discontinued operations. The Company considers assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction, and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

Properties accounted for on the equity method do not meet the definition of a component of an entity under SFAS No. 144, and therefore are reported in continuing operations when sold. For the three and six months ended July 31, 2004, three equity method investments were sold including Chapel Hill Mall, Chapel Hill Suburban, and Manhattan Town Center Mall. A pre-tax gain of $31,996,000 ($19,341,000 after tax) has been reported in equity in earnings of unconsolidated real estate entities in the Consolidated Statement of Earnings. No equity method investments were sold during the three and six months ended July 31, 2003.

Flatbush Avenue was included in discontinued operations at July 31, 2004 because there were no significant contingencies related to the sale. The sale of Flatbush Avenue was completed in August of 2004 (Note K). Also included in discontinued operations for three and six months ended July 31, 2004 and July 31, 2003 is Babin Building Centers, Inc. (“Babin”), a wholly owned subsidiary of Forest City Trading Group, Inc. which was sold in July 2004. Babin sells building materials to the new construction industry and to home remodelers.

The following table provides detail for properties included in discontinued operations.

				Three Months	Six Months	Three Months	Six Months
		Square Feet/Number	Quarter/Year	Ended	Ended	Ended	Ended
Property	Location	of Units	Sold	7/31/2004	7/31/2004	7/31/2003	7/31/2003
Commercial Group:
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	Yes	Yes	Yes	Yes
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	Yes	Yes	Yes	Yes
Residential Group:
Woodlake	Silver Spring, Maryland	534 units	Q-1 2004	—	Yes	Yes	Yes
Trowbridge	Southfield, Michigan	305 units	Q-1 2003	—	—	—	Yes
Vineyards	Broadview Heights, Ohio	336 units	Q-3 2003	—	—	Yes	Yes
Laurels	Justice, Illinois	520 units	Q-3 2003	—	—	Yes	Yes

The following table summarizes the assets held for sale at July 31, 2004 related to Flatbush Avenue (in thousands). There were no assets classified as held for sale at January 31, 2004.

Assets
Real estate	$30,726
Other assets	3,037

$33,763

Liabilities
Mortgage debt, nonrecourse	$23,379
Other liabilities	296
Minority interest	2,018

$25,693

Operating results relating to assets sold are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Revenues	$4,556	$10,159	$10,741	$20,590

Expenses
Operating expenses	4,085	7,756	9,252	16,190
Interest expense	650	1,564	1,470	3,082
Loss on early extinguishment of debt	—	—	238	—
Provision for decline in real estate	—	1,104	—	1,104
Depreciation and amortization	119	695	430	1,518

	4,854	11,119	11,390	21,894
Gain on disposition of operating properties and division	714	—	20,213	411

Earnings (loss) before income taxes	416	(960)	19,564	(893)
Income tax expense (benefit)
Current	(91)	13	(400)	1,478
Deferred	—	(257)	7,880	(1,766)

	(91)	(244)	7,480	(288)

Earnings (loss) before minority interest	507	(716)	12,084	(605)
Minority interest	(645)	349	(648)	168

Net (loss) earnings from discontinued operations	$(138)	$(367)	$11,436	$(437)

The following table summarizes the gain (loss) on disposition of properties for the three and six months ended July 31, 2004 and 2003.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Discontinued Operations:
Woodlake	$—	$—	$19,499	$—
Hunting Park	1,807	—	1,807	—
Babin Building Centers, Inc.	(1,093)	—	(1,093)	—
Trowbridge	—	—	—	538
Other	—	—	—	(127)

Total	$714	$—	$20,213	$411

Cumulative Effect of Change in Accounting Principle

For the three and six months ended July 31, 2004, the Company recorded a charge of $18,628,000 ($11,261,000 net of tax) for the cumulative effect of change in accounting principle, in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method. See the New Accounting Standards — FIN No. 46 (R) section of the MD&A for further information.

The overall impact resulting from the adoption of FIN No. 46 (R) to the Commercial Group was a pre-tax amount of $789,000 from the consolidation of Showcase II, a specialty retail center located in Las Vegas, Nevada, that was previously accounted for under the equity method of accounting.

The overall impact resulting from the adoption of FIN No. 46 (R) to the Residential Group was a pre-tax amount of $17,839,000. The following summarizes the key components of the impact of the adoption FIN No. 46 (R):

•	Cumulative effect of $4,403,000 resulting from the Company being deemed the primary beneficiary in VIEs that hold notes payable to the Residential Group and have equity method investments in sixteen properties that are subsidized by the U.S. Department of Housing and Urban Development. The Company’s investments were previously accounted for under the cost method;

•	Cumulative effect of $3,801,000 resulting from the Company being deemed the primary beneficiary in a VIE that holds a note payable to the Residential Group and has an equity method investment in Millender Center, a mixed-use residential, office and retail complex in Detroit, Michigan. The Company’s investment was previously accounted for under the cost method;

•	Cumulative effect of $3,301,000 resulting from the Company being deemed the primary beneficiary in a VIE that holds a note payable to the Residential Group and has an equity method investment in 101 San Fernando, a residential community in San Jose, California. The Company’s investment was previously accounted for under the equity method;

•	Cumulative effect of $6,334,000 resulting from the Company being deemed the primary beneficiary in a VIE, Queenswood, a residential community in Corona, New York. The Company’s investment was previously accounted for under the equity method.

FINANCIAL CONDITION AND LIQUIDITY

We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Our principal sources of funds are cash provided by operations, the long-term credit facility, refinancings of nonrecourse mortgage debt, dispositions of properties and proceeds from issuance of senior notes. Our principal uses of funds are for the financing of developments and acquisitions of real estate projects, capital expenditures for our existing portfolio, payments on nonrecourse mortgage debt, payments on the long-term credit facility and retirement of senior notes previously issued. The discussions below under Senior and Subordinated Debt and Long-Term Credit Facility outline recent events that have significantly enhanced our liquidity and financial flexibility which will be important in our efforts to continue to develop and acquire quality real estate assets.

Senior and Subordinated Debt

On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering under our shelf registration statement. A portion of the net proceeds from this offering was used to pay off the outstanding balance of $56,250,000 under the long-term credit facility (see below). The balance of net proceeds was used for general working capital purposes. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. We may redeem these senior notes in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.

On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015, in a public offering under our shelf registration statement. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remaining proceeds were used for offering costs of $8,151,000, to repay $73,000,000 outstanding under the revolver portion of the long-term credit facility and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. We may redeem these senior notes at any time on or after June 1, 2008 at a redemption price beginning at 103.813% for the year beginning June 1, 2008 and decreasing to 100% in years thereafter. However, if we complete one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.

Our senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of our subsidiaries to the extent of the value of the collateral securing such other debt, including the long-term credit facility. The indenture contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which has in turn issued to unrelated third parties custodial receipts which represent ownership in the bonds. We evaluated the transfer pursuant to the provisions of SFAS No. 140 and have determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the book value (which approximates amortized cost) of the bonds was recorded as a secured borrowing with a liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheet. We do not participate and therefore do not report any cash flows related to this borrowing.

In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear interest at 8.25% and are due September 15, 2010. Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the revolving credit facility.

Long-Term Credit Facility

Effective March 22, 2004, we increased our long-term credit facility to $450,000,000. The credit facility now consists solely of a $450,000,000 line of credit (with no term loan) that matures in March 2007. The revolving line of credit allows up to a combined amount of $50,000,000 in outstanding letters of credit or surety bonds ($37,599,074 in letters of credit and $ -0- in surety bonds are outstanding at July 31, 2004).

The outstanding balance of the long-term credit facility was $128,000,000 at July 31, 2004. The January 31, 2004 term loan balance of $56,250,000 was paid in full on February 10, 2004 using a portion of the net proceeds from the $100,000,000 senior note offering (see above). The amended agreement has terms comparable to the previous credit facility.

The long-term credit facility provides, among other things, for: 1) at our election, interest rates of 2.125% over London Interbank Offered Rate (“LIBOR”) or 0.5% over the prime rate (the last $50,000,000 of borrowings under of the revolving loans bears interest at 2.75% over LIBOR or 0.75% over the prime rate); 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases.

Lumber Trading Group — The Lumber Trading Group is financed separately from the rest of the our strategic business units. Recourse of this credit facility is limited to the assets of the Lumber Trading Group. Accordingly, the liquidity of the Lumber Trading Group is discussed separately below under the Lumber Trading Group Liquidity.

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

We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2004 and 2005. During the six months ended July 31, 2004, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$93,865
Development projects (commitment)	189,336
Loan extensions/additional fundings	72,450

$355,651

Reduction of mortgage debt due to property dispositions	$37,884

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

Interest Rate Exposure

At July 31, 2004, the composition of nonrecourse mortgage debt was as follows:

	Amount		Rate(1)
	(dollars in thousands)
Fixed	$2,873,647		6.82%
Variable
Taxable(2)	923,371		4.29%
Tax-Exempt	583,270		2.20%
UDAG	106,236		1.51%

	$4,486,524	(3)	5.57%

(1)	Reflects weighed average interest rates including both the base index and lender margin.
(2)	Taxable variable-rate debt of $923,371 as of July 31, 2004 is protected with LIBOR swaps and caps described below. These LIBOR-based hedges protect the current debt outstanding as well as the anticipated increase in debt outstanding for projects currently under development or anticipated to be under development during the year ending January 31, 2005.
(3)	Our implementation of FIN No. 46 (R) as of February 1, 2004, resulted in the full consolidation of 25 VIEs representing 14 properties which were previously accounted for using the equity or cost method of accounting. The change in consolidation method for these properties as a result of FIN No. 46 (R) resulted in an increase in nonrecourse mortgage debt, net of the five properties that were deconsolidated, of approximately $520,000 ($290,000 fixed and $230,000 variable) on our consolidated balance sheet during the first quarter (See New Accounting Standards- FIN No. 46 (R) section).

On July 31, 2004, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development is as follows:

Amount
(in thousands)
Variable:
Taxable	$85,278
Tax-Exempt	217,510
Fixed	62,598

Total	$365,386

Commitment from Lenders	$551,066

To mitigate short-term variable-interest rate risk, we have purchased LIBOR interest rate hedges for our mortgage debt portfolio as follows:

	Caps		Swaps(1)
		Average		Average
	Amount	Rate	Amount	Rate
		(dollars in thousands)
Period Covered
08/01/04-02/01/05(2)	$782,556	5.61%	$483,114	2.69%
02/01/05-02/01/06	501,756	5.43%	438,393	3.39%
02/01/06-02/01/07	390,953	5.60%	490,513	3.51%
02/01/07-02/01/08	88,493	7.58%	142,876	4.09%

(1)	Swaps include LIBOR contracts that have an average initial maturity greater than six months.
(2)	These LIBOR-based hedges as of August 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

Outside of lender hedging requirements that require the borrower to protect against significant fluctuations to interest rates, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.10% and has never exceeded 7.90%. As of July 31, 2004, we have $222,825,000 of tax-exempt caps at a weighted average strike rate of 6.36% that have maturities through January 2008.

In December 2002, we entered into an interest rate swap agreement on $127,600,000 with the holder of several tax-exempt bonds. Under the terms of the agreement, the holder pays 77.75% of LIBOR and we remit to or receive from the holder the difference between the Bond Market Association (“BMA”) index and 77.75% of LIBOR. This agreement expires in December 2007.

Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of our taxable variable-rate debt by approximately $4,500,000 at July 31, 2004. This increase is net of the protection provided by the interest rate swaps and long-term contracts in place as of July 31, 2004 and contemplates the effects of interest rate floors on $205,497,000 of LIBOR-based debt. A portion of our taxable variable-rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $6,300,000 at July 31, 2004.

Lumber Trading Group Liquidity

Lumber Trading Group is separately financed with a three year revolving line of credit totaling $180,000,000, which became effective on June 10, 2004. At July 31, 2004, $100,717,000 was outstanding under this revolving line of credit.

Borrowings under the bank line of credit are collateralized by all the assets of the Lumber Trading Group, bear interest at the lender’s prime rate or LIBOR plus an applicable margin ranging from 1.75% to 2.25%, and have a fee of .25% to .50% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee are based on an average quarterly borrowing base availability. The bank line of credit allows for outstanding letters of credit in the amount of the difference between the collateral balance available or the line limit (whichever is less) and the outstanding loan balance, with a maximum limit of $10,000,000. Outstanding letters of credit were $50,930 at July 31, 2004.

To protect against risks associated with the variable-interest rates on current and future borrowings on the revolving line of credit, the Lumber Trading Group entered into an interest rate swap on October 29, 2003 with a notional amount of $20,000,000. The swap fixes the LIBOR interest rate at 1.65% and is effective through January 31, 2005.

Recourse of this credit facility is limited to the assets of the Lumber Trading Group. We believe that the amount available under this credit facility will be sufficient to meet the Lumber Trading Group’s liquidity needs.

Cash Flows

Net cash provided by operating activities totaled $101,299,000 for the six months ended July 31, 2004 and $34,403,000 for the six months ended July 31, 2003. This increase in net cash provided by operating activities of $66,896,000 is the result of the following (in thousands):

Increase in operating revenue, excluding revenue from land sales	$84,499
Increase in accounts receivable	(29,008)
Increase in Lumber Trading Group accounts payable for inventories	46,351
Increase in Lumber Trading Group inventories	(33,459)
Other	(3,506)

Increase in rents and other revenues received		$64,877
Increase in cash distributions from unconsolidated entities		8,490
Increase in proceeds from land sales		39,403
Decrease in land development expenditures		9,489
Increase in operating expenses	(75,353)
Increase in accounts payable and accrued expenses	38,045
Other	2,315

Increase in operating expenditures		(34,993)
Increase in interest paid		(20,370)

Increase in cash provided by operating activities		$66,896

Net cash used in investing activities totaled $438,169,000 and $209,564,000 for the six months ended July 31, 2004 and 2003, respectively. The net cash used in investing activities consists of the following:

	Six Months Ended July 31,
	2004	2003
	(in thousands)
Capital expenditures*	$(427,151)	$(212,037)
Net proceeds from disposition of operating properties and other investments:
Proceeds from sale of Woodlake, an apartment community in Silver Spring, Maryland	17,497	—
Proceeds from sale of Babin Building Centers, Inc.	1,448	—
Release of escrow deposits from sale of Vineyards and Laurels, apartment complexes in Broadview Heights, Ohio and Justice, Illinois	9,024	—
Stock investment	—	54
Change in investments in and advances to real estate affiliates:
Investment in Washburn Wire, an unconsolidated Commercial development project in New York, New York	(16,337)	—
Investment in San Francisco Centre, an unconsolidated Commercial development project in San Francisco, California	(10,100)	—
Investment in 1100 Willshire Condominiums, an unconsolidated Residential development project in Los Angeles, California	(8,639)	—
Other	(3,911)	2,419

Subtotal	(38,987)	2,419

Total	$(438,169)	$(209,564)

* Capital expenditures were financed as follows:
Approximate new nonrecourse mortgage indebtedness	$251,000	$157,500
Net proceeds from issuance of senior notes less repayment of term loan	39,942	—
Portion of borrowings under the long-term credit facility (see next page)	108,240	—
Proceeds from disposition of operating properties (see above)	27,969	—
Portion of cash on hand at the beginning of the year	—	54,537

Total	$427,151	$212,037

Net cash provided by financing activities totaled $318,637,000 and $189,301,000 for the six months ended July 31, 2004 and 2003, respectively. Net cash provided by financing activities reflected the following:

	Six Months Ended July 31,
	2004	2003
	(in thousands)
Proceeds from issuance of senior notes	$100,000	$300,000
Payment of senior notes issuance costs	(3,808)	(8,092)
Retirement of $200,000,000 senior notes and premium	—	(208,500)
Borrowings on long-term credit facility	128,000	34,000
Repayment of borrowings under the long-term credit facility	—	(73,000)
Repayment of term loan	(56,250)	(12,500)
Increase in nonrecourse mortgage debt	419,285	491,674
Principal payments on nonrecourse mortgage debt	(162,506)	(299,681)
Net increase (decrease) in notes payable:
Lumber Trading Group revolving credit facility	35,225	4,830
Other	(10,107)	5,224
Increase in restricted cash and offsetting withdrawals for construction loan proceeds escrow deposits:
Central Station Apartments, a residential development project in Chicago, Illinois	(85,681)	—
University of Pennsylvania, a commercial development project to be acquired in Philadelphia, Pennsylvania	(26,184)	—
Other	(16,425)	(6,324)
Increase (decrease) in book overdrafts, representing checks issued but not yet paid	10,200	(15,845)
Payment of deferred financing costs	(6,752)	(6,571)
Proceeds from the exercise of stock options	757	2,489
Payment of dividends	(9,002)	(5,970)
Increase (decrease) in minority interest	1,885	(12,433)

Total	$318,637	$189,301

SHELF REGISTRATION

Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I and Forest City Enterprises Capital Trust II, we filed an amended shelf registration statement with the Securities and Exchange Commission (“SEC”) on May 24, 2002, which amended the registration statement previously filed with the SEC in December 1997. This shelf registration is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering under our shelf registration statement. Currently, we have $442,180,000 available under our shelf registration.

INCREASED DIVIDENDS

The first quarterly dividend of $.09 per share on both Class A and Class B common stock was declared March 11, 2004 and was paid June 15, 2004 to shareholders of record at the close of business on June 1, 2004. The second quarterly dividend of $.10 (representing an 11% increase over the first quarter’s dividend) per share on both Class A and Class B common stock were declared on June 8, 2004 and will be paid September 15, 2004 to shareholders of record at the close of business on September 1, 2004. The third quarterly dividend of $.10 per share on both Class A and Class B common stock was declared on September 8, 2004 and will be paid on December 15, 2004 to shareholders of record at the close of business on December 1, 2004.

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

The Company implemented FIN No. 46 (R) on February 1, 2004. Previously, the Company adopted the consolidation requirements for VIEs created after January 31, 2003 and the disclosure provisions of the interpretation that were effective upon issuance. As a result, the Company determined that it is the primary beneficiary of 25 previously unconsolidated VIEs representing 14 properties (19 VIEs representing eight properties in Residential Group, five VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). Of these 25 VIEs, 14 VIEs representing 13 properties (nine VIEs representing eight properties in Residential

Group, four VIEs/properties in Commercial Group and one VIE/property in Land Development Group) that were previously accounted for using the equity method of accounting have been fully consolidated. The remaining 11 VIEs (ten VIEs in Residential Group and one VIE representing one property in Commercial Group) that were previously accounted for using the cost method of accounting have also been fully consolidated.

In addition, five properties in the Residential Group, which were determined to be VIEs have been deconsolidated because the Company is not considered the primary beneficiary of these properties. Although the Company is an equity investor in these properties, it lacks certain decision-making authority. Specifically, these properties are part of government sponsored housing programs that are administered by the U.S. Department of Housing and Urban Development (“HUD”). The Company determined through a review of the contractual agreements for these government sponsored programs that the decision-making rights of HUD, a non-equity investor, are restrictive rights that have a significant impact on these five properties. The Company determined that HUD is the primary beneficiary of these VIEs because it is most closely associated with the VIEs. The VIEs’ activities include providing affordable housing for those individuals that qualify as low-income individuals which is also HUD’s primary goal, mission, or purpose. Consistent with FIN No. 46(R) the Company does not consider the activities of these VIEs significant to it as they only have a de minimus affect on all the principal balance sheet captions.

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

The Company also determined that it holds variable interests in 39 other VIEs representing 39 properties (38 in Residential Group and one in Land Development Group) for which it is not the primary beneficiary. Of the 38 Residential entities, five that were previously consolidated have been subsequently deconsolidated in accordance with the provisions of FIN No. 46 (R). The Company is involved with its VIEs as an equity holder, lender, management agent, or through other contractual relationships. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $25,000,000 at February 1, 2004, which is recorded as investments in and advances to real estate affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R).

As of July 31, 2004 the Company determined that it is the primary beneficiary of 30 previously unconsolidated VIEs representing 16 properties (19 VIEs representing eight properties in Residential Group, 10 VIEs representing seven properties in Commercial Group, and one VIE/property in Land Development Group). As of July 31, 2004 the Company held variable interest in 48 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $16,660,000 at July 31, 2004, which is recorded as investments in and advances to real estate affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living apartments and land development.

The total assets, nonrecourse mortgage debt, total liabilities and minority of the VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary, at July 31, 2004 (net of the five deconsolidated properties) are as follows:

	February 1, 2004	July 31, 2004
	(in thousands)
Total Assets	$555,000	$568,000
Nonrecourse Mortgage Debt	$520,000	$498,000
Total Liabilities (including nonrecourse mortgage debt)	$540,000	$538,000
Minority Interest	$15,000	$30,000

SUBSEQUENT EVENTS

On August 9, 2004, the Company sold Flatbush Avenue specialty retail center located in Brooklyn, New York. This property was accounted for under the full consolidation method of accounting. The Company’s pre-tax gain on disposition as a result of the sale is estimated to be approximately $1,000,000.

On August 16, 2004, the Company closed on the acquisition of a 14.8% ownership interest in Brooklyn Sports, LLC (“Brooklyn Sports”). Concurrently, Brooklyn Basketball, LLC, a wholly owned subsidiary of Brooklyn Sports purchased 100% of the New Jersey Basketball, LLC, the owner of the National Basketball Association franchise known as the New Jersey Nets. The investment in Brooklyn Sports is part of the Company’s efforts to pursue real estate development projects in Brooklyn, New York. The Company intends to develop a new entertainment arena complex and adjacent developments combining housing, offices, shops and public open space. The Company is currently in the process of evaluating the accounting treatment under FIN No. 46 (R) related to the purchase.

In connection with the purchase of the team, Brooklyn Sports and the Company have provided an indemnity guarantee for certain potential losses. The Company’s indemnity is limited to $100,000,000. The indemnification provisions are standard provisions that are required by the National Basketball Association. Brooklyn Sports and the Company have each purchased a separate insurance policy to mitigate the risk of potential loss. The Company is currently assessing the impact of the indemnification in accordance with FIN 45.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed on pages 5-12 of the Company’s Form 10-K for the year ended at January 31, 2004 and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, the level and volatility of interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, the rate revenue increases versus the rate of expense increases, the cyclical nature of the lumber wholesale business, as well as other risks listed from time to time in the Company’s reports filed with the United States Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is interest rate risk. At July 31, 2004, we had $1,634,641,000 of variable-rate debt outstanding. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk. As part of our interest rate risk management we also intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt.

To mitigate short-term variable-rate risk, we have purchased London Interbank Offered Rate (“LIBOR”) interest rate caps and swaps as follows.

	Caps		Swaps (1)
		Average		Average
	Amount	Rate	Amount	Rate
		(dollars in thousands)
Period Covered
08/01/04-02/01/05(2)	$782,556	5.61%	$483,114	2.69%
02/01/05-02/01/06	501,756	5.43%	438,393	3.39%
02/01/06-02/01/07	390,953	5.60%	490,513	3.51%
02/01/07-02/01/08	88,493	7.58%	142,876	4.09%

(1)	Swaps include LIBOR contracts that have an average initial maturity greater than six months.
(2)	These LIBOR-based hedges as of August 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

Outside of lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.10% and has never exceeded 7.90%. As of July 31, 2004, we have $222,825,000 of tax-exempt caps at a weighted average strike rate of 6.36% that have maturities out through January 2008.

In December 2002, we entered into an interest rate swap agreement on $127,600,000 with the holder of several tax-exempt bonds. Under the terms of the agreement, the holder pays 77.75% of LIBOR and we remit to or receive from the holder the difference between the BMA index and 77.75% of LIBOR. This agreement expires in December 2007.

We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at July 31, 2004 was $3,429,283 compared to an estimated fair value of $3,436,220. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $3,641,469 at July 31, 2004.

We estimate the fair value of our hedging instruments based on interest rate market pricing models. At July 31 and January 31, 2004 LIBOR interest rate caps were reported at their fair value of approximately $2,645,000 and $2,528,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at July 31 and January 31, 2004 is a liability of approximately $2,445,000 and $9,542,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

July 31, 2004

	Expected Maturity Date
							Total
							Outstanding	Fair Market
Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	7/31/04	Value 7/31/04
	(in thousands)
Fixed:
Fixed-rate debt	$88,097	$141,700	$478,889	$135,957	$226,664	$1,802,340	$2,873,647	$2,922,724
Weighted average interest rate	6.26%	7.10%	6.64%	7.10%	7.21%	6.81%	6.82%
UDAG	18,218	10,876	8,111	528	550	67,953	106,236	62,736
Weighted average interest rate	0.03%	3.86%	0.06%	1.83%	1.89%	1.70%	1.51%
Senior & subordinated debt(1)	—	—	—	—	—	449,400	449,400	450,760
Weighted average interest rate						7.61%	7.61%

Total Fixed-Rate Debt	106,315	152,576	487,000	136,485	227,214	2,319,693	3,429,283	3,436,220

Variable:
Variable-rate debt	159,356	190,288	337,378	75,265	29,349	131,735	923,371	923,371
Weighted average interest rate							4.29%
Tax-exempt	51,535	77,240	51,000	127,670	—	275,825	583,270	583,270
Weighted average interest rate							2.20%
Credit facility(1)	—	—	—	128,000	—	—	128,000	128,000
Weighted average interest rate							3.51%

Total Variable-Rate Debt	210,891	267,528	388,378	330,935	29,349	407,560	1,634,641	1,634,641

Total Long-Term Debt	$317,206	$420,104	$875,378	$467,420	$256,563	$2,727,253	$5,063,924	$5,070,861

(1) Represents recourse debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

January 31, 2004

	Expected Maturity Date
							Total
							Outstanding	Fair Market
Long-Term Debt	2004	2005	2006	2007	2008	Thereafter	1/31/04	Value 1/31/04
	(in thousands)
Fixed:
Fixed-rate debt	$72,851	$139,041	$432,608	$129,704	$236,206	$1,469,813	$2,480,223	$2,537,636
Weighted average interest rate	7.08%	7.19%	6.52%	7.18%	7.23%	6.91%	6.91%
UDAG	377	10,929	8,133	588	608	55,023	75,658	51,793
Weighted average interest rate	0.17%	3.87%	0.05%	1.39%	1.40%	1.98%	2.03%
Senior & subordinated debt (1)	—	—	—	—	—	349,400	349,400	371,370
Weighted average interest rate						7.60%	7.60%

Total Fixed-Rate Debt	73,228	149,970	440,741	130,292	236,814	1,874,236	2,905,281	2,960,799

Variable:
Variable-rate debt	211,623	126,098	233,715	24,886	29,349	131,735	757,406	757,406
Weighted average interest rate							4.18%
Tax-exempt	52,340	21,000	45,000	—	—	202,550	320,890	320,890
Weighted average interest rate							1.95%
Credit facility (1)(2)(3)	56,250	—	—	—	—	—	56,250	56,250
Weighted average interest rate							3.91%

Total Variable-Rate Debt	320,213	147,098	278,715	24,886	29,349	334,285	1,134,546	1,134,546

Total Long-Term Debt	$393,441	$297,068	$719,456	$155,178	$266,163	$2,208,521	$4,039,827	$4,095,345

(1)	Represents recourse debt.
(2)	The term loan balance was repaid in full with the proceeds from a $100,000, 30-year, 7.375% senior note offering in February 2004.
(3)	An amended $450,000 credit facility was established on March 22, 2004

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. The Company is currently working to implement Section 404 of Sarbanes-Oxley Act of 2002. During the quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

Item 4. Submission of Matters to a Vote of Security-Holders

On June 8, 2004, the Company held its annual meeting of shareholders. At that meeting the shareholders elected four directors by holders of Class A Common Stock and nine directors by holders of Class B Common Stock, each to hold office until the next shareholder meeting and until his or her successor is elected; approved the proposal to amend, restate and rename the 1994 Stock Option Plan; and ratified PricewaterhouseCoopers LLP as independent auditors for the Company for the fiscal year ending January 31, 2005.

It was reported that 33,909,615 shares of Class A Common Stock representing 33,909,615 votes and 13,282,095 shares of Class B Common Stock representing 132,820,958 votes were represented in person and by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:

				Abstentions
				and/or
		For	Against	Broker Non-votes
(1)	Election of the following nominated directors by Class A shareholders
	Michael P. Esposito, Jr.	33,636,218	—	273,397
	Joan K. Shafran	28,446,224	—	5,463,391
	Louis Stokes	33,655,597	—	254,018
	Stan Ross	33,636,628	—	272,987

(2)	Election of the following nominated directors by Class B shareholders
	Albert B. Ratner	131,260,145	—	1,560,813
	Samuel H. Miller	131,260,145	—	1,560,813
	Charles A. Ratner	131,260,145	—	1,560,813
	James A. Ratner	131,257,955	—	1,563,003
	Jerry V. Jarrett	132,748,215	—	72,743
	Ronald A. Ratner	131,257,955	—	1,563,003
	Scott S. Cowen	132,748,215	—	72,743
	Brian J. Ratner	131,257,955	—	1,563,003
	Deborah Ratner Salzberg	131,257,955	—	1,563,003

(3)	Approval of the proposal to amend, restate and rename the 1994 Stock Option Plan	146,453,565	5,247,784	35,152

(4)	Ratification of independent auditors PricewaterhouseCoopers LLP	166,000,981	554,913	174,679

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number		Description of Document
3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1- 4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document
+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.16	-	1994 Stock Option Plan, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372). (Superseded by Exhibit 10.38).

+10.17	-	First Amendment to the 1994 Stock Option Plan dated as of June 9, 1998, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925). (Superseded by Exhibit 10.38).

Exhibit
Number		Description of Document
+10.18	-	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

+10.19	-	1994 Stock Option Plan, as Amended, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 11, 2003 (File No. 1-4372). (Superseded by Exhibit 10.38).

+10.20	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.22	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.23	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.29	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.30	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.31	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.32	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

Exhibit
Number			Description of Document
+	10.33	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+	10.34	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+	10.35	-	Form of Restricted Stock Agreement between Forest City Enterprises, Inc. and the grantee, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended January 31, 2003 (File No. 1-4372).

	10.36	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

	10.37	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

+	10.38	-	1994 Stock Plan, as Amended, Restated and Renamed as of June 8, 2004, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 8, 2004 (File No. 1-4372).

* +	10.39	-	Third amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004.

*	31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*	31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*	32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6(a).

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date September 9, 2004	/s/ THOMAS G. SMITH
Thomas G. Smith
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date September 9, 2004	/s/ LINDA M. KANE
Linda M. Kane
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number		Description of Document
10.39	-	Third amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004.

31.1	-	Principal Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.