Form 10-Q
period 2004-10-31
FOREST CITY ENTERPRISES INC
filed 2004-12-09
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the quarterly period ended October 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2004

Class A Common Stock, $.33 1/3 par value	36,998,177 shares
Class B Common Stock, $.33 1/3 par value	13,248,480 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

Forest City Enterprises, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31, 2004	January 31, 2004
	(Unaudited)
	(in thousands)
Assets
Real Estate
Completed rental properties	$5,646,613	$4,504,756
Projects under development	589,473	506,986
Land held for development or sale	96,922	70,853

Total Real Estate	6,333,008	5,082,595
Less accumulated depreciation	(850,845)	(715,482)

Real Estate, net	5,482,163	4,367,113

Cash and equivalents	70,684	107,491
Restricted cash	426,266	257,795
Notes and accounts receivable, net	203,951	217,258
Investments in and advances to real estate affiliates	456,900	432,584
Other assets	367,198	285,423
Lumber Group assets — held for sale	248,725	256,408

Total Assets	$7,255,887	$5,924,072

Liabilities and Shareholders’ Equity

Liabilities
Mortgage debt, nonrecourse	$4,559,298	$3,634,177
Notes payable	91,567	86,030
Long-term credit facility	115,000	56,250
Senior and subordinated debt	449,400	349,400
Accounts payable and accrued expenses	544,355	463,023
Deferred income taxes	340,472	294,925
Lumber Group liabilities — held for sale	231,554	242,882

Total Liabilities	6,331,646	5,126,687

Minority interest	114,059	48,474

Commitments and contingencies	—	—

Company-obligated trust preferred securities	—	—

Shareholders’ Equity
Preferred stock — without par value
5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 36,987,377 and 36,509,836 shares issued, 36,987,377 and 36,270,496 outstanding, respectively	12,329	12,170
Class B, convertible, 36,000,000 shares authorized; 13,248,480 and 13,715,992 shares issued and outstanding, respectively	4,416	4,572

	16,745	16,742
Additional paid-in-capital	242,206	235,398
Retained earnings	561,375	496,537

	820,326	748,677
Less treasury stock, at cost; -0- and 239,340 Class A shares, respectively	—	(1,752)
Accumulated other comprehensive (loss) income	(10,144)	1,986

Total Shareholders’ Equity	810,182	748,911

Total Liabilities and Shareholders’ Equity	$7,255,887	$5,924,072

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Earnings
 (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands, except per share data)

Revenues from real estate operations	$256,108	$236,043	$762,152	$646,709

Expenses
Operating expenses	149,562	132,716	434,704	366,614
Interest expense	66,496	47,449	182,519	133,556
Loss on early extinguishment of debt	1,275	—	1,275	10,718
Provision for decline in real estate	—	—	—	1,624
Depreciation and amortization	41,759	29,643	124,501	86,953

	259,092	209,808	742,999	599,465

Retained interest and interest income—Stapleton	24,169	—	29,337	—
Equity in earnings of unconsolidated entities	10,777	11,433	60,671	33,103

Loss on disposition of other investments	—	—	—	(431)

Earnings before income taxes	31,962	37,668	109,161	79,916

Income tax expense (benefit)
Current	(9,168)	(2,914)	(10,417)	36
Deferred	20,654	19,000	46,679	30,542

	11,486	16,086	36,262	30,578

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	20,476	21,582	72,899	49,338

Minority interest	(3,677)	(1,382)	(19,782)	(8,583)

Earnings from continuing operations	16,799	20,200	53,117	40,755

Discontinued operations, net of tax and minority interest
Operating earnings from Lumber Group	1,409	2,069	5,764	2,158
Operating earnings from rental properties	153	(141)	950	557
Loss on disposition of one division of Lumber Group	—	—	(661)	—
Gain on disposition of rental properties	18,979	3,844	31,457	3,897

	20,541	5,772	37,510	6,612

Cumulative effect of change in accounting principle, net of tax (Note A)	—	—	(11,261)	—

Net earnings	$37,340	$25,972	$79,366	$47,367

Basic earnings per common share
Earnings from continuing operations	$.34	$.40	$1.06	$.82
Earnings from discontinued operations, net of tax and minority interest	.41	.12	.75	.13
Cumulative effect of change in accounting principle, net of tax	—	—	(.22)	—

Net earnings	$.75	$.52	$1.59	$.95

Diluted earnings per common share
Earnings from continuing operations	$.33	$.40	$1.04	$.81
Earnings from discontinued operations, net of tax and minority interest	.40	.11	.74	.13
Cumulative effect of change in accounting principle, net of tax	—	—	(.22)	—

Net earnings	$.73	$.51	$1.56	$.94

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
 (Unaudited)

	Nine Months Ended October 31,
	2004	2003 (restated)
	(in thousands)
Net earnings	$79,366	$47,367
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investments in securities:
Unrealized (losses) gains on securities, net of minority interest	(503)	305
Unrealized derivative gains (losses):
Change in unrealized gains (losses) on interest rate contracts, net of minority interest	815	(573)
Change in fair value of retained interest (Note A)	(12,442)	3,798

Other comprehensive (loss) income, net of tax	(12,130)	3,530

Comprehensive income	$67,236	$50,897

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Common Stock								Accumulated
	Class A		Class B		Additional Paid-In	Retained Retained	Treasury Stock		Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Nine Months Ended October 31, 2004
Balances at January 31, 2004	36,510	$12,170	13,716	$4,572	$235,398	$496,537	239	$(1,752)	$1,986	$748,911
Net earnings						79,366				79,366
Other comprehensive loss, net of tax									(12,130)	(12,130)
Dividends $.29 per share						(14,528)				(14,528)
Conversion of Class B to Class A shares	467	156	(467)	(156)						—
Exercise of stock options	10	3			1,816		(239)	1,752		3,571
Income tax benefit from stock option exercises					3,668					3,668
Amortization of unearned compensation					1,324					1,324

Balances at October 31, 2004	36,987	$12,329	13,249	$4,416	$242,206	$561,375	—	$—	$(10,144)	$810,182

Nine Months Ended October 31, 2003
Balances at January 31, 2003	35,678	$11,892	14,548	$4,850	$232,029	$470,348	570	$(4,425)	$(332)	$714,362
Net earnings						47,367				47,367
Other comprehensive income, net of tax (restated)									3,530	3,530
Dividends $.24 per share						(11,993)				(11,993)
Conversion of Class B to Class A shares	832	278	(832)	(278)						—
Exercise of stock options					1,700		(188)	1,441		3,141
Income tax benefit from stock option exercises					1,065					1,065
Restricted stock issued					(1,013)		(113)	1,013		—
Amortization of unearned compensation					887					887

Balances at October 31, 2003	36,510	$12,170	13,716	$4,572	$234,668	$505,722	269	$(1,971)	$3,198	$758,359

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended October 31,
	2004	2003
	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$805,793	$621,494
Cash distributions from unconsolidated entities	63,296	13,331
Proceeds from land sales	101,952	55,800
Land development expenditures	(53,215)	(56,962)
Operating expenditures	(478,752)	(404,622)
Interest paid	(174,151)	(134,577)

Net cash provided by operating activities	264,923	94,464

Cash Flows from Investing Activities
Capital expenditures	(535,202)	(304,962)
Proceeds from disposition of rental properties and other investments	50,462	2,549
Change in investments in and advances to real estate affiliates	(103,316)	36,911

Net cash used in investing activities	(588,056)	(265,502)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	100,000	300,000
Payment of senior notes issuance costs	(3,808)	(8,092)
Retirement of senior notes	—	(208,500)
Proceeds from borrowings under the long-term credit facility	115,000	19,000
Payments on long-term credit facility	(56,250)	(91,750)
Proceeds from nonrecourse mortgage debt	684,521	785,387
Principal payments on nonrecourse mortgage debt	(426,441)	(549,839)
Proceeds from notes payable	65,276	77,441
Payments on notes payable	(83,897)	(18,638)
Repayment of Lumber Group securitization agreement	—	(55,000)
Change in restricted cash and book overdrafts	(106,922)	16,263
Payment of deferred financing costs	(10,368)	(27,168)
Exercise of stock options	3,571	3,141
Dividends paid to shareholders	(14,005)	(10,464)
Increase (decrease) in minority interest	19,649	(7,141)

Net cash provided by financing activities	286,326	224,640

Net (decrease) increase in cash and equivalents	(36,807)	53,602
Cash and equivalents at beginning of period	107,491	122,356

Cash and equivalents at end of period	$70,684	$175,958

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)
 (Unaudited)

	Nine Months Ended October 31,
	2004	2003
	(in thousands)
Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$79,366	$47,367

Minority interest	19,782	8,583
Depreciation	100,801	71,254
Amortization	23,700	15,699
Equity in earnings of unconsolidated entities	(60,671)	(33,103)
Cash distributions from operations of unconsolidated entities	63,296	13,331
Deferred income taxes	56,521	32,541
Loss on disposition of other investments	—	431
Provision for decline in real estate	—	2,728
Loss on early extinguishment of debt	1,275	10,718
Discontinued operations:
Loss on early extinguishment of debt	435	190
Depreciation	3,737	4,639
Amortization	402	488
Gain on disposition of rental properties and division	(51,838)	(6,769)
Minority interest	1,216	200
Cumulative effect of change in accounting principle	18,628	—
Decrease (increase) in land included in projects under development	884	(6,329)
Decrease in land included in completed rental properties	1,650	—
Increase in land held for development or sale	(13,535)	(1,396)
Increase in notes and accounts receivable	(19,034)	(76,124)
Decrease in inventories	1,966	2,895
Increase in other assets	(5,112)	(29,941)
Increase in accounts payable and accrued expenses	41,454	37,062

Net cash provided by operating activities	$264,923	$94,464

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)
 (Unaudited)

Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the nine months ended October 31:

2004 •	Change in consolidation methods due to FIN No. 46 (R).
•	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interests in four properties: Lenox Park, Lenox Club and Pavilion in the Residential Group and Tangerine in the Land Development Group.
•	Modification of certain provisions of the Company’s arrangement with its partner in the New York operations for certain property partnerships.
•	Decrease of ownership interest in Victoria Gardens, a retail center in Rancho Cucamonga, California, due to admission of additional partners.

2003 •	Increase in interest in Station Square Freight House, a specialty retail center.
•	Disposition of interest in Trowbridge, a supported-living community.
•	Increase in subordinated debt and other assets related to the consolidation of a secured borrowing.
•	Acquisitions of additional interests in ten syndicated residential properties: Arboretum Place, Bowin, Bridgewater, Drake, Enclave, Grand, Lakeland, Lofts at 1835 Arch, Silver Hill and Trellis at Lee’s Mill.
•	Acquisition of Grove, an apartment community.
•	Change to equity method of accounting from full consolidation due to admission of a 50% partner in San Francisco Centre, a retail project under development.

	Nine Months Ended October 31,
	2004	2003
	(in thousands)
Operating Activities
Notes and accounts receivable	$39,977	$(204)
Increase in land held for development or sale	(12,534)	—
Other assets	(137,630)	(42,151)
Increase in deferred taxes	(3,038)	—
Accounts payable and accrued expenses	42,211	21,370

Total effect on operating activities	$(71,014)	$(20,985)

Investing Activities
Reduction in investments in and advances to real estate affiliates	$46,167	$11,887
Increase of completed rental properties	(680,102)	(227,499)

Total effect on investing activities	$(633,935)	$(215,612)

Financing Activities
Increase (decrease) in notes and loans payable	$7,065	$(557)
Increase in long-term debt	—	29,000
Increase in nonrecourse mortgage debt	665,331	227,911
Increase in restricted cash	(5,661)	—
Increase (decrease) in minority interest	38,214	(19,757)

Total effect on financing activities	$704,949	$236,597

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

New Accounting Standards — FIN No. 46(R)

In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” was issued. In December 2003, the FASB published a revision of the interpretation (FIN No. 46 (R)) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in a VIE consolidates the entity if the company’s interest is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN No. 46 (R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

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

In addition, five properties in the Residential Group, which were determined to be VIEs, have been deconsolidated because the Company is not considered the primary beneficiary of these properties. Although the Company is an equity investor in these properties, it lacks certain decision-making authority. Specifically, these properties are part of government sponsored housing programs that are administered by the U.S. Department of Housing and Urban Development (“HUD”). The Company determined through a review of the contractual agreements for these government sponsored programs that the decision-making rights of HUD, a non-equity investor, are restrictive rights that have a significant impact on these five properties. The Company determined that HUD is the primary beneficiary of these VIEs because it is most closely associated with the VIEs. The VIEs’ activities include providing affordable housing for those individuals that qualify as low-income individuals which is also HUD’s primary goal, mission, or purpose. Consistent with the provisions FIN No. 46 (R), the Company does not consider the activities of these VIEs significant as they only have a de minimus affect on all the principal captions in the Consolidated Balance Sheet.

The Company recorded a charge of $18,628,000 ($11,261,000 net of tax) for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R) which resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method.

Upon implementation of FIN No. 46 (R) on February 1, 2004, the Company determined that it holds variable interests in 39 other VIEs representing 39 properties (38 in Residential Group and one in Land Development Group) for which it is not the primary beneficiary. Of the 38 Residential entities, including the five that were previously consolidated have been subsequently deconsolidated as disclosed above in accordance with the provisions of FIN No. 46 (R). The Company is involved with these unconsolidated VIEs as an equity holder, lender, management agent, or through other contractual relationships. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $25,000,000 at February 1, 2004, which is recorded as investments in and advances to real estate affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

As of October 31, 2004 the Company determined that it is the primary beneficiary of 26 VIEs representing 15 properties (19 VIEs representing eight properties in Residential Group, six VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). As of October 31, 2004 the Company held variable interest in 44 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $79,000,000 at October 31, 2004, which is recorded as investments in and advances to real estate affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living apartments and land development.

The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary (net of the five deconsolidated properties) are as follows:

	February 1, 2004	October 31, 2004

	(in thousands)
Total Assets	$555,000	$631,000
Nonrecourse Mortgage Debt	$520,000	$527,000
Total Liabilities (including nonrecourse mortgage debt)	$540,000	$557,000
Minority Interest	$15,000	$74,000

In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of two VIEs which hold secured borrowings of $70,000,000 (Note E) and $29,000,000 (Note C) as of October 31, 2004.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. All options granted under the 1994 Stock Plan (as amended, restated and renamed in June 2004 — formerly the 1994 Stock Option Plan) (the “Plan”) had an exercise price equal to the market value of the underlying common stock on the date of the grant, therefore, no stock-based employee compensation costs have been reflected in net earnings for stock options. Stock-based compensation costs, net of tax, relating to restricted stock awards were charged to net earnings in the amount of $307,000 and $186,000 during the three months ended October 31, 2004 and 2003, respectively, and $800,000 and $536,000 during the nine months ended October 31, 2004 and 2003, respectively. While these amounts were computed under APB No. 25, they are equal to the fair value based amounts as computed under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation.” The unearned compensation of restricted stock awards is reported as a reduction of additional paid-in-capital in the accompanying consolidated financial statements and amounted to $3,595,000 and $5,227,000 at October 31, 2004 and 2003, respectively. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net earnings (in thousands)
As reported	$37,340	$25,972	$79,366	$47,367
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax	(826)	(896)	(2,481)	(2,443)

Pro forma	$36,514	$25,076	$76,885	$44,924

Basic earnings per share
As reported	$.75	$.52	$1.59	$.95
Pro forma	$.73	$.50	$1.54	$.90
Diluted earnings per share
As reported	$.73	$.51	$1.56	$.94
Pro forma	$.72	$.49	$1.52	$.89

Accounting for Derivative Instruments and Hedging Activities

During the three and nine months ended October 31, 2004, the Company recorded approximately $80,000 and $1,184,000, respectively, as a decrease to interest expense in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. During the three and nine months ended October 31, 2003, the Company recorded approximately $25,000 and $565,000, respectively, as an increase to interest expense, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” was not material. There were no derivative losses reclassified into earnings from other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter for the three and nine months ended October 31, 2004 and 2003. As of October 31, 2004, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated other comprehensive income into earnings as interest expense associated with the effectiveness of cash flow hedges of approximately $1,765,000, net of tax.

At October 31 and January 31, 2004, the London InterBank Offered Rate (“LIBOR”) interest rate caps were reported at fair value of approximately $1,507,000 and $2,528,000, respectively, in the Consolidated Balance Sheets as other assets. The fair value of interest rate swap and floor agreements at October 31, 2004 and January 31, 2004 is an unrealized loss of $5,840,000 and $9,542,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”), with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC (“Stapleton Land”, a 90% owned subsidiary of the Company) entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the Bond Market Association (“BMA”) index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”).

The Company has concluded that the trust described above is considered a qualified special-purpose entity (“QSPE”) pursuant to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and thus is excluded from the scope of FIN 46 (R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The purchase obligation and the Fee have been accounted for as a derivative with changes in fair value recorded through earnings.

The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of the purchase obligation and the Fee at October 31, 2004 is approximately $627,000. The Company has reported revenue of $233,000 and $627,000 in the Consolidated Statement of Earnings for the three and nine months ended October 31, 2004, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

Restatement of Components of Shareholders’ Equity

In 2001, Stapleton Land, purchased $75,000,000 in Tax Increment Financing (“TIF”) bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a QSPE (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds which began in August 2004 and had a call option on the TIF bonds beginning in August 2003 (see below). In the event the Bonds were not removed from the Trust, the Company had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees, and credit enhancement fees (the “Retained Interest”).

The Company assessed its transfer of the Bonds to Lehman at inception and determined that it qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140 because the Company did not maintain control over the Trust, and the Bonds were legally isolated from the Company’s creditors. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Bonds to Lehman. At inception, the Retained Interest had no determinable fair value as the cash flows were not practical to estimate because of the uncertain nature of the tax base still under development. As a result, the Retained Interest was recorded at zero with all future income to be recorded under the cost recovery method. The Company separately assessed the obligation to redeem the Bonds from the Trust pursuant to the provisions of SFAS No. 140 and concluded the liability was not material. The original principal outstanding under the securitization structure described above was $145,000,000, which was not recorded on the Consolidated Balance Sheets.

The Company has restated prior period financial statements for the nine months ended October 31, 2003 resulting from a correction of an error in the application of SFAS No. 140 related to the Retained Interest. Prior to the restatement, the Company did not record any amount for the Retained Interest. Pursuant to SFAS No. 140, the Company determined that the change in fair value, subsequent to the initial assessment of fair value at the inception of the Retained Interest should have been recorded through OCI. This determination was based upon the fact that the fair value of cash flows from the Retained Interest should be accounted for as an available-for-sale security pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”

The restatement had no impact on net earnings or related per share amounts for the nine months ended October 31, 2003. The restatement resulted in a decrease in the accumulated other comprehensive loss balance and an increase in the shareholders’ equity balance as of January 31, 2003 of $8,390,000. For the nine months ended October 31, 2003, OCI increased $3,798,000 due to the increase in fair value of the Retained Interest, which resulted in a corresponding increase in other assets, an increase in shareholders’ equity and a decrease in the accumulated other comprehensive loss.

The following table summarizes the restated balances presented in the Consolidated Statement of Shareholders’ Equity:

	Accumulated Other	Total
	Comprehensive Income (Loss)	Shareholders’ Equity
	(in thousands)
October 31, 2003:
As originally reported	$(8,990)	$746,171
As restated	$3,198	$758,359

The Company reassessed the fair value and adjusted the amount of the Retained Interest through OCI on a quarterly basis. The Company measured its Retained Interest in the Trust at its estimated fair value based on the present value of the expected future cash flows, which were determined based on the expected future cash flows from the underlying Bonds and from expected changes in the rates paid to the certificate holders discounted at market yield, which considered the related risk. The difference between the amortized cost of the Retained Interest (approximately zero) and the fair value was recorded, net of the related tax and minority interest, in shareholders’ equity as a change in accumulated other comprehensive income. The quarterly fair value calculations were determined based on the application of the following key assumptions determined at the time of transfer:

•	Estimated weighted average life in years, which was approximately two years, and

•	Residual cash flows discount rate, which was 6.50%.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

The Company recorded the fair value, net of tax and minority interest, of the Retained Interest in other assets in the Consolidated Balance Sheets. The following table summarizes the fair value of the Retained Interest:

	October 31, 2004	January 31, 2004	October 31, 2003
		(in thousands)
Fair value	$—	$22,870	$22,401
Fair value, net of tax and minority interest	$—	$12,442	$12,188

In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by DURA, and the $70,000,000 revenue bonds were removed from the Trust through a third party purchase and deposited into a special-purpose entity (Note E). Upon removal of the Bonds from the Trust, Stapleton Land received and recorded approximately $21,762,000 ($11,840,000 net of tax and minority interest), which is classified as retained interest and interest income - Stapleton in the Consolidated Statements of Earnings for the three months ended October 31, 2004.

For the nine months ended October 31, 2004, Stapleton Land recognized $25,262,000 ($13,745,000 net of tax and minority interest) of income from the Retained Interest. Of this amount, the fair value of $22,870,000 ($12,445,000 net of tax and minority interest) was recognized in OCI in previous fiscal years and deferred until 2004 under the cost recovery method of revenue recognition. The remaining amount of $2,392,000 ($1,300,000 net of tax and minority interest) was earned and recognized during the nine months ended October 31, 2004. Stapleton Land does not expect to receive or pay any additional amounts related to the Retained Interest.

Reclassification

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. The Company adopted the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, certain amounts presented have been reclassified for disposal transactions (Note B).

B. Discontinued Operations and Gain on Disposition of Rental Properties and Division

Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations which have been sold or are held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings. We consider assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains on the sales of equity method properties are reported in continuing operations when sold. For the nine months ended October 31, 2004, three equity method investments were sold including Chapel Hill Mall, Chapel Hill Suburban, and Manhattan Town Center Mall. A gain of $31,996,000 ($19,341,000 net of tax) has been reported in equity in earnings of unconsolidated real estate entities in the Consolidated Statement of Earnings and, therefore, is included in earnings from continuing operations. No equity method investments were sold during the three months ended October 31, 2004 or the three and nine months ended October 31, 2003.

Included in discontinued operations at October 31, 2004 were five residential rental properties that were sold in November 2004 as there were no significant contingencies at October 31, 2004. The properties were Arboretum Place, Bridgewater, Colony Woods, Silver Hill, and Trellis at Lee’s Mill (Note K). All other rental properties included in discontinued operations were sold prior to October 31, 2004.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B. Discontinued Operations and Gain on Disposition of Rental Properties and Division (continued)

The following table summarizes the assets and liabilities of rental properties held for sale at October 31, 2004 related to Arboretum Place, Bridgewater, Colony Woods, Silver Hill, and Trellis at Lee’s Mill (in thousands). There were no rental properties held for sale at
January 31, 2004.

Assets
Real estate	$56,052
Other assets	868

$56,920

Liabilities
Mortgage debt, nonrecourse	$41,952
Other liabilities	6,234
Minority interest	368

$48,554

The following table provides detail for all rental properties included in discontinued operations.

		Square Feet/		Three Months	Nine Months	Three Months	Nine Months
		Number	Quarter/	Ended	Ended	Ended	Ended
Property	Location	of Units	Year Sold	10/31/2004	10/31/2004	10/31/2003	10/31/2003
Commercial Group:
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	Yes	Yes	Yes	Yes
Pavilion	San Jose, California	250,000 square feet	Q-3 2004	Yes	Yes	Yes	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	—	Yes	Yes	Yes

Residential Group:
Arboretum Place (1)	Newport News, Virginia	184 units	Q-4 2004	Yes	Yes	Yes	Yes
Bridgewater (1)	Hampton, Virginia	216 units	Q-4 2004	Yes	Yes	Yes	Yes
Colony Woods	Bellevue, Washington	396 units	Q-4 2004	Yes	Yes	Yes	Yes
Silver Hill (1)	Newport News, Virginia	153 units	Q-4 2004	Yes	Yes	Yes	Yes
Trellis at Lee’s Mill (1)	Newport News, Virginia	176 units	Q-4 2004	Yes	Yes	Yes	Yes
Regency Towers	Jackson, New Jersey	372 units	Q-3 2004	Yes	Yes	Yes	Yes
Woodlake	Silver Spring, Maryland	534 units	Q-1 2004	—	Yes	Yes	Yes
Laurels	Justice, Illinois	520 units	Q-3 2003	—	—	Yes	Yes
Vineyards	Broadview Heights, Ohio	336 units	Q-3 2003	—	—	Yes	Yes
Trowbridge	Southfield, Michigan	305 units	Q-1 2003	—	—	—	Yes

(1)	The partnership agreements related to these properties were amended on October 31, 2003, and as a result these properties switched from the equity method of accounting to full consolidation. Therefore, there is no impact on discontinued operations for the three and nine months ended October 31, 2003.

In addition, the Company’s Lumber Group strategic business unit (formerly presented as Lumber Trading Group segment) was included in discontinued operations at October 31, 2004. Lumber Group is a lumber wholesaler which was sold on November 12, 2004 to its employees. As there were no significant contingencies related to the sale at October 31, 2004, Lumber Group is included in discontinued operations for the three and nine months ended October 31, 2004 and 2003. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the new construction industry and to home remodelers.

Lumber Group was sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable, the remaining purchase price will be paid over the next five years by the buyer. In the three months ended January 31, 2005, the Company expects to report a gain on disposition of this segment of approximately $22,000,000 (approximately $13,300,000 net of tax) and will record a deferred gain of $4,085,902 (approximately $2,400,000 net of tax) to be recognized over the next five years as the note receivable is collected since the note is subordinate to the buyer’s senior financing.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B. Discontinued Operations and Gain on Disposition of Rental Properties and Division (continued)

Summarized financial information for Lumber Group’s assets and liabilities that have been classified as held for sale in the Consolidated Balance Sheets were as follows:

	October 31,	January 31,
	2004	2004
	(in thousands)
Assets
Real estate, net	$2,758	$3,769
Notes and accounts receivable, net	197,871	205,507
Inventories	44,174	46,140
Other assets	3,922	992

Total Assets	$248,725	$256,408

Liabilities
Notes payable	$48,988	$66,081
Accounts payable and accrued expenses	182,566	176,801

Total Liabilities	$231,554	$242,882

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B. Discontinued Operations and Gain on Disposition of Rental Properties and Division (continued)

The operating results relating to assets sold and assets held for sale were as follows:

	Three Months Ended October 31,
	2004			2003
	Lumber	Rental		Lumber	Rental
	Group	Properties	Total	Group	Properties	Total
	(in thousands)			(in thousands)
Revenues	$33,575	$4,360	$37,935	$39,627	$7,369	$46,996

Expenses
Operating expenses	29,551	2,046	31,597	34,453	3,758	38,211
Interest expense	1,169	1,194	2,363	966	2,476	3,442
Loss on early extinguishment of debt	—	197	197	—	190	190
Provision for decline in real estate	—	—	—	—	—	—
Depreciation and amortization	394	632	1,026	481	1,092	1,573

	31,114	4,069	35,183	35,900	7,516	43,416
Gain on disposition of rental properties	—	31,625	31,625	—	6,358	6,358

Earnings before income taxes	2,461	31,916	34,377	3,727	6,211	9,938

Income tax expense (benefit)
Current	2,289	(161)	2,128	788	(305)	483
Deferred	(1,237)	12,651	11,414	870	2,729	3,599

	1,052	12,490	13,542	1,658	2,424	4,082

Earnings before minority interest	1,409	19,426	20,835	2,069	3,787	5,856

Minority interest	—	(294)	(294)	—	(84)	(84)

Net earnings from discontinued operations	$1,409	$19,132	$20,541	$2,069	$3,703	$5,772

	Nine Months Ended October 31,
	2004			2003
	Lumber	Rental		Lumber	Rental
	Group	Properties	Total	Group	Properties	Total
	(in thousands)			(in thousands)
Revenues	$107,968	$18,269	$126,237	$86,508	$25,434	$111,942

Expenses
Operating expenses	93,346	7,903	101,249	78,408	12,284	90,692
Interest expense	3,491	5,282	8,773	2,385	7,342	9,727
Loss on early extinguishment of debt	—	435	435	—	190	190
Provision for decline in real estate	—	—	—	—	1,104	1,104
Depreciation and amortization	1,272	2,867	4,139	1,408	3,719	5,127

	98,109	16,487	114,596	82,201	24,639	106,840
Gain on disposition of rental properties	—	52,931	52,931	—	6,769	6,769
Loss on disposition of one division of Lumber Group	(1,093)	—	(1,093)	—	—	—

Earnings before income taxes	8,766	54,713	63,479	4,307	7,564	11,871

Income tax expense (benefit)
Current	3,691	415	4,106	1,378	1,749	3,127
Deferred	(28)	20,675	20,647	771	1,161	1,932

	3,663	21,090	24,753	2,149	2,910	5,059

Earnings before minority interest	5,103	33,623	38,726	2,158	4,654	6,812

Minority interest	—	(1,216)	(1,216)	—	(200)	(200)

Net earnings from discontinued operations	$5,103	$32,407	$37,510	$2,158	$4,454	$6,612

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B. Discontinued Operations and Gain on Disposition of Rental Properties and Division (continued)

The following table summarizes the gain (loss) on disposition of rental properties and division for the three and nine months ended October 31, 2004 and 2003, before taxes and minority interest:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Discontinued Operations:
Regency Towers	$25,390	$—	$25,390	$—
Woodlake	—	—	19,499	—
Pavilion	3,806	—	3,806	—
Hunting Park	369	—	2,176	—
Flatbush Avenue	2,063	—	2,063	—
Babin Building Centers, Inc.	—	—	(1,093)	—
Laurels	—	4,249	—	4,249
Vineyards	—	2,109	—	2,109
Trowbridge	—	—	—	538
Other	(3)	—	(3)	(127)

Total	$31,625	$6,358	$51,838	$6,769

C. Senior and Subordinated Debt

On February 10, 2004, the Company issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering under its shelf registration statement. The net proceeds from this offering were used to pay off the outstanding term loan balance of $56,250,000 under the long-term credit facility (Note D) and for general working capital purposes. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.

On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015, in a public offering under its shelf registration statement. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remaining proceeds were used for offering costs of $8,151,000, to repay $73,000,000 outstanding at the time under the revolver portion of the long-term credit facility and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, at any time on or after June 1, 2008 at a redemption price beginning at 103.813% for the year beginning June 1, 2008 and decreasing to 100% in years thereafter. However, if the Company completes one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.

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

In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140 and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the book value (which approximates amortized cost) of the bonds was recorded as a secured borrowing with a liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheets. The Company does not participate in and therefore does not report any cash flows related to this secured borrowing.

In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear interest at 8.25% and are due September 15, 2010. Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the long-term credit facility.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

D. Long-Term Credit Facility

Effective March 22, 2004, the Company increased its long-term credit facility to $450,000,000. The credit facility now consists solely of a $450,000,000 revolving line of credit (with no term loan) that matures in March 2007. This revolving line of credit includes up to a combined amount of $50,000,000 in outstanding letters of credit or surety bonds ($46,499,074 in letters of credit and $ -0- surety bonds were outstanding at October 31, 2004).

The outstanding balance of the long-term credit facility was $115,000,000 at October 31, 2004. The January 31, 2004 term loan balance of $56,250,000 was paid in full on February 10, 2004 using a portion of the net proceeds from the $100,000,000 senior note offering (Note C). The amended agreement has terms comparable to the previous credit facility.

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

E. Mortgage Debt, Nonrecourse

Nonrecourse mortgage debt, which is collateralized by completed rental properties, projects under development and undeveloped land, is as follows:

	October 31, 2004			January 31, 2004
	Amount		Rate	Amount	Rate
	(dollars in thousands)			(dollars in thousands)
Fixed	$3,017,323		6.76%	$2,480,223	6.91%
Variable
Taxable (1)	782,561		4.75%	757,406	4.18%
Tax-Exempt	653,270		2.92%	320,890	1.95%
Urban Development Action Grant (UDAG)	106,144		1.51%	75,658	2.03%

	$4,559,298	(2)	5.74%	$3,634,177	5.80%

(1)	Taxable variable-rate debt of $782,561 as of October 31, 2004 is protected with LIBOR swaps and caps described below.
(2)	The Company’s implementation of FIN No. 46 (R) as of February 1, 2004, resulted in the full consolidation of 25 VIEs representing 14 properties which were previously accounted for using the equity or cost method of accounting. The change in consolidation method for these properties as a result of FIN No. 46 (R) resulted in an increase in nonrecourse mortgage debt, net of the five properties that were deconsolidated, of approximately $520,000 ($290,000 fixed-rate and $230,000 variable-rate) on the Company’s Consolidated Balance Sheet during the first quarter (See Note A).

In August 2004, $70,000,000 of revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust by a third party purchaser (Note A) and deposited into a special purpose entity (“Entity”). The Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATS”) which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. A consolidated affiliate of ours acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the three months ended October 31, 2004, the Company contributed additional collateral of $2,843,000. The Company has consolidated the Entity as a secured borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATS, which mature in July 2005, was reported as nonrecourse mortgage debt, the revenue bonds were reported as other assets and the collateral was reported as restricted cash in the Consolidated Balance Sheet at October 31, 2004. As of October 31, 2004, the consolidated affiliate is exposed to losses to the extent there is a decrease in the value of the revenue bonds. For the three months ended October 31, 2004, the Company recorded approximately $513,000 of income related to this secured borrowing in the Consolidated Statement of Earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Mortgage Debt, Nonrecourse (continued)

On October 31, 2004, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development and land held for development or sale is as follows:

Amount
(in thousands)
Variable
Taxable	$66,708
Tax-Exempt	287,510
Fixed	65,312

Total	$419,530

Commitment from lenders	$492,759

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term, fixed-rate financing.

The Company has purchased LIBOR interest rate hedges for its nonrecourse mortgage debt portfolio as follows:

	Caps		Swaps (1)
		Average		Average
	Amount	Base Rate	Amount	Base Rate

	(dollars in thousands)		(dollars in thousands)
Period Covered
11/01/04-02/01/05 (2)	$602,321	4.86%	$554,696	2.89%
02/01/05-02/01/06	526,756	5.46%	340,893	3.34%
02/01/06-02/01/07	615,953	5.42%	393,013	3.50%
02/01/07-02/01/08	88,493	7.58%	142,876	4.09%

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.
(2)	These LIBOR-based hedges as of November 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

The Company is engaged in discussions with its current lenders, and is actively working, to extend and/or refinance maturing mortgage debt. As of October 31, 2004, the composition of mortgage debt maturities including scheduled amortization and balloon payments is as follows:

	Total	Scheduled
January 31,	Maturities	Amortization	Balloons
	(in thousands)
Three Months Ending
2005	$180,423	$40,729	$139,694
Fiscal Years Ending
2006	$515,801	$76,465	$439,336
2007	$808,509	$65,472	$743,037
2008	$345,929	$67,443	$278,486
2009	$273,808	$66,047	$207,761

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

F. Dividends, including Special Dividend

The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date	Date of	Payment	Amount
Declared	Record	Date	Per Share
March 11, 2004	June 1, 2004	June 15, 2004	$0.09
June 8, 2004	September 1, 2004	September 15, 2004	$0.10
September 8, 2004	December 1, 2004	December 15, 2004	$0.10
December 9, 2004	March 1, 2005	March 15, 2005	$0.10

On December 9, 2004, the Board of Directors approved a special one-time dividend of $0.20 per share in recognition of the sale of an entire strategic business unit, Forest City Trading Group Inc., a lumber wholesaler. The special dividend enables shareholders to benefit directly from the incremental liquidity realized from the sale, which is the final step in refocusing Forest City’s business solely on real estate development. The special dividend on the outstanding shares of both Class A and Class B Common Stock is payable on January 18, 2005, to shareholders of record at the close of business on January 3, 2005. Dividends declared after October 31, 2004, are not reflected in the accompanying consolidated financial statements.

G. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for “earnings from continuing operations.”

	Earnings from	Weighted
	Continuing	Average Common	Per
	Operations	Shares Outstanding	Common
	(Numerator)	(Denominator)	Share
	(in thousands)
Three Months Ended
October 31, 2004:
Basic EPS	$16,799	50,077,660	$.34
Effect of dilutive securities — stock options	—	841,468	(.01)

Diluted EPS	$16,799	50,919,128	$.33

October 31, 2003:
Basic EPS	$20,200	49,939,452	$.40
Effect of dilutive securities — stock options	—	732,522	—

Diluted EPS	$20,200	50,671,974	$.40

Nine Months Ended
October 31, 2004:
Basic EPS	$53,117	50,037,088	$1.06
Effect of dilutive securities — stock options	—	849,085	(.02)

Diluted EPS	$53,117	50,886,173	$1.04

October 31, 2003:
Basic EPS	$40,755	49,842,969	$.82
Effect of dilutive securities — stock options	—	656,729	(.01)

Diluted EPS	$40,755	50,499,698	$.81

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

As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest is now probable. As such, for the three and nine months ended October 31, 2003, reductions of $1,813,000 and $2,043,000 are included in revenue in the Consolidated Statements of Earnings. No reduction was recorded for the three and nine months ended October 31, 2004.

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

In October 1998, the Project entered into a lease agreement with General Motors (“GM”) whereby the Project, except for the apartments, is leased to GM through 2010. It is expected that GM will exercise the purchase option. This lease arrangement, coupled with the resurgence of downtown Detroit as a result of GM’s relocation of its corporate headquarters adjacent to the Project and the entry of the gaming industry, has significantly improved the operating performance of the Project. At the same time, the note was restructured to extend the term from December 31, 2000 to December 31, 2022. The Company believes that the current and anticipated improved performance of the Project supports its assessment that the note is now collectible. As a result, the Company reduced the reserves for the Millender Center by $-0- and $5,633,000 for the three and nine months ended October 31, 2003, which is included in revenue in the Consolidated Statements of Earnings. The reduction of this reserve was primarily the result of increased cash flow projections due to the extension of the Project’s tax advantaged bonds. No reductions were recorded for the three and nine months ended October 31, 2004.

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
Notes to Consolidated Financial Statements
(Unaudited)

I. Investments in and Advances to Real Estate Affiliates

Included in investments in and advances to real estate affiliates are unconsolidated investments in entities which the Company does not control and is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to other partners. Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	October 31,	January 31,
	2004	2004
	(in thousands)
Balance Sheet:
Completed rental properties	$1,757,105	$2,375,832
Projects under development	257,212	263,687
Land held for development or sale	166,265	104,851
Accumulated depreciation	(462,971)	(499,297)
Restricted cash (1)	372,229	50,503
Other assets (2)	525,404	195,765

Total Assets	$2,615,244	$2,491,341

Mortgage debt, nonrecourse	$1,919,483	$2,153,443
Advances from general partner	—	1,385
Other liabilities (2)	352,207	166,907
Members’ and partners’ equity (2)	343,554	169,606

Total Liabilities and Members’/Partners’ Equity	$2,615,244	$2,491,341

(1)	The increase in restricted cash from January 31, 2004 to October 31, 2004 primarily relates to escrow deposits for construction loan proceeds of Ohana Military Communities, a 1,952 unit residential development property in Honolulu, Hawaii.
(2)	The increase in other assets, other liabilities and members’ and partners’ equity from January 31, 2004 to October 31, 2004 primarily relates to the Nets acquisition (Note J).

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands)
Operations:
Revenues	$142,905	$121,894	$398,366	$415,624
Operating expenses	(84,547)	(67,586)	(230,080)	(226,294)
Interest expense	(26,505)	(26,213)	(75,477)	(95,987)
Depreciation and amortization	(16,529)	(17,327)	(44,877)	(55,370)
Gain on disposition of rental properties (3)	—	—	61,427	—

Net earnings (pre-tax)	$15,324	$10,768	$109,359	$37,973

Company’s portion of net earnings (pre-tax)	$10,777	$11,433	$60,671	$33,103

(3)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

Nine Months Ended
October 31, 2004
(in thousands)
Chapel Hill Mall (Akron, Ohio)	$56,455
Chapel Hill Suburban (Akron, Ohio)	1,831
Manhattan Town Center Mall (Manhattan, Kansas)	3,141

Total gain on disposition of rental properties	$61,427

Company’s portion of gain on disposition of rental properties	$31,996

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

I. Investments in and Advances to Real Estate Affiliates (continued)

Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	October 31,	January 31,
	2004	2004
	(in thousands)
Members’ and partners’ equity as above	$343,554	$169,606
Equity of other members and partners	239,114	51,567

Company’s investment in partnerships	104,440	118,039
Advances to partnerships, as above	—	1,385
Advances to other real estate affiliates (4)	352,460	313,160

Investments in and Advances to Real Estate Affiliates	$456,900	$432,584

(4)	As is customary within the real estate industry, the Company invests in certain real estate projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York Office operations. The Company consolidates its investments in these projects. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. At October 31, 2004 and January 31, 2004, amounts advanced for real estate projects on behalf of this partner, collateralized by this partnership interest, were $81,135 and $114,164, respectively, of the $352,460 and $313,160 presented above for “Advances to other real estate affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property. Effective February 1, 2004, the Company modified certain provisions of its arrangement with its partner in the New York operations for certain existing and all prospective property partnerships. These modifications had, and are expected to have, an insignificant financial impact on the Company. During the first quarter of 2004, the Company has reclassified in its Consolidated Balance Sheet a net amount of approximately $30,000 from investments and advances to real estate affiliates to minority interest, which had no impact to its Consolidated Statements of Earnings or Cash Flows.

Upon implementation of FIN No. 46 (R) on February 1, 2004, the Company determined that it is the primary beneficiary of 25 previously unconsolidated VIEs that have been consolidated effective February 1, 2004 (Note A).

J. Segment Information

The Company uses an additional measure, along with net earnings, to report its operating results. This non-GAAP measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) is defined as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, division and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) noncash charges from real estate operations of Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax).

Although net earnings under GAAP is useful in assessing the overall performance of the Company on a consolidated basis, net earnings does not provide the management team and chief operating decision maker with a clear measure of each segment’s core operating performance. The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is in the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT tells the chief operating decision maker how profitable a real estate segment is simply by operating for the sole purpose of collecting rent, paying operating expenses and servicing its debt. In contrast, the Company’s reported GAAP financial statements include numerous accounting items which have been excluded from EBDT and disclosed in its filings that the Company believes are not consistent with its chief operating decision maker’s review of financial performance and allocation of resources amongst its segments. Unlike the real estate segments, the Chief Executive Officer reviews only EBDT, which equals the Company’s position of net earnings, of the Nets Segment as this is an equity method investment.

EBDT, as presented, excludes gains or losses on sales, provisions for decline, straight-line rent adjustments, cumulative effect of accounting changes, depreciation and amortization of the real estate groups, and deferred taxes in assessing performance of these segments so the Company’s chief operating decision maker, along with its entire management team, is able to evaluate what they view to be the core operations of each segment.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

J. Segment Information (continued)

New Segment:
On August 16, 2004, the Company purchased a 21% ownership interest in the National Basketball Association (“NBA”) franchise known as the New Jersey Nets that will be reported on the equity method of accounting. The Company’s economic ownership can decrease based on the achievement of certain return thresholds as provided in the arrangement with its partner. The purchase of the interest in the Nets is the first step in the Company’s efforts to pursue development projects, which include a new entertainment arena complex and adjacent developments combining housing, offices, shops and public open space. As the result of this investment, the Company has added a new reportable segment, the Nets. The Nets segment is primarily comprised of and will report on the sports operations of the basketball team.

In connection with the purchase of the franchise, the Company has provided an indemnity guarantee to the NBA for any losses arising from the purchase transaction, including the potential relocation of the team. The Company’s indemnity is limited to $100,000,000 and is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company has purchased a $100,000,000 insurance policy to cover its obligations under this indemnity. The Company evaluated the indemnity guarantee in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and determined that the fair value for the Company’s liability for its obligations under the guarantee was not material. The Nets report on a December 31 year end.

Disposal of Segment:
The Company’s Lumber Group strategic business unit, which was sold on November 12, 2004 to its employees, is no longer a reportable segment of the Company. The assets and liabilities of Lumber Group were classified as held for sale on the Consolidated Balance Sheets at October 31, 2004 and January 31, 2004. The operating results of Lumber Group have been included in discontinued operations for the three and nine months ended October 31, 2004 and 2003 in the Consolidated Statements of Operations (Note B).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

J. Segment Information (Continued)

The following tables summarize financial data for the Commercial, Residential, Land Development, Nets and Corporate Activities. All amounts are presented in thousands.

			Three Months		Nine Months
	October 31,	January 31,	Ended October 31,		Ended October 31,
	2004	2003	2004	2003	2004	2003
			Expenditures for Additions
	Identifiable Assets		to Real Estate
Commercial Group	$4,599,293	$3,853,283	$109,480	$57,489	$389,122	$209,070
Residential Group	2,007,788	1,457,512	50,759	78,384	219,679	128,554
Land Development Group	284,256	229,791	6,625	10,007	24,419	42,732
The Nets (3)	48,628	—	—	—	—	—
Corporate Activities	67,197	127,078	1,272	88	3,014	721
Other (1)	248,725	256,408	221	90	523	940

Total	$7,255,887	$5,924,072	$168,357	$146,058	$636,757	$382,017

	Three Months		Nine Months		Three Months		Nine Months
	Ended October 31,		Ended October 31,		Ended October 31,		Ended October 31,
	2004	2003	2004	2003	2004	2003	2004	2003
	Revenues				Operating Expense
Commercial Group	$181,867	$153,074	$539,120	$462,958	$96,068	$79,052	$275,501	$246,320
Residential Group	52,410	33,124	151,477	108,775	33,549	18,512	94,677	58,270
Land Development Group	21,822	49,734	71,452	74,565	10,818	28,663	41,770	43,772
The Nets (3)	—	—	—	—	—	—	—	—
Corporate Activities	9	111	103	411	9,127	6,489	22,756	18,252

Total	$256,108	$236,043	$762,152	$646,709	$149,562	$132,716	$434,704	$366,614

	Interest Expense				Depreciation and Amortization Expense
Commercial Group	$43,924	$35,077	$120,640	$96,162	$30,558	$24,744	$89,751	$71,884
Residential Group	10,964	5,108	30,726	15,328	10,624	4,396	33,146	13,532
Land Development Group	2,136	806	4,855	2,233	142	65	198	185
The Nets (3)	—	—	—	—	—	—	—	—
Corporate Activities	9,472	6,458	26,298	19,833	435	438	1,406	1,352

Total	$66,496	$47,449	$182,519	$133,556	$41,759	$29,643	$124,501	$86,953

	Earnings Before Income Taxes (EBIT)				Earnings Before Depreciation, Amortization & Deferred Taxes
Commercial Group	$14,324	$15,715	$60,101	$57,678	$49,400	$40,398	$140,742	$120,636
Gain on disposition of equity method properties	—	—	31,996	—	—	—	—	—
Residential Group	(15)	9,307	136	35,950	21,869	17,461	55,540	55,221
Provision for decline in real estate	—	—	—	(1,624)	—	—	—	—
Land Development Group	38,308	25,920	68,915	38,854	26,839	16,303	42,677	25,199
The Nets (3)	(1,630)	—	(1,630)	—	(985)	—	(985)	—
Corporate Activities	(19,025)	(13,274)	(50,357)	(50,511)	(15,947)	(6,336)	(35,037)	(31,633)
Loss on disposition of other investments	—	—	—	(431)	—	—	—	—
Other (1)	—	—	—	—	1,409	2,070	5,764	2,158

Total	$31,962	$37,668	$109,161	$79,916	$82,585	$69,896	$208,701	171,581

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

J. Segment Information (Continued)

Reconciliation of EBDT to Net Earnings by segment:

			Land
	Commercial	Residential	Development	The	Corporate
Three Months Ended October 31, 2004	Group	Group	Group	Nets(3)	Activities	Other(1)	Total
EBDT	$49,400	$21,869	$26,839	$(985)	$(15,947)	$1,409	$82,585
Depreciation and amortization — Real Estate Groups	(30,791)	(13,635)	(41)	—	—	—	(44,467)
Deferred taxes — Real Estate Groups	(13,545)	(7,145)	(5,558)	—	4,359	—	(21,889)
Straight-line rent adjustment	3,053	(80)	—	—	—	—	2,973
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization	(210)	(390)	—	—	—	—	(600)
Deferred taxes	(473)	21	—	—	—	—	(452)
Straight-line rent adjustment	211	—	—	—	—	—	211
Gain on disposition of rental properties	3,631	15,348	—	—	—	—	18,979

Net earnings	$11,276	$15,988	$21,240	$(985)	$(11,588)	$1,409	$37,340

Three Months Ended October 31, 2003

EBDT	$40,398	$17,461	$16,303	$—	$(6,336)	$2,070	$69,896
Depreciation and amortization — Real Estate Groups	(26,524)	(7,435)	(18)	—	—	—	(33,977)
Deferred taxes — Real Estate Groups	(7,367)	(4,678)	(1,212)	—	(1,962)	—	(15,219)
Straight-line rent adjustment	2,154	220	—	—	—	—	2,374
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization	(374)	(641)	—	—	—	—	(1,015)
Deferred taxes	(237)	26	—	—	—	—	(211)
Straight-line rent adjustment	280	—	—	—	—	—	280
Gain on disposition of rental properties	—	3,844	—	—	—	—	3,844

Net earnings	$8,330	$8,797	$15,073	$—	$(8,298)	$2,070	$25,972

			Land
	Commercial	Residential	Development	The	Corporate
Nine Months Ended October 31, 2004	Group	Group	Group	Nets(3)	Activities	Other (1)	Total
EBDT	$140,742	$55,540	$42,677	$(985)	$(35,037)	$5,764	$208,701
Depreciation and amortization — Real Estate Groups	(93,763)	(41,579)	9	—	—	—	(135,333)
Deferred taxes — Real Estate Groups	(22,472)	(10,118)	(3,998)	—	4,178	—	(32,410)
Straight-line rent adjustment	1,950	(148)	—	—	—	—	1,802
Gain on disposition of equity method rental properties, net of tax	19,341	—	—	—	—	—	19,341
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization	(952)	(1,686)	—	—	—	—	(2,638)
Deferred taxes	(746)	270	—	—	—	—	(476)
Straight-line rent adjustment	844	—	—	—	—	—	844
Loss on disposition of one division of Lumber Group	—	—	—	—	—	(661)	(661)
Gain on disposition of rental properties	4,322	27,135	—	—	—	—	31,457
Cumulative effect of change in accounting principle, net of tax	(477)	(10,784)	—	—	—	—	(11,261)

Net earnings	$48,789	$18,630	$38,688	$(985)	$(30,859)	$5,103	$79,366

Nine Months Ended October 31, 2003

EBDT	$120,636	$55,221	$25,199	$—	$(31,633)	$2,158	$171,581
Depreciation and amortization — Real Estate Groups	(73,904)	(21,869)	(54)	—	—	—	(95,827)
Deferred taxes — Real Estate Groups	(18,908)	(10,373)	(2,948)	—	517	—	(31,712)
Straight-line rent adjustment	3,989	363	—	—	—	—	4,352
Provision for decline in real estate, net of tax and minority interest	—	(982)	—	—	—	—	(982)
Loss on disposition, net of tax other investments	—	—	—	—	(261)	—	(261)
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization	(1,211)	(2,193)	—	—	—	—	(3,404)
Deferred taxes	(592)	(51)	—	—	—	—	(643)
Straight-line rent adjustment	833	—	—	—	—	—	833
Provision for decline in real estate	(467)	—	—	—	—	—	(467)
(Loss) gain on disposition of rental properties	(64)	3,961	—	—	—	—	3,897

Net earnings	$30,312	$24,077	$22,197	$—	$(31,377)	$2,158	$47,367

(1)	Other represents the discontinued operations of the Lumber Group, which no longer is a reportable segment.
(2)	See Note B — Discontinued Operations starting on page 12 for more information.
(3)	The Nets is an equity method investment.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

K. Subsequent Events

On November 2, 2004, the Company sold Colony Woods apartment community in Bellevue, Washington. On November 3, 2004, the Company sold Bridgewater and Trellis at Lee’s Mill apartment communities, located in Hampton, Virginia and Newport News, Virginia, respectively. On November 4, 2004, the Company sold Arboretum Place and Silver Hill apartment communities, both located in Newport News, Virginia. These five properties were accounted for under the full consolidation method of accounting. The Company’s gain on disposition as a result of these sales is estimated to be approximately $14,800,000 (approximately $9,000,000 net of tax).

The Company’s Lumber Group strategic business unit (formerly presented as Lumber Trading Group segment) was sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Lumber Group is a lumber wholesaler which was sold on November 12, 2004 to its employees. Pursuant to the terms of the note receivable, the remaining purchase price will be paid over the next five years by the buyer. In the three months ended January 31, 2005, the Company expects to report a gain on disposition of this segment of approximately $22,000,000 (approximately $13,300,000 net of tax) and will record a deferred gain of $4,085,902 (approximately $2,400,000 net of tax) to be recognized over the next five years as the note receivable is collected since the note is subordinate to the buyer's senior financing.

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

GENERAL

We are principally engaged in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. We have four reportable segments. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations, through our partnership with Forest City Ratner Companies, are part of the Commercial Group. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. Our Lumber Group strategic business unit (formerly presented as Lumber Trading Group), which was sold on November 12, 2004 to its employees, is no longer a reportable segment. The New Jersey Nets (the “Nets”) is a franchise of the National Basketball Association in which we are an equity investor. We have approximately $7.2 billion of assets in 19 states and the District of Columbia. Our Corporate headquarters are in Cleveland, Ohio.

RESULTS OF OPERATIONS

We report our results of operations for each of our four segments and Corporate Activities as we believe this presentation provides the most meaningful understanding of our financial performance.

Overview — We are a fully-integrated real estate company principally engaged in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. Our portfolio includes interests in retail centers, apartment communities, office buildings, land development and hotels. We believe that our Company benefits from geographic focus and product diversity. Our products are focused in our core markets, which include New York City/Philadelphia metropolitan area, Boston, Denver, California and Greater Washington, D.C./Baltimore metropolitan area. These are growing urban markets with high barriers to entry where we have successfully gained access to large, complex commercial, residential and mixed-use projects.

Certain amounts in the Consolidated Balance Sheets, Statements of Earnings and Statements of Cash Flows are not comparable to the prior period due to the implementation of FIN No. 46 (R) at February 1, 2004 (see New Accounting Standards-FIN No. 46 (R) section), and the consolidation of four properties previously accounted under the equity method due to the acquisition of our partners’ interest.

During the third quarter of 2004 we opened two properties in our Commercial Group: Victoria Gardens in Rancho Cucamonga, California and Quartermaster Plaza in Philadelphia, Pennsylvania.

Other significant milestones occurring during the third quarter included:

•	The sale of Pavilion, an office building located in San Jose, California;
•	The sale of Flatbush Avenue, a specialty retail center in Brooklyn, New York;
•	The sale of Regency Towers, an apartment building located in Jackson, New Jersey;
•	Investment in an interest in the National Basketball Association franchise known as the Nets.

For the quarter, the operating performance for our comparable properties (properties that were open and operating in both the third quarter of 2004 and 2003) improved modestly over the prior year. On a year-to-date basis, our retail, office and hotel portfolios compare favorably to a year ago, and more than offset decreases in our Residential Group.

With a full project development pipeline of opportunities in diverse products and locations, we believe we are well-positioned for future growth. We continue to remain cautiously optimistic and mindful of present economic risks as we move through 2004. The development and operating risks that we are encountering are mitigated by our proven ability to execute.

Net Earnings — Our net earnings for the three months ended October 31, 2004 were $37,340,000 versus $25,972,000 for the three months ended October 31, 2003. Net earnings for the nine months ended October 31, 2004 were $79,366,000 versus $47,367,000 for the nine months ended October 31, 2003. The positive fluctuation during the nine month period is primarily attributable to the gain on sale of $19,341,000 related to two regional malls and one specialty retail center during the second quarter of 2004, the gain on sale of $15,348,000 related to the sale of an apartment community during the third quarter of 2004 and the sale of other rental properties and division (see related discussion in the Discontinued Operations and Gain on Disposition of Rental Properties and Division section). In addition, we received and reported income of $13,745,000, net of tax and minority interest, related to our retained interest in a trust holding $145,000,000 of bonds. Of this amount, $12,445,000 of net earnings was recognized in OCI in previous fiscal years and deferred until 2004 under the cost recovery method. The remaining $1,300,000 represents net earnings earned and recognized on the retained interest during the nine months ended October 31, 2004. The positive fluctuation is also attributable to the addition of eight residential communities, four office buildings and four retail centers offset by a loss of $985,000 related to our equity investment in the Nets.

Also impacting the change in net earnings is Lumber Group which had net earnings of $1,409,000 for the three months ended October 31, 2004 versus $2,070,000 for the three months ended October 31, 2003. The net earnings of Lumber Group for the nine months ended October 31, 2004 were $5,764,000 versus $2,158,000 for the nine months ended October 31, 2003. The Lumber Group was sold on November 12, 2004 (see related discussion in the Discontinued Operations and Gain on Disposition of Rental Properties and Division section).

Summary of Segment Operating Results — The following tables present a summary of revenues, equity in earnings of unconsolidated real estate entities, operating expenses and interest expense incurred by each segment for the three and nine months ended October 31, 2004 and 2003.

New Segment:
On August 16, 2004, we purchased a 21% ownership interest in the National Basketball Association (“NBA”) franchise known as the New Jersey Nets that will be reported on the equity method of accounting. Our economic ownership can decrease based on the achievement of certain return thresholds as provided in the arrangement with our partner. The purchase of the interest in the Nets is the first step in the our efforts to pursue development projects, which include a new entertainment arena complex and adjacent developments combining housing, offices, shops and public open space. As the result of this investment, we have added a new reportable segment, the Nets. The Nets segment is primarily comprised of and will report on the sports operations of the basketball team.

In connection with the purchase of the franchise, we have provided an indemnity guarantee to the NBA for any loss arising from the purchase transactions, including the potential relocation of the team. Our indemnity is limited to $100,000,000 and is effective as long as we own an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. We purchased a $100,000,000 insurance policy in connection with such indemnity. We evaluated the indemnity guarantee in accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and determined that the fair value for our liability for our obligations under the guarantee was not material. The Nets report on a December 31 year end.

Disposal of Segment:
The Company’s Lumber Group strategic business unit, which was sold on November 12, 2004 to its employees, is no longer a reportable segment of the Company. The assets and liabilities of Lumber Group were classified as held for sale on the Consolidated Balance Sheets at October 31, 2004 and January 31, 2004. The operating results of Lumber Group have been included in discontinued operations for the three and nine months ended October 31, 2004 and 2003 in the Consolidated Statements of Operations (See related discussion in the Discontinued Operations and Gain on Disposition of Rental Properties and Division section).

See discussion of these amounts by segment in the narratives below.

	Three Months Ended October 31,			Nine Months Ended October 31,
	2004	2003	Variance	2004	2003	Variance
	(in thousands)			(in thousands)
Revenues
Commercial Group	$181,867	$153,074	$28,793	$539,120	$462,958	$76,162
Residential Group	52,410	33,124	19,286	151,477	108,775	42,702
Land Development Group	21,822	49,734	(27,912)	71,452	74,565	(3,113)
The Nets	—	—	—	—	—	—
Corporate Activities	9	111	(102)	103	411	(308)

Total Revenues	$256,108	$236,043	$20,065	$762,152	$646,709	$115,443

Recognized interest and interest income—Stapleton
Land Development Group	$24,169	$—	$24,169	$29,337	$—	$29,337

Equity in Earnings of Unconsolidated Real Estate Entities
Commercial Group	$4,152	$1,513	$2,639	$40,014	$9,086	$30,928
Residential Group	2,842	4,199	(1,357)	7,338	13,538	(6,200)
Land Development Group	5,413	5,721	(308)	14,949	10,479	4,470
The Nets	(1,630)	—	(1,630)	(1,630)	—	(1,630)
Corporate Activities	—	—	—	—	—	—

Total Equity in Earnings of Unconsolidated Real Estate Entities	$10,777	$11,433	$(656)	$60,671	$33,103	$27,568

Operating Expenses
Commercial Group	$96,068	$79,052	$17,016	$275,501	$246,320	$29,181
Residential Group	33,549	18,512	15,037	94,677	58,270	36,407
Land Development Group	10,818	28,663	(17,845)	41,770	43,772	(2,002)
The Nets	—	—	—	—	—	—
Corporate Activities	9,127	6,489	2,638	22,756	18,252	4,504

Total Operating Expenses	$149,562	$132,716	$16,846	$434,704	$366,614	$68,090

Interest Expense
Commercial Group	$43,924	$35,077	$8,847	$120,640	$96,162	$24,478
Residential Group	10,964	5,108	5,856	30,726	15,328	15,398
Land Development Group	2,136	806	1,330	4,855	2,233	2,622
The Nets	—	—	—	—	—	—
Corporate Activities	9,472	6,458	3,014	26,298	19,833	6,465

Total Interest Expense	$66,496	$47,449	$19,047	$182,519	$133,556	$48,963

Commercial Group

Revenues — Revenues for the Commercial Group increased by $28,793,000, or 18.8%, for the three months ended October 31, 2004 over the same period in the prior year. This increase is primarily the result of:

•	Increase of $12,573,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $5,470,000 primarily related to an increase in occupancy and rates;

•	Increase of $10,868,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46 (R): Mall at Robinson in Pittsburgh, Pennsylvania, Mall at Stonecrest in Atlanta, Georgia, and M.K. Ferguson Plaza in Cleveland, Ohio. (See New Accounting Standards — FIN No. 46 (R) section of the MD&A);

•	Increase of $875,000 related to commercial land sales at Antelope Valley Mall in Palmdale, California.

The increase was partially offset by a decrease in revenues of approximately $993,000 was generally due to fluctuations in operations at mature properties.

Revenues for the Commercial Group increased by $76,162,000 or 16.5% for the nine months ended October 31, 2004 over the same period in the prior year. This increase in revenues was primarily the result of:

•	Increase of $43,656,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $13,931,000 primarily related to an increase in occupancy and rates;

•	Increase of $31,185,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46 (R): Mall at Robinson, Mall at Stonecrest and M.K. Ferguson Plaza. (See New Accounting Standards — FIN No. 46 (R) section of the MD&A);

•	Increase of $5,143,000 related to commercial land sales at Antelope Valley Mall and Saddle Rock in Aurora, Colorado;

•	Increase of $9,663,000 primarily related to development fee revenue at Twelve MetroTech Center in Brooklyn, New York; and

•	The balance of the remaining increase in revenues of approximately $1,002,000 was generally due to fluctuations in operations at mature properties.

These increases in revenue were partially offset by the following decreases:

•	Decrease of $10,318,000 primarily related to non-recurring insurance proceeds at the Embassy Suites Hotel in Manhattan, New York recognized in 2003; and

•	Decrease in commercial land sales of $18,100,000 related to the sale of land in Queens, New York in 2003.

Operating and Interest Expenses — Operating expenses for the Commercial Group increased $17,016,000, or 21.5%, for the three months ended October 31, 2004 over the same period in the prior year. The increase in operating expenses was primarily the result of:

•	Increase of $5,263,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $1,332,000 primarily related to an increase in occupancy;

•	Increase of $4,765,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46 (R): Mall at Robinson, Mall at Stonecrest, and M.K. Ferguson Plaza;

•	Increase relating to commercial land sales of $875,000 at Antelope Valley Mall and Saddlerock; and

•	The balance of the increase in operating expenses of approximately $4,781,000 was generally due to fluctuations in operations at mature properties.

Operating expenses for the Commercial Group increased $29,181,000 or 11.8% for the nine months ended October 31, 2004 over the same period in the prior year. The increase in operating expenses was primarily the result of:

•	Increase of $15,421,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $2,239,000 primarily related to an increase in occupancy;

•	Increase of $13,631,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46 (R): Mall at Robinson, Mall at Stonecrest, and M.K. Ferguson Plaza;

•	Increase related to outlot sales of $4,900,000 at Antelope Valley Mall and Saddle Rock;

•	The balance of the increase in operating expenses of approximately $10,595,000 was generally related to fluctuations in operations at mature properties.

These increases in operating expenses were partially offset by the following decrease:

•	Decrease related to commercial land sales of $17,605,000 due primarily to the sale of land in Queens, New York in 2003.

Interest expense increased during the three months ended October 31, 2004 for the Commercial Group by $8,847,000 or 25.2% and $24,478,000 or 25.5% during the nine months ended October 31, 2004 compared the same periods in the prior year. The increase is primarily attributable to the consolidation of the three properties listed above that were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R) and the opening of the properties listed in the table below.

The following table presents the significant increase (decreases) in revenues and operating expenses incurred by the Commercial Group for new property openings for the three and nine months ended October 31, 2004 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended
				October 31, 2004
		Quarter/Year	Square		Operating		Operating
Property	Location	Opened	Feet	Revenues	Expenses	Revenues	Expenses
Retail Centers:
Quartermaster Plaza	Philadelphia, PA	Q3-2004	459,000	$440	$26	$440	$147
Victoria Gardens (2)	Rancho Cucamonga, CA	Q3-2004	1,034,000	—	—	—	—
Atlantic Terminal	Brooklyn, NY	Q2-2004	373,000	1,785	958	2,280	1,964
Brooklyn Commons	Brooklyn, NY	Q2-2004	151,000	552	(75)	1,103	62
Short Pump Town Center (1)	Richmond, VA	Q3-2003	1,251,000	4,920	1,634	14,414	4,693

Office Buildings:
Atlantic Terminal (2 Hanson Place)	Brooklyn, NY	Q2-2004	399,000	3,089	1,081	6,125	1,827
Harlem Center	Manhattan, NY	Q4-2003	146,000	1,162	370	2,935	1,129
Fifteen MetroTech Center	Brooklyn, NY	Q2-2003	653,000	475	923	11,981	3,765
40 Landsdowne Street	Cambridge, MA	Q2-2003	215,000	150	346	4,378	1,834

Total				$12,573	$5,263	$43,656	$15,421

(1)      This property was consolidated in accordance with FIN No. 46 (R) effective February 1, 2004.

(2)      This property opened on October 28, 2004.

Residential Group

Revenues — Revenues for the Residential Group increased by $19,286,000, or 58.2%, during the three months ended October 31, 2004 compared to the same period in the prior year. This increase was primarily the result of:

•	Increase of $3,308,000 related to new property openings and acquisitions, as noted in the table below;

•	Increase of $6,368,000 related to the consolidation of three properties previously accounted for on the equity method of accounting as the result of the acquisition of our partner's interest;

•	Increase of $7,538,000 due to the consolidation of six properties previously accounted for on the equity method of accounting as the result of the restructuring of partnership agreements; and

•	Increase of $5,715,000 due to the consolidation of seven properties that were not consolidated prior to the implementation of FIN No. 46 (R).

These increases in revenues were partially offset by the following decreases:

•	Decrease of $1,813,000 related to the recognition in the prior comparable period of non-recurring contingent interest income from an unreserved participating note receivable;

•	Decrease of $1,581,000 due to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R); and

•	The balance of the remaining decrease of approximately $249,000 is generally due to fluctuations in mature properties.

Revenues for the Residential Group increased by $42,702,000, or 39.3%, during the nine months ended October 31, 2004 compared to the same period in the prior year. This increase was primarily the result of:

•	Increase of $8,689,000 related to new property openings and acquisitions, as noted in the table below;

•	Increase of $16,851,000 related to the consolidation of three properties previously accounted for on the equity method of accounting as the result of the acquisition of our partner’s interest;

•	Increase of $22,769,000 related to the consolidation of six properties previously accounted for on the equity method of accounting as the result of the restructuring of partnership agreements; and

•	Increase of $16,810,000 related to the consolidation of seven properties that were not consolidated prior to the implementation of FIN No. 46 (R).

These increases in revenues were partially offset by the following decreases:

•	Decrease of $5,450,000 related to the recognition in the prior comparable period of non-recurring contingent interest income from an unreserved participating note receivable;

•	Reduction of $7,526,000 related primarily due to the reserve for the note receivable from Millender Center in the prior period;

•	Decrease of $4,731,000 related to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R);

•	Decrease of $3,113,000 related to the sale of a parcel of land in Long Island, New York; and

•	The balance of the remaining decrease of approximately $1,597,000 is generally due to fluctuations in mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group increased by $15,037,000, or 81.2%, during the three months ended October 31, 2004 compared to the same period in the prior year. This increase was primarily the result of:

•	Increase of $2,464,000 related to the new property openings and acquisitions, as noted in the table below;

•	Increase of $3,238,000 related to the consolidation of three properties previously accounted for under the equity method of accounting as a result of the acquisition of our partner’s interest;

•	Increase of $4,056,000 related to the consolidation of six properties previously accounted for on the equity method of accounting as the result of the restructuring of partnership agreements;

•	Increase of $3,365,000 related to the consolidation of seven properties that were not consolidated prior to the implementation of FIN No. 46 (R);

•	Increase in project write-offs of abandoned development projects totaling $1,315,000 compared to the same period in the prior year; and

•	The balance of the remaining increase of approximately $1,509,000 is generally due to fluctuations in mature properties.

These increases in operating expenses were partially offset by the following decrease:

•	Decrease of $910,000 relating to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R).

Operating expenses for the Residential Group increased by $36,407,000, or 62.5%, during the nine months ended October 31, 2004 compared to the same period in the prior year. This increase was primarily the result of:

•	Increase of $6,396,000 related to new property openings and acquisitions, as noted in the table below;

•	Increase of $8,328,000 related to the consolidation of three properties previously accounted for on the equity method of accounting as the result of the acquisition of our partner’s interest;

•	Increase of $11,365,000 related to the consolidation of six properties previously accounted for on the equity method of accounting as the result of the restructuring of partnership agreements;

•	Increase of $9,534,000 related to the consolidation of seven properties that were not consolidated prior to the implementation of FIN No. 46 (R);

•	Increase in project write-offs of abandoned development projects totaling $3,268,000 compared to the same period in the prior year; and

•	The balance of the remaining increase of approximately $3,763,000 is generally due to fluctuations in mature properties.

These increases in operating expenses were partially offset by the following decreases:

•	Decrease of $2,668,000 related to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R); and

•	Decrease in cost of $3,579,000 related to the sale of a parcel of land in Long Island, New York.

Interest expense for the Residential Group increased by $5,856,000, or 114.6%, during the three months ended October 31, 2004 compared to the same period in the prior year. Interest expense increased by $2,484,000 due to the consolidation of several properties that were previously accounted for on the equity method of accounting and $1,352,000 related to properties that were previously unconsolidated prior to the implementation of FIN No. 46 (R). The remaining increase is primarily the result of properties opened and acquired.

Interest expense for the Residential Group increased by $15,398,000, or 100.5%, during the nine months ended October 31, 2004 compared to the same period in the prior year. Interest expense increased by $7,241,000 due to the consolidation of several properties that were previously accounted for on the equity method of accounting and $3,952,000 related to properties that were previously unconsolidated prior to the implementation of FIN No. 46 (R). The remaining increase is the result of properties opened and acquired.

The following table presents the significant increases (decreases) in revenues and operating expenses incurred by the Residential Group for new property openings and acquisitions for the three and nine months ended October 31, 2004 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended
		Quarter/		October 31, 2004
		Year Opened/	Number		Operating		Operating
Property	Location	Acquired	of Units	Revenues	Expenses	Revenues	Expenses
Consolidated Carolina	Richmond, VA	Q2-2003	158	$302	$62	$1,053	$426
Cherrywood Village (1)	Denver, CO	Q3-2003	360	667	473	2,010	1,075
Ranchstone (1)	Denver, CO	Q3-2003	368	646	395	1,970	996
East 29th Avenue Town Center	Denver, CO	Q1-2004	156 (2)	770	402	1,655	1,026
Sterling Glen of Rye Brook	Rye Brook, NY	Q1-2004	165	762	935	1,312	2,336
Emerald Palms Expansion	Miami, FL	Q2-2004	86	139	80	154	81
Federally Assisted Housing (FAH) properties
Independence Place II (1)	Parma Heights, OH	Q1-2003	201	4	28	54	(36)
Plymouth Square (1)	Detroit, MI	Q1-2003	280	10	106	(10)	267
Grove (1)	Ontario, CA	Q3-2003	101	8	(17)	491	225

Total				$3,308	$2,464	$8,689	$6,396

(1)	Acquired property.
(2)	Project also includes 141,000 square feet (57,000 square feet owned/managed by FCE) of retail and 36,000 square feet of office.

Land Development Group

Revenues — Revenues from the sale of land and the related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues for the Land Development Group decreased by $27,912,000 for the three months ended October 31, 2004 compared to the same period in the prior year. This decrease is primarily the result of:

•	Decrease of $30,000,000 related to the sale of Hawk’s Haven subdivision in Fort Meyers, Florida in 2003;

•	Decrease in land sales of $3,028,000 at Stapleton in Denver, Colorado;

•	Decrease in land sales $1,065,000 due to several smaller sales decreases at various land development projects.

The decreases in revenues were partially offset by the following increases:

•	Increase in land sales of $4,908,000 primarily at Central Station in Chicago, Illinois combined with several small increases at various land development projects; and

•	Increase in land sales of $1,273,000 related to the consolidation of the Thornbury land development project in Solon, Ohio that was previously accounted for on the equity method of accounting prior to the implementation of FIN No. 46 (R).

Revenues for the Land Development Group decreased by $3,113,000 for the nine months ended October 31, 2004 compared to the same period in the prior year. This decrease is primarily the result of:

•	Decrease of $30,000,000 related to the sale of Hawk’s Haven subdivision in 2003; and

•	Decrease of $539,000 which is comprised of smaller sales decreases at various land development projects.

These decreases in revenues were partially offset by the following increases:

•	Increase in land sales of $19,217,000 primarily at six major land development projects: Central Station, Stapleton, Waterbury, Creekstone, Suncoast Lakes, and Mills Creek Falls combined with several small increases at various land development projects; and

•	Increase in land sales of $8,209,000 related to the consolidation of the Thornbury land development project that was previously accounted for on the equity method of accounting prior to the implementation of FIN No. 46 (R).

Retained interest and interest income—Stapleton — Increase of $24,169,000 for the three months ended October 31, 2004 compared to the same period in the prior year and increased $29,337,000 for the nine months ended October 31, 2004 compared to the same period in the prior year. The increase is primarily the result of:

•	Increase related to the recognition of income on Stapleton Land's retained interest in a trust holding bonds totaling $145,000,000. Of this amount, fair value of $22,870,000 ($12,445,000 net of tax and minority interest) of income was recognized in other comprehensive income (“OCI”) in previous fiscal years and deferred until 2004. The remaining $2,392,000 of income was recognized during the nine months ended October 31, 2004. No further amounts are expected to be collected from the trust.

•	The balance of the remaining increases for the three and nine months ended October 31, 2004 compared to the same period in the prior year relates to interest income of Stapleton.

Operating and Interest Expenses — The fluctuation in the Land Development Group’s operating expenses primarily reflects costs associated with the volume of land sales in each period. Operating expenses decreased by $17,845,000 for the three months ended October 31, 2004 compared to the same period in the prior year. This decrease is primarily due to:

•	Decrease of $17,000,000 related to the cost of the Hawk’s Haven subdivision sold in 2003; and

•	Combined decreases of $3,590,000 at Stapleton and several smaller land development projects.

These decreases in operating expenses were partially offset by the following increases:

•	Increase in operating expenses of $2,025,000 primarily related to Central Station and several smaller land development projects; and

•	Increase in expenses of $720,000 related to the consolidation of the Thornbury land development project.

Operating expenses decreased by $2,002,000 for the nine months ended October 31, 2004 compared to the same period in the prior year. This decrease is primarily the result of:

•	Decrease of $17,000,000 related to the cost of the Hawk’s Haven subdivision sold in 2003; and

•	Decrease of $1,331,000 which is comprised of smaller operating expense decreases at various land development projects.

These decreases in operating expenses were partially offset by the following increases:

•	Increase in operating expenses of $11,369,000 primarily related to six land development projects: Stapleton, Central Station, Waterbury, Creekstone, Suncoast and Mill Creek Falls, combined with several smaller expense increases at various land development projects; and

•	Increase in expenses of $4,960,000 related to the consolidation of the Thornbury land development projects.

Interest expense increased by $1,330,000 for the three months ended October 31, 2004 compared to the same period in the prior year. Interest expense increased by $2,622,000 for the nine months ended October 31, 2004 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

The Nets

The Company’s equity investment in the Nets incurred a loss of $1,630,000 for the three months ended October 31, 2004. The loss primarily relates to pre-season operating expenses of the team and insurance premiums purchased related to the standard indemnification required by the NBA.

Corporate Activities

Revenues — Revenues for Corporate Activities decreased by $102,000 during the three months ended October 31, 2004 and $308,000 during the nine months ended October 31, 2004 compared to the same periods in the prior year. Revenues for Corporate Activities consist primarily of interest income from investments and vary from year to year depending on interest rates and the amount of investments outstanding.

Operating and Interest Expenses — Operating expenses for Corporate Activities increased by $2,638,000 during the three months ended October 31, 2004 and $4,504,000 during the nine months ended October 31, 2004 compared to the same periods in the prior year. The increase is primarily the result of an increase in costs related to the Sarbanes-Oxley Act of 2002 — Section 404 implementation, insurance expenses, and general corporate operating expenses. Interest expense increased by $3,014,000 and $6,465,000 during the three and nine months ended October 31, 2004, respectively, compared to the same periods in the prior year as a result of changes in the level of borrowings. Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the long-term credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section).

Other Transactions

Depreciation and Amortization

Depreciation and amortization increased by $12,116,000 and $37,548,000 for the three and nine months ended October 31, 2004 compared to the same period in the prior year. This increase is primarily the result of acquisitions, new property openings and entities consolidated as the result of FIN No. 46 (R) (see New Accounting Standards — FIN No. 46 (R) section of the MD&A), offset by property dispositions, properties reclassified as discontinued operations and entities deconsolidated as the result of FIN No. 46 (R).

Income Taxes

Income tax expense for the three months ended October 31, 2004 and 2003 totaled $11,486,000 and $16,086,000, respectively. Income tax expense for the nine months ended October 31, 2004 and 2003 totaled $36,262,000 and $30,578,000, respectively. The increase this year compared to the prior periods is primarily attributable to gains on disposition of equity method investments of $31,996,000 ($19,341,000 after tax) included in equity in earnings of unconsolidated entities. At January 31, 2004, we had a net operating loss carryforward for tax purposes of $57,767,000 (generated primarily from the impact of tax depreciation expense from real estate properties on our net earnings) that will expire in the years ending January 31, 2022 through January 31, 2024, General Business Credit carryovers of $8,056,000 that will expire in the years ending January 31, 2005 through January 31, 2024 and an Alternative Minimum Tax (“AMT”) carryforward of $30,079,000 that is available until used to reduce federal tax to the AMT amount. Our policy is to consider a variety of tax-deferral strategies when evaluating our future tax position.

Equity in Earnings of Unconsolidated Entities

Effective January 31, 2004, equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings was reclassified from revenues to a separate line item below total expenses. Equity in earnings of unconsolidated entities was $10,777,000 for the three months ended October 31, 2004 compared to $11,433,000 for the three months ended October 31, 2003, a decrease of $656,000. This decrease is primarily the result of the following:

Commercial

•	Decrease of $356,000 related to the decrease in earnings of Chapel Hill Mall, a regional mall, and Chapel Hill Suburban, a specialty retail center, which were sold in May 2004. Chapel Hill Mall and Chapel Hill Suburban are located in Akron, Ohio.

Residential

•	Decrease of $1,685,000 due to the consolidation of ten properties in the third quarter of 2003 which were previously accounted for under the equity method of accounting resulting from the amendment of the partnership agreements.

The Nets

•	Decrease of $1,630,000 primarily relates to pre-season operating expenses of the team and insurance premiums purchased related to the standard indemnification required by the NBA.

The decreases were partially offset by the following increases:

Commercial

•	Increase of $1,052,000 related to the consolidation of Short Pump Town Center in Richmond, Virginia, Mall at Robinson and Mall at Stonecrest which were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R);

•	Increase of $436,000 related to the disposition of Manhattan Town Center Mall a regional mall which incurred a loss in the comparable period in 2003 located in Manhattan, Kansas in June 2004;

•	Increase of $403,000 related to increased occupancy at Westin Convention Center in Pittsburgh, Pennsylvania and University Park Hotel at MIT in Cambridge, Massachusetts.

The balance of the remaining increase in equity in earnings of unconsolidated entities of approximately $1,124,000 was generally due to fluctuations in operations at mature properties.

Equity in earnings of unconsolidated entities was $60,671,000 for the nine months ended October 31, 2004 compared to $33,103,000 for the nine months ended October 31, 2003, an increase of $27,568,000. This increase is primarily the result of the following:

Commercial

•	Increase of $28,858,000 related to the disposition of Chapel Hill Mall and Chapel Hill Suburban in May 2004;

•	Increase of $3,138,000 related to the disposition of Manhattan Town Center Mall in June 2004;

•	Increase of $803,000 related to the increased occupancy at Westin Convention Center and University Park Hotel at MIT.

Land

•	Increases in land sales of $7,061,000 primarily at three major land development projects: Central Station, Sweetwater Ranch and Canterberry Crossing combined with several small increases at various land development projects.

The balance of the remaining increase in equity in earnings of unconsolidated entities of approximately $1,902,000 was generally due to fluctuations in operations at mature properties.

The increases were partially offset by the following decreases:

Commercial

•	Decrease of $4,077,000 related to the consolidation of Mall at Robinson, Short Pump Town Center and Mall at Stonecrest which were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R).

Residential

•	Decrease of $5,898,000 due to the consolidation of ten properties in the third quarter of 2003 which were previously accounted for under the equity method of accounting resulting from the amendment of the partnership agreements.

Land

•	Decreases in land sales of $2,589,000 at various land development projects.

The Nets

•	Decrease of $1,630,000 primarily relates to pre-season operating expenses of the team and insurance premiums purchased related to the standard indemnification required by the NBA.

Discontinued Operations and Gain on Disposition of Rental Properties and Division

Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations which have been sold or are held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings. We consider assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains on the sales of equity method properties are reported in continuing operations when sold. For the nine months ended October 31, 2004, three equity method investments were sold including Chapel Hill Mall, Chapel Hill Suburban, and Manhattan Town Center Mall. A gain of $31,996,000 ($19,341,000 net of tax) has been reported in equity in earnings of unconsolidated real estate entities in the Consolidated Statement of Earnings and, therefore, is included in earnings from continuing operations. No equity method investments were sold during the three months ended October 31, 2004 or the three and nine months ended October 31, 2003.

Included in discontinued operations at October 31, 2004 were five residential rental properties that were sold in November 2004 as there were no significant contingencies at October 31, 2004. The properties were Arboretum Place, Bridgewater, Colony Woods, Silver Hill, and Trellis at Lee’s Mill (Note K). All other rental properties included in discontinued operations were sold prior to October 31, 2004.

The following table summarizes the assets and liabilities of rental properties held for sale at October 31, 2004 related to Arboretum Place, Bridgewater, Colony Woods, Silver Hill, and Trellis at Lee’s Mill (in thousands). There were no rental properties held for sale at January 31, 2004.

Assets
Real estate	$56,052
Other assets	868

$56,920

Liabilities
Mortgage debt, nonrecourse	$41,952
Other liabilities	6,234
Minority interest	368

$48,554

The following table provides detail for all rental properties included in discontinued operations.

			Quarter/	Three Months	Nine Months	Three Months	Nine Months
		Square Feet/	Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Sold	10/31/2004	10/31/2004	10/31/2003	10/31/2003
Commercial Group:
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	Yes	Yes	Yes	Yes
Pavilion	San Jose, California	250,000 square feet	Q-3 2004	Yes	Yes	Yes	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	—	Yes	Yes	Yes
Residential Group:
Arboretum Place (1)	Newport News, Virginia	184 units	Q-4 2004	Yes	Yes	Yes	Yes
Bridgewater (1)	Hampton, Virginia	216 units	Q-4 2004	Yes	Yes	Yes	Yes
Colony Woods	Bellevue, Washington	396 units	Q-4 2004	Yes	Yes	Yes	Yes
Silver Hill (1)	Newport News, Virginia	153 units	Q-4 2004	Yes	Yes	Yes	Yes
Trellis at Lee’s Mill (1)	Newport News, Virginia	176 units	Q-4 2004	Yes	Yes	Yes	Yes
Regency Towers	Jackson, New Jersey	372 units	Q-3 2004	Yes	Yes	Yes	Yes
Woodlake	Silver Spring, Maryland	534 units	Q-1-2004	—	Yes	Yes	Yes
Laurels	Justice, Illinois	520 units	Q-3-2003	—	—	Yes	Yes
Vineyards	Broadview Heights, Ohio	336 units	Q-3-2003	—	—	Yes	Yes
Trowbridge	Southfield, Michigan	305 units	Q-1-2003	—	—	—	Yes

(1)	The partnership agreements related to these properties were amended on October 31, 2003, and as a result these properties switched from the equity method of accounting to full consolidation. Therefore, there is no impact on discontinued operations for the three and nine months ended October 31, 2003.

In addition, the Company’s Lumber Group strategic business unit (formerly presented as Lumber Trading Group segment) was included in discontinued operations at October 31, 2004. Lumber Group is a lumber wholesaler which was sold on November 12, 2004 to its employees. As there were no significant contingencies related to the sale at October 31, 2004, Lumber Group is included in discontinued operations for the three and nine months ended October 31, 2004 and 2003. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the new construction industry and to home remodelers.

Lumber Group was sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable, the remaining purchase price will be paid over the next five years by the buyer. In the three months ended January 31, 2005, the Company expects to report a gain on disposition of this segment of approximately $22,000,000 (approximately $13,300,000 net of tax) and will record a deferred gain of approximately $4,000,000 (approximately $2,400,000 net of tax) to be recognized over the next five years as the note receivable is collected since the note is subordinate to the buyer's senior financing.

Summarized financial information for Lumber Group’s assets and liabilities that have been classified as held for sale in the Consolidated Balance Sheets were as follows:

	October 31,	January 31,
	2004	2004
	(in thousands)
Assets
Real estate, net	$2,758	$3,769
Notes and accounts receivable, net	197,871	205,507
Inventories	44,174	46,140
Other assets	3,922	992

Total Assets	$248,725	$256,408

Liabilities
Notes payable	$48,988	$66,081
Accounts payable and accrued expenses	182,566	176,801

Total Liabilities	$231,554	$242,882

The operating results relating to assets sold and assets held for sale were as follows:

	Three Months Ended October 31,
	2004			2003
	Lumber	Rental		Lumber	Rental
	Group	Properties	Total	Group	Properties	Total
	(in thousands)			(in thousands)
Revenues	$33,575	$4,360	$37,935	$39,627	$7,369	$46,996

Expenses
Operating expenses	29,551	2,046	31,597	34,453	3,758	38,211
Interest expense	1,169	1,194	2,363	966	2,476	3,442
Loss on early extinguishment of debt	—	197	197	—	190	190
Provision for decline in real estate	—	—	—	—	—	—
Depreciation and amortization	394	632	1,026	481	1,092	1,573

	31,114	4,069	35,183	35,900	7,516	43,416
Gain on disposition of rental properties	—	31,625	31,625	—	6,358	6,358

Earnings before income taxes	2,461	31,916	34,377	3,727	6,211	9,938

Income tax expense (benefit)
Current	2,289	(161)	2,128	788	(305)	483
Deferred	(1,237)	12,651	11,414	870	2,729	3,599

	1,052	12,490	13,542	1,658	2,424	4,082

Earnings before minority interest	1,409	19,426	20,835	2,069	3,787	5,856
Minority interest	—	(294)	(294)	—	(84)	(84)

Net earnings from discontinued operations	$1,409	$19,132	$20,541	$2,069	$3,703	$5,772

	Nine Months Ended October 31,
	2004			2003
	Lumber	Rental		Lumber	Rental
	Group	Properties	Total	Group	Properties	Total
	(in thousands)			(in thousands)
Revenues	$107,968	$18,269	$126,237	$86,508	$25,434	$111,942

Expenses
Operating expenses	93,346	7,903	101,249	78,408	12,284	90,692
Interest expense	3,491	5,282	8,773	2,385	7,342	9,727
Loss on early extinguishment of debt	—	435	435	—	190	190
Provision for decline in real estate	—	—	—	—	1,104	1,104
Depreciation and amortization	1,272	2,867	4,139	1,408	3,719	5,127

	98,109	16,487	114,596	82,201	24,639	106,840
Gain on disposition of rental properties	—	52,931	52,931	—	6,769	6,769
Loss on disposition of one division of Lumber Group	(1,093)	—	(1,093)	—	—	—

Earnings before income taxes	8,766	54,713	63,479	4,307	7,564	11,871

Income tax expense (benefit)
Current	3,691	415	4,106	1,378	1,749	3,127
Deferred	(28)	20,675	20,647	771	1,161	1,932

	3,663	21,090	24,753	2,149	2,910	5,059

Earnings before minority interest	5,103	33,623	38,726	2,158	4,654	6,812
Minority interest	—	(1,216)	(1,216)	—	(200)	(200)

Net earnings from discontinued operations	$5,103	$32,407	$37,510	$2,158	$4,454	$6,612

The following table summarizes the gain (loss) on disposition of rental properties and division for the three and nine months ended October 31, 2004 and 2003, before taxes and minority interest:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Discontinued Operations:
Regency Towers	$25,390	$—	$25,390	$—
Woodlake	—	—	19,499	—
Pavilion	3,806	—	3,806	—
Hunting Park	369	—	2,176	—
Flatbush Avenue	2,063	—	2,063	—
Babin Building Centers, Inc.	—	—	(1,093)	—
Laurels	—	4,249	—	4,249
Vineyards	—	2,109	—	2,109
Trowbridge	—	—	—	538
Other	(3)	—	(3)	(127)

Total	$31,625	$6,358	$51,838	$6,769

Cumulative Effect of Change in Accounting Principle

For the nine months ended October 31, 2004, we recorded a charge of $18,628,000 ($11,261,000 net of tax) for the cumulative effect of change in accounting principle, in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings. This charge consisted primarily of accumulated depreciation and amortization expense, net of minority interest, of the newly-consolidated VIEs which were previously accounted for on the cost method. See the New Accounting Standards — FIN No. 46 (R) section of the MD&A for further information.

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

The overall impact resulting from the adoption of FIN No. 46 (R) to the Residential Group was a pre-tax amount of $17,839,000. The following summarizes the key components of the impact of the adoption FIN No. 46 (R):

•	Cumulative effect of $4,403,000 resulting from the Company being deemed the primary beneficiary in VIEs that hold notes payable to the Residential Group and have equity method investments in 16 properties that are subsidized by the U.S. Department of Housing and Urban Development. Our investments were previously accounted for under the cost method;

•	Cumulative effect of $3,801,000 resulting from the Company being deemed the primary beneficiary in a VIE that holds a note payable to the Residential Group and has an equity method investment in Millender Center, a mixed-use residential, office and retail complex in Detroit, Michigan. Our investment was previously accounted for under the cost method;

•	Cumulative effect of $3,301,000 resulting from the Company being deemed the primary beneficiary in a VIE that holds a note payable to the Residential Group and has an equity method investment in 101 San Fernando, a residential community in San Jose, California. Our investment was previously accounted for under the equity method;

•	Cumulative effect of $6,334,000 resulting from the Company being deemed the primary beneficiary in a VIE, Queenswood, a residential community in Corona, New York. Our investment was previously accounted for under the equity method.

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

Senior and Subordinated Debt

On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034, in a public offering under our shelf registration statement. The net proceeds from this offering were used to pay off the outstanding term loan balance of $56,250,000 under the long-term credit facility (see below) and for general working capital purposes. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. We may redeem these senior notes in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.

On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015, in a public offering under our shelf registration statement. $208,500,000 of the proceeds from this offering were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%. The remaining proceeds were used for offering costs of $8,151,000, to repay $73,000,000 outstanding at the time under the revolver portion of the long-term credit facility and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. We may redeem these senior notes at any time on or after June 1, 2008 at a redemption price beginning at 103.813% for the year beginning June 1, 2008 and decreasing to 100% in years thereafter. However, if we complete one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.

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

In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. We evaluated the transfer pursuant to the provisions of SFAS No. 140 and have determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the book value (which approximates amortized cost) of the bonds was recorded as a secured borrowing with a liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheet. We do not participate and therefore do not report any cash flows related to this borrowing.

In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear interest at 8.25% and are due September 15, 2010. Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the long-term credit facility.

Long-Term Credit Facility

Effective March 22, 2004, we increased our long-term credit facility to $450,000,000. The credit facility now consists solely of a $450,000,000 line of credit (with no term loan) that matures in March 2007. The revolving line of credit allows up to a combined amount of $50,000,000 in outstanding letters of credit or surety bonds ($46,499,074 in letters of credit and $ -0- in surety bonds are outstanding at October 31, 2004).

The outstanding balance of the long-term credit facility was $115,000,000 at October 31, 2004. The January 31, 2004 term loan balance of $56,250,000 was paid in full on February 10, 2004 using a portion of the net proceeds from the $100,000,000 senior note offering (see above). The amended agreement has terms comparable to the previous credit facility.

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

We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2004 and 2005. During the nine months ended October 31, 2004, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$405,297
Development projects (commitment)/acquisitions	221,436
Loan extensions/additional fundings	119,813

$746,546

Reduction of mortgage debt due to property dispositions	$100,177

We generally seek long-term fixed-rate financing for those project loans which mature within the next 12 months, as well as for those projects which are projected to open and achieve stabilized operations. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years.

Interest Rate Exposure

At October 31, 2004, the composition of nonrecourse mortgage debt was as follows:

	Amount		Rate
	(dollars in thousands)
Fixed	$3,017,323		6.76%
Variable
Taxable (1)	782,561		4.75%
Tax-Exempt	653,270		2.92%
UDAG	106,144		1.51%

	$4,559,298	(2)	5.74%

(1)	Taxable variable-rate debt of $782,561 as of October 31, 2004 is protected with LIBOR swaps and caps described below.
(2)	Our implementation of FIN No. 46 (R) as of February 1, 2004, resulted in the full consolidation of 25 VIEs representing 14 properties which were previously accounted for using the equity or cost method of accounting. The change in consolidation method for these properties as a result of FIN No. 46 (R) resulted in an increase in nonrecourse mortgage debt, net of the five properties that were deconsolidated, of approximately $520,000 ($290,000 fixed-rate and $230,000 variable-rate) on our consolidated balance sheet during the first quarter (See New Accounting Standards- FIN No. 46 (R) section).

In August 2004, $70,000,000 of revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust by a third party purchaser (Note A) and deposited into a special purpose entity (“Entity”). The Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATS”) which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. A consolidated affiliate of ours acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the three months ended October 31, 2004, we contributed additional collateral of $2,843,000. The Company has consolidated the Entity as a secured borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATS, which mature in July 2005 was reported as nonrecourse mortgage debt, the revenue bonds were reported as other assets and the collateral was reported as restricted cash in the Consolidated Balance Sheet at October 31, 2004. As of October 31, 2004, the consolidated affiliate is exposed to losses to the extent there is a decline in the value of the revenue bonds. For the three months ended October 31, 2004, the Company recorded approximately $513,000 of income related to this secured borrowing in the Consolidated Statement of Earnings.

On October 31, 2004, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development and land held for development or sale is as follows:

Amount
(in thousands)
Variable
Taxable	$66,708
Tax-Exempt	287,510
Fixed	65,312

Total	$419,530

Commitment from lenders	$492,759

To mitigate short-term variable-interest rate risk, we have purchased LIBOR interest rate hedges for our mortgage debt portfolio as follows:

	Caps		Swaps (1)
		Average		Average
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Period Covered
11/01/04-02/01/05 (2)	$602,321	4.86%	$554,696	2.89%
02/01/05-02/01/06	526,756	5.46%	340,893	3.34%
02/01/06-02/01/07	615,953	5.42%	393,013	3.50%
02/01/07-02/01/08	88,493	7.58%	142,876	4.09%

(1)	Swaps include long-term LIBOR contracts that have an initial maturity greater than six months.
(2)	These LIBOR-based hedges as of November 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

Outside of lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.10% and has never exceeded 7.90%. As of October 31, 2004, we have $222,825,000 of tax-exempt caps at a weighted average strike rate of 6.36% that have maturities through January 2008. In addition, there is a $35,000,000 tax-exempt interest rate swap at 3.95% that expires March 2006.

In December 2002, we entered into an interest rate swap agreement of $127,600,000 with the holder of several tax-exempt bonds. Under the terms of the agreement, the holder pays 77.75% of LIBOR and we remit to or receive from the holder the difference between the Bond Market Association (“BMA”) index and 77.75% of LIBOR. This agreement expires in December 2007.

Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of our taxable variable-rate debt by approximately $2,800,000 at October 31, 2004. This increase is net of the protection provided by the interest rate swaps and long-term contracts in place as of October 31, 2004 and contemplates the effects of interest rate floors on $107,923,000 of LIBOR-based debt. A portion of our taxable variable-rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $7,000,000 at October 31, 2004.

Cash Flows

Net cash provided by operating activities totaled $264,923,000 for the nine months ended October 31, 2004 and $94,464,000 for the nine months ended October 31, 2003. This increase in net cash provided by operating activities of $170,459,000 is the result of the following (in thousands):

Increase in operating revenue, excluding revenue from land sales	$112,923
Decrease in accounts receivable	41,371
Increase in Lumber Group accounts payable for inventories	30,752
Decrease in Lumber Group inventories	2,467
Other	(3,214)

Increase in rents and other revenues received		$184,299

Increase in cash distributions from unconsolidated entities		49,965
Increase in proceeds from land sales		46,152
Decrease in land development expenditures		3,747
Increase in operating expenses	(68,090)
Decrease in accounts payable and accrued expenses	(26,361)
Decrease in other assets	24,829
Other	(4,508)

Increase in operating expenditures		(74,130)

Increase in interest paid		(39,574)

Increase in cash provided by operating activities		$170,459

Net cash used in investing activities totaled $588,056,000 and $265,502,000 for the nine months ended October 31, 2004 and 2003, respectively. The net cash used in investing activities consists of the following:

	Nine Months Ended October 31,
	2004	2003
	(in thousands)
Capital expenditures*	$(535,202)	$(304,962)
Net proceeds from disposition of rental properties and other investments
Proceeds from sale of Woodlake, an apartment building community in Silver Spring, Maryland	17,497	—
Proceeds from sale of Pavilion, an office building in San Jose, California	20,454	—
Release of escrow deposits from prior year sales of Vineyards and Laurels, apartment complexes in Broadview Heights, Ohio and Justice, Illinois and Courtland Center, a retail center in Flint, Michigan	9,024	2,459
Proceeds from sale of Babin Building Center, Inc., a division of the Lumber Group	1,448	—
Proceeds from sale of Flatbush Avenue, a specialty retail center in Brooklyn, New York	2,039	—
Stock investment	—	54
Other	—	36

Subtotal	50,462	2,549

Change in investments in and advances to real estate affiliates:
Investment in the Nets, a National Basketball Association franchise	(50,250)	—
Investment in sports arena complex, an unconsolidated development project in Brooklyn, New York	(13,718)	—
Investment in East River Plaza, an unconsolidated commercial development project in New York, New York	(17,664)	—
Return of investment in New York Times, an unconsolidated commercial development project in New York, New York	9,751	—
Investment in San Francisco Centre, an unconsolidated commercial development project in San Francisco, California	(14,588)	—
Investment in 1100 Willshire Condominiums, an unconsolidated residential development project in Los Angeles, California	(7,454)	—
Return of investment, primarily due to loan proceeds, in Central Station, an equity method land development project in Chicago, Illinois	16,511	—
Investment on behalf of partner in residential development projects	(11,861)	—
Investment in Sweetwater Ranch, an equity method land development project in Austin, Texas	(11,369)	—
Distribution of cash due to refinancing of Short Pump Town Center, a lifestyle center in Richmond, Virginia (equity method investment)	—	23,535
Refinancing of Mall at Stonecrest in Atlanta, Georgia (equity method investment)	—	15,230
Other	(2,674)	(1,854)

Subtotal	(103,316)	36,911

Total	$(588,056)	$(265,502)

*Capital expenditures were financed as follows:
Approximate new nonrecourse mortgage indebtedness	$351,000	$297,000
Net proceeds from issuance of senior notes less repayment of term loan	39,942	—
Borrowings under the long-term credit facility (see next page)	115,000	—
Portion of proceeds from disposition of rental properties (see above)	29,260	—
Portion of cash on hand at the beginning of the year	—	7,962

Total	$535,202	$304,962

Net cash provided by financing activities totaled $286,326,000 and $224,640,000 for the nine months ended October 31, 2004 and 2003, respectively. Net cash provided by financing activities reflected the following:

	Nine Months Ended October 31,
	2004	2003
	(in thousands)
Proceeds from issuance of senior notes	$100,000	$300,000
Payment of senior notes issuance costs	(3,808)	(8,092)
Retirement of $200,000,000 senior notes and premium	—	(208,500)
Borrowings on long-term credit facility	115,000	19,000
Repayment of borrowings under the long-term credit facility	—	(73,000)
Repayment of term loan	(56,250)	(18,750)
Increase in nonrecourse mortgage debt	684,521	785,387
Principal payments on nonrecourse mortgage debt	(426,441)	(549,839)
Net increase (decrease) in notes payable
Lumber Group revolving credit facility	35,225	50,803
Other	(53,846)	8,000
Repayment of Lumber Group securitization agreement	—	(55,000)
(Increase) decrease in restricted cash and offsetting withdrawals for escrow deposits:
Central Station Apartments, a residential development project in Chicago, Illinois	(79,698)	—
University of Pennsylvania, a commercial development project to be acquired in Philadelphia, Pennsylvania	(33,662)	—
Other	(4,762)	16,924
Increase (decrease) in book overdrafts, representing checks issued but not yet paid	11,200	(661)
Payment of deferred financing costs	(10,368)	(27,168)
Proceeds from the exercise of stock options	3,571	3,141
Payment of dividends	(14,005)	(10,464)
Increase (decrease) in minority interest	19,649	(7,141)

Total	$286,326	$224,640

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

DIVIDENDS, INCLUDING SPECIAL DIVIDEND

We pay quarterly cash dividends on shares of Class A and Class B common stock. The first and second 2004 quarterly dividend of $.09 and $.10 (representing an 11% increase) were paid on June 15, 2004 and September 15, 2004. The third quarterly dividend of $.10 will be paid on December 15, 2004. On December 9, 2004, the Board of Directors declared a $.10 dividend to be paid March 15, 2005 to shareholders of record on March 1, 2005.

On December 9, 2004, the Board of Directors has approved a special one-time dividend of $0.20 per share in recognition of the sale of an entire strategic business unit, Forest City Trading Group Inc., a lumber wholesaler. The special dividend enables shareholders to benefit directly from the incremental liquidity realized from the sale, which is the final step in refocusing Forest City's business solely on real estate development. The special dividend on the outstanding shares of both Class A and Class B Common Stock is payable on January 18, 2005, to shareholders of record at the close of business January 3, 2005.

NEW ACCOUNTING STANDARDS — FIN No. 46 (R)

In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” was issued. In December 2003, the FASB published a revision of the interpretation (FIN No. 46 (R)) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in a VIE consolidates the entity if the company’s interest is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN No. 46 (R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

We implemented FIN No. 46 (R) on February 1, 2004. Previously, we adopted the consolidation requirements for VIEs created after January 31, 2003 and the disclosure provisions of the interpretation that were effective upon issuance. As a result, we determined that we are the primary beneficiary of 25 previously unconsolidated VIEs representing 14 properties (19 VIEs representing eight properties in Residential Group, five VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). Of these 25 VIEs, 14 VIEs representing 13 properties (nine VIEs representing eight properties in Residential Group, four VIEs/properties in Commercial Group, and one VIE/property in Land Development Group) that were previously accounted for using the equity method of accounting have been fully consolidated. The remaining 11 VIEs representing one property (ten VIEs in Residential Group and one VIE/property in Commercial Group) that were previously accounted for using the cost method of accounting have also been fully consolidated.

In addition, five properties in the Residential Group, which were determined to be VIEs, have been deconsolidated because we are not considered the primary beneficiary of these properties. Although we are an equity investor in these properties, we lack certain decision-making authority. Specifically, these properties are part of government sponsored housing programs that are administered by the U.S. Department of Housing and Urban Development (“HUD”). We determined through a review of the contractual agreements for these government sponsored programs that the decision-making rights of HUD, a non-equity investor, are restrictive rights that have a significant impact on these five properties. We determined that HUD is the primary beneficiary of these VIEs because it is most closely associated with the VIEs. The VIEs’ activities include providing affordable housing for those individuals that qualify as low-income individuals which is also HUD’s primary goal, mission, or purpose. Consistent with the provisions FIN No. 46 (R), we do not consider the activities of these VIEs significant as they only have a de minimus affect on all the principal captions in the Consolidated Balance Sheet.

We recorded a charge of $11,261,000 (pre-tax $18,628,000) for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R) which resulted in a reduction of net earnings. This charge consisted primarily of our share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method.

Upon implementation of FIN No. 46 (R) on February 1, 2004, we determined that we hold variable interests in 39 other VIEs representing 39 properties (38 in Residential Group and one in Land Development Group) for which we are not the primary beneficiary. Of the 38 Residential entities, including the five that were previously consolidated have been subsequently deconsolidated as disclosed above in accordance with the provisions of FIN No. 46 (R). We are involved with these unconsolidated VIEs as an equity holder, lender, management agent, or through other contractual relationships. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $25,000,000 at February 1, 2004, which are recorded as investments in and advances to real estate affiliates. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R).

As of October 31, 2004 we determined that we are the primary beneficiary of 26 VIEs representing 15 properties (19 VIEs representing eight properties in Residential Group, six VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). As of October 31, 2004 we held variable interests in 44 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $79,000,000 at October 31, 2004, which is recorded as investments in and advances to real estate affiliates. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living apartments and land development.

The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which we are the primary beneficiary (net of the five deconsolidated properties) are as follows:

	February 1, 2004	October 31, 2004
	(in thousands)
Total Assets	$555,000	$631,000
Nonrecourse Mortgage Debt	$520,000	$527,000
Total Liabilities (including nonrecourse mortgage debt)	$540,000	$557,000
Minority Interest	$15,000	$74,000

In addition to the VIEs described above, we have has also determined that we are the primary beneficiary of two VIEs which hold secured borrowings of $70,000,000 (Mortgage Financings) and $29,000,000 (Senior and Subordinated Debt) as of October 31, 2004.

SUBSEQUENT EVENTS

On November 2, 2004, we sold Colony Woods apartment community in Bellevue, Washington. On November 3, 2004, we sold Bridgewater and Trellis at Lee’s Mill apartment communities, located in Hampton, Virginia and Newport News, Virginia, respectively. On November 4, 2004, we sold Arboretum Place and Silver Hill apartment communities, both located in Newport News, Virginia. These five properties were accounted for under the full consolidation method of accounting. Our gain on disposition as a result of these sales is estimated to be approximately $14,800,000 ($9,000,000 net of tax).

Our Lumber Group strategic business unit (formerly presented as Lumber Trading Group segment) was sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Lumber Group is a lumber wholesaler which was sold on November 12, 2004 to its employees. Pursuant to the terms of the note receivable, the remaining purchase price will be paid over the next five years by the buyer. In the three months ended January 31, 2005, we expect to report a gain on disposition of this segment of approximately $22,000,000 (approximately $13,300,000 net of tax) and will record a deferred gain of $4,085,902 (approximately $2,400,000 net of tax) to be recognized over the next five years as the note receivable is collected since the note is subordinate to the buyer’s senior financing.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk. At October 31, 2004, we had $1,550,831,000 of variable-rate debt outstanding. This number is inclusive of $115,000,000 of corporate variable-rate debt as of October 31, 2004. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.

To mitigate short-term variable-rate risk, we have purchased London Interbank Offering Rate (“LIBOR”) interest rate caps and swaps as follows:

	Caps		Swaps (1)
		Average		Average
	Amount	Base Rate	Amount	Base Rate
	(dollars in thousands)
Period Covered
11/01/04-02/01/05 (2)	$602,321	4.86%	$554,696	2.89%
02/01/05-02/01/06	526,756	5.46%	340,893	3.34%
02/01/06-02/01/07	615,953	5.42%	393,013	3.50%
02/01/07-02/01/08	88,493	7.58%	142,876	4.09%

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.
(2)	These LIBOR-based hedges as of November 1, 2004 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2005.

Outside of lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.10% and has never exceeded 7.90%. As of October 31, 2004, we have $222,825,000 of tax-exempt caps at a weighted average strike rate of 6.36% that have maturities out through January 2008. In addition, we have a $35,000,000 tax-exempt interest rate swap at 3.95% that matures March 2006.

In December 2002, we entered into an interest rate swap agreement with a notional amount of $127,600,000 with the holder of several tax-exempt bonds. Under the terms of the agreement, the holder pays 77.75% of LIBOR and we remit to or receive from the holder the difference between the BMA index and 77.75% of LIBOR. This agreement expires in December 2007.

We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at October 31, 2004 was $3,572,867,000 compared to an estimated fair value of $3,674,104,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $3,894,121,000 at October 31, 2004.

We estimate the fair value of our hedging instruments based on interest rate market pricing models. At October 31 and January 31, 2004 LIBOR interest rate caps were reported at their fair value of approximately $1,507,000 and $2,528,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at October 31 and January 31, 2004 is a liability of approximately $5,840,000 and $9,542,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

October 31, 2004

	Expected Maturity Date
		Year Ending January 31,
	Three						Total
	Months Ending					Period	Outstanding	Fair Market
Long-Term Debt	January 31, 2005	2006	2007	2008	2009	Thereafter	10/31/04	Value 10/31/04
	(in thousands)
Fixed:
Fixed-rate debt	$71,241	$140,297	$482,029	$136,448	$227,878	$1,959,430	$3,017,323	$3,139,799
Weighted average interest rate	6.16%	7.11%	6.67%	7.08%	7.20%	6.70%	6.76%

UDAG	18,036	10,931	8,169	589	581	67,838	106,144	66,467
Weighted average interest rate	0.00%	3.87%	0.09%	2.16%	2.06%	1.69%	1.51%

Senior & subordinated debt(1)						449,400	449,400	467,838
Weighted average interest rate		—	—	—	—	—	7.61%	7.61%

Total Fixed-Rate Debt	89,277	151,228	490,198	137,037	228,459	2,476,668	3,572,867	3,674,104

Variable:
Variable-rate debt	83,206	189,738	267,311	81,222	29,349	131,735	782,561	782,561
Weighted average interest rate							4.75%

Tax-exempt	7,940	174,835	51,000	127,670	16,000	275,825	653,270	653,270
Weighted average interest rate							2.92%

Credit facility(1)	—	—	—	115,000	—	—	115,000	115,000
Weighted average interest rate							4.00%

Total Variable-Rate Debt	91,146	364,573	318,311	323,892	45,349	407,560	1,550,831	1,550,831

Total Long Term Debt	$180,423	$515,801	$808,509	$460,929	$273,808	$2,884,228	$5,123,698	$5,224,935

(1)	Represents recourse debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

January 31, 2004

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2005	2006	2007	2008	2009	Thereafter	10/31/04	Value 10/31/04
	(in thousands)
Fixed:
Fixed-rate debt	$72,851	$139,041	$432,608	$129,704	$236,206	$1,469,813	$2,480,223	$2,537,636
Weighted average interest rate	7.08%	7.19%	6.52%	7.18%	7.23%	6.91%	6.91%

UDAG	377	10,929	8,133	588	608	55,023	75,658	51,793
Weighted average interest rate	0.17%	3.87%	0.05%	1.39%	1.40%	1.98%	2.03%

Senior & subordinated debt(1)	—	—	—	—	—	349,400	349,400	371,370
Weighted average interest rate						7.60%	7.60%

Total Fixed-Rate Debt	73,228	149,970	440,741	130,292	236,814	1,874,236	2,905,281	2,960,799

Variable:

Variable-rate debt	211,623	126,098	233,715	24,886	29,349	131,735	757,406	757,406
Weighted average interest rate							4.18%

Tax-exempt	52,340	21,000	45,000	—	—	202,550	320,890	320,890
Weighted average interest rate							1.95%

Credit facility(1)(2)(3)	56,250	—	—	—	—	—	56,250	56,250
Weighted average interest rate							3.91%

Total Variable-Rate Debt	320,213	147,098	278,715	24,886	29,349	334,285	1,134,546	1,134,546

Total Long Term Debt	$393,441	$297,068	$719,456	$155,178	$266,163	$2,208,521	$4,039,827	$4,095,345

(1)	Represents recourse debt.
(2)	The term loan balance was repaid in full with the proceeds from a $100,000, 30-year, 7.375% senior note offering in February 2004.
(3)	An amended $450,000 credit facility was established on March 22, 2004.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. The Company is currently working to implement Section of 404 of the Sarbanes-Oxley Act of 2002. During the quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner- Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

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

Exhibit
Number		Description of Document
+10.17	-
Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372).

+10.18	-
Form of Restricted Stock Agreement between Forest City Enterprises, Inc. and the grantee, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended January 31, 2003 (File No. 1-4372).

+10.19	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.20	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-
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

+10.23	-
Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	-
Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

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

* 31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date December 9, 2004	/s/ THOMAS G. SMITH
Thomas G. Smith
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date December 9, 2004	/s/ LINDA M. KANE
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