Form 10-K
period 2005-01-31
FOREST CITY ENTERPRISES INC
filed 2005-04-01
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-4372

Forest City Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0863886
(State of incorporation)	(I.R.S. Employer Identification No.)

Terminal Tower Suite 1100 50 Public Square Cleveland, Ohio (Address of principal executive offices)	44113 (Zip Code)
Registrant’s telephone number, including area code 216-621-6060

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock ($.33 1/3 par value)	New York Stock Exchange
Class B Common Stock ($.33 1/3 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,683,038,000.
The number of shares of registrant’s common stock outstanding on March 28, 2005 was 37,115,911 and 13,248,480 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 21, 2005 are incorporated by reference into Part III to the extent described therein.

Forest City Enterprises, Inc.
Annual Report on Form 10-K
For the Year Ended January 31, 2005

PART I
Item 1.  Business
      Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) is principally engaged in the ownership, development, management and acquisition of commercial and residential real estate properties in 19 states and the District of Columbia. At January 31, 2005, the Company had approximately $7.3 billion in consolidated assets, of which approximately $6.5 billion was invested in real estate, at cost. The Company’s portfolio of real estate assets is diversified both geographically and among property types.
      The Company operates through three strategic business units:

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
      The Company’s Lumber Group (formerly presented as Lumber Trading Group) was sold on November 12, 2004 to its employees and is no longer a strategic business unit or a reportable segment.
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
Segments of Business
      The Company currently has four segments: Commercial Group, Residential Group, Land Development Group and the New Jersey Nets, (the “Nets”), in addition to Corporate Activities. The Nets, a new segment, is a franchise of the NBA in which the Company is an equity investor. Financial information about industry segments required by this item is included in Item 8. Financial Statements and Supplementary Data, pages 86-89, Note L “Segment Information.”
Commercial Group
      The Company has developed retail projects for more than 50 years and office and mixed-use projects for more than 30 years. The Commercial Group owns a diverse portfolio in both urban and suburban locations in 12 states and the District of Columbia. The Commercial Group targets densely populated markets where it effectively uses its expertise to develop complex projects, often employing public or private partnerships. As of January 31, 2005, the Commercial Group owned interests in 82 completed projects, including 41 retail properties (approximately 10.6 million gross leasable square feet), 33 office properties (approximately 9.3 million gross leasable square feet) and eight hotels (2,937 rooms). The Commercial Group includes the New York City office operations through the Company’s partnership with Forest City Ratner Companies.
      The Company opened its first community retail center in 1948, and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail centers, entertainment based centers, community centers and power centers (collectively, “specialty retail centers”). As of January 31, 2005, the Commercial Group’s retail portfolio consisted of 15 regional malls with gross leasable area (“GLA”) of 6.3 million square feet and 31 specialty retail centers with a total GLA of 6.1 million square feet.
      Regional malls are developed in collaboration with anchor stores that typically own their facilities as an integral part of the mall structure and environment but do not generate significant direct payments to the Company. In contrast, anchor stores at specialty retail centers generally are tenants under long-term leases that contribute significant rental payments to the Company.
      While the Company continues to develop regional malls in strong markets, it has also pioneered the concept of bringing specialty retailing to urban locations previously ignored by major retailers, primarily in the New York City metropolitan area. With high population densities and disposable income levels at or near those of the suburbs, urban development is proving to be economically advantageous for the Company, for the tenants who realize high sales per square foot and for the cities that benefit from the new jobs and taxes created in the urban locations.
      In its office development activities, the Company is primarily a build-to-suit developer that works with tenants to meet their requirements. The Company’s office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and/or retail centers or as part of a major office campus. As a result of this focus on new urban developments, the Company plans to concentrate future office and mixed-use developments largely in the New York City, Boston, Washington, D.C. and Denver metropolitan areas.

          Residential Group
      The Company’s Residential Group owns, develops, acquires, leases and manages residential rental property in 18 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in Northeast Ohio and gradually expanding nationally. Its residential portfolio includes middle-market apartments, upscale urban properties and adaptive re-use developments. The Company also owns a select number of supported-living facilities located primarily in the New York City metropolitan area.
      At January 31, 2005, the Residential Group’s operating portfolio consisted of 32,901 units in 110 properties in which Forest City has an ownership interest. In addition, the Company owns a residual interest in and manages 10 properties containing 1,765 units of syndicated senior citizen subsidized housing.
          Land Development Group
      The Company has been in the land development business since the 1930’s. The Land Development Group acquires and sells both raw land and developed lots to residential, commercial and industrial customers. The Land Development Group also owns and develops raw land into master-planned communities, mixed-use projects and other residential developments. As of January 31, 2005, the Company owned more than 7,384 acres of undeveloped land for these commercial and residential development purposes and has an option to purchase 1,845 acres of developable land at the Company’s Stapleton project in Denver, Colorado. The Company has land development projects in 11 states.
      Historically, the Land Development Group’s activities focused on land development projects in Northeast Ohio. Over time, the Land Development Group’s activities expanded to larger, more complex projects. The Land Development Group has extended its activities on a national basis, first in Arizona, and more recently in Illinois, North Carolina, Florida, Nevada, Colorado, Texas, New Mexico and South Carolina. Land development activities at the Company’s Stapleton project and Central Station project in downtown Chicago, Illinois are reported in the Land Development Group.
      In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds from such land sales are included in the revenues of such groups.
      Included in the Land Development Group is our Stapleton project. Stapleton currently has nearly 1,000,000 square feet of retail space. As of the end of fiscal 2004, the Company had purchased 1,090 acres, leaving a balance of 1,845 acres to be acquired for additional development over the course of the next 10 to 15 years. Over and above the developable land to be purchased by the Company, 1,116 acres of Stapleton are reserved for regional parks and open space.
New Segment
          The Nets
      On August 16, 2004, the Company purchased an ownership interest in the Nets that will be reported on the equity method of accounting. Although the Company has legal ownership interest of approximately 15% in the Nets, the Company recognized approximately 38% of the net loss for 2004 because profits and losses are allocated to each member based on an analysis of the respective member’s net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets.
      The purchase of the interest in the Nets is the first step in the Company’s efforts to pursue development projects, which include a new entertainment arena complex and adjacent urban developments combining housing, offices, shops and public open space.
      As the result of this investment, the Company has added a new reportable segment, the Nets. The Nets segment is primarily comprised of and will report on the sports operations of the basketball team. The entity that owns the Nets reports on a December 31 year end.
Competition
      The real estate industry is highly competitive in many of the markets in which the Company operates. Competition could over-saturate any market, and as a result the Company may not have sufficient cash to meet the debt service requirements on certain of its properties. Although the Company may attempt to renegotiate a restructuring with the mortgagee, it may not be successful, which could cause a property to be transferred to the mortgagee.
      There are numerous other developers, managers and owners of commercial and residential real estate that compete with us nationally, regionally and/or locally, some of whom may have greater financial resources. They compete with the Company for management and leasing revenues, land for development, properties for acquisition and disposition and for anchor department stores and tenants for properties. The Company may not be able to successfully compete in these areas.
      Tenants at the Company’s retail properties face continual competition in attracting customers from retailers at other shopping centers, catalogue companies, online merchants, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. The Company’s competitors and those of its tenants could have a material adverse effect on the Company’s ability to lease space in its properties and on the rents it can charge or the concessions it can grant. This in turn could materially and adversely affect the Company’s results of operations and cash flows and could affect the realizable value of its assets upon sale.

      In addition to real estate competition, the Company faces competition related to the operation of the Nets, a professional sports franchise. Specifically, the Nets are in competition with other major league sports, college athletics and other sports-related entertainment. If the Company is not able to successfully manage this risk, it may incur its share of operating losses, which are allocated to each member based on an analysis of the respective members’ net book equity assuming a sale of the assets at depreciated historical cost at the end of the accounting period without regard to unrealized appreciation in the value of the Nets.
Number of Employees
      The Company had 4,098 employees as of January 31, 2005, of which 3,171 were full-time and 927 were part-time.
Available Information
      Forest City Enterprises, Inc. is an Ohio corporation and its executive offices are located at Suite 1100, 50 Public Square, Cleveland, Ohio 44113. The Company makes available, free of charge, on its website at www.forestcity.net, its annual, quarterly and current reports, including amendments to such reports, as soon as practicable after the Company electronically files such material with, or furnishes such material to, the SEC. The Company’s SEC filings can also be obtained from the SEC website at www.sec.gov. The Company’s filings can be read and copied at the SEC’s Public Reference Room office at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
      The Company’s corporate governance guidelines (including the Company’s code of ethics) and committee charters are also available on the Company’s website at www.forestcity.net or in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1100, 50 Public Square, Cleveland, OH 44113.
      The information found on the Company’s website or the SEC website is not part of this Annual Report on Form 10-K.
RISK FACTORS
We are Subject to Risks Associated with Investments in Real Estate
      The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties. General factors that may adversely affect our real estate portfolios include:

•	increases in interest rates;
•	a general tightening of the availability of credit;
•	a decline in the economic conditions in one or more of our primary markets;
•	an increase in competition for tenants and customers or a decrease in demand by tenants and customers;
•	an increase in supply of our property types in our primary markets;
•	a continuation of terrorist activities or other acts of violence or war in the United States or abroad or the occurrence of such activities or acts that impact properties in our real estate portfolios or that may impact the general economy;
•	continuation or escalation of tensions in the Middle East;
•	declines in consumer spending during an economic recession that adversely affect our revenue from our retail centers; and
•	the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.
      In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:

•	adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;
•	opposition from local community or political groups with respect to development or construction at a particular site;
•	our inability to provide adequate management and maintenance or to obtain adequate insurance;
•	our inability to collect rent or other receivables;
•	an increase in operating costs;
•	introduction of a competitor’s property in or in close proximity to one of our current markets; and
•	earthquakes, floods or underinsured or uninsured natural disasters.
      The occurrence of one or more of the above risks could result in significant delays or unexpected expenses. If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties.
We are Subject to Real Estate Development Risks
      Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

•	an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;
•	construction delays or cost overruns, either of which may increase project development costs;
•	an increase in commodity costs;
•	an inability to obtain zoning, occupancy and other required governmental permits and authorizations;
•	an inability to secure tenants or anchors necessary to support the project; and
•	failure to achieve or sustain anticipated occupancy or sales levels.

      If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties.
      Examples of projects that face these and other development risks include the following:

•	New York Times Building. Our New York Times building in Manhattan is expected to open in the second quarter of fiscal 2007 with 734,000 square feet of office space. To date, we have not been able to secure any tenants to lease space in this property. If we are not able to lease space in this building or if we lease space at rates below expected levels, the profitability of this property will be adversely affected.
•	Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, a $2.5 billion mixed-use project in downtown Brooklyn expected to feature an 800,000 square foot sports and entertainment arena for the Nets. The acquisition and development of Brooklyn Atlantic Yards is subject to the completion of negotiations with local and state governmental authorities, including negotiation of the applicable development rights, the satisfactory completion of due diligence, the receipt of governmental and non-governmental approvals and the possible condemnation of the land needed for the development. The negotiations relating to the acquisition and development rights for Brooklyn Atlantic Yards may not be successfully completed, the acquisition and development rights may not be obtained or completed on the terms described above and the Brooklyn Atlantic Yards may not be developed with the features we anticipate. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of the Nets to the planned arena. While we are part of an ownership group that acquired the Nets on August 16, 2004, any movement of the team is subject to approval by the NBA commissioner and the owners of the other NBA franchises. If we do not receive this approval, we may not be able to develop Brooklyn Atlantic Yards to the same extent or at all. Even if we are able to continue with the development, we would likely not be able to do so as quickly as originally planned.
•	Ohana Military Communities. Hawaii Military Communities, LLC, a partnership between Forest City and C.F. Jordan, L.P., a privately-held construction services company, has been selected to own, redevelop and operate military family housing at five United States Navy housing communities in Hawaii. We have not engaged in a project of this type before, and we cannot assure you we will be able to complete it successfully.
•	For-Sale Condominiums. We are pursuing the development of condominiums in selected markets. Current condominium projects under development include 1100 Wilshire Building, a previously unfinished office building in downtown Los Angeles, and Beekman, a site adjacent to a hospital in Manhattan. While we have previously developed for-sale condominium projects with partners, we are developing these projects without the development assistance of one or more partners. We may not be able to sell the units at the projected sales prices for a number of reasons, including, without limitation, a rise in interest rates.
      In the past, we have elected not to proceed, or have been prevented from proceeding, with specific development projects, and we anticipate that this may occur again from time to time in the future. A development project may be delayed or terminated because a project partner or prospective anchor tenant withdraws or a third party challenges our entitlements or public financings.
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
      In the construction of new projects, we generally guarantee the lender of the construction loan the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time we guarantee the obligations of a major tenant during the construction phase. This type of guaranty is released upon completion of the project. Furthermore, as the general partner of certain limited partnerships, we guarantee the funding of operating deficits of newly-opened apartment projects for an average of five years. We may have to make significant expenditures in the future in order to comply with our lien-free completion obligations and funding of operating deficits.
An Economic Decline in One or More of Our Primary Markets May Adversely Affect Our Operating Results and Financial Condition
      Our core markets include New York City/ Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./ Baltimore metropolitan area and California. We also have a concentration of real estate assets in Cleveland, Ohio. A downturn in any of these markets may impair or continue to impair:

•	the ability of our tenants to make lease payments;
•	our ability to market new developments to prospective purchasers and tenants;
•	our rental and lease rates;
•	hotel occupancy and room rates;
•	land sales; and
•	occupancy rates for commercial and residential properties.

      Adverse economic conditions may negatively impact our results of operations and cash flows. In addition, local real estate market conditions have been, and may continue to be, significantly impacted by one or more of the following events:

•	business layoffs and downsizing;
•	industry slowdowns;
•	relocations or closings of businesses;
•	changing demographics; and
•	any oversupply of or reduced demand for real estate.
      Relative to historical results from operations, we have experienced weakness across almost all of the markets in which we hold investments in our Residential Group and in the hotel operations of our Commercial Group. For example, our Residential Group has been experiencing weakness in rental rates and occupancy rates in its portfolio in almost all of its markets. We do not expect these situations to change in the near to medium-term. With respect to particular markets, the Denver and Cleveland real estate markets have been significantly impacted by a continuing local economic downturn, which has made it more difficult to maintain occupancy levels at certain of our properties. In the Cleveland market, we have a concentration of significant office space with significant office vacancies due to weak market conditions. This situation has directly impacted us since we had a relatively low number of long-term office space leases in place and have had to significantly lower rental rates to attract and retain tenants. Unless this situation improves, our rate of return may be lower than expected. We may also have trouble refinancing our Cleveland office space or our lenders may require significant principal reductions.
Vacancies in Our Properties May Adversely Affect Our Results of Operations and Cash Flows
      Our results of operations and cash flows may be adversely affected if we are unable to continue leasing a significant portion of our commercial and residential real estate portfolio. We depend on commercial and residential tenants in order to collect rents and other charges. Our ability to sustain our current and historical occupancy levels depends on many factors that are discussed elsewhere in this section. For example, as discussed above, we have experienced decreased occupancy levels in our residential properties in all of our markets and in our commercial office properties in our Cleveland market. Our failure to successfully lease our property on favorable terms would adversely affect our results of operations and cash flows.
Our Properties and Businesses Face Significant Competition
      The real estate industry is highly competitive in many of the markets in which we operate. Competition could over-saturate any market, as a result of which we may not have sufficient cash to meet the debt service requirements on certain of our properties. Although we may attempt to renegotiate a restructuring with the mortgagee, we may not be successful, which could cause a property to be transferred to the mortgagee.
      There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete with us nationally, regionally and/or locally, some of whom have greater financial resources than us. They compete with us for management and leasing revenues, land for development, properties for acquisition and disposition and for anchor department stores and tenants for properties. We may not be able to successfully compete in these areas.
      Tenants at our retail properties face continual competition in attracting customers from retailers at other shopping centers, catalogue companies, online merchants, warehouse stores, large discounters, outlet malls, wholesale clubs, direct mail and telemarketers. Our competitors and those of our tenants could have a material adverse effect on our ability to lease space in our properties and on the rents we can charge or the concessions we can grant. This in turn could materially and adversely affect our results of operations and cash flows, and could affect the realizable value of our assets upon sale.
We May Be Unable to Sell Properties to Avoid Losses or to Reposition Our Portfolio
      Because real estate investments are relatively illiquid, we may be unable to dispose of underperforming properties and may be unable to reposition our portfolio in response to changes in regional or local real estate markets. As a result, we may incur operating losses from some of our properties and may have to write down the value of some properties due to impairment.
Our Results of Operations and Cash Flows May Be Adversely Affected by Tenant Defaults or the Closing or Bankruptcy of Non-Tenant Anchors
      Our results of operations and cash flows may be adversely affected if a significant number of our tenants are unable to meet their obligations or do not renew their leases, or if we are unable to lease a significant amount of space on economically favorable terms. In the event of a default by a tenant, we may experience delays in payments and incur substantial costs in recovering our losses. Our ability to collect rents and other charges will be even more difficult if the tenant is bankrupt or insolvent. Our tenants have from time to time filed for bankruptcy or been involved in insolvency proceedings and others may in the future, which could make it more difficult to enforce our rights as lessor and protect our investment.

      Based on tenants with net base rent of 1% or greater as of January 31, 2005, our five largest office tenants by leased square feet were the City of New York, Millennium Pharmaceuticals Inc., U.S. Government, Keyspan Energy and Morgan Stanley & Co., Incorporated, and our five largest retail tenants by leased square feet were Regal Entertainment Group, AMC Entertainment Inc., The Gap, The Home Depot and TJX Companies.
      Current bankruptcies of some of our tenants and the potential bankruptcies of other tenants in the future could make it difficult for us to enforce our rights as lessor and protect our investment. With respect to our retail centers, we also could be adversely affected if one or more non-tenant anchors were to close or enter into bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other expenses. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of an anchor likely would reduce customer traffic in the retail center, which could reduce the percentage of rent paid by retail center tenants or cause retail center tenants to close or to enter into bankruptcy. One or more of these factors could cause the retail center to fail to meet its debt service requirements.
Terrorist Attacks and Other Acts of Violence or War Have Impacted, and May in the Future Impact, Our Operations and Profitability
      We have a high concentration of properties in Washington, D.C. and New York City. As a result, we face a heightened risk related to terrorism. We were directly impacted by the September 11, 2001 terrorist attacks at our Battery Park City Hotel and retail properties.
      Future terrorist attacks may directly impact physical facilities in our real estate portfolio. In addition, future terrorist attacks, related armed conflicts or prolonged or increased tensions in the Middle East could cause consumer confidence and spending to decrease and adversely affect mall traffic. Additionally, future terrorist attacks could increase volatility in the U.S. and worldwide financial markets. Any of these occurrences could have a significant impact on our revenues, costs and operating results.
There May be a Decrease in Demand for Space in Large Metropolitan Areas that are Considered at Risk for Future Terrorist Attacks, and this Decrease May Reduce Our Revenues from Property Rentals
      We have significant investments in large metropolitan areas, including the New York City, Boston, California, Washington D.C. and Denver metropolitan areas. In the aftermath of the terrorist attacks of September 11, 2001 and due to the possibility of future terrorist attacks, some tenants in these areas have chosen to relocate their business to less populated, lower-profile areas of the U.S. that are not as likely to be targets of future terrorist activity. This has resulted in a decrease in the demand for space in some areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our property and the level of our revenues could significantly decline.
We Have Limited Experience Participating in the Operation and Management of a Professional Basketball Team, and Future Losses Are Expected for the Nets
      On August 16, 2004, we purchased a legal ownership interest in the Nets. This interest is reported on the equity method of accounting as a separate segment. The purchase of the interest in the Nets is the first step in our efforts to pursue development projects at Brooklyn Atlantic Yards, which include a new entertainment arena complex and adjacent developments combining housing, offices, shops and public open space. The relocation of the Nets is subject to approval by the NBA commissioner and the owners of the other franchises, and we cannot assure you we will receive these approvals on a timely basis or at all. If we are unable to relocate the Nets to Brooklyn, we may be unable to achieve our projected returns on the development projects, which could result in a delay, termination or losses on our investment. The Nets are currently operating at a loss and are projected to continue to operate at a loss as long as they remain in New Jersey. Even if we are able to relocate the Nets to Brooklyn, there can be no assurance that the Nets will be profitable in the future. Losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of each accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. Therefore, losses allocated to us may exceed our legal ownership interest.
The Operation of a Professional Sports Franchise Involves Certain Risks
      Our investment in the Nets is subject to a number of operational risks, including risks associated with operating conditions, competitive factors, economic conditions and industry conditions. If we are not able to successfully manage the following operational risks, we may incur operating losses, which are allocated to each member based on an analysis of the respective members’ net book equity assuming a sale of the assets at amortized historical cost at the end of the accounting period without regard to unrealized appreciation in the value of the Nets:

•	competition with other major league sports, college athletics and other sports-related entertainment;
•	dependence on competitive success of the Nets;
•	fluctuations in the amount of revenues from advertising, sponsorships, concessions, merchandise and parking, which are tied to the popularity and success of the Nets;
•	uncertainties of increases in players’ salaries;
•	dependence on talented players;

•	risk of injuries to key players;
•	uncertainties relating to labor relations in professional sports, including the expiration of the NBA’s current collective bargaining agreement at the end of this season; and
•	dependence on television and cable network, radio and other media contracts.

We Are Controlled by the Ratner, Miller and Shafran Families, Whose Interests May Differ from Those of Other Shareholders
      Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect 25% of the members of our board of directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining 75% of our board of directors. On all other matters, the Class A common stock and Class B common stock vote together as a single class, with each share of Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share.
      At March 1, 2005, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 74.7% of the Class B common stock. RMS, Limited Partnership, which owned 74.3% of the Class B common stock, is a limited partnership, comprised of interests of these families, with eight individual general partners, currently consisting of:

•	Samuel H. Miller, treasurer of Forest City and co-chairman of our board of directors;
•	Charles A. Ratner, president, chief executive officer of Forest City and a director;
•	Ronald A. Ratner, executive vice president of Forest City and a director;
•	Brian J. Ratner, executive vice president of Forest City and a director;
•	Deborah Ratner Salzberg, president of Forest City Washington, Inc., a subsidiary of Forest City, and a director;
•	Joan K. Shafran, a director;
•	Joseph Shafran; and
•	Abraham Miller.
      Joan K. Shafran is the sister of Joseph Shafran. Charles A. Ratner, James A. Ratner, executive vice president of Forest City and a director, and Ronald A. Ratner are brothers. Albert B. Ratner, co-chairman of our board of directors, is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner, Joan K. Shafran and Joseph Shafran. Samuel H. Miller was married to Ruth Ratner Miller (now deceased), a sister of Albert B. Ratner, and is the father of Abraham Miller. General partners holding 60% of the total voting power of RMS, Limited Partnership determine how to vote the Class B common stock held by RMS, Limited Partnership. No person may transfer his or her interest in the Class B common stock held by RMS, Limited Partnership without complying with various rights of first refusal.
      In addition, at March 1, 2005, members of these families collectively owned 22.2% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS, Limited Partnership have the ability to elect a majority of our board of directors and to control the management and policies of Forest City. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control of Forest City.
      Even if these families or RMS, Limited Partnership reduce their level of ownership of Class B common stock below the level necessary to maintain a majority of voting power, specific provisions of Ohio law and our Restated Articles of Incorporation may have the effect of discouraging a third party from making a proposal to acquire us or delaying or preventing a change in control or management of Forest City without the approval of these families or RMS, Limited Partnership.
RMS Investment Corp. Provides Property Management and Leasing Services to Us and is Controlled By Some of Our Affiliates
      We paid approximately $323,000 and $215,000 as total compensation during the year ended January 31, 2005 and 2004, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, some of whom are our directors and executive officers.
      RMS Investment Corp. manages and provides leasing services to two of our Cleveland-area specialty retail centers, Golden Gate, which has 362,000 square feet, and Midtown Plaza, which has 240,000 square feet. The current rate of compensation for these management services is 4% of all rental income, plus a leasing fee of generally 3% to 4% of rental income. Management believes these fees are comparable to those other management companies would charge to non-affiliated third parties.
Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements with Our Directors and Executive Officers
      Under our current policy, no director, officer or employee, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the audit committee of our board of directors. We do not have non-compete agreements with any director, officer or employee, however, and upon leaving Forest City any director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal shareholders who are officers and employees to own, alone or in conjunction with others, certain commercial, industrial and residential properties that may be developed, expanded, operated and sold independently of our business. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.
Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
      Our High Degree of Debt Leverage Could Limit Our Ability to Obtain Additional Financing or Adversely Affect Our Liquidity and Financial Condition.
      We have a relatively high ratio of debt, consisting primarily of non-recourse mortgage debt, to total market capitalization, which was approximately 64.8% at January 31, 2005 based on our long-term debt and mortgage debt outstanding at that date and the market value of our outstanding Class A common stock and Class B common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a downturn in the economy.
      We do not expect to repay a substantial amount of the principal of our outstanding debt prior to maturity or to have available funds sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. In addition, in the event we were unable to secure refinancing on acceptable terms, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we were unable to make the required payments on any debt secured by a mortgage on one of our properties or to refinance that debt when it comes due, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value.
      Of our outstanding debt of approximately $5.4 billion at January 31, 2005, approximately $518 million becomes due in fiscal 2005 and approximately $819 million becomes due in fiscal 2006. This is inclusive of credit enhanced mortgage debt we have obtained for a number of our properties. Generally, the credit enhancement, such as a letter of credit, expires prior to the term of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires.
      We cannot assure you that we will be able to refinance our debt, obtain renewals or replacement of credit enhancement devices, such as a letter of credit, or otherwise obtain funds by selling assets or by raising equity. Our inability to repay or refinance our debt when it becomes due could result in foreclosure on the properties pledged as collateral thereof.
      From time to time, a non-recourse mortgage may become past due and if we are unsuccessful in negotiating an extension or refinancing, the lender could commence foreclosure proceedings.
Our Credit Facility Covenants Could Adversely Affect Our Financial Condition
      We have guaranteed the obligations of Forest City Rental Properties Corporation, or FCRPC under the FCRPC credit agreement, dated as of March 22, 2004, as amended, among FCRPC, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent. This guaranty imposes a number of restrictive covenants on Forest City, including a prohibition on certain consolidations and mergers and limitations on the amount of debt, guarantees and property liens that Forest City may incur. The guaranty also requires Forest City to maintain a specified minimum cash flow coverage ratio, consolidated shareholders’ equity and Earnings Before Depreciation and Taxes, or EBDT.
      While we are in compliance at January 31, 2005, failure to comply with any of the covenants under the guaranty or failure by FCRPC to comply with any of the covenants under the FCRPC credit agreement could result in an event of default, which would trigger Forest City’s obligation to repay all amounts outstanding under the FCRPC credit agreement. Forest City’s ability and FCRPC’s ability to comply with these covenants will depend upon the future economic performance of Forest City and FCRPC. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
Any Rise in Interest Rates Will Increase Our Interest Costs
      An increase in interest rates will increase the interest expenses associated with our floating-rate debt and the refinancing of any fixed-rate debt originally financed at a lower rate. At January 31, 2005, including properties accounted for on the equity method, a 100 basis point increase in taxable variable interest rates would have increased our interest expense, and conversely reduced our pre-tax earnings, by approximately $4.8 million (including both mortgage debt and corporate borrowings). This calculation reflects the interest rate swaps and long-term LIBOR contracts in effect as of January 31, 2005. We are exposed to the risk that our counterparties will fail to perform their obligations to us, thus increasing our exposure to increases in interest rates. Although tax-exempt interest rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt variable interest rates would have increased the interest expense, and conversely reduced our pre-tax earnings, by approximately $8.1 million.

If We Are Unable to Obtain Tax-Exempt Financings, Our Interest Costs Would Rise
      We regularly utilize tax-exempt financings and tax increment financings, which generally bear interest at rates below prevailing rates available through conventional taxable financing. We cannot assure you that tax-exempt bonds or similar government subsidized financing will continue to be available to us in the future, either for new development or acquisitions, or for the refinancing of outstanding debt. Our ability to obtain these financings or to refinance outstanding debt on favorable terms could significantly affect our ability to develop or acquire properties and could have a material adverse effect on our financial position, results of operations and cash flows.
Our Business Will Be Adversely Impacted Should an Uninsured Loss or a Loss in Excess of Insurance Limits Occur
      We carry comprehensive general liability, special property, flood, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of losses, generally of a catastrophic nature, such as losses from wars, terrorism or earthquakes, for which we may not have adequate insurance coverage or, in our judgment, for which we cannot obtain insurance at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both our invested capital in, and anticipated profits from, the affected property. Any such loss could materially and adversely affect our results of operations, cash flows and financial position.
      Under our current policies, which expire October 31, 2005, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once this policy expires, we may not be able to obtain adequate terrorism coverage at a reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability provide future insurance for any damages that we sustain as a result of a terrorist attack may be reduced.
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
We May Incur Unanticipated Costs and Liabilities Due to Environmental Problems
      Under various federal, state and local environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to remediate these substances when present, may adversely affect the owner’s ability to sell or rent that real property or to borrow funds using that real property as collateral, and it also may impose unanticipated costs and delays on projects. Persons who arrange for the disposal or treatment of hazardous or toxic wastes may also be liable for the costs of the investigation, removal and remediations of those wastes at the disposal or treatment facility, regardless of whether that facility is owned or operated by that person. In some instances, federal, state and local laws require abatement or removal of specific asbestos-containing materials in the event of demolition, renovations, remodeling, damage or decay. These laws also impose specific worker protection and notification requirements and govern emissions of and exposure to asbestos fibers in the air.
      We could be held liable for the environmental response costs associated with the release of some regulated substances or related claims, whether by us, our tenants, former owners or tenants of the affected property or others. In addition to remediation actions brought by federal, state and local agencies, the presence of hazardous substances on a property could result in personal injury, contribution or other claims by private parties. These claims could result in costs or liabilities that could exceed the value of the affected property. We are not aware of any notification by any private party or governmental authority of any claim in connection with environmental conditions at any of our properties that we believe will involve any material expenditure. Nor are we aware of any environmental condition on any of our properties that we believe will involve any material expenditure. However, we cannot assure you that any non-compliance, liability, claim or expenditure will not arise in the future. To the extent that we are held liable for the release of regulated substances by tenants or others, we cannot assure you we would be able to recover our costs from those persons.
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
      In addition to partnerships, we also use limited liability companies, or LLCs, to finance some of our projects with third party lenders. Acting through our wholly-owned subsidiaries, we typically are a general partner or managing member in these partnerships or LLCs. There are, however, instances in which we do not control or even participate in management or day-to-day operations.
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
      To the extent we are a general partner or managing member, we may be exposed to unlimited liability, which may exceed our investment or equity in the partnership or LLC, as applicable. If one of our subsidiaries is a general partner or managing member of a particular partnership or LLC, as applicable, it may be exposed to the same kind of unlimited liability.
Failure to Continue to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Ability to Ensure Timely and Reliable Financial Reporting
      Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on, and our independent auditors to attest to, our internal control over financial reporting. We will continue our ongoing process of testing and evaluating the effectiveness of, and remediating any issues identified related to, our internal control over financial reporting. We also will strive to continue to improve our processes to improve efficiency of our financial reporting process. The process of documenting, testing and evaluating our internal control over financial reporting is complex and time consuming. Due to this complexity and the time-consuming nature of the process and because currently unforeseen events or circumstances beyond our control could arise, we cannot assure you that we ultimately will be able to continue to comply fully in subsequent fiscal periods with Section 404 in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, which could adversely affect public confidence in our ability to record, process, summarize and report financial data to ensure timely and reliable external financial reporting.
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
Item 2.  Properties
      The Corporate headquarters of Forest City Enterprises, Inc. are located in Cleveland, Ohio and are owned by the Company. The Company’s core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area and California.
      The following table provides summary information concerning the Company’s real estate portfolio as of January 31, 2005.

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
OFFICE BUILDINGS

		Date of
		Opening/					Leasable		Leasable
		Acquisition/	Legal	Pro-Rata			Square		Square Feet
Name		Expansion	Ownership(5)	Ownership(6)	Location	Major Tenants	Feet		at Pro-Rata %

Consolidated Office Buildings
	35 Landsdowne Street	2002	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	202,000		202,000
	40 Landsdowne Street	2003	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	215,000		215,000
	45/75 Sidney Street	1999	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	277,000		277,000
	65/80 Landsdowne Street	2001	100.00%	100.00%	Cambridge, MA	Partners HealthCare System	122,000		122,000
	88 Sidney Street	2002	100.00%	100.00%	Cambridge, MA	Alkermes, Inc.	145,000		145,000
+	2 Hanson Place (formerly Atlantic Terminal Office)	2004	70.00%	100.00%	Brooklyn, NY	Bank of New York	399,000		399,000
	Chase Financial Tower	1991	95.00%	95.00%	Cleveland, OH	Chase Manhattan Mortgage Corporation	119,000		113,000
	Eleven MetroTech Center	1995	65.00%	65.00%	Brooklyn, NY	City of New York — CDCSA; E-911	216,000		140,000
	Fifteen MetroTech Center	2003	75.00%	95.00%	Brooklyn, NY	Empire Blue Cross and Blue Shield, City of New York — HRA	653,000		620,000
	Halle Building	1986	75.00%	100.00%	Cleveland, OH	Liggett- Stashower; Focal Communications; Climaco & Co., LPA; First American Equity	395,000		395,000
	Harlem Center	2003	52.50%	75.00%	Manhattan, NY	Office of General Services — Temporary Disability & Assistance; State Liquor Authority	146,000		110,000
	Jackson Building	1987	100.00%	100.00%	Cambridge, MA	Ariad Pharmaceuticals	99,000		99,000
	Knight Ridder Building at Fairmount Plaza	1998	85.00%	85.00%	San Jose, CA	Knight Ridder; Merrill Lynch; PaineWebber; Calpine	405,000		344,000
(1)	M.K. Ferguson Plaza	1990	1.00%	1.00%	Cleveland, OH	Washington Group; Chase Manhattan Mortgage Corporation	478,000		5,000
	Nine MetroTech Center North	1997	65.00%	65.00%	Brooklyn, NY	City of New York — Fire Department	317,000		206,000
	One MetroTech Center	1991	65.00%	65.00%	Brooklyn, NY	Keyspan; Bear Stearns	933,000		606,000
	One Pierrepont Plaza	1988	85.00%	85.00%	Brooklyn, NY	Morgan Stanley; Goldman Sachs; U.S. Attorney	656,000		558,000
	Richards Building	1990	100.00%	100.00%	Cambridge, MA	Genzyme Biosurgery; Alkermes, Inc.	126,000		126,000
	Skylight Office Tower	1991	92.50%	92.50%	Cleveland, OH	Cap Gemini; Ernst & Young LLP; Travelers Indemnity	320,000		296,000
	Ten MetroTech Center	1992	80.00%	80.00%	Brooklyn, NY	Internal Revenue Service	409,000		327,000
	Terminal Tower	1983	100.00%	100.00%	Cleveland, OH	Forest City Enterprises, Inc.; Greater Cleveland Growth Association	577,000		577,000
+	Twelve MetroTech Center	2004	80.00%	80.00%	Brooklyn, NY	Leasing in progress	177,000	(3)	142,000
	Two MetroTech Center	1990	65.00%	65.00%	Brooklyn, NY	Securities Industry Automation Corp; City of New York — Board of Education	521,000		339,000
+	University of Pennsylvania	2004	100.00%	100.00%	Philadelphia, PA	University of Pennsylvania	123,000		123,000

	Consolidated Office Buildings Subtotal						8,030,000		6,486,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
OFFICE BUILDINGS (continued)

	Date of
	Opening/					Leasable	Leasable
	Acquisition/	Legal	Pro-Rata			Square	Square Feet
Name	Expansion	Ownership(5)	Ownership(6)	Location	Major Tenants	Feet	at Pro-Rata %

Unconsolidated Office Buildings
350 Massachusetts Ave	1998	50.00%	50.00%	Cambridge, MA	Star Market; Tofias	169,000	85,000
Chagrin Plaza I & II	1969	66.67%	66.67%	Beachwood, OH	National City Bank; Benihana; H&R Block; Gale Group	114,000	76,000
Clark Building	1989	50.00%	50.00%	Cambridge, MA	Acambis	122,000	61,000
Emery — Richmond	1991	50.00%	50.00%	Warrensville Hts., OH	Allstate Insurance	5,000	3,000
Enterprise Place	1998	50.00%	50.00%	Beachwood, OH	Kemper Insurance; University of Phoenix	132,000	66,000
Liberty Center	1986	50.00%	50.00%	Pittsburgh, PA	Federated Investors	527,000	264,000
* New York Times	2007	28.00%	40.00%	Manhattan, NY	Leasing in progress	734,000	294,000
One International Place	2000	50.00%	50.00%	Cleveland, OH	Battelle Memorial; Medical Life Insurance; Transportation Security Administration	88,000	44,000
Signature Square I	1986	50.00%	50.00%	Beachwood, OH	Ciuni & Panichi	79,000	40,000
Signature Square II	1989	50.00%	50.00%	Beachwood, OH	Allen Telecom, Inc.; Revenue Assistance	82,000	41,000

	Unconsolidated Office Buildings Subtotal					2,052,000	974,000

	Total Office Buildings at January 31, 2005					10,082,000	7,460,000

	Total Office Buildings at January 31, 2004					9,410,000	6,808,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at	Leasable	Area at
Name		Expansion	Ownership(5)	Ownership(6)	Location	Major Tenants	Feet	Pro-Rata %	Area	Pro-Rata %

Consolidated Regional Malls
	Antelope Valley Mall	1990/1999	78.00%	78.00%	Palmdale, CA	Sears; JCPenney; Harris Gottschalks; Mervyn’s; Dillard’s; Cinemark	1,001,000	781,000	304,000	237,000
	Avenue at Tower City Center	1990	100.00%	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas	367,000	367,000	367,000	367,000
	Ballston Common Mall	1986/1999	100.00%	100.00%	Arlington, VA	Hecht’s; Sport & Health; Regal Cinemas	578,000	578,000	310,000	310,000
	South Bay Galleria	1985/2001	100.00%	100.00%	Redondo Beach, CA	Robinsons- May; Mervyn’s; Nordstrom; AMC Theater	955,000	955,000	387,000	387,000
(1)	Mall at Robinson	2001	56.67%	100.00%	Pittsburgh, PA	Kaufmann’s; Sears; Rich’s; JCPenney; Dick’s Sporting Goods	872,000	872,000	318,000	318,000
(1)	Mall at Stonecrest	2001	66.67%	100.00%	Atlanta, GA	Parisian; Sears; JCPenney; Dillard’s; AMC Theater	1,171,000	1,171,000	397,000	397,000
*	Northfield at Stapleton	2006	90.00%	90.00%	Denver, CO	Bass Pro; Target; Foley’s; Harkins Theatre	1,142,000	1,028,000	643,000	579,000
	Promenade in Temecula	1999/2002	75.00%	100.00%	Temecula, CA	JCPenney; Sears; Robinsons- May; Macy’s; Edwards Cinema	1,013,000	1,013,000	425,000	425,000
(1) **	Short Pump Town Center	2003/2005	50.00%	100.00%	Richmond, VA	Nordstrom; Hecht’s; Dillard’s; Dick’s Sporting Goods	1,299,000	1,299,000	501,000	501,000
*	Simi Valley	2005	85.00%	100.00%	Simi Valley, CA	Robinsons- May; Macy’s	600,000	600,000	350,000	350,000
+	Victoria Gardens	2004	80.00%	80.00%	Rancho Cucamonga, CA	Robinsons- May; Macy’s; JCPenney; AMC Theater	1,156,000	925,000	687,000	550,000

	Consolidated Regional Malls Subtotal						10,154,000	9,589,000	4,689,000	4,421,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at	Leasable	Area at
Name		Expansion	Ownership(5)	Ownership(6)	Location	Major Tenants	Feet	Pro-Rata %	Area	Pro-Rata %

Consolidated Specialty Retail Centers
	42nd Street	1999	70.00%	70.00%	Manhattan, NY	AMC Theater; Madame Tussaud’s Wax Museum; Modell’s	306,000	214,000	306,000	214,000
	Atlantic Center	1996	75.00%	75.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Mashall’s; Sterns; Circuit City; NYC-Dept. of Motor Vehicles	399,000	299,000	399,000	299,000
	Atlantic Center Site V	1998	70.00%	70.00%	Brooklyn, NY	Modell’s	17,000	12,000	17,000	12,000
+	Atlantic Terminal	2004	70.00%	100.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Chuck E. Cheese’s; Daffy’s	373,000	373,000	373,000	373,000
	Battery Park City	2000	70.00%	70.00%	Manhattan, NY	United Artists; New York Sports Club	166,000	116,000	166,000	116,000
+	Brooklyn Commons	2004	70.00%	100.00%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
	Bruckner Boulevard	1996	70.00%	70.00%	Bronx, NY	Conway; Seaman’s; Old Navy	113,000	79,000	113,000	79,000
	Columbia Park Center	1999	52.50%	52.50%	North Bergen, NJ	Shop Rite; Old Navy; Circuit City; Staples; Bally’s; Shopper’s World	347,000	182,000	347,000	182,000
	Court Street	2000	70.00%	70.00%	Brooklyn, NY	United Artists; Barnes & Noble	103,000	72,000	103,000	72,000
	Eastchester	2000	70.00%	70.00%	Bronx, NY	Pathmark	63,000	44,000	63,000	44,000
	Forest Avenue	2000	70.00%	70.00%	Staten Island, NY	United Artists	70,000	49,000	70,000	49,000
	G Street	1998	70.00%	70.00%	Philadelphia, PA	Wendy’s; Dunkin’ Donuts; Hollywood Video; Aldi’s	13,000	9,000	13,000	9,000
	Grand Avenue	1997	70.00%	70.00%	Queens, NY	Stop & Shop	100,000	70,000	100,000	70,000
	Gun Hill Road	1997	70.00%	70.00%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	103,000	147,000	103,000
	Harlem Center	2002	52.50%	75.00%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M	126,000	95,000	126,000	95,000
	Kaufman Studios	1999	70.00%	70.00%	Queens, NY	United Artists	84,000	59,000	84,000	59,000
	Market at Tobacco Row	2002	100.00%	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000	43,000	43,000
	Northern Boulevard	1997	70.00%	70.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy	218,000	153,000	218,000	153,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at	Leasable	Area at
Name		Expansion	Ownership(5)	Ownership(6)	Location	Major Tenants	Feet	Pro-Rata %	Area	Pro-Rata %

Consolidated Specialty Retail Centers (continued)
+	Quartermaster Plaza	2004	70.00%	100.00%	Philadelphia, PA	A.J. Wright; Home Depot; BJ’s Wholesale; Staples; PetSmart; Walgreen’s	459,000	459,000	459,000	459,000
	Quebec Square	2002	90.00%	90.00%	Denver, CO	Wal-Mart; Home Depot; Sam’s Club; Ross Dress for Less; Office Depot	747,000	672,000	195,000	176,000
	Queens Place	2001	70.00%	70.00%	Queens, NY	Target; Best Buy; Macy’s Furniture; Designer Shoe Warehouse	455,000	319,000	221,000	155,000
	Richmond Avenue	1998	70.00%	70.00%	Staten Island, NY	Circuit City; Staples	76,000	53,000	76,000	53,000
*	Saddle Rock	2005	80.00%	100.00%	Aurora, CO	JoAnn Fabrics; Office Max; Target	359,000	359,000	185,000	185,000
	South Bay Southern Center	1978	100.00%	100.00%	Redondo Beach, CA	CompUSA	137,000	137,000	137,000	137,000
	Station Square	1994/2002	100.00%	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Clear Channel Amphitheater; Buca Di Beppo	275,000	275,000	275,000	275,000
	Woodbridge Crossing	2002	70.00%	100.00%	Woodbridge, NJ	Great Indoors; Linens-N- Things; Circuit City; Modell’s; Thomasville Furniture; Party City	284,000	284,000	284,000	284,000

	Consolidated Specialty Retail Centers Subtotal						5,631,000	4,681,000	4,671,000	3,847,000

	Consolidated Retail Centers Total						15,785,000	14,270,000	9,360,000	8,268,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata		Major	Square	Feet at	Leasable	Area at
Name		Expansion	Ownership(5)	Ownership(6)	Location	Tenants	Feet	Pro-Rata %	Area	Pro-Rata %

Unconsolidate Regional Malls		d
	Boulevard Mall	1996/2000	50.00%	50.00%	Amherst, NY	JCPenney; Kaufmann’s Sears; CompUSA; Michael’s	904,000 ;	452,000	327,000	164,000
	Charleston Town Center Mall	1983	50.00%	50.00%	Charleston, WV	Kaufmann’s JCPenney; Sears	; 897,000	449,000	361,000	181,000
	Galleria at Sunset	1996/2002	60.00%	60.00%	Henderson, NV	Dillard’s; Robinsons- May; Mervyn’s; JCPenney; Galyan’s	1,048,000	629,000	330,000	198,000
*	San Francisco Centre	2006	50.00%	50.00%	San Francisco, CA	Bloomingdale’s; Century Theaters	964,000	482,000	626,000	313,000

	Unconsolidated Regional Malls Subtotal						3,813,000	2,012,000	1,644,000	856,000

Unconsolidated Specialty Retail Centers
	Golden Gate	1958	50.00%	50.00%	Mayfield Hts., OH	OfficeMax; Old Navy; Linens- N- Things; World Market; Golf Galaxy; Marshall’s	362,000	181,000	362,000	181,000
*	Hispanic Retail Group- Gigante	2005	19.00%	19.00%	Inglewood, CA	Gigante	53,000	10,000	53,000	10,000
	Marketplace at Riverpark	1996	50.00%	50.00%	Fresno, CA	JCPenney; Best Buy; Linens- N- Things; Marhsall’s Office Max; Old Navy; Target; Sports Authority	459,000 ;	230,000	296,000	148,000
	Midtown Plaza	1961	50.00%	50.00%	Parma, OH	Office Max; Marc’s	240,000	120,000	240,000	120,000
	Plaza at Robinson Town Center	1989	50.00%	50.00%	Pittsburgh, PA	TJ Maxx; Marshall’s CompUSA	489,000 ;	245,000	489,000	245,000

	Unconsolidated Specialty Retail Centers Subtotal						1,603,000	786,000	1,440,000	704,000

	Unconsolidated Retail Centers Total						5,416,000	2,798,000	3,084,000	1,560,000

	Total Retail Centers at January 31, 2005						21,201,000	17,068,000	12,444,000	9,828,000

	Total Retail Centers at January 31, 2004						20,907,000	13,955,000	12,266,000	8,223,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
HOTELS

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata			Hotel Rooms
Name	Expansion	Ownership(5)	Ownership(6)	Location	Rooms	at Pro-Rata %

Consolidated Hotels
Charleston Marriott	1983	95.00%	95.00%	Charleston, WV	352	334
Embassy Suites Hotel	2000	50.40%	50.40%	Manhattan, NY	463	233
Hilton Times Square	2000	56.00%	56.00%	Manhattan, NY	444	249
Ritz-Carlton, Cleveland	1990	95.00%	95.00%	Cleveland, OH	206	196
Sheraton Station Square	1998/2001	100.00%	100.00%	Pittsburgh, PA	396	396

	Consolidated Hotels Subtotal				1,861	1,408

Unconsolidated Hotels
Courtyard by Marriott	1985	3.97%	3.97%	Detroit, MI	250	10
University Park at MIT	1998	50.00%	50.00%	Cambridge, MA	210	105
Westin Convention Center	1986	50.00%	50.00%	Pittsburgh, PA	616	308

	Unconsolidated Hotels Subtotal				1,076	423

	Total Hotel Rooms at January 31, 2005				2,937	1,831

	Total Hotel Rooms at January 31, 2004				2,937	1,831

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership(5)	Ownership(6)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities
*	100 Landsdowne Street	2005	100.00%	100.00%	Cambridge, MA	203	203
(1)	101 San Fernando	2000	66.50%	95.00%	San Jose, CA	323	307
*	23 Sidney Street	2005	100.00%	100.00%	Cambridge, MA	51	51
(1)	American Cigar Company	2000	0.10%	45.00%	Richmond, VA	171	77
*	Ashton Mill	2005	100.00%	100.00%	Providence, RI	193	193
	Autumn Ridge	2002	100.00%	100.00%	Sterling Heights, MI	251	251
+	Botanica on the Green (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	78	70
	Bowin	1998	1.99%	95.05%	Detroit, MI	193	183
	Cambridge Towers	2002	100.00%	100.00%	Detroit, MI	250	250
*	Central Station Apartments	2006	100.00%	100.00%	Chicago, IL	502	502
	Cherrywood Village	2003	100.00%	100.00%	Denver, CO	360	360
	Consolidated- Carolina	2003	89.99%	100.00%	Richmond, VA	158	158
	Coraopolis Towers	2002	80.00%	80.00%	Coraopolis, PA	200	160
(7) +	Crescent Flats (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	66	59
	Donora Towers	2002	100.00%	100.00%	Donora, PA	103	103
	Drake	1998	1.99%	95.05%	Philadelphia, PA	280	266
++	Emerald Palms	1996/2004	100.00%	100.00%	Miami, FL	505	505
	Enclave	1997-1998	95.00%	95.00%	San Jose, CA	637	605
	Grand	1999	85.50%	85.50%	North Bethesda, MD	546	467
(1)	Grand Lowry Lofts	2000	0.10%	90.00%	Denver, CO	261	235
	Grove	2003	100.00%	100.00%	Ontario, CA	101	101
	Heritage	2002	100.00%	100.00%	San Diego, CA	230	230
	Independence Place II	2003	100.00%	100.00%	Parma Heights, OH	201	201
(1)	Kennedy Biscuit Lofts	1990	2.99%	100.00%	Cambridge, MA	142	142
(1)	Knolls	1995	1.00%	100.00%	Orange, CA	260	260
	Lakeland	1998	1.98%	94.10%	Waterford, MI	200	188
	Landings of Brentwood	2002	100.00%	100.00%	Nashville, TN	724	724
(9)	Lenox Club	1991	95.00%	95.00%	Arlington, VA	385	366
(9)	Lenox Park	1992	95.00%	95.00%	Silver Spring, MD	406	386
	Lofts at 1835 Arch	2001	1.99%	95.05%	Philadelphia, PA	191	182
	Metro 417 (formerly Subway Terminal)	2005	100.00%	100.00%	Los Angeles, CA	277	277
	Metropolitan	1989	100.00%	100.00%	Los Angeles, CA	270	270
	Mount Vernon Square	2000	99.00%	100.00%	Alexandria, VA	1,387	1,387
	Museum Towers	1997	100.00%	100.00%	Philadelphia, PA	286	286
	One Franklintown	1988	100.00%	100.00%	Philadelphia, PA	335	335
	Parmatown Towers and Gardens	1972-1973	100.00%	100.00%	Parma, OH	412	412

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership(5)	Ownership(6)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities (continued)
(9)	Pavilion	1992	95.00%	95.00%	Chicago, IL	1,115	1,059
	Plymouth Square	2003	100.00%	100.00%	Detroit, MI	280	280
	Providence at Palm Harbor	1991	99.00%	99.00%	Tampa, FL	236	234
(1)	Queenswood	1990	0.70%	100.00%	Corona, NY	296	296
	Ranchstone	2003	100.00%	100.00%	Denver, CO	368	368
	Southfield	2002	100.00%	100.00%	White Marsh, MD	212	212

	Consolidated Apartment Communities Subtotal					13,645	13,201

Consolidated Supported-Living Apartments
	Forest Trace	2000	100.00%	100.00%	Lauderhill, FL	324	324
	Sterling Glen of Bayshore	2001	80.00%	80.00%	Bayshore, NY	85	68
	Sterling Glen of Center City	2002	80.00%	80.00%	Philadelphia, PA	135	108
	Sterling Glen of Darien	2001	80.00%	80.00%	Darien, CT	86	69
(1)	Sterling Glen of Forest Hills	2001	56.00%	56.00%	Forest Hills, NY	84	47
*	Sterling Glen of Lynbrook	2005	80.00%	80.00%	Lynbrook, NY	100	80
	Sterling Glen of Plainview	2000	80.00%	80.00%	Plainview, NY	79	63
*	Sterling Glen of Roslyn	2006	80.00%	80.00%	Roslyn, NY	158	126
(1) +	Sterling Glen of Rye Brook	2004	40.00%	40.00%	Ryebrook, NY	166	66
	Sterling Glen of Stamford	2000	80.00%	80.00%	Stamford, CT	167	134

	Consolidated Supported-Living Apartment Subtotal					1,384	1,085

	Consolidated Apartments Total					15,029	14,286

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership(5)	Ownership(6)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities
*	Arbor Glen	2001-2007	50.00%	50.00%	Twinsburg, OH	288	144
	Bayside Village	1988-1989	50.00%	50.00%	San Francisco, CA	862	431
	Big Creek	1996-2001	50.00%	50.00%	Parma Hts., OH	516	258
	Boulevard Towers	1969	50.00%	50.00%	Amherst, OH	402	201
(4)(8)	Brookpark Place	1976	100.00%	100.00%	Wheeling, WV	152	152
	Brookview Place	1979	3.00%	3.00%	Dayton, OH	232	7
(2)(8)	Burton Place	1999	90.00%	90.00%	Burton, MI	200	180
	Camelot	1967	50.00%	50.00%	Parma, OH	151	76
(2)(8)	Carl D. Perkins	2002	100.00%	100.00%	Pikeville, KY	150	150
(8)	Cedar Place	1974	2.39%	100.00%	Lansing, MI	220	220
	Cherry Tree	1996-2000	50.00%	50.00%	Strongsville, OH	442	221
	Chestnut Lake	1969	50.00%	50.00%	Strongsville, OH	789	395
	Clarkwood	1963	50.00%	50.00%	Warrensville Hts., OH	568	284
	Colonial Grand	2003	50.00%	50.00%	Tampa, FL	176	88
(4)	Connellsville Towers	1981	7.96%	7.96%	Connellsville, PA	111	9
	Coppertree	1998	50.00%	50.00%	Mayfield Hts., OH	342	171
	Deer Run	1987-1989	43.03%	43.03%	Twinsburg, OH	562	242
+	Eaton Ridge	2002-2004	50.00%	50.00%	Sagamore Hills, OH	260	130
(4)(8)	Farmington Place	1980	100.00%	100.00%	Farmington, MI	153	153
	Fenimore Court	1982	7.06%	50.00%	Detroit, MI	144	72
(4)(8)	Flower Park Plaza	1984	3.93%	100.00%	Santa Ana, CA	199	199
	Fort Lincoln II	1979	45.00%	45.00%	Washington, D.C.	176	79
	Fort Lincoln III & IV	1981	24.90%	24.90%	Washington, D.C.	306	76
(4)(8)	Frenchtown Place	1975	4.92%	100.00%	Monroe, MI	151	151
(4)(8)	Glendora Gardens	1983	1.99%	99.00%	Glendora, CA	105	104
	Granada Gardens	1966	50.00%	50.00%	Warrensville Hts., OH	940	470
	Hamptons	1969	50.00%	50.00%	Beachwood, OH	649	325
	Hunter’s Hollow	1990	50.00%	50.00%	Strongsville, OH	208	104
	Independence Place I	1973	50.00%	50.00%	Parma Hts., OH	202	101
	Liberty Hills	1979-1986	50.00%	50.00%	Solon, OH	396	198
*	Metropolitan Lofts	2005	50.00%	50.00%	Los Angeles, CA	264	132
	Midtown Towers	1969	50.00%	50.00%	Parma, OH	635	318
(8)	Millender Center	1985	3.97%	100.00%	Detroit, MI	339	339
(4)(8)	Miramar Towers	1980	1.99%	100.00%	Los Angeles, CA	157	157

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership(5)	Ownership(6)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities (continued)
*	Newport Landing	2002-2005	50.00%	50.00%	Coventry, OH	336	168
	Noble Towers	1979	50.00%	50.00%	Pittsburgh, PA	133	67
(4)	Nu Ken Tower (Citizen’s Plaza)	1981	8.84%	50.00%	New Kensington, PA	101	51
(4)(8)	Oceanpointe Towers	1980	1.99%	100.00%	Long Branch, NJ	151	151
*	Ohana Military Communities	2005-2008	7.00%	7.00%	Honolulu, HI	1,952	137
(2)(8)	Panorama Towers	1978	99.00%	99.00%	Los Angeles, CA	154	152
(4)(8)	Park Place Towers	1975	2.39%	100.00%	Mt. Clemens, MI	187	187
	Parkwood Village	2001-2002	50.00%	50.00%	Brunswick, OH	204	102
	Pebble Creek	1995-1996	50.00%	50.00%	Twinsburg, OH	148	74
(8)	Perrytown	1973	4.92%	100.00%	Pittsburgh, PA	231	231
(4)(8)	Pine Grove Manor	1973	1.99%	100.00%	Muskegon Township, MI	172	172
**	Pine Ridge Valley	1967-74, 2005-06	50.00%	50.00%	Willoughby, OH	1,309	655
(4)(8)	Potomac Heights Village	1981	1.99%	100.00%	Keyser, WV	141	141
	Residences at University Park	2002	25.00%	40.00%	Cambridge, MA	135	54
(4)(8)	Riverside Towers	1977	2.96%	100.00%	Coshocton, OH	100	100
+	Settler’s Landing at Greentree	2001-2004	50.00%	50.00%	Streetsboro, OH	408	204
(2)(8)	Shippan Avenue	1980	100.00%	100.00%	Stamford, CT	148	148
	St. Mary’s Villa	2002	32.15%	32.15%	Newark, NJ	360	116
	Surfside Towers	1970	50.00%	50.00%	Eastlake, OH	246	123
	Tamarac	1990-2001	50.00%	50.00%	Willoughby, OH	642	321
(4)(8)	The Springs	1981	1.99%	100.00%	La Mesa, CA	129	129
(2)(8)	Tower 43	2002	100.00%	100.00%	Kent, OH	101	101
(4)(8)	Town Centre Place	1975	4.43%	100.00%	Ypsilanti, MI	170	170
	Twin Lake Towers	1966	50.00%	50.00%	Denver, CO	254	127
	Village Green	1994-1995	25.00%	25.00%	Beachwood, OH	360	90
(4)(8)	Village Square	1978	100.00%	100.00%	Williamsville, NY	100	100
	Westwood Reserve	2002	50.00%	50.00%	Tampa, FL	340	170
	White Acres	1966	50.00%	50.00%	Richmond Hts., OH	473	237
*	Woodgate/ Evergreen Farms	2004-2007	33.33%	33.33%	Olmsted Township, OH	348	116
	Worth Street	2003	35.00%	50.00%	Manhattan, NY	330	165
(4)(8)	Ziegler Place	1978	100.00%	100.00%	Livonia, MI	141	141

	Unconsolidated Apartment Communities Subtotal					21,451	11,237

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name	Expansion	Ownership(5)	Ownership(6)	Location	Units	at Pro-Rata %

Unconsolidated Supported-Living Apartments
Classic Residence by Hyatt	1989	50.00%	50.00%	Teaneck, NJ	221	111
Classic Residence by Hyatt	1990	50.00%	50.00%	Chevy Chase, MD	339	170
Classic Residence by Hyatt	2000	50.00%	50.00%	Yonkers, NY	310	155
Sterling Glen of Glen Cove	2000	40.00%	40.00%	Glen Cove, NY	79	32
Sterling Glen of Great Neck	2000	40.00%	40.00%	Great Neck, NY	144	58

	Unconsolidated Supported-Living Apartments Subtotal				1,093	526

	Unconsolidated Apartments Total				22,544	11,763

	Combined Apartments Total				33,573	26,049

Federally Subsidized Housing (Total of 10 Buildings)					1,765

Total Apartments at January 31, 2005					39,338

Total Apartments at January 31, 2004					38,717

	Date of	Legal	Pro-Rata			Units at
Name	Opening	Ownership(5)	Ownership(6)	Location	Units	Pro-Rata %

Unconsolidated For Sale Condominiums
* 1100 Wilshire Condominiums	2005	40.00%	40.00%	Los Angeles, CA	228	91

	Unconsolidated For Sale Condominiums Total				228	91

*	Property under construction as of January 31, 2005.
**	Expansion of property under construction as of January 31, 2005.
+	Property opened or acquired in 2004.
++	Expansion of property opened in 2004.
(1)	This property was consolidated upon implementation of FIN No. 46 (R) on February 1, 2004.
(2)	This property was deconsolidated upon implementation of FIN No. 46 (R) on February 1, 2004.
(3)	The Company owns 177,000 square feet (approximately 16%) of the project’s 1.1 million total square feet.
(4)	This property was previously carried on the cost method of accounting and is now carried on the equity method of accounting in accordance with FIN No. 46 (R) effective February 1, 2004.
(5)	Represents the Company’s share of a property’s profits and losses upon settlement of any preferred returns to which the Company or its partner(s) may be entitled.
(6)	Represents the Company’s share of a property’s profits and losses adjusted for any preferred returns to which the Company or its partner(s) may be entitled.
(7)	Property also includes 141,000 total square feet (57,000 square feet owned/managed by FCE) of retail and 34,000 square feet of office space.
(8)	This property is reported on the equity method of accounting as the U.S. Department of Housing and Urban Development is the primary beneficiary of the property primarily due to the fact that they are either the lender on the mortgage or guarantor of the mortgage.
(9)	This property was consolidated due to the acquisition of our limited partners’ interest.

Item 3.     Legal Proceedings
      The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.
Item 4.     Submission of Matters to a Vote of Security-Holders
      No matters were submitted to a vote of security holders during the fourth quarter.
Item 4 A.     Executive Officers of the Registrant
      The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 21, 2005. The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders to be held on or about June 21, 2005.

	Date
Name and Position(s) Held	Appointed	Age

Albert B. Ratner
Co-Chairman of the Board of Directors of the Company since June 1995, Vice Chairman of the Board of the Company from June 1993 to June 1995, Chief Executive Officer prior to July 1995 and President prior to July 1993.	6-13-95	77
Samuel H. Miller
Co-Chairman of the Board of Directors of the Company since June 1995, Chairman of the Board of the Company from June 1993 to June 1995 and Vice Chairman of the Board, Chief Operating Officer of the Company prior to June 1993, Treasurer of the Company since December 1992.	6-13-95	83
Charles A. Ratner
President of the Company since June 1993, Chief Executive Officer of the Company since June 1995, Chief Operating Officer from June 1993 to June 1995 and Executive Vice President prior to June 1993; Director.	6-13-95	63
James A. Ratner
Executive Vice President; Director; Officer of various subsidiaries.	3-09-88	60
Ronald A. Ratner
Executive Vice President; Director; Officer of various subsidiaries.	3-09-88	58
Thomas G. Smith
Executive Vice President since October 2000, Senior Vice President prior to October 2000; Chief Financial Officer, Secretary, Officer of various subsidiaries since 1985.	10-10-00	64
Linda M. Kane
Senior Vice President and Corporate Controller since June 2002, Vice President and Corporate Controller from March 1995 to June 2002, Asset Manager — Commercial Group from July 1992 to March 1995 and Financial Manager—Residential Group from October 1990 to July 1992.	6-17-02	47
Geralyn M. Presti
Senior Vice President, General Counsel and Assistant Secretary since July 2002, Deputy General Counsel from January 2000 to June 2002, Associate General Counsel from December 1996 to January 2000, Assistant General Counsel from January 1995 to December 1996 and Corporate Counsel from November 1989 to January 1995.	7-01-02	49
Note: Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Albert B. Ratner is the first cousin to Charles A. Ratner, James A. Ratner and Ronald A. Ratner.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Information required by this item is included in Item 8. Financial Statements and Supplementary Data on page 100, “Quarterly Consolidated Financial Data (Unaudited).”
Item 6.     Selected Financial Data
      The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” on February 1, 2002. Amounts presented have been reclassified for properties disposed of during the years ended January 31, 2005, 2004 and 2003.

	Year Ended January 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Operating Results:
Total revenues from real estate operations(2)	$1,041,851	$848,121	$739,934	$655,826	$589,159

Earnings from continuing operations (2)	$40,056	$33,834	$41,496	$95,981 (1)	$88,958	(1)
Discontinued operations, net of tax and minority interest(2)	56,411	8,835	7,335	8,250	2,679
Cumulative effect of change in accounting principle, net of tax	(11,261)	—	—	(1,202)	—

Net earnings	$85,206	$42,669	$48,831	$103,029	$91,637

Diluted Earnings per Common Share:
Earnings from continuing operations (2)	$0.79	$0.67	$0.83	$2.03	$1.95
Discontinued operations, net of tax and minority interest(2)	1.11	0.17	0.14	0.17	0.06
Cumulative effect of change in accounting principle, net of tax	(0.23)	—	—	(0.03)	—

Net earnings	$1.67	$0.84	$0.97	$2.17	$2.01

Weighted Average Diluted Shares Outstanding	50,923,028	50,572,173	50,178,515	47,386,892	45,500,163

Cash Dividends Declared — Class A and Class B	$.5900 (3)	$.3300	$.2300	$.1867	$.1533

	January 31,

	2005	2004	2003	2002	2001

	(in thousands)
Financial Position:
Consolidated assets	$7,289,260	$5,924,072	$5,092,629	$4,432,194	$4,033,599
Real estate portfolio, at cost	$6,524,405	$5,082,595	$4,455,504	$3,924,025	$3,570,791
Long-term debt, primarily nonrecourse mortgages	$5,386,591	$4,039,827	$3,371,757	$2,894,998	$2,849,812

(1)	Earnings from continuing operations for the years ended January 31, 2002 and 2001 have not been reclassified to discontinued operations for properties sold prior to January 31, 2002 as the Company adopted SFAS 144 effective February 1, 2002.

(2)	This category is adjusted for discontinued operations in accordance with SFAS 144. See the Discontinued Operations section of the Management Discussion and Analysis (“MD&A”).

(3)	On December 9, 2004, the Board of Directors approved a special one-time dividend of $.20 per share in recognition of the sale of an entire strategic business unit, Forest City Trading Group, Inc., a lumber wholesaler.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CORPORATE DESCRIPTION
      We principally engage in the ownership, development, management and acquisition of commercial and residential real estate throughout the United States. We operate through three strategic business units. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through our partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Lumber Group (formerly presented as Lumber Trading Group) was sold on November 12, 2004 to its employees and is no longer a strategic business unit or reportable segment of the Company. The assets and liabilities of Lumber Group were classified as held for sale on the Consolidated Balance Sheet at January 31, 2004. The operating results of Lumber Group have been included in discontinued operations for the years ended January 31, 2005, 2004 and 2003 in the Consolidated Statements of Earnings.
      The Nets, a franchise of the NBA in which we are an equity investor, is a reportable segment of the Company.
      We have approximately $7.3 billion of assets in 19 states and the District of Columbia at January 31, 2005. Our core markets include New York City/ Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./ Baltimore metropolitan area and California. Our corporate headquarters are in Cleveland, Ohio.
CRITICAL ACCOUNTING POLICIES
      Our consolidated financial statements include our accounts, all majority-owned subsidiaries where we have financial or operational control, and variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have identified certain critical accounting policies which are subject to judgment and uncertainties. We have used our best judgment to determine estimates of certain amounts included in the financial statements as a result of these policies, giving due consideration to materiality. As a result of uncertainties surrounding these events at the time the estimates are made, actual results could differ from these estimates causing adjustments to be made in subsequent periods to reflect more current information. The accounting policies that we believe contain uncertainties that are considered critical to understanding the consolidated financial statements are discussed below. Our management reviews and discusses the policies below on a regular basis. These policies have also been discussed with our audit committee of the Board of Directors.
Recognition of Revenue
      Real Estate Sales – We recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66 “Accounting for Sales of Real Estate.” The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.
      We follow the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” for reporting dispositions of operating properties. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or held for sale are reported as discontinued operations. We consider assets held for sale when the transaction has been approved by the appropriate level of management and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.
      Leasing Operations – We enter into leases with tenants in our rental properties. The lease terms of tenants occupying space in the residential, retail centers and office buildings range from one to 25 years, excluding leases with anchor tenants which typically run longer. Minimum rents are recognized on a straight-line basis over the term of the related leases. Overage rents are recognized as revenues when tenants’ sales exceed contractual amounts. Recoveries from tenants for taxes, insurance, and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred.
      Construction – Revenue and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred. We currently have one long-term fixed-price arrangement in our Commercial Group to complete an approximate 1,100,000-square-foot office building in Brooklyn, New York.
Recognition of Costs and Expenses
      Operating expenses primarily represent the recognition of operating costs, which are charged to operations as incurred, administrative expenses and taxes other than income taxes. Interest expense and real estate taxes during development and construction are capitalized as a part of the project cost.

      We provide an allowance for doubtful accounts against the portion of accounts or notes receivable that is estimated to be uncollectible. Such allowances are reviewed and updated quarterly for changes in expected collectibility.
      Depreciation is computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and first generation tenant allowances are primarily 50 years. Subsequent tenant improvements are amortized over the estimated useful life, which typically approximates the estimated useful life of the tenant lease.
      Major improvements and tenant improvements are capitalized and expensed through depreciation charges. Repairs, maintenance and minor improvements are expensed as incurred.
      A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Earnings.
      We review our properties to determine if their carrying costs will be recovered from future operating cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where we do not expect to recover the carrying costs, an impairment loss is recorded as a provision for decline in real estate.
      Allowance for Doubtful Accounts and Reserves on Notes Receivable – We record allowances against our rent receivables from commercial and residential tenants that we deem to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. This estimate is calculated based on a four-year history of early tenant lease terminations as well as an estimate for expected activity of current tenants in the case of the straight-line rent adjustments. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. We estimate the allowance for notes receivable based on our assessment of the collectibility of the note. Our assessment of collectibility is based largely on expected future cash flows estimated to be paid to our limited partners. If our estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur. Our allowance for doubtful accounts at January 31, 2005 and 2004 was $11,135,000 and $27,687,000, respectively.
      For the years ended January 31, 2005 and 2004, we reduced reserves by $–0– and $10,418,000, respectively, related to notes receivable at certain residential properties. These reserves were reduced due to the occurrence of a series of events. In the course of evaluating these events and their effect on the collectibility of the notes, we used estimates. These estimates included, but were not limited to, estimated appraisal values as well as future cash flows at these properties. These estimates can be affected by market conditions at the time that will not only affect the appraisal value but operating cash flow projections. Had different estimates been applied, the amount of the reserves reversed might have been different than the amounts actually recorded. Due to the Company’s implementation of FASB Interpretation Number (“FIN”) No. 46 (R) “Consolidation of Variable Interest Entities,” the balances of these notes and the respective reserves were eliminated.
      Economic Lives – Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and first generation tenant allowances are primarily 50 years. Subsequent tenant improvements are amortized over the life of the tenant’s lease. This estimate is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements. We believe the estimated useful lives and classification of the amortization of fixed assets and tenant improvements are reasonable and follow industry standards.
      Asset Impairment – We review our investment portfolio to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where we do not expect to recover our carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in our real estate portfolio pursuant to the guidance established in SFAS No. 144. As part of the analysis to determine if an impairment loss has occurred, we are required to make estimates to determine future operating cash flows. If different estimates are applied in determining future operating cash flows, such as occupancy rates and rent and expense increases, we may not record an impairment loss, or may record a greater impairment loss on a property.
      Allowance for Projects Under Development – We record an allowance for development project write-offs for our Projects Under Development (included in Real Estate, at cost on its Consolidated Balance Sheets). A specific project is written off against this allowance when it is determined by management that the project will not be developed. The allowance is adjusted on a quarterly basis based on our actual development project write-off history. The allowance increased by $900,000, $-0- and

$3,500,000 for the years ended January 31, 2005, 2004 and 2003, respectively, which were reported in operating expenses in our Consolidated Statements of Earnings.
      Variable Interest Entities – Effective February 1, 2004, we adopted FIN No. 46 (R). Under FIN No. 46 (R), we are required to consolidate a VIE if our interest in the VIE is such that we will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, or both. Calculating expected losses and/or expected residual returns involves estimating expected future cash flows. If different estimates are applied in determining future cash flows, such as the probability of the future cash flows and the risk free rate, we may have otherwise concluded on the consolidation method of an entity.
      Fiscal Year – The years 2004, 2003 and 2002 refer to the fiscal years ended January 31, 2005, 2004 and 2003, respectively.
RESULTS OF OPERATIONS
      We report our results of operations by each of our three strategic business units as we believe this provides the most meaningful understanding of our financial performance. In addition to our three strategic business units, we have two additional segments: the Nets and Corporate Activities.
Overview
      We are a fully-integrated real estate company principally engaged in the ownership, development, acquisition and management of commercial and residential real estate throughout the United States. Our portfolio includes interests in retail centers, apartment communities, office buildings, land for development and hotels. We believe that our Company benefits from our geographic focus and product diversity. Our products are focused in our core markets, which include New York City/ Philadelphia metropolitan area, Denver, Boston, Greater Washington, D.C./ Baltimore metropolitan area and California. These are growing urban markets with high barriers to entry where we have successfully gained access to large, complex commercial, residential and mixed-use projects. As a result of an ongoing effort to increase property concentration in the core markets, these markets now account for 70 percent of the cost of our portfolio at January 31, 2005. We expect this concentration to increase as 98 percent of the cost of the total projects opened or acquired during 2004, and 88 percent of the cost of the projects under construction as of the end of 2004, are in these markets.
      During 2004, we completed the sale of the Company’s Lumber Group strategic business unit to its employees, and purchased an interest in the Nets, a franchise of the NBA. The purchase of the interest in the Nets is the first step in our efforts to pursue additional real estate related development projects in Brooklyn, New York.
      Additionally, we completed ten project openings and acquisitions including Victoria Gardens, an open-air lifestyle center in Rancho Cucamonga, California, Atlantic Terminal, an office and retail project in Brooklyn, New York, and a life sciences research facility at the University of Pennsylvania in Philadelphia, which represents our first biotechnology-related project outside of the Boston market.
      Other significant milestones occurring during 2004 included:

•	Closing $1.4 billion in mortgage financing transactions on a fully consolidated basis at attractive interest rates;
•	Taking advantage of market conditions and relatively high valuations by disposing of 13 properties, redeploying our capital toward projects in our core markets;
•	The signing of a 50-year Partnership Agreement for the ownership, development and management of U.S. Navy family housing at five existing Navy communities in Hawaii;
•	Our designation as developer of the first phase of an 80-acre mixed-use community adjacent to the Johns Hopkins University medical campus in East Baltimore, Maryland;
•	Closing of two major land acquisitions, a 2,259 acre Master Planned Community in Austin, Texas and a 1,736 acre parcel in Manatee County Florida.
      In 2004, we completed three corporate financing transactions that took advantage of the favorable capital markets experienced during the year. These transactions were executed with attractive long-term rates to significantly improve our liquidity and long-term financial flexibility. In the first quarter of 2004 we completed an offering of $100,000,000, 7.375% Senior Notes due 2034 and renegotiated our corporate credit facility. The expansion of our credit facility to $450,000,000 represents a $150,000,000 increase in availability in our credit line. In January 2005, we completed an offering of $150,000,000, 6.50% Senior Notes due 2017.
      In March 2005, our bank group committed to amend our long-term credit facility. The amendment extends the maturity by one year to March 2008, lowers our borrowing rate to 1.95% over LIBOR or 1/2% over the prime rate, eliminates the higher rate tier on the last $50,000,000 of borrowings, and contains an accordion provision which allows us to increase the availability under the revolving line of credit by $100,000,000 in the next 24 months. The amendment also increases the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 and adds a swing line availability of $40,000,000 for up to three business days.
      At the end of the year, 17 projects were under construction – 11 of which are scheduled to open in 2005. With more than 25 projects under development, we have a dynamic pipeline that should provide opportunity and enhance shareholder value for years to come.
      We were selected by Pfizer to acquire and redevelop its current site, which we purchased for $43,000,000, contains approximately 1,000,000 square feet of existing space on 22 acres with potential to expand.
      We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

      Net Earnings – Net earnings for the Company for the year ended January 31, 2005 were $85,206,000 versus $42,669,000 and $48,831,000 for the years ended January 31, 2004 and 2003, respectively. The increase in the year ended January 31, 2005 was primarily attributable to gains on dispositions. We recorded a gain on the sale of Lumber Group of $20,920,000 ($11,501,000 net of tax) (net of a loss on the sale of Babin of $1,093,000). A gain of $31,996,000 ($19,341,000 net of tax) (which represents our proportionate share) was also recorded related to the sale of three equity method properties, Chapel Hill Mall and Chapel Hill Suburban located in Akron, Ohio and Manhattan Town Center Mall located in Manhattan, Kansas.
      The decrease in net earnings in the year ended January 31, 2004 compared to the year ended January 31, 2003 was primarily the result of a loss on extinguishment of $11,500,000 ($6,942,000 net of tax) related to early redemption of the Company’s $200,000,000, 8.75% senior notes with a portion of the proceeds from its public offering of $300,000,000, 7.625% senior notes in May 2003.
      Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, interest income, equity in earnings of unconsolidated real estate entities, operating expenses and interest expense incurred by each segment for the years ended January 31, 2005, 2004 and 2003, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$744,764	$620,275	$563,507
Residential Group	204,426	138,397	106,168
Land Development Group	92,657	89,458	70,417
The Nets	—	—	—
Corporate Activities	4	(9)	(158)

Total Revenues from Real Estate Operations	$1,041,851	$848,121	$739,934

Interest Income
Commercial Group	$7,175	$5,595	$8,378
Residential Group	3,447	15,844	7,424
Land Development Group	33,316	721	758
The Nets	—	—	—
Corporate Activities	248	552	1,300

Total Interest Income	$44,186	$22,712	$17,860

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$41,005	$11,215	$8,650
Residential Group	7,802	10,192	18,327
Land Development Group	16,454	10,330	11,677
The Nets	(10,889)	—	—
Corporate Activities	20	14	30

Total Equity in Earnings of Unconsolidated Entities	$54,392	$31,751	$38,684

Operating Expenses
Commercial Group	$388,800	$342,189	$310,744
Residential Group	130,687	89,581	67,012
Land Development Group	55,126	58,474	42,974
The Nets	—	—	—
Corporate Activities	33,952	24,690	17,683

Total Operating Expenses	$608,565	$514,934	$438,413

Interest Expense
Commercial Group	$164,107	$132,134	$119,304
Residential Group	43,237	24,337	17,603
Land Development Group	6,002	3,098	785
The Nets	—	—	—
Corporate Activities	34,982	26,583	25,732

Total Interest Expense	$248,328	$186,152	$163,424

Commercial Group
  Revenues from Real Estate Operations
      Revenues from real estate operations for the Commercial Group increased by $124,489,000, or 20.1%, for the year ended January 31, 2005 over the prior year. This increase was primarily the result of:

•	Increase of $67,399,000 related to new property openings, as noted in the first table below;
•	Increase in our hotel portfolio of $16,264,000 primarily related to an increase in occupancy and rates;
•	Increase in commercial land sales of $10,605,000;
•	Increase of $42,752,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46 (R): Mall at Robinson in Pittsburgh, Pennsylvania, Mall at Stonecrest in Atlanta, Georgia, and M.K. Ferguson Plaza in Cleveland, Ohio (See New Accounting Standards-FIN No. 46 (R) section of the MD&A);
•	Increase of $20,331,000 primarily related to development fee revenue at Twelve MetroTech Center in Brooklyn, New York which was substantially completed during 2004.
The increases were partially offset by the following decreases:

•	Decrease of $18,100,000 related to the sale of land in Queens, New York in 2003;
•	Decrease of $10,318,000 related to non-recurring insurance proceeds at the Embassy Suites Hotel, in Manhattan, New York recognized in 2003.
      The balance of the remaining decrease in revenues from real estate operations of approximately $4,444,000 was generally due to fluctuations in mature properties.
      Revenues from real estate operations for the Commercial Group increased by $56,768,000, or 10.1%, for the year ended January 31, 2004 over the prior year. This increase was primarily the result of:

•	Increase of $39,627,000 related to new property openings, as noted in the second table below;
•	Increase of $18,100,000 related to the sale of land in Queens, New York;
•	Increase in our hotel portfolio of $7,336,000 primarily related to the May 2002 re-opening of the Embassy Suites Hotel.
      These increases were partially offset by the following decreases:

•	Decrease of $7,540,000 related to non-recurring lease termination fee income received in 2002 at a retail center in New York City;
•	Decrease of $1,118,000, which represents a decrease in insurance proceeds from the Embassy Suites Hotel compared to 2002.
      The balance of the remaining increase in revenues from real estate operations of approximately $363,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses
      Operating expenses increased $46,611,000, or 13.6%, in 2004 compared to 2003. The increase in operating expenses was primarily attributable to:

•	Increase of $22,532,000 related to new property openings, as noted in the first table below;
•	Increase in our hotel portfolio of $2,864,000 primarily related to an increase in occupancy;
•	Increase of $19,411,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN 46 No. 46 (R): Mall at Robinson, Mall at Stonecrest, and M.K. Ferguson Plaza;
•	Increase relating to commercial land sales of $9,691,000.
      These increases in operating expenses were partially offset by a decrease of $17,605,000 related to the sale of land in Queens, New York in 2003.
      The balance of the remaining increase in operating expenses of approximately $9,718,000 was generally due to fluctuations in mature properties.
      Operating expenses increased $31,445,000, or 10.1%, in 2003 compared to 2002. The increase in operating expenses was primarily attributable to:

•	Increase of $12,787,000 related to new property openings, as noted in the second table below;
•	Increase of $17,605,000 related to the sale of land in Queens, New York in 2003;
•	Increase in project write-offs of abandoned development projects of $5,338,000 compared to 2002;

•	Increase in our hotel portfolio of $5,067,000 primarily due to the re-opening of the Embassy Suites Hotel in May 2002.

      These increases in operating expenses were partially offset by a participation payment of $1,693,000 in 2002 associated with the ground lease at the Richards Building located in University Park at MIT in Cambridge, Massachusetts that did not recur in 2003.
      The balance of the remaining decrease in operating expenses of approximately $7,659,000 was generally due to fluctuations in mature properties.
      Interest expense for the Commercial Group increased by $31,973,000, or 24.2%, in 2004 compared to 2003. The increase was primarily attributable to the consolidation of three properties listed above that were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R) and the opening of the properties listed in the first table below. Interest expense for the Commercial Group increased by $12,830,000, or 10.8%, in 2003 compared to 2002. The increase is primarily attributable to the net increase in interest expense from the opening of new properties which exceeded the decrease in asset dispositions in 2003 and 2002.
      The following table presents the significant increases in revenue from real estate operations and operating expenses by the Commercial Group for newly-opened properties for 2004 compared to 2003 (dollars in thousands):

				Revenue
				from Real
		Quarter/Year	Square	Estate		Operating
Property	Location	Opened	Feet	Operations		Expenses

Retail Centers:
Quartermaster Plaza	Philadelphia, PA	Q3-2004	459,000	$1,435		$500
Victoria Gardens	Rancho Cucamonga, CA	Q3-2004	1,034,000	4,857		2,308
Atlantic Terminal	Brooklyn, NY	Q2-2004	373,000	7,947		3,490
Brooklyn Commons	Brooklyn, NY	Q2-2004	151,000	1,651		43
Short Pump Town Center(1)	Richmond, VA	Q3-2003	1,251,000	19,881		7,106
Office Buildings:
University of Pennsylvania	Philadelphia, PA	Q4-2004	123,000	2,431		872
Twelve MetroTech Center (330 Jay Street)	Brooklyn, NY	Q4-2004	177,000	—	(2)	—	(2)
Atlantic Terminal (2 Hanson Place)	Brooklyn, NY	Q2-2004	399,000	9,303		2,724
Harlem Center	Manhattan, NY	Q4-2003	146,000	3,394		1,245
Fifteen MetroTech Center	Brooklyn, NY	Q2-2003	653,000	12,619		3,692
40 Landsdowne Street	Cambridge, MA	Q2-2003	215,000	3,881		552

Total				$67,399		$22,532

(1)	This property was consolidated in accordance with FIN No. 46 (R) effective February 1, 2004.

(2)	This property opened in January 2005.
     The following table presents the significant increases in revenue from real estate operations and operating expenses by the Commercial Group for newly-opened properties for 2003 compared to 2002 (dollars in thousands):

				Revenue
				from Real
		Quarter/Year	Square	Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses

Retail Centers:
Woodbridge Crossing	Woodbridge, NJ	Q3-2002	284,000	$2,274	$1,067
Harlem Center	Manhattan, NY	Q3-2002	126,000	3,266	631
Promenade in Temecula	Temecula, CA	Q3-2002	249,000	1,800	929
Station Square — Bessemer Court	Pittsburgh, PA	Q2-2002	52,000	694	389
Quebec Square	Denver, CO	Q2-2002	691,000	1,898	766
Office Buildings:
Harlem Center	Manhattan, NY	Q4-2003	146,000	734	227
Fifteen MetroTech Center	Brooklyn, NY	Q2-2003	653,000	13,453	3,467
40 Landsdowne Street	Cambridge, MA	Q2-2003	215,000	6,281	1,729
88 Sidney Street	Cambridge, MA	Q2-2002	145,000	3,728	1,644
35 Landsdowne Street	Cambridge, MA	Q2-2002	202,000	5,499	1,938

Total				$39,627	$12,787

Residential Group
      Revenues from Real Estate Operations – Revenues from real estate operations for the Residential Group increased by $66,029,000, or 47.7%, during the year ended January 31, 2005 compared to the prior year. These increases were primarily the result of:

•	Increase of $10,964,000 related to new property openings and acquisitions, as noted in the first table below;
•	Increase of $22,989,000 due to the consolidation of three properties previously accounted for on the equity method of accounting as the result of the buyout of a partner on these properties;
•	Increase of $21,224,000 due to the consolidation of six properties previously accounted for on the equity method of accounting as the result of the restructuring of partnership agreements;
•	Increase of $22,547,000 due to the consolidation of seven properties that were unconsolidated prior to the implementation of FIN No. 46 (R); and
•	Increase of $1,100,000 from the sale of a parcel of land in Salem, Massachusetts.
      These increases in revenues from real estate operations were partially offset by the following decreases:

•	Decrease of $3,517,000 related to the recognition in the prior comparable period of non-recurring contingent interest income from an unreserved participating note receivable;
•	Decrease of $6,191,000 due to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R); and
•	Decrease of $3,113,000 from the sale of a parcel of land in Long Island, New York.
      The balance of the remaining increase of approximately $26,000 was generally due to fluctuations in mature properties.
      Revenues from real estate operations for the Residential Group increased by $32,229,000, or 30.4%, in 2003 compared to 2002. These increases were primarily the result of:

•	Opening and acquisition of new properties, as noted in the second table below totaling, $17,530,000;
•	Increase of $9,312,000 due to consolidation of several properties that were previously accounted for on the equity method of accounting due to amendments in the partnership agreements; and
•	Increase of $3,113,000 from the sale of a parcel of land in Long Island, New York.
      The balance of the remaining increase of approximately $2,274,000 was generally due to fluctuations in mature properties.
      Operating and Interest Expenses – Operating expenses for the Residential Group increased by $41,106,000, or 45.9%, during the year ended January 31, 2005 compared to the prior year. These increases were primarily the result of:

•	Increase of $8,153,000 related to new property openings and acquisitions, as noted in the first table below;
•	Increase in cost of $11,483,000 related to three properties previously accounted for under the equity method of accounting as a result of the buyout of the partner on these properties;
•	Increase in cost of $10,323,000 related to six properties previously accounted for on the equity method of accounting as the result of the restructuring of partnership agreements;
•	Increase in cost of $12,823,000 related to seven properties that were unconsolidated prior to the implementation of FIN No. 46 (R); and
•	Increase in cost of $661,000 related to the sale of a parcel of land in Salem, Massachusetts.
      These increases in operating expenses were partially offset by the following decreases:

•	Decrease of $3,769,000 relating to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R);

•	Decrease in cost of $3,554,000 related to the sale of a parcel of land in Long Island, New York; and
•	Decrease in project write-offs of abandoned development projects totaling $961,000 compared to the prior year.

      The balance of the remaining increase of approximately $5,947,000 was generally due to fluctuations in mature properties.
      Interest expense for the Residential Group increased by $18,900,000, or 77.7%, during the year ended January 31, 2005 compared to the same period in the prior year. Interest expense increased by $6,872,000 due to the consolidation of several properties that were previously accounted for on the equity method of accounting and $5,797,000 related to properties that were previously unconsolidated prior to the implementation of FIN No. 46 (R). The remaining increase of $6,231,000 is primarily the result of properties opened and acquired.
      Operating expenses for the Residential Group increased by $22,569,000, or 33.7%, in 2003 compared to 2002. These increases were primarily the result of:

•	Costs associated with the opening and acquisition of new properties as noted in the first table below totaling $6,878,000;
•	Increase in cost of $5,097,000 due to consolidation of several properties that were previously accounted for on the equity method of accounting due to amendments in the partnership agreements;
•	Increase in cost of $3,600,000 related to the sale of a parcel of land in Long Island, New York; and
•	Increase in project write-offs of abandoned development projects totaling $2,963,000 compared to 2002.
      The balance of the remaining increase in expenses of approximately $4,031,000 was generally due to fluctuations in mature properties.
      Interest expense for the Residential Group increased by $6,734,000, or 38.3%, for 2003 compared to 2002. Interest expense increased by $2,907,000 due to the consolidation of several properties which were previously accounted for on the equity method of accounting due to amendments in the partnership agreements. The remaining increase of $3,827,000 is primarily the result of interest expense related to properties opened and acquired in 2003.
      The following table presents the significant increases (decreases) in revenue from real estate operations and operating expenses by the Residential Group for newly opened or acquired properties for 2004 compared to 2003 (dollars in thousands):

						Revenue
						from Real
		Quarter/Year		Number		Estate	Operating
Property	Location	Opened/Acquired		of Units		Operations	Expenses

Emerald Palms Expansion	Miami, FL	Q2-2004		86		$430	$191
East 29th Avenue Town Center	Denver, CO	Q1-2004		156	(2)	2,322	1,419
Sterling Glen of Rye Brook	Rye Brook, NY	Q1-2004		165		2,404	3,594
Cherrywood Village	Denver, CO	Q3-2003	(1)	360		1,994	1,155
Ranchstone	Denver, CO	Q3-2003	(1)	368		1,952	986
Consolidated-Carolina	Richmond, VA	Q2-2003		158		1,320	495

Federally Assisted Housing (FAH) Properties
Grove	Ontario, CA	Q3-2003	(1)	101		490	218
Independence Place II	Parma Hts., OH	Q1-2003	(1)	201		55	53
Plymouth Square	Detroit, MI	Q1-2003	(1)	280		(3)	42

Total						$10,964	$8,153

(1)	Acquired property
(2)	Project also includes 141,000 total square feet (57,000 of owned/managed by us) of retail and 34,000 square feet of office space, which is included in the amounts above.

     The following table presents the significant increases (decreases) in revenue from real estate operations and operating expenses by the Residential Group for newly opened or acquired properties for 2003 compared to 2002 (dollars in thousands):

					Revenue
					from Real
		Quarter/Year		Number	Estate	Operating
Property	Location	Opened/Acquired		of Units	Operations	Expenses

Cherrywood Village	Denver, CO	Q3-2003	(1)	360	$705	$331
Ranchstone	Denver, CO	Q3-2003	(1)	368	742	382
Consolidated-Carolina	Richmond, VA	Q2-2003		158	490	409
Southfield	White Marsh, MD	Q4-2002	(1)	212	2,049	764
Landings of Brentwood	Nashville, TN	Q2-2002	(1)	724	2,224	1,054
Heritage	San Diego, CA	Q1-2002		230	2,512	436
Sterling Glen of Center City	Philadelphia, PA	Q1-2002	(1)	135	774	(698)

Federally Assisted Housing (FAH) Properties
Grove	Ontario, CA	Q3-2003	(1)	101	476	226
Independence Place II	Parma Hts., OH	Q1-2003	(1)	201	1,252	784
Plymouth Square	Detroit, MI	Q1-2003	(1)	280	2,825	1,229
Carl D. Perkins	Pikeville, KY	Q3-2002	(1)	150	607	512
Autumn Ridge	Sterling Hts., MI	Q2-2002		251	1,183	580
Tower 43	Kent, OH	Q2-2002	(1)	101	359	291
Cambridge Towers	Detroit, MI	Q2-2002	(1)	250	774	268
Coraopolis Towers	Coraopolis, PA	Q2-2002	(1)	200	349	134
Donora Towers	Donora, PA	Q2-2002	(1)	103	209	176

Total					$17,530	$6,878

(1)	Acquired property.
Land Development Group
      Revenues from real estate operations – Sales of land and related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues from real estate operations for the Land Development Group increased by $3,199,000 in 2004 compared to 2003. This increase is primarily the result of the following:

•	Increase in land sales of $12,951,000 at Stapleton in Denver, Colorado;
•	Increase in land sales of $13,237,000 primarily at four major land development projects, Central Station in Chicago, Illinois, Waterbury in North Ridgeville, Ohio, Creekstone in Copley, Ohio and Suncoast Lakes, in Pasco County, Florida, combined with several smaller sales increases at various land development projects;
•	Increase in land sales of $8,258,000 related to the consolidation of the Thornbury land development project that was previously accounted for on the equity method of accounting prior to the implementation of FIN No. 46 (R).
      These increases were partially offset by:

•	Decrease of $30,000,000 related to the 2003 sale of the Hawk’s Haven subdivision in Ft. Myers, Florida;
•	Decrease of $1,247,000 which is comprised of smaller sales decreases at various land development projects.
      Revenues from real estate operations for the Land Development Group increased by $19,041,000 in 2003 compared to 2002. This increase is primarily the result of the following:

•	Increase of $30,000,000 related to the sale of Hawk’s Haven subdivision ;
•	Increase in land sales of $7,996,000 primarily at Stapleton and several smaller sales increases at various land development projects.
      These increases were partially offset by combined decreases of $18,955,000 primarily at three major land development projects, Central Station, Willowbrook and Waterbury, and several smaller sales decreases at various land development projects. These decreases were primarily related to normal declines in sales volume combined with a one-time land sale at Willowbrook and a decrease in preferred return earned on partner advances at Central Station.

Operating and Interest Expenses
Operating expenses decreased by $3,348,000 in 2004 compared to 2003. This decrease was primarily due to:

•	Decrease of $17,000,000 related to cost of the Hawk’s Haven subdivision sold in 2003;

•	Decrease of $3,601,000, which was comprised of smaller operating expense decreases at various land development projects.
      These decreases were partially offset by:

•	Increase of $12,211,000 primarily related to four land development projects, Stapleton, Waterbury, Creekstone and Suncoast Lakes, combined with several smaller expense increases at various land development projects;

•	Increase of $5,042,000 related to the consolidation of the Thornbury land development project in Solon, Ohio that was previously accounted for on the equity method of accounting prior to the implementation of FIN No. 46 (R).
      Operating expenses increased by $15,500,000 in 2003 compared to 2002. This increase was primarily due to:

•	Increase of $17,000,000 related to the cost of the Hawk’s Haven subdivision sold in 2003;

•	Increase of $7,222,000 at Stapleton and several smaller land development projects.
      These increases were partially offset by a decrease of $8,722,000 primarily related to three major land development projects, Central Station, Willowbrook and Waterbury, and several smaller sales decreases at various land development projects.
      Interest expense increased by $2,904,000 in 2004 compared to 2003 and $2,313,000 in 2003 compared to 2002. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
      Our equity investment in the Nets incurred a loss of $10,889,000 in 2004. The loss primarily related to amortization of certain intangible assets related to the purchase of the team, the majority of which is being amortized over five years, and insurance premiums paid to mitigate our risk associated with the standard indemnification required by the NBA.
Corporate Activities
      Operating and Interest Expenses – Operating expenses for Corporate Activities increased $9,262,000 in 2004 compared to 2003 and increased $7,007,000 in 2003 compared to 2002. Operating expenses for 2004 increased over 2003 primarily related to approximately $7,200,000 in consulting fees related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, approximately $800,000 related to our insurance program, and approximately $400,000 in incentive and severance costs. Operating expenses for 2003 increased over 2002 primarily related to approximately $2,000,000 in long-term incentive and severance costs, approximately $1,500,000 was for consulting fees related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, an additional $1,000,000 in charitable contributions, approximately $1,000,000 related to our insurance program, consulting fees of approximately $500,000 and approximately $500,000 related to our long-term strategic plan activities.
      Interest expense increased by $8,399,000 in 2004 compared to 2003 and increased by $851,000 in 2003 compared to 2002 as a result of changes in levels of borrowings and changes in variable interest rates. Interest expense for 2004 increased over 2003 primarily as a result of the issuance of senior notes in two public offerings; $300,000,000 on May 19, 2003 at 7.625% and $100,000,000 on February 10, 2004 at 7.375%. Interest expense consisted primarily of interest expense on the senior notes and the long-term credit facilities, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity”).
Interest Income
      Effective January 31, 2005, we have reclassified interest income in the Consolidated Statement of Earnings from revenues to a separate line below total expenses. Interest income was $44,186,000 for 2004 compared to $22,712,000 for 2003 representing an increase of $21,474,000. This increase was primarily the result of the following:
       – Land Development Group

•	Increase of $25,262,000 related to the recognition of interest income on Stapleton Land’s retained interest in a trust holding bonds of $145,000,000. Of this amount, the fair value of $22,870,000 of interest income was recognized in other comprehensive income in previous fiscal years and deferred until 2004. The remaining $2,392,000 of interest income was recognized during 2004. No further amounts are expected to be collected from the trust;
•	Increase of $6,787,000 related to Stapleton Land’s various financing arrangements.

      This increase was partially offset by the following decrease:
       – Residential Group

•	Decrease of $12,201,000 related to a prior year reduction of reserves on accrued interest related to reserves for notes receivable from certain syndicated properties.
      Interest income for 2003 was $22,712,000 compared to $17,860,000 for 2002 representing an increase of $4,852,000. This increase was primarily the result of the following:
       – Residential Group

•	Increase of $9,245,000 related to a reduction of reserves on accrued interest related to reserves for notes receivable from certain syndicated properties.
      This increase is partially offset by the following decrease:
       – Commercial Group

•	Decrease of $6,067,000 related to interest income and preferred returns earned on various properties in 2002 that did not recur in 2003.
Equity in Earnings of Unconsolidated Entities
      Equity in earnings of unconsolidated entities was $54,392,000 for 2004 compared to $31,751,000 for 2003 representing an increase of $22,641,000. This increase was primarily the result of the following:
       – Commercial Group

•	Increase of $28,858,000 related to our portion of the gain on disposition of Chapel Hill Mall and Chapel Hill Suburban located in Akron, Ohio;
•	Increase of $3,138,000 related to our portion of the gain on disposition of Manhattan Town Center Mall, located in Manhattan, Kansas, which incurred a loss from operations in 2003.
       – Residential Group

•	The increase was offset by our portion of the loss on disposition in 2003 of Waterford Village in Indianapolis, Indiana of $3,573,000 that did not recur in the current year.
       – Land Development Group

•	Increases in land sales of $5,677,000 primarily at two major land development projects, Central Station in Chicago, Illinois, and Sweetwater Ranch in Austin, Texas, combined with several smaller sales increases at various land development projects;
•	Increase related to a non-recurring charge for the provision for decline in real estate of $4,621,000 recorded on a land development project in the fourth quarter of 2003. This impairment was the result of changes in our estimate of the project’s net realizable value due to changes in sales projections as well as changes in our estimate of the overall recoverability of the project. This did not recur in 2004.
      These increases were partially offset by the following decreases:
       – Commercial Group

•	Decrease of $1,140,000 related to the consolidation of Mall at Robinson in Pittsburgh, Pennsylvania, Short Pump Town Center in Richmond, Virginia and Mall at Stonecrest in Atlanta, Georgia, which were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R).
       – Residential Group

•	Decrease of $6,042,000 due to the consolidation of ten properties in the third quarter of 2003, which were previously accounted for on the equity method of accounting resulting from the amending of partnership agreements.

       – Land Development Group

•	Decreases in land sales of $5,146,000 primarily at two major land development projects, Paseo del Este in El Paso, Texas, and Seven Hills in Henderson, Nevada, combined with several smaller sales decreases at various land development projects.

–	The Nets

•	Decrease of $10,889,000 primarily relates to amortization of intangible assets related to the purchase of the team in August 2004 and insurance premiums purchased related to the standard indemnification required by the NBA.
      The balance of the remaining decrease of approximately $9,000 in equity in earnings of unconsolidated entities was generally due to fluctuations in operations of mature properties.
      Equity in earnings of unconsolidated entities for 2003 was $31,751,000 compared to $38,684,000 for 2002 representing a decrease of $6,933,000. This decrease was primarily the result of:
       – Commercial Group

•	Decrease of $1,441,000 related to a loss at Short Pump Town Center located in Richmond, Virginia, which opened in the third quarter of 2003.
       – Residential Group

•	Decrease of $4,151,000 occurred from our portion of the loss on disposition of Waterford Village in Indianapolis, Indiana;
•	Decrease of $1,374,000 resulting from the loss of revenues during unit rehabilitation at Kennedy Biscuit Lofts in Cambridge, Massachusetts;
•	Decrease of $2,739,000 resulting from the consolidation of several properties that were reported as equity investments in prior years due to amendments to the partnership agreements.
       – Land Development Group

•	Provision for decline in real estate of $4,621,000 recorded on a land development project in the fourth quarter of 2003;
•	Decrease in land sales of $2,603,000 related to several land development projects, primarily Seven Hills in Henderson, Nevada compared to year 2002.
      These decreases were partially offset by the following increases:
       – Commercial Group

•	Increase of $3,684,000 as a result of outlot sales at three properties in 2003.
       – Residential Group

•	Increase of $1,011,000 from the lease up of Residences at University Park, a development project located in Cambridge, Massachusetts.
       – Land Development Group

•	Increases in sales at several land development projects totaling $5,876,000, primarily Ethans Green in Twinsburg, Ohio and Thornbury in Solon, Ohio.
      The balance of the remaining decrease in equity in earnings of unconsolidated entities of approximately $575,000 was generally due to fluctuations in operations at mature properties.

Income Taxes
      Income tax expense totaled $37,326,000, $23,957,000 and $29,918,000 in 2004, 2003 and 2002, respectively. At January 31, 2005, we had a net operating loss carryforward for tax purposes of $53,131,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2025, general business credit carryovers of $9,049,000 that will expire in the years ending January 31, 2006 through 2025 and alternative minimum tax (“AMT”) carryforward of $30,325,000 that is available until used to reduce Federal tax to the AMT amount. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
Other Transactions
      Early Extinguishment of Debt – On February 1, 2002, the Company adopted the provisions of SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 on Technical Corrections” (SFAS No. 145), which requires gains or losses from early extinguishment of debt to be classified in operating income or loss. The Company previously recorded gains or losses from early extinguishment of debt as extraordinary items, net of tax, in its Consolidated Statement of Earnings.
      For the year ended January 31, 2005, the Company has recorded $5,082,000 as loss on early extinguishment of debt, which represents the impact of early extinguishment of nonrecourse mortgage debt in order to secure more favorable financing terms. For the year ended January 31, 2004, the Company recorded $10,718,000 as loss on early extinguishment of debt. This amount was primarily the result of the payment in full of the Company’s 8.5% senior notes due 2008 at a premium of 104.25% for a loss on extinguishment of $8,500,000 for redemption premium and approximately $3,000,000 related to the write-off of unamortized debt issue costs. These charges/costs were offset, in part, by net gains on early extinguishment of debt of approximately $800,000 on several residential properties.
      For the year ended January 31, 2003, the Company reclassified $1,653,000 of early extinguishment of debt from Extraordinary Loss to Loss on Early Extinguishment of Debt to conform to the new guidance. These losses represented the impact of early extinguishment of nonrecourse debt in order to secure more favorable financing terms. The Company recorded extraordinary losses related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania, Autumn Ridge and Cambridge Towers, residential properties located in Sterling Heights, Michigan and Detroit, Michigan, and Mount Vernon Square, a residential property located in Alexandria, Virginia.
The following table summarizes early extinguishment of debt related to discontinued operations.

		Years Ended January 31,

		2005	2004	2003

		(In thousands)
Regency Towers	Jackson, New Jersey	$157	$—	$—
Woodlake	Silver Spring, Maryland	238	—	—
Trellis at Lee’s Mill	Newport News,Virginia	624	—	—
Bridgewater	Hampton, Virginia	1,557	—	—
Laurels	Justice, Illinois	—	145	—
Vineyards	Broadview Heights, Ohio	—	45	—

Total		$2,576	$190	$—

      Provision for Decline in Real Estate – During the years ended January 31, 2005, 2004 and 2003, we recorded a provision for decline in real estate of $-0-, $2,134,000 and $8,221,000. The provision represents the adjustment to fair market value of land held by the Residential and Commercial Groups.
      Depreciation and Amortization – Depreciation and amortization increased $54,988,000 in 2004 compared to 2003 and $14,677,000 in 2003 compared to 2002. Depreciation and amortization increased in 2004 due to the consolidation of several entities as the result of FIN No. 46 (R) (See New Accounting Standards-FIN No. 46 (R) section of the MD&A). Depreciation and amortization increased for both years primarily as a result of acquisitions made and the opening of new properties offset by property dispositions and properties classified as discontinued operations.

      Discontinued Operations — Pursuant to the definition of a component of an entity in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the years ended January 31, 2005, 2004 and 2003. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
      Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s share of gains on equity method investments sold for the years ended January 31, 2005, 2004 and 2003, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings.

		Years Ended January 31,

		2005	2004	2003

		(in thousands)
Gains (Loss) on Dispositions of Equity Method Investments
Chapel Hill Mall	Akron, Ohio	$27,943	$—	$—
Chapel Hill Suburban	Akron, Ohio	915	—	—
Manhattan Town Center Mall	Manhattan, Kansas	3,138	—	—
Waterford Village	Indianapolis, Indiana	—	(3,573)	—

Total		$31,996	$(3,573)	$—

      The following table summarizes rental properties included in discontinued operations.

		Square Feet/	Quarter/	Year Ended	Year Ended	Year Ended
Property	Location	Number of Units	Year Sold	1/31/2005	1/31/2004	1/31/2003

Commercial Group:
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	Yes	Yes	Yes
Pavilion	San Jose, California	250,000 square feet	Q-3 2004	Yes	Yes	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	Yes	Yes	Yes
Courtland Center	Flint, Michigan	458,000 square feet	Q-4 2002	—	—	Yes
Bay Street	Staten Island, New York	16,000 square feet	Q-4 2002	—	—	Yes

Residential Group:
Arboretum Place	Newport News, Virginia	184 units	Q-4 2004	Yes	Yes	—	(1)
Bridgewater	Hampton, Virginia	216 units	Q-4 2004	Yes	Yes	—	(1)
Colony Woods	Bellevue, Washington	396 units	Q-4 2004	Yes	Yes	Yes
Silver Hill	Newport News, Virginia	153 units	Q-4 2004	Yes	Yes	—	(1)
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q-4 2004	Yes	Yes	—	(1)
Regency Towers	Jackson, New Jersey	372 units	Q-3 2004	Yes	Yes	Yes
Woodlake	Silver Spring, Maryland	534 units	Q-1 2004	Yes	Yes	Yes
Laurels	Justice, Illinois	520 units	Q-3 2003	—	Yes	Yes
Vineyards	Broadview Heights, Ohio	336 units	Q-3 2003	—	Yes	Yes
Trowbridge	Southfield, Michigan	305 units	Q-1 2003	—	Yes	Yes

(1)	The partnership agreements related to these properties were amended during the year ended January 31, 2004, and as a result these properties switched from the equity method of accounting to full consolidation. Therefore, there is no impact on discontinued operations prior to the fourth quarter of fiscal year 2003.
     In addition, our Lumber Group strategic business unit (formerly presented as Lumber Trading Group segment) was included in discontinued operations for the years ended January 31, 2005, 2004 and 2003. Lumber Group is a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the new construction industry and to home remodelers.
      Substantially all of the assets of the Lumber Group were sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable from the buyer, the remaining purchase price and interest accrued at 6.0% will be paid over the next five years. In the year ended January 31, 2005, we reported a gain on disposition of this segment of approximately $20,920,000 ($11,501,000, net of tax) net of $1,093,000 loss related to the sale of Babin. We have deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain, if any, will be recognized over the next five years as the note receivable is collected.

      Summarized financial information for Lumber Group’s assets and liabilities that have been classified as held for sale in the Consolidated Balance Sheet were as follows:

January 31,
2004

(in thousands)
Assets
Real estate	$3,769
Notes and accounts receivable(1)	206,634
Allowance for doubtful accounts	(1,127)
Inventories	46,140
Other assets	992

Total Assets	$256,408

Liabilities
Notes payable(2)	$66,081
Accounts payable and accrued expenses	176,801

Total Liabilities	$242,882

(1)	The weighted average interest rate at January 31, 2004 was 8.53%.

(2)	The weighted average interest rate at January 31, 2004 was 3.17%.
     Notes payable at January 31, 2004 reflected borrowings on the Lumber Group’s three year revolving line of credit with a borrowing capacity of $120,000,000 (with an ability to expand to $180,000,000), which became effective on October 23, 2003. The bank line of credit allowed for outstanding letters of credit in the amount of the difference between the collateral balance available or the line limit (whichever is less) less the outstanding loan balance, with a maximum limit of $10,000,000. At January 31, 2004, $3,484,000 letters of credit were outstanding.
      Borrowings under the current bank line of credit were collateralized by all the assets of the Lumber Group, bear interest at the lender’s prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 1.75% to 2.25% and have a fee of 0.25% to 0.50% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee were based on an average quarterly borrowing base availability. Terms of the previous bank line of credit were similar to those described under the current line of credit. The revolving line of credit would have expired on October 23, 2006.
      To protect against risks associated with the variable interest rates on current and future borrowings on the revolving line of credit, the Lumber Group entered into an interest rate swap on October 29, 2003 with a notional amount of $20,000,000. The swap fixed the LIBOR interest rate at 1.65% and was effective through January 31, 2005.
      We have no further obligation relating to the Lumber Group’s obligations at January 31, 2005.
      Gain on Disposition of Rental Properties and Lumber Group – The following table summarizes the gain on disposition of Rental Properties and Lumber Group by year.

		Years Ended January 31,

		2005	2004	2003

		(in thousands)
Discontinued Operations
Lumber Group(1)	Portland, Oregon	$20,920	$—	$—
Regency Towers(2)	Jackson, New Jersey	25,390	—	—
Woodlake(2)	Silver Spring, Maryland	19,499	—	—
Bridgewater	Hampton, Virginia	7,161	—	—
Pavilion	San Jose, California	4,222	—	—
Trellis at Lee’s Mill	Newport News, Virginia	3,444	—	—
Hunting Park	Philadelphia, Pennsylvania	2,176	—	—
Arboretum	Newport News, Virginia	2,047	—	—
Flatbush Avenue	Brooklyn, New York	2,060	—	—
Colony Woods(2)	Bellevue, Washington	5,193	—	—
Silver Hill	Newport News, Virginia	133	—	—
Laurels(2)	Justice, Illinois	—	4,249	—
Vineyards(2)	Broadview Heights, Ohio	—	2,109	—
Trowbridge	Southfield, Michigan	—	538	—
Courtland Center	Flint, Michigan	—	—	7,087
Bay Street	Staten Island, New York	—	—	125
Other		—	(127)	(243)

Total		$92,245	$6,769	$6,969

(1)	Net of $1,093 loss on disposition of Babin Building Centers, Inc.

(2)	Sold in a tax-deferred exchange. The proceeds are reinvested through a qualified intermediary in replacement assets under Section 1031 of the Internal Revenue Code.

     The operating results related to assets sold and held for sale were as follows:

	Year Ended January 31, 2005			Year Ended January 31, 2004

	Lumber	Rental		Lumber	Rental
	Group	Properties	Total	Group	Properties	Total

	(in thousands)			(in thousands)
Revenues	$111,516	$18,757	$130,273	$123,238	$33,449	$156,687
Expenses
Operating expenses	97,235	8,641	105,876	110,139	15,869	126,008
Interest expense	3,633	5,586	9,219	3,302	9,701	13,003
Loss on early extinguishment of debt	—	2,576	2,576	—	190	190
Provision for decline in real estate	—	—	—	—	1,104	1,104
Depreciation and amortization	1,272	2,917	4,189	1,891	5,093	6,984

	102,140	19,720	121,860	115,332	31,957	147,289

Interest income	14	240	254	11	106	117
Gain on disposition of rental properties and Lumber Group	20,920	71,325	92,245	—	6,769	6,769

Earnings before income taxes	30,310	70,602	100,912	7,917	8,367	16,284

Income tax expense
Current	9,703	5,469	15,172	3,798	2,433	6,231
Deferred	4,561	20,933	25,494	418	506	924

	14,264	26,402	40,666	4,216	2,939	7,155

Earnings before minority interest	16,046	44,200	60,246	3,701	5,428	9,129

Minority interest	—	3,835	3,835	—	294	294

Net earnings from discontinued operations	$16,046	$40,365	$56,411	$3,701	$5,134	$8,835

	Year Ended January 31, 2003

	Lumber	Rental
	Group	Properties	Total

	(in thousands)
Revenues	$97,051	$45,662	$142,713
Expenses
Operating expenses	91,121	22,673	113,794
Interest expense	2,655	11,070	13,725
Depreciation and amortization	2,153	8,209	10,362

	95,929	41,952	137,881

Interest income	9	38	47
Gain on disposition of rental properties	—	6,969	6,969

Earnings before income taxes	1,131	10,717	11,848

Income tax expense (benefit)
Current	1,165	1,832	2,997
Deferred	(208)	1,618	1,410

	957	3,450	4,407

Earnings before minority interest	174	7,267	7,441

Minority interest	—	106	106

Net earnings from discontinued operations	$174	$7,161	$7,335

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
Senior and Subordinated Debt
Senior Notes
      Along with our wholly-owned subsidiaries Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at January 31, 2005.
      On January 25, 2005, we issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under our shelf registration statement. The proceeds (net of approximately $4,300,000 of offering costs) from this offering were used to repay the outstanding balance under our revolving line of credit (see below) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by us, at any time on or after February 1, 2010 at redemption prices beginning at 103.250% for the year beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if we complete one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
      On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering under our shelf registration statement. The proceeds from this offering (net of $3,808,000 of offering costs) were used to repay the outstanding term loan balance of $56,250,000 under the long-term credit facility (see below) and for general working capital purposes. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.
      On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under our shelf registration statement. The proceeds from this offering (net of $8,151,000 of offering costs) were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%, or $208,500,000. The remaining proceeds were used to repay the balance outstanding under our revolving line of credit and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us, at any time on or after June 1, 2008 at a redemption price beginning at 103.813% for the year beginning June 1, 2008 and systematically reduced to 100% in years thereafter. However, if we complete one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.
      Our senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of our subsidiaries to the extent of the value of the collateral securing such other debt, including our long-term credit facility. The indenture governing our senior notes contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

Subordinated Debt
      In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. We evaluated the transfer pursuant to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and have determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the book value (which approximates amortized costs) of the bonds was recorded as a secured borrowing with liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheet. We do not participate in and therefore do not report any net cash flows related to this borrowing.
      In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear interest at 8.25% and are due September 15, 2010. Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the long-term credit facility.
      The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Interest incurred	$31,749	$24,118	$18,683
Interest paid	$29,905	$26,822	$18,683
Financing Arrangements
      Secured Borrowings – In 2001, Stapleton Land, purchased $75,000,000 in Tax Increment Financing (“TIF”) bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds which began in August 2004 and had a call option on the TIF bonds beginning in August 2003 (see below). In the event the Bonds were not removed from the Trust, we had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees, and credit enhancement fees (the “Retained Interest”).
      We assessed our transfer of the Bonds to Lehman at inception and determined that it qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140 because we did not maintain control over the Trust, and the Bonds were legally isolated from our creditors. At inception, the Retained Interest had no determinable fair value as the cash flows were not practical to estimate because of the uncertain nature of the tax base still under development. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Bonds to Lehman. As a result, the Retained Interest was recorded at zero with all future income to be recorded under the cost recovery method. We separately assessed the obligation to redeem the Bonds from the Trust pursuant to the provisions of SFAS No. 140 and concluded the liability was not material. The original principal outstanding under the securitization structure described above was $145,000,000, which was not recorded on the Consolidated Balance Sheets.
      We reassessed the fair value and adjusted the amount of the Retained Interest through other comprehensive income (“OCI”) on a quarterly basis. We measured our Retained Interest in the Trust at its estimated fair value based on the present value of the expected future cash flows, which were determined based on the expected future cash flows from the underlying Bonds and from expected changes in the rates paid to the certificate holders discounted at market yield, which considered the related risk. The difference between the amortized cost of the Retained Interest (approximately zero) and the fair value was recorded, net of the related tax and minority interest, in shareholders’ equity as a change in accumulated OCI. The quarterly fair value calculations were determined based on the application of the following key assumptions determined at the time of transfer:

•	Estimated weighted average life in years, which was approximately two years, and
•	Residual cash flows discount rate, which was 6.50%.
      We recorded the fair value, net of tax and minority interest, of the Retained Interest in other assets in the Consolidated Balance Sheets. The fair value of the Retained Interest at January 31, 2005 and 2004 was $-0- and $22,870,000 ($12,442,000, net of tax and minority interest), respectively.

      In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by the Denver Urban Renewal Authority (“DURA”), and the $70,000,000 revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust through a third party purchase. Upon removal of the $70,000,000 revenue bonds from the Trust, the third party deposited the bonds into a special-purpose entity (the “Entity”).
      As the TIF and revenue bonds were successfully removed from the Trust, Stapleton Land recognized $25,262,000 ($13,745,000 net of tax and minority interest) of interest income for the year ended January 31, 2005 in the Consolidated Statements of Earnings upon receipt of the Retained Interest. Of this amount, the fair value of $22,870,000 ($12,442,000 net of tax and minority interest) was recognized in OCI in previous fiscal years and deferred until August 2004 under the cost recovery method of revenue recognition. The remaining amount of $2,392,000 ($1,300,000 net of tax and minority interest) was earned and recognized during the year ended January 31, 2005. Stapleton Land does not expect to receive or pay any additional amounts related to the Retained Interest.
      Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATS”) which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. A consolidated affiliate of ours acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, we contributed additional net collateral of $2,094,000. We have consolidated the secured borrowing because of our obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATS, which mature in July 2005, was reported as nonrecourse mortgage debt, the revenue bonds were reported as other assets and the collateral was reported as restricted cash in the Consolidated Balance Sheet at January 31, 2005. As of January 31, 2005, the consolidated affiliate was exposed to losses to the extent there is a decrease in the value of the revenue bonds. For the year ended January 31, 2005, we recorded approximately $1,919,000 ($1,044,000 net of tax and minority interest) of interest income related to this secured borrowing in the Consolidated Statement of Earnings. Of this amount approximately $1,799,000 is interest income on the RITES and $120,000 is interest income on the collateral.
      Other Financing Arrangements – In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the Bond Market Association index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”).
      We have concluded that the trust described above is considered a qualified special purpose entity (“QSPE”) pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN No. 46 (R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The purchase obligation and the Fee have been accounted for as a derivative with changes in fair value recorded through earnings.
      The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of the purchase obligation and the Fee at January 31, 2005 is approximately $813,000 ($442,000 net of tax and minority interest). We have reported the Fee as interest income in the Consolidated Statement of Earnings and the fair value as other assets in the Consolidated Balance Sheet for the year ended January 31, 2005.
      Also in May 2004, Stapleton Land entered into a total rate of return swap (“TRS”) and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land pays a rate of 2.85% and receives BMA. Stapleton Land does not hold the underlying borrowings on the TRS.
Long-Term Credit Facility
      On March 22, 2004, we increased the availability under our long-term credit facility to $450,000,000. The credit facility now includes a $450,000,000 revolving line of credit (with no term loan) that will mature in March 2007. The revolving line of credit allows up to a combined amount of $50,000,000 in outstanding letters of credit or surety bonds ($41,678,000 and $33,939,000 in letters of credit and $-0- in surety bonds outstanding at January 31, 2005 and 2004, respectively) and has terms comparable to the previous credit facility. The previous facility, which became effective on March 5, 2002, included a $100,000,000 term loan and a $250,000,000 revolving line of credit.
      The long-term credit facility provides, among other things, for: 1) at our election, interest rates of 2.125% over LIBOR or 1/2% over the prime rate (the last $50,000,000 of borrowings under the revolving loans bears interest at 2.75% over LIBOR or 3/4% over the prime rate); 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases. At January 31, 2005, retained earnings of

$5,401,269 were available for payment of dividends. On March 22, 2005, the anniversary date of the long-term credit facility, this amount resets to the $30,000,000 limitation.
      There was no balance outstanding at January 31, 2005 or 2004 related to the revolving line of credit. The outstanding balance under the long-term credit facility term loan at January 31, 2004 was $56,250,000.
      Interest incurred and paid on the long-term credit facility was as follows:

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Interest incurred	$4,906	$4,645	$7,033
Interest paid	$5,164	$4,386	$6,430
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
      We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2005 and 2006. During the year ended January 31, 2005, we completed the following financings:

Purpose of Financing	Amount

(in thousands)
Refinancing	$757,532
Development projects (commitment)/acquisitions	415,758
Loan extensions/additional fundings	243,356

$1,416,646

Reduction of mortgage debt due to property dispositions	$149,768

      We generally seek long-term, fixed-rate financing for those project loans which mature within the next 12 months, as well as for those projects which are projected to open and achieve stabilized operations. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years.
Interest Rate Exposure
      At January 31, 2005, the composition of nonrecourse mortgage debt was as follows:

			Weighted
	Amount		Average Rate

	(dollars in thousands)
Fixed	$3,299,445		6.62%
Variable
Taxable(1)	640,387		5.13%
Tax-Exempt	743,350		3.00%
UDAG	104,009		1.54%

	$4,787,191	(2)	5.75%

(1)	Taxable variable-rate debt of $640,387 as of January 31, 2005 is protected with LIBOR swaps and caps described below.

(2)	Our implementation of FIN No. 46 (R) as of February 1, 2004, resulted in the full consolidation of 25 VIEs representing 14 properties which were previously accounted for using the equity or cost method of accounting. The change in consolidation method for these properties as a result of FIN No. 46 (R) resulted in an increase in nonrecourse mortgage debt, net of the five properties that were deconsolidated, of approximately $520,000 ($290,000 fixed-rate and $230,000 variable-rate) on our consolidated balance sheet during the first quarter (See New Accounting Standards — FIN No. 46 (R) section).

     On January 31, 2005, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development and land held for development or sale is as follows:

Amount

(in thousands)
Variable
Taxable	$137,274
Tax-Exempt	287,510
Fixed	2,880

Total	$427,664

Commitment from lenders	$629,239

      To mitigate short-term variable interest rate risk, we have purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for our mortgage debt portfolio as follows:

	Caps		Swaps(1)

		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate

	(dollars in thousands)
02/01/05-02/01/06(2)	$545,956	5.48%	$265,592	3.45%
02/01/06-02/01/07(3)	$708,653	5.39%	$304,841	3.68%
02/01/07-02/01/08(3)	$181,193	6.37%	$142,876	4.09%
02/01/08-02/01/09(3)	$73,500	5.00%	$123,057	4.25%

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.

(2)	These LIBOR-based hedges as of February 1, 2005 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2006.

(3)	Subsequent to January 31, 2005, we purchased an additional LIBOR cap with a notional amount of $73,500 at a 5% strike rate for the period of March 1, 2005 through March 15, 2010.
     Outside of lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.05% and has never exceeded 7.90%. As of January 31, 2005, we have $299,125,000 of tax-exempt caps at a weighted average strike rate of 5.90% that have maturities through January 2008. In addition, there is a $35,000,000 tax-exempt interest rate swap at 3.95% that expires March 2006.
      In December 2002, we entered into an interest rate swap agreement with a notional amount of $127,600,000 with the holder of several tax-exempt bonds. Under the terms of the agreement, the holder pays 77.75% of LIBOR and we remit to or receive from the holder the difference between the Bond Market Association (“BMA”) index and 77.75% of LIBOR. This agreement expires in December 2007. Subsequent to January 31, 2005, we decided to terminate this interest rate swap agreement.
      Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of our taxable variable-rate debt by approximately $4,800,000 at January 31, 2005. This increase is net of the protection provided by the interest rate swaps and long-term contracts in place as of January 31, 2005 and contemplates the effects of interest rate floors on $111,302,000 of LIBOR or PRIME-based debt. A portion of our taxable variable-rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally increase in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,100,000 at January 31, 2005.
      From time to time, certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed-rate to a variable-rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed-rate, the TRS require that the Joint Ventures pay a variable-rate, generally equivalent to the BMA rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures of the Company. At January 31, 2005, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $329,440,000. The fair value of such contracts is immaterial at January 31, 2005 and 2004. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.

Cash Flows
      Net cash provided by operating activities was $375,900,000, $148,401,000 and $203,719,000 for the years ended January 31, 2005, 2004 and 2003, respectively. The increase in net cash provided by operating activities in the year ended January 31, 2005 compared to 2004 of $227,499,000 and the decrease in net cash provided by operating activities for the year ended January 31, 2004 compared to 2003 of $55,318,000 are the result of the following:

	Years Ended January 31,

	2005	vs	2004	2004	vs	2003

	(in thousands)
Increase in operating revenue, excluding revenue from land sales	$174,536			$108,389
Decrease (increase) in accounts receivable	51,177			(74,178)
(Decrease) increase in Lumber Group accounts payable for inventories	(37,639)			62,462
Decrease (increase) in Lumber Group inventories	6,662			(7,877)
Other	4,498			(279)

Increase in rents and other revenues received			$199,234			$88,517
Increase (decrease) in interest received			21,492			(4,365)
Increase in cash distributions from unconsolidated entities			48,882			4,575
Increase in proceeds from land sales			26,943			3,829
(Increase) decrease in land development expenditures			(36,270)			14,536
Increase in operating expenses	(74,106)			(78,923)
Increase (decrease) in accounts payable and accrued expenses	68,491			(88,521)
Decrease (increase) in other assets	41,135			(1,301)
(Decrease) increase in land included in completed rental properties and projects under development	(14,336)			19,183
Other	3,136			7,541

Decrease (increase) in operating expenditures			24,320			(142,021)
Increase in interest paid			(57,102)			(20,389)

Increase (decrease) in cash provided by operating activities			$227,499			$(55,318)

      Net cash used in investing activities was $853,999,000, $410,422,000 and $592,745,000 for the years ended January 31, 2005, 2004 and 2003, respectively.
      The net cash used in investing activities consists of the following:

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Capital expenditures*	$(881,065)	$(438,432)	$(552,305)
Net proceeds from disposition of rental properties and other investments
Proceeds from the sale of:
Woodlake, an apartment community in Silver Spring, Maryland	17,497	—	—
Pavilion, an office building in San Jose, California	21,215	—	—
Regency Towers, an apartment complex in Jackson, New Jersey	15,976	—	—
Bridgewater, an apartment complex in Hampton, Virginia	7,112	—	—
Trellis at Lee’s Mill and Arboretum Place, apartment complexes in Newport News, Virginia	8,199	—	—
Flatbush Avenue, a specialty retail center in Brooklyn, New York	12,121	—	—
Proceeds from disposition of the Lumber Group	35,000	—	—
Babin Building Center, Inc., a division of the Lumber Group	1,448	—	—
Release of escrow deposits from prior year sales of Vineyards and Laurels, apartment complexes in Broadview Heights, Ohio and Justice, Illinois	9,024	2,459	—
Proceeds from the sale of Courtland Center, a retail center located in Flint, Michigan and Bay Street, a retail center located in Staten Island, New York	—	—	25,913
Stock Investment	—	54	—
Other	1,617	36	—
Change in investments in and advances to affiliates:
Investment in the Nets, a National Basketball Association franchise	(50,250)	—	—
Advances to partners and investment in sports arena complex, a development project in Brooklyn, New York	(28,365)	—	—
Investment in East River Plaza, an unconsolidated Commercial development project in Manhattan , New York	(22,331)	—	—
Investment in San Francisco Centre, an unconsolidated Commercial development project in San Francisco, California	(25,338)	—	—
Investment in 1100 Wilshire Condominiums, an unconsolidated Residential development project in Los Angeles, California	(9,432)	—	—
Return of investment, primarily due to loan proceeds, in Central Station, an equity method land development project in Chicago, Illinois	14,672	—	—
Investment on behalf of partner in residential development projects	(10,057)	—	—
Investment in Sweetwater Ranch, an equity method land development project in Austin, Texas	(11,369)	—	—
Return of investment primarily due to the disposition of Chapel Hill Mall in Akron, Ohio	13,335	—	—
Primarily refinancing proceeds from Victoria Gardens, a retail center in Rancho Cucamonga, California	17,317	—	—
Refinancing proceeds, net of investments made on behalf of the Company’s partner in Short Pump Town Center, an unconsolidated lifestyle center in Richmond, Virginia	—	38,204	(42,285)
Refinancing and return on investment of Mall at Stonecrest in Atlanta, Georgia	—	17,828	2,164
Various development projects in New York City	9,374	(26,702)	(26,359)
Other	301	(3,869)	127

Subtotal	(102,143)	25,461	(66,353)

Total	$(853,999)	$(410,422)	$(592,745)

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$634,171	$391,554	$394,867
Portion of net proceeds from issuance of senior notes less repayment of term loan	185,680	—	—
Borrowings under the long-term credit facility (see next page)	—	19,000	157,438
Portion of proceeds from disposition of operating properties (see above)	61,214	2,549	—
Portion of cash provided by operating proceeds	—	25,329	—

Total	$881,065	$438,432	$552,305

      Net cash provided by the financing activities was $622,910,000, $247,156,000 and $461,328,000 in the years ended January 31, 2005, 2004 and 2003, respectively.
      Net cash provided by financing activities reflected the following:

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Proceeds from issuance of senior notes	$250,000	$300,000	$—
Payment of senior notes issuance costs	(8,070)	(8,151)	—
Retirement of $200,000,000 senior notes and premium	—	(208,500)	—
Borrowings on long-term credit facility	—	19,000	178,000
Repayment of borrowings under the long-term credit facility	(56,250)	(73,000)	(78,000)
Repayment of term loan	—	(25,000)	(18,750)
Increase in nonrecourse mortgage debt	1,195,138	963,583	779,749
Principal payments on nonrecourse mortgage debt	(592,146)	(572,849)	(373,517)
Net (decrease) increase in notes payable:
Lumber Group revolving credit facility	(17,140)	63,893	(861)
Other	336	9,022	3,415
Repayment of Lumber Trading Group securitization agreement	—	(55,000)	—
(Increase) decrease in restricted cash and offsetting withdrawals for escrow deposits:
Central Station Apartments, a residential development project in Chicago, Illinois	(79,698)	—	—
Stapleton, a mixed-use development project in Denver, Colorado	(12,109)	—	—
100 Landsdowne, a residential development project in Cambridge, Massachusetts	15,400	(45,000)	—
Sterling Glen of Roslyn, an apartment complex in Roslyn, New York	14,426	(59,650)	—
Consolidated-Carolina, an apartment complex in Richmond, Virginia	1,991	9,884	(12,700)
Lenox Club, an apartment complex in Arlington, Virginia	(5,000)	—	—
Other	(3,443)	(6,256)	(4,617)
(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(12,974)	(2,968)	2,552
Payment of deferred financing costs	(24,855)	(33,603)	(10,944)
Proceeds from the exercise of stock options	5,360	3,635	3,137
Payment of dividends	(29,099)	(14,960)	(10,912)
(Decrease) increase in minority interest	(18,957)	(16,924)	4,776

Total	$622,910	$247,156	$461,328

COMMITMENTS AND CONTINGENCIES
      We have adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). We believe the risk of payment under these guarantees as described below is remote and, to date, no payments have been made under these guarantees.
      As of January 31, 2005, we have guaranteed loans totaling $3,200,000, relating to a $1,800,000 bank loan for the Sterling Glen of Rye Brook supported-living Residential Group project in Rye Brook, New York and our $1,400,000 share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in our Consolidated Financial Statements at January 31, 2005, pursuant to the provisions of FIN No. 45. The bank loan guaranty is expected to terminate in early 2005. The bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. We also had outstanding letters of credit of $41,678,000 as of January 31, 2005. The maximum potential amount of future payments on the guaranteed loans and letters of credit we could be required to make are the total amounts noted above.
      As a general partner for certain limited partnerships, we guaranteed the funding of operating deficits of newly-opened apartment projects for an average of five years. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in our Consolidated Financial Statements at January 31, 2005, pursuant to the provisions of FIN No. 45. At January 31, 2005, the maximum potential amount of future payments on these operating deficit guarantees we could be required to make was approximately $8,870,000. We would seek to recover any amounts paid through refinancing or sales proceeds of the apartment project. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive, or the loss of allocated tax credits and tax losses. At January 31, 2005, the maximum potential payment under these tax indemnity guarantees was approximately $63,610,000. We believe that all necessary requirements for qualifications for such tax credits have been and will be met and that our investment partners will be able to receive expense allocations associated with the properties. We have obtained legal opinions from nationally recognized law firms supporting the validity of the tax credits. We do not expect to make any payments under these guarantees.

      Our mortgage loans are all non-recourse, however in some cases lenders carve-out certain items from the non-recourse provisions. These carve-out items enable the lenders to seek recourse if we or the joint venture commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. We have also provided certain environmental guarantees. Under these environmental remediation guarantees, we must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, we believe any liability would not exceed our partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2005, the outstanding balance of the partners’ share of these loans was approximately $390,170,000. We believe the risk of payment on the carve-out guarantees is mitigated in most cases by the fact we manage the property, and in the event our partner did violate one of the carve-out items, we would seek recovery from our partner for any payments we would make. Additionally, we further mitigate our exposure through environmental insurance and insurance coverage for items such as fraud.
      We customarily guarantee lien-free completion of projects under construction. Upon completion, the guarantees are released. At January 31, 2005, we have guaranteed completion of construction of development projects with a total cost of $2,853,057,000, which are approximately 43.4% complete in the aggregate. The projects have total loan commitments of $2,328,029,000, of which approximately $1,172,681,000 was outstanding at January 31, 2005. Our subsidiaries have been successful in consistently delivering lien-free completion of construction projects, without calling our guarantees of completion.
      We are also involved in certain claims and litigation related to our operations. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows.
      On August 16, 2004, we purchased an ownership interest in the NBA franchise known as the Nets that will be reported on the equity method of accounting. Although the Company has legal ownership interest of approximately 15% in the Nets, the Company currently recognized approximately 38% of the net loss for 2004 because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the value of the Nets. In connection with the purchase of the franchise, we have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. Our indemnity is limited to $100,000,000 and is effective as long as we own an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. We have insurance coverage of approximately $100,000,000 in connection with such indemnity. We evaluated the indemnity guarantee in accordance with FIN No. 45 and determined that the fair value for our liability for our obligations under the guarantee was not material.
      Certain of our ground leases include provisions requiring us to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003, and therefore, have not been recorded in our Consolidated Financial Statements at January 31, 2005 in accordance with FIN No. 45. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered. We mitigate our exposure to loss related to these indemnities through insurance coverage.
      We are party to an easement agreement under which we have agreed to indemnify a third party for any claims or damages arising from the use of the easement area of one of our development projects. We have also entered into an environmental indemnity at one of our development projects whereby we agree to indemnify a third party for the cost of remediating any environmental condition. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered or actual remediation costs incurred. We mitigate our exposure to loss related to the easement agreement and environmental indemnity through insurance coverage.
      Stapleton Land has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.
      In addition, the Nets are a party to an arbitration challenging an insurance company’s denial of temporary total disability benefits on one of its former players. The maximum amount of our share of this claim approximates $8,000,000. This claim is being vigorously defended, and it is not possible to predict the ultimate outcome of this dispute at this time.

CONTRACTUAL OBLIGATIONS
      As of January 31, 2005, we were subject to certain contractual payment obligations as described in the table below.

	Payments Due by Period
	January 31,

	Total	2006	2007	2008	2009	Thereafter

	(in thousands)
Long-Term Debt:
Non-recourse mortgage debt(3)	$4,787,191	$517,985	$818,847	$388,352	$270,366	$2,791,641
Senior and subordinated debt(3)	599,400	—	—	—	—	599,400
Notes payable	93,432	16,628	11,226	777	6,225	58,576
Share of non-recourse mortgage debt of unconsolidated investments	892,967	95,639	101,462	131,773	102,103	461,990
Share of notes payable of unconsolidated investments	51,706	46,230	—	—	—	5,476
Operating leases	1,060,527	17,307	17,133	16,701	16,543	992,843
Share of leases of unconsolidated investments	42,794	1,016	992	977	957	38,852
Accounts payable and accrued expenses	554,449	508,621	2,788	2,688	2,688	37,664
Construction contracts	850,067	500,162	144,018	122,369	83,518	—
The Nets contracts(1)	293,851	60,848	59,855	60,106	53,301	59,741
Other(2)	46,592	10,720	4,853	7,387	2,106	21,526

Total Contractual Obligations	$9,272,976	$1,775,156	$1,161,174	$731,130	$537,807	$5,067,709

(1)	These amounts primarily represent obligations at 100% to be paid under various player and executive contracts. The timing of these obligations can be accelerated or deferred due to player retirements, trades and renegotiation.
(2)	These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security, phone service, etc. In addition, we have other service contacts that we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at January 31, 2005.
(3)	Interest payments are not included due to the amount of variable rated debt. Refer to Item 7A — Quantitative and Qualitative Disclosures About Market Risk.
LEGAL PROCEEDINGS
      We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our financial statements.
SHELF REGISTRATION
      Along with our wholly-owned subsidiaries Trust I and Trust II, we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide Forest City flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering under our shelf registration statement. On January 25, 2005, we issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under our shelf registration statement. Currently, we have $292,180,000 available under our shelf registration.
DIVIDENDS
      We pay regular quarterly cash dividends on shares of Class A and Class B common stock. The first, second, third and fourth 2004 quarterly dividends of $.09, $.10, $.10 and $.10, respectively, per share on shares of both Class A and Class B common stock were paid June 15, 2004, September 15, 2004, December 15, 2004 and March 15, 2005, respectively.
      On December 9, 2004, the Board of Directors approved a special one-time dividend of $.20 per share in recognition of the sale of an entire strategic business unit, Forest City Trading Group, Inc., a lumber wholesaler. The special dividend enables shareholders to benefit directly from the incremental liquidity realized from the sale, which is the final step in refocusing Forest City’s business solely on real estate development. The special dividend on the outstanding share of both Class A and Class B Common Stock was paid on January 18, 2005.
      The first 2005 quarterly dividend of $.10 per share on Class A and Class B common stock was declared on March 24, 2005 and will be paid on June 15, 2005 to shareholders of record at the close of business on June 1, 2005. Because this dividend was declared after January 31, 2005, it is not reflected in the accompanying consolidated financial statements.

NEW ACCOUNTING STANDARDS
FIN No. 46 (R) – In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” was issued. In December 2003, the FASB published a revision of the interpretation (“FIN No. 46 (R)”) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in a VIE consolidates the entity if the company’s interest is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN No. 46 (R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders.
      We implemented FIN No. 46 (R) on February 1, 2004. Previously, we adopted the consolidation requirements for VIEs created after January 31, 2003, and the disclosure provisions of the interpretation that were effective upon issuance. As a result, we determined that we are the primary beneficiary of 25 previously unconsolidated VIEs representing 14 properties (19 VIEs representing eight properties in Residential Group, five VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). Of these 25 VIEs, 14 VIEs representing 13 properties (nine VIEs representing eight properties in Residential Group, four VIEs/properties in Commercial Group, and one VIE/property in Land Development Group) that were previously accounted for using the equity method of accounting have been fully consolidated. The remaining 11 VIEs representing one property (ten VIEs in Residential Group and one VIE/property in Commercial Group) that were previously accounted for using the cost method of accounting have also been fully consolidated.
      In addition, five properties in the Residential Group, which were determined to be VIEs, have been deconsolidated because we are not considered the primary beneficiary of these properties. Although we are an equity investor in these properties, we lack certain decision-making authority. Specifically, these properties are part of government sponsored housing programs that are administered by the U.S. Department of Housing and Urban Development (“HUD”). We determined through a review of the contractual agreements for these government sponsored programs that the decision-making rights of HUD, a non-equity investor, are restrictive rights that have a significant impact on these five properties. We determined that HUD is the primary beneficiary of these VIEs because it is most closely associated with the VIEs. The VIEs’ activities include providing affordable housing for those individuals that qualify as low-income individuals which is also HUD’s primary goal, mission, or purpose. Consistent with the provisions FIN No. 46 (R), we do not consider the activities of these VIEs significant as they only have a de minimus effect on all the principal captions in the Consolidated Balance Sheet.
      We recorded a charge of $18,628,000 ($11,261,000 net of tax) for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R), which resulted in a reduction of net earnings. This charge consisted primarily of our share of accumulated depreciation and amortization expense of the newly-consolidated VIEs that were previously accounted for on the cost method.
      Upon implementation of FIN No. 46 (R) on February 1, 2004, we determined that we hold variable interests in 39 other VIEs representing 39 properties (38 in Residential Group and one in Land Development Group) for which we are not the primary beneficiary. Of the 38 Residential entities, including the five that were previously consolidated have been subsequently deconsolidated as disclosed above in accordance with the provisions of FIN No. 46 (R). We are involved with these unconsolidated VIEs as an equity holder, lender, management agent, or through other contractual relationships. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs was limited to our recorded investments in those VIEs totaling approximately $25,000,000 at February 1, 2004, which are recorded as investments in and advances to affiliates. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R).
      As of January 31, 2005, we determined that we are the primary beneficiary of 29 VIEs representing 18 properties (21 VIEs representing 10 properties in Residential Group, seven VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). As of January 31, 2005, we held variable interests in 40 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $89,739,000 at January 31, 2005, which is recorded as investments in and advances to affiliates. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living apartments and land development.
      The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which we are the primary beneficiary (net of the five deconsolidated properties) are as follows:

	January 31, 2005	February 1, 2004

	(in thousands)
Total Assets	$877,000	$555,000
Nonrecourse Mortgage Debt	$756,000	$520,000
Total Liabilities (including nonrecourse mortgage debt)	$813,000	$540,000
Minority Interest	$64,000	$15,000
      In addition to the VIEs described above, we have also determined that we are the primary beneficiary of two VIEs which hold secured borrowings of $70,000,000 and $29,000,000 (Senior and Subordinated Debt) as of January 31, 2005.

      Other New Accounting Standards – In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment” (“SFAS No. 123 (R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. We will adopt SFAS No. 123 (R) on February 1, 2005 using the modified prospective transition method, requiring compensation cost to be recorded for the outstanding unvested awards, based on the grant-date fair value of those awards calculated using Black-Scholes option pricing model. Based on unvested stock options outstanding at January 31, 2005, the effect of adopting SFAS No. 123 (R), is estimated to reduce our net earnings by approximately $2,000,000 for the year ending January 31, 2006. We have determined that we will continue with the Black-Scholes fair-value method and that we will adopt FAS No. 123 (R) using the modified prospective method.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-Monetary Assets-Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 “Accounting for Non-Monetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application of SFAS No. 153 is permitted. The provisions of this statement shall be applied prospectively. We do not expect the adoption of SFAS No. 153 to have a material effect on our financial position, results of operations or cash flows.
      In November 2004, the FASB issued EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (“EITF No. 03-13”). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. The adoption of EITF No. 03-13 did not have a material impact on our financial position, results of operations or cash flows.
SUBSEQUENT EVENTS
      On February 11, 2005, we sold Showcase specialty retail center, as well as the ground lease and expansion rights to Showcase located in Las Vegas, Nevada. The property was accounted for under the equity method of accounting. Our gain on disposition as a result of the sale is estimated to be approximately $19,000,000 (approximately $11,500,000 net of tax).
      On March 21, 2005, we sold our 50 percent equity method investment in Colony Place apartment community. Colony Place is a 300-unit garden apartment community located in Fort Meyers, Florida and was acquired in 2003. The $31.3 million transaction was structured as a tax-deferred exchange. It will result in an after-tax gain, at our ownership percentage, of approximately $3.4 million.
      We were selected by Pfizer to acquire and redevelop its current campus in Skokie, Illinois. The site, which we purchased for $43,000,000 contains approximately 1,000,000 square feet of existing space on 22 acres with potential to expand.
      In March 2005, our bank group committed to amend our long-term credit facility. The amendment extends the maturity by one year to March 2008, lowers our borrowing rate to 1.95% over LIBOR or 1/2% over the prime rate, eliminates the higher rate tier on the last $50,000,000 of borrowings, and contains an accordion provision which allows us to increase the availability under the revolving line of credit by $100,000,000 in the next 24 months. The amendment also increases the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 and adds a swing line availability of $40,000,000 for up to three business days.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed on pages 5 - 12 of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, the level and volatility of interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, risks associated with an investment in a professional sports franchise, the rate revenue increases versus the rate of expense increases, as well as other risks listed from time to time in the Company’s reports filed with the SEC. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our primary market risk exposure is interest rate risk. At January 31, 2005, we had $1,383,737,000 of variable-rate debt outstanding. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate non-recourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
      To mitigate short-term variable interest rate risk, we have purchased London Interbank Offered Rate (“LIBOR”) interest rate caps and swaps as follows.

	Caps		Swaps(1)

		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate

	(dollars in thousands)
02/01/05-02/01/06(2)	$545,956	5.48%	$265,592	3.45%
02/01/06-02/01/07(3)	708,653	5.39%	304,841	3.68%
02/01/07-02/01/08(3)	181,193	6.37%	142,876	4.09%
02/01/08-02/01/09(3)	73,500	5.00%	123,057	4.25%

(1)	Swaps include long-term LIBOR contracts that have an initial maturity greater than six months.

(2)	These LIBOR-based hedges as of February 1, 2005 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2006.

(3)	Subsequent to January 31, 2005, we purchased an additional LIBOR cap with a notional amount of $73,500 at a 5% strike rate for the period of March 1, 2005 through March 15, 2010.
     Outside of lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.05% and has never exceeded 7.90%. As of January 31, 2005, we have $299,125,000 of tax-exempt caps at a weighted average strike rate of 5.90% that have maturities through January 2008. In addition, we have a $35,000,000 tax-exempt interest rate swap at 3.95% that matures March 2006.
      In December 2002, we entered into an interest rate swap agreement with a notional amount of $127,600,000 with the holder of several tax-exempt bonds. Under the terms of the agreement, the holder pays 77.75% of LIBOR and we remit or receive from the holder the difference between the BMA index and 77.75% of LIBOR. This agreement expires in December 2007. Subsequent to January 31, 2005, we decided to terminate this interest rate swap agreement.
      We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at January 31, 2005 was $4,002,854,000 compared to an estimated fair value of $4,101,197,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,354,925,000 at January 31, 2005.
      We estimate the fair value of our hedging instruments based on interest rate market pricing models. At January 31, 2005 and 2004, LIBOR interest rate caps were reported at their fair value of approximately $1,405,000 and $2,528,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at January 31, 2005 and 2004 is a liability of approximately $1,394,000 and $9,491,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
      The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk (continued)
January 31, 2005

	Expected Maturity Date

	Year Ended January 31,						Total	Fair Market
Long-Term							Outstanding	Value
Debt	2006	2007	2008	2009	2010	Thereafter	1/31/05	1/31/05

	(in thousands)
Fixed:
Fixed-rate debt	$142,486	$485,747	$160,957	$217,394	$252,615	$2,040,246	$3,299,445	$3,411,543
Weighted average interest rate	7.08%	6.66%	6.82%	7.19%	7.10%	6.44%	6.62%
UDAG	28,860	8,169	589	581	573	65,237	104,009	66,001
Weighted average interest rate	1.46%	0.09%	2.16%	2.06%	1.96%	1.74%	1.54%
Senior & subordinated debt (1)	—	—	—	—	—	599,400	599,400	623,653
Weighted average interest rate						7.34%	7.34%

Total Fixed-Rate Debt	171,346	493,916	161,546	217,975	253,188	2,704,883	4,002,854	4,101,197

Variable:
Variable-rate debt	164,584	273,931	99,136	36,391	2,097	64,248	640,387	640,387
Weighted average interest rate							5.13%
Tax-exempt	182,055	51,000	127,670	16,000	—	366,625	743,350	743,350
Weighted average interest rate							3.00%
Credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate							—%

Total Variable- Rate Debt	346,639	324,931	226,806	52,391	2,097	430,873	1,383,737	1,383,737

Total Long Term Debt	$517,985	$818,847	$388,352	$270,366	$255,285	$3,135,756	$5,386,591	$5,484,934

(1)	Represents recourse debt.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk (continued)
January 31, 2004

	Expected Maturity Date

	Year Ending January 31,						Total	Fair Market
Long-Term							Outstanding	Value
Debt	2005	2006	2007	2008	2009	Thereafter	1/31/04	1/31/04

	(in thousands)
Fixed:
Fixed-rate debt	$72,851	$139,041	$432,608	$129,704	$236,206	$1,469,813	$2,480,223	$2,537,636
Weighted average interest rate	7.08%	7.19%	6.52%	7.18%	7.23%	6.91%	6.91%
UDAG	377	10,929	8,133	588	608	55,023	75,658	51,793
Weighted average interest rate	0.17%	3.87%	0.05%	1.39%	1.40%	1.98%	2.03%
Senior & subordinated debt (1)(2)	—	—	—	—	—	349,400	349,400	371,370
Weighted average interest rate						7.60%	7.60%

Total Fixed-Rate Debt	73,228	149,970	440,741	130,292	236,814	1,874,236	2,905,281	2,960,799

Variable:
Variable-rate debt	211,623	126,098	233,715	24,886	29,349	131,735	757,406	757,406
Weighted average interest rate							4.18%
Tax-exempt	52,340	21,000	45,000	—	—	202,550	320,890	320,890
Weighted average interest rate							1.95%
Credit facility (1)(2)(3)	56,250	—	—	—	—	—	56,250	56,250
Weighted average interest rate							3.91%

Total Variable- Rate Debt	320,213	147,098	278,715	24,886	29,349	334,285	1,134,546	1,134,546

Total Long Term Debt	$393,441	$297,068	$719,456	$155,178	$266,163	$2,208,521	$4,039,827	$4,095,345

(1)	Represents recourse debt.

(2)	The term loan balance was repaid in full with the proceeds from a $100,000, 30-year, 7.375% senior note offering in February 2004.

(3)	A new $450,000 credit facility was established on March 22, 2004.

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page

Financial Reports:
Management’s Report	60
Report of Independent Registered Public Accounting Firm	60

Consolidated Financial Statements:
Consolidated Balance Sheets	62
Consolidated Statements of Earnings	63
Consolidated Statements of Comprehensive Income	64
Consolidated Statements of Shareholders’ Equity	64
Consolidated Statements of Cash Flows	65
Notes to Consolidated Financial Statements	68

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	100

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	108
Schedule III – Real Estate and Accumulated Depreciation	109

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
      The Company maintains internal control over financial reporting which provides reasonable assurance in all material respects that the assets are safeguarded and transactions are executed in accordance with management’s authorization and accurately recorded in the Company’s books and records. The concept of reasonable assurance recognizes that limitations exist in internal control over financial reporting based upon the premise that the cost of such controls should not exceed the benefits derived.
      The Audit Committee, composed of three independent members of the Board of Directors who are not employees of the Company, meets regularly with representatives of management, the independent registered public accounting firm and the Company’s internal auditor to monitor the functioning of the accounting and control systems and to review the results of the auditing activities. The Audit Committee engages the independent registered public accounting firm upon ratification by the shareholders. The Committee approves the scope of the audit and the fee arrangements. The independent registered public accounting firm conduct an objective, independent examination of the consolidated financial statements.
      The Audit Committee reviews results of the annual audit with the independent registered public accounting firm. The Audit Committee also meets with the independent registered public accounting firm and the internal auditor without management present to ensure that they have open access to the Audit Committee.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Forest City Enterprises, Inc.
      We have completed an integrated audit of Forest City Enterprises, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of January 31, 2005 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the index appearing in Item 15(a)(1) present fairly, in all material respects, the financial position of Forest City Enterprises, Inc. and its subsidiaries (the “Company”) at January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing in Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Notes A and R to the consolidated financial statements, the Company, on February 1, 2004, adopted FIN No. 46 (R), “Consolidation of Variable Interest Entities – an interpretation of ARB 51,” as interpreted.

Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Cleveland, OH
March 30, 2005

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,

	2005	2004

	(in thousands)
Assets
Real Estate
Completed rental properties	$5,795,057	$4,504,756
Projects under development	634,441	506,985
Land held for development or sale	94,907	70,854

Total Real Estate	6,524,405	5,082,595
Less accumulated depreciation	(874,497)	(715,482)

Real Estate, net	5,649,908	4,367,113

Cash and equivalents	252,302	107,491
Restricted cash	347,267	257,795
Notes and accounts receivable, net	212,868	217,258
Investments in and advances to affiliates	439,424	432,584
Other assets	387,491	285,423
Lumber Group assets – held for sale	—	256,408

Total Assets	$7,289,260	$5,924,072

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$4,787,191	$3,634,177
Notes payable	93,432	86,030
Long-term credit facility	—	56,250
Senior and subordinated debt	599,400	349,400
Accounts payable and accrued expenses	554,449	463,023
Deferred income taxes	354,490	294,925
Lumber Group liabilities – held for sale	—	242,882

Total Liabilities	6,388,962	5,126,687

Minority Interest	95,773	48,474

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock — without par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 37,102,821 and 36,509,836 shares issued, 37,102,821 and 36,270,496 outstanding, respectively	12,368	12,170
Class B, convertible, 36,000,000 shares authorized; 13,248,480 and 13,715,992 shares issued and outstanding, respectively	4,416	4,572

	16,784	16,742
Additional paid-in capital	243,885	235,398
Retained earnings	552,106	496,537

	812,775	748,677

Less treasury stock, at cost; -0- and 239,340 Class A shares, respectively	—	(1,752)
Accumulated other comprehensive (loss) income	(8,250)	1,986

Total Shareholders’ Equity	804,525	748,911

Total Liabilities and Shareholders’ Equity	$7,289,260	$5,924,072

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings

	Years Ended January 31,

	2005	2004	2003

	(in thousands, except per share data)
Revenues from real estate operations	$1,041,851	$848,121	$739,934

Expenses
Operating expenses	608,565	514,934	438,413
Interest expense	248,328	186,152	163,424
Loss on early extinguishment of debt	5,082	10,718	1,653
Provision for decline in real estate	—	2,134	8,221
Depreciation and amortization	176,416	121,428	106,751

	1,038,391	835,366	718,462

Interest income	44,186	22,712	17,860
Equity in earnings of unconsolidated entities	54,392	31,751	38,684
Gain (loss) on disposition of other investments	438	(171)	(295)

Earnings before income taxes	102,476	67,047	77,721

Income tax expense (benefit)
Current	(15,171)	(6,246)	3,016
Deferred	52,497	30,203	26,902

	37,326	23,957	29,918

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	65,150	43,090	47,803
Minority interest	(25,094)	(9,256)	(6,307)

Earnings from continuing operations	40,056	33,834	41,496
Discontinued operations, net of tax and minority interest
Operating earnings from Lumber Group	4,545	3,701	174
Operating earnings from rental properties	(528)	1,237	2,981
Gain on disposition of Lumber Group	11,501	—	—
Gain on disposition of rental properties	40,893	3,897	4,180

	56,411	8,835	7,335

Cumulative effect of change in accounting principle, net of tax	(11,261)	—	—

Net earnings	$85,206	$42,669	$48,831

Basic earnings per common share
Earnings from continuing operations	$0.80	$0.68	$0.84
Earnings from discontinued operations, net of tax and minority interest	1.13	0.18	0.14
Cumulative effect of change in accounting principle, net of tax	(0.23)	—	—

Net earnings	$1.70	$0.86	$0.98

Diluted earnings per common share
Earnings from continuing operations	$0.79	$0.67	$0.83
Earnings from discontinued operations, net of tax and minority interest	1.11	0.17	0.14
Cumulative effect of change in accounting principle, net of tax	(0.23)	—	—

Net earnings	$1.67	$0.84	$0.97

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Net earnings	$85,206	$42,669	$48,831

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investments in securities:
Unrealized (loss) gain on securities, net of minority interest	(435)	687	(563)
Unrealized derivative gains (losses):
Change in unrealized (losses) gains on interest rate contracts, net of minority interest	2,641	(2,421)	1,132
Change in fair value of retained interest (Note A)	(12,442)	4,052	8,390

Other comprehensive (loss) income, net of tax	(10,236)	2,318	8,959

Comprehensive income	$74,970	$44,987	$57,790

Consolidated Statements of Shareholders’ Equity

	Common Stock
									Accumulated
					Additional		Treasury Stock		Other
	Class A		Class B		Paid-In	Retained			Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total

	(in thousands)
Balances at January 31, 2002	35,101	$11,700	15,125	$5,042	$228,263	$432,939	762	$(6,140)	$(9,291)	$662,513
Net earnings						48,831				48,831
Other comprehensive income, net of tax									8,959	8,959
Dividends $ .23 per share						(11,422)				(11,422)
Conversion of Class B to Class A shares	577	192	(577)	(192)						—
Exercise of stock options					1,422		(192)	1,715		3,137
Income tax benefits from stock option exercises					1,430					1,430
Amortization of unearned compensation					914					914

Balances at January 31, 2003	35,678	11,892	14,548	4,850	232,029	470,348	570	(4,425)	(332)	714,362
Net earnings						42,669				42,669
Other comprehensive income, net of tax									2,318	2,318
Dividends $.33 per share						(16,480)				(16,480)
Conversion of Class B to Class A shares	832	278	(832)	(278)						—
Exercise of stock options					1,975		(218)	1,660		3,635
Income tax benefits from stock option exercises					1,212					1,212
Restricted stock issued					(1,013)		(113)	1,013		—
Amortization of unearned compensation					1,195					1,195

Balances at January 31, 2004	36,510	12,170	13,716	4,572	235,398	496,537	239	(1,752)	1,986	748,911
Net earnings						85,206				85,206
Other comprehensive income, net of tax									(10,236)	(10,236)
Dividends $ .59 per share						(29,637)				(29,637)
Conversion of Class B to Class A shares	467	156	(467)	(156)						—
Exercise of stock options	126	42			3,566		(239)	1,752		5,360
Income tax benefits from stock option exercises					4,256					4,256
Amortization of unearned compensation					1,832					1,832
Distribution of accumulated equity to minority partners					(1,167)					(1,167)

Balances at January 31, 2005	37,103	$12,368	13,249	$4,416	$243,885	$552,106	—	$—	$(8,250)	$804,525

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$1,080,806	$881,572	$793,055
Interest received	44,064	22,572	26,937
Cash distributions from operations of unconsolidated entities	74,008	25,126	20,551
Proceeds from land sales	96,219	69,276	65,447
Land development expenditures	(67,329)	(31,059)	(45,595)
Operating expenditures	(602,059)	(626,379)	(484,358)
Interest paid	(249,809)	(192,707)	(172,318)

Net cash provided by operating activities	375,900	148,401	203,719

Cash Flows from Investing Activities
Capital expenditures	(881,065)	(438,432)	(552,305)
Proceeds from disposition of Lumber Group	35,000	—	—
Proceeds from disposition of rental properties and other investments	94,209	2,549	25,913
Change in investments in and advances to real estate affiliates	(102,143)	25,461	(66,353)

Net cash used in investing activities	(853,999)	(410,422)	(592,745)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	250,000	300,000	—
Payment of senior notes issuance costs	(8,070)	(8,151)	—
Retirement of senior notes	—	(208,500)	—
Proceeds from borrowings under the long-term credit facility	—	19,000	178,000
Payments on long-term credit facility	(56,250)	(98,000)	(96,750)
Proceeds from nonrecourse mortgage debt	1,195,138	963,583	779,749
Principal payments on nonrecourse mortgage debt	(592,146)	(572,849)	(373,517)
Proceeds from notes payable	69,777	95,066	26,760
Payments on notes payable	(86,581)	(22,151)	(24,206)
Repayment of Lumber Group securitization agreement	—	(55,000)	—
Change in restricted cash and book overdrafts	(81,407)	(103,990)	(14,765)
Payment of deferred financing costs	(24,855)	(33,603)	(10,944)
Exercise of stock options	5,360	3,635	3,137
Dividends paid to shareholders	(29,099)	(14,960)	(10,912)
(Decrease) increase in minority interest	(18,957)	(16,924)	4,776

Net cash provided by financing activities	622,910	247,156	461,328

Net increase (decrease) in cash and equivalents	144,811	(14,865)	72,302
Cash and equivalents at beginning of year	107,491	122,356	50,054

Cash and equivalents at end of year	$252,302	$107,491	$122,356

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Reconciliation of Net Earnings to Cash Provided by Operating Activities
Net Earnings	$85,206	$42,669	$48,831
Minority interest	25,094	9,256	6,307
Depreciation	144,517	98,767	86,956
Amortization	31,899	22,661	19,795
Equity in earnings of unconsolidated entities	(54,392)	(31,751)	(38,684)
Cash distributions from operations of unconsolidated entities	74,008	25,126	20,551
Deferred income taxes	69,298	32,032	27,533
(Gain) loss on disposition of other investments	(438)	171	295
Provision for decline in real estate	—	2,134	8,221
Loss on early extinguishment of debt	5,082	10,718	1,653
Discontinued operations:
Loss on early extinguishment of debt	2,576	190	—
Provision for decline in real estate	—	1,104	—
Depreciation	3,785	6,349	9,330
Amortization	404	635	1,032
Gain on disposition of rental properties and Lumber Group	(92,245)	(6,769)	(6,969)
Minority interest	3,835	294	106
Cumulative effect of change in accounting principle	18,628	—	—
Decrease in land included in projects under development	5,347	29,202	204
Decrease in land included in completed rental properties	2,590	—	341
(Increase) decrease in land held for development or sale	(11,520)	1,586	(10,843)
(Increase) decrease in notes and accounts receivable	(15,461)	(80,909)	14,585
Decrease (increase) in inventories	861	(7,502)	609
Decrease (increase) in other assets	1,538	(39,143)	(37,841)
Increase in accounts payable and accrued expenses	75,288	31,581	51,707

Net cash provided by operating activities	$375,900	$148,401	$203,719

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
Supplemental Non-Cash Disclosures:
      The schedule below represents the effect of the following non-cash transactions for the years ended January 31:

2005	•	Change in consolidation methods due to FIN No. 46 (R).
Change to full consolidation method of accounting from equity method due to acquisition of partners’ interests in four properties:
Lenox Park, Lenox Club and Pavilion in the Residential Group and Tangerine in the Land Development Group.
Modification of certain provisions of the Company’s arrangement with its partner in the New York operations for certain property partnerships.
Decrease of ownership interest in Victoria Gardens, a retail center in Rancho Cucamonga, California, due to admission of additional partner.
Disposition of the Lumber Group.
Disposition of Regency Towers, Woodlake, Bridgewater, Trellis at Lee’s Mill, Hunting Park, Arboretum, Flatbush Avenue, Colony Woods and Silver Hill.
Dividends declared but not yet paid.

2004	•	Increase in interest in Station Square Freight House, a specialty retail center.
Disposition of interest in Trowbridge, a supported-living community.
Increase in long-term debt and other assets related to the consolidation of a secured borrowing.
Acquisitions of additional interests in ten syndicated residential properties:
Arboretum Place, Bowin, Bridgewater, Drake, Enclave, Grand,
Lakeland, Lofts at 1835 Arch, Silver Hill and Trellis at Lee’s Mill
Acquisition of Grove, an apartment community.
Change to equity method of accounting from full consolidation due to admission of a 50% partner in San Francisco Centre, a retail project under development.
Dividends declared but not yet paid.

2003	•	Dividends declared but not yet paid.

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Operating Activities
Decrease (increase) in notes and accounts receivable	$37,078	$(204)	$—
Increase in land held for development or sale	(12,534)	—	—
Increase in other assets	(136,805)	(45,016)	—
Increase in deferred profit	4,086	—	—
Decrease in deferred taxes	(3,038)	—	—
Increase in accounts payable and accrued expenses	42,748	23,813	510

Total effect on operating activities	$(68,465)	$(21,407)	$510

Investing Activities
Reduction in investments in and advances to real estate affiliates	$44,766	$19,709	$—
Increase in completed rental properties	(559,145)	(227,902)	—

Total effect on investing activities	$(514,379)	$(208,193)	$—

Financing Activities
Increase (decrease) in notes and loans payable	$7,065	$(286)	$—
Increase in long-term debt	—	29,000	—
Increase in nonrecourse mortgage debt	542,363	227,911	—
Increase in restricted cash	(5,661)	—	—
Increase (decrease) in minority interest	39,615	(25,505)	—
Dividends declared but not yet paid	(538)	(1,520)	(510)

Total effect on financing activities	$582,844	$229,600	$(510)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

A.	Summary of Significant Accounting Policies
Nature of Business
      Forest City Enterprises, Inc. (the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate throughout the United States. The Company operates through three strategic business units. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. New York City operations through our partnership with Forest City Ratner Companies are part of the Commercial Group. The Residential Group owns, develops, acquires, and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living facilities. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Company’s Lumber Group (formerly presented as Lumber Trading Group) was sold on November 12, 2004 to its employees and is no longer a strategic business unit or reportable segment. The assets and liabilities of Lumber Group were classified as held for sale on the Consolidated Balance Sheet at January 31, 2004. The operating results of Lumber Group have been included in discontinued operations for the years ended January 31, 2005, 2004 and 2003 in the Consolidated Statements of Earnings.
      The New Jersey Nets, (the “Nets”), a franchise of the National Basketball Association in which the Company is an equity investor, is a reportable segment of the Company.
      The Company has approximately $7.3 billion in total assets in 19 states and the District of Columbia at January 31, 2005. The Company’s core markets include New York City/ Philadelphia metropolitan area, Denver, Boston, Greater Washington, D.C./ Baltimore metropolitan area and California. The Company is headquartered in Cleveland, Ohio.
Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Forest City Enterprises, Inc., its wholly-owned subsidiaries and entities which it controls in accordance with Accounting Research Bulletin No. 51 “Consolidated Financial Statements,” Statement of Financial Accounting Standards (“SFAS”) No. 94 “Consolidation of All Majority-Owned Subsidiaries” and the Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (R)“Consolidation of Variable Interest Entities.”
      Variable interest entities (“VIEs”) are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with FIN No. 46 (R), the Company consolidates VIEs for which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. The Company reconsiders this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses.
      For entities not deemed to be VIEs, the Company consolidates those entities in which it owns a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights, as discussed in Emerging Issues Task Force (“EITF”) No. 96-16 and Statement of Position (“SOP”) No. 78-9. Substantive participatory rights include the ability to select, terminate, and set compensation of the investee’s management, the ability to participate in capital and operating decisions of the investee (including budgets), in the ordinary course of business.
Use of Estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, and provisions for decline in real estate and the computation of expected losses on VIEs. Actual results could differ.
Reclassification
      Certain prior years’ amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A.	Summary of Significant Accounting Policies (continued)
Fiscal Year
      The years 2004, 2003 and 2002 refer to the fiscal years ended January 31, 2005, 2004 and 2003, respectively.
Land Operations
      Land held for development or sale is stated at the lower of carrying amount or fair market value less cost to sell.
Recognition of Revenue
      Real Estate Sales – The Company recognizes gains on sales of real estate pursuant to the provisions of SFAS No. 66 “Accounting for Sales of Real Estate.” The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate, until the sales criteria are met.
      The Company follows the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” for reporting dispositions of operating properties. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or determined by management to be held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.
      Leasing Operations – The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the retail centers and office buildings range from one to 25 years, excluding leases with certain anchor tenants which typically run longer. Minimum rents are recognized on a straight-line basis over the term of the related leases. Overage rents are recognized as revenues when tenants’ sales exceed contractual amounts. Recoveries from tenants for taxes, insurance, and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred. See Note L for further information on tenant reimbursements.
      Construction – Revenue and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred. The Company currently has one long-term fixed-price arrangement in its Commercial Group to complete an approximate 1,100,000-square-foot office building in Brooklyn, New York.
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
      Depreciation is computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and first generation tenant allowances are primarily 50 years. Subsequent tenant improvements are amortized over its estimated useful life, which typically approximates the life of the tenant lease.
      Major improvements and tenant improvements are capitalized and expensed through depreciation charges. Repairs, maintenance and minor improvements are expensed as incurred.
      A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company’s capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A.	Summary of Significant Accounting Policies (continued)
      The Company reviews its properties to determine if its carrying costs will be recovered from future operating cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate.
Investments in Unconsolidated Entities
      The Company accounts for its investments in unconsolidated entities (included in Investments in and Advances to Affiliates on the Consolidated Balance Sheets) using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Differences between the Company’s carrying value of its investment in the unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds.
Minority Interest
      Interests held by partners in real estate partnerships consolidated by the Company are reflected in minority interest on the Consolidated Balance Sheets. Minority interest represents the minority partners’ share of the underlying net assets of our consolidated subsidiaries. Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are reported as a reduction of additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity. In situations where a partners’ minority interest balance is negative, the Company records additional minority interest expense in its consolidated statements of earnings when there is no legal obligation for the partner to restore their deficit capital account, except as described above involving distributions on nonrecourse debt refinancing proceeds. If a partner has a legal obligation to repay its deficit capital account, the Company will record such amount as an investment in and advances to affiliates on its Consolidated Balance Sheets if management determines such amounts are collectible and legally enforceable (subject to a contractual obligation).
Allowance for Projects Under Development
      The Company records an allowance for development project write-offs for its Projects Under Development (included in Real Estate, at cost on its Consolidated Balance Sheets). Specific projects are written off against this allowance when it is determined by management that the project will not be developed. The allowance is adjusted on a quarterly basis based on the Company’s actual development project write-off history. The allowance increased by $900,000, $-0- and $3,500,000 for the years ended January 31, 2005, 2004 and 2003, respectively, which were recorded as operating expenses in the Consolidated Statements of Earnings.
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
Capitalized Software Costs
      Costs related to software developed or obtained for internal use are capitalized pursuant to SOP No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortized using the straight-line method over their estimated useful life. At January 31, 2005, 2004 and 2003, the Company has capitalized approximately $10,639,000, $3,074,000 and $868,000 of capitalized software net of amortization, respectively.
Cash and Equivalents
      The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
      The Company maintains operating cash and reserves for replacement balances in financial institutions which, from time to time, may exceed Federally-insured limits. The Company periodically assesses the financial condition of these institutions and believes that the risk of loss is minimal.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A.	Summary of Significant Accounting Policies (continued)
Restricted Cash
      Restricted cash represents legally restricted deposits with financial institutions for taxes and insurance, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows, construction escrows and collateral on total rate of return swaps.
Allowance for Doubtful Accounts and Reserves on Notes Receivable
      The Company records allowances for rent receivables from commercial tenants that are deemed to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. The allowance against our straight line rent receivable is based on our historical experience with early tenant lease terminations. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. The Company estimates the allowance for notes receivable based on its assessment of the collectibility of the note. The assessment of collectibility is based largely on expected future cash flows estimated to be paid to the Company’s limited partners. If the estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur.
Investments in Partnerships
      As is customary within the real estate industry, the Company invests in certain projects through partnerships and limited liability entities. The Company may provide funding for certain of its partners’ equity contributions. Such advances are typically interest-bearing or entitle the Company to a preference on and of such advances on property cash flows and are included in investments in and advances to affiliates in the accompanying Consolidated Balance Sheets.
Other Assets
      Included in other assets are costs incurred in connection with obtaining financing which are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related debt. The amortization of these costs was $14,077,000, $10,445,000 and $8,573,000 for the years ended January 31, 2005, 2004 and 2003, respectively, and is included as depreciation and amortization in the Consolidated Statements of Earnings. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized using the straight line method over the lives of the related leases.
      Investments in securities classified as available-for-sale are reflected in other assets at market value with the unrealized gains or losses reflected as accumulated other comprehensive income (loss) in Statements of Shareholders’ Equity.
Other Comprehensive Income
      Net unrealized gains or losses on securities, net of tax, are included in other comprehensive income (“OCI”) and represents the difference between the market value of investments in unaffiliated companies that are available for sale at the balance sheet date and the Company’s cost. Also included in OCI is our portion of the unrealized gains and losses, net of tax, on the effective portions of derivative instruments designated and qualified as cash flow hedges and changes in fair value of retained interest. The amount of income tax (benefit) expense related to OCI was $(5,397,000), $1,299,000 and $(217,000) for the years ended January 31, 2005, 2004 and 2003, respectively.
      The following table summarizes the components of accumulated other comprehensive (loss) income, net of minority interest and tax.

	January 31,

	2005	2004	2003

	(in thousands)
Unrealized gain (loss) on securities	$213	$648	$(39)
Unrealized (losses) gains on interest rate contracts	(8,463)	(11,104)	(8,683)
Fair value of retained interest	—	12,442	8,390

Accumulated Other Comprehensive (Loss) Income	$(8,250)	$1,986	$(332)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A.	Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments
      The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximates the current market. The carrying amount of the Company’s total fixed-rate debt at January 31, 2005 was $4,002,854,000 compared to an estimated fair value of $4,101,197,000.
      The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At January 31, 2005 and 2004, London InterBank Offered Rate (“LIBOR”) interest rate caps were reported at their fair value of approximately $1,405,000 and $2,528,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at January 31, 2005 and 2004 is an unrealized loss of approximately $1,394,000 and $9,491,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
Accounting for Derivative Instruments and Hedging Activities
      The Company generally maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flow that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to 10 years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to five years. The Company does not have any treasury options outstanding at January 31, 2005.
      The principal credit risk to the Company through its interest rate risk management strategy is the potential inability of the financial institution from which the derivative financial instruments were purchased to cover all of its obligations. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair-value gain in a derivative. To mitigate this exposure, the Company generally purchases its derivative financial instruments from either the institution that holds the debt or from institutions with a minimum A- credit rating.
      All derivatives are reported in the Consolidated Balance Sheets at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of a forecasted transaction or the variability of cash flows that are to be paid in connection with a recognized or forecasted liability (a “cash flow hedge”), or to convert certain fixed-rate long-term debt to variable-rate debt (a “fair value hedge”). The effective portion of the change in fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI until earnings are affected by the variability of cash flows of the hedged transaction. The ineffective portion of all hedges is immediately recognized as interest expense in the Consolidated Statement of Earnings.
      The Company assesses hedge effectiveness based on the total changes in cash flows on its interest rate caps and Treasury options as described by the Derivative Implementation Group (DIG) Issue G20 “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” and records subsequent changes in fair value in OCI, including the changes in the option’s time value. Gains or losses on interest rate caps used to hedge interest rate risk on variable-rate debt will be reclassified out of accumulated OCI into earnings when the forecasted transaction occurs using the “caplet” methodology. Gains or losses on Treasury options used to hedge the interest rate risk associated with the anticipated issuance of fixed-rate debt will be reclassified from accumulated OCI into earnings over the term of the debt, based on an effective-yield method.
      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
      When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated OCI and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in OCI will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A.	Summary of Significant Accounting Policies (continued)
and the derivative remains outstanding, the Company will report the derivative at its fair value in the Consolidated Balance Sheets, immediately recognizing changes in the fair value in the Consolidated Statement of Earnings.
      For the year ended January 31, 2005, the Company recorded a decrease in interest expense of approximately $1,110,000 in the Consolidated Statement of Earnings, which represented the total ineffectiveness of all cash flow hedges. For the years ended January 31, 2004 and 2003, the Company recorded an increase of $631,000 and $217,000, respectively, in interest expense in the Consolidated Statement of Earnings. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material. The amount of net derivative losses reclassified into earnings from OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $-0-, $-0- and $738,000 for the years ended January 31, 2005, 2004 and 2003, respectively. As of January 31, 2005, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as interest expense of approximately $1,749,000, net of tax.
      From time to time, certain of the Company’s joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed-rate to a variable-rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed-rate, the TRS require that the Joint Ventures pay a variable-rate, generally equivalent to the Bond Market Association (“BMA”) rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or the Company. At January 31, 2005, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $329,440,000. The fair value of such contracts is immaterial at January 31, 2005 and 2004. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
Income Taxes
      Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end. The Company has recognized the benefits of its tax loss carryforward and general business tax credits which it expects to use as a reduction of the deferred tax expense.
Stock-Based Compensation
      The Company follows APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations to account for stock-based compensation. As such, compensation cost for stock options is measured using the intrinsic value method, that is, the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the employee is required to pay for the stock.
      The Company accounts for stock-based employee compensation under the recognition and measurement principles of APB No. 25 and related interpretations. All options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant, therefore, no stock-based employee compensation costs have been reflected in net earnings for stock options. Stock-based compensation costs, net of tax, relating to restricted stock awards were charged to net earnings in the amount of $1,107,000, $723,000 and $553,000 during the years ended January 31, 2005, 2004 and 2003, respectively. These amounts are equal to the fair value based amounts as computed under SFAS No. 123 Accounting for Stock-Based Compensation. The following table illustrates the effect on net earnings and earnings per share if the Company had also applied the fair value recognition provisions of SFAS No. 123 to stock options.

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Net earnings
As reported	$85,206	$42,669	$48,831
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of related tax effect	$(3,303)	$(3,354)	$(2,574)

Pro forma	$81,903	$39,315	$46,257

Basic earnings per share
As reported	$1.70	$.86	$.98
Pro forma	$1.63	$.79	$.93
Diluted earnings per share
As reported	$1.67	$.84	$.97
Pro forma	$1.61	$.78	$.92

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A.	Summary of Significant Accounting Policies (continued)
Capital Stock
      The Company’s authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect 25% of the members of our board of directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining 75% of our board of directors. On all other matters, the Class A common stock and Class B common stock vote together as a single class, with each share of Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share. Class B Common Stock is convertible into Class A common stock on a share-for-share basis at the option of the holder.
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
New Accounting Standards
FIN No. 46 (R)
      In January 2003, FIN No. 46 “Consolidation of Variable Interest Entities” was issued. In December 2003, the FASB published a revision of the interpretation (FIN No. 46 (R)) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in a VIE consolidates the entity if the company’s interest is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN No. 46 (R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders.
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
      In addition, five properties in the Residential Group, which were determined to be VIEs, have been deconsolidated because the Company is not considered the primary beneficiary of these properties. Although the Company is an equity investor in these properties, it lacks certain decision-making authority. Specifically, these properties are part of government sponsored housing programs that are administered by the U.S. Department of Housing and Urban Development (“HUD”). The Company determined through a review of the contractual agreements for these government sponsored programs that the decision-making rights of HUD, a non-equity investor, are restrictive rights that have a significant impact on these five properties. The Company determined that HUD is the primary beneficiary of these VIEs because it is most closely associated with the VIEs. The VIEs’ activities include providing affordable housing for those individuals that qualify as low-income individuals; which is also HUD’s primary goal, mission, or purpose. Consistent with the provisions FIN No. 46 (R), the Company does not consider the activities of these VIEs significant as they only have a de minimus effect on all the principal captions in the Consolidated Balance Sheet.
      The Company recorded a charge of $18,628,000 ($11,261,000 net of tax) for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R), which resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs that were previously accounted for on the cost method.
      Upon implementation of FIN No. 46 (R) on February 1, 2004, the Company determined that it holds variable interests in 39 other VIEs representing 39 properties (38 in Residential Group and one in Land Development Group) for which it is not the primary beneficiary. Of the 38 Residential entities, five that were previously consolidated have been subsequently deconsolidated as disclosed above in accordance with the provisions of FIN No. 46 (R). The Company is involved with these

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A.	Summary of Significant Accounting Policies (continued)
unconsolidated VIEs as an equity holder, lender, management agent, or through other contractual relationships. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs was limited to its recorded investments in those VIEs totaling approximately $25,000,000 at February 1, 2004, which are recorded as investments in and advances to affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R).
      As of January 31, 2005 the Company determined that it is the primary beneficiary of 29 VIEs representing 18 properties (21 VIEs representing 10 properties in Residential Group, seven VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). As of January 31, 2005 the Company held variable interests in 40 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $89,739,000 at January 31, 2005, which is recorded as investments in and advances to affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living apartments and land development.
      The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary (net of the five deconsolidated properties) are as follows:

	January 31, 2005	February 1, 2004

	(in thousands)
Total Assets	$877,000	$555,000
Nonrecourse Mortgage Debt	$756,000	$520,000
Total Liabilities (including nonrecourse mortgage debt)	$813,000	$540,000
Minority Interest	$64,000	$15,000
      In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of two VIEs which hold secured borrowings of $70,000,000 (Note J) and $29,000,000 (Note I) as of January 31, 2005.
Other New Accounting Standards
      In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment.” This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt SFAS No. 123 (R) on February 1, 2005 using the modified prospective transition method, requiring compensation cost to be recorded for the outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option-pricing model. Based on unvested stock options outstanding at January 31, 2005, the effect of adopting SFAS No. 123 (R) is estimated to reduce the Company’s net earnings by approximately $2,000,000 for the year ending January 31, 2006. The Company has determined that it will continue with the Black-Scholes fair-value method and that it will adopt SFAS No. 123 (R) using the modified prospective method.
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-Monetary Assets-Amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-Monetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application of SFAS No. 153 is permitted. The provisions of this statement shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on the Company’s financial position, results of operations or cash flows.
      In November 2004, the FASB issued EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
A.                Summary of Significant Accounting Policies (continued)
may be reclassified. The adoption of EITF No. 03-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

B.	Notes and Accounts Receivable, Net
      The components of notes and accounts receivable, net are as follows.

	January 31,

	2005	2004

	(in thousands)
Real estate sales	$10,787	$23,221
Syndication notes(1)	—	53,102
Straight-line rent receivable from tenants	78,899	67,579
Receivables from tenants	23,959	17,335
Stapleton Advances (see below)	20,875	840
Other receivables	89,483	82,868

	224,003	244,945
Allowance for doubtful accounts	(11,135)	(27,687)

Notes and Accounts Receivable, Net	$212,868	$217,258

Weighted average interest rate	5.30%	5.85%
Total Notes Receivable included above	$24,337	$61,633
Due within one year	$5,203	$22,595

(1)	The balance of the Syndication notes was eliminated as a result of the adoption of FIN No. 46 (R). See below for further details.
Stapleton Land
      Stapleton Land has made certain advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure. The advances are subordinate to the District’s senior and subordinated bonds. For the years ended January 31, 2005 and 2004, Stapleton Land had advanced $20,875,000 and $840,000, respectively, included in other receivables in the Company’s Consolidated Balance Sheet. The Company recorded approximately $519,000 and $11,000 of interest income related to these advances in the Consolidated Statement of Earnings, for the years ended January 31, 2005 and 2004, respectively. The Company believes these amounts are fully collectible as of January 31, 2005.
Reduction of Reserves on Notes Receivable and Recognition of Contingent Interest Income
      FIN No. 46 (R) – The Company’s implementation of FIN No. 46 (R) as of February 1, 2004 (Note A), resulted in the full consolidation of the 19 VIEs mentioned below, which were previously accounted for using the equity or cost method of accounting. The balances of the federally subsidized housing projects notes, the Millender Center note and any remaining reserves were eliminated as a result of the new consolidation requirements. Prior to the implementation of FIN No. 46 (R), the reported balance of the remaining notes for the federally subsidized housing projects at January 31, 2004 was $15,392,771 under the equity or cost method of accounting, which includes a reserve for accrued interest and principal of $11,223,000. The reported balance of the note from Millender Center at January 31, 2004 was $20,385,000 under the equity method of accounting, which includes a reserve for accrued interest and the principal balance of $5,382,000.
      Approximately 20 years ago, the Company, through its Residential Group, became a 1% general partner in 18 federally subsidized housing projects owned by syndicated partnerships. Upon formation, the Company received interest-bearing notes receivable as consideration for development and other fee services. At their inception, these notes were fully reserved as their collection was doubtful based on the limited cash flows generated by the properties pursuant to their government subsidy contracts. Likewise, a reserve for the related accrued interest was established each year.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

B.	Notes and Accounts Receivable, Net (continued)
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
      As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest was probable. As such, for the years ended January 31, 2005, 2004 and 2003, reductions of $–0–, $1,035,000 and $1,910,000 are included in revenues from real estate operations and $–0–, $3,750,000 and $2,266,000 in interest income in the Consolidated Statements of Earnings.
      Millender Center – In addition to the notes receivable discussed above, the Company owns a 4% partnership interest in Millender Center (the “Project”), a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan, and in 1985 loaned $14,775,000 to the 99% limited partners. A full reserve against the note and accrued interest was recorded in 1995 when the Company determined that collection was doubtful due to the operating performance of the Project at that time.
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
      The Project improved operating performance and the extension of its tax advantaged financing have resulted in improved cash projections which supports the Company’s assessment that a portion of the note was collectible. As such, for the years ended January 31, 2005, 2004 and 2003, the Company reduced the reserves for the Project by $–0–, $2,482,000 and $–0–, which are reported as revenues from real estate operations and $–0–, $3,151,000 and $690,000 are reported as interest income in the Consolidated Statements of Earnings.

C.	Investments in and Advances to Affiliates
      Included in investments in and advances to affiliates are unconsolidated investments in entities which the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to other partners.
      Following is a reconciliation of partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	January 31,

	2005	2004

	(in thousands)
Members’ and Partners’ equity as below	$536,345	$169,606
Equity of other members and partners	345,818	51,567

Company’s investment in partnerships	190,527	118,039
Advances to partnerships as below	—	1,385
Advances to other affiliates(1)	248,897	313,160

Investments in and Advances to Affiliates	$439,424	$432,584

(1)	As is customary within the real estate industry, the Company invests in certain projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company consolidates its investments in these projects. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the first cousin to five executive officers of the Company. At January 31, 2005 and 2004, amounts advanced for projects on behalf of this partner, collateralized by his partnership interests were $63,213 and $114,164, respectively, of the $248,897 and $313,160 presented above for “Advances to other affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable from cash flows of each respective property. Effective February 1, 2004, the Company modified certain provisions of its arrangement with its partner in the New York operations for certain existing and all prospective property partnerships. These modifications had, and are expected to have, an insignificant financial impact on the Company. As a result of these modifications, during the first quarter of 2004, the Company reclassified in its Consolidated Balance Sheet a net amount of approximately $30,000 from investments and advances to affiliates to minority interest, which had no impact to its Consolidated Statements of Earnings Cash Flows.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

C.	Investments in and Advances to Affiliates (continued)
Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	January 31,

	2005	2004

	(in thousands)
Balance Sheet:
Completed rental properties	$1,932,845	$2,375,832
Projects under development	564,712	263,687
Land held for development or sale	177,080	104,851
Accumulated depreciation	(498,779)	(499,297)
Restricted cash(2)	362,583	50,503
Other assets(3)	407,316	195,765

Total assets	$2,945,757	$2,491,341

Mortgage debt, nonrecourse	$2,012,578	$2,153,443
Advances from general partner	—	1,385
Other liabilities(3)	396,834	166,907
Members’ and partners’ equity(3)	536,345	169,606

Total Liabilities and Members’/ Partners’ Equity	$2,945,757	$2,491,341

(2)	The increase in restricted cash from January 31, 2004 to January 31, 2005 primarily relates to escrow deposits for construction loan proceeds for Ohana Military Communities, a 1,952-unit residential development property in Honolulu, Hawaii.

(3)	The increase in other assets, other liabilities and members’ and partners’ equity from January 31, 2004 to January 31, 2005 primarily relates to the Nets acquisition (Note L).

	(Combined 100%)
	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Operations:
Revenues	$530,990	$565,754	$543,618
Operating expenses	(318,625)	(305,792)	(295,142)
Interest expense	(106,556)	(132,062)	(133,231)
Provision for decline in real estate	—	(4,621)	—
Depreciation and amortization	(77,985)	(78,615)	(68,724)
Interest income	3,592	952	1,094
Gain (loss) on disposition of rental properties(4)	61,427	(3,573)	—

Net Earnings (pre-tax)	92,843	42,043	47,615

Company’s portion of net earnings (pre-tax)	$54,392	$31,751	$38,684

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

C.	Investments in and Advances to Affiliates (continued)

(4)	The following table shows the detail of gain (loss) on disposition of rental properties that were held by equity method investments:

		(Combined 100%)
		Years Ended January 31,

		2005	2004	2003

		(in thousands)
Chapel Hill Mall	(Akron, Ohio)	$56,455	$—	$—
Chapel Hill Suburban	(Akron, Ohio)	1,831	—	—
Manhattan Town Center Mall	(Manhattan, Kansas)	3,141	—	—
Waterford Village	(Indianapolis, Indiana)	—	(3,573)	—

Total gain (loss) on disposition of rental properties		$61,427	$(3,573)	$—

Company’s portion of gain (loss) on disposition of rental properties		$31,996	$(3,573)	$—

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

	January 31,

	2005	2004

	(in thousands)
Deferred costs, net	$203,903	$174,432
Prepaid expenses	183,588	110,991

	$387,491	$285,423

E.	Accounts Payable and Accrued Expenses
      Included in accounts payable and accrued expenses at January 31, 2005 and 2004 are book overdrafts of approximately $1,979,000 and $12,903,000, respectively. The overdrafts are a result of the Company’s cash management program and represent checks issued but not yet presented to a bank for collection.

F.	Notes Payable
      Notes payable, composed of notes due to lenders other than banks at January 31, 2005 and 2004, are $93,432,000 and $86,030,000, respectively. The weighted average interest rate at January 31, 2005 and 2004 are 7.20% and 6.87%, respectively.
      The following table summarizes interest incurred and paid on notes payable.

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Interest incurred	$4,756	$4,409	$4,211
Interest paid	$7,866	$1,717	$1,792

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

G.	Mortgage Debt, Nonrecourse
      Nonrecourse mortgage debt, which is collateralized by completed rental properties, projects under development and land held for development or sale, is as follows.

	January 31, 2005			January 31, 2004

			Weighted		Weighted
			Average		Average
	Amount		Rate	Amount	Rate

	(dollars in thousands)			(dollars in thousands)
Fixed	$3,299,445		6.62%	$2,480,223	6.91%
Variable
Taxable(1)	640,387		5.13%	757,406	4.18%
Tax-Exempt	743,350		3.00%	320,890	1.95%
Urban Development Action Grant (UDAG)	104,009		1.54%	75,658	2.03%

	$4,787,191	(2)	5.75%	$3,634,177	5.80%

(1)	Taxable variable-rate debt of $640,387 as of January 31, 2005 is protected with LIBOR swaps and caps described below.

(2)	The Company’s implementation of FIN No. 46 (R) as of February 1, 2004, resulted in the full consolidation of 25 VIEs representing 14 properties which were previously accounted for using the equity or cost method of accounting. The change in consolidation method for these properties as a result of FIN No. 46 (R) resulted in an increase in nonrecourse mortgage debt, net of the five properties that were deconsolidated, of approximately $520,000 ($290,000 fixed-rate and $230,000 variable-rate) on the Company’s Consolidated Balance Sheet during the first quarter (See Note A).
     On January 31, 2005, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development and land held for development or sale is as follows:

Amount

(in thousands)
Variable
Taxable	$137,274
Tax-Exempt	287,510
Fixed	2,880

Total	$427,664

Commitment from lenders	$629,239

      The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.
      The Company has purchased London Interbank Offered Rate (“LIBOR”) interest rate hedges for its nonrecourse mortgage debt portfolio as follows:

	Caps		Swaps(1)

		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate

	(dollars in thousands)
02/01/05-02/01/06(2)	$545,956	5.48%	$265,592	3.45%
02/01/06-02/01/07(3)	$708,653	5.39%	$304,841	3.68%
02/01/07-02/01/08(3)	$181,193	6.37%	$142,876	4.09%
02/01/08-02/01/09(3)	$73,500	5.00%	$123,057	4.25%

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.
(2)	These LIBOR-based hedges as of February 1, 2005 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2006.
(3)	Subsequent to January 31, 2005, we purchased an additional LIBOR cap with a notional amount of $73,500 at a 5% strike rate for the period of March 1, 2005 through March 15, 2010.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

G.	Mortgage Debt, Nonrecourse (continued)
      The Company is engaged in discussions with its current lenders, and is actively pursuing new lenders to extend and/or refinance maturing mortgage debt. As of January 31, 2005, the composition of mortgage debt maturities including scheduled amortization and balloon payments is as follows.

	Total	Scheduled
Years Ending January 31,	Maturities	Amortization	Balloons

	(in thousands)
2006	$517,985	$94,951	$423,034
2007	$818,847	$65,866	$752,981
2008	$388,352	$68,123	$320,229
2009	$270,366	$66,529	$203,837
2010	$255,285	$64,882	$190,403
      The following table summarizes interest incurred and paid on mortgage debt, nonrecourse.

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Interest incurred	$249,060	$185,921	$163,709
Interest paid	$239,797	$179,720	$161,899

H.	Long-Term Credit Facility
      On March 22, 2004, the Company increased the availability under its long-term credit facility to $450,000,000. The credit facility now includes a $450,000,000 revolving line of credit (with no term loan) that will mature in March 2007. The revolving line of credit allows up to a combined amount of $50,000,000 in outstanding letters of credit or surety bonds ($41,678,000 and $33,939,000 in letters of credit and $-0- in surety bonds outstanding at January 31, 2005 and 2004, respectively) and has terms comparable to the previous credit facility. The previous facility which became effective on March 5, 2002, included a $100,000,000 term loan and a $250,000,000 revolving line of credit.
      The long-term credit facility provides, among other things, for: 1) at our election, interest rates of 2.125% over LIBOR or 1/2% over the prime rate (the last $50,000,000 of borrowings under the revolving loans bears interest at 2.75% over LIBOR or 3/4% over the prime rate); 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flow (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases. At January 31, 2005, retained earnings of $5,401,269 were available for payment of dividends. On March 22, 2005, the anniversary date of the long-term credit facility, this amount resets to the $30,000,000 limitation.
      There was no balance outstanding at January 31, 2005 or 2004 related to the revolving line of credit. The outstanding balance under the long-term credit facility term loan at January 31, 2004 was $56,250,000.
      Interest incurred and paid on the long-term credit facility was as follows:

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Interest incurred	$4,906	$4,645	$7,033
Interest paid	$5,164	$4,386	$6,430

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

I.	Senior and Subordinated Debt
Senior Notes
      Along with its wholly-owned subsidiaries Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), the Company filed an amended shelf registration statement with the Securities and Exchange Commission (“SEC”) on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide the Company flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. The Company has $292,180,000 available under its shelf registration at January 31, 2005.
      On January 25, 2005, the Company issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under its shelf registration statement. The proceeds (net of approximately $4,300,000 of offering costs) from this offering were used to repay the outstanding balance under the Company’s revolving line of credit (Note H) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by the Company, at any time on or after February 1, 2010 at redemption prices beginning at 103.250% for the year beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if the Company completes one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
      On February 10, 2004, the Company issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering under its shelf registration statement. The proceeds from this offering (net of $3,808,000 of offering costs) were used to repay the outstanding term loan balance of $56,250,000 under the long-term credit facility (Note H) and for general working capital purposes. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.
      On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under its shelf registration statement. The proceeds from this offering (net of $8,151,000 of offering costs) were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%, or $208,500,000. The remaining proceeds were used to repay the balance outstanding under the Company’s revolving line of credit and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, at any time on or after June 1, 2008 at a redemption price beginning at 103.813% for the year beginning June 1, 2008 and systematically reduced to 100% in years thereafter. However, if the Company completes one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.
      The Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the long-term credit facility. The indenture governing the senior notes contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.
Subordinated Debt
      In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and have determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the book value (which approximates amortized costs) of the bonds was recorded as a secured borrowing with liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheet. The Company does not participate in and therefore did not report any cash flows related to this borrowing.
      In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear interest at 8.25% and are due September 15, 2010. Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the long-term credit facility.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

I.	Senior and Subordinated Debt (continued)
      The following table summarizes interest expense incurred and paid on senior and subordinated debt.

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Interest incurred	$31,749	$24,118	$18,683
Interest paid	$29,905	$26,822	$18,683
Consolidated Interest Expense
      The following table summarizes interest expense incurred, capitalized and paid on all forms of indebtedness (included in Notes F, G, H, I and Q).

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Interest incurred	$290,471	$219,093	$193,636
Interest capitalized	(42,143)	(32,941)	(30,212)

Net interest expense	$248,328	$186,152	$163,424

Interest paid	$282,732	$212,645	$188,804

J.	Financing Arrangements
      Secured Borrowings – In 2001, Stapleton Land, purchased $75,000,000 in Tax Increment Financing (“TIF”) bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds that began in August 2004 and had a call option on the TIF bonds beginning in August 2003 (see below). In the event the Bonds were not removed from the Trust, the Company had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees, and credit enhancement fees (the “Retained Interest”).
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
      The Company reassessed the fair value and adjusted the amount of the Retained Interest through other comprehensive income on a quarterly basis. The Company measured its Retained Interest in the Trust at its estimated fair value based on the present value of the expected future cash flows, which were determined based on the expected future cash flows from the underlying Bonds and from expected changes in the rates paid to the certificate holders discounted at market yield, which considered the related risk. The difference between the amortized cost of the Retained Interest (approximately zero) and the fair value was recorded, net of the related tax and minority interest, in shareholders’ equity as a change in accumulated OCI. The quarterly fair value calculations were determined based on the application of the following key assumptions determined at the time of transfer:

•	Estimated weighted average life in years, which was approximately two years, and
•	Residual cash flows discount rate, which was 6.50%.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

J.	Financing Arrangements (continued)
      The Company recorded the fair value, net of tax and minority interest, of the Retained Interest in other assets in the Consolidated Balance Sheets. The fair value of the Retained Interest at January 31, 2005 and 2004 was $-0- and $22,870,000 ($12,442,000, net of tax and minority interest), respectively.
      In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by the Denver Urban Renewal Authority (“DURA”), and the $70,000,000 revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust through a third party purchase. Upon removal of the $70,000,000 revenue bonds from the Trust, the third party deposited the bonds into a special-purpose entity (the “Entity”).
      As the TIF and revenue bonds were successfully removed from the Trust, Stapleton Land recognized $25,262,000 ($13,745,000 net of tax and minority interest) of interest income for the year ended January 31, 2005 in the Consolidated Statements of Earnings upon receipt of the Retained Interest. Of this amount, the fair value of $22,870,000 ($12,442,000 net of tax and minority interest) was recognized in OCI in previous fiscal years and deferred until August 2004 under the cost recovery method of revenue recognition. The remaining amount of $2,392,000 ($1,300,000 net of tax and minority interest) was earned and recognized during the year ended January 31, 2005. Stapleton Land does not expect to receive or pay any additional amounts related to the Retained Interest.
      Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATS”) which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. A consolidated affiliate of ours acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, the Company contributed additional net collateral of $2,094,000. The Company has consolidated the secured borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATS, which mature in July 2005, was reported as nonrecourse mortgage debt, the revenue bonds were reported as other assets and the collateral was reported as restricted cash in the Consolidated Balance Sheet at January 31, 2005. As of January 31, 2005, the consolidated affiliate was exposed to losses to the extent there is a decrease in the value of the revenue bonds. For the year ended January 31, 2005, the Company recorded approximately $1,919,000 ($1,044,000 net of tax and minority interest) of interest income related to this secured borrowing in the Consolidated Statement of Earnings. Of this amount approximately $1,799,000 is interest income on the RITES and $120,000 is interest income on the collateral.
      Other Financing Arrangements – In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the Bond Market Association index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”).
      The Company has concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN No. 46 (R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The purchase obligation and the Fee have been accounted for as a derivative with changes in fair value recorded through earnings.
      The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of the purchase obligation and the Fee at January 31, 2005 is approximately $813,000 ($442,000 net of tax and minority interest). The Company has reported the Fee as interest income in the Consolidated Statement of Earnings and the fair value as other assets in the Consolidated Balance Sheet for the year ended January 31, 2005.
      Also in May 2004, Stapleton Land entered into a total rate of return swap (“TRS”) and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (the Company paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land pays a rate of 2.85% and receives BMA. Stapleton Land does not hold the underlying borrowings on the TRS. (See “Accounting for Derivative Instruments and Hedging Activities” in Note A).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
K.     Income Taxes
      The income tax provision related to continuing operations consists of the following:

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Current
Federal	$(14,213)	$(6,188)	$1,996
State	(958)	(58)	1,020

	(15,171)	(6,246)	3,016

Deferred
Federal	42,456	24,762	22,010
State	10,041	5,441	4,892

	52,497	30,203	26,902

Total provision	$37,326	$23,957	$29,918

      The effective tax rate for income taxes varies from the federal statutory rate of 35% due to the following items:

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
Financial statement earnings before income taxes, after minority interest	$77,382	$57,791	$71,414
Income taxes computed at the statutory rate	$27,083	$20,227	$24,995
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	4,049	3,238	4,057
General Business Credits	(992)	(657)	(971)
Valuation allowance	6,281	(6)	(549)
Other items	905	1,155	2,386

Total provision	$37,326	$23,957	$29,918

Effective tax rate	48.24%	41.45%	41.89%
The components of the deferred tax provision for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$20,441	$10,998	$11,424
Costs on land and rental properties under development expenses for tax purposes	24,206	4,539	4,362
Revenues and expenses recognized in different periods for tax and financial statement purposes	(22,160)	7,244	1,667
Difference between tax and financial statements related to unconsolidated entities	20,728	7,916	8,984
Provision for decline in real estate	—	(155)	(2,877)
Deferred state taxes, net of federal benefit	8,523	3,660	4,479
(Benefit) utilization of tax loss carryforward excluding effect of stock options	(6,109)	(5,235)	4,529
Valuation allowance	6,281	(6)	(549)
General Business Credits	(810)	(657)	(1,148)
Alternative Minimum Tax credits	1,397	1,899	(3,969)

Deferred provision	$52,497	$30,203	$26,902

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

K.	Income Taxes (continued)
      The components of the deferred income tax liability are as follows.

	January 31,

	Temporary Differences		Deferred Tax

	2005	2004	2005	2004

	(in thousands)
Depreciation	$296,818	$245,758	$117,391	$97,197
Capitalized costs(1)	593,427	476,198	234,700	188,336
Tax loss carryforward(2)	(53,131)	(27,645)	(18,596)	(9,676)
Federal tax credits	—	—	(39,373)	(39,753)
Other comprehensive income (loss)	(13,647)	3,285	(5,397)	1,299
Basis in unconsolidated entities	192,911	140,502	76,297	55,568
Other	(26,630)	4,938	(10,532)	1,954

	$989,748	$843,036	$354,490	$294,925

(1)	Additions to capitalized costs during the year ended January 31, 2005 include $83,291, related to replacement property of tax-deferred exchanges.
(2)	Includes deferred tax benefit related to stock options exercised which was recorded through additional paid-in-capital.
     Income taxes paid (refunded) were $4,582,000, $(147,000) and $3,001,000 for the years ended January 31, 2005, 2004 and 2003, respectively. At January 31, 2005, the Company had a tax loss carryforward of $53,131,000 that will expire in the years ending January 31, 2022 through January 31, 2024, a charitable contribution carryforward of $27,906,000 that will expire in the years ending January 31, 2006 through January 31, 2010, General Business Credit carryovers of $9,049,000 that will expire in the years ending January 31, 2006 through January 31, 2025, and an Alternative Minimum Tax credit carryforward of $30,325,000.
      The Company’s net deferred tax liability at January 31, 2005 is comprised of deferred tax liabilities of $790,952,000, deferred tax assets of $456,002,000, and a valuation allowance related to state taxes, general business credits and charitable contributions of $19,540,000.
L.     Segment Information
      The Company uses an additional measure, along with net earnings, to report its operating results. This non-Generally Accepted Accounting Principles (“GAAP”) measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) is defined as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, division and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges from real estate operations of Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization (including amortization of mortgage procurement costs) and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax).
      Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported in operating earnings. However, early extinguishment of debt was excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt was included in EBDT.
      Although net earnings under GAAP is useful in assessing the overall performance of the Company on a consolidated basis, net earnings does not provide the management team and chief operating decision maker with a clear measure of each segment’s operating performance. The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer (“CEO”), the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT tells the CEO how profitable a real estate segment is simply by operating for the sole purpose of collecting rent, paying operating expenses and servicing its debt. In contrast, the Company’s reported GAAP financial statements include numerous accounting items which have been excluded from EBDT and disclosed in its filings that the Company believes are not consistent with its chief operating decision maker’s review of financial performance and allocation of resources amongst its segments.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
L.     Segment Information (continued)
      EBDT, as presented, excludes gains or losses on sales, provisions for decline, straight-line rent adjustments, cumulative effect of accounting changes, depreciation, amortization and deferred taxes of the real estate operations in assessing performance of these segments so the Company’s CEO, along with its entire management team, is able to evaluate what they view to be the core operations of each segment.
New Segment – On August 16, 2004, the Company purchased an ownership interest in the National Basketball Association (“NBA”) franchise known as the New Jersey Nets (“Nets”) that will be reported on the equity method of accounting. Although the Company has a legal ownership interest of approximately 15% in the Nets, the Company recognized approximately 38% of the net loss for 2004 because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. The entity that owns the Nets reports on a December 31 year end.
      The purchase of the interest in the Nets is the first step in the Company’s efforts to pursue development projects, which include a new entertainment arena complex and adjacent urban developments combining housing, offices, shops and public open space. As the result of this investment, the Company has added a new reportable segment, the Nets. The Nets segment is primarily comprised of and will report on the sports operations of the basketball team.
Disposal of Segment – The Company’s Lumber Group strategic business unit was sold on November 12, 2004 to its employees and is no longer a reportable segment of the Company. The assets and liabilities of Lumber Group were classified as held for sale on the Consolidated Balance Sheets at January 31, 2004. The operating results of Lumber Group have been included in discontinued operations for the years ended January 31, 2005, 2004, and 2003 in the Consolidated Statements of Operations (Note Q).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
L.     Segment Information (continued)
      The following tables summarize financial data for the following strategic business units: Commercial Group, Residential Group and Land Development Group and the following segments: the Nets and Corporate Activities. All amounts are presented in thousands.

	January 31,		Years Ended January 31,

	2005	2004	2005	2004	2003

			Expenditures for Additions to
	Identifiable Assets		Real Estate

Commercial Group	$4,670,068	$3,853,283	$513,879	$288,404	$383,999
Residential Group	2,044,087	1,457,512	353,797	141,777	175,892
Land Development Group	289,702	229,791	30,237	54,172	23,481
The Nets	41,860	—	—	—	—
Corporate Activities	243,543	127,078	9,757	2,795	920
Other(1)	—	256,408	523	1,186	1,282

	$7,289,260	$5,924,072	$908,193	$488,334	$585,574

	Years Ended January 31,			Years Ended January 31,

	2005	2004	2003	2005	2004	2003

	Revenues			Operating Expenses

Commercial Group	$744,764	$620,275	$563,507	$388,800	$342,189	$310,744
Residential Group	204,426	138,397	106,168	130,687	89,581	67,012
Land Development Group	92,657	89,458	70,417	55,126	58,474	42,974
The Nets	—	—	—	—	—	—
Corporate Activities	4	(9)	(158)	33,952	24,690	17,683

	$1,041,851	$848,121	$739,934	$608,565	$514,934	$438,413

	Years Ended January 31,			Years Ended January 31,

	2005	2004	2003	2005	2004	2003

	Interest Income			Interest Expense

Commercial Group	$7,175	$5,595	$8,378	$164,107	$132,134	$119,304
Residential Group	3,447	15,844	7,424	43,237	24,337	17,603
Land Development Group	33,316	721	758	6,002	3,098	785
The Nets	—	—	—	—	—	—
Corporate Activities	248	552	1,300	34,982	26,583	25,732

	$44,186	$22,712	$17,860	$248,328	$186,152	$163,424

	Years Ended January 31,			Years Ended January 31,			Years Ended January 31,

	2005	2004	2003	2005	2004	2003	2005	2004	2003

							Earnings Before Depreciation,
	Depreciation and			Earnings Before			Amortization & Deferred Taxes
	Amortization Expense			Income Taxes (EBIT) (2)			(EBDT)

Commercial Group	$128,345	$98,152	$89,274	$75,281	$64,610	$61,213	$182,483	$154,057	$147,036
Gain on disposition of equity method properties	—	—	—	31,996	—	—	—	—	—
Provision for decline in real estate	—	—	—	—	(510)	(7,264)	—	—	—
Residential Group	45,883	21,131	15,417	(4,799)	33,724	30,233	68,091	72,075	52,390
Loss on disposition of equity method properties	—	—	—	—	(3,573)	—	—	—	—
Provision for decline in real estate	—	—	—	—	(1,624)	(957)	—	—	—
Land Development Group	365	308	212	80,934	38,631	38,883	42,747	28,601	22,063
The Nets	—	—	—	(10,889)	—	—	(6,108)	—	—
Corporate Activities	1,823	1,837	1,848	(70,485)	(64,040)	(44,092)	(46,726)	(46,042)	(27,264)
Loss on disposition of other investments	—	—	—	438	(171)	(295)	—	—	—
Other	—	—	—	—	—	—	4,545	3,701	174

	$176,416	$121,428	$106,751	$102,476	$67,047	$77,721	$245,032	$212,392	$194,399

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
L.     Segment Information (continued)
Reconciliation of Earnings Before Depreciation Amortization and Deferred Taxes (EBDT) to net earnings by Segment

			Land
	Commercial	Residential	Development
Year Ended January 31, 2005	Group	Group	Group	Corporate	The Nets	Other(1)	Total

EBDT	$182,483	$68,091	$42,747	$(46,726)	$(6,108)	$4,545	$245,032
Depreciation and amortization – Real Estate operations	(131,365)	(57,217)	(41)	—	—	—	(188,623)
Deferred taxes – Real Estate operations	(24,400)	(9,816)	(2,532)	4,755	—	—	(31,993)
Straight-line rent adjustment	2,539	(92)	—	—	—	—	2,447
Gain on disposition of other investments, net of tax	—	—	—	265	—	—	265
Gain on disposition reported on equity method, net of tax	19,341	—	—	—	—	—	19,341
Cumulative effect of change in accounting principle, net of tax	(477)	(10,784)	—	—	—	—	(11,261)
Discontinued operations, net of tax and minority interest:(4)
Depreciation and amortization – Real Estate operations	(952)	(1,734)	—	—	—	—	(2,686)
Deferred taxes – Real Estate operations	(730)	185	—	—	—	—	(545)
Straight-line rent adjustment	835	—	—	—	—	—	835
Gain on disposition of rental properties	4,574	36,319	—	—	—	—	40,893
Gain on disposition of Lumber Group	—	—	—	—	—	11,501	11,501

Net earnings	$51,848	$24,952	$40,174	$(41,706)	$(6,108)	$16,046	$85,206

Year Ended January 31, 2004

EBDT	$154,057	$72,075	$28,601	$(46,042)	$—	$3,701	$212,392
Depreciation and amortization – Real Estate operations	(101,872)	(33,848)	(120)	—	—	—	(135,840)
Deferred taxes – Real Estate operations	(23,303)	(19,784)	(14,093)	24,552	—	—	(32,628)
Straight-line rent adjustment	5,769	526	—	—	—	—	6,295
Provision for decline in real estate, net of tax and minority interest	(216)	(982)	—	—	—	—	(1,198)
Provision for decline in real estate recorded on equity method, net of tax	—	—	(2,793)	—	—	—	(2,793)
Gain (loss) on other investments, net of tax	—	280	—	(384)	—	—	(104)
Loss on disposition reported on equity method, net of tax	—	(2,160)	—	—	—	—	(2,160)
Discontinued operations, net of tax and minority interest:(4)
Depreciation and amortization – Real Estate operations	(1,618)	(3,060)	—	—	—	—	(4,678)
Deferred taxes – Real Estate operations	(550)	(262)	—	—	—	—	(812)
Straight-line rent adjustment	765	—	—	—	—	—	765
Provision for decline in real estate	(467)	—	—	—	—	—	(467)
(Loss) gain on disposition of rental properties	(64)	3,961	—	—	—	—	3,897

Net earnings	$32,501	$16,746	$11,595	$(21,874)	$—	$3,701	$42,669

Year Ended January 31, 2003

EBDT	$147,036	$52,390	$22,063	$(27,264)	$—	$174	$194,399
Depreciation and amortization – Real Estate operations	(87,650)	(25,172)	(83)	—	—	—	(112,905)
Deferred taxes – Real Estate operations	(18,008)	(10,622)	3,040	(1,668)	—	—	(27,258)
Straight-line rent adjustment	4,089	—	—	—	—	—	4,089
Early extinguishment of debt, net of tax(3)	—	(999)	—	—	—	—	(999)
Provision for decline in real estate, net of tax and minority interest	(4,391)	(579)	—	—	—	—	(4,970)
Loss on disposition of operating properties and other investments, net of tax	—	—	—	(178)	—	—	(178)
Discontinued operations, net of tax and minority interest:(4)
Depreciation and amortization – Real Estate operations	(3,319)	(3,985)	—	—	—	—	(7,304)
Deferred taxes – Real Estate operations	(3,646)	2,028	—	—	—	—	(1,618)
Straight-line rent adjustment	1,395	—	—	—	—	—	1,395
Gain on disposition of rental properties	4,180	—	—	—	—	—	4,180

Net earnings	$39,686	$13,061	$25,020	$(29,110)	$—	$174	$48,831

(1)	Identifiable assets, EBDT and net earnings presented under the caption “Other” relates to the Lumber Group, which is no longer a reportable segment.
(2)	See Consolidated Statements of Earnings on page 63 for reconciliation of EBIT to net earnings.
(3)	Early extinguishment of debt, which was formerly reported as an extraordinary item, is now reported in operating earnings. However, early extinguishment of debt was excluded from EBDT through the year ended January 31, 2003. Beginning February 1, 2003, early extinguishment of debt was included in EBDT.
(4)	See Note Q – Discontinued Operations starting on page 94 for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
M. Leases
      The following tables include all lease obligations of the Company.
The Company as Lessor
      The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year.

Years Ending January 31,

(in thousands)
2006	$395,691
2007	381,425
2008	370,394
2009	374,098
2010	360,474
Later years	2,283,219

$4,165,301

      Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes, utilities and operating costs which is included in revenues from rental properties in the Consolidated Statements of Earnings. The following table summarizes total reimbursements.

Years Ending January 31,

(in thousands)
2005	$135,619
2004	$105,944
2003	$102,772
The Company as Lessee
      The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases in Boston and New York City, the majority of which expire between the years 2035 and 2100, excluding optional renewal periods.
      Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2005 are as follows.

Years Ending January 31,

(in thousands)
2006	$17,307
2007	17,133
2008	16,701
2009	16,543
2010	16,564
Later years	976,279

$1,060,527

      The following table summarizes rent expense paid.

Years Ending January 31,

(in thousands)
2005	$20,979
2004	$20,725
2003	$20,748

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
N. Commitments and Contingencies
      The Company has adopted the provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). The Company believes the risk of payment under these guarantees as described below is remote and, to date, no payments have been made under these guarantees.
      As of January 31, 2005, the Company has guaranteed loans totaling $3,200,000, relating to a $1,800,000 bank loan for the Sterling Glen of Rye Brook supported-living Residential Group project in Rye Brook, New York and the Company’s $1,400,000 share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in the Company’s Consolidated Financial Statements at January 31, 2005, pursuant to the provisions of FIN No. 45. The bank loan guaranty is expected to terminate in early 2005. The bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company also had outstanding letters of credit of $41,678,000 as of January 31, 2005. The maximum potential amount of future payments on the guaranteed loans and letters of credit the Company could be required to make is the total amounts noted above.
      As a general partner for certain limited partnerships, the Company guaranteed the funding of operating deficits of newly-opened apartment projects for an average of five years. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in the Company’s Consolidated Financial Statements at January 31, 2005, pursuant to the provisions of FIN No. 45. At January 31, 2005, the maximum potential amount of future payments on these operating deficit guarantees the Company could be required to make was approximately $8,870,000. The Company would seek to recover any amounts paid through refinancing or sales proceeds of the apartment project. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive, or the loss of allocated tax credits and tax losses. At January 31, 2005 the maximum potential payment under these tax indemnity guarantees was approximately $63,610,000. The Company believes that all necessary requirements for qualifications for such tax credits have been and will be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company has obtained legal opinions from nationally recognized law firms supporting the validity of the tax credits. The Company does not expect to make any payments under these guarantees.
      The Company’s mortgage loans are all non-recourse, however in some cases lenders carve-out certain items from the non-recourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2005 the outstanding balance of the partners’ share of these loans was approximately $390,170,000. The Company believes the risk of payment on the carve-out guarantees is mitigated in most cases by the fact the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and insurance coverage for items such as fraud.
      The Company customarily guarantees lien-free completion of projects under construction. Upon completion, the guarantees are released. At January 31, 2005, the Company has guaranteed completion of construction of development projects with a total cost of $2,853,057,000, which are approximately 43.4% complete in the aggregate. The projects have total loan commitments of $2,328,029,000, of which approximately $1,172,681,000 was outstanding at January 31, 2005. The Company’s subsidiaries have been successful in consistently delivering lien-free completion of construction projects, without calling the Company’s guarantees of completion.
      The Company is also involved in certain claims and litigation related to its operations. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
      On August 16, 2004, the Company purchased an ownership interest in the NBA franchise known as the Nets that will be reported on the equity method of accounting. Although the Company has a legal ownership interest of approximately 15% in the Nets, the Company currently recognized approximately 38% of the net loss for 2004 because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation in the fair value of the Nets. In connection with the purchase of the franchise, the Company has provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. The Company’s indemnity is limited to $100,000,000 and is effective

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
N.     Commitments and Contingencies (continued)
as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company has insurance coverage of approximately $100,000,000 in connection with such indemnity. The Company evaluated the indemnity guarantee in accordance with FIN No. 45 and determined that the fair value for the Company’s liability for its obligations under the guarantee was not material.
      Certain of the Company’s ground leases include provisions requiring it to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities were generally entered into prior to January 31, 2003, and therefore, have not been recorded in the Company’s Consolidated Financial Statements at January 31, 2005 in accordance with FIN No. 45. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
      The Company is party to an easement agreement under which it has agreed to indemnify a third party for any claims or damages arising from the use of the easement area of one of its development projects. The Company has also entered into an environmental indemnity at one of its development projects whereby it agrees to indemnify a third party for the cost of remediating any environmental condition. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered or actual remediation costs incurred. The Company mitigates its exposure to loss related to the easement agreement and environmental indemnity through insurance coverage.
      Stapleton Land has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.
      In addition, the Nets are a party to an arbitration challenging an insurance company’s denial of temporary total disability benefits on one of its former players. The maximum amount of the Company’s share of this claim approximates $8,000,000. This claim is being vigorously defended, and is not possible to predict the ultimate outcome of this dispute at this time.
O. Stock-Based Compensation
      The 1994 Stock Plan (“Plan”), as renamed and amended in June 2004 by shareholder approval, permits the award of Class A stock options, restricted shares and restricted stock units to key employees and non-employee directors of the Company. The aggregate maximum number of shares that may be issued during the term of the Plan is 5,875,000. The maximum award to an individual in any calendar year is 112,500 restricted shares or restricted stock units and 200,000 stock options. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value per share of the stock on the date of grant. The Plan requires further approval by the shareholders to lower the exercise price of stock options outstanding or to cancel and replace stock options at a lower exercise price. The Company has not amended the terms of any previously issued options. The Plan is administered by the Compensation Committee of the Board of Directors. The Company granted -0-, 677,300 and -0- stock options in 2004, 2003 and 2002, respectively. All options granted under the Plan to date have been for a term of 10 years and vest ratably over four years.
      The information required by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” relating to the pro forma effect on net earnings and earnings per share had the fair value based method under SFAS No. 123 been used for stock options is located in Note A — “Summary of Significant Accounting Policies, Stock-Based Compensation”.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants in 2003: dividend yield of .7%; expected volatility of 31.9%; risk-free interest rate of 3.7%; expected life of 8.7 years; and turnover of 2.6%. A summary of stock option activity is presented below.

	Years Ended January 31,

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	2,086,255	$24.09	1,659,008	$20.30	1,859,251	$19.87
Granted	—	$—	677,300	$31.25	—	$—
Exercised	(364,813)	$14.69	(218,329)	$16.65	(192,143)	$16.38
Forfeited	(16,200)	$22.31	(31,724)	$29.58	(8,100)	$14.92

Outstanding at end of year	1,705,242	$26.12	2,086,255	$24.09	1,659,008	$20.30

Options exercisable at end of year	744,742	$20.61	967,582	$17.11	761,799	$15.47
Number of shares available for granting of options at end of year	2,978,430		2,962,230		3,607,806
Weighted average fair value of options granted during the year	$—		$13.13		$—

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
O. Stock-Based Compensation (continued)
      The following table summarizes information about fixed stock options outstanding at January 31, 2005.

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of Exercise Prices	January 31, 2005	Contractual Life	Exercise Prices	January 31, 2005	Exercise Prices

$ 8.18 – 12.27	20,250	1.6 years	$9.58	20,250	$9.58
$12.27 – 16.36	207,795	4.2 years	$14.92	207,795	$14.92
$16.36 – 20.45	276,080	3.2 years	$18.95	276,080	$18.95
$20.45 – 24.54	7,500	5.6 years	$23.38	7,500	$23.38
$24.54 – 28.63	532,517	6.1 years	$28.53	233,117	$28.53
$28.63 – 32.72	645,700	8.1 years	$31.00	—	$—
$36.81 – 40.90	15,400	8.5 years	$40.90	—	$—

	1,705,242			744,742

      The Compensation Committee granted 112,500 shares of restricted Class A common stock to key employees in 2003. The restricted shares were awarded out of treasury stock, having a cost basis of $1,012,500 with rights to vote the shares and receive dividends while being subject to restrictions on disposition and transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. The market value on the date of grant of $3,487,500 was recorded as unearned compensation to be charged to expense over the respective vesting periods. The unearned compensation of these and prior restricted stock awards is reported as an offset of Additional Paid-In Capital in the accompanying consolidated financial statements. The unamortized unearned compensation relating to all restricted stock amounted to $3,087,000, $4,919,000 and $2,627,000 at January 31, 2005, 2004 and 2003, respectively.

P.	Earnings Per Share
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings from continuing operations.”

		Weighted
	Earnings from	Average
	Continuing	Common
	Operations	Shares	Per
	(Numerator)	Outstanding	Common
Years Ended January 31,	(in thousands)	(Denominator)	Share

2005
Basic earnings per share	$40,056	50,100,817	$.80
Effect of dilutive securities-stock options	—	822,211	(.01)

Diluted earnings per share	$40,056	50,923,028	$.79

2004
Basic earnings per share	$33,834	49,875,430	$.68
Effect of dilutive securities-stock options	—	696,743	(.01)

Diluted earnings per share	$33,834	50,572,173	$.67

2003
Basic earnings per share	$41,496	49,609,046	$.84
Effect of dilutive securities-stock options	—	569,469	(.01)

Diluted earnings per share	$41,496	50,178,515	$.83

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Q.	Discontinued Operations
      Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the years ended January 31, 2005, 2004 and 2003. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
      Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s share of gains on equity method investments sold for the years ended January 31, 2005, 2004 and 2003, which are included in equity in earnings of unconsolidated entities and earnings from continuing operations in the Consolidated Statements of Earnings.

		Years Ended January 31,

		2005	2004	2003

		(in thousands)
Gains (Loss) on Dispositions of Equity Method Investments
Chapel Hill Mall	Akron, Ohio	$27,943	$—	$—
Chapel Hill Suburban	Akron, Ohio	915	—	—
Manhattan Town Center Mall	Manhattan, Kansas	3,138	—	—
Waterford Village	Indianapolis, Indiana	—	(3,573)	—

Total		$31,996	$(3,573)	$—

      The following table summarizes rental properties included in discontinued operations.

			Quarter/	Year	Year	Year
		Square Feet/	Year	Ended	Ended	Ended
Property	Location	Number of Units	Sold	1/31/2005	1/31/2004	1/31/2003

Commercial Group:
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	Yes	Yes	Yes
Pavilion	San Jose, California	250,000 square feet	Q-3 2004	Yes	Yes	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	Yes	Yes	Yes
Courtland Center	Flint, Michigan	458,000 square feet	Q-4 2002	—	—	Yes
Bay Street	Staten Island, New York	16,000 square feet	Q-4 2002	—	—	Yes
Residential Group:
Arboretum Place	Newport News, Virginia	184 units	Q-4 2004	Yes	Yes	—	(1)
Bridgewater	Hampton, Virginia	216 units	Q-4 2004	Yes	Yes	—	(1)
Colony Woods	Bellevue, Washington	396 units	Q-4 2004	Yes	Yes	Yes
Silver Hill	Newport News, Virginia	153 units	Q-4 2004	Yes	Yes	—	(1)
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q-4 2004	Yes	Yes	—	(1)
Regency Towers	Jackson, New Jersey	372 units	Q-3 2004	Yes	Yes	Yes
Woodlake	Silver Spring, Maryland	534 units	Q-1 2004	Yes	Yes	Yes
Laurels	Justice, Illinois	520 units	Q-3 2003	—	Yes	Yes
Vineyards	Broadview Heights, Ohio	336 units	Q-3 2003	—	Yes	Yes
Trowbridge	Southfield, Michigan	305 units	Q-1 2003	—	Yes	Yes

(1)	The partnership agreements related to these properties were amended during the year ended January 31, 2004, and as a result these properties switched from the equity method of accounting to full consolidation. Therefore, there is no impact on discontinued operations prior to the fourth quarter of fiscal year 2003.
     In addition, the Company’s Lumber Group strategic business unit (formerly presented as Lumber Trading Group segment) was included in discontinued operations for the years ended January 31, 2005, 2004 and 2003. Lumber Group is a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the new construction industry and to home remodelers.
      Substantially all of the assets of the Lumber Group were sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable from the buyer, the remaining purchase price and interest accrues at 6.0% will be paid over the next five years. In the year ended January 31, 2005, the Company reported a gain on disposition of this segment of approximately $20,920,000 ($11,501,000, net of tax) net of $1,093,000 loss related to the sale of Babin. The Company has deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain, if any, will be recognized over the next five years as the note receivable is collected.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Q.	Discontinued Operations (continued)
      Summarized financial information for Lumber Group’s assets and liabilities that have been classified as held for sale in the Consolidated Balance Sheet were as follows:

January 31,
2004

(in thousands)
Assets
Real estate	$3,769
Notes and accounts receivable(1)	206,634
Allowance for doubtful accounts	(1,127)
Inventories	46,140
Other assets	992

Total Assets	$256,408

Liabilities
Notes payable(2)	$66,081
Accounts payable and accrued expenses	176,801

Total Liabilities	$242,882

(1)	The weighted average interest rate at January 31, 2004 was 8.53%.

(2)	The weighted average interest rate at January 31, 2004 was 3.17%.
     Notes payable at January 31, 2004 reflected borrowings on the Lumber Group’s three year revolving line of credit with a borrowing capacity of $120,000,000 (with an ability to expand to $180,000,000), which became effective on October 23, 2003. The bank line of credit allowed for outstanding letters of credit in the amount of the difference between the collateral balance available or the line limit (whichever is less) less the outstanding loan balance, with a maximum limit of $10,000,000. At January 31, 2004, $3,484,000 letters of credit were outstanding.
      Borrowings under the current bank line of credit were collateralized by all the assets of the Lumber Group, bear interest at the lender’s prime rate or London Interbank Offered Rate (LIBOR) plus an applicable margin ranging from 1.75% to 2.25% and had a fee of 0.25% to 0.50% per year on the unused portion of the available commitment. The LIBOR loan margin and unused commitment fee were based on an average quarterly borrowing base availability. Terms of the previous bank line of credit were similar to those described under the current line of credit. The revolving line of credit would have expired on October 23, 2006.
      To protect against risks associated with the variable interest rates on current and future borrowings on the revolving line of credit, the Lumber Group entered into an interest rate swap on October 29, 2003 with a notional amount of $20,000,000. The swap fixed the LIBOR interest rate at 1.65% and was effective through January 31, 2005.
      The Company has no further obligation relating to the Lumber Group’s obligations at January 31, 2005.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Q.	Discontinued Operations (continued)
      Gain on Disposition of Rental Properties and Lumber Group – The following table summarizes the gain on disposition of Rental Properties and Lumber Group by year.

		Years Ended January 31,

		2005	2004	2003

		(in thousands)
Discontinued Operations
Lumber Group(1)	Portland, Oregon	$20,920	$—	$—
Regency Towers(2)	Jackson, New Jersey	25,390	—	—
Woodlake(2)	Silver Spring, Maryland	19,499	—	—
Bridgewater	Hampton, Virginia	7,161	—	—
Pavilion	San Jose, California	4,222	—	—
Trellis at Lee’s Mill	Newport News, Virginia	3,444	—	—
Hunting Park	Philadelphia, Pennsylvania	2,176	—	—
Arboretum	Newport News, Virginia	2,047	—	—
Flatbush Avenue	Brooklyn, New York	2,060	—	—
Colony Woods(2)	Bellevue, Washington	5,193	—	—
Silver Hill	Newport News, Virginia	133	—	—
Laurels(2)	Justice, Illinois	—	4,249	—
Vineyards(2)	Broadview Heights, Ohio	—	2,109	—
Trowbridge	Southfield, Michigan	—	538	—
Courtland Center	Flint, Michigan	—	—	7,087
Bay Street	Staten Island, New York	—	—	125
Other		—	(127)	(243)

Total		$92,245	$6,769	$6,969

(1)	Net of $1,093 loss on the disposition of Babin Building Centers, Inc.

(2)	Sold in a tax-deferred exchange. The proceeds are reinvested through a qualified intermediary in replacement assets under Section 1031 of the Internal Revenue Code.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Q.	Discontinued Operations (continued)
     The operating results related to assets sold and held for sale were as follows:

	Year Ended January 31, 2005			Year Ended January 31, 2004

	Lumber	Rental		Lumber	Rental
	Group	Properties	Total	Group	Properties	Total

	(in thousands)			(in thousands)
Revenues	$111,516	$18,757	$130,273	$123,238	$33,449	$156,687
Expenses
Operating expenses	97,235	8,641	105,876	110,139	15,869	126,008
Interest expense	3,633	5,586	9,219	3,302	9,701	13,003
Loss on early extinguishment of debt	—	2,576	2,576	—	190	190
Provision for decline in real estate	—	—	—	—	1,104	1,104
Depreciation and amortization	1,272	2,917	4,189	1,891	5,093	6,984

	102,140	19,720	121,860	115,332	31,957	147,289

Interest income	14	240	254	11	106	117
Gain on disposition of rental properties and Lumber Group	20,920	71,325	92,245	—	6,769	6,769

Earnings before income taxes	30,310	70,602	100,912	7,917	8,367	16,284

Income tax expense
Current	9,703	5,469	15,172	3,798	2,433	6,231
Deferred	4,561	20,933	25,494	418	506	924

	14,264	26,402	40,666	4,216	2,939	7,155

Earnings before minority interest	16,046	44,200	60,246	3,701	5,428	9,129

Minority interest	—	3,835	3,835	—	294	294

Net earnings from discontinued operations	$16,046	$40,365	$56,411	$3,701	$5,134	$8,835

	Year Ended January 31, 2003

	Lumber	Rental
	Group	Properties	Total

	(in thousands)
Revenues	$97,051	$45,662	$142,713
Expenses
Operating expenses	91,121	22,673	113,794
Interest expense	2,655	11,070	13,725
Depreciation and amortization	2,153	8,209	10,362

	95,929	41,952	137,881

Interest income	9	38	47
Gain on disposition of rental properties	—	6,969	6,969

Earnings before income taxes	1,131	10,717	11,848

Income tax expense (benefit)
Current	1,165	1,832	2,997
Deferred	(208)	1,618	1,410

	957	3,450	4,407

Earnings before minority interest	174	7,267	7,441

Minority interest	—	106	106

Net earnings from discontinued operations	$174	$7,161	$7,335

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

R.	Provision for Decline in Real Estate, Early Extinguishment of Debt and Cumulative Effect of Change in Accounting Principle
      Provision for Decline in Real Estate – During the years ended January 31, 2005, 2004 and 2003 the Company recorded a Provision for Decline in Real Estate totaling $-0-, $2,134,000 and $8,221,000, respectively. The provisions represent the adjustment to fair market value of land held by the Residential and Commercial Groups.
      Early Extinguishment of Debt – For the year ended January 31, 2005 the Company has recorded $5,082,000 as loss on early extinguishment of debt, which represents the impact of early extinguishment of nonrecourse mortgage debt in order to secure more favorable financing terms.
      For the year ended January 31, 2004, the Company recorded $10,718,000 as Loss on Early Extinguishment of Debt. This amount is primarily the result of the payment in full of the Company’s $200,000,000, 8.5% senior notes due in 2008 at a premium of 104.25% for a loss on extinguishment of $8,500,000 related to redemption premium and $3,000,000 related to the write-off of unamortized debt issue costs. These charges were offset, in part, by net gains on early extinguishment of debt of approximately $800,000 on several residential properties.
      For the year ended January 31, 2003, the Company reclassified $1,653,000 of early extinguishment of debt from Extraordinary Loss to Loss on Early Extinguishment of Debt to conform to the new guidance. These losses represented the impact of early extinguishment of nonrecourse debt in order to secure more favorable financing terms. The Company recorded losses related to Lofts at 1835 Arch, a residential property located in Philadelphia, Pennsylvania, Autumn Ridge and Cambridge Towers, residential properties located in Michigan, New Jersey, and Mount Vernon Square, a residential property located in Alexandria, Virginia.
      The following table summarizes early extinguishment of debt related to those properties reflected as discontinued operations.

		Years Ended January 31,

		2005	2004	2003

		(in thousands)
Regency Towers	Jackson, New Jersey	$157	$—	$—
Woodlake	Silver Spring, Maryland	238	—	—
Trellis at Lee’s Mill	Newport News, Virginia	624	—	—
Bridgewater	Hampton, Virginia	1,557	—	—
Laurels	Justice, Illinois	—	145	—
Vineyards	Broadview Heights, Ohio	—	45	—

Total		$2,576	$190	$—

      Cumulative Effect of Change in Accounting Principle – For the year ended January 31, 2005, we recorded a charge of $18,628,000 ($11,261,000 net of tax) for the cumulative effect of change in accounting principle, in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings. This charge consisted primarily of accumulated depreciation and amortization expense, net of minority interest, of the newly-consolidated VIEs which were previously accounted for on the cost method. See the New Accounting Standards — FIN No. 46 (R) section of the MD&A for further information.
      The overall impact resulting from the adoption of FIN No. 46 (R) to the Commercial Group was a pre-tax charge of $789,000 from the consolidation of Showcase II, a specialty retail center located in Las Vegas, Nevada that was previously accounted for under the equity method of accounting.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

R.	Provision for Decline in Real Estate, Early Extinguishment of Debt and Cumulative Effect of Change in Accounting Principle (continued)
      The overall impact resulting from the adoption of FIN No. 46 (R) to the Residential Group was a pre-tax charge of $17,839,000. The following summarizes the key components of the impact of the adoption FIN No. 46 (R):

•	Cumulative effect of $4,403,000 resulting from the Company being deemed the primary beneficiary in VIEs that hold notes payable to the Residential Group and have equity method investments in 16 properties that are subsidized by the U.S. Department of Housing and Urban Development. These investments were previously accounted for under the cost method;
•	Cumulative effect of $3,801,000 resulting from the Company being deemed the primary beneficiary in a VIE that holds a note payable to the Residential Group and has an equity method investment in Millender Center, a mixed-use residential, office and retail complex in Detroit, Michigan. This investment was previously accounted for under the cost method;
•	Cumulative effect of $3,301,000 resulting from the Company being deemed the primary beneficiary in a VIE that holds a note payable to the Residential Group and has an equity method investment in 101 San Fernando, a residential community in San Jose, California. This investment was previously accounted for under the equity method;
•	Cumulative effect of $6,334,000 resulting from the Company being deemed the primary beneficiary in a VIE, Queenswood, a residential community in Corona, New York. This investment was previously accounted for under the equity method.

S.	Subsequent Events
      On February 11, 2005, the Company sold Showcase specialty retail center as well as the ground lease and expansion rights to Showcase located in Las Vegas, Nevada. The property was accounted for under the equity method of accounting. The Company’s gain on disposition as a result of the sale is estimated to be approximately $19,000,000 (approximately $11,500,000 net of tax).
      On March 21, 2005, the Company sold its 50 percent equity method investment in Colony Place apartment community. Colony Place is a 300-unit garden apartment community located in Fort Meyers, Florida and was acquired in 2003. The $31.3 million transaction was structured as a tax-deferred exchange. It will result in an after-tax gain, at the Company’s ownership percentage, of approximately $3.4 million.
      The Company was selected by Pfizer to acquire and redevelop its current campus in Skokie, Illinois. The site, which the Company purchased for $43,000,000 contains approximately 1,000,000 square feet of existing space on 22 acres with potential to expand.
      In March 2005, the Company’s bank group committed to amend its long-term credit facility. The amendment extends the maturity by one year to March 2008, lowers the Company’s borrowing rate to 1.95% over LIBOR or 1/2% over the prime rate, eliminates the higher rate tier on the last $50,000,000 of borrowings, and contains an accordion provision which allows the Company to increase the availability under the revolving line of credit by $100,000,000 in the next 24 months. The amendment also increases the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 and adds a swing line availability of $40,000,000 for up to three business days.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended

	January 31,	October 31,	July 31,	April 30,
	2005	2004	2004	2004

	(in thousands, except per share data)
Revenues from real estate operations originally reported	$286,895	$256,108	$305,943	$288,581
Interest income(1)	—	(4,440)	(6,099)	(1,884)
Discontinued operations(4)	—	—	(36,405)	(46,848)

Revenues from real estate operations	$286,895	$251,668	$263,439	$239,849
Earnings before income taxes, as originally reported	$(6,685)	$31,962	$66,951	$19,610
Discontinued operations(4)	—	—	(3,974)	(5,388)

Earnings before income taxes	$(6,685)	$31,962	$62,977	$14,222
Net earnings	$5,840	$37,340	$34,823	$7,203
Basic net earnings per common share(2)	$0.12	$0.75	$0.70	$0.14
Diluted net earnings per common share(2)	$0.12	$0.73	$0.68	$0.14
Quarterly dividends declared per common share Class A and Class B(3)	$0.30 (5)	$0.10	$0.10	$0.09
Market price range of common stock
Class A
High	$58.70	$56.50	$53.75	$55.00
Low	$53.30	$52.01	$49.75	$50.60
Class B
High	$59.90	$56.80	$53.55	$55.00
Low	$53.59	$52.05	$49.90	$51.83

	Quarter Ended

	January 31,	October 31,	July 31,	April 30,
	2004	2003	2003	2003

	(in thousands, except per share data)
Revenues from real estate operations previously reported	$219,932	$231,632	$196,538	$200,019
Earnings before income taxes, as previously reported	$(12,871)	$37,668	$15,956	$26,294
Net earnings	$(4,698)	$25,972	$6,603	$14,792
Basic net earnings per common share(2)	$(0.09)	$0.52	$0.13	$0.30
Diluted net earnings per common share(2)	$(0.09)	$0.51	$0.13	$0.29
Quarterly dividends declared per common share Class A and Class B(3)	$0.09	$0.09	$0.09	$0.06
Market price range of common stock
Class A
High	$52.50	$44.60	$41.00	$36.78
Low	$44.31	$39.82	$36.50	$30.84
Class B
High	$51.85	$44.50	$42.40	$36.70
Low	$44.80	$40.65	$36.60	$31.25
      Both classes of common stock are traded on the New York Stock Exchange under the symbols FCEA and FCEB. As of March 1, 2005, the number of registered holders of Class A and Class B common stock were 742 and 496, respectively.

(1)	Interest Income, which was formerly included in revenues from real estate operations, is now presented separately on the Company’s Consolidated Statement of Earnings on a separate line item below total expenses. Quarterly data for the periods ended April 30, July 31, and October 31, 2003 and 2004, and January 31, 2004 is shown as previously reported and reconciled to the Company’s year end presentation.

(2)	Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ earnings per share may not equal the annual earnings per share due to the weighting of stock and option activity occurring during the year. All earnings per share disclosures appearing in these financial statements were computed assuming dilution unless otherwise indicated.

(3)	Future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. Retained earnings of $5,401 was available for payment of dividends as of January 31, 2005, under the restrictions contained in the revolving credit agreement with a group of banks. On March 22, 2005, the anniversary date of the long-term credit facility, this amount was restated to $30,000.

(4)	The Company adopted the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This item is explained in Note Q in the Notes to the Consolidated Financial Statements. Quarterly data for the periods ended April 30, July 31, and October 31, 2004, is shown as reported and reconciled to the Company’s year-end presentation.

(5)	Includes special one-time dividend of $.20 per share in recognition of the sale of an entire strategic business unit, Forest City Trading Group, Inc., a lumber wholesaler.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls
      The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), (of the effectiveness of the Company’s disclosure controls and procedures.) Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the President and Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions involving our assets;
(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      Our management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control – Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of January 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 60-61 of this Annual Report on Form 10-K and is incorporated herein by reference.
Respectfully,
/s/ CHARLES A. RATNER

Charles A. Ratner
President and Chief Executive Officer
/s/ THOMAS G. SMITH

Thomas G. Smith
Executive Vice President,
Chief Financial Officer and Secretary

Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
      None.
PART III
Item 10.  Directors and Executive Officers of the Registrant

(a)	Identification of Directors (including the Company’s assessment of Director independence) will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2005 and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the registrant are reported in Part I of this Form 10-K.

(c)	The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2005 and is incorporated herein by reference.
The Company’s assessment of an audit committee “financial expert” is contained in a definitive proxy statement which the registrant anticipates will be filed by April 30, 2005 and is incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.
Item 11.  Executive Compensation
The information required by this item is contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2005 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2005 and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions
The information required by this item will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2005 and is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
The information required by this item will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2005 and is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Financial Statements Schedules
      (a) List of Documents filed as part of this report.
         1. Financial statements and supplementary data included in Part II, Item 8:

Management’s Report
Report of Independent Auditors
Consolidated Balance Sheets – January 31, 2005 and 2004
Consolidated Statements of Earnings for the years ended January 31, 2005, 2004 and 2003
Consolidated Statements of Comprehensive Income for the years ended January 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended January 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

Individual financial statements of entities accounted for by the equity method have been omitted because such entities considered in the aggregate as a single subsidiary would not constitute a significant subsidiary.
         2. Financial statements and schedules required by Part II, Item 8 are included in Part IV Item 15(c):

Page No.

Schedule II – Valuation and Qualifying Accounts for the years ended January 31, 2005, 2004 and 2003	109
Schedule III – Real Estate and Accumulated Depreciation at January 31, 2005 with reconciliations for the years ended January 31, 2005, 2004 and 2003	110-111

The report of the independent registered public accounting firm with respect to the above listed financial statement schedules appears on pages 60-61.

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.
         3. Exhibits – see (b) below.

      (b) Exhibits

Exhibit
Number			Description of Document

3.1		–	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372)
3.2		–	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372)
3.3		–	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437)
3.4		–	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925)
4.1		–	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695)
4.2		–	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695)
4.3		–	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1-4372)
4.4		–	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File no. 1-4372)
4.5		–	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2004 (File no. 1-4372)
+10	.1	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.2	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.3	–	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.4	–	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.5	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)

Exhibit
Number			Description of Document

+10	.6	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.7	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.8	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.9	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.10	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.11	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.12	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.13	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.14	–	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.15	–	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.16	–	1994 Stock Plan, as Amended, Restated and Renamed as of June 8, 2004, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 8, 2004 (File No. 1-4372)

Exhibit
Number			Description of Document

+10	.17	–	Amended and Restated form of Stock Option Agreement, effective as of July 16, 1998, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended October 31, 1998 (File No. 1-4372)
+10	.18	–	Form of Restricted Stock Agreement between Forest City Enterprises, Inc. and the grantee, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K for the year ended January 31, 2003 (File No. 1-4372)
+10	.19	–	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372)
+10	.20	–	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372)
+10	.21	–	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372)
+10	.22	–	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912)
+10	.23	–	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912)
+10	.24	–	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372)
+10	.25	–	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372)
+10	.26	–	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372)
+10	.27	–	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372)
+10	.28	–	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372)
+10	.29	–	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372)
+10	.30	–	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372)
+10	.31	–	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372)
+10	.32	–	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372)

Exhibit
Number			Description of Document

+10	.33	–	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372)
+10	.34	–	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372)
10.35		–	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372)
10.36		–	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372)
*10	.37	–	First amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent
*10	.38	–	First amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent
+10	.39	–	Forest City Enterprises, Inc. Executive Bonus Plan
+10	.40	–	Forest City Enterprises, Inc. Board of Directors Compensation Policy
+10	.41	–	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives
+10	.42	–	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors
*21		–	Subsidiaries of the Registrant
*23		–	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-41437 and 333-87378) and Forms S-8 (Registration No. 33-65058, 333-38912, 333-61925 and 333-122172)
*24		–	Powers of attorney
*31	.1	–	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31	.2	–	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	.1	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).
*Filed herewith.

(c) Financial Statement Schedules
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	of Period	Expenses		Deductions		Period

	(in thousands)
Allowance for doubtful accounts
January 31, 2005	$12,209	$3,215		$4,693	(a)	$10,731
January 31, 2004	$10,383	$2,627		$801	(a)	$12,209
January 31, 2003	$10,726	$2,819		$3,162	(a)	$10,383

Notes receivable reserve
January 31, 2005	$16,605	$—		$16,201	(d)	$404
January 31, 2004	$20,283	$6,740		$10,418	(c)	$16,605
January 31, 2003	$22,780	$2,820		$5,317	(c)	$20,283

Reserve for project write-offs
January 31, 2005	$19,086	$13,898	(b)	$12,998		$19,986
January 31, 2004	$19,086	$17,722	(b)	$17,722		$19,086
January 31, 2003	$15,586	$7,920	(b)	$4,420		$19,086

Valuation reserve on other investments
January 31, 2005	$6,752	$—		$68		$6,684
January 31, 2004	$6,096	$656		$—		$6,752
January 31, 2003	$5,465	$631		$—		$6,096

Valuation reserve on tax benefits
January 31, 2005	$902	$11,943		$337		$12,508
January 31, 2004	$908	$—		$6		$902
January 31, 2003	$1,457	$400		$949		$908

(a)	Uncollectible accounts written off and $1,429 related to the disposition of the Lumber Group in the year ended January 31, 2005.

(b)	Additions charged to costs and expenses were recorded net of abandoned development projects written off of $12,998, $17,722 and $4,420 for the years ended January 31, 2005, 2004, and 2003, respectively.

(c)	Primarily represents the reversal of reserves against notes receivable from various Federally Subsidized housing projects. See Note B in the Notes to Consolidated Financial Statements.

(d)	Reserves on notes related to equity investments were eliminated as a result of the new consolidation requirements under FIN No. 46 (R).

(e)	Certain valuations were netted with other tax benefits in years prior to January 31, 2005.

(c) Financial Statement Schedules (continued)
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

Forest City Enterprises, Inc. and Subsidiaries

						Gross amount at which carried
				Cost capitalized		at close of January 31, 2005
		Initial cost		subsequent								Range of lives (in years)
		to Company		to acquisition								on which depreciation
	Amount of						(B)		Accumulated			in latest income
	Encumbrance						Buildings		depreciation			statement is computed
	At January 31,		Buildings and		Carrying	(A)	and	Total	at January 31,	Date of	Date
Description of Property	2005	Land	Improvements	Improvements	costs	Land	Improvements	(A)(B)	2005(C)	construction	acquired	Buildings	Improvements

	(in thousands)
Apartments:
Miscellaneous investments	$1,082,053	$130,947	$1,157,429	$82,305	$77,898	$137,204	$1,311,375	$1,448,579	$163,164	Various	—	Various	Various
Shopping Centers:
Miscellaneous investments	1,649,594	210,704	1,537,551	253,206	79,652	263,814	1,817,299	2,081,113	240,326	Various	—	Various	Various
Office Buildings:
Miscellaneous investments	1,627,880	31,399	1,847,908	236,385	132,277	96,195	2,151,774	2,247,969	466,961	Various	—	Various	Various
Leasehold improvements and other equipment:
Miscellaneous investments	—	—	17,396	—	—	—	17,396	17,396	4,046	—	Various	Various	Various
Under Construction:
Miscellaneous investments	331,127	170,392	464,049	—	—	170,392	464,049	634,441	—
Developed Land:
Miscellaneous investments	96,537	94,907	—	—	—	94,907	—	94,907	—

Total	$4,787,191	$638,349	$5,024,333	$571,896	$289,827	$762,512	$5,761,893	$6,524,405	$874,497

(A)	The aggregate cost at January 31, 2005 for federal income tax purposes was $5,740,055. For (B) and (C) refer to the following page.

(c) Financial Statement Schedules (continued)
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

	Years Ended January 31,

	2005	2004	2003

	(in thousands)
(B) Reconciliations of total real estate carrying value are as follows:
Balance at beginning of period	$5,082,595	$4,474,137	$3,944,153
Additions during period –
Improvements	912,946	313,127	412,990
Other additions	624,672	—	—
Other acquisitions	108,076	382,472	156,157

	1,645,694	695,599	569,147

Deductions during period –
Cost of real estate sold or retired	(203,884)	(87,141)	(39,163)

Balance at end of period	$6,524,405	$5,082,595	$4,474,137

(C) Reconciliations of accumulated depreciation are as follows:
Balance at beginning of period	$715,482	$615,563	$537,325
Additions during period –
Charged to profit or loss	137,900	105,115	94,423
Net other additions (deductions) during period –
Acquisitions, retirements and sales	21,115	(5,196)	(16,185)

Balance at end of period	$874,497	$715,482	$615,563

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forest City Enterprises, Inc.
(Registrant)
Date:  March 31, 2005

By:	/s/ Charles A. Ratner

(Charles A. Ratner, President and Chief Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Albert B. Ratner)	Co-Chairman of the Board and Director	March 31, 2005

* (Samuel H. Miller)	Co-Chairman of the Board, Treasurer and Director	March 31, 2005

/s/ Charles A. Ratner (Charles A. Ratner)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Thomas G. Smith (Thomas G. Smith)	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 31, 2005

/s/ Linda M. Kane (Linda M. Kane)	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 31, 2005

* (James A. Ratner)	Executive Vice President and Director	March 31, 2005

* (Ronald A. Ratner)	Executive Vice President and Director	March 31, 2005

* (Brian J. Ratner)	Executive Vice President and Director	March 31, 2005

* (Deborah Ratner Salzberg)	Director	March 31, 2005

* (Michael P. Esposito, Jr.)	Director	March 31, 2005

* (Scott S. Cowen)	Director	March 31, 2005

* (Jerry V. Jarrett)	Director	March 31, 2005

* (Joan K. Shafran)	Director	March 31, 2005

* (Louis Stokes)	Director	March 31, 2005

* (Stan Ross)	Director	March 31, 2005
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material by April 30, 2005.
The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ Charles A. Ratner	March 31, 2005

(Charles A. Ratner, Attorney-in-Fact)

EXHIBITS FILED HEREWITH

Exhibit
Number

10.37	–	First amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent.
10.38	–	First amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent.
21	–	Subsidiaries of the Registrant.
23	–	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-22695, 333-41437, 333-84282 and 333-87378) and Forms S-8 (Registration No. 33-65054, 33-65058, 333-38912 and 333-61925).
24	–	Powers of attorney.
31.1	–	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	–	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.