Form 10-Q
period 2005-04-30
FOREST CITY ENTERPRISES INC
filed 2005-06-09
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the quarterly period ended April 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
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
YES ☑     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2005

Class A Common Stock, $.33 1/3 par value	37,202,012 shares

Class B Common Stock, $.33 1/3 par value	13,248,480 shares

(THIS PAGE INTENTIONALLY LEFT BLANK)

Forest City Enterprises, Inc. and Subsidiaries

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets – April 30, 2005 (Unaudited) and January 31, 2005	2

Consolidated Statements of Earnings (Unaudited) Three Months Ended April 30, 2005 and 2004	3

Consolidated Statements of Comprehensive Income (Unaudited) Three Months Ended April 30, 2005 and 2004	4

Consolidated Statements of Shareholders’ Equity (Unaudited) Three Months Ended April 30, 2005 and 2004	4

Consolidated Statements of Cash Flows (Unaudited) Three Months Ended April 30, 2005 and 2004	5-7

Notes to Consolidated Financial Statements (Unaudited)	8-21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-39

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40-42

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 5. Other Information	44

Item 6. Exhibits	45-48

Signatures	49

Certifications
EX-10.17 Amend and Restate Form of Stock Option Agreement
EX-10.18 Amend and Restated Form of Restricted Stock Agrmt
EX-10.43 2nd Amendment to Credit Agrmt Dated 04/07/2005
EX-10.45 1st Amendment to Deferred Compensation Plan
EX-10.46 2nd Amendment to Deferred Compensation Plan
EX-10.47 4th Amendment to Deferred Compensation Plan
EX-31.1 Principal Executive Officer Sectoin 302 Cert
EX-31.2 Principal Financial Officer Section 302 Cert
EX-32.1 Section 906 Certifications

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 30, 2005	January 31, 2005
	(Unaudited)
	(in thousands)
Assets
Real Estate
Completed rental properties	$5,812,307	$5,708,558
Projects under development	733,971	634,441
Land held for development or sale	87,734	94,907

Total Real Estate	6,634,012	6,437,906

Less accumulated depreciation	(900,260)	(865,562)

Real Estate, net	5,733,752	5,572,344

Cash and equivalents	211,058	276,492
Restricted cash	338,440	347,267
Notes and accounts receivable, net	201,754	212,868
Investments in and advances to affiliates	416,472	415,234
Other assets	511,087	497,880

Total Assets	$7,412,563	$7,322,085

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$4,847,987	$4,787,191
Notes payable	83,010	93,432
Senior and subordinated debt	599,400	599,400
Accounts payable and accrued expenses	614,092	587,274
Deferred income taxes	362,619	354,490

Total Liabilities	6,507,108	6,421,787

Minority Interest	80,710	95,773

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock – without par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 37,214,579 and 37,102,821 shares issued, 37,183,787 and 37,102,821 outstanding, respectively	12,405	12,368
Class B, convertible, 36,000,000 shares authorized; 13,248,480 shares issued and outstanding	4,416	4,416

	16,821	16,784
Additional paid-in-capital	247,670	243,885
Retained earnings	569,289	552,106

	833,780	812,775
Treasury stock, at cost; 30,792 and -0- Class A shares, respectively	(1,945)	—
Accumulated other comprehensive loss	(7,090)	(8,250)

Total Shareholders’ Equity	824,745	804,525

Total Liabilities and Shareholders’ Equity	$7,412,563	$7,322,085

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended April 30,
	2005	2004
	(in thousands except per share data)
Revenues from real estate operations	$309,303	$239,863

Expenses
Operating expenses	176,422	137,363
Interest expense	69,619	56,899
Amortization of mortgage procurement costs	3,266	2,486
Loss on early extinguishment of debt	1,610	—
Provision for decline in real estate	1,500	—
Depreciation and amortization	43,974	36,976

	296,391	233,724

Interest income	6,969	1,839

Equity in earnings of unconsolidated entities	20,036	6,244

Gain on disposition of other investments	606	—

Earnings before income taxes	40,523	14,222

Income tax expense
Current	6,278	1,028
Deferred	9,159	2,339

	15,437	3,367

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	25,086	10,855

Minority interest	(2,870)	(7,187)

Earnings from continuing operations	22,216	3,668

Discontinued operations, net of tax and minority interest
Operating earnings from Lumber Group	—	2,584
Operating earnings from rental properties	—	425
Gain on disposition of rental properties	—	11,787

	—	14,796

Cumulative effect of change in accounting principle, net of tax	—	(11,261)

Net earnings	$22,216	$7,203

Basic earnings per common share
Earnings from continuing operations	$0.44	$0.07
Earnings from discontinued operations, net of tax and minority interest	—	0.30
Cumulative effect of change in accounting principle, net of tax	—	(0.23)

Net earnings	$0.44	$0.14

Diluted earnings per common share
Earnings from continuing operations	$0.43	$0.07
Earnings from discontinued operations, net of tax and minority interest	—	0.29
Cumulative effect of change in accounting principle, net of tax	—	(0.22)

Net earnings	$0.43	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
	2005	2004
	(in thousands)
Net earnings	$22,216	$7,203
Other comprehensive income, net of tax:
Unrealized (losses) gains on investments in securities:
Unrealized (loss) gain on securities, net of minority interest	(166)	770
Unrealized derivative gains:
Change in unrealized gains on interest rate contracts, net of minority interest	1,326	2,865

Other comprehensive income, net of tax	1,160	3,635

Comprehensive income	$23,376	$10,838

Consolidated Statements of Shareholders’ Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Three Months Ended April 30, 2005
Balances at January 31, 2005	37,103	$12,368	13,249	$4,416	$243,885	$552,106	—	$—	$(8,250)	$804,525
Net earnings						22,216				22,216
Other comprehensive income, net of tax									1,160	1,160
Dividends $.10 per share						(5,033)				(5,033)
Exercise of stock options	67	22			1,690					1,712
Income tax benefit from stock option exercises and vesting of restricted stock					1,537					1,537
Restricted stock issued	45	15			(15)					—
Amortization of unearned compensation					573					573
Purchase of treasury stock							31	(1,945)		(1,945)

Balances at April 30, 2005	37,215	$12,405	13,249	$4,416	$247,670	$569,289	31	$(1,945)	$(7,090)	$824,745

Three Months Ended April 30, 2004
Balances at January 31, 2004	36,510	$12,170	13,716	$4,572	$235,398	$496,537	239	$(1,752)	$1,986	$748,911
Net earnings						7,203				7,203
Other comprehensive income, net of tax									3,635	3,635
Dividends $.09 per share						(4,498)				(4,498)
Conversion of Class B to Class A shares	100	33	(100)	(33)						—
Exercise of stock options					448		(39)	290		738
Income tax benefit from stock option exercises					505					505
Amortization of unearned compensation					308					308

Balances at April 30, 2004	36,610	$12,203	13,616	$4,539	$236,659	$499,242	200	$(1,462)	$5,621	$756,802

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2005	2004
	(in thousands)
Cash Flows from Operating Activities
Rents and other revenues received	$258,376	$208,996
Interest received	6,312	1,826
Cash distributions from operations of unconsolidated entities	11,412	7,610
Proceeds from land sales	62,199	27,387
Land development expenditures	(31,347)	(23,824)
Operating expenditures	(173,709)	(130,867)
Interest paid	(65,423)	(42,172)
Change in Lumber Group – assets held for sale	—	(34,851)
Lumber Group earnings impact on operating activities	—	4,133

Net cash provided by operating activities	67,820	18,238

Cash Flows from Investing Activities
Capital expenditures	(221,313)	(233,854)
Proceeds from disposition of rental properties and other investments	16,805	26,521
Change in investments in and advances to affiliates	7,387	(11,715)

Net cash used in investing activities	(197,121)	(219,048)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	—	100,000
Payment of senior notes issuance costs	—	(3,620)
Payments on long-term credit facility	—	(56,250)
Proceeds from nonrecourse mortgage debt	143,011	222,149
Principal payments on nonrecourse mortgage debt	(83,825)	(69,277)
Proceeds from notes payable	273	5,482
Payments on notes payable	(10,695)	(20,953)
Change in restricted cash and book overdrafts	49,475	(48,000)
Payment of deferred financing costs	(11,170)	(4,211)
Exercise of stock options	1,712	738
Purchase of treasury stock	(1,945)	—
Dividends paid to shareholders	(5,036)	(4,500)
Decrease (increase) in minority interest	(17,933)	6,154
Change in Lumber Group – assets held for sale	—	33,322

Net cash provided by financing activities	63,867	161,034

Net decrease in cash and equivalents	(65,434)	(39,776)
Cash and equivalents at beginning of period	276,492	107,491

Cash and equivalents at end of period	$211,058	$67,715

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended April 30,
	2005	2004
	(in thousands)
Reconciliation of Net Earnings to Cash Provided by Operating Activities

Net Earnings	$22,216	$7,203

Minority interest	2,870	7,187
Depreciation	38,562	32,186
Amortization	5,412	4,790
Amortization of mortgage procurement costs	3,266	2,486
Equity in earnings of unconsolidated entities	(20,036)	(6,244)
Cash distributions from operations of unconsolidated entities	11,412	7,610
Deferred income taxes	7,371	4,066
Gain on disposition of other investments	(606)	—
Provision for decline in real estate	1,500	—
Loss on early extinguishment of debt	1,610	—
Discontinued operations:
Loss on early extinguishment of debt	—	238
Depreciation	—	1,460
Amortization	—	(183)
Amortization of mortgage procurement costs	—	315
Gain on disposition of operating properties	—	(19,499)
Minority interest	—	141
Cumulative effect of change in accounting principle	—	18,628
Decrease (increase) in land included in projects under development	13,090	(1,283)
Decrease (increase) in land held for development or sale	7,173	(2,727)
Decrease (increase) in notes and accounts receivable	11,114	(9,065)
Increase in other assets	(47,885)	(604)
Increase in accounts payable and accrued expenses	10,751	6,384
Change in Lumber Group – assets held for sale	—	(34,851)

Net cash provided by operating activities	$67,820	$18,238

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

Supplemental Non-Cash Disclosures:

There were no non-cash transactions for the three months ended April 30, 2005. The table below represents the effect of the following non-cash transactions for the three months ended April 30, 2004:

•	Change in consolidation methods due to FIN No. 46 (R).

•	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interests in four properties: Lenox Park, Lenox Club and Pavilion in the Residential Group and Tangerine in the Land Development Group.

•	Modification of certain provisions of the Company’s arrangement with its partner in the New York operations for certain property partnerships.

	Three Months Ended April 30,
	2005	2004
	(in thousands)
Operating Activities
Decrease in notes and accounts receivable	$—	$39,977
Increase in land held for development or sale	—	(12,534)
Increase in other assets	—	(67,307)
Decrease in deferred taxes	—	(3,038)
Increase in accounts payable and accrued expenses	—	42,211

Total effect on operating activities	$—	$(691)

Investing Activities
Reduction in investments in and advances to affiliates	$—	$55,383
Increase in completed rental properties	—	(654,004)

Total effect on investing activities	$—	$(598,621)

Financing Activities
Increase in notes and loans payable	$—	$17,088
Increase in nonrecourse mortgage debt	—	568,910
Increase in restricted cash	—	(5,661)
Increase in minority interest	—	18,975

Total effect on financing activities	$—	$599,312

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies

Basis of Presentation

The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2005, including the Report of Independent Registered Public Accounting Firm. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect this statement to have a material impact on its consolidated financial statements.

In March 2005, the FASB issued FASB Staff Position FIN 46 (R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities” to address whether a company has an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair market value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). Restatement to the date of initial application is permitted but not required. The Company is reviewing the guidance to determine the potential impact, if any, on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (R) “Share-Based Payment” (“SFAS No. 123 (R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123 (R) requires the measurement of the cost of employee services to be rendered in exchange for an award of equity instruments be calculated based on the fair value of the award on the date of grant, as defined. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule which amended the compliance dates for SFAS No. 123 (R) such that public companies will now be required to start expensing options by their first fiscal year beginning after June 15, 2005. The Company plans to adopt SFAS No. 123 (R) effective February 1, 2006.

Variable Interest Entities

As of April 30, 2005 the Company determined that it is the primary beneficiary of 30 VIEs representing 19 properties (21 VIEs representing 10 properties in Residential Group, 8 VIEs/properties in Commercial Group, and 1 VIE/property in Land Development Group). As of April 30, 2005 the Company held variable interest in 40 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs of approximately $99,000,000 at April 30, 2005, which is recorded as investments in and advances to affiliates. In addition, the Company has various VIEs that were consolidated prior to the implementation of, “Consolidation of Variable Interest Entities,” (Fin No. 46(R)) that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living communities and land development.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

Upon implementation of FIN No. 46 (R) on February 1, 2004, the Company recorded a charge of $18,628,000 ($11,261,000 net of tax) for the three months ended April 30, 2004 for the cumulative effect of change in accounting principle which resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method.

The total assets, nonrecourse mortgage debt, total liabilities and minority interest of the 30 VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary are as follows as of April 30, 2005 (in thousands):

Total assets	$918,000
Nonrecourse mortgage debt	$791,000
Total liabilities (including nonrecourse mortgage debt)	$855,000
Minority interest	$63,000

In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of two VIEs which hold secured borrowings of $70,000,000 (Note E) and $29,000,000 (Note C) as of April 30, 2005.

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

Stock-Based Compensation

The Company follows APB No. 25 and related interpretations to account for stock-based compensation. As such, compensation cost for stock options is measured using the intrinsic value method, that is, the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the optionee is required to pay for the stock.

In April 2005, the Company granted 384,700 Class A fixed stock options to key employees and nonemployee Directors of the Company. The options have a term of 10 years, graded vesting over four years and an exercise price of $63.50. The exercise price was equal to the market price of the stock on the date of grant, resulting in no compensation expense under APB No. 25.

The Company also granted 45,000 shares of restricted Class A common stock to key employees. The restricted stock was issued out of authorized and unissued shares with rights to vote the shares and receive dividends while being subject to restrictions on disposition, transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. The market value of the restricted stock on the date of grant of $2,857,500 was recorded as unearned compensation to be charged to expense over the respective vesting periods. Stock-based compensation costs relating to restricted stock awards, including the restricted stock issued in April 2005, were charged to net earnings in the amount of $573,000 ($347,000 net of tax) and $308,000 ($186,000 net of tax) during the three months ended April 30, 2005 and 2004, respectively. These amounts are equal to the fair value based amounts as computed under SFAS No. 123. The unearned compensation related to all restricted stock awards reported as a reduction of additional paid-in-capital in the accompanying consolidated financial statements amounted to $5,371,000 and $3,087,000 at April 30, 2005 and January 31, 2005, respectively. In connection with the vesting of restricted stock during the three-months ended April 30, 2005, the Company repurchased into treasury 30,792 shares of Class A common stock to satisfy the related tax withholding requirements. These shares were placed in treasury with an aggregate basis of $1,944,937.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

All options granted under the 1994 Stock Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant, therefore, no stock-based compensation costs have been reflected in net earnings for stock options.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options.

	Three Months Ended April 30,
	2005	2004
Net earnings (in thousands)
As reported	$22,216	$7,203
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax	(661)	(827)

Pro forma	$21,555	$6,376

Basic earnings per share
As reported	$.44	$.14
Pro forma	$.43	$.13
Diluted earnings per share
As reported	$.43	$.14
Pro forma	$.42	$.13

Accounting for Derivative Instruments and Hedging Activities

During the three months ended April 30, 2005 and 2004, the Company recorded interest expense of approximately $6,000 and $-0-, respectively, in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” was not material. There were no derivative losses reclassified into earnings from other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter for the three months ended April 30, 2005 and 2004. As of April 30, 2005, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as interest expense of approximately $2,312,000, net of tax.

From time to time, certain of the Company’s joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed-rate to a variable-rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed-rate, the TRS require that the Joint Ventures pay a variable-rate, generally equivalent to the Bond Market Association (“BMA”) rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or the Company. At April 30, 2005, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $350,440,000. The fair value of such contracts is immaterial at April 30, 2005. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.

The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At April 30 and January 31, 2005, interest rate caps were reported at fair value of approximately $2,572,000 and $1,405,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at April 30, 2005 and January 31, 2005 is an unrealized loss of $212,000 and $1,394,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A. Accounting Policies (continued)

Other Comprehensive Income

Net unrealized gains or losses on securities, net of tax, are included in OCI and represent the difference between the market value of investments in unaffiliated companies that are available for sale at the balance sheet date and the Company’s cost. Also included in OCI is the Company’s portion of the unrealized gains and losses, net of tax and minority interest, on the effective portions of derivative instruments designated and qualified as cash flow hedges and changes in fair value of retained interest. The amount of income tax benefit related to accumulated OCI was $4,638,000 and $5,397,000 as of April 30, 2005 and January 31, 2005, respectively.

The following table summarizes the components of accumulated other comprehensive loss, net of minority interest and tax.

	April 30,	January 31,
	2005	2005
	(in thousands)
Unrealized gain on securities	$47	$213
Unrealized losses on interest rate contracts	(7,137)	(8,463)

Accumulated Other Comprehensive Loss	$(7,090)	$(8,250)

Reclassification

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

B. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate

Pursuant to the definition of a component of an entity in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings. The Company considers assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.

The following table lists the formerly consolidated rental properties included in discontinued operations for the three months ended April 30, 2004:

Quarter
		Square Feet/	Disposed of During
Property	Location	Number of Units	2004

Commercial Group:
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3
Pavilion	San Jose, California	250,000 square feet	Q-3
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2

Residential Group:
Arboretum Place	Newport News, Virginia	184 units	Q-4
Bridgewater	Hampton, Virginia	216 units	Q-4
Colony Woods	Bellevue, Washington	396 units	Q-4
Silver Hill	Newport News, Virginia	153 units	Q-4
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q-4
Regency Towers	Jackson, New Jersey	372 units	Q-3
Woodlake	Silver Spring, Maryland	534 units	Q-1

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)

In addition, the Company’s Lumber Group strategic business unit (formerly presented as Lumber Trading Group segment) was included in discontinued operations for the three months ended April 30, 2004. Lumber Group is a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the new construction industry and to home remodelers.

Substantially all of the assets of the Lumber Group were sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable from the buyer, the remaining purchase price will be paid over five years with payments commencing November 12, 2006 and will accrue interest at 6.0%. In the year ended January 31, 2005, the Company reported a gain on disposition of this segment of approximately $20,920,000 ($11,501,000, net of tax) net of $1,093,000 loss related to the sale of Babin. The Company has deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain and any interest income will be recognized as the note receivable principal and interest is collected.

There were no properties classified as held for sale or discontinued operations at April 30, 2005. The operating results related to assets disposed of during the three months ended April 30, 2004 were as follows:

	Lumber	Rental
	Group	Properties	Total
		(in thousands)
Revenues	$40,124	$7,142	$47,266

Expenses
Operating expenses	34,263	2,839	37,102
Interest expense	1,049	2,119	3,168
Amortization of mortgage procurement costs	—	315	315
Loss on early extinguishment of debt	—	238	238
Depreciation and amortization	454	823	1,277

	35,766	6,334	42,100

Interest income	13	34	47
Gain on disposition of rental properties	—	19,499	19,499

Earnings before income taxes	4,371	20,341	24,712

Income tax expense (benefit)
Current	692	(11)	681
Deferred	1,095	7,999	9,094

	1,787	7,988	9,775

Earnings before minority interest	2,584	12,353	14,937

Minority interest	—	141	141

Net earnings from discontinued operations	$2,584	$12,212	$14,796

Gain on Disposition of Rental Properties

For the three months ended April 30, 2004 the Company recorded a gain on disposition of rental properties of $19,499,000 before taxes and minority interest for the sale of Woodlake located in Silver Spring, Maryland. Woodlake was sold in a tax deferred exchange and the proceeds were reinvested through a qualified intermediary in replacement assets under Section 1031 of the Internal Revenue Code. There was no gain on disposition of rental properties for the three months ended April 30, 2005.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes (in thousands) the Company’s share of gains on equity method investments disposed of during the three months ended April 30, 2005, which are included in equity in earnings of unconsolidated entities and earnings from continuing operations in the Consolidated Statement of Earnings. There were no such gains during the three months ended April 30, 2004.

Colony Place (Apartments)	Fort Meyers, Florida	$5,352
Showcase (Specialty Retail Center)	Las Vegas, Nevada	13,145

Total		$18,497

Provision for Decline in Real Estate

During the three months ended April 30, 2005 the Company recorded a provision for decline in real estate of $1,500,000. The Company evaluated the potential sale of the Ritz Carlton, a hotel located in Cleveland, Ohio, which is included in the Commercial Group Segment. Given the probability weighted assessment of cash flows that are expected to be derived from the hotel, the Company believes an impairment indicator existed at April 30, 2005. The provision represents a write down to the estimated fair value, less cost to sell, of the Ritz Carlton. There was no provision for decline in real estate recorded for the three months ended April 30, 2004.

C. Senior and Subordinated Debt

Senior Notes

Along with its wholly-owned subsidiaries Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), the Company filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide the Company flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. The Company has $292,180,000 available under its shelf registration at April 30, 2005.

On January 25, 2005, the Company issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under its shelf registration statement. The proceeds from this offering (net of approximately $4,300,000 of offering costs) were used to repay the outstanding balance under the Company’s revolving line of credit (Note D) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by the Company, at any time on or after February 1, 2010 at redemption prices beginning at 103.25% for the year beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if the Company completes one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.

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
(Unaudited)

C. Senior and Subordinated Debt (continued)

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

Subordinated Debt

In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the book value (which approximates amortized costs) of the bonds was recorded as a secured borrowing with a liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheets. The Company does not participate in and therefore did not report any cash flows related to this borrowing.

In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear interest at 8.25% and are due September 15, 2010. Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the long-term credit facility.

D. Long-Term Credit Facility

On April 7, 2005, the Company amended its long-term credit facility. The amendment to the credit facility extends the maturity by one year to March 2008, lowers the borrowing rate to 1.95% over the London InterBank Offered Rate (“LIBOR”), eliminates the higher rate tier on the last $50,000,000 of borrowings and contains an accordion provision that allows the Company to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the next 24 months. The amendment also lowers the Company’s unused commitment fee from 37.5 basis points on any unused portion to 25 basis points if the revolver usage is less than 50% and 15 basis points if the revolver usage is greater than 50%. The amendment also increases the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 ($42,428,126 in letters of credit and $-0- in surety bonds outstanding at April 30, 2005) and adds a swing line availability of $40,000,000 for up to three business days.

The amended credit facility provides, among other things, for 1) at the Company’s election, interest rates of 1.95% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flows (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases.

There was no balance outstanding at April 30, 2005 or January 31, 2005 related to the revolving line of credit. The outstanding balance under the term loan at January 31, 2004 of $56,250,000 was paid in full on February 10, 2004 with a portion of the net proceeds from the $100,000,000 senior note offering (Note C).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Financing Arrangements

Secured Borrowings

In 2001, Stapleton Land LLC, a subsidiary of Forest City Rental Properties Corporation, purchased $75,000,000 in Tax Increment Financing (“TIF”) bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds that began in August 2003 and had a call option on the TIF bonds that began in August 2004 (see below). In the event the Bonds were not removed from the Trust, the Company had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees, and credit enhancement fees (the “Retained Interest”).

The Company assessed its transfer of the Bonds to Lehman at inception and determined that it qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140 because the Company did not maintain control over the Trust, and the Bonds were legally isolated from the Company’s creditors. At inception, the Retained Interest had no determinable fair value as the cash flows were not practical to estimate because of the uncertain nature of the tax base still under development. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Bonds to Lehman. As a result, the Retained Interest was recorded at zero with all future income to be recorded under the cost recovery method. The Company separately assessed the obligation to redeem the Bonds from the trust pursuant to the provisions of SFAS No. 140 and concluded the liability was not material. The original principal outstanding under the securitization structure described above was $145,000,000, which was not recorded in the Consolidated Balance Sheets.

The Company reassessed the fair value and adjusted the amount of the Retained Interest through OCI on a quarterly basis. The Company measured its Retained Interest in the Trust at its estimated fair value based on the present value of the expected future cash flows, which were determined based on the expected future cash flows from the underlying Bonds and from expected changes in the rates paid to the certificate holders discounted at market yield, which considered the related risk. The difference between the amortized cost of the Retained Interest (approximately zero) and the fair value was recorded, net of the related tax and minority interest, in shareholders’ equity as a change in accumulated OCI. The quarterly fair value calculations were determined based on the application of key assumptions determined at the time of transfer including an estimated weighted average life of approximately two years and a 6.50% residual cash flows discount rate.

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

As the TIF and revenue bonds were successfully removed from the Trust, the amounts previously recorded in OCI were recognized by Stapleton Land LLC as interest income during the year ended January 31, 2005 (See Consolidated Statements of Comprehensive Income). Stapleton Land LLC is not obligated to pay, nor is it entitled to, any further amounts related to this Retained Interest.

Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATS”) which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. A consolidated affiliate of the Company’s acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the three months ended April 30, 2005, the Company received a return of collateral of approximately $14,000. The Company has consolidated the secured borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATS, which mature in July 2005, was reported as nonrecourse mortgage debt, the revenue bonds were reported as other assets and the collateral, which was $12,096,000 and $12,094,000 was reported as restricted cash in the Consolidated Balance Sheets at April 30, 2005 and January 31, 2005, respectively. As of April 30, 2005, the consolidated affiliate was exposed to losses to the extent there is a decrease in the value of the revenue bonds. For the three months ended April 30, 2005, the Company recorded approximately $1,475,000 of interest income and $659,000 of interest expense related to this secured borrowing in the Consolidated Statement of Earnings. Of the interest income amount, approximately $1,471,000 is interest income on the RITES and $4,000 is interest income on the collateral.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

E. Financing Arrangements (continued)

Other Financing Arrangements

In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase two of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the BMA index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”).

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

The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. For the three months ended April 30, 2005, the Company reported interest income of approximately $480,000 related to the Fee in the Consolidated Statement of Earnings. The fair value of approximately $1,293,000 at April 30, 2005 and $813,000 at January 31, 2005 is recorded in other assets in the Consolidated Balance Sheets.

Also in May 2004, Stapleton Land LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (the Company paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land LLC pays a rate of 2.85% and receives BMA. Stapleton Land LLC does not hold the underlying borrowings on this TRS. (See Accounting for Derivative Instruments and Hedging Activities in Note A).

Stapleton Land LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.

F. Dividends

The Company pays quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.10 per share on both Class A and Class B commons share was declared on March 24, 2005 and will be paid on June 15, 2005 to shareholders of record at the close of business on June 1, 2005.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

G. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings from continuing operations.”

	Earnings from
	Continuing	Weighted
	Operations	Average Common	Per
	(Numerator)	Shares Outstanding	Common
	(in thousands)	(Denominator)	Share

Three Months Ended
April 30, 2005:
Basic earnings per share	$22,216	50,381,731	$0.44
Effect of dilutive securities – stock options	—	766,608	(0.01)

Diluted earnings per share	$22,216	51,148,339	$0.43

April 30, 2004:
Basic earnings per share	$3,668	50,006,621	$0.07
Effect of dilutive securities – stock options	—	863,513	—

Diluted earnings per share	$3,668	50,870,134	$0.07

H. Investments in and Advances to Affiliates

Included in investments in and advances to affiliates are unconsolidated investments in entities which the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to other partners.

Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	April 30,	January 31,
	2005	2005
	(in thousands)
Members’ and partners’ equity as below	$508,013	$512,155
Equity of other members and partners	352,750	345,818

Company’s investment in partnerships	155,263	166,337
Advances to other affiliates (1)	261,209	248,897

Investments in and Advances to Affiliates	$416,472	$415,234

(1)	As is customary within the real estate industry, the Company invests in certain projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company consolidates its investments in these projects. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. At April 30, 2005 and January 31, 2005, amounts advanced for projects on behalf of this partner, collateralized solely by each respective partnership interest were $53,788 and $63,213, respectively, of the $261,209 and $248,897 presented above for “Advances to other affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable solely from cash flows of each respective property.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

H. Investments in and Advances to Affiliates (continued)

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	April 30,	January 31,
	2005	2005
	(in thousands)
Balance Sheet:
Completed rental properties	$1,847,441	$1,931,106
Projects under development	701,748	564,712
Land held for development or sale	177,979	177,080
Accumulated depreciation	(499,093)	(497,566)
Restricted cash	369,876	362,583
Other assets	355,896	383,652

Total Assets	$2,953,847	$2,921,567

Mortgage debt, nonrecourse	$2,032,780	$2,012,578
Other liabilities	413,054	396,834
Members’ and partners’ equity	508,013	512,155

Total Liabilities and Members’/Partners’ Equity	$2,953,847	$2,921,567

	(Combined 100%)
	Three Months Ended April 30,
	2005	2004
	(in thousands)
Operations:
Revenues	$171,490	$120,452
Operating expenses	(106,593)	(69,006)
Interest expense	(26,324)	(24,808)
Provision for decline in real estate	(704)	—
Depreciation and amortization	(39,864)	(13,845)
Interest income	2,487	305
Gain on disposition of rental properties (2)	81,708	—

Net earnings (pre-tax)	$82,200	$13,098

Company’s portion of net earnings (pre-tax)	$20,036	$6,244

(2)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

Colony Place (Apartments)	(Fort Meyers, Florida)	$10,703
Showcase (Specialty Retail Center)	(Las Vegas, Nevada)	71,005

Total gain on disposition of equity method rental properties		$81,708

Company’s portion of gain on disposition of equity method rental properties		$18,497

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

I. Segment Information

The Company uses an additional measure, along with net earnings, to report its operating results. This non-Generally Accepted Accounting Principles (“GAAP”) measure, referred to as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) is defined as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, division and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges from real estate operations of Forest City Rental Properties Corporation, a wholly-owned subsidiary of Forest City Enterprises, Inc., for depreciation, amortization, amortization of mortgage procurement costs and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax).

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

EBDT, as presented, excludes gains or losses on sales, provisions for decline, straight-line rent adjustments, cumulative effect of accounting changes, depreciation and amortization of the real estate groups, amortization of mortgage procurement costs and deferred taxes in assessing performance of these segments so the Company’s CEO, along with its entire management team, is able to evaluate what they view to be the core operations of each segment.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

I. Segment Information (Continued)

The following tables summarize financial data for the following strategic business units: Commercial Group, Residential Group, Land Development Group and the following additional segments: The Nets (an equity method investment) and Corporate Activities. All amounts are presented in thousands.

	April 30,	January 31,	Three Months Ended April 30,
	2005	2005	2005	2004
			Expenditures for Additions
	Identifiable Assets		to Real Estate

Commercial Group	$4,837,111	$4,683,977	$167,294	$114,193
Residential Group	2,057,864	2,045,864	58,691	111,908
Land Development Group	306,926	289,702	7,800	10,079
The Nets	34,388	41,861	—	—
Corporate Activities	176,274	260,681	1,229	308
Other (1)	—	—	—	152

	$7,412,563	$7,322,085	$235,014	$236,640

	Three Months Ended April 30,		Three Months Ended April 30,

	2005	2004	2005	2004

	Revenues from Real Estate Operations		Operating Expenses

Commercial Group	$219,699	$161,414	$111,785	$83,487
Residential Group	53,950	47,120	34,509	27,975
Land Development Group	35,654	31,329	20,955	19,239
The Nets	—	—	—	—
Corporate Activities	—	—	9,173	6,662

	$309,303	$239,863	$176,422	$137,363

	Three Months Ended April 30,		Three Months Ended April 30,

	2005	2004	2005	2004

	Interest Income		Interest Expense

Commercial Group	$1,357	$860	$44,392	$37,798
Residential Group	891	595	12,921	10,277
Land Development Group	4,202	310	2,287	856
The Nets	—	—	—	—
Corporate Activities	519	74	10,019	7,968

	$6,969	$1,839	$69,619	$56,899

	Three Months Ended April 30,		Three Months Ended April 30,		Three Months Ended April 30,

	2005	2004	2005	2004	2005	2004

					Earnings Before Depreciation,
	Depreciation and		Earnings Before Income		Amortization & Deferred
	Amortization Expense		Taxes (EBIT) (2)		Taxes (EBDT)

Commercial Group	$32,624	$27,030	$28,573	$13,255	$54,110	$38,866
Gain on disposition of equity method property	—	—	13,145	—	—	—
Provision for decline in real estate	—	—	(1,500)	—	—	—
Residential Group	10,746	9,417	(1,944)	1,910	15,767	16,766
Gain on disposition of equity method property	—	—	5,352	—	—	—
Land Development Group	59	45	24,105	14,096	14,711	8,104
The Nets	—	—	(8,596)	—	(5,196)	—
Corporate Activities	545	484	(19,218)	(15,039)	(11,730)	(11,199)
Gain on disposition of other investments	—	—	606	—	—	—
Other (1)	—	—	—	—	—	2,584

	$43,974	$36,976	$40,523	$14,222	$67,662	$55,121

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

I. Segment Information (Continued)

Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to Net Earnings by Segment:

			Land
	Commercial	Residential	Development	Corporate	The
Three Months Ended April 30, 2005	Group	Group	Group	Activities	Nets	Other(1)	Total

EBDT	$54,110	$15,767	$14,711	$(11,730)	$(5,196)	$—	$67,662
Depreciation and amortization – Real Estate Groups	(33,148)	(13,073)	(51)	—	—	—	(46,272)
Amortization of mortgage procurement costs – Real Estate Groups	(2,085)	(646)	—	—	—	—	(2,731)
Deferred taxes – Real Estate Groups	(6,328)	(1,897)	(763)	(666)	—	—	(9,654)
Straight-line rent adjustment	3,001	(5)	—	—	—	—	2,996
Gain on disposition of other investments, net of tax	—	—	—	366	—	—	366
Provision for decline in real estate, net of tax	(907)	—	—	—	—	—	(907)
Provision for decline in real estate recorded on equity method, net of tax	(425)	—	—	—	—	—	(425)
Gain on disposition recorded on equity method, net of tax	7,945	3,236	—	—	—	—	11,181

Net earnings	$22,163	$3,382	$13,897	$(12,030)	$(5,196)	$—	$22,216

Three Months Ended April 30, 2004

EBDT	$38,866	$16,766	$8,104	$(11,199)	$—	$2,584	$55,121
Depreciation and amortization – Real Estate Groups	(29,335)	(12,563)	(34)	—	—	—	(41,932)
Amortization of mortgage procurement costs – Real Estate Groups	(1,715)	(467)	—	—	—	—	(2,182)
Deferred taxes – Real Estate Groups	(1,314)	6,156	(151)	1,942	—	—	6,633
Straight-line rent adjustment	(2,196)	(43)	—	—	—	—	(2,239)
Cumulative effect of change in accounting principle, net of tax	(477)	(10,784)	—	—	—	—	(11,261)
Discontinued operations, net of tax and minority interest:(3)
Depreciation and amortization – Real Estate Groups	(354)	(382)	—	—	—	—	(736)
Amortization of mortgage procurement costs – Real Estate Groups	(55)	(249)	—	—	—	—	(304)
Deferred taxes – Real Estate Groups	(125)	(7,874)	—	—	—	—	(7,999)
Straight-line rent adjustment	315	—	—	—	—	—	315
Gain on disposition of rental properties	—	11,787	—	—	—	—	11,787

Net earnings	$3,610	$2,347	$7,919	$(9,257)	$—	$2,584	$7,203

(1)	Expenditures for additions to real estate, EBDT and net earnings presented under the caption “Other” relates to the Lumber Group, which was sold in November 2004 and is no longer a reportable segment.

(2)	See Consolidated Statements of Earnings on page 3 for reconciliation of EBIT to net earnings.

(3)	See Note B — Discontinued Operations starting on page 11 for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2005.

RESULTS OF OPERATIONS

We report our results of operations by each of our three strategic business units as we believe this provides the most meaningful understanding of our financial performance. In addition to our three strategic business units, we have two additional segments: the Nets and Corporate Activities.

Overview

We principally engage in the ownership, development, management and acquisition of commercial and residential real estate throughout the United States. We operate through three strategic business units. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living communities. New York City operations through our partnership with Forest City Ratner Companies are part of the Commercial Group or Residential Group depending on the nature of the operations. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Nets, a franchise of the National Basketball Association (“NBA”) in which we are an equity investor, is a reportable segment of the Company.

We have approximately $7.4 billion of assets in 19 states and the District of Columbia at April 30, 2005. Our core markets include New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area and California. As a result of an ongoing effort to increase property concentration in the core markets, these markets now account for 70 percent of the cost of our portfolio at April 30, 2005. We have offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and our corporate headquarters are in Cleveland, Ohio.

Significant milestones occurring during the first quarter of 2005 included:

•	The opening of two projects including one retail center, Saddle Rock Village, in Aurora, Colorado and one residential community, 23 Sidney Street, in Cambridge, Massachusetts;

•	Closing $266 million in mortgage financing transactions on a fully consolidated basis at attractive interest rates;

•	Being selected to participate in exclusive negotiations for a public-private partnership for housing in the U.S. Navy’s Midwest Region;

•	Taking advantage of market conditions and relatively high valuations by disposing of two properties, redeploying our capital toward projects in our core markets.

In April 2005, we amended our long-term credit facility. The amendment extends the maturity by one year to March 2008, lowers the borrowing rate to 1.95% over the London InterBank Offered Rate (“LIBOR”), eliminates the higher rate tier on the last $50,000,000 of borrowings and contains an accordion provision which allows us to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the next 24 months. The amendment also lowers the Company’s unused commitment fee, increases the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 and adds a swing line availability of $40,000,000 for up to three business days.

We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

Net Earnings – Net earnings for the three months ended April 30, 2005 were $22,216,000 versus $7,203,000 for the three months ended April 30, 2004. The positive fluctuation for this year compared to the prior year is primarily attributable to $7,902,000, net of tax and minority interest, related to Commercial Group land sales primarily at Twelve MetroTech Center in Brooklyn, New York and Simi Valley in Simi Valley, California, a $2,737,000 gain on the sale of a development project in Las Vegas, Nevada, $5,978,000 related to land sales reported in the Land Development Group, and the prior year charge for cumulative effect of change in accounting principle as a result of our implementation of FIN No. 46 (R) of $11,261,000, net of tax, which did not recur. These positive fluctuations are offset by the current year loss on our equity investment in the Nets of $5,196,000, net of tax, which we did not own during the first quarter of 2004 and the Lumber Group net earnings in the first quarter of last year of $2,584,000 with no corresponding amount in the current quarter due to the sale of Lumber Group in November of 2004. Also included in the current quarter earnings is $11,181,000, net of tax, which represents our proportionate share of the gains related to the sale of two equity method properties, Colony Place, an apartment community located in Fort Meyers, Florida and Showcase, a specialty retail center located in Las Vegas, Nevada, which are comparable to the gain reported in the three months ended April 30, 2004 of $11,787,000, net of tax, related to the sale of Woodlake, a 534-unit apartment community located in Silver Spring, Maryland.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, interest income, equity in earnings of unconsolidated entities, operating expenses and interest expense incurred by each segment for the three months ended April 30, 2005 and 2004, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended April 30,
	2005	2004	Variance
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$219,699	$161,414	$58,285
Residential Group	53,950	47,120	6,830
Land Development Group	35,654	31,329	4,325
The Nets	—	—	—
Corporate Activities	—	—	—

Total Revenues from Real Estate Operations	$309,303	$239,863	$69,440

Interest Income
Commercial Group	$1,357	$860	$497
Residential Group	891	595	296
Land Development Group	4,202	310	3,892
The Nets	—	—	—
Corporate Activities	519	74	445

Total Interest Income	$6,969	$1,839	$5,130

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$13,651	$1,347	$12,304
Residential Group	7,363	2,241	5,122
Land Development Group	7,618	2,656	4,962
The Nets	(8,596)	—	(8,596)
Corporate Activities	—	—	—

Total Equity in Earnings (Loss) of Unconsolidated Entities	$20,036	$6,244	$13,792

Operating Expenses
Commercial Group	$111,785	$83,487	$28,298
Residential Group	34,509	27,975	6,534
Land Development Group	20,955	19,239	1,716
The Nets	—	—	—
Corporate Activities	9,173	6,662	2,511

Total Operating Expenses	$176,422	$137,363	$39,059

Interest Expense
Commercial Group	$44,392	$37,798	$6,594
Residential Group	12,921	10,277	2,644
Land Development Group	2,287	856	1,431
The Nets	—	—	—
Corporate Activities	10,019	7,968	2,051

Total Interest Expense	$69,619	$56,899	$12,720

Commercial Group

Revenues from Real Estate Operations — Revenues from real estate operations for the Commercial Group increased by $58,285,000, or 36.1%, for the three months ended April 30, 2005 over the same period in the prior year. This increase was primarily the result of:

•	Increase of $14,983,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $2,483,000 primarily related to an increase in occupancy and rates;

•	Increase of $30,236,000 related to commercial land sales primarily at Twelve MetroTech Center in Brooklyn, New York and Simi Valley in Simi Valley, California; and

•	Increase of $4,528,000 related to net gain on the sale of Showcase II, a development project in Las Vegas, Nevada.

The balance of the remaining increase in revenues from real estate operations of approximately $6,055,000 was generally due to fluctuations in mature properties.

Operating and Interest Expenses — Operating expenses increased $28,298,000, or 33.9%, for the three months ended April 30, 2005 over the same period in the prior year. This increase was primarily the result of:

•	Increase of $6,026,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $1,973,000 primarily related to an increase in occupancy;

•	Increase of $15,410,000 related to commercial land sales primarily at Twelve MetroTech Center and Simi Valley; and

•	Increase in project write-offs of abandoned development projects of $739,000 compared to 2004.

The balance of the remaining increase in operating expenses of approximately $4,150,000 was generally due to fluctuations in mature properties.

Interest expense for the Commercial Group increased by $6,594,000, or 17.4%, during the three months ended April 30, 2005 compared the same period in the prior year. The increase is primarily attributed to openings of the properties in the table listed below.

The following table presents the significant increase in revenue from real estate operations and operating expenses incurred by the Commercial Group for newly-opened properties for the three months ended April 30, 2005 compared to the same period in the prior year (dollars in thousands):

				Revenue
				from Real
		Quarter/Year	Square	Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses

Retail Centers:
Saddle Rock Village	Aurora, CO	Q1-2005	359,000	$87	$29
Quartermaster Plaza	Philadelphia, PA	Q3-2004	459,000	1,403	402
Victoria Gardens	Rancho Cucamonga, CA	Q3-2004	1,034,000	5,658	3,113
Atlantic Terminal	Brooklyn, NY	Q2-2004	373,000	1,958	876
Brooklyn Commons	Brooklyn, NY	Q2-2004	151,000	550	21

Office Buildings:
Twelve MetroTech Center	Brooklyn, NY	Q4-2004	177,000	—	159
University of Pennsylvania	Philadelphia, PA	Q4-2004	123,000	1,538	199
2 Hanson Place	Brooklyn, NY	Q2-2004	399,000	3,789	1,227

Total				$14,983	$6,026

Residential Group

Revenues from Real Estate Operations — Revenues from real estate operations for the Residential Group increased by $6,830,000, or 14.5%, during the three months ended April 30, 2005 compared to the same period in the prior year. This increase was primarily the result of:

•	Increase of $1,945,000 related to new property openings, as noted in the table below;

•	Increase of $2,064,000 related to an increase in ownership percentage in three properties; and

•	Increase of $593,000 related to military housing fee income from the new management of U.S. Navy family housing at Hawaii’s Pearl Harbor.

The balance of the remaining increase in revenues from real estate operations of approximately $2,228,000 was generally due to fluctuations in mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group increased by $6,534,000, or 23.4%, during the three months ended April 30, 2005 compared to the same period in the prior year. This increase was primarily the result of:

•	Increase of $1,086,000 related to new property openings, as noted in the table below; and

•	Increase in expense of $1,206,000 related to an increase in ownership percentage in three properties.

The balance of the remaining increase in operating expenses of approximately $4,242,000 was generally due to fluctuations in mature properties.

Interest expense for the Residential Group increased by $2,644,000, or 25.7%, during the three months ended April 30, 2005 compared to the same period in the prior year. Interest expense increased by $979,000 as a result of several openings of new properties. The remaining increase of $1,665,000 is primarily the result of an increase in variable interest rates.

The following table presents the significant increases in revenue from real estate operations and operating expenses incurred by the Residential Group for newly-opened properties for the three months ended April 30, 2005 compared to the same period in the prior year (dollars in thousands):

					Revenue from
		Quarter/Year	Number		Real Estate	Operating
Property	Location	Opened	of Units		Operations	Expenses

23 Sidney Street	Cambridge, MA	Q1-2005	51		$2	$33
Emerald Palms Expansion	Miami, FL	Q2-2004	86		294	95
East 29th Avenue Town Center	Denver, CO	Q1-2004	156	(1)	526	135
Sterling Glen of Rye Brook	Rye Brook, NY	Q1-2004	165		1,123	823

Total					$1,945	$1,086

(1)	Project also includes 141,000 square feet (57,000 square feet owned/managed by us) of retail and 34,000 square feet of office space, which is included in the amounts above.

Land Development Group

Revenues — Land sales and the related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues from real estate operations for the Land Development Group increased by $4,325,000 for the three months ended April 30, 2005 compared to the same period in the prior year. This increase is primarily the result of an:

•	Increase in land sales of $9,677,000 primarily at three major land development projects, Stapleton in Denver, Colorado, Waterbury in North Ridgeville, Ohio and Suncoast Lakes in Pasco County, Florida combined with several smaller sales increases at various land development projects.

These increases were partially offset by a:

•	Decrease of $5,352,000 primarily at two major land development projects, Creekstone in Copley, Ohio and Thornbury in Solon, Ohio combined with several smaller sales decreases at various land development projects. This decrease is primarily the result of a majority of the lots at Creekstone and Thornbury being sold prior to 2005.

Operating and Interest Expenses — Operating expenses increased $1,716,000 for the three months ended April 30, 2005 compared to the same period in the prior year. This increase is primarily due to an:

•	Increase of $5,869,000 primarily at three land development projects, Stapleton, Waterbury and Suncoast Lakes combined with several smaller expense increases at various land development projects.

These increases were partially offset by a:

•	Decrease of $4,153,000 primarily at two major land development projects, Creekstone and Thornbury combined with several smaller expense decreases at various land development projects.

Interest expense increased by $1,431,000 for the three months ended April 30, 2005 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

The Nets

Our equity investment in the Nets incurred a pre-tax loss of $8,596,000 for the three months ended April 30, 2005. The loss primarily relates to amortization of approximately $7,927,000 of certain intangible assets related to the purchase of the team, the majority of which is being amortized over five years, and insurance premiums purchased on policies related to the standard indemnification required by the NBA.

Corporate Activities

Operating and Interest Expenses — Operating expenses for Corporate Activities increased by $2,511,000 during the three months ended April 30, 2005 compared to the same period in the prior year. The increase is primarily related to approximately $700,000 in incentive compensation, approximately $850,000 of costs related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, approximately and approximately $950,000 related to general corporate expenses. Interest expense increased by $2,051,000 during the three months ended April 30, 2005 compared to the same period in the prior year primarily related to the issuance of an additional $150,000,000 of senior notes in a public offering in January 2005. Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the long-term credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section).

Other Activity

The following items are discussed on a consolidated basis.

Amortization of Mortgage Procurement Costs

Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. Amortization of mortgage procurement costs increased $780,000 for the three months ended April 30, 2005 compared to the same period in the prior year. The increase is primarily related to the increase in nonrecourse mortgage debt as a result of acquisitions and the opening of new properties.

Loss on Early Extinguishment of Debt

For the three months ended April 30, 2005 we recorded $1,610,000 as loss on early extinguishment of debt, which represents the impact of early extinguishment of nonrecourse mortgage debt at Ten MetroTech Center, an office building located in Brooklyn, New York, in order to secure more favorable financing terms. For the three months ended April 30, 2004 we recorded $238,000 relating to the disposition of Woodlake, a residential property located in Silver Spring, Maryland, as loss on early extinguishment of debt in discontinued operations. There was no loss on early extinguishment of debt recorded in continuing operations for the three months ended April 30, 2004.

Provision for Decline in Real Estate

During the three months ended April 30, 2005 the Company recorded a provision for decline in real estate of $1,500,000. We evaluated the potential sale of the Ritz Carlton, a hotel located in Cleveland, Ohio, which is included in the Commercial Group Segment. Given the probability weighted assessment of cash flows that are expected to be derived from the hotel, we believe an impairment indicator existed at April 30, 2005. The provision represents a write down to the estimated fair value, less cost to sell, of the Ritz Carlton. There was no provision for decline in real estate recorded for the three months ended April 30, 2004.

Depreciation and Amortization

Depreciation and amortization increased by $6,998,000 for the three months ended April 30, 2005 compared to the same period in the prior year. This increase is primarily the result of acquisitions and new property openings.

Income Taxes

Income tax expense for the three months ended April 30, 2005 and 2004 totaled $15,437,000 and $3,367,000, respectively. This increase is primarily attributable to an increase in earnings over the prior year including gains on disposition of equity method investments of $18,497,000 ($11,181,000 net of tax) included in equity in earnings of unconsolidated entities. At January 31, 2005, we had a net operating loss carryforward for tax purposes of $53,131,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2025, general business credit carryovers of $9,049,000 that will expire in the years ending January 31, 2006 through 2025 and an alternative minimum tax (“AMT”) carryforward of $30,325,000 that is available until used to reduce Federal tax to the AMT amount. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.

Interest Income

Interest income was $6,969,000 for the three months ended April 30, 2005 compared to $1,839,000 for the three months ended April 30, 2004 representing an increase of $5,130,000. This increase was primarily the result of the following:

  -Land Development Group

•	Increase of $1,955,000 related to interest income earned by Stapleton Land on the Residual Interest Tax-Exempt Securities Receipts (“RITES”) and the fee on the Denver Urban Renewal Authority (“DURA”) bonds (see “Financing Arrangements” section).

•	Increase of $1,999,000 related to interest income related to Stapleton Land LLC’s other financing arrangements.

  - Corporate Activities

•	Increase of $445,000 which primarily relates to additional cash investments generated from the issuance of $150,000,000 of senior notes in January 2005.

The balance of the remaining increase in interest income of approximately $700,000 was generally due to fluctuations at mature properties.

Equity in Earnings of Unconsolidated Entities

Equity in earnings of unconsolidated entities was $20,036,000 for the three months ended April 30, 2005 compared to $6,244,000 for the three months ended April 30, 2004, an increase of $13,792,000. This increase is primarily the result of the following:

  - Commercial

•	Increase of $13,145,000 related to the disposition of Showcase, a specialty retail center located in Las Vegas, Nevada.

  - Residential

•	Increase of $5,352,000 related to the disposition of Colony Place, an apartment community located in Fort Meyers, Florida.

  - Land Development Group

•	Increase related to increased land sales of $3,607,000 for Central Station, located in Chicago, Illinois.

The balance of the remaining increase in equity in earnings of unconsolidated entities of approximately $284,000 was generally due to the fluctuations in operations at mature properties.

These increases were partially offset by the following decrease:

  - The Nets

•	Decrease of $8,596,000 (pre-tax) which primarily relates to amortization of approximately $7,927,000 of certain intangible assets related to the purchase of the team, the majority of which is being amortized over five years, and insurance premiums on policies purchased related to the standard indemnification required by the NBA.

Discontinued Operations and Gain on Disposition of Rental Properties and Division

Pursuant to the definition of a component of an entity in Statement of Financial Accounting Standards (“SFAS”) “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings. The Company considers assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.

The following table lists the formerly consolidated rental properties included in discontinued operations for the three months ended April 30, 2004:

Quarter
		Square Feet/	Disposed of During
Property	Location	Number of Units	2004

Commercial Group:
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3
Pavilion	San Jose, California	250,000 square feet	Q-3
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2

Residential Group:
Arboretum Place	Newport News, Virginia	184 units	Q-4
Bridgewater	Hampton, Virginia	216 units	Q-4
Colony Woods	Bellevue, Washington	396 units	Q-4
Silver Hill	Newport News, Virginia	153 units	Q-4
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q-4
Regency Towers	Jackson, New Jersey	372 units	Q-3
Woodlake	Silver Spring, Maryland	534 units	Q-1

In addition, our Lumber Group strategic business unit (formerly presented as Lumber Trading Group segment) was included in discontinued operations for the three months ended April 30, 2004. Lumber Group is a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the new construction industry and to home remodelers.

Substantially all of the assets of the Lumber Group were sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable from the buyer, the remaining purchase price will be paid over five years with payments commencing November 12, 2006 and will accrue interest at 6.0%. In the year ended January 31, 2005, we reported a gain on disposition of this segment of approximately $20,920,000 ($11,501,000, net of tax) net of $1,093,000 loss related to the sale of Babin. We have deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain and any interest income will be recognized as the note receivable principal and interest is collected.

There were no properties classified as held for sale or discontinued operations at April 30, 2005. The operating results related to assets disposed of during the three months ended April 30, 2004 were as follows:

	Lumber	Rental
	Group	Properties	Total

	(in thousands)
Revenues	$40,124	$7,142	$47,266
Expenses
Operating expenses	34,263	2,839	37,102
Interest expense	1,049	2,119	3,168
Amortization of mortgage procurement costs	—	315	315
Loss on early extinguishment of debt	—	238	238
Depreciation and amortization	454	823	1,277

	35,766	6,334	42,100

Interest income	13	34	47
Gain on disposition of rental properties	—	19,499	19,499

Earnings before income taxes	4,371	20,341	24,712

Income tax expense (benefit)
Current	692	(11)	681
Deferred	1,095	7,999	9,094

	1,787	7,988	9,775

Earnings before minority interest	2,584	12,353	14,937

Minority interest	—	141	141

Net earnings from discontinued operations	$2,584	$12,212	$14,796

Gain on Disposition of Rental Properties

For the three months ended April 30, 2004 we recorded a gain on disposition of rental properties of $19,499,000 before taxes and minority interest for the sale of Woodlake located in Silver Spring, Maryland. Woodlake was sold in a tax deferred exchange and the proceeds were reinvested through a qualified intermediary in replacement assets under Section 1031 of the Internal Revenue Code. There was no gain on disposition of rental properties for the three months ended April 30, 2005.

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes (in thousands) the Company’s share of gains on equity method investments disposed of during the three months ended April 30, 2005, which are included in equity in earnings of unconsolidated entities and earnings from continuing operations in the Consolidated Statements of Earnings. There were no such gains during the three months ended April 30, 2004.

Colony Place (Apartments)	Fort Meyers, Florida	$5,352
Showcase (Specialty Retail Center)	Las Vegas, Nevada	13,145

Total		$18,497

Cumulative Effect of Change in Accounting Principle

For the three months ended April 30, 2004, we recorded a charge for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings of $18,628,000 ($11,261,000 net of tax). This charge consisted primarily of accumulated depreciation and amortization expense, net of minority interest, of the newly-consolidated variable interest entities (“VIEs”) which were previously accounted for on the cost method. See the New Accounting Standards — Variable Interest Entities section of the MD&A for further information.

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

     The overall impact resulting from the adoption of FIN No. 46 (R) to the Residential Group was a pre-tax charge of $17,839,000. The following summarizes the key components of the impact of the adoption FIN No. 46 (R):

•	Cumulative effect of $4,403,000 resulting from us being deemed the primary beneficiary in VIEs that hold notes payable to the Residential Group and have equity method investments in 16 properties that are subsidized by the U.S. Department of Housing and Urban Development. Our investments were previously accounted for under the cost method;

•	Cumulative effect of $3,801,000 resulting from us being deemed the primary beneficiary in a VIE that holds a note payable to the Residential Group and has an equity method investment in Millender Center, a mixed-use residential, office and retail complex in Detroit, Michigan. Our investment was previously accounted for under the cost method;

•	Cumulative effect of $3,301,000 resulting from us being deemed the primary beneficiary in a VIE that holds a note payable to the Residential Group and has an equity method investment in 101 San Fernando, a residential community in San Jose, California. Our investment was previously accounted for under the equity method; and

•	Cumulative effect of $6,334,000 resulting from us being deemed the primary beneficiary in a VIE, Queenswood, a residential community in Corona, New York. Our investment was previously accounted for under the equity method.

FINANCIAL CONDITION AND LIQUIDITY

We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Our principal sources of funds are cash provided by operations, the long-term credit facility, refinancings of nonrecourse mortgage debt, dispositions of mature properties and proceeds from the issuance of senior notes. Our principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for our existing portfolio, payments on nonrecourse mortgage debt on real estate, payments on the long-term credit facility and retirement of senior notes previously issued. The discussion below under Senior and Subordinated Debt and Long-Term Credit Facility outline recent events that have significantly enhanced our liquidity and financial flexibility which will be important in our efforts to continue to develop and acquire quality real estate assets.

Senior and Subordinated Debt

Senior Notes

Along with our wholly-owned subsidiaries Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the Securities Exchange Commission (“SEC”) on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at April 30, 2005.

On January 25, 2005, we issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under our shelf registration statement. The proceeds from this offering (net of approximately $4,300,000 of offering costs) were used to repay the outstanding balance under our revolving line of credit (see below) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by us, at any time on or after February 1, 2010 at redemption prices beginning at 103.25% for the year beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if we complete one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.

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

Subordinated Debt

In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. We evaluated the transfer pursuant to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the book value (which approximates amortized costs) of the bonds was recorded as a secured borrowing with a liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheets. We do not participate in and therefore do not report any net cash flows related to this borrowing.

In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear interest at 8.25% and are due September 15, 2010. Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the long-term credit facility.

Financing Arrangements

Secured Borrowings

In 2001, Stapleton Land LLC, a subsidiary of Forest City Rental Properties Corporation, purchased $75,000,000 in Tax Increment Financing (“TIF”) bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds that began in August 2003 and had a call option on the TIF bonds that began in August 2004 (see below). In the event the Bonds were not removed from the Trust, we had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land LLC was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees, and credit enhancement fees (the “Retained Interest”).

We assessed our transfer of the Bonds to Lehman at inception and determined that it qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140 because we did not maintain control over the Trust, and the Bonds were legally isolated from our creditors. At inception, the Retained Interest had no determinable fair value as the cash flows were not practical to estimate because of the uncertain nature of the tax base still under development. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Bonds to Lehman. As a result, the Retained Interest was recorded at zero with all future income to be recorded under the cost recovery method. We separately assessed the obligation to redeem the Bonds from the Trust pursuant to the provisions of SFAS No. 140 and concluded the liability was not material. The original principal outstanding under the securitization structure described above was $145,000,000, which was not recorded in the Consolidated Balance Sheets.

We reassessed the fair value and adjusted the amount of the Retained Interest through other comprehensive income (“OCI”) on a quarterly basis. We measured our Retained Interest in the Trust at its estimated fair value based on the present value of the expected future cash flows, which were determined based on the expected future cash flows from the underlying Bonds and from expected changes in the rates paid to the certificate holders discounted at market yield, which considered the related risk. The difference between the amortized cost of the Retained

Interest (approximately zero) and the fair value was recorded, net of the related tax and minority interest, in shareholders’ equity as a change in accumulated OCI. The quarterly fair value calculations were determined based on the application of key assumptions determined at the time of transfer including an estimated weighted average life of two years and a 6.50% residual cash flows discount rate.

In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by DURA, and the $70,000,000 revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust through a third party purchase. Upon removal of the $70,000,000 revenue bonds from the Trust, the third party deposited the bonds into a special-purpose entity (the “Entity”).

As the TIF and revenue bonds were successfully removed from the Trust, the amounts previously recorded in OCI were recognized by Stapleton Land LLC as interest income during the year ended January 31, 2005 (See Consolidated Statements of Comprehensive Income). Stapleton Land LLC is not obligated to pay, nor is it entitled to, any future amounts related to this Retained Interest.

Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATS”) which bear interest at a short-term floating rate as determined by the remarketing agent and 2) RITES, which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. A consolidated affiliate of ours acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the three months ended April 30, 2005, we received a return of collateral of approximately $14,000. We have consolidated the secured borrowing because of our obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATS, which mature in July 2005, was reported as nonrecourse mortgage debt, the revenue bonds were reported as other assets and the collateral, which was $12,096,000 and $12,094,000 was reported as restricted cash in the Consolidated Balance Sheets at April 30, 2005 and January 31, 2005, respectively. As of April 30, 2005, the consolidated affiliate was exposed to losses to the extent there is a decrease in the value of the revenue bonds. For the three months ended April 30, 2005, we recorded approximately $1,475,000 of interest income and $659,000 of interest expense related to this secured borrowing in the Consolidated Statement of Earnings. Of the interest income amount approximately $1,471,000 is interest income on the RITES and $4,000 is interest income on the collateral.

Other Financing Arrangements

In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase two of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the Bond Market Association (“BMA”) index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”).

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

The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. For the three months ended April 30, 2005 we reported interest income of approximately $480,000 related to the Fee in the Consolidated Statement of Earnings. The fair value of approximately $1,293,000 at April 30, 2005 and $813,000 at January 31, 2005 is recorded in other assets in the Consolidated Balance Sheets.

Also in May 2004, Stapleton Land LLC entered into a total rate of return swap (“TRS”) and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land LLC pays a rate of 2.85% and receives BMA. Stapleton Land LLC does not hold the underlying borrowings on this TRS.

Stapleton Land LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.

Long-Term Credit Facility

On April 7, 2005, we amended our long-term credit facility. The amendment to the credit facility extends the maturity by one year to March 2008, lowers the borrowing rate to 1.95% over LIBOR, eliminates the higher rate tier on the last $50,000,000 of borrowings and contains an accordion provision that allows us to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the next 24 months. The amendment also lowers our unused commitment fee from 37.5 basis points on any unused portion fee to 25 basis points if the revolver usage is less than 50% and 15 basis points if the revolver usage is greater than 50%. The amendment also increases the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 ($42,428,126 in letters of credit and $-0- in surety bonds outstanding at April 30, 2005) and adds a swing line availability of $40,000,000 for up to three business days.

The amended credit facility provides, among other things, for 1) at our election, interest rates of 1.95% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flows (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases.

There was no balance outstanding at April 30, 2005 or January 31, 2005 related to the revolving line of credit. The outstanding balance under the term loan at January 31, 2004 of $56,250,000 was paid in full on February 10, 2004 with a portion of the net proceeds from the $100,000,000 senior note offering (see above).

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

We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2005 and 2006. During the three months ended April 30, 2005, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$170,360
Development projects (commitment)/acquisitions	67,650
Loan extensions/additional fundings	28,400

$266,410

For those projects financed with taxable debt, we generally seek long-term fixed rate financing for those project loans which mature within the next 12 months as well as those projects which are projected to open and achieve stabilized operations during that same time frame. For projects financed with tax-exempt debt, we generally utilize variable rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years.

Interest Rate Exposure

At April 30, 2005, the composition of nonrecourse mortgage debt was as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)
Fixed
Conventional	$3,254,824	6.58%
UDAG	103,872	1.69%
Variable (1)
Taxable	745,941	5.55%
Tax-Exempt	743,350	4.16%

	$4,847,987	5.94%

(1)	Taxable variable-rate debt of $745,941 and tax-exempt variable rate debt of $743,350 as of April 30, 2005 is protected with swaps and caps described below.

On April 30, 2005, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development and land held for development or sale is as follows:

Amount
(in thousands)
Variable
Taxable	$175,500
Tax-Exempt	287,510
Fixed	2,851

Total	$465,861

Commitment from lenders	$707,111

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:

Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps (1)
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
		(dollars in thousands)
05/01/05-02/01/06 (2)	$562,595	5.20%	$322,272	3.63%
02/01/06-02/01/07 (3)	816,247	5.34	304,841	3.68
02/01/07-02/01/08 (3)	204,193	6.21	142,876	4.09
02/01/08-02/01/09	73,500	5.00	123,057	4.25

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.

(2)	These LIBOR-based hedges as of May 1, 2005 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2006.

(3)	Subsequent to April 30, 2005, we purchased an additional LIBOR cap with an accreting notional amount up to $23,000 at a 5% strike rate for the period of May 13, 2005 through May 1, 2007.

Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps		Swaps
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
	(dollars in thousands)

05/01/05 – 02/01/07	$299,125	5.90%	$35,000	3.95%
02/01/07 – 02/01/08	114,315	5.69	—	—

The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.05% and has never exceeded 7.90%.

Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of our taxable variable-rate debt by approximately $3,970,000 at April 30, 2005. This increase is net of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2005 and contemplates the effects of interest rate floors on $152,331,000 of LIBOR or prime-based debt. A portion of our taxable variable-rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $7,434,000 at April 30, 2005.

From time to time, certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed-rate to a variable-rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed-rate, the TRS require that the Joint Ventures pay a variable-rate, generally equivalent to the BMA rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or the Company. At April 30, 2005, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $350,440,000. The fair value of such contracts is immaterial at April 30, 2005 and 2004. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.

Cash Flows

Net cash provided by operating activities of $67,820,000 for the three months ended April 30, 2005 and $18,238,000 for the three months ended April 30, 2004. This increase in net cash provided by operating activities of $49,582,000 is the result of the following (in thousands):

Increase in operating revenue, excluding revenue from land sales	$28,346
Decrease in accounts receivable	23,807
Other	(2,773)

Increase in rents and other revenues received		$49,380
Increase in interest received		4,486
Increase in cash distributions from unconsolidated entities		3,802
Increase in proceeds from land sales		34,812
Increase in land development expenditures		(7,523)
Increase in operating expenses	(18,833)
Increase in accounts payable and accrued expenses	20,105
Increase in other assets	(49,880)
Decrease in land involved in projects under development	12,617
Other	(6,851)

Increase in operating expenditures		(42,842)
Increase in interest paid		(23,251)
Change in Lumber Group – assets held for sale
Decrease in accounts receivable	63,195
Decrease in inventories	30,404
Decrease in accounts payable for inventories	(67,794)
Change in other	9,046

Change in Lumber Group – assets held for sale		34,851
Lumber Group earnings impact on operating activities		(4,133)

Net cash provided by operating activities		$49,582

Net cash used in investing activities totaled $197,121,000 and $219,048,000 for the three months ended April 30, 2005 and 2004, respectively. The net cash used in investing activities consists of the following:

	Three Months Ended April 30,
	2005	2004
	(in thousands)
Capital expenditures*	$(221,313)	$(233,854)
Net proceeds from disposition of rental properties and other investments
Release of escrow deposits from prior year sale of Pavilion, an office building in San Jose, California	16,114	—
Proceeds from sale of Woodlake, an apartment building community in Silver Spring, Maryland	—	17,497
Release of escrow deposits from prior year sales of Vineyards and Laurels, apartment complexes in Broadview Heights, Ohio and Justice, Illinois and Courtland Center, a retail center in Flint, Michigan	—	9,024
Other	691	—

Subtotal	16,805	26,521

Change in investments in and advances to affiliates:
Return of investment, primarily due to the disposition of Showcase in Las Vegas, Nevada	13,491	—
Investment in sports arena complex, an unconsolidated development project in Brooklyn, New York	(2,599)	—
Investment in other various development projects with our New York City partner	(6,517)	(3,237)
Return of investment (investment in) San Francisco Centre, an unconsolidated commercial development project in San Francisco, California	1,450	(3,209)
Return of investment (investment in) Ohana Military Communities, an unconsolidated residential development project in Honolulu, Hawaii	1,428	(2,558)
Investment on behalf of partner in residential development projects	(610)	(1,522)
Other	744	(1,189)

Subtotal	7,387	(11,715)

Net cash used in investing activities	$(197,121)	$(219,048)

*Capital expenditures were financed as follows:
Approximate new nonrecourse mortgage indebtedness	$93,023	$145,300
Net proceeds from issuance of senior notes less repayment of term loan	—	40,130
Portion of proceeds from disposition of rental properties (see above)	16,805	26,521
Portion of cash provided by operating activities	67,820	18,238
Portion of cash on hand at the beginning of the year	43,665	3,665

Total capital expenditures	$221,313	$233,854

Net cash provided by financing activities totaled $63,867,000 and $161,034,000 for the three months ended April 30, 2005 and 2004, respectively. Net cash provided by financing activities reflected the following:

	Three Months Ended April 30,
	2005	2004
	(in thousands)
Proceeds from issuance of senior notes	$—	$100,000
Payment of senior notes issuance costs	—	(3,620)
Repayment of term loan	—	(56,250)
Proceeds from nonrecourse mortgage debt	143,011	222,149
Principal payments on nonrecourse mortgage debt	(83,825)	(69,277)
Net decrease in notes payable	(10,422)	(15,471)
Decrease (increase) in restricted cash:
Central Station Apartments, a residential development project in Chicago, Illinois	9,711	—
100 Landsdowne, a residential development project in Cambridge, Massachussetts	9,765	—
Sterling Glen of Lynbrook, a supported living community in Lynbrook, New York	2,394	(4,803)
Sterling Glen of Roslyn, a supported living community in Roslyn, New York	2,527	(6,296)
Victoria Gardens, a regional shopping center in Rancho Cucamonga, California	2,290	—
Lenox Club, an apartment complex in Arlington, Virginia	—	(9,429)
University of Pennsylvania, a commercial development project in Philadelphia, Pennsylvania – released throughout the last nine months of fiscal 2004	—	(29,642)
Other	3,020	1,224
Increase in book overdrafts, representing checks issued but not yet paid	19,768	946
Payment of deferred financing costs	(11,170)	(4,211)
Proceeds from the exercise of stock options	1,712	738
Payment of dividends	(5,036)	(4,500)
Purchase of treasury stock	(1,945)	—
(Decrease) increase in minority interest	(17,933)	6,154
Change in Lumber Group – assets held for sale	—	33,322

Net cash provided by financing activities	$63,867	$161,034

DIVIDENDS

We pay quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.10 per share on both Class A and Class B common stock was declared on March 24, 2005 and will be paid on June 15, 2005 to shareholders of record at the close of the business on June 1, 2005. The second quarterly dividend is expected to be declared at the quarterly Board meeting on June 21, 2005.

NEW ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect this statement to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Staff Position FIN 46 (R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46 (R), Consolidations of Variable Interest Entities” to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair market value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). Restatement to the date of initial application is permitted but not required. We are reviewing the guidance to determine the potential impact, if any, on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment” (“SFAS No. 123 (R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the measurement of the cost of employee services to be rendered in exchange for an award of equity instruments be calculated based on the fair value of the award on the date of grant, as defined. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

In April 2005, the SEC adopted a rule which amended the compliance dates for SFAS No. 123 (R) such that public companies will now be required to start expensing options by their first fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123 (R) effective February 1, 2006.

VARIABLE INTEREST ENTITIES

As of April 30, 2005 we determined that we are the primary beneficiary of 30 VIEs representing 19 properties (21 VIEs representing 10 properties in Residential Group, 8 VIEs/properties in Commercial Group, and one VIE/property in Land Development Group). As of April 30, 2005 we held variable interests in 40 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs of approximately $99,000,000 at April 30, 2005, which is recorded as investments in and advances to affiliates. In addition, we have various VIEs that were consolidated prior to the implementation of FIN No. 46 (R) that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living communities and land development.

Upon implementation of FIN No. 46 (R) on February 1, 2004, we recorded a charge of $18,628,000 ($11,261,000 net of tax) for the cumulative effect of change in accounting principle during the quarter ended April 30, 2004 which resulted in a reduction of net earnings. This charge consisted primarily of our share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method.

The total assets, nonrecourse mortgage debt, total liabilities and minority interest of the 30 VIEs consolidated due to the implementation of FIN No. 46 (R) for which we are the primary beneficiary are as follows as of April 30, 2005 (in thousands):

Total Assets	$918,000
Nonrecourse Mortgage Debt	$791,000
Total Liabilities (including nonrecourse mortgage debt)	$855,000
Minority Interest	$63,000

In addition to the VIEs described above, we have also determined that we are the primary beneficiary of two VIEs which hold secured borrowings of $70,000,000 (Financing Transactions) and $29,000,000 (Senior and Subordinated Debt) as of April 30, 2005.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed on pages 5 — 12 of the Company’s Form 10-K for the year ended at January 31, 2005 and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, the level and volatility of interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, financial stability of tenants within the retail industry, which may be impacted by competition and consumer spending, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, risks associated with an investment in a professional sports franchise, the rate revenue increases versus the rate of expense increases, as well as other risks listed from time to time in the Company’s reports filed with the SEC. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk. At April 30, 2005, we had $745,941,000 of taxable and $743,350,000 of tax-exempt variable-rate debt outstanding. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows.

Taxable (Priced off of LIBOR)

	Caps		Swaps (1)
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
		(dollars in thousands)
05/01/05-02/01/06 (2)	$562,595	5.20%	$322,272	3.63%
02/01/06-02/01/07 (3)	816,247	5.34	304,841	3.68
02/01/07-02/01/08 (3)	204,193	6.21	142,876	4.09
02/01/08-02/01/09	73,500	5.00	123,057	4.25

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.

(2)	These LIBOR-based hedges as of May 1, 2005 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2006.

(3)	Subsequent to April 30, 2005, we purchased an additional LIBOR cap with an accreting notional amount up to $23,000 at a 5% strike rate for the period of May 13, 2005 through May 1, 2007.

Tax-Exempt (Priced off of BMA)

	Caps		Swaps (1)
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
		(dollars in thousands)
05/01/05-02/01/07	$299,125	5.90%	$35,000	3.95%
02/01/07-02/01/08	114,315	5.69	—	—

The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.05% and has never exceeded 7.90%.

We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at April 30, 2005 was $3,958,096,000 compared to an estimated fair value of $4,042,500,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,290,490,000 at April 30, 2005.

We estimate the fair value of our hedging instruments based on interest rate market pricing models. At April 30 and January 31, 2005 LIBOR interest rate caps were reported at their fair value of approximately $2,572,000 and $1,405,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at April 30 and January 31, 2005 is a liability of approximately $212,000 and $1,394,000, respectively, and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

April 30, 2005

		Expected Maturity Date
		Year Ending January 31,
	Nine
	Months
	Ending						Total	Fair Market
	January 31,						Outstanding	Value
Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	4/30/05	4/30/05
	(dollars in thousands)
Fixed:
Fixed-rate debt	$88,069	$473,025	$147,241	$169,918	$238,970	$2,137,601	$3,254,824	$3,357,242
Weighted average interest rate	7.20%	6.69%	6.75%	7.21%	7.07%	6.41%	6.58%

UDAG	28,754	8,169	589	581	573	65,206	103,872	67,693
Weighted average interest rate	1.47%	0.09%	2.16%	2.06%	1.96%	1.98%	1.69%

Senior & subordinated debt (1)	—	—	—	—	—	599,400	599,400	617,565
Weighted average interest rate						7.34%	7.34%

Total Fixed-Rate Debt	116,823	481,194	147,830	170,499	239,543	2,802,207	3,958,096	4,042,500

Variable:
Variable-rate debt	155,668	278,141	204,348	41,439	2,097	64,248	745,941	745,941
Weighted average interest rate	5.31%	5.98%	5.19%	5.02%	5.52%	5.72%	5.55%

Tax-exempt	161,055	51,000	127,670	16,000	65,000	322,625	743,350	743,350
Weighted average interest rate	4.24%	3.52%	4.47%	4.57%	3.99%	4.11%	4.16%

Credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate							0.00%

Total Variable-Rate Debt	316,723	329,141	332,018	57,439	67,097	386,873	1,489,291	1,489,291

Total Long Term Debt	$433,546	$810,335	$479,848	$227,938	$306,640	$3,189,080	$5,447,387	$5,531,791

Weighted average interest rate	5.04%	6.18%	5.47%	6.61%	6.40%	6.25%	6.10%

(1)	Represents recourse debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

January 31, 2005

	Expected Maturity Date
	Year Ending January 31,						Total	Fair Market
							Outstanding	Value
Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	1/31/05	1/31/05
				(dollars in thousands)
Fixed:
Fixed-rate debt	$142,486	$485,747	$160,957	$217,394	$252,615	$2,040,246	$3,299,445	$3,411,543
Weighted average interest rate	7.08%	6.66%	6.82%	7.19%	7.10%	6.44%	6.62%

UDAG	28,860	8,169	589	581	573	65,237	104,009	66,001
Weighted average interest rate	1.46%	0.09%	2.16%	2.06%	1.96%	1.74%	1.54%

Senior & subordinated debt (1)	—	—	—	—	—	599,400	599,400	623,653
Weighted average interest rate						7.34%	7.34%

Total Fixed-Rate Debt	171,346	493,916	161,546	217,975	253,188	2,704,883	4,002,854	4,101,197

Variable:
Variable-rate debt	164,584	273,931	99,136	36,391	2,097	64,248	640,387	640,387
Weighted average interest rate	4.80%	5.48%	4.57%	4.70%	5.35%	5.59%	5.13%

Tax-exempt	182,055	51,000	127,670	16,000	—	366,625	743,350	743,350
Weighted average interest rate	3.17%	2.37%	3.33%	3.39%	0.00%	2.87%	3.00%

Credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate							0.00%

Total Variable-Rate Debt	346,639	324,931	226,806	52,391	2,097	430,873	1,383,737	1,383,737

Total Long Term Debt	$517,985	$818,847	$388,352	$270,366	$255,285	$3,135,756	$5,386,591	$5,484,934

Weighted average interest rate	4.67%	5.93%	5.09%	6.62%	7.08%	6.08%	5.92%

(1)	Represents recourse debt.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal control during the Company’s most recently completed fiscal quarter that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) and (b) — Not applicable.

(c) — Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Number of
	Total	Average	Purchased as Part of	Shares that May Yet
	Number of	Price Paid	Publicly Announced	Be Purchased Under
Period	Shares	Per Share	Plans or Programs	the Plans or Programs

Class A Common Stock

February 1 through February 28, 2005	—	$—	—	—
March 1 through March 31, 2005 (1)	8,985	$65.26	—	—
April 1 through April 30, 2005 (1)	21,807	$62.30	—	—

Total	30,792	$63.16	—	—

(1)	In March and April of 2005, the Company repurchased into treasury 30,792 shares of Class A common stock to satisfy the tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program.

Item 5. Other Information

On June 2, 2005, the Company amended the Forest City Enterprises, Inc. Deferred Compensation Plan for Executives, effective as of January 1, 1999 and the Forest City Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors, effective January 1, 1999 (the “Plans”), in response to the enactment of Internal Revenue Code (the “Code”) Section 409A, which significantly changed the Federal tax law applicable to amounts deferred under a nonqualified deferred compensation plan after December 31, 2004. The amendments are effective as of the close of business on December 31, 2004 and are intended to cause the amounts deferred under the Plans before January 1, 2005 not to be subject to the Code Section 409A.

The following is a description of the material terms of the amendments:

•	Amend the Plans so that no deferrals may be made under the Plans after December 31, 2004;

•	Allow amounts deferred under the Plans prior to January 1, 2005 (including any gains, losses, interest and earnings thereon) to qualify for “grandfathered” status and continue to be governed by the law applicable to nonqualified deferred compensation, and the terms of the Plans as in effect, prior to the enactment of Code Section 409A; and

•	Amend the Plans so that no new participants are permitted under the Plans after December 31, 2004.

The foregoing description of the Plans is qualified in its entirety by reference to the full text of the Plans, copies of which have been filed as Exhibits 10.45 and 10.46 hereto and are incorporated by reference.

Item 6. Exhibits

Exhibit
Number		Description of Document
3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1- 4372).

4.4	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.5	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner- Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document
+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.16	-	1994 Stock Plan, as Amended, Restated and Renamed as of June 8, 2004, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 8, 2004 (File No. 1-4372).

Exhibit
Number		Description of Document
* +10.17	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004.

* +10.18	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004.

+10.19	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.20	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.22	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.29	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.30	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372).

+10.31	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.32	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

Exhibit
Number		Description of Document
+10.33	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.34	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.35	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.36	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.37	-	First Amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

10.38	-	First Amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

+10.39	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.40	-	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.41	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.42	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

*10.43	-	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent.

10.44	-	Second Amendment to Guaranty of Payment of Debt, dated as of April 7, 2005, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2005 (File No. 1-4372).

+*10.45	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999.

+*10.46	-	Second Amendment of the Deferred Compensation Plan for Executives Directors, effective as of December 31, 2004.

+*10.47	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004.

* 31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date June 8, 2005	/s/ THOMAS G. SMITH
Thomas G. Smith
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date June 8, 2005	/s/ LINDA M. KANE
Linda M. Kane
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number		Description of Document
10.17	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004.

10.18	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004.

10.43	-	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent.

10.45	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999.

10.46	-	Second Amendment to the Deferred Compensation Plan for Executives, effective December 31, 2004.

10.47	-	Fourth Amendment to the Forest City Enterprises, Inc. Deferred Compensation Plan for Nonemployee Directors, effective December 31, 2004.

31.1	-	Principal Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.