Form 10-Q
period 2005-07-31
FOREST CITY ENTERPRISES INC
filed 2005-09-08
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the quarterly period ended July 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the transition period from___to ___
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2005
Class A Common Stock, $.33 1/3 par value	74,598,002 shares

Class B Common Stock, $.33 1/3 par value	26,474,570 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31, 2005	January 31, 2005
	(in thousands)
Assets
Real Estate
Completed rental properties	$5,978,279	$5,708,558
Projects under development	841,403	634,441
Land held for development or sale	82,617	94,907

Total Real Estate	6,902,299	6,437,906

Less accumulated depreciation	(935,617)	(865,562)

Real Estate, net	5,966,682	5,572,344

Cash and equivalents	124,100	276,492
Restricted cash	324,056	347,267
Notes and accounts receivable, net	201,894	212,868
Investments in and advances to affiliates	391,742	415,234
Other assets	438,932	497,880

Total Assets	$7,447,406	$7,322,085

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$4,886,409	$4,787,191
Notes payable	80,233	93,432
Senior and subordinated debt	599,400	599,400
Accounts payable and accrued expenses	590,981	587,274
Deferred income taxes	358,536	354,490

Total Liabilities	6,515,559	6,421,787

Minority Interest	88,165	95,773

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock – without par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 74,551,596 and 74,205,642 shares issued and outstanding, respectively	24,851	24,736
Class B, convertible, 36,000,000 shares authorized; 26,496,960 shares issued and outstanding	8,832	8,832

	33,683	33,568
Additional paid in capital	236,894	230,188
Unearned compensation	(5,063)	(3,087)
Retained earnings	583,389	552,106

	848,903	812,775
Accumulated other comprehensive loss	(5,221)	(8,250)

Total Shareholders’ Equity	843,682	804,525

Total Liabilities and Shareholders’ Equity	$7,447,406	$7,322,085

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues from real estate operations	$312,501	$265,972	$620,314	$504,495

Expenses
Operating expenses	187,777	147,230	363,526	283,939
Interest expense	71,012	58,785	140,384	115,367
Amortization of mortgage procurement costs	3,504	5,047	6,762	7,009
Loss on early extinguishment of debt	1,553	—	3,163	—
Provision for decline in real estate	1,120	—	2,620	—
Depreciation and amortization	43,120	37,325	86,375	74,062

	308,086	248,387	602,830	480,377

Interest income	6,770	2,213	13,739	4,052

Equity in earnings of unconsolidated entities	9,880	43,650	29,916	49,894

Gain on disposition of other investments	—	—	606	—

Earnings before income taxes	21,065	63,448	61,745	78,064

Income tax expense (benefit)
Current	(1,587)	(2,125)	4,709	(1,163)
Deferred	(2,129)	23,669	7,073	26,230

	(3,716)	21,544	11,782	25,067

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	24,781	41,904	49,963	52,997

Minority interest	(4,521)	(8,918)	(7,391)	(16,105)

Earnings from continuing operations	20,260	32,986	42,572	36,892

Discontinued operations, net of tax and minority interest
Operating earnings from Lumber Group	—	1,771	—	4,355
Operating earnings (loss) from rental properties	(96)	36	(192)	223
Loss on disposition of division of Lumber Group	—	(661)	—	(661)
Gain on disposition of rental properties	—	691	—	12,478

	(96)	1,837	(192)	16,395

Cumulative effect of change in accounting principle, net of tax	—	—	—	(11,261)

Net earnings	$20,164	$34,823	$42,380	$42,026

Basic earnings per common share (1)
Earnings from continuing operations	$0.20	$0.33	$0.42	$0.37
Earnings from discontinued operations, net of tax and minority interest	—	0.02	—	0.16
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)

Net earnings	$0.20	$0.35	$0.42	$0.42

Diluted earnings per common share (1)
Earnings from continuing operations	$0.20	$0.32	$0.41	$0.36
Earnings from discontinued operations, net of tax and minority interest	—	0.02	—	0.16
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)

Net earnings	$0.20	$0.34	$0.41	$0.41

(1)	Earnings per share and weighted average shares outstanding for the three and six months ended July 31, 2004 have been restated to reflect a two-for-one stock split in July 2005.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,
	2005	2004
	(in thousands)
Net earnings	$20,164	$34,823

Other comprehensive income, net of tax and minority interest:

Unrealized gains (losses) on investments in securities:
Unrealized gains (losses) on securities	21	(220)

Unrealized derivative net gains:
Change in unrealized net gains on interest rate contracts	1,848	702

Change in fair value of retained interest (Footnote E)	—	(1,649)

Other comprehensive income, net of tax and minority interest	1,869	(1,167)

Comprehensive income	$22,033	$33,656

	Six Months Ended July 31,
	2005	2004
	(in thousands)
Net earnings	$42,380	$42,026

Other comprehensive income, net of tax and minority interest:

Unrealized losses on investments in securities:
Unrealized losses on securities	(145)	(467)

Unrealized derivative net gains:
Change in unrealized net gains on interest rate contracts	3,174	3,567

Change in fair value of retained interest (Footnote E)	—	(632)

Other comprehensive income, net of tax and minority interest	3,029	2,468

Comprehensive income	$45,409	$44,494

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

										Accumulated
	Common Stock				Additional					Other
	Class A		Class B		Paid-In	Unearned	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	(Loss) Income	Total
						(in thousands)
Six Months Ended July 31, 2005
Balances at January 31, 2005, as previously reported	37,103	$12,368	13,249	$4,416	$246,972	$(3,087)	$552,106	—	$—	$(8,250)	$804,525
Two-for-one stock split effective July 11, 2005, applied retroactively	37,103	12,368	13,248	4,416	(16,784)	—	—	—	—	—	—

Balances at January 31, 2005, as restated	74,206	$24,736	26,497	$8,832	$230,188	$(3,087)	$552,106	—	$—	$(8,250)	$804,525
Net earnings							42,380				42,380
Other comprehensive income, net of tax										3,029	3,029
Dividends $.11 per share restated for stock split							(11,097)				(11,097)
Purchase of treasury stock								62	(1,945)		(1,945)
Exercise of stock options	256	85			1,838			(62)	1,945		3,868
Income tax benefit from stock option exercises and vesting of restricted stock					2,555						2,555
Restricted stock issued	90	30			2,827	(2,857)					—
Amortization of unearned compensation						881					881
Distribution of accumulated equity to minority partners					(514)						(514)

Balances at July 31, 2005	74,552	$24,851	26,497	$8,832	$236,894	$(5,063)	$583,389	—	$—	$(5,221)	$843,682

Six Months Ended July 31, 2004
Balances at January 31, 2004, as previously reported	36,510	$12,170	13,716	$4,572	$240,317	$(4,919)	$496,537	239	$(1,752)	$1,986	$748,911
Two-for-one stock split effective July 11, 2005, applied retroactively	36,510	12,170	13,716	4,572	(16,742)	—	—	239	—	—	—

Balances at January 31, 2004, as restated	73,020	$24,340	27,432	$9,144	$223,575	(4,919)	$496,537	478	$(1,752)	$1,986	$748,911
Net earnings							42,026				42,026
Other comprehensive income, net of tax										2,468	2,468
Dividends $.095 per share restated for stock split							(9,509)				(9,509)
Conversion of Class B to Class A shares	804	266	(804)	(266)							—
Exercise of stock options					462			(80)	295		757
Income tax benefit from stock option exercises					505						505
Amortization of unearned compensation						816					816

Balances at July 31, 2004	73,824	$24,606	26,628	$8,878	$224,542	$(4,103)	$529,054	398	$(1,457)	$4,454	$785,974

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2005	2004
	(in thousands)
Cash Flows from Operating Activities

Net Earnings	$42,380	$42,026

Minority interest	7,391	16,105
Depreciation and amortization	86,375	74,062
Amortization of unearned compensation	881	816
Amortization of mortgage procurement costs	6,762	7,009
Equity in earnings of unconsolidated entities	(29,916)	(49,894)
Cash distributions from operations of unconsolidated entities	27,418	18,178
Deferred income taxes	7,073	26,230
Gain on disposition of other investments	(606)	—
Provision for decline in real estate	2,620	—
Loss on early extinguishment of debt	3,163	—
Non-cash Operating Expenses:
Write-off of a portion of enterprise resource planning project	3,025	—
Write-off of abandoned development projects	3,361	3,630
Discontinued operations:
Loss on early extinguishment of debt	—	238
Depreciation and amortization	863	4,210
Amortization of mortgage procurement costs	15	171
Gain on disposition of operating properties	—	(20,213)
Minority interest	—	922
Cumulative effect of change in accounting principle	—	18,628
Sale of land included in projects under development and completed rental properties	50,823	(3,927)
Decrease (increase) in land held for development or sale	12,290	(1,528)
Decrease (increase) in notes and accounts receivable	10,974	(13,447)
(Increase) decrease in other assets	(9,482)	11,667
Increase in restricted funds used for operating purposes	(25,867)	(21,051)
(Decrease) increase in accounts payable and accrued expenses	(8,933)	29,916
Change in Lumber Group – assets held for sale	—	(38,819)

Net cash provided by operating activities	190,610	104,929

Cash Flows from Investing Activities
Capital expenditures	(530,643)	(458,076)
Change in escrows to be used for capital expenditures	(51,569)	(10,910)
Proceeds from disposition of rental properties and other investments	16,302	27,969
Change in investments in and advances to affiliates	25,476	(38,987)

Net cash used in investing activities	(540,434)	(480,004)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	—	100,000
Payment of senior notes issuance costs	—	(3,808)
Proceeds from borrowings under the long-term credit facility	—	128,000
Payments on long-term credit facility	—	(56,250)
Proceeds from nonrecourse mortgage debt	456,155	419,285
Principal payments on nonrecourse mortgage debt	(290,100)	(124,301)
Proceeds from notes payable	4,441	19,681
Payments on notes payable	(17,640)	(29,788)
Change in restricted cash and book overdrafts	85,925	(122,531)
Payment of deferred financing costs	(18,191)	(6,752)
Exercise of stock options	3,868	757
Purchase of treasury stock	(1,945)	—
Dividends paid to shareholders	(10,082)	(9,002)
(Decrease) increase in minority interest	(14,999)	1,885
Change in Lumber Group – assets held for sale	—	39,666

Net cash provided by financing activities	197,432	356,842

Net decrease in cash and equivalents	(152,392)	(18,233)

Cash and equivalents at beginning of period	276,492	107,491

Cash and equivalents at end of period	$124,100	$89,258

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the six months ended July 31:

	Six months ended July 31,
	2005	2004
	(in thousands)
Operating Activities
Decrease in notes and accounts receivable	$—	$39,977
Increase in land held for development or sale	—	(12,534)
Decrease (increase) in other assets	70,000	(67,630)
Decrease in deferred taxes	—	(3,038)
Increase in accounts payable and accrued expenses	1,015	42,718

Total effect on operating activities	$71,015	$(507)

Investing Activities
Reduction in investments in and advances to affiliates	$—	$62,968
Increase in completed rental properties	—	(641,897)

Total effect on investing activities	$—	$(578,929)

Financing Activities
Increase in notes and loans payable	$—	$17,088
(Decrease) increase in nonrecourse mortgage debt	(70,000)	557,126
Increase in restricted cash	—	(5,661)
Increase in minority interest	—	11,390
Change in dividends declared but not yet paid	(1,015)	(507)

Total effect on financing activities	$(71,015)	$579,436

2005
•	Retired $70,000,000 Stapleton Revenue Bonds consolidated by the Company in accordance with FIN No. 46 (R), but owned by a third party special purpose entity (See Footnote E).

•	Dividends declared but not yet paid.
2004
•	Change in consolidation methods due to FIN No. 46 (R).

•	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interests in four properties: Lenox Park, Lenox Club and Pavilion in the Residential Group and Tangerine in the Land Development Group.

•	Modification of certain provisions of the Company’s arrangement with its partner in the New York operations for certain property partnerships.

•	Dividends declared but not yet paid.
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
New Accounting Standards
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS No. 154 February 1, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.
In March 2005, the FASB issued FASB Staff Position FIN 46 (R)-5, “Implicit Variable Interests Under FASB Interpretation No. (“FIN”) 46 (R), Consolidation of Variable Interest Entities” to address whether a company has an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair market value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). The Company does not expect this statement to have a material impact on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment” (“SFAS No. 123 (R)”). This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes APB No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123 (R) requires the measurement of the cost of employee services to be rendered in exchange for an award of equity instruments be calculated based on the fair value of the award on the date of grant, as defined. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule which amended the compliance dates for SFAS No. 123 (R) such that public companies will now be required to implement SFAS No. 123 (R) by their first fiscal year beginning after June 15, 2005. The Company plans to adopt SFAS No. 123 (R) effective February 1, 2006 and is currently assessing the impact of the adoption.
In June 2005, the Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB. This Issue addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when the investor becomes the sole general partner and should be reassessed if there is a change in terms or the exercise of the rights of the limited partners, the sole general partner increases or decreases its ownership, or there is an increase or decrease in the number of outstanding limited partner interests. For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. For all new and modified agreements, the consensus was effective on June 29, 2005. The Company has adopted EITF 04-5 for all new and modified agreements. The Company plans to adopt the consensus for all existing agreements effective February 1, 2006 and is currently assessing the impact of the adoption.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Variable Interest Entities
As of July 31, 2005 the Company determined that it is the primary beneficiary of 30 VIEs representing 19 properties (20 VIEs representing 9 properties in Residential Group, 9 VIEs/properties in Commercial Group, and 1 VIE/property in Land Development Group). As of July 31, 2005 the Company held variable interest in 41 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs of approximately $83,963,000 at July 31, 2005, which is recorded as investments in and advances to affiliates. In addition, the Company has various VIEs that were consolidated prior to the implementation of FIN No. 46 (R) “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”) that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living communities and land development.
Upon implementation of FIN No. 46 (R) on February 1, 2004, the Company recorded a charge of $18,628,000 ($11,261,000 net of tax) for the six months ended July 31, 2004 for the cumulative effect of change in accounting principle which resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of the 30 VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary are as follows as of July 31, 2005 (in thousands):

Total assets	$968,000
Nonrecourse mortgage debt	$861,000
Total liabilities (including nonrecourse mortgage debt)	$924,000
Minority interest	$44,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds secured borrowings of $29,000,000 (Note C) as of July 31, 2005.
Restricted Cash
Restricted cash represents legally restricted deposits with financial institutions for taxes and insurance, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows, construction escrows and collateral on certain financial instruments.
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
As a result of a State of Ohio tax law change enacted on June 30, 2005 that replaced the Ohio income-based franchise tax and the Ohio personal property tax with a commercial activity tax, there was a decrease in the Company’s effective state tax rate. The impact of tax rate change of approximately $10,000,000 is reflected as a deferred tax benefit in the Consolidated Statements of Earnings in three months ended July 31, 2005 and as a reduction of the cumulative deferred tax liability.
Stock-Based Compensation
The Company follows APB No. 25 and related interpretations to account for stock-based compensation. As such, compensation cost (for stock options is measured using the intrinsic value method, that is, the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the optionee is required to pay for the stock.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
During the six months ended July 31, 2005, the Company granted 789,400 Class A fixed stock options under the 1994 Stock Plan to key employees and nonemployee Directors of the Company. The options have a term of 10 years, graded vesting over four years and a weighted average exercise price of $31.76. All options granted under the 1994 Stock Plan, including those issued during the six months ended July 31, 2005, had an exercise price equal to the market value of the underlying common stock on the date of the grant. Therefore, no stock-based compensation costs have been reflected in net earnings for stock options.
The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004

Net earnings (in thousands)
As reported	$20,164	$34,823	$42,380	$42,026
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax	(1,016)	(828)	(1,677)	(1,655)

Pro forma	$19,148	$33,995	$40,703	$40,371

Basic earnings per share
As reported	$.20	$.35	$.42	$.42
Pro forma	$.19	$.34	$.40	$.40
Diluted earnings per share
As reported	$.20	$.34	$.41	$.41
Pro forma	$.19	$.33	$.40	$.40
The Company also granted 90,000 shares of restricted Class A common stock to certain key employees during the six months ended July 31, 2005. The restricted stock was issued out of authorized and unissued shares with rights to vote the shares and receive dividends while being subject to restrictions on disposition, transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. The market value of the restricted stock on the date of grant of $2,857,000 was recorded as unearned compensation within shareholders’ equity and will be charged to expense over the respective vesting period. Stock-based compensation costs relating to restricted stock awards, including the restricted stock issued in April 2005, were charged to net earnings in the amount of $308,000 ($189,000 net of tax) and $508,000 ($307,000 net of tax) during the three months ended July 31, 2005 and 2004, respectively and $881,000 ($541,000 net of tax) and $816,000 ($493,000 net of tax) for the six months ended July 31, 2005 and 2004, respectively. The unearned compensation related to all restricted stock awards reported as a reduction of shareholders’ equity in the accompanying consolidated financial statements amounted to $5,063,000 and $3,087,000 at July 31, 2005 and January 31, 2005, respectively. In connection with the vesting of restricted stock during the six months ended July 31, 2005, the Company repurchased into treasury 61,584 shares of Class A common stock to satisfy the related tax withholding requirements. These shares, which were placed in treasury with an aggregate cost basis of $1,945,000, were all reissued during the six months ended July 31, 2005 to option holders who exercised their options during the period.
Accounting for Derivative Instruments and Hedging Activities
During the three and six months ended July 31, 2005 the Company recorded interest expense of approximately $27,000 and $32,000, respectively, in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. During the three and six months ended July 31, 2004, the Company recorded interest expense of approximately $27,000 in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” was not material. There were no derivative losses reclassified into earnings from other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter for the six months ended July 31, 2005 and 2004. As of July 31, 2005, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as interest expense of approximately $4,236,000, net of tax.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
From time to time, certain of the Company’s joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed-rate to a variable-rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed-rate, the TRS require that the Joint Ventures pay a variable-rate, generally equivalent to the Bond Market Association (“BMA”) rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or the Company. At July 31, 2005, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $288,770,000. The fair value of such TRS is immaterial at July 31, 2005. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At July 31 and January 31, 2005, interest rate caps were reported at fair value of approximately $2,325,000 and $1,405,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements that had a positive fair value at July 31, 2005 are recorded as an unrealized gain of $2,958,000 and is included in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements that had a negative fair value at January 31, 2005 are recorded as an unrealized loss of $1,394,000 and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
Other Comprehensive Income (Loss)
Net unrealized gains or losses on securities, net of tax and minority interest, are included in OCI and represent the difference between the market value of investments in unaffiliated companies that are available for sale at the balance sheet date and the Company’s cost. Also included in OCI is the Company’s portion of the unrealized gains and losses, net of tax and minority interest, on the effective portions of derivative instruments designated and qualified as cash flow hedges. The amount of income tax benefit related to accumulated OCI was $3,287,000 and $5,397,000 as of July 31, 2005 and January 31, 2005, respectively.
The following table summarizes the components of accumulated other comprehensive loss, net of tax and minority interest.

	July 31,	January 31,
	2005	2005
	(in thousands)
Unrealized gain on securities	$67	$213
Unrealized losses on interest rate contracts	(5,288)	(8,463)

Accumulated Other Comprehensive Loss	$(5,221)	$(8,250)

Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. Effective July 31, 2005 the Company changed from the direct method of cash flow presentation to the indirect method to be consistent with the disclosure common throughout the real estate industry. The prior period cash flow has been revised to conform to the indirect method. The direct method reports major classes of gross cash receipts and gross cash payments versus the indirect method which reconciles net earnings to net cash used in or provided by operating activities.
B. Discontinued Operations, Gain on Disposition of Rental Properties and Division and Provision for Decline in Real Estate
Discontinued Operations
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The following table lists the formerly consolidated rental properties included in discontinued operations:

				Three Months	Six Months	Three Months	Six Months
		Square Feet/	Quarter/ Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	7/31/2005	7/31/2005	7/31/2004	7/31/2004

Commercial Group:
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	—	—	Yes	Yes
Pavilion	San Jose, California	250,000 square feet	Q-3 2004	—	—	Yes	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	—	—	Yes	Yes

Residential Group:
Cherrywood Village	Denver, Colorado	360 units	Q-3 2005(1)	Yes	Yes	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q-3 2005(1)	Yes	Yes	Yes	Yes
Arboretum Place	Newport News, Virginia	184 units	Q-4 2004	—	—	Yes	Yes
Bridgewater	Hampton, Virginia	216 units	Q-4 2004	—	—	Yes	Yes
Colony Woods	Bellevue, Washington	396 units	Q-4 2004	—	—	Yes	Yes
Silver Hill	Newport News, Virginia	153 units	Q-4 2004	—	—	Yes	Yes
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q-4 2004	—	—	Yes	Yes
Regency Towers	Jackson, New Jersey	372 units	Q-3 2004	—	—	Yes	Yes
Woodlake	Silver Spring, Maryland	534 units	Q-1 2004	—	—	—	Yes

(1)	Cherrywood Village and Ranchstone were sold for a gain on August 11, 2005 and had no material contingencies as of July 31, 2005.
In addition, the Company’s Lumber Group strategic business unit was included in discontinued operations for the three and six months ended July 31, 2004. Lumber Group is a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the construction industry and to home remodelers.
Substantially all of the assets of the Lumber Group were sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price will be paid over five years with payments commencing November 12, 2006. In the year ended January 31, 2005, the Company reported a gain on disposition of this segment of approximately $20,920,000 ($11,501,000, net of tax) net of $1,093,000 loss related to the sale of Babin. The Company has deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain and any interest income will be recognized as the note receivable principal and interest are collected.
The following table summarizes the assets and liabilities held for sale at July 31, 2005 related to Cherrywood Village and Ranchstone (in thousands). There were no assets or liabilities classified as held for sale at January 31, 2005.

July 31,
2005
Assets
Real estate	$57,569
Cash and equivalents	51
Restricted cash	474
Other assets	276

Total Assets	$58,370

Liabilities
Mortgage debt, nonrecourse	$37,201
Accounts payable and accrued expenses	873

Total Liabilities	$38,074

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Discontinued Operations, Gain on Disposition of Rental Properties and Division and Provision for Decline in Real Estate (continued)
The following table presents operating results related to discontinued operations for the three and six months ended July 31, 2005 and 2004. There were no operations for Lumber Group during fiscal 2005.

	Three Months Ended July 31,
	2005	2004
	Rental	Lumber	Rental
	Properties	Group	Properties	Total
	(in thousands)	(in thousands)
Revenues	$1,554	$34,256	$8,029	$42,285

Expenses
Operating expenses	735	29,532	3,567	33,099
Interest expense	535	1,273	2,511	3,784
Amortization of mortgage procurement costs	7	—	86	86
Depreciation and amortization	433	424	1,716	2,140

	1,710	31,229	7,880	39,109

Interest income	—	—	29	29
Gain (loss) on disposition of rental properties and division	—	(1,093)	1,807	714

Earnings (loss) before income taxes	(156)	1,934	1,985	3,919

Income tax expense (benefit)
Current	(19)	710	435	1,145
Deferred	(41)	114	42	156

	(60)	824	477	1,301

Earnings (loss) before minority interest	(96)	1,110	1,508	2,618

Minority interest	—	—	781	781

Net earnings (loss) from discontinued operations	$(96)	$1,110	$727	$1,837

	Six Months Ended July 31,
	2005	2004
	Rental	Lumber	Rental
	Properties	Group	Properties	Total
	(in thousands)	(in thousands)
Revenues	$3,044	$74,380	$16,511	$90,891

Expenses
Operating expenses	1,408	63,795	7,060	70,855
Interest expense	1,071	2,322	5,147	7,469
Amortization of mortgage procurement costs	15	—	171	171
Loss on early extinguishment of debt	—	—	238	238
Depreciation and amortization	863	878	3,332	4,210

	3,357	66,995	15,948	82,943

Interest income	—	13	63	76
Gain (loss) on disposition of rental properties and division	—	(1,093)	21,306	20,213

Earnings (loss) before income taxes	(313)	6,305	21,932	28,237

Income tax expense (benefit)
Current	(37)	1,402	490	1,892
Deferred	(84)	1,209	7,819	9,028

	(121)	2,611	8,309	10,920

Earnings (loss) before minority interest	(192)	3,694	13,623	17,317

Minority interest	—	—	922	922

Net earnings (loss) from discontinued operations	$(192)	$3,694	$12,701	$16,395

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.	Discontinued Operations, Gain on Disposition of Rental Properties and Division and Provision for Decline in Real Estate (continued)
Gain on Disposition of Rental Properties and Division
The following table summarizes the gain (loss) on disposition of properties and division for the three and six months ended July 31, 2005 and 2004.

		Three Months Ended July 31,		Six Months Ended July 31,
		2005	2004	2005	2004
		(in thousands)		(in thousands)
Discontinued Operations:
Woodlake (Apartments)	Silver Spring, Maryland	$—	$—	$—	$19,499
Hunting Park (Specialty Retail Center)	Philadelphia, Pennsylvania	—	1,807	—	1,807
Babin Building Centers, Inc. (Division of Lumber Group)	Cleveland, Ohio	—	(1,093)	—	(1,093)

Total		$—	$714	$—	$20,213

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of gains on equity method investments disposed of during the three and six months ended July 31, 2005 and 2004, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings.

		Three Months Ended July 31,		Six Months Ended July 31,
		2005	2004	2005	2004
		(in thousands)		(in thousands)
Showcase (Specialty Retail Center)	Las Vegas, Nevada	$—	$—	$13,145	$—
Colony Place (Apartments)	Fort Myers, Florida	—	—	5,352	—
Chapel Hill Mall (Regional Mall)	Akron, Ohio	—	27,943	—	27,943
Chapel Hill Suburban (Specialty Retail Center)	Akron, Ohio	—	915	—	915
Manhattan Town Center Mall (Regional Mall)	Manhattan, Kansas	—	3,138	—	3,138

Total		$—	$31,996	$18,497	$31,996

Provision for Decline in Real Estate
The Company reviews its investment portfolio to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in its real estate portfolio pursuant to the guidance established in SFAS No. 144.
During the three months ended July 31, 2005, the Company recorded a provision for decline in real estate of $1,120,000 related to Sterling Glen of Forest Hills, an 84-unit supported living residential community located in Queens, New York. During the three months ended April 30, 2005, the Company recorded a provision for decline in real estate of $1,500,000 related to the Ritz Carlton, a 206 room commercial hotel located in Cleveland, Ohio. Given the estimated future cash flows that are expected to be derived from these properties, the Company believes that an impairment indicator existed at April 30, 2005 for the Ritz Carlton and at July 31, 2005 for Sterling Glen of Forest Hills. The provision represents a write down to the estimated fair value, less cost to sell, of these properties. There was no provision for decline in real estate for the three or six months ended July 31, 2004.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C. Senior and Subordinated Debt
Senior Notes
Along with its wholly-owned subsidiaries Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), the Company filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide the Company flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. The Company has $292,180,000 available under its shelf registration at July 31, 2005.
On January 25, 2005, the Company issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under its shelf registration statement. The proceeds from this offering (net of approximately $4,300,000 of offering costs) were used to repay the outstanding balance under the Company’s revolving line of credit (Note D) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by the Company, at any time on or after February 1, 2010 at redemption prices of 103.25% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if the Company completes one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
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
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under its shelf registration statement. The proceeds from this offering (net of $8,151,000 of offering costs) were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%, or $208,500,000. The remaining proceeds were used to repay the balance outstanding under the Company’s revolving line of credit and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in years thereafter. However, if the Company completes one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D. Long-Term Credit Facility
On April 7, 2005, the Company amended its long-term credit facility. The amendment to the credit facility extended the maturity by one year to March 2008, lowered the borrowing rate to 1.95% over the London InterBank Offered Rate (“LIBOR”), eliminated the higher rate tier on the last $50,000,000 of borrowings and contained an accordion provision that allows the Company to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the next 24 months. The amendment also lowered the Company’s unused commitment fee from 37.5 basis points on any unused portion to 25 basis points if the revolver usage is less than 50% and 15 basis points if the revolver usage is greater than 50%. The amendment also increased the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 ($42,383,286 in letters of credit and $-0- in surety bonds outstanding at July 31, 2005) and adds a swing line availability of $40,000,000 for up to three business days.
The amended credit facility provides, among other things, for 1) at the Company’s election, interest rates of 1.95% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flows (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases. There was no balance outstanding at July 31, 2005 or January 31, 2005 related to the revolving line of credit.
E. Financing Arrangements
Secured Borrowings
In 2001, Stapleton Land, LLC, a subsidiary of Forest City Rental Properties Corporation, purchased $75,000,000 in Tax Increment Financing (“TIF”) bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds that began in August 2004 and had a call option on the TIF bonds that began in August 2003 (see below). In the event the Bonds were not removed from the Trust, the Company had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land, LLC was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees, and credit enhancement fees (the “Retained Interest”).
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
In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by the Denver Urban Renewal Authority (“DURA”), and the $70,000,000 revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust through a third party purchase. Upon removal of the $70,000,000 revenue bonds from the Trust, the third party deposited the bonds into a special-purpose entity (the “Entity”). As the TIF and revenue bonds were successfully removed from the Trust, the amounts previously recorded in OCI were recognized by Stapleton Land, LLC as interest income during the year ended January 31, 2005. Stapleton Land, LLC is not obligated to pay, nor is it entitled to, any further amounts related to this Retained Interest.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Financing Arrangements (continued)
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”) which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of the Company, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. The Company has consolidated the secured borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs, which were terminated in July 2005, was reported as nonrecourse mortgage debt. The revenue bonds were reported as other assets and the collateral of $-0- and $12,094,000 was reported as restricted cash in the Consolidated Balance Sheets at July 31, 2005 and January 31, 2005, respectively. For the three and six months ended July 31, 2005, the Company recorded approximately $1,195,000 and $2,670,000, respectively, of interest income and $503,000 and $1,162,000, respectively, of interest expense related to this secured borrowing in the Consolidated Statement of Earnings. Of the interest income amounts recorded for the three and six months ended July 31, 2005, approximately $1,117,000 and $2,588,000, respectively, are interest income on the RITES and $78,000 and $82,000, respectively, are interest income on the collateral.
On July 13, 2005, the District issued $63,000,000 Senior Limited Property Tax Supported Revenue Refunding Bonds (“Senior Limited Bonds”), Series 2005 and $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005. Proceeds from the issuance of the 2005 Bonds were used to redeem the $70,000,000 revenue bonds held by the Entity, which were then removed from the Company’s Consolidated Balance Sheet. The Entity, in turn, redeemed the outstanding P-FLOATs. As holder of the RITES, Stapleton Land II, LLC was entitled to the remaining capital balances of the Entity after payment of P-FLOAT interest and other program fees. The District used additional proceeds of $30,271,000 to repay Developer Advances and accrued interest to Stapleton Land, LLC. Stapleton Land II, LLC was refunded $12,060,000 of collateral provided as credit enhancement under this secured borrowing.
On July 13, 2005 Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the underlying $65,000,000 Senior Subordinate Bonds and provided collateral of $10,000,000 as credit enhancement. For the three and six months ended July 31, 2005, the Company recorded approximately $34,000 of interest income related to this fee in the Consolidated Statement of Earnings. The counterparty owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of the Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At July 31, 2005, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
Other Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the Trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the Trust equal to the 8.0% coupon rate, less the BMA index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”).
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. For the three and six months ended July 31, 2005, the Company reported interest income of approximately $1,024,000 and $1,504,000, respectively, related to the Fee in the Consolidated Statement of Earnings. The fair value of approximately $2,317,000 at July 31, 2005 and $813,000 at January 31, 2005 is recorded in other assets in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Financing Arrangements (continued)
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on this TRS. (See Accounting for Derivative Instruments and Hedging Activities in Note A).
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.
F. Stock Split
On June 21, 2005 the Board of Directors declared a two-for-one stock split of the Company’s Class A and Class B common stock effective July 11, 2005 to shareholders of record on June 27, 2005. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity by transferring the par value of the additional shares issued from the additional paid-in-capital account to the common stock accounts. All share and per share data included in this quarterly report have been restated to reflect the stock split.
G. Dividends
The Company pays quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.05 per share (post-split) on both Class A and Class B common stock was declared on March 24, 2005 and was paid on June 15, 2005 to shareholders of record at the close of business on June 1, 2005.
The second quarterly cash dividend of $.06 per share (post-split) on both Class A and Class B common stock was declared on June 21, 2005 and will be paid on September 15, 2005 to shareholders of record at the close of business on September 1, 2005.
H. Earnings per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings from continuing operations.”

		Weighted Average
	Earnings from Continuing	Common Shares
	Operations (Numerator)	Outstanding	Per Common
	(in thousands)	(Denominator)	Share

Three Months Ended
July 31, 2005:
Basic earnings per share	$20,260	100,944,277	$0.20
Effect of dilutive securities – stock options	—	1,549,822	—

Diluted earnings per share	$20,260	102,494,099	$0.20

July 31, 2004:
Basic earnings per share	$32,986	100,052,644	$0.33
Effect of dilutive securities – stock options	—	1,682,490	(0.01)

Diluted earnings per share	$32,986	101,735,134	$0.32

Six Months Ended
July 31, 2005:
Basic earnings per share	$42,572	100,855,367	$0.42
Effect of dilutive securities – stock options	—	1,541,345	(0.01)

Diluted earnings per share	$42,572	102,396,712	$0.41

July 31, 2004:
Basic earnings per share	$36,892	100,033,160	$0.37
Effect of dilutive securities – stock options	—	1,704,702	(0.01)

Diluted earnings per share	$36,892	101,737,862	$0.36

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	July 31,	January 31,
	2005	2005
	(in thousands)
Members’ and partners’ equity as below	$622,751	$619,670
Equity of other members and partners	474,543	453,333

Company’s investment in partnerships	148,208	166,337
Advances to other affiliates (1)	243,534	248,897

Total Investments in and Advances to Affiliates	$391,742	$415,234

(1)	As is customary within the real estate industry, the Company invests in certain projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations. The Company consolidates its investments in these projects. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. At July 31, 2005 and January 31, 2005, amounts advanced for projects on behalf of this partner, collateralized solely by each respective partnership interest were $57,081 and $63,213, respectively, of the $243,534 and $248,897 presented above for “Advances to other affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable solely from cash flows of each respective property.
Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	July 31,	January 31,
	2005	2005
	(in thousands)
Balance Sheet:
Completed rental properties	$1,798,858	$1,879,706
Projects under development	757,118	564,712
Land held for development or sale	198,782	177,080
Accumulated depreciation	(511,378)	(497,566)
Restricted cash	352,327	362,583
Other assets	513,637	542,567

Total Assets	$3,109,344	$3,029,082

Mortgage debt, nonrecourse	$2,054,780	$2,012,578
Other liabilities	431,813	396,834
Members’ and partners’ equity	622,751	619,670

Total Liabilities and Members’/Partners’ Equity	$3,109,344	$3,029,082

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Investments in and Advances to Affiliates (continued)

		(Combined 100%)
	Three Months Ended July 31,		Six Months ended July 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operations:
Revenues	$157,765	$134,372	$329,255	$254,824
Operating expenses	(96,667)	(76,527)	(203,260)	(145,533)
Interest expense	(39,602)	(24,164)	(65,926)	(48,972)
Provision for decline in real estate	—	—	(704)	—
Depreciation and amortization	(18,391)	(14,503)	(58,255)	(28,348)
Interest income	4,463	332	6,950	637
Gain on disposition of rental properties (2)	—	61,427	81,708	61,427

Net earnings (pre-tax) (3)	$7,568	$80,937	$89,768	$94,035

Company’s portion of net earnings (pre-tax)	$9,880	$43,650	$29,916	$49,898

(2)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

		Three Months Ended July 31,		Six Months Ended July 31,
		2005	2004	2005	2004

Showcase (Specialty Retail Center)	(Las Vegas, Nevada)	$—	$—	$71,005	$—
Colony Place (Apartments)	(Fort Myers, Florida)	—	—	10,703	—
Chapel Hill Mall (Regional Mall)	(Akron, Ohio)	—	56,455	—	56,455
Chapel Hill Suburban (Specialty Retail Center)	(Akron, Ohio)	—	1,831	—	1,831
Manhattan Mall (Regional Mall)	(Manhattan, Kansas)	—	3,141	—	3,141

Total gain on disposition of equity method rental properties		$—	$61,427	$81,708	$61,427

Company’s portion of gain on disposition of equity method rental properties		$—	$31,996	$18,497	$31,996

(3)	Included in the amounts above are the following amounts for the three and six months ended July 31, 2005 related to the New Jersey Nets (the “Nets”). The Nets, a franchise of the National Basketball Association in which the Company has been an equity investor since August 16, 2004, is a reportable segment of the Company. Summarized financial information for this equity method investment is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004

Operations:
Revenues	$13,870	$—	$51,435	$—
Operating expenses	(18,499)	—	(53,554)	—
Interest expense	(2,546)	—	(4,671)	—
Depreciation and amortization	(3,782)	—	(24,519)	—
Interest income	262	—	521	—

Net loss (pre-tax)	$(10,695)	$—	$(30,788)	$—

Company’s portion of net loss (pre-tax)	$(4,620)	$—	$(13,216)	$—
Income tax benefit	1,708	—	5,108	—

Company’s portion of net loss (net of tax)	$(2,912)	$—	$(8,108)	$—

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

	July 31,	January 31,	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2005	2005	2004	2005	2004
	Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group	$5,000,608	$4,683,977	$206,026	$166,053	$373,320	$280,100
Residential Group	2,087,769	2,045,864	75,210	57,013	133,901	168,921
Land Development Group	210,742	289,702	10,533	2,311	18,333	14,584
The Nets	33,931	41,861	—	—	—	—
Corporate Activities	114,356	260,681	285	1,434	1,514	1,742
Other (1)	—	—	—	150	—	302

	$7,447,406	$7,322,085	$292,054	$226,961	$527,068	$465,649

	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004	2005	2004	2005	2004
	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$233,838	$194,625	$453,537	$356,039	$129,823	$95,945	$241,608	$179,432
Residential Group	54,843	49,459	107,303	95,239	36,626	32,605	70,462	59,926
Land Development Group	23,820	21,888	59,474	53,217	13,744	11,711	34,699	30,950
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	—	—	—	—	7,584	6,969	16,757	13,631

	$312,501	$265,972	$620,314	$504,495	$187,777	$147,230	$363,526	$283,939

	Interest Income				Interest Expense

Commercial Group	$904	$354	$2,261	$1,214	$45,395	$38,918	$89,787	$76,716
Residential Group	798	568	1,689	1,163	12,491	8,943	24,876	18,703
Land Development Group	4,615	1,271	8,817	1,581	1,848	1,863	4,135	2,719
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	453	20	972	94	11,278	9,061	21,586	17,229

	$6,770	$2,213	$13,739	$4,052	$71,012	$58,785	$140,384	$115,367

	Depreciation and Amortization Expense

Commercial Group	$31,478	$25,761	$64,102	$53,544
Residential Group	11,302	11,369	21,618	19,993
Land Development Group	78	(87)	137	(43)
The Nets	—	—	—	—
Corporate Activities	262	282	518	568

	$43,120	$37,325	$86,375	$74,062

					Earnings Before Depreciation,
	Earnings Before Income Taxes (EBIT) (2)				Amortization & Deferred Taxes (EBDT)

Commercial Group	$29,793	$32,526	$59,070	$45,779	$53,431	$52,476	$107,541	$91,342
Gain on disposition of equity method property	—	31,996	13,145	31,996	—	—	—	—
Provision for decline in real estate	—	—	(1,500)	—	—	—	—	—
Provision for decline in real estate recorded on equity method	—	—	(704)	—	—	—	—	—
Residential Group	(3,455)	(1,289)	(5,242)	1,016	15,709	16,905	31,476	33,671
Gain on disposition of equity method property	—	—	5,352	—	—	—	—	—
Provision for decline in real estate	(1,120)	—	(1,120)	—	—	—	—	—
Land Development Group	19,138	16,508	43,243	30,606	9,988	7,734	24,699	15,838
The Nets	(4,620)	—	(13,216)	—	(2,912)	—	(8,108)	—
Corporate Activities	(18,671)	(16,293)	(37,889)	(31,333)	(11,289)	(7,891)	(23,019)	(19,090)
Gain on disposition of other investments	—	—	606	—	—	—	—	—
Other (1)	—	—	—	—	—	1,771	—	4,355

	$21,065	$63,448	$61,745	$78,064	$64,927	$70,995	$132,589	$126,116

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J. Segment Information (continued)
Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to Net Earnings by Segment:

			Land
	Commercial	Residential	Development		Corporate
	Group	Group	Group	The Nets	Activities	Other (1)	Total

Three Months Ended July 31, 2005
EBDT	$53,431	$15,709	$9,988	$(2,912)	$(11,289)	$—	$64,927
Depreciation and amortization – Real Estate Groups	(31,841)	(13,637)	(54)	—	—	—	(45,532)
Amortization of mortgage procurement costs – Real Estate Groups	(2,201)	(694)	—	—	—	—	(2,895)
Deferred taxes – Real Estate Groups	893	1,201	1,723	—	(1,154)	—	2,663
Straight-line rent adjustment	1,996	(9)	—	—	—	—	1,987
Gain on disposition of other investments, net of tax	—	—	—	—	6	—	6
Provision for decline in real estate, net of tax and minority interest	(13)	(659)	—	—	—	—	(672)
Provision for decline in real estate recorded on equity method, net of tax	(7)	—	—	—	—	—	(7)
Gain on disposition recorded on equity method, net of tax	119	49	—	—	—	—	168
Discontinued operations, net of tax and minority interest: (3)
Depreciation and amortization – Real Estate Groups	—	(433)	—	—	—	—	(433)
Amortization of mortgage procurement costs – Real Estate Groups	—	(7)	—	—	—	—	(7)
Deferred taxes – Real Estate Groups	—	(41)	—	—	—	—	(41)

Net earnings	$22,377	$1,479	$11,657	$(2,912)	$(12,437)	$—	$20,164

Three Months Ended July 31, 2004
EBDT	$52,476	$16,905	$7,734	$—	$(7,891)	$1,771	$70,995
Depreciation and amortization – Real Estate Groups	(28,509)	(13,408)	84	—	—	—	(41,833)
Amortization of mortgage procurement costs – Real Estate Groups	(3,413)	(801)	—	—	—	—	(4,214)
Deferred taxes – Real Estate Groups	(7,613)	(1,400)	1,711	—	(2,123)	—	(9,425)
Straight-line rent adjustment	1,093	(25)	—	—	—	—	1,068
Gain on disposition recorded on equity method, net of tax	19,341	—	—	—	—	—	19,341
Discontinued operations, net of tax and minority interest: (3)
Depreciation and amortization – Real Estate Groups	(277)	(1,351)	—	—	—	—	(1,628)
Amortization of mortgage procurement costs – Real Estate Groups	(56)	(19)	—	—	—	—	(75)
Deferred taxes – Real Estate Groups	(148)	394	—	—	—	—	246
Straight-line rent adjustment	318	—	—	—	—	—	318
Loss on disposition of division, net of tax	—	—	—	—	—	(661)	(661)
Gain on disposition of rental properties	691	—	—	—	—	—	691

Net earnings	$33,903	$295	$9,529	$—	$(10,014)	$1,110	$34,823

Six Months Ended July 31, 2005
EBDT	$107,541	$31,476	$24,699	$(8,108)	$(23,019)	$—	$132,589
Depreciation and amortization – Real Estate Groups	(64,989)	(26,280)	(105)	—	—	—	(91,374)
Amortization of mortgage procurement costs – Real Estate Groups	(4,286)	(1,332)	—	—	—	—	(5,618)
Deferred taxes – Real Estate Groups	(5,435)	(653)	960	—	(1,820)	—	(6,948)
Straight-line rent adjustment	4,997	(14)	—	—	—	—	4,983
Gain on disposition of other investments, net of tax	—	—	—	—	372	—	372
Provision for decline in real estate, net of tax and minority interest	(920)	(659)	—	—	—	—	(1,579)
Provision for decline in real estate recorded on equity method, net of tax	(432)	—	—	—	—	—	(432)
Gain on disposition recorded on equity method, net of tax	8,064	3,285	—	—	—	—	11,349
Discontinued operations, net of tax and minority interest: (3)
Depreciation and amortization – Real Estate Groups	—	(863)	—	—	—	—	(863)
Amortization of mortgage procurement costs – Real Estate Groups	—	(15)	—	—	—	—	(15)
Deferred taxes – Real Estate Groups	—	(84)	—	—	—	—	(84)

Net earnings	$44,540	$4,861	$25,554	$(8,108)	$(24,467)	$—	$42,380

Six Months Ended July 31, 2004
EBDT	$91,342	$33,671	$15,838	$—	$(19,090)	$4,355	$126,116
Depreciation and amortization – Real Estate Groups	(58,306)	(25,178)	50	—	—	—	(83,434)
Amortization of mortgage procurement costs – Real Estate Groups	(4,666)	(1,498)	—	—	—	—	(6,164)
Deferred taxes – Real Estate Groups	(8,927)	(3,178)	1,560	—	(181)	—	(10,726)
Straight-line rent adjustment	(1,103)	(68)	—	—	—	—	(1,171)
Cumulative effect of change in accounting principle, net of tax	(477)	(10,784)	—	—	—	—	(11,261)
Gain on disposition recorded on equity method, net of tax	19,341	—	—	—	—	—	19,341
Discontinued operations, net of tax and minority interest: (3)
Depreciation and amortization – Real Estate Groups	(631)	(2,526)	—	—	—	—	(3,157)
Amortization of mortgage procurement costs – Real Estate Groups	(111)	(38)	—	—	—	—	(149)
Deferred taxes – Real Estate Groups	(273)	454	—	—	—	—	181
Straight-line rent adjustment	633	—	—	—	—	—	633
Loss on disposition of division, net of tax	—	—	—	—	—	(661)	(661)
Gain on disposition of rental properties	691	11,787	—	—	—	—	12,478

Net earnings	$37,513	$2,642	$17,448	$—	$(19,271)	$3,694	$42,026

(1)	Expenditures for additions to real estate, EBDT and net earnings presented under the caption “Other” relates to the Lumber Group, which was sold in November 2004 and is no longer a reportable segment.

(2)	See Consolidated Statements of Earnings on page 3 for reconciliation of EBIT to net earnings.

(3)	See Note B — Discontinued Operations starting on page 11 for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Subsequent Event
On August 11, 2005, the Company sold Cherrywood Village and Ranchstone apartment communities. Cherrywood Village and Ranchstone are 360-unit and 368-unit apartment communities, respectively, located in Denver, Colorado. The $67,500,000 transaction was structured as a tax-deferred exchange and will result in an estimated gain of approximately $9,500,000 ($5,800,000 net of tax).

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
We have approximately $7.4 billion of assets in 20 states and the District of Columbia at July 31, 2005. Our core markets include New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area and California. As a result of an ongoing effort to increase property concentration in the core markets, these markets now account for 71 percent of the cost of our portfolio at July 31, 2005. We have offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and our corporate headquarters are in Cleveland, Ohio.
Significant milestones occurring during the second quarter of 2005 included:
•	The opening of one residential community, Metro 417, in Los Angeles, California and the acquisition of the Ballston Common Office Center in Arlington, Virginia;

•	Closing $254 million in mortgage financing transactions at attractive interest rates; and

•	Executed a two-for-one stock split effective as of July 11, 2005.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.
Net Earnings — Net earnings for the three months ended July 31, 2005 were $20,164,000 versus $34,823,000 for the three months ended July 31, 2004. This current quarter variance compared to last year is primarily attributable to the 2004 gains on dispositions of three equity method investments recorded during the three months ended July 31, 2004 that did not recur in the current year. Gains on disposition during the three months ended July 31, 2004 of $31,996,000, or $19,341,000 net of tax, were recorded for the dispositions of Manhattan Town Center Mall, a regional mall located in Manhattan, Kansas, Chapel Hill Suburban, a specialty retail center located in Akron, Ohio and Chapel Hill Mall, a regional mall located in Akron, Ohio. We also recorded a current quarter loss of $2,912,000, net of tax, on our equity investment in the Nets which we did not own during the second quarter of 2004, a one-time expense related to our enterprise resource planning project of $1,856,000, net of tax, an increase in interest expense of $1,496,000, net of tax, as a result of the issuance of $150,000,000 senior notes in January of 2005 and the Lumber Group reported net earnings in the second quarter of last year of $1,110,000 with no corresponding amount in the current quarter due to the sale of Lumber Group in November of 2004. These unfavorable variances were partially offset by a favorable change in our effective tax rate due to a change in the rate in the State of Ohio resulting in a one-time reduction of deferred income taxes of approximately $10,000,000 recorded in the three months ended July 31, 2005.
Net earnings for the six months ended July 31, 2005 were $42,380,000 versus $42,046,000 for the six months ended July 31, 2004. The favorable variance for this year compared to the prior year is primarily attributable to an increase in earnings from Commercial Group land sales and development fees of $15,114,000, net of tax and minority interest, primarily at Galleria at Sunset in Las Vegas, Twelve MetroTech Center in Brooklyn and Simi Valley Town Center in Simi Valley, California, $8,106,000 related to land sales reported in the Land Development Group, a favorable change in our effective tax rate due to a change in the rate in the State of Ohio resulting in a one-time reduction of deferred income taxes of approximately $10,000,000 and the prior year charge for cumulative effect of change in accounting principle as a result of our implementation of FIN No. 46 (R) of $11,261,000, net of tax, which did not recur. These favorable variances are offset by the current year loss on our equity investment in the Nets of $8,108,000, net of tax, which we did not own during the first half of 2004, a one-time expense related to our enterprise resource planning project of $1,856,000, net of tax, an increase in interest expense of $2,991,000, net of tax, as a result of the issuance of $150,000,000 senior notes in January of 2005, the 2004 gains on disposition of $12,478,000, net of tax, of two properties, Hunting Park, a specialty retail center located in Philadelphia, Pennsylvania and Woodlake, a 534-unit apartment community located in Silver Spring, Maryland, development fee revenue of $4,114,000 at Twelve MetroTech Center that was recognized in 2004 and the Lumber Group net earnings in the first half of last year of $3,694,000 with no corresponding amount in the current year due to the sale of Lumber Group in November of 2004. Also included in net earnings is a decrease of $7,992,000, net of tax, compared to the same period last year as a result of the first quarter 2005 dispositions of two equity method properties of Showcase, a specialty retail center located in Las Vegas Nevada, and Colony Place, an apartment community located in Fort Myers, Florida at a gain of $11,349,000, which only partially offset prior year gains of $19,341,000 related to sales of three equity method properties, Manhattan Town Center Mall, Chapel Hill Suburban and Chapel Hill Mall.
Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, interest income, equity in earnings of unconsolidated entities, operating expenses and interest expense incurred by each segment for the three and six months ended July 31, 2005 and 2004, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended July 31,			Six Months Ended July 31,
	2005	2004	Variance	2005	2004	Variance
	(in thousands)			(in thousands)
Revenues from Real Estate Operations
Commercial Group	$233,838	$194,625	$39,213	$453,537	$356,039	$97,498
Residential Group	54,843	49,459	5,384	107,303	95,239	12,064
Land Development Group	23,820	21,888	1,932	59,474	53,217	6,257
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	—	—	—	—

Total Revenues from Real Estate Operations	$312,501	$265,972	$46,529	$620,314	$504,495	$115,819

Interest Income
Commercial Group	$904	$354	$550	$2,261	$1,214	$1,047
Residential Group	798	568	230	1,689	1,163	526
Land Development Group	4,615	1,271	3,344	8,817	1,581	7,236
The Nets	—	—	—	—	—	—
Corporate Activities	453	20	433	972	94	878

Total Interest Income	$6,770	$2,213	$4,557	$13,739	$4,052	$9,687

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$6,452	$34,515	$(28,063)	$20,103	$35,862	$(15,759)
Residential Group	1,541	2,255	(714)	8,904	4,496	4,408
Land Development Group	6,507	6,880	(373)	14,125	9,536	4,589
The Nets	(4,620)	—	(4,620)	(13,216)	—	(13,216)
Corporate Activities	—	—	—	—	—	—

Total Equity in Earnings (Loss) of Unconsolidated Entities	$9,880	$43,650	$(33,770)	$29,916	$49,894	$(19,978)

Operating Expenses
Commercial Group	$129,823	$95,945	$33,878	$241,608	$179,432	$62,176
Residential Group	36,626	32,605	4,021	70,462	59,926	10,536
Land Development Group	13,744	11,711	2,033	34,699	30,950	3,749
The Nets	—	—	—	—	—	—
Corporate Activities	7,584	6,969	615	16,757	13,631	3,126

Total Operating Expenses	$187,777	$147,230	$40,547	$363,526	$283,939	$79,587

Interest Expense
Commercial Group	$45,395	$38,918	$6,477	$89,787	$76,716	$13,071
Residential Group	12,491	8,943	3,548	24,876	18,703	6,173
Land Development Group	1,848	1,863	(15)	4,135	2,719	1,416
The Nets	—	—	—	—	—	—
Corporate Activities	11,278	9,061	2,217	21,586	17,229	4,357

Total Interest Expense	$71,012	$58,785	$12,227	$140,384	$115,367	$25,017

Commercial Group
Revenues from Real Estate Operations — Revenues from real estate operations for the Commercial Group increased by $39,213,000 or 20.1%, for the three months ended July 31, 2005 over the same period in the prior year. This increase was primarily the result of:
•	Increase of $13,033,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $4,383,000 primarily related to an increase in occupancy at certain hotels; and

•	Increase of $31,701,000 related to commercial land sales primarily at Simi Valley Town Center in Simi Valley, California, Bolingbrook in Bolingbrook, Illinois and Salt Lake City.
These increases were partially offset by the following decrease:
•	Decrease of $11,773,000 related to development fee revenue primarily at Twelve MetroTech Center located in Brooklyn, New York that was recognized in the prior year and did not recur.
The balance of the remaining increase in revenues from real estate operations of approximately $1,869,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group increased by $97,498,000, or 27.4%, for the six months ended July 31, 2005 over the same period in the prior year. This increase was primarily the result of:
•	Increase of $28,016,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $6,866,000 primarily related to an increase in occupancy at certain hotels;

•	Increase of $61,937,000 related to commercial land sales primarily at Twelve MetroTech Center in Brooklyn, New York, Simi Valley Town Center, Bolingbrook and Salt Lake City; and

•	Increase of $4,528,000 related to the net gain on the sale of a development project in Las Vegas, Nevada.
These increases were partially offset by the following decrease:
•	Decrease of $12,979,000 related to development fee revenue primarily at Twelve MetroTech Center that was recognized in the prior year and did not recur.
The balance of the remaining increase in revenues from real estate operations of approximately $9,130,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses increased $33,878,000, or 35.3%, for the three months ended July 31, 2005 over the same period in the prior year. This increase was primarily the result of:
•	Increase of $2,080,000 related to new property openings, as noted in the table below;

•	Increase in our hotel portfolio of $2,665,000 primarily related to an increase in occupancy in our New York hotel portfolio;

•	Increase of $22,409,000 related to commercial land sales primarily at Simi Valley Town Center, Bolingbrook, and Salt Lake City;

•	Increase of approximately $1,542,000 related to the Commercial Group’s allocated share of a write-off of a portion of our enterprise resource planning project; and

•	Increase of $1,437,000 related to promotional costs for new development projects.
The balance of the remaining increase in operating expenses of approximately $3,745,000 was generally due to fluctuations in mature properties and general operating activities.

Operating expenses increased $62,176,000, or 34.7%, for the six months ended July 31, 2005 over the same period in the prior year. This increase was primarily the result of:
•	Increase of $8,106,000 related to new property openings as noted in the table below;

•	Increase in our hotel portfolio of $4,638,000 primarily related to an increase in occupancy in our New York hotel portfolio;

•	Increase of $37,819,000 related to commercial land sales primarily at Twelve MetroTech Center, Bolingbrook, Simi Valley Town Center and Salt Lake City;

•	Increase of approximately $1,542,000 related to the Commercial Group’s allocated share of a write-off of a portion of our enterprise resource planning project; and

•	Increase in development project write-offs of $783,000; and

•	Increase of $1,688,000 related to promotional costs for new development projects.
The balance of the remaining increase in operating expenses of approximately $7,600,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $6,477,000, or 16.6%, during the three months ended July 31, 2005 compared the same period in the prior year. Interest expense for the Commercial Group increased by $13,071,000, or 17.0%, during the six months ended July 31, 2005. The increase is primarily attributed to openings of the properties in the table listed below.
The following table presents the significant increase in revenue from real estate operations and operating expenses incurred by the Commercial Group for newly-opened properties for the three and six months ended July 31, 2005 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Six Months Ended
				July 31, 2005
				Revenue from		Revenue from
				Real		Real
		Quarter/Year	Square	Estate	Operating	Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses	Operations	Expenses

Retail Centers:
Saddle Rock Village	Aurora, CO	Q1-2005	359,000	$193	$118	$280	$147
Quartermaster Plaza	Philadelphia, PA	Q3-2004	459,000	2,267	507	3,670	909
Victoria Gardens	Rancho Cucamonga, CA	Q3-2004	1,034,000	5,585	802	11,243	3,915
Atlantic Terminal	Brooklyn, NY	Q2-2004	373,000	1,829	(470)	3,787	406
Brooklyn Commons	Brooklyn, NY	Q2-2004	151,000	—	(109)	550	(88)

Office Buildings:
Ballston Common Office Center	Arlington, VA	Q2-2005	176,000	1,426	637	1,426	637
Twelve MetroTech Center	Brooklyn, NY	Q4-2004	177,000	—	116	—	275
University of Pennsylvania	Philadelphia, PA	Q4-2004	123,000	1,506	187	3,044	386
2 Hanson Place	Brooklyn, NY	Q2-2004	399,000	227	292	4,016	1,519

Total				$13,033	$2,080	$28,016	$8,106

Residential Group
Revenues from Real Estate Operations — Revenues from real estate operations for the Residential Group increased by $5,384,000, or 10.9%, during the three months ended July 31, 2005 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $1,418,000 related to new property openings, as noted in the table below;

•	Increase of $805,000 related to a land sale at Tobacco Row;

•	Increase of $1,481,000 related to an increase in occupancy primarily at the following properties: Mount Vernon Square in Alexandria, Virginia, Grand in North Bethesda, Maryland, One Franklintown in Philadelphia, Pennsylvania and Sterling Glen of Darien, in Darien, Connecticut; and

•	Increase of $516,000 related to military housing fee income from the new management of U.S. Navy family housing at Hawaii’s Pearl Harbor.
The balance of the remaining increase of approximately $1,164,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Residential Group increased by $12,064,000, or 12.7%, during the six months ended July 31, 2005 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $3,363,000 related to new property openings, as noted in the table below;

•	Increase of $805,000 related to a land sale at Tobacco Row;

•	Increase of $2,324,000 due to the consolidation of three properties previously accounted for on the equity method of accounting as the result of the buyout of a partner on these properties;

•	Increase of $2,555,000 related to an increase in occupancy primarily at the following properties: Mount Vernon Square, Grand, One Franklintown, and Sterling Glen of Darien; and

•	Increase of $1,191,000 related to military housing fee income from the new management of U.S. Navy family housing at Hawaii’s Pearl Harbor.
     The balance of the remaining increase of approximately $1,826,000 was generally due to fluctuations in mature properties.
     Operating and Interest Expenses — Operating expenses for the Residential Group increased by $4,021,000, or 12.3% during the three months ended July 31, 2005 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $935,000 related to new property openings, as noted in the table below;

•	Increase of $291,000 related to a land sale at Tobacco Row; and

•	Increase of $908,000 related to Residential Group’s allocated share of a write-off of a portion of our enterprise resource planning project.
The balance of the remaining increase of approximately $1,887,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $10,536,000, or 17.6% during the six months ended July 31, 2005 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $2,121,000 related to new property openings, as noted in the table below;

•	Increase of $291,000 related to a land sale at Tobacco Row;

•	Increase of $908,000 related to Residential Group’s allocated share of a write-off of a portion of our enterprise resource planning project; and

•	Increase of $1,000,000 related to three properties previously accounted for under the equity method of accounting as a result of the buyout of the partner on these properties.
The balance of the remaining increase of approximately $6,216,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $3,548,000, or 39.7%, during the three months ended July 31, 2005 compared to the same period in the prior year. Interest expense increased by $821,000 as a result of openings of new properties. The remaining increase is primarily the result of an increase in variable interest rates and variable exposure on derivative instruments.
Interest expense for the Residential Group increased by $6,173,000, or 33.0%, during the six months ended July 31, 2005 compared to the same period in the prior year. Interest expense increased by $1,800,000 as a result of openings of new properties. The remaining increase is primarily the result of an increase in variable interest rates and variable exposure on derivative instruments.

The following table presents the significant increases in revenue from real estate operations and operating expenses incurred by the Residential Group for newly-opened properties for the three and six months ended July 31, 2005 compared to the same period in the prior year (dollars in thousands):

					Three Months Ended		Six Months Ended
					July 31, 2005
					Revenue from		Revenue from
		Quarter/Year	Number		Real Estate	Operating	Real Estate	Operating
Property	Location	Opened	of Units		Operations	Expenses	Operations	Expenses

Metro 417	Los Angeles, CA	Q2-2005	277		$—	$231	$—	$331
23 Sidney Street	Cambridge, MA	Q1-2005	51		49	182	51	215
Emerald Palms Expansion	Miami, FL	Q2-2004	86		277	113	571	208
East 29th Avenue Town Center	Denver, CO	Q1-2004	156	(1)	353	85	879	220
Sterling Glen of Rye Brook	Rye Brook, NY	Q1-2004	165		739	324	1,862	1,147

Total					$1,418	$935	$3,363	$2,121

(1)	Project also includes 141,000 square feet (57,000 square feet owned/managed by us) of retail and 34,000 square feet of office space, which is included in the amounts above.
Land Development Group
Revenues — Land sales and the related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Revenues from real estate operations for the Land Development Group increased by $1,932,000 for the three months ended July 31, 2005 compared to the same period in the prior year. This increase is primarily the result of the following:
•	Increase in land sales of $6,663,000 primarily at three major land development projects, Stapleton in Denver, Colorado, Thornbury in Solon, Ohio and Suncoast Lakes in Pasco County, Florida combined with several smaller sales increases at various land development projects.
These increases were partially offset by:
•	Decrease of $4,731,000 primarily at three major land development projects, Central Station in Chicago, Illinois, Creekstone in Copley, Ohio and Waterbury in North Ridgeville, Ohio combined with several smaller sales decreases at various land development projects.
Revenues from real estate operations for the Land Development Group increased by $6,257,000 for the six months ended July 31, 2005 compared to the same period in the prior year. This increase is primarily the result of the following:
•	Increase in land sales of $13,425,000 primarily at three major land development projects, Stapleton, Waterbury, and Suncoast Lakes combined with several smaller sales increases at various land development projects.
These increases were partially offset by:
•	Decrease of $7,168,000 primarily at three major land development projects, Central Station, Creekstone and Thornbury combined with several smaller sales decreases at various land development projects.
Operating and Interest Expenses — Operating expenses increased $2,033,000 for the three months ended July 31, 2005 compared to the same period in the prior year. This increase is primarily the result of the following:
•	Increase of $4,464,000 primarily at three land development projects, Stapleton, Thornbury, and Suncoast Lakes combined with several smaller expense increases at various land development projects; and

•	Increase of $151,000 related to the Land Development Group’s allocated share of a write-off of a portion of our enterprise resource planning project.
These increases were partially offset by:
•	Decrease of $2,582,000 primarily at two major land development projects, Creekstone and Waterbury combined with several smaller expense decreases at various land development projects.

Operating expenses increased $3,749,000 for the six months ended July 31, 2005 compared to the same period in the prior year. This increase is primarily result of the following:
•	Increase of $8,896,000 primarily at three land development projects, Stapleton, Waterbury and Suncoast Lakes combined with several smaller expense increases at various land development projects; and

•	Increase of $151,000 related to the Land Development Group’s allocated share of a write-off of a portion of our enterprise resource planning project.
These increases were partially offset by:
•	Decrease of $5,298,000 primarily at two major land development projects, Creekstone and Thornbury combined with several smaller expense decreases at various land development projects.
Interest expense decreased by $15,000 and increased by $1,416,000, respectively, for the three and six months ended July 31, 2005 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in the Nets incurred a pre-tax loss of $4,620,000 and $13,216,000 for the three and six months ended July 31, 2005. The loss substantially relates to a non-cash loss due to amortization and depreciation of approximately $1,400,000 and $9,300,000 during the three and six months ended July 31, 2005, respectively, of certain assets related to the purchase of the team, the majority of which is being amortized over approximately five years, and insurance premiums purchased on policies related to the standard indemnification required by the NBA. To date we have invested only the original $50,000,000 into the basketball team. The basketball team’s current year cash losses have been funded by draws on the team’s credit facility.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $615,000 and $3,126,000 for the three and six months ended July 31, 2005 compared to the same periods in the prior year. The increase for the six months ended July 31, 2005 is primarily related to approximately $2,000,000 in payroll, incentives and related costs, $424,000 related to the Corporate’s allocated share of the write-off of a portion of enterprise resource planning project, $177,000 related to the registration costs of the stock split, and $985,000 in general corporate expenses. These increases were partially offset by a reduction of $460,000 in costs related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Interest expense increased by $2,217,000 and $4,357,000 for the three and six months ended July 31, 2005 compared to the same periods in prior year primarily related to the issuance of an additional $150,000,000 of senior notes in a public offering in January 2005. Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the long-term credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section).
Other Activity
The following items are discussed on a consolidated basis.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. Amortization of mortgage procurement costs decreased $1,543,000 and $247,000 for the three and six months ended July 31, 2005, respectively compared to the same period in the prior year. The decrease is primarily related to a write-off of financing cost due to a refinancing of a construction loan at 2 Hanson Place, an office building located in Brooklyn, New York, Atlantic Terminal, a specialty retail center located in Brooklyn, New York, and Harlem Center, a specialty retail center located in Manhattan, New York.
Loss on Early Extinguishment of Debt
For the three and six months ended July 31, 2005 we recorded $1,553,000 and $3,163,000, respectively as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of nonrecourse mortgage debt at One MetroTech Center and Ten MetroTech Center, office buildings located in Brooklyn, New York, in order to secure more favorable financing terms. For the six months ended July 31, 2004 we recorded $238,000 relating to the disposition of Woodlake, a residential property located in Silver Spring, Maryland, as loss on early extinguishment of debt in discontinued operations. There was no loss on early extinguishment of debt recorded in continuing operations for the three or six months ended July 31, 2004.
Provision for Decline in Real Estate
We review our investment portfolio to determine if our carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where we do not expect to recover our carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in our real estate portfolio pursuant to the guidance established in SFAS No. 144.
During the three months ended July 31, 2005, we recorded a provision for decline in real estate of $1,120,000 related to Sterling Glen of Forest Hills an 84-unit supported living residential community located in Queens, New York. During the three months ended April 30, 2005, we recorded a provision for decline in real estate of $1,500,000 related to the Ritz Carlton, a 206 room commercial hotel located in Cleveland, Ohio. Given the estimated future cash flows that are expected to be derived from these properties, we believe that an impairment indicator existed at April 30, 2005 for the Ritz Carlton and at July 31, 2005 for Sterling Glen of Forest Hills. The provision represents a write down to the estimated fair value, less cost to sell, of these properties. There was no provision for decline in real estate for the three or six months ended July 31, 2004.
Depreciation and Amortization
Depreciation and amortization included in continuing operations increased by $5,795,000 and $12,313,000 for the three and six months ended July 31, 2005, respectively compared to the same periods in the prior year. This increase is primarily the result of acquisitions and new property openings.
Interest Income
Interest income was $6,770,000 for the three months ended July 31, 2005 compared to $2,213,000 for the three months ended July 31, 2004 representing an increase of $4,557,000. This increase was primarily the result of the following:
–	Land Development Group
•	Increase of $1,229,000 related to interest income earned by Stapleton Land II, LLC on the Residual Interest Tax-Exempt Securities Receipts (“RITES”) and the 1% fee related to an agreement on the $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”) (see “Financing Arrangements” section);

•	Increase of $1,024,000 related to interest income earned by Stapleton Land, LLC on the fee on the Denver Urban Renewal Authority (“DURA”) bonds (see “Financing Arrangements” section);

•	Increase of $575,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds; and

•	Increase of $436,000 related to interest income related to Stapleton Land, LLC’s other financing arrangements.
–	Corporate Activities
•	Increase of $384,000 which primarily relates to additional cash investments generated from the issuance of $150,000,000 6.50% senior notes in January 2005.
The balance of the remaining increase in interest income of $909,000 was due to other general investing activities.
Interest income was $13,739,000 for the six months ended July 31, 2005 compared to $4,052,000 for the six months ended July 31, 2004 representing an increase of $9,687,000. This increase was primarily the result of the following:
–	Land Development Group
•	Increase of $2,704,000 related to interest income earned by Stapleton Land II, LLC on the RITES and the 1% fee related an agreement on the $65,000,000 Senior Subordinate Bonds;

•	Increase of $1,504,000 related to interest income earned by Stapleton Land, LLC on the DURA bonds;

•	Increase of $2,141,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 TIF bonds; and

•	Increase of $868,000 related to interest income related to Stapleton Land, LLC’s other financing arrangements.
–	Corporate Activities
•	Increase of $868,000 which primarily relates to additional cash investments generated from the issuance of $150,000,000 6.50% senior notes in January 2005.
The balance of the remaining increase in interest income of $1,602,000 was due to other general investing activities.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $9,880,000 for the three months ended July 31, 2005 compared to $43,650,000 for the three months ended July 31, 2004, a decrease of $33,770,000. This decrease is primarily the result of the following:
–	Commercial
•	Decrease of $31,996,000 related to the gains on disposition of three equity method investments, Chapel Hill Mall, a regional mall located in Akron, Ohio, Chapel Hill Suburban, a specialty retail center located in Akron, Ohio and Manhattan Town Center, a regional mall located in Manhattan, Kansas, that occurred in the second quarter of 2004.
–	The Nets
•	Decrease of $4,620,000 (pre-tax) which substantially relates to a non-cash loss due to amortization and depreciation of approximately $1,400,000 of certain assets related to the purchase of the team, the majority of which is being amortized over approximately five years, and insurance premiums on policies purchased related to the standard indemnification required by the NBA. To date we have invested only the original $50,000,000 into the basketball team. The basketball team’s current year cash losses have been funded by draws on the team’s credit facility.
The balance of the remaining decrease in equity in earnings of unconsolidated entities of approximately $2,762,000 was generally due to fluctuations in the operations of equity method investments.
These decreases were partially offset by the following increases:
–	Commercial
•	Increase of $2,804,000 related to commercial land sales at Galleria at Sunset, located in Henderson, Nevada and Victor Village, located in Victorville, California.
–	Land Development Group
•	Increase related to increased land sales of $2,804,000 for Gladden Farms, located in Marana, Arizona.
Equity in earnings of unconsolidated entities was $29,916,000 for the six months ended July 31, 2005 compared to $49,894,000 for the six months ended July 31, 2004, a decrease of $19,978,000. This decrease was primarily the result of the following:
–	Commercial
•	Decrease of $31,996,000 related to the gains on disposition of Chapel Hill Mall, Chapel Hill Suburban and Manhattan Town Center that occurred in the second quarter of 2004.

–	The Nets
•	Decrease of $13,216,000 (pre-tax) which substantially relates to a non-cash loss due to amortization and depreciation of approximately $9,300,000 of certain assets related to the purchase of the team, the majority of which is being amortized over approximately five years, and insurance premiums on policies purchased related to the standard indemnification required by the NBA. To date we have invested only the original $50,000,000 into the basketball team. The basketball team’s current year losses have been funded by draws on the team’s credit facility.
The balance of the remaining decrease in equity in earnings of unconsolidated entities of approximately $96,000 was due to fluctuations in the operations of equity method investments.
These decreases were partially offset by the following increases:
–	Commercial
•	Increase of $13,145,000 related to the gain on disposition of Showcase, a specialty retail center located in Las Vegas, Nevada.
–	Residential
•	Increase of $5,352,000 related to the gain on disposition of Colony Place, an apartment community located in Fort Myers, Florida.
–	Land Development Group
•	Increase of $3,733,000 related to increased land sales at Central Station, located in Chicago, Illinois.

•	Increase of $3,100,000 related to increased land sales at Gladden Farms, located in Marana, Arizona.
Income Taxes
Income tax (benefit) expense for the three months ended July 31, 2005 and 2004 totaled $(3,716,000) and $21,544,000, respectively. Income tax expense for the six months ended July 31, 2005 and 2004 totaled $11,782,000 and $25,067,000, respectively. This decrease is primarily attributable to a State of Ohio tax law change enacted on June 30, 2005 that replaced the Ohio income-based franchise tax and the Ohio personal property tax with a commercial activity tax. As a result of the State of Ohio tax law change there was a decrease in the Company’s effective state tax rate. The impact of the tax rate change of approximately $10,000,000 is reflected as a deferred tax benefit in the Consolidated Statements of Earnings in the three months ended July 31, 2005 and as a reduction of the cumulative deferred tax liability. The decrease is also attributable to gains on disposition of equity method investments of $31,996,000 ($19,341,000 net of tax) which did not recur in the current year. At January 31, 2005, we had a net operating loss carryforward for tax purposes of $53,131,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2025, general business credit carryovers of $9,049,000 that will expire in the years ending January 31, 2006 through 2025 and an alternative minimum tax (“AMT”) carryforward of $30,325,000 that is available until used to reduce Federal tax to the AMT amount. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
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

The following table lists the formerly consolidated rental properties included in discontinued operations:

			Quarter/	Three Months	Six Months	Three Months	Six Months
		Square Feet/	Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	7/31/2005	7/31/2005	7/31/2004	7/31/2004

Commercial Group:
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	—	—	Yes	Yes
Pavilion	San Jose, California	250,000 square feet	Q-3 2004	—	—	Yes	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	—	—	Yes	Yes

Residential Group:
Cherrywood Village	Denver, Colorado	360 units	Q-3 2005(1)	Yes	Yes	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q-3 2005(1)	Yes	Yes	Yes	Yes
Arboretum Place	Newport News, Virginia	184 units	Q-4 2004	—	—	Yes	Yes
Bridgewater	Hampton, Virginia	216 units	Q-4 2004	—	—	Yes	Yes
Colony Woods	Bellevue, Washington	396 units	Q-4 2004	—	—	Yes	Yes
Silver Hill	Newport News, Virginia	153 units	Q-4 2004	—	—	Yes	Yes
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q-4 2004	—	—	Yes	Yes
Regency Towers	Jackson, New Jersey	372 units	Q-3 2004	—	—	Yes	Yes
Woodlake	Silver Spring, Maryland	534 units	Q-1 2004	—	—	—	Yes

(1)	Cherrywood Village and Ranchstone were sold for a gain on August 11, 2005 and had no material contingencies as of July 31, 2005.
In addition, our Lumber Group strategic business unit was included in discontinued operations for the three and six months ended July 31, 2004. Lumber Group is a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the construction industry and to home remodelers.
Substantially all of the assets of the Lumber Group were sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price will be paid over five years with payments commencing November 12, 2006. In the year ended January 31, 2005, we reported a gain on disposition of this segment of approximately $20,920,000 ($11,501,000, net of tax) net of $1,093,000 loss related to the sale of Babin. We have deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain and any interest income will be recognized as the note receivable principal and interest are collected.
The following table summarizes the assets and liabilities held for sale at July 31, 2005 related to Cherrywood Village and Ranchstone (in thousands). There were no assets or liabilities classified as held for sale at January 31, 2005.

July 31,
2005
Assets
Real estate	$57,569
Cash and equivalents	51
Restricted cash	474
Other assets	276

Total Assets	$58,370

Liabilities
Mortgage debt, nonrecourse	$37,201
Accounts payable and accrued expenses	873

Total Liabilities	$38,074

The following table presents operating results related to discounted operations for the three and six months ended July 31, 2005 and 2004. There were no operations for Lumber Group during fiscal 2005.

	Three Months Ended July 31,
	2005	2004
	Rental	Lumber	Rental
	Properties	Group	Properties	Total
	(in thousands)		(in thousands)
Revenues	$1,554	$34,256	$8,029	$42,285

Expenses
Operating expenses	735	29,532	3,567	33,099
Interest expense	535	1,273	2,511	3,784
Amortization of mortgage procurement costs	7	—	86	86
Depreciation and amortization	433	424	1,716	2,140

	1,710	31,229	7,880	39,109

Interest income	—	—	29	29
Gain (loss) on disposition of rental properties and division	—	(1,093)	1,807	714

Earnings (loss) before income taxes	(156)	1,934	1,985	3,919

Income tax expense (benefit)
Current	(19)	710	435	1,145
Deferred	(41)	114	42	156

	(60)	824	477	1,301

Earnings (loss) before minority interest	(96)	1,110	1,508	2,618

Minority interest	—	—	781	781

Net earnings (loss) from discontinued operations	$(96)	$1,110	$727	$1,837

	Six Months Ended July 31,
	2005	2004
	Rental	Lumber	Rental
	Properties	Group	Properties	Total
	(in thousands)		(in thousands)
Revenues	$3,044	$74,380	$16,511	$90,891

Expenses
Operating expenses	1,408	63,795	7,060	70,855
Interest expense	1,071	2,322	5,147	7,469
Amortization of mortgage procurement costs	15	—	171	171
Loss on early extinguishment of debt	—	—	238	238
Depreciation and amortization	863	878	3,332	4,210

	3,357	66,995	15,948	82,943

Interest income	—	13	63	76
Gain (loss) on disposition of rental properties and division	—	(1,093)	21,306	20,213

Earnings (loss) before income taxes	(313)	6,305	21,932	28,237

Income tax expense (benefit)
Current	(37)	1,402	490	1,892
Deferred	(84)	1,209	7,819	9,028

	(121)	2,611	8,309	10,920

Earnings (loss) before minority interest	(192)	3,694	13,623	17,317

Minority interest	—	—	922	922

Net earnings (loss) from discontinued operations	$(192)	$3,694	$12,701	$16,395

Gain on Disposition of Rental Properties and Division
The following table summarizes the gain (loss) on disposition of properties and division for the three and six months ended July 31, 2005 and 2004.

		Three Months Ended July 31,		Six Months Ended July 31,
		2005	2004	2005	2004
		(in thousands)		(in thousands)
Discontinued Operations:
Woodlake (Apartments)	Silver Spring, Maryland	$—	$—	$—	$19,499
Hunting Park (Specialty Retail Center)	Philadelphia, Pennsylvania	—	1,807	—	1,807
Babin Building Centers, Inc. (Division of
Lumber Group) Cleveland,	Ohio	—	(1,093)	—	(1,093)

Total		$-	$714	$—	$20,213

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of gains on equity method investments disposed of during the three and six months ended July 31, 2005 and 2004, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings.

		Three Months Ended July 31,		Six Months Ended July 31,
		2005	2004	2005	2004
		(in thousands)		(in thousands)
Showcase (Specialty Retail Center)	Las Vegas, Nevada	$—	$—	$13,145	$—
Colony Place (Apartments)	Fort Myers, Florida			5,352
Chapel Hill Mall (Regional Mall)	Akron, Ohio	—	27,943	—	27,943
Chapel Hill Suburban (Specialty Retail Center)	Akron, Ohio	—	915	—	915
Manhattan Town Center Mall (Regional Mall)	Manhattan, Kansas	—	3,138	—	3,138

Total		$—	$31,996	$18,497	$31,996

Cumulative Effect of Change in Accounting Principle
For the six months ended July 31, 2004, we recorded a charge for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings of $18,628,000 ($11,261,000 net of tax). This charge consisted primarily of accumulated depreciation and amortization expense, net of minority interest, of the newly-consolidated variable interest entities (“VIEs”) which were previously accounted for on the cost method. See the New Accounting Standards — Variable Interest Entities section of the MD&A for further information.
The overall impact resulting from the adoption of FIN No. 46 (R) to the Commercial Group was a pre-tax charge of $789,000 from the consolidation of a development project located in Las Vegas, Nevada, that was previously accounted for under the equity method of accounting.
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
Senior and Subordinated Debt
Senior Notes
Along with our wholly-owned subsidiaries Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the Securities Exchange Commission (“SEC”) on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at July 31, 2005.
On January 25, 2005, we issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under our shelf registration statement. The proceeds from this offering (net of approximately $4,300,000 of offering costs) were used to repay the outstanding balance under our revolving line of credit (see below) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by us, at any time on or after February 1, 2010 at redemption prices of 103.25% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if we complete one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
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
On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under our shelf registration statement. The proceeds from this offering (net of $8,151,000 of offering costs) were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%, or $208,500,000. The remaining proceeds were used to repay the balance outstanding under our revolving line of credit and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us, at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in years thereafter. However, if we complete one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.
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
Financing Arrangements
Secured Borrowings
In 2001, Stapleton Land, LLC, a subsidiary of Forest City Rental Properties Corporation, purchased $75,000,000 in Tax Increment Financing (“TIF”) bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds that began in August 2004 and had a call option on the TIF bonds that began in August 2003 (see below). In the event the Bonds were not removed from the Trust, we had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land, LLC was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees, and credit enhancement fees (the “Retained Interest”).
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
In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by DURA, and the $70,000,000 revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust through a third party purchase. Upon removal of the $70,000,000 revenue bonds from the Trust, the third party deposited the bonds into a special-purpose entity (the “Entity”). As the TIF and revenue bonds were successfully removed from the Trust, the amounts previously recorded in OCI were recognized by Stapleton Land, LLC as interest income during the year ended January 31, 2005. Stapleton Land, LLC is not obligated to pay, nor is it entitled to, any future amounts related to this Retained Interest.
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”) which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of ours acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. We have consolidated the secured borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs, which were terminated in July 2005, was reported as nonrecourse mortgage debt. The revenue bonds were reported as other assets and the collateral of $-0- and $12,094,000 was reported as restricted cash in the Consolidated Balance Sheets at July 31, 2005 and January 31, 2005, respectively. For the three and six months ended July 31, 2005, we recorded approximately $1,195,000 and $2,670,000, respectively, of interest income and $503,000 and $1,162,000, respectively, of interest expense related to this secured borrowing in the Consolidated Statement of Earnings. Of the interest income amounts recorded for the three and six months ended July 31, 2005, approximately $1,117,000 and $2,588,000, respectively, are interest income on the RITES and $78,000 and $82,000, respectively, are interest income on the collateral.

On July 13, 2005, the District issued $63,000,000 Senior Limited Property Tax Supported Revenue Refunding Bonds (“Senior Limited Bonds”), Series 2005 and $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005. Proceeds from the issuance of the 2005 Bonds were used to redeem the $70,000,000 revenue bonds held by the Entity, which were then removed from the Company’s Consolidated Balance Sheets. The Entity, in turn, redeemed the outstanding P-FLOATs. As holder of the RITES, Stapleton Land II, LLC was entitled to the remaining capital balances of the Entity after payment of P-FLOAT interest and other program fees. The District used additional proceeds of $30,271,000 to repay Developer Advances and accrued interest to Stapleton Land, LLC. Stapleton Land II, LLC was refunded $12,060,000 of collateral provided as credit enhancement under this secured borrowing.
On July 13, 2005 Stapleton Land II, LLC, entered into an agreement whereby it will receive a 1% fee on the underlying $65,000,000 Senior Subordinate Bonds and provided collateral of $10,000,000 as credit enhancement. For the three and six months ended July 31, 2005, we recorded approximately $34,000 of interest income related to this fee in the Consolidated Statement of Earnings. The counterparty owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of the Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At July 31, 2005, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
Other Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a Trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the Trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the Trust equal to the 8.0% coupon rate, less the Bond Market Association (“BMA”) index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”).
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. For the three and six months ended July 31, 2005 we reported interest income of approximately $1,024,000 and $1,504,000, respectively, related to the Fee in the Consolidated Statement of Earnings. The fair value of approximately $2,317,000 at July 31, 2005 and $813,000 at January 31, 2005 is recorded in other assets in the Consolidated Balance Sheets.
Also in May 2004, Stapleton Land, LLC entered into a total rate of return swap (“TRS”) and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on this TRS.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.
Long-Term Credit Facility
On April 7, 2005, we amended our long-term credit facility. The amendment to the credit facility extended the maturity by one year to March 2008, lowered the borrowing rate to 1.95% over LIBOR, eliminated the higher rate tier on the last $50,000,000 of borrowings and contained an accordion provision that allows us to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the next 24 months. The amendment also lowered our unused commitment fee from 37.5 basis points on any unused portion fee to 25 basis points if the revolver usage is less than 50% and 15 basis points if the revolver usage is greater than 50%. The amendment also increased the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 ($42,383,286 in letters of credit and $-0- in surety bonds outstanding at July 31, 2005) and adds a swing line availability of $40,000,000 for up to three business days.

The amended credit facility provides, among other things, for 1) at our election, interest rates of 1.95% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flows (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases. There was no balance outstanding at July 31, 2005 or January 31, 2005 related to the revolving line of credit.
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
We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2005 and 2006. During the six months ended July 31, 2005, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$350,360
Development projects (commitment)/acquisitions	135,535
Loan extensions/additional fundings	33,906

$519,801

Reduction of mortgage debt due to property dispositions	$28,185

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
Interest Rate Exposure
At July 31, 2005, the composition of nonrecourse mortgage debt was as follows:

		Weighted
		Average
		Interest
	Amount	Rate
	(dollars in thousands)
Fixed	$3,302,484	6.54%
Variable (1)
Taxable	793,447	5.78
Tax-Exempt	686,680	3.56
UDAG	103,798	1.70

	$4,886,409	5.89%

(1)	Taxable variable-rate debt of $793,447 and tax-exempt variable rate debt of $686,680 as of July 31, 2005 is protected with swaps and caps described below.
On July 31, 2005, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development and land held for development or sale is as follows:

Amount
(in thousands)
Variable
Taxable	$197,242
Tax-Exempt	230,840
Fixed	2,335

Total	$430,417

Commitment from lenders	$612,895

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps (1)
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
	(dollars in thousands)
08/01/05-02/01/06 (2)	$644,779	5.13%	$469,421	3.71%
02/01/06-02/01/07 (3)	816,247	5.34	644,464	3.83
02/01/07-02/01/08	204,193	6.21	142,876	4.09
02/01/08-02/01/09	73,500	5.00	123,057	4.25

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.

(2)	These LIBOR-based hedges as of August 1, 2005 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2006.

(3)	Subsequent to August 1, 2005, a 5.00% cap with a notional that ranged from $32,125,000 - $96,000,000 and was set to expire in January 2007 was terminated.
Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps		Swaps
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
	(dollars in thousands)
08/01/05-02/01/07	$327,525	5.91%	$35,000	3.95%
02/01/07-02/01/08	142,715	5.75	—	—
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
Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of our taxable variable-rate debt by approximately $3,456,000 at July 31, 2005. This increase is net of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2005 and contemplates the effects of interest rate floors on $125,688,000 of LIBOR or prime-based debt. A portion of our taxable variable-rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $7,674,000 at July 31, 2005.
From time to time, certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed-rate to a variable-rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed-rate, the TRS require that the Joint Ventures pay a variable-rate, generally equivalent to the BMA rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or the Company. At July 31, 2005, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $288,770,000. The fair value of such TRS is immaterial at July 31, 2005 and 2004. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.

Cash Flows
Operating Activities
Net cash provided by operating activities was $190,610,000 for the six months ended July 31, 2005 and $104,929,000 for the six months ended July 31, 2004. This increase in net cash provided by operating activities of $85,681,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$89,607
Increase in interest received	9,162
Increase in cash distributions from unconsolidated entities	9,240
Decrease in proceeds from land sales – Land Development Group	(4,001)
Increase in proceeds from land sales – Commercial Group	26,366
Increase in land development expenditures	(9,372)
Increase in operating expenditures	(40,841)
Increase in interest paid	(26,514)
Lumber Group cash used in 2004	32,034

Net increase in cash provided by operating activities	$85,681

Investing Activities
Net cash used in investing activities totaled $540,434,000 and $480,004,000 for the six months ended July 31, 2005 and 2004, respectively. The net cash used in investing activities consists of the following:

	Six months ended July 31,
	2005	2004
	(in thousands)
Capital expenditures*	$(530,643)	$(458,076)

Change in escrows to be used for capital expenditures:
Simi Valley Town Center, a retail center in Simi Valley, California	(28,971)	—
Bolingbrook South, a commercial development project in Bolingbrook, Illinois	(9,304)	—
Atlantic Yards, a commercial development project in Brooklyn, New York	(12,039)	(6,960)
Beekman, a development project in Manhattan, New York	—	(3,950)
Other	(1,255)	—

Subtotal	(51,569)	(10,910)

Net proceeds from disposition of rental properties and other investments:
Release of escrow deposits from prior year sale of Pavilion, an office building in San Jose, California.	16,114	—
Proceeds from sale of Babin Building Centers, Inc.	—	1,448
Proceeds from sale of Woodlake, an apartment building community in Silver Spring, Maryland	—	17,497
Release of escrow deposits from prior year sales of Vineyards and Laurels, apartment complexes in Broadview Heights, Ohio and Justice, Illinois and Courtland Center, a retail center in Flint, Michigan	—	9,024
Other	188	—

Subtotal	16,302	27,969

Change in investments in and advances to affiliates:
Investment in the unconsolidated land component associated with Ridge Hill, a commercial mixed-use project in Yonkers, New York	(8,930)	—
Investment in sports arena complex, an unconsolidated development project in Brooklyn, New York	(6,213)	—
Investment in 3800 Wilshire Condominiums, an unconsolidated condominium development project in Los Angeles, California	(6,269)	—
Return of investment due to the disposition of Colony Place, an unconsolidated apartment community in Fort Myers, Florida	1,597	—
Return of investment due to the disposition of Showcase in Las Vegas, Nevada	13,640	—
Return of investment in other various development projects with our New York City partner	993	5,295
Return of investment (investment in) San Francisco Centre, an unconsolidated commercial development project in San Francisco, California	1,450	(10,100)
Return of investment (investment in) East River Plaza, an unconsolidated commercial development project in Manhattan, New York.	1,124	(16,337)
Return of investment (investment in) 1100 Wilshire Condominiums, an unconsolidated condominium development project in Los Angeles, California	8,376	(8,639)
Return of investment in Central Station, an unconsolidated land development project in Chicago, Illinois	2,962	—
Return of investment (investment in) Ohana Military Communities, an unconsolidated residential development project in Honolulu, Hawaii	2,939	(2,570)
Investment on behalf of partner in residential assisted living projects	(751)	(3,049)
Other net returns on (investment in) equity method investments	14,558	(3,587)

Subtotal	25,476	(38,987)

Net cash used in investing activities	$(540,434)	$(480,004)

*Capital expenditures were financed as follows:
Approximate new nonrecourse mortgage indebtedness	$232,000	$251,000
Proceeds from decrease in restricted cash	71,743	—
Net proceeds from issuance of senior notes less repayment of term loan	—	39,942
Portion of borrowings under the long-term credit facility	—	108,240
Proceeds from disposition of rental properties (see above)	16,302	27,969
Portion of cash provided by operating activities	190,610	30,925
Portion of cash on hand at the beginning of the year	19,988	—

Total Capital Expenditures	$530,643	$458,076

Financing Activities
Net cash provided by financing activities totaled $197,432,000 and $356,842,000 for the six months ended July 31, 2005 and 2004, respectively. Net cash provided by financing activities reflected the following:

	Six months ended July 31,
	2005	2004
	(in thousands)
Proceeds from issuance of senior notes	$—	$100,000
Payment of senior notes issuance costs	—	(3,808)
Borrowings on long-term credit facility	—	128,000
Repayment of term loan	—	(56,250)
Proceeds from nonrecourse mortgage debt	456,155	419,285
Principal payments on nonrecourse mortgage debt	(290,100)	(124,301)
Net decrease increase in notes payable	(13,199)	(10,107)
Decrease (increase) in restricted cash:
University of Pennsylvania, an office building in Philadelphia, Pennsylvania	8,216	(26,184)
1255 S. Michigan (Central Station Apartments), a residential development project in Chicago, Illinois	29,893	(85,681)
100 Landsdowne, a residential development project in Cambridge, Massachusetts	15,376	1,564
Sterling Glen of Lynbrook, a supported living community in Lynbrook, New York	5,902	(3,248)
Sterling Glen of Roslyn, a supported living community in Roslyn, New York	9,247	(6,296)
Victoria Gardens, a regional shopping center in Rancho Cucamonga, California	2,290	—
Lenox Club, an apartment complex in Arlington, Virginia	433	(8,281)
Other	386	(4,605)
Increase in book overdrafts, representing checks issued but not yet paid	14,182	10,200
Payment of deferred financing costs	(18,191)	(6,752)
Proceeds from the exercise of stock options	3,868	757
Payment of dividends	(10,082)	(9,002)
Purchase of treasury stock	(1,945)	—
(Decrease) increase in minority interest	(14,999)	1,885
Change in Lumber Group – assets held for sale	—	39,666

Net cash provided by financing activities	$197,432	$356,842

STOCK SPLIT
On June 21, 2005 the Board of Directors declared a two-for-one stock split of our Class A and Class B common stock effective July 11, 2005 to shareholders of record on June 27, 2005. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity by transferring the par value of the additional shares issued from the additional paid-in-capital account to the common stock accounts. All share and per share data included in this quarterly report have been restated to reflect the stock split.
LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our financial statements.
DIVIDENDS
We pay quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.05 per share (post-split) on both Class A and Class B common stock was declared on March 24, 2005 and was paid on June 15, 2005 to shareholders of record at the close of the business on June 1, 2005. The second quarterly dividend of $.06 per share (post-split) (representing a 20% increase over the first quarter’s dividend) on both Class A and Class B common stock was declared on June 21, 2005 and will be paid on September 15, 2005, to shareholders of record at close of business on September 1, 2005. The third quarterly dividend is expected to be declared at the quarterly Board meeting on September 29, 2005.
NEW ACCOUNTING STANDARDS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We plan to adopt SFAS No. 154 February 1, 2006. We do not expect this statement to have a material impact on our consolidated financial statements.
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
In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment” (“SFAS No. 123 (R)”). This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the measurement of the cost of employee services to be rendered in exchange for an award of equity instruments be calculated based on the fair value of the award on the date of grant, as defined. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC adopted a rule which amended the compliance dates for SFAS No. 123 (R) such that public companies will now be required to start expensing options by their first fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123 (R) effective February 1, 2006 and is currently assessing the impact of the adoption.
In June 2005, the Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB. This Issue addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when the investor becomes the sole general partner and should be reassessed if there is a change in terms or the exercise of the rights of the limited partners, the sole general partner increases or decreases its ownership, or there is an increase or decrease in the number of outstanding limited partner interests. For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. For all new and modified agreements, the consensus was effective on June 29, 2005. We have adopted EITF 04-5 for all new and modified agreements and plans to adopt the consensus for all existing agreements effective February 1, 2006 and is currently assessing the impact of the adoption.
VARIABLE INTEREST ENTITIES
As of July 31, 2005 we determined that we are the primary beneficiary of 30 VIEs representing 19 properties (20 VIEs representing 9 properties in Residential Group, 9 VIEs/properties in Commercial Group, and 1 VIE/property in Land Development Group). As of July 31, 2005 we held variable interests in 41 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs of approximately $83,963,000 at July 31, 2005, which is recorded as investments in and advances to affiliates. In addition, we have various VIEs that were consolidated prior to the implementation of FIN No. 46 (R) that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living communities and land development.
Upon implementation of FIN No. 46 (R) on February 1, 2004, we recorded a charge of $18,628,000 ($11,261,000 net of tax) for the six months ended July 31, 2004 for the cumulative effect of change in accounting principle which resulted in a reduction of net earnings. This charge consisted primarily of our share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method.

The total assets, nonrecourse mortgage debt, total liabilities and minority interest of the 30 VIEs consolidated due to the implementation of FIN No. 46 (R) for which we are the primary beneficiary are as follows as of July 31, 2005 (in thousands):

Total Assets	$968,000
Nonrecourse Mortgage Debt	$861,000
Total Liabilities (including nonrecourse mortgage debt)	$924,000
Minority Interest	$44,000
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds secured borrowings of $29,000,000 (Senior and Subordinated Debt) as of July 31, 2005.
SUBSEQUENT EVENT
On August 11, 2005, we sold Cherrywood Village and Ranchstone apartment communities. Cherrywood Village and Ranchstone are 360-unit and 368-unit apartment communities, respectively, located in Denver, Colorado. The $67,500,000 transaction was structured as a tax-deferred exchange and will result in an estimated gain of approximately $9,500,000 ($5,800,000 net of tax).
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is interest rate risk. At July 31, 2005, our outstanding variable rate debt portfolio consisted of $793,447,000 of taxable and $686,680,000 of tax-exempt variable-rate debt. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows.
Taxable (Priced off of LIBOR Index)

	Caps		Swaps (1)
		Average		Average
	Amount	Base Rate	Amount	Base Rate
	(dollars in thousands)
Period Covered
08/01/05-02/01/06 (2)	$644,779	5.13%	$469,421	3.71%
02/01/06-02/01/07 (3)	816,247	5.34	644,464	3.83
02/01/07-02/01/08	204,193	6.21	142,876	4.09
02/01/08-02/01/09	73,500	5.00	123,057	4.25

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.

(2)	These LIBOR-based hedges as of August 1, 2005 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2006.

(3)	Subsequent to August 1, 2005, a 5.00% cap with a notional that ranged from $32,125,000 - $96,000,000 and was set to expire in January 2007 was terminated.
Tax-Exempt (Priced off of BMA Index)

	Caps		Swaps
		Average		Average
	Amount	Base Rate	Amount	Base Rate
	(dollars in thousands)
Period Covered
08/01/05-02/01/07	$327,525	5.91%	$35,000	3.95%
02/01/07-02/01/08	142,715	5.75
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
We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at July 31, 2005 was $4,005,682,000 compared to an estimated fair value of $4,087,917,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,341,399,000 at July 31, 2005.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At July 31 and January 31, 2005 LIBOR interest rate caps were reported at their fair value of approximately $2,325,000 and $1,405,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at July 31, 2005 is an unrealized gain of $2,958,000 and is included in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements at January 31, 2005 is an unrealized loss of $1,394,000 and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
July 31, 2005

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
							Outstanding	Value
Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	7/31/05	7/31/05
	(dollars in thousands)

Fixed:
Fixed-rate debt	$61,601	$331,931	$153,400	$179,667	$249,823	$2,326,062	$3,302,484	$3,401,036
Weighted average interest rate	7.04%	7.04%	6.78%	7.22%	7.08%	6.32%	6.54%

UDAG	10,770	8,169	589	581	573	83,116	103,798	68,160
Weighted average interest rate	3.94%	0.09%	2.16%	2.06%	1.96%	1.55%	1.70%

Senior & subordinated debt (1)	—	—	—	—	—	599,400	599,400	618,721
Weighted average interest rate						7.34%	7.34%

Total Fixed-Rate Debt	72,371	340,100	153,989	180,248	250,396	3,008,578	4,005,682	4,087,917

Variable:
Variable-rate debt	160,195	322,839	208,147	35,922	2,097	64,247	793,447	793,447
Weighted average interest rate	5.83%	5.94%	5.76%	5.58%	5.07%	5.10%	5.78%

Tax-exempt	92,390	51,000	127,670	16,000	—	399,620	686,680	686,680
Weighted average interest rate	3.96%	2.86%	3.81%	3.89%	—%	3.46%	3.56%

Credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate

Total Variable-Rate Debt	252,585	373,839	335,817	51,922	2,097	463,867	1,480,127	1,480,127

Total Long Term Debt	$324,956	$713,939	$489,806	$232,170	$252,493	$3,472,445	$5,485,809	$5,568,044

Weighted average interest rate	5.46%	6.17%	5.57%	6.72%	7.05%	6.03%	6.05%

(1)	Represents recourse debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2005

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
							Outstanding	Value
Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	1/31/05	1/31/05
	(dollars in thousands)

Fixed:
Fixed-rate debt	$142,486	$485,747	$160,957	$217,394	$252,615	$2,040,246	$3,299,445	$3,411,543
Weighted average interest rate	7.08%	6.66%	6.82%	7.19%	7.10%	6.44%	6.62%

UDAG	28,860	8,169	589	581	573	65,237	104,009	66,001
Weighted average interest rate	1.46%	0.09%	2.16%	2.06%	1.96%	1.74%	1.54%

Senior & subordinated debt (1)	—	—	—	—	—	599,400	599,400	623,653
Weighted average interest rate						7.34%	7.34%

Total Fixed-Rate Debt	171,346	493,916	161,546	217,975	253,188	2,704,883	4,002,854	4,101,197

Variable:
Variable-rate debt	164,584	273,931	99,136	36,391	2,097	64,248	640,387	640,387
Weighted average interest rate	4.80%	5.48%	4.57%	4.70%	5.35%	5.59%	5.13%

Tax-exempt	182,055	51,000	127,670	16,000	—	366,625	743,350	743,350
Weighted average interest rate	3.17%	2.37%	3.33%	3.39%	—%	2.87%	3.00%

Credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate

Total Variable-Rate Debt	346,639	324,931	226,806	52,391	2,097	430,873	1,383,737	1,383,737

Total Long Term Debt	$517,985	$818,847	$388,352	$270,366	$255,285	$3,135,756	$5,386,591	$5,484,934

Weighted average interest rate	4.67%	5.93%	5.09%	6.62%	7.08%	6.08%	5.92%

(1)	Represents recourse debt.

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

Item 4. Submission of Matters to a Vote of Security-Holders
On June 21, 2005, the Company held its annual meeting of shareholders. At that meeting four directors were elected by holders of Class A Common Stock and nine directors were elected by holders of Class B Common Stock, each to hold office until the next shareholder meeting and until his or her successor is elected; approved the proposal to amend and restate the Forest City Enterprises, Inc. 1994 Stock Plan; and ratified PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the fiscal year ending January 31, 2006. The shares presented in the following paragraph and in the table below have not been adjusted for the two-for-one stock split effective July 11, 2005.
It was reported that 35,063,832 shares of Class A Common Stock representing 35,063,832 votes and 12,495,920 shares of Class B Common Stock representing 124,959,200 votes were represented in person or by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows (pre-split):

				Abstentions
				and/or
		For	Against	Broker Non-votes
(1)	Election of the following nominated directors by
	Class A shareholders
	Michael P. Esposito, Jr.	34,745,835	—	317,997
	Joan K. Shafran	30,384,441	—	4,679,391
	Louis Stokes	34,735,682	—	328,150
	Stan Ross	34,740,134	—	323,698

(2)	Election of the following nominated directors by
	Class B shareholders

	Albert B. Ratner	124,727,700	—	231,500
	Samuel H. Miller	124,727,700	—	231,500
	Charles A. Ratner	124,727,700	—	231,500
	James A. Ratner	124,727,700	—	231,500
	Jerry V. Jarrett	124,894,100	—	65,100
	Ronald A. Ratner	124,727,700	—	231,500
	Scott S. Cowen	124,894,070	—	65,130
	Brian J. Ratner	124,727,700	—	231,500
	Deborah Ratner Salzberg	124,727,700	—	231,500

(3)	Approval of the proposal to amend and restate the
	1994 Stock Option Plan	149,043,969	1,412,976	88,419

(4)	Ratification of independent registered public accounting firm PricewaterhouseCoopers
	LLP	159,097,674	878,721	46,637

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number		Description of Document
3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1- 4372).

4.4	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.5	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner- Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document
+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.16	-	1994 Stock Plan, as Amended, Restated and Renamed as of June 8, 2004, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 8, 2004 (Replaced by 10.52) (File No. 1-4372).

+10.17	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.18	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document
+10.19	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.20	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.22	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.25	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372) (Replaced by Exhibit 10.49).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.28	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.29	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372) (Replaced by Exhibit 10.50).

+10.30	-	Employment Agreement entered into on August 28, 2002, effective February 3, 2002, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q for the quarter ended July 31, 2002 (File No. 1-4372) (Replaced by Exhibit 10.51).

+10.31	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.32	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.33	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.34	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

Exhibit
Number		Description of Document
10.35	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.36	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.37	-	First Amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

10.38	-	First Amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

+10.39	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.40	-	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.41	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.42	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

10.43	-	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

10.44	-	Second Amendment to Guaranty of Payment of Debt, dated as of April 7, 2005, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2005 (File No. 1-4372).

+10.45	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.46	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.47	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.48		Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document
+10.49		Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372) (Replaces Exhibit No. 10.25).

+10.50		Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372) (Replaces Exhibit 10.29).

+10.51		Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005, which replaces the Employment Agreement dated as of August 22, 2002 (Replaces Exhibit 10.30) (File No. 1-4372).

+10.52		Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date September 7, 2005	/S/ THOMAS G. SMITH

Thomas G. Smith
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date September 7, 2005	/S/ LINDA M. KANE

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