Form 10-Q
period 2005-10-31
FOREST CITY ENTERPRISES INC
filed 2005-12-09
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the quarterly period ended October 31, 2005

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
YES ☑ NO ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2005
Class A Common Stock, $.33 1/3 par value	74,754,986 shares

Class B Common Stock, $.33 1/3 par value	26,474,570 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	October 31, 2005	January 31, 2005
	(in thousands)
Assets
Real Estate
Completed rental properties	$6,132,282	$5,708,558
Projects under development	825,733	634,441
Land held for development or sale	99,120	94,907

Total Real Estate	7,057,135	6,437,906

Less accumulated depreciation	(965,475)	(865,562)

Real Estate, net	6,091,660	5,572,344

Cash and equivalents	117,831	276,492
Restricted cash	481,430	347,267
Notes and accounts receivable, net	233,514	212,868
Investments in and advances to affiliates	402,182	415,234
Other assets	486,814	497,880

Total Assets	$7,813,431	$7,322,085

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$5,047,567	$4,787,191
Notes payable	73,912	93,432
Bank revolving credit facility	100,000	—
Senior and subordinated debt	599,400	599,400
Accounts payable and accrued expenses	653,466	587,274
Deferred income taxes	372,984	354,490

Total Liabilities	6,847,329	6,421,787

Minority Interest	108,469	95,773

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock — without par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 74,732,468 and 74,205,642 shares issued and outstanding, respectively	24,911	24,736
Class B, convertible, 36,000,000 shares authorized; 26,474,570 and 26,496,960 shares issued and outstanding, respectively; 6,257,961 shares issuable	8,825	8,832

	33,736	33,568
Additional paid-in capital	239,506	230,188
Unearned compensation	(4,756)	(3,087)
Retained earnings	590,214	552,106

	858,700	812,775
Accumulated other comprehensive loss	(1,067)	(8,250)

Total Shareholders’ Equity	857,633	804,525

Total Liabilities and Shareholders’ Equity	$7,813,431	$7,322,085

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Revenues from real estate operations	$291,236	$250,317	$911,550	$750,928

Expenses
Operating expenses	175,354	148,693	538,880	432,632
Interest expense	68,758	66,484	209,142	181,851
Amortization of mortgage procurement costs	3,564	3,764	10,326	10,773
Loss on early extinguishment of debt	1,512	1,275	4,675	1,275
Provision for decline in real estate	3,480	—	6,100	—
Depreciation and amortization	44,008	37,190	130,383	111,252

	296,676	257,406	899,506	737,783

Interest income	5,080	28,907	18,819	36,843

Equity in earnings of unconsolidated entities	16,113	10,777	46,029	60,671

Gain on disposition of other investments	—	—	606	—

Earnings before income taxes	15,753	32,595	77,498	110,659

Income tax expense (benefit)
Current	(1,640)	(9,005)	3,069	(10,118)
Deferred	8,811	20,742	15,884	46,972

	7,171	11,737	18,953	36,854

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	8,582	20,858	58,545	73,805

Minority interest	(772)	(3,677)	(8,163)	(19,782)

Earnings from continuing operations	7,810	17,181	50,382	54,023

Discontinued operations, net of tax and minority interest
Operating earnings from Lumber Group	—	1,409	—	5,764
Operating (loss) earnings from rental properties	(720)	(229)	(912)	44
Loss on disposition of division of Lumber Group	—	—	—	(661)
Gain on disposition of rental properties	5,814	18,979	5,814	31,457

	5,094	20,159	4,902	36,604

Cumulative effect of change in accounting principle, net of tax	—	—	—	(11,261)

Net earnings	$12,904	$37,340	$55,284	$79,366

Basic earnings per common share (1)
Earnings from continuing operations	$0.08	$0.17	$0.50	$0.54
Earnings from discontinued operations, net of tax and minority interest	0.05	0.20	0.05	0.36
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)

Net earnings	$0.13	$0.37	$0.55	$0.79

Diluted earnings per common share (1)
Earnings from continuing operations	$0.08	$0.17	$0.49	$0.53
Earnings from discontinued operations, net of tax and minority interest	0.05	0.20	0.05	0.36
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)

Net earnings	$0.13	$0.37	$0.54	$0.78

(1)	Earnings per share and weighted average shares outstanding for the three and nine months ended October 31, 2004 have been restated to reflect a two-for-one stock split in July 2005.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
	2005	2004
	(in thousands)
Net earnings	$12,904	$37,340

Other comprehensive income, net of tax and minority interest:

Unrealized gains (losses) on investments in securities:
Unrealized gains (losses) on securities	18	(36)

Unrealized derivative net gains (losses):
Change in unrealized net gains (losses) on interest rate contracts	4,136	(2,752)

Change in fair value of retained interest (Footnote E)	—	(11,810)

Other comprehensive income, net of tax and minority interest	4,154	(14,598)

Comprehensive income	$17,058	$22,742

	Nine Months Ended October 31,
	2005	2004
	(in thousands)
Net earnings	$55,284	$79,366

Other comprehensive income, net of tax and minority interest:

Unrealized losses on investments in securities:
Unrealized losses on securities	(127)	(503)

Unrealized derivative net gains:
Change in unrealized net gains on interest rate contracts	7,310	815

Change in fair value of retained interest (Footnote E)	—	(12,442)

Other comprehensive income, net of tax and minority interest	7,183	(12,130)

Comprehensive income	$62,467	$67,236

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

										Accumulated
	Common Stock				Additional					Other
	Class A		Class B		Paid-In	Unearned	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	(Loss) Income	Total
						(in thousands)
Nine Months Ended October 31, 2005
Balances at January 31, 2005, as previously reported	37,103	$12,368	13,249	$4,416	$246,972	$(3,087)	$552,106	—	$—	$(8,250)	$804,525
Two-for-one stock split effective July 11, 2005, applied retroactively	37,103	12,368	13,248	4,416	(16,784)	—	—	—	—	—	—

Balances at January 31, 2005, as restated	74,206	$24,736	26,497	$8,832	$230,188	$(3,087)	$552,106	—	$—	$(8,250)	$804,525
Net earnings							55,284				55,284
Other comprehensive income, net of tax										7,183	7,183
Dividends $.17 per share restated for stock split							(17,176)				(17,176)
Purchase of treasury stock								62	(1,945)		(1,945)
Conversion of Class B to Class A shares	22	7	(22)	(7)							—
Exercise of stock options	414	138			3,516			(62)	1,945		5,599
Income tax benefit from stock option exercises and vesting of restricted stock					3,489						3,489
Restricted stock issued	90	30			2,827	(2,857)					—
Amortization of unearned compensation						1,188					1,188
Distribution of accumulated equity to minority partners					(514)						(514)

Balances at October 31, 2005	74,732	$24,911	26,475	$8,825	$239,506	$(4,756)	$590,214	—	$—	$(1,067)	$857,633

Nine Months Ended October 31, 2004
Balances at January 31, 2004, as previously reported	36,510	$12,170	13,716	$4,572	$240,317	$(4,919)	$496,537	239	$(1,752)	$1,986	$748,911
Two-for-one stock split effective July 11, 2005, applied retroactively	36,510	12,170	13,716	4,572	(16,742)	—	—	239	—	—	—

Balances at January 31, 2004, as restated	73,020	$24,340	27,432	$9,144	$223,575	$(4,919)	$496,537	478	$(1,752)	$1,986	$748,911
Net earnings							79,366				79,366
Other comprehensive income, net of tax										(12,130)	(12,130)
Dividends $.145 per share restated for stock split							(14,528)				(14,528)
Conversion of Class B to Class A shares	934	312	(934)	(312)							—
Exercise of stock options	20	3			1,816			(478)	1,752		3,571
Income tax benefit from stock option exercises					3,668						3,668
Amortization of unearned compensation						1,324					1,324

Balances at October 31, 2004	73,974	$24,655	26,498	$8,832	$229,059	$(3,595)	$561,375	—	$—	$(10,144)	$810,182

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2005	2004
	(in thousands)
Cash Flows from Operating Activities

Net Earnings	$55,284	$79,366

Amortization of mortgage procurement costs	10,326	10,773
Loss on early extinguishment of debt	4,675	1,275
Provision for decline in real estate	6,100	—
Depreciation and amortization	130,383	111,252
Equity in earnings of unconsolidated entities	(46,029)	(60,671)
Gain on disposition of other investments	(606)	—
Deferred income taxes	15,884	36,167
Minority interest	8,163	19,782
Amortization of unearned compensation	1,188	1,324
Cash distributions from operations of unconsolidated entities	26,506	63,296
Non-cash Operating Expenses:
Write-off of a portion of enterprise resource planning project	3,025	—
Write-off of abandoned development projects	565	7,841
Discontinued operations:
Loss on early extinguishment of debt	1,111	435
Depreciation and amortization	863	5,795
Amortization of mortgage procurement costs	15	215
Gain on disposition of operating properties	(9,476)	(51,838)
Minority interest	—	1,216
Deferred taxes	3,585	20,354
Cumulative effect of change in accounting principle	—	18,628
Cost of sales of land included in projects under development	62,433	2,534
Increase in land held for development or sale	(2,951)	(13,535)
Increase in notes and accounts receivable	(20,646)	(29,899)
(Increase) decrease in other assets	(2,781)	8,238
Increase in restricted cash used for operating purposes	(36,825)	(13,981)
Increase in accounts payable and accrued expenses	36,786	33,334
Change in Lumber Group — assets held for sale	—	20,863

Net cash provided by operating activities	247,578	272,764

Cash Flows from Investing Activities
Capital expenditures	(771,210)	(635,552)
Change in restricted cash to be used for capital expenditures	(28,373)	(21,639)
Proceeds from disposition of rental properties and other investments	30,885	83,544
Change in investments in and advances to affiliates	32,575	(103,316)

Net cash used in investing activities	(736,123)	(676,963)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	—	100,000
Payment of senior notes issuance costs	—	(3,808)
Proceeds from borrowings under the bank revolving credit facility	100,000	115,000
Payments on bank revolving credit facility	—	(56,250)
Proceeds from nonrecourse mortgage debt	808,678	684,521
Principal payments on nonrecourse mortgage debt	(446,933)	(345,375)
Proceeds from notes payable	10,036	30,051
Payments on notes payable	(29,556)	(31,581)
Change in restricted cash and book overdrafts	(38,270)	(105,227)
Payment of deferred financing costs	(66,111)	(10,368)
Exercise of stock options	5,599	3,571
Purchase of treasury stock	(1,945)	—
Dividends paid to shareholders	(16,147)	(14,005)
Increase in minority interest	4,533	19,649
Change in Lumber Group — assets held for sale	—	(18,786)

Net cash provided by financing activities	329,884	367,392

Net decrease in cash and equivalents	(158,661)	(36,807)

Cash and equivalents at beginning of period	276,492	107,491

Cash and equivalents at end of period	$117,831	$70,684

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the nine months ended October 31:

	Nine Months Ended October 31,
	2005	2004
	(in thousands)
Operating Activities
Decrease in notes and accounts receivable	$—	$39,977
Increase in land held for development or sale	—	(12,534)
Decrease (increase) in other assets	70,000	(128,560)
Increase in restricted cash	—	(9,070)
Decrease in deferred taxes	—	(3,038)
Increase in accounts payable and accrued expenses	1,029	42,734

Total effect on operating activities	$71,029	$(70,491)

Investing Activities
Reduction in investments in and advances to affiliates	$—	$46,167
Decrease in completed rental properties	—	(599,036)
Non-cash proceeds from disposition of properties	37,155	—

Total effect on investing activities	$37,155	$(552,869)

Financing Activities
Increase in notes and loans payable	$—	$7,065
(Decrease) increase in nonrecourse mortgage debt	(107,155)	584,265
Increase in restricted cash	—	(5,661)
Increase in minority interest	—	38,214
Increase in dividends declared but not yet paid	(1,029)	(523)

Total effect on financing activities	$(108,184)	$623,360

2005
•	Retired $70,000,000 Stapleton Revenue Bonds consolidated by the Company in accordance with FIN No. 46 (R), but owned by a third party special purpose entity (See Footnote E).

•	Dividends declared but not yet paid.

•	Assumption of nonrecourse mortgage debt by the buyer upon sale of Cherrywood Village and Ranchstone properties in the Residential Group.
2004
•	Change in consolidation methods due to FIN No. 46 (R).

•	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interests in four properties: Lenox Park, Lenox Club and Pavilion in the Residential Group and Tangerine in the Land Development Group.

•	Modification of certain provisions of the Company’s arrangement with its partner in the New York operations for certain property partnerships.

•	Decrease of ownership interest in Victoria Gardens, a retail center in Rancho Cucamonga, California, due to admission of additional partners.

•	Dividends declared but not yet paid.
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
New Accounting Standards
In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”). FSP No. 13-1 requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”). The Company generally owns rather than leases land upon which new real estate projects are constructed. When the Company leases the land under a real estate project under construction, it is the Company’s policy to capitalize rental costs associated with ground leases incurred during construction periods under FAS No. 67. FAS No. 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company does not expect this statement to have any impact on its consolidated financial statements.
In June 2005, the Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB. This Issue addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when the investor becomes the sole general partner and should be reassessed if there is a change in terms or the exercise of the rights of the limited partners, the sole general partner increases or decreases its ownership, or there is an increase or decrease in the number of outstanding limited partner interests. For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. For all new and modified agreements, the consensus was effective on June 29, 2005 and did not have a material impact on the Company’s consolidated financial statements. The Company has adopted EITF 04-5 for all new and modified agreements. The Company plans to adopt the consensus for all existing agreements effective February 1, 2006 and is currently assessing the impact of the adoption.
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS No. 154 on February 1, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.
In March 2005, the FASB issued FASB Staff Position FIN 46 (R)-5, “Implicit Variable Interests Under FASB Interpretation No. (“FIN”) 46 (R), Consolidation of Variable Interest Entities” (“FSP No. 46(R)-5”) to address whether a company has an implicit variable interest in a variable interest entity (“VIE”) or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair market value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). FSP No. 46(R)-5 is effective for the first reporting period beginning after March 3, 2005. The Company does not expect this statement to have a material impact on its consolidated financial statements.

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
Variable Interest Entities
As of October 31, 2005 the Company determined that it is the primary beneficiary of 31 VIEs representing 19 properties (20 VIEs representing 9 properties in Residential Group, 10 VIEs representing 9 properties in Commercial Group, and 1 VIE/property in Land Development Group). As of October 31, 2005 the Company held variable interest in 41 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs of approximately $83,296,000 at October 31, 2005, which is included as investments in and advances to affiliates. In addition, the Company has various VIEs that were consolidated prior to the implementation of FIN No. 46 (R) “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”) that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living communities and land development.
Upon implementation of FIN No. 46 (R) on February 1, 2004, the Company recorded a charge of $18,628,000 ($11,261,000 net of tax) for the nine months ended October 31, 2004 for the cumulative effect of change in accounting principle which resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of the 31 VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary are as follows as of October 31, 2005 (in thousands):

Total assets	$969,000
Nonrecourse mortgage debt	$857,000
Total liabilities (including nonrecourse mortgage debt)	$926,000
Minority interest	$43,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds secured borrowings of $29,000,000 (Note D) as of October 31, 2005.
Restricted Cash
Restricted cash represents legally restricted deposits with financial institutions for taxes and insurance, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows, construction escrows and collateral on certain financial instruments.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, provisions for decline in real estate and expected losses on VIEs. As a result of the nature of estimates made by the Company, actual results could differ.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
As a result of a State of Ohio tax law change enacted on June 30, 2005 that replaced the Ohio income-based franchise tax and the Ohio personal property tax with a commercial activity tax, there was a decrease in the Company’s effective state tax rate. The impact of the tax rate change of approximately $10,000,000 is reflected as a deferred tax benefit in the Consolidated Statements of Earnings for the nine months ended October 31, 2005 and as a reduction of the cumulative deferred tax liability.
Stock-Based Compensation
The Company follows APB No. 25 and related interpretations to account for stock-based compensation. As such, compensation cost for stock options is measured using the intrinsic value method, that is, the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the optionee is required to pay for the stock.
During the nine months ended October 31, 2005, the Company granted 793,800 Class A fixed stock options under the 1994 Stock Plan to key employees and nonemployee Directors of the Company. The options have a term of 10 years, graded vesting over four years and a weighted average exercise price of $31.79. All options granted under the 1994 Stock Plan, including those issued during the nine months ended October 31, 2005, had an exercise price equal to the market value of the underlying common stock on the date of the grant. Therefore, no stock-based compensation costs have been reflected in net earnings for stock options.
The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Net earnings (in thousands)
As reported	$12,904	$37,340	$55,284	$79,366
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax	(1,015)	(826)	(2,692)	(2,481)

Pro forma	$11,889	$36,514	$52,592	$76,885

Basic earnings per share
As reported	$.13	$.37	$.55	$.79
Pro forma	$.12	$.36	$.52	$.77
Diluted earnings per share
As reported	$.13	$.37	$.54	$.78
Pro forma	$.12	$.36	$.51	$.76
The Company also granted 90,000 shares (post-split) of restricted Class A common stock to certain key employees in April 2005. The restricted stock was issued out of authorized and unissued shares with rights to vote the shares and receive dividends while being subject to restrictions on disposition, transferability and risk of forfeiture. The shares become nonforfeitable over a period of four years. The market value of the restricted stock on the date of grant of $2,857,000 was recorded as unearned compensation within shareholders’ equity and will be charged to expense over the respective vesting period. Stock-based compensation costs relating to restricted stock awards, including the restricted stock issued in April 2005, were charged to net earnings in the amount of $307,000 ($188,000 net of tax) and $508,000 ($307,000 net of tax) during the three months ended October 31, 2005 and 2004, respectively and $1,188,000 ($729,000 net of tax) and $1,324,000 ($800,000 net of tax) for the nine months ended October 31, 2005 and 2004, respectively. The unearned compensation related to all restricted stock awards reported as a reduction of shareholders’ equity in the accompanying consolidated financial statements amounted to $4,756,000 and $3,087,000 at October 31, 2005 and January 31, 2005, respectively. In connection with the vesting of restricted stock during the nine months ended October 31, 2005, the Company repurchased into treasury 61,584 shares of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares, which were placed in treasury with an aggregate cost basis of $1,945,000, were all reissued during the nine months ended October 31, 2005 to option holders who exercised their options during the period.
Accounting for Derivative Instruments and Hedging Activities
During the three and nine months ended October 31, 2005, the Company recorded interest income of approximately $297,000 and $270,000, respectively, in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. During the three and nine months ended October 31, 2004, the Company recorded interest expense of approximately $4,000 and $31,000, respectively, in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
“Accounting for Derivative Instruments and Hedging Activities,” was not material. There were no derivative losses reclassified into earnings from other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter for the three or nine months ended October 31, 2005 and 2004. As of October 31, 2005, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as interest income of approximately $959,000, net of tax.
From time to time, certain of the Company’s joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed-rate to a variable-rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed-rate, the TRS require that the Joint Ventures pay a variable-rate, generally equivalent to the Bond Market Association (“BMA”) rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or the Company. At October 31, 2005, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $468,930,000. The fair value of such TRS is immaterial at October 31, 2005. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At October 31 and January 31, 2005, interest rate caps were reported at fair value of approximately $7,967,000 and $1,405,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements which had a net positive fair value at October 31, 2005 are recorded as an unrealized gain of $6,493,000 and are included in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements which had a net negative fair value at January 31, 2005 are recorded as an unrealized loss of $1,394,000 and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
Other Comprehensive Income (Loss)
Net unrealized gains or losses on securities, net of tax and minority interest, are included in OCI and represent the difference between the market value of investments in unaffiliated companies that are available for sale at the balance sheet date and the Company’s cost. Also included in OCI is the Company’s portion of the unrealized gains and losses, net of tax and minority interest, on the effective portions of derivative instruments designated and qualified as cash flow hedges. The amount of income tax benefit related to accumulated OCI was $672,000 and $5,397,000 as of October 31, 2005 and January 31, 2005, respectively.
The following table summarizes the components of accumulated other comprehensive loss, net of tax and minority interest.

	October 31,	January 31,
	2005	2005
	(in thousands)
Unrealized gain on securities	$86	$213
Unrealized losses on interest rate contracts	(1,153)	(8,463)

Accumulated Other Comprehensive Loss	$(1,067)	$(8,250)

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
The following table lists the formerly consolidated rental properties included in discontinued operations:

				Three Months	Nine Months	Three Months	Nine Months
		Square Feet/	Quarter/ Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	10/31/2005	10/31/2005	10/31/2004	10/31/2004

Commercial Group:
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	—	—	Yes	Yes
Pavilion	San Jose, California	250,000 square feet	Q-3 2004	—	—	Yes	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	—	—	—	Yes
Residential Group:
Cherrywood Village	Denver, Colorado	360 units	Q-3 2005	Yes	Yes	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q-3 2005	Yes	Yes	Yes	Yes
Arboretum Place	Newport News, Virginia	184 units	Q-4 2004	—	—	Yes	Yes
Bridgewater	Hampton, Virginia	216 units	Q-4 2004	—	—	Yes	Yes
Colony Woods	Bellevue, Washington	396 units	Q-4 2004	—	—	Yes	Yes
Silver Hill	Newport News, Virginia	153 units	Q-4 2004	—	—	Yes	Yes
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q-4 2004	—	—	Yes	Yes
Regency Towers	Jackson, New Jersey	372 units	Q-3 2004	—	—	Yes	Yes
Woodlake	Silver Spring, Maryland	534 units	Q-1 2004	—	—	—	Yes
In addition, the Company’s Lumber Group strategic business unit was included in discontinued operations for the three and nine months ended October 31, 2004. Lumber Group is a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the construction industry and to home remodelers.
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
The following table presents operating results related to discontinued operations for the three and nine months ended October 31, 2005 and 2004. There were no operations for Lumber Group during fiscal 2005.

	Three Months Ended October 31,
	2005	2004
		Lumber	Rental
	Rental Properties	Group	Properties	Total
	(in thousands)	(in thousands)
Revenues	$165	$33,574	$5,651	$39,225

Expenses
Operating expenses	274	29,551	2,915	32,466
Interest expense	54	1,169	1,718	2,887
Amortization of mortgage procurement costs	—	—	44	44
Loss on early extinguishment of debt	1,111	—	197	197
Depreciation and amortization	—	394	1,191	1,585

	1,439	31,114	6,065	37,179

Interest income	100	1	72	73

Gain on disposition of rental properties	9,476	—	31,625	31,625

Earnings before income taxes	8,302	2,461	31,283	33,744

Income tax expense (benefit)
Current	(461)	2,289	(324)	1,965
Deferred	3,669	(1,237)	12,563	11,326

	3,208	1,052	12,239	13,291

Earnings before minority interest	5,094	1,409	19,044	20,453

Minority interest	—	—	294	294

Net earnings from discontinued operations	$5,094	$1,409	$18,750	$20,159

	Nine Months Ended October 31,
	2005	2004
		Lumber
	Rental Properties	Group	Rental Properties	Total
	(in thousands)	(in thousands)
Revenues	$3,209	$107,954	$22,162	$130,116

Expenses
Operating expenses	1,682	93,346	9,975	103,321
Interest expense	1,125	3,491	6,865	10,356
Amortization of mortgage procurement costs	15	—	215	215
Loss on early extinguishment of debt	1,111	—	435	435
Depreciation and amortization	863	1,272	4,523	5,795

	4,796	98,109	22,013	120,122

Interest income	100	14	135	149

Gain (loss) on disposition of rental properties and division	9,476	(1,093)	52,931	51,838

Earnings before income taxes	7,989	8,766	53,215	61,981

Income tax expense (benefit)
Current	(498)	3,691	116	3,807
Deferred	3,585	(28)	20,382	20,354

	3,087	3,663	20,498	24,161

Earnings before minority interest	4,902	5,103	32,717	37,820

Minority interest	—	—	1,216	1,216

Net earnings from discontinued operations	$4,902	$5,103	$31,501	$36,604

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

B.	Discontinued Operations, Gain on Disposition of Rental Properties and Division and Provision for Decline in Real Estate (continued)
Gain on Disposition of Rental Properties and Division
The following table summarizes the gain (loss) on disposition of properties and division for the three and nine months ended October 31, 2005 and 2004.

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2005	2004	2005	2004
		(in thousands)		(in thousands)
Discontinued Operations:
Cherrywood Village (Apartments)	Denver, Colorado	$4,397	$—	$4,397	$—
Ranchstone (Apartments)	Denver, Colorado	5,079	—	5,079	—
Regency Towers (Apartments)	Jackson, New Jersey	—	25,390	—	25,390
Woodlake (Apartments)	Silver Spring, Maryland	—	—	—	19,499
Pavilion (Office Building)	San Jose, California	—	3,806	—	3,806
Flatbush Avenue (Specialty Retail Center)	Brooklyn, New York	—	2,063	—	2,063
Hunting Park (Specialty Retail Center)	Philadelphia, Pennsylvania	—	369	—	2,176
Babin Building Centers, Inc. (Division of Lumber Group)	Cleveland, Ohio	—	—	—	(1,093)
Other		—	(3)	—	(3)

Total		$9,476	$31,625	$9,476	$51,838

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of gains on equity method investments disposed of during the three and nine months ended October 31, 2005 and 2004, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings.

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2005	2004	2005	2004
		(in thousands)		(in thousands)
Flower Park Plaza (Apartments)	Santa Ana, California	$2,526	$—	$2,526	$—
Showcase (Specialty Retail Center)	Las Vegas, Nevada	—	—	13,145	—
Colony Place (Apartments)	Fort Myers, Florida	—	—	5,352	—
Chapel Hill Mall (Regional Mall)	Akron, Ohio	—	—	—	27,943
Chapel Hill Suburban (Specialty Retail Center)	Akron, Ohio	—	—	—	915
Manhattan Town Center Mall (Regional Mall)	Manhattan, Kansas	—	—	—	3,138

Total		$2,526	$—	$21,023	$31,996

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
For the three and nine months ended October 31, 2005, the Company recorded a provision for decline in real estate of $3,480,000 and $6,100,000, respectively. During the three months ended October 31, 2005, the Company recorded a provision for decline in real estate of $3,480,000 due to a change in events related to the estimated future cash flows related to Sterling Glen of Forest Hills, an 84-unit supported living residential community located in Queens, New York. During the previous six month period, the Company had recorded a provision for decline in real estate of $1,120,000 related to Sterling Glen of Forest Hills and $1,500,000 related to the Ritz Carlton, a 206 room commercial hotel located in Cleveland, Ohio. The provision represents a write down to the estimated fair value, less cost to sell, of these properties. There was no provision for decline in real estate for the three or nine months ended October 31, 2004.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C. Bank Revolving Credit Facility
On April 7, 2005, the Company amended its bank revolving credit facility. The amendment to the credit facility extends the maturity by one year to March 2008, lowers the borrowing rate to 1.95% over the London InterBank Offered Rate (“LIBOR”), eliminates the higher rate tier on the last $50,000,000 of borrowings and contains an accordion provision that allows the Company to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the next 24 months. The amendment also lowers the Company’s unused commitment fee from 37.5 basis points on any unused portion to 25 basis points if the revolver usage is less than 50% and 15 basis points if the revolver usage is greater than 50%. The amendment also increases the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 ($47,071,012 in letters of credit and $-0- in surety bonds outstanding at October 31, 2005) and adds a swing line availability of $40,000,000 for up to three business days.
The amended credit facility provides, among other things, for 1) at the Company’s election, interest rates of 1.95% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flows (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases. The outstanding balance of the revolving credit facility was $100,000,000 and $-0-, respectively, at October 31, 2005 and January 31, 2005.
D. Senior and Subordinated Debt
Senior Notes
Along with its wholly-owned subsidiaries Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), the Company filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide the Company flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. The Company has $292,180,000 available under its shelf registration at October 31, 2005.
On January 25, 2005, the Company issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under its shelf registration statement. The proceeds from this offering (net of approximately $4,300,000 of offering costs) were used to repay the outstanding balance under the Company’s bank revolving credit facility (Note C) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by the Company, at any time on or after February 1, 2010 at a redemption price of 103.25% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if the Company completes one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
On February 10, 2004, the Company issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering under its shelf registration statement. The proceeds from this offering (net of $3,808,000 of offering costs) were used to repay the outstanding term loan balance of $56,250,000 under the previous credit facility and for general working capital purposes. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under its shelf registration statement. The proceeds from this offering (net of $8,151,000 of offering costs) were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%, or $208,500,000. The remaining proceeds were used to repay the balance outstanding under the Company’s previous credit facility and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in years thereafter. However, if the Company completes one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D. Senior and Subordinated Debt (continued)
The Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the bank revolving credit facility. The indenture governing the senior notes contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.
Subordinated Debt
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE (Note A) and the book value (which approximates amortized costs) of the bonds was recorded as a secured borrowing with a liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheets. The Company does not participate in and therefore did not report any cash flows related to this borrowing.
In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. The Company has entered into a TRS for the benefit of these bonds where it receives a rate of 8.25% and pays BMA plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Financing Arrangements (continued)
In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by the Denver Urban Renewal Authority (“DURA”), and the $70,000,000 revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust through a third party purchase. Upon removal of the $70,000,000 revenue bonds from the Trust, the third party deposited the bonds into a special purpose entity (the “Entity”). As the TIF and revenue bonds were successfully removed from the Trust, Stapleton Land, LLC recognized $21,762,000 ($11,840,000 net of tax and minority interest) and $25,262,000 ($13,745,000 net of tax and minority interest) of interest income during the three and nine months ended October 31, 2004, respectively, upon receipt of the Retained Interest. Of this amount, the fair value of $22,870,000 ($12,445,000 net of tax and minority interest) was recognized in OCI in previous fiscal years and deferred until August 2004 under the cost recovery method of revenue recognition. The remaining amount of $2,392,000 ($1,300,000 net of tax and minority interest) was earned and recognized during the nine months ended October 31, 2004. Stapleton Land, LLC is not obligated to pay, nor is it entitled to, any further amounts related to this Retained Interest.
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”) which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of the Company, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. The Company has consolidated the secured borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. The revenue bonds were reported as other assets and the collateral of $-0- and $12,094,000 was reported as restricted cash in the Consolidated Balance Sheets at October 31, 2005 and January 31, 2005, respectively. As the P-FLOATs were terminated in July 2005, there was no interest income or interest expense related to this secured borrowing for the three months ended October 31, 2005. For the nine months ended October 31, 2005, the Company recorded approximately $2,670,000 of interest income and $1,162,000 of interest expense related to this secured borrowing in the Consolidated Statement of Earnings. Of the interest income amounts recorded for the nine months ended October 31, 2005, approximately $2,588,000 is interest income on the RITES and $82,000 is interest income on the collateral. For the three and nine months ended October 31, 2004, the Company recorded approximately $823,000 of interest income and $310,000 of interest expense related to this secured borrowing in the Consolidated Statement of Earnings.
On July 13, 2005, the District issued $63,000,000 Senior Limited Property Tax Supported Revenue Refunding Bonds (“Senior Limited Bonds”), Series 2005 and $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005 (collectively, the “2005 Bonds”). Proceeds from the issuance of the 2005 Bonds were used to redeem the $70,000,000 revenue bonds held by the Entity, which were then removed from the Company’s Consolidated Balance Sheet. The Entity, in turn, redeemed the outstanding P-FLOATs. As holder of the RITES, Stapleton Land II, LLC was entitled to the remaining capital balances of the Entity after payment of P-FLOAT interest and other program fees. The District used additional proceeds of $30,271,000 to repay developer advances and accrued interest to Stapleton Land, LLC. Stapleton Land II, LLC was refunded $12,060,000 of collateral provided as credit enhancement under this secured borrowing.
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above and in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000 which is recorded as restricted cash in the Consolidated Balance Sheets. For the three and nine months ended October 31, 2005, the Company recorded approximately $276,000 and $310,000, respectively, of interest income related to this arrangement in the Consolidated Statement of Earnings. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of the Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At October 31, 2005, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Financing Arrangements (continued)
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for the Qualifying Expenditures, a corresponding amount of the Junior Subordinate Bonds converts to an 8.5% fixed rate and mature in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a forward delivery placement agreement whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. As of October 31, 2005 no draws have been made by the District.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. For the three and nine months ended October 31, 2005, the Company reported interest income of approximately $454,000 and $1,958,000, respectively, related to the Fee in the Consolidated Statement of Earnings. For the three and nine months ended October 31, 2004, the Company reported approximately $233,000 and $628,000, respectively, related to the Fee in the Consolidated Statement of Earnings. The fair value of approximately $2,772,000 at October 31, 2005 and $813,000 at January 31, 2005 is recorded in other assets in the Consolidated Balance Sheets.
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
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due no later than August 2007. The remaining balance is due no later than May 2009.
F. Stock Split
On June 21, 2005 the Board of Directors declared a two-for-one stock split of the Company’s outstanding Class A and Class B common stock effective July 11, 2005 to shareholders of record on June 27, 2005. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity by transferring the par value of the additional shares issued from the additional paid-in-capital account to the common stock accounts. All share and per share data included in this quarterly report have been restated to reflect the stock split.

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
The second quarterly cash dividend of $.06 per share (post-split) on both Class A and Class B common stock was declared on June 21, 2005 and was paid on September 15, 2005 to shareholders of record at the close of business on September 1, 2005.
The third quarterly cash dividend of $.06 per share (post-split) on both Class A and Class B common stock was declared on September 29, 2005 and will be paid on December 15, 2005 to shareholders of record at the close of business on December 1, 2005.
H. Earnings per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings from continuing operations.”

		Weighted Average
	Earnings from Continuing	Common Shares
	Operations (Numerator)	Outstanding	Per Common
	(in thousands)	(Denominator)	Share

Three Months Ended
October 31, 2005:
Basic earnings per share	$7,810	101,114,253	$0.08
Effect of dilutive securities – stock options	—	1,561,500	—

Diluted earnings per share	$7,810	102,675,753	$0.08

October 31, 2004:
Basic earnings per share	$17,181	100,155,320	$0.17
Effect of dilutive securities – stock options	—	1,682,936	—

Diluted earnings per share	$17,181	101,838,256	$0.17

Nine Months Ended
October 31, 2005:
Basic earnings per share	$50,382	100,942,611	$0.50
Effect of dilutive securities – stock options	—	1,547,705	(0.01)

Diluted earnings per share	$50,382	102,490,316	$0.49

October 31, 2004:
Basic earnings per share	$54,023	100,074,176	$0.54
Effect of dilutive securities – stock options	—	1,698,170	(0.01)

Diluted earnings per share	$54,023	101,772,346	$0.53

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Investments in and Advances to Affiliates
Included in investments in and advances to affiliates are unconsolidated investments in entities which the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to partners and other affiliates.
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	October 31,	January 31,
	2005	2005
	(in thousands)
Members’ and partners’ equity as below	$617,079	$619,670
Equity of other members and partners	453,017	453,333

Company’s investment in partnerships	164,062	166,337
Advances to partners and other affiliates (1)	238,120	248,897

Total Investments in and Advances to Affiliates	$402,182	$415,234

(1)	As is customary within the real estate industry, the Company invests in certain projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations and one unconsolidated project reported in the Residential Group. The Company consolidates the majority of its investments in these Commercial Group projects. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. At October 31, 2005 and January 31, 2005, amounts advanced for projects on behalf of this partner, collateralized solely by each respective partnership interest were $55,862 and $63,213, respectively, of the $238,120 and $248,897 presented above for “Advances to partners and other affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable solely from cash flows of each respective property, as well as a deficit restoration obligation provided by the partner.
Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	October 31,	January 31,
	2005	2005
	(in thousands)
Balance Sheet:
Completed rental properties	$1,816,350	$1,879,706
Projects under development	856,559	564,712
Land held for development or sale	194,038	177,080
Accumulated depreciation	(516,861)	(497,566)
Restricted cash	323,975	362,583
Other assets	515,708	542,567

Total Assets	$3,189,769	$3,029,082

Mortgage debt, nonrecourse	$2,094,517	$2,012,578
Other liabilities	478,173	396,834
Members’ and partners’ equity	617,079	619,670

Total Liabilities and Members’/Partners’ Equity	$3,189,769	$3,029,082

		(Combined 100%)
	Three Months Ended October 31,		Nine Months ended October 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Operations:
Revenues	$169,052	$140,565	$498,307	$395,389
Operating expenses	(101,352)	(84,547)	(304,612)	(230,080)
Interest expense	(24,747)	(26,505)	(90,673)	(75,477)
Provision for decline in real estate	—	—	(704)	—
Depreciation and amortization	(16,239)	(16,529)	(74,494)	(44,877)
Interest income	214	2,340	7,164	2,977
Gain on disposition of rental properties (2)	4,094	—	85,802	61,427

Net earnings (pre-tax)	$31,022	$15,324	$120,790	$109,359

Company’s portion of net earnings (pre-tax)	$16,113	$10,777	$46,029	$60,671

(2)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

		Three Months Ended October 31,		Nine Months Ended October 31,
		2005	2004	2005	2004

Flower Park Plaza (Apartments)	(Santa Ana, California)	$4,094	$—	$4,094	$—
Showcase (Specialty Retail Center)	(Las Vegas, Nevada)	—	—	71,005	—
Colony Place (Apartments)	(Fort Myers, Florida)	—	—	10,703	—
Chapel Hill Mall (Regional Mall)	(Akron, Ohio)	—	—	—	56,455
Chapel Hill Suburban (Specialty Retail Center)	(Akron, Ohio)	—	—	—	1,831
Manhattan Mall (Regional Mall)	(Manhattan, Kansas)	—	—	—	3,141

Total gain on disposition of equity method rental properties		$4,094	$—	$85,802	$61,427

Company’s portion of gain on disposition of equity method rental properties		$2,526	$—	$21,023	$31,996

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
Continued on Page 22

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

			Three Months Ended		Nine Months Ended
	October 31,	January 31,	October 31,		October 31,
	2005	2005	2005	2004	2005	2004
	Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group	$5,178,959	$4,683,977	$160,468	$109,480	$566,305	$389,122
Residential Group	2,264,678	2,045,864	79,195	50,759	202,456	219,679
Land Development Group	236,737	289,702	354	6,625	383	24,419
The Nets	26,402	41,861	—	—	—	—
Corporate Activities	106,655	260,681	552	1,272	2,066	3,014
Other (1)	—	—	—	221	—	523

	$7,813,431	$7,322,085	$240,569	$168,357	$771,210	$636,757

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	October 31,		October 31,		October 31,		October 31,
	2005	2004	2005	2004	2005	2004	2005	2004
	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$197,677	$177,320	$585,783	$529,083	$103,993	$95,131	$304,515	$270,641
Sales/Cost of Sales – Land	19,608	875	85,039	5,151	13,077	937	54,163	4,860
Residential Group	56,184	50,369	163,487	145,608	37,303	32,680	107,765	92,605
Land Development Group	17,767	21,749	77,241	71,082	11,298	10,818	45,997	41,770
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	—	4	—	4	9,683	9,127	26,440	22,756

	$291,236	$250,317	$911,550	$750,928	$175,354	$148,693	$538,880	$432,632

	Interest Income				Interest Expense
Commercial Group	$1,067	$3,672	$3,328	$4,886	$44,002	$43,924	$133,789	$120,640
Residential Group	877	678	2,566	1,841	12,684	10,440	37,560	29,143
Land Development Group	2,685	24,552	11,502	30,017	1,492	2,446	5,627	5,165
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	451	5	1,423	99	10,580	9,674	32,166	26,903

	$5,080	$28,907	$18,819	$36,843	$68,758	$66,484	$209,142	$181,851

	Depreciation and Amortization Expense
Commercial Group	$32,183	$27,391	$96,285	$80,935
Residential Group	11,582	9,465	33,200	29,458
Land Development Group	55	101	192	58
The Nets	—	—	—	—
Corporate Activities	188	233	706	801

	$44,008	$37,190	$130,383	$111,252

					Earnings Before Depreciation,
	Earnings Before Income Taxes (EBIT) (2)				Amortization & Deferred Taxes (EBDT)
Commercial Group	$24,123	$14,324	$83,193	$60,101	$52,694	$49,400	$160,235	$140,742
Gain on disposition of equity method property	—	—	13,145	31,996	—	—	—	—
Provision for decline in real estate	—	—	(1,500)	—	—	—	—	—
Provision for decline in real estate recorded on equity method	—	—	(704)	—	—	—	—	—
Residential Group	(4,421)	618	(9,663)	1,634	12,705	21,869	44,181	55,540
Gain on disposition of equity method property	2,526	—	7,878	—	—	—	—	—
Provision for decline in real estate	(3,480)	—	(4,600)	—	—	—	—	—
Land Development Group	20,786	38,308	64,029	68,915	14,480	26,839	39,179	42,677
The Nets	(3,781)	(1,630)	(16,997)	(1,630)	(2,320)	(985)	(10,428)	(985)
Corporate Activities	(20,000)	(19,025)	(57,889)	(50,357)	(13,309)	(15,947)	(36,328)	(35,037)
Gain on disposition of other investments	—	—	606	—	—	—	—	—
Other (1)	—	—	—	—	—	1,409	—	5,764

	$15,753	$32,595	$77,498	$110,659	$64,250	$82,585	$196,839	$208,701

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J. Segment Information (continued)
Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to Net Earnings by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended October 31, 2005	Group	Group	Group	The Nets	Activities	Other (1)	Total

EBDT	$52,694	$12,705	$14,480	$(2,320)	$(13,309)	$—	$64,250
Depreciation and amortization – Real Estate Groups	(32,395)	(13,840)	(41)	—	—	—	(46,276)
Amortization of mortgage procurement costs – Real Estate Groups	(2,409)	(617)	—	—	—	—	(3,026)
Deferred taxes – Real Estate Groups	(6,388)	(91)	(2,593)	—	(243)	—	(9,315)
Straight-line rent adjustment	1,157	43	—	—	—	—	1,200
Provision for decline in real estate, net of tax and minority interest	—	(1,301)	—	—	—	—	(1,301)
Gain on disposition recorded on equity method, net of tax	—	1,551	—	—	—	—	1,551
Discontinued operations, net of tax: (3)
Deferred taxes – Real Estate Groups	—	7	—	—	—	—	7
Gain on disposition of rental properties	—	5,814	—	—	—	—	5,814

Net earnings	$12,659	$4,271	$11,846	$(2,320)	$(13,552)	$—	$12,904

Three Months Ended October 31, 2004

EBDT	$49,400	$21,869	$26,839	$(985)	$(15,947)	$1,409	$82,585
Depreciation and amortization – Real Estate Groups	(28,181)	(12,309)	(41)	—	—	—	(40,531)
Amortization of mortgage procurement costs – Real Estate Groups	(2,610)	(723)	—	—	—	—	(3,333)
Deferred taxes – Real Estate Groups	(13,545)	(7,233)	(5,558)	—	4,359	—	(21,977)
Straight-line rent adjustment	3,053	(80)	—	—	—	—	2,973
Discontinued operations, net of tax and minority interest: (3)
Depreciation and amortization – Real Estate Groups	(183)	(981)	—	—	—	—	(1,164)
Amortization of mortgage procurement costs – Real Estate Groups	(27)	(12)	—	—	—	—	(39)
Deferred taxes – Real Estate Groups	(473)	109	—	—	—	—	(364)
Straight-line rent adjustment	211	—	—	—	—	—	211
Gain on disposition of rental properties	3,631	15,348	—	—	—	—	18,979

Net earnings	$11,276	$15,988	$21,240	$(985)	$(11,588)	$1,409	$37,340

Nine Months Ended October 31, 2005

EBDT	$160,235	$44,181	$39,179	$(10,428)	$(36,328)	$—	$196,839
Depreciation and amortization – Real Estate Groups	(97,384)	(40,120)	(146)	—	—	—	(137,650)
Amortization of mortgage procurement costs – Real Estate Groups	(6,695)	(1,949)	—	—	—	—	(8,644)
Deferred taxes – Real Estate Groups	(11,823)	(744)	(1,633)	—	(2,063)	—	(16,263)
Straight-line rent adjustment	6,154	29	—	—	—	—	6,183
Gain on disposition of other investments, net of tax	—	—	—	—	372	—	372
Provision for decline in real estate, net of tax and minority interest	(920)	(1,960)	—	—	—	—	(2,880)
Provision for decline in real estate recorded on equity method, net of tax	(432)	—	—	—	—	—	(432)
Gain on disposition recorded on equity method, net of tax	8,064	4,836	—	—	—	—	12,900
Discontinued operations, net of tax: (3)
Depreciation and amortization – Real Estate Group	—	(863)	—	—	—	—	(863)
Amortization of mortgage procurement costs – Real Estate Groups	—	(15)	—	—	—	—	(15)
Deferred taxes – Real Estate Groups	—	(77)	—	—	—	—	(77)
Gain on disposition of rental properties	—	5,814	—	—	—	—	5,814

Net earnings	$57,199	$9,132	$37,400	$(10,428)	$(38,019)	$—	$55,284

Nine Months Ended October 31, 2004

EBDT	$140,742	$55,540	$42,677	$(985)	$(35,037)	$5,764	$208,701
Depreciation and amortization – Real Estate Groups	(86,487)	(37,487)	9	—	—	—	(123,965)
Amortization of mortgage procurement costs – Real Estate Groups	(7,276)	(2,221)	—	—	—	—	(9,497)
Deferred taxes – Real Estate Groups	(22,472)	(10,411)	(3,998)	—	4,178	—	(32,703)
Straight-line rent adjustment	1,950	(148)	—	—	—	—	1,802
Cumulative effect of change in accounting principle, net of tax	(477)	(10,784)	—	—	—	—	(11,261)
Gain on disposition recorded on equity method, net of tax	19,341	—	—	—	—	—	19,341
Discontinued operations, net of tax and minority interest: (3)
Depreciation and amortization – Real Estate Groups	(814)	(3,507)	—	—	—	—	(4,321)
Amortization of mortgage procurement costs – Real Estate Groups	(138)	(50)	—	—	—	—	(188)
Deferred taxes – Real Estate Groups	(746)	563	—	—	—	—	(183)
Straight-line rent adjustment	844	—	—	—	—	—	844
Loss on disposition of division of Lumber Group, net of tax	—	—	—	—	—	(661)	(661)
Gain on disposition of rental properties	4,322	27,135	—	—	—	—	31,457

Net earnings	$48,789	$18,630	$38,688	$(985)	$(30,859)	$5,103	$79,366

(1)	Expenditures for additions to real estate, EBDT and net earnings presented under the caption “Other” relates to the Lumber Group, which was sold in November 2004 and is no longer a reportable segment.

(2)	See Consolidated Statements of Earnings on page 3 for reconciliation of EBIT to net earnings.

(3)	See Note B — Discontinued Operations starting on page 12 for more information.

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
We have approximately $7.8 billion of assets in 25 states and the District of Columbia at October 31, 2005. Our core markets include New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area and California. As a result of an ongoing effort to increase property concentration in the core markets, these markets now account for 72.5 percent of the cost of our portfolio at October 31, 2005. We have offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and our corporate headquarters are in Cleveland, Ohio.
Significant milestones occurring during the third quarter of 2005 included:
•	The opening of two residential communities, 100 Landsdowne in Cambridge, Massachusetts, and Ashton Mill in Providence, Rhode Island;

•	The opening of Simi Valley Town Center, a retail center in Simi Valley, California, and the expansion of the Short Pump retail center in Richmond, Virginia;

•	Closing $403,000,000 in mortgage financing transactions on a fully consolidated basis at attractive interest rates;

•	Taking advantage of market conditions and relatively high valuations by disposing of three Residential properties (2 consolidated, 1 equity method) and redeploying the proceeds to development projects in our core markets;

•	Continuing to leverage our expertise in the development of life science projects, we were recently selected to enter into exclusive negotiations with The Fitzsimons Redevelopment Authority located in Aurora, Colorado and Case Western Reserve University Medical School located in Cleveland, Ohio in pursuit of the development of life science parks; and

•	Forest City Enterprises, Inc. and Co-chairman Albert B. Ratner were named joint recipients of the 2005 Urban Land Institute J.C. Nichols Prize for Visionaries in Urban Development.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

Net Earnings — Net earnings for the three months ended October 31, 2005 were $12,904,000 versus $37,340,000 for the three months ended October 31, 2004. This variance to prior year is primarily attributable to:
•	Decrease of $18,979,000, net of tax and minority interest, related to the 2004 gains on disposition of three consolidated properties, Regency Towers, an apartment community located in Jackson, New Jersey, Pavilion, an office building located in San Jose, California and Flatbush Avenue, a specialty retail center in Brooklyn, New York;

•	Decrease of $11,840,000, net of tax and minority interest, related to Stapleton Land, LLC’s retained interest in a trust. Of this amount $11,811,000 was earned in 2004 but attributable to other comprehensive income (“OCI”) in previous fiscal years and deferred until 2004 under the cost recovery method;

•	Increase in interest expense of $1,495,000, net of tax, as a result of the issuance of $150,000,000 senior notes in January of 2005;

•	Decrease of $1,409,000 related to the Lumber Group net earnings in the third quarter of last year with no corresponding amount in the current quarter due to the sale of Lumber Group in November of 2004; and

•	Increase in our current quarter loss of $1,335,000, net of tax, on our equity investment in the Nets, with third quarter 2004 results reflecting a shortened period as compared to the third quarter of 2005 due to the fact that the Nets investment closed on August 16, 2004.
These decreases were partially offset by the following increases:
•	Increase of $5,814,000, net of tax, in earnings from the current quarter gains on disposition of two consolidated properties, Cherrywood Village and Ranchstone, apartment communities located in Denver, Colorado;

•	Increase of $1,550,000, net of tax, related to the 2005 gain on disposition of the equity method property Flower Park Plaza, an apartment community located in Santa Ana, California;

•	Increase of $4,649,000, net of tax and minority interest, related to land sales reported in the Land Development Group; and

•	Increase of $3,760,000, net of tax and minority interest, in earnings from Commercial Group land sales primarily at Simi Valley in Simi Valley, California, and Wadsworth in Wadsworth, Ohio.
Net earnings for the nine months ended October 31, 2005 were $55,284,000 versus $79,366,000 for the nine months ended October 31, 2004. This variance to the prior year is primarily attributable to:
•	Decrease of $31,457,000, net of tax and minority interest, related to the 2004 gains on disposition of five consolidated properties, Regency Towers, Woodlake, a 534-unit apartment community located in Silver Spring, Maryland, Pavilion, Flatbush Avenue, and Hunting Park, a specialty retail center located in Philadelphia, Pennsylvania;

•	Decrease of $6,441,000, net of tax, compared to the same period last year as a result of the 2005 dispositions of three equity method properties Showcase, a specialty retail center located in Las Vegas Nevada, Colony Place, an apartment community located in Fort Myers, Florida and Flower Park Plaza at a gain of $12,900,000, net of tax, which only partially offset prior year gains of $19,341,000, net of tax, due to the dispositions of Manhattan Town Center Mall, a regional mall located in Manhattan, Kansas, Chapel Hill Suburban, and a specialty retail center located in Akron, Ohio and Chapel Hill Mall, a regional mall located in Akron, Ohio;

•	Decrease of $13,745,000, net of tax and minority interest, related to Stapleton Land, LLC’s retained interest in a trust. Of this amount $12,445,000 was earned in 2004 but attributable to OCI in previous fiscal years and deferred until 2004 under the cost recovery method. The remaining amount of $1,300,000 was earned and recognized during the three months ended October 31 ,2004;

•	Increase of $9,443,000, net of tax, on our loss on our equity investment in the Nets which we did not own during the first half of 2004;

•	Decrease of $4,284,000, net of tax and minority interest, related to our development fee revenue at Twelve MetroTech Center in Brooklyn, New York that was recognized in the prior year and did not recur at the same level;

•	Decrease of $5,764,000 related to the Lumber Group net earnings last year with no corresponding amount in the current year due to the sale of Lumber Group in November of 2004;

•	Increase in interest expense of $4,486,000, net of tax, as a result of the issuance of $150,000,000 senior notes in January of 2005; and

•	Increase of $1,856,000, net of tax, related to a write-off of a portion of our enterprise resource planning project.
These decreases were partially offset by the following increases:
•	Increase of $21,722,000, net of tax and minority interest, related to the earnings from Commercial Group land sales primarily at Simi Valley and Wadsworth;

•	Increase of $11,261,000, net of tax, related to the prior year charge for cumulative effect of change in accounting principle as a result of our implementation of FIN No. 46 (R) which did not recur;

•	Increase of $10,616,000, net of tax and minority interest, related to land sales reported in the Land Development Group;

•	Increase of approximately $10,000,000 related to a favorable change in our effective tax rate due to tax law changes in the State of Ohio resulting in a one-time reduction of deferred income taxes; and

•	Increase of $5,814,000, net of tax, related to the 2005 gains on disposition of two consolidated residential properties, Cherrywood Village and Ranchstone.

Summary of Segment Operating Results — The following tables present a summary of revenues from real estate operations, interest income, equity in earnings of unconsolidated entities, operating expenses and interest expense incurred by each segment for the three and nine months ended October 31, 2005 and 2004, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended October 31,			Nine Months Ended October 31,
	2005	2004	Variance	2005	2004	Variance
	(in thousands)			(in thousands)
Revenues from Real Estate Operations
Commercial Group	$197,677	$177,320	$20,357	$585,783	$529,083	$56,700
Sales – Land	19,608	875	18,733	85,039	5,151	79,888
Residential Group	56,184	50,369	5,815	163,487	145,608	17,879
Land Development Group	17,767	21,749	(3,982)	77,241	71,082	6,159
The Nets	—	—	—	—	—	—
Corporate Activities	—	4	(4)	—	4	(4)

Total Revenues from Real Estate Operations	$291,236	$250,317	$40,919	$911,550	$750,928	$160,622

Interest Income
Commercial Group	$1,067	$3,672	$(2,605)	$3,328	$4,886	$(1,558)
Residential Group	877	678	199	2,566	1,841	725
Land Development Group	2,685	24,552	(21,867)	11,502	30,017	(18,515)
The Nets	—	—	—	—	—	—
Corporate Activities	451	5	446	1,423	99	1,324

Total Interest Income	$5,080	$28,907	$(23,827)	$18,819	$36,843	$(18,024)

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$2,234	$4,152	$(1,918)	$22,337	$40,014	$(17,677)
Residential Group	4,397	2,842	1,555	13,301	7,338	5,963
Land Development Group	13,263	5,413	7,850	27,388	14,949	12,439
The Nets	(3,781)	(1,630)	(2,151)	(16,997)	(1,630)	(15,367)
Corporate Activities	—	—	—	—	—	—

Total Equity in Earnings (Loss) of Unconsolidated Entities	$16,113	$10,777	$5,336	$46,029	$60,671	$(14,642)

Operating Expenses
Commercial Group	$103,993	$95,131	$8,862	$304,515	$270,641	$33,874
Cost of Sales – Land	13,077	937	12,140	54,163	4,860	49,303
Residential Group	37,303	32,680	4,623	107,765	92,605	15,160
Land Development Group	11,298	10,818	480	45,997	41,770	4,227
The Nets	—	—	—	—	—	—
Corporate Activities	9,683	9,127	556	26,440	22,756	3,684

Total Operating Expenses	$175,354	$148,693	$26,661	$538,880	$432,632	$106,248

Interest Expense
Commercial Group	$44,002	$43,924	$78	$133,789	$120,640	$13,149
Residential Group	12,684	10,440	2,244	37,560	29,143	8,417
Land Development Group	1,492	2,446	(954)	5,627	5,165	462
The Nets	—	—	—	—	—	—
Corporate Activities	10,580	9,674	906	32,166	26,903	5,263

Total Interest Expense	$68,758	$66,484	$2,274	$209,142	$181,851	$27,291

Commercial Group
Revenues from Real Estate Operations — Revenues from real estate operations for the Commercial Group increased by $39,090,000 or 21.9%, for the three months ended October 31, 2005 over the same period in the prior year. This increase was primarily the result of:
•	Increase of $12,189,000 related to new property openings, as noted in the table below;

•	Increase of $5,537,000 primarily related to an increase in occupancy in our New York hotel portfolio and an increase in rates in a majority of our entire hotel portfolio; and

•	Increase of $18,733,000 related to commercial land sales primarily at Wadsworth in Wadsworth, Ohio, Simi Valley in Simi Valley, California, and Antelope Valley in Palmdale, California.
These increases were partially offset by the following decrease:
•	Decrease of $402,000 related to development fee revenue at Twelve MetroTech Center that was recognized in the prior year and did not recur at the same level.

The balance of the remaining increase in revenues from real estate operations of approximately $3,033,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group increased by $136,588,000, or 25.6%, for the nine months ended October 31, 2005 over the same period in the prior year. This increase was primarily the result of:
•	Increase of $40,205,000 related to new property openings, as noted in the table below;

•	Increase of $12,403,000 primarily related to an increase in occupancy in our New York hotel portfolio and an increase in rates in a majority of our entire hotel portfolio;

•	Increase of $79,888,000 related to commercial land sales primarily at Simi Valley, Twelve MetroTech Center, Wadsworth, Antelope Valley, Bolingbrook in Bolingbrook, Illinois and Salt Lake City; and

•	Increase of $4,528,000 related to the net gain on the sale of a development project in Las Vegas, Nevada.
These increases were partially offset by the following decrease:
•	Decrease of $11,927,000 related to development fee revenue at Twelve MetroTech Center that was recognized in the prior year and did not recur at the same level.
The balance of the remaining increase in revenues from real estate operations of approximately $11,491,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses increased $21,002,000, or 21.9%, for the three months ended October 31, 2005 over the same period in the prior year. This increase was primarily the result of:
•	Increase of $5,627,000 related to new property openings, as noted in the table below;

•	Increase of $2,452,000 primarily related to an increase in occupancy in our New York hotel portfolio;

•	Increase of $12,140,000 related to commercial land sales primarily at Wadsworth, Simi Valley Town Center, and Antelope Valley.
These increases were partially offset by the following decrease:
•	Decrease in project write-offs of abandoned development projects of $4,525,000, which includes a reserve reversal of $2,225,000 in 2005, compared to 2004.
The balance of the remaining increase in operating expenses of approximately $5,308,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses increased $83,177,000, or 30.2%, for the nine months ended October 31, 2005 over the same period in the prior year. This increase was primarily the result of:
•	Increase of $13,743,000 related to new property openings as noted in the table below;

•	Increase of $7,090,000 primarily related to an increase in occupancy in our New York hotel portfolio;
•	Increase of $49,303,000 related to commercial land sales primarily at Wadsworth, Simi Valley, Twelve MetroTech Center, Bolingbrook, Antelope Valley, and Salt Lake City;

•	Increase of approximately $1,542,000 related to the Commercial Group’s allocated share of a write-off of a portion of our enterprise resource planning project; and

•	Increase of $1,556,000 related to promotional costs for new development projects.

These increases were partially offset by the following decrease:
•	Decrease in project write-offs of abandoned development projects of $3,742,000, which includes a reserve reversal of $2,225,000 in 2005, compared to 2004.
The balance of the remaining increase in operating expenses of approximately $13,685,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $78,000, or 0.2%, during the three months ended October 31, 2005 compared the same period in the prior year. Interest expense for the Commercial Group increased by $13,149,000, or 10.9%, during the nine months ended October 31, 2005. The increase is primarily attributed to openings of the properties in the table listed below.
The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the three and nine months ended October 31, 2005 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended
				October 31, 2005
				Revenue		Revenue
				from Real		from Real
		Quarter/Year	Square	Estate	Operating	Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses	Operations	Expenses

Retail Centers:
Simi Valley Town Center (1)	Simi Valley, CA	Q3-2005	660,000	$—	$561	$—	$571
Saddle Rock Village	Aurora, CO	Q1-2005	359,000	238	247	518	394
Quartermaster Plaza	Philadelphia, PA	Q3-2004	459,000	1,409	598	5,079	1,507
Victoria Gardens	Rancho Cucamonga, CA	Q3-2004	1,034,000	6,617	2,105	17,860	6,020
Atlantic Terminal	Brooklyn, NY	Q2-2004	373,000	157	249	3,944	655
Brooklyn Commons	Brooklyn, NY	Q2-2004	151,000	—	42	550	(46)

Office Buildings:
Ballston Common Office Center	Arlington, VA	Q2-2005	176,000	1,453	371	2,879	1,008
Twelve MetroTech Center	Brooklyn, NY	Q4-2004	177,000	—	360	—	635
University of Pennsylvania	Philadelphia, PA	Q4-2004	123,000	1,370	296	4,414	682
2 Hanson Place	Brooklyn, NY	Q2-2004	399,000	945	798	4,961	2,317

Total				$12,189	$5,627	$40,205	$13,743

(1)	Simi Valley Town Center opened on October 27, 2005.
Residential Group
Revenues from Real Estate Operations — Revenues from real estate operations for the Residential Group increased by $5,815,000, or 11.5%, during the three months ended October 31, 2005 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $1,471,000 related to new property openings, as noted in the table below;

•	Increase of $1,639,000 related to an increase in occupancy primarily at the following properties: Mount Vernon Square in Alexandria, Virginia, Enclave in San Jose, California, Grand in North Bethesda, Maryland, One Franklintown in Philadelphia, Pennsylvania and Sterling Glen of Darien, in Darien, Connecticut;

•	Increase of $505,000 related to military housing fee income from the new management of U.S. Navy family housing at Hawaii’s Pearl Harbor; and

•	Increase of $281,000 due to the consolidation of three properties previously accounted for on the equity method of accounting as a result of the buyout of a partner on these properties.
The balance of the remaining increase of approximately $1,919,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Residential Group increased by $17,879,000, or 39.2%, during the nine months ended October 31, 2005 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $4,834,000 related to new property openings, as noted in the table below;

•	Increase of $4,438,000 related to an increase in occupancy primarily at the following properties: Mount Vernon Square, Grand, One Franklintown, Sterling Glen of Darien, and Enclave;

•	Increase of $2,605,000 due to the consolidation of three properties previously accounted for on the equity method of accounting as the result of the buyout of a partner on these properties;

•	Increase of $1,696,000 related to military housing fee income from the new management of U.S. Navy family housing at Hawaii’s Pearl Harbor; and

•	Increase of $805,000 related to a land sale at Tobacco Row.
The balance of the remaining increase of approximately $3,501,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses for the Residential Group increased by $4,623,000, or 14.1% during the three months ended October 31, 2005 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $2,027,000 related to new property openings, as noted in the table below;

•	Increase of $520,000 related to marketing expenses for the following properties under construction: Sterling Glen of Roslyn in Roslyn, New York, Sterling Glen of Lynbrook in Lynbrook, New York, and 1255 S. Michigan (Central Station) in Chicago, Illinois;

•	Increase of $259,000 due to the consolidation of three properties previously accounted for on the equity method of accounting as a result of the buyout of a partner on these properties; and

•	Increase of $190,000 related to management expenditures associated with military housing fee income.
The balance of the remaining increase of approximately $1,627,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $15,160,000, or 16.4% during the nine months ended October 31, 2005 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $4,228,000 related to new property openings, as noted in the table below;

•	Increase of $1,259,000 related to three properties previously accounted for under the equity method of accounting as a result of the buyout of the partner on these properties;

•	Increase of $997,000 related to marketing expenses for the following properties under construction: Sterling Glen of Roslyn, Sterling Glen of Lynbrook, and 1255 S. Michigan (Central Station);

•	Increase of $908,000 related to Residential Group’s allocated share of a write-off of a portion of our enterprise resource planning project;

•	Increase of $427,000 related to management expenditures associated with military housing fee income; and

•	Increase of $291,000 related to a land sale at Tobacco Row.
The balance of the remaining increase of approximately $7,050,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $2,244,000, or 21.5%, during the three months ended October 31, 2005 compared to the same period in the prior year and by $8,417,000, or 28.9%, during the nine months ended October 31, 2005 compared to the same period in the prior year. The increase is primarily attributed to openings of properties in the table listed below and an increase in variable interest rates.

The following table presents the increases in revenue and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the three and nine months ended October 31, 2005 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended
				October 31, 2005
				Revenue from		Revenue from
		Quarter/Year	Number	Real Estate	Operating	Real Estate	Operating
Property	Location	Opened	of Units	Operations	Expenses	Operations	Expenses

100 Landsdowne Street	Cambridge, MA	Q3-2005	203	$76	$435	$76	$515
Ashton Mill	Providence, RI	Q3-2005	193	79	217	79	217
Metro 417	Los Angeles, CA	Q2-2005	277	123	585	123	916
23 Sidney Street	Cambridge, MA	Q1-2005	51	160	143	211	358
Emerald Palms Expansion	Miami, FL	Q2-2004	86	143	54	714	262
East 29th Avenue Town Center	Denver, CO	Q1-2004	156 (1)	196	174	1,075	394
Sterling Glen of Rye Brook	Rye Brook, NY	Q1-2004	165	694	419	2,556	1,566

Total				$1,471	$2,027	$4,834	$4,228

(1)	Project also includes 141,000 square feet (57,000 square feet owned/managed by us) of retail and 34,000 square feet of office space, which is included in the amounts above.
Land Development Group
Revenues — Land sales and the related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Interest income for the Land Development Group is discussed beginning on page 33. Revenues from real estate operations for the Land Development Group decreased by $3,982,000 for the three months ended October 31, 2005 compared to the same period in the prior year. This decrease is primarily the result of the following:
•	Decrease of $6,562,000 primarily at four major land development projects, Central Station in Chicago, Illinois, Thornbury in Solon, Ohio, Stapleton in Denver, Colorado and Mill Creek in Bethel Township, South Carolina, combined with several smaller sales decreases at various land development projects.
These decreases were partially offset by:
•	Increase in land sales of $2,580,000 primarily at three major land development projects, Suncoast Lakes in Pasco County, Florida, LaDue Reserve in Mantua, Ohio, and Creekstone in Copley, Ohio, combined with several smaller sales increases at various land development projects.
Revenues from real estate operations for the Land Development Group increased by $6,159,000 for the nine months ended October 31, 2005 compared to the same period in the prior year. This increase is primarily the result of the following:
•	Increase in land sales of $18,045,000 primarily at five major land development projects, Stapleton, Suncoast Lakes, LaDue Reserve, Waterbury in North Ridgeville, Ohio, and New Haven in Barberton, Ohio combined with several smaller sales increases at various land development projects.
These increases were partially offset by:
•	Decrease of $11,886,000 primarily at four major land development projects, Central Station, Thornbury, Creekstone and Mill Creek combined with several smaller sales decreases at various land development projects.
Operating and Interest Expenses — Operating expenses increased $480,000 for the three months ended October 31, 2005 compared to the same period in the prior year. This increase is primarily the result of the following:
•	Increase of $2,411,000 primarily at four land development projects, Suncoast Lakes, LaDue Reserve, Creekstone and Central Station combined with several smaller expense increases at various land development projects.
These increases were partially offset by:
•	Decrease of $1,931,000 primarily at three major land development projects, Thornbury, Mill Creek and Stapleton combined with several smaller expense decreases at various land development projects.

Operating expenses increased $4,227,000 for the nine months ended October 31, 2005 compared to the same period in the prior year. This increase is primarily the result of the following:
•	Increase of $10,103,000 primarily at four major land development projects, Suncoast Lakes, Stapleton, LaDue Reserve, and Waterbury, combined with several smaller expense increases at various land development projects.
These increases were partially offset by:
•	Decrease of $5,876,000 primarily at three major land development projects, Thornbury, Creekstone, and Mill Creek combined with several smaller expense decreases at various land development projects.
Interest expense decreased by $954,000 for the three months ended October 31, 2005 compared to the same period in the prior year. Interest expense increased by $462,000 for the nine months ended October 31, 2005 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in the Nets incurred a pre-tax loss of $3,781,000 for the three months ended October 31, 2005 and a pre-tax loss of $1,630,000 for the period August 16, 2004 (inception) through October 31, 2004, representing an increase of $2,151,000 over the partial period of the previous year. This increase in the loss substantially relates to the fact that the Nets investment closed on August 16, 2004, with third quarter 2004 results reflecting a shortened period as compared to third quarter of 2005. As this quarter represents the off-season, there is minimal revenue earned during the period.
Our equity investment in the Nets incurred a pre-tax loss of $16,997,000 for the nine months ended October 31, 2005. Included in the nine months loss for 2005 is approximately $8,662,000 of amortization of certain assets related to the purchase of the team and insurance premiums purchased on policies related to the standard indemnification required by the NBA. The basketball team’s current year cash losses have been funded by draws on the team’s credit facilities.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $556,000 and $3,684,000 for the three and nine months ended October 31, 2005 compared to the same periods in the prior year. The increase for the nine months ended October 31, 2005 is primarily related to $2,415,000 in compensation related costs, $424,000 related to the write-off of a portion of enterprise resource planning project, $177,000 related to the registration costs of the stock split and $1,968,000 in general corporate expenses. These increases were partially offset by a reduction of $1,300,000 in costs as compared to 2004 related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Interest expense increased by $906,000 and $5,263,000 for the three and nine months ended October 31, 2005 compared to the same periods in prior year primarily related to the issuance of an additional $150,000,000 of senior notes in a public offering in January 2005 and offset by a lower average outstanding balance on our credit facility. Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the long-term credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section).
Other Activity
The following items are discussed on a consolidated basis.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. Amortization of mortgage procurement costs decreased $200,000 and $447,000 for the three and nine months ended October 31, 2005, respectively compared to the same period in the prior year.

Loss on Early Extinguishment of Debt
For the three and nine months ended October 31, 2005 we recorded $1,512,000 and $4,675,000, respectively as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of nonrecourse mortgage debt at One MetroTech Center and Ten MetroTech Center, office buildings located in Brooklyn, New York, and Sterling Glen of Ryebrook, a 166-unit supported living residential community located in Ryebrook, New York, in order to secure more favorable financing terms. For the three and nine months ended October 31, 2004 we recorded $1,275,000 as loss on early extinguishment of debt, which primarily represents the impact of refinancing Mall at Stonecrest, a regional mall located in Atlanta, Georgia, in order to secure more favorable financing terms.
Provision for Decline in Real Estate
We review our investment portfolio to determine if our carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where we do not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in its real estate portfolio pursuant to the guidance established in SFAS No. 144.
For the three and nine months ended October 31, 2005, we recorded a provision for the decline in real estate of $3,480,000 and $6,100,000, respectively. During the three months ended October 31, 2005, we recorded a provision for decline in real estate of $3,480,000 due to a change in events related to the estimated future cash flows related to Sterling Glen of Forest Hills, an 84-unit supported living residential community located in Queens, New York. During the previous six month period, we had recorded a provision for decline in real estate of $1,120,000 related to Sterling Glen of Forest Hills and $1,500,000 related to the Ritz Carlton, a 206 room commercial hotel located in Cleveland, Ohio. The provision represents a write down to the estimated fair value, less cost to sell, of these properties. There was no provision for decline in real estate for the three or nine months ended October 31, 2004.
Depreciation and Amortization
Depreciation and amortization included in continuing operations increased by $6,818,000 and $19,131,000 for the three and nine months ended October 31, 2005, respectively compared to the same periods in the prior year. This increase is primarily the result of acquisitions and new property openings.
Interest Income
Interest income was $5,080,000 for the three months ended October 31, 2005 compared to $28,907,000 for the three months ended October 31, 2004 representing a decrease of $23,827,000. This decrease was primarily the result of the following:
–	Land Development Group
•	Decrease of $21,762,000 related to the recognition of income on Stapleton Land, LLC’s retained interest in a trust holding bonds totaling $145,000,000. As the bonds were successfully removed from the trust, Stapleton Land, LLC recognized $21,762,000 of interest income during the three months ended October 31, 2004. Stapleton Land, LLC is not obligated to pay, nor is it entitled to, any further amounts related to this retained interest (see “Financing Arrangements” section);

•	Decrease of $823,000 related to interest income earned by Stapleton Land II, LLC on the Residual Interest Tax-Exempt Securities Receipts (“RITES”) which were redeemed in July 2005 (see “Financing Arrangements” section); and

•	Decrease of $74,000 related to interest income related to Stapleton Land, LLC’s other financing arrangements.
These decreases were partially offset by the following increases:
–	Land Development Group
•	Increase of $276,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”) (see “Financing Arrangements” section);

•	Increase of $221,000 related to interest income earned by Stapleton Land, LLC on the fee on the Denver Urban Renewal Authority (“DURA”) bonds (see “Financing Arrangements” section); and

•	Increase of $197,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds.
–	Corporate Activities
•	Increase of $456,000 which primarily relates to additional cash investments generated from the issuance of $150,000,000 6.50% senior notes in January 2005.
The balance of the remaining decrease in interest income of $2,318,000 was due to other general investing activities.
Interest income was $18,819,000 for the nine months ended October 31, 2005 compared to $36,843,000 for the nine months ended October 31, 2004 representing a decrease of $18,024,000. This decrease was primarily the result of the following:
–	Land Development Group
•	Decrease of $25,262,000 related to the recognition of income on Stapleton Land, LLC’s retained interest in a trust holding bonds totaling $145,000,000. As the bonds were successfully removed from the trust, Stapleton Land, LLC recognized $25,262,000 of interest income during the nine months ended October 31, 2004. Stapleton Land, LLC is not obligated to pay, nor is it entitled to, any further amounts related to this retained interest;
This decrease was partially offset by the following increases:
–	Land Development Group
•	Increase of $1,847,00 related to interest income earned by Stapleton Land II, LLC on the RITES and the collateral;

•	Increase of $310,000 related to interest income earned by Stapleton Land, II, LLC on the collateral and the 1% fee related an agreement on the $65,000,000 Senior Subordinate Bonds;

•	Increase of $1,330,000 related to interest income earned by Stapleton Land, LLC on the DURA bonds;

•	Increase of $2,338,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 TIF bonds; and

•	Increase of $794,000 related to interest income related to Stapleton Land, LLC’s other financing arrangements.
–	Corporate Activities
•	Increase of $1,335,000 which primarily relates to additional cash investments generated from the issuance of $150,000,000 6.50% senior notes in January 2005.
The balance of the remaining decrease in interest income of $716,000 was due to other general investing activities.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $16,113,000 for the three months ended October 31, 2005 compared to $10,777,000 for the three months ended October 31, 2004, an increase of $5,336,000. This increase is primarily the result of the following:
–	Land Development Group
•	Increase of $6,483,000 related to increased land sales at Central Station, located in Chicago, Illinois.
–	Residential
•	Increase of $2,526,000 related to the gain on disposition of Flower Park Plaza, an apartment community located in Santa Ana, California.

These increases were partially offset by the following decreases:
–	The Nets
•	Decrease of $2,151,000 due to the pre-tax loss related to our equity investment in the Nets over the partial period of the previous year. This decrease substantially relates to the fact that the Nets investment closed on August 16, 2004, with third quarter 2004 results reflecting a shortened period as compared to third quarter of 2005. As this quarter represents the off-season, there was minimal revenue earned during the period.
The balance of the remaining decrease in equity in earnings of unconsolidated entities of approximately $1,522,000 was generally due to fluctuations in the operations of equity method investments.
Equity in earnings of unconsolidated entities was $46,029,000 for the nine months ended October 31, 2005 compared to $60,671,000 for the nine months ended October 31, 2004, a decrease of $14,642,000. This decrease was primarily the result of the following:
–	Commercial
•	Decrease of $31,996,000 related to the gains on disposition of Chapel Hill Mall, a regional mall located in Akron, Ohio, Chapel Hill Suburban, a specialty retail center located in Akron, Ohio, and Manhattan Town Center, a regional mall located in Manhattan, Kansas, that occurred in the second quarter of 2004.
–	The Nets
•	Decrease of $15,367,000 due to the pre-tax loss related to our equity investment in the Nets. Included in the nine months loss for 2005 is approximately $8,662,000 of amortization of certain assets related to the purchase of the team and insurance premiums purchased on policies related to the standard indemnification required by the NBA. The basketball team’s current year cash losses have been funded by draws on the team’s credit facilities.
These decreases were partially offset by the following increases:
–	Land Development Group
•	Increase of $8,705,000 related to increased land sales at Central Station.

•	Increase of $3,480,000 related to increased land sales at Gladden Farms, located in Marana, Arizona.
–	Commercial
•	Increase of $13,145,000 related to the gain on disposition of Showcase, a specialty retail center located in Las Vegas, Nevada.
–	Residential
•	Increase of $5,352,000 related to the gain on disposition of Colony Place, an apartment community located in Fort Myers, Florida.

•	Increase of $2,526,000 related to the gain on disposition of Flower Park Plaza.
The balance of the remaining decrease in equity in earnings of unconsolidated entities of approximately $487,000 was due to fluctuations in the operations of equity method investments.

Income Taxes
Income tax expense for the three months ended October 31, 2005 and 2004 totaled $7,171,000 and $11,737,000, respectively. Income tax expense for the nine months ended October 31, 2005 and 2004 totaled $18,953,000 and $36,854,000, respectively. This decrease is primarily attributable to a State of Ohio tax law change enacted on June 30, 2005 that replaced the Ohio income-based franchise tax and the Ohio personal property tax with a commercial activity tax. As a result of the State of Ohio tax law change there was a decrease in the Company’s effective state tax rate. The impact of the tax rate change of approximately $10,000,000 is reflected as a deferred tax benefit in the Consolidated Statements of Earnings in the nine months ended October 31, 2005 and as a reduction of the cumulative deferred tax liability. At January 31, 2005, we had a net operating loss carryforward for tax purposes of $90,307,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2025, general business credit carryovers of $9,049,000 that will expire in the years ending January 31, 2006 through 2025 and an alternative minimum tax (“AMT”) carryforward of $30,325,000 that is available until used to reduce Federal tax to the AMT amount. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
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
The following table lists the formerly consolidated rental properties included in discontinued operations:

			Quarter/	Three Months	Nine Months	Three Months	Nine Months
		Square Feet/	Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	10/31/2005	10/31/2005	10/31/2004	10/31/2004

Commercial Group:
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	—	—	Yes	Yes
Pavilion	San Jose, California	250,000 square feet	Q-3 2004	—	—	Yes	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	—	—	—	Yes

Residential Group:
Cherrywood Village	Denver, Colorado	360 units	Q-3 2005	Yes	Yes	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q-3 2005	Yes	Yes	Yes	Yes
Arboretum Place	Newport News, Virginia	184 units	Q-4 2004	—	—	Yes	Yes
Bridgewater	Hampton, Virginia	216 units	Q-4 2004	—	—	Yes	Yes
Colony Woods	Bellevue, Washington	396 units	Q-4 2004	—	—	Yes	Yes
Silver Hill	Newport News, Virginia	153 units	Q-4 2004	—	—	Yes	Yes
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q-4 2004	—	—	Yes	Yes
Regency Towers	Jackson, New Jersey	372 units	Q-3 2004	—	—	Yes	Yes
Woodlake	Silver Spring, Maryland	534 units	Q-1 2004	—	—	—	Yes
In addition, our Lumber Group strategic business unit was included in discontinued operations for the three and nine months ended October 31, 2004. Lumber Group is a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the construction industry and to home remodelers.
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

The following table presents operating results related to discontinued operations for the three and nine months ended October 31, 2005 and 2004. There were no operations for Lumber Group during fiscal 2005.

	Three Months Ended October 31,
	2005	2004
		Lumber	Rental
	Rental Properties	Group	Properties	Total
	(in thousands)		(in thousands)
Revenues	$165	$33,574	$5,651	$39,225

Expenses
Operating expenses	274	29,551	2,915	32,466
Interest expense	54	1,169	1,718	2,887
Amortization of mortgage procurement costs	—	—	44	44
Loss on early extinguishment of debt	1,111	—	197	197
Depreciation and amortization	—	394	1,191	1,585

	1,439	31,114	6,065	37,179

Interest income	100	1	72	73

Gain on disposition of rental properties	9,476	—	31,625	31,625

Earnings before income taxes	8,302	2,461	31,283	33,744

Income tax expense (benefit)
Current	(461)	2,289	(324)	1,965
Deferred	3,669	(1,237)	12,563	11,326

	3,208	1,052	12,239	13,291

Earnings before minority interest	5,094	1,409	19,044	20,453

Minority interest	—	—	294	294

Net earnings from discontinued operations	$5,094	$1,409	$18,750	$20,159

	Nine Months Ended October 31,
	2005	2004
		Lumber	Rental
	Rental Properties	Group	Properties	Total
	(in thousands)		(in thousands)
Revenues	$3,209	$107,954	$22,162	$130,116

Expenses
Operating expenses	1,682	93,346	9,975	103,321
Interest expense	1,125	3,491	6,865	10,356
Amortization of mortgage procurement costs	15	—	215	215
Loss on early extinguishment of debt	1,111	—	435	435
Depreciation and amortization	863	1,272	4,523	5,795

	4,796	98,109	22,013	120,122

Interest income	100	14	135	149

Gain (loss) on disposition of rental properties and division	9,476	(1,093)	52,931	51,838

Earnings before income taxes	7,989	8,766	53,215	61,981

Income tax expense (benefit)
Current	(498)	3,691	116	3,807
Deferred	3,585	(28)	20,382	20,354

	3,087	3,663	20,498	24,161

Earnings before minority interest	4,902	5,103	32,717	37,820

Minority interest	—	—	1,216	1,216

Net earnings from discontinued operations	$4,902	$5,103	$31,501	$36,604

Gain on Disposition of Rental Properties and Division
The following table summarizes the gain (loss) on disposition of properties and division for the three and nine months ended October 31, 2005 and 2004.

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2005	2004	2005	2004
		(in thousands)		(in thousands)
Discontinued Operations:
Cherrywood Village (Apartments)	Denver, Colorado	$4,397	$—	$4,397	$—
Ranchstone (Apartments)	Denver, Colorado	5,079	—	5,079	—
Regency Towers (Apartments)	Jackson, New Jersey	—	25,390	—	25,390
Woodlake (Apartments)	Silver Spring, Maryland	—	—	—	19,499
Pavilion (Office Building)	San Jose, California	—	3,806	—	3,806
Flatbush Avenue (Specialty Retail Center)	Brooklyn, New York	—	2,063	—	2,063
Hunting Park (Specialty Retail Center)	Philadelphia, Pennsylvania	—	369	—	2,176
Babin Building Centers, Inc. (Division of Lumber Group)	Cleveland, Ohio	—	—	—	(1,093)
Other		—	(3)	—	(3)

Total		$9,476	$31,625	$9,476	$51,838

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of gains on equity method investments disposed of during the three and nine months ended October 31, 2005 and 2004, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings.

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2005	2004	2005	2004
		(in thousands)		(in thousands)
Flower Park Plaza (Apartments)	Santa Ana, California	$2,526	$—	$2,526	$—
Showcase (Specialty Retail Center)	Las Vegas, Nevada	—	—	13,145	—
Colony Place (Apartments)	Fort Myers, Florida	—	—	5,352	—
Chapel Hill Mall (Regional Mall)	Akron, Ohio	—	—	—	27,943
Chapel Hill Suburban (Specialty Retail Center)	Akron, Ohio	—	—	—	915
Manhattan Town Center Mall (Regional Mall)	Manhattan, Kansas	—	—	—	3,138

Total		$2,526	$—	$21,023	$31,996

Cumulative Effect of Change in Accounting Principle
For the nine months ended October 31, 2004, we recorded a charge for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings of $18,628,000 ($11,261,000 net of tax). This charge consisted primarily of accumulated depreciation and amortization expense, net of minority interest, of the newly-consolidated variable interest entities (“VIEs”) which were previously accounted for on the cost method. See the Variable Interest Entities section of the MD&A for further information.
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

FINANCIAL CONDITION AND LIQUIDITY
We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Our principal sources of funds are cash provided by operations, the bank revolving credit facility, refinancings of nonrecourse mortgage debt, dispositions of mature properties and proceeds from the issuance of senior notes. Our principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for our existing portfolio, payments on nonrecourse mortgage debt on real estate, payments on the bank revolving credit facility and retirement of senior notes previously issued. The discussion below under Senior and Subordinated Debt and Bank Revolving Credit Facility outline recent events that have significantly enhanced our liquidity and financial flexibility which will be important in our efforts to continue to develop and acquire quality real estate assets.
Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules which substantially modify the registration, communications and offering procedures under the Securities Act of 1933. These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we anticipate that we will be classified as a WKSI should we decide to file a new shelf registration. In the meantime, we may still issue securities under our existing shelf registration statement described below.
Bank Revolving Credit Facility
On April 7, 2005, we amended our bank revolving credit facility. The amendment to the credit facility extends the maturity by one year to March 2008, lowers the borrowing rate to 1.95% over London Interbank Offered Rate (“LIBOR”), eliminates the higher rate tier on the last $50,000,000 of borrowings and contains an accordion provision that allows us to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the next 24 months. The amendment also lowers our unused commitment fee from 37.5 basis points on any unused portion fee to 25 basis points if the revolver usage is less than 50% and 15 basis points if the revolver usage is greater than 50%. The amendment also increases the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 ($47,071,012 in letters of credit and $-0- in surety bonds outstanding at October 31, 2005) and adds a swing line availability of $40,000,000 for up to three business days.
The amended credit facility provides, among other things, for 1) at our election, interest rates of 1.95% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flows (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases. The outstanding balance of the revolving credit facility was $100,000,000 and $-0-, respectively, at October 31, 2005 and January 31, 2005.
Senior and Subordinated Debt
Senior Notes
Along with our wholly-owned subsidiaries Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the Securities Exchange Commission (“SEC”) on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at October 31, 2005.
On January 25, 2005, we issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under our shelf registration statement. The proceeds from this offering (net of approximately $4,300,000 of offering costs) were used to repay the outstanding balance under our bank revolving credit facility (see above) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by us, at any time on or after February 1, 2010 at a redemption price of 103.25% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if we complete one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering under our shelf registration statement. The proceeds from this offering (net of $3,808,000 of offering costs) were used to repay the outstanding term loan balance of $56,250,000 under the previous credit facility and for general working capital purposes. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.

On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under our shelf registration statement. The proceeds from this offering (net of $8,151,000 of offering costs) were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%, or $208,500,000. The remaining proceeds were used to repay the balance outstanding under our previous credit facility and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us, at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in years thereafter. However, if we complete one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes.
Our senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of our subsidiaries to the extent of the value of the collateral securing such other debt, including our bank revolving credit facility. The indenture governing our senior notes contains covenants providing, among other things, limitations on incurring additional debt and payment of dividends.
Subordinated Debt
In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. We evaluated the transfer pursuant to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, we are the primary beneficiary of this VIE (see “Variable Interest Entities”) and the book value (which approximates amortized costs) of the bonds was recorded as a secured borrowing with a liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheets. We do not participate in and therefore do not report any net cash flows related to this borrowing.
In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. We have entered into a total rate of return swap (“TRS”) for the benefit of these bonds where we receive a rate of 8.25% and pay Bond Market Association (“BMA”) plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
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
In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by DURA, and the $70,000,000 revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust through a third party purchase. Upon removal of the $70,000,000 revenue bonds from the Trust, the third party deposited the bonds into a special purpose entity (the “Entity”). As the TIF and revenue bonds were successfully removed from the Trust, Stapleton Land, LLC recognized $21,762,000 ($11,840,000 net of tax and minority interest) and $25,262,000 ($13,745,000 net of tax and minority interest) of interest income during the three and nine months ended October 31, 2004, respectively, upon receipt of the Retained Interest. Of this amount, the fair value of $22,870,000 ($12,445,000 net of tax and minority interest) was recognized in OCI in previous fiscal years and deferred until August 2004 under the cost recovery method of revenue recognition. The remaining amount of $2,392,000 ($1,300,000 net of tax and minority interest) was earned and recognized during the nine months ended October 31, 2004. Stapleton Land, LLC is not obligated to pay, nor is it entitled to, any further amounts related to this Retained Interest.
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”) which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of ours acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. We have consolidated the secured borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. The revenue bonds were reported as other assets and the collateral of $-0- and $12,094,000 was reported as restricted cash in the Consolidated Balance Sheets at October 31, 2005 and January 31, 2005, respectively. As the P-FLOATs were terminated in July 2005, there was no interest income or interest expense related to this secured borrowing for the three months ended October 31, 2005. For the nine months ended October 31, 2005, we recorded approximately $2,670,000 of interest income and $1,162,000 of interest expense related to this secured borrowing in the Consolidated Statement of Earnings. Of the interest income amounts recorded for the nine months ended October 31, 2005, approximately $2,588,000 is interest income on the RITES and $82,000 is interest income on the collateral. For the three and nine months ended October 31, 2004, we recorded approximately $823,000 of interest income and $310,000 of interest expense related to this secured borrowing in the Consolidated Statement of Earnings.
On July 13, 2005, the District issued $63,000,000 Senior Limited Property Tax Supported Revenue Refunding Bonds (“Senior Limited Bonds”), Series 2005 and $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005 (collectively, the “2005 Bonds”). Proceeds from the issuance of the 2005 Bonds were used to redeem the $70,000,000 revenue bonds held by the Entity, which were then removed from the Company’s Consolidated Balance Sheets. The Entity, in turn, redeemed the outstanding P-FLOATs. As holder of the RITES, Stapleton Land II, LLC was entitled to the remaining capital balances of the Entity after payment of P-FLOAT interest and other program fees. The District used additional proceeds of $30,271,000 to repay Developer Advances and accrued interest to Stapleton Land, LLC. Stapleton Land II, LLC was refunded $12,060,000 of collateral provided as credit enhancement under this secured borrowing.
On July 13, 2005, Stapleton Land II, LLC, entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above and in exchange for providing certain enhancement. In connection with this transaction Stapleton Land, LLC provided collateral of approximately $10,000,000, which is recorded as restricted cash in the Consolidated Balance Sheets. For the three and nine months ended October 31, 2005, we recorded approximately $276,000 and $310,000, respectively, of interest income related to this arrangement in the Consolidated Statement of Earnings. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of the Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At October 31, 2005, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.

On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006 the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinate Bonds converts to an 8.5% fixed rate and mature in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a forward delivery placement agreement whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. As of October 31, 2005 no draws have been made by the District.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. For the three and nine months ended October 31, 2005 we reported interest income of approximately $454,000 and $1,958,000, respectively, related to the Fee in the Consolidated Statement of Earnings. For the three and nine months ended October 31, 2004, we reported approximately $233,000 and $628,000, respectively, related to the Fee in the Consolidated Statement of Earnings. The fair value of approximately $2,772,000 at October 31, 2005 and $813,000 at January 31, 2005 is recorded in other assets in the Consolidated Balance Sheets.
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
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due no later than August 2007. The remaining balance is due no later than May 2009.
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
We use taxable and tax-exempt nonrecourse debt for our real estate projects. For those real estate projects financed with taxable debt, we generally seek long-term fixed rate financing for those real estate project loans which mature within the next 12 months as well as those real estate projects which are projected to open and achieve stabilized operations during that same time frame. For real estate projects financed with tax-exempt debt, we generally utilize variable rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years.

We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2005 and 2006. During the nine months ended October 31, 2005, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$512,360
Development projects (commitment)/acquisitions	321,120
Loan extensions/additional fundings	89,122

$922,602

Interest Rate Exposure
At October 31, 2005, the composition of nonrecourse mortgage debt was as follows:

		Weighted
		Average
		Interest
	Amount	Rate
	(dollars in thousands)
Fixed	$3,343,876	6.48%
Variable (1)
Taxable	753,614	6.17
Tax-Exempt	846,485	4.00
UDAG	103,592	1.69

	$5,047,567	5.92%

(1)	Taxable variable-rate debt of $753,614 and tax-exempt variable rate debt of $846,485 as of October 31, 2005 is protected with swaps and caps described below.
On October 31, 2005, the composition of nonrecourse mortgage debt (included in the figures above) related to projects under development and land held for development or sale is as follows:

Amount
(in thousands)
Variable
Taxable	$167,039
Tax-Exempt	345,840
Fixed	2,335

Total	$515,214

Commitment from lenders	$615,102

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps (1)
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
		(dollars in thousands)
11/01/05—02/01/06 (2)	$727,054	5.18%	$451,461	3.74%
02/01/06—02/01/07	776,883	5.42	627,289	3.83
02/01/07—02/01/08	653,129	5.45	126,001	4.25
02/01/08—02/01/09	73,500	5.00	123,057	4.25

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.

(2)	These LIBOR-based hedges as of November 1, 2005 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2006.

Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps		Swaps
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
		(dollars in thousands)
11/01/05—02/01/07	$327,525	5.91%	$35,000	3.95%
02/01/07—02/01/08	175,025	5.71	—	—
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.02% and has never exceeded 7.90%.
Including properties accounted for under the equity method, a 100 basis point increase in taxable interest rates would increase the annual pre-tax interest cost for the next 12 months of our taxable variable-rate debt by approximately $2,671,000 at October 31, 2005. This increase is net of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2005 and contemplates the effects of interest rate floors on $131,875,000 of LIBOR or prime-based debt. A portion of our taxable variable-rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,272,000 at October 31, 2005.
From time to time, certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed-rate to a variable-rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed-rate, the TRS require that the Joint Ventures pay a variable-rate, generally equivalent to the BMA rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or the Company. At October 31, 2005, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $448,530,000. The fair value of such TRS is immaterial at October 31, 2005 and 2004. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
Cash Flows
Operating Activities
Net cash provided by operating activities was $247,578,000 for the nine months ended October 31, 2005 and $272,764,000 for the nine months ended October 31, 2004. This decrease in net cash provided by operating activities of $25,186,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$106,109
Decrease in interest received	(18,385)
Decrease in cash distributions from unconsolidated entities	(36,790)
Decrease in proceeds from land sales – Land Development Group	(1,289)
Increase in proceeds from land sales – Commercial Group	43,442
Increase in land development expenditures	(35,854)
Increase in operating expenditures	(24,022)
Increase in interest paid	(30,183)
Lumber Group cash provided in 2004	(28,214)

Net decrease in cash provided by operating activities	$(25,186)

Investing Activities
Net cash used in investing activities totaled $736,123,000 and $676,963,000 for the nine months ended October 31, 2005 and 2004, respectively. The net cash used in investing activities consists of the following:

	Nine months ended
	October 31,
	2005	2004
	(in thousands)
Capital expenditures*	$(771,210)	$(635,552)

Change in escrows to be used for capital expenditures and other investing activities:
The Nets, a National Basketball Association franchise	—	20,000
Simi Valley Town Center, a retail center in Simi Valley, California	(12,587)	—
Atlantic Yards, a commercial development project in Brooklyn, New York	(12,193)	(4,607)
Beekman, a development project in Manhattan, New York	—	(3,950)
Sale proceeds released from (placed in) escrow for future acquisitions:
Pavilion, an office building in San Jose, California	16,114	(16,047)
Colony Woods, an apartment complex in Bellevue, Washington	12,790	—
Cherrywood Village and Ranchstone, apartment complexes in Denver, Colorado	(30,455)	—
Flatbush Avenue, a specialty retail center in Brooklyn, New York	—	(10,082)
Regency Towers, an apartment complex in Jackson, New Jersey	—	(15,977)
Vineyards and Laurels, apartment complexes in Broadview Heights, Ohio and Justice, Illinois, respectively	—	9,024
Other	(2,042)	—

Subtotal	(28,373)	(21,639)

Net proceeds from disposition of rental properties and other investments :
Cherrywood Village and Ranchstone, apartment complexes in Denver, Colorado	30,698	—
Pavilion, an office building in San Jose, California	—	36,500
Babin Building Centers, Inc.	—	1,448
Woodlake, an apartment building community in Silver Spring, Maryland	—	17,497
Regency Towers, an apartment complex in Jackson, New Jersey	—	15,977
Flatbush Avenue, a specialty retail center in Brooklyn, New York	—	12,122
Other	187	—

Subtotal	30,885	83,544

Change in investments in and advances to affiliates – (Investment in) or return of investment:
Dispositions:
Showcase in Las Vegas, Nevada	13,623	—
Flower Park Plaza, an unconsolidated apartment complex in Santa Ana, California	7,337	—
Colony Place, an unconsolidated apartment community, in Fort Myers, Florida	6,747	—
Land Development:
Unconsolidated land development project in Covington, New Mexico	(2,353)	(359)
SweetwaterRanch, an unconsolidated land development project in Austin, Texas	(32)	(11,369)
FL Tampa West, an unconsolidated land development project in Tampa, Florida	(2,362)	—
Granite, a land development project	1,026	266
Gladden Farms, an unconsolidated land development project in Marana, Arizona	(2,050)	900
Residential Projects:
3800 Wilshire Condominiums, an unconsolidated condominium development project in Los Angeles, California	(3,401)	—
1100 Wilshire Condominiums, an unconsolidated condominium development project in Los Angeles, California	1,255	(7,454)
Pine Ridge, an unconsolidated residential project in Willoughby, Ohio	(1,170)	—
Metropolitan Lofts, an unconsolidated apartment complex in Los Angeles, California	(2,526)	—
Clarkwood Apartments, an unconsolidated apartment complex in Warrensville Heights, Ohio	3,790	15
Granada Gardens, an unconsolidated apartment complex in Warrensville Heights, Ohio	2,410	(3)
On behalf of partner in residential supported-living development projects	387	(11,861)
New York City Projects:
Sports arena complex and related development projects in Brooklyn, New York	(351)	(10,973)
Unconsolidated land component associated with Ridge Hill, a commercial mixed-use project in Yonkers, New York	(8,930)	—
New York Times, an unconsolidated commercial development project in New York, New York	(843)	9,751
East River Plaza, an unconsolidated commercial development project in Manhattan, New York	(53)	(17,664)
Acquisition of the Nets, a National Basketball Association Franchise	—	(50,250)
Investment related activities in the Nets segment	1,018	(2,995)
San Francisco Centre, an unconsolidated commercial development project in San Francisco, California	1,305	(14,588)
Golden Gate, an unconsolidated commercial development project in Mayfield Heights, Ohio	5,525	(59)
Other net returns of investment of equity method investments and other advances to affiliates	12,223	13,327

Subtotal	32,575	(103,316)

Net cash used in investing activities	$(736,123)	$(676,963)

*Capital expenditures were financed as follows:
Approximate new nonrecourse mortgage indebtedness	$421,000	$351,000
Net proceeds from issuance of senior notes less repayment of term loan	—	39,942
Portion of borrowings under the bank revolving credit facility	100,000	115,000
Proceeds from disposition of rental properties including release of investing escrows (see above)	29,091	50,462
Portion of cash provided by operating activities	221,119	79,148

Total Capital Expenditures	$771,210	$635,552

Financing Activities
Net cash provided by financing activities totaled $329,884,000 and $367,392,000 for the nine months ended October 31, 2005 and 2004, respectively. Net cash provided by financing activities reflected the following:

	Nine months ended
	October 31,
	2005	2004
	(in thousands)
Proceeds from issuance of senior notes	$—	$100,000
Payment of senior notes issuance costs	—	(3,808)
Borrowings on bank revolving credit facility	100,000	115,000
Repayment of term loan	—	(56,250)
Proceeds from nonrecourse mortgage debt	808,678	684,521
Principal payments on nonrecourse mortgage debt	(446,933)	(345,375)
Net decrease in notes payable	(19,520)	(1,530)
Decrease (increase) in restricted cash for financing purposes:
University of Pennsylvania, an office building in Philadelphia, Pennsylvania	7,678	(23,276)
1255 S. Michigan (Central Station Apartments), a residential development project in Chicago, Illinois	41,610	(79,698)
100 Landsdowne, a residential development project in Cambridge, Massachusetts	27,152	—
Sterling Glen of Lynbrook, a supported living community in Lynbrook, New York	9,650	—
Sterling Glen of Roslyn, a supported living community in Roslyn, New York	12,487	—
Victoria Gardens, a regional shopping center in Rancho Cucamonga, California	2,290	(10,386)
Uptown Apartments, a residential development project in Oakland, California ($160,000 which was funded by mortgage proceeds included above)	(169,200)	—
Other	(632)	(4,761)
Increase in book overdrafts, representing checks issued but not yet paid	30,695	12,894
Payment of deferred financing costs	(66,111)	(10,368)
Proceeds from the exercise of stock options	5,599	3,571
Payment of dividends	(16,147)	(14,005)
Purchase of treasury stock	(1,945)	—
Increase in minority interest	4,533	19,649
Change in Lumber Group – assets held for sale	—	(18,786)

Net cash provided by financing activities	$329,884	$367,392

STOCK SPLIT
On June 21, 2005 the Board of Directors declared a two-for-one stock split of our outstanding Class A and Class B common stock effective July 11, 2005 to shareholders of record on June 27, 2005. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity by transferring the par value of the additional shares issued from the additional paid-in-capital account to the common stock accounts. All share and per share data included in this quarterly report have been restated to reflect the stock split.
LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal council believe that these claims and lawsuits will not have a material adverse effect on our financial statements.

DIVIDENDS
We pay quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.05 per share (post-split) on both Class A and Class B common stock was declared on March 24, 2005 and was paid on June 15, 2005 to shareholders of record at the close of business on June 1, 2005. The second quarterly dividend of $.06 per share (post-split) (representing a 20% increase over the first quarter’s dividend) on both Class A and Class B common stock was declared on June 21, 2005 and was paid on September 15, 2005, to shareholders of record at the close of business on September 1, 2005. The third quarterly dividend of $.06 per share (post-split) on both Class A and Class B common stock was declared on September 29, 2005 and will be paid on December 15, 2005 to shareholders of record at the close of business on December 1, 2005.
NEW ACCOUNTING STANDARDS
In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP No. 13-1”). FSP No. 13-1 requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”). We generally own rather than lease land upon which new real estate projects are constructed. When we lease the land under a real estate project under construction, it is our policy to capitalize rental costs associated with ground leases incurred during construction periods under FAS No. 67. FAS No. 13-1 is effective for the first reporting period beginning after December 15, 2005. We do not expect this statement to have any impact on our consolidated financial statements.
In June 2005, the Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB. This Issue addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when the investor becomes the sole general partner and should be reassessed if there is a change in terms or the exercise of the rights of the limited partners, the sole general partner increases or decreases its ownership, or there is an increase or decrease in the number of outstanding limited partner interests. For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. For all new and modified agreements, the consensus was effective on June 29, 2005 and did not have a material impact on our consolidated financial statements. We have adopted EITF 04-5 for all new and modified agreements and plan to adopt the consensus for all existing agreements effective February 1, 2006 and are currently assessing the impact of the adoption.
In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We plan to adopt SFAS No. 154 February 1, 2006. We do not expect this statement to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Staff Position FIN 46 (R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46 (R), Consolidations of Variable Interest Entities” (“FSP No. 46(R)-5”) to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair market value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). FSP No. 46(R)-5 is effective for the first reporting period beginning after March 3, 2005. We do not expect this statement to have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (R) “Share-Based Payment” (“SFAS No. 123 (R)”). This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123 (R) requires the measurement of the cost of employee services to be rendered in exchange for an award of equity instruments be calculated based on the fair value of the award on the date of grant, as defined. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC adopted a rule which amended the compliance dates for SFAS No. 123 (R) such that public companies will now be required to start expensing options by their first fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123 (R) effective February 1, 2006 and are currently assessing the impact of the adoption.
VARIABLE INTEREST ENTITIES
As of October 31, 2005 we determined that we are the primary beneficiary of 31 VIEs representing 19 properties (20 VIEs representing 9 properties in Residential Group, 10 VIEs representing 9 properties in Commercial Group, and 1 VIE/property in Land Development Group). As of October 31, 2005 we held variable interests in 41 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs of approximately $83,296,000 at October 31, 2005, which is included as investments in and advances to affiliates. In addition, we have various VIEs that were consolidated prior to the implementation of FIN No. 46 (R) that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living communities and land development.
Upon implementation of FIN No. 46 (R) on February 1, 2004, we recorded a charge of $18,628,000 ($11,261,000 net of tax) for the nine months ended October 31, 2004 for the cumulative effect of change in accounting principle which resulted in a reduction of net earnings. This charge consisted primarily of our share of accumulated depreciation and amortization expense of the newly-consolidated VIEs which were previously accounted for on the cost method.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of the 31 VIEs consolidated due to the implementation of FIN No. 46 (R) for which we are the primary beneficiary are as follows as of October 31, 2005 (in thousands):

Total Assets	$969,000
Nonrecourse Mortgage Debt	$857,000
Total Liabilities (including nonrecourse mortgage debt)	$926,000
Minority Interest	$43,000
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds secured borrowings of $29,000,000 (Senior and Subordinated Debt) as of October 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is interest rate risk. At October 31, 2005, our outstanding variable rate debt portfolio consisted of $853,614,000 (which includes $100,000,000 related to the bank revolving credit facility) of taxable and $866,885,000 (which includes $20,400,000 of subordinated debt) of tax-exempt variable-rate debt. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows.
Taxable (Priced off of LIBOR Index)

	Caps		Swaps (1)
		Average		Average
	Amount	Base Rate	Amount	Base Rate
		(dollars in thousands)
Period Covered
11/01/05—02/01/06 (2)	$727,054	5.18%	$451,461	3.74%
02/01/06—02/01/07	776,883	5.42	627,289	3.83
02/01/07—02/01/08	653,129	5.45	126,001	4.25
02/01/08—02/01/09	73,500	5.00	123,057	4.25

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.

(2)	These LIBOR-based hedges as of November 1, 2005 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2006.
Tax-Exempt (Priced off of BMA Index)

	Caps		Swaps
		Average		Average
	Amount	Base Rate	Amount	Base Rate
		(dollars in thousands)
Period Covered
11/01/05—02/01/07	$327,525	5.91%	$35,000	3.95%
02/01/07—02/01/08	175,025	5.71	—	—
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.02% and has never exceeded 7.90%.
We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at October 31, 2005 was $4,026,468,000 compared to an estimated fair value of $4,034,058,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,282,336,000 at October 31, 2005.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At October 31, and January 31, 2005 interest rate caps were reported at their fair value of approximately $7,967,000 and $1,405,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements which had a net positive fair value at October 31, 2005 are recorded as an unrealized gain of $6,493,000 and are included in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements which had a net negative fair value at January 31, 2005 are recorded as an unrealized loss of $1,394,000 and is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
October 31, 2005

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
							Outstanding	Value
Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	10/31/05	10/31/05
				(dollars in thousands)
Fixed:
Fixed-rate debt	$17,962	$325,144	$156,883	$182,698	$253,020	$2,408,169	$3,343,876	$3,385,616
Weighted average interest rate	6.92%	6.81%	6.85%	7.19%	7.07%	6.29%	6.48%

UDAG	10,695	8,361	728	726	724	82,358	103,592	66,942
Weighted average interest rate	3.98%	0.21%	2.56%	2.50%	2.44%	1.53%	1.69%

Senior & subordinated debt (1)	—	—	—	—	—	579,000	579,000	581,500
Weighted average interest rate	—	—	—	—	—	7.30%	7.30%

Total Fixed-Rate Debt	28,657	333,505	157,611	183,424	253,744	3,069,527	4,026,468	4,034,058

Variable:
Variable-rate debt	123,648	347,163	175,439	41,018	2,097	64,249	753,614	753,614
Weighted average interest rate	6.28%	6.46%	5.79%	6.15%	5.41%	5.48%	6.17%

Tax-exempt	20,261	94,773	127,670	16,000	—	587,781	846,485	846,485
Weighted average interest rate	3.59%	3.88%	4.18%	4.25%	—	3.98%	4.00%

Bank revolving credit facility (1)	—	—	—	100,000	—	—	100,000	100,000
Weighted average interest rate	—	—	—	6.31%	—	—	6.31%

Subordinated debt (1)	—	—	20,400	—	—	—	20,400	20,400
Weighted average interest rate	—	—	3.85%	—	—	—	3.85%

Total Variable-Rate Debt	143,909	441,936	323,509	157,018	2,097	652,030	1,720,499	1,720,499

Total Long Term Debt	$172,566	$775,441	$481,120	$340,442	$255,841	$3,721,557	$5,746,967	$5,754,557

Weighted average interest rate	5.89%	6.22%	5.70%	6.80%	7.04%	5.96%	6.06%

(1)	Represents recourse debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2005

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
							Outstanding	Value
Long-Term Debt	2006	2007	2008	2009	2010	Thereafter	1/31/05	1/31/05
				(dollars in thousands)
Fixed:
Fixed-rate debt	$142,486	$485,747	$160,957	$217,394	$252,615	$2,040,246	$3,299,445	$3,411,543
Weighted average interest rate	7.08%	6.66%	6.82%	7.19%	7.10%	6.44%	6.62%

UDAG	28,860	8,169	589	581	573	65,237	104,009	66,001
Weighted average interest rate	1.46%	0.09%	2.16%	2.06%	1.96%	1.74%	1.54%

Senior & subordinated debt (1)	—	—	—	—	—	599,400	599,400	623,653
Weighted average interest rate						7.34%	7.34%

Total Fixed-Rate Debt	171,346	493,916	161,546	217,975	253,188	2,704,883	4,002,854	4,101,197

Variable:
Variable-rate debt	164,584	273,931	99,136	36,391	2,097	64,248	640,387	640,387
Weighted average interest rate	4.80%	5.48%	4.57%	4.70%	5.35%	5.59%	5.13%

Tax-exempt	182,055	51,000	127,670	16,000	—	366,625	743,350	743,350
Weighted average interest rate	3.17%	2.37%	3.33%	3.39%	—	2.87%	3.00%

Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate

Total Variable-Rate Debt	346,639	324,931	226,806	52,391	2,097	430,873	1,383,737	1,383,737

Total Long Term Debt	$517,985	$818,847	$388,352	$270,366	$255,285	$3,135,756	$5,386,591	$5,484,934

Weighted average interest rate	4.67%	5.93%	5.09%	6.62%	7.08%	6.08%	5.92%

(1)	Represents recourse debt.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel are of the opinion that these claims and lawsuits will not have a material adverse effect on the Company’s financial statements.

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1- 4372).

4.4	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.5	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner- Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.16	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.17	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.18	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.19	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.20	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.22	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended October 31, 2004 (File No. 1-4372).

+10.24	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.25	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.27	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.28	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.29	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended October 31, 2001 (File No. 1-4372).

+10.30	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended October 31, 2001 (File No. 1-4372).

10.31	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.32	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.33	-	First Amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

10.34	-	First Amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

+10.35	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.36	-	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.37	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.38	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

10.39	-	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

10.40	-	Second Amendment to Guaranty of Payment of Debt, dated as of April 7, 2005, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2005 (File No. 1-4372).

+10.41	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.42	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.43	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.44	-	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

+10.45	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.46	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.47	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.48	-	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date: December 8, 2005	/s/ THOMAS G. SMITH

Thomas G. Smith
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: December 8, 2005	/s/ LINDA M. KANE

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