Form 10-K
period 2006-01-31
FOREST CITY ENTERPRISES INC
filed 2006-03-29
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

For the fiscal year ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT Of 1934

For the transition period from to
Commission file number 1-4372
FOREST CITY ENTERPRISES, INC.
________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Ohio	34-0863886

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Terminal Tower 50 Public Square Suite 1100 Cleveland, Ohio	44113

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	216-621-6060
________________________________________________________________________________

     Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Class A Common Stock ($.33 1/3 par value)	New York Stock Exchange
Class B Common Stock ($.33 1/3 par value)	New York Stock Exchange
$100,000,000 Aggregate Principal Amount of 7.375% Senior Notes Due 2034	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☒          NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐          NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒          NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐          NO ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,430,354,868.
The number of shares of registrant’s common stock outstanding on March 23, 2006 was 75,831,825 and 26,007,870 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2006 are incorporated by reference into Part III to the extent described herein.

Forest City Enterprises, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended January 31, 2006

 PART I

PART I
Item 1. Business
Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) is principally engaged in the ownership, development, management and acquisition of commercial and residential real estate properties in 25 states and the District of Columbia. At January 31, 2006, the Company had approximately $8.0 billion in consolidated assets, of which approximately $7.1 billion was invested in real estate, at cost. The Company’s core markets include New York City/ Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./ Baltimore metropolitan area, Chicago and California. The Company has offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s headquarters are in Cleveland, Ohio. The Company’s portfolio of real estate assets is diversified both geographically and among property types.
The Company operates through three primary strategic business units:

•	Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects.

•	Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments, adaptive re-use developments and supported-living communities. It also develops for-sale condominium projects and owns, develops and manages military family housing.

•	Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.
The Company has centralized the capital management, financial reporting and certain administrative functions of its business units. In most other respects, the strategic business units operate autonomously, with the Commercial Group and Residential Group each having its own development, acquisition, leasing, property and financial management functions. The Company believes this structure enables its employees to focus their expertise and to exercise the independent leadership, creativity and entrepreneurial skills appropriate for their particular business segment.
Segments of Business
The Company currently has five segments: Commercial Group, Residential Group, Land Development Group and the New Jersey Nets (the “Nets”), in addition to Corporate Activities. Financial information about industry segments required by this item is included in Item 8. Financial Statements and Supplementary Data, pages 107-109, Note L - Segment Information.
Commercial Group
The Company has developed retail projects for more than 50 years and office and mixed-use projects for more than 30 years. The Commercial Group owns a diverse portfolio in both urban and suburban locations in 14 states and the District of Columbia. The Commercial Group targets densely populated markets where it uses its expertise to develop complex projects, often employing public or private partnerships. As of January 31, 2006, the Commercial Group owned interests in 83 completed projects, including 42 retail properties (approximately 11.3 million gross leasable square feet), 34 office properties (approximately 9.5 million gross leasable square feet) and 7 hotels (2,496 rooms). The Commercial Group includes the New York City office operations through the Company’s consolidated partnership with Forest City Ratner Companies.
The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail centers, entertainment-based centers, community centers and power centers (collectively, “specialty retail centers”). As of January 31, 2006, the Commercial Group’s retail portfolio consisted of 16 regional malls (3 under construction) with gross leasable area (“GLA”) of 6.9 million square feet and 29 specialty retail centers with a total GLA of 6.0 million square feet.
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
In its office development activities, the Company is primarily a build-to-suit developer that works with tenants to meet their requirements. The Company’s office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and/or retail centers or as part of a major office or life science campus. As a result of this focus on new urban developments, the Company plans to concentrate future office and mixed-use developments largely in the New York City, Boston, Chicago, Washington, D.C., and Denver metropolitan areas.
Residential Group
The Company’s Residential Group owns, develops, acquires, leases and manages residential rental property in 19 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in Northeast Ohio and gradually expanding nationally. Its residential portfolio includes middle-market apartments, upscale urban properties and adaptive re-use developments. The Company also owns a select number of supported-living facilities located primarily in the New York City metropolitan area. Additionally, the Residential Group develops for-sale condominium projects and also owns, develops and manages military family housing.
At January 31, 2006, the Residential Group’s operating portfolio consisted of 33,064 units in 115 properties in which Forest City has an ownership interest. In addition, the Company owns a residual interest in and manages 10 properties containing 1,765 units of syndicated senior citizen subsidized housing.
Land Development Group
The Company has been in the land development business since the 1930’s. The Land Development Group acquires and sells raw land and sells fully-entitled developed lots to residential, commercial and industrial customers. The Land Development Group also owns and develops raw land into master-planned communities, mixed-use projects and other residential developments. As of January 31, 2006, the Company owned more than 7,757 acres of undeveloped land for these commercial and residential development purposes and has an option to purchase 1,800 acres of developable land at the Company’s Stapleton project in Denver, Colorado. The Company has land development projects in 10 states.
Historically, the Land Development Group’s activities focused on land development projects in Northeast Ohio. Over time, the Land Development Group’s activities expanded to larger, more complex projects. The Land Development Group has extended its activities on a national basis, first in Arizona, and more recently in Illinois, North Carolina, Florida, Colorado, Texas, New Mexico and South Carolina. Land development activities at the Company’s Stapleton project in Denver and Central Station project in downtown Chicago are reported in the Land Development Group.
As of the end of fiscal 2005, the Company had purchased 1,135 acres at Stapleton, leaving a balance of 1,800 acres to be acquired for additional development over the course of the next 10 to 15 years. Over and above the developable land to be purchased by the Company, 1,116 acres of Stapleton are reserved for regional parks and open space. Aside from land sales activities, Stapleton currently has over 2,000,000 square feet of retail space in place or under construction, which is included in the Commercial Group segment.
In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds and related costs from such land sales are included in the revenues and expenses of such groups.
The Nets
On August 16, 2004 the Company purchased an ownership interest in the Nets, a franchise of the National Basketball Association (“NBA”). The Company accounts for its investment on the equity method of accounting. Although the Company has an ownership interest of approximately 21% in the Nets, the Company currently recognized approximately 31% and 38% of the net loss for the years ended January 31, 2006 and 2005, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets.

The purchase of the interest in the Nets is the first step in the Company’s efforts to pursue development projects, which include a new entertainment arena complex and adjacent urban developments combining housing, offices, shops and public open space. The Nets segment is primarily comprised of and reports on the sports operations of the basketball team.
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
There are numerous other developers, managers and owners of commercial and residential real estate that compete with us nationally, regionally and/or locally, some of whom may have greater financial resources. They compete with the Company for management and leasing revenues, land for development, properties for acquisition and disposition, for anchor department stores and tenants for properties. The Company may not be able to successfully compete in these areas.
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
Number of Employees
The Company had 4,279 employees as of January 31, 2006, of which 3,444 were full-time and 835 were part-time.
Available Information
Forest City Enterprises, Inc. is an Ohio corporation and its executive offices are located at Suite 1100, 50 Public Square, Cleveland, Ohio 44113. The Company makes available, free of charge, on its website at www.forestcity.net, its annual, quarterly and current reports, including amendments to such reports, as soon as practicable after the Company electronically files such material with, or furnishes such material to, the SEC. The Company’s SEC filings can also be obtained from the SEC website at www.sec.gov. The Company’s filings can be read and copied at the SEC’s Public Reference Room office at 100 F. Street N.E., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
The Company’s corporate governance guidelines (including the Company’s code of ethics) and committee charters are also available on the Company’s website at www.forestcity.net or in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1100, 50 Public Square, Cleveland, Ohio 44113.
The information found on the Company’s website or the SEC website is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
We are Subject to Risks Associated with Investments in Real Estate
The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties. General factors that may adversely affect our real estate portfolios include:

•	Increases in interest rates;

•	A general tightening of the availability of credit;

•	A decline in the economic conditions in one or more of our primary markets;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	An increase in supply of our property types in our primary markets;

•	A continuation of terrorist activities or other acts of violence or war in the United States of America or abroad or the occurrence of such activities or acts that impact properties in our real estate portfolios or that may impact the general economy;

•	Continuation or escalation of tensions in the Middle East;

•	Declines in consumer spending during an economic recession that adversely affect our revenue from our retail centers; and

•	The adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.
In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:

•	Adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;

•	Opposition from local community or political groups with respect to development or construction at a particular site;

•	Our inability to provide adequate management and maintenance or to obtain adequate insurance;

•	Our inability to collect rent or other receivables;

•	An increase in operating costs;

•	Introduction of a competitor’s property in or in close proximity to one of our current markets; and

•	Earthquakes, floods, hurricanes or underinsured or uninsured natural disasters.
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
In the construction of new projects, we generally guarantee the lender of the construction loan the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time we guarantee the construction obligations of a major tenant. This type of guaranty is released upon completion of the project. Furthermore, as the general partner of certain limited partnerships, we guarantee the funding of operating deficits of newly-opened apartment projects for an average of five years. We may have to make significant expenditures in the future in order to comply with our lien-free completion obligations and funding of operating deficits.
Examples of projects that face these and other development risks include the following:

•	New York Times Building. Our New York Times building in Manhattan is expected to open in the second quarter of fiscal 2007 with 734,000 square feet of office space. To date, we have not been able to secure any tenants to lease space in this property. If we are not able to lease space in this building or if we lease space at rates below expected levels, the profitability of this property will be adversely affected.

•	Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, a $3.5 billion mixed-use project in downtown Brooklyn expected to feature an 800,000 square foot sports and entertainment arena for the Nets. The acquisition and development of Brooklyn Atlantic Yards is subject to the completion of negotiations with local and state governmental authorities, including negotiation of the applicable development rights, the satisfactory completion of due diligence, the receipt of governmental and non-governmental approvals and the possible condemnation of the land needed for the development. The negotiations relating to the acquisition and development rights for Brooklyn Atlantic Yards may not be successfully completed, the acquisition and development rights may not be obtained or completed on the terms described above and the Brooklyn Atlantic Yards may not be developed with the features we anticipate. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of the Nets to the planned arena. While we are part of an ownership group that acquired the Nets on August 16, 2004, any movement of the team is subject to approval by the NBA commissioner and the owners of the other NBA franchises. If we do not receive this approval, we may not be able to develop Brooklyn Atlantic Yards to the same extent or at all. Even if we are able to continue with the development, we would likely not be able to do so as quickly as originally planned.

•	Military Family Housing. Hawaii Military Communities, LLC, a wholly owned subsidiary of the Company, has been selected to form a partnership to be known as Ohana Military Communities, LLC with the United States Department of the Navy. Ohana Military Communities, LLC will own, redevelop and operate military family housing at five United States Navy housing communities on the island of Oahu, Hawaii. Midwest Military Communities, LLC, a wholly owned subsidiary of the Company, has been selected to form a partnership to be known as Midwest Family Housing, LLC with the United States Department of the Navy. Midwest Family Housing, LLC will own, redevelop, and operate military family housing at eight United States Navy housing communities located primarily in the Chicago, Illinois area. We have not engaged in projects of this type before, and we cannot assure you we will be able to complete them successfully.

•	For-Sale Condominiums. We are pursuing the development of condominiums in selected markets. Current condominium projects under construction include 1100 Wilshire Building and 3800 Wilshire Building, both previously unfinished office buildings in Los Angeles, and Cutters Ridge at Tobacco Row, located in Richmond, Virginia. Beekman, a site adjacent to a hospital in downtown Manhattan is currently under development. While we have previously developed for-sale condominium projects with partners, we are developing some of these projects without the development assistance of one or more partners. We may not be able to sell the units at the projected sales prices for a number of reasons, including, without limitation, a rise in interest rates.

•	Illinois Science and Technology. Our life science campus in Skokie, Illinois is expected to open in phases beginning in the third quarter of fiscal 2006. This campus currently has over 600,000 square feet of space and, to date, we have not been able to secure tenants to lease the existing space in this property. If we are not able to lease space in these buildings or if we lease space at rates below expected levels, the profitability of this project will be adversely affected. The final completion of the campus includes a redevelopment of an additional 1,100,000 square feet for a total of over 1,700,000 square feet, of office space. This final redevelopment is contingent upon obtaining the necessary permits and government approval. If we are not successful in obtaining the necessary approvals, we may not be able to develop the additional 1,100,000 square feet, or we may not be able to develop the additional square feet with the features we anticipate. To help finance this redevelopment we expect to receive a portion of the redevelopment costs from government financing. If we do not receive these funds, or we receive amounts less than anticipated, we may be required to fund these amounts or seek additional financing sources that may not be available at the time of the planned redevelopment.
An Economic Decline in One or More of Our Primary Markets May Adversely Affect Our Operating Results and Financial Condition
Our core markets include New York City/ Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./ Baltimore metropolitan area, Chicago and the state of California. We also have a concentration of real estate assets in Cleveland, Ohio. A downturn in any of these markets may impair or continue to impair:

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
Relative to historical results from operations, we have experienced weakness across almost all of the markets in which we hold investments in our Residential Group. For example, our Residential Group has been experiencing weakness in rental rates and occupancy rates in its portfolio in almost all of its markets. We do not expect these situations to change in the near to medium-term. With respect to particular markets, the Denver and Cleveland real estate markets have been significantly impacted by a continuing local economic downturn, which has made it more difficult to maintain occupancy levels at certain of our properties. In the Cleveland market, we have a concentration of significant office space with significant office vacancies due to weak market conditions. This situation has directly impacted us since we had a relatively low number of long-term office space leases in place and have had to significantly lower rental rates to attract and retain tenants. Unless this situation improves, our rate of return may be lower than expected. We may also have trouble refinancing our Cleveland office space or our lenders may require significant principal reductions.
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
Based on tenants with net base rent of greater than 2% as of January 31, 2006, our five largest office tenants by leased square feet were the City of New York, Millennium Pharmaceuticals Inc., U.S. Government, Morgan Stanley & Co. and Securities Industry Automation Corp. Based on tenants with net base rent of greater than 1% as of January 31, 2006, our five largest retail tenants by leased square feet were Regal Entertainment Group, AMC Entertainment Inc., The Gap, The Home Depot and TJX Companies. We believe that net base rent is an operating statistic and is not comparable to rental revenue, a GAAP financial measure. Net base rent is determined using the tenant’s contractual rental agreements at the Company’s ownership share of the base rental income from expiring leases as determined within the rent agreement and it does not include adjustments such as the impact of straight-line rent and contingent rental payments, which are not reasonably estimatable.

Current bankruptcies of some of our tenants and the potential bankruptcies of other tenants in the future could make it difficult for us to enforce our rights as lessor and protect our investment. With respect to our retail centers, we also could be adversely affected if one or more non-tenant anchors were to close or enter into bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other expenses. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of an anchor likely would reduce customer traffic in the retail center, which could reduce the percentage of rent paid by retail center tenants or cause retail center tenants to close or to enter into bankruptcy. Rents obtained from other tenants may be adversely impacted. One or more of these factors could cause the retail center to fail to meet its debt service requirements.
We May Be Negatively Impacted by Department Store Consolidations
Department store consolidations may result in the closure of existing department stores. With respect to existing department stores, we may be unable to re-lease this area or to re-lease it on comparable terms. Additionally, department store closures could result in decreased customer traffic, which could lead to decreased sales at other stores. Rents obtained from other tenants may also be adversely impacted. Consolidations may also negatively affect current and future development and redevelopment projects.
Terrorist Attacks and Other Armed Conflicts May Adversely Affect Our Business
We have significant investments in large metropolitan areas, including New York City/ Philadelphia, Boston, Washington D.C./ Baltimore, Denver, Chicago, Los Angeles, and San Francisco, which face a heightened risk related to terrorism. Some tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States of America that are not as likely to be targets of terrorist activity. This could result in a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. In addition, properties in our real estate portfolio could be directly impacted by future terrorist attacks which could cause the value of our property and the level of our revenues to significantly decline.
Future terrorist activity, related armed conflicts or prolonged or increased tensions in the Middle East could cause consumer confidence and spending to decrease and adversely affect mall traffic. Additionally, future terrorist attacks could increase volatility in the U.S. and worldwide financial markets. Any of these occurrences could have a significant impact on our revenues, costs and operating results.
We Have Limited Experience Participating in the Operation and Management of a Professional Basketball Team, and Future Losses Are Expected for the Nets
On August 16, 2004, we purchased a legal ownership interest in the Nets. This interest is reported on the equity method of accounting as a separate segment. The purchase of the interest in the Nets is the first step in our efforts to pursue development projects at Brooklyn Atlantic Yards, which include a new entertainment arena complex and adjacent developments combining housing, offices, shops and public open space. The relocation of the Nets is, among other items, subject to approval by the NBA commissioner and the owners of the other franchises, and we cannot assure you we will receive these approvals on a timely basis or at all. If we are unable to relocate the Nets to Brooklyn, we may be unable to achieve our projected returns on the related development projects, which could result in a delay, termination or losses on our investment. The Nets are currently operating at a loss and are projected to continue to operate at a loss as long as they remain in New Jersey. Even if we are able to relocate the Nets to Brooklyn, there can be no assurance that the Nets will be profitable in the future. Losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of each accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. Therefore, losses allocated to us may exceed our legal ownership interest.
The Operation of a Professional Sports Franchise Involves Certain Risks
Our investment in the Nets is subject to a number of operational risks, including risks associated with operating conditions, competitive factors, economic conditions and industry conditions. If we are not able to successfully manage the following operational risks, we may incur additional operating losses, which are allocated to each member based on an analysis of the respective members’ claim on net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets:

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
At March 1, 2006, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 74.8% of the Class B common stock. RMS, Limited Partnership (“RMS LP”), which owned 74.5% of the Class B common stock, is a limited partnership, comprised of interests of these families, with eight individual general partners, currently consisting of:

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
Joan K. Shafran is the sister of Joseph Shafran. Charles A. Ratner, James A. Ratner, Executive Vice President of Forest City and a Director, and Ronald A. Ratner are brothers. Albert B. Ratner, Co-Chairman of our Board of Directors, is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner, Joan K. Shafran and Joseph Shafran. Samuel H. Miller was married to Ruth Ratner Miller (now deceased), a sister of Albert B. Ratner, and is the father of Abraham Miller. General partners holding 60% of the total voting power of RMS LP determine how to vote the Class B common stock held by RMS LP. No person may transfer his or her interest in the Class B common stock held by RMS LP without complying with various rights of first refusal.
In addition, at March 1, 2006, members of these families collectively owned 18.1% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our board of directors and to control the management and policies of Forest City. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control of Forest City.
Even if these families or RMS LP reduce their level of ownership of Class B common stock below the level necessary to maintain a majority of voting power, specific provisions of Ohio law and our Amended Articles of Incorporation may have the effect of discouraging a third party from making a proposal to acquire us or delaying or preventing a change in control or management of Forest City without the approval of these families or RMS LP.

RMS Investment Corp. Provides Property Management and Leasing Services to Us and is Controlled By Some of Our Affiliates
We paid approximately $343,000 and $323,000 as total compensation during the year ended January 31, 2006 and 2005, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, some of whom are our directors and executive officers.
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
Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a relatively high ratio of debt, which consists of nonrecourse mortgage debt, the bank revolving credit facility and senior and subordinated debt, to total market capitalization, which was approximately 60.3% and 64.8% at January 31, 2006 and 2005, respectively, based on our long-term debt outstanding at that date and the market value of our outstanding Class A common stock and Class B common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a downturn in the economy.
Nonrecourse mortgage debt is collateralized by completed rental properties, projects under development and undeveloped land. We do not expect to repay a substantial amount of the principal of our outstanding debt prior to maturity or to have available funds from operations sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. In addition, in the event we were unable to secure refinancing on acceptable terms, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we were unable to make the required payments on any debt collateralized by a mortgage on one of our properties or to refinance that debt when it comes due, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value.
Of our outstanding debt of approximately $5.8 billion at January 31, 2006, approximately $686 million becomes due in fiscal 2006 and approximately $557 million becomes due in fiscal 2007. This is inclusive of credit enhanced mortgage debt we have obtained for a number of our properties. Generally, the credit enhancement, such as a letter of credit, expires prior to the term of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires.
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

Our Credit Facility Covenants Could Adversely Affect Our Financial Condition
We have guaranteed the obligations of Forest City Rental Properties Corporation, or FCRPC, under the FCRPC credit agreement, dated as of March 22, 2004, as amended, among FCRPC, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent. This guaranty imposes a number of restrictive covenants on Forest City, including a prohibition on certain consolidations and mergers and limitations on the amount of debt, guarantees and property liens that Forest City may incur. The guaranty also requires Forest City to maintain a specified minimum cash flow coverage ratio, consolidated shareholders’ equity and Earnings Before Depreciation and Taxes, or EBDT.
While we are in compliance at January 31, 2006, failure to comply with any of the covenants under the guaranty or failure by FCRPC to comply with any of the covenants under the FCRPC credit agreement could result in an event of default, which would trigger Forest City’s obligation to repay all amounts outstanding under the FCRPC credit agreement. Forest City’s ability and FCRPC’s ability to comply with these covenants will depend upon the future economic performance of Forest City and FCRPC. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
Any Rise in Interest Rates Will Increase Our Interest Costs
Due to the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2006, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method) would not materially increase the annual pre-tax interest cost for the next 12 months of our taxable variable-rate debt at January 31, 2006. A portion of our taxable variable-rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt, which includes subordinated debt, by approximately $9.3 million at January 31, 2006.
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
Our Business Will Be Adversely Impacted Should an Uninsured Loss or a Loss in Excess of Insurance Limits Occur
We carry comprehensive general liability, special property, flood, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of losses, generally of a catastrophic nature, such as losses from wars, terrorism, hurricanes or earthquakes, for which we may not have adequate insurance coverage or, in our judgment, for which we cannot obtain insurance at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, we could lose both our invested capital in, and anticipated profits from, the affected property. Any such loss could materially and adversely affect our results of operations, cash flows and financial position.
Under our current policies, which expire October 31, 2006, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once this policy expires, we may not be able to obtain adequate terrorism coverage at a reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages that we sustain as a result of a terrorist attack may be reduced.
Additionally, most of our current project mortgages require special all-risk property insurance, and we cannot assure you that we will be able to obtain policies that will satisfy lender requirements.

We are self-insured as to the first $500,000 of liability coverage and self-insured on the first $250,000 of property damage per occurrence. We believe our wholly-owned captive insurance company, licensed and regulated by the state of Vermont, is adequately funded to cover the per occurrence limits for liability coverage and property damage subject to certain aggregate limits as defined in the respective policies. While we believe that our self-insurance reserves are adequate, we cannot assure you that we will not incur losses that exceed these self-insurance reserves.
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
We could be held liable for the environmental response costs associated with the release of some regulated substances or related claims, whether by us, our tenants, former owners or tenants of the affected property or others. In addition to remediation actions brought by federal, state and local agencies, the presence of hazardous substances on a property could result in personal injury, contribution or other claims by private parties. These claims could result in costs or liabilities that could exceed the value of the affected property. We are not aware of any notification by any private party or governmental authority of any claim in connection with environmental conditions at any of our properties that we believe will involve any material expenditure. Nor are we aware of any environmental condition on any of our properties that we believe will involve any material unrecorded expenditures. However, we cannot assure you that any non-compliance, liability, claim or expenditure will not arise in the future. To the extent that we are held liable for the release of regulated substances by tenants or others, we cannot assure you we would be able to recover our costs from those persons.
We Face Potential Liability from Residential Properties Accounted For on the Equity Method and Other Partnership Risks
As part of our financing strategy, we have financed several real estate projects through limited partnerships with investment partners. The investment partner, typically a large, sophisticated institution or corporate investor, invests cash in exchange for a limited partnership interest and special allocations of expenses and the majority of tax losses and credits associated with the project. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. Due to the economic structure and relating economic substance, we have consolidated each of these properties in our consolidated financial statements.
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

To the extent we are a general partner, we may be exposed to unlimited liability, which may exceed our investment or equity in the partnership. If one of our subsidiaries is a general partner of a particular partnership it may be exposed to the same kind of unlimited liability.
Failure to Continue to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Ability to Ensure Timely and Reliable Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We will continue our ongoing process of testing and evaluating the effectiveness of, and remediating any issues identified related to, our internal control over financial reporting. We also will strive to continue to improve our processes to improve efficiency of our financial reporting process. The process of documenting, testing and evaluating our internal control over financial reporting is complex and time consuming. Due to this complexity and the time-consuming nature of the process and because currently unforeseen events or circumstances beyond our control could arise, we cannot assure you that we ultimately will be able to continue to comply fully in subsequent fiscal periods with Section 404 in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, which could adversely affect public confidence in our ability to record, process, summarize and report financial data to ensure timely and reliable external financial reporting.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Corporate headquarters of Forest City Enterprises, Inc. are located in Cleveland, Ohio and are owned by the Company. The Company’s core markets include the New York City/ Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./ Baltimore metropolitan area, Chicago and California.
The following table provides summary information concerning the Company’s real estate portfolio as of January 31, 2006. Consolidated properties are properties that we control and/or hold a variable interest in and are the primary beneficiary. Unconsolidated properties are properties that we do not control and/or are not the primary beneficiary.

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
OFFICE BUILDINGS

		Date of
		Opening/					Leasable		Leasable
		Acquisition/	Legal	Pro-Rata		Major	Square		Square Feet
Name		Expansion	Ownership (5)	Ownership (6)	Location	Tenants	Feet		at Pro-Rata %

Consolidated Office Buildings
	2 Hanson Place	2004	70.00%	100.00%	Brooklyn, NY	Bank of New York, HSBC	399,000		399,000
	35 Landsdowne Street	2002	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	202,000		202,000
	40 Landsdowne Street	2003	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	215,000		215,000
	45/75 Sidney Street	1999	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	277,000		277,000
	65/80 Landsdowne Street	2001	100.00%	100.00%	Cambridge, MA	Partners HealthCare System	122,000		122,000
	88 Sidney Street	2002	100.00%	100.00%	Cambridge, MA	Alkermes, Inc.	145,000		145,000
+	Ballston Common Office Center	2005	50.00%	100.00%	Arlington, VA	US Coast Guard	176,000		176,000
	Chase Financial Tower	1991	95.00%	100.00%	Cleveland, OH	Chase Manhattan Mortgage Corporation	119,000		119,000
*	Edgeworth Building	2006	100.00%	100.00%	Richmond, VA	Heushler Flieshler	187,000		187,000
	Eleven MetroTech Center	1995	65.00%	65.00%	Brooklyn, NY	City of New York - CDCSA; E-911	216,000		140,000
	Fifteen MetroTech Center	2003	75.00%	95.00%	Brooklyn, NY	Empire Blue Cross and Blue Shield; City of New York - HRA	653,000		620,000
	Halle Building	1986	75.00%	100.00%	Cleveland, OH	First American Equity; Liggett- Stashower	412,000		412,000
	Harlem Center	2003	52.50%	75.00%	Manhattan, NY	Office of General Services- Temporary Disability & Assistance; State Liquor Authority	146,000		110,000
*	Illinois Science and Technology Park	2006	100.00%	100.00%	Skokie, IL	Leasing in progress	661,000		661,000
	Jackson Building	1987	100.00%	100.00%	Cambridge, MA	Ariad Pharmaceuticals	99,000		99,000
	Knight Ridder Building at Fairmont Plaza	1998	85.00%	85.00%	San Jose, CA	Knight Ridder; Merrill Lynch; PaineWebber; Calpine	334,000		284,000
(1)	M. K. Ferguson Plaza	1990	1.00%	1.00%	Cleveland, OH	Washington Group; Chase Manhattan Mortgage Corporation; Educational Lending Group	478,000		5,000
	Nine MetroTech Center North	1997	65.00%	65.00%	Brooklyn, NY	City of New York - Fire Department	317,000		206,000
	One MetroTech Center	1991	65.00%	65.00%	Brooklyn, NY	Keyspan; Bear Stearns	933,000		606,000
	One Pierrepont Plaza	1988	85.00%	85.00%	Brooklyn, NY	Morgan Stanley; Goldman Sachs; U.S. Attorney	656,000		558,000
	Richards Building	1990	100.00%	100.00%	Cambridge, MA	Genzyme Biosurgery; Alkermes, Inc.	126,000		126,000
	Skylight Office Tower	1991	92.50%	92.50%	Cleveland, OH	Cap Gemini; Ernst & Young L.L.P.; Travelers Indemnity; Ulmer & Berne, LLP	320,000		296,000
*	Stapleton Medical Office Building	2006	90.00%	90.00%	Denver, CO	Leasing in progress	45,000		41,000
	Ten MetroTech Center	1992	80.00%	80.00%	Brooklyn, NY	Internal Revenue Service	409,000		327,000
	Terminal Tower	1983	100.00%	100.00%	Cleveland, OH	Forest City Enterprises, Inc.; Greater Cleveland Growth Association	577,000		577,000
	Twelve MetroTech Center	2004	80.00%	80.00%	Brooklyn, NY	Leasing in progress	177,000	(3)	142,000
	Two MetroTech Center	1990	65.00%	65.00%	Brooklyn, NY	Securities Industry Automation Corp.; City of New York - Board of Education	521,000		339,000
	University of Pennsylvania	2004	100.00%	100.00%	Philadelphia, PA	University of Pennsylvania	123,000		123,000

	Consolidated Office Buildings Subtotal						9,045,000		7,514,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
OFFICE BUILDINGS (continued)

		Date of
		Opening/					Leasable	Leasable
		Acquisition/	Legal	Pro-Rata		Major	Square	Square Feet
Name		Expansion	Ownership (5)	Ownership (6)	Location	Tenants	Feet	at Pro-Rata %

Unconsolidated Office Buildings
	350 Massachusetts Ave	1998	50.00%	50.00%	Cambridge, MA	Star Market; Tofias	169,000	85,000
*	Advent Solar	2006	50.00%	50.00%	Albuquerque, NM	Advent Solar	88,000	44,000
	Chagrin Plaza I & II	1969	66.67%	66.67%	Beachwood, OH	National City Bank; Benihana; H&R Block	114,000	76,000
	Clark Building	1989	50.00%	50.00%	Cambridge, MA	Acambis	122,000	61,000
	Emery-Richmond	1991	50.00%	50.00%	Warrensville Hts., OH	Allstate Insurance	5,000	3,000
	Enterprise Place	1998	50.00%	50.00%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers	132,000	66,000
	Liberty Center	1986	50.00%	50.00%	Pittsburgh, PA	Federated Investors	527,000	264,000
*	New York Times	2007	28.00%	40.00%	Manhattan, NY	Leasing in Progress	734,000	294,000
	One International Place	2000	50.00%	50.00%	Cleveland, OH	Preferred Financial Group; Transportation Security Administration; Battelle Memorial	88,000	44,000
	Signature Square I	1986	50.00%	50.00%	Beachwood, OH	Ciuni & Panichi	79,000	40,000
	Signature Square II	1989	50.00%	50.00%	Beachwood, OH	Cleveland Clinic Ophthalmology; Allen Telecom, Inc.	82,000	41,000

	Unconsolidated Office Buildings Subtotal						2,140,000	1,018,000

	Total Office Buildings at January 31, 2006						11,185,000	8,532,000

	Total Office Buildings at January 31, 2005						10,082,000	7,460,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS

										Gross
		Opening/					Total	Total Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at
Name		Expansion	Ownership (5)	Ownership (6)	Location	Major Tenants	Feet	Rata %	Area	Pro-Rata %

Consolidated Regional Malls
	Antelope Valley Mall	1990/1999	78.00%	78.00%	Palmdale, CA	Sears; JCPenney; Harris Gottschalks; Mervyn’s; Dillard’s	1,001,000	781,000	304,000	237,000
	Avenue at Tower City Center	1990	100.00%	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas	367,000	367,000	367,000	367,000
	Ballston Common Mall	1986/1999	100.00%	100.00%	Arlington, VA	Hecht’s; Sport & Health; Regal Cinemas	578,000	578,000	310,000	310,000
(1)	Mall at Robinson	2001	56.67%	100.00%	Pittsburgh, PA	Kaufmann’s; Sears; JCPenney; Dick’s Sporting Goods	872,000	872,000	318,000	318,000
(1)	Mall at Stonecrest	2001	66.67%	100.00%	Atlanta, GA	Parisian; Sears; JCPenney; Dillard’s; AMC Theatre; Macy’s	1,171,000	1,171,000	397,000	397,000
^	* Northfield at Staplet	on 2005/2006	95.00%	97.40%	Denver, CO	Bass Pro; Target; Foley’s; Harkins Theatre	1,123,000	1,094,000	624,000	608,000
*	Promenade Bolingbrook	2007	100.00%	100.00%	Bolingbrook, IL	Bass Pro; Marshall Fields	731,000	731,000	405,000	405,000
	Promenade in Temecula	1999/2002	75.00%	100.00%	Temecula, CA	JCPenney; Sears; Robinsons-May; Macy’s; Edwards Cinema	1,013,000	1,013,000	425,000	425,000
(1) ++	Short Pump Town Center	2003/2005	50.00%	100.00%	Richmond, VA	Nordstrom; Hecht’s; Dillard’s; Dick’s Sporting Goods	1,193,000	1,193,000	670,000	670,000
+	Simi Valley Town Center	2005	85.00%	100.00%	Simi Valley, CA	Robinsons-May; Macy’s	660,000	660,000	410,000	410,000
	South Bay Galleria	1985/2001	100.00%	100.00%	Redondo Beach, CA	Robinsons-May; Mervyn’s; Nordstrom; AMC Theater	955,000	955,000	387,000	387,000
	Victoria Gardens	2004	40.00%	80.00%	Rancho Cucamonga, CA	Robinsons-May; Macy’s; JCPenney; AMC Theater	1,128,000	902,000	659,000	527,000

	Consolidated Regional Malls Subtotal						10,792,000	10,317,000	5,276,000	5,061,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

										Gross
		Opening/					Total	Total Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata		Major	Square	Feet at Pro-	Leasable	Area at
Name		Expansion	Ownership (5)	Ownership (6)	Location	Tenants	Feet	Rata %	Area	Pro-Rata %

Consolidated Specialty Retail Centers
	42nd Street	1999	70.00%	70.00%	Manhattan, NY	AMC Theaters; Madame Tussaud’s Wax Museum; Modell’s	306,000	214,000	306,000	214,000
	Atlantic Center	1996	75.00%	75.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; Sterns; Circuit City; NYC - Dept. of Motor Vehicles	399,000	299,000	399,000	299,000
	Atlantic Center Site V	1998	70.00%	70.00%	Brooklyn, NY	Modell’s	17,000	12,000	17,000	12,000
	Atlantic Terminal	2004	70.00%	100.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Chuck E. Cheese’s; Daffy’s	373,000	373,000	373,000	373,000
	Battery Park City	2000	70.00%	70.00%	Manhattan, NY	United Artists; New York Sports Club	166,000	116,000	166,000	116,000
	Brooklyn Commons	2004	70.00%	100.00%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
	Bruckner Boulevard	1996	70.00%	70.00%	Bronx, NY	Conway; Seaman’s; Old Navy	113,000	79,000	113,000	79,000
	Columbia Park Center	1999	52.50%	52.50%	North Bergen, NJ	Shop Rite; Old Navy; Circuit City; Staples; Bally’s; Shopper’s World	347,000	182,000	347,000	182,000
	Court Street	2000	70.00%	70.00%	Brooklyn, NY	United Artists; Barnes & Noble	103,000	72,000	103,000	72,000
	Eastchester	2000	70.00%	70.00%	Bronx, NY	Pathmark	63,000	44,000	63,000	44,000
	Forest Avenue	2000	70.00%	70.00%	Staten Island, NY	United Artists	70,000	49,000	70,000	49,000
	Grand Avenue	1997	70.00%	70.00%	Queens, NY	Stop & Shop	100,000	70,000	100,000	70,000
	Gun Hill Road	1997	70.00%	70.00%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	103,000	147,000	103,000
	Harlem Center	2002	52.50%	75.00%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M	126,000	95,000	126,000	95,000
	Kaufman Studios	1999	70.00%	70.00%	Queens, NY	United Artists	84,000	59,000	84,000	59,000
	Market at Tobacco Row	2002	100.00%	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000	43,000	43,000
	Northern Boulevard	1997	70.00%	70.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy	218,000	153,000	218,000	153,000
	Quartermaster Plaza	2004	70.00%	100.00%	Philadelphia, PA	A.J. Wright; Home Depot; BJ’s Wholesale; Staples; PetSmart; Walgreen’s	459,000	459,000	459,000	459,000
	Quebec Square	2002	90.00%	90.00%	Denver, CO	Wal-Mart; Home Depot; Sam’s Club; Ross Dress for Less; Office Depot	740,000	666,000	218,000	196,000
	Queens Place	2001	70.00%	70.00%	Queens, NY	Target; Best Buy; Macy’s Furniture; Designer Shoe Warehouse	455,000	319,000	221,000	155,000
	Richmond Avenue	1998	70.00%	70.00%	Staten Island, NY	Circuit City; Staples	76,000	53,000	76,000	53,000
+	Saddle Rock Village	2005	80.00%	100.00%	Aurora, CO	Target; JoAnn Fabrics	354,000	354,000	180,000	180,000
	South Bay Southern Center	1978	100.00%	100.00%	Redondo Beach, CA	CompUSA	78,000	78,000	78,000	78,000
	Station Square	1994/2002	100.00%	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Clear Channel Amphitheater; Buca Di Beppo	288,000	288,000	288,000	288,000
	Woodbridge Crossing	2002	70.00%	100.00%	Woodbridge, NJ	Great Indoors; Linens-N-Things; Circuit City; Modell’s; Thomasville Furniture; Party City	284,000	284,000	284,000	284,000

	Consolidated Specialty Retail Centers Subtotal						5,560,000	4,615,000	4,630,000	3,807,000

	Consolidated Retail Centers Total						16,352,000	14,932,000	9,906,000	8,868,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

	Date of								Gross
	Opening/					Total	Total Square	Gross	Leasable
	Acquisition/	Legal	Pro-Rata		Major	Square	Feet at Pro-	Leasable	Area at
Name	Expansion	Ownership (5)	Ownership (6)	Location	Tenants	Feet	Rata %	Area	Pro-Rata %

Unconsolidated Regional Malls
Boulevard Mall	1996/2000	50.00%	50.00%	Amherst, NY	JCPenney; Kaufmann’s; Sears; Michael’s	904,000	452,000	327,000	164,000
Charleston Town Center	1983	50.00%	50.00%	Charleston, WV	Kaufmann’s; JCPenney; Sears	897,000	449,000	361,000	181,000
Galleria at Sunset	1996/2002	60.00%	60.00%	Henderson, NV	Dillard’s; Robinsons-May; Mervyn’s; JCPenney; Galyan’s	1,048,000	629,000	330,000	198,000
* San Francisco Centre - Emporium	2006	50.00%	50.00%	San Francisco, CA	Bloomingdale’s; Century Theaters	964,000	482,000	626,000	313,000

	Unconsolidated Regional Malls Subtotal					3,813,000	2,012,000	1,644,000	856,000

Unconsolidated Specialty Retail Centers
Golden Gate	1958	50.00%	50.00%	Mayfield Hts., OH	OfficeMax; Old Navy; Linens-N- Things; Marshall’s; Cost Plus	362,000	181,000	362,000	181,000
Marketplace at Riverpark	1996	50.00%	50.00%	Fresno, CA	JCPenney; Best Buy; Linens-N- Things; Marhsall’s; Office Max; Old Navy; Target; Sports Authority	471,000	236,000	296,000	148,000
Midtown Plaza	1961	50.00%	50.00%	Parma, OH	Office Max; Marc’s; Vanity Fair	240,000	120,000	240,000	120,000
Plaza at Robinson Town Center	1989	50.00%	50.00%	Pittsburgh, PA	TJ Maxx; Marshall’s; CompUSA; IKEA Value City, JoAnn Fabrics	507,000	254,000	507,000	254,000

	Unconsolidated Specialty Retail Centers Subtotal					1,580,000	791,000	1,405,000	703,000

	Unconsolidated Retail Centers Subtotal					5,393,000	2,803,000	3,049,000	1,559,000

	Total Retail Centers at January 31, 2006					21,745,000	17,735,000	12,955,000	10,427,000

	Total Retail Centers at January 31, 2005					21,201,000	17,068,000	12,444,000	9,828,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
HOTELS

	Opening/
	Acquisition/	Legal	Pro-Rata			Hotel Rooms
Name	Expansion	Ownership (5)	Ownership (6)	Location	Rooms	at Pro-Rata %

Consolidated Hotels
Charleston Marriott	1983	95.00%	100.00%	Charleston, WV	352	352
Embassy Suites Hotel	2000	50.40%	50.40%	Manhattan, NY	463	233
Ritz-Carlton, Cleveland	1990	95.00%	100.00%	Cleveland, OH	206	206
Sheraton Station Square	1998/2001	100.00%	100.00%	Pittsburgh, PA	399	399

Consolidated Hotels Subtotal					1,420	1,190

Unconsolidated Hotels
Courtyard by Marriott	1985	3.97%	3.97%	Detroit, MI	250	10
University Park at MIT	1998	50.00%	50.00%	Cambridge, MA	210	105
Westin Convention Center	1986	50.00%	50.00%	Pittsburgh, PA	616	308

Unconsolidated Hotels Subtotal					1,076	423

Total Hotel Rooms at January 31, 2006					2,496	1,613

Total Hotel Rooms at January 31, 2005					2,937	1,831

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (5)	Ownership (6)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities
+	100 Landsdowne Street	2005	100.00%	100.00%	Cambridge, MA	203	203
(1)	101 San Fernando	2000	66.50%	95.00%	San Jose, CA	323	307
*	1251 S. Michigan	2006	100.00%	100.00%	Chicago, IL	91	91
+	23 Sidney Street	2005	100.00%	100.00%	Cambridge, MA	51	51
(1)	American Cigar Company	2000	0.10%	100.00%	Richmond, VA	171	171
+	Ashton Mill	2005	90.00%	100.00%	Cumberland, RI	193	193
	Autumn Ridge	2002	100.00%	100.00%	Sterling Heights, MI	251	251
	Botanica on the Green (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	78	70
	Bowin	1998	1.99%	95.05%	Detroit, MI	193	183
	Cambridge Towers	2002	100.00%	100.00%	Detroit, MI	250	250
	Consolidated- Carolina	2003	89.99%	100.00%	Richmond, VA	158	158
	Coraopolis Towers	2002	80.00%	80.00%	Coraopolis, PA	200	160
(7)	Crescent Flats (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	66	59
^	* Dallas Mercantile	2007-2008	100.00%	100.00%	Dallas, TX	362	362
	Donora Towers	2002	100.00%	100.00%	Donora, PA	103	103
	Drake	1998	1.99%	95.05%	Philadelphia, PA	280	266
	Emerald Palms	1996/2004	100.00%	100.00%	Miami, FL	505	505
	Grand	1999	85.50%	85.50%	North Bethesda, MD	546	467
(1)	Grand Lowry Lofts	2000	0.10%	90.00%	Denver, CO	261	235
	Grove	2003	100.00%	100.00%	Ontario, CA	101	101
	Heritage	2002	100.00%	100.00%	San Diego, CA	230	230
	Independence Place II	2003	100.00%	100.00%	Parma Heights, OH	201	201
(1)	Kennedy Biscuit Lofts	1990	2.99%	100.00%	Cambridge, MA	142	142
(1)	Knolls	1995	1.00%	100.00%	Orange, CA	260	260
	Lakeland	1998	1.98%	94.10%	Waterford, MI	200	188
	Landings of Brentwood	2002	100.00%	100.00%	Nashville, TN	724	724
(9)	Lenox Club	1991	95.00%	95.00%	Arlington, VA	385	366
(9)	Lenox Park	1992	95.00%	95.00%	Silver Spring, MD	406	386
	Lofts at 1835 Arch	2001	1.99%	95.05%	Philadelphia, PA	191	182
+	Metro 417	2005	75.00%	100.00%	Los Angeles, CA	277	277
	Metropolitan	1989	100.00%	100.00%	Los Angeles, CA	270	270
	Mount Vernon Square	2000	99.00%	100.00%	Alexandria, VA	1,387	1,387
	Museum Towers	1997	100.00%	100.00%	Philadelphia, PA	286	286
	One Franklintown	1988	100.00%	100.00%	Philadelphia, PA	335	335
	Parmatown Towers and Gardens	1972-1973	100.00%	100.00%	Parma, OH	412	412

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (5)	Ownership (6)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities (continued)
(9)	Pavilion	1992	95.00%	95.00%	Chicago, IL	1,115	1,059
	Plymouth Square	2003	100.00%	100.00%	Detroit, MI	280	280
	Providence at Palm Harbor	1991	99.00%	99.00%	Tampa, FL	236	234
(1)	Queenswood	1990	0.70%	100.00%	Corona, NY	296	296
*	Sky55	2006	100.00%	100.00%	Chicago, IL	411	411
	Southfield	2002	100.00%	100.00%	White Marsh, MD	212	212

Consolidated Apartment Communities Subtotal						12,642	12,324

Consolidated Supported-Living Apartments
	Forest Trace	2000	100.00%	100.00%	Lauderhill, FL	324	324
	Sterling Glen of Bayshore	2001	80.00%	100.00%	Bayshore, NY	85	85
	Sterling Glen of Center City	2002	80.00%	100.00%	Philadelphia, PA	135	135
	Sterling Glen of Darien	2001	80.00%	100.00%	Darien, CT	86	86
(1)	Sterling Glen of Forest Hills	2001	56.00%	70.00%	Forest Hills, NY	84	59
+	Sterling Glen of Lynbrook	2005	80.00%	100.00%	Lynbrook, NY	100	100
	Sterling Glen of Plainview	2000	80.00%	100.00%	Plainview, NY	79	79
*	Sterling Glen of Roslyn	2006	40.00%	100.00%	Roslyn, NY	158	158
(1)	Sterling Glen of Rye Brook	2004	40.00%	50.00%	Ryebrook, NY	166	83
	Sterling Glen of Stamford	2000	80.00%	100.00%	Stamford, CT	167	167

Consolidated Supported-Living Apartments Subtotal						1,384	1,276

Consolidated Apartment Total						14,026	13,600

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (5)	Ownership (6)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities
^*	Arbor Glen	2001-2007	50.00%	50.00%	Twinsburg, OH	288	144
	Bayside Village	1988-1989	50.00%	50.00%	San Francisco, CA	862	431
	Big Creek	1996-2001	50.00%	50.00%	Parma Hts., OH	516	258
	Boulevard Towers	1969	50.00%	50.00%	Amherst, NY	402	201
(4)(8)	Brookpark Place	1976	100.00%	100.00%	Wheeling, WV	152	152
	Brookview Place	1979	3.00%	3.00%	Dayton, OH	232	7
(2)(8)	Burton Place	1999	90.00%	90.00%	Burton, MI	200	180
	Camelot	1967	50.00%	50.00%	Parma, OH	151	76
(2)(8)	Carl D. Perkins	2002	100.00%	100.00%	Pikeville, KY	150	150
(4)(8)	Cedar Place	1974	2.39%	100.00%	Lansing, MI	220	220
	Cherry Tree	1996-2000	50.00%	50.00%	Strongsville, OH	442	221
	Chestnut Lake	1969	50.00%	50.00%	Strongsville, OH	789	395
	Clarkwood	1963	50.00%	50.00%	Warrensville Hts., OH	568	284
*	Cobblestone Court	2006-2008	50.00%	50.00%	Painesville, OH	304	152
	Colonial Grand	2003	50.00%	50.00%	Tampa, FL	176	88
(4)	Connellsville Towers	1981	7.96%	7.96%	Connellsville, PA	111	9
	Coppertree	1998	50.00%	50.00%	Mayfield Hts., OH	342	171
	Deer Run	1987-1989	43.03%	43.03%	Twinsburg, OH	562	242
	Eaton Ridge	2002-2004	50.00%	50.00%	Sagamore Hills, OH	260	130
(4)(8)	Farmington Place	1980	100.00%	100.00%	Farmington, MI	153	153
	Fenimore Court	1982	7.06%	50.00%	Detroit, MI	144	72
	Fort Lincoln II	1979	45.00%	45.00%	Washington, D.C.	176	79
	Fort Lincoln III & IV	1981	24.90%	24.90%	Washington, D.C.	306	76
(4)(8)	Frenchtown Place	1975	4.92%	100.00%	Monroe, MI	151	151
(4)(8)	Glendora Gardens	1983	1.99%	99.00%	Glendora, CA	105	104
	Granada Gardens	1966	50.00%	50.00%	Warrensville Hts., OH	940	470
	Hamptons	1969	50.00%	50.00%	Beachwood, OH	649	325
	Hunter’s Hollow	1990	50.00%	50.00%	Strongsville, OH	208	104
	Independence Place I	1973	50.00%	50.00%	Parma Hts., OH	202	101
	Liberty Hills	1979-1986	50.00%	50.00%	Solon, OH	396	198
+	Met Lofts	2005	50.00%	50.00%	Los Angeles, CA	264	132
	Midtown Towers	1969	50.00%	50.00%	Parma, OH	635	318
(4)(8)	Millender Center	1985	3.97%	100.00%	Detroit, MI	339	339
(4)(8)	Miramar Towers	1980	1.99%	100.00%	Los Angeles, CA	157	157

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (5)	Ownership (6)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities (continued)
+	Newport Landing	2002-2005	50.00%	50.00%	Coventry, OH	336	168
	Noble Towers	1979	50.00%	50.00%	Pittsburgh, PA	133	67
(4)	Nu Ken Tower (Citizen’s Plaza)	1981	8.84%	50.00%	New Kensington, PA	101	51
(4)(8)	Oceanpointe Towers	1980	1.99%	100.00%	Long Branch, NJ	151	151
^	* Ohana Military Communities	2005-2008	10.00%	10.00%	Honolulu, HI	1,952	195
(2)(8)	Panorama Towers	1978	99.00%	99.00%	Los Angeles, CA	154	152
(4)(8)	Park Place Towers	1975	2.39%	100.00%	Mt. Clemens, MI	187	187
	Parkwood Village	2001-2002	50.00%	50.00%	Brunswick, OH	204	102
	Pebble Creek	1995-1996	50.00%	50.00%	Twinsburg, OH	148	74
(4)(8)	Perrytown	1973	4.92%	100.00%	Pittsburgh, PA	231	231
(4)(8)	Pine Grove Manor	1973	1.99%	100.00%	Muskegon Township, MI	172	172
		1967-74,
**	Pine Ridge Valley	2005-06	50.00%	50.00%	Willoughby, OH	1,309	655
(4)(8)	Potomac Heights Village	1981	1.99%	100.00%	Keyser, WV	141	141
	Residences at University Park	2002	25.00%	40.00%	Cambridge, MA	135	54
(4)(8)	Riverside Towers	1977	2.96%	100.00%	Coshocton, OH	100	100
	Settler’s Landing at Greentree	2001-2004	50.00%	50.00%	Streetsboro, OH	408	204
(2)(8)	Shippan Avenue	1980	100.00%	100.00%	Stamford, CT	148	148
	St. Mary’s Villa	2002	35.22%	35.22%	Newark, NJ	360	127
	Surfside Towers	1970	50.00%	50.00%	Eastlake, OH	246	123
	Tamarac	1990-2001	50.00%	50.00%	Willoughby, OH	642	321
(4)(8)	The Springs	1981	1.99%	100.00%	La Mesa, CA	129	129
(2)(8)	Tower 43	2002	100.00%	100.00%	Kent, OH	101	101
(4)(8)	Town Centre Place	1975	4.43%	100.00%	Ypsilanti, MI	170	170
	Twin Lake Towers	1966	50.00%	50.00%	Denver, CO	254	127
	Village Green	1994-1995	25.00%	25.00%	Beachwood, OH	360	90
(4)(8)	Village Square	1978	100.00%	100.00%	Williamsville, NY	100	100
	Westwood Reserve	2002	50.00%	50.00%	Tampa, FL	340	170
	White Acres	1966	50.00%	50.00%	Richmond Hts., OH	473	237
^	* Woodgate/ Evergreen Farms	2004-2007	33.00%	33.00%	Olmsted Township, OH	348	115
	Worth Street	2003	35. 00%	50.00%	Manhattan, NY	330	165
(4)(8)	Ziegler Place	1978	100.00%	100.00%	Livonia, MI	141	141

Unconsolidated Apartment Communities Subtotal						21,556	11,258

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name	Expansion	Ownership (5)	Ownership (6)	Location	Units	at Pro-Rata %

Unconsolidated Supported-Living Apartments
Classic Residence by Hyatt	1989	50.00%	50.00%	Teaneck, NJ	221	111
Classic Residence by Hyatt	1990	50.00%	50.00%	Chevy Chase, MD	339	170
Classic Residence by Hyatt	2000	50.00%	50.00%	Yonkers, NY	310	155
Sterling Glen of Glen Cove	2000	40.00%	50.00%	Glen Cove, NY	79	40
Sterling Glen of Great Neck	2000	40.00%	50.00%	Great Neck, NY	144	72

Unconsolidated Supported-Living Apartments Subtotal					1,093	548

Unconsolidated Apartments Total					22,649	11,806

Combined Apartments Total					36,675	25,406

Federally Subsidized Housing (Total of 10 Buildings)					1,765

Total Apartments at January 31, 2006					38,440

Total Apartments at January 31, 2005					39,338

Consolidated For Sale Condominiums
* Cutters Ridge at Tobacco Row	2006	100.00%	100.00%	Richmond, VA	12	12

Consolidated For Sale Condominiums Total					12	12

Unconsolidated For Sale Condominiums
* 1100 Wilshire	2006	50.00%	50.00%	Los Angeles, CA	228	114
* Mercury	2007	50.00%	50.00%	Los Angeles, CA	238	119

Unconsolidated For Sale Condominiums Total					466	233

Total For Sale Condominiums at January 31, 2006					478

Total For Sale Condominiums at January 31, 2005					228

Forest City Enterprises, Inc. Portfolio of Real Estate

*	Property under construction as of January 31, 2006.
**	Expansion of property under construction as of January 31, 2006.
+	Property opened or acquired in 2005.
++	Expansion of property opened in 2005.
^	Property to open in phases.
(1)	This property was consolidated upon implementation of FIN No. 46(R) on February 1, 2004.
(2)	This property was deconsolidated upon implementation of FIN No. 46(R) on February 1, 2004.
(3)	The Company owns 177,000 square feet (approximately 16%) of the project’s 1.1 million total square feet.
(4)	This property was previously carried on the cost method of accounting and is now carried on the equity method of accounting in accordance with FIN No. 46(R) effective February 1, 2004.
(5)	Represents the Company’s share of a property’s profits and losses upon settlement of any preferred returns to which the Company or its partner(s) may be entitled.
(6)	Represents the Company’s share of a property’s profits and losses adjusted for any preferred returns to which the Company or its partner(s) may be entitled.
(7)	Property also includes 141,000 total square feet (57,000 square feet owned/managed by FCE) of retail and 34,000 square feet of office space.
(8)	This property is reported on the equity method of accounting as the U.S. Department of Housing and Urban Development is the primary beneficiary of the property primarily due to the fact that they are either the lender on the mortgage or the guarantor of the mortgage.
(9)	This property was consolidated due to the acquisition of our limited partners’ interest.
(10)	Property includes 59,000 total square feet for proposed Cinemark expansion scheduled to open November 2006.

Item 3.	Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter.

Item 4A.	Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2006. The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders to be held on June 15, 2006.

	Date
Name and Position(s) Held	Appointed	Age

Albert B. Ratner
Co-Chairman of the Board of Directors of the Company since June 1995, Vice Chairman of the Board of the Company from June 1993 to June 1995, Chief Executive Officer prior to July 1995 and President prior to July 1993.	6-13-95	78
Samuel H. Miller
Co-Chairman of the Board of Directors of the Company since June 1995, Chairman of the Board of the Company from June 1993 to June 1995 and Vice Chairman of the Board, Chief Operating Officer of the Company prior to June 1993, Treasurer of the Company since December 1992.	6-13-95	84
Charles A. Ratner
President of the Company since June 1993, Chief Executive Officer of the Company since June 1995, Chief Operating Officer from June 1993 to June 1995 and Executive Vice President prior to June 1993; Director.	6-13-95	64
James A. Ratner
Executive Vice President; Director; Officer of various subsidiaries.	3-09-88	61
Ronald A. Ratner
Executive Vice President; Director; Officer of various subsidiaries.	3-09-88	59
Thomas G. Smith
Executive Vice President since October 2000, Senior Vice President prior to October 2000; Chief Financial Officer, Secretary, Officer of various subsidiaries since 1985.	10-10-00	65
Linda M. Kane
Senior Vice President and Corporate Controller since June 2002, Vice President and Corporate Controller from March 1995 to June 2002, Asset Manager—Commercial Group from July 1992 to March 1995 and Financial Manager—Residential Group from October 1990 to July 1992.	6-17-02	48
Geralyn M. Presti
Senior Vice President, General Counsel and Assistant Secretary since July 2002, Deputy General Counsel from January 2000 to June 2002, Associate General Counsel from December 1996 to January 2000, Assistant General Counsel from January 1995 to December 1996 and Corporate Counsel from November 1989 to January 1995.	7-01-02	50
Note: Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Albert B. Ratner is the first cousin to Charles A. Ratner, James A. Ratner and Ronald A. Ratner.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	Quarter Ended

	January 31,	October 31,	July 31,	April 30,
	2006	2005	2005	2005

Market price range of common stock (2)
Class A
High	$40.71	$38.10	$36.63	$32.76
Low	$36.59	$34.50	$31.00	$29.58
Class B
High	$40.48	$38.25	$36.80	$33.30
Low	$36.63	$34.54	$31.15	$29.70
Quarterly dividends declared per common share Class A and Class B (1)(2)	$0.06	$0.06	$0.06	$0.05

	Quarter Ended

	January 31,	October 31,	July 31,	April 30,
	2005	2004	2004	2004

Market price range of common stock (2)
Class A
High	$29.35	$28.25	$26.88	$27.50
Low	$26.65	$26.01	$24.88	$25.30
Class B
High	$29.95	$28.40	$26.78	$27.50
Low	$26.80	$26.03	$24.95	$25.92
Quarterly dividends declared per common share Class A and Class B (1)(2)	$0.15 (3)	$0.05	$0.05	$0.04
Both classes of common stock are traded on the New York Stock Exchange under the symbols FCEA and FCEB. As of March 1, 2006, the number of registered holders of Class A and Class B common stock were 709 and 477, respectively.
For the three months ended January 31, 2006 there were no unregistered issuances of stock and no repurchases of stock.

(1)	Future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. The Company has the ability to pay additional cash dividends, but does not anticipate doing so due to its capital reinvestment program. Retained earnings of $12,817 were available for payment of dividends as of January 31, 2006, under the restrictions contained in the revolving credit agreement with a group of banks. On March 22, 2006, the anniversary date of the bank revolving credit facility, this amount was restated to $30,000.
(2)	This category has been restated to reflect a two-for-one stock split that occurred in July 2005.
(3)	Includes special one-time dividend of $.10 per share (post-split) in recognition of the sale of an entire strategic business unit, Forest City Trading Group, Inc., a lumber wholesaler.

Item 6. Selected Financial Data
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) on February 1, 2002. The Operating Results and per share amounts presented below have been reclassified for properties disposed of and/or classified as held for sale during the years ended January 31, 2006, 2005, 2004 and 2003. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Our historical operating results may not be comparable to our future operating results.

	Year Ended January 31,

	2006	2005	2004	2003	2002

	(in thousands, except per share data)
Operating Results:
Total revenues from real estate operations (2)	$1,200,775	$986,054	$808,784	$704,061	$621,630

Earnings from continuing operations (2)	$60,804	$44,008	$36,244	$42,993	$97,549 (1)
Discontinued operations, net of tax and minority interest (2)	22,715	52,459	6,425	5,838	6,682
Cumulative effect of change in accounting principle, net of tax	–	(11,261)	–	–	(1,202)

Net earnings	$83,519	$85,206	42,669	$48,831	$103,029

Diluted Earnings per Common Share (4):
Earnings from continuing operations (2)	$0.59	$0.43	$0.36	$0.43	$1.03
Discontinued operations, net of tax and minority interest (2)	0.22	0.52	0.06	0.06	0.07
Cumulative effect of change in accounting principle, net of tax	–	(0.11)	–	–	(0.01)

Net earnings	$0.81	$0.84	$0.42	$0.49	$1.09

Weighted Average Diluted Shares Outstanding (4)	102,603,932	101,846,056	101,144,346	100,357,030	94,773,784

Cash Dividends Declared – Class A and Class B (4)	$.2300	$.2950 (3)	$.1650	$.1150	$.0933

	January 31,

	2006	2005	2004	2003	2002

	(in thousands)
Financial Position:
Consolidated assets	$7,990,341	$7,322,085	$5,924,072	$5,092,629	$4,432,194
Real estate portfolio, at cost	$7,155,126	$6,437,906	$5,082,595	$4,455,504	$3,924,025
Long-term debt, primarily nonrecourse mortgages	$5,841,332	$5,386,591	$4,039,827	$3,371,757	$2,894,998

(1)	Earnings from continuing operations for the year ended January 31, 2002 has not been reclassified for discontinued operations for properties sold prior to January 31, 2002 as the Company adopted SFAS No. 144 effective February 1, 2002.
(2)	This category is adjusted for discontinued operations in accordance with SFAS No. 144. See the “Discontinued Operations” section of the Management Discussion and Analysis (“MD&A”) of Item 7.
(3)	On December 9, 2004, the Board of Directors approved a special one-time dividend of $.10 per share (post-split) in recognition of the sale of an entire strategic business unit, Forest City Trading Group, Inc., a lumber wholesaler.
(4)	This category has been restated to reflect a two-for-one stock split that occurred in July 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living communities. Additionally, the Residential Group develops for-sale condominium projects and also owns, develops and manages military family housing. New York City operations through our partnership with Forest City Ratner Companies are part of the Commercial Group or Residential Group depending on the nature of the operations. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Nets, a franchise of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, is a reportable segment of the Company.
We have approximately $8.0 billion of assets in 25 states and the District of Columbia at January 31, 2006. Our core markets include New York City/ Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./ Baltimore metropolitan area, Chicago and California. We have offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters are in Cleveland, Ohio.
Overview
During 2005, we completed 9 project openings, 1 acquisition and an expansion of a retail center. Three retail center openings included Simi Valley Town Center, an open-air regional lifestyle center in Southern California. In addition, we acquired the Ballston Common Office Center, which is located above our retail center in Arlington Virginia, and opened six residential communities.
Other significant milestones occurring during 2005 included:

•	Entering into a public-private partnership for housing in the U.S. Navy’s Midwest Region;

•	Closing $1.74 billion in mortgage financing transactions on a fully consolidated basis at attractive interest rates;

•	Taking advantage of market conditions and relatively high valuations by disposing of six properties, redeploying our capital toward projects in our core markets;

•	Executed a two-for-one stock split effective as of July 11, 2005;

•	Continuing to leverage our expertise in the development of life science projects, we were selected to enter into exclusive negotiations with The Fitzsimons Redevelopment Authority located in Aurora, Colorado, in pursuit of the development of a life science park; and

•	Forest City Enterprises, Inc. and Co-Chairman Albert B. Ratner were named joint recipients of the 2005 Urban Land Institute J.C. Nichols Prize for Visionaries in Urban Development.
In April 2005, we amended our bank revolving credit facility. The amendment extends the maturity by one year to March 2008, lowers the borrowing rate to 1.95% over the London InterBank Offered Rate (“LIBOR”), eliminates the higher rate tier on the last $50,000,000 of borrowings and contains an accordion provision which allows us to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the next 24 months following the amendment. The amendment also lowers the Company’s unused commitment fee and adds a swing line availability of $40,000,000 for up to three business days. In January 2006, we further amended the bank revolving credit facility to increase the combined availability of letters of credit or surety bonds by $40,000,000 to $100,000,000.
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
Recognition of Revenue
Real Estate Sales – We recognize gains on sales of real estate pursuant to the provisions of SFAS No. 66 “Accounting for Sales of Real Estate” (“SFAS No. 66”). The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate.
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
Leasing Operations – We enter into leases with tenants in our rental properties. The lease terms of tenants occupying space in the retail centers and office buildings generally range from 1 to 25 years, excluding leases with certain anchor tenants which typically run longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related leases, which includes the effects of rent steps and rent abatements under the leases. Overage rents are recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition”, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance, and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred.
Construction – Revenue and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Recognition of Costs and Expenses
Operating expenses primarily represent the recognition of operating costs, which are charged to operations as incurred, administrative expenses and taxes other than income taxes. Interest expense and real estate taxes during active development and construction are capitalized as a part of the project cost.
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
Allowance for Doubtful Accounts and Reserves on Notes Receivable – We record allowances against our rent receivables from commercial and residential tenants that we deem to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. This estimate is calculated based on a three-year history of early tenant lease terminations as well as an estimate for expected activity of current tenants in the case of the straight-line rent adjustments. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. We estimate the allowance for notes receivable based on our assessment of the collectibility of the note. Our assessment of collectibility is based largely on expected future cash flows estimated to be paid to our limited partners. If our estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur. Our allowance for doubtful accounts, which includes our straight-line allowance, was $11,022,000 and $11,135,000, at January 31, 2006 and 2005, respectively.
For the year ended January 31, 2004 we reduced reserves by $10,418,000, related to notes receivable at certain residential properties. These reserves were reduced due to the occurrence of a series of events. In the course of evaluating these events and their effect on the collectibility of the notes, we used estimates. These estimates included, but were not limited to, estimated appraisal values as well as future cash flows at these properties. These estimates can be affected by market conditions at the time that will not only affect the appraisal value but operating cash flow projections. Had different estimates been applied, the amount of the reserves reversed might have been different than the amounts actually recorded. Due to the Company’s implementation of Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) No. 46 (R) “Consolidation of Variable Interest Entities,” the balances of these notes and the respective reserves were eliminated.
Historic Tax Credit Entities – We have certain investments in properties that have received, or we believe are entitled to receive, historic tax credits on qualifying expenditures under section 47 of the Internal Revenue Code of 1986. We typically enter into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into these investments, they are entitled to substantially all of the benefits derived from the historic tax credit. Typically, these arrangements have put/call provisions (usually after five to seven years) whereby we may be obligated (or entitled) to repurchase the financial investors’ interest. Due to the economic structure and resulting economic substance, we have consolidated each of these properties in our consolidated financial statements, and have reflected the investors’ contribution as a liability in our Consolidated Balance Sheets. As the amount that we might be obligated to pay upon redemption of the financial investors’ interest is not readily determinable or estimable, we will record any gain from such redemption in our Consolidated Statements of Earnings in the period the transaction is consummated. If we expect the redemption to result in a loss, such amount will be recognized in the Consolidated Statements of Earnings when deemed probable and estimable. To date, we have not redeemed any of our financial investors’ interests.
Economic Lives – Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. Subsequent tenant improvements are generally amortized over the life of the tenant’s lease. This estimate is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements. We believe the estimated useful lives and classification of the depreciation and amortization of fixed assets and tenant improvements are reasonable and follow industry standards.

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
Allowance for Projects Under Development – We record an allowance for development project write-offs for our Projects Under Development (included in Real Estate, at cost on our Consolidated Balance Sheets). A specific project is written off against this allowance when it is determined by management that the project will not be developed. The allowance, which is consistently applied, is adjusted on a quarterly basis based on our actual development project write-off history. The allowance decreased by $3,500,000 for the year ended January 31, 2006 and increased by $900,000 for the year ended January 31, 2005. There was no change in the allowance for the year ended January 31, 2004. Any change in the allowance is reported in operating expenses in our Consolidated Statements of Earnings.
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
Fiscal Year – The years 2005, 2004 and 2003 refer to the fiscal years ended January 31, 2006, 2005 and 2004, respectively.
Results of Operations
We report our results of operations by each of our three strategic business units as we believe this provides the most meaningful understanding of our financial performance. In addition to our three strategic business units, we have two additional segments: the Nets and Corporate Activities.
Net Earnings – Net earnings for the year ended January 31, 2006 were $83,519,000 versus $85,206,000 for the year ended January 31, 2005. Although we have substantial recurring revenue sources from our properties, we are a transactional-based business, which could create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:

•	Decrease of $40,893,000 related to the 2004 gains on disposition of ten consolidated Residential properties, Regency Towers, Woodlake, Bridgewater, Pavilion, Trellis at Lee’s Mill, Hunting Park, Arboretum, Flatbush Avenue, Colony Woods, and Silver Hill (refer to the “Gain on Disposition of Rental Properties” table in page 52 for further information related to these properties);

•	Decrease of $13,745,000 related to Stapleton Land, LLC’s retained interest in a trust. Of this amount, $12,445,000 was earned in 2004 but attributable to other comprehensive income (“OCI”) in previous fiscal years and deferred until 2004 under the cost recovery method. The remaining amount of $1,300,000 was earned and recognized during the year ended January 31, 2005;

•	Decrease of $11,501,000 related to the 2004 gain on disposition of Lumber Group and a decrease of $4,545,000 related to Lumber Group’s net earnings last year with no corresponding amount in the current year;

•	Increase of $9,999,000 in losses from our equity investment in the New Jersey Nets basketball team, which we did not own during the first half of 2004;

•	Decrease of $8,134,000 related to our development fee profit at Twelve MetroTech Center in Brooklyn, New York that did not recur at the same level in 2005;

•	Decrease of $6,441,000 due to gains on disposition of equity method properties of $12,900,000 in 2005 for Showcase, a specialty retail center located in Las Vegas Nevada, Colony Place, an apartment community located in Fort Myers, Florida and Flower Park Plaza, an apartment community located in Santa Ana, California, offset by $19,341,000 on 2004 gains on disposition of Manhattan Town Center Mall, a regional mall located in Manhattan, Kansas, Chapel Hill

Suburban, a specialty retail center located in Akron, Ohio and Chapel Hill Mall, a regional mall located in Akron, Ohio; and

•	Increase of $5,981,000 in interest expense as a result of the issuance of $150,000,000 senior notes in January of 2005.
These decreases were partially offset by the following increases in earnings, net of tax and minority interest:

•	Increase of $26,830,000 related to the Commercial Group land sales, primarily at Simi Valley and Victoria Gardens in California;

•	Increase of $26,505,000 related to the 2005 gains on disposition of three consolidated residential properties, Enclave, a 637-unit apartment community located in San Jose, California, and Cherrywood Village and Ranchstone, 360-unit and 368-unit apartment communities, respectively, located in Denver, Colorado;

•	Increase of $23,706,000 related to land sales reported primarily in the Land Development Group primarily at Grass Farms, in Manatee County, Florida, Central Station, in Chicago, Illinois and Stapleton, in Denver, Colorado;

•	Increase of $11,261,000 related to the prior year charge for cumulative effect of change in accounting principle as a result of our implementation of FIN No. 46 (R), which did not recur; and

•	Increase of approximately $10,000,000 related to a favorable change in our 2005 effective tax rate due to tax law changes in the state of Ohio resulting in a one-time reduction of deferred income taxes.
Net earnings for the year ended January 31, 2005 were $85,206,000 versus $42,669,000 for the year ended January 31, 2004. This variance to prior year was primarily attributable to the following increases, net of tax and minority interest:

•	Increase of $40,893,000 related to the 2004 gains on disposition of ten Residential consolidated properties, Regency Towers, Woodlake, Bridgewater, Pavilion, Trellis at Lee’s Mill, Hunting Park, Arboretum, Flatbush Avenue, Colony Woods, and Silver Hill;

•	Increase of $21,501,000 due to gains on disposition of equity method properties, which represents the net of $19,341,000 on 2004 gains on disposition of three equity method properties, Manhattan Town Center Mall, Chapel Hill Suburban and Chapel Hill Mall offset by $2,160,000 on 2003 loss on disposition of one equity method property, Waterford Village, a 576-unit apartment community located in Indianapolis, Indiana;

•	Increase of $13,745,000 related to Stapleton Land, LLC’s retained interest in a trust. Of this amount $12,445,000 was earned in 2004 but attributable to OCI in previous fiscal years and deferred until 2004 under the cost recovery method. The remaining amount of $1,300,000 was earned and recognized during the year ended January 31, 2005;

•	Increase of $11,501,000 related to the 2004 gain on disposition of Lumber Group (net of $1,093,000 loss on the disposition of Babin Building Centers, Inc.); and

•	Increase of $7,374,000 related to our development fee profit at Twelve MetroTech Center, which was substantially completed during 2004.
These increases were partially offset by the following decreases in earnings, net of tax and minority interest:

•	Decrease of $11,261,000 related to the 2004 charge for cumulative effect of change in accounting principle as a result of our implementation of FIN No. 46 (R) on February 1, 2004;

•	Increase of $8,149,000 in interest expense for the Commercial Group related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46 (R); Mall at Robinson, in Pittsburgh, Pennsylvania, Mall at Stonecrest, in Atlanta, Georgia, and M.K. Ferguson Plaza, in Cleveland, Ohio;

•	Decrease of $7,375,000 related to the Residential Group’s 2003 reduction of reserves on accrued interest related to reserves for notes receivable from certain syndicated properties;

•	Increase of $6,108,000 on our loss on our equity investment in the New Jersey Nets basketball team, which was purchased on August 16, 2004;

•	Increase of $4,087,000 in interest expense as a result of the issuance of $100,000,000 senior notes in February of 2004; and

•	Decrease of $3,897,000 related to the 2003 gains on disposition of three consolidated properties, Laurels, a 520-unit apartment community located in Justice, Illinois, Vineyards, a 336-unit apartment community located in Broadview Heights, Ohio, and Trowbridge, a 305-unit apartment community, located in Southfield, Michigan.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, interest income, equity in earnings (loss) of unconsolidated entities, operating expenses and interest expense incurred by each segment for the years ended January 31, 2006, 2005 and 2004, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$752,710	$691,700	$566,424
Commercial Group Land Sales	125,938	11,410	18,905
Residential Group	214,258	190,283	134,006
Land Development Group	107,869	92,657	89,458
The Nets	–	–	–
Corporate Activities	–	4	(9)

Total Revenues from Real Estate Operations	$1,200,775	$986,054	$808,784

Interest Income
Commercial Group	$4,614	$7,135	$5,547
Residential Group	3,965	3,444	15,839
Land Development Group	17,716	34,475	721
The Nets	–	–	–
Corporate Activities	1,800	248	552

Total Interest Income	$28,095	$45,302	$22,659

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$24,638	$41,005	$11,215
Residential Group	13,814	7,802	10,192
Land Development Group	41,304	16,454	10,330
The Nets	(24,534)	(10,889)	–
Corporate Activities	(21)	20	14

Total Equity in Earnings of Unconsolidated Entities	$55,201	$54,392	$31,751

Operating Expenses
Commercial Group	$382,032	$344,988	$292,999
Cost of Commercial Group Land Sales	65,675	10,078	17,893
Residential Group	145,219	123,132	87,344
Land Development Group	64,463	55,126	58,474
The Nets	–	–	–
Corporate Activities	36,907	33,952	24,690

Total Operating Expenses	$694,296	$567,276	$481,400

Interest Expense
Commercial Group	$174,324	$157,790	$127,232
Residential Group	46,182	37,488	22,647
Land Development Group	7,606	7,161	3,098
The Nets	–	–	–
Corporate Activities	45,003	35,795	26,583

Total Interest Expense	$273,115	$238,234	$179,560

Commercial Group
Revenues from Real Estate Operations — Revenues from real estate operations for the Commercial Group increased by $175,538,000, or 25.0%, for the year ended January 31, 2006 over the same period in the prior year. This increase was primarily the result of:

•	Increase of $48,716,000 related to new property openings, as noted in the first table below;

•	Increase of $6,147,000 primarily related to an increase in occupancy at Embassy Suites Hotel in Manhattan, New York and an increase in rates in a majority of our entire hotel portfolio;

•	Increase of $114,528,000 related to commercial land sales primarily at Simi Valley in Simi Valley, California, Twelve MetroTech Center in Brooklyn, New York, Wadsworth, Victoria Gardens in Rancho Cucamonga, California, Promenade Bolingbrook in Bolingbrook, Illinois and Salt Lake City; and

•	Increase of $4,528,000 related to the sale of a development project in Las Vegas, Nevada.
These increases were partially offset by the following decrease:

•	Decrease of $22,586,000 related to development fee revenue at Twelve MetroTech Center, that was earned in the prior year and did not recur at the same level.
The balance of the remaining increase in revenues from real estate operations of approximately $24,205,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group increased by $117,781,000, or 20.1%, for the year ended January 31, 2005 over the same period in the prior year. This increase was primarily the result of:

•	Increase of $67,399,000 related to new property openings, as noted in the second table below;

•	Increase $9,552,000 in our hotel portfolio of primarily related to an increase in occupancy and rates;

•	Increase of $10,605,000 in commercial land sales primarily at Antelope Valley in Palmdale, California, Saddle Rock Village in Aurora Colorado, and Northfield at Stapleton in Denver Colorado;

•	Increase of $42,752,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN No. 46 (R): Mall at Robinson in Pittsburgh, Pennsylvania, Mall at Stonecrest in Atlanta, Georgia, and M.K. Ferguson Plaza in Cleveland, Ohio (See the “Variable Interest Entities” section of the MD&A); and

•	Increase of $20,331,000 primarily related to development fee revenue at Twelve MetroTech Center, which was substantially completed during 2004.
These increases were partially offset by the following decreases:

•	Decrease of $18,100,000 related to the sale of land in Queens, New York in 2003; and

•	Decrease of $10,318,000 related to insurance proceeds at the Embassy Suites Hotel in Manhattan, New York recognized in 2003.
The balance of the remaining decrease in revenues from real estate operations of approximately $4,440,000 was generally due to fluctuations in mature properties.

Operating and Interest Expenses — Operating expenses increased $92,641,000, or 26.1%, for the year ended January 31, 2006 over the same period in the prior year. This increase was primarily the result of:

•	Increase of $17,593,000 related to new property openings, as noted in the first table below;

•	Increase of $4,667,000 primarily related to an increase in occupancy at Embassy Suites Hotel in Manhattan, New York;

•	Increase of $55,597,000 related to commercial land sales primarily at Simi Valley, Twelve MetroTech Center, Wadsworth, Victoria Gardens, Promenade Bolingbrook, and Salt Lake City;

•	Increase of approximately $1,542,000 related to the Commercial Group’s allocated share of a write-off of a portion of our enterprise resource planning project; and

•	Increase of $2,836,000 related to non-capitalizable promotional costs for new development projects.
These increases were partially offset by the following decrease:

•	Decrease of $6,460,000 in project write-offs of abandoned development projects.
The balance of the remaining increase in operating expenses of approximately $16,866,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses increased $44,174,000, or 14.2%, for the year ended January 31, 2005 over the same period in the prior year. This increase in operating expenses was primarily the result of:

•	Increase of $22,532,000 related to new property openings, as noted in the second table below;

•	Increase of $428,000 in our hotel portfolio primarily related to an increase in occupancy;

•	Increase of $19,411,000 related to the consolidation of the following entities that were not previously consolidated prior to the implementation of FIN 46 No. 46 (R): Mall at Robinson, Mall at Stoncecrest, and M.K Ferguson Plaza; and

•	Increase of $9,691,000 related to commercial land sales primarily at Antelope Valley, Saddle Rock Village, and Northfield at Stapleton.
These increases were partially offset by the following decrease:

•	Decrease of $17,605,000 related to the sale of land in Queens, New York in 2003.
The balance of the remaining increase in operating expenses of approximately $9,717,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $16,534,000, or 10.5%, during the year ended January 31, 2006 compared to the same period in the prior year. The increase is primarily attributable to openings of the properties in the first table listed below. Interest expense for the Commercial Group increased by $30,558,000, or 24.0%, during the year ended January 31, 2005 compared to the same period in the prior year. The increase was primarily attributable to the consolidation of three properties listed above that were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R) and the opening of the properties listed in the second table below.

The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the year ended January 31, 2006 compared to the same period in the prior year (dollars in thousands):

				Revenue
				from Real
		Quarter/Year	Square	Estate	Operating
Property	Location	Opened/Acquired	Feet	Operations	Expenses

Retail Centers:
Northfield at Stapleton Phase I	Denver, Colorado	Q4-2005	400,000	$330	$264
Simi Valley Town Center	Simi Valley, California	Q3-2005	660,000	4,000	2,632
Saddle Rock Village	Aurora, Colorado	Q1-2005	354,000	900	495
Quartermaster Plaza	Philadelphia, Pennsylvania	Q3-2004	459,000	5,920	1,884
Victoria Gardens	Rancho Cucamonga, California	Q3-2004	1,034,000	19,584	5,211
Atlantic Terminal	Brooklyn, New York	Q2-2004	373,000	2,037	608
Brooklyn Commons	Brooklyn, New York	Q2-2004	151,000	550	(11)

Office Buildings:
Ballston Common Office Center	Arlington, Virginia	Q2-2005	176,000	4,310	1,602
Twelve MetroTech Center (330 Jay Street)	Brooklyn, New York	Q4-2004	177,000	–	929
University of Pennsylvania	Philadelphia, Pennsylvania	Q4-2004	123,000	4,871	882
Atlantic Terminal (2 Hanson Place)	Brooklyn, New York	Q2-2004	399,000	6,214	3,097

Total				$48,716	$17,593

The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the year ended January 31, 2005 compared to the same period in the prior year (dollars in thousands):

				Revenue
				from Real
		Quarter/Year	Square	Estate		Operating
Property	Location	Opened	Feet	Operations		Expenses

Retail Centers:
Quartermaster Plaza	Philadelphia, Pennsylvania	Q3-2004	459,000	$1,435		$500
Victoria Gardens	Rancho Cucamonga, California	Q3-2004	1,034,000	4,857		2,308
Atlantic Terminal	Brooklyn, New York	Q2-2004	373,000	7,947		3,490
Brooklyn Commons	Brooklyn, New York	Q2-2004	151,000	1,651		43
Short Pump Town Center (1)	Richmond, Virginia	Q3-2003	1,251,000	19,881		7,106

Office Buildings:
University of Pennsylvania	Philadelphia, Pennsylvania	Q4-2004	123,000	2,431		872
Twelve MetroTech Center	Brooklyn, New York	Q4-2004	177,000	–	(2)	–	(2)
Atlantic Terminal	Brooklyn, New York	Q2-2004	399,000	9,303		2,724
Harlem Center	Manhattan, New York	Q4-2003	146,000	3,394		1,245
Fifteen MetroTech Center	Brooklyn, New York	Q2-2003	653,000	12,619		3,692
40 Landsdowne Street	Cambridge, Massachusetts	Q2-2003	215,000	3,881		552

Total				$67,399		$22,532

(1)	This property was consolidated in accordance with FIN No. 46 (R) effective February 1, 2004.
(2)	This property opened in January 2005.
Residential Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Residential Group increased by $23,975,000, or 12.6%, during the year ended January 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:

•	Increase of $7,145,000 related to new property openings, as noted in the first table below;

•	Increase of $4,896,000 related to fees earned from the new management of U.S. Navy family housing at Hawaii’s Pearl Harbor and in Midwest Chicago;

•	Increase of $4,882,000 related to an increase in occupancy primarily at the following properties: Mount Vernon Square in Alexandria, Virginia, Grand in North Bethesda, Maryland, One Franklintown in Philadelphia, Pennsylvania, and Sterling Glen of Darien in Darien, Connecticut;

•	Increase of $3,125,000 due to the consolidation of three properties previously accounted for on the equity method of accounting as a result of the buyout of a partner on these properties; and

•	Increase of $805,000 related to a land sale at Tobacco Row.
These increases were partially offset by the following decrease:

•	Decrease of $1,100,000 from the sale of a parcel of land in Salem, Massachusetts in the prior year.
The balance of the remaining increase of approximately $4,222,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Residential Group increased by $56,277,000, or 42.0%, during the year ended January 31, 2005 compared to the same period in the prior year. This increase was primarily the result of:

•	Increase of $7,018,000 related to new property openings and acquisitions, as noted in the second table below;

•	Increase of $22,989,000 due to the consolidation of three properties previously accounted for on the equity method of accounting as a result of the buyout of a partner on these properties;

•	Increase of $15,416,000 due to the consolidation of five properties previously accounted for on the equity method of accounting as a result of an amendment to the partnership agreements;

•	Increase of $22,547,000 due to the consolidation of seven properties that were unconsolidated prior to the implementation of FIN No. 46 (R); and

•	Increase of $1,100,000 from the sale of a parcel of land in Salem, Massachusetts.
These increases were partially offset by the following decreases:

•	Decrease of $3,517,000 related to the recognition in the prior comparable period of interest income from a participating note receivable;

•	Decrease of $6,191,000 due to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R); and

•	Decrease of $3,113,000 from the sale of a parcel of land in Long Island, New York.
The balance of the remaining increase of approximately $28,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses – Operating expenses for the Residential Group increased by $22,087,000, or 17.9%, during the year ended January 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:

•	Increase of $8,151,000 related to new property openings, as noted in the first table below;

•	Increase of $1,860,000 from damages incurred at Emerald Palms in Miami, Florida and Forest Trace in Lauderhill, Florida from hurricanes Katrina and Wilma;

•	Increase of $1,590,000 related to three properties previously accounted for under the equity method of accounting as a result of the buyout of the partner on these properties;

•	Increase of $1,022,000 related to marketing expenses for the following properties under construction: Sterling Glen of Roslyn in Roslyn, New York, Dallas Mercantile in Dallas, Texas; Sky 55 and 1251 S. Michigan, both located in Chicago, Illinois.

•	Increase of $908,000 related to Residential Group’s allocated share of a write-off of a portion of our enterprise resource planning project;

•	Increase of $654,000 related to management expenditures associated with military housing fee income; and

•	Increase of $291,000 related to a land sale at Tobacco Row.
These increases were partially offset by the following decrease:

•	Decrease of $661,000 related to the sale of a parcel of land in Salem, Massachusetts in the prior year.
The balance of the remaining increase of approximately $8,272,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $35,788,000, or 41.0%, during the year ended January 31, 2005 compared to the same period in the prior year. This increase was primarily the result of:

•	Increase of $12,823,000 related to seven properties that were unconsolidated prior to the implementation of FIN No. 46 (R);

•	Increase of $11,483,000 related to three properties previously accounted for under the equity method of accounting as a result of the buyout of the partner on these properties;

•	Increase of $7,143,000 related to five properties previously accounted for on the equity method of accounting as the result of an amendment to the partnership agreements;

•	Increase of $6,012,000 related to new property openings and acquisitions, as noted in the second table below; and

•	Increase of $661,000 related to the sale of a parcel of land in Salem, Massachusetts.
These increases in operating expenses were partially offset by the following decreases:

•	Decrease of $3,769,000 relating to the deconsolidation of five properties that were consolidated prior to the implementation of FIN No. 46 (R);

•	Decrease of $3,554,000 related to the sale of a parcel of land in Long Island, New York; and

•	Decrease of $961,000 in project write-offs of abandoned development projects compared to the prior year.
The balance of the remaining increase of approximately $5,950,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $8,694,000, or 23.2%, during the year ended January 31, 2006 compared to the same period in the prior year. The increase is primarily attributable to openings of properties in the first table below and an increase in variable interest rates. Interest expense for the Residential Group increased by $14,841,000, or 65.5%, during the year ended January 31, 2005 compared to the same period in the prior year. Interest expense increased by $4,472,000 due to the consolidation of several properties that were previously accounted for on the equity method of accounting and $5,797,000 related to properties that were previously unconsolidated prior to the implementation of FIN No. 46 (R). The remaining increase of $4,572,000 is primarily attributable to openings and acquisitions of properties in the second table below.

The following table presents the increases in revenue and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the year ended January 31, 2006 compared to the same period in the prior year (dollars in thousands):

					Revenue
					from
		Quarter/Year	Number		Real Estate	Operating
Property	Location	Opened/Acquired	of Units		Operations	Expenses

Sterling Glen of Lynbrook	Lynbrook, New York	Q4-2005	100		$656	$1,306
100 Landsdowne Street	Cambridge, Massachusetts	Q3-2005	203		369	1,411
Ashton Mill	Providence, Rhode Island	Q3-2005	193		282	985
Metro 417	Los Angeles, California	Q2-2005	277		501	1,437
23 Sidney Street	Cambridge, Massachusetts	Q1-2005	51		427	565
Emerald Palms Expansion	Miami, Florida	Q2-2004	86		719	302
East 29th Avenue Town Center	Denver, Colorado	Q1-2004	156	(1)	1,202	638
Sterling Glen of Rye Brook	Rye Brook, New York	Q1-2004	165		2,989	1,507

Total					$7,145	$8,151

(1)	Project also includes 141,000 square feet (57,000 square feet of owned/managed by us) of retail and 34,000 square feet of office space, which is included in the amounts above.
The following table presents the increases in revenue and operating expenses incurred by the Residential Group for newly-opened or acquired properties for the year ended January 31, 2005 compared to the same period in the prior year (dollars in thousands):

						Revenue
						from
		Quarter/Year		Number		Real Estate	Operating
Property	Location	Opened/Acquired		of Units		Operations	Expenses

Emerald Palms Expansion	Miami, Florida	Q2-2004		86		$430	$191
East 29th Avenue Town Center	Denver, Colorado	Q1-2004		156	(2)	2,322	1,419
Sterling Glen of Rye Brook	Rye Brook, New York	Q1-2004		165		2,404	3,594
Consolidated-Carolina	Richmond, Virginia	Q2-2003		158		1,320	495
Federally Assisted Housing (FAH) Properties
Grove	Ontario, California	Q3-2003	(1)	101		490	218
Independence Place II	Parma Heights, Ohio	Q1-2003	(1)	201		55	53
Plymouth Square	Detroit, Michigan	Q1-2003	(1)	280		(3)	42
Total						$7,018	$6,012

(1)	Acquired property
(2)	Project also includes 141,000 total square feet (57,000 square feet of owned/managed by us) of retail and 34,000 square feet of office space, which is included in the amounts above.
Land Development Group
Revenues from real estate operations – Land sales and the related gross margins vary from period to period depending on market conditions relating to the disposition of significant land holdings. Interest income for the Land Development Group is discussed beginning on page 44. Revenues from real estate operations for the Land Development Group increased by $15,212,000 for the year ended January 31, 2006 compared to the same period in the prior year. This increase is primarily the result of:

•	Increase of $14,444,000 in land sales at Stapleton in Denver, Colorado;

•	Increase of $6,758,000 in land sales at Suncoast Lakes in Pasco County, Florida; and

•	Increase of $5,170,000 in land sales primarily at three major land development projects, Waterbury in North Ridgeville, Ohio, LaDue Reserve in Mantua, Ohio and New Haven in Barberton, Ohio, combined with several smaller sales increases at various land development projects.

These increases were partially offset by the following decrease:

•	Decrease of $11,160,000 primarily at five major land development projects, Central Station in Chicago, Illinois, Mill Creek in Bethel Township, South Carolina, Thornbury in Solon, Ohio, Creekstone in Copley, Ohio and Wheatfield Lakes in Wheatfield, New York, combined with several smaller sales decreases at various other land development projects.
Revenues from real estate operations for the Land Development Group increased by $3,199,000 for the year ended January 31, 2005 compared to the same period in the prior year. This increase is primarily the result of:

•	Increase of $13,237,000 in land sales primarily at four major land development projects, Central Station, Waterbury, Creekstone and Suncoast Lakes, combined with several smaller sales increases at various land development projects;

•	Increase of $12,951,000 in land sales at Stapleton; and

•	Increase of $8,258,000 in land sales related to the consolidation of the Thornbury land development project that was previously accounted for on the equity method of accounting prior to the implementation of FIN No. 46 (R).
These increases were partially offset by the following decreases:

•	Decrease of $30,000,000 related to the 2003 sale of the Hawk’s Haven subdivision in Fort. Myers, Florida; and

•	Decrease of $1,247,000 which is comprised of smaller sales decreases at various land development projects.
Operating and Interest Expenses – Operating expenses increased by $9,337,000 for the year ended January 31, 2006 compared to the same period in the prior year. This increase is primarily the result of:

•	Increase of $7,974,000 primarily at four major land development projects, Central Station, LaDue Reserve, Waterbury, and New Haven,combined with several smaller expense increases at various land development projects;

•	Increase of $5,581,000 at Stapleton; and

•	Increase of $3,545,000 at Suncoast Lakes.
These increases were partially offset by the following decrease:

•	Decrease of $7,763,000 primarily at three major land development projects, Thornbury, Wheatfield Lake and Creekstone combined with several other expense decreases at various land development projects.
Operating expenses decreased by $3,348,000 during the year ended January 31, 2005 compared to the same period in the prior year. This decrease was primarily the result of:

•	Decrease of $17,000,000 related to cost of the Hawk’s Haven subdivision sold in 2003; and

•	Decrease of $3,601,000, which is comprised of smaller expense decreases at various land development projects.
These decreases were partially offset by the following increases:

•	Increase of $12,211,000 primarily related to four major land development projects, Stapleton, Waterbury, Creekstone and Suncoast Lakes, combined with several smaller increases at various land development projects; and

•	Increase of $5,042,000 related to the consolidation of the Thornburyland development project that was previously accounted for on the equity method of accounting prior to the implementation of FIN No. 46 (R).
Interest expense increased by $445,000 for the year ended January 31, 2006 compared to the same period in the prior year. Interest expense increased by $4,063,000 for the year ended January 31, 2005 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

The Nets
Our equity investment in the Nets incurred a pre-tax loss of $24,534,000 for the year ended January 31, 2006 and a pre-tax loss of $10,889,000 for the period August 16, 2004 (inception) through January 31, 2005 representing an increase of $13,645,000 over the partial period of the previous year. This increase in the loss substantially relates to the fact that the Nets investment closed on August 16, 2004, with fiscal year 2004 results reflecting a shortened period compared to fiscal year 2005.
Included in the loss for the year ended January 31, 2006 is approximately $16,213,000 of amortization, at our share, of certain assets related to the purchase of the team and insurance premiums purchased on policies related to the standard indemnification required by the NBA. The remainder of the loss substantially relates to the operations of the team. The basketball team’s current year cash losses have been funded by draws on the team’s credit facilities.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased $2,955,000 in 2005 compared to 2004 and increased $9,262,000 in 2004 compared to 2003. The increase in operating expenses in 2005 over 2004 includes a $1,000,000 charitable contribution to the Tulane University Katrina Relief Fund. The increase is also attributable to $2,600,000 in incentive costs, $560,000 related to the write-off of a portion of enterprise resource planning project, $360,000 related to our insurance program, $177,000 related to registration costs of the stock split and the remaining amount related to general corporate expenses. These increases were partially offset by a reduction of $3,035,000 in costs related to our compliance with Section 404. Operating expenses for 2004 increased over 2003 primarily related to approximately $7,200,000 in consulting fees related to our compliance with Section 404, $800,000 related to our insurance program, $400,000 in incentive and severance costs and the remaining amount related to general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see the “Financial Condition and Liquidity” section of the MD&A). Interest expense increased by $9,208,000 in 2005 compared to 2004 primarily related to the issuance of an additional $150,000,000 of senior notes at 6.5% in a public offering in January 2005. Interest expense increased by $9,212,000 in 2004 compared to 2003 primarily related to the issuance of senior notes of $300,000,000 at 7.625% and $100,000,000 at 7.375% in public offerings in May 2003 and February 2004, respectively.
Other Activity
The following items are discussed on a consolidated basis.
Interest Income
Interest income was $28,095,000 for the year ended January 31, 2006 compared to $45,302,000 for the year ended January 31, 2005 representing a decrease of $17,207,000. This decrease was primarily the result of the following:

–	Land Development Group

•	Decrease of $25,262,000 related to the recognition of income on Stapleton Land, LLC’s, a consolidated subsidiary, retained interest in a trust holding bonds of $145,000,000. As the bonds were successfully removed from the trust, Stapleton Land, LLC recognized $25,262,000 of interest income during the year ended January 31, 2005. Of this amount, $22,870,000 was recognized in other comprehensive income, but deferred under the cost recovery method, until 2004 upon receipt of the proceeds. Stapleton Land, LLC is not obligated to pay, nor is it entitled to, any further amounts related to this retained interest (see the “Financing Arrangements” section of the MD&A); and

•	Decrease of $408,000 related to interest income earned by Stapleton Land II, LLC on the Residual Interest Tax-Exempt Securities Receipts (“RITES”) and the collateral (see the “Financing Arrangements” section of the MD&A).

These decreases were partially offset by the following increases:

–	Land Development Group

•	Increase of $516,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”) (see the “Financing Arrangements” section of the MD&A);

•	Increase of $5,618,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the Denver Urban Renewal Authority (“DURA”) bonds (see the “Financing Arrangements” section of the MD&A);

•	Increase of $2,546,000 related to interest income and changes in the fair value of a derivative held by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds (see the “Financing Arrangements” section of the MD&A); and

•	Increase of $466,000 related to interest income earned by Stapleton Land, LLC’s other financing arrangements.

–	Corporate Activities

•	Increase of $1,543,000 which primarily relates to additional cash investments generated from the issuance of $150,000,000 6.50% senior notes in January 2005.
The balance of the remaining decrease of approximately $2,226,000 was due to other general investing activities.
Interest income was $45,302,000 for the year ended January 31, 2005 compared to $22,659,000 for the year ended January 31, 2004 representing an increase of $22,643,000. This increase was primarily the result of the following:

•	Increase of $25,262,000 related to the recognition of income on Stapleton Land, LLC’s retained interest in a trust holding bonds totaling $145,000,000. As the bonds were successfully removed from the trust, Stapleton Land, LLC recognized $25,262,000 of interest income during the year ended January 31, 2005. Stapleton Land, LLC is not obligated to pay, nor is entitled to, any further amounts related to this retained interest;

•	Increase of $4,055,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 TIF bonds;

•	Increase of $3,078,000 related to interest income earned by Stapleton Land II, LLC on the RITES and the collateral;

•	Increase of $813,000 related to interest income earned by Stapleton Land, LLC on the DURA bonds; and

•	Increase of $670,000 related to interest income related to Stapleton Land, LLC’s other financing arrangements.
These increases were partially offset by the following decrease:

–	Residential Group

•	Decrease of $12,201,000 related to a prior year reduction of reserves on accrued interest related to reserves for notes receivable from certain syndicated properties.
The balance of the remaining increase of approximately $966,000 was due to other general investing activities.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $55,201,000 for the year ended January 31, 2006 compared to $54,392,000 for the year ended January 31, 2005, representing an increase of $809,000. This increase was primarily the result of the following activities that occurred within our investments in unconsolidated entities:

–	Commercial Group

•	Increase of $13,145,000 related to our portion of the gain on disposition of Showcase, a specialty retail center located in Las Vegas, Nevada.

–	Residential Group

•	Increase of $5,352,000 related to our portion of the gain on disposition of Colony Place, an apartment community located in Fort Myers, Florida; and

•	Increase of $2,526,000 related to our portion of the gain on disposition of Flower Park Plaza, an apartment community located in Santa Ana, California.

–	Land Development Group

•	Increase of $11,416,000 related to increased land sales at Central Station, located in Chicago, Illinois;

•	Increase of $10,566,000 related to increased land sales at Grass Farms, located in Manatee County, Florida; and

•	Increase of $3,528,000 related to increased land sales at Gladden Farms, located in Marana, Arizona.
These increases were partially offset by the following decreases:

–	Commercial Group

•	Decrease of $31,996,000 related to our portion of the gains on disposition of Chapel Hill Mall, a regional mall located in Akron, Ohio, Chapel Hill Suburban, a specialty retail center located in Akron, Ohio, and Manhattan Town Center, a regional mall located in Manhattan, Kansas, that occurred in the second quarter of 2004.

–	The Nets

•	Decrease of $13,645,000 due to the pre-tax loss related to our equity investment in the Nets. Included in the loss for 2005 is approximately $16,213,000 of amortization of certain assets related to the purchase of the team and insurance premiums purchased on policies related to the standard indemnification required by the NBA. The basketball team’s current year cash losses have been funded by draws on the team’s credit facilities.
The balance of the remaining decrease of approximately $83,000 was due to fluctuations in the operations of equity method investments.
Equity in earnings of unconsolidated entities was $54,392,000 for the year ended January 31, 2005 compared to $31,751,000 for the year ended January 31, 2004 representing an increase of $22,641,000. This increase was primarily the result of the following:

–	Commercial Group

•	Increase of $28,858,000 related to our portion of the gain on disposition of Chapel Hill Mall and Chapel Hill Suburban; and

•	Increase of $3,138,000 related to our portion of the gain on disposition of Manhattan Town Center Mall.

–	Residential Group

•	Increase of $3,573,000 related to our portion of the loss on disposition in 2003 of Waterford Village, an apartment community located in Indianapolis, Indiana that did not recur in 2004.

–	Land Development Group

•	Increase of $5,677,000 in land sales primarily at two major land development projects, Central Station and Sweetwater Ranch in Austin, Texas, combined with several smaller sales increases at various land development projects; and

•	Increase of $4,621,000 related to a non-recurring charge for the provision for decline in real estate recorded on a land development project in the fourth quarter of 2003. This impairment was the result of changes in our estimate of the project’s net realizable value due to changes in sales projections as well as changes in our estimate of the overall recoverability of the project. This did not recur in 2004.
These increases were partially offset by the following decreases:

–	Commercial Group

•	Decrease of $1,140,000 related to the consolidation of Mall at Robinson in Pittsburgh, Pennsylvania, Short Pump Town Center in Richmond, Virginia and Mall at Stonecrest in Atlanta, Georgia, which were previously accounted for under the equity method of accounting prior to the implementation of FIN No. 46 (R).

–	Residential Group

•	Decrease of $6,042,000 due to the consolidation of ten properties in the third quarter of 2003, which were previously accounted for on the equity method of accounting resulting from the amending of partnership agreements.

–	Land Development Group

•	Decreases of $5,146,000 in land sales primarily at two major land development projects, Paseo del Este in El Paso, Texas, and Seven Hills in Henderson, Nevada, combined with several smaller sales decreases at various land development projects.

–	The Nets

•	Decrease of $10,889,000 due to the pre-tax loss related to our investment in the Nets. The loss primarily relates to amortization of certain assets related to the purchase of the team in August 2004 and insurance premiums purchased on policies related to the standard indemnification required by the NBA.
The balance of the remaining decrease of approximately $9,000 was due to fluctuations in the operations of equity method investments.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the years ended January 31, 2006, 2005 and 2004, we recorded amortization of mortgage procurement costs of $12,547,000, $13,427,000 and $9,548,000, respectively. Amortization of mortgage procurement costs decreased $880,000 for the year ended January 31, 2006 compared to the same period in the prior year. Amortization of mortgage procurement costs increased $3,879,000 for the year ended January 31, 2005 compared to the same period in the prior year. This increase is primarily attributable to the increase in nonrecourse mortgage debt as a result of the openings of new properties as well as the consolidation of several entities as a result of the implementation of FIN No. 46 (R) (see the “Variable Interest Entities” section of the MD&A).
Early Extinguishment of Debt
For the years ended January 31, 2006 and 2005, we recorded $7,415,000 and $5,082,000, respectively, as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of nonrecourse mortgage debt in order to secure more favorable financing terms. For the year ended January 31, 2004, we recorded $10,718,000 as loss on early extinguishment of debt. This amount was primarily the result of the payment in full of our $200,000,000 8.5% senior notes due in 2008 at a premium of 104.25% for a loss on extinguishment of $8,500,000 related to a redemption premium and approximately $3,000,000 related to the write-off of unamortized debt issue costs. These charges were offset, in part, by net gains on early extinguishment of debt of approximately $800,000 on several residential properties.

The following table summarizes early extinguishment of debt included in discontinued operations.

		Years Ended January 31,

		2006	2005	2004

		(in thousands)
Enclave	San Jose, California	$948	$–	$–
Ranchstone	Denver, Colorado	565	–	–
Cherrywood Village	Denver, Colorado	546	–	–
Hilton Times Square	Manhattan, New York	510	–	–
Bridgewater	Hampton, Virginia	–	1,557	–
Trellis at Lee’s Mill	Newport News, Virginia	–	624	–
Woodlake	Silver Spring, Maryland	–	238	–
Regency Towers	Jackson, New Jersey	–	157	–
Laurels	Justice, Illinois	–	–	145
Vineyards	Broadview Heights, Ohio	–	–	45

Total		$2,569	$2,576	$190

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
We recorded a provision for decline in real estate of $7,874,000, $-0- and $2,134,000 for the years ended January 31, 2006, 2005 and 2004, respectively. For the year ended January 31, 2006, we recorded a provision for decline in real estate in the Land Development Group of $1,330,000 related to Rockport Square, a 174,000 square-foot residential and retail development project located in Lakewood, Ohio, a provision of $256,000 related to Syracuse Village, an affordable housing community located in Denver, Colorado and a provision of $188,000 related to Kline’s Farm, a 378 acre planned residential community located in Girard, Ohio. We also recorded a provision of $4,600,000 related to Sterling Glen of Forest Hills, an 84-unit supported living Residential community located in Queens, New York and $1,500,000 related to the Ritz Carlton, a 206 room Commercial hotel located in Cleveland, Ohio.
For the year ended January 31, 2004, we recorded a provision for decline in real estate of $1,624,000 related to land held by the Residential Group and a provision of $510,000 related to G Street, a 13,000 square-foot specialty retail center located in Philadelphia, Pennsylvania. These provisions represent a write down to the estimated fair value, less cost to sell, due to a change in events (which typically include an unexpected sales offer, loss of a significant tenant or decreased unit sales) related to the estimated future cash flows.
Depreciation and Amortization
We recorded depreciation and amortization of $174,792,000, $153,085,000 and $106,249,000 for the years ended January 31, 2006, 2005 and 2004, respectively. Depreciation and amortization increased $21,707,000 for the year ended January 31, 2006, compared to same period in the prior year. This increase is primarily attributable to acquisitions and new property openings. Depreciation and amortization increased $46,836,000 for the year ended January 31, 2005, compared to the same period in the prior year. This increase is primarily attributable to the consolidation of several entities as a result of the implementation of FIN No. 46(R) (see the “Variable Interest Entities” section of the MD&A), and the consolidation of several Residential properties that were previously accounted for on the equity method due to amendments in the partnership agreements or the buyout of the partner. The remainder of the increase is attributable to acquisitions and new property openings.
Income Taxes
Income tax expense totaled $23,238,000, $39,913,000 and $25,532,000 for the years ended January 31, 2006, 2005 and 2004, respectively. Income tax expense decreased for the year ended January 31, 2006 compared to the same period in the prior year due to a state of Ohio tax law change enacted on June 30, 2005 that replaced the Ohio income-based franchise tax and the Ohio personal property tax with a commercial activity tax. As a result of the state of Ohio tax law change, there was a decrease in the Company’s effective state tax rate. The impact of the tax rate change of approximately $10,000,000 is reflected as a deferred tax benefit in the Consolidated Statements of Earnings for the year ended January 31, 2006 and as a reduction of the cumulative deferred tax liability. At January 31, 2006, we had a net operating loss carryforward for tax purposes of $110,229,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2026, a charitable contribution deduction carryforward of $33,747,000 that will expire in the years ending January 31, 2007 through January 31, 2011, general business credit carryovers of $11,765,000 that will expire in the years ending January 31, 2007 through 2026 and an alternative minimum tax (“AMT”) credit carryforward of $26,867,000 that is available until used to reduce Federal tax to the AMT amount. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the years ended January 31, 2006, 2005 and 2004. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. We anticipate reinvesting the capital proceeds from this disposition as further described in the Financial Condition and Liquidity Section of the MD&A on page 56. We do not expect the disposition of Hilton Times Square Hotel to have a material impact on our operations.
Summarized financial information for Hilton Times Square Hotel’s assets, liabilities and minority interest that were held for sale as of January 31, 2006 were as follows:

January 31,
206

(in thousands)
Assets
Real estate	$101,374
Cash and equivalents	2,854
Restricted cash	2,808
Notes and accounts receivable, net	3,154
Other assets	3,030

Total Assets	$113,220

Liabilities
Mortgage debt, nonrecourse	$81,133
Notes payable	15,000
Accounts payable and accrued expenses	14,421

Total Liabilities	110,554

Minority interest	3,843

Total Liabilities and Minority Interest	$114,397

The following table lists the formerly consolidated rental properties included in discontinued operations.

	Square Feet/	Quarter/
	Number	Year	Year Ended	Year Ended	Year Ended
Property Location	of Units	Disposed	1/31/2006	1/31/2005	1/31/2004

Commercial Group:
Hilton Times Square Manhattan, New York	444 rooms	Q-1 2006	Yes	Yes	Yes
Flatbush Avenue Brooklyn, New York	142,000 square feet	Q-3 2004	–	Yes	Yes
Pavilion San Jose, California	250,000 square feet	Q-3 2004	–	Yes	Yes
Hunting Park Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	–	Yes	Yes
Residential Group:
Enclave San Jose, California	637 units	Q-4 2005	Yes	Yes	Yes
Cherrywood Village Denver, Colorado	360 units	Q-3 2005	Yes	Yes	Yes
Ranchstone Denver, Colorado	368 units	Q-3 2005	Yes	Yes	Yes
Arboretum Place Newport News, Virginia	184 units	Q-4 2004	–	Yes	Yes
Bridgewater Hampton, Virginia	216 units	Q-4 2004	–	Yes	Yes
Colony Woods Bellevue, Washington	396 units	Q-4 2004	–	Yes	Yes
Silver Hill Newport News, Virginia	153 units	Q-4 2004	–	Yes	Yes
Trellis at Lee’s Mill Newport News, Virginia	176 units	Q-4 2004	–	Yes	Yes
Regency Towers Jackson, New Jersey	372 units	Q-3 2004	–	Yes	Yes
Woodlake Silver Spring, Maryland	534 units	Q-1 2004	–	Yes	Yes
Laurels Justice, Illinois	520 units	Q-3 2003	–	–	Yes
Vineyards Broadview Heights, Ohio	336 units	Q-3 2003	–	–	Yes
Trowbridge Southfield, Michigan	305 units	Q-1 2003	–	–	Yes
In addition, our Lumber Group strategic business unit was included in discontinued operations for the years ended January 31, 2005 and 2004. Lumber Group was a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the new construction industry and to home remodelers.
Substantially all of the assets of the Lumber Group were sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price will be paid in four annual installments with payments commencing November 12, 2006. In the year ended January 31, 2005, we reported a gain on disposition of this segment of $20,920,000 ($11,501,000, net of tax) net of $1,093,000 loss related to the sale of Babin. We have deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain and any interest income will be recognized as the note receivable principal and interest are collected.

The operating results related to discontinued operations were as follows:

	Year Ended
	January 31, 2006	Year Ended January 31, 2005

	Rental	Lumber	Rental
	Properties	Group	Properties	Total
	(in thousands)

		(in thousands)
Revenues	$61,609	$111,516	$74,554	$186,070
Expenses
Operating expenses	43,998	97,235	49,930	147,165
Interest expense	12,186	3,633	17,652	21,285
Amortization of mortgage procurement costs	703	–	1,006	1,006
Loss on early extinguishment of debt	2,569	–	2,576	2,576
Depreciation and amortization	6,578	1,272	11,002	12,274

	66,034	102,140	82,166	184,306

Interest income	341	14	283	297
Gain on disposition of rental properties and Lumber Group	43,198	20,920	71,325	92,245

Earnings before income taxes	39,114	30,310	63,996	94,306

Income tax expense (benefit)
Current	(4,223)	9,703	3,155	12,858
Deferred	18,529	4,561	20,660	25,221

	14,306	14,264	23,815	38,079

Earnings before minority interest	24,808	16,046	40,181	56,227
Minority interest	2,093	–	3,768	3,768

Net earnings from discontinued operations	$22,715	$16,046	$36,413	$52,459

	Year Ended January 31, 2004

	Lumber	Rental
	Group	Properties	Total

	(in thousands)
Revenues	$123,238	$72,786	$196,024
Expenses
Operating expenses	110,139	49,403	159,542
Interest expense	3,302	16,293	19,595
Amortization of mortgage procurement costs	–	1,377	1,377
Loss on early extinguishment of debt	–	190	190
Provision for decline in real estate	–	1,104	1,104
Depreciation and amortization	1,891	9,347	11,238

	115,332	77,714	193,046

Interest income	11	159	170
Gain on disposition of rental properties and Lumber Group	–	6,769	6,769

Earnings before income taxes	7,917	2,000	9,917

Income tax expense
Current	3,798	527	4,325
Deferred	418	837	1,255

	4,216	1,364	5,580

Earnings before minority interest	3,701	636	4,337
Minority interest	–	(2,088)	(2,088)

Net earnings from discontinued operations	$3,701	$2,724	$6,425

Gain on Disposition of Rental Properties and Lumber Group
The following table summarizes the gain on disposition of Rental Properties and Lumber Group for the years ended January 31, 2006, 2005 and 2004.

		Years Ended January 31,

		(in thousands)
Discontinued Operations:
Enclave (Apartments) (2)	San Jose, California	$33,722	$–	$–
Ranchstone (Apartments) (2)	Denver, Colorado	5,079	–	–
Cherrywood Village (Apartments) (2)	Denver, Colorado	4,397	–	–
Regency Towers (Apartments) (2)	Jackson, New Jersey	–	25,390	–
Lumber Group (1)	Portland, Oregon	–	20,920	–
Woodlake (Apartments) (2)	Silver Spring, Maryland	–	19,499	–
Bridgewater (Apartments)	Hampton, Virginia	–	7,161	–
Colony Woods (Apartments) (2)	Bellevue, Washington	–	5,193	–
Pavilion (Office Building)	San Jose, California	–	4,222	–
Trellis at Lee’s Mill (Apartments)	Newport News, Virginia	–	3,444	–
Hunting Park (Specialty Retail Center)	Philadelphia, Pennsylvania	–	2,176	–
Flatbush Avenue (Specialty Retail Center) (2)	Brooklyn, New York	–	2,060	–
Arboretum (Apartments)	Newport News, Virginia	–	2,047	–
Silver Hill (Apartments)	Newport News, Virginia	–	133	–
Laurels (Apartments) (2)	Justice, Illinois	–	–	4,249
Vineyards (Apartments) (2)	Broadview Heights, Ohio	–	–	2,109
Trowbridge (Supported-Living Community)	Southfield, Michigan	–	–	538
Other		–	–	(127)

Total		$43,198	$92,245	$6,769

(1)	Net of $1,093 loss on the disposition of Babin Building Centers, Inc.
(2)	Sold in a tax-deferred exchange. The proceeds are reinvested through a qualified intermediary in replacement assets under Section 1031 of the Internal Revenue Code.
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. Any changes in fair value that are other than temporary are recognized in the period such decrease has occurred. The following table summarizes the Company’s proportionate share of gains (losses) on equity method investments disposed of during the years ended January 31, 2006, 2005 and 2004, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings.

		Years Ended January 31,

		(in thousands)
Showcase (Specialty Retail Center)	Las Vegas, Nevada	$13,145	$–	$–
Colony Place (Apartments)	Fort Myers, Florida	5,352	–	–
Flower Park Plaza (Apartments)	Santa Ana, California	2,526	–	–
Chapel Hill Mall (Regional Mall)	Akron, Ohio	–	27,943	–
Manhattan Town Center Mall (Regional Mall)	Manhattan, Kansas	–	3,138	–
Chapel Hill Suburban (Specialty Retail Center)	Akron, Ohio	–	915	–
Waterford Village (Apartments)	Indianapolis, Indiana	–	–	(3,573)

Total		$21,023	$31,996	$(3,573)

Cumulative Effect of Change in Accounting Principle
For the year ended January 31, 2005, we recorded a charge for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings of $18,628,000 ($11,261,000 net of tax). This charge consisted primarily of accumulated depreciation and amortization expense, net of minority interest, of the newly-consolidated VIEs which were previously accounted for on the cost method. See the “Variable Interest Entities” section of the MD&A for further information.
The overall impact resulting from the adoption of FIN No. 46 (R) to the Commercial Group was a pre-tax charge of $789,000 from the consolidation of a development project located in Las Vegas, Nevada that was previously accounted for under the equity method of accounting.
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

FINANCIAL CONDITION AND LIQUIDITY
We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Our principal sources of funds are cash provided by operations, our long-term credit facility, refinancings of nonrecourse mortgage debt, dispositions of mature properties and proceeds from the issuance of senior notes. Our principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for our existing portfolio, payments on nonrecourse mortgage debt, payments on our long-term credit facility and retirement of senior notes previously issued. The discussion below under Bank Revolving Credit Facility and Senior and Subordinated Debt outline recent events that have significantly enhanced our liquidity and financial flexibility which will be important in our efforts to continue to develop and acquire quality real estate assets.
Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules which substantially modify the registration, communications and offering procedures under the Securities Act of 1933. These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are a WKSI as of January 31, 2006. In the meantime, we may still issue securities under our existing shelf registration statement described below.
Bank Revolving Credit Facility
On March 22, 2004, we increased the availability under our bank revolving credit facility to $450,000,000. The revolving credit facility provided for interest rates, at our election, of 2.125% over LIBOR or 1/2% over prime with the last $50,000,000 of borrowings at 2.75% over LIBOR or 3/4 % over prime. The revolving line of credit allowed up to $50,000,000 in outstanding letters of credit or surety bonds.
On April 7, 2005, we amended our bank revolving credit facility. The amendment to the credit facility extends the maturity by one year to March 2008, lowers the borrowing rate to 1.95% over London Interbank Offered Rate (“LIBOR”), eliminates the higher rate tier on the last $50,000,000 of borrowings and contains an accordion provision that allows us to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the next 24 months following the amendment. The amendment also lowers our unused commitment fee from 37.5 basis points on any unused portion to 25 basis points if the revolver usage is less than 50% and 15 basis points if the revolver usage is greater than 50%. The amendment also increases the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 and adds a swing line availability of $40,000,000 for up to three business days.
On January 20, 2006, we further amended the bank revolving credit facility to increase the combined availability of letters of credit or surety bonds by $40,000,000 to $100,000,000. There was $67,071,000 and $41,678,000 in letters of credit and $-0- in surety bonds outstanding at January 31, 2006 and 2005, respectively.
The amended credit facility provides, among other things, for 1) at our election, interest rates of 1.95% over LIBOR or 1/2 % over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flows (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases. At January 31, 2006, retained earnings of $12,817,000 were available for payment of dividends. Under this amended credit facility, this limitation will be reset each March 22 to $30,000,000.
The outstanding balance of the revolving credit facility was $82,500,000 and $-0- at January 31, 2006 and 2005, respectively.
Interest incurred and paid on the bank revolving credit facility was as follows:

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Interest incurred	$3,688	$4,906	$4,645
Interest paid	$3,746	$5,164	$4,386

Senior and Subordinated Debt
Senior Notes
Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at January 31, 2006.
On January 25, 2005, we issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under our shelf registration statement. The proceeds from this offering (net of approximately $4,300,000 of offering costs) were used to repay the outstanding balance under our bank revolving credit facility (see above) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by us, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if we complete one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering under our shelf registration statement. The proceeds from this offering (net of $3,808,000 of offering costs) were used to repay the outstanding term loan balance of $56,250,000 under our previous credit facility and for general working capital purposes. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.
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
Subordinated Debt
In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. We evaluated the transfer pursuant to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and have determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, we are the primary beneficiary of this VIE (see the “Variable Interest Entities” section of the MD&A), and the book value (which approximates amortized costs) of the bonds was recorded as a collateralized borrowing with a liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. We have entered into a total rate of return swap (“TRS”) for the benefit of these bonds that expires on September 15, 2008. Under this TRS, we receive a rate of 8.25% and pay the Bond Market Association (“BMA”) plus a spread (1.15% through September 2006 and 0.90% thereafter.) Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.

The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Interest incurred	$41,845	$31,749	$24,118
Interest paid	$36,971	$29,905	$26,822
Financing Arrangements
Collateralized Borrowings
In 2001, Stapleton Land, LLC, a subsidiary of Forest City Rental Properties Corporation, purchased $75,000,000 in TIF bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds that began in August 2004 and had a call option on the TIF bonds that began in August 2003. In the event the Bonds were not removed from the Trust, we had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land, LLC was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees and credit enhancement fees (the “Retained Interest”).
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
In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by DURA, and the $70,000,000 revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust through a third party purchase. Upon removal of the $70,000,000 revenue bonds from the Trust, the third party deposited the bonds into a special-purpose entity (the “Entity”). As the TIF and revenue bonds were successfully removed from the Trust, Stapleton Land, LLC recognized $25,262,000 ($13,745,000 net of tax and minority interest) of interest income for the year ended January 31, 2005 in the Consolidated Statements of Earnings upon receipt of the Retained Interest. Of this amount, the fair value of $22,870,000 ($12,445,000 net of tax and minority interest) was recognized in OCI in previous fiscal years and deferred until August 2004 under the cost recovery method of revenue recognition. The remaining amount of $2,392,000 ($1,300,000 net of tax and minority interest) was earned and recognized during the year ended January 31, 2005. Stapleton Land, LLC is not obligated to pay, nor is entitled to, any further amounts related to this Retained Interest.
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”), which bear interest at a short-term floating rate as determined by the remarketing agent and 2) RITES, which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of ours, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, we contributed additional net collateral of $2,094,000. We have consolidated the collateralized borrowing because of our obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in

July 2005. The revenue bonds of $70,000,000 and the collateral of $12,094,000 were reported as other assets and restricted cash, respectively, in the Consolidated Balance Sheets at January 31, 2005. As the bonds were redeemed in July 2005, there are no balances reported for the revenue bonds or collateral at January 31, 2006. For the year ended January 31, 2006, we recorded approximately $2,670,000 and $1,162,000 of interest income and interest expense, respectively, related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amount, approximately $2,588,000 is interest income on the RITES and $82,000 is interest income on the collateral. For the year ended January 31, 2005, we recorded approximately $3,078,000 and $1,159,000 of interest income and interest expense, respectively, related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amount, approximately $2,958,000 is interest income on the RITES and $120,000 is interest income on the collateral.
On July 13, 2005, the District issued $63,000,000 Senior Limited Property Tax Supported Revenue Refunding Bonds (“Senior Limited Bonds”), Series 2005 and $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005 (collectively, the “2005 Bonds”). Proceeds from the issuance of the 2005 Bonds were used to redeem the $70,000,000 revenue bonds held by the Entity, which were then removed from our Consolidated Balance Sheets. The Entity, in turn, redeemed the outstanding P-FLOATs. As holder of the RITES, Stapleton Land II, LLC was entitled to the remaining capital balances of the Entity after payment of P-FLOAT interest and other program fees. The District used additional proceeds of $30,271,000 to repay developer advances and accrued interest to Stapleton Land, LLC. Stapleton Land II, LLC was refunded $12,060,000 of collateral provided as credit enhancement under this borrowing.
On July 13, 2005, Stapleton Land II, LLC, entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above and in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000, which is recorded as restricted cash in the Consolidated Balance Sheets. For the year ended January 31, 2006, we recorded approximately $516,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, approximately $362,000 is interest income on the Senior Subordinate Bonds and $154,000 is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At January 31, 2006, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and mature in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a forward delivery placement agreement whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. As of January 31, 2006, no draws have been made by the District.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of approximately $7,244,000 at January 31, 2006 and $813,000 at January 31, 2005, is recorded in other assets in the Consolidated Balance Sheets. For the years ended January 31, 2006 and 2005, we have reported interest income of approximately $6,431,000 and $813,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS.
Mortgage Financings
Our primary capital strategy seeks to isolate the financial risk at the property level to maximize returns and reduce risk on and of our equity capital. Our mortgage debt is nonrecourse, including our construction loans. We operate as a C-corporation and retain substantially all of our internally generated cash flows. We recycle this cash flow, together with refinancing and property sale proceeds to fund new development and acquisitions that drive favorable returns for our shareholders. This strategy provides us with the necessary liquidity to take advantage of investment opportunities.
We use taxable and tax-exempt nonrecourse debt for our real estate projects. For those projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those real estate project loans which mature within the next 12 months, as well as those real estate projects which are projected to open and achieve stabilized operations during that same time frame. For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years.
We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2006 and 2007. During the year ended January 31, 2006, we completed the following financings:

Purpose of Financing	Amount

(in thousands)
Refinancings	$891,304
Development projects (commitment)/ acquisitions	622,659
Loan extensions/ additional fundings	226,639

$1,740,602

Interest Rate Exposure
At January 31, 2006, the composition of nonrecourse mortgage debt was as follows:

				Total
	Operating	Development		Weighted
	Properties	Projects	Total	Average Rate

	(dollars in thousands)
Fixed	$3,510,611	$35,296	$3,545,907	6.39%
Variable(1)
Taxable	494,079	184,517	678,596	6.40%
Tax-Exempt	513,506	318,000	831,506	4.47%
Urban Development Action Grant	103,423	–	103,423	1.69%

	$4,621,619	$537,813	$5,159,432	5.98%

Commitment from lenders		$816,403

(1)	Taxable variable-rate debt of $678,596 and tax-exempt variable rate debt of $831,506 as of January 31, 2006 are protected with swaps and caps described below.

To mitigate short-term variable-interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)

		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate

	(dollars in thousands)
02/01/06-02/01/07 (2)	$814,383	5.40%	$467,001	4.01%
02/01/07-02/01/08	693,379	5.43	350,878	4.72
02/01/08-02/01/09	92,035	5.20	49,690	4.54
02/01/09-02/01/10	73,500	5.00	48,432	4.54

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.
(2)	These LIBOR-based hedges as of February 1, 2006 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2007.
Tax-Exempt (Priced off of Bond Municipal Association (“BMA”) Index)

	Caps		Swaps

		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate

	(dollars in thousands)
02/01/06-02/01/07	$267,006	5.64%	$35,000	3.95%
02/01/07-02/01/08	175,025	5.71	–	–
02/01/08-02/01/09	119,200	5.62	–	–
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
Due to the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2006, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method) would not materially increase the annual pre-tax interest cost for the next 12 months of our taxable variable-rate debt at January 31, 2006. A portion of our taxable variable-rate debt is related to construction loans for which the interest expense is capitalized. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,098,000 at January 31, 2006.
From time to time, certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Joint Ventures pay a variable rate, generally equivalent to the BMA rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or the Company. At January 31, 2006, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $459,390,000. The fair value of such contracts is immaterial at January 31, 2006 and 2005. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.

Cash Flows
Operating Activities
Net cash provided by operating activities was $344,153,000, $389,798,000, and $166,123,000 for the years ended January 31, 2006, 2005 and 2004, respectively. The decrease in net cash provided by operating activities in the year ended January 31, 2006 compared to the year ended January 31, 2005 of $45,645,000 and the increase in net cash provided by operating activities for the year ended January 31, 2005 compared to the year ended January 31, 2004 of $223,675,000 are the result of the following:

	Years Ended January 31,

	2006 vs. 2005	2005 vs. 2004

	(in thousands)
Increase in rents and other revenues received	$59,363	$187,765
(Decrease) increase in interest received	(15,761)	21,492
(Decrease) increase in cash distributions from unconsolidated entities	(27,551)	48,882
Increase in proceeds from land sales – Land Development Group	24,506	26,943
Increase (decrease) in proceeds from land sales – Commercial Group	82,947	(16,928)
Increase in land development expenditures	(36,506)	(36,270)
Increase in operating expenditures	(9,099)	(25,879)
(Increase) decrease in cost of sales from land sales – Commercial Group	(66,007)	21,265
Increase in interest paid	(28,531)	(56,772)
Lumber Group cash provided from operating activities	(29,006)	53,177

Net (decrease) increase in cash provided by operating activities	$(45,645)	$223,675

Investing Activities
Net cash used in investing activities was $857,040,000, $867,897,000 and $428,144,000 for the years ended January 31, 2006, 2005 and 2004, respectively.
The net cash used in investing activities consisted of the following:

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Capital expenditures*	$(973,375)	$(905,444)	$(456,154)
Change in escrows to be used for capital expenditures and other investing activities:
Victoria Gardens, a retail center in Rancho Cucamonga, California	(14,357)	–	–
Simi Valley Town Center, a retail center in Simi Valley, California	(12,587)	–	–
Atlantic Yards, a commercial development project in Brooklyn, New York	(9,068)	(2,195)	–
Atlantic Terminal, an office building in Brooklyn, New York	7,324	(7,324)	–
The Nets, a National Basketball Association franchise	–	20,000	(20,000)
Sale proceeds released from (placed in) escrow for future acquisitions:
Pavilion, an office building in San Jose, California	16,114	(16,114)	–
Colony Woods, an apartment complex in Bellevue, Washington	12,790	(12,790)	–
Vineyards and Laurels, apartment complexes in Broadview Heights, Ohio and Justice, Illinois, respectively	–	9,024	(9,024)
Courtland Center, a retail center located in Flint, Michigan	–	–	2,459
Other	(6,961)	–	–

Subtotal	$(6,745)	$(9,399)	$(26,565)

Net proceeds from disposition of rental properties and other investments:
Enclave, an apartment complex in San Jose, California	$38,613	$–	$–
Cherrywood Village and Ranchstone, apartment complexes in Denver, Colorado	30,698	–	–
Pavilion, an office building in San Jose, California	–	37,329	–
Woodlake, an apartment building community in Silver Spring, Maryland	–	17,497	–
Regency Towers, an apartment complex in Jackson, New Jersey	–	15,977	–
Colony Woods, an apartment complex in Bellevue, Washington	–	12,790	–
Flatbush Avenue, a specialty retail center in Brooklyn, New York	–	12,121	9,060
Trellis at Lee’s Mill and Aboretum Place, apartment complexes in Newport News, Virginia	–	8,199	–
Bridgewater, an apartment complex in Hampton, Virginia	–	7,112	–
Babin Building Centers, Inc.	–	1,448	–
Proceeds from disposition of Lumber Group	–	35,000	–
Other	187	1,616	54

Subtotal	$69,498	$149,089	$9,114

Investing Activities (continued)

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Change in investments in and advances to affiliates – (Investment in) or return of investment:
Dispositions:
Showcase an unconsolidated development project in Las Vegas, Nevada	$13,623	$–	$–
Flower Park Plaza, an unconsolidated apartment complex in Santa Ana, California	7,337	–	–
Colony Place, an unconsolidated apartment complex in Fort Myers, Florida	6,747	–	–
Chapel Hill Mall, an unconsolidated commercial property in Akron, Ohio	–	13,355	–
Land Development:
Mesa De Sol, an unconsolidated land development project in Covington, New Mexico	(3,578)	(692)	(304)
Sweetwater Ranch, an unconsolidated land development project in Austin, Texas	(32)	(11,369)	–
Grass Farms, an unconsolidated land development project in Manatee City, Florida	12,108	(1,590)	–
Central Station, an unconsolidated land development project in Chicago, Illinois	(772)	14,672	6,692
Residential Projects:
1100 Wilshire Condominiums, an unconsolidated condominium development project in Los Angeles, California	572	(9,432)	–
Metropolitan Lofts, an unconsolidated apartment complex in Los Angeles, California	(4,276)	–	–
Clarkwood Apartments, primarily refinancing proceeds from an unconsolidated apartment complex in Warrensville Heights, Ohio	3,790	–	–
Enclave, return of advance on behalf of partner in a consolidated apartment complex in San Jose, California	10,724	–	–
Granada Gardens, primarily refinancing proceeds from an unconsolidated apartment complex in Warrensville Heights, Ohio	2,410	–	–
On behalf of partner in residential supported-living development projects	–	(10,057)	426
New York City Projects:
Sports arena complex and related development projects in Brooklyn, New York	(20,037)	(13,781)	–
Unconsolidated land component associated with Ridge Hill, a commercial mixed-use project in Yonkers, New York	(8,930)	–	–
East River Plaza, an unconsolidated commercial development project in Manhattan, New York	283	(22,331)	–
Acquisition of the Nets, a National Basketball Association Franchise	–	(50,250)	–
Investment related activities in the Nets segment	2,108	(5,199)	–
Repayment (advance) on a loan to unconsolidated projects in Brooklyn, New York	9,379	(9,385)	–
Commercial Projects:
San Francisco Centre, an unconsolidated retail project under construction in San Francisco, California	(7,050)	(25,338)	(1,817)
Golden Gate, primarily refinancing proceeds from an unconsolidated commercial development project in Mayfield Heights, Ohio	5,700	–	–
Clark Building, primarily refinancing proceeds from an unconsolidated commercial development project in Cambridge, Massachusetts	4,400	–	–
Victoria Gardens, primarily return of advance on behalf of a partner from refinancing proceeds of a commercial development project in Rancho Cucamonga, California	–	17,317	–
Short PumpTown Center, an unconsolidated entity prior to February 1, 2004, primarily refinancing proceeds from a commercial development project in Richmond, Virginia	–	–	38,204
Mall at Stonecrest, an unconsolidated entity prior to February 1, 2004, primarily refinancing proceeds from a commercial development project in Atlanta, Georgia	–	–	17,828
Other net returns of investment (investment in) of equity method investments and other advances to affiliates	19,076	11,937	(15,568)

Subtotal	$53,582	$(102,143)	$45,461

Net cash used in investing activities	$(857,040)	$(867,897)	$(428,144)

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$606,249	$634,171	$391,554
Net proceeds from issuance of senior notes less repayment of term loan	–	185,680	–
Net borrowings under the bank revolving credit facility	82,500	–	19,000
Proceeds from disposition of rental properties including release of investing escrows (see above)	98,215	85,593	11,519
Portion of cash provided by operating activities	186,411	–	34,081

Total Capital Expenditures	$973,375	$905,444	$456,154

Financing Activities
Net cash provided by the financing activities was $491,129,000, $622,910,000 and $247,156,000 in the years ended January 31, 2006, 2005 and 2004, respectively.
Net cash provided by financing activities reflected the following:

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Proceeds from issuance of senior notes	$–	$250,000	$300,000
Payment of senior notes issuance costs	–	(8,070)	(8,151)
Retirement of $200,000,000 senior notes and premium	–	–	(208,500)
Borrowings on bank revolving credit facility	100,000	–	19,000
Repayment of borrowings under bank revolving credit facility	(17,500)	–	(73,000)
Repayment of term loan	–	(56,250)	(25,000)
Increase in nonrecourse mortgage debt	1,092,926	1,195,138	963,583
Principal payments on nonrecourse mortgage debt	(540,354)	(592,146)	(572,849)
Net (decrease) increase in notes payable	(10,993)	336	9,022
(Increase) decrease in restricted cash and offsetting withdrawals for escrow deposits:
Uptown Apartments, a residential development project in Oakland, California ($160,000 of which was funded by mortgage proceeds above)	(169,498)	–	–
Sky55, a residential development project in Chicago, Illinois	57,060	(79,698)	–
1251 S. Michigan, a residential development project in Chicago, Illinois	(9,747)	–	–
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	22,152	15,400	(45,000)
Sterling Glen of Roslyn, a supported-living community in Roslyn, New York	19,459	14,426	(59,650)
University of Pennsylvania, an office building in Philadelphia, Pennsylvania	18,723	(266)	(16,362)
Sterling Glen of Lynbrook, a supported-living community in Lynbrook, New York	10,513	9,214	10,064
Victoria Gardens, a regional shopping center in Rancho Cucamonga, California	2,810	(2,795)	–
Stapleton, a land development project in Denver, Colorado	2,169	(12,109)	–
Lenox Club, an apartment complex in Arlington, Virginia	–	(5,000)	–
Consolidated-Carolina, an apartment complex in Richmond, Virginia	–	1,991	9,884
Other	(6,854)	(9,596)	42
Increase (decrease) in book overdrafts, representing checks issued but not yet paid	20,608	(11,280)	(18,111)
Payment of deferred financing costs	(83,752)	(24,855)	(33,603)
Proceeds from the exercise of stock options	12,590	5,360	3,635
Payment of dividends	(22,221)	(29,099)	(14,960)
Purchase of treasury stock	(1,945)	–	–
Decrease in minority interest	(5,017)	(18,957)	(16,924)
Change in Lumber Group — assets held for sale	–	(18,834)	24,036

Total	$491,129	$622,910	$247,156

COMMITMENTS AND CONTINGENCIES
We have adopted the provisions of FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). We believe the risk of payment under these guarantees as described below is remote and, to date, no payments have been made under these guarantees.
As of January 31, 2006, we have a guaranteed loan of $1,400,000 relating to our share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This guarantee was entered into prior to January 31, 2003, and therefore, has not been recorded in our Consolidated Financial Statements at January 31, 2006, pursuant to the provisions of FIN No. 45. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. We also had outstanding letters of credit of $67,071,000 as of January 31, 2006. The maximum potential amount of future payments on the guaranteed loans and letters of credit we could be required to make are the total amounts noted above.
As a general partner for certain limited partnerships, we guaranteed the funding of operating deficits of newly-opened apartment projects for an average of five years. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in our consolidated financial statements at January 31, 2006, pursuant to the provisions of FIN No. 45. At January 31, 2006, the maximum potential amount of future payments on these operating deficit guarantees we could be required to make was approximately $5,900,000. We would seek to recover any amounts paid through refinancing or sales proceeds of the apartment project. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive, or the loss of allocated tax credits and tax losses. At January 31, 2006, the maximum potential payment under these tax indemnity guarantees was approximately $65,084,000. We believe that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that our investment partners will be able to receive expense allocations associated with the properties. We have obtained legal opinions from nationally recognized law firms supporting the validity of the tax credits. We do not expect to make any payments under these guarantees.
Our mortgage loans are nonrecourse, however in some cases lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if we or the joint venture commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. We have also provided certain environmental guarantees. Under these environmental remediation guarantees, we must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, we believe any liability would not exceed our partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2006, the outstanding balance of the partners’ share of these loans was approximately $516,911,000. We believe the risk of payment on the carve-out guarantees is mitigated in most cases by the fact we manage the property, and in the event our partner did violate one of the carve-out items, we would seek recovery from our partner for any payments we would make. Additionally, we further mitigate our exposure through environmental insurance.
We have guaranteed the obligations of Forest City Rental Properties Corporation, or FCRPC, under the FCRPC credit agreement, dated as of March 22, 2004, as amended, among FCRPC, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent. This guaranty imposes a number of restrictive covenants on us, including a prohibition on certain consolidations and mergers and limitations on the amount of debt, guarantees and property liens that we may incur. The guaranty also requires us to maintain a specified minimum cash flow coverage ratio, consolidated shareholders’ equity and Earnings Before Depreciation and Taxes, or EBDT. We are in compliance with the covenants under the guaranty at January 31, 2006.
We monitor our properties for the presence of hazardous or toxic substances. Other than those environmental matters identified during the acquisition of a site (which are generally remediated prior to the commencement of development), we are not aware of any environmental liability with respect to our operating properties that would have a material adverse effect on our financial position, cash flows, or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on our results of operations and cash flow. We carry environmental insurance and believe that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice.
We customarily guarantee lien-free completion of projects under construction. Upon completion, the guarantees are released. Additionally, we also provide lien-free completion guarantees on the infrastructure on the land we develop and is later sold to customers or is held for master-planned communities or mixed-use projects. At January 31, 2006, we had provided the following completion guarantees:

			Total External	Outstanding
	Total	Percent	Funding	Loan
	Costs	Completed	Sources	Balance

	(in thousands)
Projects under construction	$2,549,190	55%	$1,985,251	$1,299,070
Land	765,500	60	630,101	187,874
Our subsidiaries have been successful in consistently delivering lien-free completion of construction and land projects, without calling our guarantees of completion.
We are also involved in certain claims and litigation related to our operations. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.
On August 16, 2004, we purchased an ownership interest in the NBA franchise known as the Nets that is reported on the equity method of accounting. Although we have an ownership interest of approximately 21% in the Nets, we currently recognized approximately 31% and 38% of the net loss for the years ended January 31, 2006 and 2005, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. In connection with the purchase of the franchise, we and certain of our partners have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. Our indemnity is limited to $100,000,000 and is effective as long as we own an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. We have insurance coverage of approximately $100,000,000 in connection with such indemnity. We evaluated the indemnity guarantee in accordance with FIN No. 45 and determined that the fair value for our liability for our obligations under the guarantee was not material.
In addition, the Nets are a party to an arbitration challenging an insurance company’s denial of temporary total disability benefits on one of its former players. The maximum amount of our share of this claim approximates $8,000,000. This claim is being vigorously defended, and is not possible to predict the ultimate outcome of this dispute at this time. As management of the Nets believe that an adverse judgment is not probable, and the amount of loss, if any, cannot be reasonably estimated, or otherwise management believes is recoverable from the previous owners, the Nets have not accrued a loss associated with this matter at January 31, 2006.
Certain of our ground leases include provisions requiring us to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003, and therefore, have not been recorded in our consolidated financial statements at January 31, 2006 in accordance with FIN No. 45. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered. We mitigate our exposure to loss related to these indemnities through insurance coverage.
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
We are party to an agreement whereby we have issued a $40,000,000 guarantee in connection with certain environmental work to the extent such environmental work is required as a result of investigative work which is being performed to determine the feasibility of constructing a mixed-use development project in Brooklyn, New York. The guaranty expires at some point in time between six and nine years after completion of the investigative work as stipulated in the agreement. We have recorded a liability of $21,700,000 related to this agreement for the year ended January 31, 2006, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets. We mitigate our exposure to loss related to this agreement through an environmental insurance policy.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
As of January 31, 2006, we were subject to certain contractual payment obligations, some of which are off balance sheet as described in the table below. Refer to the “Financing Arrangements” section of the MD&A for information related to certain off balance sheet arrangements related to Stapleton that are not included in the table below.

	Payments Due by Period
	January 31,

	Total	2007	2008	2009	2010	2011	Thereafter

	(in thousands)
Long-Term Debt:
Nonrecourse mortgage debt (4)	$5,159,432	$685,744	$556,794	$165,077	$548,566	$441,942	$2,761,309
Share of nonrecourse mortgage debt of unconsolidated investments	966,107	148,983	155,031	151,500	148,561	30,795	331,237
Notes payable	89,174	18,168	12,445	395	281	92	57,793
Share of notes payable of unconsolidated investments	91,710	33,641	4,693	12,808	28,983	173	11,412
Bank revolving credit facility	82,500	–	–	82,500	–	–	–
Senior and subordinated debt (3)	599,400	–	–	20,400	–	–	579,000
Accounts payable and accrued expenses	674,949	626,678	4,485	3,102	2,992	2,746	34,946
Operating leases	917,356	18,115	17,348	16,841	16,110	16,018	832,924
Share of leases of unconsolidated investments	45,303	1,092	1,083	1,060	1,014	1,007	40,047
Construction contracts	522,406	458,289	63,620	497	–	–	–
The Nets contracts (1)	262,192	78,922	64,068	56,776	34,585	18,739	9,102
Other (2)	258,971	17,451	9,826	3,586	220,847	597	6,664

Total Contractual Obligations	$9,669,500	$2,087,083	$889,393	$514,542	$1,001,939	$512,109	$4,664,434

(1)	These amounts primarily represent obligations at 100% to be paid under various player and executive contracts. The Company has an effective ownership interest of approximately 31% in the Nets for the year ended January 31, 2006. The timing of these obligations can be accelerated or deferred due to player retirements, trades and renegotiation.
(2)	These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security, phone service, etc. In addition, we have other service contacts that we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at January 31, 2006.
(3)	Refer to Item 7A – Quantitative and Qualitative Disclosures About Market Risk.
(4)	We have a substantial amount of non-recourse mortgage debt, the details of which are further described within the Interest Rate Exposure section of this MD&A. We are contractually obligated to pay the interest and principle when due on these mortgages. Because we utilize mortgage debt as one of our primary sources of capital, the balances and the terms of the mortgages and therefore the estimate of future contractual obligations are subject to frequent changes due to property dispositions, mortgage refinancings, changes in variable interest rates and new mortgage debt in connection with property additions. We believe that the information contained within the MD&A provides reasonable information to assist an investor in estimating the future interest obligations related to the non-recourse mortgage debt reflected on our Consolidated Balance Sheets.
STOCK SPLIT
On June 21, 2005, the Board of Directors declared a two-for-one stock split of our outstanding Class A and Class B common stock effective July 11, 2005 to shareholders of record on June 27, 2005. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity by transferring the par value of the additional shares issued from the additional paid-in-capital account to the common stock accounts. All share and per share data included in this annual report have been restated to reflect the stock split.

DIVIDENDS
The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date Declared	Date of Record	Payment Date	Amount Per Share

March 24, 2005	June 1, 2005	June 15, 2005	$ 0.05 (post-split)
June 21, 2005	September 1, 2005	September 15, 2005	$ 0.06
September 29, 2005	December 1, 2005	December 15, 2005	$ 0.06
December 13, 2005	March 1, 2006	March 15, 2006	$ 0.06
March 23, 2006 (1)	June 1, 2006	June 15, 2006	$ 0.06

(1)	Since this dividend was declared after January 31, 2006, it is not reflected in the consolidated financial statements.
INFLATION
Substantially all of our long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive additional rental income from escalation clauses, which generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, we seek increased rents upon renewal at market rates for our short-term leases. Most of our leases require the tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.
LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
NEW ACCOUNTING STANDARDS
In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 are effective no later than the first reporting period beginning after December 15, 2005. We do not expect this statement to have a material impact on our consolidated financial statements.
In October 2005, the FASB issued FSP FAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS No. 13-1”). FSP FAS No. 13-1 requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”). We generally own rather than lease land upon which new real estate projects are constructed. When we lease the land under a real estate project under construction, it is our policy to capitalize rental costs associated with ground leases incurred during construction periods under SFAS No. 67. FSP FAS No. 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of this statement did not have a material impact on our consolidated financial statements.

In June 2005, EITF No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF No. 04-5”), was ratified by the FASB. EITF No. 04-5 addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when the investor becomes the sole general partner and should be reassessed if there is a change in terms or the exercise of the rights of the limited partners, the sole general partner increases or decreases its ownership, or there is an increase or decrease in the number of outstanding limited partner interests. For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. For all new and modified agreements, the consensus was effective on June 29, 2005 and did not have a material impact on our consolidated financial statements. For all existing agreements, we will adopt the consensus effective February 1, 2006, and we do not expect this statement to have a material impact on our consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our consolidated financial statements.
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity even when the timing and/or method of settlement is conditional on a future event that may or may not be within our control. We are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 became effective and was adopted by the Company on January 31, 2006. The adoption of FIN No. 47 did not have a material impact on our consolidated financial statements.
In March 2005, the FASB issued FSP FIN 46 (R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities” (“FSP FIN No. 46 (R)-5”), to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair market value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). FSP No. 46 (R)-5 is effective for the first reporting period beginning after March 3, 2005. The adoption of this statement did not have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS No. 123 (R)”). This statement requires the recognition of compensation costs related to the estimated fair value of employee stock options and similar stock awards. Among other changes, SFAS No. 123 (R) provides for certain changes to the method of valuing share-based payments. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123 (R) which extended the implementation date to February 1, 2006. We will adopt the modified prospective application method which requires the provisions of SFAS No. 123 (R) to be applied to unvested awards outstanding at the date of adoption and all new awards. At February 1, 2006, we had approximately $3,700,000 ($2,900,000 net of tax) of unamortized compensation costs related to outstanding unvested stock options expected to be recognized during the year ending January 31, 2007, a portion of which relates to certain development personnel that will be capitalized into the basis of qualifying real estate projects under development.
We will continue to recognize compensation costs related to restricted stock awards upon adoption of SFAS No. 123 (R), however the unearned compensation costs of $4,151,000 recorded as a reduction of shareholders’ equity at January 31, 2006 will be reclassified to additional paid-in capital upon adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair-value measurement for nonmonetary exchanges of similar productive assets. This standard replaces the exception with a general exception from fair-value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting July 1, 2005. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.
VARIABLE INTEREST ENTITIES
In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), was issued. In December 2003, the FASB published a revision of the interpretation (“FIN No. 46 (R)”) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a VIE and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in a VIE consolidates the entity if the company’s interest is such that the company will absorb a majority of the VIEs’ expected losses and/or receive a majority of the VIEs’ expected residual returns, if they occur. FIN No. 46 (R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders.
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
In addition, five properties in the Residential Group, which were determined to be VIEs, have been deconsolidated because we are not considered the primary beneficiary of these properties. Although we are an equity investor in these properties, we lack certain decision-making authority. Specifically, these properties are part of government sponsored housing programs that are administered by the U.S. Department of Housing and Urban Development (“HUD”). We determined through a review of the contractual agreements for these government-sponsored programs that the decision-making rights of HUD, a non-equity investor, are restrictive rights that have a significant impact on these five properties. We determined that HUD is the primary beneficiary of these VIEs because it is most closely associated with the VIEs. The VIEs’ activities include providing affordable housing for those individuals that qualify as low-income individuals, which is also HUD’s primary goal, mission, or purpose. Consistent with the provisions of FIN No. 46 (R), we do not consider the activities of these VIEs significant as they only have a de minimus effect on all the principal captions in the Consolidated Balance Sheet.
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
As of January 31, 2006, we determined that we are the primary beneficiary of 30 VIEs representing 18 properties (19 VIEs representing 8 properties in Residential Group, 10 VIEs representing 9 properties in Commercial Group, and 1 VIE/property in Land Development Group). As of January 31, 2006, we held variable interests in 41 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $105,956,000 at January 31, 2006, which is recorded as investments in and advances to affiliates. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living apartments and land development.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which we are the primary beneficiary (net of the five deconsolidated properties) are as follows:

	January 31, 2006	January 31, 2005	February 1, 2004

	(in thousands)
Total Assets	$940,000	$877,000	$555,000
Nonrecourse Mortgage Debt	839,000	756,000	520,000
Total Liabilities (including nonrecourse mortgage debt)	900,000	813,000	540,000
Minority Interest	40,000	64,000	15,000
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see the “Senior and Subordinated Debt” section of the MD&A) as of January 31, 2006.
SUBSEQUENT EVENT
On March 17, 2006, we sold our investment in Hilton Times Square Hotel for $242,450,000. This 444-room hotel opened in 2000 and is located in Manhattan, New York. We have taken the initial steps to structure this sale as a tax-deferred exchange.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A. of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, the level and volatility of interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, financial stability of tenants within the retail industry which may be impacted by competition and consumer spending, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, risks associated with an investment in a professional sports franchise, the rate revenue increases versus the rate of expense increases, as well as other risks listed from time to time in the Company’s reports filed with the United States Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate risk. At January 31, 2006, our outstanding variable-rate debt portfolio consisted of $761,096,000 of taxable debt (which includes $82,500,000 related to the bank revolving credit facility) and $851,906,000 of tax-exempt variable-rate debt (which includes $20,400,000 of subordinated debt). Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
      Taxable (Priced off of London Interbank Offering Rate (“LIBOR”) Index)

	Caps		Swaps (1)

		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate

	(dollars in thousands)
02/01/06-02/01/07 (2)	$814,383	5.40%	$467,001	4.01%
02/01/07-02/01/08	693,379	5.43	350,878	4.72
02/01/08-02/01/09	92,035	5.20	49,690	4.54
02/01/09-02/01/10	73,500	5.00	48,432	4.54

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.
(2)	These LIBOR-based hedges as of February 1, 2006 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2007.
      Tax-Exempt (Priced off of Bond Municipal Association (“BMA”) Index)

	Caps		Swaps

		Average		Average
	Amount	Base Rate	Amount	Base Rate

	(dollars in thousands)
Period Covered
02/01/06-02/01/07	$267,006	5.64%	$35,000	3.95%
02/01/07-02/01/08	175,025	5.71	–	–
02/01/08-02/01/09	119,200	5.62	–	–
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
We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at January 31, 2006 was $4,228,330,000 compared to an estimated fair value of $4,181,084,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,435,497,000 at January 31, 2006.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At January 31, 2006 and 2005, interest rate caps were reported at fair value of approximately $9,698,000 and $1,405,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements which had a net positive fair value of $7,887,000 at January 31, 2006 are included in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements which had a net negative fair value of $1,394,000 at January 31, 2005 is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2006

	Expected Maturity Date

	Fiscal Year Ending January 31,
							Total	Fair Market
Long-Term						Period	Outstanding	Value
Debt	2007	2008	2009	2010	2011	Thereafter	1/31/06	1/31/06

	(dollars in thousands)
Fixed:
Fixed-rate debt	$292,266	$160,787	$122,819	$267,652	$345,062	$2,357,321	$3,545,907	$3,524,313
Weighted average interest rate	7.07%	6.90%	6.81%	7.04%	6.88%	6.10%	6.39%
UDAG	8,385	728	726	724	20,671	72,189	103,423	62,071
Weighted average interest rate	0.23%	2.56%	2.50%	2.44%	1.80%	1.81%	1.69%
Senior & subordinated debt (1)	–	–	–	–	–	579,000	579,000	594,700
Weighted average interest rate	–	–	–	–	–	7.30%	7.30%

Total Fixed-Rate Debt	300,651	161,515	123,545	268,376	365,733	3,008,510	4,228,330	4,181,084

Variable:
Variable-rate debt	272,941	267,609	25,532	3,190	47,549	61,775	678,596	678,596
Weighted average interest rate	6.50%	6.50%	6.47%	5.81%	5.74%	5.99%	6.40%
Tax-exempt	112,152	127,670	16,000	277,000	28,660	270,024	831,506	831,506
Weighted average interest rate	4.25%	4.50%	4.59%	4.70%	5.29%	4.20%	4.47%
Bank revolving credit facility (1)	–	–	82,500	–	–	–	82,500	82,500
Weighted average interest rate	–	–	6.39%	–	–	–	6.39%
Subordinated debt (1)	–	–	20,400	–	–	–	20,400	20,400
Weighted average interest rate	–	–	4.17%	–	–	–	4.17%

Total Variable- Rate Debt	385,093	395,279	144,432	280,190	76,209	331,799	1,613,002	1,613,002

Total Long Term Debt	$685,744	$556,794	$267,977	$548,566	$441,942	$3,340,309	$5,841,332	$5,794,086

Weighted average interest rate	6.30%	6.15%	6.30%	5.85%	6.42%	6.06%	6.11%

(1)	Represents recourse debt.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2005

	Expected Maturity Date

	Fiscal Year Ending January 31,
							Total	Fair Market
Long-Term						Period	Outstanding	Value
Debt	2006	2007	2008	2009	2010	Thereafter	1/31/05	1/31/05

	(dollars in thousands)
Fixed:
Fixed-rate debt	$142,486	$485,747	$160,957	$217,394	$252,615	$2,040,246	$3,299,445	$3,411,543
Weighted average interest rate	7.08%	6.66%	6.82%	7.19%	7.10%	6.44%	6.62%
UDAG	28,860	8,169	589	581	573	65,237	104,009	66,001
Weighted average interest rate	1.46%	0.09%	2.16%	2.06%	1.96%	1.74%	1.54%
Senior & subordinated debt (1)	–	–	–	–	–	599,400	599,400	623,653
Weighted average interest rate	–	–	–	–	–	7.34%	7.34%

Total Fixed-Rate Debt	171,346	493,916	161,546	217,975	253,188	2,704,883	4,002,854	4,101,197

Variable:
Variable-rate debt	164,584	273,931	99,136	36,391	2,097	64,248	640,387	640,387
Weighted average interest rate	4.80%	5.48%	4.57%	4.70%	5.35%	5.59%	5.13%
Tax-exempt	182,055	51,000	127,670	16,000	–	366,625	743,350	743,350
Weighted average interest rate	3.17%	2.37%	3.33%	3.39%	–	2.87%	3.00%
Bank revolving credit facility (1)	–	–	–	–	–	–	–	–
Weighted average interest rate	–	–	–	–	–	–	–

Total Variable- Rate Debt	346,639	324,931	226,806	52,391	2,097	430,873	1,383,737	1,383,737

Total Long Term Debt	$517,985	$818,847	$388,352	$270,366	$255,285	$3,135,756	$5,386,591	$5,484,934

Weighted average interest rate	4.67%	5.93%	5.09%	6.62%	7.08%	6.08%	5.92%

(1)	Represents recourse debt.

Item 8.	Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.
Financial statements of the Company’s unconsolidated joint venture companies have been omitted because each of the joint venture’s proportionate share of the income from continuing operations is less than 20% of the respective consolidated amount, and the investment in and advances to each joint venture is less than 20% of consolidated total assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Forest City Enterprises, Inc.:
We have completed integrated audits of Forest City Enterprises, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of January 31, 2006, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Forest City Enterprises, Inc. and its subsidiaries (the “Company”) at January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note A to the Consolidated Financial Statements, the Company, on February 1, 2004, adopted FIN 46 (R), “Consolidation of Variable Interest Entities – an Interpretation of ARB 51”, as interpreted.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Cleveland, OH
March 24, 2006

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,

	2006	2005

	(in thousands)
Assets
Real Estate
Completed rental properties	$6,162,995	$5,708,558
Projects under development	886,256	634,441
Land held for development or sale	105,875	94,907

Total Real Estate	7,155,126	6,437,906
Less accumulated depreciation	(986,594)	(865,562)

Real Estate, net	6,168,532	5,572,344
Cash and equivalents	254,734	276,492
Restricted cash	430,264	347,267
Notes and accounts receivable, net	265,264	212,868
Investments in and advances to affiliates	361,942	415,234
Other assets	509,605	497,880

Total Assets	$7,990,341	$7,322,085

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$5,159,432	$4,787,191
Notes payable	89,174	93,432
Bank revolving credit facility	82,500	–
Senior and subordinated debt	599,400	599,400
Accounts payable and accrued expenses	674,949	587,274
Deferred income taxes	387,788	354,490

Total Liabilities	6,993,243	6,421,787
Minority Interest	102,716	95,773
Commitments and Contingencies	–	–
Company-Obligated Trust Preferred Securities	–	–
Shareholders’ Equity
Preferred stock – without par value; 5,000,000 shares authorized; no shares issued	–	–
Common stock – $.33 1/3 par value
Class A, 96,000,000 shares authorized; 75,695,084 and 74,205,642 shares issued and outstanding, respectively	25,232	24,736
Class B, convertible, 36,000,000 shares authorized; 26,149,070 and 26,496,960 shares issued and outstanding, respectively; 6,257,961 shares issuable	8,716	8,832

	33,948	33,568
Additional paid-in capital	251,991	230,188
Unearned compensation	(4,151)	(3,087)
Retained earnings	612,371	552,106

	894,159	812,775
Accumulated other comprehensive income (loss)	223	(8,250)

Total Shareholders’ Equity	894,382	804,525

Total Liabilities and Shareholders’ Equity	$7,990,341	$7,322,085

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings

	Years Ended January 31,

	2006	2005	2004

	(in thousands, except per share data)
Revenues from real estate operations	$1,200,775	$986,054	$808,784
Expenses
Operating expenses	694,296	567,276	481,400
Interest expense	273,115	238,234	179,560
Amortization of mortgage procurement costs	12,547	13,427	9,548
Loss on early extinguishment of debt	7,415	5,082	10,718
Provision for decline in real estate	7,874	–	2,134
Depreciation and amortization	174,792	153,085	106,249

	1,170,039	977,104	789,609

Interest income	28,095	45,302	22,659
Equity in earnings of unconsolidated entities	55,201	54,392	31,751
Gain (loss) on disposition of other investments	506	438	(171)

Earnings before income taxes	114,538	109,082	73,414

Income tax expense (benefit)
Current	1,263	(12,857)	(4,340)
Deferred	21,975	52,770	29,872

	23,238	39,913	25,532

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	91,300	69,169	47,882
Minority interest	(30,496)	(25,161)	(11,638)

Earnings from continuing operations	60,804	44,008	36,244
Discontinued operations, net of tax and minority interest
Operating earnings from Lumber Group	–	4,545	3,701
Operating loss from rental properties	(3,790)	(4,480)	(1,173)
Gain on disposition of Lumber Group	–	11,501	–
Gain on disposition of rental properties	26,505	40,893	3,897

	22,715	52,459	6,425

Cumulative effect of change in accounting principle, net of tax	–	(11,261)	–

Net earnings	$83,519	$85,206	$42,669

Basic earnings per common share (1)
Earnings from continuing operations	$0.60	$0.44	$0.36
Earnings from discontinued operations, net of tax and minority interest	0.23	0.52	0.07
Cumulative effect of change in accounting principle, net of tax	–	(0.11)	–

Net earnings	$0.83	$0.85	$0.43

Diluted earnings per common share (1)
Earnings from continuing operations	$0.59	$0.43	$0.36
Earnings from discontinued operations, net of tax and minority interest	0.22	0.52	0.06
Cumulative effect of change in accounting principle, net of tax	–	(0.11)	–

Net earnings	$0.81	$0.84	$0.42

(1)	Earnings per share and weighted average shares outstanding for the years ended January 31, 2006, 2005 and 2004 have been restated to reflect a two-for-one stock split that occurred in July 2005.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Net earnings	$83,519	$85,206	$42,669

Other comprehensive income (loss), net of tax and minority interest:
Unrealized net gains (losses) on investment securities	57	(435)	687
Change in unrealized net gains (losses) on interest rate derivative contracts	8,416	2,641	(2,421)
Change in fair value of retained interest (Footnote I)	–	(12,442)	4,052

Other comprehensive income (loss), net of tax and minority interest	8,473	(10,236)	2,318

Comprehensive income	$91,992	$74,970	$44,987

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Common Stock

										Accumulated
	Class A		Class B		Additional			Treasury Stock		Other
					Paid-In	Unearned	Retained			Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	(Loss) Income	Total

	(in thousands)
Balances at January 31, 2003, as previously reported	35,678	$11,892	14,548	$4,850	$238,143	$(6,114)	$470,348	570	$(4,425)	$(332)	$714,362
Two-for-one stock split effective July 11, 2005, applied retroactively	35,678	11,892	14,548	4,850	(16,742)	–	–	570	–	–	–

Balances at January 31, 2003, as restated	71,356	$23,784	29,096	$9,700	$221,401	$(6,114)	$470,348	1,140	$(4,425)	$(332)	$714,362
Net earnings							42,669				42,669
Other comprehensive income, net of tax and minority interest										2,318	2,318
Dividends $.165 per share							(16,480)				(16,480)
Conversion of Class B to Class A shares	1,664	556	(1,664)	(556)							–
Exercise of stock options					1,975			(436)	1,660		3,635
Income tax benefit from stock option exercises					1,212						1,212
Restricted stock issued					(1,013)			(226)	1,013		–
Amortization of unearned compensation						1,195					1,195

Balances at January 31, 2004, as restated	73,020	$24,340	27,432	$9,144	$223,575	$(4,919)	$496,537	478	$(1,752)	$1,986	$748,911
Net earnings							85,206				85,206
Other comprehensive loss, net of tax and minority interest										(10,236)	(10,236)
Dividends $.295 per share							(29,637)				(29,637)
Conversion of Class B to Class A shares	935	312	(935)	(312)							–
Exercise of stock options	251	84			3,524			(478)	1,752		5,360
Income tax benefit from stock option exercises					4,256						4,256
Amortization of unearned compensation						1,832					1,832
Distribution of accumulated equity to minority partners					(1,167)						(1,167)

Balances at January 31, 2005	74,206	$24,736	26,497	$8,832	$230,188	$(3,087)	$552,106	–	$–	$(8,250)	$804,525
Net earnings							83,519				83,519
Other comprehensive income, net of tax and minority interest										8,473	8,473
Dividends $.23 per share							(23,254)				(23,254)
Purchase of treasury stock								62	(1,945)		(1,945)
Conversion of Class B to Class A shares	348	116	(348)	(116)							–
Exercise of stock options	1,051	350			10,295			(62)	1,945		12,590
Income tax benefit from stock option exercises and vesting of restricted stock					9,195						9,195
Restricted stock issued	90	30			2,827	(2,857)					–
Amortization of unearned compensation						1,793					1,793
Distribution of accumulated equity to minority partners					(514)						(514)

Balances at January 31, 2006	75,695	$25,232	26,149	$8,716	$251,991	$(4,151)	$612,371	–	$–	$223	$894,382

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Net Earnings	$83,519	$85,206	$42,669
Amortization of mortgage procurement costs	12,547	13,427	9,548
Loss on early extinguishment of debt	7,415	5,082	10,718
Provision for decline in real estate	7,874	–	2,134
Depreciation and amortization	174,792	153,085	106,249
Equity in earnings of unconsolidated entities	(55,201)	(54,392)	(31,751)
(Gain) loss on disposition of other investments	(506)	(438)	171
Deferred income taxes	21,975	44,077	30,777
Minority interest	30,496	25,161	11,638
Amortization of unearned compensation	1,793	1,832	1,195
Cash distributions from operations of unconsolidated entities	46,457	74,008	25,126
Non-cash operating expenses:
Write-off of a portion of enterprise resource planning project	3,162	–	–
Write-off of abandoned development projects	3,821	13,898	17,722
Discontinued operations:
Loss on early extinguishment of debt	2,569	2,576	190
Provision for decline in real estate	–	–	1,104
Depreciation and amortization	6,578	12,274	11,238
Amortization of mortgage procurement costs	703	1,006	1,377
Gain on disposition of rental properties and Lumber Group	(43,198)	(92,245)	(6,769)
Minority interest	2,093	3,768	(2,088)
Deferred taxes	18,529	25,221	1,255
Cumulative effect of change in accounting principle	–	18,628	–
Cost of sales of land included in projects under development and completed rental properties	73,944	7,937	29,202
(Increase) decrease in land held for development or sale	(10,024)	(11,520)	1,586
Increase in notes and accounts receivable	(52,396)	(36,126)	(30,478)
Increase in other assets	(15,455)	(879)	(43,073)
(Increase) decrease in restricted cash used for operating purposes	(23,039)	3,090	4,601
Increase in accounts payable and accrued expenses	45,705	62,507	1,545
Change in Lumber Group – assets held for sale	–	32,615	(29,763)

Net cash provided by operating activities	$344,153	$389,798	$166,123

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Cash Flows from Investing Activities
Capital expenditures	$(973,375)	$(905,444)	$(456,154)
Change in restricted cash to be used for capital expenditures	(6,745)	(9,399)	(26,565)
Proceeds from disposition of Lumber Group	–	35,000	–
Proceeds from disposition of rental properties and other investments	69,498	114,089	9,114
Change in investments in and advances to affiliates	53,582	(102,143)	45,461

Net cash used in investing activities	(857,040)	(867,897)	(428,144)

Cash Flows from Financing Activities
Proceeds from issuance of senior notes	–	250,000	300,000
Payment of senior notes issuance costs	–	(8,070)	(8,151)
Retirement of senior notes	–	–	(208,500)
Borrowings on bank revolving credit facility	100,000	–	19,000
Payments on bank revolving credit facility	(17,500)	–	(73,000)
Repayment of term loan	–	(56,250)	(25,000)
Proceeds from nonrecourse mortgage debt	1,092,926	1,195,138	963,583
Principal payments on nonrecourse mortgage debt	(540,354)	(592,146)	(572,849)
Proceeds from notes payable	31,594	34,552	31,173
Payments on notes payable	(42,587)	(34,216)	(22,151)
Change in restricted cash and book overdrafts	(32,605)	(79,713)	(119,133)
Payment of deferred financing costs	(83,752)	(24,855)	(33,603)
Purchase of treasury stock	(1,945)	–	–
Exercise of stock options	12,590	5,360	3,635
Dividends paid to shareholders	(22,221)	(29,099)	(14,960)
Decrease in minority interest	(5,017)	(18,957)	(16,924)
Change in Lumber Group — assets held for sale	–	(18,834)	24,036

Net cash provided by financing activities	491,129	622,910	247,156

Net increase (decrease) in cash and equivalents	(21,758)	144,811	(14,865)
Cash and equivalents at beginning of year	276,492	131,681	146,546

Cash and equivalents at end of year	$254,734	$276,492	$131,681

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$(274,708)	$(249,809)	$(192,707)
Cash (refunded) paid during the year for income taxes	$(8,170)	$4,582	$(147)
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the years ended January 31, 2006, 2005 and 2004:

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Operating Activities
Decrease (increase) in notes and accounts receivable	$–	$37,078	$(204)
Increase in land held for development or sale	–	(12,534)	–
Decrease (increase) in other assets	70,000	(127,735)	(37,253)
Increase in restricted cash	–	(9,070)	(7,763)
Increase in deferred profit	–	4,086	–
Decrease in deferred taxes	–	(3,038)	–
Increase in accounts payable and accrued expenses	22,733	42,748	23,813

Total effect on operating activities	$92,733	$(68,465)	$(21,407)

Investing Activities
(Increase) decrease in investments in and advances to real estate affiliates	$–	$44,766	$19,709
Increase in projects under development	(21,700)	–	–
Increase in completed rental properties	–	(559,145)	(227,902)
Non-cash proceeds from disposition of properties	120,315	–	–

Total effect on investing activities	$98,615	$(514,379)	$(208,193)

Financing Activities
Increase (decrease) in notes and loans payable	$–	$7,065	$(286)
Increase in long-term debt	–	–	29,000
(Decrease) increase in nonrecourse mortgage debt	(190,315)	542,363	227,911
Increase in restricted cash	–	(5,661)	–
(Decrease) increase in minority interest	–	39,615	(25,505)
Dividends declared but not yet paid	(1,033)	(538)	(1,520)

Total effect on financing activities	$(191,348)	$582,844	$229,600

2006

•	Retired $70,000,000 Stapleton Revenue Bonds consolidated by the Company in accordance with FIN No. 46 (R), but owned by a third party special purpose entity (See Note I – Financing Arrangements).

•	Assumption of nonrecourse mortgage debt by the buyer upon sale of Enclave, Cherrywood Village and Ranchstone properties in the Residential Group.

•	Estimate for environmental liability for Atlantic Yards, a commercial development project in Brooklyn, New York.
2005

•	Change in consolidation methods due to FIN No. 46 (R).

•	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interests in four properties: Lenox Park, Lenox Club and Pavilion in the Residential Group and Tangerine in the Land Development Group.

•	Modification of certain provisions of the Company’s arrangement with its partner in the New York operations for certain property partnerships.

•	Decrease of ownership interest in Victoria Gardens, a retail center in Rancho Cucamonga, California, due to admission of an additional partner.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

•	Disposition of the Lumber Group.

•	Disposition of Regency Towers, Woodlake, Bridgewater, Trellis at Lee’s Mill, Hunting Park, Arboretum, Flatbush Avenue, Colony Woods and Silver Hill.
2004

•	Increase in interest in Station Square Freight House, a specialty retail center.

•	Disposition of interest in Trowbridge, a supported-living community.

•	Increase in long-term debt and other assets related to the consolidation of a collateralized borrowing.

•	Acquisitions of additional interests in ten syndicated residential properties: Arboretum Place, Bowin, Bridgewater, Drake, Enclave, Grand, Lakeland, Lofts at 1835 Arch, Silver Hill and Trellis at Lee’s Mill.

•	Acquisition of Grove, an apartment community.

•	Change to equity method of accounting from full consolidation due to admission of a 50% partner in San Francisco Centre, a retail project under development.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies
Nature of Business
Forest City Enterprises, Inc. (the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company operates through three strategic business units and five reportable segments. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires, and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living communities. It also develops for-sale condominium projects and owns, develops and manages military housing. New York City operations through the Company’s partnership with Forest City Ratner Companies are part of the Commercial Group or Residential Group depending on the nature of the operations. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. Corporate Activities and the Nets, a franchise of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting, are reportable segments of the Company.
The Company has approximately $8.0 billion in total assets in 25 states and the District of Columbia at January 31, 2006. The Company’s core markets include New York City/ Philadelphia metropolitan area, Denver, Boston, Greater Washington, D.C./ Baltimore metropolitan area, Chicago and California. The Company has offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters are in Cleveland, Ohio.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Forest City Enterprises, Inc., its wholly-owned subsidiaries and entities in which it has a controlling interest in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.
In accordance with the Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (R) “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”), the Company consolidates variable interest entities (“VIEs”) in which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. VIEs are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company reconsiders this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses (Refer to the Variable Interest Entities section of this Note).
For entities not deemed to be VIEs, the Company consolidates those entities in which it exerts effective control or owns a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights. Substantive participatory rights include the ability to select, terminate, and set compensation of the investee’s management, approve refinancings, participate in capital and operating decisions of the investee (including budgets), in the ordinary course of business.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidate Financial Data (Unaudited)
A. Summary of Significant Accounting Policies (continued)
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, provisions for decline in real estate and the computation of expected losses on VIEs. As a result of the nature of estimates made by the Company, actual results could differ.
As a result of a state of Ohio tax law change enacted on June 30, 2005 that replaced the Ohio income-based franchise tax and the Ohio personal property tax with a commercial activity tax, there was a decrease in the Company’s effective state tax rate. The impact of the tax rate change of approximately $10,000,000 is reflected as a deferred tax benefit in the Consolidated Statements of Earnings for the year ended January 31, 2006.
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
Fiscal Year
The years 2005, 2004 and 2003 refer to the fiscal years ended January 31, 2006, 2005 and 2004, respectively.
Land Operations
Land held for development or sale is stated at the lower of carrying amount or fair market value less cost to sell.
Recognition of Revenue
Real Estate Sales — The Company recognizes gains on sales of real estate pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Sales of Real Estate” (“SFAS No. 66”). The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, the Company defers gain recognition and accounts for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate.
The Company follows the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for reporting dispositions of operating properties. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or determined by management to be held for sale are reported as discontinued operations. The Company considers assets held for sale when the transaction has been approved by the appropriate level of management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.
Leasing Operations — The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the retail centers and office buildings generally range from 1 to 25 years, excluding leases with certain anchor tenants which typically run longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related leases, which includes the effects of rent steps and rent abatements under the leases. Overage rents are recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition”, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
tenants for taxes, insurance, and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred. See Note M — Leases for further information on tenant reimbursements.
Construction — Revenue and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
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
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. Subsequent tenant improvements are amortized over the life of the tenant’s lease. This estimate is based on the length of time the asset is expected to generate positive operating cash flows.
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
Capitalized Software Costs
Costs related to software developed or obtained for internal use are capitalized pursuant to Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortized using the straight-line method over their estimated useful life, which is primarily three years. The Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees incurred in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. At January 31, 2006, 2005 and 2004, the Company has capitalized $14,365,000, $10,639,000 and $3,074,000 of software costs net of amortization, respectively. The amortization expense and accumulated amortization related to capitalized software was immaterial at January 31, 2006 and 2005. During the year ended January 31, 2006, following certain developments in the software industry, the Company modified its implementation plan involving an enterprise resource planning project resulting in an impairment charge of $3,162,000, which is recorded within operating expenses in our Consolidated Statements of Earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Investments in Unconsolidated Entities
The Company accounts for its investments in unconsolidated entities (included in Investments in and Advances to Affiliates on the Consolidated Balance Sheets) using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Differences between the Company’s carrying value of its investment in the unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds. The Company evaluates the fair value of its investments in unconsolidated entities and any decreases in fair value which is other than temporary are recognized as incurred.
Minority Interest
Interests held by partners in real estate partnerships consolidated by the Company are reflected in minority interest on the Consolidated Balance Sheets. Minority interest represents the minority partners’ share of the underlying net assets of our consolidated subsidiaries. Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are reported, as a reduction of additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity. In situations where distributions and losses otherwise allocable to a partner’s minority interest balance exceeds its partner’s recorded capital account, such excess amounts are charge against the Company’s interests in its Consolidated Statements of Earnings when there is no legal obligation for the partner to restore their deficit capital account, except as described above involving distributions on nonrecourse debt refinancing proceeds. If a partner has a legal obligation to repay its deficit capital account, the Company will record such amount as an investment in and advances to affiliates on its Consolidated Balance Sheets if management determines such amounts are collectible and legally enforceable (subject to a contractual obligation).
Allowance for Projects Under Development
The Company records an allowance for development project write-offs for its Projects Under Development (included in Real Estate, at cost on its Consolidated Balance Sheets). Specific projects are written off against this allowance when it is determined by management that the project will not be developed. The allowance is adjusted on a quarterly basis based on the Company’s actual development project write-off history. The allowance decreased by $3,500,000 for the year ended January 31, 2006 and increased $900,000 for the year ended January 31, 2005. There was no change in the allowance for the year ended January 31, 2004. Any change in the allowance is reported in operating expenses in the Consolidated Statements of Earnings.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Restricted Cash
Restricted cash represents legally restricted deposits with financial institutions for taxes and insurance, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows, construction escrows and collateral on total rate of return swaps, as well as certain internally restricted deposits with qualified intermediaries related to like-kind exchanges.
Allowance for Doubtful Accounts and Reserves on Notes Receivable
The Company records allowances for rent receivables from commercial tenants that are deemed to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against the Company’s straight-line rent receivable is based on the Company’s historical experience with early lease terminations. There is a risk that the Company’s estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. The Company estimates the allowance for notes receivable based on its assessment of the collectibility of the note. The assessment of collectibility is based largely on expected future cash flows estimated to be paid to the Company’s limited partners. If the estimate of expected future cash flows does not accurately reflect actual events, the Company’s reserve on notes receivable may be over or understated by the actual cash flows that occur.
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
Intangible Assets
Upon an acquisition of a business, the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
Included with the Nets, an investment accounted for by the Company on the equity method of accounting, is the Company’s share of approximately $64,252,000 of the net book value of intangible assets, consisting primarily of the fair value of the franchise asset, players’ contracts and the arena lease that were acquired in connection with the team in August 2004. With exception of the franchise asset, which the management of the Nets has determined is an indefinite-lived intangible asset, such intangibles are generally amortized over their estimated useful lives, which has been determined to be five years. The amortization of these intangible assets is included as a component of the Company’s proportionate share of loss from the Nets within equity in earnings of unconsolidated entities in the Company’s Consolidated Statements of Earnings. The Company’s portion of amortization expense recorded by the Nets was $12,546,000 and $6,588,000 for the years ended January 31, 2006 and 2005, respectively.
Other Assets
Included in other assets are costs incurred in connection with obtaining mortgage-debt, nonrecourse financings which are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related debt. The amortization of these costs was $12,547,000, $13,427,000 and $9,548,000 for the years ended January 31, 2006, 2005 and 2004, respectively, and is reported as amortization of mortgage procurement costs in the Consolidated Statements of Earnings. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized using the straight-line method over the lives of the related leases.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Investments in securities classified as available-for-sale are reflected in other assets at market value with the unrealized gains or losses reflected as accumulated other comprehensive income (loss) in Statements of Shareholders’ Equity.
Other Comprehensive Income
Net unrealized gains or losses on securities are included in other comprehensive income (“OCI”) and represent the difference between the market value of investments in unaffiliated companies that are available-for-sale at the balance sheet date and the Company’s cost. Also included in OCI is the Company’s portion of the unrealized gains and losses on the effective portions of derivative instruments designated and qualified as cash flow hedges and changes in fair value of retained interest (see Note I — Financing Arrangements). The amount of income tax expense (benefit) related to OCI was $141,000, $(5,397,000) and $1,299,000 for the years ended January 31, 2006, 2005 and 2004, respectively.
The following table summarizes the components of accumulated other comprehensive income (loss) included within the Company’s Consolidated Balance Sheets, net of tax and minority interest.

	January 31,

	2006	2005	2004

	(in thousands)
Unrealized gains on securities	$270	$213	$648
Unrealized losses on interest rate contracts	(47)	(8,463)	(11,104)
Fair value of retained interest (Note I)	—	—	12,442

Accumulated Other Comprehensive Income (Loss)	$223	$(8,250)	$1,986

Fair Value of Financial Instruments
The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximates the current market. The carrying amount of the Company’s total fixed-rate debt at January 31, 2006 was $4,228,330,000 compared to an estimated fair value of $4,181,084,000.
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At January 31, 2006 and 2005, interest rate caps were reported at fair value of approximately $9,698,000 and $1,405,000, respectively, in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements which had a net positive fair value of $7,887,000 at January 31, 2006 are included in other assets in the Consolidated Balance Sheets. The fair value of interest rate swap and floor agreements which had a net negative fair value of $1,394,000 at January 31, 2005 is included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
Accounting for Derivative Instruments and Hedging Activities
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flow that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions. Option products utilized include interest rate caps, floors and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to 10 years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to five years. The Company does not have any Treasury options outstanding at January 31, 2006.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
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
Derivatives are reported in the Consolidated Balance Sheets at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of a forecasted transaction or the variability of cash flows that are to be paid in connection with a recognized or forecasted liability (a “cash flow hedge”), or to convert certain fixed-rate long-term debt to variable-rate debt (a “fair value hedge”). The effective portion of the change in fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI until earnings are affected by the variability of cash flows of the hedged transaction. The ineffective portion of all hedges is immediately recognized in the Consolidated Statements of Earnings.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated OCI and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in OCI will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will report the derivative at its fair value in the Consolidated Balance Sheets, immediately recognizing changes in the fair value in the Consolidated Statements of Earnings.
For the years ended January 31, 2006 and 2005, the Company recorded interest income of approximately $267,000 and $1,110,000, respectively, in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. For the year ended January 31, 2004, the Company recorded interest expense of approximately $631,000 in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was not material. The amount of net derivative losses reclassified into earnings from OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $218,000, $-0-and $-0- for the years ended January 31, 2006, 2005 and 2004, respectively. As of January 31, 2006, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as interest income of approximately $1,759,000, net of tax.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
From time to time, certain of the Company’s joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Joint Ventures pay a variable rate, generally equivalent to the Bond Market Association (“BMA”) rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or the Company. At January 31, 2006, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $479,790,000. The fair value of such contracts is immaterial at January 31, 2006 and 2005. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
Income Taxes
Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end. The Company has recognized the benefits of its tax loss carryforward and general business tax credits which it expects to use as a reduction of the deferred tax expense.
Stock-Based Compensation
Through January 31, 2006, the Company followed APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations to account for stock-based compensation. As such, compensation cost for stock options is measured using the intrinsic value method, that is, the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the employee is required to pay for the stock. All options granted under the 1994 Stock Plan, as amended (“Plan”) had an exercise price equal to the market value of the underlying common stock on the date of grant, therefore, no stock-based employee compensation costs have been reflected in net earnings for stock options. Stock-based compensation costs, relating to restricted stock awards were charged to earnings in the amount of $1,793,000 ($1,100,000 net of tax), $1,832,000 ($1,107,000 net of tax) and $1,195,000 ($723,000 net of tax) during the years ended January 31, 2006, 2005 and 2004, respectively. The following table illustrates the effect on net earnings and earnings per share if the Company had also applied the fair value recognition provisions of SFAS No. 123 “Share-Based Payment” to stock options.

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Net earnings
As reported	$83,519	$85,206	$42,669
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax	$(2,925)	$(3,303)	$(3,354)

Pro forma	$80,594	$81,903	$39,315

Basic earnings per share
As reported	$.83	$.85	$.43
Pro forma	$.80	$.82	$.39
Diluted earnings per share
As reported	$.81	$.84	$.42
Pro forma	$.79	$.80	$.39
See Note O – Stock-Based Compensation for additional disclosures relating to stock-based compensation.
Capital Stock
The Company’s authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate class, is entitled to elect 25% of the members of the Company’s board of directors, while the Class B common stock, voting as a separate class, is entitled to elect the remaining 75% of the Company’s board of directors. When the Class A common stock and Class B common stock vote together as a single class, each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Class B Common Stock is convertible into Class A common stock on a share-for-share basis at the option of the holder.

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
New Accounting Standards
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” and Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP Nos. FAS 115-1 and FAS 124-1 are effective no later than the first reporting period beginning after December 15, 2005. The Company does not expect this statement to have a material impact on its consolidated financial statements.
In October 2005, the FASB issued FSP FAS No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS No. 13-1”). FSP FAS No. 13-1 requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”). The Company generally owns rather than leases land upon which new real estate projects are constructed. When the Company leases the land under a real estate project under construction, it is the Company’s policy to capitalize rental costs associated with ground leases incurred during construction periods under SFAS No. 67. FSP FAS No. 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In June 2005, EITF No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF No. 04-5”), was ratified by the FASB. EITF No. 04-5 addresses what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with generally accepted accounting principles. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when the investor becomes the sole general partner and should be reassessed if there is a change in terms or the exercise of the rights of the limited partners, the sole general partner increases or decreases its ownership, or there is an increase or decrease in the number of outstanding limited partner interests. For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. For all new and modified agreements, the consensus was effective on June 29, 2005 and did not have a material impact on the Company’s consolidated financial statements. For all existing agreements, the Company will adopt the consensus effective February 1, 2006, and the Company does not expect this statement to have a material impact on its consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material impact on its consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”), which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity even when the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective no later than the first reporting period beginning after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.
In March 2005, the FASB issued FSP FIN 46 (R)-5, “Implicit Variable Interests Under FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities” (“FSP FIN No. 46 (R)-5”), to address whether a company has an implicit variable interest in a VIE or potential VIE when specific conditions exist. The guidance describes an implicit variable interest as an implied financial interest in an entity that changes with changes in the fair market value of the entity’s net assets exclusive of variable interests. An implicit variable interest acts the same as an explicit variable interest except it involves the absorbing and/or receiving of variability indirectly from the entity (rather than directly). FSP FIN No. 46 (R)-5 is effective for the first reporting period beginning after March 3, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (Revised) “Share-Based Payment” (“SFAS No. 123 (R)”). This statement requires the recognition of compensation costs related to the estimated fair value of employee stock options and similar stock awards. Among other changes, SFAS No. 123 (R) provides for certain changes to the method of valuing share-based payments. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) adopted a new rule amending the compliance dates for SFAS No. 123 (R), which extended the implementation date to February 1, 2006. The Company will adopt the modified prospective application method, which requires the provisions of SFAS No. 123 (R) to be applied to unvested awards outstanding at the date of adoption and all new awards. At February 1, 2006, the Company had approximately $3,700,000 ($2,900,000 net of tax) of unamortized compensation costs related to outstanding unvested stock options expected to be recognized during the year ending January 31, 2007, a portion of which relates to certain development personnel that will be capitalized into the basis of qualifying real estate projects under development.
The Company will continue to recognize compensation costs related to restricted stock awards upon adoption of SFAS No. 123 (R), however the unearned compensation costs of $4,151,000 recorded as a reduction of shareholders’ equity at January 31, 2006 will be reclassified to additional paid-in capital upon adoption. See the Stock-Based Compensation section of Note A and Note O for further stock-based compensation costs related disclosures.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair-value measurement for nonmonetary exchanges of similar productive assets. This standard replaces the exception with a general exception from fair-value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting July 1, 2005. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Variable Interest Entities
In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), was issued. In December 2003, the FASB published a revision of the interpretation (“FIN No. 46 (R)”) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a VIE and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in a VIE consolidates the entity if the company’s interest is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN No. 46 (R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders.
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
A. Summary of Significant Accounting Policies (continued)
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
In addition, five properties in the Residential Group, which were determined to be VIEs, have been deconsolidated because the Company is not considered the primary beneficiary of these properties. Although the Company is an equity investor in these properties, it lacks certain decision-making authority. Specifically, these properties are part of government sponsored housing programs that are administered by the U.S. Department of Housing and Urban Development (“HUD”). The Company determined through a review of the contractual agreements for these government sponsored programs that the decision-making rights of HUD, a non-equity investor, are restrictive rights that have a significant impact on these five properties. The Company determined that HUD is the primary beneficiary of these VIEs because it is most closely associated with the VIEs. The VIEs’ activities include providing affordable housing for those individuals that qualify as low-income individuals; which is also HUD’s primary goal, mission, or purpose. Consistent with the provisions of FIN No. 46 (R), the Company does not consider the activities of these VIEs significant as they only have a de minimus effect on all the principal captions in the Consolidated Balance Sheets.
For the year ended January 31, 2005, the Company recorded a charge of $18,628,000 ($11,261,000 net of tax) for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R), which resulted in a reduction of net earnings. This charge consisted primarily of the Company’s share of accumulated depreciation and amortization expense of the newly-consolidated VIEs that were previously accounted for on the cost method.
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
As of January 31, 2006, the Company determined that it is the primary beneficiary of 30 VIEs representing 18 properties (19 VIEs representing 8 properties in Residential Group, 10 VIEs representing 9 properties in Commercial Group, and 1 VIE/property in Land Development Group). As of January 31, 2006, the Company held variable interests in 41 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $105,956,000 at January 31, 2006, which is recorded as investments in and advances to affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, supported-living apartments and land development.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary (net of the five deconsolidated properties) are as follows:

	January 31, 2006	January 31, 2005	February 1, 2004

	(in thousands)
Total Assets	$940,000	$877,000	$555,000
Nonrecourse Mortgage Debt	839,000	756,000	520,000
Total Liabilities (including nonrecourse mortgage debt)	900,000	813,000	540,000
Minority Interest	40,000	64,000	15,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see Note H — Senior and Subordinated Debt) as of January 31, 2006.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
B. Notes and Accounts Receivable, Net
The components of notes and accounts receivable, net are as follows.

	January 31,

	2006	2005

	(in thousands)
Straight-line rent from tenants	$98,804	$78,899
Receivables from tenants	42,637	29,566
Stapleton advances (see below)	3,846	20,875
Other notes receivables	30,013	24,337
Other accounts receivables	100,986	70,326

	276,286	224,003
Allowance for doubtful accounts	(11,022)	(11,135)

Notes and Accounts Receivable, Net	$265,264	$212,868

Weighted average interest rate	6.71%	4.57%
Notes receivable due within one year	$2,529	$5,203
Stapleton Advances
Stapleton Land, LLC has made certain advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure. The advances are subordinate to the District’s senior and subordinated bonds (See Note I – Financing Arrangements). For the years ended January 31, 2006 and 2005, Stapleton Land, LLC had advanced $3,846,000 and $20,875,000, respectively, included in other receivables in the Company’s Consolidated Balance Sheets. The Company recorded approximately $1,131,000 and $519,000 of interest income related to these advances in the Consolidated Statements of Earnings, for the years ended January 31, 2006 and 2005, respectively. The Company believes the amount outstanding as of January 31, 2006 is fully collectible.
Reduction of Reserves on Notes Receivable and Recognition of Contingent Interest Income
FIN No. 46 (R) – The Company’s implementation of FIN No. 46 (R) as of February 1, 2004 (see the Variable Interest Entities section in Note A), resulted in the full consolidation of the 19 VIEs mentioned below, which were previously accounted for using the equity or cost method of accounting. The balances of the federally subsidized housing projects notes, the Millender Center note and any remaining reserves were eliminated as a result of the new consolidation requirements. Prior to the implementation of FIN No. 46 (R), the reported balance of the remaining notes for the federally subsidized housing projects at January 31, 2004 was $15,392,771 under the equity or cost method of accounting, which includes a reserve for accrued interest and principal of $11,223,000. The reported balance of the note from Millender Center at January 31, 2004 was $20,385,000 under the equity method of accounting, which includes a reserve for accrued interest and the principal balance of $5,382,000.
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
During the year ended January 31, 2004, 14 of these properties completed a series of events that led to the reduction of these reserves. The first event was the modification or expiration of the government contracts that now allow for market rate apartment rentals, which provided a significant increase in expected future cash flows. This, in turn, increased the appraised values of these properties and in some instances, resulted in a settlement with the limited partners to obtain their ownership share of these properties in exchange for the balance of the notes and related accrued interest.
As a result, the Company determined that the collection of a portion of these notes receivable and related accrued interest was probable. As such, for the year ended January 31, 2004, a reduction of the reserves of $1,035,000 is included in revenues from real estate operations and $3,750,000 in interest income in the Consolidated Statements of Earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
B. Notes and Accounts Receivable, Net (continued)
Millender Center – In addition to the notes receivable discussed above, the Company owns a 4% partnership interest in Millender Center (the “Project”), a mixed-use apartment, retail and hotel project located in downtown Detroit, Michigan, and in 1985 loaned $14,775,000 to the 99% limited partners. A full reserve against the note and accrued interest was recorded in 1995 when the Company determined that collection was doubtful due to the operating performance of the Project at that time.
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
The Project improved operating performance and the extension of its tax advantaged financing have resulted in improved cash projections which supports the Company’s assessment that a portion of the note was collectible. As such, for the year ended January 31, 2004, the Company reduced the reserves for the Project by $2,482,000, which is reported as revenues from real estate operations and $3,151,000 is reported as interest income in the Consolidated Statements of Earnings.
C. Investments in and Advances to Affiliates
Included in investments in and advances to affiliates are unconsolidated investments in entities which the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to partners and other affiliates.
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	January 31,

	2006	2005

	(in thousands)
Members’ and partners’ equity as below	$564,280	$619,670
Equity of other members and partners	409,035	453,333

Company’s investment in partnerships	155,245	166,337
Advances to and on behalf of other affiliates(1)	206,697	248,897

Total Investments in and Advances to Affiliates	$361,942	$415,234

(1)	As is customary within the real estate industry, the Company invests in certain projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations and one unconsolidated project reported in the Residential Group. The Company consolidates the majority of its investments in these Commercial Group projects. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. At January 31, 2006 and 2005, amounts advanced for projects on behalf of this partner, collateralized solely by each respective partnership interest were $50,230 and $63,213, respectively, of the $206,697 and $248,897 presented above for “Advances to and on behalf of other affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable solely from cash flows of each respective property, as well as a deficit restoration obligation provided by the partner. Effective February 1, 2004, the Company modified certain provisions of its arrangement with its partner in the New York operations for certain existing and all prospective property partnerships. These modifications had, and are expected to have, an insignificant financial impact on the Company. As a result of these modifications, during the first quarter of 2004, the Company reclassified in its Consolidated Balance Sheets a net amount of approximately $30,000 from investments in and advances to affiliates to minority interest, which had no impact to its Consolidated Statements of Earnings, Comprehensive Income or Cash Flows.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)
Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	January 31,

	2006	2005

	(in thousands)
Balance Sheet:
Completed rental properties	$1,946,922	$1,879,706
Projects under development	854,316	564,712
Land held for development or sale	181,315	177,080
Accumulated depreciation	(529,501)	(497,566)
Restricted cash	317,850	362,583
Other assets	469,676	542,567

Total assets	$3,240,578	$3,029,082

Mortgage debt, nonrecourse	$2,145,146	$2,012,578
Other liabilities	531,152	396,834
Members’ and partners’ equity	564,280	619,670

Total Liabilities and Members’/Partners’ Equity	$3,240,578	$3,029,082

	(Combined 100%)
	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Operations:
Revenues	$692,793	$530,990	$565,754
Operating expenses	(427,520)	(318,625)	(305,792)
Interest expense including early extinguishment of debt	(122,550)	(106,556)	(132,062)
Provision for decline in real estate	(704)	–	(4,621)
Depreciation and amortization	(113,144)	(77,985)	(78,615)
Interest income	9,756	3,592	952
Gain (loss) on disposition of rental properties (2)	85,802	61,427	(3,573)

Net Earnings (pre-tax)	$124,433	$92,843	$42,043

Company’s portion of net earnings (pre-tax)	$55,201	$54,392	$31,751

(2)	The following table shows the detail of gain (loss) on disposition of rental properties that were held by equity method investments:

		(Combined 100%)
		Years Ended January 31,

		(in thousands)
Showcase (Specialty Retail Center)	(Las Vegas, Nevada)	$71,005	$–	$–
Colony Place (Apartments)	(Fort Myers, Florida)	10,703	–	–
Flower Park Plaza (Apartments)	(Santa Ana, California)	4,094	–	–
Chapel Hill Mall (Regional Malls)	(Akron, Ohio)	–	56,455	–
Manhattan Town Center Mall (Regional Malls) (Manhattan, Kansas)		–	3,141	–
Chapel Hill Suburban (Specialty Retail Center) (Akron, Ohio)		–	1,831	–
Waterford Village (Apartments)	(Indianapolis, Indiana)	–	–	(3,573)

Total gain (loss) on disposition of equity method rental properties		$85,802	$61,427	$(3,573)

Company’s portion of gain (loss) on disposition of equity method rental properties		$21,023	$31,996	$(3,573)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
D. Other Assets
Included in other assets are costs incurred in connection with obtaining financing, which are deferred and amortized over the life of the related debt. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized using the straight-line method over the lives of the related leases.

	January 31,

	2006	2005

	(in thousands)
Deferred costs, net	$352,331	$314,292
Prepaid expenses	157,274	183,588

	$509,605	$497,880

E. Mortgage Debt, Nonrecourse
Nonrecourse mortgage debt, which is collateralized solely by completed rental properties, projects under development and undeveloped land, was as follows:
January 31, 2006

				Total
	Operating	Development		Weighted
	Properties	Projects	Total	Average Rate

	(dollars in thousands)
Fixed	$3,510,611	$35,296	$3,545,907	6.39%
Variable(1)
Taxable	494,079	184,517	678,596	6.40%
Tax-Exempt	513,506	318,000	831,506	4.47%
Urban Development Action Grant (“UDAG”)	103,423	–	103,423	1.69%

	$4,621,619	$537,813	$5,159,432	5.98%

Commitment from lenders		$816,403

(1)	Taxable variable-rate debt of $678,596 and tax-exempt variable rate debt of $831,506 as of January 31, 2006 are protected with swaps and caps described below.
January 31, 2005

				Total
	Operating	Development		Weighted
	Properties	Projects	Total	Average Rate

	(dollars in thousands)
Fixed	$3,296,565	$2,880	$3,299,445	6.62%
Variable(1)
Taxable	503,113	137,274	640,387	5.13%
Tax-Exempt	455,840	287,510	743,350	3.00%
UDAG	104,009	–	104,009	1.54%

	$4,359,527	$427,664	$4,787,191	5.75%

Commitment from lenders		$629,239

(1)	Taxable variable-rate debt of $640,387 and tax-exempt variable rate debt of $743,350 as of January 31, 2005 are protected with swaps and caps described below.
The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E. Mortgage Debt, Nonrecourse (continued)
The Company has purchased interest rate hedges for its nonrecourse mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)

		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate

	(dollars in thousands)
02/01/06-02/01/07 (2)	$814,383	5.40%	$467,001	4.01%
02/01/07-02/01/08	693,379	5.43	350,878	4.72
02/01/08-02/01/09	92,035	5.20	49,690	4.54
02/01/09-02/01/10	73,500	5.00	48,432	4.54

(1)	Swaps include LIBOR contracts that have an initial maturity greater than six months.
(2)	These LIBOR-based hedges as of February 1, 2006 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2007.
Tax-Exempt (Priced off of Bond Municipal Association (‘BMA”) Index)

	Caps		Swaps

		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate

	(dollars in thousands)
02/01/06-02/01/07	$267,006	5.64%	$35,000	3.95%
02/01/07-02/01/08	175,025	5.71	–	–
02/01/08-02/01/09	119,200	5.62	–	–
The Company is engaged in discussions with its current lenders, and is actively working to extend and/or refinance maturing mortgage debt. As of January 31, 2006, the composition of mortgage debt maturities including scheduled amortization and balloon payments is as follows:
Mortgage Debt Nonrecourse Table

Fiscal Years Ending	Total	Scheduled
January 31,	Maturities	Amortization	Balloons

	(in thousands)
2007	$685,744	$70,339	$615,404
2008	$556,794	$63,283	$493,510
2009	$165,077	$68,012	$97,064
2010	$548,566	$65,822	$482,744
2011	$441,942	$68,168	$373,773
The following table summarizes interest incurred and paid on mortgage debt, nonrecourse.

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Interest incurred	$291,056	$240,389	$180,739
Interest paid	$282,880	$239,797	$179,720

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
F. Notes Payable
Notes payable, composed of notes due to lenders other than banks at January 31, 2006 and 2005, are $89,174,000 and $93,432,000, respectively. The weighted average interest rate at January 31, 2006 and 2005 are 4.39% and 5.09%, respectively.
The following table summarizes interest incurred and paid on notes payable:

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Interest incurred	$2,698	$3,333	$2,999
Interest incurred from discontinued operations	$1,217	$1,423	$1,409
Interest paid	$5,097	$7,866	$1,717
G. Bank Revolving Credit Facility
On March 22, 2004, the Company increased the availability under its bank revolving credit facility to $450,000,000. The revolving credit facility provided for interest rates, at the Company’s election, of 2.125% over LIBOR or 1/2% over prime with the last $50,000,000 of borrowings at 2.75% over LIBOR or 3/4 % over prime. The revolving line of credit allowed up to $50,000,000 in outstanding letters of credit or surety bonds.
On April 7, 2005, the Company amended its bank revolving credit facility. The amendment to the credit facility extends the maturity by one year to March 2008, lowers the borrowing rate to 1.95% over LIBOR, eliminates the higher rate tier on the last $50,000,000 of borrowings and contains an accordion provision that allows the Company to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the next 24 months following the amendment. The amendment also lowers the Company’s unused commitment fee from 37.5 basis points on any unused portion to 25 basis points if the revolver usage is less than 50% and 15 basis points if the revolver usage is greater than 50%. The amendment also increases the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 and adds a swing line availability of $40,000,000 for up to three business days.
On January 20, 2006, the Company further amended the bank revolving credit facility to increase the combined availability of letters of credit or surety bonds by $40,000,000 to $100,000,000. There was $67,071,000 and $41,678,000 in letters of credit and $-0- in surety bonds outstanding at January 31, 2006 and 2005, respectively.
The amended credit facility provides, among other things, for 1) at the Company’s election, interest rates of 1.95% over LIBOR or 1/2 % over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flows (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases. At January 31, 2006, retained earnings of $12,817,000 were available for payment of dividends. Under this amended credit facility, this limitation will be reset each March 22 to $30,000,000.
The outstanding balance of the revolving credit facility was $82,500,000 and $-0- at January 31, 2006 and 2005, respectively.
Interest incurred and paid on the bank revolving credit facility was as follows:

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Interest incurred	$3,688	$4,906	$4,645
Interest paid	$3,746	$5,164	$4,386

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Senior and Subordinated Debt
Senior Notes
Along with its wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), the Company filed an amended shelf registration statement with the Securities and Exchange Commission (“SEC”) on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide the Company flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. The Company has $292,180,000 available under its shelf registration at January 31, 2006.
On January 25, 2005, the Company issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under its shelf registration statement. The proceeds from this offering (net of approximately $4,300,000 of offering costs) were used to repay the outstanding balance under the Company’s bank revolving credit facility (see Note G — Bank Revolving Credit Facility) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by the Company, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if the Company completes one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
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
Subordinated Debt
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE (see the Variable Interest Entities section in Note A) and the book value (which approximates amortized costs) of the bonds was recorded as a collateralized borrowing with a liability reported as senior and subordinated debt and held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Senior and Subordinated Debt (continued)
In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. The Company has entered into a TRS for the benefit of these bonds that expires on September 15, 2008. Under this TRS, the Company receives a rate of 8.25% and pays BMA plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Interest incurred	$41,845	$31,749	$24,118
Interest paid	$36,971	$29,905	$26,822
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, F, G and H).

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Interest incurred	$339,287	$280,377	$212,501
Interest capitalized	$(66,172)	$(42,143)	$(32,941)

Net interest expense	$273,115	$238,234	$179,560

Interest paid	$328,694	$282,732	$212,645

I. Financing Arrangements
Collateralized Borrowings
In 2001, Stapleton Land, LLC, a subsidiary of Forest City Rental Properties Corporation, purchased $75,000,000 in Tax Increment Financing (“TIF”) bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds that began in August 2004 and had a call option on the TIF bonds that began in August 2003. In the event the Bonds were not removed from the Trust, the Company had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land, LLC was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees and credit enhancement fees (the “Retained Interest”).
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
I. Financing Arrangements (continued)
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
In August 2004, the $75,000,000 TIF bonds were defeased and removed from the Trust with the proceeds of a new $75,000,000 bond issue by the Denver Urban Renewal Authority (“DURA”), and the $70,000,000 revenue bonds, which bear interest at a rate of 8.5%, were removed from the Trust through a third party purchase. Upon removal of the $70,000,000 revenue bonds from the Trust, the third party deposited the bonds into a special-purpose entity (the “Entity”). As the TIF and revenue bonds were successfully removed from the Trust, Stapleton Land, LLC recognized $25,262,000 ($13,745,000 net of tax and minority interest) of interest income for the year ended January 31, 2005 in the Consolidated Statements of Earnings upon receipt of the Retained Interest. Of this amount, the fair value of $22,870,000 ($12,445,000 net of tax and minority interest) was recognized in OCI in previous fiscal years and deferred until August 2004 under the cost recovery method of revenue recognition. The remaining amount of $2,392,000 ($1,300,000 net of tax and minority interest) was earned and recognized during the year ended January 31, 2005. Stapleton Land, LLC is not obligated to pay, nor is entitled to, any further amounts related to this Retained Interest.
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATS”), which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of the Company, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, the Company contributed additional net collateral of $2,094,000. The Company has consolidated the collateralized borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. The revenue bonds of $70,000,000 and the collateral of $12,094,000 were reported as other assets and restricted cash, respectively, in the Consolidated Balance Sheets at January 31, 2005. As the bonds were redeemed in July 2005, there are no balances reported for the revenue bonds or collateral at January 31, 2006. For the year ended January 31, 2006, the Company recorded approximately $2,670,000 and $1,162,000 of interest income and interest expense, respectively, related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amount, approximately $2,588,000 is interest income on the RITES and $82,000 is interest income on the collateral. For the year ended January 31, 2005, the Company recorded approximately $3,078,000 and $1,159,000 of interest income and interest expense, respectively, related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amount, approximately $2,958,000 is interest income on the RITES and $120,000 is interest income on the collateral.
On July 13, 2005, the District issued $63,000,000 Senior Limited Property Tax Supported Revenue Refunding Bonds (“Senior Limited Bonds”), Series 2005 and $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005 (collectively, the “2005 Bonds”). Proceeds from the issuance of the 2005 Bonds were used to redeem the $70,000,000 revenue bonds held by the Entity, which were then removed from the Company’s Consolidated Balance Sheets. The Entity, in turn, redeemed the outstanding P-FLOATs. As holder of the RITES, Stapleton Land II, LLC was entitled to the remaining capital balances of the Entity after payment of P-FLOAT interest and other program fees. The District used additional proceeds of $30,271,000 to repay developer advances and accrued interest to Stapleton Land, LLC. Stapleton Land II, LLC was refunded $12,060,000 of collateral provided as credit enhancement under this borrowing.
On July 13, 2005, Stapleton Land II, LLC, entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above and in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000, which is recorded as restricted cash in the Consolidated Balance Sheets. For the year ended January 31, 2006, the Company recorded approximately $516,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, approximately $362,000 is interest income on the Senior Subordinate Bonds and $154,000 is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
I. Financing Arrangements (continued)
agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At January 31, 2006, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a forward delivery placement agreement whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. As of January 31, 2006, no draws have been made by the District.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of approximately $7,244,000 at January 31, 2006 and $813,000 at January 31, 2005, is recorded in other assets in the Consolidated Balance Sheets. For the years ended January 31, 2006 and 2005, the Company has reported interest income of approximately $6,431,000 and $813,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. (See the Accounting for Derivative Instruments and Hedging Activities section in Note A).
J. Accounts Payable and Accrued Expenses
Included in accounts payable and accrued expenses at January 31, 2006 and 2005 are book overdrafts of approximately $22,587,000 and $1,979,000, respectively. The overdrafts are a result of the Company’s cash management program and represent checks issued but not yet presented to a bank for collection.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K. Income Taxes
The income tax provision related to continuing operations consists of the following:

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Current
Federal	$244	$(12,046)	$(4,300)
State	1,019	(811)	(40)

	1,263	(12,857)	(4,340)

Deferred
Federal	34,578	42,675	24,492
State	(12,603)	10,095	5,380

	21,975	52,770	29,872

Total provision	$23,238	$39,913	$25,532

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
Financial statement earnings before income taxes, after minority interest	$84,042	$83,921	$61,776
Income taxes computed at the statutory rate	$29,414	$29,372	$21,622
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	2,745	4,347	3,418
State tax rate cumulative effect	(9,978)	–	–
State net operating loss	(5,854)	(1,229)	(2,905)
General Business Credits	(2,084)	(992)	(657)
Valuation allowance	8,800	7,510	2,899
Other items	195	905	1,155

Total provision	$23,238	$39,913	$25,532

Effective tax rate	27.65%	47.56%	41.33%
The components of the deferred tax provision for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$24,310	$24,036	$13,225
Costs on land and rental properties under development expensed for tax purposes	(1,599)	24,206	4,539
Revenues and expenses recognized in different periods for tax and financial statement purposes	11,580	(25,517)	4,726
Difference between tax and financial statements related to unconsolidated entities	5,993	20,728	7,916
Provision for decline in real estate	(2,255)	–	(155)
Deferred state taxes, net of federal benefit	(741)	7,329	715
Benefit of tax loss carryforward excluding effect of stock options	(15,003)	(6,109)	(5,235)
State tax rate cumulative effect	(9,978)	–	–
Valuation allowance	8,800	7,510	2,899
General Business Credits	(2,734)	(810)	(657)
Alternative Minimum Tax credits	3,602	1,397	1,899

Deferred provision	$21,975	$52,770	$29,872

See Note S for disclosure of income taxes for discontinued operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K. Income Taxes (continued)
The components of the deferred income tax liability are as follows.

	January 31,

	Temporary Differences		Deferred Tax

	2006	2005	2006	2005

	(in thousands)
Depreciation	$306,690	$296,818	$118,505	$117,391
Capitalized costs (1)	539,022	593,427	208,278	234,700
Tax loss carryforward (2)	(110,229)	(53,131)	(38,580)	(18,596)
Federal tax credits	–	–	(38,632)	(39,373)
Other comprehensive income (loss)	364	(13,647)	141	(5,397)
Basis in unconsolidated entities	210,017	192,911	81,150	76,297
Other (1)	88,662	(26,630)	56,926	(10,532)

	$1,034,526	$989,748	$387,788	$354,490

(1)	Additions to capitalized costs and other during the year ended January 31, 2006 and 2005 include $73,556 and $83,291, respectively, related to replacement property of tax-deferred exchanges (see Note S).
(2)	Includes deferred tax benefit related to stock options exercised which was recorded through additional paid-in-capital.
Income taxes (refunded) paid were $(8,170,000), $4,582,000 and $(147,000) for the years ended January 31, 2006, 2005 and 2004, respectively. At January 31, 2006, the Company had a net operating loss carryforward of $110,229,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2026, a charitable contribution deduction carryforward of $33,747,000 that will expire in the years ending January 31, 2007 through January 31, 2011, General Business Credit carryovers of $11,765,000 that will expire in the years ending January 31, 2007 through January 31, 2026, and an alternative minimum tax (“AMT”) credit carryforward of $26,867,000 that is available until used to reduce Federal tax to the AMT amount. The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position.
The components of the net deferred tax liability are as follows:

	At January 31,

	2006	2005

	(in thousands)
Deferred tax liabilities	$965,327	$790,952

Deferred tax assets	606,588	456,002
Less: valuation allowance (1)	(29,049)	(19,540)

	(577,539)	(436,462)
Net deferred tax liability	$387,788	$354,490

(1)	The valuation allowance is related to state taxes, general business credits and charitable contributions.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L. Segment Information
The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is defined as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, division and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges from real estate operations of Forest City Rental Properties Corporation, a wholly-owned subsidiary of the Company, for depreciation, amortization, amortization of mortgage procurement costs and deferred income taxes; iv) provision for decline in real estate (net of tax); v) extraordinary items (net of tax); and vi) cumulative effect of change in accounting principle (net of tax).
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer (“CEO”), the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT tells the CEO how profitable a real estate segment is simply by operating for the sole purpose of collecting rent, paying operating expenses and servicing its debt. The Company’s segments adhere to the accounting policies further described in Note A.
Continued on Page 108

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L. Segment Information (continued)
The following tables summarize financial data for the following strategic business units: Commercial Group, Residential Group, Land Development Group and the following additional segments: the Nets (an equity method investment) and Corporate Activities. All amounts are presented in thousands.

	January 31,		Years Ended January 31,

	2006	2005	2006	2005	2004

	Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group	$5,357,159	$4,683,977	$700,223	$513,879	$288,404
Residential Group	2,161,902	2,045,864	271,708	353,797	141,777
Land Development Group	229,914	289,702	2,514	30,237	54,172
The Nets	19,236	41,861	–	–	–
Corporate Activities	222,130	260,681	2,694	9,757	2,795
Other(1)	–	–	–	523	1,186

	$7,990,341	$7,322,085	$977,139	$908,193	$488,334

	Years Ended January 31,			Years Ended January 31,

	2006	2005	2004	2006	2005	2004

	Revenues from Real Estate Operations			Operating Expenses

Commercial Group	$752,710	$691,700	$566,424	$382,032	$344,988	$292,999
Commercial Group Land Sales	125,938	11,410	18,905	65,675	10,078	17,893
Residential Group	214,258	190,283	134,006	145,219	123,132	87,344
Land Development Group	107,869	92,657	89,458	64,463	55,126	58,474
The Nets	–	–	–	–	–	–
Corporate Activities	–	4	(9)	36,907	33,952	24,690

	$1,200,775	$986,054	$808,784	$694,296	$567,276	$481,400

	Years Ended January 31,			Years Ended January 31,			Years Ended January 31,

	2006	2005	2004	2006	2005	2004	2006	2005	2004

	Interest Income			Interest Expense			Depreciation and Amortization Expense

Commercial Group	$4,614	$7,135	$5,547	$174,324	$157,790	$127,232	$125,925	$113,770	$85,190
Residential Group	3,965	3,444	15,839	46,182	37,488	22,647	47,552	38,183	19,063
Land Development Group	17,716	34,475	721	7,606	7,161	3,098	251	122	159
The Nets	–	–	–	–	–	–	–	–	–
Corporate Activities	1,800	248	552	45,003	35,795	26,583	1,064	1,010	1,837

	$28,095	$45,302	$22,659	$273,115	$238,234	$179,560	$174,792	$153,085	$106,249

	Years Ended January 31,			Years Ended January 31,

	2006	2005	2004	2006	2005	2004

				Earnings Before Depreciation,
	Earnings Before Income Taxes (EBIT) (2)			Amortization & Deferred Taxes (EBDT)

Commercial Group	$130,524	$77,836	$70,085	$229,872	$182,483	$154,057
Gain on disposition of equity method properties	13,145	31,996	–	–	–	–
Provision for decline in real estate	(1,500)	–	(510)	–	–	–
Provision for decline in real estate recorded on equity method	(704)	–	–	–	–	–
Residential Group	(17,408)	(748)	34,616	53,404	68,091	72,075
Gain (loss) on disposition of equity method properties	7,878	–	(3,573)	–	–	–
Provision for decline in real estate	(4,600)	–	(1,624)	–	–	–
Land Development Group	94,200	80,934	38,631	59,337	42,747	28,601
Provision for decline in real estate	(1,774)	–	–	–	–	–
The Nets	(24,534)	(10,889)	–	(16,107)	(6,108)	–
Corporate Activities	(81,195)	(70,485)	(64,040)	(56,010)	(46,726)	(46,042)
Gain (loss) on disposition of other investments	506	438	(171)	–	–	–
Other	–	–	–	–	4,545	3,701

	$114,538	$109,082	$73,414	$270,496	$245,032	$212,392

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L. Segment Information (continued)
Reconciliation of Earnings Before Depreciation Amortization and Deferred Taxes (EBDT) to net earnings by Segment:

			Land
	Commercial	Residential	Development
Year Ended January 31, 2006	Group	Group	Group	The Nets	Corporate	Other(1)	Total

EBDT	$229,872	$53,404	$59,337	$(16,107)	$(56,010)	$–	$270,496
Depreciation and amortization – Real Estate Groups	(126,482)	(59,566)	(190)	–	–	–	(186,238)
Amortization of mortgage procurement costs – Real Estate Groups	(8,713)	(2,429)	–	–	–	–	(11,142)
Deferred taxes – Real Estate Groups	(33,289)	7,684	(6,004)	–	3,958	–	(27,651)
Straight-line rent adjustment	12,178	40	15	–	–	–	12,233
Gain on disposition of other investments, net of tax	–	–	–	–	311	–	311
Provision for decline in real estate, net of tax and minority interest	(920)	(1,960)	(1,072)	–	–	–	(3,952)
Gain on disposition recorded on equity method, net of tax	8,064	4,836	–	–	–	–	12,900
Provision for decline in real estate recorded on equity method, net of tax	(432)	–	–	–	–	–	(432)
Discontinued operations, net of tax and minority interest:(3)
Depreciation and amortization – Real Estate Groups	(3,874)	(2,603)	–	–	–	–	(6,477)
Amortization of mortgage procurement costs – Real Estate Groups	(336)	(100)	–	–	–	–	(436)
Deferred taxes – Real Estate Groups	(789)	(236)	–	–	–	–	(1,025)
Straight-line rent adjustment	(1,573)	–	–	–	–	–	(1,573)
Gain on disposition of rental properties	–	26,505	–	–	–	–	26,505

Net earnings	$73,706	$25,575	$52,086	$(16,107)	$(51,741)	$–	$83,519

Year Ended January 31, 2005

EBDT	$182,483	$68,091	$42,747	$(6,108)	$(46,726)	$4,545	$245,032
Depreciation and amortization – Real Estate Groups	(119,074)	(49,414)	(41)	–	–	–	(168,529)
Amortization of mortgage procurement costs – Real Estate Groups	(8,400)	(3,023)	–	–	–	–	(11,423)
Deferred taxes – Real Estate Groups	(24,430)	(10,059)	(2,532)	–	4,755	–	(32,266)
Straight-line rent adjustment	4,083	(92)	–	–	–	–	3,991
Gain on disposition of other investments, net of tax	–	–	–	–	265	–	265
Gain on disposition recorded on equity method, net of tax	19,341	–	–	–	–	–	19,341
Cumulative effect of change in accounting principle, net of tax	(477)	(10,784)	–	–	–	–	(11,261)
Discontinued operations, net of tax and minority interest:(3)
Depreciation and amortization – Real Estate Groups	(4,327)	(6,353)	–	–	–	–	(10,680)
Amortization of mortgage procurement costs – Real Estate Groups	(516)	(161)	–	–	–	–	(677)
Deferred taxes – Real Estate Groups	(700)	428	–	–	–	–	(272)
Straight-line rent adjustment	(709)	–	–	–	–	–	(709)
Gain on disposition of Lumber Group	–	–	–	–	–	11,501	11,501
Gain on disposition of rental properties	4,574	36,319	–	–	–	–	40,893

Net earnings	$51,848	$24,952	$40,174	$(6,108)	$(41,706)	$16,046	$85,206

Year Ended January 31, 2004

EBDT	$154,057	$72,075	$28,601	$–	$(46,042)	$3,701	$212,392
Depreciation and amortization – Real Estate Groups	(89,336)	(31,393)	158	–	–	–	(120,571)
Amortization of mortgage procurement costs – Real Estate Groups	(10,088)	(1,133)	(278)	–	–	–	(11,499)
Deferred taxes – Real Estate Groups	(22,894)	(19,862)	(14,093)	–	24,552	–	(32,297)
Straight-line rent adjustment	6,699	526	–	–	–	–	7,225
Provision for decline in real estate, net of tax and minority interest	(216)	(982)	–	–	–	–	(1,198)
Provision for decline in real estate recorded on equity method, net of tax	–	–	(2,793)	–	–	–	(2,793)
Gain (loss) on other investments, net of tax	–	280	–	–	(384)	–	(104)
Loss on disposition recorded on equity method, net of tax	–	(2,160)	–	–	–	–	(2,160)
Discontinued operations, net of tax and minority interest:(3)
Depreciation and amortization – Real Estate Groups	(3,365)	(4,197)	–	–	–	–	(7,562)
Amortization of mortgage procurement costs – Real Estate Groups	(701)	(185)	–	–	–	–	(886)
Deferred taxes – Real Estate Groups	(959)	(184)	–	–	–	–	(1,143)
Straight-line rent adjustment	(165)	–	–	–	–	–	(165)
Provision for decline in real estate	(467)	–	–	–	–	–	(467)
(Loss) gain on disposition of rental properties	(64)	3,961	–	–	–	–	3,897

Net earnings	$32,501	$16,746	$11,595	$–	$(21,874)	$3,701	$42,669

(1)	Expenditures for additions to real estate, EBDT and net earnings presented under the caption “Other” relates to the Lumber Group, which was sold in November 2004 and is no longer a reportable segment.
(2)	See Consolidated Statements of Earnings on page 77 for reconciliation of EBIT to net earnings.
(3)	See Note S – Discontinued Operations starting on page 116 for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
M. Leases
The following tables include all lease obligations of the Company.
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year.

Years Ending January 31,

(in thousands)
2007	$425,277
2008	410,629
2009	404,084
2010	389,911
2011	371,534
Later years	2,477,529

$4,478,964

Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes, utilities and operating costs which is included in revenues from real estate operations in the Consolidated Statements of Earnings. The following table summarizes total reimbursements.

Years Ending January 31,

(in thousands)
2006	$150,334
2005	$135,619
2004	$105,944
The Company as Lessee
The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases in Boston and New York City, the majority of which expire between the years 2035 and 2100, excluding optional renewal periods.
Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2006 are as follows.

Years Ending January 31,

(in thousands)
2007	$18,115
2008	17,348
2009	16,841
2010	16,110
2011	16,018
Later years	832,924

$917,356

The following table summarizes rent expense paid.

Years Ending January 31,

(in thousands)
2006	$18,034
2005	$20,979
2004	$20,725

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
N. Commitments and Contingencies
The Company has adopted the provisions of FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). The Company believes the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of January 31, 2006, the Company has a guaranteed loan of $1,400,000 relating to the Company’s share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This guarantee was entered into prior to January 31, 2003, and therefore, has not been recorded in the Company’s Consolidated Financial Statements at January 31, 2006, pursuant to the provisions of FIN No. 45. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company also had outstanding letters of credit of $67,071,000 as of January 31, 2006. The maximum potential amount of future payments on the guaranteed loans and letters of credit the Company could be required to make is the total amounts noted above.
As a general partner for certain limited partnerships, the Company guaranteed the funding of operating deficits of newly-opened apartment projects for an average of five years. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in the Company’s Consolidated Financial Statements at January 31, 2006, pursuant to the provisions of FIN No. 45. At January 31, 2006, the maximum potential amount of future payments on these operating deficit guarantees the Company could be required to make was approximately $5,900,000. The Company would seek to recover any amounts paid through refinancing or sales proceeds of the apartment project. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive, or the loss of allocated tax credits and tax losses. At January 31, 2006, the maximum potential payment under these tax indemnity guarantees was approximately $65,084,000. The Company believes that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company has obtained legal opinions from nationally recognized law firms supporting the validity of the tax credits. The Company does not expect to make any payments under these guarantees.
The Company’s mortgage loans are nonrecourse, however in some cases lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2006, the outstanding balance of the partners’ share of these loans was approximately $516,911,000. The Company believes the risk of payment on the carve-out guarantees is mitigated in most cases by the fact the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and insurance coverage for items such as fraud.
The Company has guaranteed the obligations of Forest City Rental Properties Corporation, or FCRPC, under the FCRPC credit agreement, dated as of March 22, 2004, as amended, among FCRPC, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent. This guaranty imposes a number of restrictive covenants on the Company, including a prohibition on certain consolidations and mergers and limitations on the amount of debt, guarantees and property liens that the Company may incur. The guaranty also requires the Company to maintain a specified minimum cash flow coverage ratio, consolidated shareholders’ equity and Earnings Before Depreciation and Taxes, or EBDT. The Company is in compliance with the covenants under the guaranty at January 31, 2006.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
N. Commitments and Contingencies (continued)
The Company monitors its properties for the presence of hazardous or toxic substances. Other than those environmental matters identified during the acquisition of a site (which are generally remediated prior to the commencement of development), the Company is not aware of any environmental liability with respect to its operating properties that would have a material adverse effect on its financial position, cash flows, or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flow. The Company carries environmental insurance and believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice.
The Company customarily guarantees lien-free completion of projects under construction. Upon completion, the guarantees are released. Additionally, the Company also provides lien-free completion guarantees on the infrastructure on the land it develops and is later sold to customers or is held for master-planned communities or mixed-use projects. At January 31, 2006, the Company has provided the following completion guarantees:

			Total External	Outstanding
	Total	Percent	Funding	Loan
	Costs	Completed	Sources	Balance

	(in thousands)
Projects under construction	$2,549,190	55%	$1,985,251	$1,299,070
Land	765,500	60	630,101	187,874
The Company’s subsidiaries have been successful in consistently delivering lien-free completion of construction and land projects, without calling the Company’s guarantees of completion.
The Company is also involved in certain claims and litigation related to its operations. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
On August 16, 2004, the Company purchased an ownership interest in the NBA franchise known as the Nets that is reported on the equity method of accounting. Although the Company has an ownership interest of approximately 21% in the Nets, the Company currently recognized approximately 31% and 38% of the net loss for the years ended January 31, 2006 and 2005, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. In connection with the purchase of the franchise, the Company and certain of its partners have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. The Company’s indemnity is limited to $100,000,000 and is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company has insurance coverage of approximately $100,000,000 in connection with such indemnity. The Company evaluated the indemnity guarantee in accordance with FIN No. 45 and determined that the fair value for the Company’s liability for its obligations under the guarantee was not material.
In addition, the Nets are a party to an arbitration challenging an insurance company’s denial of temporary total disability benefits on one of its former players. The maximum amount of the Company’s share of this claim approximates $8,000,000. This claim is being vigorously defended, and is not possible to predict the ultimate outcome of this dispute at this time. As management of the Nets believe that an adverse judgment is not probable, and the amount of loss, if any, cannot be reasonably estimated, or otherwise management believes is recoverable from the previous owners, the Nets have not accrued a loss associated with this matter at January 31, 2006.
Certain of the Company’s ground leases include provisions requiring it to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003, and therefore, have not been recorded in the Company’s consolidated financial statements at January 31, 2006 in accordance with FIN No. 45. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
N. Commitments and Contingencies (continued)
The Company is party to an easement agreement under which it has agreed to indemnify a third party for any claims or damages arising from the use of the easement area of one of its development projects. The Company has also entered into an environmental indemnity at one of its development projects whereby it agrees to indemnify a third party for the cost of remediating any environmental condition. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered or actual remediation costs incurred. The Company mitigates its exposure to loss related to the easement agreement and environmental indemnity through insurance coverage.
The Company is party to an agreement whereby it is has issued a $40,000,000 guarantee in connection with certain environmental work to the extent such environmental work is required as a result of investigative work which is being performed to determine the feasibility of constructing a mixed-use development project in Brooklyn, New York. The guaranty expires at some point in time between six and nine years after completion of the investigative work as stipulated in the agreement. The Company has recorded a liability of $21,700,000 related to this agreement for the year ended January 31, 2006, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets. The Company mitigates its exposure to loss related to this agreement through an environmental insurance policy.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.
O. Stock-Based Compensation
The 1994 Stock Plan, as amended, (“Plan”) permits the award of Class A stock options, restricted shares, restricted stock units and stock appreciation rights to key employees and non-employee directors of the Company. The aggregate maximum number of shares that may be issued during the term of the Plan is 500,000 for restricted shares or restricted stock units and 11,750,000 for all types of awards. The maximum annual award to an individual is 400,000 stock options or stock appreciation rights and 225,000 restricted shares or restricted stock units. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value per share of the stock on the date of grant. The Plan does not allow the exercise price to be lowered for outstanding options or to cancel and replace stock options at a lower exercise price. The Company has not amended the terms of any previously issued options. The Plan is administered by the Compensation Committee of the Board of Directors. The Company granted 793,800, -0- and 1,354,600 stock options in 2005, 2004 and 2003, respectively. All options granted under the Plan to date have been for a term of 10 years and have graded vesting over four years.
The information required by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” relating to the pro forma effect on net earnings and earnings per share had the fair value based method under SFAS No. 123 been used for stock options is located in the Stock-Based Compensation section in Note A.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants in 2005 and 2003, respectively: dividend yield of .7% in both years; expected volatility of 22.9% and 22.7%; risk-free interest rate of 4.34% and 3.7%; and expected life of 6.6 and 8.7 years. A summary of stock option activity is presented below.

	Years Ended January 31,

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	3,410,484	$13.06	4,172,510	$12.05	3,318,016	$10.15
Granted	793,800	$31.79	–	$–	1,354,600	$15.63
Exercised	(1,113,136)	$11.31	(729,626)	$7.35	(436,658)	$8.32
Forfeited	(37,000)	$25.17	(32,400)	$11.16	(63,448)	$14.79

Outstanding at end of year	3,054,148	$18.42	3,410,484	$13.06	4,172,510	$12.05

Options exercisable at end of year	1,300,698	$12.58	1,489,484	$10.31	1,935,164	$8.56
Number of shares available for granting of options at end of year	5,110,060		5,956,860		5,924,460
Weighted average fair value of options granted during the year	$10.01		$–		$5.35

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
O. Stock-Based Compensation (continued)
The following table summarizes information about fixed stock options outstanding at January 31, 2006.

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise Prices	January 31, 2006	Contractual Life	Exercise Prices	January 31, 2006	Exercise Prices

$ 3.68 – 7.35	5,400	0.6 years	$4.79	5,400	$4.79
$ 7.35 – 11.03	405,096	2.8 years	$8.26	405,096	$8.26
$ 11.03 – 14.70	640,252	5.1 years	$14.22	640,252	$14.22
$ 14.70 – 18.38	1,210,400	7.1 years	$15.50	245,900	$15.50
$ 18.38 – 22.05	16,200	7.5 years	$19.88	4,050	$19.88
$ 29.40 – 33.08	772,400	9.2 years	$31.76	–	$–
$ 33.08 – 36.75	4,400	9.7 years	$36.75	–	$–

	3,054,148			1,300,698

The Company granted 90,000, -0- and 225,000 shares of restricted Class A common stock to certain key employees in 2005, 2004 and 2003, respectively. The restricted stock awarded in 2005 was issued out of authorized and unissued shares. The restricted stock awarded in 2003 was issued out of treasury stock, having a cost basis of $1,012,500. The restricted shares were awarded with rights to vote the shares and receive dividends while being subject to restrictions on disposition, transferability and risk of forfeiture. The restrictions on the shares lapse over a period of four years from date of grant. The market values on the date of grant of $2,857,500 in 2005 and $3,487,500 in 2003 were recorded as unearned compensation within shareholders’ equity to be charged to expense over the respective vesting periods. The number of unvested restricted shares amounted to 258,750, 337,500 and 393,750 at January 31, 2006, 2005 and 2004, respectively. The amount of unearned compensation relating to these unvested shares amounted to $4,151,000, $3,087,000 and $4,919,000 at January 31, 2006, 2005 and 2004, respectively, and are reported as a reduction of shareholders’ equity in the accompanying consolidated financial statements. In connection with the vesting of restricted stock during 2005, the Company repurchased into treasury 61,584 shares of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares, which were placed in treasury with an aggregate cost basis to $1,945,000, were all reissued during the year in connection with stock option exercises.
P. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings from continuing operations.”

	Earnings from	Weighted
	Continuing	Average
	Operations	Common Shares	Per
	(Numerator)	Outstanding	Common
Years Ended January 31,	(in thousands)	(Denominator)	Share

2006
Basic earnings per share	$60,804	101,079,578	$0.60
Effect of dilutive securities-stock options	–	1,524,354	(0.01)

Diluted earnings per share	$60,804	102,603,932	$0.59

2005
Basic earnings per share	$44,008	100,201,634	$0.44
Effect of dilutive securities-stock options	–	1,644,422	(0.01)

Diluted earnings per share	$44,008	101,846,056	$0.43

2004
Basic earnings per share	$36,244	99,750,860	$0.36
Effect of dilutive securities-stock options	–	1,393,486	–

Diluted earnings per share	$36,244	101,144,346	$0.36

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Q. Stock Split
On June 21, 2005, the Board of Directors declared a two-for-one stock split of the Company’s outstanding Class A and Class B common stock effective July 11, 2005 to shareholders of record on June 27, 2005. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity by transferring the par value of the additional shares issued from the additional paid-in-capital account to the common stock accounts. All share and per share data included in this annual report have been restated to reflect the stock split.
R. Dividends
The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date Declared	Date of Record	Payment Date	Amount Per Share

March 24, 2005	June 1, 2005	June 15, 2005	$0.05	(post-split)
June 21, 2005	September 1, 2005	September 15, 2005	$0.06
September 29, 2005	December 1, 2005	December 15, 2005	$0.06
December 13, 2005	March 1, 2006	March 15, 2006	$0.06
March 23, 2006 (1)	June 1, 2006	June 15, 2006	$0.06

(1)	Since this dividend was declared after January 31, 2006, it is not reflected in the consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the years ended January 31, 2006, 2005 and 2004. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Summarized financial information for Hilton Times Square Hotel’s assets, liabilities and minority interest that were held for sale as of January 31, 2006 were as follows:

January 31,
2006

(in thousands)
Assets
Real estate	$101,374
Cash and equivalents	2,854
Restricted cash	2,808
Notes and accounts receivable, net	3,154
Other assets	3,030

Total Assets	$113,220

Liabilities
Mortgage debt, nonrecourse	$81,133
Notes payable	15,000
Accounts payable and accrued expenses	14,421

Total Liabilities	110,554

Minority interest	3,843

Total Liabilities and Minority Interest	$114,397

The following table lists the formerly consolidated rental properties included in discontinued operations:

Square Feet/
		Number	Quarter/
		of Units	Year	Year Ended	Year Ended	Year Ended
Property	Location	(Unaudited)	Disposed	1/31/2006	1/31/2005	1/31/2004

Commercial Group:
Hilton Times Square	Manhattan, New York	444 rooms	Q-1 2006	Yes	Yes	Yes
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q-3 2004	–	Yes	Yes
Pavilion	San Jose, California	250,000 square feet	Q-3 2004	–	Yes	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q-2 2004	–	Yes	Yes
Residential Group:
Enclave	San Jose, California	637 units	Q-4 2005	Yes	Yes	Yes
Cherrywood Village	Denver, Colorado	360 units	Q-3 2005	Yes	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q-3 2005	Yes	Yes	Yes
Arboretum Place	Newport News, Virginia	184 units	Q-4 2004	–	Yes	Yes
Bridgewater	Hampton, Virginia	216 units	Q-4 2004	–	Yes	Yes
Colony Woods	Bellevue, Washington	396 units	Q-4 2004	–	Yes	Yes
Silver Hill	Newport News, Virginia	153 units	Q-4 2004	–	Yes	Yes
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q-4 2004	–	Yes	Yes
Regency Towers	Jackson, New Jersey	372 units	Q-3 2004	–	Yes	Yes
Woodlake	Silver Spring, Maryland	534 units	Q-1 2004	–	Yes	Yes
Laurels	Justice, Illinois	520 units	Q-3 2003	–	–	Yes
Vineyards	Broadview Heights, Ohio	336 units	Q-3 2003	–	–	Yes
Trowbridge	Southfield, Michigan	305 units	Q-1 2003	–	–	Yes
In addition, the Company’s Lumber Group strategic business unit was included in discontinued operations for the years ended January 31, 2005 and 2004. Lumber Group was a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the new construction industry and to home remodelers.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
Substantially all of the assets of the Lumber Group were sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price will be paid in four annual installments with payments commencing November 12, 2006. In the year ended January 31, 2005, the Company reported a gain on disposition of this segment of $20,920,000 ($11,501,000, net of tax) net of $1,093,000 loss related to the sale of Babin. The Company has deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain and any interest income will be recognized as the note receivable principal and interest are collected.
The operating results related to discontinued operations were as follows:

	Year Ended
	January 31, 2006	Year Ended January 31, 2005

	Rental	Lumber	Rental
	Properties	Group	Properties	Total

	(in thousands)	(in thousands)
Revenues	$61,609	$111,516	$74,554	$186,070
Expenses
Operating expenses	43,998	97,235	49,930	147,165
Interest expense	12,186	3,633	17,652	21,285
Amortization of mortgage procurement costs	703	–	1,006	1,006
Loss on early extinguishment of debt	2,569	–	2,576	2,576
Depreciation and amortization	6,578	1,272	11,002	12,274

	66,034	102,140	82,166	184,306

Interest income	341	14	283	297
Gain on disposition of rental properties and Lumber Group	43,198	20,920	71,325	92,245

Earnings before income taxes	39,114	30,310	63,996	94,306

Income tax expense (benefit)
Current	(4,223)	9,703	3,155	12,858
Deferred	18,529	4,561	20,660	25,221

	14,306	14,264	23,815	38,079

Earnings before minority interest	24,808	16,046	40,181	56,227
Minority interest	2,093	–	3,768	3,768

Net earnings from discontinued operations	$22,715	$16,046	$36,413	$52,459

	Year Ended January 31, 2004

	Lumber	Rental
	Group	Properties	Total

	(in thousands)
Revenues	$123,238	$72,786	$196,024
Expenses
Operating expenses	110,139	49,403	159,542
Interest expense	3,302	16,293	19,595
Amortization of mortgage procurement costs	–	1,377	1,377
Loss on early extinguishment of debt	–	190	190
Provision for decline in real estate	–	1,104	1,104
Depreciation and amortization	1,891	9,347	11,238

	115,332	77,714	193,046

Interest income	11	159	170
Gain on disposition of rental properties and Lumber Group	–	6,769	6,769

Earnings before income taxes	7,917	2,000	9,917

Income tax expense
Current	3,798	527	4,325
Deferred	418	837	1,255

	4,216	1,364	5,580

Earnings before minority interest	3,701	636	4,337
Minority interest	–	(2,088)	(2,088)

Net earnings from discontinued operations	$3,701	$2,724	$6,425

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
Gain on Disposition of Rental Properties and Lumber Group
The following table summarizes the gain on disposition of rental properties and Lumber Group for the years ended January 31, 2006, 2005 and 2004.

		Years Ended January 31,

		2006	2005	2004

		(in thousands)
Discontinued Operations:
Enclave (Apartments) (2)	San Jose, California	$33,722	$–	$–
Ranchstone (Apartments) (2)	Denver, Colorado	5,079	–	–
Cherrywood Village (Apartments) (2)	Denver, Colorado	4,397	–	–
Regency Towers (Apartments) (2)	Jackson, New Jersey	–	25,390	–
Lumber Group (1)	Portland, Oregon	–	20,920	–
Woodlake (Apartments) (2)	Silver Spring, Maryland	–	19,499	–
Bridgewater (Apartments)	Hampton, Virginia	–	7,161	–
Colony Woods (Apartments) (2)	Bellevue, Washington	–	5,193	–
Pavilion (Office Building)	San Jose, California	–	4,222	–
Trellis at Lee’s Mill (Apartments)	Newport News, Virginia	–	3,444	–
Hunting Park (Specialty Retail Center)	Philadelphia, Pennsylvania	–	2,176	–
Flatbush Avenue (Specialty Retail Center) (2)	Brooklyn, New York	–	2,060	–
Arboretum (Apartments)	Newport News, Virginia	–	2,047	–
Silver Hill (Apartments)	Newport News, Virginia	–	133	–
Laurels (Apartments) (2)	Justice, Illinois	–	–	4,249
Vineyards (Apartments) (2)	Broadview Heights, Ohio	–	–	2,109
Trowbridge (Supported-Living Community)	Southfield, Michigan	–	–	538
Other		–	–	(127)

Total		$43,198	$92,245	$6,769

(1)	Net of $1,093 loss on the disposition of Babin Building Centers, Inc.
(2)	Sold in a tax-deferred exchange. The proceeds are reinvested through a qualified intermediary in replacement assets under Section 1031 of the Internal Revenue Code.
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. Any changes in fair value that are other than temporary are recognized in the period such decrease has occurred. The following table summarizes the Company’s proportionate share of gains (losses) on equity method investments disposed of during the years ended January 31, 2006, 2005 and 2004, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings.

		Years Ended January 31,

		2006	2005	2004

		(in thousands)
Showcase (Specialty Retail Center)	Las Vegas, Nevada	$13,145	$–	$–
Colony Place (Apartments)	Fort Myers, Florida	5,352	–	–
Flower Park Plaza (Apartments)	Santa Ana, California	2,526	–	–
Chapel Hill Mall (Regional Mall)	Akron, Ohio	–	27,943	–
Manhattan Town Center Mall (Regional Mall)	Manhattan, Kansas	–	3,138	–
Chapel Hill Suburban (Specialty Retail Center)	Akron, Ohio	–	915	–
Waterford Village (Apartments)	Indianapolis, Indiana	–	–	(3,573)

Total		$21,023	$31,996	$(3,573)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
T. Provision for Decline in Real Estate, Early Extinguishment of Debt and Cumulative Effect of Change in Accounting Principle
Provision for Decline in Real Estate
The Company reviews its investment portfolio to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in its real estate portfolio pursuant to the guidance established in SFAS No. 144.
The Company recorded a provision for decline in real estate of $7,874,000, $-0- and $2,134,000 for the years ended January 31, 2006, 2005 and 2004, respectively. For the year ended January 31, 2006, the Company recorded a provision for decline in real estate in the Land Development Group of $1,330,000 related to Rockport Square, a 174,000 square-foot residential and retail development project located in Lakewood, Ohio, a provision of $256,000 related to Syracuse Village, an affordable housing community located in Denver, Colorado and a provision of $188,000 related to Kline’s Farm, a 378 acre planned residential community located in Girard, Ohio. The Company also recorded a provision of $4,600,000 related to Sterling Glen of Forest Hills, an 84-unit supported living Residential community located in Queens, New York and $1,500,000 related to the Ritz Carlton, a 206 room Commercial hotel located in Cleveland, Ohio.
For the year ended January 31, 2004, the Company recorded a provision for decline in real estate of $1,624,000 related to land held by the Residential Group and a provision of $510,000 related to G Street, a 13,000 square-foot specialty retail center located in Philadelphia, Pennsylvania. These provisions represent a write down to the estimated fair value, less cost to sell, due to a change in events (which typically include an unexpected sales offer, loss of a significant tenant or decreased unit sales) related to the estimated future cash flows.
Early Extinguishment of Debt
For the years ended January 31, 2006 and 2005, the Company recorded $7,415,000 and $5,082,000, respectively, as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of nonrecourse mortgage debt in order to secure more favorable financing terms. For the year ended January 31, 2004, the Company recorded $10,718,000 as loss on early extinguishment of debt. This amount was primarily the result of the payment in full of the Company’s $200,000,000 8.5% senior notes due in 2008 at a premium of 104.25% for a loss on extinguishment of $8,500,000 related to a redemption premium and approximately $3,000,000 related to the write-off of unamortized debt issue costs. These charges were offset, in part, by net gains on early extinguishment of debt of approximately $800,000 on several residential properties.
The following table summarizes early extinguishment of debt included in discontinued operations.

		Years Ended January 31,

		2006	2005	2004

		(in thousands)
Enclave	San Jose, California	$948	$–	$–
Ranchstone	Denver, Colorado	565	–	–
Cherrywood Village	Denver, Colorado	546	–	–
Hilton Times Square	Manhattan, New York	510	–	–
Bridgewater	Hampton, Virginia	–	1,557	–
Trellis at Lee’s Mill	Newport News, Virginia	–	624	–
Woodlake	Silver Spring, Maryland	–	238	–
Regency Towers	Jackson, New Jersey	–	157	–
Laurels	Justice, Illinois	–	–	145
Vineyards	Broadview Heights, Ohio	–	–	45

Total		$2,569	$2,576	$190

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
T. Provision for Decline in Real Estate, Early Extinguishment of Debt and Cumulative Effect of Change in Accounting Principle (continued)
Cumulative Effect of Change in Accounting Principle
For the year ended January 31, 2005, the Company recorded a charge for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings of $18,628,000 ($11,261,000 net of tax). This charge consisted primarily of accumulated depreciation and amortization expense, net of minority interest, of the newly-consolidated VIEs which were previously accounted for on the cost method. See the Variable Interest Entities section in Note A for further information.
The overall impact resulting from the adoption of FIN No. 46 (R) to the Commercial Group was a pre-tax charge of $789,000 from the consolidation of a development project located in Las Vegas, Nevada that was previously accounted for under the equity method of accounting.
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
U. Subsequent Event
On March 17, 2006, the Company sold its investment in Hilton Times Square Hotel for $242,450,000. This 444-room hotel opened in 2000 and is located in Manhattan, New York. The Company has taken the initial steps to structure this sale as a tax-deferred exchange.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)
The Company adopted the provisions of SFAS No. 144 on February 1, 2002. Revenues from real estate operations and earnings before income taxes have been reclassified for properties disposed of and/or classified as held for sale for the years ended January 31, 2006 and 2005.

	Quarter Ended

	January 31,	October 31,	July 31,	April 30,
	2006	2005	2005	2005

	(in thousands, except per share data)
Revenues from real estate operations	$332,756	$275,283	$297,561	$295,175
Earnings before income taxes	$35,915	$15,028	$21,381	$42,214
Net earnings	$28,235	$12,904	$20,164	$22,216
Basic net earnings per common share(1)(2)	$0.28	$0.13	$0.20	$0.22
Diluted net earnings per common share (1)(2)	$0.27	$0.13	$0.20	$0.21

	Quarter Ended

	January 31,	October 31,	July 31,	April 30,
	2005	2004	2004	2004

	(in thousands, except per share data)
Revenues from real estate operations	$272,132	$236,897	$249,582	$227,443
Earnings before income taxes	$(4,686)	$33,463	$63,786	$16,519
Earnings before cumulative effect of a change in accounting principle	$5,840	$37,340	$34,823	$18,464
Net earnings	$5,840	$37,340	$34,823	$7,203
Basic net earnings per common share(1)(2)	$0.06	$0.37	$0.35	$0.07
Diluted net earnings per common share (1)(2)	$0.06	$0.37	$0.34	$0.07

(1)	Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ earnings per share may not equal the annual earnings per share due to the weighting of stock and option activity occurring during the year. All earnings per share disclosures appearing in these financial statements were computed assuming dilution unless otherwise indicated.
(2)	This category has been restated to reflect a two-for-one stock split that occurred in July 2005.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, (of the effectiveness of the Company’s disclosure controls and procedures). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
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
Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of January 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 75 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Respectfully,
/s/ Charles A. Ratner

Charles A. Ratner
President and Chief Executive Officer
/s/ Thomas G. Smith

Thomas G. Smith
Executive Vice President,
Chief Financial Officer and Secretary

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant

(a)	Identification of Directors (including the Company’s assessment of Director independence) will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 28, 2006 and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the registrant are reported in Part I of this Form 10-K.

(c)	The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 28, 2006 and is incorporated herein by reference.
The Company’s assessment of an audit committee “financial expert” is contained in a definitive proxy statement which the registrant anticipates will be filed by April 28, 2006 and is incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.
Item 11. Executive Compensation
The information required by this item is contained in a definitive proxy statement, which the registrant anticipates will be filed by April 28, 2006 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 28, 2006 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information required by this item will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 28, 2006 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 28, 2006 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
      (a) List of Documents filed as part of this report.
           1. Financial statements and supplementary data included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – January 31, 2006 and 2005
Consolidated Statements of Earnings for the years ended January 31, 2006, 2005 and 2004
Consolidated Statements of Comprehensive Income for the years ended January 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended January 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

Individual financial statements of entities accounted for by the equity method have been omitted because such entities would not constitute a significant subsidiary.
           2. Financial statements and schedules required by Part II, Item 8 are included in Part IV Item 15(c):

Page No.

Schedule II – Valuation and Qualifying Accounts for the years ended January 31, 2006, 2005 and 2004	131
Schedule III – Real Estate and Accumulated Depreciation at January 31, 2006 with reconciliations for the years ended January 31, 2006, 2005 and 2004	132

The report of the independent registered public accounting firm with respect to the above listed financial statement schedules appears on page 75.

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.
           3. Exhibits – see (b) below.

(b)	Exhibits

Exhibit
Number			Description of Document

3.1		–	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).
3.2		–	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).
3.3		–	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).
3.4		–	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).
4.1		–	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).
4.2		–	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).
4.3		–	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1-4372).
4.4		–	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).
4.5		–	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).
+10	.1	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.2	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.3	–	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.4	–	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number			Description of Document

+10	.5	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.6	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.7	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.8	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.9	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.10	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.11	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.12	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.13	–	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.14	–	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.15	–	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.16	–	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

Exhibit
Number			Description of Document

+10	.17	–	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).
+10	.18	–	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).
+10	.19	–	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).
+10	.20	–	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).
+10	.21	–	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).
+10	.22	–	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).
+10	.23	–	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).
+10	.24	–	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).
+10	.25	–	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).
+10	.26	–	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).
+10	.27	–	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).
+10	.28	–	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).
+10	.29	–	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).
+10	.30	–	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).
10.31		–	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

Exhibit
Number			Description of Document

10.32		–	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).
10.33		–	First Amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).
10.34		–	First Amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).
+10	.35	–	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).
+10	.36	–	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).
+10	.37	–	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372) (Replaced by Exhibit 10.49).
+10	.38	–	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372) (Replaced by Exhibit 10.50).
10.39		–	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).
10.40		–	Second Amendment to Guaranty of Payment of Debt, dated as of April 7, 2005, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2005 (File No. 1-4372).
+10	.41	–	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).
+10	.42	–	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).
+10	.43	–	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).
+10	.44	–	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).
+10	.45	–	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).
+10	.46	–	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

Exhibit
Number			Description of Document

+10	.47	–	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).
+10	.48	–	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).
+10	.49	–	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372) (Replaces Exhibit 10.37).
+10	.50	–	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372) (Replaces Exhibit 10.38).
+10	.51	–	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Pension Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).
10.52		–	Consent Letter to Credit Agreement and Guaranty of Payment of Debt, dated January 20, 2006 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006 (File No. 1-4372).
*+10	.53	–	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As amended and restated as of June 21, 2005).
*21		–	Subsidiaries of the Registrant.
*23		–	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-41437 and 333-87378) and Forms S-8 (Registration No. 33-65058, 333-38912, 333-61925 and 333-122172).
*24		–	Powers of attorney.
*31	.1	–	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	–	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15 (b).

*	Filed herewith.

(c)	Financial Statement Schedules
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	of Period	Expenses		Deductions		Period

	(in thousands)
Allowance for doubtful accounts
January 31, 2006	$10,731	$2,334		$2,477	(a)	$10,588
January 31, 2005	$12,209	$3,215		$4,693	(a)	$10,731
January 31, 2004	$10,383	$2,627		$801	(a)	$12,209
Notes receivable reserve
January 31, 2006	$404	$33		$3	(c)	$434
January 31, 2005	$16,605	$–		$16,201	(d)	$404
January 31, 2004	$20,283	$6,740		$10,418	(c)	$16,605
Reserve for project write-offs
January 31, 2006	$19,986	$3,821	(b)	$7,321		$16,486
January 31, 2005	$19,086	$13,898	(b)	$12,998		$19,986
January 31, 2004	$19,086	$17,722	(b)	$17,722		$19,086
Valuation reserve on other investments
January 31, 2006	$6,684	$100		$–		$6,784
January 31, 2005	$6,752	$–		$68		$6,684
January 31, 2004	$6,096	$656		$–		$6,752
Valuation reserve on tax benefits
January 31, 2006	$19,540	$9,527		$18		$29,049
January 31, 2005	$902	$18,975	(e)	$337		$19,540
January 31, 2004	$908	$–	(e)	$6		$902

(a)	Uncollectible accounts written off and $1,429 related to the disposition of the Lumber Group in the year ended January 31, 2005.
(b)	Additions charged to costs and expenses were recorded net of abandoned development projects written off of $7,321, $12,998 and $17,722 for the years ended January 31, 2006, 2005, and 2004, respectively.
(c)	Primarily represents the reversal of reserves against notes receivable from various Federally Subsidized housing projects. See Note B in the Notes to Consolidated Financial Statements.
(d)	Reserves on notes related to equity investments were eliminated as a result of the new consolidation requirements under FIN No. 46 (R).
(e)	Certain valuations were netted with other tax benefits in years prior to January 31, 2005.

(c) Financial Statement Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries

												Range of Lives (In Years)
				Cost Capitalized								on Which Depreciation
		Initial Cost		Subsequent		Gross Amount at Which Carried						in Latest Income
		to Company		to Acquisition		at Close of January 31, 2006						Statement is Computed

	Amount of						(B)		Accumulated
	Encumbrance		Buildings				Buildings		Depreciation
Description of	at January 31,		and		Carrying	(A)	and	Total	at January 31,	Date of	Date
Property	2006	Land	Improvements	Improvements	Costs	Land	Improvements	(A)(B)	2006 (C)	Construction	Acquired	Building	Improvements

Apartments:
Miscellaneous investments	$1,095,723	$136,409	$1,232,309	$83,711	$87,122	$139,686	$1,399,865	$1,539,551	$182,166	Various	–	Various	Various
Shopping Centers:
Miscellaneous investments	1,820,048	228,697	1,690,939	237,045	65,891	221,534	2,001,038	2,222,572	276,886	Various	–	Various	Various
Office Buildings:
Miscellaneous investments	1,738,422	41,761	1,930,431	279,308	140,212	109,813	2,281,899	2,391,712	523,197	Various	–	Various	Various
Leasehold improvements and other equipment:
Miscellaneous investments	–	–	9,160	–	–	–	9,160	9,160	4,345	–	Various	Various	Various
Under Construction:
Miscellaneous investments	476,132	259,449	626,807	–	–	259,449	626,807	886,256	–
Developed Land:
Miscellaneous investments	29,107	105,875	–	–	–	105,875	–	105,875	–

Total	$5,159,432	$772,191	$5,489,646	$600,064	$293,225	$836,357	$6,318,769	$7,155,126	$986,594

(A) The aggregate cost at January 31, 2006 for federal income tax purposes was $6,544,350. For (B) and (C) refer to the following page.

(c) Financial Statement Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

	Years Ended January 31,

	2006	2005	2004

	(in thousands)
(B) Reconciliations of total real estate carrying value are as follows:
Balance at beginning of period	$6,437,906	$5,082,595	$4,474,137
Additions during period –
Improvements	935,475	912,946	313,127
Other additions	–	538,173	–
Other acquisitions	58,667	108,076	382,472

	994,142	1,559,195	695,599

Deductions during period –
Cost of real estate sold or retired	(276,922)	(203,884)	(87,141)

Balance at end of period	$7,155,126	$6,437,906	$5,082,595

(C) Reconciliations of accumulated depreciation are as follows:
Balance at beginning of period	$865,562	$715,482	$615,563
Additions during period –
Charged to profit or loss	154,672	137,900	105,115
Net other additions (deductions) during period –
Acquisitions, retirements and sales	(33,640)	12,180	(5,196)

Balance at end of period	$986,594	$865,562	$715,482

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

BY:	/s/ Charles A. Ratner

(Charles A. Ratner, President and Chief Executive Officer)
Date:  March 28, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Albert B. Ratner)	Co-Chairman of the Board and Director	March 28, 2006

* (Samuel H. Miller)	Co-Chairman of the Board, Treasurer and Director	March 28, 2006

/s/ Charles A. Ratner (Charles A. Ratner)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2006

/s/ Thomas G. Smith (Thomas G. Smith)	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 28, 2006

/s/ Linda M. Kane (Linda M. Kane)	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 28, 2006

* (James A. Ratner)	Executive Vice President and Director	March 28, 2006

* (Ronald A. Ratner)	Executive Vice President and Director	March 28, 2006

* (Brian J. Ratner)	Executive Vice President and Director	March 28, 2006

* (Deborah Ratner Salzberg)	Director	March 28, 2006

* (Michael P. Esposito, Jr.)	Director	March 28, 2006

* (Scott S. Cowen)	Director	March 28, 2006

* (Jerry V. Jarrett)	Director	March 28, 2006

* (Joan K. Shafran)	Director	March 28, 2006

* (Louis Stokes)	Director	March 28, 2006

* (Stan Ross)	Director	March 28, 2006
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material by April 28, 2006.
The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.
March 28, 2006

/s/ Charles A. Ratner

(Charles A. Ratner, Attorney-in-Fact)

EXHIBITS FILED HEREWITH

Exhibit
Number		Description of Document

10.53	–	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As amended and restated as of June 21, 2005).

21	–	Subsidiaries of the Registrant.

23	–	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-22695, 333-41437, 333-84282 and 333-87378) and Forms S-8 (Registration No. 33-65054, 33-65058, 333-38912 and 333-61925).

24	–	Powers of attorney.

31.1	–	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.