Form 10-Q
period 2006-04-30
FOREST CITY ENTERPRISES INC
filed 2006-06-08
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the quarterly period ended April 30, 2006

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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
Indicate the number of shares outstanding, including unvested restricted stock, of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2006

Class A Common Stock, $.33 1/3 par value	76,178,135 shares

Class B Common Stock, $.33 1/3 par value	25,890,660 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	April 30, 2006	January 31, 2006
	(in thousands)
Assets
Real Estate
Completed rental properties	$6,145,259	$6,162,995
Projects under development	924,985	886,256
Land held for development or sale	122,918	105,875

Total Real Estate	7,193,162	7,155,126

Less accumulated depreciation	(1,005,531)	(986,594)

Real Estate, net	6,187,631	6,168,532

Cash and equivalents	141,510	254,734
Restricted cash	348,225	430,264
Notes and accounts receivable, net	242,005	265,264
Investments in and advances to affiliates	403,799	361,942
Other assets	515,280	509,605

Total Assets	$7,838,450	$7,990,341

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$5,036,592	$5,159,432
Notes payable	70,653	89,174
Bank revolving credit facility	—	82,500
Senior and subordinated debt	599,400	599,400
Accounts payable and accrued expenses	624,917	674,949
Deferred income taxes	424,696	387,788

Total Liabilities	6,756,258	6,993,243

Minority Interest	136,252	102,716

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock – without par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 96,000,000 shares authorized; 75,688,335 and 75,695,084 shares issued and outstanding, respectively	25,230	25,232
Class B, convertible, 36,000,000 shares authorized; 25,986,960 and 26,149,070 shares issued and outstanding, respectively; 6,257,961 shares issuable	8,662	8,716

	33,892	33,948
Additional paid-in capital	252,095	251,991
Unearned compensation	—	(4,151)
Retained earnings	659,496	612,371

	945,483	894,159
Accumulated other comprehensive income	457	223

Total Shareholders’ Equity	945,940	894,382

Total Liabilities and Shareholders’ Equity	$7,838,450	$7,990,341

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended April 30,
	2006	2005
	(in thousands, except per share data)
Revenues from real estate operations	$289,354	$294,580

Expenses
Operating expenses	167,516	165,461
Depreciation and amortization	43,617	41,975
Provision for decline in real estate	—	1,500

	211,133	208,936

Interest expense	(70,417)	(66,187)
Amortization of mortgage procurement costs	(3,019)	(3,058)
Loss on early extinguishment of debt	(803)	(1,610)

Interest and other income	14,962	6,902
Equity in earnings of unconsolidated entities	379	20,036
Gain on disposition of other investments	—	606

Earnings before income taxes	19,323	42,333

Income tax expense (benefit)
Current	(423)	7,560
Deferred	7,573	8,591

	7,150	16,151

Earnings before minority interest and discontinued operations	12,173	26,182

Minority interest	(4,257)	(2,832)

Earnings from continuing operations	7,916	23,350

Discontinued operations, net of tax and minority interest
Operating loss from rental properties	(861)	(1,134)
Gain on disposition of rental properties	46,203	—

	45,342	(1,134)

Net earnings	$53,258	$22,216

Basic earnings per common share (1)
Earnings from continuing operations	$0.08	$0.23
Earnings from discontinued operations, net of tax and minority interest	0.44	(0.01)

Net earnings	$0.52	$0.22

Diluted earnings per common share (1)
Earnings from continuing operations	$0.08	$0.23
Earnings from discontinued operations, net of tax and minority interest	0.44	(0.01)

Net earnings	$0.52	$0.22

(1)	Earnings per share and weighted average shares outstanding for the three months ended April 30, 2005 have been restated to reflect a two-for-one stock split that occurred in July 2005.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
	2006	2005
	(in thousands)
Net earnings	$53,258	$22,216

Other comprehensive income, net of tax and minority interest:

Unrealized net losses on investment securities	(33)	(166)

Change in unrealized net gains on interest rate derivative contracts	267	1,326

Other comprehensive income, net of tax and minority interest	234	1,160

Comprehensive income	$53,492	$23,376

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

										Accumulated
	Common Stock				Additional					Other
	Class A		Class B		Paid-In	Unearned	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	(Loss) Income	Total

						(in thousands)
Three Months Ended April 30, 2006
Balances at January 31, 2006	75,695	$25,232	26,149	$8,716	$251,991	$(4,151)	$612,371	—	$—	$223	$894,382
Reclassifications related to the adoption of SFAS No. 123(R)	(259)	(86)			(4,065)	4,151					—
Net earnings							53,258				53,258
Other comprehensive income, net of tax and minority interest										234	234
Dividends $.06 per share							(6,133)				(6,133)
Purchase of treasury stock								18	(826)		(826)
Conversion of Class B to Class A shares	162	54	(162)	(54)							—
Exercise of stock options	34	11			(55)			(18)	826		782
Restricted stock vested	56	19			(19)						—
Stock-based compensation					3,044						3,044
Excess income tax benefit from stock option exercises					536						536
Excess income tax benefit from restricted stock vesting					663						663

Balances at April 30, 2006	75,688	$25,230	25,987	$8,662	$252,095	$—	$659,496	—	$—	$457	$945,940

Three Months Ended April 30, 2005
Balances at January 31, 2005	74,206	$24,736	26,497	$8,832	$230,188	$(3,087)	$552,106	—	$—	$(8,250)	$804,525
Net earnings							22,216				22,216
Other comprehensive income, net of tax and minority interest										1,160	1,160
Dividends $.05 per share							(5,033)				(5,033)
Purchase of treasury stock								62	(1,945)		(1,945)
Exercise of stock options	134	44			1,668						1,712
Restricted stock granted	90	30			2,827	(2,857)					—
Amortization of unearned compensation						573					573
Excess income tax benefit from stock option exercises					814						814
Excess income tax benefit from restricted stock vesting					723						723

Balances at April 30, 2005	74,430	$24,810	26,497	$8,832	$236,220	$(5,371)	$569,289	62	$(1,945)	$(7,090)	$824,745

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,

	2006	2005
	(in thousands)
Net Earnings	$53,258	$22,216

Depreciation and amortization	43,617	41,975
Provision for decline in real estate	—	1,500
Amortization of mortgage procurement costs	3,019	3,058
Loss on early extinguishment of debt	803	1,610
Equity in earnings of unconsolidated entities	(379)	(20,036)
Gain on disposition of other investments	—	(606)
Deferred income taxes	7,573	6,803
Minority interest	4,257	2,832
Excess tax benefit from stock-based compensation	(1,199)	—
Stock-based compensation	2,526	573
Cash distributions from operations of unconsolidated entities	11,983	11,412
Non-cash operating expenses:
Write-off of abandoned development projects	669	1,209
Discontinued operations:
Depreciation and amortization	115	1,999
Amortization of mortgage procurement costs	40	208
Minority interest	60,880	38
Gain on disposition of operating properties	(136,384)	—
Deferred income taxes	29,190	568
Cost of sales of land included in projects under development and completed rental properties	11,355	13,090
(Increase) decrease in land held for development or sale	(12,342)	7,173
Decrease in notes and accounts receivable	22,955	11,114
Decrease (increase) in other assets	3,489	(10,390)
Increase in restricted cash used for operating purposes	(6,309)	(11,657)
(Decrease) increase in accounts payable and accrued expenses	(42,484)	10,178

Net cash provided by operating activities	$56,632	$94,867

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2006	2005
	(in thousands)
Cash Flows from Investing Activities
Capital expenditures	$(208,601)	$(222,522)
Proceeds from disposition of rental properties and other investments	121,205	187
Change in restricted cash to be used for capital expenditures	(95,945)	(9,220)
Change in investments in and advances to affiliates	(44,432)	7,387

Net cash used in investing activities	(227,773)	(224,168)

Cash Flows from Financing Activities
Payments on bank revolving credit facility	(82,500)	—
Proceeds from nonrecourse mortgage debt	247,080	143,011
Principal payments on nonrecourse mortgage debt	(122,368)	(83,825)
Proceeds from notes payable	266	273
Payments on notes payable	(19,261)	(10,695)
Change in restricted cash and book overdrafts	56,766	49,475
Payment of deferred financing costs	(9,518)	(11,170)
Excess tax benefit from stock-based compensation	1,199	—
Purchase of treasury stock	(826)	(1,945)
Exercise of stock options	782	1,712
Dividends paid to shareholders	(6,111)	(5,036)
Decrease in minority interest	(7,592)	(17,933)

Net cash provided by financing activities	57,917	63,867

Net decrease in cash and equivalents	(113,224)	(65,434)

Cash and equivalents at beginning of period	254,734	276,492

Cash and equivalents at end of period	$141,510	$211,058

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the three months ended April 30, 2006 and 2005:

	Three Months Ended April 30,
	2006	2005
	(in thousands)
Operating Activities
Decrease in notes and accounts receivable	$531	$—
Increase in land held for development or sale	(4,701)	—
Decrease in other assets	365	—
Decrease in accounts payable and accrued expenses	(9,934)	—

Total effect on operating activities	$(13,739)	$—

Investing Activities
Decrease in projects under development	$18,642	—
Increase in completed rental properties	(518)	—
Non-cash proceeds from disposition of properties	109,302	—

Total effect on investing activities	$127,426	$—

Financing Activities
Increase in notes payable	$4,701	$—
Decrease in nonrecourse mortgage debt	(242,200)	—
Decrease in restricted cash	150,418	—
Decrease in minority interest	(27,102)	—
Increase in additional paid-in capital	518	—
Dividends declared but not yet paid	(22)	—

Total effect on financing activities	$(113,687)	$—

2006
•	Assumption of nonrecourse mortgage debt and direct payment to partner by the buyer upon sale of Hilton Times Square Hotel and G Street properties in the Commercial Group.

•	Change to equity method of accounting from full consolidation due to admission of a 50% partner in Uptown Apartments, a residential development project in Oakland, California.

•	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interest in Rockport Square in the Land Development Group.

•	Capitalization of stock-based compensation.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2006, including the Report of Independent Registered Public Accounting Firm. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
New Accounting Standards
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that all separately recognized servicing assets and liabilities be initially measured at fair value and subsequently measured at fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the recognition of compensation costs related to the estimated fair value of employee stock options and similar stock awards. The Company adopted SFAS No. 123(R) on February 1, 2006. See Note B – Stock-Based Compensation for details regarding the implementation of SFAS No. 123(R).
Variable Interest Entities
As of April 30, 2006, the Company determined that it is the primary beneficiary of 30 Variable Interest Entities ("VIE") representing 18 properties (19 VIEs representing 8 properties in Residential Group, 10 VIEs representing 9 properties in Commercial Group, and 1 VIE/property in Land Development Group). As of April 30, 2006, the Company held variable interests in 43 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $101,000,000 at April 30, 2006, which is recorded as investments in and advances to affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FASB Interpretation (“FIN”) No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities and land development.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary are as follows as of April 30 and January 31, 2006:

	April 30, 2006	January 31, 2006
	(in thousands)
Total assets	$926,000	$940,000
Nonrecourse mortgage debt	837,000	839,000
Total liabilities (including nonrecourse mortgage debt)	890,000	900,000
Minority interest	36,000	40,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Note E – Senior and Subordinated Debt) as of April 30, 2006.
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
Interest and Other Income
In connection with a redevelopment project in Cumberland, Rhode Island, the Company applied and qualified for a Rhode Island Historic Tax Preservation Credit (“Credit”). The Credit, which is equal to 30% of Qualified Rehabilitation Expenditures as defined by the Rhode Island state tax code, is fully assignable irrespective of whether the assignee has an ownership interest in the underlying real estate. The purpose of the Credit is to create economic incentives for the purpose of stimulating the redevelopment and reuse of Rhode Island’s historic structures. Included in interest and other income for the three months ended April 30, 2006 is approximately $8.8 million related to proceeds received from third parties resulting from the sale of the Credits that were realized by the Company in connection with the completion of the redevelopment project. The Company has no significant rights or obligations following the sale of these Credits.
Accounting for Derivative Instruments and Hedging Activities
For the three months ended April 30, 2006 and 2005, the amount of hedge ineffectiveness relating to hedges designated and qualifying as cash flow and fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was not material. The amount of derivative losses reclassified into earnings from other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter for the three months ended April 30, 2006 and 2005 was $32,000 and $-0-, respectively. As of April 30, 2006, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as a reduction of interest expense of approximately $1,669,000, net of tax.
From time to time, certain of the Company’s joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Joint Ventures pay a variable rate, generally equivalent to the Bond Market Association (“BMA”) rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
the Company. At April 30, 2006, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $319,790,000. The fair value of such contracts is immaterial at April 30, 2006. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At April 30 and January 31, 2006, interest rate caps were reported at fair value of approximately $3,034,000 and $2,454,000, respectively, in other assets in the Consolidated Balance Sheets. At April 30 and January 31, 2006, interest rate swap agreements had a positive fair value recorded as an unrealized gain of $9,942,000 and $7,887,000, respectively, and are included in other assets in the Consolidated Balance Sheets.
Other Comprehensive Income
Net unrealized gains or losses on securities are included in OCI and represent the difference between the market value of investments in unaffiliated companies that are available-for-sale at the balance sheet date and the Company’s cost. Also included in OCI is the Company’s portion of the unrealized gains and losses on the effective portions of derivative instruments designated and qualified as cash flow hedges. The amount of income tax expense related to accumulated OCI was $287,000 and $141,000 as of April 30, 2006 and January 31, 2006, respectively.
The following table summarizes the components of accumulated OCI included within the Company’s Consolidated Balance Sheets, net of tax and minority interest.

	April 30,	January 31,
	2006	2006
	(in thousands)
Unrealized gains on securities	$237	$270
Unrealized gains (losses) on interest rate contracts	220	(47)

Accumulated Other Comprehensive Income	$457	$223

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
B. Stock-Based Compensation
The Company’s 1994 Stock Plan, as amended, (the “Plan”) permits the award of Class A stock options (incentive and nonqualified), restricted shares, restricted stock units and stock appreciation rights to key employees and non-employee directors of the Company. The aggregate maximum number of shares that may be issued during the term of the Plan is 500,000 for restricted shares or units granted after June 21, 2005 and 11,750,000 for all types of awards. As of April 30, 2006, the total number of shares available for granting of all types of awards was 3,985,560, of which 309,000 may be restricted shares or units. The maximum annual award to an individual is 400,000 stock options or rights and 225,000 restricted shares or units. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the exercise price to be lowered for outstanding options or to cancel and replace stock options at lower exercise price. The Company has not amended the terms of any previously issued options. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over four years. All outstanding restricted shares have graded vesting over four years.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation (continued)
In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”). This statement requires the recognition of compensation costs related to the estimated fair value of employee stock options and similar stock awards. Among other changes, SFAS No. 123(R) provides for certain changes to the method of valuing share-based payments. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) adopted a new rule amending the compliance dates for SFAS No. 123(R), which extended the implementation date for the Company to February 1, 2006. The Company adopted the modified prospective application method which requires the provisions of SFAS No. 123(R) to be applied to unvested awards outstanding at the date of adoption and all new awards. The Company recognizes compensation costs for its stock option and restricted stock awards over the requisite service period using the straight-line attribution method. The current Plan, as amended, which covers awards granted in 2006, permits the acceleration of vesting upon the retirement of a grantee who retires on or after reaching the prescribed retirement age, as defined in the Plan. The cost of an award subject to this retirement provision is recognized immediately for grantees that are retirement eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant which the individual reaches retirement age. This retirement provision does not apply to awards granted prior to 2006. The Company recognized approximately $1,170,000 of compensation expense related to stock-based compensation awards that were granted during 2006 to retirement eligible grantees.
Prior to February 1, 2006, the Company followed the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. As such, stock-based compensation was measured using the intrinsic value method, that is, the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the employee is required to pay for the stock. None of the stock option awards were expensed under APB No. 25 because their intrinsic value was zero at the date of grant. The restricted stock awards were expensed under APB No. 25 because their intrinsic value was equal to the fair market value of the stock at the date of grant. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, pro forma disclosures were provided illustrating the effect on net earnings and earnings per share as if the fair value based method had been applied.
As a result of adopting SFAS No. 123(R) on February 1, 2006, the Company’s earnings before income taxes, earnings from continuing operations and net earnings for the three months ended April 30, 2006 are lower by $1,725,000, $1,195,000 and $1,195,000, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended April 30, 2006 would have both been $0.53 if the Company had not adopted SFAS No. 123(R), compared to the reported basic and diluted earnings per share of $0.52. The unearned compensation costs of $4,151,000 relating to 258,750 shares of unvested restricted stock at January 31, 2006, which was reflected as a reduction of shareholders’ equity at January 31, 2006 under APB No. 25, was eliminated against common stock and additional paid-in capital on February 1, 2006 upon the adoption of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from exercises of stock options and vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows. The $1,199,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).
During the three months ended April 30, 2006, the Company recognized stock-based compensation costs of $3,044,000. The composition of the stock-based compensation costs, the amount charged to operating expenses and the amount capitalized into the basis of qualifying real estate projects under development are as follows:

				Deferred
				Income Tax
	Operating			Benefit
	Expense	Capitalized	Total	Recognized
		(in thousands)
Stock option costs	$1,725	$518	$2,243	$530
Restricted stock costs	801	—	801	310

	$2,526	$518	$3,044	$840

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation (continued)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the three months ended April 30, 2006:

Risk-free interest rate	4.89%
Expected volatility	20.00%
Expected dividend yield	0.70%
Expected term (in years)	6.60
Weighted-average grant-date fair value	$14.32
The risk-free interest rate was based on published yields of U.S. Treasury Strips having a maturity date approximating the expected term of the options. Expected volatility was based on the historical volatility of the Company’s stock using the daily closing prices of the Company’s Class A common stock over a period of time equivalent to the expected term of the options. The expected dividend yield was based on the Company’s recent annual dividend divided by the average price of the Company’s stock during that period. The Company used the simplified method for plain vanilla options, as provided in the SEC Staff Accounting Bulletin No. 107 to compute the expected term of the options granted in 2006.
The following table provides a summary of stock option activity for the three months ended April 30, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Stock Options	Shares	Price	(in years)	(in thousands)

Outstanding at January 31, 2006	3,054,148	$18.42
Granted	960,100	$46.37
Exercised	(51,450)	$15.05		$1,597
Forfeited	(26,600)	$21.85

Outstanding at April 30, 2006	3,936,198	$25.26	7.3	$78,263

Options exercisable (fully vested) at April 30, 2006	1,565,348	$13.09	4.9	$50,166

At April 30, 2006, there was $19,466,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 3.4 years.
The following table provides a summary of restricted stock activity for the three months ended April 30, 2006:

		Weighted-Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Unvested shares at January 31, 2006	258,750	$21.15
Granted	191,000	$46.37
Vested	(56,250)	$15.50
Forfeited	—	$—

Unvested shares at April 30, 2006	393,500	$34.20

Restricted stock represents a grant of Class A common stock to key employees subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. The restrictions generally lapse on the second, third and fourth anniversary of the date of grant. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under SFAS No. 123(R) and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the employee and the Company records the issuance of the shares.
At April 30, 2006, there was $12,207,000 of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested during the three months ended April 30, 2006 was $872,000.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation (continued)
In connection with the vesting of restricted stock during the three months ended April 30, 2006 and 2005, the Company repurchased into treasury 17,970 shares and 61,584 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $826,000 and $1,945,000, respectively.
For the three months ended April 30, 2005, the Company expensed $573,000 related to compensation costs for restricted shares. For periods prior to February 1, 2006, the Company will continue to provide pro forma disclosures related to the impact of compensation costs for stock options as illustrated in the following table:

	Three Months Ended
	April 30, 2005
Net earnings (in thousands)
As reported	$22,216
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax	(661	)(1)

Pro forma	$21,555

Basic earnings per share
As reported	$.22
Pro forma	$.21
Diluted earnings per share
As reported	$.22
Pro forma	$.21

(1)	Stock option costs were assumed to be expensed in full for the pro forma disclosure.
C. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three months ended April 30, 2006 and 2005. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Summarized financial information for assets, liabilities and minority interest that were held for sale as of April 30, 2006 (Providence at Palm Harbor) and January 31, 2006 (Hilton Times Square Hotel) were as follows:

	April 30,	January 31,
	2006	2006
	(in thousands)
Assets
Real estate	$8,984	$101,374
Cash and equivalents	403	2,854
Restricted cash	416	2,808
Notes and accounts receivable, net	10	3,154
Other assets	315	3,030

Total Assets	$10,128	$113,220

Liabilities
Mortgage debt, nonrecourse	$9,754	$81,133
Notes payable	—	15,000
Accounts payable and accrued expenses	256	14,421

Total Liabilities	10,010	110,554

Minority interest	1	3,843

Total Liabilities and Minority Interest	$10,011	$114,397

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
The following table lists the formerly consolidated rental properties included in discontinued operations:

				Three Months	Three Months
		Square Feet/	Quarter/ Year	Ended	Ended
Property	Location	Number of Units	Disposed	4/30/2006	4/30/2005

Commercial Group:
G Street	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	Yes	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	Yes	Yes
Residential Group:
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	Yes	Yes
Enclave	San Jose, California	637 units	Q4-2005	—	Yes
Cherrywood Village	Denver, Colorado	360 units	Q3-2005	—	Yes
Ranchstone	Denver, Colorado	368 units	Q3-2005	—	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended April 30,
	2006	2005
	(in thousands)
Revenues	$5,660	$14,723

Expenses
Operating expenses	7,164	10,961
Depreciation and amortization	115	1,999

	7,279	12,960

Interest expense	(557)	(3,432)
Amortization of mortgage procurement costs	(40)	(208)

Interest and other income	608	67
Gain on disposition of rental properties	136,384	—

Earnings (loss) before income taxes	134,776	(1,810)

Income tax expense (benefit)
Current	(636)	(1,282)
Deferred	29,190	568

	28,554	(714)

Earnings (loss) before minority interest	106,222	(1,096)

Minority interest	60,880	38

Net earnings (loss) from discontinued operations	$45,342	$(1,134)

Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of properties, pre-tax and minority interest, for the three months ended April 30, 2006 and 2005:

		Three Months Ended April 30,
		2006	2005
		(in thousands)
Discontinued Operations:
Hilton Times Square	Manhattan, New York	$135,945	$—
G Street	Philadelphia, Pennsylvania	439	—

Total		$136,384	$—

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. Any changes in fair value that are other than temporary are recognized in the period such decrease has occurred. The following table summarizes the Company’s proportionate share of gains on equity method investments disposed of during the three months ended April 30, 2006 and 2005, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Three Months Ended April 30,
		2006	2005
		(in thousands)
Showcase (Specialty Retail Center)	Las Vegas, Nevada	$—	$13,145
Colony Place (Apartments)	Fort Myers, Florida	—	5,352

Total		$—	$18,497

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
There was no provision for decline in real estate recorded for the three months ended April 30, 2006.
For the three months ended April 30, 2005, the Company recorded a provision for decline in real estate of $1,500,000 related to the Ritz Carlton, a 206-room Commercial hotel located in Cleveland, Ohio. This provision represents a write down to the estimated fair value, less cost to sell, due to a change in events (unexpected offer to purchase) related to the estimated future cash flows.
D. Bank Revolving Credit Facility
On April 7, 2005, the Company amended its bank revolving credit facility. The amendment to the credit facility extended the maturity by one year to March 2008, lowered the borrowing rate to 1.95% over the London Interbank Offered Rate (“LIBOR”), eliminated the higher rate tier on the last $50,000,000 of borrowings and contains an accordion provision that allows the Company to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the 24 months following the amendment. The amendment also lowered the Company’s unused commitment fee from 37.5 basis points on any unused portion to 25 basis points if the revolver usage is less than 50% and 15 basis points if the revolver usage is greater than 50%. The amendment also increased the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 and added a swing line availability of $40,000,000 for up to three business days.
On January 20, 2006, the Company further amended the bank revolving credit facility to increase the combined availability of letters of credit or surety bonds by $40,000,000 to $100,000,000. There were $65,971,000 in letters of credit and $-0- in surety bonds outstanding at April 30, 2006.
The amended credit facility provides, among other things, for 1) at the Company’s election, interest rates of 1.95% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flows (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases.
The outstanding balance of the revolving credit facility was $-0- and $82,500,000 at April 30, 2006 and January 31, 2006, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Senior and Subordinated Debt
Senior Notes
Along with its wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), the Company filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide the Company flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. The Company has $292,180,000 available under its shelf registration at April 30, 2006.
On January 25, 2005, the Company issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under its shelf registration statement. The proceeds from this offering (net of approximately $4,300,000 of offering costs) were used to repay the outstanding balance under the Company’s bank revolving credit facility (see Note D – Bank Revolving Credit Facility) and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by the Company, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if the Company completes one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
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
Subordinated Debt
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140 and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE (see the Variable Interest Entities Section of Note A) and the book value (which approximates amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.

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
F. Financing Arrangements
Collateralized Borrowings
In 2001, Stapleton Land, LLC purchased $75,000,000 in Tax Increment Financing (“TIF”) bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds that began in August 2003 and had a call option on the TIF bonds that began in August 2004. In the event the Bonds were not removed from the Trust, Stapleton Land, LLC had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land, LLC was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees and credit enhancement fees (the “Retained Interest”).
The Company assessed its transfer of the Bonds to Lehman at inception and determined that it qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140 because the Company did not maintain control over the Trust and the Bonds were legally isolated from the Company’s creditors. At inception, the Retained Interest had no determinable fair value as the cash flows were not practical to estimate because of the uncertain nature of the tax base still under development. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Bonds to Lehman. As a result, the Retained Interest was recorded at zero with all future income to be recorded under the cost recovery method. The Company separately assessed the obligation to redeem the Bonds from the Trust pursuant to the provisions of SFAS No. 140 and concluded the liability was not material. The original principal outstanding under the securitization structure described above was $145,000,000, which was not recorded on the Consolidated Balance Sheets.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F. Financing Arrangements (continued)
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”), which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of Stapleton Land, LLC, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, the Company contributed additional net collateral of $2,094,000. The Company consolidated the collateralized borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. As the bonds were redeemed in July 2005, there are no balances reported for the revenue bonds or collateral at April 30, 2006 and January 31, 2006 in the Consolidated Balance Sheets, and there was $-0- of interest income and interest expense recorded for the three months ended April 30, 2006 in the Consolidated Statements of Earnings related to this collateralized borrowing. For the three months ended April 30, 2005, the Company recorded approximately $1,475,000 and $659,000 of interest income and interest expense, respectively, related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amount, approximately $1,471,000 is interest income on the RITES and $4,000 is interest income on the collateral.
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
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above and in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000 which is recorded as restricted cash in the Consolidated Balance Sheets. For the three months ended April 30, 2006, the Company recorded approximately $237,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, approximately $158,000 is fee interest income and $79,000 is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At April 30, 2006, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a forward delivery placement agreement whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. As of April 30, 2006 no draws have been made by the District.

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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of approximately $8,378,000 at April 30, 2006 and $7,244,000 at January 31, 2006 is recorded in other assets in the Consolidated Balance Sheets. For the three months ended April 30, 2006 and 2005, the Company has reported interest income of approximately $1,134,000 and $480,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. (See the Accounting for Derivative Instruments and Hedging Activities section in Note A). The change in the fair value of the TRS is marked to market through earnings. The fair value of the TRS was $899,473 and $1,100,098 at April 30 and January 31, 2006, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.
G. Stock Split
On June 21, 2005, the Board of Directors declared a two-for-one stock split of the Company’s outstanding Class A and Class B common stock effective July 11, 2005 to shareholders of record on June 27, 2005. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity. All share and per share data included in this quarterly report for 2005 have been restated to reflect the stock split.
H. Dividends
The Company pays quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.06 per share on both Class A and Class B common stock was declared on March 23, 2006 and will be paid on June 15, 2006 to shareholders of record at the close of business on June 1, 2006.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Earnings per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings from continuing operations.”

	Earnings from	Weighted Average
	Continuing Operations	Common Shares
	(Numerator)	Outstanding	Per Common
	(in thousands)	(Denominator)	Share

Three Months Ended April 30,
2006
Basic earnings per share	$7,916	101,622,302	$0.08
Effect of dilutive securities	—	1,374,700	—

Diluted earnings per share	$7,916	102,997,002	$0.08

2005
Basic earnings per share	$23,350	100,763,462	$0.23
Effect of dilutive securities	—	1,533,216	—

Diluted earnings per share	$23,350	102,296,678	$0.23

Options to purchase 960,100 shares of common stock, which were granted in April 2006, were not included in the computation of diluted earnings per share because they were anti-dilutive.
J. Investments in and Advances to Affiliates
Included in investments in and advances to affiliates are unconsolidated investments in entities which the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to partners and other affiliates.
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	April 30,	January 31,
	2006	2006
	(in thousands)
Members’ and partners’ equity as below	$699,287	$564,280
Equity of other members and partners	511,675	409,035

Company’s investment in partnerships	187,612	155,245
Advances to and on behalf of other affiliates (1)	216,187	206,697

Total Investments in and Advances to Affiliates	$403,799	$361,942

(1)	As is customary within the real estate industry, the Company invests in certain projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations and one unconsolidated project reported in the Residential Group. The Company consolidates the majority of its investments in these Commercial Group projects. The Company’s partner is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. At April 30, 2006 and January 31, 2006, amounts advanced for projects on behalf of this partner, collateralized solely by each respective partnership interest were $52,781 and $50,230, respectively, of the $216,187 and $206,697 presented above for “Advances to and on behalf of other affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable solely from cash flows of each respective property, as well as a deficit restoration obligation provided by the partner.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J. Investments in and Advances to Affiliates (continued)
Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	April 30,	January 31,
	2006	2006
	(in thousands)
Balance Sheet:
Completed rental properties	$2,066,690	$1,946,922
Projects under development	1,000,402	854,316
Land held for development or sale	193,459	181,315
Accumulated depreciation	(539,303)	(529,501)
Restricted cash	600,366	317,850
Other assets	458,298	469,676

Total Assets	$3,779,912	$3,240,578

Mortgage debt, nonrecourse	$2,521,361	$2,145,146
Other liabilities	559,264	531,152
Members’ and partners’ equity	699,287	564,280

Total Liabilities and Members’/Partners’ Equity	$3,779,912	$3,240,578

	(Combined 100%)
	Three Months Ended April 30,
	2006	2005
	(in thousands)
Operations:
Revenues	$167,688	$171,490
Operating expenses	(123,424)	(106,593)
Interest expense including early extinguishment of debt	(32,505)	(26,324)
Provision for decline in real estate	—	(704)
Depreciation and amortization	(37,475)	(39,864)
Interest income	3,048	2,487
Gain on disposition of rental properties (2)	—	81,708

Net (Loss) Earnings (pre-tax) (3)	$(22,668)	$82,200

Company’s portion of net earnings (pre-tax)	$379	$20,036

(2)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

		Three Months Ended April 30,
		2006	2005
Showcase (Specialty Retail Center)	(Las Vegas, Nevada)	$—	$71,005
Colony Place (Apartments)	(Fort Myers, Florida)	—	10,703

Total gain on disposition of equity method rental properties		$—	$81,708

Company’s portion of gain on disposition of equity method rental properties		$—	$18,497

(3)	Included in the amounts above are the following amounts for the three months ended April 30, 2006 and 2005 related to the Company’s investment in an entity that is reported in the Nets segment. This entity primarily reports on the operations of the New Jersey Nets basketball team, a franchise of the National Basketball Association, in which the Company has been an equity method investor since August 16, 2004. Summarized financial information for this equity method investment is as follows:

	Three Months Ended April 30,
	2006	2005
Operations:
Revenues	$40,677	$37,566
Operating expenses	(43,538)	(33,875)
Interest expense	(2,813)	(2,012)
Depreciation and amortization	(20,628)	(20,850)
Interest income	161	259

Net loss (pre-tax)	$(26,141)	$(18,912)

Company’s portion of net loss (pre-tax)	$(7,882)	$(7,442)

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
Continued on Page 24

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Segment Information (continued)
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

	April 30,	January 31,	Three Months Ended April 30,
	2006	2006	2006	2005
			Expenditures for Additions to
	Identifiable Assets		Real Estate

Commercial Group	$5,450,315	$5,357,159	$165,875	$167,294
Residential Group	1,986,001	2,161,902	38,421	58,691
Land Development Group	265,601	229,914	4,237	7,800
The Nets	11,171	19,236	—	—
Corporate Activities	125,362	222,130	68	1,229

	$7,838,450	$7,990,341	$208,601	$235,014

	Three Months Ended April 30,		Three Months Ended April 30,
	2006	2005	2006	2005
	Revenues from Real Estate
	Operations		Operating Expenses

Commercial Group	$188,227	$179,084	$97,560	$87,627
Commercial Group Land Sales	20,989	30,236	11,353	15,411
Residential Group	59,322	49,606	37,815	32,295
Land Development Group	20,816	35,654	12,999	20,955
The Nets	—	—	—	—
Corporate Activities	—	—	7,789	9,173

	$289,354	$294,580	$167,516	$165,461

	Three Months Ended April 30,		Three Months Ended April 30,		Three Months Ended April 30,
	2006	2005	2006	2005	2006	2005
					Depreciation and Amortization
	Interest and Other Income		Interest Expense		Expense

Commercial Group	$957	$1,291	$45,147	$42,618	$30,500	$31,713
Residential Group	9,932	890	13,268	11,263	12,733	9,658
Land Development Group	3,546	4,202	1,829	2,287	45	59
The Nets	—	—	—	—	—	—
Corporate Activities	527	519	10,173	10,019	339	545

	$14,962	$6,902	$70,417	$66,187	$43,617	$41,975

	Three Months Ended April 30,		Three Months Ended April 30,
	2006	2005	2006	2005
			Earnings Before Depreciation,
	Earnings Before Income Taxes		Amortization & Deferred Taxes
	(EBIT) (1)		(EBDT)
Commercial Group	$24,151	$29,730	$48,597	$54,110
Gain on disposition of equity method property	—	13,145	—	—
Provision for decline in real estate	—	(1,500)	—	—
Residential Group	5,327	(1,291)	23,815	15,767
Gain on disposition of equity method property	—	5,352	—	—
Land Development Group	16,320	24,105	6,850	14,711
The Nets	(8,701)	(8,596)	(5,375)	(5,196)
Corporate Activities	(17,774)	(19,218)	(10,548)	(11,730)
Gain on disposition of other investments	—	606	—	—

	$19,323	$42,333	$63,339	$67,662

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Segment Information (continued)
Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to Net Earnings by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended April 30, 2006	Group	Group	Group	The Nets	Activities	Total

EBDT	$48,597	$23,815	$6,850	$(5,375)	$(10,548)	$63,339
Depreciation and amortization – Real Estate Groups	(30,962)	(15,882)	(31)	—	—	(46,875)
Amortization of mortgage procurement costs – Real Estate Groups	(1,999)	(886)	—	—	—	(2,885)
Deferred taxes – Real Estate Groups	(6,521)	(3,095)	2,853	—	(477)	(7,240)
Straight-line rent adjustment	1,226	11	(1)	—	—	1,236
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization – Real Estate Groups	(225)	(100)	—	—	—	(325)
Amortization of mortgage procurement costs – Real Estate Groups	(21)	(3)	—	—	—	(24)
Deferred taxes – Real Estate Groups	(61)	(5)	—	—	—	(66)
Straight-line rent adjustment	(105)	—	—	—	—	(105)
Gain on disposition of rental properties	46,203	—	—	—	—	46,203

Net earnings	$56,132	$3,855	$9,671	$(5,375)	$(11,025)	$53,258

Three Months Ended April 30, 2005

EBDT	$54,110	$15,767	$14,711	$(5,196)	$(11,730)	$67,662
Depreciation and amortization – Real Estate Groups	(31,969)	(12,013)	(51)	—	—	(44,033)
Amortization of mortgage procurement costs – Real Estate Groups	(1,990)	(609)	—	—	—	(2,599)
Deferred taxes – Real Estate Groups	(5,776)	(1,881)	(763)	—	(666)	(9,086)
Straight-line rent adjustment	3,224	(5)	—	—	—	3,219
Gain on disposition of other investments, net of tax	—	—	—	—	366	366
Provision for decline in real estate, net of tax and minority interest	(907)	—	—	—	—	(907)
Gain on disposition recorded on equity method, net of tax	7,945	3,236	—	—	—	11,181
Provision for decline in real estate recorded on equity method, net of tax	(425)	—	—	—	—	(425)
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization – Real Estate Groups	(1,179)	(1,060)	—	—	—	(2,239)
Amortization of mortgage procurement costs – Real Estate Groups	(95)	(37)	—	—	—	(132)
Deferred taxes – Real Estate Groups	(552)	(16)	—	—	—	(568)
Straight-line rent adjustment	(223)	—	—	—	—	(223)

Net earnings	$22,163	$3,382	$13,897	$(5,196)	$(12,030)	$22,216

(1)	See Consolidated Statements of Earnings on page 3 for reconciliation of EBIT to net earnings.

(2)	See Note C — Discontinued Operations starting on page 14 for more information.
L. Subsequent Event
On June 2, 2006, Forest City Ratner Companies, an affiliate of the Company entered into an agreement to acquire its partner’s (ING Real Estate) interest in the New York Times Building, an office building under construction in Manhattan, New York. Once the transaction is completed, the Company will fully own 708,000 square feet on floors 29 through 52 as well as 24,000 square feet of retail space on the ground floor. Floors 2 through 28 are owned by The New York Times and will serve as its headquarters when it opens in 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2006.
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
We have approximately $7.8 billion of assets in 25 states and the District of Columbia at April 30, 2006. Our core markets include New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and California. We have offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters are in Cleveland, Ohio.
Overview
Significant milestones occurring during the first quarter of 2006 included:
•	The openings of our Sky55 and 1251 S. Michigan residential projects at Central Station in Chicago, Illinois;

•	Two acquisitions including the Metreon retail center in San Francisco, California and Resurrection Health Care office building adjacent to our Illinois Science and Technology Park in Skokie, Illinois;

•	Closing $186 million in mortgage financing transactions at attractive interest rates;

•	Taking advantage of market conditions and relatively high valuations by disposing of two properties, including the Hilton Times Square;

•	Received two Urban Land Institute Awards For Excellence for our Stapleton mixed-use urban redevelopment, and for our 1.2 million square-foot Victoria Gardens open-air regional lifestyle center in Rancho Cucamonga, California; and

•	In May, we announced our first tenant for the iconic 52-story New York Times office building, an approximately 100,000 square-foot lease with a national law firm.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

Net Earnings — Net earnings for the three months ended April 30, 2006 were $53,258,000 versus $22,216,000 for the three months ended April 30, 2005. Although we have substantial recurring revenue sources from our properties, we are a transactional-based business, which could create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following increases, which are net of tax and minority interest:
•	$46,203,000 ($75,298,000, pre-tax) related to the 2006 gains on disposition of two consolidated Commercial properties, Hilton Times Square, a 444-room hotel located in Manhattan, New York and G Street, a specialty retail center located in Philadelphia, Pennsylvania;

•	$5,520,000 ($8,838,000, pre-tax) related to income recognition on the sale of State of Rhode Island Historical Preservation Tax Credits for Ashton Mill, an apartment community located in Cumberland, Rhode Island; and

•	Increase of $2,246,000 ($3,571,000, pre-tax) related to an increase in Commercial Group outlot land sales primarily at Simi Valley in California.
These increases were partially offset by the following decreases, net of tax and minority interest:
•	$11,181,000 ($18,497,000, pre-tax) related to the 2005 gains on disposition of two equity method properties, Showcase, a specialty retail center located in Las Vegas, Nevada and Colony Place, an apartment community located in Fort Myers, Florida;

•	$4,236,000 ($7,008,000, pre-tax) related to a 2005 land sale at Twelve MetroTech Center in Brooklyn, New York that did not recur;

•	Decrease of $4,226,000 ($6,854,000, pre-tax) in earnings reported in the Land Development Group primarily due to a decrease in land sales at Stapleton, in Denver, Colorado and Central Station in Chicago, Illinois, partially offset by an increase in land sales at Sunrise in Cleveland, Ohio; and

•	$2,737,000 ($4,528,000, pre-tax) related to the 2005 sale of a development project in Las Vegas, Nevada that did not recur.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, interest and other income, equity in earnings (loss) of unconsolidated entities, operating expenses and interest expense incurred by each segment for the three months ended April 30, 2006 and 2005, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended April 30,
	2006	2005	Variance
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$188,227	$179,084	$9,143
Commercial Group Land Sales	20,989	30,236	(9,247)
Residential Group	59,322	49,606	9,716
Land Development Group	20,816	35,654	(14,838)
The Nets	—	—	—
Corporate Activities	—	—	—

Total Revenues from Real Estate Operations	$289,354	$294,580	$(5,226)

Interest and Other Income
Commercial Group	$957	$1,291	$(334)
Residential Group	9,932	890	9,042
Land Development Group	3,546	4,202	(656)
The Nets	—	—	—
Corporate Activities	527	519	8

Total Interest and Other Income	$14,962	$6,902	$8,060

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$1,518	$506	$1,012
Gain on sale of Showcase	—	13,145	(13,145)
Residential Group	639	2,011	(1,372)
Gain on sale of Colony Place	—	5,352	(5,352)
Land Development Group	6,923	7,618	(695)
The Nets	(8,701)	(8,596)	(105)
Corporate Activities	—	—	—

Total Equity in Earnings (Loss) of Unconsolidated Entities	$379	$20,036	$(19,657)

Operating Expenses
Commercial Group	$97,560	$87,627	$9,933
Cost of Commercial Group Land Sales	11,353	15,411	(4,058)
Residential Group	37,815	32,295	5,520
Land Development Group	12,999	20,955	(7,956)
The Nets	—	—	—
Corporate Activities	7,789	9,173	(1,384)

Total Operating Expenses	$167,516	$165,461	$2,055

Interest Expense
Commercial Group	$45,147	$42,618	$2,529
Residential Group	13,268	11,263	2,005
Land Development Group	1,829	2,287	(458)
The Nets	—	—	—
Corporate Activities	10,173	10,019	154

Total Interest Expense	$70,417	$66,187	$4,230

Commercial Group
Revenues from real estate operations — Revenues from real estate operations for the Commercial Group decreased by $104,000, or 0.05%, for the three months ended April 30, 2006 compared to the same period in the prior year. This decrease was primarily the result of:
•	Decrease of $19,456,000 related to a land sale at Twelve Metrotech Center in Brooklyn, New York, which did not recur; and

•	Decrease of $4,528,000 related to the sale of a development project in Las Vegas, Nevada.
These decreases were partially offset by the following increases:
•	Increase of $10,209,000 related to an increase in commercial outlot land sales primarily at Bolingbrook in Illinois and Simi Valley in California;

•	Increase of $5,735,000 related to new property openings, as noted in the table below;

•	Increase of $2,451,000 primarily related to increases in occupancy and rates in our hotel portfolio; and

•	Increase of $791,000 primarily related to the expansion of Short Pump Town Center in Richmond, Virginia, which opened in September 2005.
The balance of the remaining increase in revenues from real estate operations of approximately $4,694,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses increased $5,875,000, or 5.7%, for the three months ended April 30, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $6,638,000 related to an increase in commercial outlot land sales primarily at Bolingbrook and Simi Valley;

•	Increase of $2,272,000 related to new property openings, as noted in the table below;

•	Increase of $1,095,000 primarily related to an increase in occupancy in our hotel portfolio; and

•	Increase of $611,000 related to non-capitalizable promotional costs for new development projects.
These increases were partially offset by the following decreases:
•	Decrease of $10,696,000 related to a land sale at Twelve MetroTech Center, which did not recur; and

•	Decrease of $951,000 in write-offs of abandoned development projects.
The balance of the remaining increase in operating expenses of approximately $6,906,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $2,529,000, or 5.9%, for the three months ended April 30, 2006 compared to the same period in the prior year. The increase is primarily attributable to openings of the properties listed in the table below.

The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the three months ended April 30, 2006 compared to the same period in the prior year (dollars in thousands):

					Revenue
					from Real
		Quarter/Year		Square	Estate	Operating
Property	Location	Opened/Acquired		Feet	Operations	Expenses

Retail Centers:
Simi Valley Town Center	Simi Valley, California	Q3-2005		660,000	$4,001	$1,663
Northfield at Stapleton Phases I and II	Denver, Colorado	Q4-2005/Q1-2006		486,000	300	220

Office Buildings:
Ballston Common Office Center	Arlington, Virginia	Q2-2005	(1)	176,000	1,404	389
Resurrection Health Care	Skokie, Illinois	Q1-2006	(1)	40,000	30 (2)	— (2)

Total					$5,735	$2,272

(1)	Acquired property.

(2)	This property was acquired on March 22, 2006.
Residential Group
Revenues from real estate operations — Revenues from real estate operations for the Residential Group increased by $9,716,000, or 19.6%, during the three months ended April 30, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $2,715,000 related to new property openings, as noted in the table below;

•	Increase of $2,301,000 related to fees earned from the new management and development of U.S. Navy family housing at Hawaii’s Pearl Harbor and in Midwest Chicago; and

•	Increase of $1,493,000 related to an increase in rents and occupancy primarily at the following properties: Mount Vernon Square in Alexandria, Virginia, Grand in North Bethesda, Maryland, Lenox Club in Arlington, Virginia, Lenox Park in Silver Spring, Maryland and Sterling Glen of Ryebrook in Ryebrook, New York.
The balance of the remaining increase of approximately $3,207,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses for the Residential Group increased by $5,520,000, or 17.1% during the three months ended April 30, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $3,315,000 related to new property openings, as noted in the table below;

•	Increase of $533,000 related to management expenditures associated with military housing fee income; and

•	Increase of $411,000 in write-offs of abandoned development projects.
The balance of the remaining increase of approximately $1,261,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $2,005,000, or 17.8%, during the three months ended April 30, 2006 compared to the same period in the prior year. The increase is primarily attributable to openings of properties in the table below.

The following table presents the increases in revenue and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the three months ended April 30, 2006 compared to the same period in the prior year (dollars in thousands):

				Revenue
				from Real
		Quarter/Year	Number	Estate	Operating
Property	Location	Opened	of Units	Operations	Expenses

1251 S. Michigan	Chicago, Illinois	Q1-2006	91	$2	$44
Sky55	Chicago, Illinois	Q1-2006	411	25	597
Sterling Glen of Lynbrook	Lynbrook, New York	Q4-2005	100	989	854
100 Landsdowne Street	Cambridge, Massachusetts	Q3-2005	203	566	678
Ashton Mill	Cumberland, Rhode Island	Q3-2005	193	331	351
Metro 417	Los Angeles, California	Q2-2005	277	559	609
23 Sidney Street	Cambridge, Massachusetts	Q1-2005	51	243	182

Total				$2,715	$3,315

Land Development Group
Revenues from real estate operations — Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. Interest income for the Land Development Group is discussed beginning on page 33. Revenues from real estate operations for the Land Development Group decreased by $14,838,000 for the three months ended April 30, 2006 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $13,199,000 in land sales at Stapleton in Denver, Colorado;

•	Decrease of $4,945,000 in land sales at Suncoast Lakes in Pasco County, Florida; and

•	Decrease of $3,140,000 in land sales primarily at two major land development projects, Thornbury in Solon, Ohio and Waterbury in North Ridgeville, Ohio, combined with several other sales decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $4,181,000 in land sales at Tangerine Crossing in Tucson, Arizona; and

•	Increase of $2,265,000 in land sales primarily at two major land development projects, Mill Creek in York County, South Carolina and Creekstone in Copley, Ohio, combined with several other sales increases at various land development projects.
Operating and Interest Expenses — Operating expenses decreased by $7,956,000 for the three months ended April 30, 2006 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $6,049,000 at Stapleton primarily related to decreased land sales;

•	Decrease of $3,282,000 at Suncoast Lakes primarily related to decreased land sales; and

•	Decrease of $2,946,000 primarily at two major land development projects, Waterbury and Thornbury, combined with several other expense decreases at various land development projects.
These decreases were partially offset by the following increase:
•	Increase of $4,321,000 primarily at three major land development projects, Tangerine Crossing, Mill Creek and Creekstone combined with several other expense increases at various land development projects.
Interest expense decreased by $458,000 for the three months ended April 30, 2006 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.

The Nets
Our equity investment in the Nets incurred a pre-tax loss of $8,701,000 and $8,596,000 for the three months ended April 30, 2006 and 2005, respectively, representing an increase of $105,000 compared to the same period in the prior year.
Included in the loss for the three months ended April 30, 2006 is approximately $6,853,000 of amortization, at our share, of certain assets related to the purchase of the team and our share of insurance premiums purchased on policies related to the standard indemnification required by the NBA. The remainder of the loss substantially relates to the operations of the team. The basketball team’s current year cash losses have been funded by draws on the team’s credit facilities.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities decreased by $1,384,000 for the three months ended April 30, 2006 compared to the same period in the prior year. General corporate expenses and Sarbanes-Oxley compliance costs were the primary reasons for the decrease.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the long-term credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense increased by $154,000 for the three months ended April 30, 2006 compared to the same period in prior year.
Other Activity
The following items are discussed on a consolidated basis.
Provision for Decline in Real Estate
We review our investment portfolio to determine if our carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where we do not expect to recover our carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in our real estate portfolio pursuant to the guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).
There was no provision for decline in real estate recorded for the three months ended April 30, 2006.
For the three months ended April 30, 2005, we recorded a provision for decline in real estate of $1,500,000 related to the Ritz Carlton, a 206-room Commercial hotel located in Cleveland, Ohio. This provision represents a write down to the estimated fair value, less cost to sell, due to a change in events (unexpected offer to purchase) related to the estimated future cash flows.
Depreciation and Amortization
We recorded depreciation and amortization of $43,617,000 and $41,975,000 for the three months ended April 30, 2006 and 2005, respectively. Depreciation and amortization increased $1,642,000 for the three months ended April 30, 2006 compared to the same period in the prior year. This increase is primarily attributable to acquisitions and new property openings.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three months ended April 30, 2006 and 2005, we recorded amortization of mortgage procurement costs of $3,019,000 and $3,058,000, respectively. Amortization of mortgage procurement costs decreased $39,000 for the three months ended April 30, 2006 compared to the same period in the prior year.
Loss on Early Extinguishment of Debt
For the three months ended April 30, 2006, we recorded $803,000 as loss on early extinguishment of debt, which represents the impact of early extinguishment of the construction loan at Simi Valley Town Center, a retail center located in Simi Valley, California, in order to obtain permanent financing. For the three months ended April 30, 2005, we recorded $1,610,000 as loss on early extinguishment of debt, which represents the impact of early extinguishment of nonrecourse mortgage debt at Ten MetroTech Center, an office building located in Brooklyn, New York, in order to secure more favorable financing terms.

Interest and Other Income
Interest and other income was $14,962,000 for the three months ended April 30, 2006 compared to $6,902,000 for the three months ended April 30, 2005 representing an increase of $8,060,000. This increase was primarily the result of the following:
–  Land Development Group
•	Increase of $654,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the Denver Urban Renewal Authority (“DURA”) bonds (see “Financing Arrangements” section);

•	Increase of $237,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”) (see “Financing Arrangements” section); and

•	Increase of $202,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds (see “Financing Arrangements” section).
–  Residential Group
•	Increase of $8,838,000 related to the income recognition on the sale of State of Rhode Island Historic Preservation Investment Tax Credits for Ashton Mill in Cumberland, Rhode Island.
These increases were partially offset by the following decreases:
–  Land Development Group
•	Decrease of $1,475,000 related to interest income earned by Stapleton Land II, LLC on the Residual Interest Tax-Exempt Securities Receipts (“RITES”) and the collateral which were redeemed in July 2005 (see “Financing Arrangements” section); and

•	Decrease of $404,000 related to interest income earned by Stapleton Land, LLC’s other financing arrangements.
The balance of the remaining increase in interest and other income of approximately $8,000 was due to other general investing activities.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $379,000 for the three months ended April 30, 2006 compared to $20,036,000 for the three months ended April 30, 2005, representing a decrease of $19,657,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
–  Commercial Group
•	Decrease of $13,145,000 related to our portion of the gain on disposition of Showcase, a specialty retail center located in Las Vegas, Nevada, which was recognized during the three months ended April 30, 2005.
–  Residential Group
•	Decrease of $5,352,000 related to our portion of the gain on disposition of Colony Place, an apartment community located in Fort Myers, Florida, which was recognized during the three months ended April 30, 2005.
–  Land Development Group
•	Decrease of $3,411,000 related to decreased land sales at Central Station, located in Chicago, Illinois; and

•	Decrease of $1,283,000 related to decreased land sales at Gladden Farms, located in Marana, Arizona.

These decreases were partially offset by the following increase:
–  Land Development Group
•	Increase of $4,217,000 related to increased land sales at Sunrise, located in Cleveland, Ohio.
The balance of the remaining decrease of approximately $683,000 was due to fluctuations in the operations of equity method investments.
Income Taxes
Income tax expense for the three months ended April 30, 2006 and 2005 was $7,150,000 and $16,151,000, respectively. This decrease is primarily attributable to the current tax impact of gains on disposition of equity method investments in 2005 of $18,497,000 ($11,181,000 net of tax) which did not recur in the current year. At January 31, 2006, we had a net operating loss carryforward for tax purposes of $110,229,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2026, a charitable contribution deduction carryforward of $33,747,000 that will expire in the years ending January 31, 2007 through January 31, 2011, general business credit carryovers of $11,765,000 that will expire in the years ending January 31, 2007 through 2026 and an alternative minimum tax (“AMT”) credit carryforward of $26,867,000 that is available until used to reduce Federal tax to the AMT amount. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three months ended April 30, 2006 and 2005. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Summarized financial information for assets, liabilities and minority interest that were held for sale as of April 30, 2006 (Providence at Palm Harbor) and January 31, 2006 (Hilton Times Square Hotel) were as follows:

	April 30,	January 31,
	2006	2006
	(in thousands)
Assets
Real estate	$8,984	$101,374
Cash and equivalents	403	2,854
Restricted cash	416	2,808
Notes and accounts receivable, net	10	3,154
Other assets	315	3,030

Total Assets	$10,128	$113,220

Liabilities
Mortgage debt, nonrecourse	$9,754	$81,133
Notes payable	—	15,000
Accounts payable and accrued expenses	256	14,421

Total Liabilities	10,010	110,554

Minority interest	1	3,843

Total Liabilities and Minority Interest	$10,011	$114,397

The following table lists the formerly consolidated rental properties included in discontinued operations:

				Three Months	Three Months
		Square Feet/	Quarter/ Year	Ended	Ended
Property	Location	Number of Units	Disposed	4/30/2006	4/30/2005

Commercial Group:
G Street	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	Yes	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	Yes	Yes

Residential Group:
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	Yes	Yes
Enclave	San Jose, California	637 units	Q4-2005	—	Yes
Cherrywood Village	Denver, Colorado	360 units	Q3-2005	—	Yes
Ranchstone	Denver, Colorado	368 units	Q3-2005	—	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended April 30,
	2006	2005
	(in thousands)
Revenues	$5,660	$14,723

Expenses
Operating expenses	7,164	10,961
Depreciation and amortization	115	1,999

	7,279	12,960

Interest expense	(557)	(3,432)
Amortization of mortgage procurement costs	(40)	(208)

Interest and other income	608	67
Gain on disposition of rental properties	136,384	—

Earnings (loss) before income taxes	134,776	(1,810)

Income tax expense (benefit)
Current	(636)	(1,282)
Deferred	29,190	568

	28,554	(714)

Earnings (loss) before minority interest	106,222	(1,096)

Minority interest	60,880	38

Net earnings (loss) from discontinued operations	$45,342	$(1,134)

Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of properties, pre-tax and minority interest, for the three months ended April 30, 2006 and 2005:

		Three Months Ended April 30,
		2006	2005
		(in thousands)
Discontinued Operations:
Hilton Times Square	Manhattan, New York	$135,945	$—
G Street	Philadelphia, Pennsylvania	439	—

Total		$136,384	$—

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. Any changes in fair value that are other than temporary are recognized in the period such decrease has occurred. The following table summarizes our proportionate share of gains on equity method investments disposed of during the three months ended April 30, 2006 and 2005, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Three Months Ended April 30,
		2006	2005
		(in thousands)
Showcase (Specialty Retail Center)	Las Vegas, Nevada	$—	$13,145
Colony Place (Apartments)	Fort Myers, Florida	—	5,352

Total		$—	$18,497

FINANCIAL CONDITION AND LIQUIDITY
We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Our principal sources of funds are cash provided by operations, the bank revolving credit facility, refinancings of nonrecourse mortgage debt, dispositions of mature properties and proceeds from the issuance of senior notes. Our principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for our existing portfolio, payments on nonrecourse mortgage debt, payments on our bank revolving credit facility and retirement of senior notes previously issued.
Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules which substantially modify the registration, communications and offering procedures under the Securities Act of 1933. These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are a WKSI as of April 30, 2006. In the meantime, we may still issue securities under our existing shelf registration statement described below.
Bank Revolving Credit Facility
On April 7, 2005, we amended our bank revolving credit facility. The amendment to the credit facility extended the maturity by one year to March 2008, lowered the borrowing rate to 1.95% over the London Interbank Offered Rate (“LIBOR”), eliminated the higher rate tier on the last $50,000,000 of borrowings and contains an accordion provision that allows us to increase the availability under the revolving line of credit by $100,000,000 to $550,000,000 during the 24 months following the amendment. The amendment also lowered our unused commitment fee from 37.5 basis points on any unused portion to 25 basis points if the revolver usage is less than 50% and 15 basis points if the revolver usage is greater than 50%. The amendment also increased the combined availability of letters of credit or surety bonds by $10,000,000 to $60,000,000 and added a swing line availability of $40,000,000 for up to three business days.
On January 20, 2006, we further amended the bank revolving credit facility to increase the combined availability of letters of credit or surety bonds by $40,000,000 to $100,000,000. There were $65,971,000 in letters of credit and $-0- in surety bonds outstanding at April 30, 2006.
The amended credit facility provides, among other things, for 1) at our election, interest rates of 1.95% over LIBOR or 1/2% over the prime rate; 2) maintenance of debt service coverage ratios and specified levels of net worth and cash flows (as defined in the credit facility); and 3) restrictions on dividend payments and stock repurchases.
The outstanding balance of the revolving credit facility was $-0- and $82,500,000 at April 30, 2006 and January 31, 2006, respectively.

Senior and Subordinated Debt
Senior Notes
Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at April 30, 2006.
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
Subordinated Debt
In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. We evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and have determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, we are the primary beneficiary of this variable interest entity (“VIE”) (see the “Variable Interest Entities” section of the MD&A) and the book value (which approximates amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
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

Financing Arrangements
Collateralized Borrowings
In 2001, Stapleton Land, LLC purchased $75,000,000 in TIF bonds and $70,000,000 in revenue bonds (for an aggregate of $145,000,000, collectively the “Bonds”) from the Park Creek Metropolitan District (the “District”). The Bonds were immediately sold to Lehman Brothers, Inc. (“Lehman”) and were subsequently acquired by a qualified special purpose entity (the “Trust”), which in turn issued trust certificates to third parties. The District had a call option on the revenue bonds that began in August 2003 and had a call option on the TIF bonds that began in August 2004. In the event the Bonds were not removed from the Trust, Stapleton Land, LLC had the obligation to repurchase the Bonds from the Trust. Upon removal of the Bonds from the Trust, Stapleton Land, LLC was entitled to the difference between the interest paid on the Bonds and the cumulative interest paid to the certificate holders less trustee fees, remarketing fees and credit enhancement fees (the “Retained Interest”).
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
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”), which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of Stapleton Land, LLC, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, we contributed additional net collateral of $2,094,000. We consolidated the collateralized borrowing given our obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. As the bonds were redeemed in July 2005, there are no balances reported for the revenue bonds or collateral at April 30, 2006 and January 31, 2006 in the Consolidated Balance Sheets, and there was $-0- of interest income and interest expense recorded for the three months ended April 30, 2006 in the Consolidated Statements of Earnings related to this collateralized borrowing. For the three months ended April 30, 2005, we recorded approximately $1,475,000 and $659,000 of interest income and interest expense, respectively, related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amount, approximately $1,471,000 is interest income on the RITES and $4,000 is interest income on the collateral.
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
On July 13, 2005, Stapleton Land II, LLC, entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above and in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000, which is recorded as restricted cash in the Consolidated Balance Sheets. For the three months ended April 30, 2006, we recorded approximately $237,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, approximately $158,000 is fee interest income and $79,000 is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At April 30, 2006, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a forward delivery placement agreement whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. As of April 30, 2006 no draws have been made by the District.
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
We have concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The purchase obligation and the Fee have been accounted for as a derivative with changes in fair value recorded through earnings.
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of approximately $8,378,000 at April 30, 2006 and $7,244,000 at January 31, 2006, is recorded in other assets in the Consolidated Balance Sheets. For the three months ended April 30, 2006 and 2005, we have reported interest income of approximately $1,134,000 and $480,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. The change in the fair value of the TRS is marked to market through earnings. The fair value of the TRS was $899,473 and $1,100,098 at April 30 and January 31, 2006, respectively.

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
We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2006 and 2007. During the three months ended April 30, 2006, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$138,000
Loan extensions/additional fundings	48,000

$186,000

Interest Rate Exposure
At April 30, 2006, the composition of nonrecourse mortgage debt was as follows:

				Total
				Weighted
	Operating	Development		Average
	Properties	Projects	Total	Rate
		(dollars in thousands)
Fixed	$3,531,261	$53,877	$3,585,138	6.37%
Variable (1)
Taxable	435,645	241,046	676,691	6.51%
Tax-Exempt	606,513	65,000	671,513	4.93%
Urban Development Action Grant (“UDAG”)	103,250	—	103,250	1.69%

	$4,676,669	$359,923	$5,036,592	6.10%

Commitment from lenders		$566,386

(1)	Taxable variable-rate debt of $676,691 and tax-exempt variable rate debt of $671,513 as of April 30, 2006 is protected with swaps and caps described below.
To mitigate short-term variable-interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps
		Average		Average Base
Period Covered	Amount	Base Rate	Amount	Rate
		(dollars in thousands)
05/01/06-02/01/07 (1)	$834,643	5.41%	$471,927	4.03%
02/01/07-02/01/08	711,330	5.44	356,078	4.73
02/01/08-02/01/09	110,035	5.33	54,890	4.64
02/01/09-02/01/10	73,500	5.00	53,632	4.64

(1)	These LIBOR-based hedges as of May 1, 2006 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2007.

The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We currently intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates we executed forward 10-year swaps. We executed forward starting swaps with a notional amount of $22,300,000 at a strike price of 5.37% that commence in March 2009 which we expect to terminate in conjunction with anticipated fixed-rate financing. Subsequent to April 30, 2006, we executed an additional $585,370,000 of forward starting swaps at a weighted average rate of 5.71% with commencement dates ranging from December 2006 through May 2008.
Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps
		Average
Period Covered	Amount	Base Rate
	(dollars in thousands)
05/01/06-02/01/07	$267,006	5.73%
02/01/07-02/01/08	232,025	5.99
02/01/08-02/01/09	176,200	6.03
02/01/09-02/01/10	57,000	6.88
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
Due to the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2006, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method) would not increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt at April 30, 2006. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,324,000 at April 30, 2006. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Joint Ventures pay a variable rate, generally equivalent to the BMA rate. Additionally, the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Joint Ventures or us. At April 30, 2006, the aggregate notional amount of TRS in which the Joint Ventures have an interest is approximately $299,390,000. The fair value of such contracts is immaterial at April 30, 2006. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable rate mortgage debt.
Cash Flows
Operating Activities
Net cash provided by operating activities was $56,632,000 and $94,867,000 for the three months ended April 30, 2006 and 2005, respectively. The decrease in net cash provided by operating activities in the three months ended April 30, 2006 compared to the three months ended April 30, 2005 of $38,235,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$823
Increase in interest and other income received	9,149
Increase in cash distributions from unconsolidated entities	571
Decrease in proceeds from land sales – Land Development Group	(28,545)
Decrease in proceeds from land sales – Commercial Group	(3,541)
Decrease in land development expenditures	4,945
Increase in operating expenditures	(16,910)
Increase in interest paid	(4,727)

Net decrease in cash provided by operating activities	$(38,235)

Investing Activities
Net cash used in investing activities was $227,773,000 and $224,168,000 for the three months ended April 30, 2006 and 2005, respectively.
The net cash used in investing activities consisted of the following:

	Three Months Ended April 30,
	2006	2005
	(in thousands)
Capital expenditures*	$(208,601)	$(222,522)

Change in escrows to be used for capital expenditures and other investing activities:
Victoria Gardens, a retail center in Rancho Cucamonga, California	14,357	—
Simi Valley Town Center, a retail center in Simi Valley, California	(6,534)	(21,471)
Atlantic Yards, a commercial development project in Brooklyn, New York	6,252	(6,812)
Atlantic Terminal, an office building in Brooklyn, New York	—	7,315
Sale proceeds released from (placed in) escrow for future acquisitions:
Hilton Times Square, a hotel in Manhattan, New York	(108,408)	—
Pavilion, an office building in San Jose, California	—	16,114
Other	(1,612)	(4,366)

Subtotal	$(95,945)	$(9,220)

Net proceeds from disposition of rental properties and other investments :
Hilton Times Square, a hotel in Manhattan, New York	$120,400	$—
G Street, a retail center in Philadelphia, Pennsylvania	805	—
Other	—	187

Subtotal	$121,205	$187

Change in investments in and advances to affiliates – (Investment in) or return of investment:
Dispositions:
Showcase, an unconsolidated retail project in Las Vegas, Nevada	$—	$13,491
Land Development:
Mesa del Sol, an unconsolidated project in Covington, New Mexico	(4,564)	(627)
Residential Projects:
Mercury, an unconsolidated condominium development project in Los Angeles, California	(1,333)	(5,235)
Metropolitan Lofts, an unconsolidated apartment complex in Los Angeles, California	(1,442)	—
Ohana Military Communities, an unconsolidated military housing complex in Honolulu, Hawaii	—	1,428
New York City Projects:
Sports arena complex and related development projects in Brooklyn, New York	(3,493)	(3,066)
Investment related activities in the Nets segment	(634)	(2,099)
Commercial Projects:
San Francisco Centre, an unconsolidated retail project under construction in San Francisco, California	(1,250)	1,450
Metreon, acquisition of an unconsolidated retail project in San Francisco, California	(20,000)	—
Hispanic Retail Group Coachella, an unconsolidated development retail project in Coachella, California	(1,174)	—
Summit at Lehigh Valley, an unconsolidated development retail project in Bethlehem Township, Pennsylvania	(2,209)	—
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(8,333)	2,045

Subtotal	$(44,432)	$7,387

Net cash used in investing activities	$(227,773)	$(224,168)

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$121,826	$93,023
Proceeds from disposition of rental properties including release of investing escrows (see above)	12,797	16,301
Cash provided by operating activities	56,632	94,867
Portion of cash on hand at the beginning of the year	17,346	18,331

Total Capital Expenditures	$208,601	$222,522

Financing Activities
Net cash provided by financing activities was $57,917,000 and $63,867,000 for the three months ended April 30, 2006 and 2005, respectively.
Net cash provided by financing activities reflected the following:

	Three Months Ended April 30,
	2006	2005
	(in thousands)
Payments on bank revolving credit facility	$(82,500)	$—
Proceeds from nonrecourse mortgage debt	247,080	143,011
Principal payments on nonrecourse mortgage debt	(122,368)	(83,825)
Net decrease in notes payable	(18,995)	(10,422)
(Increase) decrease in restricted cash and offsetting withdrawals for escrow deposits:
Uptown Apartments, a residential development project in Oakland, California	19,562	—
Sky55, a residential project in Chicago, Illinois	5,153	9,711
1251 S. Michigan, a residential project in Chicago, Illinois	2,954	—
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	—	9,765
Sterling Glen of Roslyn, a supported-living community in Roslyn, New York	5,977	2,527
Sterling Glen of Lynbrook, a supported-living community in Lynbrook, New York	—	2,394
Victoria Gardens, a retail center in Rancho Cucamonga, California	—	2,290
Other	229	3,020
Increase in book overdrafts, representing checks issued but not yet paid	22,891	19,768
Payment of deferred financing costs	(9,518)	(11,170)
Proceeds from the exercise of stock options	782	1,712
Excess tax benefit from stock-based compensation	1,199	—
Payment of dividends	(6,111)	(5,036)
Purchase of treasury stock	(826)	(1,945)
Decrease in minority interest	(7,592)	(17,933)

Net cash provided by financing activities	$57,917	$63,867

STOCK SPLIT
On June 21, 2005, the Board of Directors declared a two-for-one stock split of our outstanding Class A and Class B common stock effective July 11, 2005 to shareholders of record on June 27, 2005. The stock split is given retroactive effect to the beginning of the earliest period presented in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity. All share and per share data included in this quarterly report for 2005 have been restated to reflect the stock split.
LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal council believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
DIVIDENDS
We pay quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.06 per share on both Class A and Class B common stock was declared on March 23, 2006 and will be paid on June 15, 2006 to shareholders of record at the close of business on June 1, 2006. The second quarterly dividend is expected to be declared at the quarterly Board Meeting on June 15, 2006.

NEW ACCOUNTING STANDARDS
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that all separately recognized servicing assets and liabilities be initially measured at fair value and subsequently measured at fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the recognition of compensation costs related to the estimated fair value of employee stock options and similar stock awards. We adopted SFAS No. 123(R) on February 1, 2006. Previously, we did not expense stock options. We have and will continue to expense restricted stock consistent with prior quarters because the accounting treatment remains substantially the same under SFAS No. 123 (R). For the quarter ended April 30, 2006, the adoption of this standard lowered net earnings $1,195,000 and lowered net earnings per share by $0.01.
VARIABLE INTEREST ENTITIES
As of April 30, 2006, we determined that we are the primary beneficiary of 30 VIEs representing 18 properties (19 VIEs representing 8 properties in Residential Group, 10 VIEs representing 9 properties in Commercial Group, and 1 VIE/property in Land Development Group). As of April 30, 2006, we held variable interests in 43 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $101,000,000 at April 30, 2006, which is recorded as investments in and advances to affiliates. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities and land development.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which we are the primary beneficiary are as follows as of April 30 and January 31, 2006:

	April 30, 2006	January 31, 2006
	(in thousands)
Total assets	$926,000	$940,000
Nonrecourse mortgage debt	837,000	839,000
Total liabilities (including nonrecourse mortgage debt)	890,000	900,000
Minority interest	36,000	40,000
In addition to the VIEs described above, we have has also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Senior and Subordinated Debt) as of April 30, 2006.
SUBSEQUENT EVENT
On June 2, 2006, Forest City Ratner Companies, an affiliate of ours entered into an agreement to acquire our partner’s (ING Real Estate) interest in the New York Times Building, an office building under construction in Manhattan, New York. Once the transaction is completed, we will fully own 708,000 square feet on floors 29 through 52 as well as 24,000 square feet of retail space on the ground floor. Floors 2 through 28 are owned by The New York Times and will serve as its headquarters when it opens in 2007.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of the Company’s Form 10-K for the year ended January 31, 2006 and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where the Company has a geographic concentration of properties, reliance on major tenants, the impact of terrorist acts, the Company’s substantial leverage and the ability to obtain and service debt, guarantees under the Company’s credit facility, the level and volatility of interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, financial stability of tenants within the retail industry which may be impacted by competition and consumer spending, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, risks associated with an investment in a professional sports franchise, the rate revenue increases versus the rate of expense increases, as well as other risks listed from time to time in the Company’s reports filed with the United States Securities and Exchange Commission. The Company has no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is interest rate risk. At April 30, 2006, our outstanding variable-rate debt portfolio consisted of $676,691,000 of taxable debt and $691,913,000 of tax-exempt variable-rate debt (which includes $20,400,000 of subordinated debt). Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of London Interbank Offering Rate (“LIBOR”) Index)

	Caps		Swaps
		Average		Average
	Amount	Base Rate	Amount	Base Rate
		(dollars in thousands)
Period Covered
05/01/06-02/01/07 (1)	$834,643	5.41%	$471,927	4.03%
02/01/07-02/01/08	711,330	5.44	356,078	4.73
02/01/08-02/01/09	110,035	5.33	54,890	4.64
02/01/09-02/01/10	73,500	5.00	53,632	4.64

(1)	These LIBOR-based hedges as of May 1, 2006 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2007.
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We currently intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates we executed forward 10-year swaps. We executed forward starting swaps with a notional amount of $22,300,000 at a strike price of 5.37% that commence in March 2009 which we expect to terminate in conjunction with anticipated fixed-rate financing. Subsequent to April 30, 2006, we executed an additional $585,370,000 of forward starting swaps at a weighted average rate of 5.71% with commencement dates ranging from December 2006 through May 2008.
Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps
		Average
	Amount	Base Rate
	(dollars in thousands)
Period Covered
05/01/06-02/01/07	$267,006	5.73%
02/01/07-02/01/08	232,025	5.99
02/01/08-02/01/09	176,200	6.03
02/01/09-02/01/10	57,000	6.88
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
We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at April 30, 2006 was $4,267,388,000 compared to an estimated fair value of $4,216,895,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,468,950,000 at April 30, 2006.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At April 30, 2006 and January 31, 2006, interest rate caps were reported at fair value of approximately $3,034,000 and $2,454,000, respectively, in other assets in the Consolidated Balance Sheets. At April 30 and January 31, 2006, interest rate swap agreements which had a positive fair value recorded as an unrealized gain of $9,942,000 and $7,887,000, respectively, are included in other assets in the Consolidated Balance Sheets.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
April 30, 2006

	Expected Maturity Date
	Year Ending January 31,						Total	Fair Market
						Period	Outstanding	Value
Long-Term Debt	2007	2008	2009	2010	2011	Thereafter	04/30/06	04/30/06
	(dollars in thousands)

Fixed:
Fixed-rate debt	$275,107	$162,070	$124,817	$254,877	$265,654	$2,502,613	$3,585,138	$3,559,522
Weighted average interest rate	7.04%	6.89%	6.79%	7.04%	7.16%	6.08%	6.37%

UDAG	8,213	728	726	724	20,671	72,188	103,250	62,398
Weighted average interest rate	0.18%	2.56%	2.50%	2.44%	1.80%	1.81%	1.69%

Senior & subordinated debt (1)	—	—	—	—	—	579,000	579,000	594,975
Weighted average interest rate						7.30%	7.30%

Total Fixed-Rate Debt	283,320	162,798	125,543	255,601	286,325	3,153,801	4,267,388	4,216,895

Variable:
Variable-rate debt	208,097	311,684	43,672	3,190	48,271	61,777	676,691	676,691
Weighted average interest rate	6.20%	7.22%	6.07%	5.30%	5.25%	5.37%	6.51%

Tax-exempt	108,613	79,970	16,315	165,345	31,245	270,025	671,513	671,513
Weighted average interest rate	5.62%	5.25%	5.35%	4.51%	4.31%	4.87%	4.93%

Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—	—	—	—	—	—	—	—

Subordinated debt (1)	—	—	20,400	—	—	—	20,400	20,400
Weighted average interest rate	—	—	4.95%	—	—	—	4.95%	—

Total Variable-Rate Debt	316,710	391,654	80,387	168,535	79,516	331,802	1,368,604	1,368,604

Total Long Term Debt	$600,030	$554,452	$205,930	$424,136	$365,841	$3,485,603	$5,635,992	$5,585,499

Weighted average interest rate	6.40%	6.83%	6.33%	6.04%	6.36%	6.09%	6.22%

(1)	Represents recourse debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2006

	Expected Maturity Date
	Fiscal Year Ending January 31,
						Period	Total Outstanding	Fair Market Value
Long-Term Debt	2007	2008	2009	2010	2011	Thereafter	1/31/06	1/31/06
	(dollars in thousands)

Fixed:
Fixed-rate debt	$292,266	$160,787	$122,819	$267,652	$345,062	$2,357,321	$3,545,907	$3,524,313
Weighted average interest rate	7.07%	6.90%	6.81%	7.04%	6.88%	6.10%	6.39%

UDAG	8,385	728	726	724	20,671	72,189	103,423	62,071
Weighted average interest rate	0.23%	2.56%	2.50%	2.44%	1.80%	1.81%	1.69%

Senior & subordinated debt (1)	—	—	—	—	—	579,000	579,000	594,700
Weighted average interest rate	—	—	—	—	—	7.30%	7.30%

Total Fixed-Rate Debt	300,651	161,515	123,545	268,376	365,733	3,008,510	4,228,330	4,181,084

Variable:
Variable-rate debt	272,941	267,609	25,532	3,190	47,549	61,775	678,596	678,596
Weighted average interest rate	6.50%	6.50%	6.47%	5.81%	5.74%	5.99%	6.40%

Tax-exempt	112,152	127,670	16,000	277,000	28,660	270,024	831,506	831,506
Weighted average interest rate	4.25%	4.50%	4.59%	4.70%	5.29%	4.20%	4.47%

Bank revolving credit facility (1)	—	—	82,500	—	—	—	82,500	82,500
Weighted average interest rate	—	—	6.39%	—	—	—	6.39%

Subordinated debt (1)	—	—	20,400	—	—	—	20,400	20,400
Weighted average interest rate	—	—	4.17%	—	—	—	4.17%

Total Variable-Rate Debt	385,093	395,279	144,432	280,190	76,209	331,799	1,613,002	1,613,002

Total Long Term Debt	$685,744	$556,794	$267,977	$548,566	$441,942	$3,340,309	$5,841,332	$5,794,086

Weighted average interest rate	6.30%	6.15%	6.30%	5.85%	6.42%	6.06%	6.11%

(1)	Represents recourse debt.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
There have been no changes in the Company’s internal control over the financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

Issuer Purchases of Equity Securities
Total Number of
			Shares	Maximum Number of
	Total	Average	Purchased as Part of	Shares that May Yet
	Number of	Price Paid	Publicly Announced	Be Purchased Under
Period	Shares	Per Share	Plans or Programs	the Plans or Programs

Class A Common Stock

February 1 through February 28, 2006	—	$—	—	—
March 1 through March 31, 2006 (1)	17,970	$45.95	—	—
April 1 through April 30, 2006	—	$—	—	—

Total	17,970	$45.95	—	—

(1)	In March 2006, the Company repurchased into treasury 17,970 shares of Class A common stock to satisfy the minimum tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 20, 2003 (File No. 1- 4372).

4.4	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.5	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner- Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997
(File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.16	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.17	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.18	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.19	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.20	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.22	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.24	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.25	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000
(File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.28	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.29	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.30	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.31	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.32	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.33	-	First Amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

10.34	-	First Amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

+10.35	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.36	-	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

10.37	-	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

10.38	-	Second Amendment to Guaranty of Payment of Debt, dated as of April 7, 2005, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2005 (File No. 1-4372).

+10.39	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.40	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.41	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.42	-	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

+10.43	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.44	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.45	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.46	-	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

+10.47	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.48	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.49	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Pension Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

10.50	-	Consent Letter to Credit Agreement and Guaranty of Payment of Debt, dated January 20, 2006 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006
(File No. 1-4372).

+10.51	-	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended January 31, 2006 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date: June 8, 2006	/S/ THOMAS G. SMITH Thomas G. Smith
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: June 8, 2006	/S/ LINDA M. KANE Linda M. Kane
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