Form 10-Q
period 2006-07-31
FOREST CITY ENTERPRISES INC
filed 2006-09-08
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the quarterly period ended July 31, 2006

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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Indicate the number of shares outstanding, including unvested restricted stock, of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 5, 2006
Class A Common Stock, $.33 1/3 par value	76,410,991 shares
Class B Common Stock, $.33 1/3 par value	25,733,210 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31, 2006	January 31, 2006
	(in thousands)
Assets
Real Estate
Completed rental properties	$6,172,674	$6,162,995
Projects under development	1,006,499	886,256
Land held for development or sale	139,602	105,875

Total Real Estate	7,318,775	7,155,126

Less accumulated depreciation	(1,035,741)	(986,594)

Real Estate, net	6,283,034	6,168,532

Cash and equivalents	154,680	254,734
Restricted cash	394,269	430,264
Notes and accounts receivable, net	248,363	265,264
Investments in and advances to affiliates	413,655	361,942
Other assets	513,602	509,605

Total Assets	$8,007,603	$7,990,341

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$5,073,248	$5,159,432
Notes payable	66,557	89,174
Bank revolving credit facility	139,000	82,500
Senior and subordinated debt	599,400	599,400
Accounts payable and accrued expenses	621,053	674,949
Deferred income taxes	427,696	387,788

Total Liabilities	6,926,954	6,993,243

Minority Interest	134,677	102,716

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock — without par value; 10,000,000 and 5,000,000 shares authorized, respectively; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 271,000,000 and 96,000,000 shares authorized, 75,950,041 and 75,695,084 shares issued and outstanding, respectively	25,317	25,232
Class B, convertible, 56,000,000 and 36,000,000 shares authorized, 25,800,660 and 26,149,070 shares issued and outstanding; 26,257,961 and 6,257,961 shares issuable, respectively	8,600	8,716

	33,917	33,948
Additional paid-in capital	256,825	251,991
Unearned compensation	—	(4,151)
Retained earnings	659,816	612,371

	950,558	894,159
Accumulated other comprehensive (loss) income	(4,586)	223

Total Shareholders’ Equity	945,972	894,382

Total Liabilities and Shareholders’ Equity	$8,007,603	$7,990,341

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(in thousands, except per share data)
Revenues from real estate operations	$266,275	$283,041	$542,752	$566,306

Expenses
Operating expenses	158,997	166,096	316,332	321,992
Depreciation and amortization	43,564	39,825	85,787	80,231
Provision for decline in real estate	1,923	1,120	1,923	2,620

	204,484	207,041	404,042	404,843

Interest expense	(74,789)	(65,993)	(143,430)	(130,585)
Amortization of mortgage procurement costs	(2,511)	(2,562)	(5,474)	(4,876)
Loss on early extinguishment of debt	—	(1,553)	(803)	(3,163)

Interest and other income	7,991	6,620	22,881	13,497
Equity in earnings of unconsolidated entities	6,310	9,880	6,689	29,916
Gain on disposition of other investments	—	—	—	606

Earnings (loss) before income taxes	(1,208)	22,392	18,573	66,858

Income tax expense (benefit)
Current	(5,117)	62	(5,348)	8,648
Deferred	1,852	(3,148)	9,486	5,135

	(3,265)	(3,086)	4,138	13,783

Earnings before minority interest and discontinued operations	2,057	25,478	14,435	53,075

Minority interest	(2,480)	(4,218)	(6,543)	(7,329)

Earnings (loss) from continuing operations	(423)	21,260	7,892	45,746

Discontinued operations, net of tax and minority interest
Operating earnings (loss) from rental properties	1,757	(1,096)	497	(3,366)
Gain on disposition of rental properties	6,158	—	52,361	—

	7,915	(1,096)	52,858	(3,366)

Net earnings	$7,492	$20,164	$60,750	$42,380

Basic earnings per common share
Earnings (loss) from continuing operations	$(0.01)	$0.21	$0.08	$0.45
Earnings (loss) from discontinued operations, net of tax and minority interest	0.08	(0.01)	0.52	(0.03)

Net earnings	$0.07	$0.20	$0.60	$0.42

Diluted earnings per common share
Earnings (loss) from continuing operations	$(0.01)	$0.21	$0.08	$0.44
Earnings (loss) from discontinued operations, net of tax and minority interest	0.08	(0.01)	0.51	(0.03)

Net earnings	$0.07	$0.20	$0.59	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,
	2006	2005
	(in thousands)
Net earnings	$7,492	$20,164

Other comprehensive (loss) income, net of tax and minority interest:

Unrealized net (losses) gains on investment securities	(49)	21

Change in unrealized net (losses) gains on interest rate derivative contracts	(4,994)	1,848

Other comprehensive (loss) income, net of tax and minority interest	(5,043)	1,869

Comprehensive income	$2,449	$22,033

	Six Months Ended July 31,
	2006	2005
	(in thousands)
Net earnings	$60,750	$42,380

Other comprehensive (loss) income, net of tax and minority interest:

Unrealized losses on investment securities	(82)	(145)

Change in unrealized net (losses) gains on interest rate derivative contracts	(4,727)	3,174

Other comprehensive (loss) income, net of tax and minority interest	(4,809)	3,029

Comprehensive income	$55,941	$45,409

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

										Accumulated
	Common Stock				Additional					Other
	Class A		Class B		Paid-In	Unearned	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	(Loss) Income	Total
						(in thousands)
Six Months Ended July 31, 2006
Balances at January 31, 2006	75,695	$25,232	$26,149	$8,716	$251,991	$(4,151)	$612,371	—	$—	$223	$894,382
Reclassifications related to the adoption of SFAS No. 123(R)	(259)	(86)			(4,065)	4,151					—
Net earnings							60,750				60,750
Other comprehensive loss, net of tax and minority interest										(4,809)	(4,809)
Dividends $.13 per share							(13,305)				(13,305)
Purchase of treasury stock								18	(826)		(826)
Conversion of Class B to Class A shares	348	116	(348)	(116)							—
Exercise of stock options	110	36			713			(18)	826		1,575
Restricted stock vested	56	19			(19)						—
Stock-based compensation					6,051						6,051
Excess income tax benefit from stock option exercises					1,492						1,492
Excess income tax benefit from vesting of restricted stock					662						662

Balances at July 31, 2006	75,950	$25,317	25,801	$8,600	$256,825	$—	$659,816	—	$—	$(4,586)	$945,972

Six Months Ended July 31, 2005
Balances at January 31, 2005	74,206	$24,736	26,497	$8,832	$230,188	$(3,087)	$552,106	—	$—	$(8,250)	$804,525
Net earnings							42,380				42,380
Other comprehensive income, net of tax and minority interest										3,029	3,029
Dividends $.11 per share							(11,097)				(11,097)
Purchase of treasury stock								62	(1,945)		(1,945)
Exercise of stock options	256	85			1,838			(62)	1,945		3,868
Restricted stock issued	90	30			2,827	(2,857)					—
Amortization of unearned compensation						881					881
Excess income tax benefit from stock option exercises					1,832						1,832
Excess income tax benefit from vesting of restricted stock					723						723
Distribution of accumulated equity to minority partners					(514)						(514)

Balances at July 31, 2005	74,552	$24,851	26,497	$8,832	$236,894	$(5,063)	$583,389	—	$—	$(5,221)	$843,682

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2006	2005
	(in thousands)
Net Earnings	$60,750	$42,380
Depreciation and amortization	85,787	80,231
Provision for decline in real estate	1,923	2,620
Amortization of mortgage procurement costs	5,474	4,876
Loss on early extinguishment of debt	803	3,163
Equity in earnings of unconsolidated entities	(6,689)	(29,916)
Gain on disposition of other investments	—	(606)
Deferred income taxes	9,486	5,135
Minority interest	6,543	7,329
Excess income tax benefit from stock option exercises and restricted stock vesting	(2,154)	—
Stock-based compensation	4,722	881
Cash distributions from operations of unconsolidated entities	22,644	27,418
Non-cash operating expenses:
Write-off of a portion of enterprise resource planning project	—	3,025
Write-off of abandoned development projects	1,029	3,361
Discontinued operations:
Depreciation and amortization	2,986	7,007
Amortization of mortgage procurement costs	176	1,901
Minority interest	59,064	62
Gain on disposition of operating properties	(143,726)	—
Deferred income taxes	33,451	1,854
Cost of sales of land included in projects under development and completed rental properties	16,874	50,823
(Increase) decrease in land held for development or sale	(28,929)	12,290
Decrease in notes and accounts receivable	16,596	10,974
Increase in other assets	(39)	(9,482)
Increase in restricted cash used for operating purposes	(139)	(25,867)
Decrease in accounts payable and accrued expenses	(26,577)	(8,849)

Net cash provided by operating activities	$120,055	$190,610

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2006	2005
	(in thousands)
Cash Flows from Investing Activities
Capital expenditures	$(361,640)	$(530,643)
Proceeds from disposition of rental properties and other investments	128,455	187
Change in restricted cash to be used for capital expenditures	(162,969)	(35,454)
Change in investments in and advances to affiliates	(58,604)	25,476

Net cash used in investing activities	(454,758)	(540,434)

Cash Flows from Financing Activities
Borrowings on bank revolving credit facility	139,000	—
Payments on bank revolving credit facility	(82,500)	—
Proceeds from nonrecourse mortgage debt	414,496	456,155
Principal payments on nonrecourse mortgage debt	(243,406)	(290,100)
Proceeds from notes payable	984	4,441
Payments on notes payable	(24,356)	(17,640)
Change in restricted cash and book overdrafts	67,386	85,925
Payment of deferred financing costs	(17,986)	(18,191)
Excess income tax benefit from stock option exercises and restricted stock vesting	2,154	—
Purchase of treasury stock	(826)	(1,945)
Exercise of stock options	1,575	3,868
Dividends paid to shareholders	(12,235)	(10,082)
Decrease in minority interest	(9,637)	(14,999)

Net cash provided by financing activities	234,649	197,432

Net decrease in cash and equivalents	(100,054)	(152,392)

Cash and equivalents at beginning of period	254,734	276,492

Cash and equivalents at end of period	$154,680	$124,100

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the six months ended July 31, 2006 and 2005:

	Six Months Ended July 31,
	2006	2005
	(in thousands)
Operating Activities
Decrease in notes and accounts receivable (2)	$531	$—
Increase in land held for development or sale (3)	(4,701)	—
Decrease in other assets (2) (6)	365	70,000
(Decrease) increase in accounts payable and accrued expenses (2) (5)	(27,736)	1,015

Total effect on operating activities	$(31,541)	$71,015

Investing Activities
Decrease in projects under development (2) (5)	$37,492	$—
Increase in completed rental properties (4)	(1,329)	—
Non-cash proceeds from disposition of properties (1)	119,024	—

Total effect on investing activities	$155,187	$—

Financing Activities
Increase in notes payable (3)	$4,701	$—
Decrease in nonrecourse mortgage debt (1) (2) (6)	(251,922)	(70,000)
Decrease in restricted cash (2)	150,418	—
Decrease in minority interest (1)	(27,102)	—
Increase in additional paid-in capital (4)	1,329	—
Dividends declared but not yet paid	(1,070)	(1,015)

Total effect on financing activities	$(123,646)	$(71,015)

2006
(1)	Assumption of nonrecourse mortgage debt and direct payment to partner by the buyer upon sale of Hilton Times Square Hotel and G Street properties in the Commercial Group and Providence at Palm Harbor in the Residential Group.

(2)	Change to equity method of accounting from full consolidation due to admission of a 50% partner in Uptown Apartments, a residential development project in Oakland, California.

(3)	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interest in Rockport Square in the Land Development Group.

(4)	Capitalization of stock-based compensation.

(5)	Revision of an estimate for environmental costs previously capitalized for Atlantic Yards, a commercial development project in Brooklyn, New York.
2005
(6)	Retired $70,000,000 Stapleton Revenue Bonds consolidated by the Company in accordance with FIN No. 46 (R), but owned by a third party special purpose entity (See Footnote F).
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
During the three month period ended July 31, 2006, the Company reported the prior period impact of adjustments primarily related to cumulative differences in earnings (loss) recognition on four of the Company’s joint ventures in which one or more partners had preferred return provisions on and of their equity over the other partners. Of the four joint ventures, one was a consolidated entity and the other three are unconsolidated entities accounted for on the equity method of accounting. The consolidated entity was disposed of in the three month period ended April 30, 2006 and the difference related to the gain allocation amongst its partners upon disposition. This adjustment is included in discontinued operations for the three month period ended July 31, 2006. The differences in the cumulative loss recognition on the three unconsolidated joint ventures, which resulted from not allocating earnings/losses among all partners using the hypothetical liquidation at book value method, accumulated over many years and are reflected as a reduction of equity in earnings of unconsolidated investments for the three month period ended July 31, 2006.
The impact of the adjustments discussed above is a reduction of net earnings of $1,400,000 and $2,900,000 and earnings from continuing operations of $3,100,000 and $2,900,000 for the three and six months ended July 31, 2006, respectively. Management has assessed the impact of adjustments, both individually and in the aggregate, and does not believe these amounts are material to any previously issued financial statements or to the expected full year results of operations for the Company for the year ended January 31, 2007.
New Accounting Standards
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact FIN No. 48 will have on its consolidated financial statements.
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Variable Interest Entities
As of July 31, 2006, the Company determined that it is the primary beneficiary of 31 Variable Interest Entities (“VIEs”) representing 18 properties (19 VIEs representing 8 properties in Residential Group, 11 VIEs representing 9 properties in Commercial Group, and 1 VIE/property in Land Development Group). As of July 31, 2006, the Company held variable interests in 44 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $96,000,000 at July 31, 2006, which is recorded as investments in and advances to affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FASB Interpretation (“FIN”) No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities and land development.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary are as follows as of July 31 and January 31, 2006:

	July 31, 2006	January 31, 2006
	(in thousands)
Total assets	$958,000	$940,000
Nonrecourse mortgage debt	868,000	839,000
Total liabilities (including nonrecourse mortgage debt)	920,000	900,000
Minority interest	38,000	40,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Note E – Senior and Subordinated Debt) as of July 31, 2006.
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
Interest and Other Income
In connection with a redevelopment project in Cumberland, Rhode Island, the Company applied and qualified for a Rhode Island Historic Tax Preservation Credit (“Credit”). The Credit, which is equal to 30% of Qualified Rehabilitation Expenditures as defined by the Rhode Island state tax code, is fully assignable irrespective of whether the assignee has an ownership interest in the underlying real estate. The purpose of the Credit is to create economic incentives for the purpose of stimulating the redevelopment and reuse of Rhode Island’s historic structures. Included in interest and other income for the three and six months ended July 31, 2006 is $-0- and $8,838,000, respectively, related to proceeds received from third parties resulting from the sale of the Credits that were realized by the Company in connection with the completion of the redevelopment project. The Company has no significant rights or obligations following the sale of these Credits.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Accounting for Derivative Instruments and Hedging Activities
During the three and six months ended July 31, 2006, the Company recorded interest expense of approximately $211,000 and $209,000, respectively, in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges, which excludes the change in fair value related to forward interest rate swaps that were not designated for hedge accounting as further described below. During the three and six months ended July 31, 2005, the Company recorded interest expense of approximately $27,000 and $32,000, respectively, which represented the total ineffectiveness of all cash flow hedges. For the three and six months ended July 31, 2006 and 2005, the amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as amended and interpreted, was not material. The amount of derivative losses reclassified into earnings from other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter for the three and six months ended July 31, 2006 was $8,000 and $40,000, respectively, and $-0- for each of the three and six months ended July 31, 2005. As of July 31, 2006, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as a reduction of interest expense of approximately $1,386,000, net of tax.
During 2006, the Company executed a notional amount of $869,245,000 of 10-year forward swaps at an average rate of 5.73% (which excludes the lender margin on the financing) to protect it against interest rate fluctuations on forecasted financings on fully consolidated properties that are anticipated to occur over the next four years. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swaps attributed to that financing. To the extent effective, the receipt or payment of cash at termination will be recorded in other accumulated comprehensive income and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing. As a majority of these 10-year forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, the Company’s portion of the unrealized gains and losses on the effective portion of the hedges has been recorded in OCI.
During the quarter ended July 31, 2006, the Company also executed 10-year forward swaps to hedge the interest rate risk associated with its proportionate share of nonrecourse mortgage debt for two properties accounted for under the equity method of accounting. Under the provisions of SFAS No. 133, the Company cannot designate these swaps as cash flow hedges as they relate to unconsolidated properties. Therefore, the change in the fair value of these forward swaps must be marked to market through earnings on a quarterly basis.
For the three and six months ended July 31, 2006, the Company recorded $6,370,000 of interest expense related to its 10-year forward swaps in its Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the Bond Market Association (“BMA”) rate. Additionally, the Company and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At July 31, 2006, the aggregate notional amount of TRS in which the Company and/or the Joint Ventures have an interest is $325,198,000. The fair value of such contracts is immaterial at July 31, 2006. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At July 31 and January 31, 2006, interest rate caps were reported at fair value of approximately $3,702,000 and $2,454,000, respectively, in other assets in the Consolidated Balance Sheets. At July 31, 2006, interest rate swap agreements, which had a net negative fair value of approximately $5,322,000 (which includes the 10-year forward swaps), was included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At January 31, 2006, interest rate swap agreements, which had a net positive fair value of approximately $7,887,000, was included in other assets in the Consolidated Balance Sheets. Included in the fair value of the interest rate swap agreements is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The fair value of the TRS at July 31 and January 31, 2006 was approximately $600,000 and $1,100,000, respectively.
In addition, in May 2004 Stapleton Land, LLC entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the Other Financing Arrangements section of Note F). Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust. This purchase obligation and related fee have been accounted for as a derivative with changes in fair value recorded through earnings. The fair value at July 31 and January 31, 2006 of approximately $9,961,000 and $7,244,000 is recorded in other assets in the Consolidated Balance Sheets.
Other Comprehensive Income
Net unrealized gains or losses on securities are included in OCI and represent the difference between the market value of investments in unaffiliated companies that are available-for-sale at the balance sheet date and the Company’s cost. Also included in OCI is the Company’s portion of the unrealized gains and losses on the effective portions of derivative instruments designated and qualifying as cash flow hedges. The amount of income tax (benefit) expense related to accumulated OCI was ($2,888,000) and $141,000 as of July 31, 2006 and January 31, 2006, respectively.
The following table summarizes the components of accumulated OCI included within the Company’s Consolidated Balance Sheets, net of tax and minority interest.

	July 31,	January 31,
	2006	2006
	(in thousands)
Unrealized gains on securities	$188	$270
Unrealized losses on interest rate contracts	(4,774)	(47)

Accumulated Other Comprehensive (Loss) Income	$(4,586)	$223

Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation
The Company’s 1994 Stock Plan, as amended, (the “Plan”) permits the award of Class A stock options (incentive and nonqualified), restricted shares, restricted stock units and stock appreciation rights to key employees and non-employee directors of the Company. The aggregate maximum number of shares that may be issued during the term of the Plan is 500,000 for restricted shares or units granted after June 21, 2005 and 11,750,000 for all types of awards. As of July 31, 2006, the total number of shares available for granting of all types of awards was 3,985,560, of which 309,000 may be restricted shares or units. The maximum annual award to an individual is 400,000 stock options or rights and 225,000 restricted shares or units. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the exercise price to be lowered for outstanding options or to cancel and replace stock options at lower exercise price. The Company has not amended the terms of any previously issued options. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over four years. All outstanding restricted shares have graded vesting over four years.
In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”). This statement requires the recognition of compensation costs related to the estimated fair value of employee stock options and similar stock awards. Among other changes, SFAS No. 123(R) provides for certain changes to the method of valuing share-based payments. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) adopted a new rule amending the compliance dates for SFAS No. 123(R), which extended the implementation date for the Company to February 1, 2006. The Company adopted the modified prospective application method which requires the provisions of SFAS No. 123(R) to be applied to unvested awards outstanding at the date of adoption and all new awards. The Company recognizes compensation costs for its stock option and restricted stock awards over the requisite service period using the straight-line attribution method. The current Plan, as amended, which covers awards granted in 2006, permits the acceleration of vesting upon the retirement of a grantee who retires on or after reaching the prescribed retirement age, as defined in the Plan. The cost of an award subject to this retirement provision is recognized immediately for grantees that are retirement eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant which the individual reaches retirement age. This retirement provision did not apply to awards granted prior to 2006. During the three and six months ended July 31, 2006, the Company recognized $-0- and $1,170,000, respectively, of compensation expense related to stock-based compensation awards that were granted during 2006 to retirement eligible grantees.
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
As a result of adopting SFAS No. 123(R) on February 1, 2006, the Company’s earnings before income taxes, earnings from continuing operations and net earnings were lower for the three months ended July 31, 2006 by $1,004,000, $759,000 and $759,000, respectively, and were lower for the six months ended July 31, 2006 by $2,729,000, $1,954,000 and $1,954,000, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. If the Company had not adopted SFAS No. 123(R), basic and diluted earnings per share would have been $0.08 for the three months ended July 31, 2006, compared to the reported basic and diluted earnings per share of $0.07. If the Company had not adopted SFAS No. 123(R), basic and diluted earnings per share would have been $0.61 for the six months ended July 31, 2006, compared to the reported basic and diluted earnings per share of $0.60 and $0.59, respectively. The unearned compensation costs of $4,151,000 relating to 258,750 shares of unvested restricted stock at January 31, 2006, which was reported as a reduction of shareholders’ equity at January 31, 2006 under APB No. 25, was eliminated against common stock and additional paid-in capital on February 1, 2006 upon the adoption of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from exercises of stock options and vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows. The $2,154,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation (continued)
During the three and six months ended July 31, 2006, the Company recognized stock-based compensation costs of $3,007,000 and $6,051,000, respectively. The composition of the stock-based compensation costs, the amount charged to operating expenses and the amount capitalized into the basis of qualifying real estate projects under development are as follows:

	Three Months Ended July 31, 2006				Six Months Ended July 31, 2006
				Deferred				Deferred
				Income Tax				Income Tax
	Operating			Benefit	Operating			Benefit
	Expense	Capitalized	Total	Recognized	Expense	Capitalized	Total	Recognized
		(in thousands)				(in thousands)
Stock option costs	$1,004	$811	$1,815	$245	$2,729	$1,329	$4,058	$775
Restricted stock costs	1,192	—	1,192	460	1,993	—	1,993	770

	$2,196	$811	$3,007	$705	$4,722	$1,329	$6,051	$1,545

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the six months ended July 31, 2006:

Risk-free interest rate	4.89%
Expected volatility	20.00%
Expected dividend yield	.70%
Expected term (in years)	6.60
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
The following table provides a summary of stock option activity for the six months ended July 31, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Stock Options	Shares	Price	(in years)	(in thousands)

Outstanding at January 31, 2006	3,054,148	$18.42
Granted	960,100	$46.37
Exercised	(126,856)	$12.36
Forfeited	(26,600)	$21.85

Outstanding at July 31, 2006	3,860,792	$25.54	7.1	$94,030

Options exercisable (fully vested) at July 31, 2006	1,491,292	$13.23	4.7	$54,690

The weighted average grant-date fair value of stock options granted during the six months ended July 31, 2006 was $14.32. The intrinsic value of stock options exercised during the six months ended July 31, 2006 was $4,338,000. Cash received from stock options exercised during the six months ended July 31, 2006 was $1,575,000. Income tax benefit realized as a reduction of income taxes payable from stock options exercised during the six months ended July 31, 2006 was $1,516,000. At July 31, 2006, there was $17,651,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 3.2 years.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation (continued)
The following table provides a summary of restricted stock activity for the six months ended July 31, 2006:

		Weighted Average
		Grant-Date
Restricted Stock	Shares	Fair Value

Unvested shares at January 31, 2006	258,750	$21.15
Granted	191,000	$46.37
Vested	(56,250)	$15.50
Forfeited	—	$—

Unvested shares at July 31, 2006	393,500	$34.20

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
At July 31, 2006, there was $11,015,000 of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.2 years. The value of shares that vested during the six months ended July 31, 2006 was $872,000.
In connection with the vesting of restricted stock during the six months ended July 31, 2006 and 2005, the Company repurchased into treasury 17,970 shares and 61,584 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $826,000 and $1,945,000, respectively.
For the three and six months ended July 31, 2005, the Company expensed $308,000 and $881,000, respectively, related to compensation costs for restricted shares. The following table shows the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options in the prior periods:

	Three Months Ended	Six Months Ended
	July 31, 2005	July 31, 2005
Net earnings (in thousands)
As reported	$20,164	$42,380
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax (1)	(1,016)	(1,677)

Pro forma	$19,148	$40,703

Basic earnings per share
As reported	$.20	$.42
Pro forma	$.19	$.40
Diluted earnings per share
As reported	$.20	$.41
Pro forma	$.19	$.40

(1)	Stock option costs were assumed to be expensed in full for the pro forma disclosure.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three and six months ended July 31, 2006 and 2005. The Company considers assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Summarized financial information for assets, liabilities and minority interest that were held for sale as of July 31, 2006 (Embassy Suites Hotel and Battery Park City Retail) and January 31, 2006 (Hilton Times Square Hotel) were as follows:

	July 31,	January 31,
	2006	2006
	(in thousands)
Assets
Real estate	$148,092	$101,374
Cash and equivalents	6,946	2,854
Restricted cash	3,258	2,808
Notes and accounts receivable, net	6,707	3,154
Other assets	4,990	3,030

Total Assets	$169,993	$113,220

Liabilities
Mortgage debt, nonrecourse	$122,330	$81,133
Notes payable	14,821	15,000
Accounts payable and accrued expenses	22,361	14,421

Total Liabilities	159,512	110,554

Minority interest	9,131	3,843

Total Liabilities and Minority Interest	$168,643	$114,397

The following table lists the consolidated rental properties included in discontinued operations:

				Three Months	Six Months	Three Months	Six Months
		Square Feet/ Number	Quarter/ Year	Ended	Ended	Ended	Ended
Property	Location	of Units	Disposed	7/31/2006	7/31/2006	7/31/2005	7/31/2005

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	Yes	Yes	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	Yes	Yes	Yes	Yes
Hilton Times Square Hotel	Manhattan, New York	444 rooms	Q1-2006	Yes	Yes	Yes	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	—	Yes	Yes	Yes

Residential Group:
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	Yes	Yes	Yes	Yes
Enclave	San Jose, California	637 units	Q4-2005	—	—	Yes	Yes
Cherrywood Village	Denver, Colorado	360 units	Q3-2005	—	—	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q3-2005	—	—	Yes	Yes

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
The operating results related to discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues	$17,720	$31,014	$36,257	$57,052

Expenses
Operating expenses	11,041	22,416	28,386	42,942
Depreciation and amortization	1,477	3,728	2,986	7,007

	12,518	26,144	31,372	49,949

Interest expense	(1,735)	(5,554)	(4,068)	(10,870)
Amortization of mortgage procurement costs	(80)	(949)	(176)	(1,901)

Interest and other income	160	150	840	242
Gain on disposition of rental properties (see below)	7,342	—	143,726	—

Earnings (loss) before income taxes	10,889	(1,483)	145,207	(5,426)

Income tax expense (benefit)
Current	662	(1,668)	(166)	(3,976)
Deferred	4,322	978	33,451	1,854

	4,984	(690)	33,285	(2,122)

Earnings (loss) before minority interest	5,905	(793)	111,922	(3,304)

Minority interest
Gain on disposition of rental properties	(2,693)	—	58,393	—
Operating earnings from rental properties	683	303	671	62

	(2,010)	303	59,064	62

Net earnings (loss) from discontinued operations	$7,915	$(1,096)	$52,858	$(3,366)

Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of properties, before tax and minority interest, for the three and six months ended July 31, 2006 and 2005:

		Three Months Ended July 31,		Six Months Ended July 31,
		2006	2005	2006	2005
		(in thousands)		(in thousands)
Discontinued Operations:
Hilton Times Square Hotel	Manhattan, New York	$—	$—	$135,945	$—
G Street Retail (Specialty Retail Center)	Philadelphia, Pennsylvania	—	—	439	—
Providence at Palm Harbor (Apartments)	Tampa, Florida	7,342	—	7,342	—

Total		$7,342	$—	$143,726	$—

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of gains on equity method investments disposed of during the three and six months ended July 31, 2006 and 2005, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Three Months Ended July 31,		Six Months Ended July 31,
		2006	2005	2006	2005
		(in thousands)		(in thousands)
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	$7,662	$—	$7,662	$—
Showcase (Specialty Retail Center)	Las Vegas, Nevada	—	—	—	13,145
Colony Place (Apartments)	Fort Myers, Florida	—	—	—	5,352

Total		$7,662	$—	$7,662	$18,497

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
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
During the three and six months ended July 31, 2006, the Company recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a 354,000 square-foot commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. During the three months ended July 31, 2005, the Company recorded a provision for decline in real estate of $1,120,000 related to Sterling Glen of Forest Hills, an 84-unit supported living residential community located in Queens, New York. During the three months ended April 30, 2005, the Company recorded a provision for decline in real estate of $1,500,000 related to the Ritz Carlton, a 206 room commercial hotel located in Cleveland, Ohio. These provisions represent a write down to the estimated fair value, less cost to sell, due to a change in events, such as an offer to purchase, related to the estimated future cash flows.
D. Bank Revolving Credit Facility
The bank revolving credit facility as amended June 30, 2006 provides, among other things, for 1) borrowings up to $600,000,000; 2) at the Company’s election, interest rates of 1.75% over the London Interbank Offered Rate (“LIBOR”) or 1/2% over the prime rate; 3) a maturity date of March 2009; 4) maintenance of debt service coverage ratios and specified levels of net worth (as defined in the credit facility); 5) dividend and stock repurchase limitation of $40,000,000 per annual period; and 6) the ability to use up to $100,000,000 of available borrowings for letters of credit or surety bonds. There were $67,971,000 in letters of credit and $-0- in surety bonds outstanding at July 31, 2006.
As of January 31, 2006 and until June 30, 2006, the bank revolving credit facility provided for borrowings of up to $450,000,000 with a $100,000,000 accordion provision subject to bank approval. The revolving credit facility also provided for interest rates, at the Company’s election, of 1.95% over LIBOR or 1/2% over the prime rate and an annual dividend and stock repurchase limitation of $30,000,000. Other terms of the facility were similar to the Company’s current arrangement.
The outstanding balance of the revolving credit facility was $139,000,000 and $82,500,000 at July 31, 2006 and January 31, 2006, respectively.
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
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under its shelf registration statement. The proceeds from this offering (net of $8,151,000 of offering costs) were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%, or $208,500,000. The remaining proceeds were used to repay the balance outstanding under the Company’s previous credit facility and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in years thereafter. However, if the Company completed one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may have been redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes. As there were no public equity offerings completed prior to June 1, 2006, the Company did not redeem the original principal amount of any of the notes.
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
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”), which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of Stapleton Land, LLC, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, the Company contributed additional net collateral of $2,094,000. The Company consolidated the collateralized borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. As the bonds were redeemed in July 2005, there are no balances reported for the revenue bonds or collateral at July 31, 2006 and January 31, 2006 in the Consolidated Balance Sheets, and no amounts are recorded in the Consolidated Statements of Earnings for the three and six months ended July 31, 2006 related to this collateralized borrowing. For the three and six months ended July 31, 2005, the Company recorded approximately $1,195,000 and $2,670,000, respectively, of interest income and $503,000 and $1,162,000, respectively, of interest expense related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amounts recorded for the three and six months ended July 31, 2005, approximately $1,117,000 and $2,588,000, respectively, is interest income on the RITES and $78,000 and $82,000, respectively, is interest income on the collateral.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F . Financing Arrangements (continued)
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
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000 which is recorded as restricted cash in the Consolidated Balance Sheets. For the three and six months ended July 31, 2006, the Company recorded $269,000 and $506,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $322,000, respectively, is fee interest income and $105,000 and $184,000, respectively, is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At July 31, 2006, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a forward delivery placement agreement whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. On July 3, 2006, the District elected to withdraw $10,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the forward delivery placement agreement. Stapleton Land, LLC immediately sold the Converted Bonds to Lehman. The Company determined that the sale of the Converted Bonds to Lehman qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Converted Bonds to Lehman and the Converted Bonds have not been recorded in the Consolidated Balance Sheet.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F. Financing Arrangements (continued)
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of approximately $9,961,000 at July 31, 2006 and $7,244,000 at January 31, 2006 is recorded in other assets in the Consolidated Balance Sheets. For the three and six months ended July 31, 2006, the Company has reported interest income of approximately $1,583,000 and $2,717,000, respectively, related to the Fee in the Consolidated Statements of Earnings. For the three and six months ended July 31, 2005, the Company has reported interest income of approximately $1,024,000 and $1,504,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. (See the Accounting for Derivative Instruments and Hedging Activities section in Note A). The change in the fair value of the TRS is marked to market through earnings. The fair value of the TRS was approximately $600,000 and $1,100,000 at July 31 and January 31, 2006, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.
G. Dividends
The Company pays quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.06 per share on both Class A and Class B common stock was declared on March 23, 2006 and was paid on June 15, 2006 to shareholders of record at the close of business on June 1, 2006. The second quarterly cash dividend of $.07 per share on both Class A and Class B common stock was declared on June 15, 2006 and will be paid on September 15, 2006 to shareholders of record at the close of business on September 1, 2006.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H. Earnings per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings (loss) from continuing operations.”

	Earnings (Loss) from	Weighted Average
	Continuing Operations	Common Shares
	(Numerator)	Outstanding	Per Common
	(in thousands)	(Denominator)	Share

Three Months Ended July 31,
2006
Basic loss per share	$(423)	101,705,878	$(0.01)
Effect of dilutive securities (1)(2)	—	—	—

Diluted earnings per share	$(423)	101,705,878	$(0.01)

2005
Basic earnings per share	$21,260	100,944,277	$0.21
Effect of dilutive securities	—	1,549,822	—

Diluted earnings per share	$21,260	102,494,099	$0.21

Six Months Ended July 31,
2006
Basic earnings per share	$7,892	101,664,782	$0.08
Effect of dilutive securities (1)	—	1,483,324	—

Diluted earnings per share	$7,892	103,148,106	$0.08

2005
Basic earnings per share	$45,746	100,855,367	$0.45
Effect of dilutive securities	—	1,541,345	(0.01)

Diluted earnings per share	$45,746	102,396,712	$0.44

(1)	Options to purchase 960,100 shares of common stock, which were granted in April 2006, were not included in the computation of diluted earnings per share for the three months and six months ended July 31, 2006 because they were anti-dilutive.

(2)	For the three months ended July 31, 2006, the effect of 1,551,707 shares of dilutive securities were not included in the computation of diluted earnings per share because their effect is anti-dilutive to the loss from continuing operations.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	July 31,	January 31,
	2006	2006
	(in thousands)
Members’ and partners’ equity as below	$741,275	$564,280
Equity of other members and partners	539,466	409,035

Company’s investment in partnerships	201,809	155,245
Advances to and on behalf of other affiliates (1)	211,846	206,697

Total Investments in and Advances to Affiliates	$413,655	$361,942

(1)	As is customary within the real estate industry, the Company invests in certain projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations and one unconsolidated project reported in the Residential Group. The Company consolidates the majority of its investments in these Commercial Group projects. The Company’s partner, Bruce C. Ratner, is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. At July 31, 2006 and January 31, 2006, amounts advanced for projects on behalf of this partner, collateralized solely by each respective partnership interest were $50,937 and $50,230, respectively, of the $211,846 and $206,697 presented above for “Advances to and on behalf of other affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable solely from cash flows of each respective property, as well as a deficit restoration obligation provided by the partner. On August 10, 2006, the Company reached an agreement with Bruce C. Ratner to restructure their existing business relationship (See Footnote K – Subsequent Event) and if the transaction closes as currently contemplated, a substantial portion of these advances will be satisfied.
Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	July 31,	January 31,
	2006	2006
	(in thousands)
Balance Sheet:
Completed rental properties	$2,094,505	$1,946,922
Projects under development	1,137,348	854,316
Land held for development or sale	204,029	181,315
Accumulated depreciation	(555,910)	(529,501)
Restricted cash	579,821	317,850
Other assets	478,256	469,676

Total Assets	$3,938,049	$3,240,578

Mortgage debt, nonrecourse	$2,603,527	$2,145,146
Other liabilities	593,247	531,152
Members’ and partners’ equity	741,275	564,280

Total Liabilities and Members’/Partners’ Equity	$3,938,049	$3,240,578

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Investments in and Advances to Affiliates (continued)

		(Combined 100%)
	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operations:
Revenues	$166,524	$157,765	$334,212	$329,255
Operating expenses	(110,211)	(96,667)	(233,635)	(203,260)
Interest expense	(33,820)	(39,602)	(66,325)	(65,926)
Provision for decline in real estate	(1,000)	—	(1,000)	(704)
Depreciation and amortization	(23,811)	(18,391)	(61,286)	(58,255)
Interest income	3,679	4,463	6,727	6,950
Gain on disposition of rental properties (2)	15,325	—	15,325	81,708

Net earnings (loss) (pre-tax) (3)	$16,686	$7,568	$(5,982)	$89,768

Company’s portion of net earnings (pre-tax)	$6,310	$9,880	$6,689	$29,916

(2)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

		Three Months Ended July 31,		Six Months Ended July 31,
		2006	2005	2006	2005
Midtown Plaza (Specialty Retail Center)	(Parma, Ohio)	$15,325	$—	$15,325	$—
Showcase (Specialty Retail Center)	(Las Vegas, Nevada)	—	—	—	71,005
Colony Place (Apartments)	(Fort Myers, Florida)	—	—	—	10,703

Total gain on disposition of equity method rental properties		$15,325	$—	$15,325	$81,708

Company’s portion of gain on disposition of equity method rental properties		$7,662	$—	$7,662	$18,497

(3)	Included in the amounts above are the following amounts for the three and six months ended July 31, 2006 and 2005 related to the Company’s investment in an entity that is reported in the Nets segment. This entity primarily reports on the operations of the New Jersey Nets basketball team, a franchise of the National Basketball Association, in which the Company has been an equity method investor since August 16, 2004. Summarized financial information for this equity method investment is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Operations:
Revenues	$19,470	$13,869	$60,147	$51,435
Operating expenses	(21,692)	(16,209)	(65,230)	(50,084)
Interest expense	(3,420)	(2,954)	(6,233)	(4,966)
Depreciation and amortization	(3,967)	(3,374)	(24,595)	(24,224)
Interest income	194	262	355	521

Net loss (pre-tax)	$(9,415)	$(8,406)	$(35,556)	$(27,318)

Company’s portion of net loss (pre-tax)	$(3,087)	$(3,076)	$(10,969)	$(10,518)

J. Segment Information
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

			July 31,	January 31,	Three Months Ended July 31,		Six Months Ended July 31,
			2006	2006	2006	2005	2006	2005
			Identifiable Assets		Expenditures for Additions to Real Estate
Commercial Group			$5,564,781	$5,357,159	$119,618	$206,026	$285,493	$373,320
Residential Group			2,011,010	2,161,902	31,268	75,210	69,689	133,901
Land Development Group			299,301	229,914	2,090	10,533	6,327	18,333
The Nets			8,015	19,236	—	—	—	—
Corporate Activities			124,496	222,130	63	285	131	1,514

			$8,007,603	$7,990,341	$153,039	$292,054	$361,640	$527,068

	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005	2006	2005	2006	2005
	Revenues from Real Estate Operations				Operating Expenses
Commercial Group	$176,935	$172,100	$352,285	$339,869	$89,850	$83,983	$177,229	$162,045
Commercial Group Land Sales	4,207	35,194	25,196	65,430	3,297	25,675	14,650	41,086
Residential Group	63,039	51,927	122,361	101,533	42,841	35,110	80,656	67,405
Land Development Group	22,094	23,820	42,910	59,474	12,521	13,744	25,520	34,699
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	—	—	—	—	10,488	7,584	18,277	16,757

	$266,275	$283,041	$542,752	$566,306	$158,997	$166,096	$316,332	$321,992

	Interest and Other Income				Interest Expense

Commercial Group	$2,374	$853	$3,259	$2,119	$44,726	$41,571	$88,097	$82,305
Residential Group	1,424	699	11,356	1,589	14,813	11,296	28,081	22,559
Land Development Group	4,066	4,615	7,612	8,817	2,643	1,848	4,472	4,135
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	127	453	654	972	12,607	11,278	22,780	21,586

	$7,991	$6,620	$22,881	$13,497	$74,789	$65,993	$143,430	$130,585

	Depreciation and Amortization Expense

Commercial Group	$30,390	$28,861	$59,496	$59,294
Residential Group	12,780	10,624	25,513	20,282
Land Development Group	60	78	105	137
The Nets	—	—	—	—
Corporate Activities	334	262	673	518

	$43,564	$39,825	$85,787	$80,231

					Earnings Before Depreciation,
	Earnings (Loss) Before Income Taxes (EBIT)(1)				Amortization & Deferred Taxes (EBDT)

Commercial Group	$15,984	$30,717	$40,593	$63,284	$45,188	$53,431	$93,785	$107,541
Gain on disposition of equity method properties	7,662	—	7,662	13,145	—	—	—	—
Provision for decline in real estate	(1,923)	—	(1,923)	(1,500)	—	—	—	—
Provision for decline in real estate recorded on equity method	(400)	—	(400)	(704)	—	—	—	—
Residential Group	(12,290)	(3,052)	(6,963)	(4,343)	13,877	15,709	37,692	31,476
Gain on disposition of equity method property	—	—	—	5,352	—	—	—	—
Provision for decline in real estate	—	(1,120)	—	(1,120)	—	—	—	—
Land Development Group	17,102	19,138	33,422	43,243	10,581	9,988	17,431	24,699
The Nets	(4,041)	(4,620)	(12,742)	(13,216)	(2,201)	(2,912)	(7,576)	(8,108)
Corporate Activities	(23,302)	(18,671)	(41,076)	(37,889)	(10,780)	(11,289)	(21,328)	(23,019)
Gain on disposition of other investments	—	—	—	606	—	—	—	—

	$(1,208)	$22,392	$18,573	$66,858	$56,665	$64,927	$120,004	$132,589

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J . Segment Information (continued)
Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to Net Earnings by Segment:

			Land
	Commercial	Residential	Development		Corporate
	Group	Group	Group	The Nets	Activities	Total

Three Months Ended July 31, 2006
EBDT	$45,188	$13,877	$10,581	$(2,201)	$(10,780)	$56,665
Depreciation and amortization — Real Estate Groups	(30,336)	(22,484)	(43)	—	—	(52,863)
Amortization of mortgage procurement costs — Real Estate Groups	(1,751)	(648)	—	—	—	(2,399)
Deferred taxes — Real Estate Groups	(4,927)	2,098	(784)	—	383	(3,230)
Straight-line rent adjustment	2,183	8	—	—	—	2,191
Provision for decline in real estate, net of tax and minority interest	(1,180)	—	—	—	—	(1,180)
Gain on disposition recorded on equity method, net of tax	4,700	—	—	—	—	4,700
Provision for decline in real estate recorded on equity method, net of tax	(245)	—	—	—	—	(245)
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization — Real Estate Groups	(1,480)	(42)	—	—	—	(1,522)
Amortization of mortgage procurement costs — Real Estate Groups	(46)	(1)	—	—	—	(47)
Deferred taxes — Real Estate Groups	(318)	(127)	—	—	—	(445)
Straight-line rent adjustment	(291)	—	—	—	—	(291)
Gain on disposition of rental properties	1,652	4,506	—	—	—	6,158

Net earnings (loss)	$13,149	$(2,813)	$9,754	$(2,201)	$(10,397)	$7,492

Three Months Ended July 31, 2005
EBDT	$53,431	$15,709	$9,988	$(2,912)	$(11,289)	$64,927
Depreciation and amortization — Real Estate Groups	(28,811)	(12,988)	(54)	—	—	(41,853)
Amortization of mortgage procurement costs — Real Estate Groups	(1,726)	(667)	—	—	—	(2,393)
Deferred taxes — Real Estate Groups	1,857	1,174	1,723	—	(1,154)	3,600
Straight-line rent adjustment	2,563	(9)	—	—	—	2,554
Gain on disposition of other investments, net of tax	—	—	—	—	6	6
Provision for decline in real estate, net of tax and minority interest	(13)	(659)	—	—	—	(672)
Gain on disposition recorded on equity method, net of tax	119	49	—	—	—	168
Provision for decline in real estate recorded on equity method, net of tax	(7)	—	—	—	—	(7)
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization — Real Estate Groups	(3,030)	(1,082)	—	—	—	(4,112)
Amortization of mortgage procurement costs — Real Estate Groups	(475)	(34)	—	—	—	(509)
Deferred taxes — Real Estate Groups	(964)	(14)	—	—	—	(978)
Straight-line rent adjustment	(567)	—	—	—	—	(567)

Net earnings (loss)	$22,377	$1,479	$11,657	$(2,912)	$(12,437)	$20,164

Six Months Ended July 31, 2006
EBDT	$93,785	$37,692	$17,431	$(7,576)	$(21,328)	$120,004
Depreciation and amortization — Real Estate Groups	(59,844)	(38,366)	(74)	—	—	(98,284)
Amortization of mortgage procurement costs — Real Estate Groups	(3,717)	(1,534)	—	—	—	(5,251)
Deferred taxes — Real Estate Groups	(11,509)	(997)	2,069	—	(94)	(10,531)
Straight-line rent adjustment	3,700	19	(1)	—	—	3,718
Provision for decline in real estate, net of tax and minority interest	(1,180)	—	—	—	—	(1,180)
Gain on disposition recorded on equity method, net of tax	4,700	—	—	—	—	4,700
Provision for decline in real estate recorded on equity method, net of tax	(245)	—	—	—	—	(245)
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization — Real Estate Groups	(3,159)	(142)	—	—	—	(3,301)
Amortization of mortgage procurement costs — Real Estate Groups	(100)	(4)	—	—	—	(104)
Deferred taxes — Real Estate Groups	(318)	(132)	—	—	—	(450)
Straight-line rent adjustment	(687)	—	—	—	—	(687)
Gain on disposition of rental properties	47,855	4,506	—	—	—	52,361

Net earnings (loss)	$69,281	$1,042	$19,425	$(7,576)	$(21,422)	$60,750

Six Months Ended July 31, 2005
EBDT	$107,541	$31,476	$24,699	$(8,108)	$(23,019)	$132,589
Depreciation and amortization — Real Estate Groups	(59,238)	(25,001)	(105)	—	—	(84,344)
Amortization of mortgage procurement costs — Real Estate Groups	(3,336)	(1,276)	—	—	—	(4,612)
Deferred taxes — Real Estate Groups	(3,611)	(707)	960	—	(1,820)	(5,178)
Straight-line rent adjustment	6,131	(14)	—	—	—	6,117
Gain on disposition of other investments, net of tax	—	—	—	—	372	372
Provision for decline in real estate, net of tax and minority interest	(920)	(659)	—	—	—	(1,579)
Gain on disposition recorded on equity method, net of tax	8,064	3,285	—	—	—	11,349
Provision for decline in real estate recorded on equity method, net of tax	(432)	—	—	—	—	(432)
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization — Real Estate Groups	(5,751)	(2,142)	—	—	—	(7,893)
Amortization of mortgage procurement costs — Real Estate Groups	(950)	(71)	—	—	—	(1,021)
Deferred taxes — Real Estate Groups	(1,824)	(30)	—	—	—	(1,854)
Straight-line rent adjustment	(1,134)	—	—	—	—	(1,134)

Net earnings (loss)	$44,540	$4,861	$25,554	$(8,108)	$(24,467)	$42,380

(1)	See Consolidated Statements of Earnings on page 3 for reconciliation of EBIT to net earnings.

(2)	See Note C — Discontinued Operations starting on page 16 for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Subsequent Event
On August 10, 2006, the Company entered into an agreement with Bruce C. Ratner (“Mr. Ratner”) to restructure their joint ownership interests in a total of 30 retail, office and residential operating properties and certain service companies located in the greater New York City metropolitan area, the majority of which are and will continue to be consolidated into the financial statements of the Company. Mr. Ratner is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. Forest City Ratner Companies represents the Commercial Group’s New York City operations and one unconsolidated project reported in the Residential Group.
Mr. Ratner and the Company will contribute their interests in these properties and service companies to a jointly-owned, newly-formed limited liability company (the “Joint LLC”) that will be controlled by the Company. If the approval of the National Basketball Association is obtained, Mr. Ratner’s interest in the Nets basketball franchise will be transferred to the Company in a separate transaction.
Upon closing, after full satisfaction of advances associated with the above mentioned 30 operating properties and certain service companies, the Company will pay Mr. Ratner $60,800,000 in cash and issue 3,894,000 Class A Common Units in the Joint LLC. Following a one-year lockup period, each of these units may be exchanged by Mr. Ratner for an equal number of shares of the Company’s Class A common stock or, at the Company’s option, cash equal to the then-current market price of the stock.
For the first five years, Class A Common Units that have not been exchanged by Mr. Ratner will receive their proportionate share of an aggregate annual preferred payment of $2,500,000 plus an amount equal to the dividends payable on the same number of shares of the Company’s stock. After five years, the annual preferred payment on the outstanding Class A Common Units will equal the dividends payable on the Company’s common stock. In addition, the Company will indemnify Mr. Ratner for any tax liability that he may incur as a result of the sale of certain of these properties at any time during the 12-year period following the closing of the transaction.
The Company and Mr. Ratner also have agreed to a method for valuing and possibly restructuring certain properties that currently are being developed. Each of these development projects will remain owned jointly under the existing ownership structure until the individual development project has been completed. When each of these development projects achieve stabilization, as defined, it will be valued, either by negotiation, through arbitration or by obtaining a bona fide third-party offer. Once the value has been determined, the Company may, in its discretion, cause the projects to either be contributed to the Joint LLC in exchange for units, sold to the Joint LLC for cash, sold to a third party, or remain jointly owned by the Company and Mr. Ratner.
Upon closing, Mr. Ratner will become an executive employee of the Company, will continue to be the President and Chief Executive Officer of Forest City Ratner Companies and will remain Chairman of the Nets. In addition, Mr. Ratner will become a member of the Company’s Board of Directors. As is customary with transactions of this nature, the closing of this transaction is subject to obtaining certain consents and estoppels and the satisfaction of certain conditions precedent. If all consents are obtained and the required conditions are satisfied or waived, the Company anticipates the transaction will close by January 31, 2007.

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
We have approximately $8.0 billion of assets in 25 states and the District of Columbia at July 31, 2006. Our core markets include New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and California. We have offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters are in Cleveland, Ohio.
Overview
Significant milestones occurring during the second quarter of 2006 included:
•	Announcing leases for more than 75% of our 732,000 square feet of space at the New York Times office building in Manhattan, New York and, in the third quarter, we completed the acquisition of ING Real Estate’s interest in the New York Times;

•	Reached several milestones at our 9,000-acre Mesa del Sol master-planned, mixed-use community, including: purchasing 3,000 acres of land to begin full-scale development of the project; announcing that a Hollywood studio will build a 50-acre film production campus at Mesa del Sol; and nearing completion of an 88,000-square-foot research, development and manufacturing facility for Mesa del Sol’s first tenant — solar technology company Advent Solar Inc.;

•	Closing $218.7 million in mortgage financing transactions at attractive interest rates; and

•	Taking advantage of market conditions and relatively high valuations by disposing of two properties: Providence at Palm Harbor, a fully consolidated apartment community located in Tampa, Florida, and Midtown Plaza, a specialty retail center located in Parma, Ohio accounted for under the equity method of accounting.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

Net Earnings — Net earnings for the three months ended July 31, 2006 were $7,492,000 versus $20,164,000 for the three months ended July 31, 2005. Although we have substantial recurring revenue sources from our properties, we are a transactional-based business, which could create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•	$10,000,000 related to the one-time reduction of deferred income taxes which resulted from a favorable change in our effective tax rate due to a change in the rate in the State of Ohio during the three months ended July 31, 2005;
•	Decrease of $7,312,000 ($11,120,000, pre-tax) primarily related to outlot land sales reported in the Commercial Group, which is made up of a decrease of $8,316,000, pre-tax, for our consolidated properties primarily at Simi Valley in California and a decrease of $2,804,000, pre-tax, primarily at Galleria at Sunset in Henderson, Nevada, an equity method property;

•	$3,908,000 ($6,370,000, pre-tax) related to the fair market value adjustments of certain of our 10-year forward swaps which were marked to market through earnings during the three months ended July 31, 2006 as a result of the derivatives not qualifying for hedge accounting (See the Interest Rate Exposure section);

•	Decrease of $2,397,000 ($3,905,000, pre-tax) related to our development fee revenue at Twelve MetroTech Center in Brooklyn, New York that did not recur;

•	Decrease of $1,903,000 ($2,264,000, pre-tax) related to earnings reported in the Land Development Group primarily due to a decrease in land sales at Thornbury in Solon, Ohio and Suncoast Lakes in Pasco County, Florida, partially offset by an increase in land sales at Stapleton in Denver, Colorado; and

•	Decrease of $759,000 ($1,004,000, pre-tax) related to the expensing of stock options upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”), on February 1, 2006.
These decreases were partially offset by the following increases, net of tax and minority interest:
•	$4,700,000 ($7,662,000, pre-tax) related to the 2006 gain on disposition of one equity method Commercial property, Midtown Plaza, a specialty retail center located in Parma, Ohio;

•	$6,158,000 ($10,035,000, pre-tax) primarily related to the 2006 gain on disposition of Providence at Palm Harbor, a consolidated apartment community located in Tampa, Florida; and

•	$1,856,000 ($3,025,000, pre-tax) related to the prior year write-off of a portion of our enterprise resource planning project that did not recur.
Net earnings for the six months ended July 31, 2006 were $60,750,000 versus $42,380,000 for the six months ended July 31, 2005. This variance to the prior year is primarily attributable to the following increases, which are net of tax and minority interest:
•	$52,361,000 ($85,333,000, pre tax) related to the 2006 gains on disposition of three consolidated properties, Providence at Palm Harbor, Hilton Times Square, a 444-room hotel located in Manhattan, New York, and G Street, a specialty retail center located in Philadelphia, Pennsylvania;

•	$5,520,000 ($8,838,000, pre-tax) related to income recognition on the sale of State of Rhode Island Historical Preservation Tax Credits for Ashton Mill, an apartment community located in Cumberland, Rhode Island;

•	$4,700,000 ($7,662,000, pre-tax) related to the 2006 gain on disposition of one equity method Commercial property, Midtown Plaza; and

•	$1,856,000 ($3,025,000, pre-tax) related to the prior year write-off of a portion of our enterprise resource planning project that did not recur.

These increases were partially offset by the following decreases, net of tax and minority interest:
•	Decrease of $12,039,000 ($19,085,000, pre-tax) related to decreases in Commercial Group sales of land, outlots, and development projects. These decreases are made up of $7,008,000, pre-tax, related to a 2005 land sale at Twelve MetroTech Center, $4,886,000, pre-tax, in outlot land sales for our consolidated properties primarily at Simi Valley, $4,387,000, pre-tax, related to 2005 sales of development projects primarily in Las Vegas, Nevada and $2,804,000, pre-tax, in outlot land sales primarily at Galleria at Sunset, an equity method property;

•	$11,349,000 ($18,497,000, pre-tax) related to the 2005 gains on disposition of two equity method properties, Showcase, a specialty retail center located in Las Vegas, Nevada and Colony Place, an apartment community located in Fort Myers, Florida;
•	$10,000,000 related to the one-time reduction of deferred income taxes which resulted from a favorable change in our effective tax rate due to a change in the rate in the State of Ohio during the six months ended July 31, 2005;

•	Decrease of $6,129,000 ($9,118,000, pre-tax) related to earnings reported in the Land Development Group primarily due to a decrease in land sales at Stapleton, Thornbury, and Suncoast Lakes partially offset by an increase in land sales at Tangerine Crossing in Tucson, Arizona;

•	$3,908,000 ($6,370,000, pre-tax) related to the fair market value adjustments of certain of our 10-year forward swaps which were marked to market through earnings during the six months ended July 31, 2006 as a result of the derivatives not qualifying for hedge accounting;

•	Decrease of $2,284,000 ($3,722,000, pre-tax) related to our development fee revenue at Twelve MetroTech Center that did not recur; and

•	Decrease of $1,954,000 ($2,729,000, pre-tax) related to the expensing of stock options upon our adoption of SFAS No. 123(R) on February 1, 2006.
During the three month period ended July 31, 2006, we reported the prior period impact of adjustments primarily related to cumulative differences in earnings (loss) recognition on four of our joint ventures in which one or more partners had preferred return provisions on and of their equity over the other partners. Of the four joint ventures, one was a consolidated entity and the other three are unconsolidated entities accounted for on the equity method of accounting. The consolidated entity was disposed of in the three month period ended April 30, 2006 and the difference related to the gain allocation amongst its partners upon disposition. This adjustment is included in discontinued operations for the three month period ended July 31, 2006. The differences in the cumulative loss recognition on the three unconsolidated joint ventures, which resulted from not allocating earnings/losses among all partners using the hypothetical liquidation at book value method, accumulated over many years and are reflected as a reduction of equity in earnings of unconsolidated investments for the three month period ended July 31, 2006.
The impact of the adjustments discussed above is a reduction of net earnings of $1,400,000 and $2,900,000 and earnings from continuing operations of $3,100,000 and $2,900,000 for the three and six months ended July 31, 2006, respectively. Management has assessed the impact of adjustments, both individually and in the aggregate, and does not believe these amounts are material to any previously issued financial statements or to our expected full year results of operations for the year ended January 31, 2007.

Summary of Segment Operating Results - The following tables present a summary of revenues from real estate operations, interest and other income, equity in earnings (loss) of unconsolidated entities, operating expenses and interest expense incurred by each segment for the three and six months ended July 31, 2006 and 2005, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended July 31,			Six Months Ended July 31,
	2006	2005	Variance	2006	2005	Variance
	(in thousands)			(in thousands)
Revenues from Real Estate Operations
Commercial Group	$176,935	$172,100	$4,835	$352,285	$339,869	$12,416
Commercial Group Land Sales	4,207	35,194	(30,987)	25,196	65,430	(40,234)
Residential Group	63,039	51,927	11,112	122,361	101,533	20,828
Land Development Group	22,094	23,820	(1,726)	42,910	59,474	(16,564)
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	—	—	—	—

Total Revenues from Real Estate Operations	$266,275	$283,041	$(16,766)	$542,752	$566,306	$(23,554)

Interest and Other Income
Commercial Group	$2,374	$853	$1,521	$3,259	$2,119	$1,140
Residential Group	1,424	699	725	11,356	1,589	9,767
Land Development Group	4,066	4,615	(549)	7,612	8,817	(1,205)
The Nets	—	—	—	—	—	—
Corporate Activities	127	453	(326)	654	972	(318)

Total Interest and Other Income	$7,991	$6,620	$1,371	$22,881	$13,497	$9,384

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$2,240	$6,452	$(4,212)	$3,758	$6,958	$(3,200)
Gain on sale of Midtown	7,662	—	7,662	7,662	—	7,662
Gain on sale of Showcase	—	—	—	—	13,145	(13,145)
Residential Group	(5,815)	1,541	(7,356)	(5,176)	3,552	(8,728)
Gain on sale of Colony Place	—	—	—	—	5,352	(5,352)
Land Development Group	6,264	6,507	(243)	13,187	14,125	(938)
The Nets	(4,041)	(4,620)	579	(12,742)	(13,216)	474
Corporate Activities	—	—	—	—	—	—

Total Equity in Earnings (Loss) of Unconsolidated Entities	$6,310	$9,880	$(3,570)	$6,689	$29,916	$(23,227)

Operating Expenses
Commercial Group	$89,850	$83,983	$5,867	$177,229	$162,045	$15,184
Cost of Commercial Group Land Sales	3,297	25,675	(22,378)	14,650	41,086	(26,436)
Residential Group	42,841	35,110	7,731	80,656	67,405	13,251
Land Development Group	12,521	13,744	(1,223)	25,520	34,699	(9,179)
The Nets	—	—	—	—	—	—
Corporate Activities	10,488	7,584	2,904	18,277	16,757	1,520

Total Operating Expenses	$158,997	$166,096	$(7,099)	$316,332	$321,992	$(5,660)

Interest Expense
Commercial Group	$44,726	$41,571	$3,155	$88,097	$82,305	$5,792
Residential Group	14,813	11,296	3,517	28,081	22,559	5,522
Land Development Group	2,643	1,848	795	4,472	4,135	337
The Nets	—	—	—	—	—	—
Corporate Activities	12,607	11,278	1,329	22,780	21,586	1,194

Total Interest Expense	$74,789	$65,993	$8,796	$143,430	$130,585	$12,845

Commercial Group
Revenues from real estate operations — Revenues from real estate operations for the Commercial Group decreased by $26,152,000, or 12.6%, for the three months ended July 31, 2006 compared to the same period in the prior year. This decrease was primarily the result of:
•	Decrease of $30,987,000 ($30,873,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Bolingbrook in Illinois and Simi Valley in California and Salt Lake City; and

•	Decrease of $6,508,000 ($3,905,000, net of minority interest) related to development fee revenue at Twelve Metrotech Center in Brooklyn, New York, which did not recur.
These decreases were partially offset by the following increases:
•	Increase of $5,877,000 related to new property openings, as noted in the table below;

•	Increase of $2,086,000 related to an increase in occupancy and rents primarily at the following regional malls: Victoria Gardens, Promenade in Temecula and South Bay Galleria, all of which are located in California; and

•	Increase of $566,000 primarily related to the expansion of Short Pump Town Center in Richmond, Virginia, which opened in September 2005.
The balance of the remaining increase in revenues from real estate operations of approximately $2,814,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group decreased by $27,818,000, or 6.9%, for the six months ended July 31, 2006 compared to the same period in the prior year. This decrease was primarily the result of:
•	Decrease of $20,778,000 ($20,805,000, net of minority interest) related to an decrease in commercial outlot land sales primarily at Bolingbrook, Simi Valley and Salt Lake City;

•	Decrease of $19,456,000 ($15,565,000, net of minority interest) related to a 2005 land sale at Twelve Metrotech Center, which did not recur;

•	Decrease of $6,204,000 ($3,722,000, net of minority interest) related to development fee revenue at Twelve Metrotech Center, which did not recur; and

•	Decrease of $4,387,000 primarily related to the sale of a development project in Las Vegas, Nevada.
These decreases were partially offset by the following increases:
•	Increase of $11,612,000 related to new property openings, as noted in the table below;

•	Increase of $3,343,000 related to an increase in occupancy and rents primarily at the following regional malls: Victoria Gardens, Promenade in Temecula and South Bay Galleria;

•	Increase of $2,264,000 related to two significant tenants’ lease cancellations at M.K. Ferguson Plaza in Cleveland, Ohio and Quebec Square in Denver, Colorado;

•	Increase of $1,356,000 primarily related to the expansion of Short Pump Town Center; and

•	Increase of $775,000 primarily related to increases in occupancy and rates in our hotel portfolio.
The balance of the remaining increase in revenues from real estate operations of approximately $3,657,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses decreased $16,511,000, or 15.1%, for the three months ended July 31, 2006 compared to the same period in the prior year. This decrease was primarily the result of:
•	Decrease of $22,378,000 ($22,557,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Bolingbrook, Simi Valley and Salt Lake City; and

•	Decrease of $1,079,000 in write-offs of abandoned development projects.
These decreases were partially offset by the following increases:
•	Increase of $1,894,000 related to new property openings, as noted in the table below;

•	Increase of $1,462,000 related to an increase in occupancy primarily at the following regional malls: Victoria Gardens, Promenade in Temecula and South Bay Galleria.

•	Increase of $1,405,000 related to increase in cash participation payments under the ground leases with the City of New York at 42nd Street and One Pierrepont Plaza, located in Brooklyn, New York; and

•	Increase of $458,000 related to tenant write-offs of unamortized lease procurement costs at 42nd Street, a specialty retail center located in Manhattan, New York;
The balance of the remaining increase in operating expenses of approximately $1,727 ,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses decreased $11,252,000, or 5.5%, for the six months ended July 31, 2006 compared to the same period in the prior year. This decrease was primarily the result of:
•	Decrease of $15,740,000 ($15,919,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Bolingbrook, Simi Valley and Salt Lake City;

•	Decrease of $10,696,000 ($8,557,000, net of minority interest) related to a land sale at Twelve MetroTech Center, which did not recur; and

•	Decrease of $2,030,000 in write-offs of abandoned development projects.
These decreases were partially offset by the following increases:
•	Increase of $4,166,000 related to new property openings, as noted in the table below;

•	Increase of $1,626,000 related to increase in cash participation payments under the ground leases with the City of New York at 42nd Street and One Pierrepont Plaza;

•	Increase of $1,310,000 related to an increase in occupancy primarily at the following regional malls: Victoria Gardens, Promenade in Temecula, and South Bay Galleria;

•	Increase of $466,000 related to the expensing of stock options as a result of the adoption of SFAS No. 123(R) on February 1, 2006; and

•	Increase of $458,000 related to tenant write-offs of unamortized lease procurement costs at 42nd Street.
The balance of the remaining increase in operating expenses of approximately $9,188,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $3,155,000, or 7.6%, for the three months ended July 31, 2006 compared to the same period in the prior year. Interest expense for the Commercial Group increased by $5,792,000, or 7.0% during the six months ended July 31, 2006. The increase is primarily attributable to openings of the properties listed in the table below and the fair value adjustment of 10-year forward swaps marked to market through earnings that occurred during the three months ended July 31, 2006 that did not qualify for hedge accounting (see the Interest Rate Exposure section of the MD&A).
The following table presents the increases/(decreases) in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the three and six months ended July 31, 2006 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Six Months Ended
				July 31, 2006
				Revenue		Revenue
				from Real		from Real
		Quarter/Year	Square	Estate	Operating	Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses	Operations	Expenses

Retail Centers:
Simi Valley Town Center	Simi Valley, California	Q3-2005	660,000	$4,339	$1,690	$8,340	$3,353
Northfield at Stapleton Phases I and II	Denver, Colorado	Q4-2005/Q1-2006	486,000	958	459	1,258	679

Office Buildings:
Ballston Common Office Center	Arlington, Virginia	Q2-2005 (1)	176,000	462	(255)	1,866	134
Resurrection Health Care	Skokie, Illinois	Q1-2006 (1)	40,000	118	—	148	—

Total				$5,877	$1,894	$11,612	$4,166

(1)	Acquired property.

Residential Group
Revenues from real estate operations - Revenues from real estate operations for the Residential Group increased by $11,112,000, or 21.4%, during the three months ended July 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $3,987,000 related to new property openings, as noted in the table below;

•	Increase of $2,258,000 related to an increase in rents and occupancy primarily at the following properties: Mount Vernon Square in Alexandria, Virginia, Grand in North Bethesda, Maryland, Sterling Glen of Ryebrook in Ryebrook, New York, Sterling Glen of Stamford in Stamford, Connecticut, Pavilion in Chicago, Illinois, Lofts at 1835 Arch in Philadelphia, Pennsylvania, Sterling Glen of Center City in Philadelphia, Pennsylvania, Sterling Glen of Bayshore in Bayshore, New York, Metropolitan in Los Angeles, California, and Lenox Club in Arlington, Virginia;

•	Increase of $2,124,000 related to fees earned from the management and development of U.S. Navy family housing at Hawaii’s Pearl Harbor and in Midwest Chicago; and

•	Increase of approximately $2,100,000 related to a land sale at Bridgewater .
The balance of the remaining increase of approximately $643,000 was generally due to fluctuations in other mature properties.
Revenues from real estate operations for the Residential Group increased by $20,828,000, or 20.5%, during the six months ended July 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $6,702,000 related to new property openings, as noted in the table below;

•	Increase of $4,675,000 related to an increase in rents and occupancies primarily at the following properties: Mount Vernon Square, Grand, Sterling Glen of Ryebrook, Sterling Glen of Stamford, Sterling Glen of Bayshore, Lofts at 1835 Arch, Sterling Glen of Center City, Pavilion, Lenox Club, and Metropolitan;

•	Increase of $4,425,000 related to fees earned from the management and development of U.S. Navy family housing at Hawaii’s Pearl Harbor and in Midwest Chicago; and

•	Increase of approximately $2,100,000 related to a land sale at Bridgewater.
The balance of the remaining increase of approximately $2,926,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses for the Residential Group increased by $7,731,000, or 22.0% during the three months ended July 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $3,974,000 related to new property openings, as noted in the table below; and

•	Increase of approximately $2,000,000 primarily related to a land sale at Bridgewater.
The balance of the remaining increase of approximately $1,757,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $13,251,000, or 19.7% during the six months ended July 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $7,289,000 related to new property openings, as noted in the table below;

•	Increase of approximately $2,000,000 primary related to a land sale at Bridgewater; and

•	Increase of $669,000 related to management expenditures associated with military housing fee income.
The balance of the remaining increase of approximately $3,293,000 was generally due to fluctuations in mature properties.

Interest expense for the Residential Group increased by $3,517,000, or 31.1%, during the three months ended July 31, 2006 compared to the same period in the prior year and by $5,522,000, or 24.5%, during the six months ended July 31, 2006 compared to the same period in the prior year. This increase is primarily attributable to openings of properties in the table below.
The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the three and six months ended July 31, 2006 compared to the same periods in the prior year (dollars in thousands):

				Three Months Ended		Six Months Ended
				July 31, 2006
				Revenue from		Revenue from
		Quarter/Year	Number	Real Estate	Operating	Real Estate	Operating
Property	Location	Opened	of Units	Operations	Expenses	Operations	Expenses

1251 S. Michigan	Chicago, Illinois	Q1-2006	91	$39	$182	$41	$226
Sky55	Chicago, Illinois	Q1-2006	411	241	1,338	266	1,935
Sterling Glen of Lynbrook	Lynbrook, New York	Q4-2005	100	1,239	920	2,228	1,774
100 Landsdowne Street	Cambridge, Massachusetts	Q3-2005	203	956	657	1,522	1,335
Ashton Mill	Cumberland, Rhode Island	Q3-2005	193	464	306	795	657
Metro 417	Los Angeles, California	Q2-2005	277	793	433	1,352	1,042
23 Sidney Street	Cambridge, MA	Q1-2005	51	255	138	498	320

Total				$3,987	$3,974	$6,702	$7,289

Land Development Group
Revenues from real estate operations — Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. Interest income for the Land Development Group is discussed beginning on page 39. Revenues from real estate operations for the Land Development Group decreased by $1,726,000 for the three months ended July 31, 2006 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $3,482,000 in land sales at Thornbury, in Solon, Ohio;

•	Decrease of $2,199,000 in land sales at Suncoast Lakes in Pasco County, Florida; and

•	Decrease of $3,314,000 in land sales primarily at three major land development projects, Waterbury in North Ridgeville, Ohio, LaDue Reserve in Mantua, Ohio, and Barberton in Barberton, Ohio, combined with several other sales decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $5,172,000 in land sales at Stapleton in Denver, Colorado; and

•	Increase of $2,097,000 in land sales primarily at three major land development projects, Wheatfield in Wheatfield, New York, Chestnut Plaza in Elyria, Ohio, and Creekstone in Copley, Ohio, combined with several other sales increases at various land development projects.
Revenues from real estate operations for the Land Development Group decreased by $16,564,000 for the six months ended July 31, 2006 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $8,027,000 in land sales at Stapleton;

•	Decrease of $7,144,000 in land sales at Suncoast Lakes;

•	Decrease of $5,064,000 in land sales at Thornbury;

•	Decrease of $2,637,000 in land sales at Waterbury; and

•	Decrease of $1,588,000 in land sales primarily at two major land development projects, LaDue Reserve and Barberton, combined with several other sales decreases at various land development projects.

These decreases were partially offset by the following increases:
•	Increase of $4,181,000 in land sales at Tangerine Crossing in Tucson, Arizona; and

•	Increase of $3,715,000 in land sales primarily at three major land development projects, Mill Creek in York County, South Carolina, Creekstone, and Wheatfield, combined with several other sales increases at various land development projects.
Operating and Interest Expenses — Operating expenses decreased by $1,223,000 for the three months ended July 31, 2006 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $1,378,000 at Suncoast Lakes primarily related to decreased land sales; and

•	Decrease of $3,701,000 primarily at four major land development projects, Thornbury, Waterbury, Barberton and LaDue Reserve combined with several other expense decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $2,390,000 at Stapleton primarily related to increased land sales; and

•	Increase of $1,466,000 primarily at three major land development projects, Wheatfield, Mill Creek and Creekstone combined with several other expense increases at various land development projects.
Operating expenses decreased by $9,179,000 for the six months ended July 31, 2006 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $4,660,000 at Suncoast Lakes primarily related to decreased land sales;

•	Decrease of $3,659,000 at Stapleton primarily related to decreased land sales;

•	Decrease of $2,448,000 at Waterbury primarily related to decreased land sales; and

•	Decrease of $3,252,000 primarily at three major land development projects, Thornbury, Barberton and LaDue Reserve combined with several other expense decreases at various land development projects.
These decreases were partially offset by the following increase:
•	Increase of $4,840,000 primarily at four major land development projects, Tangerine Crossing, Wheatfield, Mill Creek and Creekstone combined with several other expense increases at various land development projects.
Interest expense decreased by $795,000 and $337,000, respectively, for the three and six months ended July 31, 2006 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in the Nets incurred a pre-tax loss of $4,041,000 and $12,742,000 for the three and six months ended July 31, 2006, respectively, representing a decrease of $579,000 and $474,000 compared to the same periods in the prior year.
Included in the loss for the three and six months ended July 31, 2006 is approximately $2,005,000 and $8,858,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team and our share of insurance premiums purchased on policies related to the standard indemnification required by the NBA. As certain intangibles are amortized only over the playing season, amortization has decreased due to this quarter being primarily off-season. The remainder of the loss substantially relates to the operations of the team. The basketball team’s current year cash losses have been funded by draws on the team’s credit facilities.

Corporate Activities
Operating and Interest Expenses - Operating expenses for Corporate Activities increased by $2,904,000 and $1,520,000 for the three and six months ended July 31, 2006, respectively, compared to the same periods in the prior year.
For the three months ended July 31, 2006, the increase was primarily related to an increase of $1,812,000 in payroll and related costs, an increase of $503,000 of stock option costs related to our implementation of SFAS No. 123 (R), “Share-Based Payment” (“SFAS No. 123 (R)”), an increase of $440,000 of charitable contributions, and an increase of $573,000 of general corporate expenses, partially offset by a decrease of $424,000 related to a non-recurring write-off of a portion of our enterprise resource planning project that occurred during the three months ended July 31, 2005. For the six months ended July 31, 2006, the increase was primarily due to an increase of $1,874,000 of stock option costs related to our implementation of SFAS No. 123 (R), partially offset by decrease of $424,000 related to a non-recurring write-off of a portion of our enterprise resource planning project that occurred during the three months ended July 31, 2005.
Interest expense increased by $1,329,000 and $1,194,000 for the three and six months ended July 31, 2006, respectively, compared to the same periods in prior year primarily related to increased borrowings and rate on the bank revolving credit facility. Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the long-term credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section).
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
During the three and six months ended July 31, 2006, we recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a 354,000 square-foot commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. During the three months ended July 31, 2005, we recorded a provision for decline in real estate of $1,120,000 related to Sterling Glen of Forest Hills, an 84-unit supported living residential community located in Queens, New York. During the three months ended April 30, 2005, we recorded a provision for decline in real estate of $1,500,000 related to the Ritz Carlton, a 206 room commercial hotel located in Cleveland, Ohio. These provisions represent a write down to the estimated fair value, less cost to sell, due to a change in events, such as an offer to purchase, related to the estimated future cash flows.
Depreciation and Amortization
We recorded depreciation and amortization of $43,564,000 and $85,787,000 for the three and six months ended July 31, 2006, respectively. Depreciation and amortization increased $3,739,000 and $5,556,000 for the three and six months ended July 31, 2006 compared to the same periods in the prior year. This increase is primarily attributable to acquisitions and new property openings.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three and six months ended July 31, 2006, we recorded amortization of mortgage procurement costs of $2,511,000 and $5,474,000, respectively. Amortization of mortgage procurement costs decreased $51,000 for the three months ended July 31, 2006 and increased $598,000 for the six months ended July 31, 2006 compared to the same periods in the prior year.

Loss on Early Extinguishment of Debt
For the three and six months ended July 31, 2006, we recorded $-0- and $803,000, respectively, as loss on early extinguishment of debt, which represents the impact of early extinguishment of the construction loan at Simi Valley Town Center, a retail center located in Simi Valley, California, in order to obtain permanent financing. For the three and six months ended July 31, 2005, we recorded $1,553,000 and $3,163,000, respectively, as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of nonrecourse mortgage debt at One MetroTech Center and Ten MetroTech Center, office buildings located in Brooklyn, New York, in order to secure more favorable financing terms.
Interest and Other Income
Interest and other income was $7,991,000 for the three months ended July 31, 2006 compared to $6,620,000 for the three months ended July 31, 2005, representing an increase of $1,371,000. This increase was primarily the result of the following:
–	Commercial Group
•	Increase of $1,341,000 related to interest income earned on cash proceeds from property dispositions placed in escrow for future acquisitions.
–	Land Development Group
•	Increase of $559,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the Denver Urban Renewal Authority (“DURA”) bonds (see “Financing Arrangements” section);

•	Increase of $269,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”) (see “Financing Arrangements” section); and

•	Increase of $200,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds (see “Financing Arrangements” section).
These increases were partially offset by the following decrease:
–	Land Development Group
•	Decrease of $1,195,000 related to interest income earned by Stapleton Land II, LLC on the Residual Interest Tax-Exempt Securities Receipts (“RITES”) and the collateral which were redeemed in July 2005 (see “Financing Arrangements” section).
The balance of the remaining increase in interest and other income of approximately $197,000 was due to other general investing activities.
Interest and other income was $22,881,000 for the six months ended July 31, 2006 compared to $13,497,000 for the six months ended July 31, 2005, representing an increase of $9,384,000. This increase was primarily the result of the following:
–	Commercial Group
•	Increase of $1,341,000 related to interest income earned on sales proceeds placed in escrow for future acquisitions.
–	Land Development Group
•	Increase of $1,213,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the DURA bonds;

•	Increase of $506,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the Senior Subordinate Bonds; and

•	Increase of $402,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 TIF bonds.

–	Residential Group
•	Increase of $8,838,000 related to the income recognition on the sale of State of Rhode Island Historic Preservation Investment Tax Credits for Ashton Mill in Cumberland, Rhode Island.
These increases were partially offset by the following decreases:
–	Land Development Group
•	Decrease of $2,670,000 related to interest income earned by Stapleton Land II, LLC on the RITES and the collateral which were redeemed in July 2005; and

•	Decrease of $708,000 related to interest income earned by Stapleton Land, LLC’s other financing arrangements.
The balance of the remaining increase in interest and other income of approximately $462,000 was due to other general investing activities.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $6,310,000 for the three months ended July 31, 2006 compared to $9,880,000 for the three months ended July 31, 2005, representing a decrease of $3,570,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
–	Commercial Group
•	Decrease of $2,804,000 related to land sales in 2005 primarily at Galleria at Sunset, located in Henderson, Nevada, that did not recur.
–	Land Development Group
•	Decrease of $939,000 related to decreased land sales at Gladden Farms, located in Marana, Arizona, and Canterberry Crossing, located in Parker, Colorado.
These decreases were partially offset by the following increases:
–	Commercial Group
•	Increase of $7,662,000 related to our portion of the gain on disposition of Midtown Plaza, a specialty retail center located in Parma, Ohio, which was recognized during the three months ended July 31, 2006.
–	Land Development Group
•	Increase of $1,712,000 related to increased land sales at Chestnut Commons, located in Elyria, Ohio and Sterling Lakes, located in Pepper Pike, Ohio.
The balance of the remaining decrease of $9,201,000 was due to fluctuations in the operations of equity method investments and the prior period impact of adjustments described on page 31.
Equity in earnings of unconsolidated entities was $6,689,000 for the six months ended July 31, 2006 compared to $29,916,000 for the six months ended July 31, 2005, representing a decrease of $23,227,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
–	Commercial Group
•	Decrease of $13,145,000 related to our portion of the gain on disposition of Showcase, a specialty retail center located in Las Vegas, Nevada, which was recognized during the three months ended April 30, 2005; and
•	Decrease of $2,804,000 related to land sales in 2005 primarily at Galleria at Sunset that did not recur.

–	Residential Group
•	Decrease of $5,352,000 related to our portion of the gain on disposition of Colony Place, an apartment community located in Fort Myers, Florida, which was recognized during the three months ended April 30, 2005.
–	Land Development Group
•	Decrease of $3,018,000 related to decreased sales activity at Central Station, located in Chicago, Illinois; and

•	Decrease of $1,790,000 related to decreased land sales at Gladden Farms.
These decreases were partially offset by the following increases:
–	Commercial Group
•	Increase of $7,662,000 related to our portion of the gain on disposition of Midtown Plaza, which was recognized during the three months ended July 31, 2006.
–	Land Development Group
•	Increase of $6,129,000 related to increased land sales in Mayfield Village, Ohio, Chestnut Commons and Sterling Lakes.
The balance of the remaining decrease of $10,909,000 was due to fluctuations in the operations of equity method investments and the prior period impact of adjustments described on page 31.
Income Taxes
Income tax benefit for the three months ended July 31, 2006 and 2005 was $3,265,000 and $3,086,000, respectively. Included as part of the income tax benefit for the three months ended July 31, 2006 is a reduction in the valuation allowance of approximately $2,700,000 relating to the our state net operating losses due to management’s assessment of our ability to utilize such net operating losses in future periods. Included as part of the income tax benefit for the three months ended July 31, 2005 is the impact of the tax law change in the State of Ohio described below. Income tax expense, net of the previously described tax benefits, for the six months ended July 31, 2006 and 2005 was $4,138,000 and $13,783,000, respectively. At January 31, 2006, we had a net operating loss carryforward for tax purposes of $110,229,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2026, a charitable contribution deduction carryforward of $33,747,000 that will expire in the years ending January 31, 2007 through January 31, 2011, general business credit carryovers of $11,371,000 that will expire in the years ending January 31, 2007 through 2026 and an alternative minimum tax (“AMT”) credit carryforward of $26,867,000 that is available until used to reduce Federal tax to the AMT amount. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
On June 30, 2005 the State of Ohio enacted a tax law change that replaced the Ohio income-based franchise tax and the Ohio personal property tax with a commercial activity tax. As a result of the State of Ohio tax law change there was a decrease in the Company’s effective state tax rate. The impact of the tax rate change of approximately $10,000,000 is reflected as a deferred tax benefit in the Consolidated Statements of Earnings for the three months ended July 31, 2005 and as a reduction of the cumulative deferred tax liability.

Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three and six months ended July 31, 2006 and 2005. We consider assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Summarized financial information for assets, liabilities and minority interest that were held for sale as of July 31, 2006 (Embassy Suites Hotel and Battery Park City Retail) and January 31, 2006 (Hilton Times Square Hotel) were as follows:

	July 31,	January 31,
	2006	2006
	(in thousands)
Assets
Real estate	$148,092	$101,374
Cash and equivalents	6,946	2,854
Restricted cash	3,258	2,808
Notes and accounts receivable, net	6,707	3,154
Other assets	4,990	3,030

Total Assets	$169,993	$113,220

Liabilities
Mortgage debt, nonrecourse	$122,330	$81,133
Notes payable	14,821	15,000
Accounts payable and accrued expenses	22,361	14,421

Total Liabilities	159,512	110,554

Minority interest	9,131	3,843

Total Liabilities and Minority Interest	$168,643	$114,397

The following table lists the consolidated rental properties included in discontinued operations:

				Three Months	Six Months	Three Months	Six Months
		Square Feet/	Quarter/ Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	7/31/2006	7/31/2006	7/31/2005	7/31/2005
Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	Yes	Yes	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	Yes	Yes	Yes	Yes
Hilton Times Square Hotel	Manhattan, New York	444 rooms	Q1-2006	Yes	Yes	Yes	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	—	Yes	Yes	Yes

Residential Group:
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	Yes	Yes	Yes	Yes
Enclave	San Jose, California	637 units	Q4-2005	—	—	Yes	Yes
Cherrywood Village	Denver, Colorado	360 units	Q3-2005	—	—	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q3-2005	—	—	Yes	Yes

The operating results related to discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues	$17,720	$31,014	$36,257	$57,052

Expenses
Operating expenses	11,041	22,416	28,386	42,942
Depreciation and amortization	1,477	3,728	2,986	7,007

	12,518	26,144	31,372	49,949

Interest expense	(1,735)	(5,554)	(4,068)	(10,870)
Amortization of mortgage procurement costs	(80)	(949)	(176)	(1,901)

Interest and other income	160	150	840	242
Gain on disposition of rental properties (see below)	7,342	—	143,726	—

Earnings (loss) before income taxes	10,889	(1,483)	145,207	(5,426)

Income tax expense (benefit)
Current	662	(1,668)	(166)	(3,976)
Deferred	4,322	978	33,451	1,854

	4,984	(690)	33,285	(2,122)

Earnings (loss) before minority interest	5,905	(793)	111,922	(3,304)

Minority interest
Gain on disposition of rental properties	(2,693)	—	58,393	—
Operating earnings from rental properties	683	303	671	62

	(2,010)	303	59,064	62

Net earnings (loss) from discontinued operations	$7,915	$(1,096)	$52,858	$(3,366)

Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of properties, before tax and minority interest, for the three and six months ended July 31, 2006 and 2005:

		Three Months Ended July 31,		Six Months Ended July 31,
		2006	2005	2006	2005
		(in thousands)		(in thousands)
Discontinued Operations:
Hilton Times Square Hotel	Manhattan, New York	$—	$—	$135,945	$—
G Street Retail (Specialty Retail Center)	Philadelphia, Pennsylvania	—	—	439	—
Providence at Palm Harbor (Apartments)	Tampa, Florida	7,342	—	7,342	—

Total		$7,342	$—	$143,726	$—

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of gains on equity method investments disposed of during the three and six months ended July 31, 2006 and 2005, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Three Months Ended July 31,		Six Months Ended July 31,
		2006	2005	2006	2005
		(in thousands)		(in thousands)
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	$7,662	$—	$7,662	$—
Showcase (Specialty Retail Center)	Las Vegas, Nevada	—	—	—	13,145
Colony Place (Apartments)	Fort Myers, Florida	—	—	—	5,352

Total		$7,662	$—	$7,662	$18,497

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
Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules which substantially modify the registration, communications and offering procedures under the Securities Act of 1933. These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are a WKSI as of July 31, 2006. In the meantime, we may still issue securities under our existing shelf registration statement described below.
Bank Revolving Credit Facility
The bank revolving credit facility as amended June 30, 2006 provides, among other things, for 1) borrowings up to $600,000,000; 2) at our election, interest rates of 1.75% over the London Interbank Offered Rate (“LIBOR”) or 1/2% over the prime rate; 3) a maturity date of March 2009; 4) maintenance of debt service coverage ratios and specified levels of net worth (as defined in the credit facility); 5) dividend and stock repurchase limitation of $40,000,000 per annual period; and 6) the ability to use up to $100,000,000 of available borrowings for letters of credit or surety bonds. There were $67,971,000 in letters of credit and $-0- in surety bonds outstanding at July 31, 2006.
As of January 31, 2006 and until June 30, 2006, the bank revolving credit facility provided for borrowings of up to $450,000,000 with a $100,000,000 accordion provision subject to bank approval. The revolving credit facility also provided for interest rates, at our election, of 1.95% over LIBOR or 1/2% over the prime rate and an annual dividend and stock repurchase limitation of $30,000,000. Other terms of the facility were similar to our current arrangement.
The outstanding balance of the revolving credit facility was $139,000,000 and $82,500,000 at July 31, 2006 and January 31, 2006, respectively.

Senior and Subordinated Debt
Senior Notes
Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at July 31, 2006.
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
On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under our shelf registration statement. The proceeds from this offering (net of $8,151,000 of offering costs) were used to redeem all of the outstanding 8.5% senior notes originally due in 2008 at a redemption price equal to 104.25%, or $208,500,000. The remaining proceeds were used to repay the balance outstanding under our previous credit facility and for general working capital purposes. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us, at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in years thereafter. However, if we completed one or more public equity offerings prior to June 1, 2006, up to 35% of the original principal amount of the notes may have been redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 107.625% of the principal amount of the notes. As there were no public equity offerings completed prior to June 1, 2006, we did not redeem the original principal amount of any of the notes.
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
We assessed our transfer of the Bonds to Lehman at inception and determined that it qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140 because we did not maintain control over the Trust and the Bonds were legally isolated from our creditors. At inception, the Retained Interest had no determinable fair value as the cash flows were not practical to estimate because of the uncertain nature of the tax base still under development. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Bonds to Lehman. As a result, the Retained Interest was recorded at zero with all future income to be recorded under the cost recovery method. We separately assessed the obligation to redeem the Bonds from the Trust pursuant to the provisions of SFAS No. 140 and concluded the liability was not material. The original principal outstanding under the securitization structure described above was $145,000,000, which was not recorded on the Consolidated Balance Sheets.
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
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”), which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of Stapleton Land, LLC, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, we contributed additional net collateral of $2,094,000. We consolidated the collateralized borrowing given our obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. As the bonds were redeemed in July 2005, there are no balances reported for the revenue bonds or collateral at July 31, 2006 and January 31, 2006 in the Consolidated Balance Sheets and no amounts are recorded in the Consolidated Statements of Earnings for the three and six months ended July 31, 2006 related to this collateralized borrowing. For the three and six months ended July 31, 2005, we recorded approximately $1,195,000 and $2,670,000, respectively, of interest income and $503,000 and $1,162,000, respectively, of interest expense related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amounts recorded for the three and six months ended July 31, 2005, approximately $1,117,000 and $2,588,000, respectively, is interest income on the RITES and $78,000 and $82,000, respectively, is interest income on the collateral.
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
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000 which is recorded as restricted cash in the Consolidated Balance Sheets. For the three and six months ended July 31, 2006, we recorded $269,000 and $506,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $322,000, respectively, is fee interest income and $105,000 and $184,000, respectively, is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At July 31, 2006, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a forward delivery placement agreement whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. On July 3, 2006, the District elected to withdraw $10,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the forward delivery placement agreement. Stapleton Land, LLC immediately sold the Converted Bonds to Lehman. We determined that the sale of the Converted Bonds to Lehman qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Converted Bonds to Lehman and the Converted Bonds have not been recorded in the Consolidated Balance Sheet.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of approximately $9,961,000 at July 31, 2006 and $7,244,000 at January 31, 2006 is recorded in other assets in the Consolidated Balance Sheets. For the three and six months ended July 31, 2006, we have reported interest income of approximately $1,583,000 and $2,717,000, respectively, related to the Fee in the Consolidated Statements of Earnings. For the three and six months ended July 31, 2005, we reported interest income of approximately $1,024,000 and $1,504,000, respectively, related to the Fee in the Consolidated Statements of Earnings.

Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. The change in the fair value of the TRS is marked to market through earnings. The fair value of the TRS was approximately $600,000 and $1,100,000 at July 31 and January 31, 2006, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.
Notes Payable
Notes payable are primarily nonrecourse to the Company and relate to various financing arrangements for our partnerships.
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
We use taxable and tax-exempt nonrecourse debt for our real estate projects. For those operating projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those real estate project loans which mature within the next 12 months, as well as those real estate projects which are projected to open and achieve stabilized operations during that same time frame. For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years.
We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2006 and 2007. During the six months ended July 31, 2006, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$238,309
Development projects — commitment	37,000
Loan extensions/additional fundings	129,376

$404,685

Interest Rate Exposure
At July 31, 2006, the composition of nonrecourse mortgage debt was as follows:

				Total
		Development		Weighted
	Operating	and Land		Average
	Properties	Projects	Total	Rate
		(dollars in thousands)
Fixed	$3,525,986	$85,877	$3,611,863	6.33%
Variable (1)
Taxable	437,786	250,572	688,358	6.44%
Tax-Exempt	606,464	71,149	677,613	4.84%
Urban Development Action Grant (“UDAG”)	95,414	—	95,414	2.03%

	$4,665,650	$407,598	$5,073,248	6.06%

Commitment from lenders		$619,460

(1)	Taxable variable-rate debt of $688,358 and tax-exempt variable rate debt of $677,613 as of July 31, 2006 is protected with swaps and caps described below.

To mitigate short-term variable-interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps (2)
		Average		Average Base
Period Covered	Amount	Base Rate	Amount	Rate
		(dollars in thousands)
08/01/06-02/01/07 (1)	$835,327	6.01%	$466,448	4.01%
02/01/07-02/01/08	711,330	5.44	350,878	4.72
02/01/08-02/01/09	610,035	5.88	49,690	4.54
02/01/09-02/01/10	73,500	5.00	48,432	4.54

(1)	These LIBOR-based hedges as of August 1, 2006 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2007.

(2)	Excludes the 10-year forward swaps discussed below.
Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps
		Average
Period Covered	Amount	Base Rate
	(dollars in thousands)
08/01/06-02/01/07	$267,006	5.73%
02/01/07-02/01/08	266,558	5.83
02/01/08-02/01/09	176,200	6.03
02/01/09-02/01/10	57,000	6.88
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.06% and has never exceeded 7.90%.
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We currently intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates we recently executed 10-year forward swaps. During 2006, we executed a notional amount of $869,245,000 of 10-year forward swaps at an average rate of 5.73% (which excludes the lender margin on the financing) to protect us against interest rate fluctuations on forecasted financings on fully consolidated properties that are anticipated to occur over the next four years. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swaps attributed to that financing. To the extent effective, the receipt or payment of cash at termination will be recorded in other accumulated comprehensive income and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.
During the quarter ended July 31, 2006, we also executed 10-year forward swaps to hedge the interest rate risk associated with our proportionate share of nonrecourse mortgage debt for two properties accounted for under the equity method of accounting. Under the provisions of SFAS No. 133, we cannot designate these swaps as cash flow hedges as they relate to unconsolidated properties. Therefore, the change in the fair value of these swaps must be marked to market through earnings on a quarterly basis.
For the three and six months ended July 31, 2006, we recorded $6,370,000 of interest expense related to our 10-year forward swaps in our Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.
Due to the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2006, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method) would not increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt at July 31, 2006. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,439,000 at July 31, 2006. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.

From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the BMA rate. Additionally, we and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At July 31, 2006, the aggregate notional amount of TRS in which we and the Joint Ventures have an interest is $304,390,000. The fair value of such contracts is immaterial at July 31, 2006. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable rate mortgage debt.
Cash Flows
Operating Activities
Net cash provided by operating activities was $120,055,000 and $190,610,000 for the six months ended July 31, 2006 and 2005, respectively. The decrease in net cash provided by operating activities in the six months ended July 31, 2006 compared to the six months ended July 31, 2005 of $70,555,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$20,024
Increase in interest and other income received	9,890
Decrease in cash distributions from unconsolidated entities	(4,774)
Decrease in proceeds from land sales — Land Development Group	(24,967)
Decrease in proceeds from land sales — Commercial Group	(23,303)
Increase in land development expenditures	(11,175)
Increase in operating expenditures	(25,636)
Increase in interest paid	(10,614)

Net decrease in cash provided by operating activities	$(70,555)

Investing Activities
Net cash used in investing activities was $454,758,000 and $540,434,000 for the six months ended July 31, 2006 and 2005, respectively. The net cash used in investing activities consisted of the following:

	Six Months Ended July 31,
	2006	2005
	(in thousands)
Capital expenditures*	$(361,640)	$(530,643)

Change in escrows to be used for capital expenditures and other investing activities:
Victoria Gardens, a retail center in Rancho Cucamonga, California	(18,290)	—
Simi Valley Town Center, a retail center in Simi Valley, California	(6,609)	(28,971)
Promenade Bolingbrook, a commercial development project in Bolingbrook, Illinois	—	(9,304)
Atlantic Yards, a commercial development project in Brooklyn, New York	8,726	(12,039)
Mount Vernon Square, an apartment complex in Alexandria, Virginia	(6,288)	—
Future acquisition of partner’s interest in New York Times, an office building in Manhattan, New York	(6,173)	—
Future investment in a supported-living development opportunity in Ardsley, New York	(15,000)	—
Sale proceeds (placed in) released from escrow for future acquisitions:
Hilton Times Square, a hotel in Manhattan, New York	(110,104)	—
Providence at Palm Harbor, an apartment complex in Tampa, Florida	(7,250)	—
Pavilion, an office building in San Jose, California	—	16,114
Other	(1,981)	(1,254)

Subtotal	$(162,969)	$(35,454)

Net proceeds from disposition of rental properties and other investments :
Hilton Times Square, a hotel in Manhattan, New York	$120,400	$—
G Street, a retail center in Philadelphia, Pennsylvania	805	—
Providence at Palm Harbor, an apartment complex in Tampa, Florida	7,250	—
Other	—	187

Subtotal	$128,455	$187

Change in investments in and advances to affiliates — (Investment in) or return of investment:
Dispositions:
Showcase, an unconsolidated retail project in Las Vegas, Nevada	$—	$13,640
Midtown Plaza, an unconsolidated development project in Parma, Ohio	6,944	—
Colony Place, an unconsolidated apartment community in Fort Myers, Florida	—	1,597
Land Development:
Mesa del Sol, an unconsolidated project in Covington, New Mexico	(12,189)	(1,070)
Central Station, an unconsolidated project in Chicago, Illinois	792	2,962
Residential Projects:
Mercury, an unconsolidated condominium development project in Los Angeles, California	(2,914)	(6,269)
Ohana Military Communities, an unconsolidated military housing complex in Honolulu, Hawaii	—	2,939
1100 Wilshire, an unconsolidated condominium development project in Los Angeles, California	(1,268)	8,376
Uptown Apartments, an unconsolidated apartment complex in Oakland, California	(6,904)	—
Cobblestone Court, an unconsolidated apartment complex in Painesville, Ohio	(1,967)	—
New York City Projects:
Sports arena complex and related development projects in Brooklyn, New York	(6,240)	2,472
East River Plaza, an unconsolidated development project in Manhattan, New York	(5,612)	2,027
Unconsolidated land component associated with Ridge Hill, a commercial mixed-use project in Yonkers, New York	—	(8,930)
Commercial Projects:
San Francisco Centre — Emporium, an unconsolidated retail project under construction in San Francisco, California	(1,251)	1,450
Metreon, acquisition of an unconsolidated retail project in San Francisco, California	(20,000)	—
Hispanic Retail Group Coachella, an unconsolidated development retail project in Coachella, California	(1,226)	—
Summit at Lehigh Valley, an unconsolidated development retail project in Bethlehem Township, Pennsylvania	(3,181)	—
Wiregrass Ranch, an unconsolidated development project in Tampa, Florida	(1,048)	—
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(2,540)	6,282

Subtotal	$(58,604)	$25,476

Net cash used in investing activities	$(454,758)	$(540,434)

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$164,370	$232,000
Proceeds from disposition of rental properties including release of investing escrows (see above)	—	16,301
Cash provided by operating activities	120,055	190,610
Portion of cash on hand at the beginning of the year	77,215	91,732

Total Capital Expenditures	$361,640	$530,643

Financing Activities
Net cash provided by financing activities was $234,649,000 and $197,432,000 for the six months ended July 31, 2006 and 2005, respectively. Net cash provided by financing activities reflected the following:

	Six Months Ended July 31,
	2006	2005
	(in thousands)
Borrowings on bank revolving credit facility	$139,000	$—
Payments on bank revolving credit facility	(82,500)	—
Proceeds from nonrecourse mortgage debt	414,496	456,155
Principal payments on nonrecourse mortgage debt	(243,406)	(290,100)
Net decrease in notes payable	(23,372)	(13,199)
(Increase) decrease in restricted cash:
University of Pennsylvania, an office building in Philadelphia, Pennsylvania	—	8,216
Sky55, a residential project in Chicago, Illinois	5,153	29,893
1251 S. Michigan, a residential project in Chicago, Illinois	4,910	—
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	—	15,376
Sterling Glen of Lynbrook, a supported-living community in Lynbrook, New York	(1,338)	5,902
Victoria Gardens, a retail center in Rancho Cucamonga, California	—	2,290
Lenox Park, an apartment complex in Silver Spring, Maryland	3,697	(1,040)
Chase Financial Tower, an office building in Cleveland, Ohio	7,663	—
Stapleton, a mixed-use development project in Denver, Colorado	(2,065)	2,037
Uptown Apartments, a residential project under construction in Oakland, California (prior to change to equity method accounting in April 2006 due to admission of 50% partner)	19,562	—
Sterling Glen of Roslyn, a supported-living community under construction in Roslyn, New York	13,078	9,247
Edgeworth Building, an office building under construction in Richmond, Virginia	(2,250)	—
Other	275	(178)
Increase in book overdrafts, representing checks issued but not yet paid	18,701	14,182
Payment of deferred financing costs	(17,986)	(18,191)
Proceeds from the exercise of stock options	1,575	3,868
Excess income tax benefit from stock option exercises and restricted stock vesting	2,154	—
Payment of dividends	(12,235)	(10,082)
Purchase of treasury stock	(826)	(1,945)
Decrease in minority interest	(9,637)	(14,999)

Net cash provided by financing activities	$234,649	$197,432

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
DIVIDENDS
We pay quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.06 per share on both Class A and Class B common stock was declared on March 23, 2006 and was paid on June 15, 2006 to shareholders of record at the close of business on June 1, 2006. The second quarterly cash dividend of $.07 per share (representing a 17% increase over the first quarter’s dividend) on both Class A and Class B common stock was declared on June 15, 2006 and will be paid on September 15, 2006 to shareholders of record at the close of business on September 1, 2006. The third quarterly dividend is expected to be declared at the quarterly Board Meeting on September 27, 2006.

NEW ACCOUNTING STANDARDS
On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN No. 48 will have on our consolidated financial statements.
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our consolidated financial statements.
VARIABLE INTEREST ENTITIES
As of July 31, 2006, we determined that we are the primary beneficiary of 31 VIEs representing 18 properties (19 VIEs representing 8 properties in Residential Group, 11 VIEs representing 9 properties in Commercial Group, and 1 VIE/property in Land Development Group). As of July 31, 2006, we held variable interests in 44 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $96,000,000 at July 31, 2006, which is recorded as investments in and advances to affiliates. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities and land development.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which we are the primary beneficiary are as follows as of July 31 and January 31, 2006:

	July 31, 2006	January 31, 2006
	(in thousands)
Total assets	$958,000	$940,000
Nonrecourse mortgage debt	868,000	839,000
Total liabilities (including nonrecourse mortgage debt)	920,000	900,000
Minority interest	38,000	40,000
In addition to the VIEs described above, we have has also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Senior and Subordinated Debt) as of July 31, 2006.

SUBSEQUENT EVENT
On August 10, 2006, we entered into an agreement with Bruce C. Ratner (“Mr. Ratner”) to restructure our joint ownership interests in a total of 30 retail, office and residential operating properties and certain service companies located in the greater New York City metropolitan area, the majority of which are and will continue to be consolidated into the financial statements of the Company. Mr. Ratner is the President and Chief Executive Officer of Forest City Ratner Companies and is the cousin to five executive officers of the Company. Forest City Ratner Companies represents the Commercial Group’s New York City operations and one unconsolidated project reported in the Residential Group.
Along with Mr. Ratner, we will contribute our interests in these properties and service companies to a jointly-owned, newly-formed limited liability company (the “Joint LLC”) that will be controlled by us. If the approval of the National Basketball Association is obtained, Mr. Ratner’s interest in the Nets basketball franchise will be transferred to us in a separate transaction.
Upon closing, after full satisfaction of advances associated with the above mentioned 30 operating properties and certain service companies, we will pay Mr. Ratner $60,800,000 in cash and issue 3,894,000 Class A Common Units in the Joint LLC. Following a one-year lockup period, each of these units may be exchanged by Mr. Ratner for an equal number of shares of our Class A common stock or, at our option, cash equal to the then-current market price of the stock.
For the first five years, Class A Common Units that have not been exchanged by Mr. Ratner will receive their proportionate share of an aggregate annual preferred payment of $2,500,000 plus an amount equal to the dividends payable on the same number of shares of our stock. After five years, the annual preferred payment on the outstanding Class A Common Units will equal the dividends payable on our common stock. In addition, we will indemnify Mr. Ratner for any tax liability that he may incur as a result of the sale of certain of these properties at any time during the 12-year period following the closing of the transaction.
Along with Mr. Ratner, we also have agreed to a method for valuing and possibly restructuring certain properties that currently are being developed. Each of these development projects will remain owned jointly under the existing ownership structure until the individual development project has been completed. When each of these development projects achieve stabilization, as defined, it will be valued, either by negotiation, through arbitration or by obtaining a bona fide third-party offer. Once the value has been determined, we may, in our discretion, cause the projects to either be contributed to the Joint LLC in exchange for units, sold to the Joint LLC for cash, sold to a third party, or remain jointly owned by us and Mr. Ratner.
Upon closing, Mr. Ratner will become an executive employee of ours, will continue to be the President and Chief Executive Officer of Forest City Ratner Companies and will remain Chairman of the Nets. In addition, Mr. Ratner will become a member of our Board of Directors. As is customary with transactions of this nature, the closing of the transaction is subject to obtaining certain consents and estoppels and the satisfaction of certain conditions precedent. If all consents are obtained and the required conditions are satisfied or waived, we anticipate the transaction will close by January 31, 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is interest rate risk. At July 31, 2006, our outstanding variable-rate debt portfolio consisted of $827,358,000 of taxable debt (which includes $139,000,000 of the bank revolving credit facility) and $698,013,000 of tax-exempt variable-rate debt (which includes $20,400,000 of subordinated debt). Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of London Interbank Offering Rate (“LIBOR”) Index)

	Caps		Swaps (2)
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
		(dollars in thousands)
08/01/06-02/01/07 (1)	$835,327	6.01%	$466,448	4.01%
02/01/07-02/01/08	711,330	5.44	350,878	4.72
02/01/08-02/01/09	610,035	5.88	49,690	4.54
02/01/09-02/01/10	73,500	5.00	48,432	4.54

(1)	These LIBOR-based hedges as of August 1, 2006 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2007.

(2)	Excludes the 10-year forward swaps discussed below.
Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps
		Average
Period Covered	Amount	Base Rate
	(dollars in thousands)
08/01/06-02/01/07	$267,006	5.73%
02/01/07-02/01/08	266,558	5.83
02/01/08-02/01/09	176,200	6.03
02/01/09-02/01/10	57,000	6.88
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.06% and has never exceeded 7.90%.
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We currently intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates we recently executed 10-year forward swaps. During 2006, we executed a notional amount of $869,245,000 of 10-year forward swaps at an average rate of 5.73% (which excludes the lender margin on the financing) to protect us against interest rate fluctuations on forecasted financings on fully consolidated properties that are anticipated to occur over the next four years. At the time we secure and lock an interest rate on an anticipated financing, it is the intention to simultaneously terminate the forward swaps attributed to that financing. To the extent effective, the receipt or payment of cash at termination will be recorded in other accumulated comprehensive income and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.
During the quarter ended July 31, 2006, we also executed 10-year forward swaps to hedge the interest rate risk associated with our proportionate share of nonrecourse mortgage debt for two properties accounted for under the equity method of accounting. Under the provisions of SFAS No. 133, we cannot designate these swaps as cash flow hedges as they relate to unconsolidated properties. Therefore, the change in the fair value of these swaps must be marked to market through earnings on a quarterly basis.
For the three and six months ended July 31, 2006, we recorded $6,370,000 of interest expense related to our 10-year forward swaps in our Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.

We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at July 31, 2006 was $4,286,277,000 compared to an estimated fair value of $4,213,894,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,463,723,000 at July 31, 2006.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At July 31, 2006 and January 31, 2006, interest rate caps were reported at fair value of approximately $3,702,000 and $2,454,000, respectively, in other assets in the Consolidated Balance Sheets. At July 31, 2006, interest rate swap agreements, which had a net negative fair value of approximately $5,322,000 (which includes the 10-year forward swaps), was included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At January 31, 2006, interest rate swap agreements, which had a net positive fair value of approximately $7,887,000, was included in other assets in the Consolidated Balance Sheets. Included in the fair value of the interest rate swap agreements is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The fair value of the TRS at July 31 and January 31, 2006 was approximately $600,000 and $1,100,000, respectively.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.
(Continued on Page 58)

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
July 31, 2006

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
						Period	Outstanding	Value
	2007	2008	2009	2010	2011	Thereafter	7/31/06	7/31/06
	(dollars in thousands)
Long-Term Debt
Fixed:
Fixed-rate debt	$203,686	$162,014	$98,979	$259,625	$266,887	$2,620,672	$3,611,863	$3,578,754
Weighted average interest rate	7.10%	6.88%	6.68%	7.05%	7.15%	6.06%	6.33%

UDAG	377	728	726	724	20,671	72,188	95,414	59,190
Weighted average interest rate	4.33%	4.23%	4.23%	4.22%	1.87%	2.00%	2.03%

Senior & subordinated debt (1)	—	—	—	—	—	579,000	579,000	575,950
Weighted average interest rate	—	—	—	—	—	7.30%	7.30%

Total Fixed-Rate Debt	204,063	162,742	99,705	260,349	287,558	3,271,860	4,286,277	4,213,894

Variable:
Variable-rate debt	209,774	320,300	45,046	3,190	48,271	61,777	688,358	688,358
Weighted average interest rate	6.07%	7.37%	5.88%	4.69%	4.86%	4.59%	6.44%

Tax-exempt	108,424	79,970	16,315	165,345	31,385	276,174	677,613	677,613
Weighted average interest rate	5.66%	5.10%	5.20%	4.29%	4.51%	4.80%	4.84%

Bank revolving credit facility (1)	—	—	—	139,000	—	—	139,000	139,000
Weighted average interest rate	—	—	—	7.13%	—	—	7.13%

Subordinated debt (1)	—	—	20,400	—	—	—	20,400	20,400
Weighted average interest rate	—	—	4.79%	—	—	—	4.79%

Total Variable-Rate Debt	318,198	400,270	81,761	307,535	79,656	337,951	1,525,371	1,525,371

Total Long Term Debt	$522,261	$563,012	$181,466	$567,884	$367,214	$3,609,811	$5,811,648	$5,739,265

Weighted average interest rate	6.38%	6.90%	6.13%	6.25%	6.33%	6.06%	6.21%

(1)	Represents recourse debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2006

	Expected Maturity Date
	Fiscal Year Ending January 31,
							Total	Fair Market
						Period	Outstanding	Value
	2007	2008	2009	2010	2011	Thereafter	1/31/06	1/31/06
	(dollars in thousands)
Long-Term Debt
Fixed:
Fixed-rate debt	$292,266	$160,787	$122,819	$267,652	$345,062	$2,357,321	$3,545,907	$3,524,313
Weighted average interest rate	7.07%	6.90%	6.81%	7.04%	6.88%	6.10%	6.39%

UDAG	8,385	728	726	724	20,671	72,189	103,423	62,071
Weighted average interest rate	0.23%	2.56%	2.50%	2.44%	1.80%	1.81%	1.69%

Senior & subordinated debt (1)	—	—	—	—	—	579,000	579,000	594,700
Weighted average interest rate	—	—	—	—	—	7.30%	7.30%

Total Fixed-Rate Debt	300,651	161,515	123,545	268,376	365,733	3,008,510	4,228,330	4,181,084

Variable:
Variable-rate debt	272,941	267,609	25,532	3,190	47,549	61,775	678,596	678,596
Weighted average interest rate	6.50%	6.50%	6.47%	5.81%	5.74%	5.99%	6.40%

Tax-exempt	112,152	127,670	16,000	277,000	28,660	270,024	831,506	831,506
Weighted average interest rate	4.25%	4.50%	4.59%	4.70%	5.29%	4.20%	4.47%

Bank revolving credit facility (1)	—	—	82,500	—	—	—	82,500	82,500
Weighted average interest rate	—	—	6.39%	—	—	—	6.39%

Subordinated debt (1)	—	—	20,400	—	—	—	20,400	20,400
Weighted average interest rate	—	—	4.17%	—	—	—	4.17%

Total Variable-Rate Debt	385,093	395,279	144,432	280,190	76,209	331,799	1,613,002	1,613,002

Total Long Term Debt	$685,744	$556,794	$267,977	$548,566	$441,942	$3,340,309	$5,841,332	$5,794,086

Weighted average interest rate	6.30%	6.15%	6.30%	5.85%	6.42%	6.06%	6.11%

(1)	Represents recourse debt.

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

Item 4. Submission of Matters to a Vote of Security-Holders
On June 15, 2006, the Company held its annual meeting of shareholders. At that meeting the shareholders:
•	elected four directors by holders of Class A Common Stock and nine directors by holders of Class B Common Stock, each to hold office until the next annual shareholders’ meeting and until a successor is elected and qualified;

•	approved an amendment to the Amended Articles of Incorporation to increase the number of authorized shares of Class A Common Stock to 271,000,000;

•	approved an amendment to the Amended Articles of Incorporation to increase the number of authorized shares of Class B Common Stock to 56,000,000;

•	approved an amendment to the Amended Articles of Incorporation to eliminate certain class voting rights;

•	approved an amendment to the Amended Articles of Incorporation to eliminate reference to Class A Common Stock Preference Dividend;

•	approved an amendment to the Amended Articles of Incorporation to increase the number of authorized shares of Preferred Stock to 10,000,000;

•	approved an amendment to the Amended Articles of Incorporation relating to the express terms of the Preferred Stock;

•	approved an amendment to the Code of Regulations to modernize the regulations in light of changes to the Ohio General Corporation Law;

•	approved an amendment to the Code of Regulations to establish the size of the Board of Directors by the shareholders;

•	approved an amendment to the Code of Regulations regarding nomination procedures for directors;

•	approved an amendment to the Code of Regulations regarding the offices and officers of the Company;

•	approved an amendment to the Code of Regulations regarding indemnification provisions;

•	approved an amendment to the Code of Regulations regarding issuance of uncertificated shares; and

•	ratified PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the fiscal year ending January 31, 2007.
It was reported that 70,779,049 shares of Class A Common Stock representing 70,779,049 votes and 25,629,622 shares of Class B Common Stock representing 256,296,220 votes were represented in person or by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:

		For	Withheld

(1)	Election of the following nominated directors by Class A
	Michael P. Esposito, Jr.	69,257,890	1,521,158
	Joan K. Shafran	61,296,382	9,482,666
	Louis Stokes	69,827,791	951,257
	Stan Ross	69,842,851	936,197
	Election of the following nominated directors by Class B
	Albert B. Ratner	254,711,040	1,585,180
	Samuel H. Miller	254,711,040	1,585,180
	Charles A. Ratner	254,710,440	1,585,780
	James A. Ratner	254,711,040	1,585,180
	Jerry V. Jarrett	256,082,220	214,000
	Ronald A. Ratner	254,711,040	1,585,180
	Scott S. Cowen	254,675,980	1,620,240
	Brian J. Ratner	254,711,040	1,585,180
	Deborah Ratner Salzberg	254,711,040	1,585,180

Item 4. Submission of Matters to a Vote of Security-Holders (continued)

										Combined Vote of Class A & B
		Class A Shareholders				Class B Shareholders				Shareholders
					Broker				Broker				Broker
		For	Against	Abstentions (a)	Non-votes (b)	For	Against	Abstentions (a)	Non-votes (b)	For	Against	Abstentions (a)	Non-votes (b)
(2)	Approval of the proposal to amend the Amended Articles of Incorporation to increase the number of authorized shares of Class A Common Stock to 271,000,000 (c)	54,367,563	16,032,182	379,301	N/A	N/A	N/A	N/A	N/A	306,692,403	19,806,942	575,921	N/A

(3)	Approval of the proposal to amend the Amended Articles of Incorporation to increase the number of authorized shares of Class B Common Stock to 56,000,000 (d)	50,753,825	19,640,224	384,998	N/A	252,333,630	3,763,070	199,520	N/A	303,087,455	23,403,294	584,518	N/A

(4)	Approval of the proposal to amend the Amended Articles of Incorporation to eliminate certain class voting rights (e)	44,864,524	19,408,157	388,664	6,110,502	240,430,490	3,751,570	204,690	11,909,470	285,295,014	23,159,727	593,354	18,019,972

(5)	Approval of the proposal to amend the Amended Articles of Incorporation to eliminate reference to Class A Common Stock Preference Dividend (f)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	307,935,672	18,539,683	599,911	N/A

(6)	Approval of the proposal to amend the Amended Articles of Incorporation to increase the number of authorized shares of Preferred Stock to 10,000,000 (g)	44,769,870	19,504,337	387,141	6,110,499	N/A	N/A	N/A	N/A	284,865,770	23,581,047	601,281	18,019,969

(7)	Approval of the proposal to amend the Amended Articles of Incorporation relating to the express terms of the Preferred Stock (f)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	285,031,338	23,411,895	604,863	18,019,971

(8)	Approval of the proposal to amend the Code of Regulations to modernize the regulations in light of changes to the Ohio General Corporation Law (f)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	307,875,683	18,629,166	570,420	N/A

(9)	Approval of the proposal to amend the Code of Regulations to establish the size of the Board of Directors by the shareholders (f)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	304,527,755	21,955,935	591,577	N/A

(10)	Approval of the proposal to amend the Code of Regulations regarding nomination procedures for directors (f)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	306,068,245	20,420,327	586,695	N/A

(11)	Approval of the proposal to amend the Code of Regulations regarding the offices and officers of the Company (f)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	309,154,343	17,334,459	586,465	N/A

(12)	Approval of the proposal to amend the Code of Regulations regarding indemnification provisions (f)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	309,063,499	17,415,378	596,389	N/A

(13)	Approval of the proposal to amend the Code of Regulations regarding issuance of uncertificated shares (f)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	309,335,651	17,146,358	593,257	N/A

(14)	Ratification of independent registered public accounting firm PricewaterhouseCoopers LLP (h)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	326,538,673	134,705	401,891	N/A

Item 4. Submission of Matters to a Vote of Security-Holders (continued)
(a)	Abstentions were counted as cast with respect to a proposal and had the same effect as votes against the proposal.

(b)	Broker non-votes were not counted as cast for or against any proposal.

(c)	The affirmative vote of (1) the holders of a majority of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock present or represented at the meeting voting together as a class and (2) the holders of 2/3 of the outstanding Class A Common Stock present or represented at the meeting voting separately as a class was required for approval.

(d)	The affirmative vote of (1) the holders of a majority of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock present or represented at the meeting voting together as a single class, (2) the holders of a majority of the outstanding Class A Common Stock present or represented at the meeting voting separately as a class and (3) the holders of 2/3 of the outstanding Class B Common Stock present or represented at the meeting voting separately as a class was required for approval.

(e)	The affirmative vote of (1) the holders of a majority of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock present or represented at the meeting voting together as a single class, (2) the holders of 2/3 of the outstanding Class A Common Stock present or represented at the meeting voting separately as a class and (3) the holders of 2/3 of the outstanding Class B Common Stock present or represented at the meeting voting separately as a class was required for approval.

(f)	The affirmative vote of the holders of a majority of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock present or represented at the meeting voting together as a single class was required for approval.

(g)	The affirmative vote of (1) the holders of a majority of the combined voting power of the outstanding Class A Common Stock and Class B Common Stock present or represented at the meeting voting together as a single class and (2) the holders of a majority of the outstanding Class A Common Stock present or represented at the meeting voting separately as a class was required for approval.

(h)	The affirmative vote of the holders of a majority of the combined voting power of the outstanding shares of Class A Common Stock and Class B Common Stock of the Company present or represented at the meeting was required for ratification.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Code of Regulations as amended June 14, 1994, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended January 31, 1997 (File No. 1-4372) (Replaced by Exhibit 3.5).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

*3.5	-	Code of Regulations as amended June 15, 2006 (Replaces Exhibit 3.2).

*3.6	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc., effective as of June 20, 2006.

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1- 4372).

4.4	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.5	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner- Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.16	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.17	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.18	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.19	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.20	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.22	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.24	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.25	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.28	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.29	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.30	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.31	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.32	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

Exhibit
Number		Description of Document

10.33	-	First Amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

10.34	-	First Amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

+10.35	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.36	-	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

10.37	-	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

10.38	-	Second Amendment to Guaranty of Payment of Debt, dated as of April 7, 2005, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2005 (File No. 1-4372).

+10.39	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.40	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.41	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.42	-	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

+10.43	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.44	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.45	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.46	-	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.47	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.48	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.49	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Pension Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

10.50	-	Consent Letter to Credit Agreement and Guaranty of Payment of Debt, dated January 20, 2006 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006 (File No. 1-4372).

+10.51	-	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended January 31, 2006 (File No. 1-4372).

10.52	-	Third Amendment to Credit Agreement, dated as of June 30, 2006, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2006 (File No. 1-4372).

10.53	-	Third Amendment to Guaranty of Payment of Debt, dated as of June 30, 2006, by and among Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2006 (File No. 1-4372).

*10.54	-	Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)
Date: September 7, 2006	/S/ THOMAS G. SMITH
Thomas G. Smith
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date: September 7, 2006	/S/ LINDA M. KANE
Linda M. Kane
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

Exhibit
Number		Description of Document

3.5	-	Code of Regulations as amended June 15, 2006.

3.6	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc., effective as of June 20, 2006.

10.54	-	Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.