Form 10-Q
period 2006-10-31
FOREST CITY ENTERPRISES INC
filed 2006-12-08
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the quarterly period ended October 31, 2006

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

Class	Outstanding at December 5, 2006

Class A Common Stock, $.33 1/3 par value	76,145,360 shares

Class B Common Stock, $.33 1/3 par value	25,625,710 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	October 31, 2006	January 31, 2006
	(in thousands)

Assets
Real Estate
Completed rental properties	$6,321,694	$6,162,995
Projects under development	1,348,152	886,256
Land held for development or sale	151,777	105,875

Total Real Estate	7,821,623	7,155,126

Less accumulated depreciation	(1,060,448)	(986,594)

Real Estate, net	6,761,175	6,168,532

Cash and equivalents	174,571	254,734
Restricted cash	316,584	430,264
Notes and accounts receivable, net	314,370	265,264
Investments in and advances to affiliates	399,372	361,942
Other assets	562,920	509,605

Total Assets	$8,528,992	$7,990,341

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$5,186,530	$5,159,432
Notes payable	131,029	89,174
Bank revolving credit facility	—	82,500
Senior and subordinated debt	886,900	599,400
Accounts payable and accrued expenses	757,836	674,949
Deferred income taxes	428,478	387,788

Total Liabilities	7,390,773	6,993,243

Minority Interest	192,041	102,716

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock - without par value; 10,000,000 and 5,000,000 shares authorized, respectively; no shares issued	—	—
Common stock - $.33 1/3 par value
Class A, 271,000,000 and 96,000,000 shares authorized, 76,166,763 and 75,695,084 shares issued and 75,721,060 and 75,695,084 shares outstanding, respectively	25,389	25,232
Class B, convertible, 56,000,000 and 36,000,000 shares authorized, 25,653,810 and 26,149,070 shares issued and outstanding; 26,257,961 and 6,257,961 shares issuable, respectively	8,551	8,716

	33,940	33,948
Additional paid-in capital	260,938	251,991
Unearned compensation	—	(4,151)
Retained earnings	698,535	612,371
Less treasury stock, at cost; 445,703 and -0- Class A shares, respectively	(23,671)	—

	969,742	894,159
Accumulated other comprehensive (loss) income	(23,564)	223

Total Shareholders’ Equity	946,178	894,382

Total Liabilities and Shareholders’ Equity	$8,528,992	$7,990,341

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(in thousands, except per share data)

Revenues from real estate operations	$278,658	$260,964	$821,410	$827,270

Expenses
Operating expenses	172,111	154,536	488,443	476,528
Depreciation and amortization	45,115	40,801	130,902	121,032
Provision for decline in real estate	—	3,480	1,923	6,100

	217,226	198,817	621,268	603,660

Interest expense	(71,078)	(63,438)	(214,508)	(194,023)
Amortization of mortgage procurement costs	(2,786)	(2,621)	(8,260)	(7,497)
Loss on early extinguishment of debt	(116)	(1,512)	(919)	(4,675)

Interest and other income	7,105	4,988	29,986	18,485
Equity in earnings of unconsolidated entities	9,122	16,113	15,811	46,029
Gain on disposition of other investments	—	—	—	606

Earnings before income taxes	3,679	15,677	22,252	82,535

Income tax expense (benefit)
Current	(7,705)	(1,718)	(13,053)	6,930
Deferred	14,632	9,096	24,118	14,231

	6,927	7,378	11,065	21,161

Earnings (loss) before minority interest and discontinued operations	(3,248)	8,299	11,187	61,374

Minority interest	(3,588)	(151)	(10,131)	(7,480)

Earnings (loss) from continuing operations	(6,836)	8,148	1,056	53,894

Discontinued operations, net of tax and minority interest
Operating earnings (loss) from rental properties	1,243	(1,058)	1,740	(4,424)
Gain on disposition of rental properties	51,468	5,814	103,829	5,814

	52,711	4,756	105,569	1,390

Net earnings	$45,875	$12,904	$106,625	$55,284

Basic earnings per common share
Earnings (loss) from continuing operations	$(.07)	$.08	$.01	$.53
Earnings from discontinued operations, net of tax and minority interest	.52	.05	1.04	.02

Net earnings	$.45	$.13	$1.05	$.55

Diluted earnings per common share
Earnings (loss) from continuing operations	$(.07)	$.08	$.01	$.53
Earnings from discontinued operations, net of tax and minority interest	.52	.05	1.02	.01

Net earnings	$.45	$.13	$1.03	$.54

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
	2006	2005
	(in thousands)

Net earnings	$45,875	$12,904

Other comprehensive (loss) income, net of tax and minority interest:

Unrealized net gains on investment securities	31	18

Change in unrealized net (losses) gains on interest rate derivative contracts	(19,009)	4,136

Other comprehensive (loss) income, net of tax and minority interest	(18,978)	4,154

Comprehensive income	$26,897	$17,058

	Nine Months Ended October 31,
	2006	2005
	(in thousands)

Net earnings	$106,625	$55,284

Other comprehensive (loss) income, net of tax and minority interest:

Unrealized net losses on investment securities	(51)	(127)

Change in unrealized net (losses) gains on interest rate derivative contracts	(23,736)	7,310

Other comprehensive (loss) income, net of tax and minority interest	(23,787)	7,183

Comprehensive income	$82,838	$62,467

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

										Accumulated
	Common Stock				Additional					Other
	Class A		Class B		Paid-In	Unearned	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Nine Months Ended October 31, 2006
Balances at January 31, 2006	75,695	$25,232	26,149	$8,716	$251,991	$(4,151)	$612,371	—	$—	$223	$894,382
Reclassifications related to the adoption of SFAS No. 123(R)	(259)	(86)			(4,065)	4,151					—
Net earnings							106,625				106,625
Other comprehensive loss, net of tax and minority interest										(23,787)	(23,787)
Dividends $.20 per share							(20,461)				(20,461)
Purchase of treasury stock								491	(25,928)		(25,928)
Conversion of Class B to Class A shares	495	165	(495)	(165)							—
Exercise of stock options	180	59			453			(45)	2,257		2,769
Restricted stock vested	56	19			(19)						—
Stock-based compensation					9,058						9,058
Excess income tax benefit from stock option exercises					2,090						2,090
Excess income tax benefit from vesting of restricted stock					662						662
Purchased call option transaction, net of tax					(28,155)						(28,155)
Warrant transaction					28,923						28,923

Balances at October 31, 2006	76,167	$25,389	25,654	$8,551	$260,938	$—	$698,535	446	$(23,671)	$(23,564)	$946,178

Nine Months Ended October 31, 2005
Balances at January 31, 2005	74,206	$24,736	26,497	$8,832	$230,188	$(3,087)	$552,106	—	$—	$(8,250)	$804,525
Net earnings							55,284				55,284
Other comprehensive income, net of tax										7,183	7,183
Dividends $.17 per share restated for stock split							(17,176)				(17,176)
Purchase of treasury stock								62	(1,945)		(1,945)
Conversion of Class B to Class A shares	22	7	(22)	(7)							—
Exercise of stock options	414	138			3,516			(62)	1,945		5,599
Income tax benefit from stock option exercises and vesting of restricted stock					3,489						3,489
Restricted stock issued	90	30			2,827	(2,857)					—
Amortization of unearned compensation						1,188					1,188
Distribution of accumulated equity to minority partners					(514)						(514)

Balances at October 31, 2005	74,732	$24,911	26,475	$8,825	$239,506	$(4,756)	$590,214	—	$—	$(1,067)	$857,633

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2006	2005
	(in thousands)

Net Earnings	$106,625	$55,284
Depreciation and amortization	130,902	121,032
Provision for decline in real estate	1,923	6,100
Amortization of mortgage procurement costs	8,260	7,497
Loss on early extinguishment of debt	919	4,675
Equity in earnings of unconsolidated entities	(15,811)	(46,029)
Gain on disposition of other investments	—	(606)
Deferred income taxes	24,118	14,231
Minority interest	10,131	7,480
Excess income tax benefit from stock option exercises and restricted stock vesting	(2,464)	—
Stock-based compensation	6,249	1,188
Cash distributions from operations of unconsolidated entities	34,141	26,506
Non-cash operating expenses:
Write-off of abandoned development projects	2,839	565
Write-off of a portion of enterprise resource planning project	—	3,025
Discontinued operations:
Depreciation and amortization	3,000	10,214
Amortization of mortgage procurement costs	221	2,844
Loss on early extinguishment of debt	—	1,111
Gain on disposition of operating properties	(287,220)	(9,476)
Deferred income taxes	49,282	5,238
Minority interest	118,605	683
Cost of sales of land included in projects under development and completed rental properties	20,571	62,433
Increase in land held for development or sale	(41,104)	(2,951)
Increase in notes and accounts receivable	(17,022)	(20,646)
Increase in other assets	5,655	(2,781)
Increase in restricted cash used for operating purposes	(3,021)	(36,825)
Increase in accounts payable and accrued expenses	52,296	36,786

Net cash provided by operating activities	$209,095	$247,578

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2006	2005
	(in thousands)

Cash Flows from Investing Activities
Capital expenditures	$(791,655)	$(816,124)
Proceeds from disposition of rental properties and other investments	291,907	30,885
Change in restricted cash to be used for capital expenditures	(96,921)	(28,373)
Change in investments in and advances to affiliates	(90,946)	32,575

Net cash used in investing activities	(687,615)	(781,037)

Cash Flows from Financing Activities
Proceeds from issuance of Puttable Equity-Linked Senior Notes	287,500	—
Payment of Puttable Equity-Linked Senior Notes issuance costs	(6,755)	—
Payment of purchased call option transaction	(45,885)	—
Proceeds from warrant transaction	28,923	—
Borrowings on bank revolving credit facility	285,000	100,000
Payments on bank revolving credit facility	(367,500)	—
Proceeds from nonrecourse mortgage debt	684,532	808,678
Principal payments on nonrecourse mortgage debt	(406,121)	(446,933)
Proceeds from notes payable	8,567	10,036
Payments on notes payable	(66,364)	(29,556)
Change in restricted cash and book overdrafts	75,257	(38,270)
Payment of deferred financing costs	(23,314)	(21,197)
Excess income tax benefit from stock option exercises and restricted stock vesting	2,464	—
Purchase of treasury stock related to Puttable Equity-Linked Senior Notes	(24,962)	—
Purchase of other treasury stock	(966)	(1,945)
Exercise of stock options	2,769	5,599
Dividends paid to shareholders	(19,385)	(16,147)
(Decrease) increase in minority interest	(15,403)	4,533

Net cash provided by financing activities	398,357	374,798

Net decrease in cash and equivalents	(80,163)	(158,661)

Cash and equivalents at beginning of period	254,734	276,492

Cash and equivalents at end of period	$174,571	$117,831

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the nine months ended October 31, 2006 and 2005:

	Nine Months Ended October 31,
	2006	2005
	(in thousands)
Operating Activities
Increase in land held for development or sale (3)	$(4,701)	$—
Increase in restricted cash (3)	(423)	—
Increase in notes and accounts receivable (2)(3)	(734)	—
(Increase) decrease in other assets (2)(3)(7)	(6,697)	70,000
(Decrease) increase in accounts payable and accrued expenses (2)(3)(5)	(4,683)	1,029

Total effect on operating activities	$(17,238)	$71,029

Investing Activities
Increase in projects under development (2)(3)(5)	$(160,032)	$—
Increase in completed rental properties (3)(4)	(72,623)	—
Non-cash proceeds from disposition of properties (1)(8)	241,354	37,155
Decrease in investments in and advances to affiliates (3)	26,531	—

Total effect on investing activities	$35,230	$37,155

Financing Activities
Decrease in nonrecourse mortgage debt (1)(2)(3)(7)(8)	$(248,641)	$(107,155)
Increase in notes payable (3)	105,600	—
Decrease in restricted cash (2)	150,418	—
Decrease in deferred tax liability (6)	(17,730)	—
Decrease in minority interest (1)	(27,102)	—
Increase in additional paid-in capital (4)(6)	20,539	—
Dividends declared but not yet paid	(1,076)	(1,029)

Total effect on financing activities	$(17,992)	$(108,184)

2006
(1)	Assumption of nonrecourse mortgage debt and direct payment to partner by the buyer upon sale of Hilton Times Square Hotel, G Street, Embassy Suites Hotel and Battery Park City Retail properties in the Commercial Group and Providence at Palm Harbor in the Residential Group.

(2)	Change to equity method of accounting from full consolidation due to admission of a 50% partner in Uptown Apartments, a residential development project in Oakland, California.

(3)	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interest in New York Times Building and Galleria at Sunset properties in the Commercial Group and Rockport Square in the Land Development Group.

(4)	Capitalization of stock-based compensation.

(5)	Revision of an estimate for environmental costs previously capitalized for Atlantic Yards, a commercial development project in Brooklyn, New York.

(6)	Recording of a deferred tax asset on the purchased call option in conjunction with the issuance of the Company’s 3.625% Puttable Equity-Linked Senior Notes (See Footnote E).
2005
(7)	Retired $70,000,000 Stapleton Revenue Bonds consolidated by the Company in accordance with FIN No. 46 (R), but owned by a third party special purpose entity (See Footnote F).

(8)	Assumption of nonrecourse mortgage debt by the buyer upon sale of Cherrywood Village and Ranchstone properties in the Residential Group.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 8-K filed on October 3, 2006, including the Report of Independent Registered Public Accounting Firm. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.
In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretative guidance on how the effects of uncorrected prior year misstatements should be considered when quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify financial statement misstatements using both a balance sheet approach and an income statement approach and to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact, if any, SAB No. 108 will have on its consolidated financial statements.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact FIN No. 48 will have on its consolidated financial statements.
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Variable Interest Entities
As of October 31, 2006, the Company determined that it is the primary beneficiary of 30 Variable Interest Entities (“VIEs”) representing 18 properties (19 VIEs representing 8 properties in Residential Group, 10 VIEs representing 9 properties in Commercial Group, and 1 VIE/property in Land Development Group). As of October 31, 2006, the Company held variable interests in 44 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $76,000,000 at October 31, 2006. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FASB Interpretation (“FIN”) No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities and land development.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary are as follows as of October 31 and January 31, 2006:

	October 31, 2006	January 31, 2006
	(in thousands)

Total assets	$949,000	$940,000
Nonrecourse mortgage debt	866,000	839,000
Total liabilities (including nonrecourse mortgage debt)	911,000	900,000
Minority interest	38,000	40,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Note E — Senior and Subordinated Debt) as of October 31, 2006.
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
Interest and Other Income
In connection with a redevelopment project in Cumberland, Rhode Island, the Company applied and qualified for a Rhode Island Historic Tax Preservation Credit (“Credit”). The Credit, which is equal to 30% of Qualified Rehabilitation Expenditures as defined by the Rhode Island state tax code, is fully assignable irrespective of whether the assignee has an ownership interest in the underlying real estate. The purpose of the Credit is to create economic incentives for the purpose of stimulating the redevelopment and reuse of Rhode Island’s historic structures. Included in interest and other income for the three and nine months ended October 31, 2006 is $-0- and $8,838,000, respectively, related to proceeds received from third parties resulting from the sale of the Credits that were realized by the Company in connection with the completion of the redevelopment project. The Company has no significant rights or obligations following the sale of these Credits.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Accounting for Derivative Instruments and Hedging Activities
During the three months ended October 31, 2006, the Company entered into a purchased call option and a warrant transaction on its Class A Common Stock concurrent with the issuance of the $287,500,000 Puttable Equity-Linked Senior Notes. Refer to Note E — Senior and Subordinated Debt for additional information.
During the three and nine months ended October 31, 2006, the Company recorded interest expense of approximately $88,000 and $297,000, respectively, in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges, which excludes the change in fair value related to forward interest rate swaps that were not designated for hedge accounting as further described below. During the three and nine months ended October 31, 2005, the Company recorded interest income of approximately $297,000 and $270,000, respectively, which represented the total ineffectiveness of all cash flow hedges. For the three and nine months ended October 31, 2006 and 2005, the amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as amended and interpreted, was not material. The amount of derivative losses reclassified into earnings from other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter for the three and nine months ended October 31, 2006 was $166,000 and $206,000, respectively, and $-0- for each of the three and nine months ended October 31, 2005. As of October 31, 2006, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $46,000, net of tax.
During 2006, the Company executed a notional amount of $883,045,000 of 10-year forward swaps at an average rate of 5.72% to protect it against interest rate fluctuations on forecasted financings on fully consolidated properties that are anticipated to occur over the next three years. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swaps attributed to that financing. To the extent effective, the receipt or payment of cash at termination will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing. As a majority of these 10-year forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, the Company’s portion of the unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. During the three months ended October 31, 2006, a notional amount of $92,500,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the financing.
During the nine months ended October 31, 2006, the Company also executed $270,000,000 of 10-year forward swaps at an average rate of 5.87% to hedge the interest rate risk associated with its proportionate share of nonrecourse mortgage debt for two properties accounted for under the equity method of accounting. Under the provisions of SFAS No. 133, the Company cannot designate these swaps as cash flow hedges as they relate to unconsolidated properties. Therefore, the change in the fair value of these swaps was marked to market through earnings. During the three months ended October 31, 2006, a notional amount of $150,000,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the financing.
For the three and nine months ended October 31, 2006, the Company recorded $4,785,000 and $11,155,000, respectively, of interest expense related to its 10-year forward swaps in its Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the Bond Market Association (“BMA”) rate. Additionally, the Company and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At October 31, 2006, the aggregate notional amount of TRS in which the Company and/or the Joint Ventures have an interest is $365,945,000. The fair value of such contracts is immaterial at October 31, 2006. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At October 31 and January 31, 2006, interest rate caps were reported at fair value of $2,301,000 and $2,454,000, respectively, in other assets in the Consolidated Balance Sheets. At October 31, 2006, interest rate swap agreements, which had a negative fair value of $38,484,000 (which includes the 10-year forward swaps), were included in accounts payable and accrued expenses in the Consolidated Balance Sheet. At October 31, 2006 and January 31, 2006, interest rate swap agreements, which had a positive fair value of $5,834,000 and $7,887,000, respectively, were included in other assets in the Consolidated Balance Sheet. Included in the fair value of the interest rate swap agreements is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The fair value of the TRS at October 31 and January 31, 2006 was approximately $458,000 and $1,100,000, respectively.
In addition, in May 2004 Stapleton Land, LLC entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the Other Financing Arrangements section of Note F). Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust. This purchase obligation and related fee have been accounted for as a derivative with changes in fair value recorded through earnings. The fair value at October 31 and January 31, 2006 of approximately $11,042,000 and $7,244,000 is recorded in other assets in the Consolidated Balance Sheets.
Other Comprehensive Income (Loss)
Net unrealized gains or losses on securities are included in accumulated OCI and represent the difference between the market value of investments in unaffiliated companies that are available-for-sale at the balance sheet date and the Company’s cost. Also included in accumulated OCI is the Company’s portion of the unrealized gains and losses on the effective portions of derivative instruments designated and qualifying as cash flow hedges. The amount of income tax (benefit) expense related to accumulated OCI was $(14,839,000) and $141,000 as of October 31, 2006 and January 31, 2006, respectively.
The following table summarizes the components of accumulated OCI included within the Company’s Consolidated Balance Sheets, net of tax and minority interest.

	October 31,	January 31,
	2006	2006
	(in thousands)

Unrealized gains on securities	$219	$270
Unrealized losses on interest rate contracts	(23,783)	(47)

Accumulated Other Comprehensive (Loss) Income	$(23,564)	$223

Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation
The Company’s 1994 Stock Plan, as amended, (the “Plan”) permits the award of Class A stock options (incentive and nonqualified), restricted shares, restricted stock units and stock appreciation rights to key employees and non-employee directors of the Company. The aggregate maximum number of shares that may be issued during the term of the Plan is 500,000 for restricted shares or units granted after June 21, 2005 and 11,750,000 for all types of awards. As of October 31, 2006, the total number of shares available for granting of all types of awards was 3,985,560, of which 309,000 may be restricted shares or units. The maximum annual award to an individual is 400,000 stock options or rights and 225,000 restricted shares or units. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments permitted by the Plan. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over four years. All outstanding restricted shares have graded vesting over four years.
In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”). This statement requires the recognition of compensation costs related to the estimated fair value of employee stock options and similar stock awards. Among other changes, SFAS No. 123(R) provides for certain changes to the method of valuing share-based payments. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123(R), which extended the implementation date for the Company to February 1, 2006. The Company adopted the modified prospective application method which requires the provisions of SFAS No. 123(R) to be applied to unvested awards outstanding at the date of adoption and all new awards. The Company recognizes compensation costs for its stock option and restricted stock awards over the requisite service period using the straight-line attribution method. The current Plan, as amended, which covers awards granted in 2006, permits the acceleration of vesting upon the retirement of a grantee who retires on or after reaching the prescribed retirement age, as defined in the Plan. The cost of an award subject to this retirement provision is recognized immediately for grantees that are retirement eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant which the individual reaches retirement age. This retirement provision did not apply to awards granted prior to 2006. During the three and nine months ended October 31, 2006, the Company recognized $-0- and $1,170,000, respectively, of compensation expense related to stock-based compensation awards that were granted during 2006 to retirement eligible grantees.
Prior to February 1, 2006, the Company followed the provisions of APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. As such, stock-based compensation was measured using the intrinsic value method, that is, the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the employee is required to pay for the stock. None of the stock option awards were expensed under APB No. 25 because their intrinsic value was zero at the date of grant. The restricted stock awards were expensed under APB No. 25 because their intrinsic value was equal to the fair market value of the stock at the date of grant. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, pro forma disclosures were provided illustrating the effect on net earnings and earnings per share as if the fair value based method had been applied.
As a result of adopting SFAS No. 123(R) on February 1, 2006, the Company’s earnings before income taxes, earnings from continuing operations and net earnings were lower for the three months ended October 31, 2006 by $1,005,000, $758,000 and $758,000, respectively, and were lower for the nine months ended October 31, 2006 by $3,734,000, $2,712,000 and $2,712,000, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. If the Company had not adopted SFAS No. 123(R), basic and diluted earnings per share would have been $.46 for the three months ended October 31, 2006, compared to the reported basic and diluted earnings per share of $.45. If the Company had not adopted SFAS No. 123(R), basic and diluted earnings per share would have been $1.07 and $1.06, respectively, for the nine months ended October 31, 2006, compared to the reported basic and diluted earnings per share of $1.05 and $1.03, respectively. The unearned compensation costs of $4,151,000 relating to 258,750 shares of unvested restricted stock at January 31, 2006, which was reported as a reduction of shareholders’ equity at January 31, 2006 under APB No. 25, was eliminated against common stock and additional paid-in capital on February 1, 2006 upon the adoption of SFAS No. 123(R).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation (continued)
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from exercises of stock options and vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows. The $2,464,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123(R).
During the three and nine months ended October 31, 2006, the Company recognized stock-based compensation costs of $3,007,000 and $9,058,000, respectively. The composition of the stock-based compensation costs, the amount charged to operating expenses and the amount capitalized into the basis of qualifying real estate projects under development are as follows:

	Three Months Ended October 31, 2006				Nine Months Ended October 31, 2006
				Deferred				Deferred
				Income Tax				Income Tax
	Operating			Benefit	Operating			Benefit
	Expense	Capitalized	Total	Recognized	Expense	Capitalized	Total	Recognized
	(in thousands)				(in thousands)
Stock option costs	$1,005	$810	$1,815	$247	$3,734	$2,139	$5,873	$1,022
Restricted stock costs	522	670	1,192	201	2,515	670	3,185	971

	$1,527	$1,480	$3,007	$448	$6,249	$2,809	$9,058	$1,993

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the nine months ended October 31, 2006:

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
The following table provides a summary of stock option activity for the nine months ended October 31, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Intrinsic
		Exercise	Term	Value
STOCK OPTIONS	Shares	Price	(in years)	(in thousands)

Outstanding at January 31, 2006	3,054,148	$18.42
Granted	960,100	$46.37
Exercised	(223,728)	$12.35
Forfeited	(26,600)	$21.85

Outstanding at October 31, 2006	3,763,920	$25.88	6.9	$109,211

Options exercisable (fully vested) at October 31, 2006	1,397,120	$13.30	4.5	$58,116

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation (continued)
The weighted average grant-date fair value of stock options granted during the nine months ended October 31, 2006 was $14.32. The intrinsic value of stock options exercised during the nine months ended October 31, 2006 was $8,290,000. Cash received from stock options exercised during the nine months ended October 31, 2006 was $2,769,000. Income tax benefit realized as a reduction of income taxes payable from stock options exercised during the nine months ended October 31, 2006 was $2,128,000 of which $2,090,000 represents the excess tax benefit recorded to additional paid-in capital. At October 31, 2006, there was $15,836,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 3.0 years.
The following table provides a summary of restricted stock activity for the nine months ended October 31, 2006:

		Weighted Average
		Grant-Date
RESTRICTED STOCK	Shares	Fair Value

Unvested shares at January 31, 2006	258,750	$21.15
Granted	191,000	$46.37
Vested	(56,250)	$15.50
Forfeited	—	$—

Unvested shares at October 31, 2006	393,500	$34.20

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
At October 31, 2006, there was $9,823,000 of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.0 years. The value of shares that vested during the nine months ended October 31, 2006 was $872,000.
In connection with the vesting of restricted stock during the nine months ended October 31, 2006 and 2005, the Company repurchased into treasury 17,970 shares and 61,584 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $826,000 and $1,945,000, respectively.
For the three and nine months ended October 31, 2005, the Company expensed $307,000 and $1,188,000, respectively, related to compensation costs for restricted shares. The following table shows the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options in the prior periods:

	Three Months Ended	Nine Months Ended
	October 31, 2005	October 31, 2005

Net earnings (in thousands)
As reported	$12,904	$55,284
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax (1)	(1,015)	(2,692)

Pro forma	$11,889	$52,592

Basic earnings per share
As reported	$.13	$.55
Pro forma	$.12	$.52
Diluted earnings per share
As reported	$.13	$.54
Pro forma	$.12	$.51

(1)	Stock option costs were assumed to be expensed in full for the pro forma disclosure.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three and nine months ended October 31, 2006 and 2005. The Company considers assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
There were no properties classified as held for sale as of October 31, 2006. Summarized financial information for Hilton Times Square Hotel’s assets, liabilities and minority interest that were held for sale as of January 31, 2006 were as follows:

January 31,
2006
(in thousands)
Assets
Real estate	$101,374
Cash and equivalents	2,854
Restricted cash	2,808
Notes and accounts receivable, net	3,154
Other assets	3,030

Total Assets	$113,220

Liabilities
Mortgage debt, nonrecourse	$81,133
Notes payable	15,000
Accounts payable and accrued expenses	14,421

Total Liabilities	110,554

Minority interest	3,843

Total Liabilities and Minority Interest	$114,397

The following table lists the consolidated rental properties included in discontinued operations:

				Three Months	Nine Months	Three Months	Nine Months
		Square Feet/	Quarter/ Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	10/31/2006	10/31/2006	10/31/2005	10/31/2005

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	Yes	Yes	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	Yes	Yes	Yes	Yes
Hilton Times Square Hotel	Manhattan, New York	444 rooms	Q1-2006	—	Yes	Yes	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	—	Yes	Yes	Yes

Residential Group:
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	—	Yes	Yes	Yes
Enclave	San Jose, California	637 units	Q4-2005	—	—	Yes	Yes
Cherrywood Village	Denver, Colorado	360 units	Q3-2005	—	—	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q3-2005	—	—	Yes	Yes

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
The operating results related to discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Revenues	$13,840	$30,437	$50,097	$87,489

Expenses
Operating expenses	9,983	21,092	38,369	64,034
Depreciation and amortization	14	3,207	3,000	10,214

	9,997	24,299	41,369	74,248

Interest expense	(1,983)	(5,374)	(6,051)	(16,244)
Amortization of mortgage procurement costs	(45)	(943)	(221)	(2,844)
Loss on early extinguishment of debt	—	(1,111)	—	(1,111)
Interest and other income	137	192	977	434
Gain on disposition of rental properties (see below)	143,494	9,476	287,220	9,476

Earnings before income taxes	145,446	8,378	290,653	2,952

Income tax expense (benefit)
Current	17,363	(383)	17,197	(4,359)
Deferred	15,831	3,384	49,282	5,238

	33,194	3,001	66,479	879

Earnings before minority interest	112,252	5,377	224,174	2,073

Minority interest, net of tax
Gain on disposition of rental properties	59,616	—	118,009	—
Operating earnings (loss) from rental properties	(75)	621	596	683

	59,541	621	118,605	683

Net earnings from discontinued operations	$52,711	$4,756	$105,569	$1,390

Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of properties, before tax and minority interest, for the three and nine months ended October 31, 2006 and 2005:

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2006	2005	2006	2005
		(in thousands)		(in thousands)
Discontinued Operations:
Embassy Suites Hotel	Manhattan, New York	$117,606	$—	$117,606	$—
Battery Park City (Retail)	Manhattan, New York	25,888	—	25,888	—
Hilton Times Square Hotel	Manhattan, New York	—	—	135,945	—
Providence at Palm Harbor (Apartments)	Tampa, Florida	—	—	7,342	—
G Street Retail (Specialty Retail Center)	Philadelphia, Pennsylvania	—	—	439	—
Ranchstone (Apartments)	Denver, Colorado	—	5,079	—	5,079
Cherrywood Village (Apartments)	Denver, Colorado	—	4,397	—	4,397

Total		$143,494	$9,476	$287,220	$9,476

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of gains on equity method investments disposed of during the three and nine months ended October 31, 2006 and 2005, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2006	2005	2006	2005
		(in thousands)		(in thousands)
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	$—	$—	$7,662	$—
Flower Park Plaza (Apartments)	Santa Ana, California	—	2,526	—	2,526
Showcase (Specialty Retail Center)	Las Vegas, Nevada	—	—	—	13,145
Colony Place (Apartments)	Fort Myers, Florida	—	—	—	5,352

Total		$—	$2,526	$7,662	$21,023

Provision for Decline in Real Estate
The Company reviews its real estate portfolio to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in its real estate portfolio pursuant to the guidance established in SFAS No. 144.
During the nine months ended October 31, 2006, the Company recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a 354,000 square-foot commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. For the three and nine months ended October 31, 2005, the Company recorded a provision for decline in real estate of $3,480,000 and $6,100,000, respectively. During the three months ended October 31, 2005, the Company recorded a provision for decline in real estate of $3,480,000 related to Sterling Glen of Forest Hills, an 84-unit supported living residential community located in Queens, New York. During the previous six month period, the Company had recorded a provision for decline in real estate of $1,120,000 related to Sterling Glen of Forest Hills and $1,500,000 related to the Ritz Carlton, a 206 room commercial hotel located in Cleveland, Ohio. These provisions represent a write down to the estimated fair value, less cost to sell due to a change in events, such as an offer to purchase, related to the estimated future cash flows of these properties.
D. Bank Revolving Credit Facility
The bank revolving credit facility as amended June 30, 2006 provides, among other things, for 1) borrowings up to $600,000,000; 2) at the Company’s election, interest rates of 1.75% over the London Interbank Offered Rate (“LIBOR”) or 1/2% over the prime rate; 3) a maturity date of March 2009; 4) maintenance of debt service coverage ratios and specified levels of net worth (as defined in the credit facility); 5) dividend and stock repurchase limitation of $40,000,000 per annual period; and 6) the ability to use up to $100,000,000 of available borrowings for letters of credit or surety bonds. On October 3, 2006, the bank revolving credit facility was further amended to provide the Company the ability to repurchase shares of outstanding Class A common stock using proceeds from the issuance of the 3.625% Puttable Equity-Linked Senior Notes (see Note E — Senior and Subordinated Debt) in an aggregate amount not to exceed $50,000,000. There were $72,503,000 in letters of credit and $-0- in surety bonds outstanding at October 31, 2006.
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
The outstanding balance of the revolving credit facility was $-0- and $82,500,000 at October 31, 2006 and January 31, 2006, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following:

	October 31, 2006	January 31, 2006
	(in thousands)

3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500	$—

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	837,500	550,000

Subordinated Debt:
Redevelopment Bonds due 2010	20,400	20,400
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	49,400	49,400

Total Senior and Subordinated Debt	$886,900	$599,400

Puttable Equity-Linked Senior Notes
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of approximately $25,100,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of the Company’s Class A common stock, to repay the outstanding balance of $190,000,000 under the bank revolving credit facility (see Note D — Bank Revolving Credit Facility) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007. The Company may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a change in control, as defined, the holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of the Company’s Class A common stock, as set forth in the applicable indenture.
If a note is put to the Company, a holder would receive (i) cash equal to the lesser of the principal amount of the note or the put value and (ii) to the extent the put value exceeds the principal amount of the note, shares of the Company’s Class A common stock, cash, or a combination of Class A common stock and cash, at the Company’s option. The initial put value rate will be 15.0631 shares of Class A common stock per $1,000 principal amount of notes (equivalent to a put value price of $66.39 per share of Class A common stock). The put value rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change,” as defined, occurs prior to the maturity date, the Company will in some cases increase the put value rate for a holder that elects to put its notes to it.
The Company is obligated to use its best efforts to cause a shelf registration statement for the resale of the notes and the Class A common stock issuable upon the Company’s exercise of the net share settlement option to become effective under the Securities Act within 180 days after October 10, 2006.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Senior and Subordinated Debt (continued)
Concurrent with the issuance of the notes, the Company purchased a call option on its Class A common stock in a private transaction. The purchased call option allows the Company to receive shares of its Class A common stock and/or cash from counterparties equal to the amounts of Class A common stock and/or cash related to the excess put value that it would pay to the holders of the notes if put to the Company. These purchased call options will terminate upon the earlier of the maturity dates of the notes or the first day all of the notes are no longer outstanding due to a put or otherwise. The purchased call options, which cost an aggregate $45,885,000 ($28,155,000 net of the related tax benefit), were recorded net of tax as a reduction of shareholders’ equity through additional paid-in capital. In a separate transaction, the Company sold warrants to issue shares of the Company’s Class A common stock at an exercise price of $74.35 per share in a private transaction. If the average price of the Company’s Class A common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of the Company’s Class A common stock. Proceeds received from the issuance of the warrants totaled approximately $28,923,000 and were recorded as an addition to shareholders’ equity through additional paid-in capital.
Other Senior Notes
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
On January 25, 2005, the Company issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under its shelf registration statement. The proceeds from this offering (net of $4,185,000 of offering costs) were used to repay the outstanding balance under the Company’s bank revolving credit facility and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by the Company, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if the Company completes one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
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
The Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt, including the bank revolving credit facility. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Senior and Subordinated Debt (continued)
Subordinated Debt
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
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”), which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of Stapleton Land, LLC, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, the Company contributed additional net collateral of $2,094,000. The Company consolidated the collateralized borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. As the bonds were redeemed in July 2005, there are no balances reported for the revenue bonds or collateral at October 31, 2006 and January 31, 2006 in the Consolidated Balance Sheets, and no amounts are recorded in the Consolidated Statements of Earnings for the three and nine months ended October 31, 2006 related to this collateralized borrowing. For the three and nine months ended October 31, 2005, the Company recorded approximately $-0- and $2,670,000, respectively, of interest income and $-0- and $1,162,000, respectively, of interest expense related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amounts recorded for the nine months ended October 31, 2005, approximately $2,588,000 is interest income on the RITES and $82,000 is interest income on the collateral.
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
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000 which is recorded as restricted cash in the Consolidated Balance Sheets. For the three and nine months ended October 31, 2006, the Company recorded $287,000 and $793,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $486,000, respectively, is fee interest income and $123,000 and $307,000, respectively, is interest income on the collateral. For the three and nine months ended October 31, 2005, the Company recorded approximately $276,000 and $310,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $198,000, respectively, is fee interest income and $112,000 and $112,000, respectively, is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At October 31, 2006, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F . Financing Arrangements (continued)
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a forward delivery placement agreement whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. On July 3, 2006, the District elected to withdraw $10,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the forward delivery placement agreement. Stapleton Land, LLC immediately sold the Converted Bonds to Lehman. The Company determined that the sale of the Converted Bonds to Lehman qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Converted Bonds to Lehman and the Converted Bonds have not been recorded in the Consolidated Balance Sheet. As of October 31, 2006, there have been no further draws made by the District.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of approximately $11,042,000 at October 31, 2006 and $7,244,000 at January 31, 2006 is recorded in other assets in the Consolidated Balance Sheets. For the three and nine months ended October 31, 2006, the Company has reported interest income of approximately $1,081,000 and $3,798,000, respectively, related to the Fee in the Consolidated Statements of Earnings. For the three and nine months ended October 31, 2005, the Company has reported interest income of approximately $454,000 and $1,958,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. (See the Accounting for Derivative Instruments and Hedging Activities section in Note A). The change in the fair value of the TRS is marked to market through earnings. The fair value of the TRS was approximately $458,000 and $1,100,000 at October 31 and January 31, 2006, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Dividends
The Company pays quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.06 per share on both Class A and Class B common stock was declared on March 23, 2006 and was paid on June 15, 2006 to shareholders of record at the close of business on June 1, 2006. The second quarterly cash dividend of $.07 per share on both Class A and Class B common stock was declared on June 15, 2006 and was paid on September 15, 2006 to shareholders of record at the close of business on September 1, 2006. The third quarterly dividend of $.07 per share on both Class A and Class B common stock was declared on September 27, 2006 and will be paid on December 15, 2006 to shareholders of record at the close of business on December 1, 2006.
H. Earnings per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for “earnings (loss) from continuing operations.”

	Earnings (Loss) from	Weighted Average
	Continuing Operations	Common Shares
	(Numerator)	Outstanding	Per Common
	(in thousands)	(Denominator)	Share

Three Months Ended October 31,
2006
Basic loss per share	$(6,836)	101,680,649	$(.07)
Effect of dilutive securities (1)(2)(3)	—	—	—

Diluted loss per share	$6,836)	101,680,649	$(.07)

2005
Basic earnings per share	$8,148	101,114,253	$.08
Effect of dilutive securities	—	1,561,500	—

Diluted earnings per share	$8,148	102,675,753	$.08

Nine Months Ended October 31,
2006
Basic earnings per share	$1,056	101,670,129	$.01
Effect of dilutive securities(1)(3)	—	1,565,938	—

Diluted earnings per share	$1,056	103,236,067	$.01

2005
Basic earnings per share	$53,894	100,942,611	$.53
Effect of dilutive securities	—	1,547,705	—

Diluted earnings per share	$53,894	102,490,316	$.53

(1)
For the three and nine months ended October 31, 2006, options to purchase 960,100 shares of common stock, which were granted in April 2006, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(2)
For the three months ended October 31, 2006, the effect of 1,646,734 shares of dilutive securities were not included in the computation of diluted earnings per share because their effect is anti-dilutive to the loss from continuing operations.

(3)
The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note E – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will be required to issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the three and nine months ended October 31, 2006 as the Company’s stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the three and nine months ended October 31, 2006 as the Company’s stock price did not exceed the exercise price.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	October 31,	January 31,
	2006	2006
	(in thousands)
Members’ and partners’ equity as below	$626,602	$564,280
Equity of other members and partners	425,719	409,035

Company’s investment in partnerships	200,883	155,245
Advances to and on behalf of other affiliates (1)	198,489	206,697

Total Investments in and Advances to Affiliates	$399,372	$361,942

(1)
As is customary within the real estate industry, the Company invests in certain projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. The most significant partnership for which the Company provides funding relates to Forest City Ratner Companies, representing the Commercial Group’s New York City operations and one unconsolidated project reported in the Residential Group. The Company consolidates the majority of its investments in these Commercial Group projects. The Company’s partner, Bruce C. Ratner, is the President and Chief Executive Officer of Forest City Ratner Companies (“FCRC”) and is the cousin to five executive officers of the Company. At October 31, 2006 and January 31, 2006, amounts advanced for projects on behalf of this partner, collateralized solely by each respective partnership interest were $44,908 and $50,230, respectively, of the $198,489 and $206,697 presented above for “Advances to and on behalf of other affiliates.” These advances entitle the Company to a preferred return on and of the outstanding balances, which are payable solely from cash flows of each respective property, as well as a deficit restoration obligation provided by the partner. On November 8, 2006, the Company completed the restructuring of the FCRC portfolio (See Footnote K – Subsequent Event) and, as such, a substantial portion of these advances have been repaid.

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	October 31,	January 31,
	2006	2006
	(in thousands)
Balance Sheet:
Completed rental properties	$2,403,432	$1,946,922
Projects under development	738,239	854,316
Land held for development or sale	215,280	181,315
Accumulated depreciation	(559,056)	(529,501)
Restricted cash	549,176	317,850
Other assets	429,424	469,676

Total Assets	$3,776,495	$3,240,578

Mortgage debt, nonrecourse	$2,603,266	$2,145,146
Other liabilities	546,627	531,152
Members’ and partners’ equity	626,602	564,280

Total Liabilities and Members’/Partners’ Equity	$3,776,495	$3,240,578

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I . Investments in and Advances to Affiliates (continued)

		(Combined 100%)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Operations:
Revenues	$132,358	$169,052	$466,570	$498,307
Operating expenses	(85,486)	(101,352)	(319,121)	(304,612)
Interest expense	(33,965)	(24,747)	(100,290)	(90,673)
Provision for decline in real estate	—	—	(1,000)	(704)
Depreciation and amortization	(16,089)	(16,239)	(77,375)	(74,494)
Interest income	3,769	214	10,496	7,164
Gain on disposition of rental properties (2)	—	4,094	15,325	85,802

Net earnings (loss) (pre-tax) (3)	$587	$31,022	$(5,395)	$120,790

Company’s portion of net earnings (pre-tax)	$9,122	$16,113	$15,811	$46,029

(2)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

		Three Months Ended October 31,		Nine Months Ended October 31,
		2006	2005	2006	2005

Midtown Plaza (Specialty Retail Center)	(Parma, Ohio)	$—	$—	$15,325	$—
Flower Park Plaza (Apartments)	(Santa Ana, California)	—	4,094	—	4,094
Showcase (Specialty Retail Center)	(Las Vegas, Nevada)	—	—	—	71,005
Colony Place (Apartments)	(Fort Myers, Florida)	—	—	—	10,703

Total gain on disposition of equity method rental properties		$—	$4,094	$15,325	$85,802

Company’s portion of gain on disposition of equity method rental properties		$—	$2,526	$7,662	$21,023

(3)
Included in the amounts above are the following amounts for the three and nine months ended October 31, 2006 and 2005 related to the Company’s investment in an entity that is reported in the Nets segment. This entity primarily reports on the operations of the New Jersey Nets basketball team, a franchise of the National Basketball Association, in which the Company has been an equity method investor since August 16, 2004. Summarized financial information for this equity method investment is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005

Operations:
Revenues	$2,943	$3,444	$63,445	$55,400
Operating expenses	(9,821)	(9,911)	(75,051)	(59,995)
Interest expense	(2,691)	(1,462)	(8,924)	(6,428)
Depreciation and amortization	(1,667)	(1,278)	(26,262)	(25,502)

Net loss (pre-tax)	$(11,236)	$(9,207)	$(46,792)	$(36,525)

Company’s portion of net loss (pre-tax)	$(685)	$(2,946)	$(11,654)	$(13,464)

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

					Three Months Ended		Nine Months Ended
			October 31,	January 31,	October 31,		October 31,

			2006	2006	2006	2005	2006	2005

			Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group			$6,012,576	$5,357,159	$382,709	$189,767	$676,759	$611,219
Residential Group			2,031,045	2,161,902	37,159	79,195	106,848	202,456
Land Development Group			314,542	229,914	1,444	354	7,771	383
The Nets			8,111	19,236	—	—	—	—
Corporate Activities			162,718	222,130	146	552	277	2,066

			$8,528,992	$7,990,341	$421,458	$269,868	$791,655	$816,124

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	October 31,		October 31,		October 31,		October 31,

	2006	2005	2006	2005	2006	2005	2006	2005

	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$181,131	$170,385	$533,416	$510,253	$96,649	$84,646	$273,878	$246,691
Commercial Group Land Sales	10,062	19,608	35,258	85,039	3,698	13,077	18,348	54,163
Residential Group	64,531	53,204	186,892	154,737	42,583	35,832	123,239	103,237
Land Development Group	22,934	17,767	65,844	77,241	16,645	11,298	42,165	45,997
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	—	—	—	—	12,536	9,683	30,813	26,440

	$278,658	$260,964	$821,410	$827,270	$172,111	$154,536	$488,443	$476,528

	Interest and Other Income				Interest Expense

Commercial Group	$1,178	$994	$4,437	$3,113	$42,403	$39,873	$130,500	$122,178
Residential Group	1,854	858	13,210	2,447	14,465	11,493	42,546	34,052
Land Development Group	3,749	2,685	11,361	11,502	2,035	1,492	6,507	5,627
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	324	451	978	1,423	12,175	10,580	34,955	32,166

	$7,105	$4,988	$29,986	$18,485	$71,078	$63,438	$214,508	$194,023

	Depreciation and Amortization Expense

Commercial Group	$32,148	$29,610	$91,644	$88,904
Residential Group	12,685	10,948	38,198	31,230
Land Development Group	30	55	135	192
The Nets	—	—	—	—
Corporate Activities	252	188	925	706

	$45,115	$40,801	$130,902	$121,032

					Earnings Before Depreciation,
	Earnings Before Income Taxes (EBIT) (1)				Amortization & Deferred Taxes (EBDT)

Commercial Group	$18,443	$23,720	$59,036	$87,004	$48,561	$52,694	$142,346	$160,235
Gain on disposition of equity method properties	—	—	7,662	13,145	—	—	—	—
Provision for decline in real estate	—	—	(1,923)	(1,500)	—	—	—	—
Provision for decline in real estate recorded on equity method	—	—	(400)	(704)	—	—	—	—
Residential Group	(1,003)	(4,094)	(7,966)	(8,437)	19,053	12,705	56,745	44,181
Gain on disposition of equity method properties	—	2,526	—	7,878	—	—	—	—
Provision for decline in real estate	—	(3,480)	—	(4,600)	—	—	—	—
Land Development Group	12,220	20,786	45,642	64,029	7,877	14,480	25,308	39,179
The Nets	(1,342)	(3,781)	(14,084)	(16,997)	(730)	(2,320)	(8,306)	(10,428)
Corporate Activities	(24,639)	(20,000)	(65,715)	(57,889)	(17,361)	(13,309)	(38,689)	(36,328)
Gain on disposition of other investments	—	—	—	606	—	—	—	—

	$3,679	$15,677	$22,252	$82,535	$57,400	$64,250	$177,404	$196,839

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J. Segment Information (continued)
Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to Net Earnings by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended October 31, 2006	Group	Group	Group	The Nets	Activities	Total

EBDT	$48,561	$19,053	$7,877	$(730)	$(17,361)	$57,400
Depreciation and amortization – Real Estate Groups	(32,314)	(14,529)	(41)	—	—	(46,884)
Amortization of mortgage procurement costs – Real Estate Groups	(2,058)	(660)	—	—	—	(2,718)
Deferred taxes – Real Estate Groups	(5,966)	(4,004)	(792)	—	(3,146)	(13,908)
Straight-line rent adjustment	1,743	(7)	(1)	—	—	1,735
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization – Real Estate Groups	(338)	—	—	—	—	(338)
Amortization of mortgage procurement costs – Real Estate Groups	(25)	—	—	—	—	(25)
Deferred taxes – Real Estate Groups	(648)	—	—	—	—	(648)
Straight-line rent adjustment	(207)	—	—	—	—	(207)
Gain on disposition of rental properties	51,468	—	—	—	—	51,468

Net earnings (loss)	$60,216	$(147)	$7,043	$(730)	$(20,507)	$45,875

Three Months Ended October 31, 2005

EBDT	$52,694	$12,705	$14,480	$(2,320)	$(13,309)	$64,250
Depreciation and amortization – Real Estate Groups	(29,394)	(13,234)	(41)	—	—	(42,669)
Amortization of mortgage procurement costs – Real Estate Groups	(1,935)	(588)	—	—	—	(2,523)
Deferred taxes – Real Estate Groups	(6,723)	(27)	(2,593)	—	(243)	(9,586)
Straight-line rent adjustment	1,690	43	—	—	—	1,733
Provision for decline in real estate, net of tax and minority interest	—	(1,301)	—	—	—	(1,301)
Gain on disposition recorded on equity method, net of tax	—	1,551	—	—	—	1,551
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization – Real Estate Groups	(3,001)	(606)	—	—	—	(3,607)
Amortization of mortgage procurement costs – Real Estate Groups	(474)	(29)	—	—	—	(503)
Deferred taxes – Real Estate Groups	335	(57)	—	—	—	278
Straight-line rent adjustment	(533)	—	—	—	—	(533)
Gain on disposition of rental properties	—	5,814	—	—	—	5,814

Net earnings (loss)	$12,659	$4,271	$11,846	$(2,320)	$(13,552)	$12,904

Nine Months Ended October 31, 2006

EBDT	$142,346	$56,745	$25,308	$(8,306)	$(38,689)	$177,404
Depreciation and amortization – Real Estate Groups	(92,158)	(52,895)	(115)	—	—	(145,168)
Amortization of mortgage procurement costs – Real Estate Groups	(5,775)	(2,194)	—	—	—	(7,969)
Deferred taxes – Real Estate Groups	(17,475)	(5,001)	1,277	—	(3,240)	(24,439)
Straight-line rent adjustment	5,443	12	(2)	—	—	5,453
Provision for decline in real estate, net of tax and minority interest	(1,180)	—	—	—	—	(1,180)
Gain on disposition recorded on equity method, net of tax	4,700	—	—	—	—	4,700
Provision for decline in real estate recorded on equity method, net of tax	(245)	—	—	—	—	(245)
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization – Real Estate Groups	(3,497)	(142)	—	—	—	(3,639)
Amortization of mortgage procurement costs – Real Estate Groups	(125)	(4)	—	—	—	(129)
Deferred taxes – Real Estate Groups	(966)	(132)	—	—	—	(1,098)
Straight-line rent adjustment	(894)	—	—	—	—	(894)
Gain on disposition of rental properties	99,323	4,506	—	—	—	103,829

Net earnings (loss)	$129,497	$895	$26,468	$(8,306)	$(41,929)	$106,625

Nine Months Ended October 31, 2005

EBDT	$160,235	$44,181	$39,179	$(10,428)	$(36,328)	$196,839
Depreciation and amortization – Real Estate Groups	(88,632)	(38,235)	(146)	—	—	(127,013)
Amortization of mortgage procurement costs – Real Estate Groups	(5,271)	(1,864)	—	—	—	(7,135)
Deferred taxes – Real Estate Groups	(10,334)	(734)	(1,633)	—	(2,063)	(14,764)
Straight-line rent adjustment	7,821	29	—	—	—	7,850
Gain on disposition of other investments, net of tax	—	—	—	—	372	372
Provision for decline in real estate, net of tax and minority interest	(920)	(1,960)	—	—	—	(2,880)
Gain on disposition recorded on equity method, net of tax	8,064	4,836	—	—	—	12,900
Provision for decline in real estate recorded on equity method, net of tax	(432)	—	—	—	—	(432)
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization – Real Estate Groups	(8,752)	(2,748)	—	—	—	(11,500)
Amortization of mortgage procurement costs – Real Estate Groups	(1,424)	(100)	—	—	—	(1,524)
Deferred taxes – Real Estate Groups	(1,489)	(87)	—	—	—	(1,576)
Straight-line rent adjustment	(1,667)	—	—	—	—	(1,667)
Gain on disposition of rental properties	—	5,814	—	—	—	5,814

Net earnings (loss)	$57,199	$9,132	$37,400	$(10,428)	$(38,019)	$55,284

(1)	See Consolidated Statements of Earnings on page 3 for reconciliation of EBIT to net earnings.

(2)	See Note C — Discontinued Operations starting on page 16 for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Subsequent Event
On November 8, 2006, the Company completed the restructuring of the Forest City Ratner Companies (“FCRC”) portfolio. The portfolio is composed of the Company’s and Bruce C. Ratner’s (“Mr. Ratner”) combined interests in a total of 30 retail, office and residential operating properties, certain service companies, and seven identified development opportunities, all in the greater New York City metropolitan area. The majority of the combined interests are and will continue to be consolidated into the financial statements of the Company. Mr. Ratner is the President and Chief Executive Officer of FCRC and is a cousin of five executive officers of the Company. FCRC represents the Commercial Group’s New York City operations and one unconsolidated project reported in the Residential Group. Mr. Ratner will continue to be President and Chief Executive Officer of FCRC and was named an executive officer of the Company on November 9, 2006.
In connection with the restructuring, Mr. Ratner contributed his ownership interests in the 30 operating properties, the service companies and participation rights in all future developments, except the seven identified development opportunities, to a newly-formed jointly-owned limited liability company (the “Joint LLC”) that will be controlled by the Company. The Joint LLC’s equity is composed of Class A Common Units owned by Mr. Ratner and certain of his affiliates that may be exchanged for the Company’s Class A common stock and Class B Common Units owned by the Company that may not be exchanged. The Joint LLC will pay a total of $46,300,000 in cash ($35,800,000 was paid on November 8, 2006 and $10,500,000 will be paid on January 2, 2007) and issued approximately 3,894,000 Class A Common Units to Mr. Ratner. After a one-year lock-up period, each of the Class A Common Units may be exchanged for an equal number of shares of the Company’s Class A common stock or, solely at the Company’s option, cash based on the value of the stock at the time of conversion. For the first five years only, Class A Common Units that have not been exchanged will receive their proportionate share of an aggregate annual preferred payment of $2,500,000 plus an amount equal to the dividends paid on the same number of shares of the Company’s common stock. After five years, the annual preferred payment on the outstanding Class A Common Units will equal only the dividends paid on the Company’s common stock. In addition, the Company will indemnify Mr. Ratner for tax liabilities he may incur as a result of the sale of certain of these properties during the 12-year period following the closing of the transaction. On November 9, 2006, after obtaining approval of the National Basketball Association, Mr. Ratner transferred his interest in the entity which has an ownership interest in the Nets basketball franchise to the Company. Mr. Ratner will continue to be Chairman of the Nets.
The Company and Mr. Ratner have also agreed to terms and conditions under which they will value and possibly restructure the seven existing development opportunities when those developments stabilize. Prior to stabilization, each of these development properties will remain jointly owned under the existing structure. Upon stabilization, each of these properties will be valued, either by negotiation, through arbitration or by obtaining a bona fide third-party offer. Once the value of the property has been determined, the Company may, in its sole discretion, cause the property either to be contributed to the Joint LLC in exchange for additional units, sold to the Joint LLC for cash, sold to a third party or remain jointly owned by the Company and Mr. Ratner. These seven development opportunities are:
•	Twelve Metrotech Center, a 177,000 square-foot office building in Brooklyn, which is currently undergoing lease-up;

•	New York Times Building, a 1,500,000 square-foot office project and East River Plaza, a 547,000 square-foot retail center, both located in Manhattan, which are currently under construction;

•	Ridge Hill, a 1,200,000 square-foot retail project in Yonkers and Mill Basin, a 125,000 square-foot retail center in Brooklyn, which are currently under development; and

•	Beekman, a 851-unit residential building in lower Manhattan and 80 DeKalb, a 430,000 square-foot residential building in Brooklyn, which are currently under development.

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
We have approximately $8.5 billion of assets in 25 states and the District of Columbia at October 31, 2006. Our core markets include New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and California. We have offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters are in Cleveland, Ohio.
Overview
Significant milestones occurring during the third quarter of 2006 included:
•	The opening of San Francisco Centre, a 1.5 million square-foot retail center in San Francisco, California, which is an equity method property jointly owned by us and Westfield America;

•	The opening of the third phase of Northfield at Stapleton, a 1.2 million square-foot retail center in Denver, Colorado;

•	Closing on our offering of $287.5 million 3.625% Puttable Equity-Linked Senior Notes due 2011 and the related repurchase of approximately $25 million of our Class A common stock;

•	Taking advantage of market conditions and relatively high valuations by disposing of the Embassy Suites, a 463-room hotel and Battery Park City, a retail center, both located in Manhattan, New York;

•	Completing the acquisition of ING Real Estate’s (“ING”) interest in the New York Times Building in Manhattan, New York;

•	Closing on the acquisition of our limited partner’s interest at Galleria at Sunset, a retail center in Henderson, Nevada;

•	Signing an agreement with the Fitzsimons Redevelopment Authority to develop a 160-acre life sciences office park near Denver, Colorado; and

•	Closing $480.8 million in mortgage financing transactions at attractive interest rates.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

Net Earnings — Net earnings for the three months ended October 31, 2006 were $45,875,000 versus $12,904,000 for the three months ended October 31, 2005. Although we have substantial recurring revenue sources from our properties, we are a transactional-based business, which could create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following increase, which is net of tax and minority interest:
•
$51,468,000 ($83,878,000, pre-tax) primarily related to the 2006 gains on disposition of two consolidated properties, Embassy Suites Hotel, a 463-room hotel located in Manhattan, New York, and Battery Park City, a retail center located in Manhattan, New York.

These increases were partially offset by the following decreases, net of tax and minority interest:
•	$5,814,000 ($9,476,000, pre-tax) related to the 2005 gains on disposition of two consolidated properties, Cherrywood Village and Ranchstone, apartment communities located in Denver, Colorado;

•
Decrease of $4,803,000 ($8,304,000, pre-tax) related to earnings reported in the Land Development Group primarily due to a decrease in land sales at Stapleton in Denver, Colorado and Central Station in Chicago, Illinois;

•
$2,937,000 ($4,785,000, pre-tax) related to the fair market value adjustments of certain of our 10-year forward swaps which were marked to market through earnings during the three months ended October 31, 2006 as a result of the derivatives not qualifying for hedge accounting (See the Interest Rate Exposure section);

•	$1,550,000 ($2,526,000, pre-tax) related to the 2005 gain on disposition of one equity method property, Flower Park Plaza, an apartment community located in Santa Ana, California; and

•
Decrease of $758,000 ($1,005,000, pre-tax) related to the expensing of stock options upon our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”), on February 1, 2006.

Net earnings for the nine months ended October 31, 2006 were $106,625,000 versus $55,284,000 for the nine months ended October 31, 2005. This variance to the prior year is primarily attributable to the following increases, which are net of tax and minority interest:
•
$103,829,000 ($169,211,000, pre-tax) related to the 2006 gains on disposition of five consolidated properties, Providence at Palm Harbor, an apartment community located in Tampa, Florida, Hilton Times Square, a 444-room hotel located in Manhattan, New York, G Street, a specialty retail center located in Philadelphia, Pennsylvania, Embassy Suites Hotel, and Battery Park City;

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

These increases were partially offset by the following decreases, net of tax and minority interest:
•
$12,900,000 ($21,023,000, pre-tax) related to the 2005 gains on disposition of three equity method properties, Showcase, a specialty retail center located in Las Vegas, Nevada, Colony Place, an apartment community located in Fort Myers, Florida, and Flower Park Plaza;

•
Decrease of $11,298,000 ($18,372,000, pre-tax) related to decreases in Commercial Group sales of land, outlots, and development projects. These decreases are made up of $7,008,000, pre-tax, related to a 2005 land sale at Twelve MetroTech Center, $5,756,000, pre-tax, in outlot land sales for our consolidated properties primarily at Simi Valley and Wadsworth, $4,517,000, pre-tax, related to the sale of a development project in Las Vegas, Nevada, and $1,091,000, pre-tax, related to land sales for our unconsolidated properties at Galleria at Sunset located in Henderson, Nevada, that did not recur which was partially offset by increased sales of land development projects for unconsolidated properties;

•	Decrease of $10,932,000 ($17,422,000, pre-tax) related to earnings reported in the Land Development Group primarily due to a decrease in land sales at Stapleton and Central Station;

•
$10,000,000 related to the one-time reduction of deferred income taxes which resulted from a favorable change in our effective tax rate due to a change in the rate in the State of Ohio during the nine months ended October 31, 2005;

•
$6,845,000 ($11,155,000, pre-tax) related to the fair market value adjustments of certain of our 10-year forward swaps which were marked to market through earnings during the nine months ended October 31, 2006 as a result of the derivatives not qualifying for hedge accounting;

•	$5,814,000 ($9,476,000, pre-tax) related to the 2005 gains on disposition of Cherrywood Village and Ranchstone;

•	Decrease of $2,712,000 ($3,734,000, pre-tax) related to the expensing of stock options upon our adoption of SFAS No. 123(R) on February 1, 2006; and

•	Decrease of $2,576,000 ($4,198,000, pre-tax) related to our development fee revenue at Twelve MetroTech Center that did not recur.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, interest and other income, equity in earnings (loss) of unconsolidated entities, operating expenses and interest expense incurred by each segment for the three and nine months ended October 31, 2006 and 2005, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended October 31,			Nine Months Ended October 31,
	2006	2005	Variance	2006	2005	Variance
	(in thousands)			(in thousands)

Revenues from Real Estate Operations
Commercial Group	$181,131	$170,385	$10,746	$533,416	$510,253	$23,163
Commercial Group Land Sales	10,062	19,608	(9,546)	35,258	85,039	(49,781)
Residential Group	64,531	53,204	11,327	186,892	154,737	32,155
Land Development Group	22,934	17,767	5,167	65,844	77,241	(11,397)
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	—	—	—	—

Total Revenues from Real Estate Operations	$278,658	$260,964	$17,694	$821,410	$827,270	$(5,860)

Interest and Other Income
Commercial Group	$1,178	$994	$184	$4,437	$3,113	$1,324
Residential Group	1,854	858	996	13,210	2,447	10,763
Land Development Group	3,749	2,685	1,064	11,361	11,502	(141)
The Nets	—	—	—	—	—	—
Corporate Activities	324	451	(127)	978	1,423	(445)

Total Interest and Other Income	$7,105	$4,988	$2,117	$29,986	$18,485	$11,501

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$3,327	$2,234	$1,093	$7,085	$9,192	$(2,107)
Gain on sale of Midtown	—	—	—	7,662	—	7,662
Gain on sale of Showcase	—	—	—	—	13,145	(13,145)
Residential Group	2,844	1,871	973	(2,332)	5,423	(7,755)
Gain on sale of Colony Place	—	—	—	—	5,352	(5,352)
Gain on sale of Flower Park Plaza	—	2,526	(2,526)	—	2,526	(2,526)
Land Development Group	4,293	13,263	(8,970)	17,480	27,388	(9,908)
The Nets	(1,342)	(3,781)	2,439	(14,084)	(16,997)	2,913
Corporate Activities	—	—	—	—	—	—

Total Equity in Earnings (Loss) of Unconsolidated Entities	$9,122	$16,113	$(6,991)	$15,811	$46,029	$(30,218)

Operating Expenses
Commercial Group	$96,649	$84,646	$12,003	$273,878	$246,691	$27,187
Cost of Commercial Group Land Sales	3,698	13,077	(9,379)	18,348	54,163	(35,815)
Residential Group	42,583	35,832	6,751	123,239	103,237	20,002
Land Development Group	16,645	11,298	5,347	42,165	45,997	(3,832)
The Nets	—	—	—	—	—	—
Corporate Activities	12,536	9,683	2,853	30,813	26,440	4,373

Total Operating Expenses	$172,111	$154,536	$17,575	$488,443	$476,528	$11,915

Interest Expense
Commercial Group	$42,403	$39,873	$2,530	$130,500	$122,178	$8,322
Residential Group	14,465	11,493	2,972	42,546	34,052	8,494
Land Development Group	2,035	1,492	543	6,507	5,627	880
The Nets	—	—	—	—	—	—
Corporate Activities	12,175	10,580	1,595	34,955	32,166	2,789

Total Interest Expense	$71,078	$63,438	$7,640	$214,508	$194,023	$20,485

Commercial Group
Revenues from real estate operations — Revenues from real estate operations for the Commercial Group increased by $1,200,000, or 0.63%, for the three months ended October 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $5,987,000 related to new property openings, as noted in the table on page 36;

•	Increase of $1,672,000 related to the buyout of our partner in Galleria at Sunset in Henderson, Nevada, previously accounted for on the equity method of accounting;

•
Increase of $1,113,000 related to an increase in occupancy and rents primarily at the following regional malls: Victoria Gardens, Promenade in Temecula and South Bay Galleria all of which are located in California; and

•	Increase of $937,000 primarily related to the expansion of Short Pump Town Center in Richmond, Virginia, which opened in September 2005.
These increases were partially offset by the following decreases:
•	Decrease of $9,546,000 ($10,162,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Wadsworth in Ohio and Simi Valley in California; and

•	Decrease of $793,000 ($476,000, net of minority interest) related to development fee revenue at Twelve Metrotech Center in Brooklyn, New York, which did not recur.
The balance of the remaining increase in revenues from real estate operations of approximately $1,830,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group decreased by $26,618,000, or 4.47%, for the nine months ended October 31, 2006 compared to the same period in the prior year. This decrease was primarily the result of:
•	Decrease of $30,325,000 ($30,967,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Wadsworth, Bolingbrook, Simi Valley and Salt Lake City;

•	Decrease of $19,456,000 ($15,565,000, net of minority interest) related to a 2005 land sale at Twelve Metrotech Center, which did not recur;

•	Decrease of $6,997,000 ($4,198,000, net of minority interest) related to development fee revenue at Twelve Metrotech Center, which did not recur; and

•	Decrease of $4,517,000 related to the sale of a development project in Las Vegas, Nevada.
These decreases were partially offset by the following increases:
•	Increase of $17,599,000 related to new property openings, as noted in the table on page 36;

•	Increase of $4,456,000 related to an increase in occupancy and rents primarily at the following regional malls: Victoria Gardens, Promenade in Temecula and South Bay Galleria;

•	Increase of $2,293,000 primarily related to the expansion of Short Pump Town Center;

•	Increase of $2,264,000 related to two significant tenants’ lease cancellations at M.K. Ferguson Plaza in Cleveland, Ohio and Quebec Square in Denver, Colorado; and

•	Increase of $1,672,000 related to the buyout of our partner in Galleria at Sunset, previously accounted for on the equity method of accounting.
The balance of the remaining increase in revenues from real estate operations of approximately $6,393,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses increased $2,624,000, or 2.69%, for the three months ended October 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $3,218,000 related to new property openings, as noted in the table on page 36;

•	Increase of $3,004,000 related to write-offs of abandoned development projects and the reduction of the projects under development reserve during 2005 that did not recur in the current year;

•	Increase of $2,690,000 related to Issue 3 – Ohio Earn and Learn initiatives in order to secure a gaming license in Ohio, which was not approved by the voters;

•	Increase of $1,281,000 related to marketing costs for Atlantic Yards in Brooklyn, New York; and

•	Increase of $704,000 related to the buyout of our partner in Galleria at Sunset, previously accounted for on the equity method of accounting.
These increases were partially offset by the following decrease:
•	Decrease of $9,379,000 ($9,292,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Wadsworth and Simi Valley.
The balance of the remaining increase in operating expenses of approximately $1,106,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses decreased $8,628,000, or 2.87%, for the nine months ended October 31, 2006 compared to the same period in the prior year. This decrease was primarily the result of:
•	Decrease of $25,119,000 ($25,211,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Wadsworth, Bolingbrook, Simi Valley and Salt Lake City; and

•	Decrease of $10,696,000 ($8,557,000, net of minority interest) related to a land sale at Twelve MetroTech Center, which did not recur.
These decreases were partially offset by the following increases:
•	Increase of $7,384,000 related to new property openings, as noted in the table on page 36;

•	Increase of $3,145,000 related to Issue 3 – Ohio Earn and Learn initiatives in order to secure a gaming license in Ohio, which was not approved by the voters;

•	Increase of $1,765,000 related to increase in cash participation payments under the ground leases with the City of New York at 42nd Street and One Pierrepont Plaza;

•	Increase of $1,439,000 related to an increase in occupancy primarily at the following regional malls: Victoria Gardens, Promenade in Temecula and South Bay Galleria;

•	Increase of $1,130,000 related to marketing costs for Atlantic Yards;

•	Increase of $974,000 primarily related to the reduction of the projects under development reserve during 2005 that did not recur in the current year;

•	Increase of $972,000 related to increased electric costs at 42nd Street Retail in Manhattan, New York primarily due to the opening of Dave & Buster’s;

•	Increase of $692,000 related to the buyout of our partner in Galleria at Sunset, previously accounted for on the equity method of accounting;

•	Increase of $384,000 primarily related to the expansion of Short Pump Town Center, which opened in September 2005; and

•	Increase of $315,000 related to the expensing of stock options as a result of the adoption of SFAS No. 123(R) on February 1, 2006.
The balance of the remaining increase in operating expenses of approximately $8,987,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $2,530,000, or 6.3%, for the three months ended October 31, 2006 compared to the same period in the prior year. Interest expense for the Commercial Group increased by $8,322,000, or 6.8% for the nine months ended October 31, 2006 compared to the same period in the prior year. The increase is primarily attributable to openings of the properties listed in the table below and the fair value adjustment of 10-year forward swaps marked to market through earnings that occurred during the three and nine months ended October 31, 2006 that did not qualify for hedge accounting (see the Interest Rate Exposure section of the MD&A).

The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the three and nine months ended October 31, 2006 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended
				October 31, 2006
				Revenue		Revenue
				from Real		from Real
		Quarter/Year	Square	Estate	Operating	Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses	Operations	Expenses

Retail Centers:
Simi Valley Town Center	Simi Valley, California	Q3-2005	660,000	$4,725	$1,395	$13,065	$4,748
Northfield at Stapleton	Denver, Colorado	Q4-2005/Q1-2006/ Q3-2006	1,170,000	921	1,691	2,179	2,370

Office Buildings:
Ballston Common Office Center	Arlington, Virginia	Q2-2005 (1)	176,000	192	91	2,058	225
Resurrection Health Care	Skokie, Illinois	Q1-2006 (1)	40,000	102	24	250	24
Stapleton Medical Office Building	Denver, Colorado	Q3-2006	45,000	47	17	47	17

Total				$5,987	$3,218	$17,599	$7,384

(1) Acquired property.
Residential Group
Revenues from real estate operations - Revenues from real estate operations for the Residential Group increased by $11,327,000, or 21.3%, during the three months ended October 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $5,215,000 related to new property openings, as noted in the table on page 37;

•	Increase of $2,815,000 related to military housing fee income from the management and development of U.S. Navy family housing at Hawaii’s Pearl Harbor and in Midwest Chicago; and

•
Increase of $2,132,000 related to an increase in rents and occupancies primarily at the following properties: Mount Vernon Square in Alexandria, Virginia, Grand in North Bethesda, Maryland, Lenox Park in Silver Spring, Maryland, Lenox Club in Arlington, Virginia, Pavilion in Chicago, Illinois, Lofts at 1835 Arch in Philadelphia, Pennsylvania, Museum Towers in Philadelphia, Pennsylvania, Sterling Glen of Stamford in Stamford, Connecticut, Sterling Glen of Ryebrook in Ryebrook, New York, Sterling Glen of Bayshore in Bayshore New York and Sterling Glen of Center City in Philadelphia, Pennsylvania.

The balance of the remaining increase of approximately $1,165,000 was generally due to fluctuations in other mature properties.
Revenues from real estate operations for the Residential Group increased by $32,155,000, or 20.8%, during the nine months ended October 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $11,917,000 related to new property openings as noted in the table on page 37;

•	Increase of $7,240,000 related to military housing fee income from the management and development of U.S. Navy family housing at Hawaii’s Pearl Harbor and in Midwest Chicago;

•
Increase of $7,029,000 related to an increase in rents and occupancies primarily at the following properties: Mount Vernon Square, Grand, Lenox Park, Lenox Club, Pavilion, Lofts at 1835 Arch, Museum Towers, Sterling Glen of Stamford, Sterling Glen of Ryebrook, Sterling Glen of Bayshore, and Sterling Glen of Center City; and

•	Increase of approximately $2,100,000 related to a land sale at Bridgewater in Hampton, Virginia.
The balance of the remaining increase of approximately $3,869,000 was generally due to fluctuations in other mature properties.

Operating and Interest Expenses — Operating expenses for the Residential Group increased by $6,751,000, or 18.8%, during the three months ended October 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $2,567,000 related to new property openings as noted in the table below; and

•	Increase of $1,572,000 related to write-offs of abandoned development projects and the reduction of the projects under development reserve that did not recur in the current year.
The balance of the remaining increase of approximately $2,612,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $20,002,000, or 19.4%, during the nine months ended October 31, 2006 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $9,848,000 related to new property openings as noted in the table below;

•	Increase of approximately $2,000,000 primarily related to a land sale at Bridgewater;

•	Increase of $1,121,000 related to write-offs of abandoned development projects and the reduction of the projects under development reserve that did not recur in the current year; and

•	Increase of $689,000 related to management expenditures associated with military housing fee income.
The balance of the remaining increase of approximately $6,344,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $2,972,000, or 25.9%, during the three months ended October 31, 2006 compared to the same period in the prior year and by $8,494,000, or 24.9%, during the nine months ended October 31, 2006 compared to the same periods in the prior year. This increase is primarily attributable to openings of properties in the table below.
The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the three and nine months ended October 31, 2006 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended
				October 31, 2006
				Revenue from		Revenue from
		Quarter/Year	Number	Real Estate	Operating	Real Estate	Operating
Property	Location	Opened	of Units	Operations	Expenses	Operations	Expenses

1251 S. Michigan	Chicago, Illinois	Q1-2006	91	$65	$194	$106	$420
Sky55	Chicago, Illinois	Q1-2006	411	675	1,277	941	3,212
Sterling Glen of Lynbrook	Lynbrook, New York	Q4-2005	100	1,466	763	3,694	2,537
100 Landsdowne Street	Cambridge, Massachusetts	Q3-2005	203	1,245	282	2,767	1,617
Ashton Mill	Cumberland, Rhode Island	Q3-2005	193	482	138	1,277	795
Metro 417	Los Angeles, California	Q2-2005	277	1,072	(154)	2,424	888
23 Sidney Street	Cambridge, Massachusetts	Q1-2005	51	210	67	708	379

Total				$5,215	$2,567	$11,917	$9,848

Land Development Group
Revenues from real estate operations — Land sales and the related gross margins vary from period to period depending on timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land in good markets throughout the country. Our land sales were impacted by slowing demand from home buyers in Denver, Colorado and Chicago, Illinois and other core markets for the land business, reflecting conditions throughout the housing industry that are anticipated to continue into 2007. Interest income for the Land Development Group is discussed beginning on page 40. Revenues from real estate operations for the Land Development Group increased by $5,167,000 for the three months ended October 31, 2006 compared to the same period in the prior year. This increase is primarily the result of:
•	Increase of $8,028,000 in land sales at Tangerine Crossings in Tucson, Arizona; and

•	Increase of $1,838,000 in land sales primarily at Rockport Square in Lakewood, Ohio combined with smaller sales increases at various land development projects.
These increases were offset by:
•
Decrease of $3,261,000 primarily at two land development projects, Suncoast Lakes in Pasco County, Florida and Creekstone in Copley, Ohio, combined with several smaller sales decreases at various land development projects; and

•	Decrease of $1,438,000 in land sales at Stapleton in Denver, Colorado.
Revenues from real estate operations for the Land Development Group decreased by $11,397,000 for the nine months ended October 31, 2006 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $9,465,000 in land sales at Stapleton;

•	Decrease of $8,488,000 in land sales at Suncoast Lakes;

•	Decrease of $5,225,000 in land sales at Thornbury, in Solon, Ohio;

•	Decrease of $2,636,000 in land sales at Waterbury, in North Ridgeville, Ohio; and

•	Decrease of $2,421,000 in land sales primarily at LaDue Reserve in Mantua, Ohio, combined with several smaller sales decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $12,209,000 in land sales at Tangerine Crossings;

•
Increase of $4,629,000 primarily at three land development projects, Mill Creek in York County, South Carolina, Wheatfield in Wheatfield, New York and Rockport Square combined with several smaller sales increases at various other land development projects.

Operating and Interest Expenses — Operating expenses increased $5,347,000 for the three months ended October 31, 2006 compared to the same period in the prior year. The increase is primarily the result of:
•	Increase of $4,951,000 at Tangerine Crossings primarily related to increased land sales; and

•	Increase of $3,311,000 primarily at Rockport Square as a result of increased land sales combined with several smaller increases at various other land development projects.
These increases were offset by:
•	Decrease of $947,000 at Suncoast Lakes primarily related to decreased land sales; and

•	Decrease of $1,968,000 primarily at Creekstone and Central Station in Chicago, Illinois combined with several smaller decreases at various other land development projects.
Operating expenses decreased $3,832,000 for the nine months ended October 31, 2006 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $5,607,000 at Suncoast Lakes primarily related to decreased land sales;

•	Decrease of $5,107,000 primarily related to decreased land sales at Thornbury and LaDue Reserve combined with several smaller decreases at various land development projects;

•	Decrease of $2,457,000 at Waterbury, primarily related to decreased land sales; and

•	Decrease of $2,430,000 at Stapleton, primarily related to decreased land sales.

These decreases were offset by:
•	Increase of $5,782,000 at Tangerine Crossings primarily related to increased land sales;

•
Increase of $4,984,000 primarily related to increased land sales at two major land development projects, Rockport Square and Wheatfield combined with several smaller increases at various other land development projects; and

•	Increase of $1,003,000 at Mill Creek primarily related to increased land sales.
Interest expense for the three months ending October 31, 2006 compared to the same period in the prior year increased by $543,000. Interest expense increased by $880,000 for the nine months ended October 31, 2006 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in the Nets incurred a pre-tax loss of $1,342,000 and $14,084,000 for the three and nine months ended October 31, 2006, respectively, representing a decrease of $2,439,000 and $2,913,000 compared to the same periods in the prior year.
Our allocable share of the Nets operating results was reduced in the three months ended October 31, 2006, as compared to prior periods, based upon the distribution priorities amongst the members pursuant to the Nets operating agreement. Based upon the terms and distribution priorities in the Nets operating agreement, we do not expect to record any further losses from this investment for the year ending January 31, 2007. Included in the loss for the nine months ended October 31, 2006 is approximately $7,651,000 of amortization, at our share, of certain assets related to the purchase of the team and our share of insurance premiums purchased on policies related to the standard indemnification required by the NBA. The remainder of the loss substantially relates to the operations of the team. The basketball team has had availability under its credit facilities to fund the current year losses.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $2,853,000 and $4,373,000 for the three and nine months ended October 31, 2006, respectively, compared to the same period in the prior year.
For the three months ended October 31, 2006, the increase was related to $501,000 of payroll and fringe expenses, $738,000 of stock-based compensation accounted for under SFAS No. 123 (R) “Share-Based Payment” (“SFAS No. 123 (R)), $138,000 of charitable contributions, $121,000 of contract services, $107,000 of training costs related to the enterprise resource planning project and the remainder relates to general corporate expenses.
For the nine months ended October 31, 2006, the increase was primarily related to $2,996,000 of stock-based compensation, $640,000 of charitable contributions, $267,000 of contract services, $214,000 of training costs related to the enterprise resource planning project and the remainder relates to general corporate expenses. These increases were partially offset by $424,000 related to a non-recurring write-off of a portion of our enterprise resource planning project that occurred in 2005.
Interest expense increased by $1,595,000 and $2,789,000 for the three and nine months ended October 31, 2006, respectively, compared to the same period in the prior year primarily related to increased borrowings. Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the long-term credit facility, excluding the portion allocated to the Land Development Group (see the “Financial Condition and Liquidity” section).
Other Activity
The following items are discussed on a consolidated basis.
Provision for Decline in Real Estate
We review our real estate portfolio to determine if our carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where we do not expect to recover our carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in our real estate portfolio pursuant to the guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

During the nine months ended October 31, 2006, we recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a 354,000 square-foot commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. For the three and nine months ended October 31, 2005, we recorded a provision for decline in real estate of $3,480,000 and $6,100,000, respectively. During the three months ended October 31, 2005, we recorded a provision for decline in real estate of $3,480,000 related to Sterling Glen of Forest Hills, an 84-unit supported living residential community located in Queens, New York. During the previous six month period, we had recorded a provision for decline in real estate of $1,120,000 related to Sterling Glen of Forest Hills and $1,500,000 related to the Ritz Carlton, a 206 room commercial hotel located in Cleveland, Ohio. These provisions represent a write down to the estimated fair value, less cost to sell due to a change in events, such as an offer to purchase, related to the estimated future cash flows of these properties.
Depreciation and Amortization
We recorded depreciation and amortization of $45,115,000 and $130,902,000 for the three and nine months ended October 31, 2006, respectively. Depreciation and amortization increased $4,314,000 and $9,870,000 for the three and nine months ended October 31, 2006, respectively, compared to the same periods in the prior year. This increase is primarily attributable to acquisitions and new property openings.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three and nine months ended October 31, 2006, we recorded amortization of mortgage procurement costs of $2,786,000 and $8,260,000, respectively. Amortization of mortgage procurement costs increased $165,000 and $763,000 for the three and nine months ended October 31, 2006, respectively, compared to the same periods in the prior year.
Loss on Early Extinguishment of Debt
For the three and nine months ended October 31, 2006, we recorded $116,000 and $919,000, respectively, as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of the construction loan at Simi Valley Town Center, a retail center located in Simi Valley, California, in order to obtain permanent financing. For the three and nine months ended October 31, 2005, we recorded $1,512,000 and $4,675,000, respectively, as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of nonrecourse mortgage debt at One MetroTech Center and Ten MetroTech Center, office buildings located in Brooklyn, New York, and Sterling Glen of Ryebrook, a 166-unit supported living residential community located in Ryebrook, New York, in order to secure more favorable financing terms.
Interest and Other Income
Interest and other income was $7,105,000 for the three months ended October 31, 2006 compared to $4,988,000 for the three months ended October 31, 2005, representing an increase of $2,117,000. This increase was primarily the result of the following:
-	Land Development Group
•	Increase of $627,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the Denver Urban Renewal Authority (“DURA”) bonds (see “Financing Arrangements” section);

•
Increase of $188,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds (see “Financing Arrangements” section);

•	Increase of $123,000 related to interest income earned by Stapleton Land, LLC’s other financing arrangements; and

•
Increase of $11,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”) (see “Financing Arrangements” section).

-	Residential Group
•	Increase of $630,000 related to interest income earned on collateral primarily at a supported-living development project in Ardsley, New York and 100 Landsdowne Street in Cambridge, Massachusetts.

The balance of the remaining increase in interest and other income of approximately $538,000 was due to other general investing activities.
Interest and other income was $29,986,000 for the nine months ended October 31, 2006 compared to $18,485,000 for the nine months ended October 31, 2005, representing an increase of $11,501,000. This increase was primarily the result of the following:
-	Commercial Group
•	Increase of $1,341,000 related to interest income earned on sales proceeds placed in escrow for future acquisitions.
-	Land Development Group
•	Increase of $1,840,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the DURA bonds;

•	Increase of $590,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 TIF bonds; and

•	Increase of $483,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the Senior Subordinate Bonds.
-	Residential Group
•	Increase of $8,838,000 related to the income recognition on the sale of State of Rhode Island Historic Preservation Investment Tax Credits for Ashton Mill in Cumberland, Rhode Island; and

•	Increase of $936,000 related to interest income earned on collateral primarily at a supported-living community in Ardsley, New York and 100 Landsdowne Street.
These increases were partially offset by the following decreases:
-	Land Development Group
•	Decrease of $2,670,000 related to interest income earned by Stapleton Land II, LLC on the RITES and the collateral which were redeemed in July 2005; and

•	Decrease of $585,000 related to interest income earned by Stapleton Land, LLC’s other financing arrangements.
The balance of the remaining increase in interest and other income of approximately $728,000 was due to other general investing activities.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $9,122,000 for the three months ended October 31, 2006 compared to $16,113,000 for the three months ended October 31, 2005, representing a decrease of $6,991,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
-	Residential Group
•
Decrease of $2,526,000 related to our portion of the gain on disposition of Flower Park Plaza, an apartment community located in Santa Ana, California, which was recognized during the three months ended October 31, 2005.

-	Land Development Group
•	Decrease of $10,382,000 related to decreased land sales at Central Station, located in Chicago, Illinois.
These decreases were partially offset by the following increases:
-	The Nets
•	Increase of $2,439,000 due to lower pre-tax loss related to our equity investment in the Nets.

-	Commercial Group
•	Increase of $1,572,000 primarily related to increased land sales at Victor Village, located in Victorville, California and other sales of land development projects.
-	Land Development Group
•	Increase of $1,091,000 related to sales at Central Station.
The balance of the remaining increase of $815,000 was due to fluctuations in the operations of equity method investments.
Equity in earnings of unconsolidated entities was $15,811,000 for the nine months ended October 31, 2006 compared to $46,029,000 for the nine months ended October 31, 2005, representing a decrease of $30,218,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
-	Commercial Group
•
Decrease of $13,145,000 related to our portion of the gain on disposition of Showcase, a specialty retail center located in Las Vegas, Nevada, which was recognized during the three months ended April 30, 2005; and

•
Decrease of $1,091,000 related to land sales in 2005 at Galleria at Sunset, located in Henderson, Nevada, that did not recur, which was partially offset by increased sales of land development projects.

-	Residential Group
•
Decrease of $5,352,000 related to our portion of the gain on disposition of Colony Place, an apartment community located in Fort Myers, Florida, which was recognized during the three months ended April 30, 2005; and

•	Decrease of $2,526,000 related to our portion of the gain on disposition of Flower Park Plaza.
-	Land Development Group
•	Decrease of $13,400,000 related to decreased land sales at Central Station.
These decreases were partially offset by the following increases:
-	Commercial Group
•
Increase of $7,662,000 related to our portion of the gain on disposition of Midtown Plaza, a specialty retail center located in Parma, Ohio, which was recognized during the three months ended July 31, 2006.

-	The Nets
•	Increase of $2,913,000 due to the lower pre-tax loss related to our equity investment in the Nets.
-	Land Development Group
•	Increase of $2,610,000 related to sales at Central Station.
The balance of the remaining decrease of $7,889,000 was due to fluctuations in the operations of equity method investments.
Income Taxes
Income tax expense for the three months ended October 31, 2006 and 2005 was $6,927,000 and $7,378,000, respectively. Income tax expense for the nine months ended October 31, 2006 and 2005 was $11,065,000 and $21,161,000, respectively. The variation in the income tax expense reflected in the Consolidated Statements of Earnings for the three and nine months ended October 31, 2006 versus the income tax expense computed at the statutory federal income tax rate is primarily attributable to the state income taxes and various permanent differences between pre-tax GAAP income and taxable income. At January 31, 2006, we had a net operating loss carryforward for tax purposes of $105,353,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2026, a charitable contribution deduction carryforward of $33,747,000 that will expire in the years ending January 31, 2007 through January 31, 2011, general business credit carryovers of $11,371,000 that will expire in the years ending

January 31, 2007 through 2026 and an alternative minimum tax (“AMT”) credit carryforward of $26,667,000 that is available until used to reduce Federal tax to the AMT amount. We have a full valuation allowance against the deferred tax asset associated with our charitable contributions because management believes at this time that it is more likely than not that the Company will not realize these benefits. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
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
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three and nine months ended October 31, 2006 and 2005. We consider assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
There were no properties classified as held for sale as of October 31, 2006. Summarized financial information for Hilton Times Square Hotel’s assets, liabilities and minority interest that were held for sale as of January 31, 2006 were as follows:

January 31,
2006
(in thousands)
Assets
Real estate	$101,374
Cash and equivalents	2,854
Restricted cash	2,808
Notes and accounts receivable, net	3,154
Other assets	3,030

Total Assets	$113,220

Liabilities
Mortgage debt, nonrecourse	$81,133
Notes payable	15,000
Accounts payable and accrued expenses	14,421

Total Liabilities	110,554

Minority interest	3,843

Total Liabilities and Minority Interest	$114,397

The following table lists the consolidated rental properties included in discontinued operations:

				Three Months	Nine Months	Three Months	Nine Months
		Square Feet/	Quarter/ Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	10/31/2006	10/31/2006	10/31/2005	10/31/2005

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	Yes	Yes	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	Yes	Yes	Yes	Yes
Hilton Times Square Hotel	Manhattan, New York	444 rooms	Q1-2006	—	Yes	Yes	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	—	Yes	Yes	Yes

Residential Group:
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	—	Yes	Yes	Yes
Enclave	San Jose, California	637 units	Q4-2005	—	—	Yes	Yes
Cherrywood Village	Denver, Colorado	360 units	Q3-2005	—	—	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q3-2005	—	—	Yes	Yes

The operating results related to discontinued operations were as follows:

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2006	2005	2006	2005
		(in thousands)		(in thousands)
Revenues		$13,840	$30,437	$50,097	$87,489

Expenses
Operating expenses		9,983	21,092	38,369	64,034
Depreciation and amortization		14	3,207	3,000	10,214

		9,997	24,299	41,369	74,248

Interest expense		(1,983)	(5,374)	(6,051)	(16,244)
Amortization of mortgage procurement costs		(45)	(943)	(221)	(2,844)
Loss on early extinguishment of debt		—	(1,111)	—	(1,111)

Interest and other income		137	192	977	434
Gain on disposition of rental properties (see below)		143,494	9,476	287,220	9,476

Earnings before income taxes		145,446	8,378	290,653	2,952

Income tax expense (benefit)
Current		17,363	(383)	17,197	(4,359)
Deferred		15,831	3,384	49,282	5,238

		33,194	3,001	66,479	879

Earnings before minority interest		112,252	5,377	224,174	2,073

Minority interest, net of tax
Gain on disposition of rental properties		59,616	—	118,009	—
Operating earnings (loss) from rental properties		(75)	621	596	683

		59,541	621	118,605	683

Net earnings from discontinued operations		$52,711	$4,756	$105,569	$1,390

Gain on Disposition of Rental Properties

The following table summarizes the gain on disposition of properties, before tax and minority interest, for the three and nine months ended October 31, 2006 and 2005:

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2006	2005	2006	2005
		(in thousands)		(in thousands)
Discontinued Operations:
Embassy Suites Hotel	Manhattan, New York	$117,606	$—	$117,606	$—
Battery Park City (Retail)	Manhattan, New York	25,888	—	25,888	—
Hilton Times Square Hotel	Manhattan, New York	—	—	135,945	—
Providence at Palm Harbor (Apartments)	Tampa, Florida	—	—	7,342	—
G Street Retail (Specialty Retail Center)	Philadelphia, Pennsylvania	—	—	439	—
Ranchstone (Apartments)	Denver, Colorado	—	5,079	—	5,079
Cherrywood Village (Apartments)	Denver, Colorado	—	4,397	—	4,397

Total		$143,494	$9,476	$287,220	$9,476

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of gains on equity method investments disposed of during the three and nine months ended October 31, 2006 and 2005, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2006	2005	2006	2005
		(in thousands)		(in thousands)
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	$—	$—	$7,662	$—
Flower Park Plaza (Apartments)	Santa Ana, California	—	2,526	—	2,526
Showcase (Specialty Retail Center)	Las Vegas, Nevada	—	—	—	13,145
Colony Place (Apartments)	Fort Myers, Florida	—	—	—	5,352

Total		$—	$2,526	$7,662	$21,023

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
Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules which substantially modify the registration, communications and offering procedures under the Securities Act of 1933. These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are a WKSI as of October 31, 2006. In the meantime, we may still issue securities under our existing shelf registration statement described below.
Bank Revolving Credit Facility
The bank revolving credit facility as amended June 30, 2006 provides, among other things, for 1) borrowings up to $600,000,000; 2) at our election, interest rates of 1.75% over the London Interbank Offered Rate (“LIBOR”) or 1/2% over the prime rate; 3) a maturity date of March 2009; 4) maintenance of debt service coverage ratios and specified levels of net worth (as defined in the credit facility); 5) dividend and stock repurchase limitation of $40,000,000 per annual period; and 6) the ability to use up to $100,000,000 of available borrowings for letters of credit or surety bonds. On October 3, 2006, the bank revolving credit facility was further amended to provide us the ability to repurchase shares of outstanding Class A common stock using proceeds from the issuance of the 3.625% Puttable Equity-Linked Senior Notes (as described below) in an aggregate amount not to exceed $50,000,000. There were $72,503,000 in letters of credit and $-0- in surety bonds outstanding at October 31, 2006.
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
The outstanding balance of the revolving credit facility was $-0- and $82,500,000 at October 31, 2006 and January 31, 2006, respectively.
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following:

	October 31, 2006	January 31, 2006
	(in thousands)

3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500	$—

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	837,500	550,000

Subordinated Debt:
Redevelopment Bonds due 2010	20,400	20,400
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	49,400	49,400

Total Senior and Subordinated Debt	$886,900	$599,400

Puttable Equity-Linked Senior Notes
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of approximately $25,100,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of our Class A common stock, to repay the outstanding balance of $190,000,000 under our bank revolving credit facility (see above) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007. We may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a change in control, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of our Class A common stock, as set forth in the applicable indenture.
If a note is put to us, a holder would receive (i) cash equal to the lesser of the principal amount of the note or the put value and (ii) to the extent the put value exceeds the principal amount of the note, shares of our Class A common stock, cash, or a combination of Class A common stock and cash, at our option. The initial put value rate will be 15.0631 shares of Class A common stock per $1,000 principal amount of notes (equivalent to a put value price of $66.39 per share of Class A common stock). The put value rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change,” as defined, occurs prior to the maturity date, we will in some cases increase the put value rate for a holder that elects to put its notes to us.
We are obligated to use our best efforts to cause a shelf registration statement for the resale of the notes and the Class A common stock issuable upon our exercise of the net share settlement option to become effective under the Securities Act within 180 days after October 10, 2006.
Concurrent with the issuance of the notes, we purchased a call option on our Class A common stock in a private transaction. The purchased call option allows us to receive shares of our Class A common stock and/or cash from counterparties equal to the amounts of Class A common stock and/or cash related to the excess put value that we would pay to the holders of the notes if put to us. These purchased call options will terminate upon the earlier of the maturity dates of the notes or the first day all of the notes are no longer outstanding due to a put or otherwise. The purchased call options, which cost an aggregate $45,885,000 ($28,155,000 net of the related tax benefit), were recorded net of tax as a reduction of shareholders’ equity through additional paid-in capital. In a separate transaction, we sold warrants to issue shares of our Class A common stock at an exercise price of $74.35 per share in a private transaction. If the average price of our Class A common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of our Class A common stock. Proceeds received from the issuance of the warrants totaled approximately $28,923,000 and were recorded as an addition to shareholders’ equity through additional paid-in capital.
Other Senior Notes
Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at October 31, 2006.
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
On January 25, 2005, we issued $150,000,000 of 6.50% senior notes due February 1, 2017 in a public offering under our shelf registration statement. The proceeds from this offering (net of $4,185,000 of offering costs) were used to repay the outstanding balance under our bank revolving credit facility and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by us, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if we complete one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
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
Our senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to all existing and future secured indebtedness and other liabilities of our subsidiaries to the extent of the value of the collateral securing such other debt, including our bank revolving credit facility. The indentures governing our senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends.
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
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”), which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of Stapleton Land, LLC, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, we contributed additional net collateral of $2,094,000. We consolidated the collateralized borrowing given our obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. As the bonds were redeemed in July 2005, there are no balances reported for the revenue bonds or collateral at October 31, 2006 and January 31, 2006 in the Consolidated Balance Sheets and no amounts are recorded in the Consolidated Statements of Earnings for the three and nine months ended October 31, 2006 related to this collateralized borrowing. For the three and nine months ended October 31, 2005, we recorded approximately $-0- and $2,670,000, respectively, of interest income and $-0- and $1,162,000, respectively, of interest expense related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amounts recorded for the nine months ended October 31, 2005, approximately $2,588,000 is interest income on the RITES and $82,000 is interest income on the collateral.
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
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000 which is recorded as restricted cash in the Consolidated Balance Sheets. For the three and nine months ended October 31, 2006, we recorded $287,000 and $793,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $486,000, respectively, is fee interest income and $123,000 and $307,000, respectively, is interest income on the collateral. For the three and nine months ended October 31, 2005, we recorded approximately $276,000 and $310,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $198,000, respectively, is fee interest income and $112,000 and $112,000, respectively, is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At October 31, 2006, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a forward delivery placement agreement whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. On July 3, 2006, the District elected to withdraw $10,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the forward delivery placement agreement. Stapleton Land, LLC immediately sold the Converted Bonds to Lehman. We determined that the sale of the Converted Bonds to Lehman qualified for sale accounting treatment pursuant to the provisions of SFAS No. 140. In accordance with SFAS No. 140, no gain or loss was recognized on the sale of the Converted Bonds to Lehman and the Converted Bonds have not been recorded in the Consolidated Balance Sheet. As of October 31, 2006, there have been no further draws made by the District.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of approximately $11,042,000 at October 31, 2006 and $7,244,000 at January 31, 2006 is recorded in other assets in the Consolidated Balance Sheets. For the three and nine months ended October 31, 2006, we have reported interest income of approximately $1,081,000 and $3,798,000, respectively, related to the Fee in the Consolidated Statements of Earnings. For the three and nine months ended October 31, 2005, we reported interest income of approximately $454,000 and $1,958,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. The change in the fair value of the TRS is marked to market through earnings. The fair value of the TRS was approximately $458,000 and $1,100,000 at October 31 and January 31, 2006, respectively.

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
We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2006 and 2007. During the nine months ended October 31, 2006, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$465,574
Development projects — commitment	207,422
Loan extensions/additional fundings	212,490

$885,486

Interest Rate Exposure
At October 31, 2006, the composition of nonrecourse mortgage debt was as follows:

				Total
		Development		Weighted
	Operating	and Land		Average
	Properties	Projects	Total	Rate
		(dollars in thousands)
Fixed	$3,554,340	$36,043	$3,590,383	6.30%
Variable (1)
Taxable	433,538	347,860	781,398	6.94%
Tax-Exempt	637,491	82,004	719,495	4.64%
Urban Development Grant (“UDAG”)	95,254	—	95,254	2.07%

	$4,720,623	$465,907	$5,186,530	6.09%

Commitment from lenders		$1,002,975

(1)	Taxable variable-rate debt of $781,398 and a portion of tax-exempt variable rate debt of $719,495 as of October 31, 2006 is protected with swaps and caps described below.

To mitigate short-term variable-interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps (2)
		Average		Average Base
Period Covered	Amount	Base Rate	Amount	Rate
	(dollars in thousands)
11/01/06-02/01/07 (1)	$1,097,872	6.37%	$401,165	3.99%
02/01/07-02/01/08	1,024,739	6.10	350,878	4.72
02/01/08-02/01/09	859,144	6.66	49,690	4.54
02/01/09-02/01/10	73,500	5.00	48,432	4.54

(1)
These LIBOR-based hedges as of November 1, 2006 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2007.

(2)	Excludes the 10-year forward swaps discussed below.
Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps
		Average
Period Covered	Amount	Base Rate
	(dollars in thousands)
11/01/06-02/01/07	$267,006	5.73%
02/01/07-02/01/08	266,558	5.83
02/01/08-02/01/09	208,510	5.94
02/01/09-02/01/10	57,000	6.88
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.07% and has never exceeded 7.90%.
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We currently intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates we entered into a number of 10-year forward swaps. During 2006, we executed a notional amount of $883,045,000 of 10-year forward swaps at an average rate of 5.72% to protect us against interest rate fluctuations on forecasted financings on fully consolidated properties that are anticipated to occur over the next three years. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swaps attributed to that financing. The receipt or payment of cash at termination will be recorded in other accumulated comprehensive income and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing. During the three months ended October 31, 2006, $92,500,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the anticipated financing.
During 2006, we also executed $270,000,000 of 10-year forward swaps at an average rate of 5.87% to hedge the interest rate risk associated with our proportionate share of nonrecourse mortgage debt for two properties accounted for under the equity method of accounting. Under the provisions of SFAS No. 133, we cannot designate these swaps as cash flow hedges because they relate to unconsolidated properties. Therefore, the change in the fair value of these swaps must be marked to market through earnings on a quarterly basis. During the three months ended October 31, 2006, $150,000,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the anticipated financing.
For the three and nine months ended October 31, 2006, we recorded $4,785,000 and $11,155,000, respectively, of interest expense related to our 10-year forward swaps in our Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2006, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $2,747,000 at October 31, 2006. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,884,000 at October 31, 2006. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.

From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the BMA rate. Additionally, we and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At October 31, 2006, the aggregate notional amount of TRS in which we and the Joint Ventures have an interest is $345,475,000. The fair value of such contracts is immaterial at October 31, 2006. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable rate mortgage debt.
Cash Flows
Operating Activities
Net cash provided by operating activities was $209,095,000 and $247,578,000 for the nine months ended October 31, 2006 and 2005, respectively. The decrease in net cash provided by operating activities in the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005 of $38,483,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$21,655
Increase in interest and other income received	11,302
Increase in cash distributions from unconsolidated entities	7,635
Decrease in proceeds from land sales – Land Development Group	(46,168)
Decrease in proceeds from land sales – Commercial Group	(28,622)
Decrease in land development expenditures	22,485
Increase in operating expenditures	(13,024)
Increase in interest paid	(13,746)

Net decrease in cash provided by operating activities	$(38,483)

Investing Activities
Net cash used in investing activities was $687,615,000 and $781,037,000 for the nine months ended October 31, 2006 and 2005, respectively. The net cash used in investing activities consisted of the following:

	Nine Months Ended October 31,
	2006	2005
	(in thousands)

Capital expenditures*	$(791,655)	$(816,124)

Change in escrows to be used for capital expenditures and other investing activities:
Victoria Gardens, a retail center in Rancho Cucamonga, California	(12,624)	—
Simi Valley Town Center, a retail center in Simi Valley, California	—	(12,587)
Atlantic Yards, a commercial development project in Brooklyn, New York	7,590	(12,193)
Mount Vernon Square, an apartment complex in Alexandria, Virginia	(6,288)	—
Future investment in a supported-living development opportunity in Ardsley, New York	(15,000)	—
Tower City Infocom Center, an office building in Cleveland, Ohio	(6,851)	—
Johns Hopkins — 855 North Wolfe Street, a commercial development project in East Baltimore, Maryland	(5,788)	—
Tangerine Crossing, a land development project in Tucson, Arizona	(5,063)	—
Ridge Hill, a retail center in Yonkers, New York	(3,059)	—
Sale proceeds (placed in) released from escrow for future acquisitions:
Battery Park City, a specialty retail center in Manhattan, New York	(29,994)	—
Embassy Suites, a hotel in Manhattan, New York	(13,052)	—
Providence at Palm Harbor, an apartment complex in Tampa, Florida	(7,250)	—
Pavilion, an office building in San Jose, California	—	16,114
Colony Woods, an apartment complex in Bellevue, Washington	—	12,790
Cherrywood Village and Ranchstone, apartment complexes in Denver, Colorado	—	(30,455)
Other	458	(2,042)

Subtotal	$(96,921)	$(28,373)

Net proceeds from disposition of rental properties and other investments :
Embassy Suites, a hotel in Manhattan, New York	$133,458	$—
Battery Park City, a specialty retail center in Manhattan, New York	29,994	—
Hilton Times Square, a hotel in Manhattan, New York	120,400	—
G Street, a retail center in Philadelphia, Pennsylvania	805	—
Providence at Palm Harbor, an apartment complex in Tampa, Florida	7,250	—
Cherrywood Village and Ranchstone, apartment complexes in Denver, Colorado	—	30,698
Other	—	187

Subtotal	$291,907	$30,885

Change in investments in and advances to affiliates – (Investment in) or return of investment:
Dispositions:
Colony Place, an unconsolidated apartment community in Fort Myers, Florida	$—	$6,747
Flower Park Plaza, an unconsolidated apartment community in Santa Ana, California	—	7,337
Midtown Plaza, an unconsolidated retail project in Parma, Ohio	6,944	—
Showcase, an unconsolidated retail project in Las Vegas, Nevada	—	13,623
Land Development:
Mesa del Sol, an unconsolidated project in Covington, New Mexico	(15,129)	(2,353)
Central Station, an unconsolidated project in Chicago, Illinois	(3,776)	—
Residential Projects:
1100 Wilshire, an unconsolidated condominium development project in Los Angeles, California	(1,567)	1,255
Clarkwood Apartments, an unconsolidated apartment complex in Warrensville Heights, Ohio	—	3,790
Granada Gardens, an unconsolidated apartment complex in Warrensville Heights, Ohio	—	2,410
Mercury, an unconsolidated condominium development project in Los Angeles, California	(2,765)	(3,401)
Metropolitan Lofts, an unconsolidated apartment complex in Los Angeles, California	—	(2,526)
Pine Ridge, an unconsolidated apartment complex in Willoughby Hills, Ohio	—	(1,170)
Uptown Apartments, an unconsolidated apartment complex in Oakland, California	(3,539)	—
New York City Projects:
East River Plaza, an unconsolidated development project in Manhattan, New York	(9,614)	(53)
Unconsolidated land component associated with Ridge Hill, a commercial mixed-use project in Yonkers, New York	—	(8,930)
Commercial Projects:
San Francisco Centre, an unconsolidated acquisition and development of a retail project in San Francisco, California	(29,393)	1,305
Golden Gate, an unconsolidated retail project in Mayfield Heights, Ohio	—	5,525
Metreon, acquisition of an unconsolidated retail project in San Francisco, California	(20,000)	—
Plaza at Robinson Town Center, an unconsolidated retail project in Pittsburgh, Pennsylvania	(1,531)	(1,192)
Summit at Lehigh Valley, an unconsolidated retail development project in Bethlehem Township, Pennsylvania	(4,785)	—
The Village of Gulfstream Park, an unconsolidated development project in Hallendale, Florida	(5,132)	—
Waterfront, an unconsolidated development project in Washington, D.C.	(1,535)	—
Other net returns of investment of equity method investments and other advances to affiliates	876	10,208

Subtotal	$(90,946)	$32,575

Net cash used in investing activities	$(687,615)	$(781,037)

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$343,039	$421,000
Proceeds from disposition of rental properties including release of investing escrows (see above)	241,611	29,147
Cash provided by operating activities	207,005	247,578
Portion of cash on hand at the beginning of the year	—	118,399

Total Capital Expenditures	$791,655	$816,124

Financing Activities
Net cash provided by financing activities was $398,357,000 and $374,798,000 for the nine months ended October 31, 2006 and 2005, respectively. Net cash provided by financing activities reflected the following:

	Nine Months Ended October 31,
	2006	2005
	(in thousands)

Proceeds from issuance of Puttable Equity-Linked Senior Notes	$287,500	$—
Payment of Puttable Equity-Linked Senior Notes issuance costs	(6,755)	—
Payment of purchased call option transaction	(45,885)	—
Proceeds from warrant transaction	28,923	—
Borrowings on bank revolving credit facility	285,000	100,000
Payments on bank revolving credit facility	(367,500)	—
Proceeds from nonrecourse mortgage debt	684,532	808,678
Principal payments on nonrecourse mortgage debt	(406,121)	(446,933)
Net decrease in notes payable	(57,797)	(19,520)
Decrease (increase) in restricted cash:
University of Pennsylvania, an office building in Philadelphia, Pennsylvania	—	7,678
Sky55, a residential project in Chicago, Illinois	12,686	41,610
1251 S. Michigan, a residential project in Chicago, Illinois	4,910	—
Lenox Club, an apartment complex in Arlington, Virginia	5,066	—
Consolidated-Carolina, an apartment complex in Richmond, Virginia	3,170	—
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	3,000	27,152
Sterling Glen of Lynbrook, a supported-living community in Lynbrook, New York	—	9,650
Victoria Gardens, a retail center in Rancho Cucamonga, California	—	2,290
Lenox Park, an apartment complex in Silver Spring, Maryland	4,550	—
Chase Financial Tower, an office building in Cleveland, Ohio	7,663	—
Stapleton Medical Office Building, in Denver, Colorado	(2,000)	—
Lucky Strike, an apartment complex under construction in Richmond, Virginia	(2,457)	—
Uptown Apartments, a residential project under construction in Oakland, California (prior to change to equity method accounting in April 2006 due to admission of 50% partner)	19,562	(169,200)
Sterling Glen of Roslyn, a supported-living community under construction in Roslyn, New York	14,810	12,487
Edgeworth Building, an office building under construction in Richmond, Virginia	(4,707)	—
Other	(2,626)	(632)
Increase in book overdrafts, representing checks issued but not yet paid	11,630	30,695
Payment of deferred financing costs	(23,314)	(21,197)
Excess income tax benefit from stock option exercises and restricted stock vesting	2,464	—
Purchase of treasury stock related to Puttable Equity-Linked Senior Notes	(24,962)	—
Purchase of other treasury stock	(966)	(1,945)
Proceeds from the exercise of stock options	2,769	5,599
Payment of dividends	(19,385)	(16,147)
(Decrease) increase in minority interest	(15,403)	4,533

Net cash provided by financing activities	$398,357	$374,798

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
DIVIDENDS
We pay quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.06 per share on both Class A and Class B common stock was declared on March 23, 2006 and was paid on June 15, 2006 to shareholders of record at the close of business on June 1, 2006. The second quarterly cash dividend of $.07 per share (representing a 17% increase over the first quarter’s dividend) on both Class A and Class B common stock was declared on June 15, 2006 and was paid on September 15, 2006 to shareholders of record at the close of business on September 1, 2006. The third quarterly dividend of $.07 per share on both Class A and Class B common stock was declared on September 27, 2006 and will be paid on December 15, 2006 to shareholders of record at the close of business on December 1, 2006. The fourth quarterly dividend is expected to be declared at the quarterly Board Meeting on December 14, 2006.

NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.
In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretative guidance on how the effects of uncorrected prior year misstatements should be considered when quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify financial statement misstatements using both a balance sheet approach and an income statement approach and to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing the impact, if any, SAB No. 108 will have on our consolidated financial statements.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within its financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact FIN No. 48 will have on our consolidated financial statements.
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.
VARIABLE INTEREST ENTITIES
As of October 31, 2006, we determined that we are the primary beneficiary of 30 VIEs representing 18 properties (19 VIEs representing 8 properties in Residential Group, 10 VIEs representing 9 properties in Commercial Group, and 1 VIE/property in Land Development Group). As of October 31, 2006, we held variable interests in 44 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $76,000,000 at October 31, 2006. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities and land development.

The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which we are the primary beneficiary are as follows as of October 31 and January 31, 2006:

	October 31, 2006	January 31, 2006
	(in thousands)

Total assets	$949,000	$940,000
Nonrecourse mortgage debt	866,000	839,000
Total liabilities (including nonrecourse mortgage debt)	911,000	900,000
Minority interest	38,000	40,000
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Senior and Subordinated Debt) as of October 31, 2006.
SUBSEQUENT EVENT
On November 8, 2006, we completed the restructuring of the Forest City Ratner Companies (“FCRC”) portfolio. The portfolio is composed of our and Bruce C. Ratner’s (“Mr. Ratner”) combined interests in a total of 30 retail, office and residential operating properties, certain service companies, and seven identified development opportunities, all in the greater New York City metropolitan area. The majority of the combined interests are and will continue to be consolidated into our financial statements. Mr. Ratner is the President and Chief Executive Officer of FCRC and is a cousin of five of our executive officers. FCRC represents the Commercial Group’s New York City operations and one unconsolidated project reported in the Residential Group. We will conduct our New York operations in the same manner as we have for the past 20 years. Mr. Ratner will continue to be President and Chief Executive Officer of FCRC and was named as one of our executive officers on November 9, 2006.
In connection with the restructuring, Mr. Ratner contributed his ownership interests in the 30 operating properties, the service companies and participation rights in all future developments, except the seven identified development opportunities, to a newly-formed jointly-owned limited liability company (the “Joint LLC”) that will be controlled by us. The Joint LLC’s equity is composed of Class A Common Units owned by Mr. Ratner and certain of his affiliates that may be exchanged for our Class A common stock and Class B Common Units owned by us that may not be exchanged. The Joint LLC will pay a total of $46,300,000 in cash ($35,800,000 was paid on November 8, 2006 and $10,500,000 will be paid on January 2, 2007) and issued approximately 3,894,000 Class A Common Units to Mr. Ratner. After a one-year lock-up period, each of the Class A Common Units may be exchanged for an equal number of shares of our Class A common stock or, solely at our option, cash based on the value of the stock at the time of conversion. For the first five years only, Class A Common Units that have not been exchanged will receive their proportionate share of an aggregate annual preferred payment of $2,500,000 plus an amount equal to the dividends paid on the same number of shares of our common stock. After five years, the annual preferred payment on the outstanding Class A Common Units will equal only the dividends paid on our common stock. In addition, we will indemnify Mr. Ratner for tax liabilities he may incur as a result of the sale of certain of these properties during the 12-year period following the closing of the transaction. On November 9, 2006, after obtaining approval of the National Basketball Association, Mr. Ratner transferred his interest in the entity which has an ownership interest in the Nets basketball franchise to us. Mr. Ratner will continue to be Chairman of the Nets.
Along with Mr. Ratner, we have also agreed to terms and conditions under which we will value and possibly restructure the seven existing development opportunities when those developments stabilize. Prior to stabilization, each of these development properties will remain jointly owned under the existing structure. Upon stabilization, each of these properties will be valued, either by negotiation, through arbitration or by obtaining a bona fide third-party offer. Once the value of the property has been determined, we may, in our sole discretion, cause the property either to be contributed to the Joint LLC in exchange for additional units, sold to the Joint LLC for cash, sold to a third party or remain jointly owned by us and Mr. Ratner. These seven development opportunities are:
•	Twelve Metrotech Center, a 177,000 square-foot office building in Brooklyn, which is currently undergoing lease-up;

•	New York Times Building, a 1,500,000 square-foot office project and East River Plaza, a 547,000 square-foot retail center, both located in Manhattan, which are currently under construction;

•	Ridge Hill, a 1,200,000 square-foot retail project in Yonkers and Mill Basin, a 125,000 square-foot retail center in Brooklyn, which are currently under development; and

•	Beekman, a 851-unit residential building in lower Manhattan and 80 DeKalb, a 430,000 square-foot residential building in Brooklyn, which are currently under development.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk exposure is interest rate risk. At October 31, 2006, our outstanding variable-rate debt portfolio consisted of $781,398,000 of taxable debt and $739,895,000 of tax-exempt variable-rate debt (which includes $20,400,000 of corporate debt). Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of London Interbank Offering Rate (“LIBOR”) Index)

	Caps		Swaps (2)
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
		(dollars in thousands)
11/01/06-02/01/07 (1)	$1,097,872	6.37%	$401,165	3.99%
02/01/07-02/01/08	1,024,739	6.10	350,878	4.72
02/01/08-02/01/09	859,144	6.66	49,690	4.54
02/01/09-02/01/10	73,500	5.00	48,432	4.54

(1)
These LIBOR-based hedges as of November 1, 2006 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2007.

(2)	Excludes the 10-year forward swaps discussed below.
Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps
		Average
Period Covered	Amount	Base Rate
	(dollars in thousands)
11/01/06-02/01/07	$267,006	5.73%
02/01/07-02/01/08	266,558	5.83
02/01/08-02/01/09	208,510	5.94
02/01/09-02/01/10	57,000	6.88
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.07% and has never exceeded 7.90%.
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We currently intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates we entered into a number of 10-year forward swaps. During 2006, we executed a notional amount of $883,045,000 of 10-year forward swaps at an average rate of 5.72% to protect us against interest rate fluctuations on forecasted financings on fully consolidated properties that are anticipated to occur over the next three years. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swaps attributed to that financing. The receipt or payment of cash at termination will be recorded in other accumulated comprehensive income and will be amortized as either an increase or decrease to interest expense in same periods as the interest payments on the financing. During the three months ended October 31, 2006, $92,500,000 of the forward swaps, included in the figure above, were terminated in conjunction with the locking of the interest rate on the anticipated financing.
During 2006, we also executed $270,000,000 10-year forward swaps at an average rate of 5.87% to hedge the interest rate risk associated with our proportionate share of nonrecourse mortgage debt for two properties accounted for under the equity method of accounting. Under the provisions of SFAS No. 133, we cannot designate these swaps as cash flow hedges because they relate to unconsolidated properties. Therefore, the change in the fair value of these swaps must be marked to market through earnings on a quarterly basis. During the three months ended October 31, 2006, $150,000,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the anticipated financing.
For the three and nine months ended October 31, 2006, we recorded $4,785,000 and $11,155,000, respectively, of interest expense related to our 10-year forward swaps in our Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.

We estimate the fair value of its hedging instruments based on interest rate market pricing models. At October 31 and January 31, 2006, interest rate caps were reported at fair value of $2,301,000 and $2,454,000, respectively, in other assets in the Consolidated Balance Sheets. At October 31, 2006, interest rate swap agreements, which had a negative fair value of $38,484,000 (which includes the 10-year forward swaps), were included in accounts payable and accrued expenses in the Consolidated Balance Sheet. At October 31 and January 31, 2006, interest rate swap agreements, which had a positive fair value of approximately $5,834,000 and $7,887,000, respectively, were included in other assets in the Consolidated Balance sheets. Included in the fair value of the interest rate swap agreements is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The fair value of the TRS at October 31 and January 31, 2006 was approximately $458,000 and $1,100,000, respectively.
We estimate the fair value of our debt instruments by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at October 31, 2006 was $4,552,137,000 compared to an estimated fair value of $4,525,567,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,795,275,000 at October 31, 2006.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.
(Continued on Page 60)

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
October 31, 2006

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
						Period	Outstanding	Value
Long-Term Debt	2007	2008	2009	2010	2011	Thereafter	10/31/06	10/31/06
	(dollars in thousands)

Fixed:
Fixed-rate debt	$110,462	$158,393	$101,302	$342,570	$183,228	$2,694,428	$3,590,383	$3,600,693
Weighted average interest rate	7.10%	6.80%	6.68%	7.10%	7.62%	6.04%	6.30%

UDAG	174	589	576	563	21,163	72,189	95,254	59,013
Weighted average interest rate	3.71%	3.46%	3.38%	3.29%	2.00%	2.06%	2.07%

Senior & subordinated debt (1)	—	—	—	—	—	866,500	866,500	865,860
Weighted average interest rate						6.08%	6.08%

Total Fixed-Rate Debt	110,636	158,982	101,878	343,133	204,391	3,633,117	4,552,137	4,525,566

Variable:
Variable-rate debt	99,820	366,703	201,645	3,190	48,265	61,775	781,398	781,398
Weighted average interest rate	6.94%	7.52%	6.89%	5.11%	5.26%	5.02%	6.94%

Tax-exempt	52,664	136,641	16,315	196,610	31,385	285,880	719,495	719,495
Weighted average interest rate	5.89%	4.81%	5.13%	4.18%	4.38%	4.65%	4.64%

Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate

Subordinated debt (1)	—	—	20,400	—	—	—	20,400	20,400
Weighted average interest rate			4.46%				4.46%

Total Variable-Rate Debt	152,484	503,344	238,360	199,800	79,650	347,655	1,521,293	1,521,293

Total Long Term Debt	$263,120	$662,326	$340,238	$542,933	$284,041	$3,980,772	$6,073,430	$6,046,859

Weighted average interest rate	6.79%	6.79%	6.59%	6.03%	6.44%	5.86%	6.08%

(1)	Represents recourse debt.

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
(c) — Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
			Total Number of
			Shares	Maximum Number of
	Total	Average	Purchased as Part of	Shares that May Yet
	Number of	Price Paid	Publicly Announced	Be Purchased Under
Period	Shares	Per Share	Plans or Programs	the Plans or Programs

Class A Common Stock

August 1 through August 31, 2006	—	$—	—	—
September 1 through September 30, 2006 (1)	2,703	$51.89	—	—
October 1 through October 31, 2006 (2)	470,000	$53.11	—	—

Total	472,703	$53.10

(1)
In September 2006, the Company received 2,703 shares of its Class A common stock as payment of the exercise price of a stock option exercise. These shares were not reacquired as part of a publicly announced repurchase plan or program.

(2)
In October 2006, the Company repurchased into treasury 470,000 shares of its Class A common stock from proceeds of the issuance of its 3.625% Puttable Equity-Linked Senior Notes on October 10, 2006. See Note E — Senior and Subordinated Debt to the accompanying consolidated financial statements.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc., effective as of June 20, 2006, incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

3.5	-	Code of Regulations as amended June 15, 2006, incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1- 4372).

4.4	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.5	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.6	-	Indenture, dated as of October 10, 2006, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2011, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

4.7	-	Registration Rights Agreement, dated October 10, 2006, among Forest City Enterprises, Inc. and the initial Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner- Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.16	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.17	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.18	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.19	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.20	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.22	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.24	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.25	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.28	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.29	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.30	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

Exhibit
Number		Description of Document

10.31	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.32	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.33	-	First Amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

10.34	-	First Amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

+10.35	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.36	-	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

10.37	-	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

10.38	-	Second Amendment to Guaranty of Payment of Debt, dated as of April 7, 2005, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2005 (File No. 1-4372).

+10.39	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.40	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.41	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.42	-	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

+10.43	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.44	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.45	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.46	-	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

+10.47	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.48	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.49	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Pension Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

10.50	-	Consent Letter to Credit Agreement and Guaranty of Payment of Debt, dated January 20, 2006 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006 (File No. 1-4372).

+10.51	-	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended January 31, 2006 (File No. 1-4372).

10.52	-	Third Amendment to Credit Agreement, dated as of June 30, 2006, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2006 (File No. 1-4372).

10.53	-	Third Amendment to Guaranty of Payment of Debt, dated as of June 30, 2006, by and among Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2006 (File No. 1-4372).

10.54	-	Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner, incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

10.55	-	Fourth Amendment to Credit Agreement, dated as of October 3, 2006, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 10, 2006 (File No. 1-4372).

10.56	-	Fourth Amendment to Guaranty of Payment of Debt, dated as of October 3, 2006, by and among Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 10, 2006 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.57	-	Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.58	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.59	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.60	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date:	December 7, 2006	/S/ THOMAS G. SMITH
Thomas G. Smith
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	December 7, 2006	/S/ LINDA M. KANE

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