Form 10-K
period 2007-01-31
FOREST CITY ENTERPRISES INC
filed 2007-03-28
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☑       NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐       NO ☑
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
YES ☐       NO ☑
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,439,674,929.
The number of shares of registrant’s common stock outstanding on March 23, 2007 was 77,025,635 and 25,232,210 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2007 are incorporated by reference into Part III to the extent described herein.

Forest City Enterprises, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended January 31, 2007

		Page
PART I

Item 1.	Business	2
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 4A.	Executive Officers of the Registrant	26

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 8.	Financial Statements and Supplementary Data	73
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	125
Item 9A.	Controls and Procedures	125
Item 9B.	Other Information	127

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	127
Item 11.	Executive Compensation	127
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	127
Item 13.	Certain Relationships and Related Transactions, and Director Independence	127
Item 14.	Principal Accountant Fees and Services	127

PART IV

Item 15.	Exhibits and Financial Statements Schedules	128
	Signatures	138
EX-9.1
EX-21
EX-23
EX-24A
EX-24B
EX-24C
EX-24D
EX-24E
EX-24F
EX-24G
EX-24H
EX-24I
EX-24J
EX-24K
EX-24L
EX-24M
EX-24N
EX-24O
EX-31.1
EX-31.2
EX-32.1

PART I
Item 1. Business
Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) is principally engaged in the ownership, development, management and acquisition of commercial and residential real estate properties in 26 states and the District of Columbia. At January 31, 2007, the Company had approximately $9.0 billion in consolidated assets, of which approximately $8.2 billion was invested in real estate, at cost. The Company’s core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. The Company has offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and the Company’s headquarters are in Cleveland, Ohio. The Company’s portfolio of real estate assets is diversified both geographically and among property types.
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
Segments of Business
The Company currently has five segments: Commercial Group, Residential Group, Land Development Group and the New Jersey Nets (the “Nets”), in addition to Corporate Activities. Financial information about industry segments required by this item is included in Item 8. Financial Statements and Supplementary Data, pages 108-110, Note L — Segment Information.
Commercial Group
The Company has developed retail projects for more than 50 years and office and mixed-use projects for more than 30 years. The Commercial Group owns a diverse portfolio in both urban and suburban locations in 16 states and the District of Columbia. The Commercial Group targets densely populated markets where it uses its expertise to develop complex projects, often employing public or private partnerships. As of January 31, 2007, the Commercial Group owned interests in 90 completed projects, including 43 retail properties (approximately 12.4 million gross leasable square feet), 41 office properties (approximately 10.3 million gross leasable square feet) and 6 hotels (2,033 rooms). The Commercial Group includes the New York City office operations.
The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has developed regional retail centers and specialty retail centers. The specialty retail centers include urban retail centers, entertainment-based centers, community centers and power centers (collectively, “specialty retail centers”). As of January 31, 2007, the Commercial Group’s retail portfolio consisted of 17 regional retail centers (3 under construction) with gross leasable area (“GLA”) of 7.5 million square feet and 31 specialty retail centers (2 under construction) with a total GLA of 6.9 million square feet.
Regional retail centers are developed in collaboration with anchor stores that typically own their facilities as an integral part of the mall structure and environment but do not generate significant direct payments to the Company. In contrast, anchor stores at specialty retail centers generally are tenants under long-term leases that contribute significant rental payments to the Company.
While the Company continues to develop regional retail centers in strong markets, it has also pioneered the concept of bringing specialty retailing to urban locations previously ignored by major retailers. With high population densities and disposable income levels at or near those of the suburbs, urban development is proving to be economically advantageous for the Company, for the tenants who realize high sales per square foot and for the cities that benefit from the new jobs and taxes created in the urban locations.

In its office development activities, the Company is primarily a build-to-suit developer that works with tenants to meet their requirements. The Company’s office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and/or retail centers or as part of a major office or life science campus. As a result of this focus on new urban developments, the Company plans to concentrate future office and mixed-use developments largely in the New York City, Boston, Chicago, Washington, D.C., Albuquerque and Denver metropolitan areas.
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
At January 31, 2007, the Residential Group’s operating portfolio consisted of 32,189 units in 118 properties in which Forest City has an ownership interest. In addition, the Company owns a residual interest in and manages 10 properties containing 1,765 units of syndicated senior citizen subsidized housing.
Land Development Group
The Company has been in the land development business since the 1930s. The Land Development Group acquires and sells raw land and sells fully-entitled developed lots to residential, commercial and industrial customers. The Land Development Group also owns and develops raw land into master-planned communities, mixed-use projects and other residential developments. As of January 31, 2007, the Company owned more than 12,090 acres of undeveloped land for these commercial and residential development purposes. The Company has an option to purchase 1,661 acres of developable land at its Stapleton project in Denver, Colorado, and 6,580 acres of developable land at its Mesa del Sol project in Albuquerque, New Mexico. The Company has land development projects in 11 states.
Historically, the Land Development Group’s activities focused on land development projects in Northeast Ohio. Over time, the Land Development Group’s activities expanded to larger, more complex projects. The Land Development Group has extended its activities on a national basis, first in Arizona, and more recently in Illinois, North Carolina, Florida, Colorado, Texas, New Mexico, South Carolina, New York and Missouri. Land development activities at the Company’s Stapleton project in Denver, Mesa del Sol project in Albuquerque and Central Station project in downtown Chicago are reported in the Land Development Group.
As of the end of fiscal 2006, the Company had purchased 1,274 acres at Stapleton, leaving a balance of 1,661 acres to be acquired for additional development over the course of the next 10 to 15 years. Over and above the developable land to be purchased by the Company, 1,116 acres of Stapleton are reserved for regional parks and open space. Aside from land sales activities, Stapleton currently has over 2,000,000 square feet of retail space, 48,000 square feet of office space and 298 apartment units in place.
Additionally, as of the end of fiscal 2006, the Company had purchased 3,082 acres at Mesa del Sol, leaving a balance of 6,580 acres to be acquired for additional development over the course of the next 25 to 50 years. Aside from land sales activities, Mesa del Sol currently has 88,000 square feet of office space, in place, which is included in the Commercial Group segment.
In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds and related costs from such land sales are included in the revenues and expenses of such groups.
The Nets
On August 16, 2004 the Company purchased an ownership interest in the Nets, a franchise of the National Basketball Association (“NBA”). The Company accounts for its investment on the equity method of accounting. Although the Company has an ownership interest of approximately 21% in the Nets, the Company currently recognized approximately 17%, 31% and 38% of the net loss for the years ended January 31, 2007, 2006 and 2005, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets.

The purchase of the interest in the Nets is the first step in the Company’s efforts to pursue development projects, which include a new entertainment arena complex and adjacent urban developments combining housing, offices, shops and public open space. The Nets segment is primarily comprised of and reports on the sports operations of the basketball team.
Competition
The real estate industry is highly competitive in many of the markets in which the Company operates. Competition could over-saturate any market, and as a result the Company may not have sufficient cash to meet the debt service requirements on certain of its properties. Although the Company may attempt to negotiate a restructuring with the mortgagee, it may not be successful, which could cause a property to be transferred to the mortgagee.
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
In addition to real estate competition, the Company faces competition related to the operation of the Nets, a professional sports franchise. Specifically, the Nets are in competition with other major league sports, college athletics, other sports-related and non-sports related entertainment. If the Company is not able to successfully manage this risk, it may incur its share of operating losses, which are allocated to each member based on an analysis of the respective members’ net book equity assuming a sale of the assets at depreciated historical cost at the end of the accounting period without regard to unrealized appreciation, if any, in the value of the Nets.
Number of Employees
The Company had 4,484 employees as of January 31, 2007, of which 3,604 were full-time and 880 were part-time.
Available Information
Forest City Enterprises, Inc. is an Ohio corporation and its executive offices are located at Suite 1100, 50 Public Square, Cleveland, Ohio 44113. The Company makes available, free of charge, on its website at www.forestcity.net, its annual, quarterly and current reports, including amendments to such reports, as soon as practicable after the Company electronically files such material with, or furnishes such material to, the SEC. The Company’s SEC filings can also be obtained from the SEC website at www.sec.gov. The Company’s filings can be read and copied at the SEC’s Public Reference Room office at 100 F Street N.E., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
The Company’s corporate governance guidelines including the Company’s code of ethics and committee charters are also available on the Company’s website at www.forestcity.net or in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1100, 50 Public Square, Cleveland, Ohio 44113.
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
•	Increases in interest rates;

•	A general tightening of the availability of credit;

•	A decline in the economic conditions in one or more of our primary markets;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	An increase in supply of our property types in our primary markets;

•	A continuation of terrorist activities or other acts of violence or war in the United States of America or abroad or the occurrence of such activities or acts that impact properties in our real estate portfolios or that may impact the general economy;

•	Continuation or escalation of tensions in the Middle East;

•	Declines in consumer spending during an economic recession that adversely affect our revenue from our retail centers;

•	Declines in housing markets that adversely affect our revenue from our land segment; and

•	The adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.
In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:
•	Adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;

•	Opposition from local community or political groups with respect to development, construction or operations at a particular site;

•	Our inability to provide adequate management and maintenance or to obtain adequate insurance;

•	The investigation, removal or remediation of hazardous materials or toxic substances at a site;

•	Our inability to collect rent or other receivables;

•	An increase in operating costs;

•	Introduction of a competitor’s property in or in close proximity to one of our current markets; and

•	Earthquakes, floods, hurricanes or underinsured or uninsured natural disasters.
The occurrence of one or more of the above risks could result in significant delays or unexpected expenses. If any of these occur, we may not achieve our projected returns on our properties and we could lose some or all of our investments in those properties.
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

In the past, we have elected not to proceed, or have been prevented from proceeding, with specific development projects, and we anticipate that this may occur again from time to time in the future. A development project may be delayed or terminated because a project partner or prospective anchor withdraws or a third party challenges our entitlements or public financing.
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
In the construction of new projects, we generally guarantee the lender of the construction loan the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time we guarantee our construction obligations to a major tenant. These types of guarantees are released upon completion of the project, as defined. Furthermore, as the general partner of certain limited partnerships, we guarantee the funding of operating deficits of newly-opened apartment projects for an average of five years. We may have to make significant expenditures in the future in order to comply with our lien-free completion obligations and funding of operating deficits.
Examples of projects that face these and other development risks include the following:
•	Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, a $4.0 billion mixed-use project in downtown Brooklyn expected to feature an 850,000 square foot sports and entertainment arena for the Nets basketball team, a franchise of the NBA. The acquisition and development of Brooklyn Atlantic Yards has been formally approved by the required state governmental authorities but final documentation of the transactions are subject to the completion of negotiations with local and state governmental authorities, including negotiation of the applicable development documentation. There is also the possibility that condemnation of the land will be needed for the development and potential removal, remediation or other activities to address environmental contamination at, on, under or emanating to or from the land. There are also various lawsuits filed challenging the approval process and use of eminent domain which may not be resolved in our favor resulting in Brooklyn Atlantic Yards not being developed with the features we anticipate. There is also the potential for increased costs and delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) our inability to obtain tax exempt financing or the availability of financing generally, (iv) increasing rates for financing, and (v) other potential litigation seeking to enjoin or prevent the project for which there may not be insurance coverage. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of the Nets to the planned arena. While we are part of an ownership group that acquired the Nets on August 16, 2004, the Arena itself (and its plans) along with any movement of the team is subject to approval by the NBA. If we do not receive this approval, we may not be able to develop Brooklyn Atlantic Yards to the extent intended or at all. Even if we are able to continue with the development, we would likely not be able to do so as quickly as originally planned.

•	Military Family Housing. Hawaii Military Communities, LLC, a wholly owned subsidiary of ours, has been selected to form a partnership to be known as Ohana Military Communities, LLC with the United States Department of the Navy. Ohana Military Communities, LLC will own, redevelop and operate United States Navy and United States Marine Corp military family housing communities comprising approximately 5,750 units on the islands of Oahu and Kauai, Hawaii. Midwest Military Communities, LLC, a wholly owned subsidiary of ours, has been selected to form a partnership to be known as Midwest Family Housing, LLC with the United States Department of the Navy. Midwest Family Housing, LLC will own, redevelop, and operate United States Navy military family housing communities, comprising approximately 1,650 units located primarily in the Chicago, Illinois area. We have not engaged in projects of this type before, and we cannot assure you we will be able to complete them successfully.

•	For-Sale Condominiums. We are pursuing the development of condominiums in selected markets. Current condominium projects include 1100 Wilshire and Mercury, both previously unfinished office buildings in Los Angeles. While we have previously developed for-sale condominium projects with partners, we are developing some of these projects without the development assistance of one or more partners. We may not be able to sell the units at the projected sales prices for a number of reasons, including, without limitation, a rise in interest rates and the softening of the housing market.

An Economic Decline in One or More of Our Primary Markets May Adversely Affect Our Results of Operations and Cash Flows
Our core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. We also have a concentration of real estate assets in Cleveland, Ohio. A downturn in any of these markets may impair or continue to impair:
•	The ability of our tenants to make lease payments;

•	Our ability to successfully market new developments to prospective purchasers and tenants;

•	Our rental and lease rates;

•	Hotel occupancy and room rates;

•	Land sales; and

•	Occupancy rates for commercial and residential properties.
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
A Downturn in the Housing Market May Adversely Affect Our Results of Operations and Cash Flows
Our results of operations and cash flows may be adversely affected if we are unable to continue selling our land held for sale. We depend on sales to homebuilders and condominium buyers. Our ability to sustain our current and historical sales levels depends in part on the strength of the housing market. Our failure to successfully sell our land held for sale on favorable terms would adversely affect our results of operations and cash flows.
Our Properties and Businesses Face Significant Competition
The real estate industry is highly competitive in many of the markets in which we operate. Competition could over-saturate any market, as a result of which we may not have sufficient cash to meet the debt service requirements on certain of our properties. Although we may attempt to negotiate a restructuring with the mortgagee, we may not be successful, which could cause a property to be transferred to the mortgagee.
There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete with us nationally, regionally and/or locally, some of whom have greater financial resources than us. They compete with us for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor department stores and tenants for properties. We may not be able to successfully compete in these areas.
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
Based on tenants with net base rent of greater than 2% of total net base rent as of January 31, 2007, our five largest office tenants by leased square feet were the City of New York, Millennium Pharmaceuticals Inc., the U.S. Government, Morgan Stanley & Co. and Securities Industry Automation Corp. Based on tenants with net base rent of greater than 1% of total net base rent as of January 31, 2007, our five largest retail tenants by leased square feet were AMC Entertainment Inc., Regal Entertainment Group, The Gap, The Home Depot and TJX Companies.
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
We May Be Negatively Impacted by Department Store Consolidations
Department store consolidations may result in the closure of existing department stores. With respect to existing department stores, we may be unable to re-lease this area or to re-lease it on comparable terms. Additionally, department store closures could result in decreased customer traffic, which could lead to decreased sales at other stores. Rents obtained from other tenants may also be adversely impacted as a result of co-tenancy clauses in their leases. Consolidations may also negatively affect current and future development and redevelopment projects.
Terrorist Attacks and Other Armed Conflicts May Adversely Affect Our Business
We have significant investments in large metropolitan areas, including New York City/Philadelphia, Boston, Washington D.C./Baltimore, Denver, Chicago, Los Angeles and San Francisco, which face a heightened risk related to terrorism. Some tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States of America that are not as likely to be targets of terrorist activity. This could result in a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. In addition, properties in our real estate portfolio could be directly impacted by future terrorist attacks which could cause the value of our property and the level of our revenues to significantly decline.
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

We Have Limited Experience Participating in the Operation and Management of a Professional Basketball Team, and Future Losses Are Expected for the Nets
On August 16, 2004, we purchased a legal ownership interest in the Nets. This interest is reported on the equity method of accounting as a separate segment. The purchase of the interest in the Nets is the first step in our efforts to pursue development projects at Brooklyn Atlantic Yards, which are expected to include a new entertainment arena complex and adjacent developments combining housing, offices, shops and public open space. The relocation of the Nets is, among other items, subject to various approvals by the NBA, and we cannot assure you we will receive these approvals on a timely basis or at all. If we are unable to or delayed in moving the Nets to Brooklyn, we may be unable to achieve our projected returns on the related development projects, which could result in a delay in the return of, termination of, or losses on our investment. The Nets are currently operating at a loss and are projected to continue to operate at a loss at least as long as they remain in New Jersey. Even if we are able to relocate the Nets to Brooklyn, there can be no assurance that the Nets will be profitable in the future. Losses are allocated to each member of the limited liability company that owns the Nets based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of each accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. Therefore, losses allocated to us may exceed our legal ownership interest.
The Operation of a Professional Sports Franchise Involves Certain Risks
Our investment in the Nets is subject to a number of operational risks, including risks associated with operating conditions, competitive factors, economic conditions and industry conditions. If we are not able to successfully manage the following operational risks, we may incur additional operating losses, which are allocated to each member based on an analysis of the respective members’ claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets:
•	Competition with other major league sports, college athletics and other sports-related and non sports-related entertainment;

•	Dependence on competitive success of the Nets;

•	Fluctuations in the amount of revenues from advertising, sponsorships, concessions, merchandise, parking and season and other ticket sales, which are tied to the popularity and success of the Nets;

•	Uncertainties of increases in players’ salaries;

•	Dependence on talented players;

•	Risk of injuries to key players;

•	Risk of labor actions or work stoppages by the players’ union; and

•	Dependence on television and cable network, radio and other media contracts.
We Are Controlled by the Ratner, Miller and Shafran Families, Whose Interests May Differ from Those of Other Shareholders
Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each Class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate Class, is entitled to elect 25% of the members of our board of directors, while the Class B common stock, voting as a separate Class, is entitled to elect the remaining 75% of our board of directors. On all other matters, the Class A common stock and Class B common stock vote together as a single Class, with each share of our Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share.
At March 1, 2007, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 76.0% of the Class B common stock. RMS, Limited Partnership (“RMS LP”), which owned 75.6% of the Class B common stock, is a limited partnership, comprised of interests of these families, with eight individual general partners, currently consisting of:
•	Samuel H. Miller, Treasurer of Forest City and Co-Chairman of our Board of Directors;

•	Charles A. Ratner, President and Chief Executive Officer of Forest City and a Director;

•	Ronald A. Ratner, Executive Vice President of Forest City and a Director;

•	Brian J. Ratner, Executive Vice President of Forest City and a Director;

•	Deborah Ratner Salzberg, President of Forest City Washington, Inc., a subsidiary of Forest City, and a Director;

•	Joan K. Shafran, a Director;

•	Joseph Shafran; and

•	Abraham Miller.
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
In addition, at March 1, 2007, members of these families collectively owned 17.3% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our board of directors and to control the management and policies of Forest City. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control of Forest City.
Even if these families or RMS LP reduce their level of ownership of Class B common stock below the level necessary to maintain a majority of the voting power, specific provisions of Ohio law and our Amended Articles of Incorporation may have the effect of discouraging a third party from making a proposal to acquire us or delaying or preventing a change in control or management of Forest City without the approval of these families or RMS LP.
RMS Investment Corp. Provides Property Management and Leasing Services to Us and Is Controlled By Some of Our Affiliates
We paid approximately $446,000 and $343,000 as total compensation during the years ended January 31, 2007 and 2006, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, some of whom are our directors and executive officers.
RMS Investment Corp. manages and provides leasing services to our Cleveland-area specialty retail center, Golden Gate, which has 362,000 square feet. The current rate of compensation for this management service is 4% of all rental income, plus a leasing fee of generally 3% to 4% of rental income. Management believes these fees are comparable to those other management companies would charge to non-affiliated third parties. Additionally, RMS Investment Corp. managed and provided leasing services to Midtown Plaza, our other Cleveland-area retail center, under the same compensation structure until its sale on June 9, 2006.
Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements with Certain of Our Directors and Executive Officers
Under our current policy, no director or executive officer, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the audit committee of our board of directors. We do not have non-compete agreements with any director, officer or employee, other than Charles Ratner, James Ratner, Ronald Ratner and Bruce Ratner who entered into non-compete agreements on November 9, 2006. Upon leaving Forest City any other director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal shareholders who are officers and employees to own, alone or in conjunction with others, certain commercial, industrial and residential properties that may be developed, expanded, operated and sold independently of our business. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City, which may not be resolved in our favor. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.
Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a relatively high ratio of debt, which consists of nonrecourse mortgage debt, a revolving credit facility and senior and subordinated debt, to total market capitalization, which was approximately 50.3% and 60.3% at January 31, 2007 and January 31, 2006, respectively, based on our long-term debt outstanding at that date and the market value of our outstanding Class A common stock and Class B common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a downturn in the economy.
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
Of our outstanding debt of approximately $6.2 billion at January 31, 2007, approximately $802 million becomes due in fiscal 2007 and approximately $490 million becomes due in fiscal 2008. This is inclusive of credit enhanced mortgage debt we have obtained for a number of our properties. Generally, the credit enhancement, such as a letter of credit, expires prior to the term of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires.
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
While we are in compliance at January 31, 2007, failure to comply with any of the covenants under the guaranty or failure by FCRPC to comply with any of the covenants under the FCRPC credit agreement could result in an event of default, which would trigger Forest City’s obligation to repay all amounts outstanding under the FCRPC credit agreement. Forest City’s ability and FCRPC’s ability to comply with these covenants will depend upon the future economic performance of Forest City and FCRPC. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
Any Rise in Interest Rates Will Increase Our Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2007, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt) would not materially increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt at January 31, 2007. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,230,000 at January 31, 2007. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
If We Are Unable to Obtain Tax-Exempt Financings, Our Interest Costs Would Rise
We regularly utilize tax-exempt financings and tax increment financings, which generally bear interest at rates below prevailing rates available through conventional taxable financing. We cannot assure you that tax-exempt bonds or similar government subsidized financing will continue to be available to us in the future, either for new development or acquisitions, or for the refinancing of outstanding debt. Our ability to obtain these financings or to refinance outstanding debt on favorable terms could significantly affect our ability to develop or acquire properties and could have a material adverse effect on our results of operations, cash flows and financial position.
Our Business Will Be Adversely Impacted Should an Uninsured Loss or a Loss in Excess of Insurance Limits Occur
We carry comprehensive general liability, special property, flood, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of losses, including environmental loss or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, earthquakes or other natural disasters, for which we may not have adequate insurance coverage or, in our judgment, for which we cannot obtain insurance at a reasonable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position.
Under our current policies, which expire October 31, 2007, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages that we sustain as a result of a terrorist attack may be reduced.
Additionally, most of our current project mortgages require special all-risk property insurance, and we cannot assure you that we will be able to obtain policies that will satisfy lender requirements.
We are self-insured as to the first $500,000 of liability coverage and on the first $250,000 of property damage per occurrence. We believe our wholly-owned captive insurance company, licensed and regulated by the state of Arizona (redomiciled from Vermont in December 2006), is adequately capitalized to cover the per occurrence limits for liability coverage and property damage subject to certain aggregate limits as defined in the respective policies. While we believe that our self-insurance reserves are adequate, we cannot assure you that we will not incur losses that exceed these self-insurance reserves.
We May Be Adversely Impacted by Environmental Matters
We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. In some instances, federal, state and local laws require abatement or removal of specific hazardous materials such as asbestos-containing materials or lead based paint, in the event of demolition, renovations, remodeling, damage or decay. Laws and regulations also impose specific worker protection and notification requirements and govern emissions of and exposure to hazardous or toxic substances, such as asbestos fibers in the air. We incur costs to comply with such laws and regulations, but we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations.
Under certain environmental laws, an owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances at that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. Certain contamination is difficult to remediate fully and can lead to more costly design specifications, such as a requirement to install vapor barrier systems, or a limitation on the use of the property and could preclude development of a site at all. The presence of hazardous substances on a property could also result in personal injury, contribution or other claims by private parties. In addition, persons who arrange for the disposal or treatment of hazardous or toxic wastes may also be liable for the costs of the investigation, removal and remediation of those wastes at the disposal or treatment facility, regardless of whether that facility is owned or operated by that person.
We have invested, and will in the future, invest in properties that are or have been used for or are near properties that have had industrial purposes in the past. As a result, our properties are or may become contaminated with hazardous or toxic substances. We will incur costs to investigate and possibly to remediate those conditions and it is possible that some contamination will remain in or under the properties even after such remediation. While we investigate these sites and work with all relevant governmental authorities to meet their standards given our intended use of the property, it is possible that there will be new information identified in the future that indicates there are additional unaddressed environmental impacts, there could be technical developments that will require new or different remedies to be undertaken in the future, and the regulatory standards imposed by governmental authorities could change in the future.

As a result of the above, the value of our properties could decrease, our income from developed properties could decrease, our projects could be delayed, we could become obligated to third parties pursuant to indemnification agreements or guarantees, our expense to remediate or maintain the properties could increase, and our ability to successfully sell, rent or finance our properties could be adversely affected by environmental matters in a manner that could have a material adverse effect on our financial position, cash flows or results of operation.
While we maintain insurance for certain environmental matters, we cannot assure you that we will not incur losses related to environmental matters, including losses that may materially exceed any available insurance. See “Our Business Will Be Adversely Impacted Should an Uninsured Loss or a Loss in Excess of Insurance Limits Occur.”
We Face Potential Liability from Residential Properties Accounted For on the Equity Method and Other Partnership Risks
As part of our financing strategy, we have financed several real estate projects through limited partnerships with investment partners. The investment partner, typically a large, sophisticated institution or corporate investor, invests cash in exchange for a limited partnership interest and special allocations of expenses and the majority of tax losses and credits associated with the project. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. Due to the economic structure and related economic substance, we have consolidated each of these properties in our consolidated financial statements.
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
Failure to Continue to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Ability to Ensure Timely and Reliable Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We will continue our ongoing process of testing and evaluating the effectiveness of, and remediating any issues identified related to, our internal control over financial reporting. During 2007, we are implementing an enterprise resource planning system to optimize our processes to improve efficiency of our financial reporting process. While management uses a formal system development approach for new systems and upgrades to existing systems as required by Section 404, the approach and internal controls related to implementations and upgrades are not designed to anticipate every unforeseen event or circumstance encountered within the course of business. In addition, the process of documenting, testing and evaluating our internal control over financial reporting is complex and time consuming. Due to this complexity and the time-consuming nature of the process and because currently unforeseen events or circumstances beyond our control could arise, we cannot assure you that we ultimately will be able to continue to comply fully in subsequent fiscal periods with Section 404 in our Annual Report on Form 10-K. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, which could adversely affect public confidence in our ability to record, process, summarize and report financial data to ensure timely and reliable external financial reporting.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Corporate headquarters of Forest City Enterprises, Inc. are located in Cleveland, Ohio and are owned by the Company. The Company’s core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California.
The following table provides summary information concerning the Company’s real estate portfolio as of January 31, 2007. Consolidated properties are properties that we control and/or hold a variable interest in and are the primary beneficiary. Unconsolidated properties are properties that we do not control and/or are not the primary beneficiary.

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
OFFICE BUILDINGS

		Date of						Leasable
		Opening/					Leasable	Square
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %

Consolidated Office Buildings
	2 Hanson Place	2004	100.00%	100.00%	Brooklyn, NY	Bank of New York, HSBC	399,000	399,000
	35 Landsdowne Street	2002	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	202,000	202,000
	40 Landsdowne Street	2003	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	215,000	215,000
	45/75 Sidney Street	1999	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	277,000	277,000
	65/80 Landsdowne Street	2001	100.00%	100.00%	Cambridge, MA	Partners HealthCare System	122,000	122,000
	88 Sidney Street	2002	100.00%	100.00%	Cambridge, MA	Alkermes, Inc.	145,000	145,000
	Ballston Common Office Center	2005	50.00%	100.00%	Arlington, VA	US Coast Guard	176,000	176,000
	Chase Financial Tower	1991	95.00%	100.00%	Cleveland, OH	Chase Manhattan Mortgage Corporation	119,000	119,000
+	Edgeworth Building	2006	100.00%	100.00%	Richmond, VA	Heushler Flieshler	142,000	142,000
	Eleven MetroTech Center	1995	85.00%	85.00%	Brooklyn, NY	City of New York — CDCSA; E-911	216,000	184,000
	Fifteen MetroTech Center	2003	95.00%	95.00%	Brooklyn, NY	Empire Blue Cross and Blue Shield; City of New York — HRA	653,000	620,000
	Halle Building	1986	75.00%	100.00%	Cleveland, OH	Case Western Reserve University; First American Equity; Liggett-Stashower	412,000	412,000
	Harlem Center	2003	75.00%	75.00%	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	146,000	110,000
	Illinois Science and Technology Park
+	– Building A	2006	100.00%	100.00%	Skokie, IL	Evanston Northwestern Hospital	225,000	225,000
+	– Building P	2006	100.00%	100.00%	Skokie, IL	Nanoink, Inc.	127,000	127,000
*	– Building Q	2007	100.00%	100.00%	Skokie, IL	Leasing in Progress	160,000	160,000
	Jackson Building	1987	100.00%	100.00%	Cambridge, MA	Ariad Pharmaceuticals	99,000	99,000
*	Johns Hopkins — 855 North Wolfe Street	2008	76.60%	76.60%	East Baltimore, MD	Johns Hopkins, Spec Biotech	278,000	213,000
	Knight Ridder Building at Fairmont Plaza	1998	85.00%	85.00%	San Jose, CA	Knight Ridder; Merrill Lynch; Calpine; UBS Financial; Camera 12 Cinemas	404,000	343,000
	M. K. Ferguson Plaza	1990	1.00%	1.00%	Cleveland, OH	Washington Group; Chase Manhattan Mortgage Corporation; Quicken Loans; Educational Loan Servicing Corp.	478,000	5,000
*	New York Times	2007	70.00%	79.50%	Manhattan, NY	Legg Mason; Covington & Burling; Osler Hoskin	736,000	585,000
	Nine MetroTech Center North	1997	85.00%	85.00%	Brooklyn, NY	City of New York — Fire Department	317,000	269,000
	One MetroTech Center	1991	82.50%	82.50%	Brooklyn, NY	Keyspan; Bear Stearns	933,000	770,000
	One Pierrepont Plaza	1988	91.70%	91.70%	Brooklyn, NY	Morgan Stanley; Goldman Sachs; U.S. Attorney	656,000	602,000
+	Resurrection Health Care	2006	100.00%	100.00%	Skokie, IL	Resurrection Health Care	40,000	40,000
	Richards Building	1990	100.00%	100.00%	Cambridge, MA	Genzyme Biosurgery; Alkermes, Inc.	126,000	126,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
OFFICE BUILDINGS (continued)

		Date of						Leasable
		Opening/					Leasable	Square
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %

Consolidated Office Buildings (continued)
	Skylight Office Tower	1991	92.50%	100.00%	Cleveland, OH	Cap Gemini; Travelers Indemnity; Ulmer & Berne, LLP	320,000	320,000
+	Stapleton Medical Office Building	2006	90.00%	90.00%	Denver, CO	University of Colorado Hospital	45,000	41,000
	Ten MetroTech Center	1992	100.00%	100.00%	Brooklyn, NY	Internal Revenue Service	409,000	409,000
	Terminal Tower	1983	100.00%	100.00%	Cleveland, OH	Forest City Enterprises, Inc.; Greater Cleveland Growth Association	577,000	577,000
	Twelve MetroTech Center	2004	80.00%	80.00%	Brooklyn, NY	Leasing in progress	177,000	142,000
	Two MetroTech Center	1990	82.50%	82.50%	Brooklyn, NY	Securities Industry Automation Corp.; City of New York — Board of Education	521,000	430,000
	University of Pennsylvania	2004	100.00%	100.00%	Philadelphia, PA	University of Pennsylvania	123,000	123,000

	Consolidated Office Buildings Subtotal						9,975,000	8,729,000

Unconsolidated Office Buildings
	350 Massachusetts Ave	1998	50.00%	50.00%	Cambridge, MA	Star Market; Tofias	169,000	85,000
+	Advent Solar	2006	47.50%	47.50%	Albuquerque, NM	Advent Solar	88,000	42,000
+	Bulletin Building	2006	50.00%	50.00%	San Francisco, CA	Great West Life and Annuity; Corinthian School	87,000	44,000
	Chagrin Plaza I & II	1969	66.67%	66.67%	Beachwood, OH	National City Bank; Benihana; H&R Block	114,000	76,000
	Clark Building	1989	50.00%	50.00%	Cambridge, MA	Acambis	122,000	61,000
	Emery-Richmond	1991	50.00%	50.00%	Warrensville Hts., OH	Allstate Insurance	5,000	3,000
	Enterprise Place	1998	50.00%	50.00%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers	132,000	66,000
	Liberty Center	1986	50.00%	50.00%	Pittsburgh, PA	Federated Investors	527,000	264,000
	One International Place	2000	50.00%	50.00%	Cleveland, OH	Fort Dearborn Life Ins.; Battelle Memorial; Transportation Security Administration	88,000	44,000
	Signature Square I	1986	50.00%	50.00%	Beachwood, OH	Ciuni & Panichi	79,000	40,000
	Signature Square II	1989	50.00%	50.00%	Beachwood, OH	Cleveland Clinic Ophthalmology; Allen Telecom, Inc.	82,000	41,000

	Unconsolidated Office Buildings Subtotal						1,493,000	766,000

	Total Office Buildings at January 31, 2007						11,468,000	9,495,000

	Total Office Buildings at January 31, 2006						11,185,000	8,532,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at	Leasable	Area at
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Pro-Rata %	Area	Pro-Rata %

Consolidated Regional Malls
	Antelope Valley Mall	1990/1999	78.00%	78.00%	Palmdale, CA	Sears; JCPenney; Dillard’s; Harris Gottschalks; Mervyn’s	995,000	776,000	303,000	236,000
	Ballston Common Mall	1986/1999	100.00%	100.00%	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	578,000	578,000	310,000	310,000
	Gallaria at Sunset	1996/2002	100.00%	100.00%	Henderson, NV	Dillard’s; Macy’s; Mervyn’s; JCPenney; Galyan’s	1,048,000	1,048,000	330,000	330,000
	Mall at Robinson	2001	56.67%	100.00%	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	872,000	872,000	318,000	318,000
	Mall at Stonecrest	2001	66.67%	100.00%	Atlanta, GA	Parisian; Sears; JCPenney; Dillard’s; AMC Theatre; Macy’s	1,171,000	1,171,000	397,000	397,000
^+	Northfield at Stapleton	2005/2006	95.00%	97.90%	Denver, CO	Bass Pro; Target; Foley’s; Harkins Theatre	1,170,000	1,145,000	560,000	548,000
^*	Orchard Town Center	2008	100.00%	100.00%	Westminister, CO	JCPenney; Macy’s; Target	971,000	971,000	557,000	557,000
*	Promenade Bolingbrook	2007	100.00%	100.00%	Bolingbrook, IL	Bass Pro; Macy’s	736,000	736,000	409,000	409,000
	Promenade in Temecula	1999/2002	75.00%	100.00%	Temecula, CA	JCPenney; Sears; Robinsons-May; Macy’s; Edwards Cinema	1,013,000	1,013,000	425,000	425,000
	Short Pump Town Center	2003/2005	50.00%	100.00%	Richmond, VA	Nordstrom; Hecht’s; Dillard’s; Dick’s Sporting Goods	1,193,000	1,193,000	590,000	590,000
	Simi Valley Town Center	2005	85.00%	100.00%	Simi Valley, CA	Macy’s	612,000	612,000	365,000	365,000
	South Bay Galleria	1985/2001	100.00%	100.00%	Redondo Beach, CA	Macy’s; Mervyn’s; Nordstrom; AMC Theater	955,000	955,000	387,000	387,000
	Victoria Gardens	2004	40.00%	80.00%	Rancho Cucamonga, CA	Macy’s; JCPenney; AMC Theater	1,139,000	911,000	670,000	536,000

	Consolidated Regional Malls Subtotal						12,453,000	11,981,000	5,621,000	5,408,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

								Total		Gross
		Date of						Square		Leasable
		Opening/					Total	Feet at	Gross	Area at
		Acquisition/	Legal	Pro-Rata			Square	Pro-Rata	Leasable	Pro-Rata
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	%	Area	%

Consolidated Specialty Retail Centers
	42nd Street	1999	100.00%	100.00%	Manhattan, NY	AMC Theaters; Modell’s; Dave & Buster’s; Madame Tussaud’s Wax Museum	306,000	306,000	306,000	306,000
	Atlantic Center	1996	100.00%	100.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; Sterns; Circuit City; NYC - Dept. of Motor Vehicles	399,000	399,000	399,000	399,000
	Atlantic Center Site V	1998	100.00%	100.00%	Brooklyn, NY	Modell’s	17,000	17,000	17,000	17,000
	Atlantic Terminal	2004	100.00%	100.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Chuck E. Cheese’s; Daffy’s	373,000	373,000	373,000	373,000
	Avenue at Tower City Center	1990	100.00%	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas	367,000	367,000	367,000	367,000
	Brooklyn Commons	2004	100.00%	100.00%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
	Bruckner Boulevard	1996	100.00%	100.00%	Bronx, NY	Conway; Seaman’s; Old Navy	113,000	113,000	113,000	113,000
	Columbia Park Center	1999	75.00%	75.00%	North Bergen, NJ	Shop Rite; Old Navy; Circuit City; Staples; Bally’s; Shopper’s World	347,000	260,000	347,000	260,000
	Court Street	2000	100.00%	100.00%	Brooklyn, NY	United Artists; Barnes & Noble	103,000	103,000	103,000	103,000
	Eastchester	2000	100.00%	100.00%	Bronx, NY	Pathmark	63,000	63,000	63,000	63,000
	Forest Avenue	2000	100.00%	100.00%	Staten Island, NY	United Artists	70,000	70,000	70,000	70,000
	Grand Avenue	1997	100.00%	100.00%	Queens, NY	Stop & Shop	100,000	100,000	100,000	100,000
	Gun Hill Road	1997	100.00%	100.00%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	147,000	147,000	147,000
	Harlem Center	2002	75.00%	75.00%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M	126,000	95,000	126,000	95,000
	Kaufman Studios	1999	100.00%	100.00%	Queens, NY	United Artists	84,000	84,000	84,000	84,000
	Market at Tobacco Row	2002	100.00%	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000	43,000	43,000
	Northern Boulevard	1997	100.00%	100.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy	218,000	218,000	218,000	218,000
	Quartermaster Plaza	2004	100.00%	100.00%	Philadelphia, PA	A.J. Wright; Home Depot; BJ’s Wholesale; Staples; PetSmart; Walgreen’s	459,000	459,000	459,000	459,000
	Quebec Square	2002	90.00%	90.00%	Denver, CO	Wal-Mart; Home Depot; Sam’s Club; Ross Dress for Less; Office Depot; PetSmart	740,000	666,000	218,000	196,000
	Queens Place	2001	100.00%	100.00%	Queens, NY	Target; Best Buy; Macy’s Furniture; Designer Shoe Warehouse	455,000	455,000	221,000	221,000
*	Rancho Cucamonga Leggio	2007	80.00%	80.00%	Rancho Cucamonga, CA	Bass Pro	180,000	144,000	180,000	144,000
	Richmond Avenue	1998	100.00%	100.00%	Staten Island, NY	Circuit City; Staples	76,000	76,000	76,000	76,000
	Saddle Rock Village	2005	80.00%	100.00%	Aurora, CO	Target; JoAnn Fabrics	271,000	271,000	97,000	97,000
	South Bay Southern Center	1978	100.00%	100.00%	Redondo Beach, CA	CompUSA	78,000	78,000	78,000	78,000
	Station Square	1994/2002	100.00%	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Buca Di Beppo	288,000	288,000	288,000	288,000
	Woodbridge Crossing	2002	100.00%	100.00%	Woodbridge, NJ	Great Indoors; Linens-N-Things; Circuit City; Modell’s; Thomasville Furniture; Party City	284,000	284,000	284,000	284,000

	Consolidated Specialty Retail Centers Subtotal						5,858,000	5,630,000	4,928,000	4,752,000

	Consolidated Retail Centers Total						18,311,000	17,611,000	10,549,000	10,160,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %	Area	Pro-Rata %

Unconsolidated Regional Malls
	Boulevard Mall	1996/2000	50.00%	50.00%	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s	908,000	454,000	331,000	166,000
	Charleston Town Center	1983	50.00%	50.00%	Charleston, WV	Macy’s; JCPenney; Sears	897,000	449,000	361,000	181,000
+	San Francisco Centre	2006	50.00%	50.00%	San Francisco, CA	Nordstrom’s; Bloomingdale’s; Century Theaters	1,462,000	731,000	812,000	406,000
^*	Shops at Wiregrass	2008	50.00%	66.70%	Tampa, FL	JCPenney	530,000	354,000	380,000	253,000

	Unconsolidated Regional Malls Subtotal						3,797,000	1,988,000	1,884,000	1,006,000

Unconsolidated Specialty Retail Centers
*	East River Plaza	2008	35.00%	50.00%	Manhattan, NY	Home Depot; Target; Best Buy	514,000	257,000	514,000	257,000
	Golden Gate	1958	50.00%	50.00%	Mayfield Hts., OH	OfficeMax; Old Navy; Linens-N-Things; Marshall’s; Cost Plus	362,000	181,000	362,000	181,000
	Marketplace at Riverpark	1996	50.00%	50.00%	Fresno, CA	JCPenney; Best Buy; Linens-N-Things; Marshall’s; Office Max; Old Navy; Target; Sports Authority	471,000	236,000	296,000	148,000
+	Metreon	2006	50.00%	50.00%	San Francisco, CA	Lowes; IMAX	290,000	145,000	290,000	145,000
	Plaza at Robinson Town Center	1989	50.00%	50.00%	Pittsburgh, PA	TJ Maxx; Marshall’s; CompUSA; IKEA; Value City; JoAnn Fabrics	507,000	254,000	507,000	254,000

	Unconsolidated Specialty Retail Centers Subtotal						2,144,000	1,073,000	1,969,000	985,000

	Unconsolidated Retail Centers Subtotal						5,941,000	3,061,000	3,853,000	1,991,000

	Total Retail Centers at January 31, 2007						24,252,000	20,672,000	14,402,000	12,151,000

	Total Retail Centers at January 31, 2006						21,745,000	17,735,000	12,955,000	10,427,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
HOTELS

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata			Hotel Rooms
Name	Expansion	Ownership (1)	Ownership (2)	Location	Rooms	at Pro-Rata %

Consolidated Hotels
Charleston Marriott	1983	95.00%	100.00%	Charleston, WV	352	352
Ritz-Carlton, Cleveland	1990	95.00%	100.00%	Cleveland, OH	206	206
Sheraton Station Square	1998/2001	100.00%	100.00%	Pittsburgh, PA	399	399

Consolidated Hotels Subtotal					957	957

Unconsolidated Hotels
Courtyard by Marriott	1985	3.97%	3.97%	Detroit, MI	250	10
University Park at MIT	1998	50.00%	50.00%	Cambridge, MA	210	105
Westin Convention Center	1986	50.00%	50.00%	Pittsburgh, PA	616	308

Unconsolidated Hotels Subtotal					1,076	423

Total Hotel Rooms at January 31, 2007					2,033	1,380

Total Hotel Rooms at January 31, 2006					2,496	1,613

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities
	100 Landsdowne Street	2005	100.00%	100.00%	Cambridge, MA	203	203
	101 San Fernando	2000	66.50%	95.00%	San Jose, CA	323	307
+	1251 S. Michigan	2006	100.00%	100.00%	Chicago, IL	91	91
	23 Sidney Street	2005	100.00%	100.00%	Cambridge, MA	51	51
	American Cigar Company	2000	100.00%	100.00%	Richmond, VA	171	171
	Ashton Mill	2005	90.00%	100.00%	Cumberland, RI	193	193
	Autumn Ridge	2002	100.00%	100.00%	Sterling Heights, MI	251	251
	Botanica on the Green (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	78	70
*	Botanica II	2007	90.00%	90.00%	Denver, CO	154	139
	Bowin	1998	1.99%	95.05%	Detroit, MI	193	183
	Cambridge Towers	2002	100.00%	100.00%	Detroit, MI	250	250
	Consolidated-Carolina	2003	89.99%	100.00%	Richmond, VA	158	158
	Coraopolis Towers	2002	80.00%	80.00%	Coraopolis, PA	200	160
	Crescent Flats (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	66	59
+	Cutters Ridge at Tobacco Row	2006	100.00%	100.00%	Richmond, VA	12	12
^*	Dallas Mercantile	2007-2008	100.00%	100.00%	Dallas, TX	366	366
	Donora Towers	2002	100.00%	100.00%	Donora, PA	103	103
	Drake	1998	1.99%	95.05%	Philadelphia, PA	282	268
	Emerald Palms	1996/2004	100.00%	100.00%	Miami, FL	505	505
	Grand	1999	85.50%	85.50%	North Bethesda, MD	549	469
	Grand Lowry Lofts	2000	0.10%	90.00%	Denver, CO	261	235
	Grove	2003	100.00%	100.00%	Ontario, CA	101	101
	Heritage	2002	100.00%	100.00%	San Diego, CA	230	230
	Independence Place II	2003	100.00%	100.00%	Parma Heights, OH	201	201
	Kennedy Biscuit Lofts	1990	2.99%	100.00%	Cambridge, MA	142	142
	Knolls	1995	1.00%	100.00%	Orange, CA	260	260
	Lakeland	1998	1.98%	94.10%	Waterford, MI	200	188
	Landings of Brentwood	2002	100.00%	100.00%	Nashville, TN	724	724
	Lenox Club	1991	95.00%	95.00%	Arlington, VA	385	366
	Lenox Park	1992	95.00%	95.00%	Silver Spring, MD	406	386
	Lofts at 1835 Arch	2001	1.99%	95.05%	Philadelphia, PA	191	182
*	Lucky Strike	2007	100.00%	100.00%	Richmond, VA	131	131
	Metro 417	2005	75.00%	100.00%	Los Angeles, CA	277	277
	Metropolitan	1989	100.00%	100.00%	Los Angeles, CA	270	270
	Museum Towers	1997	100.00%	100.00%	Philadelphia, PA	286	286
	One Franklintown	1988	100.00%	100.00%	Philadelphia, PA	335	335
	Parmatown Towers and Gardens	1972-1973	100.00%	100.00%	Parma, OH	412	412

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name	Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities (continued)
Pavilion	1992	95.00%	95.00%	Chicago, IL	1,114	1,058
Plymouth Square	2003	100.00%	100.00%	Detroit, MI	280	280
Queenswood	1990	99.00%	100.00%	Corona, NY	296	296
+ Sky55	2006	100.00%	100.00%	Chicago, IL	411	411
Southfield	2002	100.00%	100.00%	White Marsh, MD	212	212
Village Green	1994-1995	100.00%	100.00%	Beachwood, OH	360	360

Consolidated Apartment Communities Subtotal					11,684	11,352

Consolidated Supported-Living Apartments
Forest Trace	2000	100.00%	100.00%	Lauderhill, FL	322	322
Sterling Glen of Bayshore	2001	80.00%	100.00%	Bayshore, NY	85	85
Sterling Glen of Center City	2002	80.00%	100.00%	Philadelphia, PA	135	135
Sterling Glen of Darien	2001	80.00%	100.00%	Darien, CT	80	80
Sterling Glen of Forest Hills	2001	56.00%	70.00%	Forest Hills, NY	83	58
Sterling Glen of Lynbrook	2005	80.00%	100.00%	Lynbrook, NY	130	130
Sterling Glen of Plainview	2000	80.00%	100.00%	Plainview, NY	79	79
* Sterling Glen of Roslyn	2007	80.00%	100.00%	Roslyn, NY	158	158
Sterling Glen of Rye Brook	2004	40.00%	50.00%	Ryebrook, NY	168	84
Sterling Glen of Stamford	2000	80.00%	100.00%	Stamford, CT	166	166

Consolidated Supported-Living Apartments Subtotal					1,406	1,297

Consolidated Apartment Total					13,090	12,649

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities
^*++	Arbor Glen	2001-2007	50.00%	50.00%	Twinsburg, OH	288	144
	Bayside Village	1988-1989	50.00%	50.00%	San Francisco, CA	862	431
	Big Creek	1996-2001	50.00%	50.00%	Parma Hts., OH	516	258
	Boulevard Towers	1969	50.00%	50.00%	Amherst, NY	402	201
(3)	Brookpark Place	1976	100.00%	100.00%	Wheeling, WV	152	152
	Brookview Place	1979	3.00%	3.00%	Dayton, OH	232	7
(3)	Burton Place	1999	90.00%	90.00%	Burton, MI	200	180
	Camelot	1967	50.00%	50.00%	Parma, OH	151	76
(3)	Carl D. Perkins	2002	100.00%	100.00%	Pikeville, KY	150	150
(3)	Cedar Place	1974	2.39%	100.00%	Lansing, MI	220	220
	Cherry Tree	1996-2000	50.00%	50.00%	Strongsville, OH	442	221
	Chestnut Lake	1969	50.00%	50.00%	Strongsville, OH	789	395
	Clarkwood	1963	50.00%	50.00%	Warrensville Hts., OH	568	284
^*++	Cobblestone Court	2006-2008	50.00%	50.00%	Painesville, OH	304	152
	Colonial Grand	2003	50.00%	50.00%	Tampa, FL	176	88
	Connellsville Towers	1981	7.96%	7.96%	Connellsville, PA	111	9
	Coppertree	1998	50.00%	50.00%	Mayfield Hts., OH	342	171
	Deer Run	1987-1989	43.03%	43.03%	Twinsburg, OH	562	242
	Eaton Ridge	2002-2004	50.00%	50.00%	Sagamore Hills, OH	260	130
(3)	Farmington Place	1980	100.00%	100.00%	Farmington, MI	153	153
	Fenimore Court	1982	7.06%	50.00%	Detroit, MI	144	72
	Fort Lincoln II	1979	45.00%	45.00%	Washington, D.C.	176	79
	Fort Lincoln III & IV	1981	24.90%	24.90%	Washington, D.C.	306	76
(3)	Frenchtown Place	1975	4.92%	100.00%	Monroe, MI	151	151
(3)	Glendora Gardens	1983	1.99%	99.00%	Glendora, CA	105	104
	Granada Gardens	1966	50.00%	50.00%	Warrensville Hts., OH	940	470
	Hamptons	1969	50.00%	50.00%	Beachwood, OH	651	326
	Hunter's Hollow	1990	50.00%	50.00%	Strongsville, OH	208	104
	Independence Place I	1973	50.00%	50.00%	Parma Hts., OH	202	101
	Liberty Hills	1979-1986	50.00%	50.00%	Solon, OH	396	198
	Met Lofts	2005	50.00%	50.00%	Los Angeles, CA	264	132
	Midtown Towers	1969	63.00%	63.00%	Parma, OH	635	400
(3)	Millender Center	1985	3.97%	100.00%	Detroit, MI	339	339
(3)	Miramar Towers	1980	1.99%	100.00%	Los Angeles, CA	157	157

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities (continued)
^*	Military Housing – Marines, Hawaii Increment II	2007-2010	10.00%	10.00%	Honolulu, HI	1,175	118
^*	Military Housing – Navy, Hawaii Increment III	2007-2010	10.00%	10.00%	Honolulu, HI	2,519	252
^*	Military Housing – Navy Midwest	2009	25.00%	25.00%	Chicago, IL	1,658	415
	Newport Landing	2002-2005	50.00%	50.00%	Coventry, OH	336	168
	Noble Towers	1979	50.00%	50.00%	Pittsburgh, PA	133	67
	Nu Ken Tower (Citizen's Plaza)	1981	8.84%	50.00%	New Kensington, PA	101	51
(3)	Oceanpointe Towers	1980	1.99%	100.00%	Long Branch, NJ	151	151
^*	Ohana Military Communities, Hawaii Increment I	2005-2008	10.00%	10.00%	Honolulu, HI	1,952	195
(3)	Panorama Towers	1978	99.00%	99.00%	Los Angeles, CA	154	152
(3)	Park Place Towers	1975	2.39%	100.00%	Mt. Clemens, MI	187	187
	Parkwood Village	2001-2002	50.00%	50.00%	Brunswick, OH	204	102
	Pebble Creek	1995-1996	50.00%	50.00%	Twinsburg, OH	148	74
(3)	Perrytown	1973	4.92%	100.00%	Pittsburgh, PA	231	231
(3)	Pine Grove Manor	1973	1.99%	100.00%	Muskegon Township, MI	172	172
^	Pine Ridge Valley	1967-1974, 2005-2007	50.00%	50.00%	Willoughby Hills, OH	1,309	655
(3)	Potomac Heights Village	1981	1.99%	100.00%	Keyser, WV	141	141
	Residences at University Park	2002	25.00%	40.00%	Cambridge, MA	135	54
(3)	Riverside Towers	1977	2.96%	100.00%	Coshocton, OH	100	100
	Settler’s Landing at Greentree	2001-2004	50.00%	50.00%	Streetsboro, OH	408	204
(3)	Shippan Avenue	1980	100.00%	100.00%	Stamford, CT	148	148
	St. Mary's Villa	2002	35.22%	35.22%	Newark, NJ	360	127
^*	Stratford Crossing	2007-2009	50.00%	50.00%	Wadsworth, OH	348	174
	Surfside Towers	1970	50.00%	50.00%	Eastlake, OH	246	123
^*	Sutton Landing	2007-2008	50.00%	50.00%	Brimfield, OH	216	108
	Tamarac	1990-2001	50.00%	50.00%	Willoughby, OH	642	321
(3)	The Springs	1981	1.99%	100.00%	La Mesa, CA	129	129
(3)	Tower 43	2002	100.00%	100.00%	Kent, OH	101	101
(3)	Towne Centre Place	1975	4.43%	100.00%	Ypsilanti, MI	170	170
	Twin Lake Towers	1966	50.00%	50.00%	Denver, CO	254	127
*	Uptown Oakland	2008	50.00%	50.00%	Oakland, CA	665	333
(3)	Village Square	1978	100.00%	100.00%	Williamsville, NY	100	100
	Westwood Reserve	2002	50.00%	50.00%	Tampa, FL	340	170
	Woodgate/Evergreen Farms	2004-2006	33.00%	33.00%	Olmsted Township, OH	348	115
	Worth Street	2003	50.00%	50.00%	Manhattan, NY	330	165
(3)	Ziegler Place	1978	100.00%	100.00%	Livonia, MI	141	141

Unconsolidated Apartment Communities Subtotal						27,306	12,414

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name	Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Supported-Living Apartments
Classic Residence by Hyatt	1989	50.00%	50.00%	Teaneck, NJ	220	110
Classic Residence by Hyatt	1990	50.00%	50.00%	Chevy Chase, MD	339	170
Classic Residence by Hyatt	2000	50.00%	50.00%	Yonkers, NY	310	155
Sterling Glen of Glen Cove	2000	40.00%	50.00%	Glen Cove, NY	80	40
Sterling Glen of Great Neck	2000	40.00%	50.00%	Great Neck, NY	142	71

Unconsolidated Supported-Living Apartments Subtotal					1,091	546

Unconsolidated Apartments Total					28,397	12,960

Combined Apartments Total					41,487	25,609

Federally Subsidized Housing (Total of 10 Buildings)					1,765

Total Apartments at January 31, 2007					43,252

Total Apartments at January 31, 2006					38,440

CONDOMINIUMS

		Date of
		Opening/						Units Sold	Units Sold as
		Acquisition/	Legal	Pro-Rata		Total	Total Units	as of	of 1/31/07 at
Name		Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %	1/31/07	Pro-Rata %

Unconsolidated For Sale Condominiums
+	1100 Wilshire	2006-2007	40.00%	40.00%	Los Angeles, CA	228	91	139	56
*	Mercury	2007-2008	50.00%	50.00%	Los Angeles, CA	238	119	62	31
^*	Central Station	1995-2009	25.00%	25.00%	Chicago, IL	2,140	535	571	143

Unconsolidated For Sale Condominiums Total						2,606	745	772	230

Total For Sale Condominiums at January 31, 2007						2,606

*	Property under construction as of January 31, 2007.

**	Expansion of property under construction as of January 31, 2007.

+	Property opened or acquired in 2006.

++	Expansion of property.

^	Property to open in phases.

(1)	Represents the Company’s share of a property’s profits and losses upon settlement of any preferred returns to which the Company or its partner(s) may be entitled.

(2)	Represents the Company’s share of a property’s profits and losses adjusted for any preferred returns to which the Company or its partner(s) may be entitled.

(3)	This property is reported on the equity method of accounting as the U.S. Department of Housing and Urban Development is the primary beneficiary of the property primarily due to the fact that they are either the lender on the mortgage or the guarantor of the mortgage.

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
Item 4A. Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2007. The names, ages and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders to be held on June 21, 2007.

	Date
Name and Position(s) Held	Appointed	Age

Albert B. Ratner
Co-Chairman of the Board of Directors of the Company since June 1995, Vice Chairman of the Board of the Company from June 1993 to June 1995, Chief Executive Officer prior to July 1995 and President prior to July 1993.	6-13-1995	79

Samuel H. Miller
Co-Chairman of the Board of Directors of the Company since June 1995, Chairman of the Board of the Company from June 1993 to June 1995 and Vice Chairman of the Board, Chief Operating Officer of the Company prior to June 1993, Treasurer of the Company since December 1992.	6-13-1995	85

Charles A. Ratner
President of the Company since June 1993, Chief Executive Officer of the Company since June 1995, Chief Operating Officer from June 1993 to June 1995 and Executive Vice President prior to June 1993; Director.	6-13-1995	65

Bruce C. Ratner
Executive Vice President since November 2006; Director effective February 1, 2007; Officer of various subsidiaries.	11-09-2006	62

James A. Ratner
Executive Vice President; Director; Officer of various subsidiaries.	3-09-1988	62

Ronald A. Ratner
Executive Vice President; Director; Officer of various subsidiaries.	3-09-1988	59

Brian J. Ratner
Executive Vice President since June 2001, Senior Vice President – East Coast Development from June 1997 to June 2001, Vice President – Urban Entertainment from June 1995 to June 1997 and Vice President from May 1994 to June 1995; Director; Officer of various subsidiaries.	6-06-2001	49

Thomas G. Smith
Executive Vice President since October 2000, Senior Vice President prior to October 2000; Chief Financial Officer, Secretary, Officer of various subsidiaries since 1985.	10-10-2000	66

Linda M. Kane
Senior Vice President and Corporate Controller since June 2002, Vice President and Corporate Controller from March 1995 to June 2002, Asset Manager – Commercial Group from July 1992 to March 1995 and Financial Manager—Residential Group from October 1990 to July 1992.	6-17-2002	49

Geralyn M. Presti
Senior Vice President, General Counsel and Assistant Secretary since July 2002, Deputy General Counsel from January 2000 to June 2002, Associate General Counsel from December 1996 to January 2000, Assistant General Counsel from January 1995 to December 1996 and Corporate Counsel from November 1989 to January 1995.	7-01-2002	51
Note: Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Albert B. Ratner and Bruce C. Ratner are first cousins to each other as well as first cousins to Charles A. Ratner, James A. Ratner and Ronald A. Ratner. Brian J. Ratner is the son of Albert B. Ratner.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2007	2006	2006	2006

Market price range of common stock
Class A
High	$61.58	$55.55	$50.41	$47.15
Low	$52.97	$48.99	$42.94	$37.79
Class B
High	$61.50	$55.62	$50.23	$47.15
Low	$52.64	$48.79	$42.90	$37.71
Quarterly dividends declared per common share Class A and Class B (1)	$0.07	$0.07	$0.07	$0.06

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2006	2005	2005	2005

Market price range of common stock
Class A
High	$40.71	$38.10	$36.63	$32.76
Low	$36.59	$34.50	$31.00	$29.58
Class B
High	$40.48	$38.25	$36.80	$33.30
Low	$36.63	$34.54	$31.15	$29.70
Quarterly dividends declared per common share Class A and Class B (1)	$0.06	$0.06	$0.06	$0.05
Class A and Class B common stock are traded on the New York Stock Exchange under the symbols FCEA and FCEB, respectively. As of March 1, 2007, the number of registered holders of Class A and Class B common stock were 777 and 495, respectively.
For the three months ended January 31, 2007 there were no unregistered issuances of stock and no repurchases of stock.

(1)	Future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. The Company has the ability to pay additional cash dividends, but does not anticipate doing so due to its capital reinvestment program. Retained earnings of $19,462,000 were available for payment of dividends as of January 31, 2007, under the restrictions contained in the revolving credit agreement with a group of banks. On March 22, 2007, the anniversary date of the bank revolving credit facility, this amount was increased to $40,000,000.
The following graph shows a comparison of five-year cumulative total return of the Company’s Class A Common Stock (FCEA) and Class B Common Stock (FCEB), Standard & Poor’s 500 Stock Index (S&P 500) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2002 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes that dividends were reinvested quarterly.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on January 31, 2002 with dividends reinvested

	Jan-02	Jan-03	Jan-04	Jan-05	Jan-06	Jan-07
Forest City Enterprises Inc. - Class A	$100	$84	$133	$149	$196	$315
Forest City Enterprises Inc. - Class B	$100	$85	$132	$151	$196	$314
S&P 500®	$100	$77	$104	$110	$121	$139
Dow Jones US Real Estate Index	$100	$100	$148	$171	$218	$300

Item 6. Selected Financial Data
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) on February 1, 2002. The Operating Results and per share amounts presented below have been reclassified for properties disposed of and/or classified as held for sale during the years ended January 31, 2007, 2006, 2005, 2004 and 2003. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Our historical operating results may not be comparable to our future operating results.

	Years Ended January 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Operating Results:
Total revenues from real estate operations (1)	$1,168,835	$1,128,472	$924,959	$743,904	$645,871

Earnings from continuing operations (1)	$30,239	$64,512	$46,182	$35,144	$43,708
Discontinued operations, net of tax and minority interest (1)	147,012	19,007	50,285	7,525	5,123
Cumulative effect of change in accounting principle, net of tax	—	—	(11,261)	—	—

Net earnings	$177,251	$83,519	$85,206	42,669	$48,831

Diluted Earnings per Common Share:
Earnings from continuing operations (1)	$0.29	$0.63	$0.45	$0.35	$0.44
Discontinued operations, net of tax and minority interest (1)	1.41	0.18	0.50	0.07	0.05
Cumulative effect of change in accounting principle, net of tax	—	—	(0.11)	—	—

Net earnings	$1.70	$0.81	$0.84	$0.42	$0.49

Weighted Average Diluted Shares Outstanding	104,454,898	102,603,932	101,846,056	101,144,346	100,357,030

Cash Dividends Declared – Class A and Class B	$.2700	$.2300	$.2950 (2)	$.1650	$.1150

	January 31,
	2007	2006	2005	2004	2003
			(in thousands)
Financial Position:
Consolidated assets	$8,981,604	$7,990,341	$7,322,085	$5,924,072	$5,092,629
Real estate portfolio, at cost	$8,229,273	$7,155,126	$6,437,906	$5,082,595	$4,455,504
Long-term debt, primarily nonrecourse mortgages	$6,225,272	$5,841,332	$5,386,591	$4,039,827	$3,371,757

(1)	This category is adjusted for discontinued operations in accordance with SFAS No. 144. See the “Discontinued Operations” section of the Management Discussion and Analysis (“MD&A”) of Item 7.

(2)	On December 9, 2004, the Board of Directors approved a special one-time dividend of $.10 per share (post-split) in recognition of the sale of an entire strategic business unit, Forest City Trading Group, Inc., a lumber wholesaler.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living communities. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. New York City operations are part of the Commercial Group or Residential Group depending on the nature of the operations. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The Nets, a franchise of the NBA in which we account for our investment on the equity method of accounting, is a reportable segment of the Company.

We have approximately $9.0 billion of assets in 26 states and the District of Columbia at January 31, 2007. Our core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. We have offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters are in Cleveland, Ohio.
Overview
Significant milestones occurring during 2006 included:
•	Opening 10 construction projects which included two retail center openings; San Francisco Centre, a 1.5 million square-foot retail center in San Francisco, California, which is jointly owned by us and Westfield America and the third phase of Northfield at Stapleton, located in Denver, Colorado. Three Residential openings included Sky55 and 1251 S. Michigan, both located in Chicago, Illinois;

•	Four acquisitions which included Resurrection Health Care office building adjacent to our Illinois Science and Technology Park in Skokie, Illinois, as well as the Metreon retail center and the Bulletin Building, an office building, both in San Francisco, California;

•	Issued Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Companies portfolio which is composed of the Company’s and Bruce C. Ratner’s combined interest in a total of 30 retail, office and residential operating properties, certain service companies and seven identified development opportunities, as well as the pursuit of new real estate opportunities, all in the greater New York City metropolitan area (see “Class A Common Units” section);

•	Acquisition of ING Real Estate’s (“ING”) interest in the New York Times Building in Manhattan, New York and closing on the acquisition of our partner’s interest at Galleria at Sunset, a retail center in Henderson, Nevada;

•	Taking advantage of market conditions and relatively high valuations by disposing of seven properties, including the Hilton Times Square, a 444-room hotel, Embassy Suites, a 463-room hotel, and Battery Park City, a retail center, all located in Manhattan, New York, and Mount Vernon Square, a 1,387 unit apartment community in Alexandria, Virginia;

•	Reaching several milestones at our 9,000-acre Mesa del Sol master-planned, mixed-use community, including: purchasing 3,000 acres of land to begin full-scale development of the project; announcing that a Hollywood studio has completed a 50-acre film production campus and an 88,000-square-foot research, development and manufacturing facility for the project’s first tenant — solar technology company Advent Solar Inc. and the New Mexico State legislature approval of the establishment of tax increment development districts, the first tax increment districts in the state, to finance much of the public infrastructure that will serve Mesa del Sol;

•	Announcing that New York’s Public Authorities Control Board (PACB) unanimously approved our Atlantic Yards project, a mixed-use development in downtown Brooklyn whose main attraction is expected to be a new sports and entertainment arena for the Nets NBA basketball team and that Barclays PLC, a major global financial services provider, has signed a partnership agreement for the naming rights for the arena;

•	Signing an agreement with the Fitzsimons Redevelopment Authority to develop a 160-acre life sciences office park near Denver, Colorado;

•	Increasing the bank revolving credit facility by $150,000,000 in June to allow for borrowings up to $600,000,000;

•	Closing on our offering of $287.5 million 3.625% Puttable Equity-Linked Senior Notes due 2011 and the related repurchase of approximately $25 million of our Class A common stock;

•	Closing $1.29 billion in mortgage financing transactions at attractive interest rates; and

•	Receiving two Urban Land Institute Awards For Excellence, one for our Stapleton mixed-use urban redevelopment, and the other for our 1.2 million square-foot Victoria Gardens open-air regional lifestyle center in Rancho Cucamonga, California.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

Critical Accounting Policies
Our consolidated financial statements include all majority-owned subsidiaries where we have financial or operational control and variable interest entities (“VIEs”) where we are deemed to be the primary beneficiary. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, we have identified certain critical accounting policies which are subject to judgment and uncertainties. We have used our best judgment to determine estimates of certain amounts included in the financial statements as a result of these policies, giving due consideration to materiality. As a result of uncertainties surrounding these events at the time the estimates are made, actual results could differ from these estimates causing adjustments to be made in subsequent periods to reflect more current information. The accounting policies that we believe contain uncertainties that are considered critical to understanding the consolidated financial statements are discussed below. Our management reviews and discusses the policies below on a regular basis. These policies have also been discussed with our audit committee of the Board of Directors.
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
Military Housing Fee Revenues – Asset management fee revenues are recognized based on a stated percentage of the annual operating income that is generated by the military housing privatization projects. Asset management fees of $1,091,000, $898,000 and $-0- were recognized during the years ended January 31, 2007, 2006, and 2005, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.
Revenues for development fees related to our military housing projects are based on a stated percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize additional development incentive fees based on a stated percent that is earned upon the successful completion of certain subjective criteria as specified in the development agreements. Revenues of $7,981,000, $1,697,000 and $-0- were recognized during the years ended January 31, 2007, 2006 and 2005, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.
Revenues related to construction management fees are recognized based on amounts paid for the cost of each construction contract. We also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contract. Revenues of $4,327,000, $1,379,000 and $-0- were recognized during the years ended January 31, 2007, 2006 and 2005, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.

Recognition of Costs and Expenses
Operating expenses primarily represent the recognition of operating costs, which are charged to operations as incurred, administrative expenses and taxes other than income taxes. Interest expense and real estate taxes during active development and construction are capitalized as a part of the project cost.
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. Subsequent tenant improvements are amortized over the life of the tenant’s lease. This estimate is based on the length of time the asset is expected to generate positive operating cash flows. In our Residential Group, we purchased our partner’s interest in contracts related to our military family housing projects during the fiscal years ended January 31, 2007 and 2006. We have recorded the cost of these contracts as intangible assets and the amounts will be amortized over the life of the respective contracts.
Major improvements and tenant improvements that are considered our assets are capitalized in real estate costs and expensed through depreciation charges. Tenant improvements that are considered lease inducements are capitalized into other assets and amortized as a reduction of rental revenue over the life of the tenant’s lease. Repairs, maintenance and minor improvements are expensed as incurred.
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
Allowance for Doubtful Accounts and Reserves on Notes Receivable – We record allowances against our rent receivables from commercial and residential tenants that we deem to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. This estimate is calculated based on a three-year history of early tenant lease terminations as well as an estimate for expected activity of current tenants in the case of the straight-line rent adjustments. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. We estimate the allowance for notes receivable based on our assessment of the collectibility of the note. Our assessment of collectibility is based largely on expected future cash flows estimated to be paid to our limited partners. If our estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur. Our allowance for doubtful accounts, which includes our straight-line allowance, was $12,617,000 and $11,022,000, at January 31, 2007 and 2006, respectively.
Historic Tax Credit Entities – We have certain investments in properties that have received, or we believe are entitled to receive, historic rehabilitation tax credits on qualifying expenditures under section 47 of the Internal Revenue Code of 1986 as well as various state credit programs. We typically enter into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into these investments, they are entitled to substantially all of the benefits derived from the historic tax credit, but generally have no material interest in the underlying economics of the properties. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby we may be obligated (or entitled) to repurchase the financial investors’ interest. Due to the economic structure, we have consolidated each of these properties in our consolidated financial statements, and have reflected the investors’ contribution as a liability in our Consolidated Balance Sheets. We guarantee the financial investor that in the event of a subsequent recapture by a taxing authority due to our noncompliance with applicable tax credit guidelines that we will indemnify the financial investor for any recaptured tax credits. Within our consolidated financial statements, we initially record a liability for the cash received from the financial investor. We generally record income upon completion and certification of the qualifying development expenditures resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 5 years. During the year ended January 31, 2007, we recognized income related to federal and state tax credits of $12,681,000 and $13,038,000, respectively, which were recorded in interest and other income in our Consolidated Statements of Earnings.
Economic Lives – Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. Subsequent tenant improvements are generally amortized over the life of the tenant’s lease. This estimate is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements. We believe the estimated useful lives and classification of the depreciation and amortization of fixed assets and tenant improvements are reasonable and follow industry standards. In our Residential Group, we purchased our partner’s interest in contracts related to our military family housing projects during the fiscal years ended January 31, 2007 and 2006. We have recorded the cost of these contracts as intangible assets and the amounts will be amortized over the life of the respective contracts.
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
Allowance for Projects Under Development – We record an allowance for development project write-offs for our projects under development. A specific project is written off against this allowance when it is determined by management that the project will not be developed. The allowance, which is consistently applied, is adjusted on a quarterly basis based on our actual development project write-off history. The allowance decreased by $800,000 and $3,500,000 for the years ended January 31, 2007 and 2006, respectively and increased by $900,000 for the year ended January 31, 2005. Any change in the allowance is reported in operating expenses in our Consolidated Statements of Earnings.
Variable Interest Entities – Effective February 1, 2004, we adopted FIN No. 46 (R) “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”). Under FIN No. 46 (R), we are required to consolidate a VIE if our interest in the VIE is such that we will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, or both. Calculating expected losses and/or expected residual returns involves estimating expected future cash flows. If different estimates are applied in determining future cash flows, such as the probability of the future cash flows and the risk free rate, we may have otherwise concluded on the consolidation method of an entity.
Fiscal Year – The years 2006, 2005 and 2004 refer to the fiscal years ended January 31, 2007, 2006 and 2005, respectively.
Results of Operations
We report our results of operations by each of our three strategic business units as we believe this provides the most meaningful understanding of our financial performance. In addition to our three strategic business units, we have two additional segments: the Nets and Corporate Activities.
Net Earnings – Net earnings for the year ended January 31, 2007 were $177,251,000 versus $83,519,000 for the year ended January 31, 2006. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following increases, which are net of tax and minority interest:
•	$143,026,000 ($233,092,000, pre-tax) related to the 2006 gains on disposition of six consolidated properties, Mount Vernon Square, an apartment community located in Alexandria, Virginia, Providence at Palm Harbor, an apartment community located in Tampa, Florida, Hilton Times Square, a 444-room hotel located in Manhattan, New York, G Street, a specialty retail center located in Philadelphia, Pennsylvania, Embassy Suites Hotel, a 463-room hotel located in Manhattan, New York, and Battery Park City, a retail center located in Manhattan, New York;

•	$15,781,000 ($25,719,000, pre-tax) related to income recognition on the sale of state and federal Historical Preservation Tax Credits;

•	$5,765,000 ($9,831,000, pre-tax) related to the decreased losses from our equity investment in the New Jersey Nets basketball team; and

•	$4,700,000 ($7,662,000, pre-tax) related to the 2006 gain on disposition of one equity method Commercial property, Midtown Plaza, a specialty retail center located in Parma, Ohio.

These increases were partially offset by the following decreases, net of tax and minority interest:
•	$26,505,000 ($43,198,000, pre-tax) related to the 2005 gains on disposition of three consolidated properties, Enclave, an apartment community located in San Jose, California, and Cherrywood Village and Ranchstone, apartment communities located in Denver, Colorado;

•	$9,913,000 ($16,155,000, pre-tax) related to decreases in Commercial Group sales of land, outlots, and development projects. These decreases are made up of $7,008,000, pre-tax, related to a 2005 land sale at Twelve MetroTech Center, $7,174,000, pre-tax, in outlot land sales for our consolidated properties primarily at Victoria Gardens, Simi Valley and Wadsworth, and $4,528,000, pre-tax, related to the sale of a development project in Las Vegas, Nevada. These decreases were partially offset by increased land sales of $2,555,000, pre-tax, for our unconsolidated properties at Victor Village and Charleston Mall;

•	$12,900,000 ($21,023,000, pre-tax) related to the 2005 gains on disposition of three equity method properties, Showcase, a specialty retail center located in Las Vegas, Nevada, Colony Place, an apartment community located in Fort Myers, Florida and Flower Park Plaza, an apartment community located in Santa Ana, California;

•	$10,000,000 related to the one-time reduction of deferred income taxes which resulted from a favorable change in our effective tax rate due to a change in the rate in the State of Ohio during 2005;

•	$5,759,000 ($9,386,000, pre-tax) related to the fair market value adjustments of certain of our 10-year forward swaps which were marked to market as additional interest expense as a result of the derivatives not qualifying for hedge accounting (See the Interest Rate Exposure section);

•	$3,583,000 ($5,840,000, pre-tax) related to our development fee revenue at Twelve MetroTech Center that did not recur; and

•	$3,469,000 ($4,738,000, pre-tax) related to the expensing of stock options upon our adoption of SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”), on February 1, 2006.
Net earnings for the year ended January 31, 2006 were $83,519,000 versus $85,206,000 for the year ended January 31, 2005. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•	$40,893,000 ($67,645,000, pre-tax) related to the 2004 gains on disposition of ten consolidated properties, Regency Towers, Woodlake, Bridgewater, Pavilion, Trellis at Lee’s Mill, Hunting Park, Arboretum, Flatbush Avenue, Colony Woods and Silver Hill;

•	$19,341,000 ($31,996,000, pre-tax) due to the gains on disposition of three equity method properties in 2004, Manhattan Town Center Mall, a regional mall located in Manhattan, Kansas, Chapel Hill Suburban, a specialty retail center located in Akron, Ohio and Chapel Hill Mall, a regional mall located in Akron, Ohio;

•	$13,745,000 ($22,737,000, pre-tax) related to Stapleton Land, LLC’s retained interest in a trust. Of this amount, $12,445,000 was earned in 2004 but attributable to other comprehensive income (“OCI”) in previous fiscal years and deferred until 2004 under the cost recovery method. The remaining amount of $1,300,000 was earned and recognized during the year ended January 31, 2005;

•	$11,501,000 ($20,920,000, pre-tax) related to the 2004 gain on disposition of Lumber Group and a decrease of $4,545,000 ($9,390,000 pre-tax) related to Lumber Group’s 2004 earnings with no corresponding amount in 2005;

•	$9,999,000 ($13,645,000, pre-tax) related to our increased loss from our equity investment in the New Jersey Nets basketball team, which we did not own during the first half of 2004;

•	$8,134,000 ($13,552,000, pre-tax) related to our development fee revenue at Twelve MetroTech Center that did not recur at the same level in 2005; and

•	$5,981,000 in interest expense as a result of the issuance of $150,000,000 senior notes in January 2005.
These decreases were partially offset by the following increases in earnings, net of tax and minority interest:
•	$26,830,000 ($48,001,000 pre-tax) related to increases in Commercial Group sales of land, outlots, and development projects. These increases are made up of $7,008,000, pre-tax, related to the 2005 land sale at Twelve MetroTech Center, $34,195,000, pre-tax, in outlot land sales for our consolidated properties primarily at Victoria Gardens and Simi Valley, $4,528,000, pre-tax, related to the sale of a development project in Las Vegas, Nevada, and $2,270,000, pre-tax, related to land sales for our unconsolidated properties;

•	$26,505,000 ($43,198,000, pre-tax) related to the 2005 gains on disposition of three consolidated residential properties, Enclave, Cherrywood Village and Ranchstone;

•	$23,706,000 ($37,892,000, pre-tax) related to land sales reported in the Land Development Group primarily at Grass Farms in Manatee County, Florida, Central Station in Chicago, Illinois and Stapleton in Denver, Colorado;

•	$12,900,000 ($21,023,000, pre-tax) related to the 2005 gains on disposition of three equity method properties, Showcase, Colony Place and Flower Park Plaza;

•	$11,261,000 related to the prior year charge for cumulative effect of change in accounting principle as a result of our implementation of FIN No. 46 (R), which did not recur; and

•	$10,000,000 related to the one-time reduction of deferred income taxes which resulted from a favorable change in our effective tax rate due to a change in the rate in the State of Ohio during 2005.
Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, interest and other income, equity in earnings (loss) of unconsolidated entities, operating expenses and interest expense incurred by each segment for the years ended January 31, 2007, 2006 and 2005, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$753,148	$698,399	$646,343
Commercial Group Land Sales	58,167	125,938	11,410
Residential Group	240,290	196,266	174,545
Land Development Group	117,230	107,869	92,657
The Nets	—	—	—
Corporate Activities	—	—	4

Total Revenues from Real Estate Operations	$1,168,835	$1,128,472	$924,959

Interest and Other Income
Commercial Group	$8,019	$4,415	$4,818
Residential Group	33,663	3,842	3,435
Land Development Group	18,179	17,716	34,475
The Nets	—	—	—
Corporate Activities	1,876	1,800	248

Total Interest and Other Income	$61,737	$27,773	$42,976

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$16,274	$11,493	$9,009
Gain on sale of Midtown	7,662	—	—
Gain on sale of Showcase	—	13,145	—
Gain on sale of Chapel Hill Mall	—	—	27,943
Gain on sale of Manhattan Town Center Mall	—	—	3,138
Gain on sale of Chapel Hill Suburban	—	—	915
Residential Group	118	5,936	7,802
Gain on sale of Colony Place	—	5,352	—
Gain on sale of Flower Park Plaza	—	2,526	—
Land Development Group	39,190	41,304	16,454
The Nets	(14,703)	(24,534)	(10,889)
Corporate Activities	1	(21)	20

Total Equity in Earnings (Loss) of Unconsolidated Entities	$48,542	$55,201	$54,392

Operating Expenses
Commercial Group	$401,027	$340,642	$308,986
Cost of Commercial Group Land Sales	27,106	65,675	10,078
Residential Group	164,496	137,078	115,381
Land Development Group	75,107	64,463	55,126
The Nets	—	—	—
Corporate Activities	41,607	36,907	33,952

Total Operating Expenses	$709,343	$644,765	$523,523

Interest Expense
Commercial Group	$178,200	$166,391	$150,985
Residential Group	58,642	40,534	32,736
Land Development Group	8,875	7,606	7,161
The Nets	—	—	—
Corporate Activities	48,086	45,003	35,795

Total Interest Expense	$293,803	$259,534	$226,677

Commercial Group

Revenues from Real Estate Operations — Revenues from real estate operations for the Commercial Group decreased by $13,022,000, or 1.58%, for the year ended January 31, 2007 compared to the prior year. This decrease was primarily the result of:
•	Decrease of $48,317,000 ($35,073,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Simi Valley in Simi Valley, California, Wadsworth in Ohio, Victoria Gardens in Rancho Cucamonga, California and Promenade Bolingbrook in Bolingbrook, Illinois;

•	Decrease of $19,456,000 ($15,565,000, net of minority interest) related to a 2005 land sale at Twelve Metrotech Center, in Brooklyn, New York, which did not recur;

•	Decrease of $9,733,000 ($5,840,000, net of minority interest) related to development fee revenue at Twelve Metrotech Center, which did not recur; and

•	Decrease of $4,528,000 related to the 2005 sale of a development project in Las Vegas, Nevada.
These decreases were partially offset by the following increases:
•	Increase of $21,294,000 related to new property openings, as noted in the first table on page 37;

•	Increase of $15,594,000 related to revenues earned on a construction contract from the New York City School Construction Authority related to construction of a school on the ground floor of Beekman, a development project in Manhattan, New York;

•	Increase of $8,901,000 related to an increase in occupancy and rents primarily at the following regional malls: Victoria Gardens, Promenade in Temecula and South Bay Galleria, all of which are located in California;

•	Increase of $8,345,000 related to the buyout of our partner in Galleria at Sunset, a regional mall in Henderson, Nevada, previously accounted for on the equity method of accounting;

•	Increase of $3,039,000 primarily related to increases in occupancy and rates in our hotel portfolio;

•	Increase of $2,264,000 related to two tenants’ lease cancellations fees, one at M.K. Ferguson Plaza in Cleveland, Ohio and another at Quebec Square in Denver, Colorado; and

•	Increase of $1,960,000 primarily related to the expansion of Short Pump Town Center in Richmond, Virginia, which opened in September 2005.
The balance of the remaining increase in revenues from real estate operations of approximately $7,615,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group increased by $166,584,000, or 25.33%, for the year ended January 31, 2006 compared to the prior year. This increase was primarily the result of:
•	Increase of $48,386,000 related to new property openings, as noted in the second table on page 37;

•	Increase of $95,072,000 ($79,019,000, net of minority interest) related to commercial land sales primarily at Simi Valley, Wadsworth, Victoria Gardens, Promenade Bolingbrook and Salt Lake City;

•	Increase of $19,456,000 ($15,565,000, net of minority interest) related to a 2005 land sale at Twelve MetroTech Center; and

•	Increase of $4,528,000 related to the sale of a development project in Las Vegas, Nevada.
These increases were partially offset by the following decrease:
•	Decrease of $22,586,000 ($13,552,000, net of minority interest) related to development fee revenue at Twelve MetroTech Center, that was earned in the prior year and did not recur at the same level.
The balance of the remaining increase in revenues from real estate operations of approximately $21,728,000 was generally due to fluctuations in mature properties.

Operating and Interest Expenses — Operating expenses increased $21,816,000, or 5.37%, for the year ended January 31, 2007 compared to the prior year. This increase was primarily the result of:
•	Increase of $15,594,000 related to construction of a school on the ground floor of Beekman. These costs were reimbursed by the New York City School Construction Authority which is included in revenues from real estate operations as discussed above;

•	Increase of $9,943,000 related to new property openings, as noted in the first table on page 37;

•	Increase of $5,453,000 related to an increase in occupancy primarily at the following regional malls: Victoria Gardens, Promenade in Temecula and South Bay Galleria;

•	Increase of $3,713,000 related to write-offs of development projects that we believed were no longer probable of occurring and the reduction of the projects under development reserve during 2005 that did not recur in the current year;

•	Increase of $3,145,000 related to Issue 3 – Ohio Earn and Learn initiatives in order to secure a gaming license in Ohio, which was not approved by the voters;

•	Increase of $2,291,000 related to the buyout of our partner in Galleria at Sunset, previously accounted for on the equity method of accounting;

•	Increase of $1,275,000 primarily related to increases in occupancy in our hotel portfolio;

•	Increase of $1,244,000 related to an increase in cash participation payments under the ground leases with the City of New York at 42nd Street Retail in Manhattan, New York and One Pierrepont Plaza in Brooklyn, New York;

•	Increase of $1,005,000 related to the expensing of stock options as a result of the adoption of SFAS No. 123(R) on February 1, 2006; and

•	Increase of $929,000 related to non-capitalizable marketing and promotion costs for Atlantic Yards in Brooklyn, New York.
These increases were partially offset by the following decreases:
•	Decrease of $27,873,000 ($27,899,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Simi Valley, Wadsworth and Promenade Bolingbrook; and

•	Decrease of $10,696,000 ($8,557,000, net of minority interest) related to a land sale at Twelve MetroTech Center, which did not recur.
The balance of the remaining increase in operating expenses of approximately $15,793,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses increased $87,253,000, or 27.35%, for the year ended January 31, 2006 compared to the prior year. This increase was primarily the result of:
•	Increase of $44,901,000 ($44,824,000, net of minority interest) related to commercial land sales primarily at Simi Valley, Wadsworth, Victoria Gardens, Promenade Bolingbrook, and Salt Lake City;

•	Increase of $17,329,000 related to new property openings, as noted in the second table on page 37;

•	Increase of $10,696,000 ($8,557,000, net of minority interest) related to a 2005 land sale at Twelve MetroTech Center,

•	Increase of $2,836,000 related to non-capitalizable promotional costs for new development projects; and

•	Increase of approximately $1,542,000 related to the Commercial Group’s allocated share of a write-off of a portion of our enterprise resource planning project.

These increases were partially offset by the following decrease:
•	Decrease of $6,460,000 in project write-offs of abandoned development projects.
The balance of the remaining increase in operating expenses of approximately $16,409,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $11,809,000, or 7.10%, during the year ended January 31, 2007 compared to the prior year. The increase is primarily attributable to openings of the properties in the first table listed below and the fair value adjustment of 10-year forward swaps marked to market as additional interest expense that occurred during 2006. Interest expense for the Commercial Group increased by $15,406,000, or 10.20%, during the year ended January 31, 2006 compared to the prior year. The increase was primarily attributable to properties listed in the second table below.
The following table presents the increases/decreases in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the year ended January 31, 2007 compared to the prior year (dollars in thousands):

				Revenue
				from Real
		Quarter/Year	Square	Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses

Retail Centers:

		Q4-2005/Q1-2006/
Northfield at Stapleton	Denver, Colorado	Q3-2006	1,170,000	$3,972	$4,919
Simi Valley Town Center	Simi Valley, California	Q3-2005	660,000	13,692	4,028

Office Buildings:
Illinois Science and Technology Park – Building A	Skokie, Illinois	Q4-2006 (1)	225,000	616	349
Illinois Science and Technology Park – Building P	Skokie, Illinois	Q4-2006 (1)	127,000	133	476
Edgeworth Building	Richmond, Virginia	Q4-2006	142,000	144	3
Stapleton Medical Office Building	Denver, Colorado	Q3-2006	45,000	299	66
Resurrection Health Care	Skokie, Illinois	Q1-2006 (1)	40,000	323	13
Ballston Common Office Center	Arlington, Virginia	Q2-2005 (1)	176,000	2,115	89

Total				$21,294	$9,943

(1)    Acquired property.
The following table presents the increases/decreases in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the year ended January 31, 2006 compared to the prior year (dollars in thousands):

					Revenue
					from Real
		Quarter/Year		Square	Estate	Operating
Property	Location	Opened		Feet	Operations	Expenses

Retail Centers:
Simi Valley Town Center	Simi Valley, California	Q3-2005		660,000	$4,000	$2,632
Saddle Rock Village	Aurora, Colorado	Q1-2005		354,000	900	495
Quartermaster Plaza	Philadelphia, Pennsylvania	Q3-2004		459,000	5,920	1,884
Victoria Gardens	Rancho Cucamonga, California	Q3-2004		1,034,000	19,584	5,211
Atlantic Terminal	Brooklyn, New York	Q2-2004		373,000	2,037	608
Brooklyn Commons	Brooklyn, New York	Q2-2004		151,000	550	(11)

Office Buildings:
Ballston Common Office Center	Arlington, Virginia	Q2-2005	(1)	176,000	4,310	1,602
Twelve MetroTech Center	Brooklyn, New York	Q4-2004		177,000	—	929
University of Pennsylvania	Philadelphia, Pennsylvania	Q4-2004		123,000	4,871	882
Atlantic Terminal	Brooklyn, New York	Q2-2004		399,000	6,214	3,097

Total					$48,386	$17,329

(1)	Acquired property.

Residential Group
Revenues from real estate operations - Revenues from real estate operations for the Residential Group increased by $44,024,000, or 22.4%, during the year ended January 31, 2007 compared to the prior year. This increase was primarily the result of:
•	Increase of $20,822,000 related to new property openings and an acquired property as noted in the table on page 39;

•	Increase of $11,578,000 related to military housing fee income from the management and development of units in Hawaii and Illinois;

•	Increase of $7,268,000 related to an increase in rents and occupancies primarily at the following properties: Grand in North Bethesda, Maryland, Pavilion in Chicago, Illinois, Lofts at 1835 Arch in Philadelphia, Pennsylvania, Museum Towers in Philadelphia, Pennsylvania, Sterling Glen of Stamford in Stamford, Connecticut, Sterling Glen of Ryebrook in Ryebrook, New York, Sterling Glen of Bayshore in Bayshore, New York, Sterling Glen of Center City in Philadelphia, Pennsylvania and Forest Trace in Lauderhill, Florida;

•	Increase of approximately $2,100,000 related to a land sale at Bridgewater in Hampton, Virginia; and

•	Increase of $517,000 due to the consolidation of one property previously accounted for on the equity method of accounting as a result of the buyout of a partner on this property.
The balance of the remaining increase of approximately $1,739,000 was generally due to fluctuations in other mature properties.
Revenues from real estate operations for the Residential Group increased by $21,721,000, or 12.4%, during the year ended January 31, 2006 compared to the prior year. This increase was primarily the result of:
•	Increase of $7,145,000 related to new property openings, as noted in the table on page 40;

•	Increase of $4,896,000 related to military housing fee income from the management and development of units in Hawaii and Illinois;

•	Increase of $3,125,000 due to the consolidation of three properties previously accounted for on the equity method of accounting as a result of the buyout of a partner on these properties;

•	Increase of $2,784,000 related to an increase in occupancy primarily at the following properties: Grand, One Franklintown in Philadelphia, Pennsylvania and Sterling Glen of Darien in Darien, Connecticut; and

•	Increase of $805,000 related to a land sale at Tobacco Row.
These increases were partially offset by the following decrease:
•	Decrease of $1,100,000 from the sale of a parcel of land in Salem, Massachusetts in the prior year.
The balance of the remaining increase of approximately $4,066,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses for the Residential Group increased by $27,418,000, or 20.0%, during the year ended January 31, 2007 compared to the prior year. This increase was primarily the result of:
•	Increase of $10,641,000 related to new property openings as noted in the table on page 39;

•	Increase of approximately $2,000,000 primarily related to a land sale at Bridgewater;

•	Increase of $1,634,000 related to write-offs of development projects that we believed were no longer probably of occurring, and the reduction of the projects under development reserve that did not recur in the current year;

•	Increase of $734,000 related to one property previously accounted for under the equity method of accounting as a result of the buyout of the partner on this property;

•	Increase of $686,000 related to the expensing of stock options as a result of the adoption of SFAS No. 123(R) on February 1, 2006; and

•	Increase of $607,000 related to management expenditures associated with military housing fee income.
The balance of the remaining increase of approximately $11,116,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $21,697,000, or 18.8%, during the year ended January 31, 2006 compared to the prior year. This increase was primarily the result of:
•	Increase of $8,151,000 related to new property openings, as noted in the table on page 40;

•	Increase of $1,860,000 from damages incurred at Emerald Palms in Miami, Florida and Forest Trace from hurricanes Katrina and Wilma;

•	Increase of $1,590,000 related to three properties previously accounted for under the equity method of accounting as a result of the buyout of the partner on these properties;

•	Increase of $1,022,000 related to marketing expenses for the following properties under construction: Sterling Glen of Roslyn in Roslyn, New York, 1225 S. Michigan in Chicago, Illinois, and Dallas Mercantile in Dallas, Texas, Sky55 and 1251 S. Michigan, both located in Chicago, Illinois;

•	Increase of $908,000 related to Residential Group’s allocated share of a write-off of a portion of our enterprise resource planning project;

•	Increase of $654,000 related to management expenditures associated with military housing fee income; and

•	Increase of $291,000 related to a land sale at Tobacco Row.
These increases were partially offset by the following decrease:
•	Decrease of $661,000 related to the sale of a parcel of land in Salem, Massachusetts in the prior year.
The balance of the remaining increase of approximately $7,882,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $18,108,000, or 44.7%, during the year ended January 31, 2007 compared to the prior year. This increase was primarily attributable to openings of properties in the table below and the early repayment of a participating loan on a Residential Group property. Interest expense for the Residential Group increased by $7,798,000, or 23.8%, during the year ended January 31, 2006 compared to the prior year. This increase was primarily attributable to openings of properties in the table on page 40 and an increase in variable interest rates.
The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the year ended January 31, 2007 compared to the prior year (dollars in thousands):

				Revenue
				from
		Quarter/Year	Number	Real Estate	Operating
Property	Location	Opened	of Units	Operations	Expenses

1251 S. Michigan	Chicago, Illinois	Q1-2006	91	$214	$621
Sky55	Chicago, Illinois	Q1-2006	411	1,968	4,641
Sterling Glen of Lynbrook	Lynbrook, New York	Q4-2005	100	4,581	2,470
100 Landsdowne Street	Cambridge, Massachusetts	Q3-2005	203	3,851	1,264
Ashton Mill	Cumberland, Rhode Island	Q3-2005	193	3,328	453
Metro 417	Los Angeles, California	Q2-2005	277	6,016	914
23 Sidney Street	Cambridge, Massachusetts	Q1-2005	51	864	278

Total				$20,822	$10,641

The following table presents the increases in revenue and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the year ended January 31, 2006 compared to the prior year (dollars in thousands):

				Revenue
				from
		Quarter/Year	Number	Real Estate	Operating
Property	Location	Opened	of Units	Operations	Expenses

Sterling Glen of Lynbrook	Lynbrook, New York	Q4-2005	100	$656	$1,306
100 Landsdowne Street	Cambridge, Massachusetts	Q3-2005	203	369	1,411
Ashton Mill	Providence, Rhode Island	Q3-2005	193	282	985
Metro 417	Los Angeles, California	Q2-2005	277	501	1,437
23 Sidney Street	Cambridge, Massachusetts	Q1-2005	51	427	565
Emerald Palms Expansion	Miami, Florida	Q2-2004	86	719	302
East 29th Avenue Town Center	Denver, Colorado	Q1-2004	156	1,202	638
Sterling Glen of Rye Brook	Rye Brook, New York	Q1-2004	165	2,989	1,507

Total				$7,145	$8,151

Land Development Group
Revenues from real estate operations – Land sales and the related gross margins vary from period to period depending on timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land in good markets throughout the country. Our land sales were impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry that are anticipated to continue into 2007. Interest income for the Land Development Group is discussed beginning on page 42. Revenues from real estate operations for the Land Development Group increased by $9,361,000 for the year ended January 31, 2007 compared to the prior year. This increase is primarily the result of:
•	Increase of $19,000,000 in land sales at Bal Gra in Edenton, North Carolina;

•	Increase of $13,980,000 in land sales at Tangerine Crossing in Tucson, Arizona; and

•	Increase of $8,349,000 primarily at three land development projects, Mill Creek in York County, South Carolina, Wheatfield Lake in Wheatfield, New York and Rockport Square in Lakewood, Ohio combined with several smaller sales increases at various other land development projects.
These increases were partially offset by the following decreases:
•	Decrease of $11,965,000 in land sales at Stapleton in Denver, Colorado;

•	Decrease of $9,072,000 in land sales at Suncoast Lakes in Pasco County, Florida;

•	Decrease of $5,415,000 in land sales at Thornbury in Solon, Ohio;

•	Decrease of $2,880,000 in land sales primarily at LaDue Reserve in Mantua, Ohio, combined with several smaller sales decreases at various land development projects; and

•	Decrease of $2,636,000 in land sales at Waterbury in North Ridgeville, Ohio.
Revenues from real estate operations for the Land Development Group increased by $15,212,000 for the year ended January 31, 2006 compared to the prior year. This increase is primarily the result of:
•	Increase of $14,444,000 in land sales at Stapleton;

•	Increase of $6,758,000 in land sales at Suncoast Lakes; and

•	Increase of $5,170,000 in land sales primarily at three major land development projects, Waterbury, LaDue Reserve and New Haven in Barberton, Ohio, combined with several smaller sales increases at various land development projects.

These increases were partially offset by the following decrease:
•	Decrease of $11,160,000 primarily at five major land development projects, Central Station in Chicago, Illinois, Mill Creek, Thornbury, Creekstone in Copley, Ohio and Wheatfield Lake, combined with several smaller sales decreases at various other land development projects.
Operating and Interest Expenses — Operating expenses increased $10,644,000 for the year ended January 31, 2007 compared to the prior year. The increase is primarily the result of:
•	Increase of $10,909,000 at Bal Gra primarily related to increased land sales;

•	Increase of $7,910,000 primarily related to increased land sales at three major land development projects, Mill Creek, Rockport Square and Wheatfield combined with several smaller increases at various other land development projects; and

•	Increase of $6,862,000 at Tangerine Crossings primarily related to increased land sales.
These increases were offset by:
•	Decrease of $5,939,000 at Suncoast Lakes primarily related to decreased land sales;

•	Decrease of $4,303,000 primarily related to decreased land sales at LaDue Reserve, Central Station and New Haven combined with several smaller decreases at various land development projects;

•	Decrease of $2,498,000 at Waterbury, primarily related to decreased land sales; and

•	Decrease of $2,297,000 at Stapleton, primarily related to decreased land sales.
Operating expenses increased by $9,337,000 for the year ended January 31, 2006 compared to the prior year. This increase is primarily the result of:
•	Increase of $7,974,000 primarily at four major land development projects, Central Station, LaDue Reserve, Waterbury, and New Haven, combined with several smaller expense increases at various land development projects;

•	Increase of $5,581,000 at Stapleton, primarily related to decreased land sales; and

•	Increase of $3,545,000 at Suncoast Lakes, primarily related to decreased land sales.
These increases were partially offset by the following decrease:
•	Decrease of $7,763,000 primarily at three major land development projects, Thornbury, Wheatfield Lake and Creekstone combined with several other expense decreases at various land development projects.
Interest expense increased by $1,269,000 for the year ended January 31, 2007 compared to the prior year. Interest expense increased by $445,000 for the year ended January 31, 2006 compared to the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in the Nets incurred a pre-tax loss of $14,703,000 and $24,534,000 for the years ended January 31, 2007 and 2006, respectively, representing a decrease in expense of $9,831,000 compared to the prior year. For the period August 16, 2004 (inception) through January 31, 2005, our equity investment in the Nets incurred a pre-tax loss of $10,889,000, representing an increase in expense of $13,645,000 over the partial period of the previous year. For the years ended January 31, 2007, 2006 and 2005, we recognized approximately 17%, 31% and 38% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. The increase in our share of the pre-tax loss for the year ending January 31, 2006 compared to January 31, 2005 relates to the fact that the Nets investment closed on August 16, 2004, with fiscal year 2004 results reflecting a shortened period compared to fiscal year 2005.
Included in the losses for the years ended January 31, 2007, 2006 and 2005, are approximately $8,081,000, $16,213,000, and $7,750,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team and our share of insurance premiums purchased on policies related to the standard indemnification required by the NBA. The remainder of the loss substantially relates to the operations of the team. The team is expected to operate at a loss in 2007 and will require additional capital to fund the loss. We have agreed to advance up to $13,000,000, in the form of a member loan, which is senior to both common and preferred equity of the partnership that owns an interest in the Nets, but subordinated to third party debt.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $4,700,000 in 2006 compared to 2005 and increased $2,955,000 in 2005 compared to 2004. The increase in operating expenses in 2006 compared to 2005 was primarily related to $3,614,000 of stock-based compensation accounted for under SFAS No. 123 (R), $776,000 of payroll and related costs, and the remaining amount related to general corporate expenses.
The increase in operating expenses for 2005 compared to 2004 primarily related to $1,000,000 charitable contribution to Tulane University Katrina Relief Fund, $2,600,000 in incentive compensation, $560,000 related to the write-off of a portion of enterprise resource planning project, $360,000 related to our insurance program, $177,000 related to registration costs of the stock split and the remaining amount related to general corporate expenses. These increases were partially offset by a reduction of $3,035,000 in costs related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense for Corporate Activities increased by $3,083,000 in 2006 compared to 2005 primarily associated with increased borrowings on the bank revolving credit facility during the first nine months of 2006 and the issuance of an additional $287,500,000 of senior notes at 3.625% in October 2006. Interest expense increased by $9,208,000 in 2005 compared to 2004 primarily related to the issuance of an additional $150,000,000 of senior notes at 6.5% in January 2005.
Other Activity
The following items are discussed on a consolidated basis.
Interest and Other Income
Interest and other income was $61,737,000 for the year ended January 31, 2007 compared to $27,773,000 for the year ended January 31, 2006 representing an increase of $33,964,000. This increase was primarily the result of the following:
-	Commercial Group
•	Increase of $1,341,000 related to interest income earned on sales proceeds placed in escrow for future acquisitions.
-	Land Development Group
•	Increase of $1,416,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the Denver Urban Renewal Authority (“DURA”) bonds (see “Financing Arrangements” section);

•	Increase of $746,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds (see “Financing Arrangements” section); and

•	Increase of $515,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refinancing and Improvement Bonds (“Senior Subordinate Bonds”) (see “Financing Arrangements” section).
-	Residential Group
•	Increase of $25,719,000 related to the income recognition on the sale of state and federal Historic Preservation Tax Credits.
-	Corporate Activities
•	Increase of $490,000 related to interest income earned on a note receivable due from the buyer of our Lumber Group segment, which was sold to its employees in 2005.

These increases were partially offset by the following decreases:
-	Land Development Group
•	Decrease of $2,670,000 related to interest income earned by Stapleton Land II, LLC on the Residual Interest Tax-Exempt Securities Receipts (“RITES”) and the collateral which were redeemed in July, 2005 (see “Financing Arrangements” section); and

•	Decrease of $362,000 related to interest income earned by Stapleton Land, LLC’s other financing arrangements.
The balance of the remaining increase in interest and other income of approximately $6,769,000 was due to other general investing activities.
Interest and other income was $27,773,000 for the year ended January 31, 2006 compared to $42,976,000 for the year ended January 31, 2005 representing a decrease of $15,203,000. This decrease was primarily the result of the following:
-	Land Development Group
•	Decrease of $25,262,000 related to the recognition of income on Stapleton Land, LLC’s retained interest in a trust holding bonds of $145,000,000. As the bonds were successfully removed from the trust, Stapleton Land, LLC recognized $25,262,000 of interest income during the year ended January 31, 2005. Of this amount, $22,870,000 was recognized in other comprehensive income, but deferred under the cost recovery method, until 2004 upon receipt of the proceeds. Stapleton Land, LLC is not obligated to pay, nor is it entitled to, any further amounts related to this retained interest; and

•	Decrease of $408,000 related to interest income earned by Stapleton Land II, LLC on the RITES and the collateral.
These decreases were partially offset by the following increases:
-	Land Development Group
•	Increase of $516,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the Senior Subordinate Bonds;

•	Increase of $5,618,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the DURA bonds;

•	Increase of $2,546,000 related to interest income and changes in the fair value of a derivative held by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 TIF bonds; and

•	Increase of $466,000 related to interest income earned by Stapleton Land, LLC’s other financing arrangements.
-	Corporate Activities
•	Increase of $1,543,000 which primarily relates to additional cash investments generated from the issuance of $150,000,000 6.50% senior notes in January 2005.
The balance of the remaining decrease of approximately $222,000 was due to other general investing activities.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $48,542,000 for the year ended January 31, 2007 compared to $55,201,000 for the year ended January 31, 2006, representing a decrease of $6,659,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
-	Commercial Group
•	Decrease of $13,145,000 related to our portion of the 2005 gain on disposition of Showcase, a specialty retail center located in Las Vegas, Nevada.

-	Residential Group
•	Decrease of $5,352,000 related to our portion of the 2005 gain on disposition of Colony Place, an apartment community located in Fort Myers, Florida; and

•	Decrease of $2,526,000 related to our portion of the 2005 gain on disposition of Flower Park Plaza, an apartment community located in Santa Ana, California.
-	Land Development Group
•	Decrease of $11,130,000 related to decreased land sales at Grass Farms, located in Manatee County, Florida; and

•	Decrease of $5,224,000 related to decreased land sales at Central Station, located in Chicago, Illinois.
These decreases were partially offset by the following increases:
-	Commercial Group
•	Increase of $7,662,000 related to our portion of the 2006 gain on disposition of Midtown Plaza, a specialty retail center located in Parma, Ohio; and

•	Increase of $2,555,000 related to increased Commercial Group sales of land, outlots and development projects primarily at Victor Village, located in Victorville, California and Charleston Mall, located in Charleston, West Virginia.
-	The Nets
•	Increase of $9,831,000 due to lower pre-tax loss related to our equity investment in the Nets.
-	Land Development Group
•	Increase of $10,657,000 related to increased land sales at Sweetwater Ranch, located in Austin, Texas; and

•	Increase of $4,197,000 related to increased land sales in Mayfield Village, Ohio.
The balance of the remaining decrease of $4,184,000 was due to fluctuations in the operations of equity method investments.
Equity in earnings of unconsolidated entities was $55,201,000 for the year ended January 31, 2006 compared to $54,392,000 for the year ended January 31, 2005, representing an increase of $809,000. This increase was primarily the result of the following activities that occurred within our equity method investments:
-	Commercial Group
•	Increase of $13,145,000 related to our portion of the gain on disposition of Showcase.
-	Residential Group
•	Increase of $5,352,000 related to our portion of the gain on disposition of Colony Place; and

•	Increase of $2,526,000 related to our portion of the gain on disposition of Flower Park Plaza.
-	Land Development Group
•	Increase of $11,416,000 related to increased land sales at Central Station;

•	Increase of $10,566,000 related to increased land sales at Grass Farms; and

•	Increase of $3,528,000 related to increased land sales at Gladden Farms, located in Marana, Arizona.

These increases were partially offset by the following decreases:
-	Commercial Group
•	Decrease of $31,996,000 related to our portion of the gains on disposition of Chapel Hill Mall, a regional mall located in Akron, Ohio, Chapel Hill Suburban, a specialty retail center located in Akron, Ohio, and Manhattan Town Center, a regional mall located in Manhattan, Kansas, that occurred in 2004.
-	The Nets
•	Decrease of $13,645,000 due to the pre-tax loss related to our equity investment in the Nets.
The balance of the remaining decrease of approximately $83,000 was due to fluctuations in the operations of equity method investments.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the years ended January 31, 2007, 2006 and 2005, we recorded amortization of mortgage procurement costs of $10,903,000, $9,979,000 and $10,497,000, respectively. Amortization of mortgage procurement costs increased $924,000 for the year ended January 31, 2007 compared to the same period in the prior year. Amortization of mortgage procurement costs decreased $518,000 for the year ended January 31, 2006 compared to the same period in the prior year.
Loss on Early Extinguishment of Debt
For the years ended January 31, 2007, 2006 and 2005, we recorded $2,175,000, $5,300,000 and $4,734,000, respectively, as loss on early extinguishment of debt. For the year ended January 31, 2007, the loss primarily represents the early extinguishment of a construction loan at Simi Valley Town Center, a retail center located in Simi Valley, California, in order to obtain permanent financing and the early extingishment of other borrowings at 101 San Fernando, an apartment community located in San Jose, California. For the year ended January 31, 2006, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at One MetroTech Center and Ten MetroTech Center, office buildings located in Brooklyn, New York, and Sterling Glen of Ryebrook, a 166-unit supported living residential community located in Ryebrook, New York, in order to secure more favorable financing terms. For the year ended January 31, 2005, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt in order to secure more favorable financing terms at Victoria Gardens and Mall at Stonecrest, retail centers located in Rancho Cucamonga, California, and Atlanta, Georgia, respectively, and 2 Hanson Place, an office building located in Brooklyn, New York.
The following table summarizes early extinguishment of debt included in discontinued operations.

		Years Ended January 31,
		2007	2006	2005
		(in thousands)
Embassy Suites Hotel	Manhattan, New York	$—	$2,369	$—
Enclave	San Jose, California	—	948	—
Ranchstone	Denver, Colorado	—	565	—
Cherrywood Village	Denver, Colorado	—	546	—
Hilton Times Square	Manhattan, New York	—	510	—
Bridgewater	Hampton, Virginia	—	—	1,557
Trellis at Lee’s Mill	Newport News, Virginia	—	—	624
Providence at Palm Harbor	Tampa, Florida	—	—	301
Woodlake	Silver Spring, Maryland	—	—	238
Regency Towers	Jackson, New Jersey	—	—	157
Battery Park City Retail	Manhattan, New York	—	—	38
Mount Vernon Square	Alexandria, Virginia	—	(254)	9

Total		$—	$4,684	$2,924

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

We recorded a provision for decline in real estate of $1,923,000, $7,874,000 and $-0- for the years ended January 31, 2007, 2006 and 2005, respectively. For the year ended January 31, 2007, we recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a 354,000 square-foot Commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. For the year ended January 31, 2006, we recorded a provision for decline in real estate in the Land Development Group of $1,330,000 related to Rockport Square, a 174,000 square-foot residential and retail development project located in Lakewood, Ohio, a provision of $256,000 related to Syracuse Village, an affordable housing community located in Denver, Colorado and a provision of $188,000 related to Kline’s Farm, a 378 acre planned residential community located in Girard, Ohio. We also recorded a provision of $4,600,000 related to Sterling Glen of Forest Hills, an 84-unit supported living Residential community located in Queens, New York and $1,500,000 related to the Ritz Carlton, a 206 room Commercial hotel located in Cleveland, Ohio. These provisions represent a write down to the estimated fair value, less cost to sell due to a change in events, such as an offer to purchase, related to the estimated future cash flows of these properties.
Depreciation and Amortization
We recorded depreciation and amortization of $181,129,000, $164,397,000 and $144,081,000 for the years ended January 31, 2007, 2006 and 2005, respectively. Depreciation and amortization increased $16,732,000 and $20,316,000 for the years ended January 31, 2007 and 2006, respectively, compared to same periods in the prior years. These increases are primarily attributable to acquisitions, new property openings and amortization of intangible assets related to acquired contracts in military housing projects. For the years ended January 31, 2007, 2006 and 2005, we recorded $6,218,000, $1,073,000 and $164,000, respectively, of amortization expense related to the intangible assets associated with military housing.
Income Taxes
Income tax expense totaled $34,412,000, $25,564,000 and $41,336,000 for the years ended January 31, 2007, 2006 and 2005, respectively. The variation in income tax expense reflected in the Consolidated Statements of Earnings for the year ended January 31, 2007 versus the income tax expense computed at the statutory federal income tax rate is primarily attributable to state income taxes and various permanent differences between pre-tax GAAP income and taxable income. At January 31, 2007, we had a net operating loss carryforward for tax purposes of $90,825,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2027, a charitable contribution deduction carryforward of $37,942,000 that will expire in the years ending January 31, 2008 through January 31, 2012, general business credit carryovers of $12,865,000 that will expire in the years ending January 31, 2008 through 2027 and an alternative minimum tax (“AMT”) credit carryforward of $27,067,000 that is available until used to reduce Federal tax to the AMT amount. We have a full valuation allowance against the deferred tax asset associated with our charitable contributions because management believes at this time it is more likely than not that we will not realize these benefits. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
On June 30, 2005, the State of Ohio enacted a tax law change that replaced the Ohio income-based franchise tax and the Ohio personal property tax with a commercial activity tax. As a result of the State of Ohio tax law change, there was a decrease in our effective state tax rate. The impact of the tax rate change of approximately $10,000,000 is reflected as a deferred tax benefit in the Consolidated Statements of Earnings for the year ended January 31, 2006 and as a reduction of the cumulative deferred tax liability. The effective tax rate reflected on our financial statements for the years ended January 31, 2007, 2006 and 2005 fluctuated primarily due to permanent differences between book and taxable income and the impact of the tax rate change in the State of Ohio discussed above.
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144 all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the years ended January 31, 2007, 2006 and 2005. We anticipate reinvesting the capital proceeds from these dispositions as further described in the Financial Condition and Liquidity Section of the MD&A on page 49.

The following table lists the consolidated rental properties included in discontinued operations:

		Square Feet/	Quarter/	Year	Year	Year
		Number	Year	Ended	Ended	Ended
Property	Location	of Units	Disposed	1/31/2007	1/31/2006	1/31/2005

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	Yes	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	Yes	Yes	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	Yes	Yes	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	Yes	Yes	Yes
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q3-2004	—	—	Yes
Pavilion	San Jose, California	250,000 square feet	Q3-2004	—	—	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q2-2004	—	—	Yes

Residential Group:
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	Yes	Yes	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	Yes	Yes	Yes
Enclave	San Jose, California	637 units	Q4-2005	—	Yes	Yes
Cherrywood Village	Denver, Colorado	360 units	Q3-2005	—	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q3-2005	—	Yes	Yes
Arboretum Place	Newport News, Virginia	184 units	Q4-2004	—	—	Yes
Bridgewater	Hampton, Virginia	216 units	Q4-2004	—	—	Yes
Colony Woods	Bellevue, Washington	396 units	Q4-2004	—	—	Yes
Silver Hill	Newport News, Virginia	153 units	Q4-2004	—	—	Yes
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q4-2004	—	—	Yes
Regency Towers	Jackson, New Jersey	372 units	Q3-2004	—	—	Yes
Woodlake	Silver Spring, Maryland	534 units	Q1-2004	—	—	Yes
In addition, our Lumber Group strategic business unit was included in discontinued operations for the year ended January 31, 2005. Lumber Group was a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the new construction industry and to home remodelers.
Substantially all of the assets of the Lumber Group were sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price will be paid in four annual installments which commenced November 12, 2006. During the year ended January 31, 2005, we reported a gain on disposition of this segment of $20,920,000 ($11,501,000, net of tax) net of $1,093,000 loss related to the sale of Babin. We have deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain and interest income is recognized as the note receivable principal and interest are collected. During the year ended January 31, 2007, we received the first annual installment of $1,250,000, which includes $760,000 ($466,000, net of tax) of the deferred gain and $490,000 of interest income which is included in continuing operations.
We consider assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no properties classified as held for sale as of January 31, 2007. Summarized financial information for Hilton Times Square Hotel’s assets, liabilities and minority interest that were held for sale as of January 31, 2006 were as follows:

January 31,
2006
(in thousands)
Assets
Real estate	$101,374
Cash and equivalents	2,854
Restricted cash	2,808
Notes and accounts receivable, net	3,154
Other assets	3,030

Total Assets	$113,220

Liabilities
Mortgage debt, nonrecourse	$81,133
Notes payable	15,000
Accounts payable and accrued expenses	14,421

Total Liabilities	110,554

Minority interest	3,843

Total Liabilities and Minority Interest	$114,397

The operating results related to discontinued operations were as follows:

	Year Ended January 31,
	2007	2006	2005
	(in thousands)
Revenues	$64,816	$133,912	$247,165

Expenses
Operating expenses	44,409	93,529	190,918
Depreciation and amortization	5,580	16,973	21,278

	49,989	110,502	212,196

Interest expense	(10,458)	(25,767)	(32,842)
Amortization of mortgage procurement costs	(284)	(3,271)	(3,936)
Loss on early extinguishment of debt	—	(4,684)	(2,924)

Interest income	2,007	663	2,623
Gain on disposition of rental properties and Lumber Group (see below)	351,861	43,198	92,245

Earnings before income taxes	357,953	33,549	90,135

Income tax expense (benefit)
Current	15,371	(6,960)	10,919
Deferred	77,210	18,940	25,737

	92,581	11,980	36,656

Earnings before minority interest	265,372	21,569	53,479

Minority interest, net of tax
Gain on disposition of rental properties	118,009	—	3,680
Operating earnings from rental properties	351	2,562	(486)

	118,360	2,562	3,194

Net earnings from discontinued operations	$147,012	$19,007	$50,285

Gain on Disposition of Rental Properties and Lumber Group
The following table summarizes the gain on disposition of Rental Properties and Lumber Group, before tax and minority interest, for the years ended January 31, 2007, 2006 and 2005:

		Years Ended January 31,
		2007	2006	2005
		(in thousands)
Discontinued Operations:
Hilton Times Square Hotel (2)	Manhattan, New York	$135,945	$—	$—
Embassy Suites Hotel (2)	Manhattan, New York	117,606	—	—
Mount Vernon Square (Apartments) (2)	Alexandria, Virginia	63,881	—	—
Battery Park City (Retail) (2)	Manhattan, New York	25,888	—	—
Providence at Palm Harbor (Apartments) (2)	Tampa, Florida	7,342	—	—
G Street Retail (Specialty Retail Center)	Philadelphia, Pennsylvania	439	—	—
Enclave (Apartments) (2)	San Jose, California	—	33,722	—
Ranchstone (Apartments) (2)	Denver, Colorado	—	5,079	—
Cherrywood Village (Apartments) (2)	Denver, Colorado	—	4,397	—
Regency Towers (Apartments) (2)	Jackson, New Jersey	—	—	25,390
Lumber Group (1)	Portland, Oregon	760	—	20,920
Woodlake (Apartments) (2)	Silver Spring, Maryland	—	—	19,499
Bridgewater (Apartments)	Hampton, Virginia	—	—	7,161
Colony Woods (Apartments) (2)	Bellevue, Washington	—	—	5,193
Pavilion (Office Building)	San Jose, California	—	—	4,222
Trellis at Lee’s Mill (Apartments)	Newport News, Virginia	—	—	3,444
Hunting Park (Specialty Retail Center)	Philadelphia, Pennsylvania	—	—	2,176
Flatbush Avenue (Specialty Retail Center) (2)	Brooklyn, New York	—	—	2,060
Arboretum (Apartments)	Newport News, Virginia	—	—	2,047
Silver Hill (Apartments)	Newport News, Virginia	—	—	133

Total		$351,861	$43,198	$92,245

(1)	Net of $1,093 loss on the disposition of Babin Building Centers, Inc. for the year ended January 31, 2005.

(2)	We elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.

Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of gains on equity method investments disposed of during the years ended January 31, 2007, 2006 and 2005, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings.

		Years Ended January 31,
		2007	2006	2005
		(in thousands)
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	$7,662	$—	$—
Showcase (Specialty Retail Center)	Las Vegas, Nevada	—	13,145	—
Colony Place (Apartments)	Fort Myers, Florida	—	5,352	—
Flower Park Plaza (Apartments)	Santa Ana, California	—	2,526	—
Chapel Hill Mall (Regional Mall)	Akron, Ohio	—	—	27,943
Manhattan Town Center Mall (Regional Mall)	Manhattan, Kansas	—	—	3,138
Chapel Hill Suburban (Specialty Retail Center)	Akron, Ohio	—	—	915

Total		$7,662	$21,023	$31,996

Cumulative Effect of Change in Accounting Principle
For the year ended January 31, 2005, we recorded a charge for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings of $18,628,000 ($11,261,00, net of tax). This charge consisted primarily of accumulated depreciation and amortization expense, net of minority interest, of the newly-consolidated VIEs which were previously accounted for on the cost method. See the “Variable Interest Entities” section of the MD&A for further information.
The overall impact resulting from the adoption of FIN No. 46 (R) to the Commercial Group was a pre-tax charge of $789,000 from the consolidation of a development project located in Las Vegas, Nevada that was previously accounted for under the equity method of accounting.
The overall impact resulting from the adoption of FIN No. 46 (R) to the Residential Group was a pre-tax charge of $17,839,000. The following summarizes the key components of the impact of the adoption of FIN No. 46 (R):
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

Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules which substantially modify the registration, communications and offering procedures under the Securities Act of 1933. These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are a WKSI as of January 31, 2007. In the meantime, we may still issue securities under our existing shelf registration statement described below.
Bank Revolving Credit Facility
The bank revolving credit facility as amended June 30, 2006 provides, among other things, for 1) an increase of $150,000,000 in available borrowings up to $600,000,000; 2) at our election, interest rates of 1.75% over the London Interbank Offered Rate (“LIBOR”) or 1/2% over the prime rate (we generally elect 1.75% over LIBOR); 3) a maturity date of March 2009; 4) maintenance of debt service coverage ratios and specified levels of net worth (as defined in the credit facility); 5) dividend and stock repurchase limitation of $40,000,000 per annual period; and 6) the ability to use up to $100,000,000 of available borrowings for letters of credit or surety bonds. On October 3, 2006, the bank revolving credit facility was further amended to provide us the ability to repurchase shares of outstanding Class A common stock using proceeds from the issuance of the 3.625% Puttable Equity-Linked Senior Notes (as described below) in an aggregate amount not to exceed $50,000,000. There were $72,324,000 and $67,071,000 in letters of credit and $-0- in surety bonds outstanding at January 31, 2007 and 2006, respectively.
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
At January 31, 2007, retained earnings of $19,462,000 were available for payment of dividends. Under the amended credit facility, this limitation will be reset each March 22 to $40,000,000.
The outstanding balance of the revolving credit facility was $-0- and $82,500,000 at January 31, 2007 and 2006, respectively.
Interest incurred and paid on the bank revolving credit facility was as follows:

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Interest incurred	$6,676	$3,688	$4,906
Interest paid	$7,867	$3,746	$5,164
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following:

	January 31,
	2007	2006
	(in thousands)
3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500	$—

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	837,500	550,000

Subordinated Debt:
Redevelopment Bonds due 2010	20,400	20,400
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	49,400	49,400

Total Senior and Subordinated Debt	$886,900	$599,400

Puttable Equity-Linked Senior Notes
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of approximately $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of our Class A common stock, to repay the outstanding balance of $190,000,000 under our bank revolving credit facility (see above) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007. We may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
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
We entered into a registration rights agreement that required a shelf registration statement to be filed within 90 days and declared effective under the United States Securities Act of 1933 (“Securities Act”) within 180 days after October 10, 2006. We filed a shelf registration statement for the resale of the notes and the Class A common stock issuable upon our exercise of the net share settlement option under the Securities Act on January 4, 2007 and it was immediately effective due to our status as a WKSI. We will use our best efforts to keep the shelf registration statement effective until the earliest of: (1) the date all of the registrable securities have been sold pursuant to the shelf registration statement; (2) the expiration of the holding period under Rule 144(k) under the Securities Act, or any successor provision; or (3) two years from the date the shelf registration statement is declared effective. We refer to each of the following as an effective failure: (1) the shelf registration statement ceases to be effective, or (2) we suspend the use of the prospectus or the holders are otherwise prevented or restricted by us from effecting sales pursuant to the shelf registration statement, and either continues for more than 30 days, whether or not consecutive, in any 90-day period, or for more than 90 days, whether or not consecutive, during any 12-month period.
Upon the occurrence of an effective failure, we will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. The maximum potential additional amounts that could be required to be paid by us is approximately $2,674,000 for the two year period in which the shelf registration is required to be effective. At January 31, 2007, we, in accordance with FASB Statement No. 5, “Accounting for Contingencies”, have concluded that it is not probable we will be required to pay additional amounts as a result of an effective failure.
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
Other Senior Notes
Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at January 31, 2007.
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
On January 25, 2005, we issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering under our shelf registration statement. The proceeds from this offering (net of $4,185,000 of offering costs) were used to repay the outstanding balance under our bank revolving credit facility and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by us, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if we complete one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
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
Subordinated Debt
In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. We have entered into a total rate of return swap (“TRS”) for the benefit of these bonds that expires on September 15, 2008. Under this TRS, we receive a rate of 8.25% and pay the Bond Market Association (“BMA”) rate plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. We evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial

Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and have determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, we are the primary beneficiary of this VIE (see the “Variable Interest Entities” section of the MD&A) and the book value (which approximates amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Interest incurred	$44,896	$41,845	$31,749
Interest paid	$41,683	$36,971	$29,905
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
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”), which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of Stapleton Land, LLC, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, we contributed additional net collateral of $2,094,000. We consolidated the collateralized borrowing given our obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. As the bonds were redeemed in July 2005, there are no balances reported for the revenue bonds or collateral at January 31, 2007 and 2006 in the Consolidated Balance Sheets and no amounts are recorded in the Consolidated Statement of Earnings for the year ended January 31, 2007 related to this collateralized borrowing. For the year ended January 31, 2006, we recorded $2,670,000 of interest income and $1,162,000 of interest expense related to this collateralized borrowing in the Consolidated Statement of Earnings. Of the interest income amount, $2,588,000 is interest income on the RITES and $82,000 is interest income on the collateral. For the year ended January 31, 2005, we recorded $3,078,000 of interest income and $1,159,000 of interest expense related to this collateralized borrowing in the Consolidated Statement of Earnings. Of the interest income amount, $2,958,000 is interest income on the RITES and $120,000 is interest income on the collateral.
On July 13, 2005, the District issued $63,000,000 Senior Limited Property Tax Supported Revenue Refunding Bonds (“Senior Limited Bonds”), Series 2005 and $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005 (collectively, the “2005 Bonds”). Proceeds from the issuance of the 2005 Bonds were used to redeem the $70,000,000 revenue bonds held by the Entity, which were then removed from our Consolidated Balance Sheet. The Entity, in turn, redeemed the outstanding P-FLOATs. As holder of the RITES, Stapleton Land II, LLC was entitled to the remaining capital balances of the Entity after payment of P-FLOAT interest and other program fees. The District used additional proceeds of $30,271,000 to repay developer advances and accrued interest to Stapleton Land, LLC. Stapleton Land II, LLC was refunded $12,060,000 of collateral provided as credit enhancement under this borrowing.
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000 which is recorded as restricted cash in the Consolidated Balance Sheets. For the year ended January 31, 2007, we recorded $1,031,000 of interest income related to this arrangement in the Consolidated Statement of Earnings. Of the interest income amount, $650,000 is fee interest income and $381,000 is interest income on the collateral. For the year ended January 31, 2006, we recorded $516,000 of interest income related to this arrangement in the Consolidated Statement of Earnings. Of the interest income amount, $362,000 is fee interest income and $154,000 is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At January 31, 2007, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. During 2006, the District withdrew $20,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately sold the Converted Bonds to investment banks (“Investment Banks”) and simultaneously entered into total rate of return swaps (“TRS”) with a notional amount of $20,000,000. We receive a fixed rate of 8.5% and pays BMA rate plus a spread on the TRS. We determined the sale of the Converted Bonds to the Investment Banks and simultaneous execution of the TRS did not surrender control, and therefore has been recorded as a secured borrowing in the Consolidated Balance Sheet. We have classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The fair value of the Converted Bonds was approximately $20,000,000 at January 31, 2007. For the year ended January 31, 2007, we recorded $508,000 of interest income and $240,000 of interest expense related to the TRS in the Consolidated Statement of Earnings.
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
We have concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of the FIN No. 46(R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The purchase obligation and the Fee have been accounted for as a derivative with changes in fair value recorded through earnings.
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $15,090,000 at January 31, 2007 and $7,244,000 at January 31, 2006 is recorded in other assets in the Consolidated Balance Sheets. For the years ended January 31, 2007, 2006 and 2005 we reported interest income of $7,847,000, $6,431,000 and $813,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. The change in the fair value of the TRS is marked to market through earnings. The fair value of the TRS was $255,000 and $1,100,000 at January 31, 2007 and 2006, respectively.
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
We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2007 and 2008. During the year ended January 31, 2007, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$658,033
Development projects — commitment	319,290
Loan extensions/additional fundings	318,616

$1,295,939

Interest Rate Exposure
At January 31, 2007, the composition of nonrecourse mortgage debt was as follows:

	Operating	Development and Land		Total Weighted
	Properties	Projects	Total	Average Rate
	(dollars in thousands)
Fixed (2)	$3,694,323	$36,044	$3,730,367	6.17%
Variable(1)
Taxable	410,987	459,144	870,131	6.84%
Tax-Exempt	647,413	90,461	737,874	4.52%

	$4,752,723	$585,649	$5,338,372	6.05%

Commitment from lenders		$1,123,993

(1)	Taxable variable-rate debt of $870,131 and a portion of tax-exempt variable-rate debt of $737,874 as of January 31, 2007 is protected with swaps and caps described below.

(2)	Fixed-rate debt of $3,730,367 as of January 31, 2007, includes $95,065 of Urban Development Action Grants (“UDAGs”) at 2.07%.
To mitigate short-term variable-interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps (1)
Period Covered	Amount	Average Base Rate	Amount	Average Base Rate
	(dollars in thousands)
02/01/07-02/01/08(2)	$977,609	6.06%	$350,878	4.72%
02/01/08-02/01/09	1,056,089	7.19	49,690	4.54
02/01/09-02/01/10	91,354	5.20	48,432	4.54
02/01/10-02/01/11	73,500	5.00	47,081	4.54

(1)	Excludes the 10-year forward swaps discussed below.

(2)	These LIBOR-based hedges as of February 1, 2007 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2008.
Tax-Exempt (Priced off of Bond Municipal Association (“BMA”) Index)

	Caps
Period Covered	Amount	Average Base Rate
	(dollars in thousands)
02/01/07-02/01/08	$266,558	5.83%
02/01/08-02/01/09	208,510	5.92
02/01/09-02/01/10	147,200	6.00
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
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We currently intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, we entered into a number of 10-year forward swaps. During 2006, we executed a notional amount of $883,045,000 of 10-year forward swaps at an average rate of 5.72% to protect us against interest rate fluctuations on forecasted financings on fully consolidated properties that are anticipated to occur over the next three years. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swaps attributed to that financing. To the extent effective, the receipt or payment of cash at termination will be recorded in other accumulated comprehensive income and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing. During 2006, a notional amount of $92,500,000 of the forward swaps included in the figure above was terminated in conjunction with the locking of the interest rate on the financing.

During 2006, we also executed $270,000,000 of 10-year forward swaps at an average rate of 5.87% to hedge the interest rate risk associated with our proportionate share of nonrecourse mortgage debt for two properties accounted for under the equity method of accounting. Under the provisions of SFAS No. 133, we cannot designate these swaps as cash flow hedges because they relate to unconsolidated properties. Therefore, the change in the fair value of these swaps must be marked to market through earnings on a quarterly basis. During 2006, $150,000,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the financing.
For the year ended January 31, 2007, we recorded $9,386,000 of interest expense related to our 10-year forward swaps in our Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2007, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt) would not materially increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt at January 31, 2007. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,230,000 at January 31, 2007. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the BMA rate. Additionally, we and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At January 31, 2007, the aggregate notional amount of TRS in which we and the Joint Ventures have an interest is $370,453,000. The fair value of such contracts is immaterial at January 31, 2007 and 2006. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
Cash Flows
Operating Activities
Net cash provided by operating activities was $309,879,000, $356,410,000 and $366,361,000 for the years ended January 31, 2007, 2006 and 2005, respectively. The decrease in net cash provided by operating activities for the year ended January 31, 2007 compared to the year ended January 31, 2006 of $46,531,000 and for the year ended January 31, 2006 compared to the year ended January 31, 2005 of $9,951,000 are the result of the following:

	Years Ended January 31,
	2007 vs. 2006	2006 vs. 2005
	(in thousands)
Increase in rents and other revenues received	$93,259	$67,467
Increase (decrease) in interest and other income received	35,949	(15,761)
Decrease in cash distributions from unconsolidated entities	(1,475)	(27,551)
(Decrease) increase in proceeds from land sales — Land Development Group	(32,220)	24,506
(Decrease) increase in proceeds from land sales — Commercial Group	(35,239)	82,947
Decrease (increase) in land development expenditures	19,323	(36,506)
Increase in operating expenditures	(96,615)	(47,516)
Increase in interest paid	(29,513)	(28,531)
Lumber Group cash provided from operating activities	—	(29,006)

Net decrease in cash provided by operating activities	$(46,531)	$(9,951)

Investing Activities
Net cash used in investing activities was $821,168,000, $912,795,000 and $836,626,000 for the years ended January 31, 2007, 2006 and 2005, respectively. The net cash used in investing activities consisted of the following:

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Capital expenditures, including real estate acquisitions*	$(1,016,070)	$(978,575)	$(853,528)

Payment of lease procurement costs and other assets	(53,975)	(50,555)	(20,645)

Change in escrows to be used for capital expenditures and other investing activities:
Victoria Gardens, a retail center in Rancho Cucamonga, California	(5,152)	(14,357)	—
Simi Valley Town Center, a retail center in Simi Valley, California	—	(12,587)	—
Atlantic Yards, a commercial development project in Brooklyn, New York	5,389	(9,068)	(2,195)
Atlantic Terminal, an office building in Brooklyn, New York	—	7,324	(7,324)
Tower City Infocom Center, an office building in Cleveland, Ohio	(3,818)	—	—
Tangerine Crossing, a land development project in Tucson, Arizona	(3,293)	—	—
Ridge Hill, a retail center in Yonkers, New York	(3,080)	—	—
Future investment in a supported-living opportunity in Ardsley, New York	(15,000)	—	—
The Nets, a National Basketball Association franchise	—	—	20,000
Sale proceeds released from (placed in) escrow for future acquisitions:
Mount Vernon Square, an apartment complex in Alexandria, Virginia	(51,613)	—	—
Battery Park City, a specialty retail center in Manhattan, New York	(25,125)	—	—
Pavilion, an office building in San Jose, California	—	16,114	(16,114)
Colony Woods, an apartment complex in Bellevue, Washington	—	12,790	(12,790)
Vineyards and Laurels, apartment complexes in Broadview Heights, Ohio and Justice, Illinois, respectively	—	—	9,024
Other	(409)	(6,961)	—

Subtotal	$(102,101)	$(6,745)	$(9,399)

Net proceeds from disposition of rental properties and other investments :
Mount Vernon Square, an apartment complex in Alexandria, Virginia	$51,919	$—	$—
Embassy Suites, a hotel in Manhattan, New York	133,458	—	—
Battery Park City, a specialty retail center in Manhattan, New York	29,994	—	—
Hilton Times Square, a hotel in Manhattan, New York	120,400	—	—
Providence at Palm Harbor, an apartment complex in Tampa, Florida	7,250	—	—
G Street, a retail center in Philadelphia, Pennsylvania	805	—	—
Enclave, an apartment complex in San Jose, California	—	38,613	—
Cherrywood Village and Ranchstone, apartment complexes in Denver, Colorado	—	30,698	—
Pavilion, an office building in San Jose, California	—	—	37,329
Woodlake, an apartment building community in Silver Spring, Maryland	—	—	17,497
Regency Towers, an apartment complex in Jackson, New Jersey	—	—	15,977
Colony Woods, an apartment complex in Bellevue, Washington	—	—	12,790
Flatbush Avenue, a specialty retail center in Brooklyn, New York	—	—	12,121
Trellis at Lee’s Mill and Aboretum Place, apartment complexes in Newport News, Virginia	—	—	8,199
Bridgewater, an apartment complex in Hampton, Virginia	—	—	7,112
Babin Building Centers, Inc.	—	—	1,448
Proceeds from disposition of Lumber Group	760	—	35,000
Other	—	187	1,616

Subtotal	$344,586	$69,498	$149,089

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$526,544	$606,249	$634,171
Net proceeds from issuance of senior notes less repayment of term loan	—	—	185,680
Proceeds from disposition of rental properties including release of investing escrows (see above)	267,848	98,215	33,677
Portion of cash provided by operating activities	221,678	274,111	—

Total Capital Expenditures	$1,016,070	$978,575	$853,528

Investing Activities (continued)

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Change in investments in and advances to affiliates — (Investment in) or return of investment:
Dispositions:
Midtown Plaza, an unconsolidated retail project in Parma, Ohio	$6,944	$—	$—
Victor Village, an unconsolidated land development project in Victorville, California	3,604	—	—
Showcase, an unconsolidated development project in Las Vegas, Nevada	—	13,623	—
Flower Park Plaza, an unconsolidated apartment complex in Santa Ana, California	—	7,337	—
Colony Place, an unconsolidated apartment complex in Fort Myers, Florida	—	6,747	—
Chapel Hill Mall, an unconsolidated commercial property in Akron, Ohio	—	—	13,355
Land Development:
Sweetwater Ranch, an unconsolidated land development project in Austin, Texas	21,081	(32)	(11,369)
Mesa Del Sol, an unconsolidated land development project in Covington, New Mexico	(14,248)	(3,578)	(692)
Central Station, an unconsolidated land development project in Chicago, Illinois	(3,905)	(772)	14,672
Grass Farms, an unconsolidated land development project in Manatee City, Florida	—	12,108	(1,590)
Residential Projects:
Classic Residence by Hyatt, primarily refinancing proceeds at unconsolidated apartment complexes in Teaneck, New Jersey and Chevy Chase, Maryland	18,331	—	—
Mercury, an unconsolidated condominium development project in Los Angeles, California	(6,226)	751	—
Uptown Apartments, an unconsolidated apartment complex in Oakland, California	(2,352)	—	—
1100 Wilshire Condominiums, an unconsolidated condominium development project in Los Angeles, California	(1,718)	572	(9,432)
Enclave, return of advance on behalf of partner in a consolidated apartment complex in San Jose, California	—	10,724	—
Clarkwood Apartments, an unconsolidated apartment complex in Warrensville Heights, Ohio	—	3,790	—
Granada Gardens, an unconsolidated apartment complex in Warrensville Heights, Ohio	—	2,410	—
Metropolitan Lofts, an unconsolidated apartment complex in Los Angeles, California	—	(4,276)	—
On behalf of partner in residential supported-living development projects	—	—	(10,057)
New York City Projects:
Sports arena complex and related development projects in Brooklyn, New York	(23,345)	(10,658)	(23,166)
East River Plaza, an unconsolidated retail development project in Manhattan, New York	(15,279)	283	(22,331)
Unconsolidated land component associated with Ridge Hill, a commercial mixed-use project in Yonkers, New York	—	(8,930)	—
Acquisition of the Nets, a National Basketball Association Franchise	—	—	(50,250)
Commercial Projects:
San Francisco Centre — Emporium, primarily refinancing proceeds at an unconsolidated development and acquisition of a retail project in San Francisco, California	61,514	(7,050)	(25,338)
Metreon, acquisition of an unconsolidated retail project in San Francisco, California	(20,836)	—	—
Bulletin Building, acquisition of an unconsolidated office building in San Francisco, California	(13,722)	—	—
Summit at Lehigh Valley, an unconsolidated retail development project in Bethlehem Township, Pennsylvania	(6,253)	—	—
The Village at Gulfstream Park, an unconsolidated development project in Hallendale, Florida	(5,660)	—	—
Advent Solar, an unconsolidated office building in Albuquerque, New Mexico	(2,537)	—	—
Golden Gate, an unconsolidated retail development project in Mayfield Heights, Ohio	—	5,700	—
Clark Building, an unconsolidated retail development project in Cambridge, Massachusetts	—	4,400	—
Victoria Gardens, a commercial development project in Rancho Cucamonga, California	—	—	17,317
Other net (investments in) returns of investment of equity method investments and other advances to affiliates	10,999	20,433	6,738

Subtotal	$6,392	$53,582	$(102,143)

Net cash used in investing activities	$(821,168)	$(912,795)	$(836,626)

Financing Activities
Net cash provided by the financing activities was $510,768,000, $534,627,000 and $615,076,000 in the years ended January 31, 2007, 2006 and 2005, respectively.
Net cash provided by financing activities reflected the following:

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Proceeds from issuance of Puttable Equity-Linked Senior Notes	$287,500	$—	$—
Payment of Puttable Equity-Linked Senior Notes issuance costs	(7,356)	—	—
Payment of purchased call option transaction	(45,885)	—	—
Proceeds from warrant transaction	28,923	—	—
Proceeds from issuance of senior notes	—	—	250,000
Payment of senior notes issuance costs	—	—	(8,070)
Borrowings on bank revolving credit facility	393,000	100,000	—
Payments on bank revolving credit facility	(475,500)	(17,500)	—
Repayment of term loan	—	—	(56,250)
Proceeds from nonrecourse mortgage debt	1,036,067	1,092,926	1,195,138
Principal payments on nonrecourse mortgage debt	(554,447)	(540,354)	(592,146)
Net decrease in notes payable	(76,786)	(18,050)	(7,498)
Cash consideration exchanged for Bruce C. Ratner’s minority interests	(48,883)	—	—
Decrease (increase) in restricted cash:
Sky55, a residential project in Chicago, Illinois	15,902	57,060	(79,698)
1251 S. Michigan, a residential project in Chicago, Illinois	7,368	(9,747)	—
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	2,958	22,152	15,400
Sterling Glen of Roslyn, a supported-living community in Roslyn, New York	20,806	19,459	14,426
University of Pennsylvania, an office building in Philadelphia, Pennsylvania	—	18,723	(266)
Sterling Glen of Lynbrook, a supported-living community in Lynbrook, New York	290	10,513	9,214
Victoria Gardens, a retail center in Rancho Cucamonga, California	—	2,810	(2,795)
Stapleton, a land development project in Denver, Colorado	4,000	2,169	(12,109)
Lenox Club, an apartment complex in Arlington, Virginia	5,066	(370)	(5,000)
Chase Financial Tower, an office building in Cleveland, Ohio	7,663	(7,663)	—
Lenox Park, an apartment complex in Silver Spring, Maryland	3,683	(1,121)	1,035
Edgeworth Building, an office building in Richmond, Virginia	(4,707)	—	—
Stapleton Medical Office Building, in Denver, Colorado	(2,000)	—	—
Lucky Strike, an apartment complex in Richmond, Virginia	(2,457)	—	—
Consolidated-Carolina, an apartment complex in Richmond, Virginia	3,170	—	1,991
Uptown Apartments, a residential project under construction in Oakland, California	19,562	(169,498)	—
Other	1,022	2,300	(10,631)
Increase (decrease) in book overdrafts, representing checks issued but not yet paid	3,332	20,608	(11,280)
Payment of deferred financing costs	(31,599)	(33,197)	(24,855)
Proceeds from the exercise of stock options	9,725	12,590	5,360
Payment of dividends	(26,512)	(22,221)	(29,099)
Purchase of treasury stock related to Puttable Equity-Linked Senior Notes	(24,962)	—	—
Purchase of other treasury stock	(966)	(1,945)	—
Decrease in minority interest	(37,209)	(5,017)	(18,957)
Change in Lumber Group — assets held for sale	—	—	(18,834)

Total	$510,768	$534,627	$615,076

CLASS A COMMON UNITS
On November 8, 2006, we issued Class A Common Units (“Units”) in a newly-formed jointly-owned limited liability company (the “Joint LLC”) to Bruce C. Ratner (“Mr. Ratner”) and certain individuals and entities affiliated with Mr. Ratner (collectively with Mr. Ratner the “Ratner Entities”) in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Joint LLC will be controlled and consolidated by us, subject to limited rights of the Ratner Entities to vote on certain matters affecting their interests. We have accounted for the issuance of the Units in exchange for the minority interests under the purchase method of accounting. The majority of the combined interests was and will continue to be consolidated into our financial statements. Mr. Ratner will continue to be President and Chief Executive Officer of FCRC, which is one of our wholly owned subsidiaries at January 31, 2007. Mr. Ratner was also appointed as one of our Executive Vice Presidents and as a Class B Member of our Board of Directors.
Upon issuance of the Units, the Ratner Entities contributed their ownership interests in the 30 operating properties, the service companies and participation rights in all future developments, except seven identified development opportunities, to the Joint LLC. After a one-year lock-up period, the Units may be exchanged for an equal number of shares of our Class A common stock or, solely at our option, cash based on the value of the stock at the time of conversion. We have no rights to redeem or repurchase the Units. For the first five years only, the Units that have not been exchanged are entitled to their proportionate share of an annual preferred payment of $2,500,000 plus an amount equal to the dividends paid on the same number of shares of our common stock. After five years, the Units that have not been exchanged are entitled to a payment equal to the dividends paid on an equivalent number of shares of our common stock. At January 31, 2007, we have recorded approximately $898,000 related to one quarter’s share of the annual preferred payment which is classified as minority interest expense on our consolidated statement of earnings. In addition, we will indemnify Mr. Ratner and certain members of his family for tax liabilities they may incur as a result of the sale of certain of these properties during the 12-year period following the closing of the transaction.
We have also agreed to terms and conditions under which we will value and possibly increase our ownership in seven existing development projects upon stabilization, as defined. Prior to stabilization, each of these development properties will remain jointly owned under its existing structure with Mr. Ratner. Upon stabilization, each of these properties will be valued, either by negotiation, through arbitration or by obtaining a bona fide third-party offer. Once the value of the property has been determined, we may, in our sole discretion, cause the property either to be contributed to the Joint LLC in exchange for additional Units, sold to the Joint LLC for cash, sold to a third party or remain jointly owned by us and Mr. Ratner.
The total consideration we exchanged for the minority interests, including associated expenses and the book value of previous advances made to Mr. Ratner totaling $28,655,000, was approximately $273,600,000. Mr. Ratner received cash of approximately $46,300,000 and was issued 3,894,232 Units in the Joint LLC described above. The Units were valued based on the average of the closing prices of our Class A common stock over the 3-day period before and after the announcement of the transaction, giving consideration to the one-year lock-up period and the annual preferred payment of $2,500,000 referred to above. The value of Mr. Ratner’s Class A Common Units, approximately $198,645,000, is classified as minority interest on our consolidated balance sheet. The issuance of the Units did not have a material impact on the current or prior period consolidated statements of earnings.
The following table summarizes the allocation of the total consideration exchanged for the minority interests. The amounts reported below are based on our preliminary allocation and certain estimates. As a result, the allocation is preliminary and subject to change. We will finalize the allocation during 2007.

Allocation of
Total
Consideration at
Date of Exchange
(in thousands)
Completed rental properties (1)	$229,000
Notes and accounts receivable, net (2)	11,000
Investments in and advances to affiliates (3)	11,300
Other assets (4)	59,700
Mortgage debt, nonrecourse (5)	(12,000)
Accounts payable and accrued expenses (6)	(25,400)

$273,600

Represents allocation for:
(1)	Land, building, site improvements, and tenant improvements associated with the underlying real estate

(2)	Above market leases

(3)	Equity method property

(4)	In-place leases, tenant relationships, and leasing commissions

(5)	Net above market debt

(6)	Below market leases and ground rents

COMMITMENTS AND CONTINGENCIES
We have adopted the provisions of FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). We believe the risk of payment under these guarantees as described below is remote and, to date, no payments have been made under these guarantees.
As of January 31, 2007, we have a guaranteed loan of $1,400,000 relating to our share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This guarantee was entered into prior to January 31, 2003, and therefore, has not been recorded in our Consolidated Financial Statements at January 31, 2007, pursuant to the provisions of FIN No. 45. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. We also had outstanding letters of credit of $72,324,000 as of January 31, 2007. The maximum potential amount of future payments on the guaranteed loans and letters of credit we could be required to make are the total amounts noted above.
As a general partner for certain limited partnerships, we guaranteed the funding of operating deficits of newly-opened apartment projects for an average of five years. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in our consolidated financial statements at January 31, 2007, pursuant to the provisions of FIN No. 45. At January 31, 2007, the maximum potential amount of future payments on these operating deficit guarantees we could be required to make was approximately $2,000,000. We would seek to recover any amounts paid through refinancing or sales proceeds of the apartment project. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive, or the loss of allocated tax credits and tax losses. At January 31, 2007, the maximum potential payment under these tax indemnity guarantees was approximately $68,535,000. We believe that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that our investment partners will be able to receive expense allocations associated with the properties. We have obtained legal opinions from nationally recognized law firms supporting the validity of the tax credits. We do not expect to make any payments under these guarantees.
Our mortgage loans are nonrecourse, however in some cases lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if we or the joint venture commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. We have also provided certain environmental guarantees. Under these environmental remediation guarantees, we must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, we believe any liability would not exceed our partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2007, the outstanding balance of the partners’ share of these loans was approximately $461,440,000. We believe the risk of payment on the carve-out guarantees is mitigated in most cases by the fact we manage the property, and in the event our partner did violate one of the carve-out items, we would seek recovery from our partner for any payments we would make. Additionally, we further mitigate our exposure through environmental insurance and insurance coverage for items such as fraud.
We have guaranteed the obligations of Forest City Rental Properties Corporation, or FCRPC, under the FCRPC credit agreement, dated as of March 22, 2004, as amended, among FCRPC, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent. This guaranty imposes a number of restrictive covenants on us, including a prohibition on certain consolidations and mergers and limitations on the amount of debt, guarantees and property liens that we may incur. The guaranty also requires us to maintain a specified minimum cash flow coverage ratio, consolidated shareholders’ equity and Earnings Before Depreciation, Amortization and Deferred Taxes, or EBDT. We were in compliance with the covenants under the guaranty at January 31, 2007.
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

We customarily guarantee lien-free completion of projects under construction. Upon completion, the guarantees are released. Additionally, we also provide lien-free completion guarantees on the infrastructure on the land we develop and is later sold to customers or is held for master-planned communities or mixed-use projects. At January 31, 2007, we had provided the following completion guarantees:

			Total
			External	Outstanding
	Total	Percent	Funding	Loan
	Costs	Completed	Sources	Balance
	(dollars in thousands)
Projects under construction	$4,008,894	46%	$3,182,812	$1,229,177
Land	$725,770	72%	$646,853	$122,059
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
On August 16, 2004, we purchased an ownership interest in the NBA franchise known as the Nets that is reported on the equity method of accounting. Although we have an ownership interest of approximately 21% in the Nets, we currently recognized approximately 17%, 31% and 38% of the net loss for the years ended January 31, 2007, 2006 and 2005, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. In connection with the purchase of the franchise, we and certain of our partners have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. Our indemnity is limited to $100,000,000 and is effective as long as we own an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. We have insurance coverage of approximately $100,000,000 in connection with such indemnity. We evaluated the indemnity guarantee in accordance with FIN No. 45 and determined that the fair value for our liability for our obligations under the guarantee was not material.
Certain of our ground leases include provisions requiring us to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003, and therefore, have not been recorded in our consolidated financial statements at January 31, 2007 in accordance with FIN No. 45. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered. We mitigate our exposure to loss related to these indemnities through insurance coverage.
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
We are party to an agreement whereby we have issued a $40,000,000 guarantee in connection with certain environmental work at a mixed-use development project in Brooklyn, New York. As stipulated in the agreement, the guaranty expires at some point in time between six and nine years after completion of the investigative work, which occurred on July 16, 2006. We have recorded a liability of $2,850,000 related to this agreement for the year ended January 31, 2007, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets. We mitigate our exposure to loss related to this agreement through an environmental insurance policy.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS
As of January 31, 2007, we were subject to certain contractual payment obligations, some of which are off balance sheet as described in the table below. Refer to the “Financing Arrangements” section of the MD&A for information related to certain off balance sheet arrangements related to Stapleton that are not included in the table below.

	Payments Due by Period
	January 31,
	Total	2008	2009	2010	2011	2012	Thereafter
	(in thousands)
Long-Term Debt:
Nonrecourse mortgage debt (4)	$5,338,372	$801,879	$469,426	$585,759	$287,082	$378,202	$2,816,024
Share of nonrecourse mortgage debt of unconsolidated investments	1,308,209	202,549	114,126	182,735	37,171	37,611	734,017
Notes payable	96,127	80,214	10,903	289	96	102	4,523
Share of notes payable of unconsolidated investments	88,244	172	—	12,081	7,976	22,635	45,380
Senior and subordinated debt (3)	886,900	—	20,400	—	—	287,500	579,000
Accounts payable and accrued expenses	772,964	712,983	8,362	3,952	3,705	3,656	40,306
Operating leases	905,107	20,843	19,680	19,121	18,564	17,724	809,175
Share of leases of unconsolidated investments	119,384	3,377	3,413	3,134	2,893	2,886	103,681
Construction contracts	483,972	350,871	124,704	8,397	—	—	—
The Nets contracts (1)	193,559	71,982	61,670	34,407	18,000	7,500	—
Other (2)	250,592	23,149	17,260	202,013	1,001	706	6,463

Total Contractual Obligations	$10,443,430	$2,268,019	$849,944	$1,051,888	$376,488	$758,522	$5,138,569

(1)	These amounts primarily represent obligations at 100% to be paid under various player and executive contracts. The Company has an effective ownership interest of approximately 21% in the Nets for the year ended January 31, 2007. The timing of these obligations can be accelerated or deferred due to player retirements, trades and renegotiation.

(2)	These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security, phone service, etc. In addition, we have other service contacts that we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at January 31, 2007.

(3)	Refer to Item 7A – Quantitative and Qualitative Disclosures About Market Risk.

(4)	We have a substantial amount of non-recourse mortgage debt, the details of which are further described within the Interest Rate Exposure section of this MD&A. We are contractually obligated to pay the interest and principal when due on these mortgages. Because we utilize mortgage debt as one of our primary sources of capital, the balances and the terms of the mortgages and therefore the estimate of future contractual obligations are subject to frequent changes due to property dispositions, mortgage refinancings, changes in variable interest rates and new mortgage debt in connection with property additions. We believe that the information contained within the MD&A provides reasonable information to assist an investor in estimating the future interest obligations related to the non-recourse mortgage debt reflected on our Consolidated Balance Sheets.
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

DIVIDENDS
The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date Declared	Date of Record	Payment Date	Amount Per Share
March 23, 2006	June 1, 2006	June 15, 2006	$0.06
June 15, 2006	September 1, 2006	September 15, 2006	$0.07
September 27, 2006	December 1, 2006	December 15, 2006	$0.07
December 14, 2006	March 1, 2007	March 15, 2007	$0.07
March 22, 2007(1)	June 1, 2007	June 15, 2007	$0.07

(1)	Since this dividend was declared after January 31, 2007, it is not reflected in the consolidated financial statements.
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
NEW ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized as they occur. SFAS No. 159 permits the fair value option on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 159 will have on our consolidated financial statements.
In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF No. 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF No. 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” EITF No. 00-19-2 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF No. 00-19-2 did not have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretative guidance on how the effects of uncorrected prior year misstatements should be considered when quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify financial statement misstatements using both a balance sheet approach and an income statement approach and to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have any impact on our consolidated financial statements.
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 on February 1, 2007. We are currently assessing the impact FIN No. 48 will have on our consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that all separately recognized servicing assets and liabilities be initially measured at fair value and subsequently measured at fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on our consolidated financial statements.
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
We implemented FIN No. 46 (R) on February 1, 2004. Previously, we adopted the consolidation requirements for VIEs created after January 31, 2003, and the disclosure provisions of the interpretation that were effective upon issuance. As a result, we determined that we are the primary beneficiary of 25 previously unconsolidated VIEs representing 14 properties (19 VIEs representing 8 properties in Residential Group, 5 VIEs/properties in Commercial Group, and 1 VIE/property in Land Development Group). Of these 25 VIEs, 14 VIEs representing 13 properties (9 VIEs representing 8 properties in Residential Group, 4 VIEs/properties in Commercial Group, and 1 VIE/property in Land Development Group) that were previously accounted for using the equity method of accounting have been fully consolidated. The remaining 11 VIEs representing 1 property (10 VIEs in Residential Group and 1 VIE/property in Commercial Group) that were previously accounted for using the cost method of accounting have also been fully consolidated.
In addition, 5 properties in the Residential Group, which were determined to be VIEs, have been deconsolidated because we are not considered the primary beneficiary of these properties. Although we are an equity investor in these properties, we lack certain decision-making authority. Specifically, these properties are part of government sponsored housing programs that are administered by the U.S. Department of Housing and Urban Development (“HUD”). We determined through a review of the contractual agreements for these government-sponsored programs that the decision-making rights of HUD, a non-equity investor, are restrictive rights that have a significant impact on these 5 properties. We determined that HUD is the primary beneficiary of these VIEs because it is most closely associated with the VIEs. The VIEs’ activities include providing affordable housing for those individuals that qualify as low-income individuals, which is also HUD’s primary goal, mission, or purpose. Consistent with the provisions of FIN No. 46 (R), we do not consider the activities of these VIEs significant as they only have a de minimus effect on all the principal captions in the Consolidated Balance Sheet.
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
Upon implementation of FIN No. 46 (R) on February 1, 2004, we determined that we held variable interests in 39 other VIEs representing 39 properties (38 in Residential Group and 1 in Land Development Group) for which we are not the primary beneficiary. Of the 38 Residential entities, 5 that were previously consolidated have been subsequently deconsolidated as disclosed above in accordance with the provisions of FIN No. 46 (R). We are involved with these unconsolidated VIEs as an equity holder, lender, management agent, or through other contractual relationships. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs was limited to our recorded investments in those VIEs totaling approximately $25,000,000 at February 1, 2004, which are recorded as investments in and advances to affiliates. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R).
As of January 31, 2007, we determined that we are the primary beneficiary of 33 VIEs representing 19 properties (19 VIEs representing 8 properties in Residential Group, 12 VIEs representing 9 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). As of January 31, 2007, we held variable interests in 44 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $67,000,000 at January 31, 2007. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living apartments and land development.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which we are the primary beneficiary (net of the 5 deconsolidated properties) are as follows:

	January 31,
	2007	2006
	(in thousands)
Total assets	$960,000	$940,000
Nonrecourse mortgage debt	$849,000	$839,000
Total liabilities (including nonrecourse mortgage debt)	$918,000	$900,000
Minority interest	$42,000	$40,000
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see the “Senior and Subordinated Debt” section of the MD&A) as of January 31, 2007.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate risk. At January 31, 2007, our outstanding variable-rate debt portfolio consisted of $870,131,000 of taxable debt and $758,274,000 of tax-exempt variable-rate debt (which includes $20,400,000 of subordinated debt). Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps (1)
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
	(dollars in thousands)
02/01/07-02/01/08 (2)	$977,609	6.06%	$350,878	4.72%
02/01/08-02/01/09	1,056,089	7.19	49,690	4.54
02/01/09-02/01/10	91,354	5.20	48,432	4.54
02/01/10-02/01/11	73,500	5.00	47,081	4.54

(1)	Excludes the 10-year forward swaps discussed below.

(2)	These LIBOR-based hedges as of February 1, 2007 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2008.
Tax-Exempt (Priced off of Bond Municipal Association (“BMA”) Index)

	Caps
		Average
	Amount	Base Rate
	(dollars in thousands)
Period Covered
02/01/07-02/01/08	$266,558	5.83%
02/01/08-02/01/09	208,510	5.92
02/01/09-02/01/10	147,200	6.00
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
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We currently intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, we entered into a number of 10-year forward swaps. During 2006, we executed a notional amount of $883,045,000 of 10-year forward swaps at an average rate of 5.72% to protect us against interest rate fluctuations on forecasted financings on fully consolidated properties that are anticipated to occur over the next three years. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swaps attributed to that financing. To the extent effective, the receipt or payment of cash at termination will be recorded in other accumulated comprehensive income and will be amortized as either an increase or decrease to interest expense in same periods as the interest payments on the financing. During the year ended January 31, 2007, $92,500,000 of the forward swaps, included in the figure above, were terminated in conjunction with the locking of the interest rate on the financing.
During 2006, we also executed $270,000,000 of 10-year forward swaps at an average rate of 5.87% to hedge the interest rate risk associated with our proportionate share of nonrecourse mortgage debt for two properties accounted for under the equity method of accounting. Under the provisions of SFAS No. 133, we cannot designate these swaps as cash flow hedges because they relate to unconsolidated properties. Therefore, the change in the fair value of these swaps must be marked to market through earnings on a quarterly basis. During the year ended January 31, 2007, $150,000,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the anticipated financing.

For year ended January 31, 2007, we recorded $9,386,000 of interest expense related to its 10-year forward swaps in our Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At January 31, 2007 and 2006, interest rate caps were reported at fair value of approximately $2,372,000 and $2,454,000, respectively, in other assets in the Consolidated Balance Sheets. At January 31, 2007, interest rate swap agreements, which had a negative fair value of $21,961,000 (which includes the 10-year forward swaps), were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At January 31, 2007 and 2006, interest rate swap agreements, which had a positive fair value of $6,059,000 and $7,887,000, respectively, were included in other assets in the Consolidated Balance Sheets. Included in the fair value of the interest rate swap agreements is a total rate of return swap (“TRS”) held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The fair value of the TRS at January 31, 2007 and 2006 was approximately $255,000 and $1,100,000, respectively.
We estimate the fair value of our debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at January 31, 2007 was $4,596,867,000 compared to an estimated fair value of $4,575,165,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,870,180,000 at January 31, 2007.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.
Continued on page 71

Item 7A. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2007

	Expected Maturity Date
	Fiscal Year Ending January 31,
							Total	Fair Market
						Period	Outstanding	Value
Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	1/31/07	1/31/07
	(dollars in thousands)
Fixed:
Fixed-rate debt	$161,725	$104,983	$371,240	$207,294	$360,269	$2,524,856	$3,730,367	$3,702,515
Weighted average interest rate	6.78%	6.65%	7.09%	7.03%	7.12%	5.77%	6.17%

Senior & subordinated debt (1)	—	—	—	—	287,500	579,000	866,500	872,650
Weighted average interest rate	—	—	—	—	3.63%	7.30%	6.08%

Total Fixed-Rate Debt	161,725	104,983	371,240	207,294	647,769	3,103,856	4,596,867	4,575,165

Variable:
Variable-rate debt	448,545	302,878	8,184	48,258	3,123	59,143	870,131	870,131
Weighted average interest rate	7.39%	6.68%	6.01%	5.26%	5.29%	5.01%	6.84%

Tax-exempt	191,609	61,565	206,335	31,530	14,810	232,025	737,874	737,874
Weighted average interest rate	4.70%	4.50%	4.23%	4.47%	4.16%	4.66%	4.52%

Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—	—	—	—	—	—	—

Subordinated debt (1)	—	20,400	—	—	—	—	20,400	20,400
Weighted average interest rate	—	4.51%	—	—	—	—	4.51%

Total Variable-Rate Debt	640,154	384,843	214,519	79,788	17,933	291,168	1,628,405	1,628,405

Total Long Term Debt	$801,879	$489,826	$585,759	$287,082	$665,702	$3,395,024	$6,225,272	$6,203,570

Weighted average interest rate	6.62%	6.31%	6.07%	6.45%	5.54%	5.95%	6.05%

(1)	Represents recourse debt.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2006

	Expected Maturity Date
	Fiscal Year Ending January 31,
							Total	Fair Market
						Period	Outstanding	Value
Long-Term Debt	2007	2008	2009	2010	2011	Thereafter	1/31/06	1/31/06
				(dollars in thousands)
Fixed:
Fixed-rate debt	$300,651	$161,515	$123,545	$268,376	$365,733	$2,429,510	$3,649,330	$3,586,384
Weighted average interest rate	6.88%	6.88%	6.78%	7.03%	6.59%	5.97%	6.25%

Senior & subordinated debt (1)	—	—	—	—	—	579,000	579,000	594,700
Weighted average interest rate	—	—	—	—	—	7.30%	7.30%

Total Fixed-Rate Debt	300,651	161,515	123,545	268,376	365,733	3,008,510	4,228,330	4,181,084

Variable:
Variable-rate debt	272,941	267,609	25,532	3,190	47,549	61,775	678,596	678,596
Weighted average interest rate	6.50%	6.50%	6.47%	5.81%	5.74%	5.99%	6.40%

Tax-exempt	112,152	127,670	16,000	277,000	28,660	270,024	831,506	831,506
Weighted average interest rate	4.25%	4.50%	4.59%	4.70%	5.29%	4.20%	4.47%

Bank revolving credit facility (1)	—	—	82,500	—	—	—	82,500	82,500
Weighted average interest rate	—	—	6.39%	—	—	—	6.39%

Subordinated debt (1)	—	—	20,400	—	—	—	20,400	20,400
Weighted average interest rate	—	—	4.17%	—	—	—	4.17%

Total Variable-Rate Debt	385,093	395,279	144,432	280,190	76,209	331,799	1,613,002	1,613,002

Total Long Term Debt	$685,744	$556,794	$267,977	$548,566	$441,942	$3,340,309	$5,841,332	$5,794,086

Weighted average interest rate	6.30%	6.15%	6.30%	5.85%	6.42%	6.06%	6.11%

(1)	Represents recourse debt.

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
We have completed integrated audits of Forest City Enterprises, Inc.’s consolidated financial statements and of its internal control over financial reporting as of January 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Forest City Enterprises, Inc. and its subsidiaries (the “Company”) at January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note A to the Consolidated Financial Statements, on February 1, 2004, the Company adopted FIN 46(R), “Consolidation of Variable Interest Entities – an Interpretation ARB 51,” as interpreted.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Cleveland, OH
March 26, 2007

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,
	2007	2006
	(in thousands)
Assets
Real Estate
Completed rental properties	$6,659,054	$6,162,995
Projects under development	1,396,083	886,256
Land held for development or sale	174,136	105,875

Total Real Estate	8,229,273	7,155,126

Less accumulated depreciation	(1,085,978)	(986,594)

Real Estate, net	7,143,295	6,168,532

Cash and equivalents	254,213	254,734
Restricted cash	292,461	430,264
Notes and accounts receivable, net	287,615	265,264
Investments in and advances to affiliates	333,782	361,942
Other assets	670,238	509,605

Total Assets	$8,981,604	$7,990,341

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$5,338,372	$5,159,432
Notes payable	96,127	73,823
Bank revolving credit facility	—	82,500
Senior and subordinated debt	886,900	599,400
Accounts payable and accrued expenses	772,964	690,300
Deferred income taxes	486,329	387,788

Total Liabilities	7,580,692	6,993,243

Minority Interest	375,101	102,716

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock — without par value; 10,000,000 and 5,000,000 shares authorized, respectively; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 271,000,000 and 96,000,000 shares authorized, 76,692,955 and 75,695,084 shares issued and 76,628,006 and 75,695,084 shares outstanding, respectively	25,564	25,232
Class B, convertible, 56,000,000 and 36,000,000 shares authorized, 25,254,210 and 26,149,070 shares issued and outstanding; 26,257,961 and 6,257,961 shares issuable, respectively	8,418	8,716

	33,982	33,948
Additional paid-in capital	247,884	251,991
Unearned compensation	—	(4,151)
Retained earnings	762,062	612,371
Less treasury stock, at cost; 64,949 and -0- Class A shares, respectively	(3,449)	—

	1,040,479	894,159
Accumulated other comprehensive (loss) income	(14,668)	223

Total Shareholders’ Equity	1,025,811	894,382

Total Liabilities and Shareholders’ Equity	$8,981,604	$7,990,341

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings

	Years Ended January 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenues from real estate operations	$1,168,835	$1,128,472	$924,959

Expenses
Operating expenses	709,343	644,765	523,523
Depreciation and amortization	181,129	164,397	144,081
Provision for decline in real estate	1,923	7,874	—

	892,395	817,036	667,604

Interest expense	(293,803)	(259,534)	(226,677)
Amortization of mortgage procurement costs	(10,903)	(9,979)	(10,497)
Loss on early extinguishment of debt	(2,175)	(5,300)	(4,734)

Interest and other income	61,737	27,773	42,976
Equity in earnings of unconsolidated entities	48,542	55,201	54,392
Gain on disposition of other investments	—	506	438

Earnings before income taxes	79,838	120,103	113,253

Income tax expense (benefit)
Current	(13,428)	4,000	(10,918)
Deferred	47,840	21,564	52,254

	34,412	25,564	41,336

Earnings before minority interest, discontinued operations and cumulative effect of change in accounting principle	45,426	94,539	71,917

Minority interest	(15,187)	(30,027)	(25,735)

Earnings from continuing operations	30,239	64,512	46,182

Discontinued operations, net of tax and minority interest
Operating earnings (loss) from rental properties	3,520	(7,498)	(6,654)
Gain on disposition of rental properties	143,026	26,505	40,893
Operating earnings from Lumber Group	—	—	4,545
Gain on disposition of Lumber Group	466	—	11,501

	147,012	19,007	50,285

Cumulative effect of change in accounting principle, net of tax	—	—	(11,261)

Net earnings	$177,251	$83,519	$85,206

Basic earnings per common share
Earnings from continuing operations	$0.30	$0.64	$0.46
Earnings from discontinued operations, net of tax and minority interest	1.43	0.19	0.50
Cumulative effect of change in accounting principle, net of tax	—	—	(0.11)

Net earnings	$1.73	$0.83	$0.85

Diluted earnings per common share
Earnings from continuing operations	$0.29	$0.63	$0.45
Earnings from discontinued operations, net of tax and minority interest	1.41	0.18	0.50
Cumulative effect of change in accounting principle, net of tax	—	—	(0.11)

Net earnings	$1.70	$0.81	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Net earnings	$177,251	$83,519	$85,206

Other comprehensive (loss) income, net of tax and minority interest:

Unrealized net (losses) gains on investment securities	(99)	57	(435)

Change in unrealized net (losses) gains on interest rate derivative contracts	(14,792)	8,416	2,641

Change in fair value of retained interest (Footnote I)	—	—	(12,442)

Other comprehensive (loss) income, net of tax and minority interest	(14,891)	8,473	(10,236)

Comprehensive income	$162,360	$91,992	$74,970

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

										Accumulated
	Common Stock				Additional					Other
	Class A		Class B		Paid-In	Unearned	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Balances at January 31, 2004	73,020	$24,340	27,432	$9,144	$223,575	$(4,919)	$496,537	478	$(1,752)	$1,986	$748,911

Net earnings							85,206				85,206
Other comprehensive loss, net of tax and minority interest										(10,236)	(10,236)
Dividends $.295 per share							(29,637)				(29,637)
Conversion of Class B to Class A shares	935	312	(935)	(312)							—
Exercise of stock options	251	84			3,524			(478)	1,752		5,360
Income tax benefit from stock option exercises					4,256						4,256
Amortization of unearned compensation						1,832					1,832
Distribution of accumulated equity to minority partners					(1,167)						(1,167)

Balances at January 31, 2005	74,206	$24,736	26,497	$8,832	$230,188	$(3,087)	$552,106	—	$—	$(8,250)	$804,525

Net earnings							83,519				83,519
Other comprehensive income, net of tax and minority interest										8,473	8,473
Dividends $.23 per share							(23,254)				(23,254)
Purchase of treasury stock								62	(1,945)		(1,945)
Conversion of Class B to Class A shares	348	116	(348)	(116)							—
Exercise of stock options	1,051	350			10,295			(62)	1,945		12,590
Income tax benefit from stock option exercises and vesting of restricted stock					9,195						9,195
Restricted stock issued	90	30			2,827	(2,857)					—
Amortization of unearned compensation						1,793					1,793
Distribution of accumulated equity to minority partners					(514)						(514)

Balances at January 31, 2006	75,695	$25,232	26,149	$8,716	$251,991	$(4,151)	$612,371	—	$—	$223	$894,382

Reclassifications related to the adoption of SFAS No. 123(R)	(259)	(86)			(4,065)	4,151					—
Net earnings							177,251				177,251
Other comprehensive loss, net of tax and minority interest										(14,891)	(14,891)
Dividends $.27 per share							(27,560)				(27,560)
Purchase of treasury stock								491	(25,928)		(25,928)
Conversion of Class B to Class A shares	895	298	(895)	(298)							—
Exercise of stock options	306	101			(12,855)			(426)	22,479		9,725
Restricted stock vested	56	19			(19)						—
Stock-based compensation					12,064						12,064
Purchased call option transaction, net of tax					(28,155)						(28,155)
Warrant transaction					28,923						28,923

Balances at January 31, 2007	76,693	$25,564	25,254	$8,418	$247,884	$—	$762,062	65	$(3,449)	$(14,668)	$1,025,811

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Net Earnings	$177,251	$83,519	$85,206
Amortization of mortgage procurement costs	10,903	9,979	10,497
Loss on early extinguishment of debt	2,175	5,300	4,734
Provision for decline in real estate	1,923	7,874	—
Depreciation and amortization	181,129	164,397	144,081
Equity in earnings of unconsolidated entities	(48,542)	(55,201)	(54,392)
Gain on disposition of other investments	—	(506)	(438)
Deferred income taxes	47,840	21,564	43,561
Minority interest	15,187	30,027	25,735
Stock-based compensation	8,157	1,793	1,832
Cash distributions from operations of unconsolidated entities	44,982	46,457	74,008
Non-cash operating expenses:
Write-off of abandoned development projects	9,318	3,821	13,898
Write-off of a portion of enterprise resource planning project	—	3,162	—
Discontinued operations:
Loss on early extinguishment of debt	—	4,684	2,924
Depreciation and amortization	5,580	16,973	21,278
Amortization of mortgage procurement costs	284	3,271	3,936
Gain on disposition of rental properties and Lumber Group	(351,861)	(43,198)	(92,245)
Minority interest	118,360	2,562	3,194
Deferred taxes	77,210	18,940	25,737
Cumulative effect of change in accounting principle	—	—	18,628
Cost of sales of land included in projects under development and completed rental properties	35,037	73,944	7,937
Increase in land held for development or sale	(35,832)	(4,611)	(10,604)
Increase in notes and accounts receivable	(896)	(44,292)	(36,126)
Decrease (increase) in other assets	9,092	(7,530)	19,766
Decrease (increase) in restricted cash used for operating purposes	7,583	(23,039)	3,090
(Decrease) increase in accounts payable and accrued expenses	(5,001)	36,520	17,509
Change in Lumber Group – assets held for sale	—	—	32,615

Net cash provided by operating activities	$309,879	$356,410	$366,361

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Cash Flows from Investing Activities
Capital expenditures, including real estate acquisitions	$(1,016,070)	$(978,575)	$(853,528)
Payment of lease procurement costs and other assets	(53,975)	(50,555)	(20,645)
Change in restricted cash to be used for capital expenditures	(102,101)	(6,745)	(9,399)
Proceeds from disposition of rental properties, Lumber Group and other investments	344,586	69,498	149,089
Change in investments in and advances to affiliates	6,392	53,582	(102,143)

Net cash used in investing activities	(821,168)	(912,795)	(836,626)

Cash Flows from Financing Activities
Proceeds from issuance of Puttable Equity-Linked Senior Notes	287,500	—	—
Payment of Puttable Equity-Linked Senior Notes issuance costs	(7,356)	—	—
Payment of purchased call option transaction	(45,885)	—	—
Proceeds from warrant transaction	28,923	—	—
Proceeds from issuance of senior notes	—	—	250,000
Payment of senior notes issuance costs	—	—	(8,070)
Borrowings on bank revolving credit facility	393,000	100,000	—
Payments on bank revolving credit facility	(475,500)	(17,500)	—
Repayment of term loan	—	—	(56,250)
Proceeds from nonrecourse mortgage debt	1,036,067	1,092,926	1,195,138
Principal payments on nonrecourse mortgage debt	(554,447)	(540,354)	(592,146)
Proceeds from notes payable	24,233	24,537	26,718
Payments on notes payable	(101,019)	(42,587)	(34,216)
Cash consideration exchanged for Bruce C. Ratner’s minority interests	(48,883)	—	—
Change in restricted cash and book overdrafts	85,658	(32,605)	(79,713)
Payment of deferred financing costs	(31,599)	(33,197)	(24,855)
Purchase of treasury stock related to Puttable Equity-Linked Senior Notes	(24,962)	—	—
Purchase of other treasury stock	(966)	(1,945)	—
Exercise of stock options	9,725	12,590	5,360
Dividends paid to shareholders	(26,512)	(22,221)	(29,099)
Decrease in minority interest	(37,209)	(5,017)	(18,957)
Change in Lumber Group – assets held for sale	—	—	(18,834)

Net cash provided by financing activities	510,768	534,627	615,076

Net increase (decrease) in cash and equivalents	(521)	(21,758)	144,811
Cash and equivalents at beginning of year	254,734	276,492	131,681

Cash and equivalents at end of year	$254,213	$254,734	$276,492

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$(304,221)	$(274,708)	$(249,809)
Cash (refunded) paid during the year for income taxes	$(1,429)	$(8,170)	$4,582
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the years ended January 31, 2007, 2006 and 2005:

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Operating Activities
(Increase) decrease in notes and accounts receivable (1)(3)(4)(9)(11)(14)	$(21,685)	$(8,104)	$37,078
Increase in land held for development or sale (4)(8)(9)(11)	(32,332)	(5,413)	(13,450)
(Increase) decrease in other assets (1)(3)(4)(10)(11)(14)	(66,470)	70,000	(127,735)
Increase in restricted cash (4)(11)	(423)	—	(9,070)
Increase in deferred profit (14)	—	—	4,086
Decrease in deferred taxes (11)	—	—	(3,038)
Increase in accounts payable and accrued expenses (1)(3)(4)(6)(8)(9)(11)(12)	77,219	38,975	95,580

Total effect on operating activities	$(43,691)	$95,458	$(16,549)

Investing Activities
Decrease in investments in and advances to affiliates (1)(4)(11)(12)(13)	$45,341	$—	$44,766
Increase in projects under development (3)(4)(5)(6)(9)	(184,951)	(24,425)	(51,916)
Increase in completed rental properties (1)(4)(11)(14)	(279,345)	—	(559,145)
Non-cash proceeds from disposition of properties (2)	332,080	120,315	—

Total effect on investing activities	$(86,875)	$95,890	$(566,295)

Financing Activities
Increase in notes and loans payable (4)(11)(13)	$105,600	$—	$7,065
(Decrease) increase in nonrecourse mortgage debt (1)(2)(3)(4)(10)(11)(14)	(301,264)	(190,315)	542,363
Decrease (increase) in restricted cash (3)(4)	150,418	—	(5,661)
Decrease in deferred tax liability (7)	(17,730)	—	—
Increase in minority interest (1)(2)(4)(11)(12)(13)	172,953	—	39,615
Increase in additional paid-in capital (5)(7)	21,637	—	—
Dividends declared but not yet paid	(1,048)	(1,033)	(538)

Total effect on financing activities	$130,566	$(191,348)	$582,844

(1)	Issued Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Companies portfolio (See Footnote U).

(2)	Assumption of nonrecourse mortgage debt and direct payment to partner by the buyer upon sale of Hilton Times Square Hotel, G Street, Embassy Suites Hotel and Battery Park City Retail properties in the Commercial Group and Mount Vernon Square and Providence at Palm Harbor properties in the Residential Group during the year ended January 31, 2007 and Enclave, Cherrywood Village and Ranchstone properties in the Residential Group during the year ended January 31, 2006.

(3)	Change to equity method of accounting from full consolidation due to admission of a 50% partner in Uptown Apartments, a residential development project in Oakland, California, during the year ended January 31, 2007.

(4)	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interest in New York Times Building and Galleria at Sunset properties in the Commercial Group, Village Green, an apartment community in the Residential Group and Rockport Square in the Land Development Group during the year ended January 31, 2007 and Lenox Park, Lenox Club and Pavilion, apartment communities in the Residential Group and Tangerine in the Land Development Group during the year ended January 31, 2005.

(5)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(6)	Estimate for environmental liabilities in the Commercial Group.

(7)	Recording of a deferred tax asset on the purchased call option in conjunction with the issuance of the Company’s 3.625% Puttable Equity-Linked Senior Notes during the year ended January 31, 2007 (See Footnote H).

(8)	Investment at risk, net of the cost of the option to purchase a piece of land in Prosper, Texas in the Land Group during the year ended January 31, 2007.

(9)	Change in construction payables included in accounts payable and accrued expenses.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(10)	Retired $70,000,000 Stapleton Revenue Bonds consolidated by the Company in accordance with FIN No. 46 (R), but owned by a third party special purpose entity, during the year ended January 31, 2006 (See Footnote I).

(11)	Change in consolidation methods due to FIN No. 46 (R) during the year ended January 31, 2005.

(12)	Modification of certain provisions of the Company’s arrangement with its partner in the New York operations for certain property partnerships during the year ended January 31, 2005.

(13)	Decrease of ownership interest in Victoria Gardens, a retail center in Rancho Cucamonga, California, due to admission of an additional partner during the year ended January 31, 2005.

(14)	Disposition of Regency Towers, Woodlake, Bridgewater, Trellis at Lee’s Mill, Hunting Park, Arboretum, Flatbush Avenue, Colony Woods and Silver Hill and disposition of the Lumber Group during the year ended January 31, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies
Nature of Business
Forest City Enterprises, Inc. (the “Company”) principally engages in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. The Company operates through three strategic business units and five reportable segments. The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires, and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living communities. It also develops for-sale condominium projects and owns interests in entities that develop and manage military housing. New York City operations are part of the Commercial Group or Residential Group depending on the nature of the operations. Real Estate Groups are the combined Commercial and Residential Groups. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. Corporate Activities and the Nets, a franchise of the National Basketball Association (“NBA”) in which the Company accounts for its investment on the equity method of accounting, are reportable segments of the Company.
The Company has approximately $9.0 billion in total assets in 26 states and the District of Columbia at January 31, 2007. The Company’s core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington, D.C./Baltimore metropolitan area, Chicago and the state of California. The Company has offices in Boston, Chicago, Denver, Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters are in Cleveland, Ohio.
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
Reclassification and Other
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
During the year ended January 31, 2007, the Company reported the prior period impact of adjustments primarily related to cumulative differences in earnings (loss) recognition on three of the Company’s joint ventures in which one or more partners had preferred return provisions on and of their equity over the other partners. All of the joint ventures were unconsolidated entities accounted for on the equity method of accounting. The differences in the cumulative loss recognition on the three unconsolidated joint ventures, which resulted from not allocating earnings/losses among all partners using the hypothetical liquidation at book value method, accumulated over many years and are reflected as a reduction of equity in earnings of unconsolidated investments for the year ended January 31, 2007.
The impact discussed above is a reduction of net earnings and earnings from continuing operations of $2,900,000 for the year ended January 31, 2007. Management has assessed the impact of the adjustments, both individually and in the aggregate, and does not believe these amounts are material to any previously issued financial statements or to the results of operations for the Company for the year ended January 31, 2007.
Fiscal Year
The years 2006, 2005 and 2004 refer to the fiscal years ended January 31, 2007, 2006 and 2005, respectively.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Military Housing Fee Revenues – Asset management fee revenues are recognized based on a stated percentage of the annual operating income that is generated by the military housing privatization projects. Asset management fees of $1,091,000, $898,000 and $-0- were recognized during the years ended January 31, 2007, 2006, and 2005, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.
Revenues for development fees related to the Company’s military housing projects are based on a stated percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. The Company also recognizes additional development incentive fees based on a stated percent that is earned upon the successful completion of certain subjective criteria as specified in the development agreements. Revenues of $7,981,000, $1,697,000 and $-0- were recognized during the years ended January 31, 2007, 2006 and 2005, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.
Revenues related to construction management fees are recognized based on amounts paid for the cost of each construction contract. The Company also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contract. Revenues of $4,327,000, $1,379,000 and $-0- were recognized during the years ended January 31, 2007, 2006 and 2005, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.
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
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. Subsequent tenant improvements are amortized over the life of the tenant’s lease. This estimate is based on the length of time the asset is expected to generate positive operating cash flows. In the Company’s Residential Group, the Company purchased its partner’s interest in contracts related to its military family housing projects during the fiscal years ended January 31, 2007 and 2006. The Company has recorded the cost of these contracts as intangible assets and the amounts will be amortized over the life of the respective contracts.
Major improvements and tenant improvements that are considered the Company’s assets are capitalized in real estate costs and expensed through depreciation charges. Tenant improvements that are considered lease inducements are capitalized into other assets and amortized as a reduction of rental revenue over the life of the tenant’s lease. Repairs, maintenance and minor improvements are expensed as income.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Investments in Unconsolidated Entities
The Company accounts for its investments in unconsolidated entities (included in Investments in and Advances to Affiliates on the Consolidated Balance Sheets) using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Differences between the Company’s carrying value of its investment in the unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds. The Company evaluates the fair value of its investments in unconsolidated entities and any decreases in fair value which are other than temporary are recognized as incurred.
Minority Interest
Interests held by partners in real estate partnerships consolidated by the Company are reflected in minority interest on the Consolidated Balance Sheets. Minority interest represents the minority partners’ share of the underlying net assets of our consolidated subsidiaries. Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are reported as a reduction of additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity. In situations where distributions and losses otherwise allocable to a partner’s minority interest balance exceeds its partner’s recorded capital account, such excess amounts are charged against the Company’s interests in its Consolidated Statements of Earnings when there is no legal obligation for the partner to restore their deficit capital account, except as described above involving distributions on nonrecourse debt refinancing proceeds. If a partner has a legal obligation to repay its deficit capital account, the Company will record such amount as an investment in and advances to affiliates on its Consolidated Balance Sheets if management determines such amounts are collectible and legally enforceable (subject to a contractual obligation).
Allowance for Projects Under Development
The Company records an allowance for development project write-offs for its projects under development. Specific projects are written off against this allowance when it is determined by management that the project will not be developed. The allowance is adjusted on a quarterly basis based on the Company’s actual development project write-off history. The allowance decreased by $800,000 and $3,500,000 for the years ended January 31, 2007 and 2006, respectively and increased $900,000 for the year ended January 31, 2005. Any change in the allowance is reported in operating expenses in the Consolidated Statements of Earnings.
Acquisition of Rental Properties
Upon acquisition of rental property, the Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income (or rental expense for ground leases in which the Company is the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. The Company estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN No. 47 “Accounting for Conditional Asset Retirement Obligations,” and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
Characteristics considered by the Company in allocating value to its tenant relationships include the nature and extent of the Company’s business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods.
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.
Cash and Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.
Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged. Cash flows from derivatives not designated as cash flow or fair value hedges are generally classified in the investing section in our consolidated statements of cash flows.
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
Historic Tax Credit Entities
The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic rehabilitation tax credits on qualifying expenditures under section 47 of the Internal Revenue Code of 1986 as well as various state credit programs. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into these investments, they are entitled to substantially all of the benefits derived from the historic tax credit, but generally have no material interest in the underlying economics of the properties. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. Due to the economic structure, the Company has consolidated each of these properties in its consolidated financial statements, and has reflected the investors’ contribution as a liability in its Consolidated Balance Sheets. The Company guarantees the financial investor that in the event of a subsequent

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. Within the Company’s consolidated financial statements, the Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 5 years. During the year ended January 31, 2007, the Company recognized income related to federal and state tax credits of $12,681,000 and $13,038,000, respectively, which were recorded in interest and other income in our Consolidated Statements of Earnings.
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
Other Assets
Included in other assets are costs incurred in connection with obtaining financings which are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the life of the related debt. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized using the straight-line method over the lives of the related leases.
Investments in securities classified as available-for-sale are reflected in other assets at market value with the unrealized gains or losses reflected as accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity. Unrealized gains or losses were not material for the three years ending January 31, 2007, 2006 and 2005.
Intangible Assets – Upon an acquisition of a business, the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets that are determined to have finite lives which are based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
Included with the Nets, an investment accounted for by the Company on the equity method of accounting, is the Company’s share of approximately $55,615,000 and $64,252,000 (net of accumulated amortization of $20,919,000 and $12,282,000) of intangible assets for the years ended January 31, 2007 and 2006, respectively, consisting primarily of the fair value of the franchise asset, players’ contracts and the arena lease that were acquired in connection with the team in August 2004. With exception of the franchise asset, which the management of the Nets has determined is an indefinite-lived intangible asset, such intangibles are generally amortized over their estimated useful lives, which has been determined to be five years. The amortization of these intangible assets is included as a component of the Company’s proportionate share of loss from the Nets within equity in earnings of unconsolidated entities in the Company’s Consolidated Statements of Earnings. The Company’s portion of amortization expense recorded by the Nets was $6,846,000 and $12,546,000 for the years ended January 31, 2007 and 2006, respectively.
Refer to Note D – Other Assets for additional information on intangible assets.
Capitalized Software Costs – Costs related to software developed or obtained for internal use are capitalized pursuant to Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortized using the straight-line method over their estimated useful life, which is primarily three years. The Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees incurred in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. At January 31, 2007 and 2006, the Company has capitalized $24,659,000 (net of $1,626,000 of accumulated amortization) and $13,484,000 (net of $881,000 of accumulated amortization) of software costs respectively. The increase in software costs between 2007 and 2006 primarily relates to the enterprise resource planning project the Company is currently implementing. The Company recorded $745,000, $282,000 and $220,000 of amortization expense related to capitalized software for the years ended January 31, 2007, 2006 and 2005, respectively. During the year ended January 31, 2006, following consolidations in the software industry, the Company modified its implementation plan involving an enterprise resource planning project resulting in an impairment charge of $3,162,000, which is recorded within operating expenses in our 2005 Consolidated Statements of Earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Accounting for Derivative Instruments and Hedging Activities
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to five years. The Company does not have any Treasury options outstanding at January 31, 2007.
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
Derivatives are reported in the Consolidated Balance Sheets at their fair value. On the date that the Company enters into a derivative contract, it typically designates the derivative as a hedge of a forecasted transaction or the variability of cash flows that are to be paid in connection with a recognized or forecasted liability (a “cash flow hedge”), or to convert certain fixed-rate long-term debt to variable-rate debt (a “fair value hedge”). The effective portion of the change in fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income (“OCI”) until earnings are affected by the variability of cash flows of the hedged transaction. The ineffective portion of all hedges is immediately recognized in the Consolidated Statements of Earnings.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated OCI and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses, or a portion of the gains and losses, that were accumulated in OCI will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will report the derivative at its fair value in the Consolidated Balance Sheets, immediately recognizing changes in the fair value in the Consolidated Statements of Earnings.
For the year ended January 31, 2007, the Company recorded interest expense of approximately $54,000 in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. For the years ended January 31, 2006 and 2005, the Company recorded interest income of approximately $25,000 and $1,064,000, respectively,

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was not material. The amount of net derivative losses reclassified into earnings from OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $543,000, $218,000 and $-0- for the years ended January 31, 2007, 2006 and 2005, respectively. As of January 31, 2007, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as interest income of approximately $306,000, net of tax.
During 2006, the Company executed a notional amount of $883,045,000 of 10-year forward swaps at an average rate of 5.72% to protect it against interest rate fluctuations on forecasted financings on consolidated properties that are anticipated to occur over the next three years. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swaps attributed to that financing. To the extent effective, the receipt or payment of cash at termination will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing. As these 10-year forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, the Company’s portion of the unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. During 2006, a notional amount of $92,500,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the financing.
During 2006, the Company also executed $270,000,000 of 10-year forward swaps at an average rate of 5.87% to hedge the interest rate risk associated with its proportionate share of nonrecourse mortgage debt for two properties accounted for under the equity method of accounting. Under the provisions of SFAS No. 133, the Company cannot designate these swaps as cash flow hedges as they relate to unconsolidated properties. Therefore, the change in the fair value of these swaps was marked to market through earnings on a quarterly basis. During 2006, a notional amount of $150,000,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the financing.
For year ended January 31, 2007, the Company recorded $9,386,000 of interest expense related to its 10-year forward swaps in its Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the Bond Market Association (“BMA”) rate. Additionally, the Company and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At January 31, 2007, the aggregate notional amount of TRS in which the Company and/or the Joint Ventures have an interest is $390,853,000. The fair value of such contracts is immaterial at January 31, 2007 and 2006. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
In addition, in May 2004 Stapleton Land, LLC entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the Other Financing Arrangements section of Note I). Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust. This purchase obligation and related fee have been accounted for as a derivative with changes in fair value recorded through earnings. The fair value at January 31, 2007 and 2006 of approximately $15,090,000 and $7,244,000, respectively, is recorded in other assets in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximates the current market. The carrying amount of the Company’s total fixed-rate debt at January 31, 2007 was $4,596,867,000 compared to an estimated fair value of $4,575,165,000.
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At January 31, 2007 and 2006, interest rate caps were reported at fair value of approximately $2,372,000 and $2,454,000, respectively, in other assets in the Consolidated Balance Sheets. At January 31, 2007, interest rate swap agreements, which had a negative fair value of $21,961,000 (which includes the 10-year forward swaps), were included in accounts payable and accrued expenses in the Consolidated Balance Sheet. At January 31, 2007 and 2006, interest rate swap agreements, which

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
had a positive fair value of $6,059,000 and $7,887,000, respectively, were included in other assets in the Consolidated Balance Sheets. Included in the fair value of the interest rate swap agreements is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The fair value of the TRS at January 31, 2007 and 2006 was approximately $255,000 and $1,100,000, respectively.
Other Comprehensive Income (Loss)
Net unrealized gains or losses on securities are included in accumulated OCI and represent the difference between the market value of investments in unaffiliated companies that are available-for-sale at the balance sheet date and the Company’s cost. Also included in accumulated OCI is the Company’s portion of the unrealized gains and losses on the effective portions of derivative instruments designated and qualifying as cash flow hedges. The amount of income tax (benefit) expense related to OCI was $(9,237,000), $141,000 and $(5,397,000) for the years ended January 31, 2007, 2006 and 2005, respectively.
The following table summarizes the components of accumulated OCI included within the Company’s Consolidated Balance Sheets, net of tax and minority interest.

	January 31,
	2007	2006	2005
	(in thousands)
Unrealized gains on securities	$171	$270	$213
Unrealized losses on interest rate contracts	(14,839)	(47)	(8,463)

Accumulated Other Comprehensive (Loss) Income	$(14,668)	$223	$(8,250)

Income Taxes
Deferred tax assets and liabilities reflect the tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities at year end. The Company has recognized the benefits of its tax loss carryforward and general business tax credits which it expects to use as a reduction of the deferred tax expense.
Stock-Based Compensation
On February 1, 2006, the Company adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”) which, among other things, requires the recognition of stock option costs at its estimated fair value. The Company elected to use the modified prospective application method which requires the provisions of SFAS No. 123(R) to be applied to unvested awards outstanding at the date of adoption and all new awards. The Company recognizes compensation costs for its stock option and restricted stock awards over the requisite service period using the straight-line attribution method. The current 1994 Stock Plan (the “Plan”), as amended, which covers awards granted in 2006, permits the acceleration of vesting upon the retirement of a grantee who retires on or after reaching the prescribed retirement age, as defined in the Plan. The cost of an award subject to this retirement provision is recognized immediately for grantees that are retirement eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant which the individual reaches retirement age. This retirement provision did not apply to awards granted prior to 2006. The Company recognized $1,170,000 of compensation expense related to stock-based compensation awards that were granted during 2006 to retirement eligible grantees.
As a result of adopting SFAS No. 123(R) on February 1, 2006, the Company’s earnings before income taxes, earnings from continuing operations and net earnings were lower for the year ended January 31, 2007 by $4,738,000, $3,469,000 and $3,469,000, respectively, and basic and diluted earnings per share were lower by $.04 and $.03, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
During the year ended January 31, 2007, the Company recognized stock-based compensation costs of $12,064,000. Prior to adoption of SFAS No. 123(R), the Company did not capitalize stock-based compensation costs. The composition of the stock-based compensation costs, the amount charged to operating expenses and the amount capitalized into the basis of qualifying real estate projects under development are as follows:

				Deferred
				Income Tax
	Operating			Benefit
	Expense	Capitalized	Total	Recognized
	(in thousands)
Stock Option Costs	$4,738	$2,949	$7,687	$1,269	(1)
Restricted Stock Costs	3,419	958	4,377	1,321

	$8,157	$3,907	$12,064	$2,590

(1)	The Company grants incentive stock awards to certain of its employees, which do not provide the Company with a tax deduction, unless a disqualifying disposition occurs. In the event of a disqualifying disposition, a deferred tax benefit is recognized in the period in which the event occurs.
Prior to February 1, 2006, the Company followed the provisions of APB No. 25, and related interpretations. As such, stock-based compensation was measured using the intrinsic value method, that is, the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the employee is required to pay for the stock. None of the stock option awards were expensed under APB No. 25 because their intrinsic value was zero at the date of grant. The restricted stock awards were expensed under APB No. 25 because their intrinsic value was equal to the fair market value of the stock at the date of grant. The amount of stock-based compensation costs recognized in operating expenses for restricted stock awards under APB No. 25 was $1,793,000 and $1,832,000 and the related deferred income tax benefit was $693,000 and $725,000 for the years ended January 31, 2006 and 2005, respectively.
The following table shows the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options in the prior years:

	Years Ended January 31,
	2006	2005
Net earnings (in thousands)
As reported	$83,519	$85,206
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax	(2,925)	(3,303)

Pro forma	$80,594	$81,903

Basic earnings per share
As reported	$.83	$.85
Pro forma	$.80	$.82
Diluted earnings per share
As reported	$.81	$.84
Pro forma	$.79	$.80
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from exercises of stock options and vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows. The Company does not record an excess deduction on exercises of stock options until such deduction reduces taxes payable computed on a with and without basis. There were no excess tax benefits recorded during 2006 under SFAS No. 123(R). In addition, upon adoption of SFAS 123(R), the unearned compensation costs of $4,151,000 relating to 258,750 shares of unvested restricted stock at January 31, 2006, which was reported as a reduction of shareholders’ equity at January 31, 2006 under APB No. 25, was eliminated against common stock and additional paid-in capital.
See Note O — Stock-Based Compensation for additional disclosures relating to stock-based compensation.

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
Earnings Per Share
Earnings per share (“EPS”) has been computed under the provisions of SFAS No. 128 “Earnings Per Share”. Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB 128”, the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Companies (“FCRC”) portfolio in November 2006 (see Note U – Class A Common Units), which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities and therefore are included in the computation of basic and diluted earnings per share to the extent the Class A units would participate in the Company’s undistributed earnings and if the effect of applying the if-converted method is dilutive.
New Accounting Standards
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized as they occur. SFAS No. 159 permits the fair value option on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 159 will have on its consolidated financial statements.
In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF No. 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF No. 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” EITF No. 00-19-2 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF No. 00-19-2 did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.
In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretative guidance on how the effects of uncorrected prior year misstatements should be considered when quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires registrants to quantify financial statement misstatements using both a balance sheet approach and an income statement approach and to evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have any impact on the Company’s consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN No. 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on February 1, 2007. The Company is currently assessing the impact FIN No. 48 will have on its consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that all separately recognized servicing assets and liabilities be initially measured at fair value and subsequently measured at fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s consolidated financial statements.
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
Variable Interest Entities
In January 2003, FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), was issued. In December 2003, the FASB published a revision of the interpretation FIN No. 46 (R) to clarify some of the provisions of FIN No. 46 and to exempt certain entities from its requirements. The objective of this interpretation is to provide guidance on how to identify a VIE and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE are to be included in the consolidated financial statements. A company that holds a variable interest in a VIE consolidates the entity if the company’s interest is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN No. 46 (R) also requires additional disclosures by primary beneficiaries and other significant variable interest holders.
The Company implemented FIN No. 46 (R) on February 1, 2004. Previously, the Company adopted the consolidation requirements for VIEs created after January 31, 2003 and the disclosure provisions of the interpretation that were effective upon issuance. As a result, the Company determined that it is the primary beneficiary of 25 previously unconsolidated VIEs representing 14 properties (19 VIEs representing 8 properties in Residential Group, 5 VIEs/properties in Commercial Group, and 1 VIE/property in Land Development Group). Of these 25 VIEs, 14 VIEs representing 13 properties (9 VIEs representing 8 properties in Residential Group, 4 VIEs/properties in Commercial Group, and 1 VIE/property in Land Development Group) that were previously accounted for using the equity method of accounting have been fully consolidated. The remaining 11 VIEs representing 1 property (10 VIEs in Residential Group and 1 VIE/property in Commercial Group) that were previously accounted for using the cost method of accounting have also been fully consolidated.
In addition, 5 properties in the Residential Group, which were determined to be VIEs, have been deconsolidated because the Company is not considered the primary beneficiary of these properties. Although the Company is an equity investor in these properties, it lacks certain decision-making authority. Specifically, these properties are part of government sponsored housing programs that are administered by the U.S. Department of Housing and Urban Development (“HUD”). The Company

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
determined through a review of the contractual agreements for these government sponsored programs that the decision- making rights of HUD, a non-equity investor, are restrictive rights that have a significant impact on these 5 properties. The Company determined that HUD is the primary beneficiary of these VIEs because it is most closely associated with the VIEs. The VIEs’ activities include providing affordable housing for those individuals that qualify as low-income individuals; which is also HUD’s primary goal, mission, or purpose. Consistent with the provisions of FIN No. 46 (R), the Company does not consider the activities of these VIEs significant as they only have a de minimus effect on all the principal captions in the Consolidated Balance Sheets.
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
Upon implementation of FIN No. 46 (R) on February 1, 2004, the Company determined that it held variable interests in 39 other VIEs representing 39 properties (38 in Residential Group and 1 in Land Development Group) for which it is not the primary beneficiary. Of the 38 Residential entities, 5 that were previously consolidated have been subsequently deconsolidated as disclosed above in accordance with the provisions of FIN No. 46 (R). The Company is involved with these unconsolidated VIEs as an equity holder, lender, management agent, or through other contractual relationships. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs was limited to its recorded investments in those VIEs totaling approximately $25,000,000 at February 1, 2004, which are recorded as investments in and advances to affiliates. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R).
As of January 31, 2007, the Company determined that it is the primary beneficiary of 33 VIEs representing 19 properties (19 VIEs representing 8 properties in Residential Group, 12 VIEs representing 9 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). As of January 31, 2007, the Company held variable interests in 44 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $67,000,000 at January 31, 2007. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living apartments and land development.
The total assets, nonrecourse mortgage debt, total liabilities and minority interest of VIEs consolidated due to the implementation of FIN No. 46 (R) for which the Company is the primary beneficiary (net of the 5 deconsolidated properties) are as follows:

	January 31,
	2007	2006
	(in thousands)
Total assets	$960,000	$940,000
Nonrecourse mortgage debt	$849,000	$839,000
Total liabilities (including nonrecourse mortgage debt)	$918,000	$900,000
Minority interest	$42,000	$40,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see Note H – Senior and Subordinated Debt) as of January 31, 2007.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
B. Notes and Accounts Receivable, Net
The components of notes and accounts receivable, net are as follows.

	January 31,
	2007	2006
	(in thousands)
Straight-line rent from tenants	$124,525	$98,804
Receivables from tenants	29,755	42,637
Stapleton advances (see below)	14,699	3,883
Other notes receivables	45,812	30,013
Other accounts receivables	85,441	100,949

	300,232	276,286

Allowance for doubtful accounts and notes receivable	(12,617)	(11,022)

Notes and Accounts Receivable, Net	$287,615	$265,264

Weighted average interest rate on notes receivable	5.07%	6.71%

Notes receivable due within one year	$13,671	$2,529
Stapleton Advances
Stapleton Land, LLC has made certain advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure. The advances are subordinate to the District’s senior and subordinated bonds (See Note I – Financing Arrangements). For the years ended January 31, 2007 and 2006, Stapleton Land, LLC had advances outstanding of $14,699,000 and $3,883,000, respectively, included in other receivables in the Company’s Consolidated Balance Sheets. The Company recorded approximately $753,000 and $1,201,000 of interest income related to these advances in the Consolidated Statements of Earnings, for the years ended January 31, 2007 and 2006, respectively. The Company believes the amount outstanding as of January 31, 2007 is fully collectible.
C. Investments in and Advances to Affiliates
Included in investments in and advances to affiliates are unconsolidated investments in entities which the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to partners and other affiliates.
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	January 31,
	2007	2006
	(in thousands)
Members’ and partners’ equity as below	$592,681	$564,280
Equity of other members and partners	496,971	409,035

Company’s investment in partnerships	95,710	155,245
Advances to and on behalf of other affiliates (1)	238,072	206,697

Total Investments in and Advances to Affiliates	$333,782	$361,942

(1)	As is customary within the real estate industry, the Company invests in certain projects through joint ventures. The Company provides funding for certain of its partners’ equity contributions. Historically, the most significant partnership for which the Company provides funding relates to FCRC, representing the Commercial Group’s New York City operations and one unconsolidated project reported in the Residential Group. The Company consolidates the majority of its investments in these Commercial Group projects. The Company’s partner, Bruce C. Ratner, is the President and Chief Executive Officer of FCRC and is the cousin to five executive officers of the Company. The FCRC portfolio became a wholly-owned subsidiary of the Company upon the issuance of the Class A Common Units in exchange for Bruce C. Ratner’s minority interests. At January 31, 2007 and 2006, amounts advanced for projects on behalf of this partner were $0 and $38,817, respectively, of the $238,072 and $206,697 presented above for “Advances to and on behalf of other affiliates.” These advances entitled the Company to a preferred return on and of the outstanding balances, which are payable solely from cash flows of each respective property, as well as a deficit restoration obligation provided by the partner. These advances were repaid upon the issuance of the Class A Common Units on November 8, 2006 (See Footnote U – Class A Common Units).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)
Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	January 31,
	2007	2006
	(in thousands)
Balance Sheet:
Completed rental properties	$2,697,454	$1,946,922
Projects under development	777,419	854,316
Land held for development or sale	160,296	181,315
Accumulated depreciation	(554,910)	(529,501)
Restricted cash (2)	1,432,636	317,850
Other assets	526,142	469,676

Total assets	$5,039,037	$3,240,578

Mortgage debt, nonrecourse (2)	$3,834,085	$2,145,146
Other liabilities	612,271	531,152
Members’ and partners’ equity	592,681	564,280

Total Liabilities and Members’/Partners’ Equity	$5,039,037	$3,240,578

(2)	The increase in restricted cash and nonrecourse debt is primarily related to bond proceeds held in escrow related to Phase 2 and Phase 3 of development at Ohana Military Communities.

	(Combined 100%)
	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Operations:
Revenues	$797,745	$686,455	$504,019
Operating expenses	(547,825)	(425,308)	(308,141)
Interest expense including early extinguishment of debt	(145,755)	(119,470)	(98,137)
Provision for decline in real estate	(900)	—	—
Depreciation and amortization	(110,587)	(112,312)	(73,933)
Interest income	23,879	9,472	3,162

Earnings from continuing operations	16,557	38,837	26,970

Discontinued operations:
Gain on disposition of rental properties (3)	15,325	85,802	61,427
Operating earnings (loss) from rental properties	4	(206)	4,446

	15,329	85,596	65,873

Net Earnings (pre-tax)	$31,886	$124,433	$92,843

Company’s portion of net earnings (pre-tax)	$48,542	$55,201	$54,392

(3)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

		(Combined 100%)
		Years Ended January 31,
		2007	2006	2005
		(in thousands)
Midtown Plaza (Specialty Retail Center)	(Parma, Ohio)	$15,325	$—	$—
Showcase (Specialty Retail Center)	(Las Vegas, Nevada)	—	71,005	—
Colony Place (Apartments)	(Fort Myers, Florida)	—	10,703	—
Flower Park Plaza (Apartments)	(Santa Ana, California)	—	4,094	—
Chapel Hill Mall (Regional Malls)	(Akron, Ohio)	—	—	56,455
Manhattan Town Center Mall (Regional Malls)	(Manhattan, Kansas)	—	—	3,141
Chapel Hill Suburban (Specialty Retail Center)	(Akron, Ohio)	—	—	1,831

Total gain on disposition of equity method rental properties		$15,325	$85,802	$61,427

Company’s portion of gain on disposition of equity method rental properties		$7,662	$21,023	$31,996

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

	January 31,
	2007	2006
	(in thousands)
Deferred costs, net (1)	$464,693	$365,471
Prepaid expenses	205,545	144,134

	$670,238	$509,605

(1)	Included in deferred costs, net is $57,653 (net of accumulated amortization of $2,034) of intangible assets that were recorded in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the FCRC Portfolio (see Note U — Class A Common Units). These intangible assets consist of lease-in-place values, tenant relationships and leasing commissions. During the year ended January 31, 2007, the Company recorded $2,034 of amortization expense related to these intangible assets. The lease-in-place values and leasing commissions cost are generally being amortized over approximately 1 month to 28 years, which represents the remaining lease term. The tenant relationships are generally being amortized over approximately 5 to 33 years, which generally represents the expected life of the tenant relationship. The estimated aggregate amortization expense is $6,064, $5,368, $5,133, $4,848 and $4,490 for the years ended January 31, 2008, 2009, 2010, 2011 and 2012, respectively.
E. Mortgage Debt, Nonrecourse
Nonrecourse mortgage debt, which is collateralized solely by completed rental properties, projects under development and undeveloped land, was as follows:
January 31, 2007

		Development		Total
	Operating	and Land		Weighted
	Properties	Projects	Total	Average Rate
	(dollars in thousands)
Fixed (2)	$3,694,323	$36,044	$3,730,367	6.17%
Variable(1)
Taxable	410,987	459,144	870,131	6.84%
Tax-Exempt	647,413	90,461	737,874	4.52%

	$4,752,723	$585,649	$5,338,372	6.05%

Commitment from lenders		$1,123,993

January 31, 2006

		Development		Total
	Operating	and Land		Weighted
	Properties	Projects	Total	Average Rate
	(dollars in thousands)
Fixed(2)	$3,614,034	$35,296	$3,649,330	6.25%
Variable
Taxable	494,079	184,517	678,596	6.40%
Tax-Exempt	513,506	318,000	831,506	4.47%

	$4,621,619	$537,813	$5,159,432	5.98%

Commitment from lenders		$816,403

(1)	Taxable variable-rate debt of $870,131 and a portion of tax-exempt variable-rate debt of $737,874 as of January 31, 2007 is protected with swaps and caps described below.

(2)	Fixed-rate debt of $3,730,367 and $3,649,330 as of January 31, 2007 and 2006, respectively, includes $95,065 and $103,423 of Urban Development Action Grants (“UDAGs”) at 2.07% and 1.69%, respectively.
The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E. Mortgage Debt, Nonrecourse (continued)
To mitigate short-term variable-interest rate risk, the Company has purchased interest rate hedges for its mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps (1)
		Average		Average
Period Covered	Amount	Base Rate	Amount	Base Rate
	(dollars in thousands)
02/01/07-02/01/08(2)	$977,609	6.06%	$350,878	4.72%
02/01/08-02/01/09	1,056,089	7.19	49,690	4.54
02/01/09-02/01/10	91,354	5.20	48,432	4.54
02/01/10-02/01/11	73,500	5.00	47,081	4.54

(1)	Excludes the 10-year forward swaps discussed below.

(2)	These LIBOR-based hedges as of February 1, 2007 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2008.
Tax-Exempt (Priced off of Bond Municipal Association (“BMA”) Index)

	Caps
		Average
Period Covered	Amount	Base Rate
	(dollars in thousands)
02/01/07-02/01/08	$266,558	5.83%
02/01/08-02/01/09	208,510	5.92
02/01/09-02/01/10	147,200	6.00
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. The Company currently intends to convert a significant portion of its committed variable-rate debt to fixed-rate debt. In order to protect against significant increases in long-term interest rates, the Company entered into a number of 10-year forward swaps. During 2006, the Company executed a notional amount of $883,045,000 of 10-year forward swaps at an average rate of 5.72% to protect the Company against interest rate fluctuations on forecasted financings on fully consolidated properties that are anticipated to occur over the next three years. At the time the Company secures and locks an interest rate on an anticipated financing, it is the Company’s intention to simultaneously terminate the forward swaps attributed to that financing. The receipt or payment of cash at termination will be recorded in other accumulated comprehensive income and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing. During 2006, a notional amount of $92,500,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the financing.
During 2006, the Company also executed $270,000,000 of 10-year forward swaps at an average rate of 5.87% to hedge the interest rate risk associated with its proportionate share of nonrecourse mortgage debt for two properties accounted for under the equity method of accounting. Under the provisions of SFAS No. 133, the Company cannot designate these swaps as cash flow hedges because they relate to unconsolidated properties. Therefore, the change in the fair value of these swaps must be marked to market through earnings on a quarterly basis. During 2006, $150,000,000 of the forward swaps included in the figure above were terminated in conjunction with the locking of the interest rate on the anticipated financing.
The Company is engaged in discussions with its current lenders, and is actively working to extend and/or refinance maturing mortgage debt. As of January 31, 2007, the composition of mortgage debt maturities including scheduled amortization and balloon payments is as follows:
Mortgage Debt Nonrecourse Table

	Total	Scheduled
Fiscal Years Ending January 31,	Maturities	Amortization	Balloons
	(in thousands)
2008	$801,879	$82,845	$719,034
2009	$469,426	$77,052	$392,374
2010	$585,759	$73,627	$512,132
2011	$287,082	$76,199	$210,883
2012	$378,202	$75,013	$303,189

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E. Mortgage Debt, Nonrecourse (continued)
The following table summarizes interest incurred and paid on mortgage debt, nonrecourse.

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Interest incurred	$324,782	$278,693	$230,048
Interest incurred from discontinued operations	$9,501	$23,334	$30,203
Interest paid	$337,518	$295,066	$249,017
F. Notes Payable
Notes payable, composed of notes due to lenders other than banks are primarily nonrecourse to the Company and relate to various financing arrangements for our partnerships. The outstanding Notes Payable balance at January 31, 2007 and 2006, are $96,127,000 and $73,823,000, respectively. The weighted average interest rate at January 31, 2007 and 2006 are 5.39% and 5.30%, respectively. These notes payable mature between 2007 and 2054. The estimated payments are as follows for the next five years: $80,214,000 in 2007, $10,903,000 in 2008, $289,000 in 2009, $96,000 in 2010, and $102,000 in 2011.
The following table summarizes interest incurred and paid on notes payable:

	Years Ended January 31,
	2007	2006	2005
	(in thousands)

Interest incurred	$4,224	$1,480	$2,117
Interest incurred from discontinued operations	$957	$2,433	$2,639
Interest paid	$3,928	$5,097	$7,866
G. Bank Revolving Credit Facility
The bank revolving credit facility as amended June 30, 2006 provides, among other things, for 1) an increase of $150,000,000 in available borrowings up to $600,000,000; 2) at the Company’s election, interest rates of 1.75% over the London Interbank Offered Rate (“LIBOR”) or 1/2% over the prime rate (the Company generally elects LIBOR); 3) a maturity date of March 2009; 4) maintenance of debt service coverage ratios and specified levels of net worth (as defined in the credit facility); 5) dividend and stock repurchase limitation of $40,000,000 per annual period; and 6) the ability to use up to $100,000,000 of available borrowings for letters of credit or surety bonds. On October 3, 2006, the bank revolving credit facility was further amended to provide the Company the ability to repurchase shares of outstanding Class A common stock using proceeds from the issuance of the 3.625% Puttable Equity-Linked Senior Notes (see Note H — Senior and Subordinated Debt) in an aggregate amount not to exceed $50,000,000. There were $72,324,000 and $67,071,000 in letters of credit and $-0- in surety bonds outstanding at January 31, 2007 and 2006, respectively.
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
At January 31, 2007, retained earnings of $19,462,000 were available for payment of dividends. Under the amended credit facility, this limitation will be reset each March 22 to $40,000,000.
The outstanding balance of the revolving credit facility was $-0- and $82,500,000 at January 31, 2007 and 2006, respectively.
Interest incurred and paid on the bank revolving credit facility was as follows:

	Years Ended January 31,
	2007	2006	2005
	(in thousands)

Interest incurred	$6,676	$3,688	$4,906
Interest paid	$7,867	$3,746	$5,164

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following:

	January 31,
	2007	2006
	(in thousands)

3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500	$—

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	837,500	550,000

Subordinated Debt:
Redevelopment Bonds due 2010	20,400	20,400
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	49,400	49,400

Total Senior and Subordinated Debt	$886,900	$599,400

Puttable Equity-Linked Senior Notes
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of approximately $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of the Company’s Class A common stock, to repay the outstanding balance of $190,000,000 under the bank revolving credit facility (see Note G — Bank Revolving Credit Facility) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007. The Company may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
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
If a note is put to the Company, a holder would receive (i) cash equal to the lesser of the principal amount of the note or the put value and (ii) to the extent the put value exceeds the principal amount of the note, shares of the Company’s Class A common stock, cash, or a combination of Class A common stock and cash, at the Company’s option. The initial put value rate will be 15.0631 shares of Class A common stock per $1,000 principal amount of notes (equivalent to a put value price of $66.39 per share of Class A common stock). The put value rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change,” as defined, occurs prior to the maturity date, the Company will in some cases increase the put value rate for a holder that elects to put its notes.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Senior and Subordinated Debt (continued)
The Company entered into a registration rights agreement that required a shelf registration statement to be filed within 90 days and declared effective under the United States Securities Act of 1933 (“Securities Act”) within 180 days after October 10, 2006. The Company filed a shelf registration statement for the resale of the notes and the Class A common stock issuable upon the Company’s exercise of the net share settlement option under the Securities Act on January 4, 2007 and it was immediately effective due to our status as a Well-Known Seasoned Issuer. The Company will use its best efforts to keep the shelf registration statement effective until the earliest of: (1) the date all of the registrable securities have been sold pursuant to the shelf registration statement; (2) the expiration of the holding period under Rule 144(k) under the Securities Act, or any successor provision; or (3) two years from the date the shelf registration statement is declared effective. The Company refers to each of the following as an effective failure: (1) the shelf registration statement ceases to be effective, or (2) the Company suspends the use of the prospectus or the holders are otherwise prevented or restricted by the Company from effecting sales pursuant to the shelf registration statement, and either continues for more than 30 days, whether or not consecutive, in any 90-day period, or for more than 90 days, whether or not consecutive, during any 12-month period.
Upon the occurrence of an effective failure, the Company will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. The maximum potential additional amounts that could be required to be paid by the Company is approximately $2,674,000 for the two year period in which the shelf registration is required to be effective. At January 31, 2007, the Company, in accordance with FASB Statement No. 5, “Accounting for Contingencies”, has concluded that it is not probable it will be required to pay additional amounts as a result of an effective failure.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Senior and Subordinated Debt (continued)
On January 25, 2005, the Company issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering under its shelf registration statement. The proceeds from this offering (net of $4,185,000 of offering costs) were used to repay the outstanding balance under the Company’s bank revolving credit facility and for general working capital purposes. Accrued interest is payable semi-annually on February 1 and August 1, commencing on August 1, 2005. These senior notes may be redeemed by the Company, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if the Company completes one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
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
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140 and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE (see the “Variable Interest Entities” section of Note A) and the book value (which approximates amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,
	2007	2006	2005
	(in thousands)

Interest incurred	$44,896	$41,845	$31,749
Interest paid	$41,683	$36,971	$29,905

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Senior and Subordinated Debt (continued)
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, F, G and H).

	Years Ended January 31,
	2007	2006	2005
	(in thousands)

Interest incurred	$380,578	$325,706	$268,820
Interest capitalized	$(86,775)	$(66,172)	$(42,143)

Net interest expense	$293,803	$259,534	$226,677

Interest paid	$390,996	$340,880	$291,952

Interest incurred from discontinued operations	$10,458	$25,767	$32,842

I. Financing Arrangements
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
Also in August 2004, the Entity issued two types of securities, 1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATs”), which bear interest at a short-term floating rate as determined by the remarketing agent and 2) Residual Interest Tax-Exempt Securities Receipts (“RITES”), which receive the residual interest from the revenue bonds after the P-FLOAT interest and various program fees have been paid. The P-FLOATs were sold to third parties. Stapleton Land II, LLC, a consolidated affiliate of Stapleton Land, LLC, acquired the RITES for a nominal amount and provided credit enhancement to the trustor of the Entity including an initial collateral contribution of $10,000,000. During the year ended January 31, 2005, the Company contributed additional net collateral of $2,094,000. The Company consolidated the collateralized borrowing given its obligation to absorb the majority of the expected losses. The book value (which approximates amortized cost) of the P-FLOATs was reported as nonrecourse mortgage debt until terminated in July 2005. As the bonds were redeemed in July 2005, there are no balances reported for the revenue bonds or collateral at January 31, 2007 and 2006 in the Consolidated Balance Sheets and no amounts are recorded in the Consolidated Statements of Earnings for the year ended January 31, 2007 related to this collateralized borrowing. For the year ended January 31, 2006, the Company recorded $2,670,000 of interest income and $1,162,000 of interest expense related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amount, $2,588,000 is interest income on the RITES and $82,000 is interest income on the collateral. For the year ended January 31, 2005, the Company recorded $3,078,000 of interest income and $1,159,000 of interest expense related to this collateralized borrowing in the Consolidated Statements of Earnings. Of the interest income amount, $2,958,000 is interest income on the RITES and $120,000 is interest income on the collateral.
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
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000 which is recorded as restricted cash in the Consolidated Balance Sheets. For the year ended January 31, 2007, the Company recorded $1,031,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $650,000 is fee interest income and $381,000 is interest income on the collateral. For the year ended January 31, 2006, the Company recorded $516,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $362,000 is fee interest income and $154,000 is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At January 31, 2007, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
I. Financing Arrangements (continued)
fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. During 2006, the District withdrew $20,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately sold the Converted Bonds to investment banks (“Investment Banks”) and simultaneously entered into TRS with a notional amount of $20,000,000. The Company receives a fixed rate of 8.5% and pays BMA plus a spread on the TRS. The Company determined the sale of the Converted Bonds to the Investment Banks and simultaneous execution of the TRS did not surrender control, and therefore has been recorded as a secured borrowing in the Consolidated Balance Sheets. The Company has classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The fair value of the Converted Bonds was approximately $20,000,000 at January 31, 2007. For the year ended January 31, 2007, the Company recorded $508,000 of interest income and $240,000 of interest expense related to the TRS in the Consolidated Statement of Earnings.
Other Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the BMA index (fixed at 2.85% through June 1, 2007) plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”).
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $15,090,000 at January 31, 2007 and $7,244,000 at January 31, 2006 is recorded in other assets in the Consolidated Balance Sheets. For the years ended January 31, 2007, 2006 and 2005, the Company has reported interest income of $7,847,000, $6,431,000 and $813,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. (See the Accounting for Derivative Instruments and Hedging Activities section in Note A). The change in the fair value of the TRS is marked to market through earnings. The fair value of the TRS was $255,000 and $1,100,000 at January 31, 2007 and 2006, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.
J. Accounts Payable and Accrued Expenses
Included in accounts payable and accrued expenses at January 31, 2007 and 2006 are book overdrafts of approximately $25,919,000 and $22,587,000, respectively. The overdrafts are a result of the Company’s cash management program and represent checks issued but not yet presented to a bank for collection.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K. Income Taxes
The income tax provision related to continuing operations consists of the following:

	Years Ended January 31,
	2007	2006	2005
	(in thousands)
Current
Federal	$(12,951)	$773	$(10,229)
State	(477)	3,227	(689)

	(13,428)	4,000	(10,918)

Deferred
Federal	40,385	33,931	42,258
State	7,455	(12,367)	9,996

	47,840	21,564	52,254

Total provision	$34,412	$25,564	$41,336

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended January 31,
	2007	2006	2005
		(dollars in thousands)

Financial statement earnings before income taxes, after minority interest	$64,651	$90,076	$87,518

Income taxes computed at the statutory rate	$22,628	$31,527	$30,631
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	4,419	2,965	4,511
State tax rate cumulative effect	—	(9,978)	—
State net operating loss	896	(5,854)	(1,229)
General Business Credits	(1,125)	(2,084)	(992)
Valuation allowance	3,100	8,800	7,510
Charitable contributions	2,007	1,248	13
Permanent adjustments	2,029	91	360
Other items	458	(1,151)	532

Total provision	$34,412	$25,564	$41,336

Effective tax rate	53.23%	28.38%	47.23%

The components of the deferred tax provision for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$15,547	$28,326	$27,597
Costs on land and rental properties under development expensed for tax purposes	15,722	(1,599)	24,206
Revenues and expenses recognized in different periods for tax and financial statement purposes	4,965	7,389	(29,693)
Difference between tax and financial statements related to unconsolidated entities	(13,695)	5,993	20,728
Provision for decline in real estate	(813)	(2,255)	—
Deferred state taxes, net of federal benefit	9,729	(977)	7,428
Utilization of (addition to) tax loss carryforward excluding effect of stock options	15,182	(15,003)	(6,109)
State tax rate cumulative effect	—	(9,978)	—
Valuation allowance	3,100	8,800	7,510
General Business Credits	(1,125)	(2,734)	(810)
Alternative Minimum Tax credits	(772)	3,602	1,397

Deferred provision	$47,840	$21,564	$52,254

See Note S for disclosure of income taxes for discontinued operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K. Income Taxes (continued)
The components of the deferred income tax liability are as follows.

	January 31,
	Temporary Differences		Deferred Tax
	2007	2006	2007	2006
		(in thousands)
Depreciation	$353,418	$306,690	$136,561	$118,505
Capitalized costs (1)	527,972	539,022	204,008	208,278
Tax loss carryforward	(67,309)	(110,229)	(23,558)	(38,580)
State loss carryforward, net of federal benefit	—	—	(18,730)	(17,888)
Valuation allowance	—	—	30,914	29,049
Federal tax credits and other carryforwards	—	—	(52,416)	(49,584)
Other comprehensive income (loss)	(23,905)	364	(9,237)	141
Basis in unconsolidated entities	227,209	210,017	87,794	81,150
Other (1)	282,106	88,662	130,993	56,717

Total	$1,299,491	$1,034,526	$486,329	$387,788

(1)	Additions to capitalized costs and other during the year ended January 31, 2007 and 2006 include $248,047 and $73,556, respectively, related to replacement property of tax-deferred exchanges (see Note S).
Income taxes (refunded) paid were $(1,429,000), $(8,170,000) and $4,582,000 for the years ended January 31, 2007, 2006 and 2005, respectively. At January 31, 2007, the Company had a federal net operating loss carryforward of $90,825,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2027, a charitable contribution deduction carryforward of $37,942,000 that will expire in the years ending January 31, 2008 through January 31, 2012, General Business Credit carryovers of $12,865,000 that will expire in the years ending January 31, 2008 through January 31, 2027, and an alternative minimum tax (“AMT”) credit carryforward of $27,067,000 that is available until used to reduce Federal tax to the AMT amount. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions because management believes at this time it is more likely than not that the Company will not realize these benefits. The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position.
The Company applies the “with-and-without” methodology for computing its tax benefit on exercised stock options. The carryforwards reported in the preceding paragraph reflect the amounts that will be presented on the January 31, 2007 tax return and include a stock option deduction of $26,129,000. Under the “with and without” approach, no current income tax benefit from the exercise of stock options is recorded by the Company until it has utilized its existing net operating losses. Accordingly, the Company has not recorded a net deferred tax asset of approximately $7,797,000 from the exercise of stock options.
The components of the net deferred tax liability are as follows:

	At January 31,
	2007	2006
	(in thousands)

Deferred tax liabilities	$1,211,335	$965,327

Deferred tax assets	755,920	606,588
Less: valuation allowance (1)	(30,914)	(29,049)

	725,006	577,539

Net deferred tax liability	$486,329	$387,788

(1)	The valuation allowance is related to state taxes, general business credits and charitable contributions.

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

		January 31,		Years Ended January 31,
		2007	2006	2007	2006	2005
		Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group		$6,346,155	$5,357,159	$834,638	$704,060	$530,809
Residential Group		2,032,617	2,161,902	152,556	269,307	309,522
Land Development Group		371,729	229,914	28,365	2,514	335
The Nets		7,999	19,236	—	—	—
Corporate Activities		223,104	222,130	511	2,694	10,157
Other (1)		—	—	—	—	2,705

		$8,981,604	$7,990,341	$1,016,070	$978,575	$853,528

	Years Ended January 31,			Years Ended January 31,
	2007	2006	2005	2007	2006	2005
	Revenues from Real Estate Operations			Operating Expenses

Commercial Group	$753,148	$698,399	$646,343	$401,027	$340,642	$308,986
Commercial Group Land Sales	58,167	125,938	11,410	27,106	65,675	10,078
Residential Group	240,290	196,266	174,545	164,496	137,078	115,381
Land Development Group	117,230	107,869	92,657	75,107	64,463	55,126
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	4	41,607	36,907	33,952

	$1,168,835	$1,128,472	$924,959	$709,343	$644,765	$523,523

	Years Ended January 31,			Years Ended January 31,			Years Ended January 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	Interest and Other Income			Interest Expense			Depreciation and Amortization Expense

Commercial Group	$8,019	$4,415	$4,818	$178,200	$166,391	$150,985	$128,953	$120,067	$108,712
Residential Group	33,663	3,842	3,435	58,642	40,534	32,736	50,427	43,015	34,237
Land Development Group	18,179	17,716	34,475	8,875	7,606	7,161	284	251	122
The Nets	—	—	—	—	—	—	—	—	—
Corporate Activities	1,876	1,800	248	48,086	45,003	35,795	1,465	1,064	1,010

	$61,737	$27,773	$42,976	$293,803	$259,534	$226,677	$181,129	$164,397	$144,081

	Years Ended January 31,			Years Ended January 31,
	2007	2006	2005	2007	2006	2005
	Earnings Before Income Taxes			Earnings Before Depreciation,
	(EBIT)(2)			Amortization & Deferred Taxes (EBDT)

Commercial Group	$91,455	$136,051	$80,926	$212,236	$229,872	$182,483
Gain on disposition of equity method properties	7,662	13,145	31,996	—	—	—
Provision for decline in real estate	(1,923)	(1,500)	—	—	—	—
Provision for decline in real estate recorded on equity method	(400)	(704)	—	—	—	—
Residential Group	(2,972)	(17,370)	333	75,385	53,404	68,091
Gain on disposition of equity method properties	—	7,878	—	—	—	—
Provision for decline in real estate	—	(4,600)	—	—	—	—
Land Development Group	90,000	94,200	80,934	62,145	59,337	42,747
Provision for decline in real estate	—	(1,774)	—	—	—	—
The Nets	(14,703)	(24,534)	(10,889)	(10,342)	(16,107)	(6,108)
Corporate Activities	(89,281)	(81,195)	(70,485)	(54,470)	(56,010)	(46,726)
Gain on disposition of other investments	—	506	438	—	—	—
Other	—	—	—	—	—	4,545

	$79,838	$120,103	$113,253	$284,954	$270,496	$245,032

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L. Segment Information (continued)
Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) to net earnings by Segment:

			Land
	Commercial	Residential	Development
Year Ended January 31, 2007	Group	Group	Group	The Nets	Corporate	Other(1)	Total

EBDT	$212,236	$75,385	$62,145	$(10,342)	$(54,470)	$—	$284,954
Depreciation and amortization – Real Estate Groups	(131,182)	(69,184)	(160)	—	—	—	(200,526)
Amortization of mortgage procurement costs – Real Estate Groups	(7,904)	(2,902)	—	—	—	—	(10,806)
Deferred taxes – Real Estate Groups	(31,796)	997	(10,448)	—	(2,660)	—	(43,907)
Straight-line rent adjustment	9,666	(12)	(3)	—	—	—	9,651
Preference payment (4)	(898)	—	—	—	—	—	(898)
Provision for decline in real estate, net of tax and minority interest	(1,180)	—	—	—	—	—	(1,180)
Gain on disposition of equity method properties, net of tax	4,700	—	—	—	—	—	4,700
Provision for decline in real estate of equity method rental properties, net of tax	(245)	—	—	—	—	—	(245)
Discontinued operations, net of tax and minority interest: (3)
Depreciation and amortization – Real Estate Groups	(3,497)	(2,722)	—	—	—	—	(6,219)
Amortization of mortgage procurement costs – Real Estate Groups	(125)	(67)	—	—	—	—	(192)
Deferred taxes – Real Estate Groups	(970)	291	—	—	—	—	(679)
Straight-line rent adjustment	(894)	—	—	—	—	—	(894)
Gain on disposition of rental properties	99,323	43,703	—	—	—	—	143,026
Gain on disposition of Lumber Group	—	—	—	—	466	—	466

Net earnings	$147,234	$45,489	$51,534	$(10,342)	$(56,664)	$—	$177,251

Year Ended January 31, 2006

EBDT	$229,872	$53,404	$59,337	$(16,107)	$(56,010)	$—	$270,496
Depreciation and amortization – Real Estate Groups	(119,633)	(55,034)	(190)	—	—	—	(174,857)
Amortization of mortgage procurement costs – Real Estate Groups	(7,440)	(2,348)	—	—	—	—	(9,788)
Deferred taxes – Real Estate Groups	(33,019)	7,825	(6,004)	—	3,958	—	(27,240)
Straight-line rent adjustment	12,780	40	15	—	—	—	12,835
Gain on disposition of rental properties and other investments, net of tax	—	—	—	—	311	—	311
Provision for decline in real estate, net of tax and minority interest	(920)	(1,960)	(1,072)	—	—	—	(3,952)
Gain on disposition recorded on equity method, net of tax	8,064	4,836	—	—	—	—	12,900
Provision for decline in real estate recorded on equity method rental properties, net of tax	(432)	—	—	—	—	—	(432)
Discontinued operations, net of tax and minority interest: (3)
Depreciation and amortization – Real Estate Groups	(10,723)	(7,135)	—	—	—	—	(17,858)
Amortization of mortgage procurement costs – Real Estate Groups	(1,609)	(181)	—	—	—	—	(1,790)
Deferred taxes – Real Estate Groups	(1,059)	(377)	—	—	—	—	(1,436)
Straight-line rent adjustment	(2,175)	—	—	—	—	—	(2,175)
Gain on disposition of rental properties	—	26,505	—	—	—	—	26,505

Net earnings	$73,706	$25,575	$52,086	$(16,107)	$(51,741)	$—	$83,519

Year Ended January 31, 2005

EBDT	$182,483	$68,091	$42,747	$(6,108)	$(46,726)	$4,545	$245,032
Depreciation and amortization – Real Estate Groups	(114,016)	(45,468)	(41)	—	—	—	(159,525)
Amortization of mortgage procurement costs – Real Estate Groups	(5,539)	(2,954)	—	—	—	—	(8,493)
Deferred taxes – Real Estate Groups	(23,679)	(10,294)	(2,532)	—	4,755	—	(31,750)
Straight-line rent adjustment	4,338	(92)	—	—	—	—	4,246
Gain on disposition of other investments, net of tax	—	—	—	—	265	—	265
Gain on disposition recorded on equity method, net of tax	19,341	—	—	—	—	—	19,341
Cumulative effect of change in accounting principle, net of tax	(477)	(10,784)	—	—	—	—	(11,261)
Discontinued operations, net of tax and minority interest: (3)
Depreciation and amortization – Real Estate Groups	(9,385)	(10,299)	—	—	—	—	(19,684)
Amortization of mortgage procurement costs – Real Estate Groups	(3,377)	(230)	—	—	—	—	(3,607)
Deferred taxes – Real Estate Groups	(1,451)	663	—	—	—	—	(788)
Straight-line rent adjustment	(964)	—	—	—	—	—	(964)
Gain on disposition of Lumber Group	—	—	—	—	—	11,501	11,501
Gain on disposition of rental properties	4,574	36,319	—	—	—	—	40,893

Net earnings	$51,848	$24,952	$40,174	$(6,108)	$(41,706)	$16,046	$85,206

(1)	Expenditures for additions to real estate, EBDT and net earnings presented under the caption “Other” relates to the Lumber Group, which was sold in November 2004 and is no longer a reportable segment.

(2)	See Consolidated Statements of Earnings on page 76 for reconciliation of EBIT to net earnings.

(3)	See Note S – Discontinued Operations starting on page 118 for more information.

(4)
The preference payment of $898,000 represents one quarter’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the FCRC portfolio. See Note U — Class A Common Units starting on page 122 for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
M. Leases
The following tables include all lease obligations of the Company.
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year.

Years Ending January 31,
(in thousands)

2008	$445,204
2009	440,891
2010	427,340
2011	406,738
2012	368,221
Later years	2,249,651

$4,338,045

Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes, utilities and operating costs which is included in revenues from real estate operations in the Consolidated Statements of Earnings. The following table summarizes total reimbursements.

Years Ending January 31,
(in thousands)

2007	$169,369
2006	$149,049
2005	$134,513
The Company as Lessee
The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases in Boston and New York City, the majority of which expire between the years 2035 and 2100, excluding optional renewal periods.
Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2007 are as follows.

Years Ending January 31,
(in thousands)

2008	$20,843
2009	19,680
2010	19,121
2011	18,564
2012	17,724
Later years	809,175

$905,107

The following table summarizes rent expense paid.

Years Ending January 31,
(in thousands)

2007	$19,929
2006	$18,034
2005	$20,979

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
As of January 31, 2007, the Company has a guaranteed loan of $1,400,000 relating to the Company’s share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This guarantee was entered into prior to January 31, 2003, and therefore, has not been recorded in the Company’s consolidated financial statements at January 31, 2007, pursuant to the provisions of FIN No. 45. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company also had outstanding letters of credit of $72,324,000 as of January 31, 2007. The maximum potential amount of future payments on the guaranteed loans and letters of credit the Company could be required to make is the total amounts noted above.
As a general partner for certain limited partnerships, the Company guaranteed the funding of operating deficits of newly-opened apartment projects for an average of five years. These guarantees were entered into prior to January 31, 2003, and therefore, have not been recorded in the Company’s consolidated financial statements at January 31, 2007, pursuant to the provisions of FIN No. 45. At January 31, 2007, the maximum potential amount of future payments on these operating deficit guarantees the Company could be required to make was approximately $2,000,000. The Company would seek to recover any amounts paid through refinancing or sales proceeds of the apartment project. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive, or the loss of allocated tax credits and tax losses. At January 31, 2007, the maximum potential payment under these tax indemnity guarantees was approximately $68,535,000. The Company believes that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company has obtained legal opinions from nationally recognized law firms supporting the validity of the tax credits. The Company does not expect to make any payments under these guarantees.
The Company’s mortgage loans are nonrecourse, however in some cases lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2007, the outstanding balance of the partners’ share of these loans was approximately $461,440,000. The Company believes the risk of payment on the carve-out guarantees is mitigated in most cases by the fact the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and insurance coverage for items such as fraud.
The Company has guaranteed the obligations of Forest City Rental Properties Corporation, or FCRPC, under the FCRPC credit agreement, dated as of March 22, 2004, as amended, among FCRPC, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent. This guaranty imposes a number of restrictive covenants on the Company, including a prohibition on certain consolidations and mergers and limitations on the amount of debt, guarantees and property liens that the Company may incur. The guaranty also requires the Company to maintain a specified minimum cash flow coverage ratio, consolidated shareholders’ equity and Earnings Before Depreciation, Amortization and Deferred Taxes, or EBDT. The Company was in compliance with the covenants under the guaranty at January 31, 2007.
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
The Company customarily guarantees lien-free completion of projects under construction. Upon completion, the guarantees are released. Additionally, the Company also provides lien-free completion guarantees on the infrastructure on the land it develops and is later sold to customers or is held for master-planned communities or mixed-use projects. At January 31, 2007, the Company has provided the following completion guarantees:

			Total
			External	Outstanding
	Total	Percent	Funding	Loan
	Costs	Completed	Sources	Balance
	(dollars in thousands)

Projects under construction	$4,008,894	46%	$3,182,812	$1,229,177
Land	$725,770	72%	$646,853	$122,059
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
On August 16, 2004, the Company purchased an ownership interest in the NBA franchise known as the Nets that is reported on the equity method of accounting. Although the Company has an ownership interest of approximately 21% in the Nets, the Company currently recognized approximately 17%, 31% and 38% of the net loss for the years ended January 31, 2007, 2006 and 2005, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. In connection with the purchase of the franchise, the Company and certain of its partners have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. The Company’s indemnity is limited to $100,000,000 and is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company has insurance coverage of approximately $100,000,000 in connection with such indemnity. The Company evaluated the indemnity guarantee in accordance with FIN No. 45 and determined that the fair value for the Company’s liability for its obligations under the guarantee was not material.
Certain of the Company’s ground leases include provisions requiring it to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003, and therefore, have not been recorded in the Company’s consolidated financial statements at January 31, 2007 in accordance with FIN No. 45. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
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
The Company is party to an agreement whereby it has issued a $40,000,000 guarantee in connection with certain environmental work at a mixed-use development project in Brooklyn, New York. As stipulated in the agreement, the guaranty expires at some point in time between six and nine years after completion of the investigative work, which occurred

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
N. Commitments and Contingencies (continued)
on July 16, 2006. The Company has recorded a liability of $2,850,000 related to this agreement for the year ended January 31, 2007, which is included in accounts payable and accrued expenses in the Consolidated Balance Sheets. The Company mitigates its exposure to loss related to this agreement through an environmental insurance policy.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. The first $4,500,000 is due in August 2007. The remaining balance is due no later than May 2009.
O. Stock-Based Compensation
The Company’s 1994 Stock Plan, as amended, (the “Plan”) permits the award of Class A stock options, restricted shares, and other equity awards to key employees and non-employee directors of the Company. The aggregate maximum number of shares that may be issued during the term of the Plan is 500,000 for restricted shares or units granted after June 21, 2005 and 11,750,000 for all types of awards. As of January 31, 2007, the total number of shares available for granting of all types of awards was 3,985,560, of which 309,000 may be restricted shares or units. The maximum annual award to an individual is 400,000 stock options or rights and 225,000 restricted shares or units. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments permitted by the Plan. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over four years. All outstanding restricted shares have graded vesting over four years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 2006 and 2005. No options were granted in 2004.

	2006	2005
Risk-free interest rate	4.89%	4.34%
Expected volatility	20.00%	22.90%
Expected dividend yield	.70%	.70%
Expected term (in years)	6.60	6.60
The risk-free interest rate was based on published yields of U.S. Treasury Strips having a maturity date approximating the expected term of the options. Expected volatility was based on the historical volatility of the Company’s stock using the daily closing prices of the Company’s Class A common stock over a period of time equivalent to the expected term of the options. The expected dividend yield was based on the Company’s recent annual dividend divided by the average price of the Company’s stock during that period. The Company used the simplified method for plain vanilla options, as provided in SAB No. 107 to compute the expected term of the options granted in 2006 and 2005.
The following table provides a summary of stock option activity for the year ended January 31, 2007:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
STOCK OPTIONS	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at January 31, 2006	3,054,148	$18.42
Granted	960,100	$46.37
Exercised	(731,074)	$13.29
Forfeited	(26,600)	$21.85

Outstanding at January 31, 2007	3,256,574	$27.78	7.0	$106,387

Options exercisable (fully vested) at January 31, 2007	889,774	$13.07	4.1	$42,156

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
O. Stock-Based Compensation (continued)
The weighted average grant-date fair value of stock options granted during 2006 and 2005 was $14.32 and $10.01, respectively. The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $30,486,000, $27,951,000 and $14,684,000, respectively. Cash received from stock options exercised during 2006, 2005 and 2004 was $9,725,000, $12,590,000 and $5,360,000, respectively. Income tax benefit realized as a reduction of income taxes payable from stock options exercised was $151,000, $178,000 and $345,000 during the year ended January 31, 2007, 2006 and 2005, respectively. At January 31, 2007, there was $14,023,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.9 years.
The following table provides a summary of restricted stock activity for the year ended January 31, 2007:

		Weighted Average
		Grant-Date
RESTRICTED STOCK	Shares	Fair Value

Unvested shares at January 31, 2006	258,750	$21.15
Granted	191,000	$46.37
Vested	(56,250)	$15.50
Forfeited	—	$—

Unvested shares at January 31, 2007	393,500	$34.20

Restricted stock represents a grant of Class A common stock to key employees subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. The restrictions generally lapse on the second, third and fourth anniversary of the date of grant. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under SFAS No. 123(R) and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the employee and the Company records the issuance of the shares. At January 31, 2007, 393,500 unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.
The total fair value of shares that vested during 2006, 2005 and 2004 was $872,000, $2,467,000 and $798,000, respectively. At January 31, 2007, there was $8,630,000 of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 2.9 years.
In connection with the vesting of restricted stock during the years ended January 31, 2007 and 2006, the Company repurchased into treasury 17,970 shares and 61,584 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $826,000 and $1,945,000, respectively.
P. Earnings Per Share
Earnings per share (“EPS”) has been computed under the provisions of SFAS No. 128 “Earnings Per Share”. Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB 128”, the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the FCRC portfolio in November 2006 (see Note U — Class A Common Units), which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common stock holders and therefore are included in the computation of basic and diluted earnings per share if the effect of applying the if-converted method is dilutive.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
P. Earnings Per Share (continued)
The following table presents the computation of EPS for the periods indicated (in thousands, except per share amounts):

		Allocable		Weighted
		Undistributed		Average
		Earnings of		Common
		Class A	Adjusted	Shares	Per
		Common	Amount	Outstanding	Common
Years Ended January 31,	Amount	Units	(Numerator)	(Denominator)	Share

2007 - Basic EPS
Earnings from continuing operations	$30,239	$(24)	$30,215		$0.30
Discontinued operations	147,012	(1,300)	145,712		1.43

Net earnings	$177,251	$(1,324)	$175,927	101,654,626	$1.73

2007 - Diluted EPS
Earnings from continuing operations	$30,239	$—	$30,239	101,654,626
Preferred distribution on Class A Common Units	551	—	551	906,876
Effect of dilutive securities (1)	—	—	—	1,893,396

Diluted earnings from continuing operations per share	30,790	—	30,790	104,454,898	$0.29

Discontinued operations	147,012	—	147,012		1.41

Diluted net earnings per share	$177,802	$—	$177,802		$1.70

			Earnings from	Weighted
			Continuing	Average
			Operations	Common Shares	Per
			(Numerator)	Outstanding	Common
Years Ended January 31,			(in thousands)	(Denominator)	Share

2006
Basic earnings per share			$64,512	101,079,578	$0.64
Effect of dilutive securities			—	1,524,354	(0.01)

Diluted earnings per share			$64,512	102,603,932	$0.63

2005
Basic earnings per share			$46,182	100,201,634	$0.46
Effect of dilutive securities			—	1,644,422	(0.01)

Diluted earnings per share			$46,182	101,846,056	$0.45

(1)
The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note H — Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will be required to issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the year ended January 31, 2007 as the Company’s stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the year ended January 31, 2007 as the Company’s stock price did not exceed the exercise price.

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
R. Dividends
The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date Declared	Date of Record	Payment Date	Amount Per Share

March 23, 2006	June 1, 2006	June 15, 2006	$0.06
June 15, 2006	September 1, 2006	September 15, 2006	$0.07
September 27, 2006	December 1, 2006	December 15, 2006	$0.07
December 14, 2006	March 1, 2007	March 15, 2007	$0.07
March 22, 2007 (1)	June 1, 2007	June 15, 2007	$0.07

(1)	Since this dividend was declared after January 31, 2007, it is not reflected in the consolidated financial statements.
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the years ended January 31, 2007, 2006 and 2005.
The following table lists the consolidated rental properties included in discontinued operations:

Square Feet/
		Number	Quarter/
		of Units	Year	Year Ended	Year Ended	Year Ended
Property	Location	(unaudited)	Disposed	1/31/2007	1/31/2006	1/31/2005

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	Yes	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	Yes	Yes	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	Yes	Yes	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	Yes	Yes	Yes
Flatbush Avenue	Brooklyn, New York	142,000 square feet	Q3-2004	—	—	Yes
Pavilion San	Jose, California	250,000 square feet	Q3-2004	—	—	Yes
Hunting Park	Philadelphia, Pennsylvania	125,000 square feet	Q2-2004	—	—	Yes

Residential Group:
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	Yes	Yes	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	Yes	Yes	Yes
Enclave	San Jose, California	637 units	Q4-2005	—	Yes	Yes
Cherrywood Village	Denver, Colorado	360 units	Q3-2005	—	Yes	Yes
Ranchstone	Denver, Colorado	368 units	Q3-2005	—	Yes	Yes
Arboretum Place	Newport News, Virginia	184 units	Q4-2004	—	—	Yes
Bridgewater	Hampton, Virginia	216 units	Q4-2004	—	—	Yes
Colony Woods	Bellevue, Washington	396 units	Q4-2004	—	—	Yes
Silver Hill	Newport News, Virginia	153 units	Q4-2004	—	—	Yes
Trellis at Lee’s Mill	Newport News, Virginia	176 units	Q4-2004	—	—	Yes
Regency Towers	Jackson, New Jersey	372 units	Q3-2004	—	—	Yes
Woodlake	Silver Spring, Maryland	534 units	Q1-2004	—	—	Yes
In addition, the Company’s Lumber Group strategic business unit was included in discontinued operations for the year ended January 31, 2005. Lumber Group was a lumber wholesaler that was sold to its employees on November 12, 2004. Also included in discontinued operations is Babin Building Centers, Inc. (“Babin”), a division of Lumber Group, which was sold in July 2004. Babin sold building materials to the new construction industry and to home remodelers.
Substantially all of the assets of the Lumber Group were sold for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price will be paid in four annual installments which commenced November 12, 2006. During the year ended January 31, 2005, the Company reported a gain on disposition of this segment of $20,920,000 ($11,501,000, net of tax) net of $1,093,000 loss related to the sale of Babin. The Company has deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain and interest income is recognized as the note receivable principal and interest are collected. During the year ended January 31, 2007, the Company received the first annual installment of $1,250,000, which includes $760,000 ($466,000, net of tax) of the deferred gain and $490,000 of interest income which is included in continuing operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
The Company considers assets as held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no properties classified as held for sale as of January 31, 2007. Summarized financial information for Hilton Times Square Hotel’s assets, liabilities and minority interest that were held for sale as of January 31, 2006 were as follows:

January 31,
2006
(in thousands)
Assets
Real estate	$101,374
Cash and equivalents	2,854
Restricted cash	2,808
Notes and accounts receivable, net	3,154
Other assets	3,030

Total Assets	$113,220

Liabilities
Mortgage debt, nonrecourse	$81,133
Notes payable	15,000
Accounts payable and accrued expenses	14,421

Total Liabilities	110,554

Minority interest	3,843

Total Liabilities and Minority Interest	$114,397

The operating results related to discontinued operations were as follows:

	Year Ended January 31,
	2007	2006	2005
	(in thousands)
Revenues	$64,816	$133,912	$247,165

Expenses
Operating expenses	44,409	93,529	190,918
Depreciation and amortization	5,580	16,973	21,278

	49,989	110,502	212,196

Interest expense	(10,458)	(25,767)	(32,842)
Amortization of mortgage procurement costs	(284)	(3,271)	(3,936)
Loss on early extinguishment of debt	—	(4,684)	(2,924)

Interest income	2,007	663	2,623
Gain on disposition of rental properties and Lumber Group (see page 120)	351,861	43,198	92,245

Earnings before income taxes	357,953	33,549	90,135

Income tax expense (benefit)
Current	15,371	(6,960)	10,919
Deferred	77,210	18,940	25,737

	92,581	11,980	36,656

Earnings before minority interest	265,372	21,569	53,479

Minority interest, net of tax
Gain on disposition of rental properties	118,009	—	3,680
Operating earnings from rental properties	351	2,562	(486)

	118,360	2,562	3,194

Net earnings from discontinued operations	$147,012	$19,007	$50,285

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
Gain on Disposition of Rental Properties and Lumber Group
The following table summarizes the gain on disposition of rental properties and Lumber Group, before tax and minority interest, for the years ended January 31, 2007, 2006 and 2005:

		Years Ended January 31,
		2007	2006	2005

		(in thousands)
Discontinued Operations:
Hilton Times Square Hotel (2)	Manhattan, New York	$135,945	$—	$—
Embassy Suites Hotel (2)	Manhattan, New York	117,606	—	—
Mount Vernon Square (Apartments) (2)	Alexandria, Virginia	63,881	—	—
Battery Park City (Retail) (2)	Manhattan, New York	25,888	—	—
Providence at Palm Harbor (Apartments) (2)	Tampa, Florida	7,342	—	—
G Street Retail (Specialty Retail Center)	Philadelphia, Pennsylvania	439	—	—
Enclave (Apartments) (2)	San Jose, California	—	33,722	—
Ranchstone (Apartments) (2)	Denver, Colorado	—	5,079	—
Cherrywood Village (Apartments) (2)	Denver, Colorado	—	4,397	—
Regency Towers (Apartments) (2)	Jackson, New Jersey	—	—	25,390
Lumber Group (1)	Portland, Oregon	760	—	20,920
Woodlake (Apartments) (2)	Silver Spring, Maryland	—	—	19,499
Bridgewater (Apartments)	Hampton, Virginia	—	—	7,161
Colony Woods (Apartments) (2)	Bellevue, Washington	—	—	5,193
Pavilion (Office Building)	San Jose, California	—	—	4,222
Trellis at Lee’s Mill (Apartments)	Newport News, Virginia	—	—	3,444
Hunting Park (Specialty Retail Center)	Philadelphia, Pennsylvania	—	—	2,176
Flatbush Avenue (Specialty Retail Center) (2)	Brooklyn, New York	—	—	2,060
Arboretum (Apartments)	Newport News, Virginia	—	—	2,047
Silver Hill (Apartments)	Newport News, Virginia	—	—	133

Total		$351,861	$43,198	$92,245

(1)	Net of $1,093 loss on the disposition of Babin Building Centers, Inc. for the year ended January 31, 2005.

(2)	The Company elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of gains on equity method investments disposed of during the years ended January 31, 2007, 2006 and 2005, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Years Ended January 31,
		2007	2006	2005

		(in thousands)

Midtown Plaza (Specialty Retail Center)	Parma, Ohio	$7,662	$—	$—
Showcase (Specialty Retail Center)	Las Vegas, Nevada	—	13,145	—
Colony Place (Apartments)	Fort Myers, Florida	—	5,352	—
Flower Park Plaza (Apartments)	Santa Ana, California	—	2,526	—
Chapel Hill Mall (Regional Mall)	Akron, Ohio	—	—	27,943
Manhattan Town Center Mall (Regional Mall)	Manhattan, Kansas	—	—	3,138
Chapel Hill Suburban (Specialty Retail Center)	Akron, Ohio	—	—	915

Total		$7,662	$21,023	$31,996

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
The Company recorded a provision for decline in real estate of $1,923,000, $7,874,000 and $-0- for the years ended January 31, 2007, 2006 and 2005, respectively. For the year ended January 31, 2007, the Company recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. For the year ended January 31, 2006, the Company recorded a provision for decline in real estate in the Land Development Group of $1,330,000 related to Rockport Square, a residential and retail development project located in Lakewood, Ohio, a provision of $256,000 related to Syracuse Village, an affordable housing community located in Denver, Colorado and a provision of $188,000 related to Kline’s Farm, a planned residential community located in Girard, Ohio. The Company also recorded a provision of $4,600,000 related to Sterling Glen of Forest Hills, a supported living Residential community located in Queens, New York and $1,500,000 related to the Ritz Carlton, a Commercial hotel located in Cleveland, Ohio. These provisions represent a write down to the estimated fair value, less cost to sell due to a change in events, such as an offer to purchase, related to the estimated future cash flows of these properties.
Loss on Early Extinguishment of Debt
For the years ended January 31, 2007, 2006 and 2005, the Company recorded $2,175,000, $5,300,000 and $4,734,000, respectively, as loss on early extinguishment of debt. For the year ended January 31, 2007, the loss primarily represents early extinguishment of a construction loan at Simi Valley Town Center, a retail center located in Simi Valley, California, in order to obtain permanent financing and the early extinguishment of other borrowings at 101 San Fernando, an apartment community located in San Jose, California. For the year ended January 31, 2006, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at One MetroTech Center and Ten MetroTech Center, office buildings located in Brooklyn, New York, and Sterling Glen of Ryebrook, a supported living residential community located in Ryebrook, New York, in order to secure more favorable financing terms. For the year ended January 31, 2005, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt in order to secure more favorable financing terms at Victoria Gardens and Mall at Stonecrest, retail centers located in Rancho Cucamonga, California and Atlanta, Georgia, respectively, and 2 Hanson Place, an office building located in Brooklyn, New York.
The following table summarizes early extinguishment of debt included in discontinued operations.

		Years Ended January 31,
		2007	2006	2005

		(in thousands)
Embassy Suites Hotel	Manhattan, New York	$—	$2,369	$—
Enclave	San Jose, California	—	948	—
Ranchstone	Denver, Colorado	—	565	—
Cherrywood Village	Denver, Colorado	—	546	—
Hilton Times Square	Manhattan, New York	—	510	—
Bridgewater	Hampton, Virginia	—	—	1,557
Trellis at Lee’s Mill	Newport News, Virginia	—	—	624
Providence at Palm Harbor	Tampa, Florida	—	—	301
Woodlake	Silver Spring, Maryland	—	—	238
Regency Towers	Jackson, New Jersey	—	—	157
Battery Park City Retail	Manhattan, New York	—	—	38
Mount Vernon Square	Alexandria, Virginia	—	(254)	9

Total		$—	$4,684	$2,924

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
T.	Provision for Decline in Real Estate, Early Extinguishment of Debt and Cumulative Effect of Change in Accounting Principle (continued)
Cumulative Effect of Change in Accounting Principle
For the year ended January 31, 2005, the Company recorded a charge for the cumulative effect of change in accounting principle in accordance with FIN No. 46 (R) which has resulted in a reduction of net earnings of $18,628,000 ($11,261,000, net of tax). This charge consisted primarily of accumulated depreciation and amortization expense, net of minority interest, of the newly-consolidated VIEs which were previously accounted for on the cost method. See the Variable Interest Entities section in Note A for further information.
The overall impact resulting from the adoption of FIN No. 46 (R) to the Commercial Group was a pre-tax charge of $789,000 from the consolidation of a development project located in Las Vegas, Nevada that was previously accounted for under the equity method of accounting.
The overall impact resulting from the adoption of FIN No. 46 (R) to the Residential Group was a pre-tax charge of $17,839,000. The following summarizes the key components of the impact of the adoption of FIN No. 46 (R):
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

U.	Class A Common Units
On November 8, 2006, the Company issued Class A Common Units (“Units”) in a newly-formed jointly-owned limited liability company (the “Joint LLC”) to Bruce C. Ratner (“Mr. Ratner”) and certain individuals and entities affiliated with Mr. Ratner (collectively with Mr. Ratner the “Ratner Entities”) in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Joint LLC will be controlled and consolidated by the Company, subject to limited rights of the Ratner Entities to vote on certain matters affecting their interests. The Company has accounted for the issuance of the Units in exchange for the minority interests under the purchase method of accounting. The majority of the combined interests was and will continue to be consolidated into the financial statements of the Company. Mr. Ratner will continue to be President and Chief Executive Officer of FCRC, which is a wholly owned subsidiary of the Company at January 31, 2007. Mr. Ratner was also appointed as Executive Vice President of the Company and as a Class B Member of the Board of Directors of the Company.
Upon issuance of the Units, the Ratner Entities contributed their ownership interests in the 30 operating properties, the service companies and participation rights in all future developments, except seven identified development opportunities, to the Joint LLC. After a one-year lock-up period, the Units may be exchanged for an equal number of shares of the Company’s Class A common stock or, solely at the Company’s option, cash based on the value of the stock at the time of conversion. The Company has no rights to redeem or repurchase the Units. For the first five years only, the Units that have not been exchanged are entitled to their proportionate share of an annual preferred payment of $2,500,000 plus an amount equal to the dividends paid on the same number of shares of the Company’s common stock. After five years, the Units that have not been exchanged are entitled to a payment equal to the dividends paid on an equivalent number of shares of the Company’s common stock. At January 31, 2007, the Company has recorded approximately $898,000 related to one quarter’s share of the

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
U.	Class A Common Units (continued)
annual preferred payment which is classified as minority interest expense on the Company’s consolidated statement of earnings. In addition, the Company will indemnify Mr. Ratner and certain members of his family for tax liabilities they may incur as a result of the sale of certain of these properties during the 12-year period following the closing of the transaction.
The Company has also agreed to terms and conditions under which it will value and possibly increase its ownership in seven existing development projects upon stabilization, as defined. Prior to stabilization, each of these development properties will remain jointly owned under its existing structure with Mr. Ratner. Upon stabilization, each of these properties will be valued, either by negotiation, through arbitration or by obtaining a bona fide third-party offer. Once the value of the property has been determined, the Company may, in its sole discretion, cause the property either to be contributed to the Joint LLC in exchange for additional Units, sold to the Joint LLC for cash, sold to a third party or remain jointly owned by the Company and Mr. Ratner.
The total consideration exchanged by the Company for the minority interests, including associated expenses and the book value of previous advances made to Mr. Ratner totaling $28,655,000, was approximately $273,600,000. Mr. Ratner received cash of approximately $46,300,000 and was issued 3,894,232 Units in the Joint LLC described above. The Units were valued based on the average of the closing prices of the Company’s Class A common stock over the 3-day period before and after the announcement of the transaction, giving consideration to the one-year lock-up period and the annual preferred payment of $2,500,000 referred to above. The value of Mr. Ratner’s Class A Common Units, approximately $198,645,000, is classified as minority interest on the Company’s consolidated balance sheet. The issuance of the Units did not have a material impact on the current or prior period consolidated statements of earnings.
The following table summarizes the allocation of the total consideration exchanged for the minority interests. The amounts reported below are based on the Company’s preliminary allocation and certain estimates. As a result, the allocation is preliminary and subject to change. The Company will finalize the allocation during 2007.

Allocation of
Total
Consideration
at Date of
Exchange
(in thousands)
Completed rental properties (1)	$229,000
Notes and accounts receivable, net (2)	11,000
Investments in and advances to affiliates (3)	11,300
Other assets (4)	59,700
Mortgage debt, nonrecourse (5)	(12,000)
Accounts payable and accrued expenses (6)	(25,400)

$273,600

Represents allocation for:
1)	Land, building, site improvements, and tenant improvements associated with the underlying real estate

2)	Above market leases

3)	Equity method property

4)	In-place leases, tenant relationships, and leasing commissions

5)	Net above market debt

6)	Below market leases and ground rents

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)
Revenues from real estate operations and earnings before income taxes have been reclassified for properties disposed of and for properties qualifying for discontinued operations presentation under SFAS No. 144.
During the quarter ended July 31, 2006, we reported the prior period impact of adjustments primarily related to cumulative differences in earnings (loss) recognition on three of our joint ventures in which one or more partners had preferred return provisions on and of their equity over the other partners. All of the joint ventures are unconsolidated entities accounted for on the equity method of accounting. The differences in the cumulative loss recognition on these unconsolidated joint ventures, which resulted from not allocating earnings/losses among all partners using the hypothetical liquidation at book value method, accumulated over many years and are reflected as a reduction of equity in earnings of unconsolidated investments for the year ended January 31, 2007. The impact of these adjustments is a reduction of net earnings and earnings from continuing operations of $2,900,000 for the year ended January 31, 2007. Management has assessed the impact of the adjustments, both individually and in the aggregate, and does not believe these amounts are material to any previously issued financial statements or to the results of operations for the Company for the year ended January 31, 2007.

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2007	2006	2006	2006
	(in thousands, except per share data)
Revenues from real estate operations	$360,379	$274,295	$261,923	$272,238
Earnings (loss) before income taxes	$60,011	$2,772	$(2,114)	$19,169
Net earnings	$70,626	$45,875	$7,492	$53,258
Basic net earnings per common share (1)	$0.67	$0.45	$0.07	$0.52
Diluted net earnings per common share (1)	$0.66	$0.45	$0.07	$0.52

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2006	2005	2005	2005
	(in thousands, except per share data)
Revenues from real estate operations	$312,970	$256,871	$279,168	$279,463
Earnings before income taxes	$37,702	$15,730	$22,068	$44,603
Net earnings	$28,235	$12,904	$20,164	$22,216
Basic net earnings per common share (1)	$0.28	$0.13	$0.20	$0.22
Diluted net earnings per common share (1)	$0.27	$0.13	$0.20	$0.21

(1)
Basic and diluted earnings per share have been computed under the provisions of SFAS No. 128 “Earnings Per Share”. Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method Under FASB 128”, the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the FCRC portfolio in November 2006, which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common stockholders and therefore are included in the computation of basic and diluted earnings per share if the effect of applying the if-converted method is dilutive. Basic earnings per share is computed by dividing net earnings less the allocable undistributed earnings of Bruce C. Ratner’s Class A Common Units by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of applying the if-converted method to the Class A Common Units and the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ earnings per share may not equal the annual earnings per share due to the weighting of stock and option activity occurring during the year. All earnings per share disclosures appearing in these financial statements were computed assuming dilution unless otherwise indicated.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or furnishes under the Securities Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2007.
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
Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of January 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 74 of this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Respectfully,

/s/ Charles A. Ratner Charles A. Ratner
President and Chief Executive Officer

/s/ Thomas G. Smith Thomas G. Smith
Executive Vice President,
Chief Financial Officer and Secretary

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)	Identification of Directors (including the Company’s assessment of Director independence) will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2007 and is incorporated herein by reference.
(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the registrant are reported in Part I of this Form 10-K.
(c)	The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2007 and is incorporated herein by reference.
The Company has a separately-designated standing audit committee. The names of the audit committee members and the Company’s assessment of an audit committee “financial expert” is contained in a definitive proxy statement which the registrant anticipates will be filed by April 30, 2007 and is incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.
Item 11. Executive Compensation
The information required by this item is contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2007 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2007 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2007 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in a definitive proxy statement, which the registrant anticipates will be filed by April 30, 2007 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
     (a) List of Documents filed as part of this report.
1.	Financial statements and supplementary data included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – January 31, 2007 and 2006
Consolidated Statements of Earnings for the years ended January 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income for the years ended January 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended January 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

Individual financial statements of entities accounted for by the equity method have been omitted because such entities would not constitute a significant subsidiary.

2.	Financial statements and schedules required by Part II, Item 8 are included in Part IV Item 15(c):

Page No.

Schedule II – Valuation and Qualifying Accounts for the years ended January 31, 2007, 2006 and 2005	135
Schedule III – Real Estate and Accumulated Depreciation at January 31, 2007 with reconciliations for the years ended January 31, 2007, 2006 and 2005	136
The report of the independent registered public accounting firm with respect to the above listed financial statement schedules appears on page 74.
Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits – see (b) below.

(b) Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc., effective as of June 20, 2006, incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

3.5	-	Code of Regulations as amended June 15, 2006, incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1- 4372).

4.4	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.5	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.6	-	Indenture, dated as of October 10, 2006, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2011, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

*9.1	-	Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner.

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.16	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.17	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.18	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.19	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.20	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.22	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.24	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.25	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.28	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.29	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.30	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.31	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

Exhibit
Number		Description of Document

10.32	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.33	-	First Amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

10.34	-	First Amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

+10.35	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.36	-	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

10.37	-	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

10.38	-	Second Amendment to Guaranty of Payment of Debt, dated as of April 7, 2005, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2005 (File No. 1-4372).

+10.39	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.40	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.41	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.42	-	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

+10.43	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.44	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.45	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.46	-	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

+10.47	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.48	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.49	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Pension Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

10.50	-	Consent Letter to Credit Agreement and Guaranty of Payment of Debt, dated January 20, 2006 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as Administrative Agent, and National City Bank, as Syndication Agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006 (File No. 1-4372).

+10.51	-	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended January 31, 2006 (File No. 1-4372).

10.52	-	Third Amendment to Credit Agreement, dated as of June 30, 2006, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2006 (File No. 1-4372).

10.53	-	Third Amendment to Guaranty of Payment of Debt, dated as of June 30, 2006, by and among Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2006 (File No. 1-4372).

10.54	-	Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner, incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

10.55	-	Fourth Amendment to Credit Agreement, dated as of October 3, 2006, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 10, 2006 (File No. 1-4372).

10.56	-	Fourth Amendment to Guaranty of Payment of Debt, dated as of October 3, 2006, by and among Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 10, 2006 (File No. 1-4372).

+10.57	-	Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.58	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.59	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.60	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

*21	-	Subsidiaries of the Registrant.

*23	-	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-41437, 333-87378 and 333-139801) and Forms S-8 (Registration No. 333-38912, 333-61925 and 333-122172).

*24	-	Powers of attorney.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15 (b).

*	Filed herewith.

(c) Financial Statement Schedules
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	of Period	Expenses		Deductions		Period
		(in thousands)
Allowance for doubtful accounts
January 31, 2007	$10,588	$3,484		$2,003	(a)	$12,069
January 31, 2006	$10,731	$2,334		$2,477	(a)	$10,588
January 31, 2005	$12,209	$3,215		$4,693	(a)	$10,731

Notes receivable reserve
January 31, 2007	$434	$114		$—		$548
January 31, 2006	$404	$33		$3		$434
January 31, 2005	$16,605	$—		$16,201	(c)	$404

Allowance for projects under development
January 31, 2007	$16,486	$9,169	(b)	$9,969		$15,686
January 31, 2006	$19,986	$3,821	(b)	$7,321		$16,486
January 31, 2005	$19,086	$13,898	(b)	$12,998		$19,986

Valuation reserve on other investments
January 31, 2007	$6,784	$23		$—		$6,807
January 31, 2006	$6,684	$100		$—		$6,784
January 31, 2005	$6,752	$—		$68		$6,684

Valuation reserve on tax benefits
January 31, 2007	$29,049	$1,904		$39		$30,914
January 31, 2006	$19,540	$9,527		$18		$29,049
January 31, 2005	$902	$18,975		$337		$19,540

(a)	Uncollectible accounts written off and $1,429 related to the disposition of the Lumber Group in the year ended January 31, 2005.

(b)	Additions charged to costs and expenses were recorded net of abandoned development projects written off of $9,969, $7,321 and $12,998 for the years ended January 31, 2007, 2006, and 2005, respectively.

(c)	Reserves on notes related to equity investments were eliminated as a result of the new consolidation requirements under FIN No. 46 (R).

(c)	Financial Statement Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries

												Range of Lives (In Years)
				Cost Capitalized								on Which Depreciation
		Initial Cost		Subsequent		Gross Amount at Which Carried						in Latest Income
		to Company		to Acquisition		at Close of January 31, 2007						Statement is Computed
	Amount of						(B)		Accumulated
	Encumbrance		Buildings				Buildings		Depreciation
	at January 31,		and		Carrying		and	Total	at January 31,	Date of	Date
Description of Property	2007	Land	Improvements	Improvements	Costs	Land	Improvements	(A)(B)	2007 (C)	Construction	Acquired	Building	Improvements

Apartments:
Miscellaneous investments	$1,109,476	$140,539	$1,286,725	$97,084	$83,828	$132,342	$1,475,834	$1,608,176	$207,792	Various	—	Various	Various
Shopping Centers:
Miscellaneous investments	2,094,902	248,062	1,930,880	405,229	12,047	267,231	2,328,987	2,596,218	333,875	Various	—	Various	Various
Office Buildings:
Miscellaneous investments	1,548,345	44,164	1,958,613	309,010	133,288	115,916	2,329,159	2,445,075	538,765	Various	—	Various	Various
Leasehold improvements and other equipment:
Miscellaneous investments	—	—	9,585	—	—	—	9,585	9,585	5,546	—	Various	Various	Various
Under Construction:
Miscellaneous investments	535,654	355,989	1,040,094	—	—	355,989	1,040,094	1,396,083	—
Developed Land:
Miscellaneous investments	49,995	174,136	—	—	—	174,136	—	174,136	—

Total	$5,338,372	$962,890	$6,242,454	$811,323	$212,606	$1,045,614	$7,183,659	$8,229,273	$1,085,978

(A)	The aggregate cost at January 31, 2007 for federal income tax purposes was $7,322,078. For (B) and (C) refer to the following page.

(c) Financial Statement Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

			Years Ended January 31,
			2007	2006	2005
			(in thousands)
(B	)	Reconciliations of total real estate carrying value are as follows:
		Balance at beginning of period	$7,155,126	$6,437,906	$5,082,595
		Additions during period —
		Improvements	1,108,727	935,475	912,946
		Other additions	32,884	—	538,173
		Other acquisitions	218,763	58,667	108,076
		Exchange of cash and Class A Common Units for partner’s interest	228,958	—	—

			1,589,332	994,142	1,559,195

		Deductions during period —
		Cost of real estate sold or retired	(515,185)	(276,922)	(203,884)

		Balance at end of period	$8,229,273	$7,155,126	$6,437,906

(C	)	Reconciliations of accumulated depreciation are as follows:
		Balance at beginning of period	$986,594	$865,562	$715,482
		Additions during period —
		Charged to profit or loss	151,235	154,672	137,900
		Net other additions (deductions) during period —
		Acquisitions, retirements and sales	(51,851)	(33,640)	12,180

		Balance at end of period	$1,085,978	$986,594	$865,562

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: March 27, 2007	BY:	/s/ Charles A. Ratner
(Charles A. Ratner, President and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* (Albert B. Ratner)	Co-Chairman of the Board and Director	March 27, 2007

* (Samuel H. Miller)	Co-Chairman of the Board, Treasurer and Director	March 27, 2007

/s/ Charles A. Ratner (Charles A. Ratner)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2007

/s/ Thomas G. Smith (Thomas G. Smith)	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 27, 2007

/s/ Linda M. Kane (Linda M. Kane)	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 27, 2007

* (James A. Ratner)	Executive Vice President and Director	March 27, 2007

* (Ronald A. Ratner)	Executive Vice President and Director	March 27, 2007

* (Brian J. Ratner)	Executive Vice President and Director	March 27, 2007

* (Bruce C. Ratner)	Executive Vice President and Director	March 27, 2007

* (Deborah Ratner Salzberg)	Director	March 27, 2007

* (Michael P. Esposito, Jr.)	Director	March 27, 2007

* (Scott S. Cowen)	Director	March 27, 2007

* (Jerry V. Jarrett)	Director	March 27, 2007

* (Joan K. Shafran)	Director	March 27, 2007

* (Louis Stokes)	Director	March 27, 2007

* (Stan Ross)	Director	March 27, 2007
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material by April 30, 2007.
The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ Charles A. Ratner (Charles A. Ratner, Attorney-in-Fact)	March 27, 2007

EXHIBITS FILED HEREWITH

Exhibit
Number		Description of Document

9.1	–	Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner.

21	–	Subsidiaries of the Registrant.

23	–	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration No. 333-41437, 333-87378 and 333-139801) and Forms S-8 (Registration No. 333-38912, 333-61925 and 333-122172).

24	–	Powers of attorney.

31.1	–	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.