Form 10-Q
period 2007-04-30
FOREST CITY ENTERPRISES INC
filed 2007-06-08
CIK 38067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the quarterly period ended April 30, 2007

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

Class	Outstanding at June 4, 2007

Class A Common Stock, $.33 1/3 par value	77,487,155 shares

Class B Common Stock, $.33 1/3 par value	25,103,861 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	April 30, 2007	January 31, 2007
	(in thousands)
Assets
Real Estate
Completed rental properties	$6,928,936	$6,659,054
Projects under development	1,396,768	1,396,083
Land held for development or sale	184,803	174,136

Total Real Estate	8,510,507	8,229,273

Less accumulated depreciation	(1,146,947)	(1,085,978)

Real Estate, net	7,363,560	7,143,295

Cash and equivalents	160,922	254,213
Restricted cash	269,540	292,461
Notes and accounts receivable, net	298,742	287,615
Investments in and advances to affiliates	407,490	333,782
Other assets	727,972	670,238

Total Assets	$9,228,226	$8,981,604

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$5,457,948	$5,338,372
Notes payable	79,193	96,127
Bank revolving credit facility	140,000	—
Senior and subordinated debt	886,900	886,900
Accounts payable and accrued expenses	811,863	772,964
Deferred income taxes	464,410	486,329

Total Liabilities	7,840,314	7,580,692

Minority Interest	398,840	375,101

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock – without par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 271,000,000 shares authorized; 77,015,321 and 76,692,955 shares issued and 77,007,456 and 76,628,006 shares outstanding, respectively	25,671	25,564
Class B, convertible, 56,000,000 shares authorized; 25,171,860 and 25,254,210 shares issued and outstanding, respectively; 26,257,761 shares issuable	8,391	8,418

	34,062	33,982
Additional paid-in capital	241,520	247,884
Retained earnings	737,908	762,062
Less treasury stock, at cost; 7,865 and 64,949 Class A shares, respectively	(531)	(3,449)

	1,012,959	1,040,479
Accumulated other comprehensive loss	(23,887)	(14,668)

Total Shareholders’ Equity	989,072	1,025,811

Total Liabilities and Shareholders’ Equity	$9,228,226	$8,981,604

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended April 30,
	2007	2006
	(in thousands, except per share data)
Revenues from real estate operations	$280,567	$272,238

Expenses
Operating expenses	177,439	155,739
Depreciation and amortization	60,800	41,417

	238,239	197,156

Interest expense	(78,407)	(67,431)
Amortization of mortgage procurement costs	(2,599)	(2,946)
Loss on early extinguishment of debt	(2,544)	(803)

Interest and other income	11,496	14,888
Equity in earnings of unconsolidated entities	1,361	379

Earnings (loss) before income taxes	(28,365)	19,169

Income tax expense (benefit)
Current	(1,634)	(496)
Deferred	(12,098)	7,662

	(13,732)	7,166

Earnings (loss) before minority interest and discontinued operations	(14,633)	12,003

Minority interest	(2,548)	(4,063)

Earnings (loss) from continuing operations	(17,181)	7,940

Discontinued operations, net of tax and minority interest
Operating loss from rental properties	—	(885)
Gain on disposition of rental properties	—	46,203

	—	45,318

Net earnings (loss)	$(17,181)	$53,258

Basic and diluted earnings (loss) per common share
Earnings (loss) from continuing operations	$(0.17)	$0.08
Earnings from discontinued operations, net of tax and minority interest	—	0.44

Net earnings (loss)	$(0.17)	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended April 30,
	2007	2006
	(in thousands)
Net earnings (loss)	$(17,181)	$53,258

Other comprehensive income (loss), net of tax and minority interest:
Unrealized net losses on investment securities	(41)	(33)
Change in unrealized net gains (losses) on interest rate derivative contracts	(9,178)	267

Other comprehensive income (loss), net of tax and minority interest	(9,219)	234

Comprehensive income (loss)	$(26,400)	$53,492

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Three Months Ended April 30, 2007
Balances at January 31, 2007	76,693	$25,564	25,254	$8,418	$247,884	$762,062	65	$(3,449)	$(14,668)	$1,025,811
Net loss						(17,181)				(17,181)
Cumulative effect of change in accounting for uncertainty in income taxes (See Note A)						245				245
Other comprehensive loss, net of tax and minority interest									(9,219)	(9,219)
Dividends $.07 per share						(7,218)				(7,218)
Purchase of treasury stock							50	(3,138)		(3,138)
Conversion of Class B to Class A shares	82	27	(82)	(27)						-
Exercise of stock options	212	71			3,347					3,418
Restricted stock granted out of treasury	(107)	(36)			(6,020)		(107)	6,056		-
Restricted stock vested	135	45			(45)					-
Stock-based compensation					5,912					5,912
Distribution of accumulated equity to minority partners (see Note A)					(9,558)					(9,558)

Balances at April 30, 2007	77,015	$25,671	25,172	$8,391	$241,520	$737,908	8	$(531)	$(23,887)	$989,072

Three Months Ended April 30, 2006
Balances at January 31, 2006	75,436	$25,146	26,149	$8,716	$247,926	$612,371	—	$—	$223	$894,382
Net earnings						53,258				53,258
Other comprehensive income, net of tax and minority interest									234	234
Dividends $.06 per share						(6,133)				(6,133)
Purchase of treasury stock							18	(826)		(826)
Conversion of Class B to Class A shares	162	54	(162)	(54)						—
Exercise of stock options	34	11			(55)		(18)	826		782
Restricted stock vested	56	19			(19)					—
Stock-based compensation					3,044					3,044

Balances at April 30, 2006	75,688	$25,230	25,987	$8,662	$250,896	$659,496	—	$—	$457	$944,741

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2007	2006
	(in thousands)
Net Earnings (loss)	$(17,181)	$53,258
Depreciation and amortization	60,800	41,417
Amortization of mortgage procurement costs	2,599	2,946
Loss on early extinguishment of debt	2,544	803
Equity in earnings of unconsolidated entities	(1,361)	(379)
Deferred income taxes	(12,098)	7,662
Minority interest	2,548	4,063
Stock-based compensation	4,225	2,526
Cash distributions from operations of unconsolidated entities	6,358	11,983
Non-cash operating expenses:
Write-off of abandoned development projects	2,570	669
Discontinued operations:
Depreciation and amortization	—	2,315
Amortization of mortgage procurement costs	—	113
Gain on disposition of operating properties	—	(136,384)
Minority interest	—	61,074
Deferred income taxes	—	29,101
Cost of sales of land included in projects under development and completed rental properties	3,266	11,353
Increase in land held for development or sale	(11,397)	(17,182)
(Increase) decrease in notes and accounts receivable	(8,611)	28,545
(Increase) decrease in other assets	(7,343)	6,163
Increase in restricted cash used for operating purposes	(4,774)	(6,309)
Decrease in accounts payable and accrued expenses	(31,343)	(22,266)

Net cash (used in) provided by operating activities	$(9,198)	$81,471

     The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2007	2006
	(in thousands)
Cash Flows from Investing Activities
Capital expenditures	$(310,088)	$(229,567)
Payment of lease procurement costs and other assets	(8,865)	(5,783)
Decrease (increase) in restricted cash to be used for capital expenditures	32,109	(95,945)
Proceeds from disposition of rental properties	—	121,205
Increase in investments in and advances to affiliates	(27,648)	(44,432)

Net cash used in investing activities	(314,492)	(254,522)

Cash Flows from Financing Activities
Borrowings on bank revolving credit facility	193,000	—
Payments on bank revolving credit facility	(53,000)	(82,500)
Proceeds from nonrecourse mortgage debt	215,418	247,080
Principal payments on nonrecourse mortgage debt	(100,435)	(122,368)
Proceeds from notes payable	151	266
Payments on notes payable	(18,421)	(19,261)
Change in restricted cash and book overdrafts	(6,919)	56,766
Payment of deferred financing costs	(4,148)	(6,409)
Purchase of treasury stock	(3,138)	(826)
Exercise of stock options	3,418	782
Distributions of accumulated equity to minority partners	(9,558)	—
Dividends paid to shareholders	(7,160)	(6,111)
Increase (decrease) in minority interest	21,191	(7,592)

Net cash provided by financing activities	230,399	59,827

Net decrease in cash and equivalents	(93,291)	(113,224)

Cash and equivalents at beginning of period	254,213	254,734

Cash and equivalents at end of period	$160,922	$141,510

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the three months ended April 30, 2007 and 2006:

	Three Months Ended April 30,
	2007	2006
	(in thousands)
Operating Activities
Increase in notes and accounts receivable (1)(7)	$(9,251)	$(5,059)
Decrease in land held for development or sale (1)(5)	730	139
(Increase) decrease in other assets (1)(3)(7)	(61,208)	365
Increase in restricted cash (1)	(2,307)	—
Increase (decrease) in accounts payable and accrued expenses (1)(3)(5)(6)(7)	58,801	(30,150)

Total effect on operating activities	$(13,235)	$(34,705)

Investing Activities
Decrease in projects under development (4)(5)(6)(7)	$9,588	$39,090
Increase in completed rental properties (1)(2)(3)	(56,400)	—
Non-cash proceeds from disposition of properties (8)	—	109,302
Increase in investments in and advances to affiliates(1)	(5,534)	—

Total effect on investing activities	$(52,346)	$148,392

Financing Activities
Increase in notes payable (1)	$—	$4,701
Increase (decrease) in nonrecourse mortgage debt (1)(2)(7)(8)	65,364	(242,200)
(Increase) decrease in restricted cash (1)(7)	(1,412)	150,418
Decrease in minority interest (8)	—	(27,102)
Increase in additional paid-in capital (4)	1,687	518
Dividends declared but not yet paid	(58)	(22)

Total effect on financing activities	$65,581	$(113,687)

(1)	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interest in Midtown Towers, Sterling Glen of Glen Cove and Sterling Glen of Great Neck apartments in the Residential Group during the three months ended April 30, 2007 and Rockport Square in the Land Development Group during the three months ended April 30, 2006.

(2)	Assumption of nonrecourse mortgage debt due to acquisition of properties in the Commercial Group during the three months ended April 30, 2007.

(3)	Refinement of preliminary purchase price allocation for the New York portfolio transaction that closed in November 2006.

(4)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(5)	Change in construction payables included in accounts payable and accrued expenses.

(6)	Estimate for environmental liabilities in the Commercial Group.

(7)	Change to equity method of accounting from full consolidation due to admission of a 50% partner in Uptown Apartments, a residential development project in Oakland, California during the three months ended April 30, 2006.

(8)	Assumption of nonrecourse mortgage debt and direct payment to partner by the buyer upon sale of Hilton Times Square Hotel and G Street properties in the Commercial Group during the three months ended April 30, 2006.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2007, including the Report of Independent Registered Public Accounting Firm. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
New Accounting Standards
In March 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance” (“EITF No. 06-10”). Under the provisions of EITF No. 06-10, an employer is required to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact EITF No. 06-10 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized as they occur. SFAS No. 159 permits the fair value option on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 159, if adopted, will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 157 will have on its consolidated financial statements.
FIN No. 48
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
The Company adopted the provisions of FIN No. 48 effective February 1, 2007. Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either concluded that it is not more likely than not that the tax position will be sustained if audited by the appropriate taxing authority or the amount of the benefit will be less than the amount taken or expected to be taken in the Company’s income tax returns. The effect of this adoption on February 1, 2007 resulted in a cumulative effect adjustment of $245,000 as an increase in beginning retained earnings.
At February 1, 2007, the Company had total unrecognized tax benefits of $4,892,000, primarily from timing differences, exclusive of interest and penalties. There were no material changes in the amount of unrecognized tax benefits during the three months ended April 30, 2007. Of this amount, $844,000 represents tax positions that, if recognized, would impact the effective tax rate.
Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statute of limitations for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at February 1, 2007. Included in the $4,892,000 of unrecognized benefits noted above, is $3,868,000 which, due to the outcome of examinations that are in progress, the settlement of liabilities or as a result of the expiration of the statute of limitations for certain jurisdictions, could significantly increase or decrease during the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of February 1, 2007, the Company had accrued $682,000 in estimated interest and penalties. For the three months ended April 30, 2007, the Company accrued an additional $331,000 of interest and penalties.
The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states, and it files individual separate income tax returns in other states. The Company’s Federal consolidated income tax return and certain of its state returns for the year ended January 31, 2003 and subsequent years are subject to examination by the Internal Revenue Service or other taxing authorities. Certain of the Company’s state returns for the year ended January 31, 2004 and subsequent years are subject to examination.
Variable Interest Entities
As of April 30, 2007, the Company determined that it is the primary beneficiary of 32 Variable Interest Entities (“VIE”) representing 19 properties (18 VIEs representing 8 properties in Residential Group, 12 VIEs representing 9 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). As of April 30, 2007, the Company held variable interests in 43 VIEs for which it is not the primary beneficiary. As of April 30, 2007, the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $113,000,000. In addition, the Company has various VIEs that were previously consolidated that remain consolidated under FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities and land development.
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Note E – Senior and Subordinated Debt) as of April 30, 2007.
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
In March 2007, management approved a plan to demolish two buildings owned by the Company adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in approximately $7,837,000 of accelerated depreciation expense reflected in the Consolidated Statement of Earnings for the three months ended April 30, 2007.
Historic Tax Credit Entities
The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic rehabilitation tax credits on qualifying expenditures under section 47 of the Internal Revenue Code of 1986 as well as various state credit programs. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into these investments, they are entitled to substantially all of the benefits derived from the historic tax credit, but generally have no material interest in the underlying economics of the properties. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. Due to the economic structure, the Company has consolidated each of these properties in its consolidated financial statements, and has reflected the investors’ contribution as a liability in its Consolidated Balance Sheets. The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. Within

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
the Company’s consolidated financial statements, the Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 5 years. During the three months ended April 30, 2007, the Company recognized income related to federal tax credits of $888,000, which was recorded in interest and other income in the Company’s Consolidated Statement of Earnings. During the three months ended April 30, 2006, the Company recognized income related to state tax credits of $8,838,000, which was recorded in interest and other income in the Company’s Consolidated Statement of Earnings.
Capitalized Software Costs
Costs related to software developed or obtained for internal use are capitalized pursuant to Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortized using the straight-line method over their estimated useful life, which is primarily three years. The Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees incurred in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. At April 30 and January 31, 2007, the Company has capitalized $26,224,000 and $24,659,000, respectively, of software costs net of accumulated amortization. The increase in software costs primarily relates to the enterprise resource planning project the Company is currently implementing, of which the first phase was placed into service during the quarter ended April 30, 2007. The costs are being amortized on a straight-line basis over a three year period. The Company recorded $1,709,000 and $86,000 of amortization expense related to capitalized software for the three months ended April 30, 2007 and 2006, respectively.
Accounting for Derivative Instruments and Hedging Activities
During the three months ended April 30, 2007, the Company recorded interest expense of approximately $328,000 in the Consolidated Statement of Earnings, which represented the total ineffectiveness of all cash flow hedges. During the three months ended April 30, 2006, the Company recorded interest income of approximately $2,000, which represented the total ineffectiveness of all cash flow hedges. For the three months ended April 30, 2007 and 2006, the amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was not material. The amount of derivative gains or (losses) reclassified into earnings from accumulated other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $9,000 and $(32,000) for the three months ended April 30, 2007 and 2006, respectively. As of April 30, 2007, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $540,000, net of tax.
The Company entered into various forward swaps to protect itself against fluctuations in the 10-year swap rate. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward hedge attributed to that financing. The table below lists the 10-year forward swaps outstanding as of April 30, 2007 (in thousands):
Forward Swaps

			Property Accounted for
			under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate
2008	$258,920	5.76%	$—	—
2009	$440,000	5.69%	$—	—
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$—	—	$—	—

(1)	As these 10-year forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, the Company’s portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
For the three months ended April 30, 2007 and 2006, the Company recorded $1,447,000 and $-0-, respectively, of interest expense related to its 10-year forward swaps in its Consolidated Statements of Earnings, which represents the change in fair value of the swap that did not qualify for hedge accounting.
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the Bond Market Association (“BMA”) rate. Additionally, the Company and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At April 30, 2007, the aggregate notional amount of TRS in which the Company and/or the Joint Ventures have an interest is approximately $415,956,000 (which includes the TRS on the $20,400,000 redevelopment bonds. Refer to Note E Senior and Subordinated Debt). The fair value of such contracts is immaterial at April 30, 2007 and January 31, 2007. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At April 30 and January 31, 2007, interest rate caps and swaptions were reported at fair value of approximately $1,682,000 and $2,372,000, respectively, in other assets in the Consolidated Balance Sheets. At April 30 and January 31, 2007, interest rate swap agreements, which had a negative fair value of approximately $37,005,000 and $21,961,000, respectively, (which includes the 10-year forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At April 30 and January 31, 2007, interest rate swap agreements, which had a positive fair value of approximately $3,448,000 and $6,059,000, respectively, were included in other assets in the Consolidated Balance Sheets. Included in the fair value of the interest rate swap agreements is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The fair value of the TRS at April 30 and January 31, 2007 was approximately $-0- and $255,000, respectively.
In addition, in May 2004 Stapleton Land, LLC entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the Other Financing Arrangements section of Note F). Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust. This purchase obligation and related fee have been accounted for as a derivative with changes in fair value recorded through earnings. The fair value at April 30 and January 31, 2007 of approximately $17,096,000 and $15,090,000, respectively, is recorded in other assets in the Consolidated Balance Sheets.
Distributions of Refinancing Proceeds to Minority Partners
Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are reported as a reduction of additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity. During the three months ended April 30, 2007, the Company refinanced Promenade in Temecula, a regional mall located in Temecula, California and Columbia Park Center, a specialty retail center located in North Bergen, New Jersey. Of the total nonrecourse refinancing proceeds distributed to its minority partners in these two properties during the three months ended April 30, 2007, $9,558,000 was in excess of its minority partners’ book capital accounts. These distributions were recorded as a reduction of shareholders’ equity through additional paid-in capital.
Other Comprehensive Income
Net unrealized gains or losses on securities are included in accumulated OCI and represent the difference between the market value of investments in unaffiliated companies that are available-for-sale at the balance sheet date and the Company’s cost. Also included in accumulated OCI is the Company’s portion of the unrealized gains and losses on the effective portions of derivative instruments designated and qualified as cash flow hedges. The amount of income tax benefit included in accumulated OCI was $15,042,000 and $9,237,000 as of April 30, 2007 and January 31, 2007, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A.	Accounting Policies (continued)
The following table summarizes the components of accumulated OCI included within the Company’s Consolidated Balance Sheets, net of tax and minority interest.

	April 30,	January 31,
	2007	2007
	(in thousands)
Unrealized gains on securities	$130	$171
Unrealized losses on interest rate contracts	(24,017)	(14,839)

Accumulated Other Comprehensive Loss	$(23,887)	$(14,668)

Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. For the three months ended April 30, 2006, the Company has revised its presentation of certain operating and investing activities to reflect accruals of certain construction payables in the amount of approximately $20,000,000 as a non-cash item to conform to the current period and year ended January 31, 2007 presentation.
B. Stock-Based Compensation
During the three months ended April 30, 2007, the Company granted 1,067,600 stock options and 153,200 shares of restricted stock under the Company’s 1994 Stock Plan (as Amended and Restated as of June 21, 2005). The stock options had a total grant-date fair value of $18,309,000, or $17.15 per option, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 18.3%, risk-free interest rate of 4.51%, and expected dividend yield of .54%. The exercise price of the options is $65.35, which was the closing price of the underlying stock on the date of grant. The restricted stock had a total grant-date fair value of $10,012,000, or $65.35 per share, which was the closing price of the stock on the date of grant.
At April 30, 2007, there was $27,010,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 3.34 years, and there was $16,944,000 of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.39 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended April 30,
	2007	2006
	(in thousands)
Stock option costs	$4,215	$2,243
Restricted stock costs	1,697	801

Total stock-based compensation costs	5,912	3,044
Less amount capitalized into qualifying real estate projects	(1,687)	(518)

Amount charged to operating expenses	4,225	2,526
Depreciation expense relating to amounts previously capitalized	20	—

Total stock-based compensation expense	$4,245	$2,526

Deferred income tax benefit	$1,450	$840

SFAS No. 123(R) “Share-Based Payment” requires the immediate recognition of stock-based compensation costs for awards granted to retirement-eligible grantees. The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended April 30, 2007 and 2006 was $2,152,000 and $1,170,000, respectively.
In connection with the vesting of restricted stock during the three months ended April 30, 2007 and 2006, the Company repurchased into treasury 50,186 shares and 17,970 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $3,138,000 and $826,000, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three months ended April 30, 2007 and 2006. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Landings of Brentwood, an apartment community in Nashville, Tennessee, was held for sale at April 30, 2007. Landings of Brentwood’s assets and liabilities as of April 30, 2007 are presented in the table below. The earnings of Landings of Brentwood have not been reclassified to discontinued operations for the three months ended April 30, 2007 as the results do not have a material impact on the Consolidated Statement of Earnings.

April 30,
2007
(in thousands)
Assets
Real estate	$42,578
Cash and equivalents	29
Restricted cash	3,602
Notes and accounts receivable, net	96
Other assets	560

Total Assets	$46,865

Liabilities
Mortgage debt, nonrecourse	$35,725
Accounts payable and accrued expenses	1,627

Total Liabilities	$37,352

The following table lists the consolidated rental properties included in discontinued operations:

				Three Months	Three Months
		Square Feet/	Quarter/ Year	Ended	Ended
Property	Location	Number of Units	Disposed	4/30/2007	4/30/2006

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	—	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	—	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	—	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	—	Yes

Residential Group:
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	—	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	—	Yes

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
The operating results related to discontinued operations were as follows:

Three Months
Ended
April 30, 2006
(in thousands)
Revenues	$22,776

Expenses
Operating expenses	18,941
Depreciation and amortization	2,315

21,256

Interest expense	(3,543)
Amortization of mortgage procurement costs	(113)

Interest income	682
Gain on disposition of rental properties	136,384

Earnings before income taxes	134,930

Income tax expense (benefit)
Current	(563)
Deferred	29,101

28,538

Earnings before minority interest	106,392

Minority interest, net of tax
Gain on disposition of rental properties	61,086
Operating loss from rental properties	(12)

61,074

Net earnings from discontinued operations	$45,318

Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of rental properties, before tax and minority interest, for the three months ended April 30, 2007 and 2006:

		Three Months Ended April 30,
		2007	2006
		(in thousands)
Discontinued Operations:
Hilton Times Square Hotel (1)	Manhattan, New York	$—	$135,945
G Street Retail (Specialty Retail Center)	Philadelphia, Pennsylvania	—	439

Total		$—	$136,384

(1)	The Company elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of the gain on an equity method investment disposed of during the three months ended April 30, 2007, which is included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings. There were no equity method investments disposed of during the three months ended April 30, 2006.

		Three Months Ended April 30,
		2007	2006
		(in thousands)
White Acres (Apartments)	Richmond Heights, Ohio	$2,106	$—

The Company disposed of its interest in White Acres in a non-monetary exchange for the remaining outside interest in Midtown Towers, which was also an equity method investment. The Company has accounted for the non-monetary transaction based upon the fair value of the equity method investments exchanged, which resulted in the above gain of $2,106,000.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
Provision for Decline in Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in its real estate portfolio pursuant to the guidance established in SFAS No. 144.
There was no provision for decline in real estate recorded for the three months ended April 30, 2007 or 2006.
D.	Bank Revolving Credit Facility
The bank revolving credit facility as amended June 30, 2006 provides, among other things, for 1) available borrowings up to $600,000,000; 2) at the Company’s election, interest rates of 1.75% over the London Interbank Offered Rate (“LIBOR”) or 1/2% over the prime rate (the Company generally elects 1.75% over LIBOR); 3) a maturity date of March 2009; 4) maintenance of debt service coverage ratios and specified levels of net worth (as defined in the credit facility); 5) dividend and stock repurchase limitation of $40,000,000 per annual period; and 6) the ability to use up to $100,000,000 of available borrowings for letters of credit or surety bonds. On October 3, 2006, the bank revolving credit facility was further amended to provide the Company the ability to repurchase shares of outstanding Class A common stock using proceeds from the issuance of the 3.625% Puttable Equity-Linked Senior Notes (see Note E – Senior and Subordinated Debt) in an aggregate amount not to exceed $50,000,000. There were $83,760,000 in letters of credit and $-0- in surety bonds outstanding at April 30, 2007.
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
The outstanding balance of the bank revolving credit facility was $140,000,000 and $-0- at April 30, 2007 and January 31, 2007, respectively.
Subsequent to April 30, 2007, the Company’s 13-member bank group approved an amended and restated bank revolving credit facility. Refer to Note K – Subsequent Events.
E.	Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at both April 30, 2007 and January 31, 2007
(in thousands):

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000
6.500% Senior Notes due 2017	150,000
7.375% Senior Notes due 2034	100,000

Total Senior Notes	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	20,400
Subordinate Tax Revenue Bonds due 2013	29,000

Total Subordinated Debt	49,400

Total Senior and Subordinated Debt	$886,900

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.	Senior and Subordinated Debt (continued)
Puttable Equity-Linked Senior Notes
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of the Company’s Class A common stock, to repay the outstanding balance of $190,000,000 under the bank revolving credit facility (see Note D – Bank Revolving Credit Facility) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007. The Company may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, the holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture.
If a note is put to the Company, a holder would receive (i) cash equal to the lesser of the principal amount of the note or the put value and (ii) to the extent the put value exceeds the principal amount of the note, shares of the Company’s Class A common stock, cash, or a combination of Class A common stock and cash, at the Company’s option. The initial put value rate was 15.0631 shares of Class A common stock per $1,000 principal amount of notes (equivalent to a put value price of $66.39 per share of Class A common stock). The put value rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change,” as defined, occurs prior to the maturity date, the Company will in some cases increase the put value rate for a holder that elects to put its notes.
The Company entered into a registration rights agreement that required a shelf registration statement to be filed within 90 days and declared effective under the United States Securities Act of 1933 (“Securities Act”) within 180 days after October 10, 2006. The Company filed a shelf registration statement under the Securities Act for the resale of the notes and the Class A common stock issuable upon the Company’s exercise of the net share settlement option on January 4, 2007 and it was immediately effective due to our status as a Well-Known Seasoned Issuer. The Company will use its best efforts to keep the shelf registration statement effective until the earliest of: (1) the date all of the registrable securities have been sold pursuant to the shelf registration statement; (2) the expiration of the holding period under Rule 144(k) under the Securities Act, or any successor provision; or (3) two years from the date the shelf registration statement is declared effective. The Company refers to each of the following as an effective failure: (1) the shelf registration statement ceases to be effective, or (2) the Company suspends the use of the prospectus or the holders are otherwise prevented or restricted by the Company from effecting sales pursuant to the shelf registration statement, and either continues for more than 30 days, whether or not consecutive, in any 90-day period, or for more than 90 days, whether or not consecutive, during any 12-month period.
Upon the occurrence of an effective failure, the Company will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. The maximum potential additional amounts that could be required to be paid by the Company is approximately $2,674,000 for the two year period in which the shelf registration is required to be effective. At April 30, 2007, the Company, in accordance with FASB Statement No. 5, “Accounting for Contingencies”, has concluded that it is not probable it will be required to pay additional amounts as a result of an effective failure.
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
the Company. These purchased call options will terminate upon the earlier of the maturity dates of the notes or the first day all of the notes are no longer outstanding due to a put or otherwise. The purchased call options, which cost an aggregate $45,885,000 ($28,155,000 net of the related tax benefit), were recorded net of tax as a reduction of shareholders’ equity through additional paid-in capital during the year ended January 31, 2007. In a separate transaction, the Company sold warrants to issue shares of the Company’s Class A common stock at an exercise price of $74.35 per share in a private transaction. If the average price of the Company’s Class A common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of the Company’s Class A common stock. Proceeds received from the issuance of the warrants totaled approximately $28,923,000 and were recorded as an addition to shareholders’ equity through additional paid-in capital during the year ended January 31, 2007.
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
Subordinated Debt
In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. The Company has entered into a TRS for the benefit of these bonds that expires on September 15, 2008. Under this TRS, the Company receives a rate of 8.25% and pays BMA rate plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”) and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE (see the “Variable Interest Entities” section of Note A) and the book value (which approximates amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F.	Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005. The District used a portion of the proceeds to repay developer advances and accrued interest of $30,271,000 to Stapleton Land, LLC.
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000 which is recorded in the Consolidated Balance Sheets. For the three months ended April 30, 2007, the Company recorded approximately $231,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, approximately $158,000 is fee interest income and $73,000 is interest income on the collateral. For the three months ended April 30, 2006, the Company recorded approximately $237,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, approximately $158,000 is fee interest income and $79,000 is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At April 30, 2007, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. During 2006, the District withdrew $20,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately sold the Converted Bonds to investment banks and the Company simultaneously entered into TRS with a notional amount of $20,000,000. The Company receives a fixed rate of 8.5% and pays BMA plus a spread on the TRS. The Company determined the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control, and therefore the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. The Company has classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The fair value of the Converted Bonds was approximately $20,000,000 at both April 30, 2007 and January 31, 2007. For the three months ended April 30, 2007, the Company recorded $404,000 of interest income and $190,000 of interest expense related to the TRS in the Consolidated Statement of Earnings. As of April 30, 2007 no further draws have been made by the District.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $17,096,000 at April 30, 2007 and $15,090,000, respectively, at January 31, 2007 is recorded in other assets in the Consolidated Balance Sheets. For the three months ended April 30, 2007 and 2006, the Company has reported interest income of approximately $2,006,000 and $1,134,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. (See the Accounting for Derivative Instruments and Hedging Activities section in Note A). The change in the fair value of the TRS is marked to market through earnings. The fair value of the TRS was $-0- and $255,000 at April 30 and January 31, 2007, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. Stapleton Land, LLC has funded $3,031,000 of this commitment as of April 30, 2007.
G.	Dividends
The Company pays quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.07 per share on both Class A and Class B common stock was declared on March 22, 2007 and will be paid on June 15, 2007 to shareholders of record at the close of business on June 1, 2007.
H.	Earnings per Share
Earnings per share (“EPS”) has been computed under the provisions of SFAS No. 128 “Earnings Per Share”. Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB 128”, the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common stock holders and therefore are included in the computation of basic and diluted earnings per share if the effect of applying the if-converted method is dilutive.
The following table presents the computation of EPS for the periods indicated (in thousands, except share and per share amounts):

		Weighted Average
	Earnings (Loss) from	Common Shares
	Continuing Operations	Outstanding	Per Common
	(Numerator)	(Denominator)	Share

Three Months Ended April 30,
2007
Basic loss per share	$(17,181)	101,990,754	$(.17)
Effect of dilutive securities (1)(2)	—	—	-

Diluted loss per share	$(17,181)	101,990,754	$(.17)

2006
Basic earnings per share	$7,940	101,622,302	$.08
Effect of dilutive securities (3)	—	1,374,700	—

Diluted earnings per share	$7,940	102,997,002	$.08

(1)	For the three months ended April 30, 2007, the effect of 6,746,140 shares of dilutive securities were not included in the computation of diluted earnings per share because their effect is anti-dilutive to the loss from continuing operations.

(2)	The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note E – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the three months ended April 30, 2007 as the Company’s average stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the three months ended April 30, 2007 as the Company’s stock price did not exceed the exercise price.

(3)	Options to purchase 960,100 shares of common stock, which were granted in April 2006, were not included in the computation of diluted earnings per share because they were anti-dilutive.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	April 30,	January 31,
	2007	2007
	(in thousands)
Members’ and partners’ equity as below	$561,073	$592,681
Equity of other members and partners	467,228	496,971

Company’s investment in partnerships	93,845	95,710
Advances to and on behalf of other affiliates	313,645	238,072

Total Investments in and Advances to Affiliates	$407,490	$333,782

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	April 30,	January 31,
	2007	2007
	(in thousands)
Balance Sheet:
Completed rental properties	$2,676,120	$2,697,454
Projects under development	869,125	777,419
Land held for development or sale	194,247	160,296
Accumulated depreciation	(568,517)	(554,910)
Restricted cash	1,396,988	1,432,636
Other assets	531,990	526,142

Total Assets	$5,099,953	$5,039,037

Mortgage debt, nonrecourse	$3,918,561	$3,834,085
Other liabilities	620,319	612,271
Members’ and partners’ equity	561,073	592,681

Total Liabilities and Members’/Partners’ Equity	$5,099,953	$5,039,037

	(Combined 100%)
	Three Months Ended April 30,
	2007	2006
	(in thousands)
Operations:
Revenues	$217,460	$166,940
Operating expenses	(154,781)	(122,800)
Interest expense	(54,043)	(32,379)
Depreciation and amortization	(37,744)	(37,418)
Interest and other income	19,189	3,046

Loss from continuing operations	(9,919)	(22,611)

Discontinued operations:
Gain on disposition of rental properties (1)	4,212	—
Operating earnings (loss) from rental properties	584	(57)

	$4,796	$(57)

Net loss (pre-tax)	$(5,123)	$(22,668)

Company’s portion of net loss (pre-tax)	$1,361	$379

(1)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

	Three Months Ended April 30,
	2007	2006

White Acres (Apartments) (Richmond Heights, Ohio)	$4,212	$—

Company’s portion of gain on disposition of equity method rental properties	$2,106	$—

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.	Segment Information
The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is defined as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, division and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, amortization of mortgage procurement costs and deferred income taxes; iv) preferred payment which is classified as minority interest expense in the Company’s Consolidated Statement of Earnings; v) provision for decline in real estate (net of tax); vi) extraordinary items (net of tax); and vii) cumulative effect of change in accounting principle (net of tax).
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

	April 30,	January 31,	Three Months Ended April 30,
	2007	2007	2007	2006
			Expenditures for Additions to
	Identifiable Assets		Real Estate

Commercial Group	$6,503,126	$6,346,155	$241,825	$186,408
Residential Group	2,207,280	2,032,617	67,078	38,854
Land Development Group	394,849	371,729	347	4,237
The Nets	10,182	7,999	—	—
Corporate Activities	112,789	223,104	838	68

	$9,228,226	$8,981,604	$310,088	$229,567

	Three Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006
	Revenues from Real Estate
	Operations		Operating Expenses

Commercial Group	$197,434	$175,350	$102,549	$87,379
Commercial Group Land Sales	5,593	20,989	3,266	11,353
Residential Group	66,807	55,083	45,650	36,219
Land Development Group	10,733	20,816	12,097	12,999
The Nets	—	—	—	—
Corporate Activities	—	—	13,877	7,789

	$280,567	$272,238	$177,439	$155,739

	Three Months Ended April 30,		Three Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006	2007	2006
					Depreciation and Amortization
	Interest and Other Income		Interest Expense		Expense

Commercial Group	$1,938	$885	$47,369	$43,371	$45,589	$29,106
Residential Group	3,941	9,930	14,890	12,058	14,476	11,927
Land Development Group	5,010	3,546	2,306	1,829	178	45
The Nets	—	—	—	—	—	—
Corporate Activities	607	527	13,842	10,173	557	339

	$11,496	$14,888	$78,407	$67,431	$60,800	$41,417

	Three Months Ended April 30,		Three Months Ended April 30,
	2007	2006	2007	2006
			Earnings Before Depreciation,
	Earnings Before Income Taxes		Amortization & Deferred Taxes
	(EBIT) (1)		(EBDT)

Commercial Group	$3,140	$24,609	$44,801	$48,597
Residential Group	(3,348)	4,715	12,490	23,815
Gain on disposition of equity method property	2,106	—	—	—
Land Development Group	657	16,320	(2,697)	6,850
The Nets	(3,251)	(8,701)	(2,050)	(5,375)
Corporate Activities	(27,669)	(17,774)	(18,015)	(10,548)

	$(28,365)	$19,169	$34,529	$63,339

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.	Segment Information (continued)
Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to Net Earnings by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended April 30, 2007	Group	Group	Group	The Nets	Activities	Total

EBDT	$44,801	$12,490	$(2,697)	$(2,050)	$(18,015)	$34,529
Depreciation and amortization – Real Estate Groups	(46,426)	(17,969)	(114)	—	—	(64,509)
Amortization of mortgage procurement costs – Real Estate Groups	(2,026)	(752)	(141)	—	—	(2,919)
Deferred taxes – Real Estate Groups	470	4,358	3,185	—	3,161	11,174
Straight-line rent adjustment	4,147	4	(1)	—	—	4,150
Preference payment (3)	(898)	—	—	—	—	(898)
Gain on disposition of equity method rental properties, net of tax	—	1,292	—	—	—	1,292

Net earnings (loss)	$68	$(577)	$232	$(2,050)	$(14,854)	$(17,181)

Three Months Ended April 30, 2006

EBDT	$48,597	$23,815	$6,850	$(5,375)	$(10,548)	$63,339
Depreciation and amortization – Real Estate Groups	(29,508)	(15,076)	(31)	—	—	(44,615)
Amortization of mortgage procurement costs – Real Estate Groups	(1,966)	(869)	—	—	—	(2,835)
Deferred taxes – Real Estate Groups	(6,582)	(3,123)	2,853	—	(477)	(7,329)
Straight-line rent adjustment	1,517	11	(1)	—	—	1,527
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization – Real Estate Groups	(1,679)	(906)	—	—	—	(2,585)
Amortization of mortgage procurement costs – Real Estate Groups	(54)	(20)	—	—	—	(74)
Deferred taxes – Real Estate Groups	—	23	—	—	—	23
Straight-line rent adjustment	(396)	—	—	—	—	(396)
Gain on disposition of rental properties	46,203	—	—	—	—	46,203

Net earnings (loss)	$56,132	$3,855	$9,671	$(5,375)	$(11,025)	$53,258

(1)	See Consolidated Statements of Earnings on page 3 for reconciliation of EBIT to net earnings.

(2)	See Note C — Discontinued Operations starting on page 13 for more information.

(3)	The preference payment of $898,000 represents one quarter’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Company portfolio.
K.	Subsequent Events
On May 8, 2007, the Company sold Landings of Brentwood, a 724-unit apartment complex in Nashville, Tennessee for $68,500,000. The Company’s gain on disposition as a result of the sale is estimated to be approximately $25,000,000.
In June 2007, the Company’s 13-member bank group approved an amended and restated bank revolving credit facility. The amended facility extends the maturity date until March 2010 and reduces the spread on the LIBOR rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contains an accordion provision that allows the Company to increase its availability by $150,000,000 to $750,000,000 at any time prior to maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2007.
RESULTS OF OPERATIONS
We report our results of operations by each of our three strategic business units as we believe this provides the most meaningful understanding of our financial performance. In addition to our three strategic business units, we have two additional segments: the Nets and Corporate Activities.
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments, adaptive re-use developments and supported-living communities. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. New York City operations are part of the Commercial Group or Residential Group depending on the nature of the operations. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. Real Estate Groups are the combined Commercial, Residential and Land Development Groups. The Nets, a franchise of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, is a reportable segment of the Company.
We have approximately $9.2 billion of assets in 26 states and the District of Columbia at April 30, 2007. Our core markets include New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and California. We have offices in Boston, Chicago, Denver, Los Angeles, London (England), New York City, San Francisco, Washington, D.C., and our corporate headquarters are in Cleveland, Ohio.
Overview
Significant milestones occurring during the first quarter of 2007 included:
•	The opening of Promenade Bolingbrook, an open-air town center located in Bolingbrook, Illinois;

•	Closing $449 million in mortgage financing transactions at attractive interest rates;

•	Signing an agreement with the Presidio Trust to redevelop a former public health service hospital in the Presidio of San Francisco into an apartment community; and

•	Being named the Multifamily Development Firm of the Year by the National Association of Home Builders (NAHB) in their Pillars of the Industry Awards program.
In June 2007, our 13-member bank group approved an amended and restated bank revolving credit facility. The amended facility extends the maturity date until March 2010 and reduces the spread on the LIBOR rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contains an accordion provision that allows us to increase our availability by $150,000,000 to $750,000,000 at any time prior to maturity.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

Net Earnings — Net earnings (loss) for the three months ended April 30, 2007 was ($17,181,000) versus $53,258,000 for the three months ended April 30, 2006. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•	$46,203,000 ($75,298,000, pre-tax) related to the 2006 gains on disposition of two consolidated Commercial properties, Hilton Times Square, a 444-room hotel located in Manhattan, New York and G Street, a specialty retail center located in Philadelphia, Pennsylvania;

•	$9,439,000 ($15,498,000, pre-tax) related to decreased earnings in 2007 reported in the Land Development Group primarily due to a decrease in land sales at Waterbury in North Ridgeville, Ohio, Stapleton, in Denver, Colorado and Tangerine Crossing in Tucson, Arizona;

•	$4,878,000 ($7,950,000, pre-tax) related to income recognition on the sale of state and federal Historic Preservation Tax Credits in 2006 that did not recur at the same level;

•	$4,809,000 ($7,837,000, pre-tax) related to management’s approved plan to demolish two buildings owned by us adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to this new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in accelerated depreciation expense;

•	$4,718,000 ($7,689,000, pre-tax) related to decreases in Commercial Group outlot land sales in 2007 primarily at Simi Valley in Simi Valley, California which was partially offset by an increase in land sales in 2007 at Victoria Gardens in Rancho Cucamonga, California;

•	$1,631,000 ($2,658,000, pre-tax) related to an increase in depreciation and amortization for amounts recorded as tangible and intangible assets, which were a result of the purchase price allocation for the New York portfolio transaction that closed in November 2006;

•	$1,166,000 ($1,901,000, pre-tax) related to increased write-offs of abandoned development projects in 2007;

•	$1,109,000 ($1,719,000, pre-tax) related to stock-based compensation accounted for under SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”);

•	$888,000 ($1,447,000, pre-tax) in 2007 related to the fair market value adjustments of certain of our 10-year forward swaps which were marked to market as additional interest expense as a result of the derivatives not qualifying for hedge accounting (See the Interest Rate Exposure section); and

•	$765,000 ($1,246,000, pre-tax) in 2007 related to the early extinguishment of nonrecourse mortgage debt primarily at Columbia Park Center, a specialty retail center located in North Bergen, New Jersey in order to secure more favorable financing terms.
These decreases were partially offset by the following increases, net of tax and minority interest:
•	$3,325,000 ($5,450,000, pre-tax) related to the decreased losses from our equity investment in the New Jersey Nets basketball team; and

•	$1,292,000 ($2,106,000, pre-tax) related to the 2007 gain on disposition of one equity method Residential property, White Acres, an apartment community located in Richmond Heights, Ohio.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, interest and other income, equity in earnings (loss) of unconsolidated entities, operating expenses and interest expense incurred by each segment for the three months ended April 30, 2007 and 2006, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended April 30,
	2007	2006	Variance
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$197,434	$175,350	$22,084
Commercial Group Land Sales	5,593	20,989	(15,396)
Residential Group	66,807	55,083	11,724
Land Development Group	10,733	20,816	(10,083)
The Nets	—	—	—
Corporate Activities	—	—	—

Total Revenues from Real Estate Operations	$280,567	$272,238	$8,329

Interest and Other Income
Commercial Group	$1,938	$885	$1,053
Residential Group	3,941	9,930	(5,989)
Land Development Group	5,010	3,546	1,464
The Nets	—	—	—
Corporate Activities	607	527	80

Total Interest and Other Income	$11,496	$14,888	$(3,392)

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$1,467	$1,518	$(51)
Residential Group	1,466	639	827
Gain on disposition of White Acres	2,106	—	2,106
Land Development Group	(427)	6,923	(7,350)
The Nets	(3,251)	(8,701)	5,450
Corporate Activities	—	—	—

Total Equity in Earnings (Loss) of Unconsolidated Entities	$1,361	$379	$982

Operating Expenses
Commercial Group	$102,549	$87,379	$15,170
Cost of Commercial Group Land Sales	3,266	11,353	(8,087)
Residential Group	45,650	36,219	9,431
Land Development Group	12,097	12,999	(902)
The Nets	—	—	—
Corporate Activities	13,877	7,789	6,088

Total Operating Expenses	$177,439	$155,739	$21,700

Interest Expense
Commercial Group	$47,369	$43,371	$3,998
Residential Group	14,890	12,058	2,832
Land Development Group	2,306	1,829	477
The Nets	—	—	—
Corporate Activities	13,842	10,173	3,669

Total Interest Expense	$78,407	$67,431	$10,976

Commercial Group
Revenues from real estate operations — Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $6,688,000, or 3.41%, for the three months ended April 30, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $5,102,000 related to the buyout of our partner in Galleria at Sunset, a regional mall in Henderson, Nevada, previously accounted for on the equity method of accounting;

•	Increase of $5,003,000 related to new property openings, as noted in the table on page 27;

•	Increase of $3,353,000 related to an increase in rents primarily at the following regional malls: Victoria Gardens, Simi Valley Town Center, Promenade in Temecula, South Bay Galleria and Antelope Valley, all of which are located in California;

•	Increase of $1,862,000 related to the amortization to straight-line rent of above and below market leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction;

•	Increase of $1,243,000 primarily related to reduced vacancies at 42nd Street Retail, a specialty retail center located in New York and Short Pump Town Center located in Richmond, Virginia; and

•	Increase of $600,000 related to revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman, a development project in Manhattan, New York.
These increases were partially offset by the following decreases:
•	Decrease of $15,396,000 ($16,490,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Simi Valley in Simi Valley, California, and Promenade Bolingbrook in Bolingbrook, Illinois.
The balance of the remaining increase in revenues from real estate operations of approximately $4,921,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses increased $7,083,000, or 7.17%, for the three months ended April 30, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $3,993,000 related to new property openings, as noted in the table below;

•	Increase of $1,500,000 related to the buyout of our partner in Galleria at Sunset in the third quarter of 2006, previously accounted for on the equity method of accounting;

•	Increase of $600,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority which is included in revenues from real estate operations as discussed above;

•	Increase of approximately $600,000 primarily related to the write-off of costs associated with a potential acquisition in 2007, which is no longer being pursued; and

•	Increase of $486,000 related to write-offs of abandoned development projects.
These increases were partially offset by the following decreases:
•	Decrease of $8,087,000 ($8,747,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Simi Valley and Promenade Bolingbrook.
The balance of the remaining increase in operating expenses of approximately $7,991,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $3,998,000, or 9.22%, for the three months ended April 30, 2007 compared to the same period in the prior year. The increase is primarily attributable to the fair value adjustment of 10-year forward swaps marked to market as additional interest expense of $1,447,000 and the openings of the properties listed in the table below.
The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened/acquired properties for the three months ended April 30, 2007 compared to the same period in the prior year (dollars in thousands):

				Revenue
				from Real
		Quarter/Year	Square	Estate	Operating
Property	Location	Opened/Acquired	Feet	Operations	Expenses

Retail Centers:
Northfield at Stapleton	Denver, Colorado	Q4-2005/Q1-2006/ Q3-2006	1,170,000	$2,305	$1,775
Promenade Bolingbrook(1)	Bolingbrook, Illinois	Q1-2007	736,000	—	831

Office Buildings:
Commerce Court	Pittsburgh, Pennsylvania	Q1-2007 (2)	378,000	1,039	444
Illinois Science and Technology Park – Building A	Skokie, Illinois	Q4-2006	225,000	847	475
Illinois Science and Technology Park – Building P	Skokie, Illinois	Q4-2006	127,000	212	260
Edgeworth Building	Richmond, Virginia	Q4-2006	142,000	405	166
Stapleton Medical Office Building	Denver, Colorado	Q3-2006	45,000	195	42

Total				$5,003	$3,993

(1)	This property opened on April 26, 2007.

(2)	Acquired property.

Residential Group
Revenues from real estate operations - Revenues from real estate operations for the Residential Group increased by $11,724,000, or 21.3%, during the three months ended April 30, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $3,983,000 related to military housing fee income from the management and development of units in Hawaii and Illinois;

•	Increase of $2,815,000 related to an increase in rents and occupancies primarily at the following properties: Metro 417 in Los Angeles, California, 100 Landsdowne Street in Cambridge, Massachusetts, Sterling Glen of Ryebrook in Ryebrook, New York and Sterling Glen of Lynbrook in Lynbrook, New York;

•	Increase of $1,639,000 related to the buyout of our partners at Midtown Towers in Parma, Ohio and Village Green in Beachwood, Ohio previously accounted for on the equity method of accounting; and

•	Increase of $1,366,000 related to new property openings as noted in the table below.
The balance of the remaining increase of approximately $1,921,000 was generally due to fluctuations in other mature properties.
Operating and Interest Expenses — Operating expenses for the Residential Group increased by $9,431,000, or 26.0%, during the three months ended April 30, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $2,456,000 related to management expenditures associated with military housing fee income;

•	Increase of $1,416,000 in write-offs of abandoned development projects;

•	Increase of $1,207,000 related to the buyout of our partners at Midtown Towers and Village Green; and

•	Increase of $711,000 related to new property openings as noted in the table below.
The balance of the remaining increase of approximately $3,641,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $2,832,000, or 23.5%, during the three months ended April 30, 2007 compared to the same period in the prior year. The increase is primarily attributable to openings of the properties in the table below and acquisitions.
The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the three months ended April 30, 2007 compared to the same period in the prior year (dollars in thousands):

				Revenue
				from
		Quarter/Year	Number	Real Estate	Operating
Property	Location	Opened	of Units	Operations	Expenses

1251 S. Michigan	Chicago, Illinois	Q1-2006	91	$155	$146
Sky55	Chicago, Illinois	Q1-2006	411	1,211	565

Total				$1,366	$711

Land Development Group
Revenues from real estate operations — Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land that we believe is in good markets throughout the country. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry that are anticipated to continue throughout the year. Interest income for the Land Development Group is discussed beginning on page 30. Revenues from real estate operations for the Land Development Group decreased by $10,083,000 for the quarter ended April 30, 2007 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $4,840,000 in land sales at Stapleton in Denver, Colorado;

•	Decrease of $4,442,000 in land sales at Waterbury in North Ridgeville, Ohio;

•	Decrease of $2,394,000 in land sales at Tangerine Crossings in Tucson, Arizona; and

•	Decrease of $1,334,000 in land sales primarily at three major land development projects, Suncoast Lakes in Pasco County, Florida, Creekstone in Copley, Ohio and New Haven in Barberton, Ohio, combined with several other sales decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $1,122,000 in land sales at Rockport Square in Lakewood, Ohio; and

•	Increase of $1,805,000 in land sales primarily at one major land development project, Mill Creek in York County, South Carolina, combined with several other sales increases at various land development projects.
Operating and Interest Expenses — Operating expenses decreased by $902,000 for the three months ended April 30, 2007 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $1,532,000 at Stapleton primarily related to decreased land sales;

•	Decrease of $1,384,000 at Waterbury primarily related to decreased land sales; and

•	Decrease of $1,834,000 primarily related to decreased land sales at three major land development projects, Suncoast Lakes, Creekstone and New Haven, combined with several other expense decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $1,407,000 at Rockport Square primarily related to increased land sales; and

•	Increase of $2,441,000 primarily at one major land development project, Mill Creek, combined with several other expense increases at various land development projects.
Interest expense increased by $477,000 for the three months ended April 30, 2007 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in the Nets incurred a pre-tax loss of $3,251,000 and $8,701,000 for the three months ended April 30, 2007 and 2006, respectively, representing a decrease in expense of $5,450,000 compared to the same period in the prior year. For the three months ended April 30, 2007 and 2006, we recognized approximately 9% and 30% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets.
Included in the losses for the three months ended April 30, 2007 and 2006 are approximately $2,341,000 and $6,853,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team and our share of insurance premiums purchased on policies related to the standard indemnification required by the NBA. The remainder of the loss substantially relates to the operations of the team. The team is expected to operate at a loss in 2007 comparable to prior years and will require additional capital from its members to fund the loss. As a result, our percentage share of losses to be recognized over the remainder of the year is expected to be comparable to that recognized in prior years.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $6,088,000 for the three months ended April 30, 2007 compared to the same period in the prior year. The increase was primarily related to $1,260,000 of stock-based compensation costs which is primarily the result of awards granted to retirement-eligible grantees, $1,940,000 of payroll costs, $606,000 of charitable contributions and the remaining amount related to general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense increased by $3,669,000 for the three months ended April 30, 2007 compared to the same period in prior year primarily associated with increased borrowings on the bank revolving credit facility and interest on the $287,500,000 of 3.625% puttable equity-linked senior notes which were issued in October 2006.

Other Activity
The following items are discussed on a consolidated basis.
Provision for Decline in Real Estate
We review our real estate portfolio, including land held for development or sale, to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. In cases where we do not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in our real estate portfolio pursuant to the guidance established in SFAS No. 144.
There was no provision for decline in real estate recorded for the three months ended April 30, 2007 or 2006.
Depreciation and Amortization
We recorded depreciation and amortization of $60,800,000 and $41,417,000 for the three months ended April 30, 2007 and 2006, respectively. Depreciation and amortization increased $19,383,000 for the three months ended April 30, 2007 compared to the same period in the prior year. This increase is primarily the result of management’s approval to demolish two buildings adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in $7,837,000 of accelerated depreciation. Also included in this increase is $2,658,000 related to amounts recorded as tangible and intangible assets, which were a result of the purchase price allocation for the New York portfolio transaction that closed in November 2006 and $1,623,000 of amortization expense related to capitalized software costs. The remainder of the increase is primarily attributable to acquisitions and new property openings.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three months ended April 30, 2007 and 2006, we recorded amortization of mortgage procurement costs of $2,599,000 and $2,946,000, respectively. Amortization of mortgage procurement costs decreased $347,000 for the three months ended April 30, 2007 compared to the same period in the prior year.
Loss on Early Extinguishment of Debt
For the three months ended April 30, 2007, we recorded $2,544,000 as loss on early extinguishment of debt, which represents the impact of early extinguishment of nonrecourse mortgage debt at Columbia Park Center, a specialty retail center located in North Bergen, New Jersey, in order to secure more favorable financing terms. For the three months ended April 30, 2006, we recorded $803,000 as loss on early extinguishment of debt, which represents the impact of early extinguishment of the construction loan at Simi Valley Town Center, a retail center located in Simi Valley, California, in order to obtain permanent financing.
Interest and Other Income
Interest and other income was $11,496,000 for the three months ended April 30, 2007 compared to $14,888,000 for the three months ended April 30, 2006 representing a decrease of $3,392,000. This decrease was primarily the result of the following:
–	Residential Group
•	Decrease of $7,950,000 related to the income recognition on the sale of state and federal Historic Preservation Tax Credits.
This decrease was partially offset by the following increases:
–	Residential Group
•	Increase of $908,000 related to interest income earned by Forest City Capital Corporation (“FCCC”) primarily on the total rate of return swaps (“TRS”).
–	Land Development Group
•	Increase of $872,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the Denver Urban Renewal Authority (“DURA”) bonds (see “Financing Arrangements” section);

•	Increase of $404,000 related to interest income earned by Stapleton Land, LLC on the TRS (see “Financing Arrangements” section); and

•	Increase of $77,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds (see “Financing Arrangements” section).

The balance of the remaining increase in interest and other income of approximately $2,297,000 was due to other general investing activities.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $1,361,000 for the three months ended April 30, 2007 compared to $379,000 for the three months ended April 30, 2006, representing an increase of $982,000. This increase was primarily the result of the following activities that occurred within our equity method investments:
–	The Nets
•	Increase of $5,450,000 due to a reduction in our proportionate share of the loss related to our equity investment in the Nets.
–	Residential Group
•	Increase of $2,106,000 related to the 2007 gain on disposition of White Acres, an apartment community located in Richmond Heights, Ohio; and

•	Increase of $541,000 related to the recognition of revenue related to the sale of units at 1100 Wilshire, a condominium project located in Los Angeles, California.
These increases were partially offset by the following decreases:
–	Land Development Group
•	Decrease of $4,386,000 primarily related to decreased land sales in Mayfield Village, Ohio; and

•	Decrease of $2,330,000 primarily related to decreased land sales at Suncoast Lakes, located in Pasco County, Florida and Canterbury Crossing, located in Parker, Colorado.
–	Commercial Group
•	Decrease of $999,000 due to the consolidation of Galleria at Sunset, a regional mall in Henderson, Nevada in the third quarter of 2006 due to the buy-out of our partner.
The balance of the remaining increase of approximately $600,000 was due to fluctuations in the operations of equity method investments.
Income Taxes
Income tax expense (benefit) for the three months ended April 30, 2007 and 2006 was $(13,732,000) and $7,166,000, respectively. The difference in the income tax benefit reflected in the Consolidated Statements of Earnings for the three months ended April 30, 2007 versus the income tax benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits and various permanent differences between pre-tax GAAP income and taxable income. At January 31, 2007, we had a net operating loss carryforward for tax purposes of $90,825,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2027, a charitable contribution deduction carryforward of $37,942,000 that will expire in the years ending January 31, 2008 through January 31, 2012, general business credit carryovers of $12,865,000 that will expire in the years ending January 31, 2008 through 2027 and an alternative minimum tax (“AMT”) credit carryforward of $27,067,000 that is available to be used to reduce Federal tax to the AMT amount. We have a full valuation allowance against the deferred tax asset associated with our charitable contributions because management believes at this time that it is more likely than not that we will not realize these benefits. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
We apply the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The carryforwards reported in the preceding paragraph reflect the amounts that will be presented on the January 31, 2007 tax return and include a stock-based compensation deduction of $26,129,000. Under the “with-and-without” approach, no excess tax benefit from stock-based compensation is recorded by us until we have utilized our existing net operating losses. Accordingly, we have not recorded a net deferred tax asset of approximately $7,797,000 from excess stock-based compensation deductions.
Refer to the New Accounting Standards section for discussion of our implementation of FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”).

Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three months ended April 30, 2007 and 2006. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Landings of Brentwood, an apartment community in Nashville, Tennessee, was held for sale at April 30, 2007. Landings of Brentwood’s assets and liabilities as of April 30, 2007 are presented in the table below. The earnings of Landings of Brentwood have not been reclassified to discontinued operations for the three months ended April 30, 2007 as the results do not have a material impact on the Consolidated Statement of Earnings.

April 30,
2007
(in thousands)
Assets
Real estate	$42,578
Cash and equivalents	29
Restricted cash	3,602
Notes and accounts receivable, net	96
Other assets	560

Total Assets	$46,865

Liabilities
Mortgage debt, nonrecourse	$35,725
Accounts payable and accrued expenses	1,627

Total Liabilities	$37,352

The following table lists the consolidated rental properties included in discontinued operations:

				Three Months	Three Months
		Square Feet/	Quarter/ Year	Ended	Ended
Property	Location	Number of Units	Disposed	4/30/2007	4/30/2006

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	—	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	—	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	—	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	—	Yes

Residential Group:
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	—	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	—	Yes

The operating results related to discontinued operations were as follows:

Three Months
Ended
April 30, 2006
(in thousands)
Revenues	$22,776

Expenses
Operating expenses	18,941
Depreciation and amortization	2,315

21,256

Interest expense	(3,543)
Amortization of mortgage procurement costs	(113)

Interest income	682
Gain on disposition of rental properties	136,384

Earnings before income taxes	134,930

Income tax expense (benefit)
Current	(563)
Deferred	29,101

28,538

Earnings before minority interest	106,392

Minority interest, net of tax
Gain on disposition of rental properties	61,086
Operating loss from rental properties	(12)

61,074

Net earnings from discontinued operations	$45,318

Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of rental properties, before tax and minority interest, for the three months ended April 30, 2007 and 2006:

		Three Months Ended April 30,
		2007	2006
		(in thousands)
Discontinued Operations:
Hilton Times Square Hotel (1)	Manhattan, New York	$—	$135,945
G Street Retail (Specialty Retail Center)	Philadelphia, Pennsylvania	—	439

Total		$—	$136,384

(1)	We elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of the gain on an equity method investment disposed of during the three months ended April 30, 2007, which is included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings. There were no equity method investments disposed of during the three months ended April 30, 2006.

		Three Months Ended April 30,
		2007	2006
		(in thousands)
White Acres (Apartments)	Richmond Heights, Ohio	$2,106	$—

We disposed of our interest in White Acres in a non-monetary exchange for the remaining outside interest in Midtown Towers, which was also an equity method investment. We have accounted for the non-monetary transaction based upon the fair value of the equity method investments exchanged, which resulted in the above gain of $2,106,000.

FINANCIAL CONDITION AND LIQUIDITY
We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Our principal sources of funds are cash provided by operations, the bank revolving credit facility, refinancings of nonrecourse mortgage debt, dispositions of mature properties and proceeds from the issuance of senior notes. Our principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for our existing portfolio, payments on nonrecourse mortgage debt, payments on our bank revolving credit facility and retirement of senior notes previously issued. The discussion below under Bank Revolving Credit Facility and Senior and Subordinated Debt outline events that have enhanced our liquidity and financial flexibility which will be important in our efforts to continue to develop and acquire quality real estate assets.
Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules which substantially modify the registration, communications and offering procedures under the Securities Act of 1933. These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are a WKSI as of April 30, 2007. In the meantime, we may still issue securities under our existing shelf registration statement described below.
Bank Revolving Credit Facility
The bank revolving credit facility as amended June 30, 2006 provides, among other things, for 1) available borrowings up to $600,000,000; 2) at our election, interest rates of 1.75% over the London Interbank Offered Rate (“LIBOR”) or 1/2% over the prime rate (we generally elect 1.75% over LIBOR); 3) a maturity date of March 2009; 4) maintenance of debt service coverage ratios and specified levels of net worth (as defined in the credit facility); 5) dividend and stock repurchase limitation of $40,000,000 per annual period; and 6) the ability to use up to $100,000,000 of available borrowings for letters of credit or surety bonds. On October 3, 2006, the bank revolving credit facility was further amended to provide us the ability to repurchase shares of outstanding Class A common stock using proceeds from the issuance of the 3.625% Puttable Equity-Linked Senior Notes (as described below) in an aggregate amount not to exceed $50,000,000. There were $83,760,000 in letters of credit and $-0- in surety bonds outstanding at April 30, 2007.
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
The outstanding balance of the bank revolving credit facility was $140,000,000 and $-0- at April 30, 2007 and January 31, 2007, respectively.
Subsequent to April 30, 2007, our 13-member bank group approved an amended and restated bank revolving credit facility. Refer to Subsequent Events Section.
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at both April 30, 2007 and January 31, 2007 (in thousands):

Senior Notes
3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000
6.500% Senior Notes due 2017	150,000
7.375% Senior Notes due 2034	100,000

Total Senior Notes	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	20,400
Subordinate Tax Revenue Bonds due 2013	29,000

Total Subordinated Debt	49,400

Total Senior and Subordinated Debt	$886,900

Puttable Equity-Linked Senior Notes
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of our Class A common stock, to repay the outstanding balance of $190,000,000 under our bank revolving credit facility (see above) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007. We may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture.
If a note is put to us, a holder would receive (i) cash equal to the lesser of the principal amount of the note or the put value and (ii) to the extent the put value exceeds the principal amount of the note, shares of our Class A common stock, cash, or a combination of Class A common stock and cash, at our option. The initial put value rate was 15.0631 shares of Class A common stock per $1,000 principal amount of notes (equivalent to a put value price of $66.39 per share of Class A common stock). The put value rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change,” as defined, occurs prior to the maturity date, we will in some cases increase the put value rate for a holder that elects to put its notes to us.
We entered into a registration rights agreement that required a shelf registration statement to be filed within 90 days and declared effective under the United States Securities Act of 1933 (“Securities Act”) within 180 days after October 10, 2006. We filed a shelf registration statement under the Securities Act for the resale of the notes and the Class A common stock issuable upon our exercise of the net share settlement option on January 4, 2007 and it was immediately effective due to our status as a WKSI. We will use our best efforts to keep the shelf registration statement effective until the earliest of: (1) the date all of the registrable securities have been sold pursuant to the shelf registration statement; (2) the expiration of the holding period under Rule 144(k) under the Securities Act, or any successor provision; or (3) two years from the date the shelf registration statement is declared effective. We refer to each of the following as an effective failure: (1) the shelf registration statement ceases to be effective, or (2) we suspend the use of the prospectus or the holders are otherwise prevented or restricted by us from effecting sales pursuant to the shelf registration statement, and either continues for more than 30 days, whether or not consecutive, in any 90-day period, or for more than 90 days, whether or not consecutive, during any 12-month period.
Upon the occurrence of an effective failure, we will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. The maximum potential additional amounts that could be required to be paid by us is approximately $2,674,000 for the two year period in which the shelf registration is required to be effective. At April 30, 2007, we, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies”, have concluded that it is not probable we will be required to pay additional amounts as a result of an effective failure.
Concurrent with the issuance of the notes, we purchased a call option on our Class A common stock in a private transaction. The purchased call option allows us to receive shares of our Class A common stock and/or cash from counterparties equal to the amounts of Class A common stock and/or cash related to the excess put value that we would pay to the holders of the notes if put to us. These purchased call options will terminate upon the earlier of the maturity dates of the notes or the first day all of the notes are no longer outstanding due to a put or otherwise. The purchased call options, which cost an aggregate $45,885,000 ($28,155,000 net of the related tax benefit), were recorded net of tax as a reduction of shareholders’ equity through additional paid-in capital during the year ended January 31, 2007. In a separate transaction, we sold warrants to issue shares of our Class A common stock at an exercise price of $74.35 per share in a private transaction. If the average price of our Class A common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of our Class A common stock. Proceeds received from the issuance of the warrants totaled approximately $28,923,000 and were recorded as an addition to shareholders’ equity through additional paid-in capital during the year ended January 31, 2007.

Other Senior Notes
Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at April 30, 2007.
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
Subordinated Debt
In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. We have entered into a TRS for the benefit of these bonds that expires on September 15, 2008. Under this TRS, we receive a rate of 8.25% and pay the Bond Market Association (“BMA”) rate plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
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
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005. The District used a portion of the proceeds to repay developer advances and accrued interest of $30,271,000 to Stapleton Land, LLC.
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided collateral of approximately $10,000,000 which is recorded in the Consolidated Balance Sheets. For the three months ended April 30, 2007, we recorded approximately $231,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, approximately $158,000 is fee interest income and $73,000 is interest income on the collateral. For the three months ended April 30, 2006, we recorded approximately $237,000 of interest income related to this arrangement in the Consolidated Statement of Earnings. Of the interest income amount, approximately $158,000 is fee interest income and $79,000 is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At April 30, 2007, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. During 2006, the District withdrew $20,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately sold the Converted Bonds to investment banks and we simultaneously entered into TRS with a notional amount of $20,000,000. We receive a fixed rate of 8.5% and pay BMA plus a spread on the TRS. We determined the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control, and therefore the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. We have classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The fair value of the Converted Bonds was approximately $20,000,000 at both April 30, 2007 and January 31, 2007. For the three months ended April 30, 2007, we recorded $404,000 of interest income and $190,000 of interest expense related to the TRS in the Consolidated Statement of Earnings. As of April 30, 2007 no further draws have been made by the District.
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
We have concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope FASB Interpretation FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The purchase obligation and the Fee have been accounted for as a derivative with changes in fair value recorded through earnings.
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $17,096,000 at April 30, 2007 and $15,090,000 at January 31, 2007 is recorded in other assets in the Consolidated Balance Sheets, respectively. For the three months ended April 30, 2007 and 2006, we reported interest income of approximately $2,006,000 and $1,134,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays BMA plus 60 basis points on the TRS (Stapleton Land, LLC paid BMA plus 160 basis points for the first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives BMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. The change in the fair value of the TRS is marked to market through earnings. The fair value of the TRS was $-0- and $255,000 at April 30 and January 31, 2007, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. Stapleton Land, LLC has funded $3,031,000 of this commitment as of April 30, 2007.

Mortgage Financings
Our primary capital strategy seeks to isolate the financial risk at the property level to maximize returns and reduce risk on and of our equity capital. Our mortgage debt is nonrecourse, including our construction loans. We operate as a C-corporation and retain substantially all of our internally generated cash flows. We recycle this cash flow, together with refinancing and property sale proceeds to fund new development and acquisitions that we believe will drive favorable returns for our shareholders. This strategy has historically provided us with the necessary liquidity to take advantage of investment opportunities, and we believe will continue to do so in the future.
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
We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2007 and 2008. During the three months ended April 30, 2007, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Loan extensions	$186,140
Development projects and acquisitions (1)	169,642
Refinancings	93,500

$449,282

(1)	$154,125 of the $169,642 relates to development projects and represents the full amount available to be drawn on the loan.
Interest Rate Exposure
At April 30, 2007, the composition of nonrecourse mortgage debt was as follows:

				Total
		Development		Weighted
	Operating	and Land		Average
	Properties	Projects	Total	Rate
		(dollars in thousands)
Fixed (1)	$3,721,256	$37,169	$3,758,425	6.14%
Variable (2)
Taxable	485,537	451,009	936,546	6.86%
Tax-Exempt	669,102	93,875	762,977	4.75%

	$4,875,895	$582,053	$5,457,948	6.07%

Commitment from lenders		$1,149,267

(1)	Fixed rate debt of $3,758,425 as of April 30, 2007 includes $94,898 of Urban Development Action Grants (“UDAGs”) at 2.06%.

(2)	Taxable variable-rate debt of $936,546 and tax-exempt variable-rate debt of $762,977 as of April 30, 2007 is protected with swaps and caps described below.
To mitigate short-term variable-interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)
	Notional	Average	Notional	Average Base
Period Covered	Amount	Base Rate	Amount	Rate
	(dollars in thousands)
05/01/07-02/01/08 (2)	$1,022,876	6.16%	$350,586	4.72%
02/01/08-02/01/09	1,056,089	7.19	49,690	4.54
02/01/09-02/01/10	91,413	5.20	48,432	4.54
02/01/10-02/01/11	73,500	5.00	47,081	4.54

(1)	Excludes the 10-year forward swaps discussed below.

(2)	These LIBOR-based hedges as of May 1, 2007 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2008.

Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps
	Notional	Average
Period Covered	Amount	Base Rate
	(dollars in thousands)
05/01/07-02/01/08	$266,558	5.83%
02/01/08-02/01/09	219,310	5.97
02/01/09-02/01/10	158,000	6.07
02/01/10-02/01/11	10,800	6.96
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
For anticipated fixed-rate financings, the interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the 10-year swap rate. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap attributed to that financing. The table below lists the 10-year forward swaps outstanding as of April 30, 2007 (in thousands):
Forward Swaps

			Property Accounted for
			under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate

2008	$258,920	5.76%	$—	—
2009	$440,000	5.69%	$—	—
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$—	—	$—	—

(1)	As these 10-year forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.
For the three months ended April 30, 2007 and 2006, we recorded $1,447,000 and $-0-, respectively, of interest expense related to our 10-year forward swaps in our Consolidated Statements of Earnings, which represents the change in fair value of the swap that did not qualify for hedge accounting.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2007, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $3,276,000 at April 30, 2007. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,779,000 at April 30, 2007. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the BMA rate. Additionally, we and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At April 30, 2007, the aggregate notional amount of TRS in which we and the Joint Ventures have an interest is approximately $395,556,000. The fair value of such contracts is immaterial at April 30, 2007 and January 31, 2007. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.

Cash Flows
Operating Activities
Net cash used in operating activities was $9,198,000 for the three months ended April 30, 2007. Net cash provided by operating activities was $81,471,000 for the three months ended April 30, 2006. The decrease in net cash provided by operating activities in the three months ended April 30, 2007 compared to the three months ended April 30, 2006 of $90,669,000 is the result of the following (in thousands):

Decrease in rents and other revenues received	$(28,351)
Decrease in interest and other income received	(5,588)
Decrease in cash distributions from unconsolidated entities	(5,625)
Decrease in proceeds from land sales – Land Development Group	(12,283)
Decrease in proceeds from land sales – Commercial Group	(14,160)
Decrease in land development expenditures	6,359
Increase in operating expenditures	(23,466)
Increase in interest paid	(7,555)

Net decrease in cash provided by operating activities	$(90,669)

\

Investing Activities
Net cash used in investing activities was $314,492,000 and $254,522,000 for the three months ended April 30, 2007 and 2006, respectively.
The net cash used in investing activities consisted of the following:

	Three Months Ended April 30,
	2007	2006
	(in thousands)
Capital expenditures*	$(310,088)	$(229,567)

Payment of lease procurement costs and other assets	(8,865)	(5,783)

(Increase) decrease in restricted cash to be used for capital expenditures and other investing activities:
Victoria Gardens, a retail center in Rancho Cucamonga, California	13,112	14,357
Atlantic Yards, a commercial development project in Brooklyn, New York	3,329	6,252
Illinois Science and Technology Park – Building A, an office building in Skokie, Illinois	(5,062)	—
Tobacco Row – Cameron Kinney, a residential development project in Richmond, Virginia	(2,000)	—
Simi Valley Town Center, a retail center in Simi Valley, California	—	(6,534)
Sale proceeds released from escrow for current acquisitions or (placed in) escrow for future acquisitions:
Battery Park City, a specialty retail center in Manhattan, New York	25,125	—
Hilton Times Square, a hotel in Manhattan, New York	—	(108,408)
Other	(2,395)	(1,612)

Subtotal	$32,109	$(95,945)

Proceeds from disposition of rental properties:
Hilton Times Square, a hotel in Manhattan, New York	$—	$120,400
G Street, a retail center in Philadelphia, Pennsylvania	—	805

Subtotal	$—	$121,205

(Increase) decrease in investments in and advances to affiliates:
Land Development:
Mesa del Sol, an unconsolidated project in Covington, New Mexico	$(2,342)	$(4,564)
Residential Projects:
Mercury, an unconsolidated condominium development project in Los Angeles, California	(1,644)	(1,333)
Met Lofts, an unconsolidated apartment complex in Los Angeles, California	(1,865)	(1,442)
Uptown Apartments, an unconsolidated development project in Oakland, California	2,007	—
New York City Projects:
Sports arena complex and related development projects in Brooklyn, New York	(7,554)	(3,493)
Investment related activities in the Nets segment	(5,495)	(634)
Commercial Projects:
Bulletin Building, primarily refinancing proceeds from an unconsolidated office building in San Francisco, California	8,648	—
San Francisco Centre, primarily refinancing proceeds from an unconsolidated regional mall in San Francisco, California	15,804	—
Village at Gulfstream Park, an unconsolidated development retail project in Hallendale, Florida	(2,393)	—
Waterfront, an unconsolidated development retail project in Washington, D.C.	(25,200)	(849)
Hispanic Retail Group Coachella, an unconsolidated development retail project in Coachella, California	—	(1,174)
Metreon, acquisition of an unconsolidated specialty retail center in San Francisco, California	—	(20,000)
Summit at Lehigh Valley, an unconsolidated development retail project in Bethlehem Township, Pennsylvania	—	(2,209)
Other (increases) decreases in investments in and advances to affiliates	(7,614)	(8,734)

Subtotal	$(27,648)	$(44,432)

Net cash used in investing activities	$(314,492)	$(254,522)

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$155,695	$121,826
Proceeds from disposition of rental properties including release of investing escrows (see above)	25,125	12,797
Cash provided by operating activities	—	81,471
Portion of cash on hand at the beginning of the year	129,268	13,473

Total Capital Expenditures	$310,088	$229,567

Financing Activities
Net cash provided by financing activities was $230,399,000 and $59,827,000 for the three months ended April 30, 2007 and 2006, respectively.
Net cash provided by financing activities consisted of the following:

	Three Months Ended April 30,
	2007	2006
	(in thousands)
Borrowings on bank revolving credit facility	$193,000	$—
Payments on bank revolving credit facility	(53,000)	(82,500)
Proceeds from nonrecourse mortgage debt	215,418	247,080
Principal payments on nonrecourse mortgage debt	(100,435)	(122,368)
Net decrease in notes payable	(18,270)	(18,995)
(Increase) decrease in restricted cash:
Uptown Apartments, a residential project under construction in Oakland, California	—	19,562
Sky55, an apartment complex in Chicago, Illinois	2,750	5,153
1251 S. Michigan, an apartment complex in Chicago, Illinois	687	2,954
Edgeworth Building, an office building in Richmond, Virginia	(3,985)	—
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	(1,119)	—
Sterling Glen of Roslyn, a supported-living community in Roslyn, New York	2,273	5,977
Lucky Strike, an apartment complex in Richmond, Virginia	(1,537)	—
Other	236	229
(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(6,224)	22,891
Payment of deferred financing costs	(4,148)	(6,409)
Exercise of stock options	3,418	782
Distribution of accumulated equity to minority partners	(9,558)	—
Dividends paid to shareholders	(7,160)	(6,111)
Purchase of treasury stock	(3,138)	(826)
Increase (decrease) in minority interest	21,191	(7,592)

Net cash provided by financing activities	$230,399	$59,827

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
DIVIDENDS
We pay quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.07 per share on both Class A and Class B common stock was declared on March 22, 2007 and will be paid on June 15, 2007 to shareholders of record at the close of business on June 1, 2007. The second quarterly dividend is expected to be declared at the quarterly Board Meeting on June 21, 2007.
NEW ACCOUNTING STANDARDS
In March 2007, the FASB ratified the consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance” (“EITF No. 06-10”). Under the provisions of EITF No. 06-10, an employer is required to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. We are currently assessing the impact EITF No. 06-10 will have on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized as they occur. SFAS No. 159 permits the fair value option on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 159, if adopted, will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements.
FIN No. 48
On July 13, 2006, the FASB issued FIN No. 48. FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.
We adopted the provisions of FIN No. 48 effective February 1, 2007. Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either concluded that it is not more likely than not that the tax position will be sustained if audited by the appropriate taxing authority or the amount of the benefit will be less than the amount taken or expected to be taken in our income tax returns. The effect of this adoption on February 1, 2007 resulted in a cumulative effect adjustment of $245,000 as an increase to beginning retained earnings.
At February 1, 2007, we had total unrecognized tax benefits of $4,892,000, primarily from timing differences, exclusive of interest and penalties. There were no material changes in the amount of unrecognized tax benefits during the three months ended April 30, 2007. Of this amount, $844,000 represents tax positions that, if recognized, would impact the effective tax rate.
Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statute of limitations for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at February 1, 2007. Included in the $4,892,000 of unrecognized benefits noted above, is $3,868,000 which, due to the outcome of examinations that are in progress , the settlement of liabilities or as a result of the expiration of the statute of limitations for certain jurisdictions, could significantly increase or decrease during the next twelve months.
We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of February 1, 2007, we had accrued $682,000 in estimated interest and penalties. For the three months ended April 30, 2007, we accrued an additional $331,000 of interest and penalties.
We file a consolidated United States federal income tax return. Where applicable, we file combined income tax returns in various states and we file individual separate income tax returns in other states. Our Federal consolidated income tax return and certain of our state returns for the year ended January 31, 2003 and subsequent years are subject to examination by the Internal Revenue Service or other taxing authorities. Certain of our state returns for the year ended January 31, 2004 and subsequent years are subject to examination.
VARIABLE INTEREST ENTITIES
As of April 30, 2007, we determined that we are the primary beneficiary of 32 VIEs representing 19 properties (18 VIEs representing 8 properties in Residential Group, 12 VIEs representing 9 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). As of April 30, 2007, we held variable interests in 43 VIEs for which we are not the primary beneficiary. As of April 30, 2007, the maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $113,000,000. In addition, we have various VIEs that were previously consolidated that remain consolidated under FIN No. 46 (R). These VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities and land development.
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Senior and Subordinated Debt) as of April 30, 2007.

SUBSEQUENT EVENTS
On May 8, 2007, we sold Landings of Brentwood, a 724-unit apartment complex in Nashville, Tennessee for $68,500,000. Our gain on disposition as a result of the sale is estimated to be approximately $25,000,000.
In June 2007, our 13-member bank group approved an amended and restated bank revolving credit facility. The amended facility extends the maturity date until March 2010 and reduces the spread on the LIBOR rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contains an accordion provision that allows us to increase our availability by $150,000,000 to $750,000,000 at any time prior to maturity.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2007 and other factors that might cause differences, some of which could be material, include, but are not limited to, real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as regionally in areas where we have a geographic concentration of properties, reliance on major tenants, the impact of terrorist acts, our substantial leverage and the ability to obtain and service debt, guarantees under our credit facility, the level and volatility of interest rates, continued availability of tax-exempt government financing, the sustainability of substantial operations at the subsidiary level, illiquidity of real estate investments, dependence on rental income from real property, conflicts of interest, financial stability of tenants within the retail industry that may be impacted by competition and consumer spending, potential liability from syndicated properties, effects of uninsured loss, environmental liabilities, partnership risks, litigation risks, risks associated with an investment in a professional sports franchise, the rate revenue increases versus the rate of expense increases, as well as other risks listed from time to time in our reports filed with the United States Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate risk. At April 30, 2007, our outstanding variable-rate debt portfolio consisted of $1,076,546,000 of taxable debt (which includes $140,000,000 related to the bank revolving credit facility) and $783,377,000 of tax-exempt variable-rate debt (which includes $20,400,000 of subordinated debt). Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)
	Notional	Average	Notional	Average
Period Covered	Amount	Base Rate	Amount	Base Rate
	(dollars in thousands)
05/01/07-02/01/08 (2)	$1,022,876	6.16%	$350,586	4.72%
02/01/08-02/01/09	1,056,089	7.19	49,690	4.54
02/01/09-02/01/10	91,413	5.20	48,432	4.54
02/01/10-02/01/11	73,500	5.00	47,081	4.54

(1)	Excludes the 10-year forward swaps discussed below.

(2)	These LIBOR-based hedges as of May 1, 2007 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2008.
Tax Exempt (Priced off of Bond Market Association (“BMA”) Index)

	Caps
	Notional	Average
Period Covered	Amount	Base Rate
	(dollars in thousands)
05/01/07-02/01/08	$266,558	5.83%
02/01/08-02/01/09	219,310	5.97
02/01/09-02/01/10	158,000	6.07
02/01/10-02/01/11	10,800	6.96
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
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We currently intend to convert a significant portion of our committed variable-rate debt to fixed-rate debt. We entered into various forward swaps to protect ourselves against fluctuations in the 10-year swap rate. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap attributed to that financing. The table below lists the 10-year forward swaps outstanding as of April 30, 2007 (in thousands):
Forward Swaps

			Property Accounted for
	Fully Consolidated		under the Equity Method of
	Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate
2008	$258,920	5.76%	$—	—
2009	$440,000	5.69%	$—	—
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$—	—	$—	—

(1)	As these 10-year forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.

For the three months ended April 30, 2007 and 2006, we recorded $1,447,000 and $-0-, respectively, of interest expense related to our 10-year forward swap in our Consolidated Statements of Earnings, which represents the change in fair value of the swap that did not qualify for hedge accounting.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At April 30 and January 31, 2007, interest rate caps and swaptions were reported at fair value of approximately $1,682,000 and $2,372,000, respectively, in other assets in the Consolidated Balance Sheets. At April 30 and January 31, 2007, interest rate swap agreements, which had a negative fair value of approximately $37,005,000 and $21,961,000, respectively, (which includes the 10-year forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At April 30 and January 31, 2007, interest rate swap agreements, which had a positive fair value of approximately $3,448,000 and $6,059,000, respectively, were included in other assets in the Consolidated Balance Sheets. Included in the fair value of the interest rate swap agreements is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The fair value of the TRS at April 30 and January 31, 2007 was approximately $-0- and $255,000, respectively.
We estimate the fair value of our debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at April 30, 2007 was $4,624,925,000 compared to an estimated fair value of $4,703,313,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,975,918,000 at April 30, 2007.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
April 30, 2007

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
						Period	Outstanding	Value
Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	04/30/07	04/30/07
				(dollars in thousands)
Fixed:
Fixed-rate debt	$125,829	$104,906	$327,840	$207,598	$361,070	$2,631,182	$3,758,425	$3,786,875
Weighted average interest rate	6.69%	6.64%	6.95%	7.02%	7.12%	5.78%	6.14%

Senior & subordinated debt (1)	—	—	—	—	287,500	579,000	866,500	916,438 (2)
Weighted average interest rate	—	—	—	—	3.63%	7.30%	6.08%

Total Fixed-Rate Debt	125,829	104,906	327,840	207,598	648,570	3,210,182	4,624,925	4,703,313

Variable:
Variable-rate debt	360,630	447,154	18,184	48,258	3,128	59,192	936,546	936,546
Weighted average interest rate	7.06%	7.00%	6.71%	5.78%	5.76%	5.57%	6.86%

Tax-exempt	191,777	61,770	206,560	43,765	27,080	232,025	762,977	762,977
Weighted average interest rate	4.97%	4.66%	4.54%	4.39%	4.47%	4.90%	4.75%

Bank revolving credit facility (1)	—	—	140,000	—	—	—	140,000	140,000
Weighted average interest rate	—	—	7.59%	—	—	—	7.59%

Subordinated debt (1)	—	20,400	—	—	—	—	20,400	20,400
Weighted average interest rate	—	4.82%	—	—	—	—	4.82%

Total Variable-Rate Debt	552,407	529,324	364,744	92,023	30,208	291,217	1,859,923	1,859,923

Total Long Term Debt	$678,236	$634,230	$692,584	$299,621	$678,778	$3,501,399	$6,484,848	$6,563,236

Weighted average interest rate	6.40%	6.64%	6.36%	6.44%	5.53%	5.97%	6.10%

(1)	Represents recourse debt.

(2)	Includes the equity portion of the 3.625% puttable equity-linked senior notes that is tied to our stock price.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
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

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or furnishes under the Securities Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2007.
In March 2007, the Company completed the first phase of its implementation of a new enterprise resource planning system. This change is part of the Company’s plan to integrate, consolidate and standardize its information systems and business processes. There have been no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company continues to review and document its disclosure controls and procedures and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with the business.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) — Not applicable.
(c) — Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
			Total Number of
			Shares	Maximum Number of
	Total	Average	Purchased as Part of	Shares that May Yet
	Number of	Price Paid	Publicly Announced	Be Purchased Under
Period	Shares	Per Share	Plans or Programs	the Plans or Programs
Class A Common Stock
February 1 through February 28, 2007	—	$—	—	—
March 1 through March 31, 2007 (1)	42,321	$61.58	—	—
April 1 through April 30, 2007 (1)	7,865	$67.55	—	—

Total	50,186	$62.52	—	—

(1)	In March and April of 2007, the Company repurchased into treasury 50,186 shares of Class A common stock to satisfy the minimum tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc., effective as of June 20, 2006, incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

3.5	-	Code of Regulations as amended June 15, 2006, incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.4	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.5	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.6	-	Indenture, dated as of October 10, 2006, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2011, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.16	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.17	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.18	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.19	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.20	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.22	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.24	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.25	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.28	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.29	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.30	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.31	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

Exhibit
Number		Description of Document

10.32	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.33	-	First Amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

10.34	-	First Amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

+10.35	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.36	-	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

10.37	-	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

10.38	-	Second Amendment to Guaranty of Payment of Debt, dated as of April 7, 2005, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2005 (File No. 1-4372).

+10.39	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.40	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.41	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.42	-	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

+10.43	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.44	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.45	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.46	-	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

+10.47	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.48	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.49	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Pension Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

10.50	-	Consent Letter to Credit Agreement and Guaranty of Payment of Debt, dated January 20, 2006 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as Administrative Agent, and National City Bank, as Syndication Agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006 (File No. 1-4372).

+10.51	-	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended January 31, 2006 (File No. 1-4372).

10.52	-	Third Amendment to Credit Agreement, dated as of June 30, 2006, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2006 (File No. 1-4372).

10.53	-	Third Amendment to Guaranty of Payment of Debt, dated as of June 30, 2006, by and among Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2006 (File No. 1-4372).

10.54	-	Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner, incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

10.55	-	Fourth Amendment to Credit Agreement, dated as of October 3, 2006, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 10, 2006 (File No. 1-4372).

10.56	-	Fourth Amendment to Guaranty of Payment of Debt, dated as of October 3, 2006, by and among Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 10, 2006 (File No. 1-4372).

+10.57	-	Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.58	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.59	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.60	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.61	-	Amendment No. 2 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 3, 2007 (Registration No. 333-122172).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date: June 7, 2007	/S/ THOMAS G. SMITH Thomas G. Smith
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: June 7, 2007	/S/ LINDA M. KANE Linda M. Kane
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