Form 10-Q
period 2007-07-31
FOREST CITY ENTERPRISES INC
filed 2007-09-10
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the quarterly period ended July 31, 2007

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

Class	Outstanding at September 6, 2007
Class A Common Stock, $.33 1/3 par value	77,979,200 shares

Class B Common Stock, $.33 1/3 par value	24,727,818 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31, 2007	January 31, 2007
	(in thousands)
Assets
Real Estate
Completed rental properties	$7,420,280	$6,659,054
Projects under development	1,064,854	1,396,083
Land held for development or sale	181,010	174,136

Total Real Estate	8,666,144	8,229,273

Less accumulated depreciation	(1,160,269)	(1,085,978)

Real Estate, net	7,505,875	7,143,295

Cash and equivalents	238,261	254,213
Restricted cash	365,300	292,461
Notes and accounts receivable, net	291,666	287,615
Investments in and advances to affiliates	413,427	333,782
Other assets	743,494	670,238

Total Assets	$9,558,023	$8,981,604

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$5,552,364	$5,338,372
Notes payable	112,643	96,127
Bank revolving credit facility	235,000	—
Senior and subordinated debt	886,900	886,900
Accounts payable and accrued expenses	832,283	772,964
Deferred income taxes	502,800	486,329

Total Liabilities	8,121,990	7,580,692

Minority Interest	375,478	375,101

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity
Preferred stock – without par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock — $.33 1/3 par value
Class A, 271,000,000 shares authorized; 77,533,064 and 76,692,955 shares issued and 77,525,199 and 76,628,006 shares outstanding, respectively	25,845	25,564
Class B, convertible, 56,000,000 shares authorized; 24,765,969 and 25,254,210 shares issued and outstanding, respectively; 26,257,961 issuable	8,255	8,418

	34,100	33,982
Additional paid-in capital	243,209	247,884
Retained earnings	797,480	762,062
Less treasury stock, at cost; 7,865 and 64,949 Class A shares, respectively	(531)	(3,449)

	1,074,258	1,040,479
Accumulated other comprehensive loss	(13,703)	(14,668)

Total Shareholders’ Equity	1,060,555	1,025,811

Total Liabilities and Shareholders’ Equity	$9,558,023	$8,981,604

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenues from real estate operations	$287,586	$250,829	$555,951	$512,564

Expenses
Operating expenses	177,186	149,566	345,778	297,713
Depreciation and amortization	55,741	41,571	115,528	81,859
Provision for decline in real estate	—	1,923	—	1,923

	232,927	193,060	461,306	381,495

Interest expense	(72,708)	(71,692)	(149,507)	(137,288)
Amortization of mortgage procurement costs	(2,839)	(2,440)	(5,403)	(5,332)
Loss on early extinguishment of debt	(1,640)	—	(4,184)	(803)

Interest and other income	23,423	7,870	34,822	22,717
Equity in earnings of unconsolidated entities	7,773	6,310	9,134	6,689
Gain on disposition of other investments	431	—	431	—

Earnings (loss) before income taxes	9,099	(2,183)	(20,062)	17,052

Income tax expense (benefit)
Current	1,771	(5,860)	79	(6,217)
Deferred	(2,380)	2,181	(14,728)	9,685

	(609)	(3,679)	(14,649)	3,468

Earnings (loss) before minority interest and discontinued operations	9,708	1,496	(5,413)	13,584

Minority interest	(5,519)	(2,577)	(8,067)	(6,757)

Earnings (loss) from continuing operations	4,189	(1,081)	(13,480)	6,827

Discontinued operations, net of tax and minority interest
Operating (loss) earnings from rental properties	(3,596)	2,415	(3,108)	1,562
Gain on disposition of rental properties	67,182	6,158	67,182	52,361

	63,586	8,573	64,074	53,923

Net earnings	$67,775	$7,492	$50,594	$60,750

Basic earnings per common share
Earnings (loss) from continuing operations	$0.04	$(0.01)	$(0.13)	$0.07
Earnings from discontinued operations, net of tax and minority interest	0.60	0.08	0.61	0.53

Net earnings	$0.64	$0.07	$0.48	$0.60

Diluted earnings per common share
Earnings (loss) from continuing operations	$0.04	$(0.01)	$(0.13)	$0.07
Earnings from discontinued operations, net of tax and minority interest	0.59	0.08	0.61	0.52

Net earnings	$0.63	$0.07	$0.48	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended July 31,
	2007	2006
	(in thousands)
Net earnings	$67,775	$7,492

Other comprehensive income (loss), net of tax and minority interest:

Unrealized net losses on investment securities	(115)	(49)

Change in unrealized net gains (losses) on interest rate derivative contracts	10,299	(4,994)

Other comprehensive income (loss), net of tax and minority interest	10,184	(5,043)

Comprehensive income	$77,959	$2,449

	Six Months Ended July 31,
	2007	2006
	(in thousands)
Net earnings	$50,594	$60,750

Other comprehensive income (loss), net of tax and minority interest:

Unrealized net losses on investment securities	(156)	(82)

Change in unrealized net gains (losses) on interest rate derivative contracts	1,121	(4,727)

Other comprehensive income (loss), net of tax and minority interest	965	(4,809)

Comprehensive income	$51,559	$55,941

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Six Months Ended July 31, 2007
Balances at January 31, 2007	76,693	$25,564	25,254	$8,418	$247,884	$762,062	65	$(3,449)	$(14,668)	$1,025,811
Net earnings						50,594				50,594
Cumulative effect of change in accounting for uncertain tax positions						245				245
Other comprehensive income, net of tax and minority interest									965	965
Dividends $.15 per share						(15,421)				(15,421)
Purchase of treasury stock							50	(3,138)		(3,138)
Conversion of Class B to Class A shares	488	163	(488)	(163)						—
Exercise of stock options	324	109			4,919					5,028
Restricted stock granted out of treasury	(107)	(36)			(6,020)		(107)	6,056		—
Restricted stock vested	135	45			(45)					—
Stock-based compensation					9,714					9,714
Distribution of accumulated equity to minority partners					(13,243)					(13,243)

Balances at July 31, 2007	77,533	$25,845	24,766	$8,255	$243,209	$797,480	8	$(531)	$(13,703)	$1,060,555

Six Months Ended July 31, 2006
Balances at January 31, 2006	75,436	$25,146	26,149	$8,716	$247,926	$612,371	—	$—	$223	$894,382
Net earnings						60,750				60,750
Other comprehensive loss, net of tax and minority interest									(4,809)	(4,809)
Dividends $.13 per share						(13,305)				(13,305)
Purchase of treasury stock							18	(826)		(826)
Conversion of Class B to Class A shares	348	116	(348)	(116)						—
Exercise of stock options	110	36			713		(18)	826		1,575
Restricted stock vested	56	19			(19)					—
Stock-based compensation					6,051					6,051

Balances at July 31, 2006	75,950	$25,317	25,801	$8,600	$254,671	$659,816	—	$—	$(4,586)	$943,818

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2007	2006
	(in thousands)
Net earnings	$50,594	$60,750
Depreciation and amortization	115,528	81,859
Provision for decline in real estate	—	1,923
Amortization of mortgage procurement costs	5,403	5,332
Loss on early extinguishment of debt	4,184	803
Equity in earnings of unconsolidated entities	(9,134)	(6,689)
Other income — net gain on sale of a development project	(10,090)	—
Gain on disposition of other investments	(431)	—
Deferred income taxes	(14,728)	9,685
Minority interest	8,067	6,757
Stock-based compensation	6,077	4,722
Amortization and mark to market adjustments of derivative instruments	(3,622)	5,579
Cash distributions from operations of unconsolidated entities	14,820	22,644
Non-cash operating expenses:
Write-off of abandoned development projects	5,654	1,029
Discontinued operations:
Depreciation and amortization	1,934	6,914
Amortization of mortgage procurement costs	69	318
Loss on early extinguishment of debt	363
Gain on disposition of rental properties	(106,318)	(143,726)
Minority interest — gain on disposition	—	58,393
Minority interest — operating earnings	—	457
Deferred income taxes	34,608	33,252
Cost of sales of land included in projects under development and completed rental properties	5,171	16,874
Increase in land held for development or sale	(9,214)	(33,217)
Decrease in notes and accounts receivable	245	19,723
(Increase) decrease in other assets	(2,115)	7,494
Increase in restricted cash used for operating purposes	(3,669)	(139)
Decrease in accounts payable and accrued expenses	(44,458)	(30,832)

Net cash provided by operating activities	$48,938	$129,905

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2007	2006
	(in thousands)
Cash flows from investing activities
Capital expenditures	$(729,643)	$(363,952)
Payment of lease procurement costs and other assets	(16,628)	(14,082)
Increase in restricted cash used for capital expenditures	(72,479)	(162,969)
Proceeds from disposition of rental properties and a development project	291,551	128,455
Increase in investments in and advances to affiliates	(37,342)	(58,635)

Net cash used in investing activities	(564,541)	(471,183)

Cash flows from financing activities
Borrowings on bank revolving credit facility	409,000	139,000
Payments on bank revolving credit facility	(174,000)	(82,500)
Proceeds from nonrecourse mortgage debt	573,734	414,496
Principal payments on nonrecourse mortgage debt	(284,154)	(243,406)
Proceeds from notes payable	50,346	984
Payments on notes payable	(35,177)	(24,356)
Change in restricted cash and book overdrafts	(3,588)	67,386
Payment of deferred financing costs	(7,849)	(9,429)
Purchase of treasury stock	(3,138)	(826)
Exercise of stock options	5,028	1,575
Distributions of accumulated equity to minority partners	(13,243)	—
Dividends paid to shareholders	(14,341)	(12,235)
Decrease in minority interest	(2,967)	(9,465)

Net cash provided by financing activities	499,651	241,224

Net decrease in cash and equivalents	(15,952)	(100,054)

Cash and equivalents at beginning of period	254,213	254,734

Cash and equivalents at end of period	$238,261	$154,680

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the six months ended July 31, 2007 and 2006:

	Six Months Ended July 31,
	2007	2006
	(in thousands)
Operating activities
Decrease (increase) in land held for development or sale (1)(7)	$1,033	$(413)
Increase in notes and accounts receivable (1)(3)(4)(9)	(2,849)	(2,596)
(Increase) decrease in other assets (1)(3)(4)(9)	(66,777)	365
Increase in restricted cash (1)(4)	(2,486)	—
Increase (decrease) in accounts payable and accrued expenses (1)(3)(4)(7)(8)(9)	79,744	(31,209)

Total effect on operating activities	$8,665	$(33,853)

Investing activities
(Increase) decrease in projects under development (6)(7)(8)(9)	$(16,621)	$38,475
Increase in completed rental properties (1)(3)(4)(5)	(57,377)	—
Increase in restricted cash (4)	(16)	—
Non-cash proceeds from disposition of properties (2)	77,960	119,024
Increase in investments in and advances to affiliates(1)(4)	(3,915)	—

Total effect on investing activities	$31	$157,499

Financing activities
Decrease in nonrecourse mortgage debt (1)(2)(3)(4)(5)(9)	$(9,841)	$(251,922)
Increase in notes payable (1)	—	4,701
(Increase) decrease in restricted cash (1)(9)	(1,412)	150,418
Decrease in minority interest (2)	—	(27,102)
Increase in additional paid-in capital (6)	3,637	1,329
Dividends declared but not yet paid	(1,080)	(1,070)

Total effect on financing activities	$(8,696)	$(123,646)

(1)	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interest in Midtown Towers, Sterling Glen of Glen Cove and Sterling Glen of Great Neck apartments in the Residential Group during the six months ended July 31, 2007 and Rockport Square in the Land Development Group during the six months ended July 31, 2006.

(2)	Assumption of nonrecourse mortgage debt by the buyer upon sale of Sterling Glen of Bayshore and Sterling Glen of Roslyn, a development project, in the Residential Group during the six months ended July 31, 2007. Assumption of nonrecourse mortgage debt and direct payment to partner by the buyer upon sale of Hilton Times Square Hotel and G Street properties in the Commercial Group and Providence at Palm Harbor in the Residential Group during the six months ended July 31, 2006.

(3)	Refinement of preliminary purchase price allocation during the six months ended July 31, 2007 for the Galleria at Sunset mall in the Commercial Group and the New York portfolio transaction that closed in November 2006.

(4)	Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event as described in FIN 46(R), “Consolidation of Variable Interest Entities,” for Oceanpointe Towers apartments in the Residential Group during the six months ended July 31, 2007.

(5)	Assumption of nonrecourse mortgage debt due to the acquisition of properties in the Commercial Group during the six months ended July 31, 2007.

(6)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(7)	Change in construction payables included in accounts payable and accrued expenses.

(8)	Estimate for environmental liabilities in the Commercial Group.

(9)	Change to equity method of accounting from full consolidation due to admission of a 50% partner in Uptown Apartments, a residential development project in Oakland, California during the six months ended July 31, 2006.
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
New Accounting Standards
In June 2007, the FASB ratified the consensus on the Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). The provisions of EITF No. 06-11 require companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings under SFAS No. 123(R) as an increase to additional paid-in capital. The EITF is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-11 is not expected to have a material impact on the Company’s consolidated financial statements.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized as they occur. SFAS No. 159 permits the fair value option on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 159, if adopted, will have on its consolidated financial statements.
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
Variable Interest Entities
As of July 31, 2007, the Company determined that it is the primary beneficiary under FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”) of 30 Variable Interest Entities (“VIE”) representing 18 properties (18 VIEs representing 8 properties in Residential Group, 10 VIEs representing 8 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). As of July 31, 2007, the Company held variable interests in 42 VIEs for which it is not the primary beneficiary. As of July 31, 2007, the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $122,000,000. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and a professional sports team.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Note E — Senior and Subordinated Debt) as of July 31, 2007.
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
In March 2007, management approved a plan to demolish two buildings owned by the Company adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in approximately $7,837,000 of accelerated depreciation expense reflected in the Consolidated Statements of Earnings for the six months ended July 31, 2007.
Historic Tax Credit Entities
The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic rehabilitation tax credits on qualifying expenditures under Section 47 of the Internal Revenue Code of 1986 as well as various state credit programs. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into these investments, they are entitled to substantially all of the benefits derived from the historic tax credit, but generally have a limited interest in the underlying economics of the properties. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these properties in its consolidated financial statements, and has reflected the investors’ contribution as a liability in its Consolidated Balance Sheets. The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. Within the Company’s consolidated financial statements, the Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 5 years. During the three and six months ended July 31, 2007, the Company recognized income related to historic tax credits of $888,000 and $1,776,000, respectively, which was recorded in interest and other income in the Company’s Consolidated Statement of Earnings. During the three and six months ended July 31, 2006, the Company recognized income related to historic tax credits of $-0- and $8,838,000, respectively, which was recorded in interest and other income in the Company’s Consolidated Statements of Earnings.
Capitalized Software Costs
Costs related to software developed or obtained for internal use are capitalized pursuant to Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortized using the straight-line method over their estimated useful life, which is primarily three years. The Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees directly involved in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense. At July 31 and January 31, 2007, the Company has capitalized $26,957,000 and $24,659,000, respectively, of software costs net of accumulated amortization. The increase in software costs primarily relates to the enterprise resource planning project the Company is currently implementing, of which the first phase was placed into service on March 1, 2007. The costs are being amortized on a straight-line basis over a three year period. The Company recorded $1,639,000 and $3,348,000 of amortization expense related to capitalized software for the three and six months ended July 31, 2007, respectively, and $87,000 and $173,000 for the three and six months ended July 31, 2006, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Accounting for Derivative Instruments and Hedging Activities
During the three and six months ended July 31, 2007, the Company recorded interest income of approximately $380,000 and $52,000, respectively, in the Consolidated Statement of Earnings, which represented the total ineffectiveness of all cash flow hedges. During the three and six months ended July 31, 2006, the Company recorded interest expense of approximately $211,000 and $209,000, respectively, which represented the total ineffectiveness of all cash flow hedges. For the three and six months ended July 31, 2007 and 2006, the amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was not material. The amount of derivative gains or (losses) reclassified into earnings from accumulated other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $41,000 and $50,000 for the three and six months ended July 31, 2007, respectively, and $(8,000) and $(40,000) for the three and six months ended July 31, 2006, respectively. As of July 31, 2007, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $2,227,000, net of tax.
The Company entered into various forward swaps to protect itself against fluctuations in the 10-year swap rate. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward hedge associated with that financing. The table below lists the 10-year forward swaps outstanding as of July 31, 2007 (in thousands):
Forward Swaps

Property Accounted for
under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate
2008	$258,920	5.76%	$—	—
2009	$—	—	$—	—
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$—	—	$—	—

(1)	As these 10-year forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, the Company’s portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.
For the three and six months ended July 31, 2007, the Company recorded $2,897,000 and $1,450,000, respectively, as a reduction of interest expense related to its 10-year forward swaps in its Consolidated Statements of Earnings, which represents the increase in fair value of the swap that did not qualify for hedge accounting. For the three and six months ended July 31, 2006, the Company recorded $6,370,000 of interest expense related to its 10-year forward swaps in its Consolidated Statements of Earnings, which represents the decrease in fair value of the four swaps that did not qualify for hedge accounting.
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the Security Industry and Financial Markets Association (“SIFMA”), formerly known as Bond Market Association (“BMA”) rate. Additionally, the Company and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At July 31, 2007, the aggregate notional amount of TRS in which the Company and/or the Joint Ventures have an interest is approximately $329,201,000 (which includes the TRS on the $20,400,000 redevelopment bonds. Refer to Note E Senior and Subordinated Debt). The fair value of such contracts is immaterial at July 31, 2007 and January 31, 2007. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At July 31 and January 31, 2007, interest rate caps and swaptions were reported at fair value of approximately $2,608,000 and $2,372,000, respectively, in other assets in the Consolidated Balance Sheets. At July 31 and January 31, 2007, interest rate swap agreements, which had a negative fair value of approximately $17,969,000 and $21,961,000, respectively, (which includes the 10-year forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At July 31 and January 31, 2007, interest rate swap agreements, which had a positive fair value of approximately $3,878,000 and $6,059,000, respectively, were included in other assets in the Consolidated Balance Sheets. Included in the fair value of the interest rate swap agreements at January 31, 2007 is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The TRS matured during the six months ended July 31, 2007. The fair value of the TRS at January 31, 2007 was approximately $255,000.
In addition, in May 2004 Stapleton Land, LLC entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the Other Financing Arrangements section of Note F). Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust. This purchase obligation and related fee have been accounted for as a derivative with changes in fair value recorded through earnings. The fair value at July 31 and January 31, 2007 of approximately $19,349,000 and $15,090,000, respectively, is recorded in other assets in the Consolidated Balance Sheets.
Distribution of Accumulated Equity to Minority Partners
Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are reported as a reduction of additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity. During the three months ended July 31, 2007, the Company refinanced Fifteen MetroTech Center, an office building located in Brooklyn, New York. In addition to Fifteen MetroTech Center the Company refinanced Promenade in Temecula, a regional mall located in Temecula, California, and Columbia Park Center, a specialty retail center located in North Bergen, New Jersey during the six months ended July 31, 2007. Of the total nonrecourse refinancing proceeds distributed to the Company’s minority partners in these three properties during the three and six months ended July 31, 2007, $3,685,000 and $13,243,000, respectively, was in excess of the minority partners’ book capital accounts. These distributions were recorded as a reduction of shareholders’ equity through additional paid-in capital.
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
The following table summarizes the components of accumulated OCI included within the Company’s Consolidated Balance Sheets.

	July 31, 2007	January 31, 2007
	(in thousands)
Unrealized gains on securities	$86	$327
Unrealized losses on interest rate contracts	(22,635)	(24,675)

	(22,549)	(24,348)

Minority interest	$(217)	$(443)

Income tax benefit	$(8,629)	$(9,237)

Accumulated Other Comprehensive Loss	$(13,703)	$(14,668)

Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. For the six months ended July 31, 2006, the Company has revised its presentation of certain operating and investing activities to reflect accruals of certain construction payables in the amount of approximately $3,473,000 as a non-cash item to conform to the current period and year ended January 31, 2007 presentation.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation
In March 2007, the Company granted 1,067,600 stock options and 153,200 shares of restricted stock under the Company’s 1994 Stock Plan (as Amended and Restated as of June 21, 2005). The stock options had a total grant-date fair value of $18,309,000, or $17.15 per option, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 18.3%, risk-free interest rate of 4.51%, and expected dividend yield of .54%. The exercise price of the options is $65.35, which was the closing price of the underlying stock on the date of grant. The restricted stock had a total grant-date fair value of $10,012,000, or $65.35 per share, which was the closing price of the stock on the date of grant.
At July 31, 2007, there was $24,689,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 3.10 years, and there was $15,457,000 of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.15 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Stock option costs	$2,314	$1,815	$6,529	$4,058
Restricted stock costs	1,488	1,192	3,185	1,993

Total stock-based compensation costs	3,802	3,007	9,714	6,051
Less amount capitalized into qualifying real estate projects	(1,950)	(811)	(3,637)	(1,329)

Amount charged to operating expenses	1,852	2,196	6,077	4,722
Depreciation expense on capitalized stock-based compensation	19	—	39	—

Total stock-based compensation expense	$1,871	$2,196	$6,116	$4,722

Deferred income tax benefit	$591	$705	$2,041	$1,545

SFAS No. 123(R) “Share-Based Payment” requires the immediate recognition of stock-based compensation costs for awards granted to retirement-eligible grantees. The amount of stock-based compensation expensed on the grant date for awards granted to retirement-eligible grantees during the six months ended July 31, 2007 and 2006 was $2,152,000 and $1,170,000, respectively.
In connection with the vesting of restricted stock during the six months ended July 31, 2007 and 2006, the Company repurchased into treasury 50,186 shares and 17,970 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $3,138,000 and $826,000, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three and six months ended July 31, 2007 and 2006. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York, was held for sale at July 31, 2007. Sterling Glen of Lynbrook’s assets and liabilities as of July 31, 2007 are presented in the table below.

July 31, 2007
(in thousands)
Assets
Real estate	$29,858
Cash and equivalents	615
Restricted cash	831
Notes and accounts receivable, net	9
Other assets	1,639

Total Assets	$32,952

Liabilities
Mortgage debt, nonrecourse	$27,696
Accounts payable and accrued expenses	280

Total Liabilities	$27,976

The following table lists the consolidated rental properties included in discontinued operations:

			Quarter/	Three Months	Six Months	Three Months	Six Months
		Square Feet/	Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	7/31/2007	7/31/2007	7/31/2006	7/31/2006

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	—	—	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	—	—	Yes	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	—	—	—	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	—	—	—	Yes

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Est. Q1-2008	Yes	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	Yes	Yes	Yes	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	Yes	Yes	Yes	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	Yes	Yes	Yes	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	Yes	Yes	Yes	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	Yes	Yes	Yes	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	Yes	Yes	Yes	Yes
Landings of Brentwood	Nashville, Tennessee	724 units	Q2-2007	Yes	Yes	—	—
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	—	—	Yes	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	—	—	Yes	Yes

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
During the three months ended July 31, 2007, the Company consummated an agreement with a third party to dispose of eight and lease four supported-living apartment properties. Eleven of the properties are open and operating and one is under construction. The property under construction and seven operating properties will be sold, and four will be operated by the purchaser under long-term operating leases. The operating leases will have a stated term of five years with various put and call provisions at a pre-determined purchase price that can be exercised generally after two years from the signing date of each lease at an amount that is in excess of the current carrying amount of the properties. The Company is generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. During June 2007, prior to the agreements to dispose and lease its supported-living properties, the Company acquired its partner’s interests in each of these properties for net cash consideration of approximately $20.5 million. The acquisition of its partner’s interest (a related party who is an employee of the Company) was accounted for as an acquisition of minority interest in accordance with SFAS No. 141 and has been recorded as an adjustment of the basis of the supported-living properties.
During the three months ended July 31, 2007, the property under construction, Sterling Glen of Roslyn, located in Roslyn, New York, was sold at a pre-tax gain of $10,090,000 ($6,191,000 net of tax) that is included in other income in the Consolidated Statements of Earnings for the three and six months ended July 31, 2007. In addition, during July 2007 six operating properties, listed in the table above, were sold generating a gain on disposition of rental properties of $81,239,000 ($49,848,000 net of tax and minority interest), which has been classified as discontinued operations along with the operating results of the six properties through the date of sale. The seventh operating property, Sterling Glen of Lynbrook, is expected to be sold in 2008 and is being operated by the purchaser under a short-term lease. This property is presented as discontinued operations as of July 31, 2007 as the terms of its lease meet the qualifications of assets held for sale under SFAS No. 144.
Three of the remaining properties entered into long-term operating leases with the purchaser (one of which closed on August 1, 2007). The Company has continued to consolidate the leased properties in its Consolidated Balance Sheets at July 31, 2007 as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”) have not been achieved. Further, the Company has concluded that the leased properties have met the criteria as a VIE pursuant to FIN 46R, and due to its obligation to absorb a majority of expected losses, the leased properties are consolidated by the Company at July 31, 2007 and are expected to remain consolidated until sold. The provisions of these three leases do not meet the qualifications of assets held for sale under SFAS No. 144 as of July 31, 2007; therefore, these properties have not been included in discontinued operations. It is expected that one additional operating property will enter into a long-term lease with the purchaser later in 2007.
During the three months ended July 31, 2007, the Company also disposed of Landings of Brentwood, a 724-unit apartment community, for a gain on disposition of rental properties of $25,079,000 ($15,388,000 net of tax and minority interest).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
The operating results related to discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues	$12,397	$33,166	$24,599	$66,445

Expenses
Operating expenses	11,883	20,472	20,730	47,005
Depreciation and amortization	921	3,470	1,934	6,914

	12,804	23,942	22,664	53,919

Interest expense	(2,000)	(4,832)	(3,608)	(10,210)
Amortization of mortgage procurement costs	(34)	(151)	(69)	(318)
Loss on early extinguishment of debt	(363)	—	(363)	—

Interest income	112	281	209	1,004
Gain on disposition of rental properties	106,318	7,342	106,318	143,726

Earnings before income taxes	103,626	11,864	104,422	146,728

Income tax expense
Current	5,682	1,405	5,740	703
Deferred	34,358	3,993	34,608	33,252

	40,040	5,398	40,348	33,955

Earnings before minority interest	63,586	6,466	64,074	112,773

Minority interest, net of tax
Gain (loss) on disposition of rental properties	—	(2,693)	—	58,393
Operating earnings from rental properties	—	586	—	457

	—	(2,107)	—	58,850

Net earnings from discontinued operations	$63,586	$8,573	$64,074	$53,923

Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of rental properties, before tax and minority interest, for the three and six months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Discontinued Operations:
Six Sterling Glen properties (Supported-Living Apartments)(1)	$81,239	$—	$81,239	$—
Landings of Brentwood (Apartments) (2)	25,079	—	25,079	—
Hilton Times Square Hotel (2)	—	—	—	135,945
G Street Retail (Specialty Retail Center)	—	—	—	439
Providence at Palm Harbor (Apartments) (2)	—	7,342	—	7,342

Total	$106,318	$7,342	$106,318	$143,726

(1)	The six properties included in the gain on disposition are Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford. The Company elected to deposit the sales proceeds with a qualified intermediary for the purposes of identifying replacement assets under Section 1031 of the Internal Revenue Code for all the aforementioned properties except Sterling Glen of Forest Hills.

(2)	The Company elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144; therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of the gains on disposition of equity method investments during the three and six months ended July 31, 2007 and 2006, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Three Months Ended July 31,		Six Months Ended July 31,
		2007	2006	2007	2006
		(in thousands)		(in thousands)
White Acres (Apartments)(1)	Richmond Heights, Ohio	$—	$—	$2,106	$—
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	—	7,662	—	7,662

		$—	$7,662	$2,106	$7,662

(1)	The Company disposed of its interest in White Acres in a non-monetary exchange for the remaining outside interest in Midtown Towers, an apartment community located in Parma, Ohio, which was also an equity method investment. The Company has accounted for the non-monetary transaction based upon the fair value of the equity method investments exchanged, which resulted in the above gain on disposition of $2,106,000 for the six months ended July 31, 2007.
Provision for Decline in Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate pursuant to the guidance established in SFAS No. 144.
There was no provision for decline in real estate recorded for the three and six months ended July 31, 2007. During the three and six months ended July 31, 2006, the Company recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. This provision represents a write down to the estimated fair value, less cost to sell, due to a change in events, such as an offer to purchase, related to the estimated future cash flows.
D. Bank Revolving Credit Facility
On June 6, 2007, the Company’s 13-member bank group approved an amended and restated bank revolving credit facility. The amendment extended the maturity date one year until March 2010 and reduced the spread on the London Interbank Offered Rate (“LIBOR”) rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contains an accordion provision that allows the Company, subject to bank approval, to increase its maximum borrowings by $150,000,000 to $750,000,000 at any time prior to maturity. The Company’s financial covenants, as defined in the credit facility, have remained unchanged.
The maximum borrowings, outstanding balances and related terms of the bank revolving credit facility at July 31, 2007 and January 31, 2007 were as follows (in thousands, except percentage amounts):

	July 31, 2007	January 31, 2007

Maximum borrowings (1)	$600,000	$600,000
Accordion option	$150,000	$—

Outstanding:
Borrowings	$235,000	$—
Letters of credit	$83,338	$72,324
Surety bonds	$—	$—

Related Terms:
LIBOR rate option (2)	1.45% + LIBOR	1.75% + LIBOR
Prime rate option	1/2% + prime rate	1/2% + prime rate
Dividend/stock repurchase limitation	$40,000	$40,000

(1)	$100,000,000 of the available borrowings may be used for letters of credit or surety bonds.

(2)	The Company generally elects the LIBOR rate option over the prime rate option.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at both July 31, 2007 and January 31, 2007 (in thousands):

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

Puttable Equity-Linked Senior Notes
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of the Company’s Class A common stock, to repay the outstanding balance of $190,000,000 under the bank revolving credit facility (see Note D - Bank Revolving Credit Facility) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2007. The Company may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
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
Upon the occurrence of an effective failure, the Company will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. At July 31, 2007, the maximum potential additional amounts that could be required to be paid by the Company is approximately $2,174,000 for the two year period in which the shelf registration is required to be effective. At July 31, 2007, the Company, in accordance with FASB Statement No. 5, “Accounting for Contingencies”, has concluded that it is not probable it will be required to pay additional amounts as a result of an effective failure.
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
On January 25, 2005, the Company issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering under its shelf registration statement. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by the Company, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if the Company completes one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
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
Subordinated Debt
In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. The Company has entered into a TRS for the benefit of these bonds that expires on September 15, 2008. Under this TRS, the Company receives a rate of 8.25% and pays SIFMA rate plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE (see the “Variable Interest Entities” section of Note A) and the book value (which approximates amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
F. Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005. The District used a portion of the proceeds to repay developer advances and accrued interest of $30,271,000 to Stapleton Land, LLC, a consolidated subsidiary of the Company.
On July 13, 2005, Stapleton Land II, LLC, a consolidated subsidiary of the Company, entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided a combination of cash and notes receivable aggregating approximately $10,000,000 as collateral, which was recorded in the Consolidated Balance Sheets as of January 31, 2007. During the six-month period ended July 31, 2007, the cash component was replaced as collateral by certain notes receivable owned by the Company. For the three and six months ended July 31, 2007, the Company recorded approximately $163,000 and $394,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $163,000 and $321,000, respectively, is fee interest income and $-0- and $73,000, respectively, is interest income on the collateral. For the three and six months ended July 31, 2006, the Company recorded $269,000 and $506,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $322,000, respectively, is fee interest income and $105,000 and $184,000, respectively, is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At July 31, 2007, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F. Financing Arrangements (continued)
of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. During 2006, the District withdrew $20,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. On May 1, 2007, the District withdrew an additional $14,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into TRS with a notional amount of $34,000,000. The Company receives a fixed rate of 8.5% and pays SIFMA plus a spread on the TRS related to the Converted Bonds. The Company determined the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. The Company has classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The fair value of the Converted Bonds was approximately $34,000,000 and $20,000,000, respectively, at July 31, 2007 and January 31, 2007. For the three and six months ended July 31, 2007, the Company recorded $346,000 and $560,000, respectively, as a reduction of interest expense related to the $34,000,000 TRS in the Consolidated Statement of Earnings. As of July 31, 2007 no further draws have been made by the District.
Other Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”).
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $19,349,000 at July 31, 2007 and $15,090,000 at January 31, 2007 is recorded in other assets in the Consolidated Balance Sheets. For the three and six months ended July 31, 2007, the Company has reported interest income of approximately $2,253,000 and $4,259,000, respectively, related to the Fee in the Consolidated Statements of Earnings. For the three and six months ended July 31, 2006, the Company has reported interest income of approximately $1,583,000 and $2,717,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays SIFMA plus 60 basis points on the TRS (Stapleton Land, LLC paid SIFMA plus 160 basis points for the initial first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives SIFMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. (See the Accounting for Derivative Instruments and Hedging Activities section in Note A). The change in the fair value of the TRS is marked to market through earnings. The TRS matured during the six months ended July 31, 2007. The fair value of the TRS at January 31, 2007 was approximately $255,000.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. Stapleton Land, LLC has funded $4,692,000 of this commitment as of July 31, 2007.
G. Dividends
The Company pays quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.07 per share on both Class A and Class B common stock was declared on March 22, 2007 and was paid on June 15, 2007 to shareholders of record at the close of business on June 1, 2007. The second quarterly cash dividend of $.08 per share on both Class A and Class B common stock was declared on June 21, 2007 and will be paid on September 18, 2007 to shareholders of record at the close of business on September 4, 2007.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H. Earnings per Share
Earnings per share (“EPS”) has been computed under the provisions of SFAS No. 128 “Earnings Per Share”. Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB 128”, the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common stock holders; therefore, are included in the computation of basic and diluted earnings per share if the effect of applying the if-converted method is dilutive.
The computation of EPS for continuing operations for the three and six months ended July 31, 2007 did not allocate any amounts to the holders of the Class A Common Units, which are considered participating securities in accordance with EITF 03-6. For the three months ended July 31, 2007, there were no undistributed earnings from continuing operations to allocate because dividends declared on our common stock exceeded earnings from continuing operations. For the six months ended July 31, 2007, the $13,480 of loss from continuing operations was allocated solely to the holders of common stock as the participating security holders do not share in the losses in accordance with EITF 03-6. The computation of EPS for discontinued operations for the three and six months ended July 31, 2007 reflects the allocation of dividends of $4,014 and $15,421, respectively, to common stock holders which were not included in the computation of EPS for continuing operations. The balance of the income from discontinued operations was allocated to common stock holders and the participating securities in accordance with EITF 03-6.
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table.

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006

Numerators (in thousands)
Earnings (loss) from continuing operations — Basic	$4,189	$(1,081)	$(13,480)	$6,827
Preferred distribution on Class A Common Units, net of tax	575	—	—	—

Earnings (loss) from continuing operations — Diluted	$4,764	$(1,081)	$(13,480)	$6,827

Net earnings	$67,775	$7,492	$50,594	$60,750
Undistributed earnings allocated to participating securities	(2,186)	—	(1,292)	—

Net earnings — Basic	65,589	7,492	49,302	60,750
Undistributed earnings allocated to participating securities	2,186	—	—	—
Preferred distribution on Class A Common Units, net of tax	575	—	—	—

Net earnings — Diluted	$68,350	$7,492	$50,594	$60,750

Denominators
Weighted average shares outstanding — Basic	102,239,962	101,705,878	102,117,423	101,664,782
Effect of stock options and restricted stock (1) (2) (3) (4)	1,646,110	—	—	1,483,324
Effect of convertible Class A Common Units (3)	3,894,232	—	—	—

Weighted average shares outstanding — Diluted (5)	107,780,304	101,705,878	102,117,423	103,148,106

Earnings Per Share
Earnings (loss) from continuing operations — Basic	$0.04	$(0.01)	$(0.13)	$0.07
Earnings (loss) from continuing operations — Diluted	$0.04	$(0.01)	$(0.13)	$0.07

Net earnings — Basic	$0.64	$0.07	$0.48	$0.60
Net earnings — Diluted	$0.63	$0.07	$0.48	$0.59

(1)	Options granted in March 2007 to purchase 1,067,600 shares of common stock were not included in the computation of diluted earnings per share for the three months ended July 31, 2007 because they were anti-dilutive.

(2)	For the three months ended July 31, 2006, the effect of 1,551,707 shares of options and restricted stock were not included in the computation of diluted earnings per share because their effect is anti-dilutive to the loss from continuing operations.

(3)	For the six months ended July 31, 2007, the effect of 1,713,583 options and restricted stock and 3,894,232 Class A Common Units were not included in the computation of diluted earnings per share because their effect is anti-dilutive to the loss from continuing operations.

(4)	Options granted in April 2006 to purchase 960,100 shares of common stock were not included in the computation of diluted earnings per share for the three and six months ended July 31, 2006 because they were anti-dilutive.

(5)	The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note E – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the three and six months ended July 31, 2007 as the Company’s average stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the three and six months ended July 31, 2007 as the Company’s stock price did not exceed the exercise price.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	July 31,	January 31,
	2007	2007
	(in thousands)

Members’ and partners’ equity as below	$741,266	$592,681
Equity of other members and partners	574,698	496,971

Company’s investment in partnerships	$166,568	$95,710
Advances to and on behalf of other affiliates	246,859	238,072

Total Investments in and Advances to Affiliates	$413,427	$333,782

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	July 31, 2007	January 31, 2007
	(in thousands)
Balance Sheet:
Completed rental properties	$2,803,619	$2,697,454
Projects under development	1,098,900	777,419
Land held for development or sale	201,634	160,296
Accumulated depreciation	(585,778)	(554,910)
Restricted cash	1,345,097	1,432,636
Other assets	573,839	526,142

Total Assets	$5,437,311	$5,039,037

Mortgage debt, nonrecourse	$4,047,069	$3,834,085
Other liabilities	648,976	612,271
Members’ and partners’ equity	741,266	592,681

Total Liabilities and Members’/Partners’ Equity	$5,437,311	$5,039,037

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Investments in and Advances to Affiliates (Continued)

	(Combined 100%)
	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operations:
Revenues	$234,704	$164,684	$452,164	$331,624
Operating expenses	(156,653)	(109,476)	(311,434)	(232,276)
Interest expense	(48,538)	(33,100)	(102,581)	(65,479)
Provision for decline in real estate	—	(1,000)	—	(1,000)
Depreciation and amortization	(37,389)	(23,577)	(75,133)	(60,995)
Interest income	9,363	3,670	28,552	6,716
Minority interest	—	—	—	—

Income (loss) from continuing operations (pre-tax)(2)	1,487	1,201	(8,432)	(21,410)

Discontinued operations:
Gain on disposition of rental properties (1)	—	15,325	4,212	15,325
Operating earnings from rental properties	—	160	584	103

	—	15,485	4,796	15,428

Net earnings (loss) (pre-tax) (2)	$1,487	$16,686	$(3,636)	$(5,982)

Company’s portion of net earnings (pre-tax) (2)	$7,773	$6,310	$9,134	$6,689

(1)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
White Acres (Apartments) (Richmond Hts., Ohio)	$—	$—	$4,212	$—
Midtown Plaza (Specialty Retail Center) (Parma, Ohio)	—	15,325	—	15,325
Total gain on dispostion of equity method rental properties	$—	$15,325	$4,212	$15,325

Company’s portion of gain on disposition of equity method rental properties	$—	$7,662	$2,106	$7,662

(2)	Included in the amounts above are the following amounts for the three and six months ended July 31, 2007 and 2006 related to the Company’s investment in an entity that is reported in the Nets segment. This entity primarily reports on the operations of the New Jersey Nets basketball team, a franchise of the National Basketball Association, in which the Company has been an equity method investor since August 16, 2004. Summarized financial information for this equity method investment is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operations:
Revenues and interest income	$15,248	$19,664	$57,606	$60,502
Operating expenses	(19,081)	(21,692)	(67,097)	(65,230)
Interest expense	(1,787)	(3,420)	(4,464)	(6,233)
Depreciation and amortization	(3,841)	(3,967)	(24,369)	(24,595)

Net loss (pre-tax)	$(9,461)	$(9,415)	$(38,324)	$(35,556)

Company’s portion of net loss (pre-tax)	$(1,339)	$(3,087)	$(4,009)	$(10,969)

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
The Company believes that, although its business has many facets such as development, acquisitions, disposals and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer (“CEO”), the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT tells the CEO how profitable a real estate segment is simply by operating for the sole purpose of collecting rent, paying operating expenses and servicing its debt. The Company’s segments adhere to the accounting policies further described in Note A.

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

	July 31,	January 31,	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2007	2007	2006	2007	2006
	Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group	$6,794,944	$6,346,155	$251,168	$101,350	$492,993	$287,758
Residential Group	2,211,466	2,032,617	153,779	30,882	220,857	69,736
Land Development Group	410,817	371,729	14,408	2,090	14,755	6,327
The Nets	28,791	7,999	—	—	—	—
Corporate Activities	112,005	223,104	200	63	1,038	131

	$9,558,023	$8,981,604	$419,555	$134,385	$729,643	$363,952

	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$209,162	$176,935	$406,596	$352,285	$107,175	$89,850	$209,724	$177,229
Commercial Group Land Sales	1,564	4,207	7,157	25,196	1,905	3,297	5,171	14,650
Residential Group	62,254	47,593	116,859	92,173	44,901	33,410	81,704	62,037
Land Development Group	14,606	22,094	25,339	42,910	13,981	12,521	26,078	25,520
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	—	—	—	—	9,224	10,488	23,101	18,277

	$287,586	$250,829	$555,951	$512,564	$177,186	$149,566	$345,778	$297,713

	Interest and Other Income				Interest Expense

Commercial Group	$8,295	$2,374	$10,233	$3,259	$43,733	$44,726	$91,102	$88,097
Residential Group	11,785	1,303	15,629	11,192	11,949	11,716	25,231	21,939
Land Development Group	2,968	4,066	7,978	7,612	68	2,643	2,374	4,472
The Nets	—	—	—	—	—	—	—	—
Corporate Activities	375	127	982	654	16,958	12,607	30,800	22,780

	$23,423	$7,870	$34,822	$22,717	$72,708	$71,692	$149,507	$137,288

	Depreciation and Amortization Expense

Commercial Group	$40,017	$30,390	$85,606	$59,496
Residential Group	14,915	10,787	28,378	21,585
Land Development Group	143	60	321	105
The Nets	—	—	—	—
Corporate Activities	666	334	1,223	673

	$55,741	$41,571	$115,528	$81,859

					Earnings Before Depreciation,
	Earnings Before Income Taxes (EBIT) (1)				Amortization & Deferred Taxes (EBDT)

Commercial Group	$27,449	$15,984	$30,589	$40,593	$60,062	$45,188	$104,863	$93,785
Gain on disposition of equity method property	—	7,662	—	7,662	—	—	—	—
Provision for decline in real estate	—	(1,923)	—	(1,923)	—	—	—	—
Provision for decline in real estate recorded on equity method	—	(400)	—	(400)	—	—	—	—
Residential Group	3,446	(13,265)	(698)	(8,484)	26,077	13,877	38,567	37,692
Gain on disposition of equity method property	—	—	2,106	—	—	—	—	—
Land Development Group	6,472	17,102	7,129	33,422	3,478	10,581	781	17,431
The Nets	(2,226)	(4,041)	(5,477)	(12,742)	(1,419)	(2,201)	(3,469)	(7,576)
Corporate Activities	(26,042)	(23,302)	(53,711)	(41,076)	(16,992)	(10,780)	(35,007)	(21,328)

	$9,099	$(2,183)	$(20,062)	$17,052	$71,206	$56,665	$105,735	$120,004

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J. Segment Information (continued)
Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to Net Earnings by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended July 31, 2007	Group	Group	Group	The Nets	Activities	Total

EBDT	$60,062	$26,077	$3,478	$(1,419)	$(16,992)	$71,206
Depreciation and amortization – Real Estate Groups	(41,920)	(19,469)	(180)	—	—	(61,569)
Amortization of mortgage procurement costs – Real Estate Groups	(2,089)	(1,269)	(146)	—	—	(3,504)
Deferred taxes – Real Estate Groups	(4,084)	2,735	476	—	1,834	961
Straight-line rent adjustment	3,452	18	—	—	—	3,470
Preference payment (3)	(936)	—	—	—	—	(936)
Preferred return on disposition	—	(5,034)	—	—	—	(5,034)
Gain on disposition of other investments, net of tax	—	—	—	—	264	264
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization — Real Estate Groups	—	(921)	—	—	—	(921)
Amortization of mortgage procurement costs — Real Estate Groups	—	(34)	—	—	—	(34)
Deferred taxes — Real Estate Groups	—	(3,310)	—	—	—	(3,310)
Gain on disposition of rental properties	—	67,182	—	—	—	67,182

Net earnings (loss)	$14,485	$65,975	$3,628	$(1,419)	$(14,894)	$67,775

Three Months Ended July 31, 2006

EBDT	$45,188	$13,877	$10,581	$(2,201)	$(10,780)	$56,665
Depreciation and amortization – Real Estate Groups	(30,336)	(20,564)	(43)	—	—	(50,943)
Amortization of mortgage procurement costs – Real Estate Groups	(1,751)	(583)	—	—	—	(2,334)
Deferred taxes – Real Estate Groups	(4,927)	1,769	(784)	—	383	(3,559)
Straight-line rent adjustment	2,183	8	—	—	—	2,191
Provision for decline in real estate, net of tax and minority interest	(1,180)	—	—	—	—	(1,180)
Gain on disposition of equity method rental properties, net of tax	4,700	—	—	—	—	4,700
Provision for decline in real estate of equity method rental properties, net of tax	(245)	—	—	—	—	(245)
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization – Real Estate Groups	(1,480)	(1,962)	—	—	—	(3,442)
Amortization of mortgage procurement costs – Real Estate Groups	(46)	(66)	—	—	—	(112)
Deferred taxes – Real Estate Groups	(318)	202	—	—	—	(116)
Straight-line rent adjustment	(291)	—	—	—	—	(291)
Gain on disposition of rental properties	1,652	4,506	—	—	—	6,158

Net earnings (loss)	$13,149	$(2,813)	$9,754	$(2,201)	$(10,397)	$7,492

Six Months Ended July 31, 2007

EBDT	$104,863	$38,567	$781	$(3,469)	$(35,007)	$105,735
Depreciation and amortization – Real Estate Groups	(88,346)	(36,425)	(294)	—	—	(125,065)
Amortization of mortgage procurement costs – Real Estate Groups	(4,115)	(1,986)	(287)	—	—	(6,388)
Deferred taxes – Real Estate Groups	(3,614)	7,343	3,661	—	4,995	12,385
Straight-line rent adjustment	7,599	22	(1)	—	—	7,620
Preference payment (3)	(1,834)	—	—	—	—	(1,834)
Preferred return on disposition	—	(5,034)	—	—	—	(5,034)
Gain on disposition of other investments, net of tax	—	—	—	—	264	264
Gain on disposition of equity method rental properties, net of tax	—	1,292	—	—	—	1,292
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization — Real Estate Groups	—	(1,934)	—	—	—	(1,934)
Amortization of mortgage procurement costs — Real Estate Groups	—	(69)	—	—	—	(69)
Deferred taxes — Real Estate Groups	—	(3,560)	—	—	—	(3,560)
Gain on disposition of rental properties	—	67,182	—	—	—	67,182

Net earnings (loss)	$14,553	$65,398	$3,860	$(3,469)	$(29,748)	$50,594

Six Months Ended July 31, 2006

EBDT	$93,785	$37,692	$17,431	$(7,576)	$(21,328)	$120,004
Depreciation and amortization – Real Estate Groups	(59,844)	(34,583)	(74)	—	—	(94,501)
Amortization of mortgage procurement costs – Real Estate Groups	(3,717)	(1,403)	—	—	—	(5,120)
Deferred taxes – Real Estate Groups	(11,509)	(1,196)	2,069	—	(94)	(10,730)
Straight-line rent adjustment	3,700	19	(1)	—	—	3,718
Provision for decline in real estate, net of tax and minority interest	(1,180)	—	—	—	—	(1,180)
Gain on disposition of equity method rental properties, net of tax	4,700	—	—	—	—	4,700
Provision for decline in real estate of equity method rental properties, net of tax	(245)	—	—	—	—	(245)
Discontinued operations, net of tax and minority interest: (2)
Depreciation and amortization – Real Estate Groups	(3,159)	(3,925)	—	—	—	(7,084)
Amortization of mortgage procurement costs – Real Estate Groups	(100)	(135)	—	—	—	(235)
Deferred taxes – Real Estate Groups	(318)	67	—	—	—	(251)
Straight-line rent adjustment	(687)	—	—	—	—	(687)
Gain on disposition of rental properties	47,855	4,506	—	—	—	52,361

Net earnings (loss)	$69,281	$1,042	$19,425	$(7,576)	$(21,422)	$60,750

(1)	See Consolidated Statements of Earnings on page 3 for reconciliation of EBIT to net earnings.

(2)	See Note C — Discontinued Operations starting on page 14 for more information.

(3)	The preference payment of $936,000 and $1,834,000 for the three and six months ended July 31, 2007, respectively, represents the respective period’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Company portfolio.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Income Taxes
Income tax benefit for the three months ended July 31, 2007 and 2006 was $609,000 and $3,679,000, respectively, and $14,649,000 for the six months ended July 31, 2007. Income tax expense for the six months ended July 31, 2006 was $3,468,000. The difference in the income tax benefit or expense reflected in the Consolidated Statements of Earnings versus the income tax benefit or expense computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to the Company’s charitable contribution and state NOL valuation allowances based upon management’s assessment of the Company’s ability to utilize such deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income. At January 31, 2007, the Company had a net operating loss carryforward for tax purposes of $90,825,000 (generated primarily from the impact on the Company’s net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2027, a charitable contribution deduction carryforward of $37,942,000 that will expire in the years ending January 31, 2008 through January 31, 2012, general business credit carryovers of $12,865,000 that will expire in the years ending January 31, 2008 (approximately $38,000) through 2027 and an alternative minimum tax (“AMT”) credit carryforward of $27,067,000 that is available to be used to reduce Federal tax to the AMT amount. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions because management believes at this time that it is more likely than not that the Company will not realize these benefits. The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position.
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The carryforwards reported in the preceding paragraph reflect the amounts that will be presented on the January 31, 2007 tax return and include a stock-based compensation deduction of $26,129,000. Under the “with-and-without” approach, no excess tax benefit from stock-based compensation is recorded until the Company has utilized its existing net operating losses. Accordingly, the Company has not recorded a net deferred tax asset of approximately $7,797,000 from excess stock-based compensation deductions.
FIN No. 48
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.
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
The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended January 31, 2003 and subsequent years are subject to examination by the Internal Revenue Service. Certain of the Company’s state returns for the year ended January 31, 2003 and all subsequent year state returns are subject to examination by various taxing authorities.
During the three months ended July 31, 2007, the Company settled examinations on two of its partnerships. A summary of the Company’s FIN No. 48 position at the date of adoption, February 1, 2007, and as of July 31, 2007 is depicted in the following table:

	July 31, 2007	February 1, 2007

Unrecognized tax benefits	$4,523,000	$4,892,000
Portion that, if recognized, would impact the effective rate	$886,000	$844,000
Accrued interest and penalties on unrecognized tax benefits	$1,000,000	$1,013,000
Range of possible decrease in unrecognized tax benefits in next twelve months	$0 to $3,500,000	$0 to $3,900,000

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
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. New York City operations are part of the Commercial Group or Residential Group depending on the nature of the operations. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. Real Estate Groups are the combined Commercial, Residential and Land Development Groups. The Nets, a franchise of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, is a reportable segment of the Company.
We have approximately $9.5 billion of assets in 25 states and the District of Columbia at July 31, 2007. Our core markets include New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and California. We have offices in Boston, Chicago, Denver, Los Angeles, London (England), New York City, San Francisco, Washington, D.C., and our corporate headquarters are in Cleveland, Ohio.
Overview
Significant milestones occurring during the second quarter of 2007 included:
•	The opening of Victoria Gardens — Bass Pro, a retail store located in Rancho Cucamonga, California;

•	The acquisition of Richmond Office Park, an eleven building office park totaling 571,000 square feet located in Richmond, Virginia;

•	The opening of Mercury, a 238-unit condominium project located in Los Angeles, California;

•	The opening of Botanica II, a 154-unit apartment community located at our Stapleton development in Denver, Colorado;

•	The acquisition of Tobacco Row — Cameron Kinney, a 259-unit apartment community located in Richmond, Virginia;

•	Selected to manage more than 400 Air Force Academy housing units in Colorado Springs, Colorado;

•	Sold seven supported-living apartment properties located in the New York City/Philadelphia metropolitan area; and

•	Closing $471 million in mortgage financing transactions at attractive interest rates.
In June 2007, our 13-member bank group approved an amended and restated bank revolving credit facility. The amended facility extends the maturity date until March 2010 and reduces the spread on the LIBOR rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contains an accordion provision that allows us, subject to bank approval, to increase our availability by $150,000,000 to $750,000,000 at any time prior to maturity.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

Net Earnings – Net earnings for the three months ended July 31, 2007 was $67,775,000 versus $7,492,000 for the three months ended July 31, 2006. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following increases, which are net of tax and minority interest:
•	$67,182,000 ($106,318,000, pre-tax) related to the 2007 gains on disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee and the following six consolidated supported-living apartment communities: Sterling Glen of Bayshore, in Bayshore, New York, Sterling Glen of Center City, in Philadelphia, Pennsylvania, Sterling Glen of Darien, in Darien, Connecticut, Sterling Glen of Forest Hills, in Forest Hills, New York, Sterling Glen of Plainview, in Plainview, New York, and Sterling Glen of Stamford, in Stamford, Connecticut;

•	$6,191,000 ($10,090,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn, a consolidated supported-living apartment community under construction in Roslyn, New York;

•	$5,686,000 ($9,267,000, pre-tax) in 2007 related to the increase in fair market value between the comparable periods of certain of our 10-year forward swaps which were marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting (See the Interest Rate Exposure section);

•	$1,024,000 ($1,669,000, pre-tax) related to the amortization to straight-line rent of above and below market leases, which were recorded as a component of the purchase price allocation for the acquisition, in November 2006, of 30 retail, office and residential operating properties in New York City (“New York portfolio transaction”);

•	$782,000 ($1,815,000, pre-tax) related to the decrease in our allocation of losses from our equity investment in the New Jersey Nets basketball team (see the Nets section); and

•	$545,000 ($888,000, pre-tax) related to income recognition on federal Historic Preservation Tax Credits.
These increases were partially offset by the following decreases, net of tax and minority interest:
•	$6,158,000 ($10,035,000, pre-tax) primarily related to the 2006 gain on disposition of Providence at Palm Harbor, a consolidated apartment community located in Tampa, Florida;

•	$6,126,000 ($9,738,000, pre-tax) related to decreased earnings in 2007 reported in the Land Development Group primarily due to a decrease in land sales at Stapleton, in Denver, Colorado and Chestnut Commons in Elyria, Ohio;

•	$4,700,000 ($7,662,000, pre-tax) related to the 2006 gain on disposition of one equity method Commercial property, Midtown Plaza, a specialty retail center located in Parma, Ohio;

•	$1,762,000 ($2,872,000, pre-tax) related to increased write-offs of abandoned development projects in 2007;

•	$1,481,000 ($2,414,000, pre-tax) related to an increase in depreciation and amortization for amounts recorded as tangible and intangible assets, which were a result of the purchase price allocation for the New York portfolio transaction that closed in November 2006;

•	$1,124,000 ($1,832,000, pre-tax) in 2007 related to the early extinguishment of nonrecourse mortgage debt primarily at the Landings of Brentwood due to the sale of the property; and

•	$658,000 ($1,072,000, pre-tax) related to decreases in Commercial Group outlot land sales in 2007 primarily at Antelope Valley Mall in Palmdale, California.
Net earnings for the six months ended July 31, 2007 was $50,594,000 versus $60,750,000 for the six months ended July 31, 2006. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•	$52,361,000 ($85,333,000, pre-tax) related to the 2006 gains on disposition of three consolidated properties, Providence at Palm Harbor, Hilton Times Square, a 444-room hotel located in Manhattan, New York, and G Street, a specialty retail center located in Philadelphia, Pennsylvania;

•	$15,565,000 ($25,236,000, pre-tax) related to decreased earnings in 2007 reported in the Land Development Group primarily due to a decrease in land sales at Stapleton, Waterbury in North Ridgeville, Ohio, Chestnut Commons and Tangerine Crossing in Tucson, Arizona;

•	$5,376,000 ($8,761,000, pre-tax) related to decreases in Commercial Group outlot land sales in 2007 primarily at Simi Valley in Simi Valley, California, and Antelope Valley Mall, which was partially offset by an increase in land sales in 2007 at Victoria Gardens in Rancho Cucamonga, California;

•	$4,809,000 ($7,837,000, pre-tax) related to management’s approved plan to demolish two buildings owned by us adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to this new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in accelerated depreciation expense;

•	$4,700,000 ($7,662,000, pre-tax) related to the 2006 gain on disposition of Midtown Plaza, an equity method Commercial property;

•	$4,333,000 ($7,062,000, pre-tax) related to income recognition on state and federal Historic Preservation Tax Credits in 2006 that did not recur at the same level;

•	$3,112,000 ($5,072,000, pre-tax) related to an increase in depreciation and amortization for amounts recorded as tangible and intangible assets, which were a result of the purchase price allocation for the New York portfolio transaction that closed in November 2006;

•	$2,928,000 ($4,773,000, pre-tax) related to increased write-offs of abandoned development projects in 2007; and

•	$1,889,000 ($3,078,000, pre-tax) in 2007 related to the early extinguishment of nonrecourse mortgage debt primarily at Columbia Park Center, a specialty retail center located in North Bergen, New Jersey in order to secure more favorable financing terms and at the Landings of Brentwood due to the sale of the property.
These decreases were partially offset by the following increases, net of tax and minority interest:
•	$67,182,000 ($106,318,000, pre-tax) related to the 2007 gains on disposition of Landings of Brentwood, Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview, and Sterling Glen of Stamford;

•	$6,191,000 ($10,090,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn;

•	$4,798,000 ($7,820,000, pre-tax) in 2007 related to the increase in fair market value between the comparable periods of certain of our 10-year forward swaps which were marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting (See the Interest Rate Exposure section);

•	$4,107,000 ($7,265,000, pre-tax) related to the decrease in our allocation of losses from our equity investment in the New Jersey Nets basketball team (see the Nets section);

•	$2,167,000 ($3,531,000, pre-tax) related to the amortization to straight-line rent of above and below market leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction; and

•	$1,292,000 ($2,106,000, pre-tax) related to the 2007 gain on disposition of one equity method Residential property, White Acres, an apartment community located in Richmond Heights, Ohio.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, interest and other income, equity in earnings (loss) of unconsolidated entities, operating expenses and interest expense incurred by each segment for the three and six months ended July 31, 2007 and 2006, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended July 31,			Six Months Ended July 31,
	2007	2006	Variance	2007	2006	Variance
	(in thousands)			(in thousands)
Revenues from Real Estate Operations
Commercial Group	$209,162	$176,935	$32,227	$406,596	$352,285	$54,311
Commercial Group Land Sales	1,564	4,207	(2,643)	7,157	25,196	(18,039)
Residential Group	62,254	47,593	14,661	116,859	92,173	24,686
Land Development Group	14,606	22,094	(7,488)	25,339	42,910	(17,571)
The Nets	—	—	—	—	—	—
Corporate Activities	—	—	—	—	—	—

Total Revenues from Real Estate Operations	$287,586	$250,829	$36,757	$555,951	$512,564	$43,387

Interest and Other Income
Commercial Group	$8,295	$2,374	$5,921	$10,233	$3,259	$6,974
Residential Group	11,785	1,303	10,482	15,629	11,192	4,437
Land Development Group	2,968	4,066	(1,098)	7,978	7,612	366
The Nets	—	—	—	—	—	—
Corporate Activities	375	127	248	982	654	328

Total Interest and Other Income	$23,423	$7,870	$15,553	$34,822	$22,717	$12,105

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$3,746	$2,240	$1,506	$5,213	$3,758	$1,455
Gain on disposition of Midtown	—	7,662	(7,662)	—	7,662	(7,662)
Residential Group	3,055	(5,815)	8,870	4,521	(5,176)	9,697
Gain on disposition of White Acres	—	—	—	2,106	—	2,106
Land Development Group	3,198	6,264	(3,066)	2,771	13,187	(10,416)
The Nets	(2,226)	(4,041)	1,815	(5,477)	(12,742)	7,265
Corporate Activities	—	—	—	—	—	—

Total Equity in Earnings (Loss) of Unconsolidated Entities	$7,773	$6,310	$1,463	$9,134	$6,689	$2,445

Operating Expenses
Commercial Group	$107,175	$89,850	$17,325	$209,724	$177,229	$32,495
Cost of Commercial Group Land Sales	1,905	3,297	(1,392)	5,171	14,650	(9,479)
Residential Group	44,901	33,410	11,491	81,704	62,037	19,667
Land Development Group	13,981	12,521	1,460	26,078	25,520	558
The Nets	—	—	—	—	—	—
Corporate Activities	9,224	10,488	(1,264)	23,101	18,277	4,824

Total Operating Expenses	$177,186	$149,566	$27,620	$345,778	$297,713	$48,065

Interest Expense
Commercial Group	$43,733	$44,726	$(993)	$91,102	$88,097	$3,005
Residential Group	11,949	11,716	233	25,231	21,939	3,292
Land Development Group	68	2,643	(2,575)	2,374	4,472	(2,098)
The Nets	—	—	—	—	—	—
Corporate Activities	16,958	12,607	4,351	30,800	22,780	8,020

Total Interest Expense	$72,708	$71,692	$1,016	$149,507	$137,288	$12,219

Commercial Group
Revenues from real estate operations – Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $29,584,000, or 16.33%, for the three months ended July 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $9,243,000 related to new property openings, as noted in the table on page 35;

•	Increase of $5,747,000 related to the buyout of our partner in the third quarter of 2006 in Galleria at Sunset, a regional mall in Henderson, Nevada, previously accounted for on the equity method of accounting;

•	Increase of $2,237,000 related to an increase in rents primarily at the following regional malls: Victoria Gardens, Simi Valley Town Center, Promenade in Temecula, South Bay Galleria and Antelope Valley, all of which are located in California;

•	Increase of $1,669,000 related to the amortization to straight-line rent of above and below market leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction;

•	Increase of $1,490,000 related to revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman, a development project in Manhattan, New York;

•	Increase of $909,000 primarily related to increases in occupancy and rates in our hotel portfolio; and

•	Increase of $580,000 primarily related to reduced vacancies at 42nd Street Retail, a specialty retail center located in New York and Short Pump Town Center located in Richmond, Virginia.
These increases were partially offset by the following decrease:
•	Decrease of $2,642,000 ($2,206,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Orchard Town Center in Westminster, Colorado and Antelope Valley Mall.
The balance of the remaining increase in revenues from real estate operations of approximately $10,351,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $36,272,000, or 9.61%, for the six months ended July 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $14,246,000 related to new property openings, as noted in the table on page 35;

•	Increase of $10,849,000 related to the buyout of our partner in the third quarter of 2006 in Galleria at Sunset, which was previously accounted for on the equity method of accounting;

•	Increase of $5,590,000 related to an increase in rents primarily at the following regional malls: Victoria Gardens, Simi Valley Town Center, Promenade in Temecula, South Bay Galleria and Antelope Valley;

•	Increase of $3,531,000 related to the amortization to straight-line rent of above and below market leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction;

•	Increase of $2,090,000 related to revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman;

•	Increase of $1,823,000 primarily related to reduced vacancies at 42nd Street Retail and Short Pump Town Center; and

•	Increase of $1,302,000 primarily related to increases in occupancy and rates in our hotel portfolio.
These increases were partially offset by the following decrease:
•	Decrease of $18,038,000 ($18,696,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Promenade Bolingbrook, Simi Valley, Orchard Town Center and Salt Lake City.
The balance of the remaining increase in revenues from real estate operations of approximately $14,879,000 was generally due to fluctuations in mature properties.

Operating and Interest Expenses – Operating expenses increased $15,933,000, or 17.11%, for the three months ended July 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $7,204,000 related to new property openings, as noted in the table on page 35;

•	Increase of $1,551,000 related to write-offs of abandoned development projects that we believed were no longer probable of occurring;

•	Increase of $1,490,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which is included in revenues from real estate operations as discussed above;

•	Increase of $1,367,000 related to the buyout of our partner in the third quarter of 2006 in Galleria at Sunset, which was previously accounted for on the equity method of accounting;

•	Increase of $871,000 related to the appeal of our application to secure a gaming license in Pennsylvania;

•	Increase of $620,000 related to straight-line rent resulting from the amortization of above and below market ground leases which were recorded as a component of the purchase price allocation for the New York portfolio transaction;

•	Increase of $464,000 primarily related to increases in occupancy at Victoria Gardens; and

•	Increase of $143,000 primarily related to increases in occupancy in our hotel portfolio.
These increases were partially offset by the following decrease:
•	Decrease of $1,392,000 ($1,112,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Antelope Valley and Orchard Town Center.
The balance of the remaining increase in operating expenses of approximately $3,615,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses increased $23,016,000, or 12%, for the six months ended July 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $11,200,000 related to new property openings, as noted in the table on page 35;

•	Increase of $2,867,000 related to the buyout of our partner in Galleria at Sunset, which was previously accounted for on the equity method of accounting;

•	Increase of $2,090,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which is included in revenues from real estate operations as discussed above;

•	Increase of $2,037,000 related to write-offs of abandoned development projects that we believed were no longer probable of occurring;

•	Increase of $1,134,000 related to the appeal of our application to secure a gaming license in Pennsylvania;

•	Increase of $998,000 primarily related to increases in occupancy at Victoria Gardens;

•	Increase of $714,000 related to straight-line rent resulting from the amortization of above and below market ground leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction;

•	Increase of $600,000 primarily related to the write-off of costs associated with a potential acquisition in 2007, which is no longer being pursued; and

•	Increase of $373,000 primarily related to increases in occupancy in our hotel portfolio.
These increases were partially offset by the following decrease:
•	Decrease of $9,479,000 ($9,859,000, net of minority interest) related to a decrease in commercial outlot land sales primarily at Promenade Bolingbrook, Simi Valley, Orchard Town Center and Salt Lake City.
The balance of the remaining increase in operating expenses of approximately $10,482,000 was generally due to fluctuations in mature properties and general operating activities.

Interest expense for the Commercial Group decreased by $993,000, or 2.22%, for the three months ended July 31, 2007 compared to the same period in the prior year. Interest expense for the Commercial Group increased by $3,005,000, or 3.41%, for the six months ended July 31, 2007 compared to the same period in the prior year. The fluctuations in interest expense for the three and six months ended July 31, 2007 is primarily attributable to the favorable change in fair value between comparable periods of 10-year forward swaps that did not receive hedge accounting offset by increased interest expense on the openings of the properties listed below.
The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened/acquired properties for the three and six months ended July 31, 2007 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Six Months Ended
				July 31, 2007
				Revenue		Revenue
		Quarter/Year		from Real		from Real
		Opened or		Estate	Operating	Estate	Operating
Property	Location	Acquired	Square Feet	Operations	Expenses	Operations	Expenses

Retail Centers:
Victoria Gardens-Bass Pro (3)	Rancho Cucamonga, California	Q2-2007	180,000	$780	$—	$780	$—
Promenade Bolingbrook (2)	Bolingbrook, Illinois	Q1-2007	755,000	2,742	1,853	2,742	2,684
Northfield at Stapleton	Denver, Colorado	Q4-2005/Q1-2006/ Q3-2006	1,170,000	1,686	2,256	3,991	4,031

Office Buildings:
Richmond Office Park (4)	Richmond, Virginia	Q2-2007 (1)	571,000	210	—	210	—
Illinois Science and Technology Park-Building Q	Skokie, Illinois	Q1-2007	160,000	288	331	288	334
Colorado Studios	Denver, Colorado	Q1-2007 (1)	75,000	105	47	105	47
Commerce Court	Pittsburgh, Pennsylvania	Q1-2007 (1)	378,000	1,750	1,106	2,789	1,550
Illinois Science and Technology Park – Building A	Skokie, Illinois	Q4-2006	225,000	888	614	1,735	1,089
Illinois Science and Technology Park – Building P	Skokie, Illinois	Q4-2006	127,000	223	444	435	704
Edgeworth Building	Richmond, Virginia	Q4-2006	142,000	347	411	752	577
Stapleton Medical Office Building	Denver, Colorado	Q3-2006	45,000	224	142	419	184

Total				$9,243	$7,204	$14,246	$11,200

(1)	Acquired property.

(2)	This property opened on April 26, 2007.

(3)	This property opened on July 18, 2007.

(4)	These eleven properties were acquired on July 26, 2007.
Residential Group
Revenues from real estate operations – Revenues from real estate operations for the Residential Group increased by $14,661,000, or 30.8%, during the three months ended July 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $6,362,000 related to military housing fee income from the management and development of units in Hawaii and Illinois;

•	Increase of $5,194,000 related to the buyout of our partners at Sterling Glen of Glen Cove in Glen Cove, New York, Sterling Glen of Great Neck in Great Neck, New York, Midtown Towers in Parma, Ohio and Village Green in Beachwood, Ohio previously accounted for on the equity method of accounting;

•	Increase of $2,236,000 related to new property openings and an acquired property as noted in the table on page 37; and

•	Increase of $1,957,000 related to an increase in rents and occupancies primarily at the following properties: Metro 417 in Los Angeles, California, 100 Landsdowne Street in Cambridge, Massachusetts, Sterling Glen of Ryebrook in Ryebrook, New York and Ashton Mill in Cumberland, Rhode Island.
These increases were partially offset by the following decrease:
•	Decrease of $2,100,000 related to the 2006 land sale at Bridgewater in Hampton, Virginia.
The balance of the remaining increase of approximately $1,012,000 was generally due to fluctuations in other mature properties.

Revenues from real estate operations for the Residential Group increased by $24,686,000, or 26.8%, during the six months ended July 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $10,345,000 related to military housing fee income from the management and development of units in Hawaii and Illinois;

•	Increase of $6,833,000 related to the buyout of our partners at Sterling Glen of Glen Cove, Sterling Glen of Great Neck, Midtown Towers and Village Green previously accounted for on the equity method of accounting;

•	Increase of $4,507,000 related to an increase in rents and occupancies primarily at the following properties: Metro 417, 100 Landsdowne Street, Sterling Glen of Ryebrook and Ashton Mill; and

•	Increase of $3,602,000 related to new property openings and an acquired property as noted in the table on page 37.
These increases were partially offset by the following decrease:
•	Decrease of $2,100,000 related to the 2006 land sale at Bridgewater.
The balance of the remaining increase of approximately $1,499,000 was generally due to fluctuations in other mature properties.
Operating and Interest Expenses – Operating expenses for the Residential Group increased by $11,491,000, or 34.4%, during the three months ended July 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $5,349,000 related to management expenditures associated with military housing fee income;

•	Increase of $3,252,000 related to the buyout of our partners at Sterling Glen of Glen Cove, Sterling Glen of Great Neck, Midtown Towers and Village Green;

•	Increase of $1,321,000 in write-offs of abandoned development projects; and

•	Increase of $516,000 related to new property openings and an acquired property as noted in the table on page 37.
These increases were partially offset by the following decrease:
•	Decrease of approximately $2,000,000 related to the 2006 land sale at Bridgewater.
The balance of the remaining increase of approximately $3,053,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $19,667,000, or 31.7%, during the six months ended July 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $6,368,000 related to management expenditures associated with military housing fee income;

•	Increase of $4,459,000 related to the buyout of our partners at Sterling Glen of Glen Cove, Sterling Glen of Great Neck, Midtown Towers and Village Green;

•	Increase of $2,737,000 in write-offs of abandoned development projects; and

•	Increase of $1,227,000 related to new property openings and an acquired property as noted in the table on page 37.
These increases were partially offset by the following decrease:
•	Decrease of approximately $2,000,000 related to the 2006 land sale at Bridgewater.
The balance of the remaining increase of approximately $6,876,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $233,000, or 2.0%, during the three months ended July 31, 2007 compared to the same period in the prior year and by $3,292,000, or 15.0%, during the six months ended July 31, 2007 compared to the same periods in the prior year. The increase is primarily attributable to openings and the acquisition of the properties in the table on page 37.

The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened or acquired properties which have not yet reached stabilization for the three and six months ended July 31, 2007 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Six Months Ended
				July 31, 2007
				Revenue from		Revenue from
		Quarter/Year	Number	Real Estate	Operating	Real Estate	Operating
Property	Location	Opened	of Units	Operations	Expenses	Operations	Expenses

Cameron Kinney	Richmond, Virginia	Q2-2007 (1)	259	$704	$258	$704	$258
Botanica II	Denver, Colorado	Q2-2007	154	64	40	64	40
1251 S. Michigan	Chicago, Illinois	Q1-2006	91	173	77	328	223
Sky55	Chicago, Illinois	Q1-2006	411	1,295	141	2,506	706

Total				$2,236	$516	$3,602	$1,227

(1)	Acquired property
Land Development Group
Revenues from real estate operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land that we believe is in good markets throughout the country. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry that are anticipated to continue throughout the year and into 2008. Interest income for the Land Development Group is discussed beginning on page 40. Revenues from real estate operations for the Land Development Group decreased by $7,488,000 for the three months ended July 31, 2007 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $11,954,000 in land sales at Stapleton in Denver, Colorado; and

•	Decrease of $745,000 in land sales primarily at three land development projects, Wheatfield Lake in Wheatfield, New York, Chestnut Plaza in Elyria, Ohio and Suncoast Lakes in Pasco County, Florida, combined with several other sales decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $2,081,000 in land sales at Summers Walk in Davidson, North Carolina;

•	Increase of $1,625,000 in land sales at Tangerine Crossing in Tucson, Arizona;

•	Increase of $638,000 in land sales at Rockport Square in Lakewood, Ohio; and

•	Increase of $867,000 in land sales primarily at two major land development projects, Waterbury in North Ridgeville, Ohio and Mill Creek in York County, South Carolina, combined with several other sales increases at various land development projects.
Revenues from real estate operations for the Land Development Group decreased by $17,571,000 for the six months ended July 31, 2007 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $16,794,000 in land sales at Stapleton;

•	Decrease of $4,241,000 in land sales at Waterbury;

•	Decrease of $769,000 in land sales at Tangerine Crossing;

•	Decrease of $585,000 in land sales at Suncoast Lakes; and

•	Decrease of $904,000 in land sales primarily at three major land development projects, Creekstone in Copley, Ohio, New Haven in Barberton, Ohio and Chestnut Plaza, combined with several other sales decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $2,445,000 in land sales at Summers Walk;

•	Increase of $1,760,000 in land sales at Rockport Square;

•	Increase of $698,000 in land sales at Mill Creek; and

•	Increase of $819,000 in land sales primarily at Mallard Point in Lorain, Ohio, combined with several other sales increases at various land development projects.
Operating and Interest Expenses – Operating expenses increased by $1,460,000 for the three months ended July 31, 2007 compared to the same period in the prior year. This increase is primarily the result of:
•	Increase of $1,568,000 at Summers Walk primarily related to increased land sales;

•	Increase of $1,010,000 at Tangerine Crossing primarily related to increased land sales;

•	Increase of $856,000 at Rockport Square primarily related to increased land sales; and

•	Increase of $1,688,000 primarily at Waterbury, combined with several other expense increases at various land development projects.
These increases were partially offset by the following decreases:
•	Decrease of $2,798,000 at Stapleton primarily related to decreased land sales; and

•	Decrease of $864,000 primarily related to decreased land sales at two major land development projects, Wheatfield Lake combined with several other expense decreases at various land development projects.
Operating expenses increased by $558,000 for the six months ended July 31, 2007 compared to the same period in the prior year. This increase is primarily the result of:
•	Increase of $2,263,000 at Rockport Square primarily related to increased land sales;

•	Increase of $1,823,000 at Summers Walk primarily related to increased land sales; and

•	Increase of $3,546,000 primarily at Tangerine Crossing, Mill Creek and Villages of Central in Cleveland, Ohio, combined with several other expense increases at various land development projects.
These increases were partially offset by the following decreases:
•	Decrease of $4,330,000 at Stapleton primarily related to decreased land sales;

•	Decrease of $1,184,000 at Waterbury primarily related to decreased land sales; and

•	Decrease of $1,560,000 primarily related to decreased land sales at three major land development projects, Creekstone, Suncoast Lakes and New Haven, combined with several other expense decreases at various land development projects.
Interest expense decreased by $2,575,000 and $2,098,000, respectively, for the three and six months ended July 31, 2007 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in the Nets incurred a pre-tax loss of $2,226,000 and $5,477,000 for the three and six months ended July 31, 2007, respectively, representing a decrease in allocated losses of $1,815,000 and $7,265,000 compared to the same periods in the prior year. For the three and six months ended July 31, 2007 and 2006, we recognized approximately 10% and 31% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets.
Included in the losses for the six months ended July 31, 2007 and 2006 are approximately $3,450,000 and $8,858,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team and our share of insurance premiums purchased on policies related to the standard indemnification required by the NBA. The remainder of the loss substantially relates to the operations of the team. The team expects to operate at a loss in 2007 comparable to prior years and required additional capital from its members to fund the loss. As a result, our percentage share of losses to be recognized over the remainder of the year is expected to be comparable to that recognized in prior years.

Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities decreased by $1,264,000 for the three months ended July 31, 2007 and increased by $4,824,000 for the six months ended July 31, 2007, compared to the same periods in the prior year. The decrease of $1,264,000 for the three months ended July 31, 2007 was attributed to general corporate expenses. For the six months ended July 31, 2007, the increase was primarily related to $1,188,000 of stock-based compensation costs mostly related to awards granted to retirement-eligible grantees, $2,851,000 of payroll costs and the remaining amount related to general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense increased by $4,351,000 and $8,020,000, respectively, for the three and six months ended July 31, 2007 compared to the same periods in the prior year and is primarily associated with the increased borrowings on the bank revolving credit facility and interest on the $287,500,000 of 3.625% puttable equity-linked senior notes that were issued in October 2006.
Other Activity
The following items are discussed on a consolidated basis.
Provision for Decline in Real Estate
We review our real estate portfolio, including land held for development or sale, to determine if our carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. In cases where we do not expect to recover our carrying costs, an impairment loss is recorded as a provision for decline in real estate pursuant to the guidance established in SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS No. 144”).
There was no provision for decline in real estate recorded for the three and six months ended July 31, 2007. During the three and six months ended July 31, 2006, we recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. This provision represents a write down to the estimated fair value, less cost to sell, due to a change in events, such as an offer to purchase, related to the estimated future cash flows.
Depreciation and Amortization
We recorded depreciation and amortization of $55,741,000 for the three months ended July 31, 2007, which is an increase of $14,170,000 compared to the same period in the prior year. This increase is primarily the result of acquisitions and new property openings. Also included in this increase for the three months ended July 31, 2007 are $2,414,000 related to depreciation and amortization of tangible and intangible assets, resulting from the purchase price allocation for the New York portfolio transaction that closed in November 2006 and $1,552,000 of amortization expense related to capitalized software costs.
We recorded depreciation and amortization of $115,528,000 for the six months ended July 31, 2007, which is an increase of $33,669,000 for the six months ended July 31, 2007 compared to the same period in the prior year. This increase is primarily the result of management’s approval to demolish two buildings adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in $7,837,000 of accelerated depreciation. Also included in this increase for the six months ended July 31, 2007 is $5,072,000 related to depreciation and amortization of tangible and intangible assets resulting from the purchase price allocation for the New York portfolio transaction that closed in November 2006 and $3,175,000 of amortization expense related to capitalized software costs. The remainder of the increase is primarily attributable to acquisitions and new property openings.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three and six months ended July 31, 2007, we recorded amortization of mortgage procurement costs of $2,839,000 and $5,403,000, respectively. Amortization of mortgage procurement costs increased $399,000 and $71,000 for the three and six months ended July 31, 2007, respectively, compared to the same periods in the prior year.
Loss on Early Extinguishment of Debt
For the three and six months ended July 31, 2007, we recorded $1,640,000 and $4,184,000, respectively, as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Northern Boulevard and Columbia Park Center, specialty retail centers located in Queens, New York and North Bergen, New Jersey, respectively, in order to secure more favorable financing terms, as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee, which was sold during the three months ended July 31, 2007 (see Discontinued Operations section on page 44). For the three and six months ended July 31, 2006, we recorded $-0-

and $803,000, respectively, as loss on early extinguishment of debt, which represents the impact of early extinguishment of the construction loan at Simi Valley Town Center, a retail center located in Simi Valley, California, in order to obtain permanent financing.
Interest and Other Income
Interest and other income was $23,423,000 for the three months ended July 31, 2007 compared to $7,870,000 for the three months ended July 31, 2006, representing an increase of $15,553,000. This increase was primarily the result of the following:
–	Residential Group
•	Increase of $10,090,000 related to the gain on sale of Sterling Glen of Roslyn, a supported-living apartment community under construction in Roslyn, New York; and

•	Increase of $888,000 related to the income recognition on the sale of federal Historic Preservation Tax Credits.
–	Land Development Group
•	Increase of $670,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the Denver Urban Renewal Authority (“DURA”) bonds (see “Financing Arrangements” section).
These increases were partially offset by the following decreases:
–	Land Development Group
•	Decrease of $1,864,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds (see “Financing Arrangements” section); and

•	Decrease of $106,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”) (see “Financing Arrangements” section).
–	Commercial Group
•	Decrease of $1,341,000 related to interest income earned on cash proceeds from property dispositions placed in escrow for future acquisitions.
The balance of the remaining increase in interest and other income of approximately $7,216,000 was due to other general investing activities.
Interest and other income was $34,822,000 for the six months ended July 31, 2007 compared to $22,717,000 for the six months ended July 31, 2006, representing an increase of $12,105,000. This increase was primarily the result of the following:
–	Residential Group
•	Increase of $10,090,000 related to the gain on sale of Sterling Glen of Roslyn.
–	Land Development Group
•	Increase of $1,542,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the DURA bonds (see “Financing Arrangements” section).
These increases were partially offset by the following decreases:
–	Residential Group
•	Decrease of $7,062,000 related to the income recognition on the sale of state and federal Historic Preservation Tax Credits.
–	Commercial Group
•	Decrease of $1,341,000 related to interest income earned on cash proceeds from property dispositions placed in escrow for future acquisitions.

–	Land Development Group
•	Decrease of $1,787,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 TIF bonds (see “Financing Arrangements” section); and

•	Decrease of $112,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the Senior Subordinate Bonds (see “Financing Arrangements” section).
The balance of the remaining increase in interest and other income of approximately $10,775,000 was due to other general investing activities.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $7,773,000 for the three months ended July 31, 2007 compared to $6,310,000 for the three months ended July 31, 2006, representing an increase of $1,463,000. This increase was primarily the result of the following activities that occurred within our equity method investments:
–	Commercial Group
•	Increase of $663,000 related to increased occupancy at the Westin Convention Center Hotel, located in Pittsburgh, Pennsylvania; and

•	Increase of $649,000 related to our proportionate share of earnings in our equity investment in San Francisco Centre, located in San Francisco, California, which opened during the third quarter of 2006.
–	Land Development Group
•	Increase of $2,669,000 related to increased land sales at Gladden Farms II, located in Marana, Arizona.
–	The Nets
•	Increase of $1,815,000 due to a reduction in our proportionate share of the loss related to our equity investment in the Nets.
–	Residential Group
•	Increase of $1,698,000 due to the sale of condominium units at 1100 Wilshire and Mercury, both located in Los Angeles, California.
These increases were partially offset by the following decreases:
–	Commercial Group
•	Decrease of $7,662,000 related to the 2006 gain on disposition of Midtown Plaza, a specialty retail center located in Parma, Ohio; and

•	Decrease of $875,000 due to the consolidation of Galleria at Sunset, a regional mall in Henderson, Nevada, in the third quarter of 2006 due to buy-out of our partner.
–	Land Development Group
•	Decrease of $2,920,000 primarily related to decreased land sales at Gladden Forest, located in Marana, Arizona and Chestnut Commons, located in Elyria, Ohio; and

•	Decrease of $885,000 primarily related to decreased land sales at Suncoast Lakes, located in Pasco County, Florida and Canterbury Crossing, located in Parker, Colorado.
–	Residential Group
•	Decrease of $829,000 due to the consolidation of Village Green, an apartment community located in Beachwood, Ohio, in the fourth quarter of 2006 due to buy-out of our partner.

Equity in earnings of unconsolidated entities was $9,134,000 for the six months ended July 31, 2007 compared to $6,689,000 for the six months ended July 31, 2006, representing an increase of $2,445,000. This increase was primarily the result of the following activities that occurred within our equity method investments:
–	Commercial Group
•	Increase of $1,289,000 related to increased occupancy at the Westin Convention Center Hotel; and

•	Increase of $1,221,000 related to our proportionate share of earnings in our equity investment in San Francisco Centre, which opened during the third quarter of 2006.
–	Land Development Group
•	Increase of $2,647,000 related to increased land sales at Gladden Farms II.
–	The Nets
•	Increase of $7,265,000 due to a reduction in our proportionate share of the loss related to our equity investment in the Nets.
–	Residential Group
•	Increase of $2,106,000 related to the 2007 gain on disposition of White Acres, an apartment community located in Richmond Heights, Ohio; and

•	Increase of $2,039,000 related to the sale of condominium units at 1100 Wilshire and Mercury.
These increases were partially offset by the following decreases:
–	Commercial Group
•	Decrease of $7,662,000 related to the 2006 gain on disposition of Midtown Plaza; and

•	Decrease of $1,874,000 due to the consolidation of Galleria at Sunset, in the third quarter of 2006 due to buy-out of our partner.
–	Land Development Group
•	Decrease of $4,243,000 primarily related to decreased land sales in Mayfield Village, Ohio;

•	Decrease of $3,215,000 primarily related to decreased land sales at Suncoast Lakes and Canterbury Crossing; and

•	Decrease of $3,054,000 related to decreased land sales at Gladden Forest and Chestnut Commons.
–	Residential Group
•	Decrease of $790,000 due to the consolidation of Village Green in the fourth quarter of 2006 due to buy-out of our partner.
Income Taxes
Income tax benefit for the three months ended July 31, 2007 and 2006 was $609,000 and $3,679,000, respectively, and $14,649,000 for the six months ended July 31, 2007. Income tax expense for the six months ended July 31, 2006 was $3,468,000. The difference in the income tax benefit or expense reflected in the Consolidated Statements of Earnings versus the income tax benefit or expense computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to our charitable contribution and state NOL valuation allowances based upon management’s assessment of our ability to utilize such deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income. At January 31, 2007, we had a net operating loss carryforward for tax purposes of $90,825,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties) that will expire in the years ending January 31, 2022 through January 31, 2027, a charitable contribution deduction carryforward of $37,942,000 that will expire in the years ending

January 31, 2008 (approximately $38,000) through January 31, 2012, general business credit carryovers of $12,865,000 that will expire in the years ending January 31, 2008 through 2027 and an alternative minimum tax (“AMT”) credit carryforward of $27,067,000 that is available to be used to reduce Federal tax to the AMT amount. We have a full valuation allowance against the deferred tax asset associated with our charitable contributions because management believes at this time that it is more likely than not that we will not realize these benefits. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
We apply the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The carryforwards reported in the preceding paragraph reflect the amounts that will be presented on the January 31, 2007 tax return and include a stock-based compensation deduction of $26,129,000. Under the “with-and-without” approach, no excess tax benefit from stock-based compensation is recorded until we have utilized our existing net operating losses. Accordingly, we have not recorded a net deferred tax asset of approximately $7,797,000 from excess stock-based compensation deductions.
FIN No. 48
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.
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
We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. We file a consolidated United States federal income tax return. Where applicable, we file combined income tax returns in various states and we file individual separate income tax returns in other states. Our federal consolidated income tax returns for the year ended January 31, 2003 and subsequent years are subject to examination by the Internal Revenue Service. Certain of our state returns for the year ended January 31, 2003 and all subsequent year state returns are subject to examination by various taxing authorities.
During the three months ended July 31, 2007, we settled examinations on two of our partnerships. A summary of our FIN No. 48 position at the date of adoption, February 1, 2007, and as of July 31, 2007 is depicted in the following table:

	July 31, 2007	February 1, 2007
Unrecognized tax benefits	$4,523,000	$4,892,000
Portion that, if recognized, would impact the effective rate	$886,000	$844,000
Accrued interest and penalties on unrecognized tax benefits	$1,000,000	$1,013,000
Range of possible decrease in unrecognized tax benefits in next twelve months	$0 to $3,500,000	$0 to $3,900,000

Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three and six months ended July 31, 2007 and 2006. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York, was held for sale at July 31, 2007. Sterling Glen of Lynbrook’s assets and liabilities as of July 31, 2007 are presented in the table below.

July 31, 2007
(in thousands)
Assets
Real estate	$29,858
Cash and equivalents	615
Restricted cash	831
Notes and accounts receivable, net	9
Other assets	1,639

Total Assets	$32,952

Liabilities
Mortgage debt, nonrecourse	$27,696
Accounts payable and accrued expenses	280

Total Liabilities	$27,976

The following table lists the consolidated rental properties included in discontinued operations:

			Quarter/	Three Months	Six Months	Three Months	Six Months
		Square Feet/	Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	7/31/2007	7/31/2007	7/31/2006	7/31/2006

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	—	—	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	—	—	Yes	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	—	—	—	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	—	—	—	Yes

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Est. Q1-2008	Yes	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	Yes	Yes	Yes	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	Yes	Yes	Yes	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	Yes	Yes	Yes	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	Yes	Yes	Yes	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	Yes	Yes	Yes	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	Yes	Yes	Yes	Yes
Landings of Brentwood	Nashville, Tennessee	724 units	Q2-2007	Yes	Yes	—	—
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	—	—	Yes	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	—	—	Yes	Yes
During the three months ended July 31, 2007, we consummated an agreement with a third party to dispose of eight and lease four supported-living apartment properties. Eleven of the properties are open and operating and one is under construction. The property under construction and seven operating properties will be sold, and four will be operated by the purchaser under long-term operating leases. The operating leases will have a stated term of five years with various put and call provisions at a pre-determined purchase price that can be exercised generally after two years from the signing date of each lease at an amount that is in excess of the current carrying amount of the properties. We are generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. During June 2007, prior to the agreements to dispose and lease its supported-living properties, we acquired our partner’s interests in each of these properties for net cash consideration of approximately $20.5 million. The acquisition of our partner’s interest (a related party who is an employee of ours) was accounted for as an acquisition of minority interest in accordance with SFAS No. 141 and has been recorded as an adjustment of the basis of the supported-living properties.
During the three months ended July 31, 2007, the property under construction, Sterling Glen of Roslyn, located in Roslyn, New York, was sold at a pre-tax gain of $10,090,000 ($6,191,000 net of tax) that is included in other income in the Consolidated Statements of Earnings for the three and six months ended July 31, 2007. In addition, during July 2007 six operating properties, listed in the table above, were sold generating a gain on disposition of rental properties of $81,239,000 ($49,848,000 net of tax and minority interest), which has been classified as discontinued operations along with the operating results of the six properties through the date of sale.

The seventh operating property, Sterling Glen of Lynbrook, is expected to be sold in 2008 and is being operated by the purchaser under a short-term lease. This property is presented as discontinued operations as of July 31, 2007 as the terms of its lease meet the qualifications of assets held for sale under SFAS No. 144.
Three of the remaining properties entered into long-term operating leases with the purchaser (one of which closed on August 1, 2007). We have continued to consolidate the leased properties in our Consolidated Balance Sheets at July 31, 2007 as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”) have not been achieved. Further, we have concluded that the leased properties have met the criteria as a VIE pursuant to FASB interpretation No. 46 (Revised December 2003) “Consolidation of Variable interest Entities” (“FIN No. 46(R)”), and due to our obligation to absorb a majority of expected losses, the leased properties are consolidated by us at July 31, 2007 and are expected to remain consolidated until sold. The provisions of these three leases do not meet the qualifications of assets held for sale under SFAS No. 144 as of July 31, 2007; therefore, these properties have not been included in discontinued operations. It is expected that one additional operating property will enter into a long-term lease with the purchaser later in 2007.
During the three months ended July 31, 2007, we also disposed of Landings of Brentwood, a 724-unit apartment community, for a gain on disposition of rental properties of $25,079,000 ($15,388,000 net of tax and minority interest).
The operating results related to discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues	$12,397	$33,166	$24,599	$66,445

Expenses
Operating expenses	11,883	20,472	20,730	47,005
Depreciation and amortization	921	3,470	1,934	6,914

	12,804	23,942	22,664	53,919

Interest expense	(2,000)	(4,832)	(3,608)	(10,210)
Amortization of mortgage procurement costs	(34)	(151)	(69)	(318)
Loss on early extinguishment of debt	(363)	—	(363)	—

Interest income	112	281	209	1,004
Gain on disposition of rental properties	106,318	7,342	106,318	143,726

Earnings before income taxes	103,626	11,864	104,422	146,728

Income tax expense
Current	5,682	1,405	5,740	703
Deferred	34,358	3,993	34,608	33,252

	40,040	5,398	40,348	33,955

Earnings before minority interest	63,586	6,466	64,074	112,773

Minority interest, net of tax
Gain (loss) on disposition of rental properties	—	(2,693)	—	58,393
Operating earnings from rental properties	—	586	—	457

	—	(2,107)	—	58,850

Net earnings from discontinued operations	$63,586	$8,573	$64,074	$53,923

Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of rental properties, before tax and minority interest, for the three and six months ended July 31, 2007 and 2006:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Discontinued Operations:
Six Sterling Glen properties (Supported-Living Apartments) (1)	$81,239	$—	$81,239	$—
Landings of Brentwood (Apartments) (2)	25,079	—	25,079	—
Hilton Times Square Hotel (2)	—	—	—	135,945
G Street Retail (Specialty Retail Center)	—	—	—	439
Providence at Palm Harbor (Apartments) (2)	—	7,342	—	7,342

Total	$106,318	$7,342	$106,318	$143,726

(1)	The six properties included in the gain on disposition are Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford. We elected to deposit the sales proceeds with a qualified intermediary for the purposes of identifying replacement assets under Section 1031 of the Internal Revenue Code for the properties except Sterling Glen of Forest Hills.

(2)	We elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144; therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of the gains on disposition of equity method investments during the three and six months ended July 31, 2007 and 2006, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Three Months Ended July 31,		Six Months Ended July 31,
		2007	2006	2007	2006
		(in thousands)		(in thousands)
White Acres (Apartments) (1)	Richmond Heights, Ohio	$—	$—	$2,106	$—
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	—	7,662	—	7,662

		$—	$7,662	$2,106	$7,662

(1)	We disposed of our interest in White Acres in a non-monetary exchange for the remaining outside interest in Midtown Towers, an apartment community located in Parma, Ohio, which was also an equity method investment. We have accounted for the non-monetary transaction based upon the fair value of the equity method investments exchanged, which resulted in the above gain on disposition of $2,106,000 for the six months ended July 31, 2007.
FINANCIAL CONDITION AND LIQUIDITY
We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Recent difficulties in the sub-prime mortgage markets have negatively impacted the lending and capital markets, particularly for real estate. The risk premium demanded by capital suppliers has increased significantly since the end of the second quarter. Lending spreads have widened from recent levels and originations of new loans for the Commercial Mortgage Backed Securities (CMBS) market have decreased significantly. Underwriting standards are being tightened and spreads have risen. While the long-term impact cannot be known, borrowing costs for us may rise and financing levels may be modestly lower. To date, we have not experienced any significant negative impact to our access to capital from the recent changes in the debt marketplace.
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
Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules which substantially modify the registration, communications and offering procedures under the Securities Act of 1933. These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are a WKSI as of July 31, 2007. In the meantime, we may still issue securities under our existing shelf registration statement described on page 48.

Bank Revolving Credit Facility
On June 6, 2007, our 13-member bank group approved an amended and restated bank revolving credit facility. The amendment extended the maturity date one year until March 2010 and reduced the spread on the London Interbank Offered Rate (“LIBOR”) rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contains an accordion provision that allows us, subject to bank approval, to increase our maximum borrowings by $150,000,000 to $750,000,000 at any time prior to maturity. Our financial covenants, as defined in the credit facility, have remained unchanged.
The maximum borrowings, outstanding balances and related terms of the bank revolving credit facility at July 31, 2007 and January 31, 2007 were as follows (in thousands, except percentage amounts):

	July 31, 2007	January 31, 2007
Maximum borrowings (1)	$600,000	$600,000
Accordion option	$150,000	$—

Outstanding:
Borrowings	$235,000	$—
Letters of credit	$83,338	$72,324
Surety bonds	$—	$—

Related Terms:
LIBOR rate option (2)	1.45% + LIBOR	1.75% + LIBOR
Prime rate option	1/2% + prime rate	1/2% + prime rate
Dividend/stock repurchase limitation	$40,000	$40,000

(1)	$100,000,000 of the available borrowings may be used for letters of credit or surety bonds.

(2)	We generally elect the LIBOR rate option over the prime rate option.
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at both July 31, 2007 and January 31, 2007 (in thousands):

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000
6.500% Senior Notes due 2017	150,000
7.375% Senior Notes due 2034	100,000

Total Senior Notes	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	20,400
Subordinate Tax Revenue Bonds due 2013	29,000

Total Subordinated Debt	49,400

Total Senior and Subordinated Debt	$886,900

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
Upon the occurrence of an effective failure, we will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. At July 31, 2007, the maximum potential additional amounts that could be required to be paid by us is approximately $2,174,000 for the two year period in which the shelf registration is required to be effective. At July 31, 2007, we, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies”, have concluded that it is not probable we will be required to pay additional amounts as a result of an effective failure.
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
Other Senior Notes
Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at July 31, 2007.
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

On January 25, 2005, we issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering under our shelf registration statement. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by us, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter. However, if we complete one or more public equity offerings prior to February 1, 2008, up to 35% of the original principal amount of the notes may be redeemed using all or a portion of the net proceeds within 75 days of the completion of the public equity offering at 106.50% of the principal amount of the notes.
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
Subordinated Debt
In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. We have entered into a TRS for the benefit of these bonds that expires on September 15, 2008. Under this TRS, we receive a rate of 8.25% and pay the Security Industry and Financial Markets Association (“SIFMA”), formerly known as Bond Market Association (“BMA”) rate plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
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
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005. The District used a portion of the proceeds to repay developer advances and accrued interest of $30,271,000 to Stapleton Land, LLC, our consolidated subsidiary.
On July 13, 2005, Stapleton Land II, LLC, our consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided a combination of cash and notes receivable aggregating approximately, $10,000,000 as collateral, which was recorded in the Consolidated Balance Sheets as of January 31, 2007. During the six-month period ended July 31, 2007, the cash component was replaced as collateral by certain notes receivable owned by us. For the three and six months ended July 31, 2007, we recorded approximately $163,000 and $394,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $163,000 and $321,000, respectively, is fee interest income and $-0- and $73,000, respectively, is interest income on the collateral. For the three and six months ended July 31, 2006, we recorded $269,000 and $506,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $322,000, respectively, is fee interest income and $105,000 and $184,000, respectively, is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At July 31, 2007, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.

On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. During 2006, the District withdrew $20,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. On May 1, 2007, the District withdrew an additional $14,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into TRS with a notional amount of $34,000,000. We receive a fixed rate of 8.5% and pay SIFMA plus a spread on the TRS related to the Converted Bonds. We determined the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. We have classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The fair value of the Converted Bonds was approximately $34,000,000 and $20,000,000, respectively, at July 31, 2007 and January 31, 2007. For the three and six months ended July 31, 2007, we recorded $346,000 and $560,000, respectively, as a reduction of interest expense related to the $34,000,000 TRS in the Consolidated Statement of Earnings. As of July 31, 2007 no further draws have been made by the District.
Other Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”).
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $19,349,000 at July 31, 2007 and $15,090,000 at January 31, 2007 is recorded in other assets in the Consolidated Balance Sheets. For the three and six months ended July 31, 2007, we reported interest income of approximately $2,253,000 and $4,259,000, respectively, related to the Fee in the Consolidated Statements of Earnings. For the three and six months ended July 31, 2006, we reported interest income of approximately $1,583,000 and $2,717,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays SIFMA plus 60 basis points on the TRS (Stapleton Land, LLC paid SIFMA plus 160 basis points for the initial first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives SIFMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. The change in the fair value of the TRS is marked to market through earnings. The TRS matured during the six months ended July 31, 2007. The fair value of the TRS at January 31, 2007 was approximately $255,000.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. Stapleton Land, LLC has funded $4,692,000 of this commitment as of July 31, 2007.
Mortgage Financings
Our primary capital strategy seeks to isolate the financial risk at the property level to maximize returns and reduce risk on and of our equity capital. Our mortgage debt is nonrecourse, including our construction loans, with each property separately financed. We do not cross-collateralize our mortgage debt. We operate as a C-corporation and retain substantially all of our internally generated cash flows. We recycle this cash flow, together with refinancing and property sale proceeds to fund new development and acquisitions that we believe will drive favorable returns for our shareholders. This strategy has historically provided us with the necessary liquidity to take advantage of investment opportunities, and we believe will continue to do so in the future.

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
We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2007 and 2008. During the six months ended July 31, 2007, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Loan extensions/additional fundings	$486,730
Development projects and acquisitions (1)	223,092
Refinancings	210,703

$920,525

(1)	$157,575 of the $223,092 relates to development projects and represents the full amount available to be drawn on the loan.
Interest Rate Exposure
At July 31, 2007, the composition of nonrecourse mortgage debt was as follows:

				Total
	Operating	Development and		Weighted
	Properties	Land Projects	Total	Average Rate
	(dollars in thousands)
Fixed (1)	$3,852,844	$ 5,239	$3,858,083	6.08%
Variable (2)
Taxable	784,057	247,400	1,031,457	6.90%
Tax-Exempt	619,592	43,232	662,824	4.49%

	$5,256,493	$ 295,871	$5,552,364	6.04%

Commitment from lenders		$ 663,288

(1)	Fixed rate debt of $3,858,083 as of July 31, 2007 includes $94,688 of Urban Development Action Grants (“UDAGs”) at 2.06%.

(2)	Taxable variable-rate debt of $1,031,457 and tax-exempt variable-rate debt of $662,824 as of July 31, 2007 is protected with swaps and caps described below.
To mitigate short-term variable-interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
08/01/07-02/01/08 (2)	$1,037,362	6.51%	$350,289	4.72%
02/01/08-02/01/09	1,056,089	7.19	689,690	5.43
02/01/09-02/01/10	391,413	5.43	688,432	5.43
02/01/10-02/01/11	73,500	5.00	687,081	5.44

(1)	Excludes the 10-year forward swaps discussed below.

(2)	These LIBOR-based hedges as of August 1, 2007 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2008.

Tax Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index, formerly known as Bond Market Association (“BMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
08/01/07-02/01/08	$266,558	5.83%
02/01/08-02/01/09	219,310	5.97
02/01/09-02/01/10	158,000	6.07
02/01/10-02/01/11	10,800	6.96
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.08% and has never exceeded 7.90%.
For anticipated fixed-rate financings, the interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the 10-year swap rate. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the 10-year forward swaps outstanding as of July 31, 2007 (in thousands):
Forward Swaps

Property Accounted for
under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate

2008	$258,920	5.76%	$—	—
2009	$—	—	$—	—
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$—	—	$—	—

(1)	As these 10-year forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.
For the three and six months ended July 31, 2007, we recorded $2,897,000 and $1,450,000, respectively, as a reduction of interest expense related to our 10-year forward swaps in our Consolidated Statements of Earnings, which represents the increase in fair value of the swap that did not qualify for hedge accounting. For the three and six months ended July 31, 2006, we recorded $6,370,000 of interest expense related to our 10-year forward swaps in our Consolidated Statements of Earnings, which represents the decrease in fair value of the four swaps that did not qualify for hedge accounting.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2007, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $6,028,000 at July 31, 2007. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,835,000 at July 31, 2007. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate. Additionally, we and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At July 31, 2007, the aggregate notional amount of TRS in which we and the Joint Ventures have an interest is approximately $308,801,000. The fair value of such contracts is immaterial at July 31, 2007 and January 31, 2007. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.

Cash Flows
Operating Activities
Net cash provided by operating activities was $48,938,000 for the six months ended July 31, 2007. Net cash provided by operating activities was $129,905,000 for the six months ended July 31, 2006. The decrease in net cash provided by operating activities in the six months ended July 31, 2007 compared to the six months ended July 31, 2006 of $80,967,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$20,646
Decrease in interest and other income received	(1,747)
Decrease in cash distributions from unconsolidated entities	(7,824)
Decrease in proceeds from land sales — Land Development Group	(23,252)
Decrease in proceeds from land sales — Commercial Group	(14,857)
Decrease in land development expenditures	32,392
Increase in operating expenditures	(80,752)
Increase in interest paid	(5,573)

Net decrease in cash provided by operating activities	$(80,967)

Investing Activities
Net cash used in investing activities was $564,541,000 and $471,183,000 for the six months ended July 31, 2007 and 2006, respectively.
The net cash used in investing activities consisted of the following:

	Six Months Ended July 31,
	2007	2006
	(in thousands)
Capital expenditures*	$(729,643)	$(363,952)

Payment of lease procurement costs and other assets	(16,628)	(14,082)

(Increase) decrease in restricted cash used for capital expenditures and other investing activities:
Forest Trace, a supported-living community in Lauderhill, Florida	(50,830)	—
Victoria Gardens, a retail center in Rancho Cucamonga, California	19,509	(18,290)
Atlantic Yards, a commercial development project in Brooklyn, New York	419	8,726
Investment in a development opportunity in Ardsley, New York	—	(15,000)
Simi Valley Town Center, a retail center in Simi Valley, California	—	(6,609)

Sale proceeds released from escrow for current acquisitions or (placed in) escrow for future acquisitions:
Mount Vernon Square, an apartment complex in Alexandria, Virginia	51,943	(6,288)
Battery Park City, a specialty retail center in Manhattan, New York	25,125	—
Six Sterling Glen supported-living communities	(111,089)	—
Hilton Times Square, a hotel in Manhattan, New York, which were released in the third quarter of 2006	—	(110,104)
Providence at Palm Harbor, an apartment complex in Tampa, Florida, which were released in the fourth quarter of 2006	—	(7,250)
Other	(7,556)	(8,154)

Subtotal	$(72,479)	$(162,969)

Proceeds from disposition of rental properties and a development project:
Six Sterling Glen supported-living communities	$188,499	$—
Landings of Brentwood, an apartment complex in Nashville, Tennessee	67,756	—
Sterling Glen of Roslyn, a development project in Roslyn, New York	34,717	—
Hilton Times Square, a hotel in Manhattan, New York	—	120,400
Providence at Palm Harbor, an apartment complex in Tampa, Florida	—	7,250
G Street, a retail center in Philadelphia, Pennsylvania	—	805
Other	579	—

Subtotal	$291,551	$128,455

Investing Activities (continued)

	Six Months Ended July 31,
	2007	2006
	(in thousands)
(Increase) decrease in investments in and advances to affiliates:
Land Development:
Mesa De Sol, an unconsolidated project in Covington, New Mexico	$(6,498)	$(12,189)
Residential Projects:
Fort Lincoln III & IV, primarily refinancning proceeds from an unconsolidated apartment complex in Washington, D.C.	5,152	—
Mercury, an unconsolidated condominium development project in Los Angeles, California	(3,069)	(2,914)
Met Lofts, an unconsolidated apartment complex in Los Angeles, California	(1,337)	—
Air Force Academy, an unconsolidated military housing project in Colorado Springs, Colorado	(1,900)	—
Uptown Apartments, an unconsolidated apartment complex under construction in Oakland, California	2,007	(6,904)
1100 Wilshire, an unconsolidated condominium development project in Los Angeles, California	—	(1,268)
Cobblestone Court, an unconsolidated apartment complex in Painesville, Ohio	—	(1,967)
New York City Projects:
East River Plaza, an unconsolidated development project in Manhattan, New York	(1,048)	(5,612)
The Nets, a National Basketball Association franchise	(25,083)	—
Sports arena complex and related development projects in Brooklyn, New York	1,123	(6,240)
Commercial Projects:
Bulletin Building, primarily refinancing proceeds from an unconsolidated office building in San Francisco, California	8,648	—
San Francisco Centre-Emporium, primarily refinancing proceeds from an unconsolidated regional mall in San Francisco, California	15,804	(1,251)
Village at Gulfstream Park, an unconsolidated retail development project in Hallendale, Florida	(2,611)	—
Waterfront, an unconsolidated mixed-use development project in Washington, D.C.	(25,200)	—
Wiregrass Ranch, an unconsolidated retail development project in Tampa, Florida	(3,053)	(1,048)
Metreon, an unconsolidated retail commercial acquisition in San Francisco, California	—	(20,000)
Dispositions:
Midtown Plaza, an unconsolidated retail center in Parma, Ohio	—	6,944
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(277)	(6,186)

Subtotal	$(37,342)	$(58,635)

Net cash used in investing activities	$(564,541)	$(471,183)

*Capital expenditures were financed as follows:

New nonrecourse mortgage indebtedness	$341,944	$164,370
Proceeds from disposition of rental properties and a development project including release of investing escrows (see above)	257,530	—
Cash provided by operating activities	48,938	129,905
Portion of cash on hand at the beginning of the year	81,231	69,677

Total Capital Expenditures	$729,643	$363,952

Financing Activities
Net cash provided by financing activities was $499,651,000 and $241,224,000 for the six months ended July 31, 2007 and 2006, respectively.
Net cash provided by financing activities consisted of the following:

	Six Months Ended July 31,
	2007	2006
	(in thousands)
Borrowings on bank revolving credit facility	$409,000	$139,000
Payments on bank revolving credit facility	(174,000)	(82,500)
Proceeds from nonrecourse mortgage debt	573,734	414,496
Principal payments on nonrecourse mortgage debt	(284,154)	(243,406)
Net increase (decrease) in notes payable	15,169	(23,372)
(Increase) decrease in restricted cash:
Uptown Apartments, a residential project under construction in Oakland, California	—	19,562
Stapleton, a mixed-use development project in Denver, Colorado	6,000	(2,065)
Sterling Glen of Roslyn, a supported-living community under construction in Roslyn, New York, sold in July 2007	2,781	13,078
Sky55, an apartment complex in Chicago, Illinois	3,207	5,153
1251 S. Michigan, an apartment complex in Chicago, Illinois	1,642	4,910
Edgeworth Building, an office building in Richmond, Virginia	1,015	(2,250)
Lucky Strike, an apartment complex in Richmond, Virginia	(5,295)	—
Sterling Glen of Ryebrook, a supported-living community in Ryebrook, New York	(4,000)	—
Chase Financial Tower, an office building in Cleveland, Ohio	—	7,663
Lenox Park, an apartment complex in Silver Spring, Maryland	—	3,697
Other	(2,661)	(1,063)
(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(6,277)	18,701
Payment of deferred financing costs	(7,849)	(9,429)
Purchase of treasury stock	(3,138)	(826)
Exercise of stock options	5,028	1,575
Distribution of accumulated equity to minority partners	(13,243)	—
Dividends paid to shareholders	(14,341)	(12,235)
Decrease in minority interest	(2,967)	(9,465)

Net cash provided by financing activities	$499,651	$241,224

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
DIVIDENDS
We pay quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.07 per share on both Class A and Class B common stock was declared on March 22, 2007 and was paid on June 15, 2007 to shareholders of record at the close of business on June 1, 2007. The second quarterly cash dividend of $.08 per share (representing a 14.0% increase over the first quarter’s dividend) on both Class A and Class B common stock was declared on June 21, 2007 and will be paid on September 18, 2007 to shareholders of record at the close of business on September 4, 2007. The third quarterly dividend is expected to be declared at the quarterly Board Meeting on September 26, 2007.
NEW ACCOUNTING STANDARDS
On August 31, 2007, the Financial Accounting Standards Board (“FASB”) issued proposed FASB Staff Position (“FSP”) No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” that, if issued, would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. If issued in its current form, the proposed FSP would require that the initial debt proceeds from the sale of a company’s convertible debt instrument be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and is expected to require retrospective application. The Company is currently assessing the impact this proposed FSP will have on its consolidated financial statements.

In June 2007, the FASB ratified the consensus on the Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). The provisions of EITF No. 06-11 require companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings under SFAS No. 123(R) as an increase to additional paid-in capital. The EITF is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-11 is not expected to have a material impact on our consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized as they occur. SFAS No. 159 permits the fair value option on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 159, if adopted, will have on our consolidated financial statements.
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
VARIABLE INTEREST ENTITIES
As of July 31, 2007, we determined that we are the primary beneficiary under FIN No. 46(R) of 30 VIEs representing 18 properties (18 VIEs representing 8 properties in Residential Group, 10 VIEs representing 8 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). As of July 31, 2007, we held variable interests in 42 VIEs for which we are not the primary beneficiary. As of July 31, 2007, the maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $122,000,000. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and a professional sports team.
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Senior and Subordinated Debt) as of July 31, 2007.

INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2007 and other factors that might cause differences, some of which could be material, include, but are not limited to, general real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as in our primary markets, downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or insolvency of tenants, dependence on rental income from real property, reliance on major tenants, the impact of terrorist acts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility, the level and volatility of interest rates, the continued availability of tax-exempt government financing, conflicts of interest, risks associated with developing and managing properties in partnership with others, effects of uninsured losses, environmental liabilities, risks associated with an investment in and operation of a professional sports franchise, the ability to maintain effective internal controls, compliance with governmental regulations, litigation risks, as well as other risks listed from time to time in our reports filed with the United States Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate risk. At July 31, 2007, our outstanding variable-rate debt portfolio consisted of $1,266,457,000 of taxable debt (which includes $235,000,000 related to the bank revolving credit facility) and $683,224,000 of tax-exempt variable-rate debt (which includes $20,400,000 of subordinated debt). Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
08/01/07-02/01/08 (2)	$1,037,362	6.51%	$350,289	4.72%
02/01/08-02/01/09	1,056,089	7.19	689,690	5.43
02/01/09-02/01/10	391,413	5.43	688,432	5.43
02/01/10-02/01/11	73,500	5.00	687,081	5.44

(1)	Excludes the 10-year forward swaps discussed below.

(2)	These LIBOR-based hedges as of August 1, 2007 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2008.
Tax Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index, formerly known as Bond Market Association (“BMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
08/01/07-02/01/08	$266,558	5.83%
02/01/08-02/01/09	219,310	5.97
02/01/09-02/01/10	158,000	6.07
02/01/10-02/01/11	10,800	6.96
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.08% and has never exceeded 7.90%.
For anticipated fixed rate financings, the interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the 10-year swap rate. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the 10-year forward swaps outstanding as of July 31, 2007 (in thousands):
Forward Swaps

Property Accounted for
under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate

2008	$258,920	5.76%	$—	—
2009	$—	—	$—	—
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$—	—	$—	—

(1)	As these 10-year forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.

For the three and six months ended July 31, 2007, we recorded $2,897,000 and $1,450,000, respectively, as a reduction of interest expense related to our 10-year forward swaps in our Consolidated Statements of Earnings, which represents the increase in fair value of the swap that did not qualify for hedge accounting. For the three and six months ended July 31, 2006, we recorded $6,370,000 of interest expense related to our 10-year forward swaps in our Consolidated Statements of Earnings, which represents the decrease in fair value of the four swaps that did not qualify for hedge accounting.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At July 31 and January 31, 2007, interest rate caps and swaptions were reported at fair value of approximately $2,608,000 and $2,372,000, respectively, in other assets in the Consolidated Balance Sheets. At July 31 and January 31, 2007, interest rate swap agreements, which had a negative fair value of approximately $17,969,000 and $21,961,000, respectively, (which includes the 10-year forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At July 31 and January 31, 2007, interest rate swap agreements, which had a positive fair value of approximately $3,878,000 and $6,059,000, respectively, were included in other assets in the Consolidated Balance Sheets. Included in the fair value of the interest rate swap agreements at January 31, 2007, is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The TRS matured during the six months ended July 31, 2007. The fair value of the TRS at January 31, 2007 was approximately $255,000.
We estimate the fair value of our debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at July 31, 2007 was $4,724,583,000 compared to an estimated fair value of $4,635,578,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,902,857,000 at July 31, 2007.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
July 31, 2007

	Expected Maturity Date
	Year Ending January 31,
								Fair
							Total	Market
						Period	Outstanding	Value
Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	7/31/2007	7/31/2007
	(dollars in thousands)
Fixed:
Fixed-rate debt	$106,344	$73,319	$328,819	$174,277	$361,495	$2,813,829	$3,858,083	$3,769,637
Weighted average interest rate	6.75%	6.53%	6.92%	6.81%	7.11%	5.76%	6.08%

Senior & subordinated debt (1)	—	—	—	—	287,500	579,000	866,500	865,941 (2)
Weighted average interest rate	—	—	—	—	3.63%	7.30%	6.08%

Total Fixed-Rate Debt	106,344	73,319	328,819	174,277	648,995	3,392,829	4,724,583	4,635,578

Variable:
Variable-rate debt	358,376	525,467	37,027	48,258	3,137	59,192	1,031,457	1,031,457
Weighted average interest rate	7.07%	7.03%	7.19%	5.77%	5.75%	5.56%	6.90%

Tax-exempt	146,970	45,400	124,435	87,486	26,509	232,024	662,824	662,824
Weighted average interest rate	4.83%	4.06%	4.17%	4.24%	4.16%	4.67%	4.49%

Bank revolving credit facility (1)	—	—	—	235,000	—	—	235,000	235,000
Weighted average interest rate	—	—	—	6.82%	—	—	6.82%

Subordinated debt (1)	—	20,400	—	—	—	—	20,400	20,400
Weighted average interest rate	—	4.51%	—	—	—	—	4.51%

Total Variable-Rate Debt	505,346	591,267	161,462	370,744	29,646	291,216	1,949,681	1,949,681

Total Long-Term Debt	$611,690	$664,586	$490,281	$545,021	$678,641	$3,684,045	$6,674,264	$6,585,259

Weighted average interest rate	6.47%	6.70%	6.25%	6.31%	5.51%	5.93%	6.07%

(1)	Represents recourse debt.

(2)	Includes the equity portion of the 3.625% puttable equity-linked senior notes that is tied to our stock price.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2007

	Expected Maturity Date
	Year Ending January 31,
								Fair
							Total	Market
						Period	Outstanding	Value
Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	1/31/2007	1/31/2007
	(dollars in thousands)
Fixed:
Fixed-rate debt	$161,725	$104,983	$371,240	$207,294	$360,269	$2,524,856	$3,730,367	$3,702,515
Weighted average interest rate	6.78%	6.65%	7.09%	7.03%	7.12%	5.77%	6.17%

Senior & subordinated debt (1)	—	—	—	—	287,500	579,000	866,500	872,650
Weighted average interest rate	—	—	—	—	3.63%	7.30%	6.08%

Total Fixed-Rate Debt	161,725	104,983	371,240	207,294	647,769	3,103,856	4,596,867	4,575,165

Variable:
Variable-rate debt	448,545	302,878	8,184	48,258	3,123	59,143	870,131	870,131
Weighted average interest rate	7.39%	6.68%	6.01%	5.26%	5.29%	5.01%	6.84%

Tax-exempt	191,609	61,565	206,335	31,530	14,810	232,025	737,874	737,874
Weighted average interest rate	4.70%	4.50%	4.23%	4.47%	4.16%	4.66%	4.52%

Bank revolving credit facility (1)	—	—	—	—	—	—	—	—
Weighted average interest rate	—	—	—	—	—	—	—

Subordinated debt (1)	—	20,400	—	—	—	—	20,400	20,400
Weighted average interest rate	—	4.51%	—	—	—	—	4.51%

Total Variable-Rate Debt	640,154	384,843	214,519	79,788	17,933	291,168	1,628,405	1,628,405

Total Long-Term Debt	$801,879	$489,826	$585,759	$287,082	$665,702	$3,395,024	$6,225,272	$6,203,570

Weighted average interest rate	6.62%	6.31%	6.07%	6.45%	5.54%	5.95%	6.05%

(1)	Represents recourse debt.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or furnishes under the Securities Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2007.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security-Holders
On June 21, 2007, the Company held its annual meeting of shareholders. At that meeting the shareholders elected four directors by holders of Class A Common Stock and ten directors by holders of Class B Common Stock, each to hold office until the next annual shareholders’ meeting and until a successor is elected and qualified; and ratified PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending January 31, 2008.
It was reported that 70,199,645 shares of Class A Common Stock representing 70,199,645 votes and 24,812,840 shares of Class B Common Stock representing 248,128,400 votes were represented in person or by proxy and that these shares represented a quorum. The votes cast for the aforementioned matters were as follows:

	For	Withheld

(1) Election of the following nominated directors by Class A shareholders
Michael P. Esposito, Jr.	68,808,737	1,390,908
Joan K. Shafran	56,593,741	13,605,904
Louis Stokes	69,084,728	1,114,917
Stan Ross	69,098,214	1,101,431

(2) Election of the following nominated directors by Class B shareholders
Albert B. Ratner	246,746,410	1,381,990
Samuel H. Miller	246,747,730	1,380,670
Charles A. Ratner	246,749,410	1,378,990
James A. Ratner	246,747,730	1,380,670
Jerry V. Jarrett	247,236,450	891,950
Ronald A. Ratner	246,746,410	1,381,990
Scott S. Cowen	248,111,450	16,950
Brian J. Ratner	246,747,730	1,380,670
Deborah Ratner Salzberg	246,747,730	1,380,670
Bruce C. Ratner	246,747,730	1,380,670
(3)	The ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company was adopted with 318,152,664 votes for, 80,447 votes against and 94,932 votes abstaining (a).

(a)	The affirmative vote of the holders of a majority of the combined voting power of the outstanding shares of Class A Common Stock and Class B Common Stock of the Company present or represented at the meeting was required for ratification. Abstentions were counted as cast with respect to such proposal and had the same effect as votes against the proposal.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc., effective as of June 20, 2006, incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

3.5	-	Code of Regulations as amended June 15, 2006, incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

4.1	-	Form of Senior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.2	-	Form of Junior Subordinated Indenture between the Company and National City Bank, as Trustee thereunder, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-22695).

4.3	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.4	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.5	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.6	-	Indenture, dated as of October 10, 2006, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2011, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.16	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.17	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.18	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.19	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.20	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.22	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.24	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.25	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.28	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.29	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.30	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

10.31	-	Credit Agreement, dated as of March 22, 2004, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

Exhibit
Number		Description of Document

10.32	-	Guaranty of Payment of Debt, dated as of March 22, 2004, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.41 to the Company’s Form 10-K for the year ended January 31, 2004 (File No. 1-4372).

10.33	-	First Amendment to Credit Agreement, dated as of January 19, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

10.34	-	First Amendment to Guaranty of Payment of Debt, dated as of January 19, 2005 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended January 31, 2005 (File No. 1-4372).

+10.35	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.36	-	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

10.37	-	Second Amendment to Credit Agreement, dated as of April 7, 2005, by and among Forest City Rental Properties Corporation, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

10.38	-	Second Amendment to Guaranty of Payment of Debt, dated as of April 7, 2005, by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2005 (File No. 1-4372).

+10.39	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.40	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.41	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.42	-	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

+10.43	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.44	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.45	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.46	-	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

+10.47	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.48	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.49	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Pension Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

10.50	-	Consent Letter to Credit Agreement and Guaranty of Payment of Debt, dated January 20, 2006 by and among Forest City Enterprises, Inc., the banks named therein, KeyBank National Association, as Administrative Agent, and National City Bank, as Syndication Agent, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 24, 2006 (File No. 1-4372).

+10.51	-	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended January 31, 2006 (File No. 1-4372).

10.52	-	Third Amendment to Credit Agreement, dated as of June 30, 2006, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2006 (File No. 1-4372).

10.53	-	Third Amendment to Guaranty of Payment of Debt, dated as of June 30, 2006, by and among Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2006 (File No. 1-4372).

10.54	-	Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner, incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

10.55	-	Fourth Amendment to Credit Agreement, dated as of October 3, 2006, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 10, 2006 (File No. 1-4372).

10.56	-	Fourth Amendment to Guaranty of Payment of Debt, dated as of October 3, 2006, by and among Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 10, 2006 (File No. 1-4372).

+10.57	-	Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.58	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.59	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.60	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.61	-	Amendment No. 2 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 3, 2007 (Registration No. 333-122172).

10.62	-	Amended and Restated Credit Agreement by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2007 (File No. 1-4372).

10.63	-	Amended and Restated Guaranty of Payment of Debt by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 12, 2007 (File No. 1-4372).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: September 10, 2007	/s/ THOMAS G. SMITH
Thomas G. Smith
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date: September 10, 2007	/s/ LINDA M. KANE
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