Form 10-Q
period 2007-10-31
FOREST CITY ENTERPRISES INC
filed 2007-12-07
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT Of 1934
For the quarterly period ended October 31, 2007

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

Class	Outstanding at November 28, 2007

Class A Common Stock, $.33 1/3 par value	78,232,166 shares

Class B Common Stock, $.33 1/3 par value	24,595,988 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	October 31, 2007	January 31, 2007
	(in thousands)
Assets

Real Estate

Completed rental properties	$7,497,549	$6,659,054

Projects under development	1,352,958	1,396,083

Land held for development or sale	168,108	174,136

Total Real Estate	9,018,615	8,229,273

Less accumulated depreciation	(1,202,305)	(1,085,978)

Real Estate, net	7,816,310	7,143,295

Cash and equivalents	337,435	254,213

Restricted cash	217,352	292,461

Notes and accounts receivable, net	348,019	287,615

Investments in and advances to affiliates	394,500	333,782

Other assets	792,095	670,238

Operating property assets held for sale	31,592	—

Total Assets	$9,937,303	$8,981,604

Liabilities and Shareholders’ Equity

Liabilities

Mortgage debt, nonrecourse	$6,144,843	$5,338,372

Notes payable	136,318	96,127

Bank revolving credit facility	—	—

Senior and subordinated debt	886,900	886,900

Accounts payable and accrued expenses	897,190	772,964

Deferred income taxes	495,446	486,329

Operating property liabilities held for sale	28,580	—

Total Liabilities	8,589,277	7,580,692

Minority Interest	347,455	375,101

Commitments and Contingencies	—	—

Company-Obligated Trust Preferred Securities	—	—

Shareholders’ Equity

Preferred stock — without par value; 10,000,000 shares authorized; no shares issued	—	—

Common stock — $.33 1/3 par value

Class A, 271,000,000 shares authorized; 77,811,531 and 76,692,955 shares issued and 77,803,666 and 76,628,006 shares outstanding, respectively	25,937	25,564

Class B, convertible, 56,000,000 shares authorized; 24,617,988 and 25,254,210 shares issued and outstanding, respectively; 26,257,961 issuable	8,206	8,418

	34,143	33,982

Additional paid-in capital	221,098	247,884

Retained earnings	778,506	762,062

Less treasury stock, at cost; 7,865 and 64,949 Class A shares, respectively	(531)	(3,449)

	1,033,216	1,040,479

Accumulated other comprehensive loss	(32,645)	(14,668)

Total Shareholders’ Equity	1,000,571	1,025,811

Total Liabilities and Shareholders’ Equity	$9,937,303	$8,981,604

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(in thousands, except per share data)
Revenues from real estate operations	$333,626	$262,533	$889,577	$775,097

Expenses

Operating expenses	201,274	162,801	547,052	460,514

Depreciation and amortization	54,414	43,173	169,942	125,032

Provision for decline in real estate	—	—	—	1,923

	255,688	205,974	716,994	587,469

Interest expense	(88,241)	(67,951)	(237,748)	(205,239)

Amortization of mortgage procurement costs	(3,568)	(2,719)	(8,971)	(8,051)

Loss on early extinguishment of debt	(4,719)	(116)	(8,903)	(919)

Interest and other income	17,544	7,023	52,366	29,740

Equity in earnings (loss) of unconsolidated entities	(6,526)	9,122	2,608	15,811

Gain on disposition of other investments	172	—	603	—

Earnings (loss) before income taxes	(7,400)	1,918	(27,462)	18,970

Income tax expense (benefit)

Current	(16,353)	(8,484)	(16,274)	(14,701)

Deferred	18,059	14,711	3,331	24,396

	1,706	6,227	(12,943)	9,695

Earnings (loss) before minority interest and discontinued operations	(9,106)	(4,309)	(14,519)	9,275

Minority interest	(2,308)	(3,638)	(10,375)	(10,395)

Loss from continuing operations	(11,414)	(7,947)	(24,894)	(1,120)

Discontinued operations, net of tax and minority interest

Operating earnings from rental properties	1,273	2,354	110	3,916

Gain (loss) on disposition of rental properties	(633)	51,468	64,604	103,829

	640	53,822	64,714	107,745

Net earnings (loss)	$(10,774)	$45,875	$39,820	$106,625

Basic and diluted earnings (loss) per common share

Loss from continuing operations	$(0.11)	$(0.08)	$(0.24)	$(0.01)

Earnings from discontinued operations, net of tax and minority interest	—	0.53	0.62	1.06

Net earnings (loss)	$(0.11)	$0.45	$0.38	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended October 31,
	2007	2006
	(in thousands)
Net earnings (loss)	$(10,774)	$45,875

Other comprehensive income (loss), net of tax and minority interest:

Unrealized net gains on investment securities	21	31

Change in unrealized net losses on interest rate derivative contracts	(18,963)	(19,009)

Other comprehensive losses, net of tax and minority interest	(18,942)	(18,978)

Comprehensive income (loss)	$(29,716)	$26,897

	Nine Months Ended October 31,
	2007	2006
	(in thousands)
Net earnings	$39,820	$106,625

Other comprehensive income (loss), net of tax and minority interest:

Unrealized net losses on investment securities	(135)	(51)

Change in unrealized net losses on interest rate derivative contracts	(17,842)	(23,736)

Other comprehensive losses, net of tax and minority interest	(17,977)	(23,787)

Comprehensive income	$21,843	$82,838

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Nine Months Ended October 31, 2007

Balances at January 31, 2007	76,693	$25,564	25,254	$8,418	$247,884	$762,062	65	$(3,449)	$(14,668)	$1,025,811

Net earnings						39,820				39,820

Cumulative effect of change in accounting for uncertain tax positions						245				245

Other comprehensive loss, net of tax and minority interest									(17,977)	(17,977)

Dividends $.23 per share						(23,621)				(23,621)

Purchase of treasury stock							50	(3,138)		(3,138)

Conversion of Class B to Class A shares	636	212	(636)	(212)						—

Exercise of stock options	455	152			6,910					7,062

Restricted stock granted out of treasury	(107)	(36)			(6,020)		(107)	6,056		—

Restricted stock vested	135	45			(45)					—

Stock-based compensation					13,571					13,571

Distribution of accumulated equity to minority partners					(41,202)					(41,202)

Balances at October 31, 2007	77,812	$25,937	24,618	$8,206	$221,098	$778,506	8	$(531)	$(32,645)	$1,000,571

Nine Months Ended October 31, 2006

Balances at January 31, 2006	75,436	$25,146	26,149	$8,716	$247,926	$612,371	—	$—	$223	$894,382

Net earnings						106,625				106,625

Other comprehensive loss, net of tax and minority interest									(23,787)	(23,787)

Dividends $.20 per share						(20,461)				(20,461)

Purchase of treasury stock							491	(25,928)		(25,928)

Conversion of Class B to Class A shares	495	165	(495)	(165)						—

Exercise of stock options	180	59			453		(45)	2,257		2,769

Restricted stock vested	56	19			(19)					—

Stock-based compensation					9,058					9,058

Purchased call option transaction, net of tax					(28,155)					(28,155)

Warrant transaction					28,923					28,923

Balances at October 31, 2006	76,167	$25,389	25,654	$8,551	$258,186	$698,535	446	$(23,671)	$(23,564)	$943,426

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2007	2006
	(in thousands)
Net earnings	$39,820	$106,625

Depreciation and amortization	169,942	125,032

Provision for decline in real estate	—	1,923

Amortization of mortgage procurement costs	8,971	8,051

Loss on early extinguishment of debt	8,903	919

Equity in earnings of unconsolidated entities	(2,608)	(15,811)

Other income — net gain on sale of a development project	(17,830)	—

Gain on disposition of other investments	(603)	—

Deferred income taxes	3,331	24,396

Minority interest	10,375	10,395

Stock-based compensation	7,924	6,249

Amortization and mark to market adjustments of derivative instruments	1,411	10,016

Cash distributions from operations of unconsolidated entities	23,163	34,141

Non-cash operating expenses:

Write-off of abandoned development projects	9,419	2,839

Discontinued operations:

Depreciation and amortization	1,941	8,870

Amortization of mortgage procurement costs	80	430

Loss on early extinguishment of debt	363	—

Gain on disposition of rental properties	(105,287)	(287,220)

Deferred income taxes	15,485	49,004

Minority interest — gain on disposition	—	118,009

Minority interest — operating earnings	—	332

Cost of sales of land included in projects under development and completed rental properties	21,397	20,571

Increase in land held for development or sale	(27,473)	(42,270)

Increase in notes and accounts receivable	(12,916)	(3,818)

Decrease in other assets	11,248	10,158

Increase in restricted cash used for operating purposes	(13,089)	(3,021)

(Decrease) increase in accounts payable and accrued expenses	(37,316)	21,044

Net cash provided by operating activities	$116,651	$206,864

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2007	2006
	(in thousands)
Cash flows from investing activities

Capital expenditures	$(992,538)	$(744,588)

Payment of lease procurement costs and other assets	(72,675)	(42,372)

Decrease (increase) in restricted cash used for capital expenditures	89,927	(96,921)

Proceeds from disposition of rental properties and a development project	290,692	291,907

Increase in investments in and advances to affiliates	(68,461)	(90,946)

Net cash used in investing activities	(753,055)	(682,920)

Cash flows from financing activities

Proceeds from issuance of Puttable Equity-Linked Senior Notes	—	287,500

Payment of Puttable Equity-Linked Senior Notes issuance costs	—	(6,755)

Payment of purchased call option transaction	—	(45,885)

Proceeds from warrant transaction	—	28,923

Borrowings on bank revolving credit facility	465,000	285,000

Payments on bank revolving credit facility	(465,000)	(367,500)

Proceeds from nonrecourse mortgage debt	1,643,003	684,532

Principal payments on nonrecourse mortgage debt	(784,271)	(406,121)

Proceeds from notes payable	57,876	8,567

Payments on notes payable	(65,913)	(66,364)

Change in restricted cash and book overdrafts	(5,937)	75,257

Payment of deferred financing costs	(32,033)	(23,314)

Purchase of treasury stock related to Puttable Equity-Linked Senior Notes	—	(24,962)

Purchase of other treasury stock	(3,138)	(966)

Exercise of stock options	7,062	2,769

Distributions of accumulated equity to minority partners	(41,202)	—

Dividends paid to shareholders	(22,558)	(19,385)

Decrease in minority interest	(33,263)	(15,403)

Net cash provided by financing activities	719,626	395,893

Net increase (decrease) in cash and equivalents	83,222	(80,163)

Cash and equivalents at beginning of period	254,213	254,734

Cash and equivalents at end of period	$337,435	$174,571

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the nine months ended October 31, 2007 and 2006:

	Nine Months Ended October 31,
	2007	2006
	(in thousands)
Operating activities

Decrease (increase) in land held for development or sale (1)(6)(8)(10)	$9,297	$(24,106)

Increase in notes and accounts receivable (1)(3)(4)(10)(11)	(39,118)	(13,938)

Increase in other assets (1)(3)(4)(11)	(66,777)	(6,697)

Increase in restricted cash (1)(4)	(2,486)	(423)

Increase in accounts payable and accrued expenses (1)(3)(4)(6)(8)(9)(11)	118,073	32,157

Total effect on operating activities	$18,989	$(13,007)

Investing activities

Increase in projects under development (1)(7)(8)(9)(10)(11)	$(29,687)	$(163,067)

Increase in completed rental properties (1)(3)(4)(5)(10)	(56,662)	(69,569)

Increase in other assets (8)	—	(4,250)

Increase in restricted cash (4)	(16)	—

Non-cash proceeds from disposition of properties (2)	77,960	241,354

(Increase) decrease in investments in and advances to affiliates(1)(4)	(3,915)	26,531

Total effect on investing activities	$(12,320)	$30,999

Financing activities

Decrease in nonrecourse mortgage debt (1)(2)(3)(4)(5)(11)	$(9,841)	$(248,641)

Increase in notes payable (1)	—	105,600

(Increase) decrease in restricted cash (1)(11)	(1,412)	150,418

Decrease in net deferred tax liability (12)	—	(17,730)

Decrease in minority interest (2)	—	(27,102)

Increase in additional paid-in capital (7)(12)	5,647	20,539

Dividends declared but not yet paid	(1,063)	(1,076)

Total effect on financing activities	$(6,669)	$(17,992)

(1)	Change to full consolidation method of accounting from equity method due to acquisition of partners’ interest in Midtown Towers, Sterling Glen of Glen Cove and Sterling Glen of Great Neck apartments in the Residential Group during the nine months ended October 31, 2007, New York Times Building and Galleria at Sunset properties in the Commercial Group and Rockport Square in the Land Development Group during the nine months ended October 31, 2006.

(2)	Assumption of nonrecourse mortgage debt by the buyer upon sale of Sterling Glen of Bayshore and Sterling Glen of Roslyn, a development project, in the Residential Group during the nine months ended October 31, 2007. Assumption of nonrecourse mortgage debt and direct payment to partner by the buyer upon sale of Hilton Times Square Hotel, G Street, Embassy Suites Hotel and Battery Park City Retail properties in the Commercial Group and Providence at Palm Harbor in the Residential Group during the nine months ended October 31, 2006.

(3)	Refinement of preliminary purchase price allocation during the nine months ended October 31, 2007 for the Galleria at Sunset mall in the Commercial Group and the New York portfolio transaction that closed in November 2006.

(4)	Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event as described in FIN 46(R), “Consolidation of Variable Interest Entities,” for Oceanpointe Towers apartments in the Residential Group during the nine months ended October 31, 2007.

(5)	Assumption of nonrecourse mortgage debt due to the acquisition of properties in the Commercial Group during the nine months ended October 31, 2007.

(6)	Exercise of the option to purchase a piece of land in Prosper, Texas during the nine months ended October 31, 2007 that, in accordance with FIN 46(R), resulted in the Company no longer being deemed to be the primary beneficiary and reversal of the amount of the investment that was deemed to be at risk.

(7)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(8)	Change in construction payables included in accounts payable and accrued expenses.

(9)	Estimate for environmental liabilities for Higbee Building and Beekman during the nine months ended October 31, 2007 and for Atlantic Yards during the nine months ended October 31, 2006, all in the Commercial Group.

(10)	Commercial Group and Residential Group outlots reclassed from projects under development or completed rental properties prior to sale.

(11)	Change to equity method of accounting from full consolidation due to admission of a 50% partner in Uptown Apartments, a residential development project in Oakland, California during the nine months ended October 31, 2006.

(12)	Recording of a deferred tax asset on the purchased call option in conjunction with the issuance of the Company’s 3.625% Puttable Equity-Linked Senior Notes (See Footnote E) during the nine months ended October 31, 2006.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2007 included in the Company’s Form 8-K filed on November 7, 2007, which financial statements reflect the impact of property sales as discontinued operations pursuant to the provisions of SFAS 144 — “Accounting for the Impairment or Disposal of Long Lived Assets”. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact SFAS No. 141(R) will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB No. 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact SFAS No. 160 will have on its consolidated financial statements.
In June 2007, the FASB ratified the consensus on the Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). The provisions of EITF No. 06-11 require companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings under SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as an increase to additional paid-in capital. The EITF is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-11 is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP replaces certain terms in FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”), with “derivative instruments” (as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007 and requires retrospective application. The application of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact SFAS No. 157 will have on its consolidated financial statements. On November 14, 2007, the FASB affirmed its vote against a blanket deferral of SFAS No. 157. However, the FASB authorized its staff to draft a proposed FSP that would partially defer the effective date of SFAS No. 157 for one year for those nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The proposed FSP will not defer recognition and disclosure requirements for financial assets and liabilities or for nonfinancial assets and liabilities that are remeasured at least annually.
Variable Interest Entities
As of October 31, 2007, the Company determined that it is the primary beneficiary under FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”) of 29 Variable Interest Entities (“VIEs”) representing 17 properties (18 VIEs representing 8 properties in Residential Group, 9 VIEs representing 7 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). As of October 31, 2007, the Company held variable interests in 41 VIEs for which it is not the primary beneficiary. As of October 31, 2007, the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to the Company’s recorded investments in those VIEs totaling approximately $98,000,000. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and a professional sports team.
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Note E — Senior and Subordinated Debt) as of October 31, 2007.
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
In March 2007, management approved a plan to demolish two buildings owned by the Company adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York City, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in approximately $7,837,000 of accelerated depreciation expense reflected in the Consolidated Statements of Earnings for the nine months ended October 31, 2007.
The Company has certain investments that are accounted for under the equity method in entities that engage in the development and sales of condominium units. Due to the recent market conditions, the Company has evaluated the value of its interests, and believes that although values have declined, the expected earnings capacity and the estimated fair values approximate the current carrying value. The Company will continue to monitor these investments, and any loss in value which is deemed other than temporary will be considered for recognition of impairment if and when incurred.

Forest City Enterprises, Inc. and Subsidiaries
Notes to consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Historic Tax Credit Entities
The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic rehabilitation tax credits on qualifying expenditures under Section 47 of the Internal Revenue Code of 1986 as well as various state credit programs. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into these investments, they are entitled to substantially all of the benefits derived from the historic tax credit, but generally have a limited interest in the underlying economics of the properties. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these properties in its consolidated financial statements, and has reflected the investors’ contribution as a liability in its Consolidated Balance Sheets. The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. Within the Company’s consolidated financial statements, the Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 5 years. During the three and nine months ended October 31, 2007, the Company recognized income related to historic tax credits of $888,000 and $2,664,000, respectively, which was recorded in interest and other income in the Company’s Consolidated Statement of Earnings. During the three and nine months ended October 31, 2006, the Company recognized income related to historic tax credits of $-0- and $8,838,000, respectively, which was recorded in interest and other income in the Company’s Consolidated Statements of Earnings.
Capitalized Software Costs
Costs related to software developed or obtained for internal use are capitalized pursuant to Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortized using the straight-line method over their estimated useful life, which is primarily three years. The Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees directly involved in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software and costs not qualifying for capitalization are charged to expense as incurred. At October 31 and January 31, 2007, the Company has capitalized $27,171,000 and $24,659,000, respectively, of software costs net of accumulated amortization. The increase in software costs primarily relates to the enterprise resource planning project the Company is currently implementing, of which the first phase was placed into service on March 1, 2007. The costs are being amortized on a straight-line basis over a three year period. The Company recorded $3,251,000 and $6,599,000 of amortization expense related to capitalized software for the three and nine months ended October 31, 2007, respectively, and $28,000 and $201,000 for the three and nine months ended October 31, 2006, respectively.
Accounting for Derivative Instruments and Hedging Activities
During the three and nine months ended October 31, 2007, the Company recorded interest expense of approximately $188,000 and $136,000, respectively, in the Consolidated Statement of Earnings, which represented the total ineffectiveness of all cash flow hedges. During the three and nine months ended October 31, 2006, the Company recorded interest expense of approximately $88,000 and $297,000, respectively, which represented the total ineffectiveness of all cash flow hedges. For the three and nine months ended October 31, 2007 and 2006, the amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was not material. The amount of derivative gains or (losses) reclassified into earnings from accumulated other comprehensive income (“OCI”) as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $-0- and $50,000 for the three and nine months ended October 31, 2007, respectively, and $(166,000) and $(206,000) for the three and nine months ended October 31, 2006, respectively. As of October 31, 2007, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $5,694,000, net of tax.
The Company entered into various forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward hedge associated with that financing. The table on page 12 lists the forward swaps outstanding as of October 31, 2007 (in thousands):

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Forward Swaps

Property Accounted for
under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate

2008	$97,050	5.77%	$—	—

2009	$—	—	$—	—

2010	$91,625	5.72%	$120,000	5.93%

Thereafter	$—	—	$—	—

(1)	As these forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, the Company’s portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.
For the three and nine months ended October 31, 2007, the Company recorded $3,134,000 and $1,684,000, respectively, as interest expense related to its forward swaps in its Consolidated Statements of Earnings, which represents the decrease in fair value of the swap that did not qualify for hedge accounting. For the three and nine months ended October 31, 2006, the Company recorded $4,785,000 and $11,155,000, respectively, of interest expense related to its forward swaps in its Consolidated Statements of Earnings, which represents the decrease in fair value of the four swaps that did not qualify for hedge accounting.
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the Security Industry and Financial Markets Association (“SIFMA”), formerly known as Bond Market Association (“BMA”) rate. Additionally, the Company and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no material financial impact to the Company and/or the Joint Ventures. At October 31, 2007, the aggregate notional amount of TRS in which the Company and/or the Joint Ventures have an interest is approximately $356,850,000 (which includes the TRS on the $20,400,000 redevelopment bonds described in Note E — Senior and Subordinated Debt). The fair value of such contracts is immaterial at October 31, 2007 and January 31, 2007. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At October 31 and January 31, 2007, interest rate caps and swaptions were reported at fair value of approximately $907,000 and $2,372,000, respectively, in other assets in the Consolidated Balance Sheets. At October 31 and January 31, 2007, interest rate swap agreements, which had a negative fair value of approximately $44,867,000 and $21,961,000, respectively, (which includes the 10-year forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At October 31 and January 31, 2007, interest rate swap agreements, which had a positive fair value of approximately $1,956,000 and $6,059,000, respectively, were included in other assets in the Consolidated Balance Sheets. Included in the fair value of the interest rate swap agreements at January 31, 2007 is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The TRS matured during the nine months ended October 31, 2007. The fair value of the TRS at January 31, 2007 was approximately $255,000.
In addition, in May 2004 Stapleton Land, LLC entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the Other Financing Arrangements section of Note F). Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust. This purchase obligation and related fee have been accounted for as a derivative with changes in fair value recorded through earnings. The fair value at October 31 and January 31, 2007 of approximately $20,553,000 and $15,090,000, respectively, is recorded in other assets in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Distribution of Accumulated Equity to Minority Partners
Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are reported as a reduction of additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity. During the three months ended October 31, 2007, the Company refinanced New York Times and Eleven MetroTech Center, office buildings located in Manhattan and Brooklyn, New York City, respectively. In addition, the Company refinanced Fifteen MetroTech Center, an office building located in Brooklyn, New York City, Promenade in Temecula, a regional mall located in Temecula, California and Columbia Park Center, a specialty retail center located in North Bergen, New Jersey during the nine months ended October 31, 2007. Of the total nonrecourse refinancing proceeds distributed to the Company’s minority partners in these five properties during the three and nine months ended October 31, 2007, $27,959,000 and $41,202,000, respectively, was in excess of the minority partners’ book capital accounts. These distributions were recorded as a reduction of shareholders’ equity through additional paid-in capital.
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
The following table summarizes the components of accumulated OCI included within the Company’s Consolidated Balance Sheets.

	October 31, 2007	January 31, 2007
	(in thousands)
Unrealized gains on securities	$131	$327

Unrealized losses on interest rate contracts	(53,994)	(24,675)

	(53,863)	(24,348)

Minority interest	$(660)	$(443)

Income tax benefit	$(20,558)	$(9,237)

Accumulated Other Comprehensive Loss	$(32,645)	$(14,668)

Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. For the nine months ended October 31, 2006, the Company has revised its presentation in the consolidated statements of cash flows of certain operating and investing activities to reflect accruals of certain construction payables as a non-cash item to conform to the current period and year ended January 31, 2007 presentation.
B. Stock-Based Compensation
The Company granted 1,067,600 stock options and 153,200 shares of restricted stock in March 2007 and 1,000 shares of restricted stock in August 2007 under the Company’s 1994 Stock Plan (as Amended and Restated as of June 21, 2005). The stock options had a total grant-date fair value of $18,309,000, or $17.15 per option, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 18.3%, risk-free interest rate of 4.51%, and expected dividend yield of .54%. The exercise price of the options is $65.35, which was the closing price of the underlying stock on the date of grant. The restricted stock had a total grant-date fair value of $10,073,000, or $65.32 weighted average fair value per share, which was valued at the closing price of the stock on the respective dates of grant.
At October 31, 2007, there was $22,381,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.87 years, and there was $13,969,000 of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 2.91 years.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Stock-Based Compensation (continued)
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Stock option costs	$2,308	$1,815	$8,837	$5,873

Restricted stock costs	1,549	1,192	4,734	3,185

Total stock-based compensation costs	3,857	3,007	13,571	9,058

Less amount capitalized into qualifying real estate projects	(2,010)	(1,480)	(5,647)	(2,809)

Amount charged to operating expenses	1,847	1,527	7,924	6,249

Depreciation expense on capitalized stock-based compensation	19	—	58	—

Total stock-based compensation expense	$1,866	$1,527	$7,982	$6,249

Deferred income tax benefit	$583	$448	$2,624	$1,993

SFAS No. 123(R) requires the immediate recognition of stock-based compensation costs for awards granted to retirement-eligible grantees. The amount of stock-based compensation expensed on the grant date for awards granted to retirement-eligible grantees during the nine months ended October 31, 2007 and 2006 was $2,152,000 and $1,170,000, respectively.
In connection with the vesting of restricted stock during the nine months ended October 31, 2007 and 2006, the Company repurchased into treasury 50,186 shares and 17,970 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $3,138,000 and $826,000, respectively.
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three and nine months ended October 31, 2007 and 2006. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York, was held for sale at October 31, 2007. Sterling Glen of Lynbrook’s assets and liabilities as of October 31, 2007 are presented in the table below.

October 31, 2007
(in thousands)
Assets

Real estate	$29,858

Notes and accounts receivable, net	80

Other assets	1,654

Total Assets	$31,592

Liabilities

Mortgage debt, nonrecourse	$27,700

Accounts payable and accrued expenses	880

Total Liabilities	$28,580

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
The following table lists the consolidated rental properties included in discontinued operations:

				Three	Nine	Three	Nine
			Quarter/	Months	Months	Months	Months
		Square Feet/	Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	10/31/2007	10/31/2007	10/31/2006	10/31/2006

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	—	—	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	—	—	Yes	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	—	—	—	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	—	—	—	Yes

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Est. Q1-2008	Yes	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	—	Yes	Yes	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	—	Yes	Yes	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	—	Yes	Yes	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	—	Yes	Yes	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	—	Yes	Yes	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	—	Yes	Yes	Yes
Landings of Brentwood	Nashville, Tennessee	724 units	Q2-2007	—	Yes	—	—
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	—	—	Yes	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	—	—	—	Yes
During the nine months ended October 31, 2007, the Company consummated an agreement with a third party to dispose of eight and lease four supported-living apartment properties. Eleven of the properties are open and operating and one was under construction at the time of the agreement. The property that was under construction and seven operating properties will be sold, and four will be operated by the purchaser under long-term operating leases. The operating leases will have a stated term of five years with various put and call provisions at a pre-determined purchase price that can be exercised generally after two years from the signing date of each lease at an amount that is in excess of the current carrying amount of the properties. The Company is generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. During June 2007, prior to the agreements to dispose and lease its supported-living properties, the Company acquired its partner’s interests in each of these properties for net cash consideration of approximately $20,500,000. The acquisition of its partner’s interest (a related party who is an employee of the Company) was accounted for as an acquisition of minority interest in accordance with SFAS No. 141 “Business Combinations” and has been recorded as an adjustment of the basis of the supported-living properties.
Pursuant to the agreement, during July 2007, six operating properties listed in the table above were sold generating a gain on disposition of rental properties of $80,208,000 ($49,215,000 net of tax and minority interest), which has been classified as discontinued operations along with the operating results of the six properties through the date of sale. The seventh operating property, Sterling Glen of Lynbrook, is expected to be sold in 2008 and is being operated by the purchaser under a short-term lease. This property is presented as discontinued operations as of October 31, 2007 as the Company believes it is probable the property will be sold within one year and all other criteria for classification as held for sale were met at October 31, 2007. During the nine months ended October 31, 2007, the property under construction, Sterling Glen of Roslyn, located in Roslyn, New York, was sold at a pre-tax gain of $17,830,000 ($10,940,000 net of tax) that is included in other income in the Consolidated Statements of Earnings for the nine months ended October 31, 2007. Of the total pre-tax gain, the Company recognized $10,090,000 ($6,191,000 net of tax) on the closing date in July 2007 and an additional pre-tax gain of $7,740,000 ($4,749,000 net of tax) during the three months ended October 31, 2007. The amount recognized during the three months ended October 31, 2007 represents the realization of additional proceeds resulting from the resolution of certain contingencies.
Four of the remaining properties entered into long-term operating leases with the purchaser (the latest of which closed on October 3, 2007). The Company has continued to consolidate the leased properties in its Consolidated Balance Sheets at October 31, 2007 as the criteria for sales accounting pursuant to the provisions of SFAS No. 66 have not been achieved. Further, the Company has concluded that the leased properties have met the criteria as a VIE pursuant to FIN 46(R), and due to its obligation to absorb a majority of expected losses, the leased properties are consolidated by the Company at October 31, 2007. These properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of October 31, 2007; therefore, these properties have not been included in discontinued operations.
During the nine months ended October 31, 2007, the Company also disposed of Landings of Brentwood, a 724-unit apartment community, for a gain on disposition of rental properties of $25,079,000 ($15,388,000 net of tax and minority interest).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
The operating results related to discontinued operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues	$1,002	$29,965	$25,601	$96,410

Expenses
Operating expenses	(845)	19,293	19,885	66,298

Depreciation and amortization	7	1,956	1,941	8,870

	(838)	21,249	21,826	75,168

Interest expense	(296)	(5,110)	(3,904)	(15,320)

Amortization of mortgage procurement costs	(11)	(112)	(80)	(430)

Loss on early extinguishment of debt	—	—	(363)	—

Interest income	542	219	751	1,223

Gain (loss) on disposition of rental properties (1)	(1,031)	143,494	105,287	287,220

Earnings before income taxes	1,044	147,207	105,466	293,935

Income tax expense (benefit)

Current	19,527	18,142	25,267	18,845

Deferred	(19,123)	15,752	15,485	49,004

	404	33,894	40,752	67,849

Earnings before minority interest	640	113,313	64,714	226,086

Minority interest, net of tax

Gain on disposition of rental properties	—	59,616	—	118,009

Operating (loss) earnings from rental properties	—	(125)	—	332

	—	59,491	—	118,341

Net earnings from discontinued operations	$640	$53,822	$64,714	$107,745

(1)	For the three months ended October 31, 2007, the above loss on disposition of rental properties represents an adjustment of the previously reported gain on disposition of the six Sterling Glen properties due to a change in estimate of the cost of this transaction upon settlement of final transaction costs.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
Gain on Disposition of Rental Properties
The following table summarizes the gain (loss) on disposition of rental properties, before tax and minority interest, for the three and nine months ended October 31, 2007 and 2006:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Discontinued Operations:

Six Sterling Glen properties (Supported-Living Apartments) (1)	$(1,031)	$—	$80,208	$—

Landings of Brentwood (Apartments) (2)	—	—	25,079	—

Embassy Suites Hotel (2)	—	117,606	—	117,606

Battery Park City (Retail) (2)	—	25,888	—	25,888

Hilton Times Square Hotel (2)	—	—	—	135,945

Providence at Palm Harbor (Apartments) (2)	—	—	—	7,342

G Street Retail (Specialty Retail Center)	—	—	—	439

Total	$(1,031)	$143,494	$105,287	$287,220

(1)	The six properties included in the gain on disposition are Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford. The Company elected to deposit the sales proceeds with a qualified intermediary for the purposes of identifying replacement assets under Section 1031 of the Internal Revenue Code for Sterling Glen of Plainview and Sterling Glen of Stamford. For the three months ended October 31, 2007, the above loss on disposition of the six Sterling Glen properties represents an adjustment of the previously reported gain due to a change in estimate of the cost of this transaction upon settlement of final transaction costs.

(2)	The Company elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144; therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of the gains on disposition of equity method investments during the three and nine months ended October 31, 2007 and 2006, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2007	2006	2007	2006
		(in thousands)		(in thousands)
White Acres (Apartments) (1)	Richmond Heights, Ohio	$—	$—	$2,106	$—

Midtown Plaza (Specialty Retail Center)	Parma, Ohio	—	—	—	7,662

		$—	$—	$2,106	$7,662

(1)	The Company disposed of its interest in White Acres in a non-monetary exchange for the remaining outside interest in Midtown Towers, an apartment community located in Parma, Ohio, which was also an equity method investment. The Company has accounted for the non-monetary transaction based upon the fair value of the equity method investments exchanged, which resulted in the above gain on disposition of $2,106,000 for the nine months ended October 31, 2007.
Provision for Decline in Real Estate
The Company reviews its real estate portfolio, which is comprised of long-term investment property including land held for development or sale, to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate pursuant to the guidance established in SFAS No. 144.
There was no provision for decline in real estate recorded for the three and nine months ended October 31, 2007. During the nine months ended October 31, 2006, the Company recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. This provision represents a write down to the estimated fair value, less cost to sell, due to a change in events, such as an offer to purchase, related to the estimated future cash flows.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D. Bank Revolving Credit Facility
On June 6, 2007, the Company’s 13-member bank group approved an amended and restated bank revolving credit facility. The amendment extended the maturity date one year until March 2010 and reduced the spread on the London Interbank Offered Rate (“LIBOR”) rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contains an accordion provision that allows the Company, subject to bank approval, to increase its maximum borrowings up to $150,000,000 to $750,000,000 at any time prior to maturity. The Company’s financial covenants, as defined in the credit facility, have remained unchanged.
The maximum borrowings, outstanding balances and related terms of the bank revolving credit facility at October 31, 2007 and January 31, 2007 were as follows (in thousands, except percentage amounts):

	October 31, 2007	January 31, 2007
Maximum borrowings (1)	$600,000	$600,000

Accordion option	$150,000	$—

Outstanding:

Borrowings	$—	$—
Letters of credit	$81,834	$72,324

Surety bonds	$—	$—

Related Terms:

LIBOR rate option (2)	1.45% + LIBOR	1.75% + LIBOR

Prime rate option	1/2% + prime rate	1/2% + prime rate

Dividend/stock repurchase limitation	$40,000	$40,000

(1)	$100,000,000 of the available borrowings may be used for letters of credit or surety bonds.

(2)	The Company has historically elected the LIBOR rate option over the prime rate option.
E. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at both October 31, 2007 and January 31, 2007
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
The Company entered into a registration rights agreement that required a shelf registration statement to be filed within 90 days and declared effective under the Securities Act within 180 days after October 10, 2006. The Company filed a shelf registration statement under the Securities Act for the resale of the notes and the Class A common stock issuable upon the Company’s exercise of the net share settlement option on January 4, 2007 and it was immediately effective due to the Company’s status as a Well-Known Seasoned Issuer. The Company will use its best efforts to keep the shelf registration statement effective until the earliest of: (1) the date all of the registrable securities have been sold pursuant to the shelf registration statement; (2) the expiration of the holding period under Rule 144(k) under the Securities Act, or any successor provision; or (3) two years from the date the shelf registration statement is declared effective. The Company refers to each of the following as an effective failure: (1) the shelf registration statement ceases to be effective, or (2) the Company suspends the use of the prospectus or the holders are otherwise prevented or restricted by the Company from effecting sales pursuant to the shelf registration statement, and either continues for more than 30 days, whether or not consecutive, in any 90-day period, or for more than 90 days, whether or not consecutive, during any
12-month period.
Upon the occurrence of an effective failure, the Company will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. At October 31, 2007, the maximum potential additional amounts that could be required to be paid by the Company is approximately $1,520,000 for the two year period in which the shelf registration is required to be effective. At October 31, 2007, the Company, in accordance with FASB Statement No. 5, “Accounting for Contingencies,” has concluded that it is not probable it will be required to pay additional amounts as a result of an effective failure.
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
Along with its wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), the Company filed an amended shelf registration statement with the Securities and Exchange Commission (“SEC”) on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide the Company flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, such securities would represent the sole net assets of the trusts.
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
Subordinated Debt
In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. The Company has entered into a TRS for the benefit of these bonds that expires on September 15, 2008. Under this TRS, the Company receives a rate of 8.25% and pays the SIFMA rate plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE (see the “Variable Interest Entities” section of Note A) and the book value (which approximates amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.

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
On July 13, 2005, Stapleton Land II, LLC, a consolidated subsidiary of the Company, entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided a combination of cash and notes receivable aggregating approximately $10,000,000 as collateral, which was recorded in the Consolidated Balance Sheets as of January 31, 2007. During the nine months ended October 31, 2007, the cash component was replaced as collateral by certain notes receivable owned by the Company. For the three and nine months ended October 31, 2007, the Company recorded approximately $164,000 and $558,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $485,000, respectively, is fee interest income and $-0- and $73,000, respectively, is interest income on the collateral. For the three and nine months ended October 31, 2006, the Company recorded $287,000 and $793,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $486,000, respectively, is fee interest income and $123,000 and $307,000, respectively, is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At October 31, 2007, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. During 2006, the District withdrew $20,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. During the three and nine months ended October 31, 2007, the District withdrew an additional $10,000,000 and $24,000,000, respectively, of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into TRS with a notional amount of $44,000,000. The Company receives a fixed rate of 8.5% and pays SIFMA plus a spread on the TRS related to the Converted Bonds. The Company determined the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. The Company has classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The fair value of the Converted Bonds was approximately $44,000,000 and $20,000,000, respectively, at October 31, 2007 and January 31, 2007. For the three and nine months ended October 31, 2007, the Company recorded $386,000 and $946,000, respectively, as a reduction of interest expense related to the $44,000,000 TRS in the Consolidated Statement of Earnings. For the three and nine months ended October 31, 2006, the Company recorded $102,000 and $135,000, respectively, as a reduction of interest expense related to the TRS in the Consolidated Statement of Earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F. Financing Arrangements (continued)
Other Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”). As of October 31, 2007, the DURA bonds have not been repurchased or remarketed.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $20,553,000 at October 31, 2007 and $15,090,000 at January 31, 2007 is recorded in other assets in the Consolidated Balance Sheets. For the three and nine months ended October 31, 2007, the Company has reported interest income of approximately $1,204,000 and $5,463,000, respectively, related to the Fee in the Consolidated Statements of Earnings. For the three and nine months ended October 31, 2006, the Company has reported interest income of approximately $1,081,000 and $3,798,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays SIFMA plus 60 basis points on the TRS (Stapleton Land, LLC paid SIFMA plus 160 basis points for the initial first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives SIFMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. (See the Accounting for Derivative Instruments and Hedging Activities section in Note A). The change in the fair value of the TRS is marked to market through earnings. The TRS matured during the nine months ended October 31, 2007. The fair value of the TRS at January 31, 2007 was approximately $255,000.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. Stapleton Land, LLC has funded $5,991,000 of this commitment as of October 31, 2007.
G. Dividends
The Company pays quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.07 per share on both Class A and Class B common stock was declared on March 22, 2007 and was paid on June 15, 2007 to shareholders of record at the close of business on June 1, 2007. The second quarterly cash dividend of $.08 per share on both Class A and Class B common stock was declared on June 21, 2007 and was paid on September 18, 2007 to shareholders of record at the close of business on September 4, 2007. The third quarterly cash dividend of $.08 per share on both Class A and Class B common stock was declared on September 26, 2007 and will be paid on December 17, 2007 to shareholders of record at the close of business on December 3, 2007.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H.	Earnings per Share
Earnings per share (“EPS”) has been computed under the provisions of SFAS No. 128 “Earnings Per Share”. Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB 128”, the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Companies portfolio in November 2006, which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common stock holders; therefore, are included in the computation of basic and diluted earnings per share if the effect of applying the if-converted method is dilutive.
The computation of EPS for continuing operations for the three and nine months ended October 31, 2007 and of net earnings for the nine months ended October 31, 2007 did not allocate any amounts to the holders of the Class A Common Units, which are considered participating securities in accordance with EITF 03-6. For the three and nine months ended October 31, 2007, the $11,414,000 and $24,894,000, respectively, of loss from continuing operations was allocated solely to the holders of common stock as the participating security holders do not share in the losses in accordance with EITF 03-6. The computation of EPS for discontinued operations for the nine months ended October 31, 2007 reflects the allocation of dividends of $23,621,000 to common stock holders which were not included in the computation of EPS for continuing operations. The balance of the income from discontinued operations was allocated to common stock holders and the participating securities in accordance with EITF 03-6.
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006

Numerators (in thousands)

Loss from continuing operations — Basic and Diluted	$(11,414)	$(7,947)	$(24,894)	$(1,120)

Net earnings (loss)	$(10,774)	$45,875	$39,820	$106,625

Undistributed earnings allocated to participating securities	—	—	(595)	—

Net earnings (loss) — Basic and diluted	$(10,774)	$45,875	$39,225	$106,625

Denominators

Weighted average shares outstanding — Basic	102,330,172	101,680,649	102,189,119	101,670,129

Effect of stock options and restricted stock (1) (2) (3) (4)	—	—	—	—

Effect of convertible Class A Common Units (3)	—	—	—	—

Weighted average shares outstanding — Diluted (5)	102,330,172	101,680,649	102,189,119	101,670,129

Earnings Per Share — Basic and Diluted

Loss from continuing operations	$(0.11)	$(0.08)	$(0.24)	$(0.01)

Net earnings (loss)	$(0.11)	$0.45	$0.38	$1.05

(1)	Options granted in March 2007 to purchase 1,067,600 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended October 31, 2007 because they were anti-dilutive.

(2)	Options granted in April 2006 to purchase 960,100 shares of common stock were not included in the computation of diluted earnings per share for the three and nine months ended October 31, 2006 because they were anti-dilutive.

(3)	For the three and nine months ended October 31, 2007, the effect of 1,362,914 and 1,596,693 shares, respectively, of options and restricted stock and 3,894,232 Class A Common Units were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

(4)	For the three and nine months ended October 31, 2006, the effect of 1,646,734 and 1,565,938 shares, respectively, of options and restricted stock were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

(5)	The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note E – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the three and nine months ended October 31, 2007 as the Company’s average stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the three and nine months ended October 31, 2007 as the Company’s stock price did not exceed the exercise price.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	October 31, 2007	January 31, 2007
	(in thousands)

Members’ and partners’ equity as below	$614,249	$592,681

Equity of other members and partners	490,507	496,971

Company’s investment in partnerships	$123,742	$95,710

Advances to and on behalf of other affiliates	270,758	238,072

Total Investments in and Advances to Affiliates	$394,500	$333,782

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	October 31, 2007	January 31, 2007
	(in thousands)

Balance Sheet:

Completed rental properties	$2,831,426	$2,697,454

Projects under development	1,287,248	777,419

Land held for development or sale	230,463	160,296

Accumulated depreciation	(610,230)	(554,910)

Restricted cash — military housing bond funds	662,301	771,697

Other restricted cash	588,600	660,939

Other assets	532,440	526,142

Total Assets	$5,522,248	$5,039,037

Mortgage debt, nonrecourse	$4,170,547	$3,834,085

Other liabilities	737,452	612,271

Members’ and partners’ equity	614,249	592,681

Total Liabilities and Members’/Partners’ Equity	$5,522,248	$5,039,037

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I.	Investments in and Advances to Affiliates (Continued)

	(Combined 100%)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Operations:

Revenues	$192,218	$132,358	$644,382	$463,982

Operating expenses	(135,632)	(85,486)	(447,066)	(317,762)

Interest expense	(57,599)	(33,965)	(160,180)	(99,444)

Provision for decline in real estate	—	—	—	(1,000)

Depreciation and amortization	(28,076)	(16,089)	(103,209)	(77,084)

Interest income	16,888	3,769	45,440	10,485

Income (loss) from continuing operations (pre-tax) (2)	(12,201)	587	(20,633)	(20,823)

Discontinued operations:

Gain on disposition of rental properties (1)	—	—	4,212	15,325

Operating earnings from rental properties	—	—	584	103

	—	—	4,796	15,428

Net earnings (loss) (pre-tax) (2)	$(12,201)	$587	$(15,837)	$(5,395)

Company’s portion of net earnings (loss) (pre-tax) (2)	$(6,526)	$9,122	$2,608	$15,811

(1)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

White Acres (Apartments) (Richmond Hts., Ohio)	$—	$—	$4,212	$—

Midtown Plaza (Specialty Retail Center) (Parma, Ohio)	—	—	—	15,325

Total gain on dispostion of equity method rental properties	$—	$—	$4,212	$15,325

Company’s portion of gain on disposition of equity method rental properties	$—	$—	$2,106	$7,662

(2)	Included in the amounts above are the following amounts for the three and nine months ended October 31, 2007 and 2006 related to the Company’s investment in an entity that is reported in the Nets segment. This entity primarily reports on the operations of the New Jersey Nets basketball team, a franchise of the National Basketball Association, in which the Company has been an equity method investor since August 16, 2004. Summarized financial information for this equity method investment is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Operations:

Revenues and interest income	$2,683	$2,319	$60,289	$62,821

Operating expenses	(12,729)	(11,419)	(79,826)	(76,649)

Interest expense	(2,830)	(3,402)	(7,294)	(9,635)

Depreciation and amortization	(377)	(1,734)	(24,746)	(26,329)

Net loss (pre-tax)	$(13,253)	$(14,236)	$(51,577)	$(49,792)

Company’s portion of net loss (pre-tax)	$(9,277)	$(685)	$(13,286)	$(11,654)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.	Segment Information
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
The Company believes that, although its business has many facets such as development, acquisitions, disposals and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer (“CEO”), the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt. The Company’s segments adhere to the accounting policies further described in Note A.

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

	October 31,	January 31,	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2007	2007	2006	2007	2006
	Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group	$7,150,037	$6,346,155	$183,707	$342,101	$676,700	$629,859

Residential Group	2,192,458	2,032,617	68,468	36,945	289,325	106,681

Land Development Group	389,598	371,729	10,550	1,444	25,305	7,771

The Nets	19,796	7,999	—	—	—	—

Corporate Activities	185,414	223,104	170	146	1,208	277

	$9,937,303	$8,981,604	$262,895	$380,636	$992,538	$744,588

	Three Months Ended October 31,		Nine Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006	2007	2006	2007	2006
		Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$216,760	$181,131	$623,356	$533,416	$105,365	$96,649	$315,089	$273,878

Commercial Group Land Sales	22,279	10,062	29,436	35,258	16,226	3,698	21,397	18,348

Residential Group	81,170	48,406	198,029	140,579	55,120	33,273	136,824	95,310

Land Development Group	13,417	22,934	38,756	65,844	12,964	16,645	39,042	42,165

The Nets	—	—	—	—	—	—	—	—

Corporate Activities	—	—	—	—	11,599	12,536	34,700	30,813

	$333,626	$262,533	$889,577	$775,097	$201,274	$162,801	$547,052	$460,514

	Interest and Other Income				Interest Expense

Commercial Group	$4,888	$1,178	$15,121	$4,437	$59,352	$42,403	$150,454	$130,500

Residential Group	9,941	1,772	25,570	12,964	10,886	11,338	36,117	33,277

Land Development Group	2,109	3,749	10,087	11,361	371	2,035	2,745	6,507

The Nets	—	—	—	—	—	—	—	—

Corporate Activities	606	324	1,588	978	17,632	12,175	48,432	34,955

	$17,544	$7,023	$52,366	$29,740	$88,241	$67,951	$237,748	$205,239

	Depreciation and Amortization Expense

Commercial Group	$42,793	$32,148	$128,399	$91,644

Residential Group	10,819	10,743	39,197	32,328

Land Development Group	166	30	487	135

The Nets	—	—	—	—

Corporate Activities	636	252	1,859	925

	$54,414	$43,173	$169,942	$125,032

					Earnings Before Depreciation,
	Earnings Before Income Taxes (EBIT) (1)				Amortization & Deferred Taxes (EBDT)

Commercial Group	$14,693	$18,443	$45,282	$59,036	$50,107	$48,561	$154,970	$142,346

Gain on disposition of equity method property	—	—	—	7,662	—	—	—	—

Provision for decline in real estate	—	—	—	(1,923)	—	—	—	—

Provision for decline in real estate recorded on equity method	—	—	—	(400)	—	—	—	—

Residential Group	14,722	(2,764)	14,024	(11,248)	36,094	19,053	74,661	56,745

Gain on disposition of equity method property	—	—	2,106	—	—	—	—	—

Land Development Group	1,850	12,220	8,979	45,642	6,254	7,877	7,035	25,308

The Nets	(9,576)	(1,342)	(15,053)	(14,084)	(5,904)	(730)	(9,373)	(8,306)

Corporate Activities	(29,261)	(24,639)	(83,403)	(65,715)	(17,756)	(17,361)	(52,763)	(38,689)

Gain on disposition of other investments	172	—	603	—	—	—	—	—

	$(7,400)	$1,918	$(27,462)	$18,970	$68,795	$57,400	$174,530	$177,404

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.	Segment Information (continued)
Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to Net Earnings by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended October 31, 2007	Group	Group	Group	The Nets	Activities	Total

EBDT	$50,107	$36,094	$6,254	$(5,904)	$(17,756)	$68,795

Depreciation and amortization – Real Estate Groups	(43,465)	(15,197)	110	—	—	(58,552)

Amortization of mortgage procurement costs – Real Estate Groups	(2,934)	(416)	(165)	—	—	(3,515)

Deferred taxes – Real Estate Groups	(3,670)	(7,246)	(5,148)	—	(3,548)	(19,612)

Straight-line rent adjustment	6,674	(5,005)	(1)	—	—	1,668

Preference payment (3)	(937)	—	—	—	—	(937)

Gain on disposition of other investments, net of tax	—	—	—	—	106	106

Discontinued operations, net of tax and minority interest: (2)

Depreciation and amortization — Real Estate Groups	—	(7)	—	—	—	(7)

Amortization of mortgage procurement costs — Real Estate Groups	—	(11)	—	—	—	(11)

Deferred taxes — Real Estate Groups	—	1,924	—	—	—	1,924

Gain on disposition of rental properties	—	(633)	—	—	—	(633)

Net earnings (loss)	$5,775	$9,503	$1,050	$(5,904)	$(21,198)	$(10,774)

Three Months Ended October 31, 2006

EBDT	$48,561	$19,053	$7,877	$(730)	$(17,361)	$57,400

Depreciation and amortization – Real Estate Groups	(32,314)	(12,642)	(41)	—	—	(44,997)

Amortization of mortgage procurement costs – Real Estate Groups	(2,058)	(597)	—	—	—	(2,655)

Deferred taxes – Real Estate Groups	(5,966)	(4,083)	(792)	—	(3,146)	(13,987)

Straight-line rent adjustment	1,743	(7)	(1)	—	—	1,735

Discontinued operations, net of tax and minority interest: (2)

Depreciation and amortization – Real Estate Groups	(338)	(1,887)	—	—	—	(2,225)

Amortization of mortgage procurement costs – Real Estate Groups	(25)	(63)	—	—	—	(88)

Deferred taxes – Real Estate Groups	(648)	79	—	—	—	(569)

Straight-line rent adjustment	(207)	—	—	—	—	(207)

Gain on disposition of rental properties	51,468	—	—	—	—	51,468

Net earnings (loss)	$60,216	$(147)	$7,043	$(730)	$(20,507)	$45,875

Nine Months Ended October 31, 2007

EBDT	$154,970	$74,661	$7,035	$(9,373)	$(52,763)	$174,530

Depreciation and amortization – Real Estate Groups	(131,811)	(51,622)	(184)	—	—	(183,617)

Amortization of mortgage procurement costs – Real Estate Groups	(7,049)	(2,402)	(452)	—	—	(9,903)

Deferred taxes – Real Estate Groups	(7,284)	97	(1,487)	—	1,447	(7,227)

Straight-line rent adjustment	14,273	(4,983)	(2)	—	—	9,288

Preference payment (3)	(2,771)	—	—	—	—	(2,771)

Gain on disposition of other investments, net of tax	—	—	—	—	370	370

Gain on disposition of equity method rental properties, net of tax	—	(1,797)	—	—	—	(1,797)

Discontinued operations, net of tax and minority interest: (2)

Depreciation and amortization — Real Estate Groups	—	(1,941)	—	—	—	(1,941)

Amortization of mortgage procurement costs — Real Estate Groups	—	(80)	—	—	—	(80)

Deferred taxes — Real Estate Groups	—	(1,636)	—	—	—	(1,636)

Gain on disposition of rental properties	—	64,604	—	—	—	64,604

Net earnings (loss)	$20,328	$74,901	$4,910	$(9,373)	$(50,946)	$39,820

Nine Months Ended October 31, 2006

EBDT	$142,346	$56,745	$25,308	$(8,306)	$(38,689)	$177,404

Depreciation and amortization – Real Estate Groups	(92,158)	(47,225)	(115)	—	—	(139,498)

Amortization of mortgage procurement costs – Real Estate Groups	(5,775)	(2,000)	—	—	—	(7,775)

Deferred taxes – Real Estate Groups	(17,475)	(5,279)	1,277	—	(3,240)	(24,717)

Straight-line rent adjustment	5,443	12	(2)	—	—	5,453

Provision for decline in real estate, net of tax and minority interest	(1,180)	—	—	—	—	(1,180)

Gain on disposition of equity method rental properties, net of tax	4,700	—	—	—	—	4,700

Provision for decline in real estate of equity method rental properties, net of tax	(245)	—	—	—	—	(245)

Discontinued operations, net of tax and minority interest: (2)

Depreciation and amortization – Real Estate Groups	(3,497)	(5,812)	—	—	—	(9,309)

Amortization of mortgage procurement costs – Real Estate Groups	(125)	(198)	—	—	—	(323)

Deferred taxes – Real Estate Groups	(966)	146	—	—	—	(820)

Straight-line rent adjustment	(894)	—	—	—	—	(894)

Gain on disposition of rental properties	99,323	4,506	—	—	—	103,829

Net earnings (loss)	$129,497	$895	$26,468	$(8,306)	$(41,929)	$106,625

(1)	See Consolidated Statements of Earnings on page 3 for reconciliation of EBIT to net earnings.

(2)	See Note C — Discontinued Operations starting on page 14 for more information.

(3)	The preference payment of $937 and $2,771 for the three and nine months ended October 31, 2007, respectively, represents the respective period’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Company portfolio.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K.	Income Taxes
Income tax expense for the three months ended October 31, 2007 and 2006 was $1,706,000 and $6,227,000, respectively, and $9,695,000 for the nine months ended October 31, 2006. Income tax benefit for the nine months ended October 31, 2007 was $12,943,000. The difference in the income tax benefit or expense reflected in the Consolidated Statements of Earnings versus the income tax benefit or expense computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to the Company’s charitable contribution and state NOL valuation allowances based upon management’s assessment of the Company’s ability to utilize such deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
The Company applies an estimated annual income tax rate to its year-to-date earnings from operations to derive its tax provision each quarter. Certain circumstances may arise which makes it difficult for the Company to determine a reasonable estimate of its effective tax rate for the year. FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”) provides that if a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. The Company’s current projected operating results coupled with permanent items results in an effective tax rate that changes significantly with small variations in projected income or loss from operations. With the recent difficulties in the lending and capital markets and uncertainties in the housing markets, variations in the current projected operating results are probable which would significantly impact the estimated annual income tax rate. Therefore, for the three and nine months ended October 31, 2007, the Company has determined that a reliable estimate cannot be made, and that the actual effective tax rate for the year-to-date period is its best estimate of the annual effective tax rate.
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
FIN No. 48
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K.	Income Taxes (continued)
The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended January 31, 2004 and subsequent years are subject to examination by the Internal Revenue Service. Certain of the Company’s state returns for the year ended January 31, 2003 and all subsequent year state returns are subject to examination by various taxing authorities.
There was no material change in the amount of unrecognized tax benefits during the three months ended October 31, 2007. A summary of the Company’s FIN No. 48 position at the date of adoption, February 1, 2007, and as of October 31, 2007 is depicted in the following table:

	October 31, 2007	February 1, 2007

Unrecognized tax benefits	$4,400,000	$4,892,000
Portion that, if recognized, would impact the effective rate	$886,000	$844,000
Accrued interest and penalties on unrecognized tax benefits	$1,068,000	$1,013,000
Range of possible decrease in unrecognized tax benefits in next twelve months	$0 to 3,419,000	$0 to 3,900,000

L.	Subsequent Events
On December 5, 2007, the Company sold its interest in the 210-room hotel at University Park at MIT, an unconsolidated hotel located in Cambridge, Massachusetts, for an approximate gain of $12,000,000.
On November 20, 2007, an unconsolidated entity of the Company acquired 2,986 military family housing units in the U.S. Navy's Northwest Region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto for the year ended January 31, 2007, contained in the Form 8-K filed on November 7, 2007.
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
We have approximately $10 billion of assets in 27 states and the District of Columbia at October 31, 2007. Our core markets include New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and California. We have offices in Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters are in Cleveland, Ohio.
Overview
During the third quarter, we announced that our current chief financial officer, Thomas G. Smith, will retire on or about April 1, 2008, following the filing of our 2007 Form 10-K with the Securities and Exchange Commission (“SEC”). Robert G. O’Brien, executive vice president – strategy and investment, will assume overall leadership of financial activities on February 1, 2008, the beginning of our fiscal year, and will become executive vice president and chief financial officer concurrent with Mr. Smith’s retirement.
Significant milestones occurring during the third quarter of 2007 included:
•	The opening of New York Times Building, an office building located in Manhattan, New York City, and closing on a $640,000,000 loan with HSN Nordbank AG as permanent financing for 736,000 square feet of this 1.5 million square-foot building;
•	Closing $630,000,000 in construction financing for Ridge Hill Retail regional lifestyle center in Yonkers, New York. The financing marks the largest single construction loan in our history and is being provided by Bank of America, ING Real Estate Finance and Key Bank Real Estate Capital; and
•	At the 2007 Superior Achievement in Design and Imaging Awards (SADI), San Francisco Centre was honored by the American Institute of Architects.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.
Net Earnings – Net earnings (loss) for the three months ended October 31, 2007 was ($10,774,000) versus $45,875,000 for the three months ended October 31, 2006. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•	$51,468,000 ($83,878,000, pre-tax) primarily related to the 2006 gains on disposition of two consolidated properties, Embassy Suites Hotel, a 463-room hotel located in Manhattan, New York City, and Battery Park City, a retail center located in Manhattan, New York City;

•	$5,995,000 ($9,677,000, pre-tax) related to decreased earnings in 2007 reported in the Land Development Group primarily due to a decrease in land sales at Stapleton, in Denver, Colorado and Tangerine Crossing in Tucson, Arizona;

•	$5,174,000 ($8,234,000, pre-tax) related to the increase in our allocation of losses from our equity investment in the New Jersey Nets basketball team (see the Nets section);

•	$4,482,000 ($6,830,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii and Illinois;

•	$2,564,000 ($4,179,000, pre-tax) in 2007 related to the early extinguishment of nonrecourse mortgage debt primarily at Eleven MetroTech Center, an office building located in Brooklyn, New York City, in order to secure more favorable financing terms and at New York Times, an office building located in Manhattan, New York City, in order to obtain permanent financing;

•	$1,850,000 ($3,015,000, pre-tax) related to an increase in depreciation and amortization for amounts recorded as tangible and intangible assets, which were a result of the purchase price allocation for the acquisition, in November 2006, of 30 retail, office and residential operating properties in New York City (“New York portfolio transaction”); and

•	$1,201,000 ($1,956,000, pre-tax) related to increased write-offs of abandoned development projects in 2007.
These decreases were partially offset by the following increases, net of tax and minority interest:
•	$4,749,000 ($7,740,000, pre-tax) related to an additional net gain recognized in other income on the sale of Sterling Glen of Roslyn, a consolidated supported-living apartment community under construction in Roslyn, New York, due to the realization of additional proceeds resulting from the resolution of certain contingencies (see the Discontinued Operations section);

•	$1,027,000 ($1,674,000, pre-tax) related to the amortization to straight-line rent of above and below market leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction; and

•	$1,013,000 ($1,651,000, pre-tax) in 2007 related to the change in fair market value between the comparable periods of certain of our 10-year forward swaps which were marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting (see the Interest Rate Exposure section).
Net earnings for the nine months ended October 31, 2007 was $39,820,000 versus $106,625,000 for the nine months ended October 31, 2006. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•	$103,829,000 ($169,211,000, pre-tax) related to the 2006 gains on disposition of five consolidated properties, Providence at Palm Harbor, an apartment community located in Tampa, Florida, Hilton Times Square, a 444-room hotel located in Manhattan, New York City, G Street, a specialty retail center located in Philadelphia, Pennsylvania, Embassy Suites Hotel, and Battery Park City;

•	$21,560,000 ($34,913,000, pre-tax) related to decreased earnings in 2007 reported in the Land Development Group primarily due to a decrease in land sales at Stapleton, Tangerine Crossing and Waterbury in North Ridgeville, Ohio;

•	$5,893,000 ($9,604,000, pre-tax) related to decreases in Commercial Group outlot land sales in 2007 primarily at Simi Valley in Simi Valley, California partially offset by the 2007 land sale and related site work construction at Ridge Hill Retail, in Yonkers, New York which is accounted for under the percentage of completion method;

•	$4,962,000 ($8,087,000, pre-tax) related to an increase in depreciation and amortization for amounts recorded as tangible and intangible assets, which were a result of the purchase price allocation for the New York portfolio transaction that closed in November 2006;

•	$4,809,000 ($7,837,000, pre-tax) related to management’s approved plan to demolish two buildings owned by us adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York City, to clear the land for a residential project named 80 DeKalb Avenue. Due to this new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in accelerated depreciation expense;

•	$4,700,000 ($7,662,000, pre-tax) related to the 2006 gain on disposition of one equity method Commercial property, Midtown Plaza, a specialty retail center located in Parma, Ohio;

•	$4,453,000 ($7,257,000, pre-tax) in 2007 related to the early extinguishment of nonrecourse mortgage debt primarily at Columbia Park Center, a specialty retail center located in North Bergen, New Jersey and Eleven MetroTech Center in order to secure more favorable financing terms and at New York Times in order to obtain permanent financing as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee;

•	$4,129,000 ($6,729,000, pre-tax) related to increased write-offs of abandoned development projects in 2007;

•	$3,788,000 ($6,174,000, pre-tax) related to income recognition on state and federal Historic Preservation Tax Credits in 2006 that did not recur at the same level;

•	$3,301,000 ($5,813,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii and Illinois; and

•	$1,067,000 ($969,000, pre-tax) related to the increase in our allocation of losses from our equity investment in the New Jersey Nets basketball team (see the Nets section).
These decreases were partially offset by the following increases, net of tax and minority interest:
•	$64,605,000 ($105,287,000, pre-tax) related to the 2007 gains on disposition of Landings of Brentwood and the following six consolidated supported-living apartment properties: Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview, and Sterling Glen of Stamford;

•	$10,940,000 ($17,830,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn;

•	$5,811,000 ($9,471,000, pre-tax) in 2007 related to the change in fair market value between the comparable periods of certain of our 10-year forward swaps which were marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting (see the Interest Rate Exposure section);

•	$3,194,000 ($5,205,000, pre-tax) related to the amortization to straight-line rent of above and below market leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction; and

•	$1,292,000 ($2,106,000, pre-tax) related to the 2007 gain on disposition of one equity method Residential property, White Acres, an apartment community located in Richmond Heights, Ohio.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, interest and other income, equity in earnings (loss) of unconsolidated entities, operating expenses and interest expense by each segment for the three and nine months ended October 31, 2007 and 2006, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended October 31,			Nine Months Ended October 31,
	2007	2006	Variance	2007	2006	Variance
	(in thousands)			(in thousands)

Revenues from Real Estate Operations

Commercial Group	$216,760	$181,131	$35,629	$623,356	$533,416	$89,940

Commercial Group Land Sales	22,279	10,062	12,217	29,436	35,258	(5,822)

Residential Group	81,170	48,406	32,764	198,029	140,579	57,450

Land Development Group	13,417	22,934	(9,517)	38,756	65,844	(27,088)

The Nets	—	—	—	—	—	—

Corporate Activities	—	—	—	—	—	—

Total Revenues from Real Estate Operations	$333,626	$262,533	$71,093	$889,577	$775,097	$114,480

Interest and Other Income

Commercial Group	$4,888	$1,178	$3,710	$15,121	$4,437	$10,684

Residential Group	9,941	1,772	8,169	25,570	12,964	12,606

Land Development Group	2,109	3,749	(1,640)	10,087	11,361	(1,274)

The Nets	—	—	—	—	—	—

Corporate Activities	606	324	282	1,588	978	610

Total Interest and Other Income	$17,544	$7,023	$10,521	$52,366	$29,740	$22,626

Equity in Earnings (Loss) of Unconsolidated Entities

Commercial Group	$1,487	$3,327	$(1,840)	$6,700	$7,085	$(385)

Gain on disposition of Midtown	—	—	—	—	7,662	(7,662)

Residential Group	1,643	2,844	(1,201)	6,164	(2,332)	8,496

Gain on disposition of White Acres	—	—	—	2,106	—	2,106

Land Development Group	(80)	4,293	(4,373)	2,691	17,480	(14,789)

The Nets	(9,576)	(1,342)	(8,234)	(15,053)	(14,084)	(969)

Corporate Activities	—	—	—	—	—	—

Total Equity in Earnings (Loss) of Unconsolidated Entities	$(6,526)	$9,122	$(15,648)	$2,608	$15,811	$(13,203)

Operating Expenses

Commercial Group	$105,365	$96,649	$8,716	$315,089	$273,878	$41,211

Cost of Commercial Group Land Sales	16,226	3,698	12,528	21,397	18,348	3,049

Residential Group	55,120	33,273	21,847	136,824	95,310	41,514

Land Development Group	12,964	16,645	(3,681)	39,042	42,165	(3,123)

The Nets	—	—	—	—	—	—

Corporate Activities	11,599	12,536	(937)	34,700	30,813	3,887

Total Operating Expenses	$201,274	$162,801	$38,473	$547,052	$460,514	$86,538

Interest Expense

Commercial Group	$59,352	$42,403	$16,949	$150,454	$130,500	$19,954

Residential Group	10,886	11,338	(452)	36,117	33,277	2,840

Land Development Group	371	2,035	(1,664)	2,745	6,507	(3,762)

The Nets	—	—	—	—	—	—

Corporate Activities	17,632	12,175	5,457	48,432	34,955	13,477

Total Interest Expense	$88,241	$67,951	$20,290	$237,748	$205,239	$32,509

Commercial Group
Revenues from real estate operations – Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $47,846,000, or 25.02%, for the three months ended October 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $19,878,000 related to new property openings, as noted in the table on page 37;

•	Increase of $13,562,000 ($13,562,000, net of minority interest) related to the 2007 land sale and related site work construction at Ridge Hill Retail, located in Yonkers, New York which is accounted for under the percentage of completion method;

•	Increase of $3,589,000 related to the buyout of our partner in the third quarter of 2006 in Galleria at Sunset, a regional mall in Henderson, Nevada, previously accounted for on the equity method of accounting;

•	Increase of $1,987,000 primarily related to reduced vacancies at 42nd Street Retail, a specialty retail center located in New York and Short Pump Town Center located in Richmond, Virginia;

•	Increase of $1,674,000 related to the amortization to straight-line rent of above and below market leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction;

•	Increase of $1,276,000 related to revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman, a development project in Manhattan, New York City; and

•	Increase of $1,000,000 related to an increase in rents primarily at the following regional malls: Victoria Gardens, Promenade in Temecula, South Bay Galleria and Antelope Valley, all of which are located in California.
These increases were partially offset by the following decrease:
•	Decrease of $1,345,000 ($140,000, net of minority interest) related to a decrease in commercial outlot land sales which did not recur in 2007 primarily at Orchard Town Center in Westminster, Colorado and Victoria Gardens located in Rancho Cucamonga, California which was partially offset by an increase at White Oak Village in Richmond, Virginia.
The balance of the remaining increase in revenues from real estate operations of approximately $6,225,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $84,118,000, or 14.79%, for the nine months ended October 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $36,312,000 related to new property openings, as noted in the table on page 37;

•	Increase of $14,438,000 related to the buyout of our partner in the third quarter of 2006 in Galleria at Sunset, which was previously accounted for on the equity method of accounting;
•	Increase of $13,562,000 ($13,562,000, net of minority interest) related to the 2007 land sale and related site work construction at Ridge Hill Retail which is accounted for under the percentage of completion method;

•	Increase of $6,370,000 related to an increase in rents primarily at the following regional malls: Antelope Valley, Victoria Gardens, Promenade in Temecula, South Bay Galleria and Simi Valley Town Center located in Simi Valley, California;

•	Increase of $5,205,000 related to the amortization to straight-line rent of above and below market leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction;

•	Increase of $3,901,000 primarily related to reduced vacancies at 42nd Street Retail and Short Pump Town Center;

•	Increase of $3,366,000 related to revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman; and

•	Increase of $1,474,000 primarily related to increases in occupancy and rates in our hotel portfolio.

These increases were partially offset by the following decrease:
•	Decrease of $19,384,000 ($18,836,000, net of minority interest) related to a decrease in commercial outlot land sales which did not recur in 2007 primarily at Simi Valley, Promenade Bolingbrook located in Bolingbrook, Illinois, Orchard Town Center and Salt Lake City which was partially offset by an increase at White Oak Village.
The balance of the remaining increase in revenues from real estate operations of approximately $18,874,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses – Operating expenses increased $21,244,000, or 21.17%, for the three months ended October 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $11,017,000 ($11,017,000, net of minority interest) related to the 2007 costs associated with the land sale and related site work construction at Ridge Hill Retail which is accounted for under the percentage of completion method;

•	Increase of $7,237,000 related to new property openings, as noted in the table on page 37;

•	Increase of $1,612,000 related to write-offs of abandoned development projects that we believed were no longer probable of occurring;

•	Increase of $1,511,000 ($1,748,000, net of minority interest) related to an increase in commercial outlot land sales primarily at White Oak Village and partially offset by decreases at Victoria Gardens Mall and Orchard Town Center;

•	Increase of $1,276,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which is included in revenues from real estate operations as discussed above;

•	Increase of $856,000 related to the buyout of our partner in the third quarter of 2006 in Galleria at Sunset, which was previously accounted for on the equity method of accounting; and

•	Increase of $833,000 primarily related to increases in occupancy at Victoria Gardens and Antelope Valley.
These increases were partially offset by the following decrease:
•	Decrease of $2,690,000 related to Issue 3 — Ohio Earn and Learn initiatives in the prior year, in order to secure a gaming license in Ohio, which was not approved by voters.
The balance of the remaining decrease in operating expenses of approximately $408,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses increased $44,260,000, or 15.15%, for the nine months ended October 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $19,149,000 related to new property openings, as noted in the table on page 37;

•	Increase of $11,017,000 ($11,017,000, net of minority interest) related to the 2007 costs associated with the land sale and related site work construction at Ridge Hill Retail which is accounted for under the percentage of completion method;

•	Increase of $3,723,000 related to the buyout of our partner in Galleria at Sunset, which was previously accounted for on the equity method of accounting;

•	Increase of $3,649,000 related to write-offs of abandoned development projects that we believed were no longer probable of occurring;

•	Increase of $3,366,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which is included in revenues from real estate operations as discussed above;

•	Increase of $2,043,000 primarily related to increases in occupancy at Victoria Gardens and Antelope Valley;

•	Increase of $1,081,000 related to the appeal of our application to secure a gaming license in Pennsylvania;

•	Increase of $774,000 related to straight-line rent resulting from the amortization of above and below market ground leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction; and

•	Increase of $600,000 primarily related to the write-off of costs associated with a potential acquisition in 2007, which is no longer being pursued.

These increases were partially offset by the following decrease:
•	Decrease of $7,967,000 ($8,110,000, net of minority interest) related to a decrease in commercial outlot sales primarily at Promenade Bolingbrook, Orchard Town Center, Simi Valley and Salt Lake City which was partially offset by an increase at White Oak Village; and

•	Decrease of $3,145,000 related to Issue 3 — Ohio Earn and Learn initiatives in the prior year, in order to secure a gaming license in Ohio, which was not approved by the voters.
The balance of the remaining increase in operating expenses of approximately $9,970,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $16,949,000, or 39.97%, for the three months ended October 31, 2007 compared to the same period in the prior year. Interest expense for the Commercial Group increased by $19,954,000, or 15.29%, for the nine months ended October 31, 2007 compared to the same period in the prior year. The fluctuations in interest expense for the three and nine months ended October 31, 2007 is primarily attributable to the increased interest expense on the openings of the properties listed below offset by the change in fair value between comparable periods of 10-year forward swaps that did not receive hedge accounting.
The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened/acquired properties for the three and nine months ended October 31, 2007 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended
				October 31, 2007
				Revenues		Revenues
		Quarter/Year		from Real		from Real
		Opened or		Estate	Operating	Estate	Operating
Property	Location	Acquired	Square Feet	Operations	Expenses	Operations	Expenses

Retail Centers:
Victoria Gardens-Bass Pro	Rancho Cucamonga, California	Q2-2007	180,000	$841	$7	$1,621	$7
Promenade Bolingbrook	Bolingbrook, Illinois	Q1-2007	755,000	2,981	1,261	5,723	3,945
Northfield at Stapleton	Denver, Colorado	Q4-2005/Q1-2006/	1,170,000	1,616	382	5,607	4,413
		Q3-2006

Office Buildings:
New York Times	Manhattan, New York	Q3-2007 (2)	737,000	7,936	2,109	10,124	2,821
Richmond Office Park	Richmond, Virginia	Q2-2007 (1)	571,000	2,960	1,154	3,170	1,154
Illinois Science and Technology Park-Building Q	Skokie, Illinois	Q1-2007	160,000	381	332	669	666
Colorado Studios	Denver, Colorado	Q1-2007 (1)	75,000	223	42	328	89
Commerce Court	Pittsburgh, Pennsylvania	Q1-2007 (1)	378,000	1,359	1,046	4,148	2,596
Illinois Science and Technology Park – Building A	Skokie, Illinois	Q4-2006	225,000	779	347	2,514	1,436
Illinois Science and Technology Park – Building P	Skokie, Illinois	Q4-2006	127,000	234	366	669	1,070
Edgeworth Building	Richmond, Virginia	Q4-2006	142,000	373	131	1,125	708
Stapleton Medical Office Building	Denver, Colorado	Q3-2006	45,000	195	60	614	244

Total				$19,878	$7,237	$36,312	$19,149

(1)	Acquired property.

(2)	Certain tenants in this property took control of their space during the second quarter of 2007. However the property did not officially open for operations until the third quarter of 2007.
Residential Group
Revenues from real estate operations – Revenues from real estate operations for the Residential Group increased by $32,764,000, or 67.7%, during the three months ended October 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $27,181,000 related to military housing fee income from the management and development of units in Hawaii and Illinois;

•	Increase of $3,941,000 related to the buyout of our partners at Sterling Glen of Glen Cove in Glen Cove, New York, Sterling Glen of Great Neck in Great Neck, New York, Midtown Towers in Parma, Ohio and Village Green in Beachwood, Ohio previously accounted for on the equity method of accounting; and

•	Increase of $2,284,000 related to new property openings and an acquired property as noted in the table on page 39.
The balance of the remaining decrease of approximately $642,000 was generally due to fluctuations in other mature properties.

Revenues from real estate operations for the Residential Group increased by $57,450,000, or 40.9%, during the nine months ended October 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $37,526,000 related to military housing fee income from the management and development of units in Hawaii and Illinois;

•	Increase of $10,774,000 related to the buyout of our partners at Sterling Glen of Glen Cove, Sterling Glen of Great Neck, Midtown Towers and Village Green previously accounted for on the equity method of accounting; and

•	Increase of $5,886,000 related to new property openings and an acquired property as noted in the table on page 39.
These increases were partially offset by the following decrease:
•	Decrease of $2,100,000 related to the 2006 land sale at Bridgewater in Hampton, Virginia.
The balance of the remaining increase of approximately $5,364,000 was generally due to fluctuations in other mature properties.
Operating and Interest Expenses – Operating expenses for the Residential Group increased by $21,847,000, or 65.7%, during the three months ended October 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $23,821,000 related to management expenditures associated with military housing fee income;

•	Increase of $1,623,000 related to the buyout of our partners at Sterling Glen of Glen Cove, Sterling Glen of Great Neck, Midtown Towers and Village Green; and

•	Increase of $164,000 related to new property openings and an acquired property as noted in the table on page 39.
The balance of the remaining decrease of approximately $3,761,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $41,514,000, or 43.6%, during the nine months ended October 31, 2007 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $30,189,000 related to management expenditures associated with military housing fee income;

•	Increase of $6,082,000 related to the buyout of our partners at Sterling Glen of Glen Cove, Sterling Glen of Great Neck, Midtown Towers and Village Green;

•	Increase of $3,080,000 in write-offs of abandoned development projects; and

•	Increase of $1,391,000 related to new property openings and an acquired property as noted in the table on page 39.
These increases were partially offset by the following decrease:
•	Decrease of approximately $2,000,000 related to the 2006 land sale at Bridgewater.
The balance of the remaining increase of approximately $2,772,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group decreased by $452,000, or 4.0%, during the three months ended October 31, 2007 compared to the same period in the prior year and increased by $2,840,000, or 8.5%, during the nine months ended October 31, 2007 compared to the same period in the prior year. The increase during the nine months ended October 31, 2007 is primarily attributable to openings and the acquisition of the properties in the table below and the buyout of our partners in the properties listed above.

The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened or acquired properties which have not yet reached stabilization for the three and nine months ended October 31, 2007 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended
				October 31, 2007
				Revenues from		Revenues from
		Quarter/Year	Number	Real Estate	Operating	Real Estate	Operating
Property	Location	Opened	of Units	Operations	Expenses	Operations	Expenses

Cameron Kinney	Richmond, Virginia	Q2-2007 (1)	259	$740	$351	$1,444	$609
Botanica II	Denver, Colorado	Q2-2007	154	198	84	262	124
1251 S. Michigan	Chicago, Illinois	Q1-2006	91	156	(71)	484	152
Sky55	Chicago, Illinois	Q1-2006	411	1,190	(200)	3,696	506

Total				$2,284	$164	$5,886	$1,391

(1)	Acquired property
Land Development Group
Revenues from real estate operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land that we believe is in good markets throughout the country. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry that are anticipated to continue throughout the year and into 2008. Interest income for the Land Development Group is discussed beginning on page 42. Revenues from real estate operations for the Land Development Group decreased by $9,517,000 for the three months ended October 31, 2007 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $6,404,000 in land sales at Stapleton in Denver, Colorado;

•	Decrease of $5,794,000 in land sales at Tangerine Crossing in Tucson, Arizona; and

•	Decrease of $589,000 in land sales primarily at two land development projects, Central Station in Chicago, Illinois and Suncoast Lakes in Pasco County, Florida, combined with several other sales decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $1,285,000 primarily related to land sales at Sunrise Development in Cleveland, Ohio;

•	Increase of $883,000 in land sales at Summers Walk in Davidson, North Carolina; and

•	Increase of $1,102,000 in land sales primarily at three major land development projects, Rockport Square in Lakewood, Ohio, Legacy Lakes in Aberdeen, North Carolina and Mill Creek in York County, South Carolina, combined with several other sales increases at various land development projects.
Revenues from real estate operations for the Land Development Group decreased by $27,088,000 for the nine months ended October 31, 2007 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $23,198,000 in land sales at Stapleton;

•	Decrease of $6,563,000 in land sales at Tangerine Crossing;

•	Decrease of $4,179,000 in land sales at Waterbury in North Ridgeville, Ohio;

•	Decrease of $761,000 in land sales at Suncoast Lakes; and

•	Decrease of $1,640,000 in land sales primarily at three major land development projects, Creekstone in Copley, Ohio, New Haven in Barberton, Ohio and Chestnut Plaza, in Elyria, Ohio, combined with several other sales decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $3,328,000 in land sales at Summers Walk;

•	Increase of $2,095,000 primarily related to land sales at Sunrise Development;

•	Increase of $2,081,000 in land sales at Rockport Square;

•	Increase of $958,000 in land sales at Mill Creek; and

•	Increase of $791,000 in land sales primarily at two land development projects, Mallard Point in Lorain, Ohio and Legacy Lakes combined with several other sales increases at various land development projects.
Operating and Interest Expenses – Operating expenses decreased by $3,681,000 for the three months ended October 31, 2007 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $3,458,000 at Tangerine Crossing primarily related to decreased land sales;

•	Decrease of $2,108,000 at Stapleton primarily related to decreased land sales; and

•	Decrease of $960,000 primarily at Mill Creek, Central Station, Suncoast Lakes and Creekstone, combined with several other expense decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $578,000 at Summers Walk primarily related to increased land sales;

•	Increase of $443,000 primarily related to land sales at Sunrise Development ; and

•	Increase of $1,824,000 primarily related to increased sales and expenditures at two major land development projects, Prosper, in Prosper, Texas and Rockport Square, combined with several other expense increases at various land development projects.
Operating expenses decreased by $3,123,000 for the nine months ended October 31, 2007 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $6,438,000 at Stapleton primarily related to decreased land sales;

•	Decrease of $2,212,000 at Tangerine Crossing primarily related to decreased land sales;

•	Decrease of $1,208,000 at Waterbury primarily related to decreased land sales;

•	Decrease of $533,000 at Creekstone primarily related to decreased land sales; and

•	Decrease of $1,999,000 primarily at Suncoast Lakes, New Haven, Wheatfield Lake in Wheatfield, New York and Central Station, combined with several other expense decreases at various land development projects.
These decreases were partially offset by the following increases:
•	Increase of $2,561,000 at Rockport Square primarily related to increased land sales;

•	Increase of $2,401,000 at Summers Walk primarily related to increased land sales;

•	Increase of $1,083,000 primarily related to land sales at Sunrise Development; and

•	Increase of $3,222,000 primarily related to increased sales and expenditures at two major land development projects, Prosper and Mill Creek, combined with several other expense increases at various land development projects.
Interest expense decreased by $1,664,000 and $3,762,000, respectively, for the three and nine months ended October 31, 2007 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in the Nets incurred a pre-tax loss of $9,576,000 and $15,053,000 for the three and nine months ended October 31, 2007, respectively, representing an increase in allocated losses of $8,234,000 and $969,000 compared to the same periods in the prior year. For the three months ended October 31, 2007, we recognized a higher loss than in the prior year primarily due to the capital call we funded and its effect on the allocation of profits and losses, which are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. For the nine months ended October 31, 2007 and 2006, we recognized 25.76% and 23.48% of the net loss, respectively.

Included in the losses for the nine months ended October 31, 2007 and 2006 are approximately $7,696,000 and $7,651,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team and our share of insurance premiums purchased on policies related to the standard indemnification required by the NBA. The remainder of the loss substantially relates to the operations of the team.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities decreased by $937,000 for the three months ended October 31, 2007 and increased by $3,887,000 for the nine months ended October 31, 2007, compared to the same periods in the prior year. The decrease of $937,000 for the three months ended October 31, 2007 was attributed to general corporate expenses. For the nine months ended October 31, 2007, the increase was primarily related to $1,024,000 of stock-based compensation costs mostly related to awards granted to retirement-eligible grantees, and $3,224,000 of payroll costs, offset by a decrease in general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense increased by $5,457,000 and $13,477,000 for the three and nine months ended October 31, 2007 compared to the same periods in prior year primarily associated with the borrowings on the bank revolving credit facility and interest on the $287,500,000 of 3.625% puttable equity-linked senior notes which were issued in October 2006.
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
There was no provision for decline in real estate recorded for the three and nine months ended October 31, 2007. During the nine months ended October 31, 2006, we recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. This provision represents a write down to the estimated fair value, less cost to sell, due to a change in events, such as an offer to purchase, related to the estimated future cash flows.
Depreciation and Amortization
We recorded depreciation and amortization of $54,415,000 for the three months ended October 31, 2007, which is an increase of $11,242,000 compared to the same period in the prior year. This increase is primarily the result of acquisitions and new property openings. Also included in this increase for the three months ended October 31, 2007 are $3,015,000 related to depreciation and amortization of tangible and intangible assets, resulting from the New York portfolio transaction that closed in November 2006 and $3,223,000 of amortization expense related to capitalized software costs.
We recorded depreciation and amortization of $169,943,000 for the nine months ended October 31, 2007, which is an increase of $44,911,000 compared to the same period in the prior year. This increase is primarily the result of management’s approval to demolish two buildings adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York City, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in $7,837,000 of accelerated depreciation. Also included in this increase for the nine months ended October 31, 2007 is $8,087,000 related to depreciation and amortization of tangible and intangible assets resulting from the New York portfolio transaction that closed in November 2006 and $6,398,000 of amortization expense related to capitalized software costs. The remainder of the increase is primarily attributable to acquisitions and new property openings.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three and nine months ended October 31, 2007, we recorded amortization of mortgage procurement costs of $3,568,000 and $8,971,000, respectively. Amortization of mortgage procurement costs increased $849,000 and $920,000 for the three and nine months ended October 31, 2007, respectively, compared to the same periods in the prior year.

Loss on Early Extinguishment of Debt
For the three and nine months ended October 31, 2007, we recorded $4,719,000 and $8,903,000, respectively, as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Sterling Glen of Great Neck, a 142-unit supported living residential community located in Great Neck, New York, Northern Boulevard and Columbia Park Center, specialty retail centers located in Queens, New York and North Bergen, New Jersey, respectively, and Eleven MetroTech Center, an office building located in Brooklyn, New York City, in order to secure more favorable financing terms. The amounts for the three and nine months ended October 31, 2007 also include the impact of early extinguishment of the construction loan at New York Times, an office building located in Manhattan, New York City, in order to obtain permanent financing, as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee, which was sold during the nine months ended October 31, 2007 (see “Discontinued Operations” section starting on page 46). For the three and nine months ended October 31, 2006, we recorded $116,000 and $919,000, respectively, as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of the construction loan at Simi Valley Town Center, a retail center located in Simi Valley, California, in order to obtain permanent financing.
Interest and Other Income
Interest and other income was $17,544,000 for the three months ended October 31, 2007 compared to $7,023,000 for the three months ended October 31, 2006, representing an increase of $10,521,000. This increase was primarily the result of the following:
-	Residential Group
•	Increase of $7,740,000 related to an additional net gain realized on the sale of Sterling Glen of Roslyn, a supported-living apartment community under construction located in Roslyn, New York, due to the realization of additional proceeds resulting from the resolution of certain contingencies; and

•	Increase of $888,000 related to the income recognition on the sale of federal Historic Preservation Tax Credits.
-	Land Development Group
•	Increase of $123,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the Denver Urban Renewal Authority (“DURA”) bonds (see “Financing Arrangements” section).
These increases were partially offset by the following decreases:
-	Land Development Group
•	Decrease of $1,848,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds (see “Financing Arrangements” section); and

•	Decrease of $123,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”) (see “Financing Arrangements” section).
The balance of the remaining increase in interest and other income of approximately $3,741,000 was due to other general investing activities.
Interest and other income was $52,366,000 for the nine months ended October 31, 2007 compared to $29,740,000 for the nine months ended October 31, 2006, representing an increase of $22,626,000. This increase was primarily the result of the following:
-	Residential Group
•	Increase of $17,830,000 related to the gain on sale of Sterling Glen of Roslyn.
-	Land Development Group
•	Increase of $1,665,000 related to changes in the fair value of a derivative held by Stapleton Land, LLC on the DURA bonds (see “Financing Arrangements” section).

These increases were partially offset by the following decreases:
-	Residential Group
•	Decrease of $6,174,000 related to the income recognition on the sale of state and federal Historic Preservation Tax Credits that did not recur at the same level for the nine months ended October 31, 2007.
-	Commercial Group
•	Decrease of $1,341,000 related to interest income earned on cash proceeds from property dispositions placed in escrow for future acquisitions.
-	Land Development Group
•	Decrease of $3,635,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 TIF bonds (see “Financing Arrangements” section); and

•	Decrease of $235,000 related to interest income earned by Stapleton Land II, LLC on the collateral and the 1% fee related to an agreement on the Senior Subordinate Bonds (see “Financing Arrangements” section).
The balance of the remaining increase in interest and other income of approximately $14,516,000 was due to other general investing activities.
Equity in Earnings (Loss) of Unconsolidated Entities
Equity in earnings (loss) of unconsolidated entities was $(6,526,000) for the three months ended October 31, 2007 compared to $9,122,000 for the three months ended October 31, 2006, representing a decrease of $15,648,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
-	Commercial Group
•	Decrease of $1,500,000 primarily related to decreased land sales at Victor Village, located in Victorville, California and other sales of land development projects; and

•	Decrease of $706,000 due to the consolidation of Galleria at Sunset, a regional mall in Henderson, Nevada, in the third quarter of 2006 due to buy-out of our partner.
-	Land Development Group
•	Decrease of $2,857,000 related to decreased sales at Central Station, located in Chicago, Illinois; and

•	Decrease of $1,791,000 related to decreased land sales at Canterbury Crossing, located in Parker, Colorado and decreased sales at Smith Family Homes, located in Tampa, Florida.
-	The Nets
•	Decrease of $8,234,000 due to an increase in our proportionate share of the loss related to our equity investment in the Nets.
These decreases were partially offset by the following increase:
-	Commercial Group
•	Increase of $1,444,000 related to our proportionate share of earnings in our equity investment in San Francisco Centre, located in San Francisco, California, which opened during the third quarter of 2006.
Equity in earnings of unconsolidated entities was $2,608,000 for the nine months ended October 31, 2007 compared to $15,811,000 for the nine months ended October 31, 2006, representing a decrease of $13,203,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
-	Commercial Group
•	Decrease of $7,662,000 related to the 2006 gain on disposition of Midtown Plaza, a specialty retail center located in Parma, Ohio;

•	Decrease of $2,580,000 due to the consolidation of Galleria at Sunset, in the third quarter of 2006 due to buy-out of our partner; and

•	Decrease of $1,423,000 primarily related to decreased land sales at Victor Village and other sales of land development projects.
-	Land Development Group
•	Decrease of $5,858,000 related to decreased sales at Central Station;

•	Decrease of $5,006,000 primarily related to decreased land sales at Canterbury Crossing and decreased sales at Smith Family Homes;

•	Decrease of $4,178,000 related to decreased land sales in Mayfield Village, Ohio; and

•	Decrease of $3,366,000 related to decreased land sales at Gladden Forest, located in Marana, Arizona and Chestnut Commons, located in Elyria, Ohio.
-	Residential Group
•	Decrease of $702,000 due to the consolidation of Village Green, an apartment community located in Beachwood, Ohio, in the fourth quarter of 2006 due to the buy-out of our partner.
-	The Nets
•	Decrease of $969,000 due to an increase in our proportionate share of the loss related to our equity investment in the Nets.
These decreases were partially offset by the following increases:
-	Commercial Group
•	Increase of $1,713,000 related to our proportionate share of earnings in our equity investment in San Francisco Centre, which opened during the third quarter of 2006; and

•	Increase of $1,046,000 related to increased occupancy at the Westin Convention Center Hotel located in Pittsburgh, Pennsylvania.
-	Land Development Group
•	Increase of $2,614,000 related to increased land sales at Gladden Farms II, located in Marana, Arizona.
-	Residential Group
•	Increase of $2,623,000 related to the sale of condominium units at 1100 Wilshire and Mercury, both located in Los Angeles, California; and

•	Increase of $2,106,000 related to the 2007 gain on disposition of White Acres, an apartment community located in Richmond Heights, Ohio.
The Residential Group has certain investments that are accounted for under the equity method in entities that engage in the development and sales of condominium units. Due to the recent market conditions, we have evaluated the value of our interests, and believe that although values have declined, the expected earnings capacity and the estimated fair values approximate the current carrying value. We will continue to monitor these investments, and any loss in value which is deemed other than temporary will be considered for recognition of impairment if and when incurred.
Income Taxes
Income tax expense for the three months ended October 31, 2007 and 2006 was $1,706,000 and $6,227,000, respectively, and $9,695,000 for the nine months ended October 31, 2006. Income tax benefit for the nine months ended October 31, 2007 was $12,943,000. The difference in the income tax benefit or expense reflected in the Consolidated Statements of Earnings versus the income tax benefit or expense computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to our charitable contribution and state NOL valuation allowances based upon management’s assessment of our ability to utilize such deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.

We apply an estimated annual income tax rate to our year-to-date earnings from operations to derive our tax provision each quarter. Certain circumstances may arise which makes it difficult for us to determine a reasonable estimate of our effective tax rate for the year. FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”) provides that if a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. Our current projected operating results coupled with permanent items results in an effective tax rate that changes significantly with small variations in projected income or loss from operations. With the recent difficulties in the lending and capital markets and uncertainties in the housing markets, variations in the current projected operating results are probable which would significantly impact the estimated annual income tax rate. Therefore, for the three and nine months ended October 31, 2007, we have determined that a reliable estimate cannot be made, and that the actual effective tax rate for the year-to-date period is our best estimate of the annual effective tax rate.
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
FIN No. 48
On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.
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
We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. We file a consolidated United States federal income tax return. Where applicable, we file combined income tax returns in various states and we file individual separate income tax returns in other states. Our federal consolidated income tax returns for the year ended January 31, 2004 and subsequent years are subject to examination by the Internal Revenue Service. Certain of our state returns for the year ended January 31, 2003 and all subsequent year state returns are subject to examination by various taxing authorities.
There was no material change in the amount of unrecognized tax benefits during the three months ended October 31, 2007. A summary of our FIN No. 48 position at the date of adoption, February 1, 2007, and as of October 31, 2007 is depicted in the following table:

	October 31, 2007	February 1, 2007

Unrecognized tax benefits	$4,400,000	$4,892,000
Portion that, if recognized, would impact the effective rate	$886,000	$844,000
Accrued interest and penalties on unrecognized tax benefits	$1,068,000	$1,013,000
Range of possible decrease in unrecognized tax benefits in next twelve months	$0 to 3,419,000	$0 to 3,900,000

Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the three and nine months ended October 31, 2007 and 2006. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York, was held for sale at October 31, 2007. Sterling Glen of Lynbrook’s assets and liabilities as of October 31, 2007 are presented in the table below.

October 31, 2007
(in thousands)
Assets

Real estate	$29,858

Notes and accounts receivable, net	80

Other assets	1,654

Total Assets	$31,592

Liabilities

Mortgage debt, nonrecourse	$27,700

Accounts payable and accrued expenses	880

Total Liabilities	$28,580

     The following table lists the consolidated rental properties included in discontinued operations:

				Three	Nine	Three	Nine
			Quarter/	Months	Months	Months	Months
		Square Feet/	Year	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	10/31/2007	10/31/2007	10/31/2006	10/31/2006

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	—	—	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	—	—	Yes	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	—	—	—	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	—	—	—	Yes

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Est. Q1-2008	Yes	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	—	Yes	Yes	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	—	Yes	Yes	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	—	Yes	Yes	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	—	Yes	Yes	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	—	Yes	Yes	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	—	Yes	Yes	Yes
Landings of Brentwood	Nashville, Tennessee	724 units	Q2-2007	—	Yes	—	—
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	—	—	Yes	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	—	—	—	Yes
During the nine months ended October 31, 2007, we consummated an agreement with a third party to dispose of eight and lease four supported-living apartment properties. Eleven of the properties are open and operating and one was under construction at the time of the agreement. The property that was under construction and seven operating properties will be sold, and four will be operated by the purchaser under long-term operating leases. The operating leases will have a stated term of five years with various put and call provisions at a pre-determined purchase price that can be exercised generally after two years from the signing date of each lease at an amount that is in excess of the current carrying amount of the properties. We are generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. During June 2007, prior to the agreements to dispose and lease its supported-living properties, we acquired our partner’s interests in each of these properties for net cash consideration of approximately $20,500,000. The acquisition of our partner’s interest (a related party who is an employee of ours) was accounted for as an acquisition of minority interest in accordance with SFAS No. 141 “Business Combinations” and has been recorded as an adjustment of the basis of the supported-living properties.

Pursuant to the agreement, during July 2007, six operating properties listed in the table above were sold generating a gain on disposition of rental properties of $80,208,000 ($49,215,000 net of tax and minority interest), which has been classified as discontinued operations along with the operating results of the six properties through the date of sale. The seventh operating property, Sterling Glen of Lynbrook, is expected to be sold in 2008 and is being operated by the purchaser under a short-term lease. This property is presented as discontinued operations as of October 31, 2007 as we believe it is probable the property will be sold within one year and all other criteria for classification as held for sale were met at October 31, 2007. During the nine months ended October 31, 2007, the property under construction, Sterling Glen of Roslyn, located in Roslyn, New York, was sold at a pre-tax gain of $17,830,000 ($10,940,000 net of tax) that is included in other income in the Consolidated Statements of Earnings for the nine months ended October 31, 2007. Of the total pre-tax gain, we recognized $10,090,000 ($6,191,000 net of tax) on the closing date in July 2007 and an additional pre-tax gain of $7,740,000 ($4,749,000 net of tax) during the three months ended October 31, 2007. The amount recognized during the three months ended October 31, 2007 represents the realization of additional proceeds resulting from the resolution of certain contingencies.
Four of the remaining properties entered into long-term operating leases with the purchaser (the latest of which closed on October 3, 2007). We have continued to consolidate the leased properties in our Consolidated Balance Sheets at October 31, 2007 as the criteria for sales accounting pursuant to the provisions of SFAS No. 66 have not been achieved. Further, we have concluded that the leased properties have met the criteria as a Variable Interest Entity (“VIE”) pursuant to FASB interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and due to our obligation to absorb a majority of expected losses, the leased properties are consolidated by us at October 31, 2007. These properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of October 31, 2007; therefore, these properties have not been included in discontinued operations.
During the nine months ended October 31, 2007, we also disposed of Landings of Brentwood, a 724-unit apartment community, for a gain on disposition of rental properties of $25,079,000 ($15,388,000 net of tax and minority interest).
The operating results related to discontinued operations were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenues	$1,002	$29,965	$25,601	$96,410

Expenses

Operating expenses	(845)	19,293	19,885	66,298

Depreciation and amortization	7	1,956	1,941	8,870

	(838)	21,249	21,826	75,168

Interest expense	(296)	(5,110)	(3,904)	(15,320)

Amortization of mortgage procurement costs	(11)	(112)	(80)	(430)

Loss on early extinguishment of debt	—	—	(363)	—

Interest income	542	219	751	1,223

Gain (loss) on disposition of rental properties (1)	(1,031)	143,494	105,287	287,220

Earnings before income taxes	1,044	147,207	105,466	293,935

Income tax expense (benefit)

Current	19,527	18,142	25,267	18,845

Deferred	(19,123)	15,752	15,485	49,004

	404	33,894	40,752	67,849

Earnings before minority interest	640	113,313	64,714	226,086

Minority interest, net of tax

Gain on disposition of rental properties	—	59,616	—	118,009

Operating (loss) earnings from rental properties	—	(125)	—	332

	—	59,491	—	118,341

Net earnings from discontinued operations	$640	$53,822	$64,714	$107,745

(1)	For the three months ended October 31, 2007, the above loss on disposition of rental properties represents an adjustment of the previously reported gain on disposition of the six Sterling Glen properties due to a change in estimate of the cost of this transaction upon settlement of final transaction costs.

Gain on Disposition of Rental Properties
The following table summarizes the gain (loss) on disposition of rental properties, before tax and minority interest, for the three and nine months ended October 31, 2007 and 2006:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Discontinued Operations:

Six Sterling Glen properties (Supported-Living Apartments) (1)	$(1,031)	$—	$80,208	$—

Landings of Brentwood (Apartments) (2)	—	—	25,079	—

Embassy Suites Hotel (2)	—	117,606	—	117,606

Battery Park City (Retail) (2)	—	25,888	—	25,888

Hilton Times Square Hotel (2)	—	—	—	135,945

Providence at Palm Harbor (Apartments) (2)	—	—	—	7,342

G Street Retail (Specialty Retail Center)	—	—	—	439

Total	$(1,031)	$143,494	$105,287	$287,220

(1)	The six properties included in the gain on disposition are Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford. We elected to deposit the sales proceeds with a qualified intermediary for the purposes of identifying replacement assets under Section 1031 of the Internal Revenue Code for Sterling Glen of Plainview and Sterling Glen of Stamford. For the three months ended October 31, 2007, the above loss on disposition of the six Sterling Glen properties represents an adjustment of the previously reported gain due to a change in estimate of the cost of this transaction upon settlement of final transaction costs.

(2)	We elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144; therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of the gains on disposition of equity method investments during the three and nine months ended October 31, 2007 and 2006, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings:

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2007	2006	2007	2006
		(in thousands)		(in thousands)
White Acres (Apartments) (1)	Richmond Heights, Ohio	$—	$—	$2,106	$—

Midtown Plaza (Specialty Retail Center)	Parma, Ohio	—	—	—	7,662

		$—	$—	$2,106	$7,662

(1)	We disposed of our interest in White Acres in a non-monetary exchange for the remaining outside interest in Midtown Towers, an apartment community located in Parma, Ohio, which was also an equity method investment. We have accounted for the non-monetary transaction based upon the fair value of the equity method investments exchanged, which resulted in the above gain on disposition of $2,106,000 for the nine months ended October 31, 2007.
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
Effective December 1, 2005, the SEC adopted new rules that substantially modify the registration, communications and offering procedures under the Securities Act of 1933 (“Securities Act”). These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are a WKSI as of October 31, 2007 and would be eligible to file an automatic shelf registration statement. In the meantime, we may still issue securities under our existing shelf registration statement described on page 51.
Bank Revolving Credit Facility
On June 6, 2007, our 13-member bank group approved an amended and restated bank revolving credit facility. The amendment extended the maturity date one year until March 2010 and reduced the spread on the London Interbank Offered Rate (“LIBOR”) rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contains an accordion provision that allows us, subject to bank approval, to increase our maximum borrowings up to $150,000,000 to $750,000,000 at any time prior to maturity. Our financial covenants, as defined in the credit facility, have remained unchanged.
The maximum borrowings, outstanding balances and related terms of the bank revolving credit facility at October 31, 2007 and January 31, 2007 were as follows (in thousands, except percentage amounts):

	October 31, 2007	January 31, 2007

Maximum borrowings (1)	$600,000	$600,000

Accordion option	$150,000	$—

Outstanding:

Borrowings	$—	$—

Letters of credit	$81,834	$72,324

Surety bonds	$—	$—

Related Terms:

LIBOR rate option (2)	1.45% + LIBOR	1.75% + LIBOR

Prime rate option	1/2% + prime rate	1/2% + prime rate

Dividend/stock repurchase limitation	$40,000	$40,000

(1)	$100,000,000 of the available borrowings may be used for letters of credit or surety bonds.

(2)	We generally elect the LIBOR rate option over the prime rate option.
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at both October 31, 2007 and January 31, 2007 (in thousands):

Senior Notes:

3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500

Other Senior Notes:

7.625% Senior Notes due 2015	300,000

6.500% Senior Notes due 2017	150,000

7.375% Senior Notes due 2034	100,000

Total Senior Notes	837,500

Subordinated Debt:

Redevelopment Bonds due 2010	20,400

Subordinate Tax Revenue Bonds due 2013	29,000

Total Subordinated Debt	49,400

Total Senior and Subordinated Debt	$886,900

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
We entered into a registration rights agreement that required a shelf registration statement to be filed within 90 days and declared effective under the Securities Act within 180 days after October 10, 2006. We filed a shelf registration statement under the Securities Act for the resale of the notes and the Class A common stock issuable upon our exercise of the net share settlement option on January 4, 2007 and it was immediately effective due to our status as a WKSI. We will use our best efforts to keep the shelf registration statement effective until the earliest of: (1) the date all of the registrable securities have been sold pursuant to the shelf registration statement; (2) the expiration of the holding period under Rule 144(k) under the Securities Act, or any successor provision; or (3) two years from the date the shelf registration statement is declared effective. We refer to each of the following as an effective failure: (1) the shelf registration statement ceases to be effective, or (2) we suspend the use of the prospectus or the holders are otherwise prevented or restricted by us from effecting sales pursuant to the shelf registration statement, and either continues for more than 30 days, whether or not consecutive, in any 90-day period, or for more than 90 days, whether or not consecutive, during any 12-month period.
Upon the occurrence of an effective failure, we will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. At October 31, 2007, the maximum potential additional amounts that could be required to be paid by us is approximately $1,520,000 for the two year period in which the shelf registration is required to be effective. At October 31, 2007, we, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies”, have concluded that it is not probable we will be required to pay additional amounts as a result of an effective failure.
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

Other Senior Notes
Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at October 31, 2007.
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
Subordinated Debt
In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. We have entered into a TRS for the benefit of these bonds that expires on September 15, 2008. Under this TRS, we receive a rate of 8.25% and pay the Security Industry and Financial Markets Association (“SIFMA”), formerly known as Bond Market Association (“BMA”), rate plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. We evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and have determined that the transfer does not qualify for sale accounting treatment principally because we have guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, we are the primary beneficiary of this VIE (see the “Variable Interest Entities” section of the MD&A) and the book value (which approximates amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
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
On July 13, 2005, Stapleton Land II, LLC, our consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided a combination of cash and notes receivable aggregating approximately $10,000,000 as collateral, which was recorded in the Consolidated Balance Sheets as of January 31, 2007. During the nine months ended October 31, 2007, the cash component was replaced as collateral by certain notes receivable owned by us. For the three and nine months ended October 31, 2007, we recorded approximately $164,000 and $558,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $485,000, respectively, is fee interest income and $-0- and $73,000, respectively, is interest income on the collateral. For the three and nine months ended October 31, 2006, we recorded $287,000 and $793,000, respectively, of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $164,000 and $486,000, respectively, is fee interest income and $123,000 and $307,000, respectively, is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At October 31, 2007, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. During 2006, the District withdrew $20,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures. During the three and nine months ended October 31, 2007, the District withdrew an additional $10,000,000 and $24,000,000, respectively, of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into TRS with a notional amount of $44,000,000. We receive a fixed rate of 8.5% and pay SIFMA plus a spread on the TRS related to the Converted Bonds. We determined the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. We have classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The fair value of the Converted Bonds was approximately $44,000,000 and $20,000,000, respectively, at October 31, 2007 and January 31, 2007. For the three and nine months ended October 31, 2007, we recorded $386,000 and $946,000, respectively, as a reduction of interest expense related to the $44,000,000 TRS in the Consolidated Statement of Earnings. For the three and nine months ended October 31, 2006, we recorded $102,000 and $135,000, respectively, as a reduction of interest expense related to the TRS in the Consolidated Statement of Earnings.
Other Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index (fixed at 2.85% through June 1, 2007), plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”). As of October 31, 2007, the DURA bonds have not been repurchased or remarketed.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $20,553,000 at October 31, 2007 and $15,090,000 at January 31, 2007 is recorded in other assets in the Consolidated Balance Sheets. For the three and nine months ended October 31, 2007, we reported interest income of approximately $1,204,000 and $5,463,000, respectively, related to the Fee in the Consolidated Statements of Earnings. For the three and nine months ended October 31, 2006, we reported interest income of approximately $1,081,000 and $3,798,000, respectively, related to the Fee in the Consolidated Statements of Earnings.

Also in May 2004, Stapleton Land, LLC entered into a TRS and an interest rate swap both with notional amounts of $75,000,000. Stapleton Land, LLC receives a rate of 6.3% and pays SIFMA plus 60 basis points on the TRS (Stapleton Land, LLC paid SIFMA plus 160 basis points for the initial first 6 months under this agreement). On the interest rate swap, Stapleton Land, LLC pays a rate of 2.85% and receives SIFMA. Stapleton Land, LLC does not hold the underlying borrowings on the TRS. The change in the fair value of the TRS is marked to market through earnings. The TRS matured during the nine months ended October 31, 2007. The fair value of the TRS at January 31, 2007 was approximately $255,000.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects. Stapleton Land, LLC has funded $5,991,000 of this commitment as of October 31, 2007.
Mortgage Financings
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
We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2007 and 2008. During the nine months ended October 31, 2007, we completed the following financings:

Purpose of Financing	Amount
(in thousands)

Loan extensions/additional fundings	$543,495

Development projects and acquisitions (1)	925,692

Refinancings	1,042,700

$2,511,887

(1)	$860,175 of the $925,692 relates to development projects and represents the full amount available to be drawn on the loan.
Interest Rate Exposure
At October 31, 2007, the composition of nonrecourse mortgage debt was as follows:

				Total
		Development		Weighted
	Operating	and Land		Average
	Properties	Projects	Total	Rate
		(dollars in thousands)
Fixed (1)	$3,859,821	$5,239	$3,865,060	6.08%

Varianle (2)

Taxable	1,176,134	448,757	1,624,891	6.73%

Tax-Exempt	593,917	60,975	654,892	4.25%

	$5,629,872	$514,971	$6,144,843	6.06%

Total commitment from lenders.		$1,384,826

(1)	Fixed rate debt of $3,865,060 as of October 31, 2007 includes $94,939 of Urban Development Action Grants (“UDAGs”) at 2.07%.

(2)	Taxable variable-rate debt of $1,624,891 and tax-exempt variable-rate debt of $654,892 as of October 31, 2007 is protected with swaps and caps described below.

To mitigate short-term variable-interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
11/01/07-02/01/08 (2)	$736,626	5.30%	$989,988	5.23%

02/01/08-02/01/09	771,053	5.90	689,690	5.43

02/01/09-02/01/10	585,358	5.53	888,432	5.21

02/01/10-02/01/11	73,500	5.00	687,081	5.44

(1)	Excludes the 10-year forward swaps discussed below.

(2)	These LIBOR-based hedges as of November 1, 2007 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2008.
Tax Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index, formerly known as Bond Market Association (“BMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
11/01/07-02/01/08	$266,558	5.83%

02/01/08-02/01/09	219,310	5.97

02/01/09-02/01/10	190,310	5.97

02/01/10-02/01/11	10,800	6.96
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.09% and has never exceeded 7.90%.
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of October 31, 2007 (dollars in thousands):
Forward Swaps

Property Accounted for under the
	Fully Consolidated Properties		Equity Method of Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate

2008	$97,050	5.77%	$—	—

2009	$—	—	$—	—

2010	$91,625	5.72%	$120,000	5.93%

Thereafter	$—	—	$—	—

(1)	As these forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.
     For the three and nine months ended October 31, 2007, we recorded $3,134,000 and $1,684,000, respectively, as interest expense related to our forward swaps in our Consolidated Statements of Earnings, which represents the decrease in fair value of the swap that did not qualify for hedge accounting. For the three and nine months ended October 31, 2006, we recorded $4,785,000 and $11,155,000, respectively, of interest expense related to our forward swaps in our Consolidated Statements of Earnings, which represents the decrease in fair value of the four swaps that did not qualify for hedge accounting.

Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2007, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $3,491,000 at October 31, 2007. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,778,000 at October 31, 2007. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time we and/or certain of our joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate. Additionally, we and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At October 31, 2007, the aggregate notional amount of TRS in which we and the Joint Ventures have an interest is approximately $336,450,000. The fair value of such contracts is immaterial at October 31, 2007 and January 31, 2007. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. While the bonds that have TRS have bond maturities that are generally greater than 20 years in duration, our TRS structures are generally no more than 5 years in duration. We treat TRS debt as maturing in the year the TRS expires.
Cash Flows
Operating Activities
Net cash provided by operating activities was $116,651,000 for the nine months ended October 31, 2007. Net cash provided by operating activities was $206,864,000 for the nine months ended October 31, 2006. The decrease in net cash provided by operating activities in the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006 of $90,213,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$51,725

Decrease in interest and other income received	(1,934)

Decrease in cash distributions from unconsolidated entities	(10,978)

Decrease in proceeds from land sales — Land Development Group	(11,631)

Decrease in proceeds from land sales — Commercial Group	(113)

Decrease in land development expenditures	19,219

Increase in operating expenditures	(111,218)

Increase in interest paid	(25,283)

Net decrease in cash provided by operating activities	$(90,213)

Investing Activities
Net cash used in investing activities was $753,055,000 and $682,920,000 for the nine months ended October 31, 2007 and 2006, respectively.
The net cash used in investing activities consisted of the following:

	Nine Months Ended October 31,
	2007	2006
	(in thousands)
Capital expenditures*	$(992,538)	$(744,588)

Payment of lease procurement costs and other assets	(72,675)	(42,372)

(Increase) decrease in restricted cash used for capital expenditures and other investing activities:

Victoria Gardens, a retail center in Rancho Cucamonga, California	19,509	(12,624)

Investment in a development opportunity in Ardsley, New York	15,000	(15,000)

Ridge Hill, a retail center in Yonkers, New York	4,331	(3,059)

Tower City Infocom Center, an office building in Cleveland, Ohio	3,492	(6,851)

Tangerine Crossing, a land development project in Tucson, Arizona	3,269	(5,063)

Atlantic Yards, a commercial development project in Brooklyn, New York	1,419	7,590

New York Times, an office building in Manhattan, New York	(15,033)	—

Knight Ridder Building at Fairmont Plaza, an office buildilng in San Jose, California	(1,304)	(250)

Johns Hopkins - 855 North Wolfe Street, a commercial development project in East Baltimore, Maryland	—	(5,788)

Sale proceeds released from escrow for current acquisitions or (placed in) escrow for future acquisitions:

Mount Vernon Square, an apartment complex in Alexandria, Virginia	51,943	(6,288)

Battery Park City, a specialty retail center in Manhattan, New York	25,125	(29,994)

Sterling Glen of Stamford, a supported-living community in Stamford, Connecticut	(8,460)	—

Embassy Suites, a hotel in Manhattan, New York, which were deposited in the third quarter of 2006	610	(13,052)

Providence at Palm Harbor, an apartment complex in Tampa, Florida, which were released in the fourth quarter of 2006	—	(7,250)

Other	(9,974)	708

Subtotal	$89,927	$(96,921)

Proceeds from disposition of rental properties and a development project:

Six Sterling Glen supported-living communities	$187,468	$—

Landings of Brentwood, an apartment complex in Nashville, Tennessee	67,756	—

Sterling Glen of Roslyn, a development project in Roslyn, New York	34,717	—

Embassy Suites, a hotel in Manhattan, New York	—	133,458

Hilton Times Square, a hotel in Manhattan, New York	—	120,400

Battery Park City, a specialty retail center in Manhattan, New York	—	29,994

Providence at Palm Harbor, an apartment complex in Tampa, Florida	—	7,250

G Street, a retail center in Philadelphia, Pennsylvania	—	805

Other	751	—

Subtotal	$290,692	$291,907

*Capital expenditures were financed as follows:

New nonrecourse mortgage indebtedness	$869,019	$343,039

Portion of proceeds from disposition of rental properties and a development project including release of investing escrows	123,519	241,611

Cash provided by operating activities	—	159,938

Total Capital Expenditures	$992,538	$744,588

Investing Activities (continued)

	Nine Months Ended October 31,
	2007	2006
	(in thousands)
Land Development:

Mesa De Sol, an unconsolidated project in Covington, New Mexico	$(8,810)	$(15,129)

Central Station, an unconsolidated project in Chicago, Illinois	—	(3,776)

Residential Projects:

Fort Lincoln III & IV, primarily refinancning proceeds from an unconsolidated apartment complex in Washington, D.C.	5,284	—

Hamptons, primarily refinancing proceeds from an unconsolidated apartment complex in Beachwood, Ohio	7,899	—

Mercury, an unconsolidated condominium development project in Los Angeles, California	(5,166)	(2,765)

Met Lofts, an unconsolidated apartment complex in Los Angeles, California	(1,337)	—

Air Force Academy, an unconsolidated military housing project in Colorado Springs, Colorado	(1,817)	—

Uptown Apartments, an unconsolidated apartment complex under construction in Oakland, California	2,249	(3,539)

1100 Wilshire, an unconsolidated condominium development project in Los Angeles, California	—	(1,567)

New York City Projects:

East River Plaza, an unconsolidated development project in Manhattan, New York	(6,495)	(9,614)

The Nets, a National Basketball Association franchise	(25,083)	—

Commercial Projects:

Bulletin Building, primarily refinancing proceeds from an unconsolidated office building in San Francisco, California	8,648	—

Charleston Town Center, primarily refinancing proceeds from an unconsolidated regional mall in Charleston, West Virginia	21,676	—

San Francisco Centre-Emporium, primarily refinancing proceeds for the nine months ended October 31, 2007 and acquisition of the unconsolidated regional mall in San Francisco, California, during the nine months ended October 31, 2006	15,804	(29,393)

Summit at Lehigh Valley, an unconsolidated retail development project in Bethlehem Township, Pennsylvania	(5,694)	(4,785)

Village at Gulfstream Park, an unconsolidated retail development project in Hallendale, Florida	(9,841)	(5,132)

Waterfront, an unconsolidated mixed-use development project in Washington, D.C.	(27,420)	(1,535)

Wiregrass Ranch, an unconsolidated retail development project in Tampa, Florida	(11,761)	(1,140)

Metreon, an unconsolidated retail commercial acquisition in San Francisco, California	—	(20,000)

Dispositions:

Midtown Plaza, an unconsolidated retail center in Parma, Ohio	—	6,944

Other net (advances) returns of investment of equity method investments and other advances to affiliates	(26,597)	485

Subtotal	(68,461)	(90,946)

Net cash used in investing activities	$(753,055)	$(682,920)

Financing Activities
Net cash provided by financing activities was $719,626,000 and $395,893,000 for the nine months ended October 31, 2007 and 2006, respectively.
Net cash provided by financing activities consisted of the following:

	Nine Months Ended October 31,
	2007	2006
	(in thousands)
Proceeds from issuance of Puttable Equity-Linked Senior Notes	$—	$287,500

Payment of Puttable Equity-Linked Senior Notes issuance costs	—	(6,755)

Payment of purchased call option transaction	—	(45,885)

Proceeds from warrant transaction	—	28,923

Borrowings on bank revolving credit facility	465,000	285,000

Payments on bank revolving credit facility	(465,000)	(367,500)

Proceeds from nonrecourse mortgage debt	1,643,003	684,532

Principal payments on nonrecourse mortgage debt	(784,271)	(406,121)

Net increase (decrease) in notes payable	(8,037)	(57,797)

(Increase) decrease in restricted cash:

Uptown Apartments , a residential project under construction in Oakland, California	—	19,562

Stapleton , a mixed-use development project in Denver, Colorado	6,000	—

Sky55 , an apartment complex in Chicago, Illinois	4,280	12,686

Sterling Glen of Roslyn , a supported-living community under construction in Roslyn, New York, sold in July 2007	2,781	14,810

1251 S. Michigan , an apartment complex in Chicago, Illinois	1,642	4,910

Edgeworth Building , an office building in Richmond, Virginia	1,015	(4,707)

Lenox Club , an apartment complex in Arlington, Virginia	843	5,066

Lucky Strike , an apartment complex in Richmond, Virginia	(5,295)	(2,457)

Metro 417 , an apartment complex in Los Angeles, California	(5,030)	—

New York Times , an office building in Manhattan, New York	(4,559)	—

100 Landsdowne , an apartment complex in Cambridge, Massuchesetts	(1,151)	3,000

Chase Financial Tower, an office building in Cleveland, Ohio	(150)	7,663

Lenox Park , an apartment complex in Silver Spring, Maryland	—	4,550

Consolidated-Carolina , an apartment complex in Richmond, Virginia	—	3,170

Stapleton Medical Office Building , in Denver, Colorado	—	(2,000)

Other	(430)	(2,626)

(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(5,883)	11,630

Payment of deferred financing costs	(32,033)	(23,314)

Purchase of treasury stock related to Puttable Equity-Linked Senior Notes	—	(24,962)

Purchase of other treasury stock	(3,138)	(966)

Exercise of stock options	7,062	2,769

Distribution of accumulated equity to minority partners ($23,689 of which was paid to Bruce C. Ratner, Director)	(41,202)	—

Dividends paid to shareholders	(22,558)	(19,385)

Decrease in minority interest ($21,972 of which was paid to Bruce C. Ratner, Director)	(33,263)	(15,403)

Net cash provided by financing activities	$719,626	$395,893

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
DIVIDENDS
We pay quarterly cash dividends on shares of Class A and Class B common stock. The first quarterly dividend of $.07 per share on both Class A and Class B common stock was declared on March 22, 2007 and was paid on June 15, 2007 to shareholders of record at the close of business on June 1, 2007. The second quarterly cash dividend of $.08 per share (representing a 14.0% increase over the first quarter’s dividend) on both Class A and Class B common stock was declared on June 21, 2007 and was paid on September 18, 2007 to shareholders of record at the close of business on September 4, 2007. The third quarterly dividend of $.08 per share on both Class A and Class B common stock was declared on September 26, 2007 and will be paid on December 17, 2007 to shareholders of record at the close of business on December 3, 2007. The fourth quarterly dividend is expected to be declared at the quarterly Board Meeting on December 14, 2007.

NEW ACCOUNTING STANDARDS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact SFAS No. 141(R) will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB No. 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact SFAS No. 160 will have on our consolidated financial statements.
On August 31, 2007, the FASB issued proposed FASB Staff Position (“FSP”) No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” that, if issued, would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. If issued in its current form, the proposed FSP would require that the initial debt proceeds from the sale of a company’s convertible debt instrument be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and is expected to require retrospective application. We are currently assessing the impact this proposed FSP will have on our consolidated financial statements.
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
In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP replaces certain terms in FIN No. 39 with “derivative instruments” (as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007 and requires retrospective application. The application of this FSP is not expected to have a material impact on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements. On November 14, 2007, the FASB affirmed its vote against a blanket deferral of SFAS No. 157. However, the FASB authorized its staff to draft a proposed Staff Position (FSP) that would partially defer the effective date of SFAS No. 157 for one year for those nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The proposed FSP will not defer recognition and disclosure requirements for financial assets and liabilities or for nonfinancial assets and liabilities that are remeasured at least annually.

VARIABLE INTEREST ENTITIES
As of October 31, 2007, we determined that we are the primary beneficiary under FIN No. 46(R) of 29 VIEs representing 17 properties (18 VIEs representing 8 properties in Residential Group, 9 VIEs representing 7 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). As of October 31, 2007, we held variable interests in 41 VIEs for which we are not the primary beneficiary. As of October 31, 2007, the maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $98,000,000. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and a professional sports team.
SUBSEQUENT EVENT
On December 5, 2007, we sold our interest in the 210-room hotel at University Park at MIT, an unconsolidated hotel located in Cambridge, Massachusetts, for an approximate gain of $12,000,000.
On November 20, 2007, an unconsolidated entity of ours acquired 2,986 military family housing units in the U.S. Navy's Northwest Region.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2007 and other factors that might cause differences, some of which could be material, include, but are not limited to, general real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the effect of economic and market conditions on a nationwide basis as well as in our primary markets, downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or insolvency of tenants, dependence on rental income from real property, reliance on major tenants, the impact of terrorist acts, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility, the level and volatility of interest rates, the continued availability of tax-exempt government financing, conflicts of interest, risks associated with developing and managing properties in partnership with others, effects of uninsured losses, environmental liabilities, risks associated with an investment in and operation of a professional sports franchise, the ability to maintain effective internal controls, compliance with governmental regulations, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate risk. At October 31, 2007, our outstanding variable-rate debt portfolio consisted of $1,624,891,000 of taxable debt (which includes $-0- related to the bank revolving credit facility) and $654,892,000 of tax-exempt variable-rate debt. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)

11/01/07-02/01/08 (2)	$736,626	5.30%	$989,988	5.23%

02/01/08-02/01/09	771,053	5.90	689,690	5.43

02/01/09-02/01/10	585,358	5.53	888,432	5.21

02/01/10-02/01/11	73,500	5.00	687,081	5.44

(1)	Excludes the 10-year forward swaps discussed below.

(2)	These LIBOR-based hedges as of November 1, 2007 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2008.
Tax Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index, formerly known as Bond Market Association (“BMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)

11/01/07-02/01/08	$266,558	5.83%

02/01/08-02/01/09	219,310	5.97

02/01/09-02/01/10	190,310	5.97

02/01/10-02/01/11	10,800	6.96
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.09% and has never exceeded 7.90%.
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of October 31, 2007 (dollars in thousands):
Forward Swaps

Property Accounted for
under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate

2008	$97,050	5.77%	$—	—

2009	$—	—	$—	—

2010	$91,625	5.72%	$120,000	5.93%

Thereafter	$—	—	$—	—

(1)	As these forward swaps have been designated and qualified as cash flow hedges under SFAS No. 133, our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.

For the three and nine months ended October 31, 2007, we recorded $3,134,000 and $1,684,000, respectively, as interest expense related to our forward swaps in our Consolidated Statements of Earnings, which represents the decrease in fair value of the swap that did not qualify for hedge accounting. For the three and nine months ended October 31, 2006, we recorded $4,785,000 and $11,155,000, respectively, of interest expense related to our forward swaps in our Consolidated Statements of Earnings, which represents the decrease in fair value of the four swaps that did not qualify for hedge accounting.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At October 31 and January 31, 2007, interest rate caps and swaptions were reported at fair value of approximately $907,000 and $2,372,000, respectively, in other assets in the Consolidated Balance Sheets. At October 31 and January 31, 2007, interest rate swap agreements, which had a negative fair value of approximately $44,867,000 and $21,961,000, respectively, (which includes the 10-year forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At October 31 and January 31, 2007, interest rate swap agreements, which had a positive fair value of approximately $1,956,000 and $6,059,000, respectively, were included in other assets in the Consolidated Balance Sheets. Included in the fair value of the interest rate swap agreements at January 31, 2007, is a TRS held by Stapleton Land, LLC. Stapleton Land, LLC does not hold the underlying borrowings on this TRS and the change in the fair value is marked to market through earnings. The TRS matured during the nine months ended October 31, 2007. The fair value of the TRS at January 31, 2007 was approximately $255,000.
We estimate the fair value of our debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at October 31, 2007 was $4,751,960,000 compared to an estimated fair value of $4,700,689,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $4,966,430,000 at October 31, 2007.
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
October 31, 2007

	Expected Maturity Date
	Year Ending January 31,
								Fair
							Total	Market
						Period	Outstanding	Value
Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	10/31/2007	10/31/2007
	(dollars in thousands)

Fixed:

Fixed-rate debt	$89,086	$70,728	$326,096	$170,870	$357,749	$2,850,531	$3,865,060	$3,807,108

Weighted average interest rate	6.77%	6.50%	6.92%	6.80%	7.10%	5.78%	6.08%

Senior & subordinated debt (1)	—	—	—	20,400	287,500	579,000	886,900	893,581 (2)

Weighted average interest rate	—	—	—	8.25%	3.63%	7.30%	6.13%

Total Fixed-Rate Debt	89,086	70,728	326,096	191,270	645,249	3,429,531	4,751,960	4,700,689

Variable:

Variable-rate debt	417,043	274,941	103,800	125,225	4,691	699,191	1,624,891	1,624,891

Weighted average interest rate	7.14%	7.09%	7.30%	6.38%	6.15%	6.33%	6.73%

Tax-exempt	86,489	69,035	134,765	59,989	72,590	232,024	654,892	654,892

Weighted average interest rate	4.96%	3.69%	3.82%	4.22%	4.05%	4.48%	4.25%

Bank revolving credit facility (1)	—	—	—	—	—	—	—	—

Weighted average interest rate	—	—	—	—	—	—	—

Total Variable-Rate Debt	503,532	343,976	238,565	185,214	77,281	931,215	2,279,783	2,279,783

Total Long-Term Debt	$592,618	$414,704	$564,661	$376,484	$722,530	$4,360,746	$7,031,743	$6,980,472

Weighted average interest rate	6.76%	6.42%	6.25%	6.33%	5.41%	6.00%	6.07%

(1)	Represents recourse debt.

(2)	Includes the equity portion of the 3.625% puttable equity-linked senior notes that is tied to our stock price.

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

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or furnishes under the Securities Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2007.
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc., effective as of June 20, 2006, incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

3.5	-	Code of Regulations as amended June 15, 2006, incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

4.1	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.2	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.3	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.4	-	Indenture, dated as of October 10, 2006, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2011, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

9.1	-	Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner, incorporated by reference to Exhibit 9.1 to the Company’s Form10-K for the year ended January 31, 2007 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.16	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.17	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.18	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.19	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.20	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.21	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.22	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.24	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.25	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.26	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, by the Company and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.27	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.28	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, by the Company and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.29	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.30	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.31	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.32	-	Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.33	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.34	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005(File No. 1-4372).

+10.35	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.36	-	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

+10.37	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.38	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.39	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, by the Company and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.40	-	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

+10.41	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.42	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2005
(File No. 1-4372).

+10.43	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Pension Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2005
(File No. 1-4372).

+10.44	-	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended January 31, 2006 (File No. 1-4372).

10.45	-	Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner, incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

+10.46	-	Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.47	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.48	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006
(File No. 1-4372).

+10.49	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006
(File No. 1-4372).

+10.50	-	Amendment No. 2 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 3, 2007 (Registration No. 333-122172).

10.51	-	Amended and Restated Credit Agreement by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2007 (File No. 1-4372).

10.52	-	Amended and Restated Guaranty of Payment of Debt by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 12, 2007 (File No. 1-4372).

10.53	-	Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date: December 6, 2007	/s/ THOMAS G. SMITH Thomas G. Smith
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: December 6, 2007	/s/ LINDA M. KANE

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