Form 10-K
period 2008-01-31
FOREST CITY ENTERPRISES INC
filed 2008-03-31
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008

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
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,907,599,690.
The number of shares of registrant’s common stock outstanding on March 27, 2008 was 78,796,966 and 24,143,114 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008 are incorporated by reference into Part III to the extent described herein.

Forest City Enterprises, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended January 31, 2008

		Page

PART I

Item 1.	Business	2
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	15
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
	Executive Officers of the Registrant	29

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	75
Item 8.	Financial Statements and Supplementary Data	79
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	133
Item 9A.	Controls and Procedures	133
Item 9B.	Other Information	135

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	135
Item 11.	Executive Compensation	135
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	135
Item 13.	Certain Relationships and Related Transactions, and Director Independence	135
Item 14.	Principal Accountant Fees and Services	135

PART IV

Item 15.	Exhibits and Financial Statements Schedules	136
	Signatures	145
EX-10.21
EX-10.33
EX-10.56
EX-10.59
EX-10.60
EX-21
EX-23
EX-24A
EX-24B
EX-24C
EX-24D
EX-24E
EX-24F
EX-24G
EX-24H
EX-24I
EX-24J
EX-24K
EX-24L
EX-24M
EX-24N
EX-24O
EX-31.1
EX-31.2
EX-32.1

PART I
Item 1. Business
Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) is principally engaged in the ownership, development, management and acquisition of commercial and residential real estate properties in 27 states and the District of Columbia. At January 31, 2008, the Company had approximately $10 billion in consolidated assets, of which approximately $9.2 billion was invested in real estate, at cost. The Company’s core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington, D.C./Baltimore metropolitan area, Chicago and the state of California. The Company has offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters in Cleveland, Ohio. The Company’s portfolio of real estate assets is diversified both geographically and among property types.
The Company operates through three primary strategic business units:
•
Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects.

•
Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, it develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing.

•
Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.

The Company has centralized the capital management, financial reporting and certain administrative functions of its business units. In most other respects, the strategic business units operate autonomously, with the Commercial Group and Residential Group each having their own development, acquisition, leasing, property and financial management functions. The Company believes this structure enables its employees to focus their expertise and to exercise the independent leadership, creativity and entrepreneurial skills appropriate for their particular business segment.
Segments of Business
The Company currently has five segments: Commercial Group, Residential Group, Land Development Group, the New Jersey Nets (the “Nets”) and Corporate Activities. Financial information about industry segments required by this item is included in Item 8 - Financial Statements and Supplementary Data, pages 117-119, Note L - Segment Information.
Commercial Group
The Company has developed and/or acquired retail projects for more than 50 years and office and mixed-use projects for more than 30 years. The Commercial Group owns a diverse portfolio in both urban and suburban locations in 16 states. The Commercial Group targets densely populated markets where it uses its expertise to develop complex projects, often employing public and/or private partnerships. As of January 31, 2008, the Commercial Group owned interests in 96 completed properties, including 44 retail properties (approximately 12.8 million gross leasable square feet), 47 office properties (approximately 13.1 million gross leasable square feet) and 5 hotels (1,823 rooms).
The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail centers, entertainment-based centers, community centers and power centers (collectively, “specialty retail centers”). As of January 31, 2008, the Commercial Group’s retail portfolio consisted of 19 regional malls (5 under construction) with gross leasable area (“GLA”) of 9.1 million square feet and 32 specialty retail centers (2 under construction) with a total GLA of 7.2 million square feet.
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

In its office development activities, the Company is primarily a build-to-suit developer that works with tenants to meet their requirements. The Company’s office development has focused primarily on mixed-use projects in urban developments, often built in conjunction with hotels and/or retail centers or as part of a major office or life science campus. As a result of this focus on urban developments, the Company continues to concentrate future office and mixed-use developments largely in the New York City, Boston, Chicago, Washington, D.C., Albuquerque and Denver metropolitan areas.
Residential Group
The Company’s Residential Group owns, develops, acquires, leases and manages residential rental properties in 20 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in Northeast Ohio and gradually expanding nationally. Its residential portfolio includes middle-market apartments, upscale urban properties and adaptive re-use developments. The Residential Group develops for-sale condominium projects and also owns, develops and manages military family housing. Additionally, the Company also owns a select number of supported-living facilities.
At January 31, 2008, the Residential Group’s operating portfolio consisted of 31,891 units in 116 properties in which Forest City has an ownership interest. In addition, the Company owns a residual interest in and manages 8 properties containing 1,260 units of syndicated senior citizen subsidized housing.
Land Development Group
The Company has been in the land development business since the 1930s. The Land Development Group acquires and sells raw land and sells fully-entitled developed lots to residential, commercial and industrial customers. The Land Development Group also owns and develops raw land into master-planned communities, mixed-use projects and other residential developments. As of January 31, 2008, the Company owned approximately 10,497 acres of undeveloped land for these commercial and residential development purposes. The Company has an option to purchase 1,533 acres of developable land at its Stapleton project in Denver, Colorado, and 5,824 acres of developable land at its Mesa del Sol project in Albuquerque, New Mexico. The Company has land development projects in 11 states.
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
As of the end of fiscal 2007, the Company had purchased 1,402 acres at Stapleton, leaving a balance of 1,533 acres that may be acquired through an option held by the Company for additional development over the course of the next 8 years. Over and above the developable land that may be purchased through an option held by the Company, 1,116 acres of Stapleton are reserved for regional parks and open space, of which 604 acres is under development or has been completed. Aside from land sales activities, Stapleton currently has over 2,000,000 square feet of retail space, approximately 186,000 square feet of office space and 484 apartment units in place.
Additionally, as of the end of fiscal 2007, the Company had purchased 3,082 acres at Mesa del Sol, leaving a balance of 5,824 acres to be acquired for additional development over the course of the next 25 to 50 years. Aside from land sales activities, Mesa del Sol currently has 88,000 square feet of office space in place, which is included in the Commercial Group segment.
In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds and related costs from such land sales are included in the revenues and expenses of such groups.
The Nets
On August 16, 2004 the Company purchased an ownership interest in the Nets, a franchise of the National Basketball Association (“NBA”). The Company accounts for its investment on the equity method of accounting. Although the Company has an ownership interest of approximately 21% in the Nets, the Company currently recognized approximately 25%, 17% and 31% of the net loss for the years ended January 31, 2008, 2007 and 2006, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets.
The purchase of the interest in the Nets was the first step in the Company’s efforts to pursue development projects, which include a new entertainment arena complex and adjacent urban developments combining housing, offices, shops and public open space. The Nets segment is primarily comprised of and reports on the sports operations of the basketball team.

Competition
The real estate industry is highly competitive in many of the markets in which the Company operates. Competition could over-saturate any market; as a result, the Company may not have sufficient cash to meet the debt service requirements on certain of its properties. Although the Company may attempt to negotiate a restructuring with the mortgagee, it may not be successful, which could cause a property to be transferred to the mortgagee.
There are numerous other developers, managers and owners of commercial and residential real estate and land that compete with us nationally, regionally and/or locally, some of whom may have greater financial resources. They compete with the Company for management and leasing revenues, land for development, properties for acquisition and disposition, anchor stores and tenants for properties. The Company may not be able to successfully compete in these areas.
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
In addition to real estate competition, the Company faces competition related to the operation of the Nets, a professional sports franchise. Specifically, the Nets are in competition with other major league sports, college athletics and other sports-related and non-sports related entertainment. If the Company is not able to successfully manage this risk, it may incur its share of operating losses, which are allocated to each member based on an analysis of the respective members’ net book equity assuming a sale of the assets at depreciated historical cost at the end of the accounting period without regard to unrealized appreciation (if any) in the value of the Nets.
Number of Employees
The Company had 3,957 employees as of January 31, 2008, of which 3,332 were full-time and 625 were part-time.
Available Information
Forest City Enterprises, Inc. is an Ohio corporation and its executive offices are located at Suite 1100, 50 Public Square, Cleveland, Ohio 44113. The Company makes available, free of charge, on its website at www.forestcity.net, its annual, quarterly and current reports, including amendments to such reports, as soon as practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”). The Company’s SEC filings can also be obtained from the SEC website at www.sec.gov. The Company’s filings can be read and copied at the SEC’s Public Reference Room office at 100 F Street N.E., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330.
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
•	Increases in interest rates;

•	The continued tightening of the availability of credit;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	An increase in supply of our property types in our primary markets;

•
A continuation of terrorist activities or other acts of violence or war in the United States of America or abroad or the occurrence of such activities or acts that impact properties in our real estate portfolios or that may impact the general economy;

•	Continuation or escalation of tensions in the Middle East;

•	Declines in consumer spending during an economic recession that adversely affect our revenue from our retail centers;

•	Further declines in housing markets that adversely affect our revenue from our land segment; and

•
The adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.

If any of the foregoing risks were to occur or continue, our business could be adversely impacted. There is a particular concern for the real estate industry with a continued deterioration of the economic conditions that the nation has recently experienced. There have been significant declines in housing markets across the United States, widespread problems in the sub-prime mortgage industry and a significant tightening of the credit markets, all of which have had a negative impact on the national economy, affecting consumer confidence and spending. There is considerable debate whether the United States economy is headed for, or already in, a recession. If this downturn in the national economy were to continue, or worsen, the value of our properties, as well as the income we receive from our properties could be adversely affected.
In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:
•	Adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;

•	Opposition from local community or political groups with respect to development, construction or operations at a particular site;

•	Our inability to provide adequate management and maintenance;

•	The investigation, removal or remediation of hazardous materials or toxic substances at a site;

•	Our inability to collect rent or other receivables;

•	An increase in operating costs;

•	Introduction of a competitor’s property in or in close proximity to one of our current markets;

•	Underinsured or uninsured natural disasters, such as earthquakes, floods or hurricanes; and

•	Our inability to obtain adequate insurance.
The occurrence of one or more of the above risks could result in significant delays or unexpected expenses. If any of these occur, we may not achieve our projected returns on our properties and we could lose some or all of our investments in those properties.
We are Subject to Real Estate Development Risks
In addition to the risks described above, which could also potentially impact development projects, our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:
•	An inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

•	Construction delays or cost overruns, either of which may increase project development costs;

•	An increase in commodity costs;

•	An inability to obtain zoning, occupancy and other required governmental permits and authorizations;

•	An inability to secure tenants or anchors necessary to support the project;

•	Failure to achieve or sustain anticipated occupancy or sales levels; and

•	Threatened or pending litigation.
If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct and lease-up a development property has increased substantially, which could adversely impact our projected returns or result in a termination of the development project.
In the past, we have elected not to proceed, or have been prevented from proceeding, with specific development projects, and we anticipate that this may occur again from time to time in the future. A development project may be delayed or terminated because a project partner or prospective anchor withdraws or a third party challenges our entitlements or public financing.
We periodically serve as either the construction manager or the general contractor for our development projects. The construction of real estate projects entails unique risks, including risks that the project will fail to conform to building plans, specifications and timetables. These failures could be caused by labor strikes, weather, government regulations and other conditions beyond our control. In addition, we may become liable for injuries and accidents occurring during the construction process that are not insured.
In the construction of new projects, we generally guarantee the lender of the construction loan the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time, we guarantee our construction obligations to a major tenant. These types of guarantees are released upon completion of the project, as defined. We may have significant expenditures in the future in order to comply with our lien-free completion obligations.
Examples of projects that face these and other development risks include the following:
•
Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, a long-term $4.0 billion mixed-use project in downtown Brooklyn expected to feature an 850,000 square foot sports and entertainment arena for the Nets basketball team, a franchise of the NBA. The acquisition and development of Brooklyn Atlantic Yards has been formally approved by the required state governmental authorities but final documentation of the transactions are subject to the completion of negotiations with local and state governmental authorities, including negotiation of the applicable development documentation and public subsidies. Condemnation of some of the land has commenced for the potential removal, remediation or other activities to address environmental contamination at, on, under or emanating to or from the land. There are also various lawsuits filed challenging the approval process and use of eminent domain which may not be resolved in our favor resulting in Brooklyn Atlantic Yards not being developed with the features we anticipate. There is also the potential for increased costs and delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) our inability to obtain tax-exempt financing or the availability of financing or public subsidies, (iv) increasing rates for financings, and (v) other potential litigation seeking to enjoin or prevent the project for which there may not be insurance coverage. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of the Nets to the planned arena. The arena itself (and its plans) along with any movement of the team is subject to approval by the NBA, which we may not receive. If any of the foregoing risks were to occur, we may not be able to develop Brooklyn Atlantic Yards to the extent intended or at all. Even if we are able to continue with the development, we would likely not be able to do so as quickly as originally planned.

•
Military Family Housing. We have formed various partnerships, primarily with the United States Department of the Navy, to engage in the ownership, redevelopment and operation of United States Navy and United States Marine Corps military family housing communities. We have also formed a joint venture partnership to redevelop and operate, under a ground lease, United States Air Force military family communities. These military family communities, comprising approximately 11,000 housing units, are located primarily on the islands of Oahu and Kauai, Hawaii; Chicago, Illinois; Seattle, Washington; and Colorado Springs, Colorado. The number of military personnel stationed in these areas could be affected by future Defense Base Closure and Realignment Commission decisions. In addition, our partnerships are at risk that future federal appropriations for Basic Allowance for Housing (“BAH”) and local market adjustments to BAH do not keep pace with increases in property taxes, utilities and other operating expenses for the partnerships. We are also subject to the risk of competition from other local housing options available to the military personnel. We have limited experience in projects of this type, and we cannot assure you we will be able to complete them successfully.

•
For-Sale Condominiums. We are engaged in the development of condominiums in selected markets. Current condominium projects include 1100 Wilshire and Mercury, both previously unfinished office buildings in Los Angeles, California, and Central Station in Chicago, Illinois. While we have previously developed for-sale condominium projects with partners, we are developing some of these projects during a housing downturn without the development assistance of one or more partners. We may not be able to sell the units at the projected sales prices for a number of reasons, including, without limitation, a rise in interest rates, continued softening of the housing market and the inability of prospective buyers to secure financing.
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
Vacancies in Our Properties May Adversely Affect Our Results of Operations and Cash Flows
Our results of operations and cash flows may be adversely affected if we are unable to continue leasing a significant portion of our commercial and residential real estate portfolio. We depend on commercial and residential tenants in order to collect rents and other charges. The current economic downturn has impacted our tenants on many levels. The downturn has been particularly hard on commercial tenants, many of whom have announced store closings and scaled backed growth plans. If we are unable to sustain historical occupancy levels in our real estate portfolio, our cash flows and results of operations could be adversely affected. Our ability to sustain our current and historical occupancy levels also depends on many other factors that are discussed elsewhere in this section.
A Downturn in the Housing Market May Adversely Affect Our Results of Operations and Cash Flows
The United States has experienced a dramatic downturn in the residential real estate markets resulting in a decline in both the demand for, and price of, housing. We depend on homebuilders and condominium builders and buyers, which have been significantly and adversely impacted by the housing downturn, to continue buying our land held for sale. We do not know how long the downturn in the housing market will last or if we will ever see a return to previous conditions, but our ability to sustain our historical sales levels of land depends in part on the strength of the housing market and will continue to suffer until conditions improve. Our failure to successfully sell our land held for sale on favorable terms would adversely affect our results of operations and cash flows and could result in a write-down in the value of our land due to impairment.
Our Properties and Businesses Face Significant Competition
The real estate industry is highly competitive in many of the markets in which we operate. Competition could over-saturate any market, as a result of which we may not have sufficient cash to meet the nonrecourse debt service requirements on certain of our properties. Although we may attempt to negotiate a restructuring with the mortgagee, we may not be successful, which could cause a property to be transferred to the mortgagee.

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
We May Be Unable to Sell Properties to Avoid Losses or to Reposition Our Portfolio
Because real estate investments are relatively illiquid, we may be unable to dispose of underperforming properties and may be unable to reposition our portfolio in response to changes in regional or local real estate markets. As a result, we may incur operating losses from some of our properties and may have to write-down the value of some properties due to impairment.
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
Based on tenants with net base rent of greater than 2% of total net base rent as of January 31, 2008, our five largest office tenants by leased square feet were the City of New York, Millennium Pharmaceuticals Inc., the U.S. Government, Morgan Stanley & Co. and Securities Industry Automation Corp. and Bear Stearns is our tenth largest tenant. Based on tenants with net base rent of greater than 1% of total net base rent as of January 31, 2008, our five largest retail tenants by leased square feet were Bass Pro Shops, Inc., AMC Entertainment Inc., Regal Entertainment Group, The Gap and TJX Companies.
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
We May Be Negatively Impacted by International Activities
While our international activities are currently limited in scope and generally focused on evaluating various international opportunities, we may expand our international efforts subjecting us to risks that could have an adverse effect on the projected returns on the international projects or our overall results of operations. We have limited experience in dealing with foreign economies or cultures, changes in political environments or changes in exchange rates for foreign currencies. In addition, international activities would subject us to a wide variety of local laws and regulations governing these foreign properties with which we have no prior experience. We may experience difficulties in managing international properties, including the ability to successfully integrate these properties into our business operations and the ambiguities that arise when dealing with foreign cultures. Each of these factors may adversely affect our projected returns on foreign investments, which could in turn have an adverse effect on our results of operations.

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
We Have Limited Experience Participating in the Operation and Management of a Professional Basketball Team, and Future Losses Are Expected for the Nets
On August 16, 2004, we purchased a legal ownership interest in the Nets. This interest is reported on the equity method of accounting and as a separate segment. The purchase of the interest in the Nets was the first step in our efforts to pursue development projects at Brooklyn Atlantic Yards, which are expected to include a new entertainment arena complex and adjacent developments combining housing, offices, shops and public open space. The relocation of the Nets is, among other items, subject to various approvals by the NBA, and we cannot assure you we will receive these approvals on a timely basis or at all. If we are unable to or delayed in moving the Nets to Brooklyn, we may be unable to achieve our projected returns on the related development projects, which could result in a delay in the return of, termination of, or losses on our investment. The Nets are currently operating at a loss and are projected to continue to operate at a loss at least as long as they remain in New Jersey. Such operating losses will need to be funded by the contribution of equity. Even if we are able to relocate the Nets to Brooklyn, there can be no assurance that the Nets will be profitable in the future. Losses are allocated to each member of the limited liability company that owns the Nets based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of each accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. Therefore, losses allocated to us may exceed our legal ownership interest and may be significant.
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
At March 1, 2008, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 77.9% of the Class B common stock. RMS, Limited Partnership (“RMS LP”), which owned 77.5% of the Class B common stock, is a limited partnership, comprised of interests of these families, with eight individual general partners, currently consisting of:
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
Joan K. Shafran is the sister of Joseph Shafran. Charles A. Ratner, James A. Ratner, Executive Vice President of Forest City and a Director, and Ronald A. Ratner are brothers. Albert B. Ratner, Co-Chairman of our Board of Directors, is the father of Brian J. Ratner and Deborah Ratner Salzberg and is first cousin to Charles A. Ratner, James A. Ratner, Ronald A. Ratner, Joan K. Shafran, Joseph Shafran and Bruce C. Ratner, Executive Vice President of Forest City and a Director. Samuel H. Miller was married to Ruth Ratner Miller (now deceased), a sister of Albert B. Ratner, and is the father of Abraham Miller. General partners holding 60% of the total voting power of RMS LP determine how to vote the Class B common stock held by RMS LP. No person may transfer his or her interest in the Class B common stock held by RMS LP without complying with various rights of first refusal.
In addition, at March 1, 2008, members of these families collectively owned 14.9% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our board of directors and to control the management and policies of Forest City. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control of Forest City.
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
RMS Investment Corp. Provides Property Management and Leasing Services to Us and Is Controlled By Some of Our Affiliates
We paid approximately $237,000 and $446,000 as total compensation during the years ended January 31, 2008 and 2007, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, some of whom are our directors and executive officers.
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

Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements with Certain of Our Directors and Executive Officers
Under our current policy, no director or executive officer, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the audit committee of our board of directors. We do not have non-compete agreements with any director, officer or employee, other than Charles Ratner, James Ratner, Ronald Ratner and Bruce Ratner who entered into non-compete agreements on November 9, 2006. Upon leaving Forest City, any other director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal shareholders who are officers and employees to develop, expand, operate or sell independent of our business, certain commercial, industrial and residential properties that they owned prior to the implementation of our policy. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City, which may not be resolved in our favor. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.
Our High Debt Leverage and Market Conditions May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a relatively high ratio of debt, which consists of nonrecourse mortgage debt, a revolving credit facility and senior and subordinated debt, to total market capitalization, which was approximately 64.0% and 50.3% at January 31, 2008 and January 31, 2007, respectively, based on our long-term debt outstanding at that date and the market value of our outstanding Class A common stock and Class B common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a downturn in the economy.
Nonrecourse mortgage debt is collateralized by individual completed rental properties, projects under development and undeveloped land. We do not expect to repay a substantial amount of the principal of our outstanding debt prior to maturity or to have available funds from operations sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. In addition, in the event we were unable to secure refinancing on acceptable terms, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we were unable to make the required payments on any debt collateralized by a mortgage on one of our properties or to refinance that debt when it comes due, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value.
Of our outstanding debt of approximately $7.3 billion at January 31, 2008, approximately $841.9 million becomes due in fiscal 2008 and approximately $481.9 million becomes due in fiscal 2009. This is inclusive of credit enhanced mortgage debt we have obtained for a number of our properties. Generally, the credit enhancement, such as a letter of credit, expire prior to the term of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires.
Recent difficulties in the sub-prime mortgage markets have negatively impacted the lending and capital markets, particularly for real estate. The risk premium demanded by capital suppliers has increased significantly, as they are demanding greater compensation for credit risk. Lending spreads have widened from recent levels and originations of new loans for the Commercial Mortgage Backed Securities market have decreased significantly. Underwriting standards are being tightened and spreads have risen. The continuation of these current market conditions and/or other fluctuations in the financial markets could have an adverse effect on our ability to access capital. We cannot assure you that we will be able to refinance our debt, obtain renewals or replacement of credit enhancement devices, such as a letter of credit, or otherwise obtain funds by selling assets or by raising equity. Our inability to repay or refinance our debt when it becomes due could result in foreclosure on the properties pledged as collateral thereof.
From time to time, a nonrecourse mortgage may become past due and if we are unsuccessful in negotiating an extension or refinancing, the lender could commence foreclosure proceedings.
Our Credit Facility Covenants Could Adversely Affect Our Financial Condition
We have guaranteed the obligations of Forest City Rental Properties Corporation, or FCRPC, under the FCRPC Amended and Restated credit agreement, dated as of June 6, 2007, as amended and restated, among FCRPC, the banks named therein, KeyBank National Association, as administrative agent, and National City Bank, as syndication agent. This guaranty imposes a number of restrictive covenants on Forest City, including a prohibition on certain consolidations and mergers and limitations on the amount of debt, guarantees and property liens that Forest City may incur. The guaranty also requires Forest City to maintain a specified minimum cash flow coverage ratio, consolidated shareholders’ equity and Earnings Before Depreciation and Taxes, or EBDT.

While we are in compliance at January 31, 2008, failure to comply with any of the covenants under the guaranty or failure by FCRPC to comply with any of the covenants under the FCRPC credit agreement could result in an event of default, which would trigger Forest City’s obligation to repay all amounts outstanding under the FCRPC credit agreement. Forest City’s ability and FCRPC’s ability to comply with these covenants will depend upon the future economic performance of Forest City and FCRPC. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
Any Rise in Interest Rates Will Increase Our Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2008, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,307,000 at January 31, 2008. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,967,000 at January 31, 2008. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
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
Our Business Will Be Adversely Impacted Should an Uninsured Loss or a Loss in Excess of Insurance Limits Occur
We carry comprehensive insurance coverage for general liability, special property, flood, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of losses, including environmental loss or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, earthquakes or other natural disasters, that in our judgment, cannot be purchased at a commercially viable cost. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position.
Under our current policies, which expire October 31, 2008, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages that we sustain as a result of a terrorist attack may be reduced.
Additionally, most of our current project mortgages require special all-risk property insurance, and we cannot assure you that we will be able to obtain policies that will satisfy lender requirements.
We are self-insured as to the first $500,000 of liability coverage and on the first $250,000 of property damage per occurrence through our wholly-owned captive insurance company that is licensed, regulated and capitalized in accordance with state of Arizona statutes. While we believe that our self-insurance reserves are adequate, we cannot assure you that we will not incur losses that exceed these self-insurance reserves.
We May Be Adversely Impacted by Environmental Matters
We are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations governing, among other things: the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into the ground, air or water; and the health and safety of our employees. In some instances, federal, state and local laws require abatement or removal of specific hazardous materials such as asbestos-containing materials or lead-based paint, in the event of demolition, renovations, remodeling, damage or decay. Laws and regulations also impose specific worker protection and notification requirements and govern emissions of and exposure to hazardous or toxic substances, such as asbestos fibers in the air. We incur costs to comply with such laws and regulations, but we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations.

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

Failure to Continue to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Ability to Ensure Timely and Reliable Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We will continue our ongoing process of testing and evaluating the effectiveness of, and remediating any issues identified related to, our internal control over financial reporting. During 2007, we implemented an enterprise resource planning system to optimize our processes to improve efficiency of our financial reporting process. While management uses a formal system development approach for new systems and upgrades to existing systems as required by Section 404, the approach and internal controls related to implementations and upgrades are not designed to anticipate every unforeseen event or circumstance encountered within the course of business. In addition, the process of documenting, testing and evaluating our internal control over financial reporting is complex and time consuming. Due to this complexity and the time-consuming nature of the process and because currently unforeseen events or circumstances beyond our control could arise, we cannot assure you that we ultimately will be able to continue to comply fully in subsequent fiscal periods with Section 404 in our Annual Report on Form 10-K. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, which could adversely affect public confidence in our ability to record, process, summarize and report financial data to ensure timely and reliable external financial reporting.
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
Changes in Market Conditions Could Hurt the Market Price of Our Publicly Traded Securities
The market price of our publicly traded securities may be volatile and may fluctuate with various market conditions, which may change from time to time. The market conditions that may affect the market price of our publicly traded securities include the following:
•	Investor perception of us and the industry in which we operate;

•	The extent of institutional investor interest in us;

•	The reputation of the real estate industry generally;

•	The appeal of other real estate securities in comparison to securities issued by other entities (including securities issued by real estate investment trusts);

•	Our financial condition and performance; and

•	General market volatility and economic conditions.
The stock market has experienced volatile conditions resulting in substantial price and volume fluctuations that are often unrelated or disproportionate to the financial performance of companies. These market fluctuations could cause the market price of our publicly traded securities to decline.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Corporate headquarters of Forest City Enterprises, Inc. are located in Cleveland, Ohio and are owned by the Company. The Company’s core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California.
The following table provides summary information concerning the Company’s real estate portfolio as of January 31, 2008. Consolidated properties are properties that we control and/or hold a variable interest in and are deemed to be the primary beneficiary. Unconsolidated properties are properties that we do not control and/or are not deemed to be the primary beneficiary and are accounted for under the equity method.

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
OFFICE BUILDINGS

	Date of						Leasable
	Opening/					Leasable	Square
	Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-
Name	Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %

Consolidated Office Buildings
2 Hanson Place	2004	100.00%	100.00%	Brooklyn, NY	Bank of New York, HSBC	399,000	399,000
35 Landsdowne Street	2002	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	202,000	202,000
40 Landsdowne Street	2003	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	215,000	215,000
45/75 Sidney Street	1999	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	277,000	277,000
65/80 Landsdowne Street	2001	100.00%	100.00%	Cambridge, MA	Partners HealthCare System	122,000	122,000
88 Sidney Street	2002	100.00%	100.00%	Cambridge, MA	Alkermes, Inc.	145,000	145,000
Ballston Common Office Center	2005	100.00%	100.00%	Arlington, VA	US Coast Guard	176,000	176,000
Chase Financial Tower	1991	95.00%	100.00%	Cleveland, OH	Chase Manhattan Mortgage Corporation	119,000	119,000
+ Colorado Studios	2007	90.00%	90.00%	Denver, CO	Colorado Studios	75,000	68,000
+ Commerce Court	2007	70.00%	100.00%	Pittsburg, PA	US Bank; Wesco Distributors	377,000	377,000
Edgeworth Building	2006	100.00%	100.00%	Richmond, VA	Heushler Flieshler	137,000	137,000
Eleven MetroTech Center	1995	85.00%	85.00%	Brooklyn, NY	City of New York - CDCSA; E-911	216,000	184,000
Fifteen MetroTech Center	2003	95.00%	95.00%	Brooklyn, NY	Empire Blue Cross and Blue Shield; City of New York - HRA	650,000	618,000
Halle Building	1986	75.00%	100.00%	Cleveland, OH	Case Western Reserve University; Liggett-Stashower	412,000	412,000
Harlem Center	2003	75.00%	75.00%	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	146,000	110,000
Higbee Building	1990	100.00%	100.00%	Cleveland, OH	Greater Cleveland Partnership	872,000	872,000
Illinois Science and Technology Park
- Building A	2006	100.00%	100.00%	Skokie, IL	Evanston Northwestern Hospital	225,000	225,000
- Building P	2006	100.00%	100.00%	Skokie, IL	Nanoink, Inc.	132,000	132,000
+ - Building Q	2007	100.00%	100.00%	Skokie, IL	Leasing in progress	158,000	158,000
Jackson Building	1987	100.00%	100.00%	Cambridge, MA	Ariad Pharmaceuticals	99,000	99,000
* Johns Hopkins - 855 North Wolfe Street	2008	76.60%	76.60%	East Baltimore, MD	Johns Hopkins	278,000	213,000
Knight Ridder Building at Fairmont Plaza	1998	85.00%	85.00%	San Jose, CA	Littler Mendelson; Merrill Lynch; Calpine; UBS Financial; Camera 12 Cinemas	404,000	343,000
M. K. Ferguson Plaza	1990	1.00%	90.00%	Cleveland, OH	Washington Group; Chase Manhattan Mortgage Corp; Educational Loan Servicing Corp; Quicken Loans	476,000	428,000
+ New York Times	2007	70.00%	100.00%	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Company;	737,000	737,000
					Covington & Burling; Osler Hoskin
Nine MetroTech Center North	1997	85.00%	85.00%	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
One MetroTech Center	1991	82.50%	82.50%	Brooklyn, NY	Keyspan; Bear Stearns	929,000	766,000
One Pierrepont Plaza	1988	98.77%	100.00%	Brooklyn, NY	Morgan Stanley; Goldman Sachs	656,000	656,000
Resurrection Health Care	2006	100.00%	100.00%	Skokie, IL	Leasing in progress	40,000	40,000
Richards Building	1990	100.00%	100.00%	Cambridge, MA	Genzyme Biosurgery; Alkermes, Inc.	126,000	126,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
OFFICE BUILDINGS (continued)

	Date of						Leasable
	Opening/					Leasable	Square
	Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-
Name	Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %

Consolidated Office Buildings (continued)
+ Richmond Office Park	2007	100.00%	100.00%	Richmond, VA	Anthem Blue Cross Blue Shield; The Brinks Co.; Wachovia Bank	570,000	570,000
Skylight Office Tower	1991	92.50%	100.00%	Cleveland, OH	Cap Gemini; Ulmer & Berne, LLP	320,000	320,000
Stapleton Medical Office Building	2006	90.00%	90.00%	Denver, CO	University of Colorado Hospital	45,000	41,000
Ten MetroTech Center	1992	100.00%	100.00%	Brooklyn, NY	Internal Revenue Service	409,000	409,000
Terminal Tower	1983	100.00%	100.00%	Cleveland, OH	Forest City Enterprises, Inc.	577,000	577,000
Twelve MetroTech Center	2004	80.00%	80.00%	Brooklyn, NY	National Union Fire Insurance Co.	177,000	142,000
Two MetroTech Center	1990	82.50%	82.50%	Brooklyn, NY	Securities Industry Automation Corp.; City of New York - Board of Education	521,000	430,000
University of Pennsylvania	2004	100.00%	100.00%	Philadelphia, PA	University of Pennsylvania	123,000	123,000

Consolidated Office Buildings Subtotal						11,859,000	11,237,000

Unconsolidated Office Buildings
350 Massachusetts Ave	1998	50.00%	50.00%	Cambridge, MA	Star Market; Tofias	169,000	85,000
818 Mission Street	2008	50.00%	50.00%	San Francisco, CA	Leasing in progress	34,000	17,000
Advent Solar	2006	47.50%	47.50%	Albuquerque, NM	Advent Solar	88,000	42,000
Bulletin Building	2006	50.00%	50.00%	San Francisco, CA	Great West Life and Annuity; Corinthian School	78,000	39,000
Chagrin Plaza I & II	1969	66.67%	66.67%	Beachwood, OH	National City Bank; Benihana; H&R Block	114,000	76,000
Clark Building	1989	50.00%	50.00%	Cambridge, MA	Acambis	122,000	61,000
Emery-Richmond	1991	50.00%	50.00%	Warrensville Hts., OH	Allstate Insurance	5,000	3,000
Enterprise Place	1998	50.00%	50.00%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers	132,000	66,000
Liberty Center	1986	50.00%	50.00%	Pittsburgh, PA	Federated Investors	527,000	264,000
* Mesa Del Sol Town Center	2008	47.50%	47.50%	Albuquerque, NM	Lumidigm	74,000	35,000
One International Place	2000	50.00%	50.00%	Cleveland, OH	Fort Dearborn Life Ins.; Transportation Security Administration; Battelle Memorial	88,000	44,000
Signature Square I	1986	50.00%	50.00%	Beachwood, OH	Ciuni & Panichi	79,000	40,000
Signature Square II	1989	50.00%	50.00%	Beachwood, OH	Cleveland Clinic Ophthalmology; Allen Telecom, Inc.	82,000	41,000

Unconsolidated Office Buildings Subtotal						1,592,000	813,000

Total Office Buildings at January 31, 2008						13,451,000	12,050,000

Total Office Buildings at January 31, 2007						11,468,000	9,495,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS

				Date of						Total		Gross
				Opening/					Total	Square	Gross	Leasable
				Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro
Name				Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Consolidated Regional Malls
			Antelope Valley Mall	1990/1999	78.00%	78.00%	Palmdale, CA	Sears; JCPenney; Harris Gottschalks; Mervyn’s; Dillard’s	995,000	776,000	361,000	282,000
			Ballston Common Mall	1986/1999	100.00%	100.00%	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	578,000	578,000	310,000	310,000
			Galleria at Sunset	1996/2002	100.00%	100.00%	Henderson, NV	Dillard’s; Macy’s; Mervyn’s; JCPenney; Dick’s Sporting Goods	1,048,000	1,048,000	330,000	330,000
			Mall at Robinson	2001	56.67%	100.00%	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	872,000	872,000	318,000	318,000
			Mall at Stonecrest	2001	66.67%	100.00%	Atlanta, GA	Kohl’s; Sears; JCPenney; Dillard’s; AMC Theatre, Macy’s	1,171,000	1,171,000	397,000	397,000
			Northfield at Stapleton	2005/2006	95.00%	100.00%	Denver, CO	Bass Pro; Target; Foley’s; Harkins Theatre; JCPenney	1,106,000	1,106,000	476,000	476,000
	*		Orchard Town Center	2008	100.00%	100.00%	Westminster, CO	JCPenney; Macy’s; Target	983,000	983,000	569,000	569,000
	+		Promenade Bolingbrook	2007	100.00%	100.00%	Bolingbrook, IL	Bass Pro; Macy’s	750,000	750,000	430,000	430,000
	*	*	Promenade in Temecula	1999/2002/2009	75.00%	75.00%	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,140,000	855,000	552,000	414,000
	^	*	Ridge Hill Retail	2009/2010	70.00%	100.00%	Yonkers, NY	Leasing in progress	1,200,000	1,200,000	1,200,000	1,200,000
(4)	*		Shops at Wiregrass	2008	50.00%	100.00%	Tampa, FL	JCPenney	646,000	646,000	356,000	356,000
			Short Pump Town Center	2003/2005	50.00%	100.00%	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,193,000	1,193,000	502,000	502,000
			Simi Valley Town Center	2005	85.00%	100.00%	Simi Valley, CA	Macy’s	612,000	612,000	351,000	351,000
			South Bay Galleria	1985/2001	100.00%	100.00%	Redondo Beach, CA	Macy’s; Mervyn’s; Nordstrom; AMC Theater	955,000	955,000	387,000	387,000
			Victoria Gardens	2004	80.00%	80.00%	Rancho Cucamonga, CA	Macy’s; JCPenney; AMC Theater	1,162,000	930,000	650,000	520,000

	Consolidated Regional Malls Subtotal								14,411,000	13,675,000	7,189,000	6,842,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

	Date of						Total		Gross
	Opening/					Total	Square	Gross	Leasable
	Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro
Name	Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Consolidated Specialty Retail Centers
42nd Street	1999	100.00%	100.00%	Manhattan, NY	AMC Theaters; Madame Tussaud’s Wax Museum; Modell’s; Dave & Buster’s	306,000	306,000	306,000	306,000
Atlantic Center	1996	100.00%	100.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall’s; Sterns; Circuit City; NYC - Dept. of Motor Vehicles	399,000	399,000	392,000	392,000
Atlantic Center Site V	1998	100.00%	100.00%	Brooklyn, NY	Modell’s	17,000	17,000	17,000	17,000
Atlantic Terminal	2004	100.00%	100.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Chuck E. Cheese’s; Daffy’s	373,000	373,000	373,000	373,000
Avenue at Tower City Center	1990	100.00%	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas	367,000	367,000	367,000	367,000
Brooklyn Commons	2004	100.00%	100.00%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
Bruckner Boulevard	1996	100.00%	100.00%	Bronx, NY	Conway; Old Navy	113,000	113,000	113,000	113,000
Columbia Park Center	1999	75.00%	75.00%	North Bergen, NJ	Shop Rite; Old Navy; Circuit City; Staples; Bally’s; Shopper’s World	347,000	260,000	347,000	260,000
Court Street	2000	100.00%	100.00%	Brooklyn, NY	United Artists; Barnes & Noble	103,000	103,000	103,000	103,000
Eastchester	2000	100.00%	100.00%	Bronx, NY	Pathmark	63,000	63,000	63,000	63,000
Forest Avenue	2000	100.00%	100.00%	Staten Island, NY	United Artists	70,000	70,000	70,000	70,000
Grand Avenue	1997	100.00%	100.00%	Queens, NY	Stop & Shop	100,000	100,000	100,000	100,000
Gun Hill Road	1997	100.00%	100.00%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	147,000	147,000	147,000
Harlem Center	2002	75.00%	75.00%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M	126,000	95,000	126,000	95,000
Kaufman Studios	1999	100.00%	100.00%	Queens, NY	United Artists	84,000	84,000	84,000	84,000
Market at Tobacco Row	2002	100.00%	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000	43,000	43,000
Northern Boulevard	1997	100.00%	100.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy	218,000	218,000	218,000	218,000
Quartermaster Plaza	2004	100.00%	100.00%	Philadelphia, PA	Home Depot; BJ’s Wholesale; Staples; PetSmart; Walgreen’s	459,000	459,000	459,000	459,000
Quebec Square	2002	90.00%	90.00%	Denver, CO	Wal-Mart; Home Depot; Sam’s Club; Ross Dress for Less; Office Depot; PetSmart	740,000	666,000	218,000	196,000
Queens Place	2001	100.00%	100.00%	Queens, NY	Target; Best Buy; Macy’s Furniture; Designer Shoe Warehouse	455,000	455,000	221,000	221,000
Richmond Avenue	1998	100.00%	100.00%	Staten Island, NY	Circuit City; Staples	76,000	76,000	76,000	76,000
Saddle Rock Village	2005	80.00%	100.00%	Aurora, CO	Target; JoAnn Fabrics	271,000	271,000	97,000	97,000
South Bay Southern Center	1978	100.00%	100.00%	Redondo Beach, CA	Bank of America	78,000	78,000	78,000	78,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Consolidated Specialty Retail Centers (continued)

	Station Square	1994/2002	100.00%	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Buca Di Beppo	288,000	288,000	288,000	288,000
+	Victoria Gardens - Bass Pro	2007	80.00%	80.00%	Rancho Cucomonga, CA	Bass Pro	180,000	144,000	180,000	144,000
*	White Oak Village	2008	50.00%	100.00%	Richmond, VA	Circuit City; Target; Lowes; Sam’s Club; JCPenney	792,000	792,000	286,000	286,000
	Woodbridge Crossing	2002	100.00%	100.00%	Woodbridge, NJ	Great Indoors; Linens-N-Things; Circuit City; Modell’s; Thomasville Furniture; Party City	284,000	284,000	284,000	284,000

	Consolidated Specialty Retail Centers Subtotal						6,650,000	6,422,000	5,207,000	5,031,000

	Consolidated Retail Centers Total						21,061,000	20,097,000	12,396,000	11,873,000

Unconsolidated Regional Malls
	Boulevard Mall	1996/2000	50.00%	50.00%	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s	908,000	454,000	331,000	166,000
	Charleston Town Center	1983	50.00%	50.00%	Charleston, WV	Macy’s; JCPenney; Sears	897,000	449,000	361,000	181,000
	San Francisco Centre	2006	50.00%	50.00%	San Francisco, CA	Nordstrom’s; Bloomingdale’s; Century Theaters	1,462,000	731,000	788,000	394,000
*	Village at Gulfstream	2009	50.00%	50.00%	Hallendale, FL	Leasing in progress	455,000	228,000	455,000	228,000

	Unconsolidated Regional Malls Subtotal						3,722,000	1,862,000	1,935,000	969,000

Unconsolidated Specialty Retail Centers
*	East River Plaza	2009	35.00%	50.00%	Manhattan, NY	Home Depot; Target; Best Buy	517,000	259,000	517,000	259,000
	Golden Gate	1958	50.00%	50.00%	Mayfield Hts., OH	OfficeMax; Old Navy; Linens-N-Things; Marshall’s; Cost Plus	362,000	181,000	362,000	181,000
	Marketplace at Riverpark	1996	50.00%	50.00%	Fresno, CA	JCPenney; Best Buy; Linens -N-Things; Marshall’s; Office Max; Old Navy; Target; Sports Authority	471,000	236,000	296,000	148,000
	Metreon	2006	50.00%	50.00%	San Francisco, CA	Lowes; IMAX	290,000	145,000	290,000	145,000
	Plaza at Robinson Town Center	1989	50.00%	50.00%	Pittsburgh, PA	T.J. Maxx; Marshall’s; CompUSA; IKEA; Value City; JoAnn Fabrics	507,000	254,000	507,000	254,000

	Unconsolidated Specialty Retail Centers Subtotal						2,147,000	1,075,000	1,972,000	987,000

	Unconsolidated Retail Centers Total						5,869,000	2,937,000	3,907,000	1,956,000

	Total Retail Centers at January 31, 2008						26,930,000	23,034,000	16,303,000	13,829,000

	Total Retail Centers at January 31, 2007						24,252,000	20,672,000	14,402,000	12,151,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
HOTELS

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata			Hotel Rooms at
Name	Expansion	Ownership (1)	Ownership (2)	Location	Rooms	Pro-Rata %

Consolidated Hotels
Charleston Marriott	1983	95.00%	100.00%	Charleston, WV	352	352
Ritz-Carlton, Cleveland	1990	95.00%	100.00%	Cleveland, OH	206	206
Sheraton Station Square	1998/2001	100.00%	100.00%	Pittsburgh, PA	399	399

Consolidated Hotels Subtotal					957	957

Unconsolidated Hotels
Courtyard by Marriott	1985	3.97%	3.97%	Detroit, MI	250	10
Westin Convention Center	1986	50.00%	50.00%	Pittsburgh, PA	616	308

Unconsolidated Hotels Subtotal					866	318

Total Hotel Rooms at January 31, 2008					1,823	1,275

Total Hotel Rooms at January 31, 2007					2,033	1,380

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS

			Date of
			Opening/
			Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name			Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities
		100 Landsdowne Street	2005	100.00%	100.00%	Cambridge, MA	203	203
		101 San Fernando	2000	66.50%	95.00%	San Jose, CA	323	307
		1251 S. Michigan	2006	100.00%	100.00%	Chicago, IL	91	91
		American Cigar Company	2000	100.00%	100.00%	Richmond, VA	171	171
		Ashton Mill	2005	90.00%	100.00%	Cumberland, RI	193	193
		Autumn Ridge	2002	100.00%	100.00%	Sterling Heights, MI	251	251
		Botanica on the Green (East 29th Ave TC)	2004	90.00%	90.00%	Denver, CO	78	70
+		Botanica II	2007	90.00%	90.00%	Denver, CO	154	139
		Bowin	1998	1.99%	95.05%	Detroit, MI	193	183
		Cambridge Towers	2002	100.00%	100.00%	Detroit, MI	250	250
+		Cameron Kinney	2007	100.00%	100.00%	Richmond, VA	259	259
		Consolidated-Carolina	2003	89.99%	100.00%	Richmond, VA	158	158
		Coraopolis Towers	2002	80.00%	80.00%	Coraopolis, PA	200	160
		Crescent Flats (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	66	59
		Cutter’s Ridge at Tobacco Row	2006	100.00%	100.00%	Richmond, VA	12	12
^	*	Dallas Mercantile	2008	100.00%	100.00%	Dallas, TX	366	366
		Donora Towers	2002	100.00%	100.00%	Donora, PA	103	103
		Drake	1998	1.99%	95.05%	Philadelphia, PA	283	269
		Easthaven at the Village (formerly Village Green)	1994-1995	100.00%	100.00%	Beachwood, OH	360	360
		Emerald Palms	1996/2004	100.00%	100.00%	Miami, FL	505	505
		Grand	1999	85.50%	85.50%	North Bethesda, MD	549	469
		Grand Lowry Lofts	2000	100.00%	100.00%	Denver, CO	261	261
		Grove	2003	100.00%	100.00%	Ontario, CA	101	101
*		Haverhill	2009	100.00%	100.00%	Haverhill, MA	305	305
		Heritage	2002	100.00%	100.00%	San Diego, CA	230	230
		Independence Place II	2003	100.00%	100.00%	Parma Hts., OH	201	201
		Kennedy Biscuit Lofts	1990	2.99%	100.00%	Cambridge, MA	142	142
		Knolls	1995	1.00%	100.00%	Orange, CA	260	260
		Lakeland	1998	1.98%	94.10%	Pontiac, MI	200	188
		Lenox Club	1991	95.00%	95.00%	Arlington, VA	385	366

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities (continued)
	Lenox Park	1992	95.00%	95.00%	Silver Spring, MD	406	386
	Lofts at 23 Sidney	2005	100.00%	100.00%	Cambridge, MA	51	51
	Lofts at 1835 Arch	2001	1.99%	95.05%	Philadelphia, PA	191	182
*	Lucky Strike	2008	100.00%	100.00%	Richmond, VA	131	131
	Metro 417	2005	75.00%	100.00%	Los Angeles, CA	277	277
	Metropolitan	1989	100.00%	100.00%	Los Angeles, CA	270	270
	Midtown Towers	1969	100.00%	100.00%	Parma, OH	635	635
	Museum Towers	1997	100.00%	100.00%	Philadelphia, PA	286	286
	One Franklintown	1988	100.00%	100.00%	Philadelphia, PA	335	335
	Parmatown Towers and Gardens	1972-1973	100.00%	100.00%	Parma, OH	412	412
	Pavilion	1992	95.00%	95.00%	Chicago, IL	1,114	1,058
	Plymouth Square	2003	100.00%	100.00%	Detroit, MI	280	280
	Queenswood	1990	100.00%	100.00%	Corona, NY	296	296
	Sky55	2006	100.00%	100.00%	Chicago, IL	411	411
	Southfield	2002	100.00%	100.00%	Nottingham, MD	212	212
+	Wilson Building	2007	100.00%	100.00%	Dallas, TX	143	143

	Consolidated Apartment Communities Subtotal					12,303	11,997

Consolidated Supported Living Apartments
	Forest Trace	2000	100.00%	100.00%	Lauderhill, FL	322	322
	Sterling Glen of Glen Cove	2000	100.00%	100.00%	Glen Cove, NY	80	80
	Sterling Glen of Great Neck	2000	100.00%	100.00%	Great Neck, NY	142	142
	Sterling Glen of Lynbrook	2005	100.00%	100.00%	Lynbrook, NY	130	130
	Sterling Glen of Rye Brook	2004	100.00%	100.00%	Rye Brook, NY	168	168

	Consolidated Supported Living Apartments Subtotal					842	842

	Consolidated Apartments Total					13,145	12,839

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

			Date of
			Opening/
			Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name			Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities
	++	Arbor Glen	2001-2007	50.00%	50.00%	Twinsburg, OH	288	144
		Bayside Village	1988-1989	50.00%	50.00%	San Francisco, CA	862	431
		Big Creek	1996-2001	50.00%	50.00%	Parma Hts., OH	516	258
		Boulevard Towers	1969	50.00%	50.00%	Amherst, NY	402	201
(3)		Brookpark Place	1976	100.00%	100.00%	Wheeling, WV	152	152
		Brookview Place	1979	3.00%	3.00%	Dayton, OH	232	7
(3)		Burton Place	1999	90.00%	90.00%	Burton, MI	200	180
		Camelot	1967	50.00%	50.00%	Parma Hts., OH	151	76
(3)		Carl D. Perkins	2002	100.00%	100.00%	Pikeville, KY	150	150
(3)		Cedar Place	1974	2.39%	100.00%	Lansing, MI	220	220
		Cherry Tree	1996-2000	50.00%	50.00%	Strongsville, OH	442	221
		Chestnut Lake	1969	50.00%	50.00%	Strongsville, OH	789	395
		Clarkwood	1963	50.00%	50.00%	Warrensville Hts., OH	568	284
^	* ++	Cobblestone Court Apartments	2006-2008	50.00%	50.00%	Painesville, OH	304	152
		Colonial Grand	2003	50.00%	50.00%	Tampa, FL	176	88
		Connellsville Towers	1981	7.96%	7.96%	Connellsville, PA	111	9
		Coppertree	1998	50.00%	50.00%	Mayfield Hts., OH	342	171
		Deer Run	1987-1989	43.03%	43.03%	Twinsburg, OH	562	242
		Eaton Ridge	2002-2004	50.00%	50.00%	Sagamore Hills, OH	260	130
(3)		Farmington Place	1980	100.00%	100.00%	Farmington, MI	153	153
		Fenimore Court	1982	7.06%	50.00%	Detroit, MI	144	72
		Fort Lincoln II	1979	45.00%	45.00%	Washington, D.C.	176	79
		Fort Lincoln III & IV	1981	24.90%	24.90%	Washington, D.C.	306	76
(3)		Frenchtown Place	1975	4.92%	100.00%	Monroe, MI	151	151
(3)		Glendora Gardens	1983	1.99%	99.00%	Glendora, CA	105	104
		Granada Gardens	1966	50.00%	50.00%	Warrensville Hts., OH	940	470
		Hamptons	1969	50.00%	50.00%	Beachwood, OH	651	326
		Hunter’s Hollow	1990	50.00%	50.00%	Strongsville, OH	208	104
		Independence Place I	1973	50.00%	50.00%	Parma Hts., OH	202	101

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

				Date of
				Opening/
				Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name				Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities (continued)
			Liberty Hills	1979-1986	50.00%	50.00%	Solon, OH	396	198
			Met Lofts	2005	50.00%	50.00%	Los Angeles, CA	264	132
(3)			Millender Center	1985	3.97%	100.00%	Detroit, MI	339	339
(3)			Miramar Towers	1980	1.99%	100.00%	Los Angeles, CA	157	157
			Newport Landing	2002-2005	50.00%	50.00%	Coventry, OH	336	168
			Noble Towers	1979	50.00%	50.00%	Pittsburgh, PA	133	67
			North Port Village	1981	27.00%	27.00%	Port Huron, MI	251	68
			Nu Ken Tower (Citizen’s Plaza)	1981	8.84%	50.00%	New Kensington, PA	101	51
(3)			Oceanpointe Towers	1980	1.99%	100.00%	Long Branch, NJ	151	151
(3)			Panorama Towers	1978	99.00%	99.00%	Panorama City, CA	154	152
(3)			Park Place Towers	1975	2.39%	100.00%	Mt. Clemens, MI	187	187
			Parkwood Village	2001-2002	50.00%	50.00%	Brunswick, OH	204	102
			Pebble Creek	1995-1996	50.00%	50.00%	Twinsburg, OH	148	74
(3)			Perrytown	1973	4.92%	100.00%	Pittsburgh, PA	231	231
(3)			Pine Grove Manor	1973	1.99%	100.00%	Muskegon Township, MI	172	172
	^ +	+	Pine Ridge Valley	1967-1974, 2005-2007	50.00%	50.00%	Willoughby Hills, OH	1,309	655
(3)			Potomac Heights Village	1981	1.99%	100.00%	Keyser, WV	141	141
			Residences at University Park	2002	25.00%	40.00%	Cambridge, MA	135	54
(3)			Riverside Towers	1977	2.96%	100.00%	Coshocton, OH	100	100
			Settler’s Landing at Greentree	2001-2004	50.00%	50.00%	Streetsboro, OH	408	204
(3)			Shippan Avenue	1980	100.00%	100.00%	Stamford, CT	148	148
			St. Mary’s Villa	2002	35.22%	35.22%	Newark, NJ	360	127
	^	*	Stratford Crossing	2007-2009	50.00%	50.00%	Wadsworth, OH	348	174
			Surfside Towers	1970	50.00%	50.00%	Eastlake, OH	246	123
	^	*	Sutton Landing	2007-2008	50.00%	50.00%	Brimfield, OH	216	108
			Tamarac	1990-2001	50.00%	50.00%	Willoughby, OH	642	321
(3)			The Springs	1981	1.99%	100.00%	La Mesa, CA	129	129
(3)			Tower 43	2002	100.00%	100.00%	Kent, OH	101	101

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

				Date of
				Opening/
				Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name				Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities (continued)
(3)			Towne Centre Place	1975	4.43%	100.00%	Ypsilanti, MI	170	170
			Twin Lake Towers	1966	50.00%	50.00%	Denver, CO	254	127
	^	*	Uptown Apartments	2008	50.00%	50.00%	Oakland, CA	665	333
			Village Center	1983	6.23%	6.23%	Detroit, MI	254	16
(3)			Village Square	1978	100.00%	100.00%	Williamsville, NY	100	100
			Westwood Reserve	2002	50.00%	50.00%	Tampa, FL	340	170
			Woodgate / Evergreen Farms	2004-2006	33.00%	33.00%	Olmsted Township, OH	348	115
			Worth Street	2003	50.00%	50.00%	Manhattan, NY	330	165
(3)			Ziegler Place	1978	100.00%	100.00%	Livonia, MI	141	141

			Unconsolidated Apartment Communities Subtotal					19,872	11,118

Unconsolidated Supported-Living Apartments
			Classic Residence by Hyatt	1989	50.00%	50.00%	Teaneck, NJ	220	110
			Classic Residence by Hyatt	1990	50.00%	50.00%	Chevy Chase, MD	339	170
			Classic Residence by Hyatt	2000	50.00%	50.00%	Yonkers, NY	310	155

			Unconsolidated Supported-Living Apartments Subtotal					869	435

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

			Date of
			Opening/
			Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name			Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Military Housing
^	*	Air Force Academy	2007-2009	50.00%	50.00%	Colorado Springs, CO	427	214
*		Hawaii Phase IV	2007-2014	10.00%	10.00%	Kaneohe, HI	917	92
^	*	Midwest Millington	2008-2009	25.00%	25.00%	Memphis, TN	318	80
^	*	Military Housing - Marines, Hawaii Increment II	2007-2010	10.00%	10.00%	Honolulu, HI	1,175	118
^	*	Military Housing - Navy, Hawaii Increment III	2007-2010	10.00%	10.00%	Honolulu, HI	2,519	252
^	*	Navy Midwest	2006-2009	25.00%	25.00%	Chicago, IL	1,658	415
^	*	Ohana Military Communities, Hawaii Increment I	2005-2008	10.00%	10.00%	Honolulu, HI	1,952	195
*		Pacific Northwest Communities	2007-2010	20.00%	20.00%	Seattle, WA	2,986	597

		Unconsolidated Military Housing Subtotal					11,952	1,963

		Unconsolidated Apartments Total					32,693	13,516

		Combined Apartments Total					45,838	26,355

		Federally Subsidized Housing (Total of 8 Buildings)					1,260

		Total Apartment Units at January 31, 2008					47,098

		Total Apartment Units at January 31, 2007					43,252

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
CONDOMINIUMS

		Date of
		Opening/						Units Sold	Units Sold as
		Acquisition/	Legal	Pro-Rata			Total Units at	as of	of 1/31/08 at
Name		Expansion	Ownership (1)	Ownership (2)	Location	Total Units	Pro-Rata %	1/31/08	Pro-Rata %

Unconsolidated For Sale Condominiums
	1100 Wilshire	2006-2007	40.00%	40.00%	Los Angeles, CA	228	91	164	66
+	Mercury	2007-2008	50.00%	50.00%	Los Angeles, CA	240	120	76	38
^*	Central Station	1995-2009	25.00%	25.00%	Chicago, IL	4,549	1,137	3,475	869

	Unconsolidated For Sale Condominiums Total					5,017	1,348	3,715	973

	Total For Sale Condominiums at January 31, 2008					5,017

*	Property under construction as of January 31, 2008.
**	Expansion of property under construction as of January 31, 2008.
+	Property opened or acquired in 2007.
++	Expansion of property.
^	Property to open in phases.
(1)	Represents the Company’s share of a property’s profits and losses upon settlement of any preferred returns to which the Company or its partner(s) may be entitled.
(2)	Represents the Company’s share of a property’s profits and losses adjusted for any preferred returns to which the Company or its partner(s) may be entitled.
(3)
This property is reported on the equity method of accounting as the US Department of Housing and Urban Development is the primary beneficiary of the property primarily due to the fact that they are either the lender on the mortgage or the guarantor of the mortgage.

(4)
As of January 31, 2008, Shops at Wiregrass was funded 50% by Forest City. Since this date, Forest City has entered into an agreement to pay back the original partner’s contributions and will fund 100% going forward.

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
Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 19, 2008. The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual, except Thomas G. Smith, has been appointed to serve for the period which ends with the Annual Meeting of Shareholders to be held on June 19, 2008.

Name	Age	Current Position

Albert B. Ratner (1)	80	Co-Chairman of the Board of Directors
Samuel H. Miller	86	Co-Chairman of the Board of Directors and Treasurer
Charles A. Ratner (1)	66	Chief Executive Officer, President and Director
Bruce C. Ratner (1)	63	Executive Vice President and Director
James A. Ratner (1)	63	Executive Vice President and Director
Ronald A. Ratner (1)	60	Executive Vice President and Director
Brian J. Ratner (1)	50	Executive Vice President and Director
Thomas G. Smith (2)	67	Executive Vice President, Chief Financial Officer and Secretary
Linda M. Kane	50	Senior Vice President, Chief Accounting and Administrative Officer
Geralyn M. Presti	52	Senior Vice President, General Counsel and Assistant Secretary
•
Albert B. Ratner has been Co-Chairman of the Board of Directors since June 1995. He previously served as Chief Executive Officer and Vice Chairman of the Board from June 1993 to June 1995 and President prior to July 1993.

•
Samuel H. Miller has been Co-Chairman of the Board of Directors since June 1995 and Treasurer of the Company since December 1992. He previously served as Chairman of the Board from June 1993 to June 1995, and Vice Chairman of the Board and Chief Operating Officer prior to June 1993.

•
Charles A. Ratner has been Chief Executive Officer since June 1995 and President since June 1993. He previously served as Chief Operating Officer from June 1993 to June 1995, and Executive Vice President prior to June 1993.

•	Bruce C. Ratner has been Executive Vice President since November 2006. He has been Chief Executive Officer of Forest City Ratner Companies since 1987.

•	James A. Ratner has been Executive Vice President since March 1988.

•	Ronald A. Ratner has been Executive Vice President since March 1988.

•	Brian J. Ratner has been Executive Vice President since June 2001.

•	Thomas G. Smith has been Executive Vice President since October 2000, Secretary since 1992 and Chief Financial Officer since 1985.

•
Linda M. Kane has been Chief Accounting and Administrative Officer since December 2007 and Senior Vice President since June 2002. She previously served as Corporate Controller from June 2002 to December 2007, and Vice President and Corporate Controller from March 1995 to June 2002.

•
Geralyn M. Presti has been Senior Vice President, General Counsel and Assistant Secretary since July 2002. She previously served as Deputy General Counsel from January 2000 to June 2002, and Associate General Counsel from December 1996 to January 2000. Effective April 1, 2008, Geralyn M. Presti will resign as Assistant Secretary and will become Secretary.

(1)
Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Albert B. Ratner and Bruce C. Ratner are first cousins to each other as well as first cousins to Charles A. Ratner, James A. Ratner and Ronald A. Ratner. Brian J. Ratner is the son of Albert B. Ratner.

(2)
As previously disclosed in the Company’s Form 8-K filed on October 3, 2007, Thomas G. Smith will retire effective April 1, 2008 and Robert G. O’Brien will assume the position of Executive Vice President and Chief Financial Officer at that time. Mr. O’Brien has served as Executive Vice President, Strategy and Investment, of Forest City Rental Properties Corporation, a subsidiary of the Company, from 2000 through January 2008 and Vice President, Finance and Investment of the Company since February 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A and Class B common stock are traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At January 31, 2008 and 2007, the Company’s Class A common stock closed at a market price of $39.85 and $60.45, respectively, and the Company’s Class B common stock closed at a market price of $39.80 and $60.25, respectively. As of February 29, 2008, the number of registered holders of Class A and Class B common stock were 779 and 485, respectively. The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B common stock as reported by the NYSE and the dividends declared per common share:

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2008	2007	2007	2007

Market price range of common stock
Class A
High	$55.46	$63.46	$72.23	$70.08
Low	$35.38	$52.94	$54.41	$60.10
Class B
High	$55.49	$63.29	$71.88	$70.08
Low	$35.62	$52.91	$54.01	$60.00
Quarterly dividends declared per common share Class A and Class B (1)	$0.08	$0.08	$0.08	$0.07

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2007	2006	2006	2006

Market price range of common stock
Class A
High	$61.58	$55.55	$50.41	$47.15
Low	$52.97	$48.99	$42.94	$37.79
Class B
High	$61.50	$55.62	$50.23	$47.15
Low	$52.64	$48.79	$42.90	$37.71
Quarterly dividends declared per common share Class A and Class B (1)	$0.07	$0.07	$0.07	$0.06
(1)
Future dividends will depend upon such factors as earnings, capital requirements and financial condition of the Company. The Company has the ability to pay additional cash dividends, but does not anticipate doing so due to its capital reinvestment program. Retained earnings of $15,243,000 were available for payment of dividends as of January 31, 2008 under the restrictions contained in the revolving credit agreement. On June 6, 2008, the anniversary date of the amended bank revolving credit facility, this amount will be reset to $40,000,000.

For the three months ended January 31, 2008 there were no unregistered issuances of stock. In January 2008, the Company repurchased into treasury 28,455 shares of Class A common stock to satisfy the statutory minimum tax withholding requirements relating to restricted stock vesting of certain executives. These shares were not reacquired as part of a publicly announced repurchase plan or program. The following table reflects repurchases of Class A common stock for the three months ended January 31, 2008:
Issuer Purchases of Equity Securities

Total Number of
	Total		Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet
	Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased	Per Share	Plans or Programs	the Plans or Programs

November 1 through November 30, 2007	-	$-	-	$-
December 1 through December 31, 2007	-	-	-	-
January 1 through January 31, 2008	28,455	39.85	-	-

Total	28,455	$39.85	-	$-

The following graph shows a comparison of cumulative total return for the period from January 31, 2003 through January 31, 2008 among the Company’s Class A Common Stock (FCEA) and Class B Common Stock (FCEB), Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2003 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes that dividends were reinvested quarterly.

	Jan-03	Jan-04	Jan-05	Jan-06	Jan-07	Jan-08
Forest City Enterprises Inc. - Class A	$100	$158	$178	$234	$376	$249
Forest City Enterprises Inc. - Class B	$100	$156	$178	$231	$371	$246
S&P 500®	$100	$135	$143	$158	$181	$177
Dow Jones US Real Estate Index	$100	$147	$170	$218	$298	$224

Item 6. Selected Financial Data
The Operating Results and per share amounts presented below have been reclassified pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for properties disposed of and/or classified as held for sale during the years ended January 31, 2008, 2007, 2006, 2005 and 2004. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Our historical operating results may not be comparable to our future operating results.

	Years Ended January 31,
	2008	2007	2006	2005	2004

	(in thousands, except per share data)
Operating Results:
Total revenues from real estate operations (1)	$1,295,620	$1,123,351	$1,091,251	$889,766	$714,187

Earnings (loss) from continuing operations (1) (3)	$(13,197)	$30,742	$67,848	$44,799	$34,488
Discontinued operations, net of tax and minority interest (1)	65,622	146,509	15,671	51,668	8,181
Cumulative effect of change in accounting principle, net of tax (4)	-	-	-	(11,261)	-

Net earnings	$52,425	$177,251	$83,519	$85,206	$42,669

Diluted Earnings per Common Share:
Earnings (loss) from continuing operations (1)	$(0.13)	$0.30	$0.66	$0.44	$0.34
Discontinued operations, net of tax and minority interest (1)	0.64	1.40	0.15	0.51	0.08
Cumulative effect of change in accounting principle, net of tax	-	-	-	(0.11)	-

Net earnings	$0.51	$1.70	$0.81	$0.84	$0.42

Weighted Average Diluted Shares Outstanding	102,261,740	104,454,898	102,603,932	101,846,056	101,144,346

Cash Dividends Declared – Class A and Class B	$0.3100	$0.2700	$0.2300	$0.2950 (2)	$0.1650

	Years Ended January 31,
	2008	2007	2006	2005	2004

	(in thousands)
Financial Position:
Consolidated assets	$10,251,597	$8,981,604	$7,990,341	$7,322,085	$5,924,072
Real estate portfolio, at cost	$9,216,704	$8,229,273	$7,155,126	$6,437,906	$5,082,595
Long-term debt, primarily nonrecourse mortgages	$7,264,510	$6,225,272	$5,841,332	$5,386,591	$4,039,827
(1)	This category is adjusted for discontinued operations in accordance with SFAS No. 144. See the “Discontinued Operations” section of the Management Discussion and Analysis (“MD&A”) of Item 7.

(2)
On December 9, 2004, the Board of Directors approved a special one-time dividend of $.10 per share (post-split) in recognition of the sale of an entire strategic business unit, Forest City Trading Group, Inc., a lumber wholesaler.

(3)	See the “Results of Operations” section of the Management Discussion and Analysis (“MD&A”) of Item 7.

(4)
Amount is related to implementation on February 1, 2004 of Financial Accounting Standards Board Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and five reportable segments. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental property, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. New York City operations are part of the Commercial Group or Residential Group depending on the nature of the operations. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.
Corporate Activities and the Nets, a franchise of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, are reportable segments of the Company.
We have approximately $10 billion of assets in 27 states and the District of Columbia at January 31, 2008. Our core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington, D.C./Baltimore metropolitan area, Chicago and the state of California. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C. and our corporate headquarters in Cleveland, Ohio.
Overview
Our current chief financial officer, Thomas G. Smith, will retire effective April 1, 2008. Robert G. O’Brien, vice president finance and investment, began the transition period to his new duties on February 1, 2008, the beginning of our fiscal year, and will become executive vice president and chief financial officer concurrent with Mr. Smith’s retirement.
Significant milestones occurring during 2007 included:
•
The opening of New York Times Building, an office building located in Manhattan, New York, and closing on a $640,000,000 loan with HSH Nordbank AG as permanent financing for 737,000 square feet of this 1.5 million square-foot building;

•	The opening of Promenade Bolingbrook, an open-air town center located in Bolingbrook, Illinois and Victoria Gardens - Bass Pro, a specialty retail center located in Rancho Cucamonga, California;

•
Five acquisitions including Richmond Office Park, an eleven building office park totaling 570,000 square feet located in Richmond, Virginia, Tobacco Row — Cameron Kinney, a 259-unit apartment community located in Richmond, Virginia, Commerce Court, a 377,000 square foot office building in Pittsburgh, Pennsylvania and the historic Wilson Building, a 143-unit residential community adjacent to our Dallas Mercantile project in Dallas, Texas;

•	The opening of Mercury, a 240-unit condominium project located in Los Angeles, California and Botanica II, a 154-unit apartment community located at our Stapleton development in Denver, Colorado;

•	Disposition of seven supported-living apartment properties located in the New York City/Philadelphia metropolitan area to Atria Senior Living Group;

•
Receiving favorable decisions from the New York State Supreme Court and a federal appeals court – critical milestones in our ability to move forward with the Atlantic Yards project in Brooklyn, New York. To date, the courts have found in our favor in 18 consecutive decisions, with two current appeals remaining active;

•
Closing $630,000,000 in construction financing for Ridge Hill Retail regional lifestyle center in Yonkers, New York. The financing is being provided by Bank of America, ING Real Estate Finance and Key Bank Real Estate Capital;

•
Breaking ground on two retail centers, in addition to Ridge Hill Retail – The Shops at White Oak Village near Richmond, Virginia and Village at Gulfstream in Hallandale, Florida, representing a combined 2.4 million square feet of retail property;

•	Growing the military family housing portfolio by more than 4,500 units to 11,952 units under ownership, management and development;

•
Announcing that Sony Pictures Imageworks, Fidelity Investments and SCHOTT Solar, Inc. will build facilities totaling more than 450,000 square feet of commercial space at Mesa del Sol, a mixed-use project in Albuquerque, New Mexico, bringing the total committed or opened space to 1.2 million square feet;

•
Signing a lease agreement with the District of Columbia for more than 500,000 square feet of space at Waterfront and receiving approval of the revised master plan for The Yards, both mixed-use projects in Washington, D.C.;

•
The acquisition of more than 2,500 single-family home lots in San Antonio, Texas, which remains an attractive market for residential development despite the downturn in the overall national housing market;

•	Continuing the momentum at Stapleton with more than 400 new home starts;

•	Closing $2.83 billion in mortgage financing transactions at attractive interest rates; and

•	Closing on a $680,000,000 financing, in March 2008, for the mixed-use Beekman residential project in lower Manhattan, the largest construction financing in our history.
In June 2007, our 13-member bank group approved an amended and restated bank revolving credit facility. The amended facility extended the maturity date until March 2010 and reduced the spread on the London Interbank Offered Rate (“LIBOR”) rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contained an accordion provision that allowed us to increase our availability by $150,000,000 to $750,000,000 at any time prior to maturity. During the fourth quarter, we exercised the accordion provision adding two banks to the facility and increasing our availability to $750,000,000 while maintaining the existing interest rate structure.
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
We follow the provisions of SFAS No. 144 for reporting dispositions of operating properties. Pursuant to the definition of a component of an entity in SFAS No. 144, assuming no significant continuing involvement, all earnings of properties which have been sold or determined by management to be held for sale are reported as discontinued operations. We consider assets held for sale when the transaction has been approved by the appropriate level of management and there are no significant contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing and, accordingly, the property is not identified as held for sale until the closing actually occurs. However, each potential sale is evaluated based on its separate facts and circumstances.

Leasing Operations – We enter into leases with tenants in our rental properties. The lease terms of tenants occupying space in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants which typically run longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related leases, which includes the effects of rent steps and rent abatements under the leases. Overage rents are recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition,” which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred.
Construction – Revenue and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Military Housing Fee Revenues – Revenues for development fees related to our military housing projects are based on a stated percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize additional development incentive fees based on a stated percent that is earned upon the successful completion of certain criteria such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Revenues of $65,141,000, $7,981,000 and $1,697,000 were recognized during the years ended January 31, 2008, 2007 and 2006, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.
Revenues related to construction management fees are earned and recognized based on amounts paid for the cost of each construction contract. We also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contract. Revenues of $916,000, $4,327,000 and $1,379,000 were recognized during the years ended January 31, 2008, 2007 and 2006, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.
Property management and asset management fee revenues are recognized based on a stated percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognized certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreement. Property management and asset management fees of $9,357,000, $5,366,000 and $3,047,000 were recognized during the years ended January 31, 2008, 2007 and 2006, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.
Recognition of Costs and Expenses
Operating expenses primarily represent the recognition of operating costs, which are charged to operations as incurred, administrative expenses and taxes other than income taxes. Interest expense and real estate taxes during active development and construction are capitalized as a part of the project cost.
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the life of the tenant’s lease. This estimate is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements. We believe the estimated useful lives and classification of the depreciation and amortization of fixed assets and tenant improvements are reasonable and follow industry standards. In our Residential Group, we purchased our partner’s interest in contracts related to our military family housing projects during the years ended January 31, 2008 and 2007. We have recorded the cost of these contracts as intangible assets and the amounts will be amortized over the life of the respective contracts.
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
A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34, “Capitalization of Interest Cost,” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Earnings.
We review our properties to determine if their carrying costs will be recovered from future operating cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where we do not expect to recover the carrying costs, an impairment loss is recorded as a provision for decline in real estate.
Allowance for Projects Under Development – We record an allowance for development project write-offs for our projects under development. A specific project is written off against this allowance when it is determined by management that the project will not be developed. The allowance, which is consistently applied, is adjusted on a quarterly basis based on our actual development project write-off history. The allowance balance was $11,786,000 and $15,686,000 at January 31, 2008 and 2007, respectively, and is included in accounts payable and accrued expenses in our Consolidated Balance Sheets. The allowance decreased by $3,900,000, $800,000 and $3,500,000 for the years ended January 31, 2008, 2007 and 2006, respectively. Any change in the allowance is reported in operating expenses in our Consolidated Statements of Earnings.
Acquisition of Rental Properties – Upon acquisition of rental property, we allocate the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Our estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by us in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. We also consider information obtained about each property as a result of its pre- acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We also use the information obtained as a result of our pre-acquisition due diligence as part of our consideration of the Financial Accounting Standards Board Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations,” and when necessary, will record a conditional asset retirement obligation as part of our purchase price.
Characteristics considered by us in allocating value to our tenant relationships include the nature and extent of our business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The value of tenant relationship intangibles is amortized over the remaining initial lease term and expected renewals, but in no event longer than the remaining depreciable life of the building. The value of in-place leases is amortized over the remaining non-cancelable term of the respective leases and any fixed-rate renewal periods.
In the event that a tenant terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, would be charged to expense.
Allowance for Doubtful Accounts and Reserves on Notes Receivable – We record allowances against our rent receivables from commercial and residential tenants that we deem to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. This estimate is calculated based on a three-year history of early tenant lease terminations as well as an estimate for expected activity of current tenants in the case of the straight-line rent adjustments. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. We estimate the allowance for notes receivable based on our assessment of expected future cash flows estimated to be paid to us. If our estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur. Our allowance for doubtful accounts, which includes our straight-line allowance, was $13,084,000 and $12,617,000, at January 31, 2008 and 2007, respectively.
Historic and New Market Tax Credit Entities – We have certain investments in properties that have received, or we believe are entitled to receive, historic rehabilitation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs. We typically enter into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into these investments, they are entitled to substantially all of the benefits derived from the tax credit, but generally have no material interest in the underlying economics of the properties. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby we may be obligated (or entitled) to repurchase the financial investors’ interest. We have consolidated each of these properties in our consolidated financial statements, and have reflected the investors’ contribution as a liability in our Consolidated Balance Sheets.
We guarantee the financial investor that in the event of a subsequent recapture by a taxing authority due to our noncompliance with applicable tax credit guidelines that we will indemnify the financial investor for any recaptured tax credits. Within our consolidated financial statements, we initially record a liability for the cash received from the financial investor. We generally record income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. During the years ended January 31, 2008 and 2007, we recognized income related to tax credits of $10,788,000 and $25,873,000, respectively, which were recorded in interest and other income in our Consolidated Statements of Earnings. During the year ended January 31, 2006, we recognized no income related to tax credits.
Asset Impairment – We review our consolidated investment portfolio to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where we do not expect to recover our carrying costs, an impairment loss is recorded as a provision for decline in real estate for assets in our real estate portfolio pursuant to the guidance established in SFAS No. 144. For our equity method investments, a loss in value of an investment which is other than a temporary decline is recognized in earnings based upon the length of time elapsed, severity of decline and consideration of all other relevant facts and circumstances. As part of the analysis to determine if an impairment loss has occurred, we are required to make estimates to determine future operating cash flows. If different estimates are applied in determining future operating cash flows, such as occupancy rates, expected sales prices and rent and expense increases, we may not record an impairment loss, or may record a greater impairment loss.
Variable Interest Entities – Under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), we are required to consolidate a VIE if our interest in the VIE is such that we will absorb a majority of the entity’s expected losses and/or receive a majority of the entity’s expected residual returns, or both. Calculating expected losses and/or expected residual returns involves estimating expected future cash flows. If different estimates are applied in determining future cash flows, such as the probability of the future cash flows and the risk free rate, we may have otherwise concluded on the consolidation method of an entity.
Fiscal Year – The years 2007, 2006 and 2005 refer to the fiscal years ended January 31, 2008, 2007 and 2006, respectively.
Results of Operations
We report our results of operations by each of our three strategic business units as we believe this provides the most meaningful understanding of our financial performance. In addition to our three strategic business units, we have two additional segments: the Nets and Corporate Activities.
Net Earnings – Net earnings for the year ended January 31, 2008 was $52,425,000 versus $177,251,000 for the year ended January 31, 2007. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
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

•
$34,458,000 ($51,756,000, pre-tax) related to decreased earnings in 2007 reported in the Land Development Group primarily due to a decrease in land sales at Sweetwater Ranch, in Austin, Texas, Stapleton, in Denver, Colorado and Bal Gra in Edenton, North Carolina;

•
$9,256,000 ($15,085,000, pre-tax) related to income recognition on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits (collectively, “the Tax Credits”) in 2006 that did not recur at the same level;

•
$8,109,000 ($13,215,000, pre-tax) related to decreases in earnings from the Commercial Group outlot land sales in 2007 primarily at Simi Valley in Simi Valley, California partially offset by the 2007 land sale and related site work construction at Ridge Hill Retail, in Yonkers, New York which is accounted for under the percentage of completion method;

•	$6,081,000 ($9,910,000, pre-tax) related to increased write-offs of abandoned development projects in 2007 compared to 2006;

•
$5,074,000 ($8,269,000, pre-tax) related to an impairment charge under SFAS No. 144. Due to the continued deterioration of the condominium market in Los Angeles, California during the fourth quarter of 2007, Mercury, an unconsolidated condominium project, lowered certain estimates regarding future undiscounted cash flows on condominium sales; and

•
$4,809,000 ($7,837,000, pre-tax) related to management’s approved plan to demolish two buildings owned by us adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to this new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in accelerated depreciation expense.

These decreases were partially offset by the following increases, net of tax and minority interest:
•
$64,605,000 ($105,287,000, pre-tax) related to the 2007 gains on disposition of Landings of Brentwood and the following six consolidated supported-living apartment properties: Sterling Glen of Bayshore, in Bayshore, New York, Sterling Glen of Center City, in Philadelphia, Pennsylvania, Sterling Glen of Darien, in Darien, Connecticut, Sterling Glen of Forest Hills, in Forest Hills, New York, Sterling Glen of Plainview, in Plainview, New York and Sterling Glen of Stamford in Stamford, Connecticut;

•
$10,940,000 ($17,830,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn, a consolidated supported-living apartment community under construction in Roslyn, New York (see the Discontinued Operations section);

•
$8,831,000 ($14,392,000, pre-tax) related to the 2007 gains on disposition of two equity method properties, University Park at MIT Hotel located in Cambridge, Massachusetts and White Acres, an apartment community located in Richmond Heights, Ohio; and

•	$6,685,000 ($10,858,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii and Illinois.
Net earnings for the year ended January 31, 2007 was $177,251,000 versus $83,519,000 for the year ended January 31, 2006. This variance to the prior year is primarily attributable to the following increases, which are net of tax and minority interest:
•
$143,026,000 ($233,092,000, pre-tax) related to the 2006 gains on disposition of six consolidated properties, Mount Vernon Square, Providence at Palm Harbor, Hilton Times Square, G Street, Embassy Suites Hotel and Battery Park City;

•	$15,876,000 ($25,873,000, pre-tax) related to income recognition on the sale of the Tax Credits;

•	$5,765,000 ($9,831,000, pre-tax) related to the decreased losses from our equity investment in the New Jersey Nets basketball team (see the Nets section); and

•	$4,700,000 ($7,662,000, pre-tax) related to the 2006 gain on disposition of one equity method Commercial property, Midtown Plaza.
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

•
$9,913,000 ($16,155,000, pre-tax) related to decreases in Commercial Group sales of land, outlots, and development projects. These decreases are made up of $7,008,000, pre-tax, related to a 2005 land sale at Twelve MetroTech Center, in Brooklyn, New York, $7,174,000, pre-tax, in outlot land sales for our consolidated properties primarily at Victoria Gardens in Rancho Cucamonga, California, Simi Valley and Wadsworth in Ohio, and $4,528,000, pre-tax, related to the sale of a development project in Las Vegas, Nevada. These decreases were partially offset by increased land sales of $2,555,000, pre-tax, for our unconsolidated properties at Victor Village, located in Victorville, California and Charleston Mall in Charleston, West Virginia;

•	$10,000,000 related to the one-time reduction of deferred income taxes which resulted from a favorable change in our effective tax rate due to a change in the rate in the State of Ohio during 2005;

•
$5,759,000 ($9,386,000, pre-tax) related to the fair market value adjustments of certain of our forward swaps which were marked to market as additional interest expense as a result of the derivatives not qualifying for hedge accounting (See the Interest Rate Exposure section);

•	$3,583,000 ($5,840,000, pre-tax) related to our development fee revenue at Twelve MetroTech Center that did not recur; and

•	$3,469,000 ($4,738,000, pre-tax) related to the expensing of stock options upon our adoption of SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”), on February 1, 2006.

MD&A is continued on next page

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, equity in earnings (loss) of unconsolidated entities, operating expenses and interest expense by segment for the years ended January 31, 2008, 2007 and 2006, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Years Ended January 31,
	2008	2007	2006

	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$851,496	$753,148	$698,399
Commercial Group Land Sales	76,940	58,167	125,938
Residential Group	274,927	194,806	159,045
Land Development Group	92,257	117,230	107,869
The Nets	-	-	-
Corporate Activities	-	-	-

Total Revenues from Real Estate Operations	$1,295,620	$1,123,351	$1,091,251

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$11,487	$16,274	$11,493
Gain on sale of University Park at MIT Hotel	12,286	-	-
Gain on sale of Midtown	-	7,662	-
Gain on sale of Showcase	-	-	13,145
Residential Group	2,027	118	5,936
Gain on sale of White Acres	2,106	-	-
Gain on sale of Colony Place	-	-	5,352
Gain on sale of Flower Park Plaza	-	-	2,526
Land Development Group	5,245	39,190	41,304
The Nets	(20,878)	(14,703)	(24,534)
Corporate Activities	-	1	(21)

Total Equity in Earnings (Loss) of Unconsolidated Entities	$12,273	$48,542	$55,201

Operating Expenses
Commercial Group	$436,432	$401,027	$340,642
Cost of Commercial Group Land Sales	54,888	27,106	65,675
Residential Group	187,012	132,556	108,375
Land Development Group	67,687	75,107	64,463
The Nets	-	-	-
Corporate Activities	41,635	41,607	36,907

Total Operating Expenses	$787,654	$677,403	$616,062

Interest Expense
Commercial Group	$214,785	$178,200	$166,391
Residential Group	49,907	48,171	34,345
Land Development Group	413	8,875	7,606
The Nets	-	-	-
Corporate Activities	63,782	48,086	45,003

Total Interest Expense	$328,887	$283,332	$253,345

Commercial Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $117,121,000, or 14.44%, for the year ended January 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $59,854,000 related to new property openings, as noted in the table on page 43;

•
Increase of $15,045,000 related to the 2007 land sale and related site work construction at Ridge Hill Retail located in Yonkers, New York, which is accounted for under the percentage of completion method;

•
Increase of $13,931,000 related to the buyout of our partner in the third quarter of 2006 in Galleria at Sunset, a regional mall in Henderson, Nevada, which was previously accounted for on the equity method of accounting;

•
Increase of $5,466,000 related to the amortization to straight-line rent of above and below market leases, which were recorded as a component of the purchase price allocation for the New York portfolio transaction;

•
Increase of $5,297,000 related to an increase in rents primarily at the following regional malls: Antelope Valley, Victoria Gardens, Promenade in Temecula, South Bay Galleria and Simi Valley Town Center, which are all located in California;

•	Increase of $4,108,000 primarily related to reduced vacancies at 42nd Street Retail and Short Pump Town Center located in Richmond, Virginia; and

•
Increase of $3,728,000 related to an increase in commercial outlot land sales primarily at Promenade Bolingbrook located in Bolingbrook, Illinois and White Oak Village in Richmond, Virginia, which was partially offset by decreases at Simi Valley and Victoria Gardens.

These increases were partially offset by the following decrease:
•
Decrease of $11,714,000 related to revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman, a development project in Manhattan, New York. This represents a reimbursement of costs which is included in operating and interest expenses on page 43.

The balance of the remaining increase in revenues from real estate operations of approximately $21,406,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group decreased by $13,022,000, or 1.58%, for the year ended January 31, 2007 compared to the prior year. This decrease was primarily the result of:
•	Decrease of $48,317,000 related to a decrease in commercial outlot land sales primarily at Simi Valley, Wadsworth in Ohio, Victoria Gardens and Promenade Bolingbrook;

•	Decrease of $19,456,000 related to a 2005 land sale at Twelve Metrotech Center, in Brooklyn, New York, which did not recur;

•	Decrease of $9,733,000 related to development fee revenue at Twelve Metrotech Center, which did not recur; and

•	Decrease of $4,528,000 related to the 2005 sale of a development project in Las Vegas, Nevada.
These decreases were partially offset by the following increases:
•	Increase of $21,294,000 related to new property openings, as noted in the table on page 43;

•
Increase of $15,594,000 related to revenues earned on a construction contract from the New York City School Construction Authority related to construction of a school on the ground floor of Beekman. This represents a reimbursement of costs which is included in operating and interest expenses on page 43;

•	Increase of $8,901,000 related to an increase in occupancy and rents primarily at Victoria Gardens, Promenade in Temecula and South Bay Galleria;

•	Increase of $8,345,000 related to the buyout of our partner in Galleria at Sunset, which was previously accounted for on the equity method of accounting;

•	Increase of $3,039,000 primarily related to increases in occupancy and rates in our hotel portfolio;

•	Increase of $2,264,000 related to two tenants’ lease cancellations fees, one at M.K. Ferguson Plaza in Cleveland, Ohio and another at Quebec Square in Denver, Colorado; and

•	Increase of $1,960,000 primarily related to the expansion of Short Pump Town Center, which opened in September 2005.
The balance of the remaining increase in revenues from real estate operations of approximately $7,615,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses – Operating expenses increased $63,187,000, or 14.76%, for the year ended January 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $25,588,000 related to new property openings, as noted in the table on page 43;

•
Increase of $15,563,000 related to an increase in commercial outlot sales primarily at Promenade Bolingbrook, and White Oak Village, which was partially offset by decreases at Orchard Town Center, Simi Valley and Salt Lake City;

•
Increase of $12,219,000 related to the 2007 costs associated with the land sale and related site work construction at Ridge Hill Retail which is accounted for under the percentage of completion method; and

•	Increase of $3,493,000 related to the buyout of our partner in Galleria at Sunset, which was previously accounted for on the equity method of accounting.
These increases were partially offset by the following decreases:
•
Decrease of $11,714,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which is included in revenues from real estate operations as discussed above; and

•	Decrease of $2,973,000 primarily related to Issue 3 – Ohio Earn and Learn initiatives in the prior year, in order to secure a gaming license in Ohio, which was not approved by the voters.
The balance of the remaining increase in operating expenses of approximately $21,011,000 was generally due to fluctuations in mature properties and general operating activities.
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

•	Increase of $9,943,000 related to new property openings, as noted in the table on page 43;

•	Increase of $5,453,000 related to an increase in occupancy primarily at the following regional malls: Victoria Gardens, Promenade in Temecula and South Bay Galleria;

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

•	Increase of $1,005,000 related to the expensing of stock options as a result of the adoption of SFAS No. 123(R) on February 1, 2006; and

•	Increase of $929,000 related to non-capitalizable marketing and promotion costs for Atlantic Yards in Brooklyn, New York.
These increases were partially offset by the following decreases:
•	Decrease of $27,873,000 related to a decrease in commercial outlot land sales primarily at Simi Valley, Wadsworth and Promenade Bolingbrook; and

•	Decrease of $10,696,000 related to a land sale at Twelve MetroTech Center, which did not recur.
The balance of the remaining increase in operating expenses of approximately $15,793,000 was generally due to fluctuations in mature properties and general operating activities.

Interest expense for the Commercial Group increased by $36,585,000, or 20.53%, during the year ended January 31, 2008 compared to the prior year. The increase is primarily attributable to openings of the properties in the first table listed below. Interest expense for the Commercial Group increased by $11,809,000, or 7.10%, during the year ended January 31, 2007 compared to the prior year. The increase was primarily attributable to properties listed in the second table below and the fair value adjustment of forward swaps marked to market as additional interest expense that occurred during 2006.
The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the year ended January 31, 2008 compared to the prior year (dollars in thousands):

					Revenue
					from Real
		Quarter/Year		Square	Estate	Operating
Property	Location	Opened		Feet	Operations	Expenses

Retail Centers:
Victoria Gardens-Bass Pro	Rancho Cucamonga, California	Q2-2007		180,000	$2,710	$351
Promenade Bolingbrook	Bolingbrook, Illinois	Q1-2007		750,000	8,993	5,597
Northfield at Stapleton	Denver, Colorado	Q3-2006		1,106,000	6,239	3,005

Office Buildings:
New York Times	Manhattan, New York	Q3-2007		737,000	23,134	5,028
Richmond Office Park	Richmond, Virginia	Q2-2007	(1)	570,000	6,201	2,020
Illinois Science and Technology Park-Building Q	Skokie, Illinois	Q1-2007	(1)	158,000	1,091	1,589
Colorado Studios	Denver, Colorado	Q1-2007	(1)	75,000	332	116
Commerce Court	Pittsburgh, Pennsylvania	Q1-2007	(1)	377,000	5,386	3,440
Illinois Science and Technology Park – Building A	Skokie, Illinois	Q4-2006	(1)	225,000	2,758	1,792
Illinois Science and Technology Park – Building P	Skokie, Illinois	Q4-2006	(1)	132,000	1,103	1,228
Edgeworth Building	Richmond, Virginia	Q4-2006		137,000	1,368	1,124
Stapleton Medical Office Building	Denver, Colorado	Q3-2006		45,000	539	298

Total					$59,854	$25,588

(1) Acquired property.

The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the year ended January 31, 2007 compared to the prior year (dollars in thousands):

					Revenue
					from Real
		Quarter/Year		Square	Estate	Operating
Property	Location	Opened		Feet	Operations	Expenses

Retail Centers:
Northfield at Stapleton	Denver, Colorado	Q3-2006		1,106,000	$3,972	$4,919
Simi Valley Town Center	Simi Valley, California	Q3-2005		612,000	13,692	4,028

Office Buildings:
Illinois Science and Technology Park – Building A	Skokie, Illinois	Q4-2006	(1)	225,000	616	349
Illinois Science and Technology Park – Building P	Skokie, Illinois	Q4-2006	(1)	132,000	133	476
Edgeworth Building	Richmond, Virginia	Q4-2006		137,000	144	3
Stapleton Medical Office Building	Denver, Colorado	Q3-2006		45,000	299	66
Resurrection Health Care	Skokie, Illinois	Q1-2006	(1)	40,000	323	13
Ballston Common Office Center	Arlington, Virginia	Q2-2005	(1)	176,000	2,115	89

Total					$21,294	$9,943

(1)	Acquired property.
Total occupancy for the Commercial Group is 92.1% and 89.7% for retail and office, respectively, as of January 31, 2008 compared to 93.1% and 90.1%, respectively, as of January 31, 2007. Retail and office occupancy as of January 31, 2008 and 2007 is based on square feet leased at the end of the fiscal quarter. Average occupancy for hotels for the year ended January 31, 2008 is 70.0% compared to 67.7% for the year ended January 31, 2007. Total hotel average occupancy year-to-date for January 31, 2007 has been restated to exclude University Park at MIT Hotel which sold during the year ended January 31, 2008.
As of January 31, 2008, the average base rent per square foot expiring for retail and office leases is $26.56 and $29.86, respectively, compared to $26.35 and $27.16, respectively, as of January 31, 2007. Square feet of expiring leases and average base rent per square foot are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $141.60 and $136.32 for the year ended January 31, 2008 and 2007, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the years ended January 31, 2008 and 2007.

Residential Group
Revenues from real estate operations – Revenues from real estate operations for the Residential Group increased by $80,121,000, or 41.1%, during the year ended January 31, 2008 compared to the prior year. This increase was primarily the result of:
•
Increase of $57,878,000 related to military housing fee income from the management and development of units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado;

•
Increase of $13,847,000 related to the buyout of our partners at Sterling Glen of Glen Cove in Glen Cove, New York, Sterling Glen of Great Neck in Great Neck, New York, Midtown Towers in Parma, Ohio and Village Green in Beachwood, Ohio previously accounted for on the equity method of accounting; and

•	Increase of $7,868,000 related to new property openings and an acquired property as noted in the table on page 45.
These increases were partially offset by the following decreases:
•	Decrease of $7,803,000 due to the leasing of certain supported-living apartment properties (see the “Discontinued Operations” section of the MD&A); and

•	Decrease of $2,100,000 related to the 2006 land sale at Bridgewater in Hampton, Virginia.
The balance of the remaining increase of approximately $10,431,000 was generally due to fluctuations in other mature properties.
Revenues from real estate operations for the Residential Group increased by $35,761,000, or 22.5%, during the year ended January 31, 2007 compared to the prior year. This increase was primarily the result of:
•	Increase of $16,241,000 related to new property openings as noted in the table on page 45;

•	Increase of $11,578,000 related to military housing fee income from the management and development of units in Hawaii and Illinois;

•
Increase of $4,869,000 related to an increase in rents and occupancies primarily at the following properties: Grand in North Bethesda, Maryland, Pavilion in Chicago, Illinois, Lofts at 1835 Arch in Philadelphia, Pennsylvania, Museum Towers in Philadelphia, Pennsylvania, Sterling Glen of Ryebrook in Ryebrook, New York, and Forest Trace in Lauderhill, Florida;

•	Increase of approximately $2,100,000 related to a land sale at Bridgewater in Hampton, Virginia; and

•	Increase of $517,000 due to the consolidation of one property previously accounted for on the equity method of accounting as a result of the buyout of a partner on this property.
The balance of the remaining increase of approximately $456,000 was generally due to fluctuations in other mature properties.
Operating and Interest Expenses – Operating expenses for the Residential Group increased by $54,456,000, or 41.1%, during the year ended January 31, 2008 compared to the prior year. This increase was primarily the result of:
•	Increase of $48,018,000 related to management expenditures associated with military housing fee income;

•	Increase of $7,137,000 related to the buyout of our partners at Sterling Glen of Glen Cove, Sterling Glen of Great Neck, Midtown Towers and Village Green;

•	Increase of $3,583,000 in write-offs of abandoned development projects; and

•	Increase of $1,230,000 related to new property openings and an acquired property as noted in the table on page 45.
These increases were partially offset by the following decreases:
•	Decrease of $8,278,000 due to the leasing of certain supported-living apartment properties (see the “Discontinued Operations” section of the MD&A); and

•	Decrease of approximately $2,000,000 related to the 2006 land sale at Bridgewater.
The balance of the remaining increase of approximately $4,766,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $24,181,000, or 22.3%, during the year ended January 31, 2007 compared to the prior year. This increase was primarily the result of:
•	Increase of $8,171,000 related to new property openings as noted in the table below;

•	Increase of approximately $2,000,000 primarily related to a land sale at Bridgewater;

•
Increase of $1,634,000 related to write-offs of development projects that we believed were no longer probable of occurring, and the reduction of the projects under development reserve that did not recur in the current year;

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
The balance of the remaining increase of approximately $10,349,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $1,736,000, or 3.6%, during the year ended January 31, 2008 compared to the prior year. This increase was primarily attributable to openings of properties in the table below. Interest expense for the Residential Group increased by $13,826,000, or 40.3%, during the year ended January 31, 2007 compared to the prior year. This increase was primarily attributable to openings of properties in the table below and the early repayment of a participating loan on a Residential Group property.
The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the year ended January 31, 2008 compared to the prior year (dollars in thousands):

					Revenue from
		Quarter/Year		Number	Real Estate	Operating
Property	Location	Opened		of Units	Operations	Expenses

Wilson Building	Dallas, Texas	Q4-2007	(1)	143	$56	$86
Tobacco Row - Cameron Kinney	Richmond, Virginia	Q2-2007	(1)	259	2,153	937
Stapleton Town Center - Botanica Phase II	Denver, Colorado	Q2-2007		154	548	255
1251 S. Michigan	Chicago, Illinois	Q1-2006		91	598	(174)
Sky55	Chicago, Illinois	Q1-2006		411	4,513	126

Total					$7,868	$1,230

(1)	Acquired property
The following table presents the increases in revenue and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the year ended January 31, 2007 compared to the prior year (dollars in thousands):

				Revenue
				from
		Quarter/Year	Number	Real Estate	Operating
Property	Location	Opened	of Units	Operations	Expenses

1251 S. Michigan	Chicago, Illinois	Q1-2006	91	$214	$621
Sky55	Chicago, Illinois	Q1-2006	411	1,968	4,641
100 Landsdowne Street	Cambridge, Massachusetts	Q3-2005	203	3,851	1,264
Ashton Mill	Cumberland, Rhode Island	Q3-2005	193	3,328	453
Metro 417	Los Angeles, California	Q2-2005	277	6,016	914
Lofts at 23 Sidney	Cambridge, Massachusetts	Q1-2005	51	864	278

Total				$16,241	$8,171

Total average occupancy year-to-date for the Residential Group is 91.6% for the years ended January 31, 2008 and January 31, 2007. Average residential occupancy year-to-date for 2007 and 2006 is calculated by dividing gross potential rent less vacancy by gross potential rent.
Net rental income (“NRI”) for our Residential Group was 93.4% and 92.8% for the years ended January 31, 2008 and 2007, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Land Development Group
Revenues from real estate operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land that we believe is in good markets throughout the country. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry that are anticipated to continue into 2008. Revenues from real estate operations for the Land Development Group decreased by $24,973,000 for the year ended January 31, 2008 compared to the prior year. This decrease is primarily the result of:
•	Decrease of $18,922,000 in land sales at Bal Gra in Edenton, North Carolina;

•	Decrease of $15,150,000 in land sales at Stapleton in Denver, Colorado;

•	Decrease of $6,326,000 in land sales at Tangerine Crossing, in Tucson, Arizona;

•	Decrease of $2,334,000 in land sales at Waterbury in North Ridgeville, Ohio; and

•
Decrease of $3,457,000 in land sales primarily at four major land development projects: Suncoast Lakes in Pasco County, Florida; Wheatfield Lake in Wheatfield, New York; Creekstone in Copley, Ohio; and Chestnut Plaza in Elyria, Ohio; combined with several smaller sales decreases at other land development projects.

These decreases were partially offset by the following increases:
•	Increase of $7,528,000 in land sales at Prosper in Prosper, Texas;

•	Increase of $5,100,000 in land sales at Mill Creek in York County, South Carolina;

•	Increase of $4,176,000 in land sales at Summers Walk in Davidson, North Carolina;

•	Increase of $2,095,000 primarily in land sales at Sunrise Development in Cleveland, Ohio;

•	Increase of $1,527,000 in land sales at Rockport Square in Lakewood, Ohio; and

•
Increase of $790,000 in land sales primarily at two land development projects: Legacy Lakes in Aberdeen, North Carolina; and Mallard Point in Lorain, Ohio; combined with several smaller sales increases at other land development projects.

Revenues from real estate operations for the Land Development Group increased by $9,361,000 for the year ended January 31, 2007 compared to the prior year. This increase is primarily the result of:
•	Increase of $19,000,000 in land sales at Bal Gra;

•	Increase of $13,980,000 in land sales at Tangerine Crossing; and

•
Increase of $8,349,000 in land sales primarily at three land development projects, Mill Creek, Wheatfield Lake and Rockport Square, combined with several smaller sales increases at other land development projects.

These increases were partially offset by the following decreases:
•	Decrease of $11,965,000 in land sales at Stapleton;

•	Decrease of $9,072,000 in land sales at Suncoast Lakes;

•	Decrease of $5,415,000 in land sales at Thornbury in Solon, Ohio;

•	Decrease of $2,636,000 in land sales at Waterbury; and
•	Decrease of $2,880,000 in land sales primarily at LaDue Reserve in Mantua, Ohio, combined with several smaller sales decreases at other land development projects.
Operating and Interest Expenses – Operating expenses decreased by $7,420,000 for the year ended January 31, 2008 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $10,830,000 at Bal Gra primarily related to decreased land sales;

•	Decrease of $3,411,000 at Stapleton primarily related to decreased land sales;

•	Decrease of $1,844,000 at Tangerine Crossing primarily related to decreased land sales; and

•	Decrease of $3,712,000 primarily related to decreased land sales at Wheatfield Lake, Creekstone and Suncoast Lakes, combined with several smaller expense decreases at other land development projects.
These decreases were partially offset by the following increases:
•	Increase of $3,065,000 at Summers Walk primarily related to increased land sales;

•	Increase of $2,968,000 at Mill Creek primarily related to increased land sales;

•	Increase of $2,029,000 at Rockport Square primarily related to increased land sales;

•	Increase of $1,355,000 at Prosper primarily related to increased land sales;

•	Increase of $1,351,000 at Sunrise Development primarily related to increased land sales; and

•	Increase of $1,609,000 primarily related to increased land sales and expenditures at Mallard Point, combined with several smaller expense increases at other land development projects.
Operating expenses increased $10,644,000 for the year ended January 31, 2007 compared to the prior year. The increase is primarily the result of:
•	Increase of $10,909,000 at Bal Gra primarily related to increased land sales;

•	Increase of $6,862,000 at Tangerine Crossing primarily related to increased land sales; and

•
Increase of $7,910,000 primarily related to increased land sales at three major land development projects, Mill Creek, Rockport Square and Wheatfield, combined with several smaller increases at various other land development projects.

These increases were offset by:
•	Decrease of $5,939,000 at Suncoast Lakes primarily related to decreased land sales;

•	Decrease of $2,498,000 at Waterbury, primarily related to decreased land sales;

•	Decrease of $2,297,000 at Stapleton, primarily related to decreased land sales; and

•
Decrease of $4,303,000 primarily related to decreased land sales at LaDue Reserve, Central Station in Chicago, Illinois, and New Haven, combined with several smaller decreases at other land development projects.

Interest expense decreased by $8,462,000 for the year ended January 31, 2008 compared to the prior year. Interest expense increased by $1,269,000 for the year ended January 31, 2007 compared to the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our share of losses incurred in our equity investment in the Nets was a pre-tax loss of $20,878,000, $14,703,000 and $24,534,000 for the years ended January 31, 2008, 2007 and 2006, respectively, representing an increase in expense of $6,175,000 and a decrease in expense of $9,831,000 compared to the prior years. For the years ended January 31, 2008, 2007 and 2006, we recognized approximately 25%, 17% and 31% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. For the year ended January 31, 2008, we recognized a higher loss than in the prior year primarily due to the capital call we and certain of our partners funded and its effect on the allocation of profits and losses.
Included in the losses for the years ended January 31, 2008, 2007 and 2006, are approximately $12,191,000, $8,081,000 and $16,213,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team and our share of insurance premiums purchased on policies related to the standard indemnification required by the NBA. The remainder of the loss substantially relates to the operations of the team. The team is expected to operate at a loss in 2008 and will require additional capital from its members to fund the operating losses.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $28,000 for the year ended January 31, 2008 compared to the prior year, which was primarily related to general corporate expenses.
Operating expenses increased by $4,700,000 for the year ended January 31, 2007 compared to the prior year, which was primarily related to $3,614,000 of stock-based compensation accounted for under SFAS No. 123 (R), $776,000 of payroll costs and related costs, and the remaining amount related to general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense for Corporate Activities increased by $15,696,000 for the year ended January 31, 2008 compared to the prior year, primarily associated with increased borrowings during the year on the bank revolving credit facility and a full year of interest on the $287,500,000 puttable equity linked senior notes issued in a private placement in October 2006. Interest expense increased by $3,083,000 for the year ended January 31, 2007 compared to the prior year, primarily associated with increased borrowings on the bank revolving credit facility during the first nine months of 2006 and the issuance of the $287,500,000 of senior notes in October 2006.
Other Activity
The following items are discussed on a consolidated basis.
Interest and Other Income
For the years ended January 31, 2008, 2007 and 2006, we recorded interest and other income of $73,368,000, $61,411,000 and $27,595,000, respectively. Interest and other income increased $11,957,000 for the year ended January 31, 2008 partially due to the gain of $17,830,000 on sale of Sterling Glen of Roslyn, a supported-living apartment community under construction located in Roslyn, New York offset by a decrease of $15,085,000 related to the income recognition on the sale of the Tax Credits that did not recur at the same level for the year ended January 31, 2008. For the year ended January 31, 2007, interest and other income increased $33,816,000 primarily due to increased income recognition on the sale of the Tax Credits of $25,873,000.
Equity in Earnings of Unconsolidated Entities
Equity in earnings of unconsolidated entities was $12,273,000 for the year ended January 31, 2008 compared to $48,542,000 for the year ended January 31, 2007, representing a decrease of $36,269,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
–	Commercial Group
•	Decrease of $7,662,000 related to the 2006 gain on disposition of Midtown Plaza, a specialty retail center located in Parma, Ohio;

•	Decrease of $2,620,000 primarily related to decreased land sales at Victor Village, located in Victorville, California, and other sales of land development projects; and

•	Decrease of $2,236,000 due to the consolidation of Galleria at Sunset, a regional mall in Henderson, Nevada, in the third quarter of 2006 due to buy-out of our partner.

–	Land Development Group
•	Decrease of $14,366,000 related to decreased sales at Central Station, located in Chicago, Illinois;
•	Decrease of $8,907,000 related to decreased sales at Sweetwater Ranch, located in Austin, Texas, which have been completely sold out;

•	Decrease of $6,005,000 related to decreased land sales at Smith Family Homes in Tampa, Florida;

•	Decrease of $4,402,000 related to decreased land sales at Gladden Forest, located in Marana, Arizona and Chestnut Commons, located in Elyria, Ohio;

•	Decrease of $4,163,000 related to decreased land sales in Mayfield Village, Ohio, which have been completely sold out; and

•	Decrease of $1,570,000 primarily related to decreased land sales at Canterbury Crossing, located in Parker, Colorado.
–	Residential Group
•
Decrease of $8,269,000 related to an impairment charge under SFAS No. 144. Due to the continued deterioration of the condominium market in Los Angeles, California during the fourth quarter of 2007, Mercury, an unconsolidated condominium project, lowered certain estimates regarding future undiscounted cash flows on condominium sales.

–	The Nets
•	Decrease of $6,175,000 due to an increase in our share of the loss related to our equity investment in the Nets.
These decreases were partially offset by the following increases:
–	Commercial Group
•	Increase of $12,286,000 related to the 2007 gain on disposition of University Park at MIT Hotel in Cambridge, Massachusetts; and

•
Increase of $3,144,000 related to our proportionate share of earnings in our equity investment in San Francisco Centre, located in San Francisco, California, which opened during the third quarter of 2006.

–	Land Development Group
•	Increase of $2,605,000 related to increased land sales at Gladden Farms II, located in Marana, Arizona.
–	Residential Group
•	Increase of $2,106,000 related to the 2007 gain on disposition of White Acres, an apartment community located in Richmond Heights, Ohio.
The balance of the remaining increase of $9,965,000 was due to fluctuations in the operations of equity method investments.
Equity in earnings of unconsolidated entities was $48,542,000 for the year ended January 31, 2007 compared to $55,201,000 for the year ended January 31, 2006, representing a decrease of $6,659,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
–	Commercial Group
•	Decrease of $13,145,000 related to the 2005 gain on disposition of Showcase, a specialty retail center located in Las Vegas, Nevada.
–	Residential Group
•	Decrease of $5,352,000 related to the 2005 gain on disposition of Colony Place, an apartment community located in Fort Myers, Florida; and

•	Decrease of $2,526,000 related to the 2005 gain on disposition of Flower Park Plaza, an apartment community located in Santa Ana, California.

–	Land Development Group
•	Decrease of $11,130,000 related to decreased land sales at Grass Farms, located in Manatee County, Florida; and

•	Decrease of $5,224,000 related to decreased land sales at Central Station.
These decreases were partially offset by the following increases:
–	Commercial Group
•	Increase of $7,662,000 related to the 2006 gain on disposition of Midtown Plaza; and

•	Increase of $2,555,000 related to increased Commercial Group sales of land, outlots and development projects primarily at Victor Village and Charleston Mall, located in Charleston, West Virginia.
–	The Nets
•	Increase of $9,831,000 due to lower pre-tax loss related to our equity investment in the Nets.
–	Land Development Group
•	Increase of $10,657,000 related to increased land sales at Sweetwater Ranch; and

•	Increase of $4,197,000 related to increased land sales in Mayfield Village, Ohio.
The balance of the remaining decrease of $4,184,000 was due to fluctuations in the operations of equity method investments.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the years ended January 31, 2008, 2007 and 2006, we recorded amortization of mortgage procurement costs of $11,624,000, $10,710,000 and $9,888,000, respectively. Amortization of mortgage procurement costs increased $914,000 and $822,000 for the years ended January 31, 2008 and 2007, respectively, compared to the same periods in the prior years.
Loss on Early Extinguishment of Debt
For the years ended January 31, 2008, 2007 and 2006, we recorded $8,955,000, $2,175,000 and $5,181,000, respectively, as loss on early extinguishment of debt. For the year ended January 31, 2008, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Sterling Glen of Great Neck, a 142-unit supported living residential community located in Great Neck, New York, Northern Boulevard and Columbia Park Center, specialty retail centers located in Queens, New York and North Bergen, New Jersey, respectively, and Eleven MetroTech Center, an office building located in Brooklyn, New York and the early extinguishment of borrowings at 101 San Fernando, an apartment community located in San Jose, California in order to secure more favorable financing terms. The loss for the year ended January 31, 2008 also includes the impact of early extinguishment of the construction loan at New York Times, an office building located in Manhattan, New York, in order to obtain permanent financing, as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee, which was sold during the year ended January 31, 2008 (see “Discontinued Operations” section).
For the year ended January 31, 2007, the loss primarily represents the early extinguishment of a construction loan at Simi Valley Town Center, a retail center located in Simi Valley, California, in order to obtain permanent financing and the early extinguishment of other borrowings at 101 San Fernando. For the year ended January 31, 2006, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at One MetroTech Center and Ten MetroTech Center, office buildings located in Brooklyn, New York, and Sterling Glen of Ryebrook, a 166-unit supported living residential community located in Ryebrook, New York, in order to secure more favorable financing terms.

The following table summarizes early extinguishment of debt included in discontinued operations.

		Years Ended January 31,
		2008	2007	2006

		(in thousands)
Embassy Suites Hotel	Manhattan, New York	$-	$-	$2,369
Enclave	San Jose, California	-	-	948
Ranchstone	Denver, Colorado	-	-	565
Cherrywood Village	Denver, Colorado	-	-	546
Hilton Times Square	Manhattan, New York	-	-	510
Sterling Glen of Stamford	Stamford, Connecticut	163	-	73
Sterling Glen of Darien	Darien, Connecticut	104	-	46
Sterling Glen of Center City	Philadelphia, Pennsylvania	96	-	-
Mount Vernon Square	Alexandria, Virginia	-	-	(254)

Total		$363	$-	$4,803

Provision for Decline in Real Estate
We review our real estate portfolio, including land held for development or sale, to determine if our carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. In cases where we do not expect to recover our carrying costs, an impairment loss is recorded as a provision for decline in real estate pursuant to the guidance established in SFAS No. 144. For our equity method real estate investments, a loss in value of an investment which is other than a temporary decline is recognized as a provision for decline in real estate based upon the length of time elapsed, severity of decline and all other relevant facts and circumstances.
We recorded a provision for decline in real estate of $3,302,000, $1,923,000 and $3,274,000 for the years ended January 31, 2008, 2007 and 2006, respectively. For the year ended January 31, 2008, we recorded a provision of decline in real estate for the other than temporary decline in our equity method investments in our Land Development Group related to Smith Family Homes, located in Tampa, Florida of $2,050,000, Gladden Forest, located in Marana, Arizona of $850,000 and Old Stone Crossing at Caldwell Creek, located in Charlotte, North Carolina of $300,000. We also recorded a provision for decline in real estate of $102,000 at Syracuse Village, an affordable housing community, located in Denver, Colorado. For the year ended January 31, 2007, we recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a 345,000 square-foot Commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. For the year ended January 31, 2006, we recorded a provision for decline in real estate in the Land Development Group of $1,330,000 related to Rockport Square, a 174,000 square foot residential and retail development project located in Lakewood, Ohio, a provision of $1,500,000 related to the Ritz Carlton, a 206 room Commercial hotel located in Cleveland, Ohio, a provision of $256,000 related to Syracuse Village, an affordable housing community located in Denver, Colorado and a provision of $188,000 related to Kline’s Farm, a 378 acre planned residential community located in Girard, Ohio. These provisions represent a write down to the estimated fair value, less cost to sell, due to a change in events, such as an offer to purchase and/or consideration of current market conditions, related to the estimated future cash flows.
Depreciation and Amortization
We recorded depreciation and amortization of $232,584,000, $176,815,000 and $158,704,000 for the years ended January 31, 2008, 2007 and 2006, respectively. Depreciation and amortization increased $55,769,000 and $18,111,000 for the years ended January 31, 2008 and 2007, respectively, compared to the same periods in the prior years. The increase in 2007 compared to the prior year is partially the result of management’s approval to demolish two buildings adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in $7,837,000 of accelerated depreciation. Also included in this increase is $7,611,000 related to depreciation and amortization of tangible and intangible assets resulting from the New York portfolio transaction that closed in November of 2006 and $8,793,000 of amortization expense related to capitalized software costs. The remainder of the increase in 2007, as well as the increase in 2006 compared to the prior year, is primarily attributable to acquisitions and new property openings.
Income Taxes
Income tax expense for the three years ended January 31, 2008, 2007 and 2006 was $3,064,000, $34,728,000 and $27,667,000, respectively. The difference in the income tax benefit or expense reflected in the Consolidated Statements of Earnings versus the income tax benefit or expense computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to our charitable contribution and state NOL valuation allowances based upon management’s assessment of our ability to utilize such deferred tax assets, various permanent differences between pre-tax GAAP income and taxable income and the impact of the tax rate change in the State of Ohio discussed below.

At January 31, 2008, we had a federal net operating loss carryforward of $64,589,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock based compensation) that will expire in the years ending January 31, 2024 through January 31, 2028, a charitable contribution deduction carryforward of $40,676,000 that will expire in the years ending January 31, 2009 through January 31, 2013, General Business Credit carryovers of $13,866,000 that will expire in the years ending January 31, 2009 through January 31, 2028, and an alternative minimum tax (“AMT”) credit carryforward of $34,894,000 that is available until used to reduce Federal tax to the AMT amount. We have a full valuation allowance against the deferred tax asset associated with our charitable contributions because management believes at this time it is more likely than not that we will not realize these benefits. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
We applied the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) adjustments to the net operating loss. The net operating loss available for the tax provision was fully utilized during the current year. The January 31, 2008 tax return will include a stock-based compensation deduction of $27,200,000, of which $11,633,000 will decrease taxable income on the current year tax provision. As a result, we recorded an increase in additional paid-in-capital and an offsetting reduction in our current taxes payable in the amount of $3,748,000. We have not recorded a net deferred tax asset of approximately $13,355,000 from excess stock-based compensation deductions for which a benefit has not yet been recognized.
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
FIN No. 48
On July 13, 2006, the FASB Issued FIN No. 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.
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
We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of February 1, 2007 and January 31, 2008, we had approximately $682,000 and $840,000 of accrued interest and penalties related to uncertain income tax positions, respectively. During the current year, $137,000 of tax expense was booked relating to interest and penalties.
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

A reconciliation of the total amounts of our unrecognized tax benefits, exclusive of interest and penalties, at the date of adoption, February 1, 2007, and as of January 31, 2008 is depicted in the following table:

Liability for
Unrecognized
Tax Benefits
(in thousands)

Balance at date of adoption, February 1, 2007	$4,892

Gross increases for tax positions of prior years	946
Gross decreases for tax positions of prior years	(1,685)
Gross increases for tax positions in current year	79
Settlements	(411)
Lapse of statutes of limitation	(1,265)

Unrecognized tax benefits balance at January 31, 2008	$2,556

The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $539,000 as of January 31, 2008 and $844,000 as of February 1, 2007. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at January 31, 2008. Included in the $2,556,000 of unrecognized benefits noted above, is $2,439,000 which, due to the reasons above, could significantly decrease during the next twelve months.
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the years ended January 31, 2008, 2007 and 2006. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York, was held for sale at January 31, 2008. Sterling Glen of Lynbrook’s assets and liabilities as of January 31, 2008 are presented in the table below.

January 31, 2008
(in thousands)

Assets
Real estate	$29,858
Notes and accounts receivable, net	179
Other assets	1,635

Total Assets	$31,672

Liabilities
Mortgage debt, nonrecourse	$27,700
Accounts payable and accrued expenses	798

Total Liabilities	$28,498

The following table lists the consolidated rental properties included in discontinued operations:

		Square Feet/	Quarter/	Year	Year	Year
		Number	Year	Ended	Ended	Ended
Property	Location	of Units	Disposed	1/31/2008	1/31/2007	1/31/2006

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	-	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	-	Yes	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	-	Yes	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	-	Yes	Yes

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Est. Q1-2008	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	Yes	Yes	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	Yes	Yes	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	Yes	Yes	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	Yes	Yes	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	Yes	Yes	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	Yes	Yes	Yes
Landings of Brentwood	Nashville, Tennessee	724 units	Q2-2007	Yes	-	-
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	-	Yes	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	-	Yes	Yes
Enclave	San Jose, California	637 units	Q4-2005	-	-	Yes
Cherrywood Village	Denver, Colorado	360 units	Q3-2005	-	-	Yes
Ranchstone	Denver, Colorado	368 units	Q3-2005	-	-	Yes
During the year ended January 31, 2008, we consummated an agreement to sell eight and lease four supported-living apartment properties to a third party. Eleven of the properties are open and operating and one was under construction at the time of the agreement. Under terms of the agreement, the property that was under construction and seven operating properties will be sold and the four remaining properties will be operated by the purchaser under long-term operating leases. The operating leases have stated terms of five or ten years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. We are generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. During June 2007, prior to the agreements to dispose and lease its supported-living properties, we acquired our partner’s interests in each of these properties for net cash consideration of approximately $20,500,000. The acquisition of our partner’s interest (a related party who is an employee of ours) was accounted for as an acquisition of minority interest in accordance with SFAS No. 141, “Business Combinations,” and has been recorded as an adjustment of the basis of the supported-living properties.
Pursuant to the agreement, during July 2007, six operating properties listed in the table above were sold generating a gain on disposition of rental properties of $80,208,000 ($49,215,000, net of tax), which has been classified as discontinued operations along with the operating results of the six properties through the date of sale. The seventh operating property, Sterling Glen of Lynbrook, is expected to be sold in 2008 and is being operated by the purchaser under a short-term lease. This property is presented as discontinued operations as of January 31, 2008 as we believe it is probable the property will be sold within one year and all other criteria for classification as held for sale were met at January 31, 2008. During the year ended January 31, 2008, the property under construction, Sterling Glen of Roslyn, located in Roslyn, New York, was sold at a pre-tax gain of $17,830,000 ($10,940,000, net of tax) that is included in other income in the Consolidated Statements of Earnings for the year ended January 31, 2008.
Four of the remaining properties entered into long-term operating leases with the purchaser. We have continued to consolidate the leased properties in our Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66 have not been achieved. Further, we have concluded that the leased properties have met the criteria as VIEs pursuant to FIN No. 46(R), and due to our obligation to absorb a majority of expected losses, the leased properties are consolidated by us at January 31, 2008. These properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of January 31, 2008; therefore, these properties have not been included in discontinued operations.
During the year ended January 31, 2008, we also disposed of Landings of Brentwood, a 724-unit apartment community, for a gain on disposition of rental properties of $25,079,000 ($15,388,000, net of tax).
In addition, our Lumber Group strategic business unit was sold during the year ended January 31, 2005 for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price was to be paid in four annual installments commencing November 12, 2006. We deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain is recognized in discontinued operations and interest income is recognized in continuing operations as the note receivable principal and interest are collected. During the years ended January 31, 2008 and 2007, we received the first two annual installments of $1,250,000 each, which included $1,046,000 ($642,000, net of tax) of the deferred gain and $204,000 of interest income during the year ended January 31, 2007 and $760,000 ($466,000, net of tax) of the deferred gain and $490,000 of interest income during 2006.
The operating results related to discontinued operations were as follows:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Revenues	$26,304	$110,300	$171,133

Expenses
Operating expenses	20,055	76,349	122,232
Depreciation and amortization	1,947	9,894	22,666
Provision for decline in real estate	-	-	4,600

	22,002	86,243	149,498

Interest expense	(4,179)	(20,929)	(31,956)
Amortization of mortgage procurement costs	(90)	(477)	(3,362)
Loss on early extinguishment of debt	(363)	-	(4,803)

Interest income	942	2,333	841
Gain on disposition of rental properties and Lumber Group	106,333	351,861	43,198

Earnings before income taxes	106,945	356,845	25,553

Income tax expense (benefit)
Current	25,310	12,929	(7,178)
Deferred	16,013	79,336	17,055

	41,323	92,265	9,877

Earnings before minority interest	65,622	264,580	15,676

Minority interest, net of tax
Gain on disposition of rental properties	-	118,009	-
Operating earnings from rental properties	-	62	5

	-	118,071	5

Net earnings from discontinued operations	$65,622	$146,509	$15,671

Gain on Disposition of Rental Properties and Lumber Group
The following table summarizes the gain on disposition of rental properties and Lumber Group, before tax and minority interest, for the years ended January 31, 2008, 2007 and 2006:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Discontinued Operations:
Six Sterling Glen properties (Supported-Living Apartments) (1)	$80,208	$-	$-
Landings of Brentwood (Apartments) (2)	25,079	-	-
Hilton Times Square Hotel (2)	-	135,945	-
Embassy Suites Hotel (2)	-	117,606	-
Mount Vernon Square (Apartments) (2)	-	63,881	-
Battery Park City (Retail) (2)	-	25,888	-
Providence at Palm Harbor (Apartments) (2)	-	7,342	-
G Street Retail (Specialty Retail Center)	-	439	-
Enclave (Apartments) (2)	-	-	33,722
Ranchstone (Apartments) (2)	-	-	5,079
Cherrywood Village (Apartments) (2)	-	-	4,397
Lumber Group	1,046	760	-

Total	$106,333	$351,861	$43,198

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
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of gains on equity method investments disposed of during the years ended January 31, 2008, 2007 and 2006, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings.

		Years Ended January 31,
		2008	2007	2006
		(in thousands)

University Park at MIT Hotel	Cambridge, Massachusetts	$12,286	$-	$-
White Acres (Apartments)	Richmond Heights, Ohio	2,106	-	-
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	-	7,662	-
Showcase (Specialty Retail Center)	Las Vegas, Nevada	-	-	13,145
Colony Place (Apartments)	Fort Myers, Florida	-	-	5,352
Flower Park Plaza (Apartments)	Santa Ana, California	-	-	2,526

Total		$14,392	$7,662	$21,023

FINANCIAL CONDITION AND LIQUIDITY
We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Recent difficulties in the sub-prime mortgage markets have negatively impacted the lending and capital markets, particularly for real estate. The risk premium demanded by capital suppliers has increased significantly since the end of the second quarter. Lending spreads have widened from recent levels and originations of new loans for the Commercial Mortgage Backed Securities market have decreased significantly. Underwriting standards are being tightened and spreads have risen. While the long-term impact cannot be known, borrowing costs for us may rise and financing levels may be modestly lower. To date, we have not experienced any significant negative impact to our access to capital from the recent changes in the debt marketplace.
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
Our primary capital strategy seeks to isolate the financial risk at the property level to maximize returns and reduce risk on and of our equity capital. Our mortgage debt is nonrecourse, including our construction loans, with each property separately financed. We do not cross-collateralize our mortgage debt outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. We recycle this cash flow, together with refinancing and property sale proceeds to fund new development and acquisitions that we believe will drive favorable returns for our shareholders. This strategy has historically provided us with the necessary liquidity to take advantage of investment opportunities, and we believe will continue to do so in the future.
Effective December 1, 2005, the SEC adopted new rules that substantially modify the registration, communications and offering procedures under the Securities Act of 1933, as amended (“Securities Act”). These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are a WKSI as of January 31, 2008 and would be eligible to file an automatic shelf registration statement. In the meantime, we may still issue securities under our existing shelf registration statement described on pages 58-59.
Bank Revolving Credit Facility
On June 6, 2007, our 13-member bank group approved an amended and restated bank revolving credit facility. The amendment extended the maturity date one year until March 2010 and reduced the spread on the LIBOR rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contained an accordion provision that allowed us, subject to bank approval, to increase our maximum borrowings by $150,000,000 to $750,000,000 at any time prior to maturity. During the fourth quarter, we exercised the accordion provision, increasing our maximum borrowings to $750,000,000. The increase in availability was effected by increasing the commitments of certain banks and admitting two additional banks, resulting in a 15-member bank group, under the amendment. Our financial covenants, as defined in the credit facility, have remained unchanged.
The maximum allowable borrowings, outstanding balances and related terms of the bank revolving credit facility at January 31, 2008 and 2007 were as follows (in thousands, except percentage amounts):

	January 31,
	2008	2007

Maximum allowable borrowings (1)	$750,000	$600,000

Outstanding:
Borrowings	$39,000	$-
Letters of credit	$71,802	$72,324
Surety bonds	$-	$-

Related Terms:
LIBOR rate option (2)	1.45% + LIBOR	1.75% + LIBOR
Prime rate option	1/2% + prime rate	1/2% + prime rate
Dividend/stock repurchase limitation (3)	$40,000	$40,000
(1)	$100,000 of the available borrowings may be used for letters of credit or surety bonds.
(2)	We have historically elected the LIBOR rate option over the prime rate option.
(3)	At January 31, 2008, retained earnings of $15,243 were available for payment of dividends. Under the amended facility, this limitation will be reset each June 6 to $40,000.
Interest incurred and paid on the bank revolving credit facility was as follows:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Interest incurred	$9,449	$6,676	$3,688
Interest paid	$10,292	$7,867	$3,746

Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at both January 31, 2008 and 2007 (in thousands):

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000
6.500% Senior Notes due 2017	150,000
7.375% Senior Notes due 2034	100,000

Total Senior Notes	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	20,400
Subordinate Tax Revenue Bonds due 2013	29,000

Total Subordinated Debt	49,400

Total Senior and Subordinated Debt	$886,900

Puttable Equity-Linked Senior Notes
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of our Class A common stock, to repay the outstanding balance of $190,000,000 under our bank revolving credit facility (see Page 57) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. We may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
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
Upon the occurrence of an effective failure, we will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. At January 31, 2008, the maximum potential additional amounts that could be required to be paid by us is approximately $1,158,000 for the two year period in which the shelf registration is required to be effective. At January 31, 2008, we, in accordance with FASB Statement No. 5, “Accounting for Contingencies,” have concluded that it is not probable we will be required to pay additional amounts as a result of an effective failure.
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
Other Senior Notes
Along with our wholly-owned subsidiaries, Forest City Enterprises Capital Trust I (“Trust I”) and Forest City Enterprises Capital Trust II (“Trust II”), we filed an amended shelf registration statement with the SEC on May 24, 2002. This shelf registration statement amended the registration statement previously filed with the SEC in December 1997. This registration statement is intended to provide us flexibility to raise funds from the offering of Class A common stock, preferred stock, depositary shares and a variety of debt securities, warrants and other securities. Trust I and Trust II have not issued securities to date and, if issued, such securities would represent the sole net assets of the trusts. We have $292,180,000 available under our shelf registration at January 31, 2008.
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

Subordinated Debt
In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. We have entered into a total rate of return swap (“TRS”) for the benefit of these bonds that expires on September 15, 2008. Under this TRS, we receive a rate of 8.25% and pay the Security Industry and Financial Markets Association (“SIFMA”) rate plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
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
The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Interest incurred	$52,105	$44,896	$41,845
Interest paid	$52,250	$41,683	$36,971
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $63,000,000 Senior Limited Property Tax Supported Revenue Refunding Bonds (“Senior Limited Bonds”), Series 2005 and $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005 (collectively, the “2005 Bonds”). The District also used a portion of the proceeds to redeem $70,000,000 of previously issued revenue bonds in which we provided credit enhancement through Stapleton Land II, LLC, a consolidated subsidiary. As a result of the redemption, we were refunded $12,060,000 of collateral provided as credit enhancements under this borrowing to repay developer advances and accrued interest of $30,271,000 to Stapleton Land, LLC, our consolidated subsidiary.
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided a combination of cash and notes receivable aggregating approximately $10,000,000 as collateral, which was recorded in the Consolidated Balance Sheets as of January 31, 2007. During the year ended January 31, 2008, the cash component was replaced as collateral by certain notes receivable owned by us. For the year ended January 31, 2008, we recorded $722,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $649,000 is fee interest income and $73,000 is interest income on the collateral. For the year ended January 31, 2007, we recorded $1,031,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $650,000 is fee interest income and $381,000 is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At January 31, 2008, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. During the years ended January 31, 2008 and 2007, the District withdrew $24,000,000 and $20,000,000, respectively, of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into TRS with a notional amount of $44,000,000. We receive a fixed rate of 8.5% and pay SIFMA plus a spread on the TRS related to the Converted Bonds. We determined the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. We have classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The fair value of the Converted Bonds was $44,000,000 and $20,000,000, respectively, at January 31, 2008 and January 31, 2007. For the years ended January 31, 2008 and 2007, we recorded $1,451,000 and $268,000, respectively, as a reduction of interest expense related to the TRS and in the Consolidated Statement of Earnings. On February 1, 2008, the District withdrew an additional $14,000,000 of funds from the trustee for reimbursement of certain qualifying expenditures. Therefore, similar to the withdrawals discussed above, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC, under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into TRS with a notional amount of $14,000,000.
Other Structured Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”). As of January 31, 2008, the DURA bonds have not been repurchased or remarketed.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $23,108,000 at January 31, 2008 and $15,090,000 at January 31, 2007 is recorded in other assets in the Consolidated Balance Sheets. For the years ended January 31, 2008, 2007 and 2006, we reported interest income of $8,018,000, $7,847,000 and $6,431,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $12,070,000 of this commitment as of January 31, 2008.
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

We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2008 and 2009. During the year ended January 31, 2008, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$1,142,700
Development projects and acquisitions (1)	1,005,570
Loan extensions/additional fundings	678,567

$2,826,837

(1)	$915,053 of the $1,005,570 relates to development projects and represents the full amount available to be drawn on the loan.
Subsequent to January 31, 2008, we closed an approximately $1,400,000,000 in nonrecourse mortgage financing transactions.
Interest Rate Exposure
At January 31, 2008, the composition of nonrecourse mortgage debt was as follows:

				Total
	Operating	Development and		Weighted
	Properties	Land Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$3,926,960	$4,746	$3,931,706	6.08%
Variable (1)
Taxable	1,186,023	519,068	1,705,091	6.52%
Tax-Exempt	591,838	109,975	701,813	3.11%

	$5,704,821	$633,789	$6,338,610	5.87%

Total commitment from lenders		$1,432,558

(1)	Taxable variable-rate debt of $1,705,091 and tax-exempt variable-rate debt of $701,813 as of January 31, 2008 is protected with swaps and caps described below and on page 63.
To mitigate short-term variable-interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)(3)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

02/01/08-02/01/09 (2)	$771,053	5.90%	$889,690	5.13%
02/01/09-02/01/10	603,358	5.55	988,432	5.10
02/01/10-02/01/11	90,732	5.29	687,081	5.44
02/01/11-02/01/12	-	-	685,656	5.44
02/01/12-02/01/13	-	-	684,110	5.44
02/01/13-09/01/17	-	-	640,000	5.50
(1)	Excludes the forward swaps discussed on page 63.
(2)
These LIBOR-based hedges as of February 1, 2008 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2009.

(3)
Includes $640,000 for New York Times at 5.50% which expires in September 2017. During the year ended January 31, 2008, due to the decline in market interest rates, $74,781 of unrealized loss on this swap was recorded to Other Comprehensive Income and reduced Shareholders’ Equity.

Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index )

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
02/01/08-02/01/09	$232,025	5.98%
02/01/09-02/01/10	203,625	5.97
02/01/10-02/01/11	114,315	5.89
02/01/11-02/01/12	12,715	6.00
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
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of January 31, 2008 (dollars in thousands):
Forward Swaps

			Property Accounted for
			under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate
2009	$13,800	5.38%	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-
(1)
As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)
This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.

For the years ended January 31, 2008 and 2007, we recorded $7,184,000 and $9,386,000, respectively, of interest expense related to our forward swaps in our Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2008, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,307,000 at January 31, 2008. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,967,000 at January 31, 2008. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate. Additionally, we and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At January 31, 2008, the aggregate notional amount of TRS in which we and the Joint Ventures have an interest is approximately $385,450,000. The fair value of such contracts is immaterial at January 31, 2008 and January 31, 2007. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. While the bonds that have TRS have bond maturities that are generally greater than 20 years in duration, our TRS structures are generally no more than 5 years in duration.

Cash Flows
Operating Activities
Net cash provided by operating activities was $271,805,000, $309,879,000 and $356,924,000 for the years ended January 31, 2008, 2007 and 2006, respectively. The decrease in net cash provided by operating activities for the year ended January 31, 2008 compared to the year ended January 31, 2007 of $38,074,000 and for the year ended January 31, 2007 compared to the year ended January 31, 2006 of $47,045,000 are the result of the following:

	Years Ended January 31,
	2008 vs. 2007	2007 vs. 2006
	(in thousands)

(Decrease) increase in rents and other revenues received	$(21,964)	$93,259
(Decrease) increase in interest and other income received	(14,956)	35,949
Decrease in cash distributions from unconsolidated entities	(3,570)	(1,475)
Decrease in proceeds from land sales - Land Development Group	(13,817)	(32,220)
Increase (decrease) in proceeds from land sales - Commercial Group	13,830	(35,239)
Decrease in land development expenditures	31,230	19,323
Increase in operating expenditures	(20,384)	(97,129)
Increase in interest paid	(8,443)	(29,513)

Net decrease in cash provided by operating activities	$(38,074)	$(47,045)

Investing Activities
Net cash used in investing activities was $1,168,917,000, $821,168,000 and $912,795,000 for the years ended January 31, 2008, 2007 and 2006, respectively. The net cash used in investing activities consisted of the following:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Capital expenditures, including real estate acquisitions*	$(1,239,793)	$(979,647)	$(970,650)

Payment of lease procurement costs and other assets	(147,474)	(90,398)	(58,480)

Decrease (increase) in restricted cash used for capital expenditures:
Victoria Gardens, a retail center in Rancho Cucamonga, California	19,509	(5,152)	(14,357)
Investment in a development opportunity in Ardsley, New York	15,000	(15,000)	-
Ridge Hill, a retail center under construction in Yonkers, New York	4,331	(3,080)	-
Atlantic Yards, a commercial development project in Brooklyn, New York	4,030	5,389	(9,068)
Higbee Building, an office building in Cleveland, Ohio	3,492	(3,818)	-
Tangerine Crossing, a land development project in Tucson, Arizona	3,293	(3,293)	-
New York Times, an office building in Manhattan, New York	(15,033)	-	-
Knight Ridder Building at Fairmont Plaza, an office building in San Jose, California	(1,704)	-	-
Atlantic Terminal, an office building in Brooklyn, New York	-	-	7,324
Simi Valley Town Center, a retail center in Simi Valley, California	-	-	(12,587)
Sale proceeds released from escrow for current acquisitions or (placed in) escrow for future acquisitions:
Mount Vernon Square, an apartment complex in Alexandria, Virginia	51,943	(51,613)	-
Battery Park City, a specialty retail center in Manhattan, New York	25,125	(25,125)	-
Pavilion, an office building in San Jose, California	-	-	16,114
Colony Woods, an apartment complex in Bellevue, Washington	-	-	12,790
Other	(8,110)	(409)	(6,961)

Subtotal	$101,876	$(102,101)	$(6,745)

Proceeds from disposition of rental properties and a development project:
Six Sterling Glen supported-living communities	$187,468	$-	$-
Landings of Brentwood, an apartment complex in Nashville, Tennessee	67,756	-	-
Sterling Glen of Roslyn, a development project in Roslyn, New York	41,141	-	-
Embassy Suites, a hotel in Manhattan, New York	-	133,458	-
Hilton Times Square, a hotel in Manhattan, New York	-	120,400	-
Mount Vernon Square, an apartment complex in Alexandria, Virginia	-	51,919	-
Battery Park City, a specialty retail center in Manhattan, New York	-	29,994	-
Providence at Palm Harbor, an apartment complex in Tampa, Florida	-	7,250	-
G Street, a retail center in Philadelphia, Pennsylvania	-	805	-
Proceeds from a note receivable related to disposition of Lumber Group	1,047	760	-
Enclave, an apartment complex in San Jose, California	-	-	38,613
Cherrywood Village and Ranchstone, apartment complexes in Denver, Colorado	-	-	30,698
Other	751	-	187

Subtotal	$298,163	$344,586	$69,498

(Continued on next page)

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$991,047	$526,544	$606,249
Portion of proceeds from disposition of rental properties including release of investing escrows (see above)	248,746	267,848	98,215
Portion of cash provided by operating activities	-	185,255	266,186

Total Capital Expenditures	$1,239,793	$979,647	$970,650

Investing Activities (continued)

	Years Ended January 31,
	2008	2007	2006
	(in thousands)
Change in investments in and advances to affiliates - (Investment in) or return of investment:
Land Development:
Mesa del Sol, an unconsolidated land development project in Covington, New Mexico	$(11,532)	$(14,248)	$(3,578)
San Antonio I & II, an unconsolidated land development project in San Antonio, Texas	(10,000)	-	-
SweetwaterRanch, an unconsolidated land development project in Austin, Texas	-	21,081	(32)
Central Station, an unconsolidated land development project in Chicago Illinois	-	(3,905)	(772)
Grass Farms, an unconsolidated land development project in Manatee City, Florida	-	-	12,108
Residential Projects:
Fort Lincoln III & IV, primarily refinancing proceeds from an unconsolidated apartment complex in Washington, D.C	5,152	-	-
Hamptons, primarily refinancing proceeds from an unconsolidated apartment complex in Beachwood, Ohio	8,298	-	-
Mercury, an unconsolidated condominium development project in Los Angeles, California	(6,575)	(6,226)	751
Metropolitan Lofts, an unconsolidated apartment complex in Los Angeles, California	(1,862)	-	(4,276)
Navy Northwest, acquisition of an unconsolidated military housing project in Seattle, Washington	(5,597)	-	-
Uptown Apartments, an unconsolidated apartment complex under construction in Oakland, California	2,249	(2,352)	-
1100 Wilshire Condominiums, an unconsolidated condominium project in Los Angeles, California	-	(1,718)	572
Classic Residence by Hyatt, primarily refinancing proceeds at unconsolidated apartment complexes in Teaneck, New Jersey and Chevy Chase, Maryland	-	18,331	-
Enclave, return of advance on behalf of partner in a consolidated apartment complex in San Jose, California	-	-	10,724
Clarkwood Apartments, primarily refinancing proceeds from an unconsolidated apartment complex in Warrensville Heights, Ohio	-	-	3,790
Granada Gardens, primarily refinancing proceeds from an unconsolidated apartment complex in Warrensville Heights, Ohio	-	-	2,410
New York City Projects:
East River Plaza, an unconsolidated retail development project in Manhattan, New York	(20,923)	(15,279)	283
Sports arena complex and related development projects in Brooklyn, New York	(34,932)	(23,345)	(10,658)
The Nets, a National Basketball Association franchise	(25,345)	-	-
Unconsolidated land component associated with Ridge Hill, a commercial mixed-use project in Yonkers, New York	-	-	(8,930)
Commercial Projects:
Bulletin Building, primarily refinancing proceeds for the year ended January 31, 2008 and acquisition of an unconsolidated office building in San Francisco, California during the year ended January 31, 2007	8,648	(13,722)	-
Charleston Town Center, primarily refinancing proceeds from an unconsolidated regional mall in Charleston, West Virginia	21,676	-	-
Hispanic Retail Group Coachella, an unconsolidated development project in Coachella, California	(2,311)	-	-
San Francisco Centre-Emporium, primarily refinancing for the year ended January 31, 2007 at an unconsolidated retail project in San Francisco, California	(5,275)	61,514	(7,050)
Summit at Lehigh Valley, an unconsolidated retail development project in Bethlehem Township, Pennsylvania	(5,720)	(6,253)	-
Unconsolidated land acquisition in Las Vegas, Nevada	(26,333)	-	-
Village at Gulfstream Park, an unconsolidated retail development project in Hallendale, Florida	(14,699)	(5,660)	-
Waterfront, an unconsolidated mixed-use development project in Washington, D.C	(27,420)	-	-
Wiregrass Ranch, an unconsolidated retail development project in Tampa, Florida	(23,478)	-	-
Metreon, acquisition of an unconsolidated retail commercial acquisition in San Francisco, California	-	(20,836)	-
Advent Solar, an unconsolidated office building in Albuquerque, New Mexico	-	(2,537)	-
Golden Gate, refinancing proceeds from an unconsolidated retail project in Mayfield Heights, Ohio	-	-	5,700
Clark Building, refinancing proceeds from an unconsolidated retail project in Cabridge, Massachusetts	-	-	4,400
Dispositions:
Midtown Plaza, an unconsolidated retail project in Parma, Ohio	-	6,944	-
Victor Village, an unconsolidated land development project in Victorville, California	-	3,604	-
Showcase, an unconsolidated development project in Las Vegas, Nevada	-	-	13,623
Flower Park Plaza, an unconsolidated apartment complex in Santa Ana, California	-	-	7,337
Colony Place, an unconsolidated apartment complex in Fort Myers, Florida	-	-	6,747
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(5,710)	10,999	20,433

Subtotal	$(181,689)	$6,392	$53,582

Net cash used in investing activities	$(1,168,917)	$(821,168)	$(912,795)

Financing Activities
Net cash provided by the financing activities was $897,333,000, $510,768,000 and $534,113,000 in the years ended January 31, 2008, 2007 and 2006, respectively.
Net cash provided by financing activities consisted of the following:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Proceeds from issuance of Puttable Equity-Linked Senior Notes	$-	$287,500	$-
Payment of Puttable Equity-Linked Senior Notes issuance costs	-	(7,356)	-
Payment of purchased call option transaction	-	(45,885)	-
Proceeds from warrant transaction	-	28,923	-
Borrowings on bank revolving credit facility	527,000	393,000	100,000
Payments on bank revolving credit facility	(488,000)	(475,500)	(17,500)
Proceeds from nonrecourse mortgage debt	1,930,368	1,036,067	1,092,926
Principal payments on nonrecourse mortgage debt	(877,206)	(554,447)	(540,354)
Net decrease in notes payable	(771)	(76,786)	(18,050)
Cash consideration exchanged for Bruce C. Ratner’s minority interests	-	(48,883)	-

(Increase) decrease in restricted cash:
Haverhill, a residential project under construction in Haverhill, Massachusetts	(49,014)	-	-
Lucky Strike, an apartment complex in Richmond, Virginia	(5,354)	(2,457)	-
Metro 417, an apartment complex in Los Angeles, California	(5,077)	-	-
Prosper, a land development project in Prosper, Texas	(2,764)	-	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	(2,300)	-	-
Uptown Apartments, a residential project under construction in Oakland, California	(1,296)	19,562	(169,498)
New York Times, an office building in Manhattan, New York	(1,038)	-	-
Chase Financial Tower, an office building in Cleveland, Ohio	(201)	7,663	(7,663)
Stapleton, a mixed-use development project in Denver, Colorado	6,000	4,000	2,169
Sky55, an apartment complex in Chicago, Illinois	4,935	15,902	57,060
Sterling Glen of Roslyn, a development project in Roslyn, New York, sold in July 2007	2,781	20,806	19,459
100 Landsdowne, an apartment complex in Cambridge, Massuchesetts	2,379	2,958	22,152
1251 S. Michigan, an apartment complex in Chicago, Illinois	1,642	7,368	(9,747)
Sterling Glen of Lynbrook, a supported-living community in Lynbrook, New York	1,099	290	10,513
Edgeworth Building, an office building in Richmond, Virginia	1,015	(4,707)	-
Stapleton Medical Office Building, in Denver, Colorado	-	(2,000)	-
Lenox Club, an apartment complex in Arlington, Virginia	-	5,066	(370)
Lenox Park, an apartment complex in Silver Spring, Maryland	-	3,683	(1,121)
Consolidated-Carolina, an apartment complex in Richmond, Virginia	-	3,170	-
University of Pennsylvania, an office building in Philadelphia, Pennsylvania	-	-	18,723
Victoria Garden, a retail center in Rancho Cucamonga, California	-	-	2,810
Other	478	1,022	2,300

Subtotal	(46,715)	82,326	(53,213)

(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(4,433)	3,332	20,608
Payment of deferred financing costs	(37,321)	(31,599)	(33,197)
Purchase of treasury stock related to Puttable Equity-Linked Senior Notes	-	(24,962)	-
Purchase of other treasury stock	(4,272)	(966)	(1,945)
Exercise of stock options	8,714	9,725	12,590
Excess income tax benefit from stock-based compensation	3,569	-	-
Distribution of accumulated equity to minority partners ($21,344 of which was paid to Bruce C. Ratner, Director)	(43,770)	-	(514)
Dividends paid to shareholders	(30,784)	(26,512)	(22,221)
Decrease in minority interest ($21,972 of which was paid to Bruce C. Ratner, Director)	(39,046)	(37,209)	(5,017)

Net cash provided by financing activities	$897,333	$510,768	$534,113

CLASS A COMMON UNITS
On November 8, 2006, we issued Class A Common Units (“Units”) in a newly-formed jointly-owned limited liability company (the “Joint LLC”) to Bruce C. Ratner (“Mr. Ratner”) and certain individuals and entities affiliated with Mr. Ratner (collectively with Mr. Ratner the “Ratner Entities”) in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Joint LLC will be controlled and consolidated by us, subject to limited rights of the Ratner Entities to vote on certain matters affecting their interests. We have accounted for the issuance of the Units in exchange for the minority interests under the purchase method of accounting. The majority of the combined interests was and will continue to be consolidated into our financial statements. Mr. Ratner will continue to be Chief Executive Officer of FCRC, which is one of our wholly-owned subsidiaries at January 31, 2008. Mr. Ratner was also appointed as one of our Executive Vice Presidents and as a Class B Member of our Board of Directors.
Upon issuance of the Units, the Ratner Entities contributed their ownership interests in the 30 operating properties, the service companies and participation rights in all future developments, except seven identified development opportunities, to the Joint LLC. After a one-year lock-up period which expired on November 7, 2007, the Units may be exchanged for an equal number of shares of our Class A common stock or, solely at our option, cash based on the value of the stock at the time of conversion. We have no rights to redeem or repurchase the Units. For the first five years only, the Units that have not been exchanged are entitled to their proportionate share of an annual preferred payment of $2,500,000 plus an amount equal to the dividends paid on the same number of shares of our common stock. After five years, the Units that have not been exchanged are entitled to a payment equal to the dividends paid on an equivalent number of shares of our common stock. For the year ended January 31, 2008 and 2007, we have recorded approximately $3,707,000 and $898,000, respectively, related to the annual preferred payment which is classified as minority interest expense on our Consolidated Statements of Earnings. In addition, we will indemnify Mr. Ratner and certain members of his family for tax liabilities they may incur as a result of the sale of certain of these properties during the 12-year period following the closing of the transaction. For the year ended January 31, 2008, we did not sell any of these properties.
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
The following table summarizes the final allocation of the total consideration exchanged for the minority interests (in thousands):

Completed rental properties (1)	$227,500
Notes and accounts receivable, net (2)	11,000
Investments in and advances to affiliates (3)	11,300
Other assets (4)	119,000
Mortgage debt, nonrecourse (5)	(12,000)
Accounts payable and accrued expenses (6)	(83,200)

$273,600

Represents allocation for:

(1)	Land, building, site improvements, and tenant improvements associated with the underlying real estate
(2)	Above market leases
(3)	Equity method property
(4)	Below market ground rents, in-place leases, tenant relationships, and leasing commissions
(5)	Net above market debt
(6)	Below market leases and above market ground rents

COMMITMENTS AND CONTINGENCIES
We have adopted the provisions of FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). We believe the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of January 31, 2008, we have a guaranteed loan of $1,400,000 relating to our share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This guarantee was entered into prior to January 31, 2003 and, therefore, has not been recorded in our consolidated financial statements at January 31, 2008, pursuant to the provisions of FIN No. 45. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. We also had outstanding letters of credit of $71,802,000 as of January 31, 2008. The maximum potential amount of future payments on the guaranteed loan and letters of credit we could be required to make are the total amounts noted above.
We have entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At January 31, 2008, the maximum potential payment under these tax indemnity guarantees was approximately $74,988,000 (of which $25,233,000 has been recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets). We believe that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that our investment partners will be able to receive expense allocations associated with the properties. We do not expect to make any payments under these guarantees.
Our mortgage loans are nonrecourse, however in some cases lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if we or the joint venture engage in certain acts as defined in the respective agreements such as commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. We have also provided certain environmental guarantees. Under these environmental remediation guarantees, we must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments we could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, we believe any liability would not exceed our partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2008, the outstanding balance of the partners’ share of these loans was approximately $455,984,000. We believe the risk of payment on the carve-out guarantees is mitigated in most cases by the fact we manage the property, and in the event our partner did violate one of the carve-out items, we would seek recovery from our partner for any payments we would make. Additionally, we further mitigate our exposure through environmental insurance and other types of insurance coverage.
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
We customarily guarantee lien-free completion of projects under construction. Upon completion, the guarantees are released. Additionally, we also provide lien-free completion guarantees on the infrastructure on the land we develop and is later sold to customers or is held for master-planned communities or mixed-use projects. We have provided the following completion guarantees:

			Total	Outstanding
	Total	Percent	Funding	Loan
	Costs	Completed	Sources	Balance
	(dollars in thousands)

At January 31, 2008
Projects under construction	$5,275,789	45%	$4,200,758	$1,571,774
Land	$744,162	72%	$650,293	$118,390

At January 31, 2007
Projects under construction	$4,008,894	46%	$3,182,812	$1,229,177
Land	$725,770	72%	$646,853	$122,059

Our subsidiaries have been successful in consistently delivering lien-free completion of construction and land projects, without calling our guarantees of completion.
We are also involved in certain claims and litigation related to our operations and development. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.
On August 16, 2004, we purchased an ownership interest in the NBA franchise known as the Nets that is reported on the equity method of accounting. Although we have an ownership interest of approximately 21% in the Nets, we recognized approximately 25%, 17% and 31% of the net loss for the years ended January 31, 2008, 2007 and 2006, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. In connection with the purchase of the franchise, we and certain of our partners have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. Our indemnity is limited to $100,000,000 and is effective as long as we own an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. We have insurance coverage of approximately $100,000,000 in connection with such indemnity. We evaluated the indemnity guarantee in accordance with FIN No. 45 and determined that the fair value for our liability for our obligations under the guarantee was not material.
Certain of our ground leases include provisions requiring us to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003, and therefore, have not been recorded in our consolidated financial statements at January 31, 2008 in accordance with FIN No. 45. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered. We mitigate our exposure to loss related to these indemnities through insurance coverage.
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
We are party to an agreement whereby we have issued a $40,000,000 guarantee in connection with certain environmental work at a mixed-use development project in Brooklyn, New York. As stipulated in the agreement, the guarantee expires at some point in time between six and nine years after completion of the investigative work, which occurred on July 16, 2006. We have recorded a liability of $2,850,000 related to this agreement for the year ended January 31, 2008, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheets. We mitigate our exposure to loss related to this agreement through an environmental insurance policy.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects and has funded $12,070,000 of this commitment as of January 31, 2008.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
As of January 31, 2008, we were subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	Payments Due by Period
	January 31,
	Total	2009	2010	2011	2012	2013	Thereafter
	(in thousands)

Long-Term Debt:
Nonrecourse mortgage debt (1)	$6,338,610	$841,851	$481,917	$346,314	$386,050	$365,550	$3,916,928
Share of nonrecourse mortgage debt of unconsolidated investments	1,458,579	148,570	224,298	34,561	42,445	39,178	969,527
Notes payable	143,874	31,273	1,248	1,105	1,164	50,945	58,139
Share of notes payable of unconsolidated investments	85,582	1,924	12,579	2,915	23,047	18,422	26,695
Bank revolving credit facility	39,000	-	-	39,000	-	-	-
Senior and subordinated debt (2)	886,900	-	-	20,400	287,500	-	579,000
Operating leases	830,684	19,941	18,905	17,701	16,463	16,344	741,330
Share of operating leases of unconsolidated investments	107,598	3,314	3,299	2,967	2,731	2,730	92,557
Construction contracts	921,043	703,262	162,263	55,518	-	-	-
The Nets contracts (3)	190,549	75,604	56,082	37,635	19,228	2,000	-
Other (4)(5)	353,266	33,673	274,693	6,443	3,850	3,158	31,449

Total Contractual Obligations	$11,355,685	$1,859,412	$1,235,284	$564,559	$782,478	$498,327	$6,415,625

(1)
We have a substantial amount of non-recourse mortgage debt, the details of which are further described within the Interest Rate Exposure section of the MD&A. We are contractually obligated to pay the interest and principal when due on these mortgages. Because we utilize mortgage debt as one of our primary sources of capital, the balances and the terms of the mortgages, and therefore the estimate of future contractual obligations are subject to frequent changes due to property dispositions, mortgage refinancings, changes in variable interest rates and new mortgage debt in connection with property additions. We believe that the information contained within the MD&A provides reasonable information to assist an investor in estimating the future interest obligations related to the non-recourse mortgage debt reflected on our Consolidated Balance Sheets.

(2)	Refer to Item 7A – Quantitative and Qualitative Disclosures About Market Risk.
(3)
These amounts primarily represent obligations at 100% to be paid under various player and executive contracts. The Company has an ownership interest of approximately 21% in the Nets. The timing of these obligations can be accelerated or deferred due to player retirements, trades and renegotiation.

(4)
These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security, phone service, etc. In addition, we have other service contacts that we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at January 31, 2008.

(5)	Refer to the Financing Arrangements section of the MD&A for information related to certain off-balance sheet arrangements related to Stapleton that are included in the table above.
STOCK SPLIT
On June 21, 2005, the Board of Directors declared a two-for-one stock split of our outstanding Class A and Class B common stock effective July 11, 2005 to shareholders of record on June 27, 2005. The stock split is given retroactive effect to the beginning of the earliest period presented in our Consolidated Statements of Shareholders’ Equity by transfer of the par value of the additional shares issued from the additional paid-in-capital account to the common stock accounts.

DIVIDENDS
The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date Declared	Date of Record	Payment Date	Amount Per Share

March 22, 2007	June 1, 2007	June 15, 2007	$0.07
June 21, 2007	September 4, 2007	September 18, 2007	$0.08
September 26, 2007	December 3, 2007	December 17, 2007	$0.08
December 14, 2007	March 3, 2008	March 17, 2008	$0.08
March 26, 2008 (1)	June 1, 2008	June 15, 2008	$0.08

(1)	Since this dividend was declared after January 31, 2008, it is not reflected in the consolidated financial statements.
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
NEW ACCOUNTING STANDARDS
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently assessing the impact SFAS No. 161 will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact SFAS No. 141(R) will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” an Amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). A non-controlling interest, sometimes called minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, the gain or loss on the deconsolidation of the subsidiary is measured using fair value of any non-controlling equity investments rather than the carrying amount of that retained investment; and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the impact SFAS No. 160 will have on our consolidated financial statements.
On August 31, 2007, the FASB proposed FASB Staff Position (“FSP”) No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” that, if issued, would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. If issued in its current form, the proposed FSP would require that the initial debt proceeds from the sale of a company’s convertible debt instrument be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2008 and is expected to require retrospective application. We are currently assessing the impact this proposed FSP will have on our consolidated financial statements.
In June 2007, the FASB ratified the consensus on the Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). The provisions of EITF No. 06-11 require companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings under SFAS No. 123(R) as an increase to additional paid-in capital. The EITF is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-11 did not have a material impact on our consolidated financial statements.
In April 2007, the FASB issued FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP replaces certain terms in FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” with “derivative instruments” (as defined in SFAS No. 133) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007 and requires retrospective application. The application of this FSP did not have a material impact on our consolidated financial statements.
In March 2007, the FASB ratified the consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance” (“EITF No. 06-10”). Under the provisions of EITF No. 06-10, an employer is required to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-10 is not expected to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized as they occur. SFAS No. 159 permits the fair value option on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. In addition, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The adoption of SFAS No. 159 had no impact on our consolidated financial statements as we did not elect the fair value option permitted by SFAS No. 159.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP FAS 157-1 excludes FASB Statement No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of the SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the impact SFAS No. 157 will have on our consolidated financial statements and disclosures.

VARIABLE INTEREST ENTITIES
As of January 31, 2008, we determined that we are the primary beneficiary under FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”) of 29 VIEs representing 17 properties (18 VIEs representing 8 properties in Residential Group, 9 VIEs representing 7 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). Real estate with a carrying value of $737,000,000 and $888,000,000 collateralized the debt of those VIEs at January 31, 2008 and 2007, respectively. The creditors of the consolidated VIEs do not have recourse to our general credit. As of January 31, 2008, we held variable interests in 42 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $113,000,000 at January 31, 2008. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and the Nets.
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see “Senior and Subordinated Debt” section of MD&A) as of January 31, 2008.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, general real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, dependence on rental income from real property, reliance on major tenants, the effect of economic and market conditions on a nationwide basis as well as in our primary markets, vacancies in our properties, downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, department store consolidations, international activities, the impact of terrorist acts, risks associated with an investment in and operation of a professional sports team, conflicts of interests, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility, the level and volatility of interest rates, the continued availability of tax-exempt government financing, effects of uninsured or underinsured losses, environmental liabilities, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, changes in market conditions, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate risk. At January 31, 2008, our outstanding variable-rate debt portfolio consisted of $1,744,091,000 of taxable debt (which includes $39,000,000 related to the bank revolving credit facility) and $701,813,000 of tax-exempt variable-rate debt. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)(3)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)
02/01/08-02/01/09 (2)	$771,053	5.90%	$889,690	5.13%
02/01/09-02/01/10	603,358	5.55	988,432	5.10
02/01/10-02/01/11	90,732	5.29	687,081	5.44
02/01/11-02/01/12	-	-	685,656	5.44
02/01/12-02/01/13	-	-	684,110	5.44
02/01/13-09/01/17	-	-	640,000	5.50
(1)	Excludes the forward swaps discussed on page 76.
(2)
These LIBOR-based hedges as of February 1, 2008 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2009.

(3)
Includes $640,000 for New York Times at 5.50% which expires in September 2017. During the year ended January 31, 2008, due to the decline in market interest rates, $74,781 of unrealized loss on this swap was recorded to Other Comprehensive Income and reduced Shareholders’ Equity.

Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
02/01/08-02/01/09	$232,025	5.98%
02/01/09-02/01/10	203,625	5.97
02/01/10-02/01/11	114,315	5.89
02/01/11-02/01/12	12,715	6.00

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

The interest rate hedges summarized in the tables on page 75 were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of January 31, 2008 (dollars in thousands):
Forward Swaps

			Property Accounted for
			under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate
2009	$13,800	5.38%	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-
(1)
As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)
This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.

For the year ended January 31, 2008 and 2007, we recorded $7,184,000 and $9,386,000, respectively, of interest expense related to our forward swaps in our Consolidated Statements of Earnings, which represents the decrease in fair value of the swaps that did not qualify for hedge accounting.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2008, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,307,000 at January 31, 2008. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $8,967,000 at January 31, 2008. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At January 31, 2008 and 2007, interest rate caps and swaptions were reported at fair value of approximately $209,000 and $2,372,000, respectively, in other assets in the Consolidated Balance Sheets. At January 31, 2008 and 2007, interest rate swap agreements, which had a negative fair value of approximately $109,232,000 and $21,961,000, respectively, (which includes the forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At January 31, 2008 and 2007, interest rate swap agreements, which had a positive fair value of approximately $3,019,000 and $6,059,000, respectively, were included in other assets in the Consolidated Balance Sheets.
We estimate the fair value of our debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the carrying amount of our total fixed-rate debt at January 31, 2008 was $4,818,606,000 compared to an estimated fair value of $4,874,277,000. We estimate that a 100 basis point decrease in market interest rates would change the fair value of this fixed-rate debt to approximately $5,148,490,000 at January 31, 2008.
The following tables on pages 79 and 78 provide information about our financial instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2008

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	1/31/08	Value 1/31/08
	(dollars in thousands)
Fixed:
Fixed-rate debt	$84,220	$327,885	$174,421	$375,489	$319,644	$2,650,047	$3,931,706	$4,062,237
Weighted average interest rate	6.53%	6.92%	6.78%	7.03%	5.98%	5.79%	6.08%

Senior & subordinated debt (1)	-	-	20,400	287,500	-	579,000	886,900	812,040
Weighted average interest rate	-	-	8.25%	3.63%	-	7.30%	6.13%

Total Fixed-Rate Debt	84,220	327,885	194,821	662,989	319,644	3,229,047	4,818,606	4,874,277

Variable:
Variable-rate debt	672,218	152,872	170,753	10,056	45,366	653,826	1,705,091	1,705,091
Weighted average interest rate	6.68%	6.78%	6.28%	5.61%	6.37%	6.39%	6.52%

Tax-exempt	85,413	1,160	1,140	505	540	613,055	701,813	701,813
Weighted average interest rate	3.12%	2.81%	3.00%	3.36%	3.36%	3.11%	3.11%

Bank revolving credit facility (1)	-	-	39,000	-	-	-	39,000	39,000
Weighted average interest rate	-	-	4.89%	-	-	-	4.89%

Subordinated debt (1)	-	-	-	-	-	-	-	-
Weighted average interest rate	-	-	-	-	-	-	-

Total Variable-Rate Debt	757,631	154,032	210,893	10,561	45,906	1,266,881	2,445,904	2,445,904

Total Long-Term Debt	$841,851	$481,917	$405,714	$673,550	$365,550	$4,495,928	$7,264,510	$7,320,181

Weighted average interest rate	6.30%	6.86%	6.45%	5.55%	6.02%	5.71%	5.89%

(1) Represents recourse debt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2007

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2008	2009	2010	2011	2012	Thereafter	1/31/07	Value 1/31/07
				(dollars in thousands)
Fixed:
Fixed-rate debt	$161,725	$104,983	$371,240	$207,294	$360,269	$2,524,856	$3,730,367	$3,702,515
Weighted average interest rate	6.78%	6.65%	7.09%	7.03%	7.12%	5.77%	6.17%

Senior & subordinated Debt (1)	-	-	-	-	287,500	579,000	866,500	872,650
Weighted average interest rate	-	-	-	-	3.63%	7.30%	6.08%

Total Fixed-Rate Debt	161,725	104,983	371,240	207,294	647,769	3,103,856	4,596,867	4,575,165

Variable:
Variable-rate debt	448,545	302,878	8,184	48,258	3,123	59,143	870,131	870,131
Weighted average interest rate	7.39%	6.68%	6.01%	5.26%	5.29%	5.01%	6.84%

Tax-exempt	191,609	61,565	206,335	31,530	14,810	232,025	737,874	737,874
Weighted average interest rate	4.70%	4.50%	4.23%	4.47%	4.16%	4.66%	4.52%

Bank revolving credit facility (1)	-	-	-	-	-	-	-
Weighted average interest rate

Subordinated debt (1)	-	20,400	-	-	-	-	20,400	20,400
Weighted average interest rate		4.51%					4.51%

Total Variable-Rate Debt	640,154	384,843	214,519	79,788	17,933	291,168	1,628,405	1,628,405

Total Long-Term Debt	$801,879	$489,826	$585,759	$287,082	$665,702	$3,395,024	$6,225,272	$6,203,570

Weighted average interest rate	6.62%	6.31%	6.07%	6.45%	5.54%	5.95%	6.05%

(1) Represents recourse debt.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	80
Consolidated Balance Sheets	81
Consolidated Statements of Earnings	82
Consolidated Statements of Comprehensive Income (Loss)	83
Consolidated Statements of Shareholders’ Equity	84
Consolidated Statements of Cash Flows	85
Notes to Consolidated Financial Statements	89

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	132

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	142
Schedule III – Real Estate and Accumulated Depreciation	143

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Individual financial statements of entities accounted for by the equity method have been omitted because such entities would not constitute a significant subsidiary or it has been determined that inclusion of such financial statements are not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Forest City Enterprises, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Forest City Enterprises, Inc and its subsidiaries (the “Company”) at January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express an opinion on these financial statements, these financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/PricewaterhouseCoopers LLP
Cleveland, Ohio
March 31, 2008

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,
	2008	2007
	(in thousands)

Assets
Real Estate
Completed rental properties	$7,561,685	$6,659,054
Projects under development	1,499,495	1,396,083
Land held for development or sale	155,524	174,136

Total Real Estate	9,216,704	8,229,273

Less accumulated depreciation	(1,244,391)	(1,085,978)

Real Estate, net	7,972,313	7,143,295

Cash and equivalents	254,434	254,213
Restricted cash	248,262	292,461
Notes and accounts receivable, net	419,090	287,615
Investments in and advances to affiliates	495,828	333,782
Other assets	829,998	670,238
Operating property assets held for sale	31,672	-

Total Assets	$10,251,597	$8,981,604

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$6,338,610	$5,338,372
Notes payable	143,874	96,127
Bank revolving credit facility	39,000	-
Senior and subordinated debt	886,900	886,900
Accounts payable and accrued expenses	1,015,844	772,964
Deferred income taxes	477,238	486,329
Liabilities of operating property held for sale	28,498	-

Total Liabilities	8,929,964	7,580,692

Minority Interest	349,517	375,101

Commitments and Contingencies	-	-

Company-Obligated Trust Preferred Securities	-	-

Shareholders’ Equity
Preferred stock - without par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 271,000,000 shares authorized, 78,237,993 and 76,692,955 shares issued and 78,201,673 and 76,628,006 shares outstanding, respectively	26,079	25,564
Class B, convertible, 56,000,000 shares authorized, 24,387,607 and 25,254,210 shares issued and outstanding, respectively; 26,257,961 issuable	8,129	8,418

	34,208	33,982
Additional paid-in capital	229,358	247,884
Retained earnings	782,871	762,062
Less treasury stock, at cost; 36,320 and 64,949 Class A shares, respectively	(1,665)	(3,449)

	1,044,772	1,040,479
Accumulated other comprehensive loss	(72,656)	(14,668)

Total Shareholders’ Equity	972,116	1,025,811

Total Liabilities and Shareholders’ Equity	$10,251,597	$8,981,604

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Earnings

	Years Ended January 31,
	2008	2007	2006
	(in thousands, except per share data)

Revenues from real estate operations	$1,295,620	$1,123,351	$1,091,251

Expenses
Operating expenses	787,654	677,403	616,062
Depreciation and amortization	232,584	176,815	158,704
Provision for decline in real estate	3,302	1,923	3,274

	1,023,540	856,141	778,040

Interest expense	(328,887)	(283,332)	(253,345)
Amortization of mortgage procurement costs	(11,624)	(10,710)	(9,888)
Loss on early extinguishment of debt	(8,955)	(2,175)	(5,181)

Interest and other income	73,368	61,411	27,595
Gain on disposition of other investments	603	-	506

Earnings (loss) before income taxes	(3,415)	32,404	72,898

Income tax expense (benefit)
Current	(10,669)	(10,986)	4,218
Deferred	13,733	45,714	23,449

	3,064	34,728	27,667

Minority interest	(18,991)	(15,476)	(32,584)

Equity in earnings of unconsolidated entities	12,273	48,542	55,201

Earnings (loss) from continuing operations	(13,197)	30,742	67,848

Discontinued operations, net of tax and minority interest
Operating earnings (loss) from rental properties	376	3,017	(10,834)
Gain on disposition of rental properties	64,604	143,026	26,505
Gain on disposition of Lumber Group	642	466	-

	65,622	146,509	15,671

Net earnings	$52,425	$177,251	$83,519

Basic earnings per common share
Earnings (loss) from continuing operations	$(0.13)	$0.30	$0.67
Earnings from discontinued operations, net of tax and minority interest	0.64	1.43	0.16

Net earnings	$0.51	$1.73	$0.83

Diluted earnings per common share
Earnings (loss) from continuing operations	$(0.13)	$0.30	$0.66
Earnings from discontinued operations, net of tax and minority interest	0.64	1.40	0.15

Net earnings	$0.51	$1.70	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended January 31,
	2008	2007	2006
		(in thousands)

Net earnings	$52,425	$177,251	$83,519

Other comprehensive income (loss), net of tax and minority interest:

Unrealized net (losses) gains on investment securities	(154)	(99)	57

Change in unrealized net (losses) gains on interest rate derivative contracts	(57,834)	(14,792)	8,416

Other comprehensive (loss) income, net of tax and minority interest	$(57,988)	$(14,891)	$8,473

Comprehensive (loss) income	$(5,563)	$162,360	$91,992

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

										Accumulated
	Common Stock				Additional					Other
	Class A		Class B		Paid-In	Unearned	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Balances at January 31, 2005	74,206	$24,736	26,497	$8,832	$230,188	$(3,087)	$552,106	-	$-	$(8,250)	$804,525
Net earnings							83,519				83,519
Other comprehensive income, net of tax and minority interest										8,473	8,473
Dividends $.23 per share							(23,254)				(23,254)
Purchase of treasury stock								62	(1,945)		(1,945)
Conversion of Class B to Class A shares	348	116	(348)	(116)							-
Exercise of stock options	1,051	350			10,295			(62)	1,945		12,590
Excess income tax benefit from stock based compensation					9,195						9,195
Restricted stock issued	90	30			2,827	(2,857)					-
Amortization of unearned compensation						1,793					1,793
Distribution of accumulated equity to minority partners					(514)						(514)

Balances at January 31, 2006	75,695	$25,232	26,149	$8,716	$251,991	$(4,151)	$612,371	-	$-	$223	$894,382

Reclassifications related to the adoption of SFAS No. 123(R)	(259)	(86)			(4,065)	4,151					-
Net earnings							177,251				177,251
Other comprehensive loss, net of tax and minority interest										(14,891)	(14,891)
Dividends $.27 per share							(27,560)				(27,560)
Purchase of treasury stock								491	(25,928)		(25,928)
Conversion of Class B to Class A shares	895	298	(895)	(298)							-
Exercise of stock options	306	101			(12,855)			(426)	22,479		9,725
Restricted stock vested	56	19			(19)						-
Stock-based compensation					12,064						12,064
Purchased call option transaction, net of tax					(28,155)						(28,155)
Warrant transaction					28,923						28,923

Balances at January 31, 2007	76,693	$25,564	25,254	$8,418	$247,884	$-	$762,062	65	$(3,449)	$(14,668)	$1,025,811

Cumulative effect of change in accounting for uncertain tax positions							245				245
Net earnings							52,425				52,425
Other comprehensive loss, net of tax and minority interest										(57,988)	(57,988)
Dividends $.31 per share							(31,861)				(31,861)
Purchase of treasury stock								78	(4,272)		(4,272)
Conversion of Class B to Class A shares	866	289	(866)	(289)							-
Exercise of stock options	583	194			8,520						8,714
Excess income tax benefit from stock based compensation					3,748						3,748
Restricted stock granted out of treasury	(107)	(36)			(6,020)			(107)	6,056		-
Restricted stock vested	203	68			(68)						-
Stock-based compensation					19,064						19,064
Distribution of accumulated equity to minority partners					(43,770)						(43,770)

Balances at January 31, 2008	78,238	$26,079	24,388	$8,129	$229,358	$-	$782,871	36	$(1,665)	$(72,656)	$972,116

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Net earnings	$52,425	$177,251	$83,519
Depreciation and amortization	232,584	176,815	158,704
Provision for decline in real estate	3,302	1,923	3,274
Amortization of mortgage procurement costs	11,624	10,710	9,888
Loss on early extinguishment of debt	8,955	2,175	5,181
Gain on disposition of other investments	(603)	-	(506)
Deferred income taxes	13,733	45,714	23,449
Minority interest	18,991	15,476	32,584
Equity in earnings of unconsolidated entities	(12,273)	(48,542)	(55,201)
Other income - net gain on sale of a development project (Note S)	(17,830)	-	-
Stock-based compensation	10,716	8,157	1,793
Excess income tax benefit from stock-based compensation	(3,569)	-	-
Amortization and mark-to-market adjustments of derivative instruments	7,276	4,880	(5,268)
Cash distributions from operations of unconsolidated entities	41,412	44,982	46,457
Non-cash operating expenses:
Write-off of abandoned development projects	19,087	9,318	3,821
Write-off of a portion of enterprise resource planning project	-	-	3,162
Discontinued operations:
Depreciation and amortization	1,947	9,894	22,666
Provision for decline in real estate	-	-	4,600
Amortization of mortgage procurement costs	90	477	3,362
Loss on early extinguishment of debt	363	-	4,803
Gain on disposition of rental properties and Lumber Group	(106,333)	(351,861)	(43,198)
Deferred taxes	16,013	79,336	17,055
Minority interest	-	118,071	5
Cost of sales of land included in projects under development and completed rental properties	54,888	35,037	73,944
Increase in land held for development or sale	(12,311)	(35,832)	(4,611)
Increase in notes and accounts receivable	(87,435)	(896)	(44,292)
Decrease in other assets	5,274	4,437	4,042
(Increase) decrease in restricted cash used for operating purposes	(9,287)	7,583	(23,039)
Increase (decrease) in accounts payable and accrued expenses	22,766	(5,226)	30,730

Net cash provided by operating activities	$271,805	$309,879	$356,924

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Cash flows from investing activities
Capital expenditures, including real estate acquisitions	$(1,239,793)	$(979,647)	$(970,650)
Payment of lease procurement costs and other assets	(147,474)	(90,398)	(58,480)
Decrease (increase) in restricted cash used for capital expenditures	101,876	(102,101)	(6,745)
Proceeds from dispositions of rental properties and a development project	298,163	344,586	69,498
(Increase) decrease in investments in and advances to affiliates	(181,689)	6,392	53,582

Net cash used in investing activities	(1,168,917)	(821,168)	(912,795)

Cash flows from financing activities
Proceeds from issuance of Puttable Equity-Linked Senior Notes	-	287,500	-
Payment of Puttable Equity-Linked Senior Notes issuance costs	-	(7,356)	-
Payment of purchased call option transaction	-	(45,885)	-
Proceeds from warrant transaction	-	28,923	-
Borrowings on bank revolving credit facility	527,000	393,000	100,000
Payments on bank revolving credit facility	(488,000)	(475,500)	(17,500)
Proceeds from nonrecourse mortgage debt	1,930,368	1,036,067	1,092,926
Principal payments on nonrecourse mortgage debt	(877,206)	(554,447)	(540,354)
Proceeds from notes payable	71,041	24,233	24,537
Payments on notes payable	(71,812)	(101,019)	(42,587)
Cash consideration exchanged for minority interests (Note U)	-	(48,883)	-
Change in restricted cash and book overdrafts	(51,148)	85,658	(32,605)
Payment of deferred financing costs	(37,321)	(31,599)	(33,197)
Purchase of treasury stock related to Puttable Equity-Linked Senior Notes	-	(24,962)	-
Purchase of other treasury stock	(4,272)	(966)	(1,945)
Exercise of stock options	8,714	9,725	12,590
Excess income tax benefit from stock-based compensation	3,569	-	-
Distributions of accumulated equity to minority partners	(43,770)	-	(514)
Dividends paid to shareholders	(30,784)	(26,512)	(22,221)
Decrease in minority interest	(39,046)	(37,209)	(5,017)

Net cash provided by financing activities	897,333	510,768	534,113

Net increase (decrease) in cash and equivalents	221	(521)	(21,758)

Cash and equivalents at beginning of period	254,213	254,734	276,492

Cash and equivalents at end of period	$254,434	$254,213	$254,734

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the years ended January 31, 2008, 2007 and 2006:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Operating activities
Increase in notes and accounts receivable (1)(3)(5)(6)(12)(14)	$(42,193)	$(21,685)	$(8,104)
Increase in land held for development or sale (1)(7)(9)(11)	(27,127)	(67,369)	(79,357)
(Increase) decrease in other assets (1)(2)(3)(6)(12)(14)(15)	(66,777)	(66,470)	70,000
Increase in restricted cash (1)(3)	(2,486)	(423)	-
Increase in accounts payable and accrued expenses (1)(3)(6)(7)(9)(10)(12)(14)	103,278	77,219	38,975

Total effect on operating activities	$(35,305)	$(78,728)	$21,514

Investing activities
(Increase) decrease in investments in and advances to affiliates (1)(3)(14)	$(3,915)	$45,341	$-
Decrease (increase) in projects under development (1)(8)(9)(10)(11)(12)	18,884	(150,159)	49,406
Increase (decrease) in completed rental properties (1)(3)(4)(5)(6)(11)(14)	(53,488)	(279,100)	113
Increase in restricted cash (3)	(16)	-	-
Non-cash proceeds from disposition of properties (2)	77,960	332,080	120,315

Total effect on investing activities	$39,425	$(51,838)	$169,834

Financing activities
Increase in notes and loans payable (1)	$-	$105,600	$-
Decrease in nonrecourse mortgage debt (1)(2)(3)(4)(6)(12)(14)(15)	(9,979)	(301,264)	(190,315)
(Increase) decrease in restricted cash (1)(12)	(1,412)	150,418	-
Decrease in deferred tax liability (13)	-	(17,730)	-
Increase in minority interest (2)(14)	-	172,953	-
Increase in additional paid-in capital (8)(13)	8,348	21,637	-
Dividends declared but not yet paid	(1,077)	(1,048)	(1,033)

Total effect on financing activities	$(4,120)	$130,566	$(191,348)

(1)
Change to full consolidation method of accounting from equity method due to acquisition of partners’ interest in Midtown Towers, Sterling Glen of Glen Cove and Sterling Glen of Great Neck apartments in the Residential Group during the year ended January 31, 2008, New York Times Building and Galleria at Sunset properties in the Commercial Group, Village Green apartment community in the Residential Group and Rockport Square in the Land Development Group during the year ended January 31, 2007.

(2)
Assumption of nonrecourse mortgage debt by the buyer upon sale of Sterling Glen of Bayshore and Sterling Glen of Roslyn, a development project, in the Residential Group during the year ended January 31, 2008. Assumption of nonrecourse mortgage debt and direct payment to partner by the buyer upon sale of Hilton Times Square Hotel, G Street, Embassy Suites Hotel and Battery Park City Retail properties in the Commercial Group and Mount Vernon Square and Providence at Palm Harbor properties in the Residential Group during the year ended January 31, 2007. Assumption of nonrecourse mortgage debt by the buyer upon sale of Enclave, Cherrywood Village and Ranchstone properties in the Residential Group during the year ended January 31, 2006.

(3)
Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event as described in FIN No. 46(R), “Consolidation of Variable Interest Entities,” for Oceanpointe Towers apartments in the Residential Group during the year ended January 31, 2008.

(4)	Assumption of nonrecourse mortgage debt due to the acquisition of properties in the Commercial Group during the year ended January 31, 2008.

(5)	A reduction in the net book value of a building at one of the apartment communities of Village Green due to a casualty that occurred during the year ended January 31, 2008.

(6)
Refinement of preliminary purchase price allocation during the year ended January 31, 2008 for the Galleria at Sunset mall in the Commercial Group and the New York portfolio transaction that closed in November 2006.

(7)
Exercise of the option to purchase a piece of land in Prosper, Texas during the year ended January 31, 2008 that, in accordance with FIN No. 46(R), resulted in the Company no longer being deemed to be the primary beneficiary and reversal of the amount of the investment that was deemed to be at risk.

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(8)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(9)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(10)	Estimate for environmental liabilities in the Commercial Group.

(11)	Commercial Group and Residential Group outlots reclassed from projects under development or completed rental properties prior to sale to land held for sale.

(12)
Change to equity method of accounting from full consolidation due to admission of a 50% partner in Uptown Apartments, a residential development project in Oakland, California during the year ended January 31, 2007.

(13)
Recording of a deferred tax asset on the purchased call option in conjunction with the issuance of the Company’s 3.625% Puttable Equity-Linked Senior Notes during the year ended January 31, 2007 (See Note E).

(14)	Issued Class A Common Units in exchange for Bruce C. Ratner’s minority interest in the Forest City Ratner Companies portfolio during the year ended January 31, 2007 (See Note U).

(15)
Retired $70,000,000 Stapleton Revenue Bonds consolidated by the Company in accordance with FIN No. 46(R), but owned by a third party special purpose entity, during the year ended January 31, 2006 (See Note I).

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
The Company has approximately $10 billion of assets in 27 states and the District of Columbia at January 31, 2008. The Company’s core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington, D.C./Baltimore metropolitan area, Chicago and the state of California. The Company has offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters in Cleveland, Ohio.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Forest City Enterprises, Inc., its wholly-owned subsidiaries and entities in which it has a controlling interest in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.
In accordance with the Financial Accounting Standards Board Interpretation (“FIN”) No. 46 (R) (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”), the Company consolidates variable interest entities (“VIEs”) in which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. VIEs are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company reconsiders this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses (Refer to the Variable Interest Entities section of this Note).
For entities not deemed to be VIEs, the Company consolidates those entities in which it exerts effective control or owns a majority of the voting securities or interests, except in those instances in which the minority voting interest owner effectively participates through substantive participative rights. The Company has concluded that it does not control a partially owned entity, despite an ownership interest of 50% or greater, if the entity is not considered a variable interest entity and the partners/members have substantive participating rights. Substantive participative rights include the ability to select, terminate, and set compensation of the investee’s management, approve refinancings, and participate in capital and operating decisions of the investee (including budgets), in the ordinary course of business.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
In March 2007, management approved a plan to demolish two buildings owned by the Company adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007, which resulted in approximately $7,837,000 of accelerated depreciation expense recognized in the Consolidated Statements of Earnings during the year ended January 31, 2008.
Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Fiscal Year
The years 2007, 2006 and 2005 refer to the fiscal years ended January 31, 2008, 2007 and 2006, respectively.
Land Operations
Land held for sale is stated at the lower of carrying amount or fair market value less cost to sell.
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
Leasing Operations – The Company enters into leases with tenants in its rental properties. The lease terms of tenants occupying space in the retail centers and office buildings generally range from 1 to 30 years, excluding leases with certain anchor tenants which typically run longer. Minimum rents are recognized on a straight-line basis over the non-cancelable term of the related leases, which includes the effects of rent steps and rent abatements under the leases. Overage rents are recognized in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition,” which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved). Recoveries from tenants for taxes, insurance and other commercial property operating expenses are recognized as revenues in the period the applicable costs are incurred. See Note M - Leases for further information on tenant reimbursements.
Construction – Revenue and profit on long-term fixed-price contracts are recorded using the percentage-of-completion method. On reimbursable cost-plus fee contracts, revenues are recorded in the amount of the accrued reimbursable costs plus proportionate fees at the time the costs are incurred.
Military Housing Fee Revenues – Revenues for development fees related to the Company’s military housing projects are based on a stated percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. The Company also recognizes additional development incentive fees based on a stated percent that is earned upon the successful completion of certain criteria such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Revenues of $65,141,000, $7,981,000 and $1,697,000 were recognized during the years ended January 31, 2008, 2007 and 2006, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Revenues related to construction management fees are earned and recognized based on amounts paid for the cost of each construction contract. The Company also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contract. Revenues of $916,000, $4,327,000 and $1,379,000 were recognized during the years ended January 31, 2008, 2007 and 2006, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.
Property management and asset management fee revenues are recognized based on a stated percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. The Company also recognized certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreement. Property management and asset management fees of $9,357,000, $5,366,000 and $3,047,000 were recognized during the years ended January 31, 2008, 2007 and 2006, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Earnings.
Recognition of Costs and Expenses
Operating expenses primarily represent the recognition of operating costs, which are charged to operations as incurred, administrative expenses and taxes other than income taxes. Interest expense and real estate taxes during active development and construction are capitalized as a part of the project cost.
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the life of the tenant’s lease. This estimate is based on the length of time the asset is expected to generate positive operating cash flows. In the Company’s Residential Group, the Company purchased its partner’s interest in contracts related to its military family housing projects during the years ended January 31, 2008 and 2007. The Company has recorded the cost of these contracts as intangible assets and the amounts will be amortized over the life of the respective contracts.
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
A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company’s capitalization policy on development properties is guided by SFAS No. 34, “Capitalization of Interest Cost,” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Earnings.
The Company reviews its properties to determine if its carrying costs will be recovered from future operating cash flows whenever events or changes indicate that recoverability of long-lived assets may not be assured. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate.
Investments in Unconsolidated Entities
The Company accounts for its investments in unconsolidated entities (included in Investments in and Advances to Affiliates on the Consolidated Balance Sheets) using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition, and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Differences between the Company’s carrying value of its investment in the unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds. The Company’s investments in unconsolidated entities are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. The ultimate realization of its investments in unconsolidated entities is dependant on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the value of an investment is other than temporary.
Minority Interest and Distribution of Accumulated Equity to Minority Partners
Interests held by partners in real estate partnerships consolidated by the Company are reflected in minority interest on the Consolidated Balance Sheets. Minority interest represents the minority partners’ share of the underlying net assets of our consolidated subsidiaries. Distributions and losses otherwise allocable to a partner’s minority interest balance that exceed the partner’s recorded capital account, are charged against the Company’s interests in its Consolidated Statements of Earnings when there is no legal obligation for the partner to restore their deficit capital account, except as described below involving distributions on nonrecourse debt refinancing proceeds. If a partner has a legal obligation to repay its deficit capital account, the Company will record such amount as an investment in and advances to affiliates on its Consolidated Balance Sheets if management determines such amounts are collectible and legally enforceable (subject to a contractual obligation).
Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are reported as a reduction of additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity. During the year ended January 31, 2008, the Company refinanced New York Times, an office building located in Manhattan New York, and Eleven MetroTech Center and Fifteen MetroTech Center, office buildings located in Brooklyn, New York. In addition, the Company refinanced Columbia Park Center, a specialty retail center located in North Bergen, New Jersey, and Promenade in Temecula and Antelope Valley Mall, regional malls located in Temecula and Palmdale, California, respectively. Of the total nonrecourse refinancing proceeds distributed to the Company’s minority partners in these six properties during the year ended January 31, 2008, $43,770,000 was in excess of the minority partners’ book capital accounts. These distributions were recorded as a reduction of shareholders’ equity through additional paid-in capital. During the year ended January 31, 2007 and 2006, there were $-0- and $514,000 of nonrecourse refinancing proceeds distributed to the Company’s minority partners in excess of the minority partners’ book capital accounts.
Allowance for Projects Under Development
The Company records an allowance for development project write-offs for its projects under development. A specific project is written off against this allowance when it is determined by management that the project will not be developed. The allowance, which is consistently applied, is adjusted on a quarterly basis based on the Company’s actual development project write-off history. The allowance balance was $11,786,000 and $15,686,000 at January 31, 2008 and 2007, respectively, and is included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. The allowance decreased by $3,900,000, $800,000 and $3,500,000 for the years ended January 31, 2008, 2007 and 2006, respectively. Any change in the allowance is reported in operating expenses in the Company’s Consolidated Statements of Earnings.
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
Other intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. The Company’s estimates of value are made using methods similar to those used by independent appraisers. Factors considered by the Company in this analysis include an estimate of the carrying costs during the

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre- acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN No. 47 “Accounting for Conditional Asset Retirement Obligations,” and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
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
Allowance for Doubtful Accounts and Reserves on Notes Receivable
The Company records allowances against its rent receivables from commercial and residential tenants that are deemed to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against the Company’s straight-line rent receivable is based on the Company’s historical experience with early lease terminations. There is a risk that the Company’s estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. The Company estimates the allowance for notes receivable based on its assessment of expected future cash flows estimated to be paid to the Company. If the estimate of expected future cash flows does not accurately reflect actual events, the Company’s reserve on notes receivable may be over or understated by the actual cash flows that occur.
Historic and New Market Tax Credit Entities
The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic rehabilitation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into these investments, they are entitled to substantially all of the benefits derived from the tax credit, but generally have no material interest in the underlying economics of the properties. Typically, these

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investors’ interest. The Company has consolidated each of these properties in its consolidated financial statements, and has reflected the investors’ contribution as a liability in its Consolidated Balance Sheets.
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. During the years ended January 31, 2008 and 2007, the Company recognized income related to tax credits of $10,788,000 and $25,873,000, respectively, which were recorded in interest and other income in its Consolidated Statements of Earnings. During the year ended January 31, 2006, the Company recognized no income related to tax credits.
Investments in Partnerships
As is customary within the real estate industry, the Company invests in certain projects through partnerships and limited liability entities. The Company may provide funding in excess of its legal ownership. Such fundings are typically interest-bearing or entitle the Company to a preference on and of such advances on property cash flows and are included in investments in and advances to affiliates in the accompanying Consolidated Balance Sheets.
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
Investments in securities classified as available-for-sale are reflected in other assets at market value with the unrealized gains or losses reflected as accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity. Unrealized gains or losses were not material for the three years ending January 31, 2008, 2007 and 2006.
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
In connection with the Company’s military housing projects, it records intangible assets based upon the costs associated with acquiring in progress military housing development contracts and in progress military housing management contracts. Intangible assets related to the military housing development contracts are amortized based upon the ratio of development fees earned in relation to overall fee income to be earned throughout the contract period. Intangible assets related to the military housing management contracts are amortized based upon a straight-line basis over the remaining term of the management contracts.
Included with the Nets, an investment accounted for by the Company on the equity method of accounting, is the Company’s share of approximately $47,072,000 and $55,615,000 (net of accumulated amortization of $29,462,000 and $20,919,000) of intangible assets for the years ended January 31, 2008 and 2007, respectively, consisting primarily of the fair value of the franchise asset, players’ contracts and the arena lease that were acquired in connection with the team in August 2004. With exception of the franchise asset, which the management of the Nets has determined is an indefinite-lived intangible asset, such intangibles are generally amortized over their estimated useful lives, which has been determined to be five years. The amortization of these intangible assets is included as a component of the Company’s proportionate share of loss from the Nets within equity in earnings of unconsolidated entities in the Company’s Consolidated Statements of Earnings. The Company’s portion of amortization expense recorded by the Nets was $10,210,000, $6,846,000 and $12,546,000 for the years ended January 31, 2008, 2007 and 2006, respectively.
Refer to Note C – Investments in and Advances to Affiliates for additional information on the Nets and Note D – Other Assets for additional information on intangible assets.

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
At January 31, 2008 and 2007, the Company has capitalized $26,840,000 and $24,659,000 respectively, of software costs net of accumulated amortization of $11,393,000 and $1,626,000, respectively. The Company is currently implementing an enterprise resource planning project (“ERP”) of which the first phase was placed into service March 1, 2007. Total amortization of capitalized software costs amounted to $9,538,000 for the year ended January 31, 2008, primarily related to the first phase of the ERP project. Total amortization of capitalized software costs prior to the first phase of ERP being placed in service was $745,000 and $282,000 for the years ended January 31, 2007 and 2006, respectively. In addition, during the year ended January 31, 2006, following consolidations in the software industry, the Company modified its implementation plan involving its ERP project resulting in an impairment charge of $3,162,000, which is recorded within operating expenses in the Company’s Consolidated Statements of Earnings.
Accounting for Derivative Instruments and Hedging Activities
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. The Company does not have any Treasury options outstanding at January 31, 2008.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The Company discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
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
For the years ended January 31, 2008 and 2007, the Company recorded interest expense of approximately $176,000 and $54,000, respectively, in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. For the year ended January 31, 2006, the Company recorded interest income of approximately $25,000 in the Consolidated Statements of Earnings, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was not material. The amount of net derivative gains or (losses) reclassified into earnings from OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $50,000, $(543,000) and $(218,000) for the years ended January 31, 2008, 2007 and 2006, respectively. As of January 31, 2008, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as interest expense of approximately $15,911,000, net of tax.
The Company entered into various forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward hedge associated with that financing. The table below lists the forward swaps outstanding as of January 31, 2008 (in thousands):
Forward Swaps

			Property Accounted for
			under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate

2009	$13,800	5.38%	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-
(1)
As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, the Company’s portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)
This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.

For years ended January 31, 2008 and 2007, the Company recorded $7,184,000 and $9,386,000, respectively, of interest expense related to its forward swaps in its Consolidated Statements of Earnings, which represents the change in fair value of the swaps that do not qualify for hedge accounting.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the Security Industry and Financial Markets Association (“SIFMA”) rate, formerly known as Bond Market Association (“BMA”) rate. Additionally, the Company and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At January 31, 2008, the aggregate notional amount of TRS in which the Company and/or the Joint Ventures have an interest is $405,850,000 (which includes the TRS on the $20,400,000 redevelopment bonds described in Note H – Senior and Subordinated Debt). The fair value of such contracts is immaterial at January 31, 2008 and 2007. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
In addition, in May 2004 Stapleton Land, LLC, a consolidated subsidiary, entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the Other Financing Structured Arrangements section of Note I). Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust. This purchase obligation and related fee have been accounted for as a derivative with changes in fair value recorded through earnings. The fair value at January 31, 2008 and 2007 of approximately $23,108,000 and $15,090,000, respectively, is recorded in other assets in the Consolidated Balance Sheets.
Fair Value of Financial Instruments
The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximates the current market. The carrying amount of the Company’s total fixed-rate debt at January 31, 2008 was $4,818,606,000 compared to an estimated fair value of $4,874,277,000.
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At January 31, 2008 and 2007, interest rate caps and swaptions were reported at fair value of approximately $209,000 and $2,372,000, respectively, in other assets in the Consolidated Balance Sheets. At January 31, 2008 and 2007, interest rate swap agreements, which had a negative fair value of $109,232,000 and $21,961,000, respectively, (which includes the forward swaps), were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At January 31, 2008 and 2007, interest rate swap agreements, which had a positive fair value of $3,019,000 and $6,059,000, respectively, were included in other assets in the Consolidated Balance Sheets.
Accumulated Other Comprehensive (Loss) Income
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

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Unrealized gains on securities	$91	$327	$466
Unrealized losses on interest rate contracts	(119,953) (1)	(24,675)	(456)

	(119,862)	(24,348)	10

Minority interest	(1,453)	(443)	(354)

Income tax (benefit) expense	(45,753)	(9,237)	141

Accumulated Other Comprehensive (Loss) Income, net	$(72,656)	$(14,668)	$223

(1)
Included in the amount of unrealized losses on interest rate contracts for the year ended January 31, 2008 is $74,781 of an unrealized loss on an interest rate swap associated with the New York Times, an office building in Manhattan, New York, on its mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) for ten years and approximately $18,000 is expected to be reclassified from OCI to interest expense within the next twelve months.

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
Stock-Based Compensation
On February 1, 2006, the Company adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”) which, among other things, requires the recognition of stock option costs at its estimated fair value. The Company elected to use the modified prospective application method which requires the provisions of SFAS No. 123(R) to be applied to unvested awards outstanding at the date of adoption and all new awards. The Company recognizes compensation costs for its stock option and restricted stock awards over the requisite service period using the straight-line attribution method. The current 1994 Stock Plan (the “Plan”), as amended, which covers awards granted since 2006, permits the acceleration of vesting upon the retirement of a grantee who retires on or after reaching the prescribed retirement age, as defined in the Plan. The cost of an award subject to this retirement provision is recognized immediately for grantees that are retirement eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant which the individual reaches retirement age. This retirement provision did not apply to awards granted prior to 2006.
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
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Stock option costs	$11,521	$7,687	$-
Restricted stock costs	7,543	4,377	1,793

Total stock-based compensation costs	19,064	12,064	1,793
Less amount capitalized into qualifying real estate projects	(8,348)	(3,907)	-

Amount charged to operating expenses	10,716	8,157	1,793
Depreciation expense on capitalized stock-based compensation	78	-	-

Total stock-based compensation expense	$10,794	$8,157	$1,793

Deferred income tax benefit	$3,563	$2,590	$693

The amount of stock-based compensation expensed on grant date for awards granted to retirement-eligible grantees during the years ended January 31, 2008 and 2007 were $2,152,000 and $1,170,000, respectively.
Prior to February 1, 2006, the Company followed the provisions of APB No. 25, and related interpretations. As such, stock-based compensation was measured using the intrinsic value method, that is, the excess, if any, of the quoted market price of the Company’s stock on the date of grant over the amount the employee is required to pay for the stock. None of the stock option awards were expensed under APB No. 25 because their intrinsic value was zero at the date of grant. The restricted stock awards were expensed under APB No. 25 because their intrinsic value was equal to the fair market value of the stock at the date of grant. Prior to the adoption of SFAS No. 123(R), the Company did not capitalize stock-based compensation costs.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
The following table shows the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options during the year ended January 31, 2006:

Net earnings (in thousands)
As reported	$83,519
Deduct stock-based employee compensation expense for stock options determined under the fair value based method, net of tax	(2,925)

Pro forma	$80,594

Basic earnings per share
As reported	$0.83
Pro forma	$0.80
Diluted earnings per share
As reported	$0.81
Pro forma	$0.79
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from exercises of stock options and vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows. The Company does not record an excess deduction on exercises of stock options until such deduction reduces taxes payable computed on a with-and-without basis. Excess tax benefits recorded under SFAS 123(R) and classified as financing cash inflows amounted to $3,569,000 for the year ended January 31, 2008. There were no excess tax benefits recorded during the year ended January 31, 2007. In addition, upon adoption of SFAS 123(R), the unearned compensation costs of $4,151,000 relating to 258,750 shares of unvested restricted stock at January 31, 2007, which was reported as a reduction of shareholders’ equity at January 31, 2007 under APB No. 25, was eliminated against common stock and additional paid-in capital.
See Note O - Stock-Based Compensation for additional disclosures relating to stock-based compensation.
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
Earnings Per Share
Earnings per share (“EPS”) has been computed under the provisions of SFAS No. 128, “Earnings Per Share”. Pursuant to EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB 128,” the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Companies (“FCRC”) portfolio in November 2006 (see Note U – Class A Common Units), which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities. Therefore, these Class A units are included in the computation of basic and diluted earnings per share to the extent the units would participate in the Company’s undistributed earnings and if the effect of applying the if-converted method is dilutive.
New Accounting Standards
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently assessing the impact SFAS No. 161 will have on its consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact SFAS No. 141(R) will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” an Amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). A non-controlling interest, sometimes called minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, the gain or loss on the deconsolidation of the subsidiary is measured using fair value of any non-controlling equity investments rather than the carrying amount of that retained investment; and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact SFAS No. 160 will have on its consolidated financial statements.
On August 31, 2007, the FASB proposed FASB Staff Position (“FSP”) No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” that, if issued, would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. If issued in its current form, the proposed FSP would require that the initial debt proceeds from the sale of a company’s convertible debt instrument be allocated between a liability component and an equity component. The resulting debt discounted would be amortized over the debt instrument’s expected life as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2008 and is expected to require retrospective application. The Company is currently assessing the impact this proposed FSP will have on its consolidated financial statements.
In June 2007, the FASB ratified the consensus on the Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). The provisions of EITF No. 06-11 require companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings under SFAS No. 123(R) as an increase to additional paid-in capital. The EITF is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-11 did not have a material impact on the Company’s consolidated financial statements.
In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP replaces certain terms in FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” with “derivative instruments” (as defined in SFAS No. 133) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007 and requires retrospective application. The application of this FSP did not have a material impact on the Company’s consolidated financial statements.
In March 2007, the FASB ratified the consensus on EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance” (“EITF No. 06-10”). Under the provisions of EITF No. 06-10, an employer is required to recognize a liability for the post-retirement benefit related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The adoption of EITF No. 06-10 is not expected to have a material impact on the Company’s consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized as they occur. SFAS No. 159 permits the fair value option on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. In addition, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The adoption of SFAS No. 159 had no impact on the Company’s consolidated financial statements as it did not elect the fair value option permitted by SFAS No. 159.
A. Summary of Significant Accounting Policies (continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP FAS 157-1 excludes FASB Statement No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently assessing the impact SFAS No. 157 will have on its consolidated financial statements and disclosures.
Variable Interest Entities
As of January 31, 2008, the Company determined that it is the primary beneficiary under FIN No. 46 (R) of 29 VIEs representing 17 properties (18 VIEs representing 8 properties in Residential Group, 9 VIEs representing 7 properties in Commercial Group and 2 VIEs/properties in Land Development Group). Real estate with a carrying value of $737,000,000 and $888,000,000 collateralized the debt of those VIEs at January 31, 2008 and 2007, respectively. The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of January 31, 2008, the Company held variable interests in 42 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $113,000,000 at January 31, 2008. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and the Nets.
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see Note H – Senior and Subordinated Debt) as of January 31, 2008.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
B. Notes and Accounts Receivable, Net
The components of notes and accounts receivable, net are as follows:

	Years Ended January 31,
	2008	2007
	(in thousands)

Straight-line rent from tenants	$143,760	$124,525
Military Housing, primarily reimbursable construction costs receivable	75,952	25,115
Stapleton advances (see below)	24,596	14,699
Receivables from tenants	23,341	29,755
Other accounts receivable	95,881	60,326
Other notes receivable	68,644	45,812

	432,174	300,232

Allowance for doubtful accounts and notes receivable	(13,084)	(12,617)

Notes and Accounts Receivable, Net	$419,090	$287,615

Weighted average interest rate on notes receivable	6.81%	7.28%

Notes receivable due within one year	$44,754	$13,671
Stapleton Advances
Stapleton Land, LLC has made certain advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure. The advances are subordinate to the District’s senior and subordinated bonds (See Note I – Financing Arrangements). For the years ended January 31, 2008 and 2007, Stapleton Land, LLC had advances outstanding of $24,596,000 and $14,699,000, respectively, included in other receivables in the Company’s Consolidated Balance Sheets. The Company recorded approximately $920,000, $753,000 and $1,201,000 of interest income related to these advances in the Consolidated Statements of Earnings, for the years ended January 31, 2008, 2007 and 2006, respectively. The Company believes the amount outstanding as of January 31, 2008 is fully collectible and is expected to be received within the next twelve months.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	January 31,
	2008	2007
	(in thousands)

Members’ and partners’ equity as below	$741,871	$592,681
Equity of other members and partners	553,842	496,971

Company’s investment in partnerships	$188,029	$95,710
Advances to and on behalf of other affiliates	307,799	238,072

Total Investments in and Advances to Affiliates	$495,828	$333,782

Summarized financial information for all of the Company’s equity method investments, including those shown separately later in this Note C, is as follows:

	(Combined 100%)
	January 31,
	2008	2007
	(in thousands)

Balance Sheet:
Completed rental properties	$2,989,525	$2,697,454
Projects under development	1,271,998	777,419
Land held for development or sale	265,943	160,296
Accumulated depreciation	(606,961)	(554,910)
Restricted cash - military housing bond funds	1,029,503	771,697
Other restricted cash	574,638	660,939
Other assets	409,973	526,142

Total Assets	$5,934,619	$5,039,037

Mortgage debt, nonrecourse	$4,486,786	$3,834,085
Other liabilities	705,962	612,271
Members’ and partners’ equity	741,871	592,681

Total Liabilities and Members’/Partners’ Equity	$5,934,619	$5,039,037

	(Combined 100%)
	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Operations:
Revenues	$890,156	$777,418	$667,695
Operating expenses	(588,753)	(531,728)	(409,692)
Interest expense	(214,363)	(143,550)	(117,128)
Provision for decline in real estate (1) (2)	(22,526)	(900)	-
Depreciation and amortization	(133,923)	(109,258)	(111,039)
Interest income	62,075	23,916	9,518

Income before gain on disposition of rental properties and discontinued operations	(7,334)	15,898	39,354

Discontinued operations:
Gain on disposition of rental properties (3)	31,148	15,325	85,802
Income (loss) from discontinued operations	1,532	663	(723)

Discontinued operations subtotal	32,680	15,988	85,079

Net earnings (pre-tax)	$25,346	$31,886	$124,433

Company’s portion of net earnings (pre-tax)	$12,273	$48,542	$55,201

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)
Combined summarized financial information for the Company’s equity method investments that are considered significant subsidiaries, except for Nets Sports and Entertainment, LLC (“NSE”), which is shown separately on page 105, is as follows:

	(Combined 100%)
	January 31,
	2008	2007
	(in thousands)

Balance Sheet:
Completed rental properties	$964,724	$929,017
Projects under development	126,807	226,612
Land held for development or sale	68,841	87,689
Accumulated depreciation	(150,805)	(134,343)
Restricted cash	16,658	29,850
Other assets	37,319	11,440

Total Assets	$1,063,544	$1,150,265

Mortgage debt, nonrecourse	$1,043,825	$1,043,893
Other liabilities	42,106	107,971
Members’ and partners’ equity	(22,387)	(1,599)

Total Liabilities and Members’/Partners’ Equity	$1,063,544	$1,150,265

	(Combined 100%)
	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Operations:
Revenues	$331,167	$211,939	$127,258
Operating expenses	(223,499)	(151,967)	(80,451)
Interest expense including early extinguishment of debt	(57,041)	(24,614)	(15,461)
Provision for decline in real estate (2)	(22,526)	-	-
Depreciation and amortization	(24,264)	(15,833)	(9,923)
Interest income	942	865	(3,093)

Income before gain on disposition of rental properties and discontinued operations	4,779	20,390	18,330

Discontinued Operations:
Gain on disposition of rental properties (3)	4,212	-	-
Income (loss) from discontinued operations	584	(258)	(542)

Discontinued operations subtotal	4,796	(258)	(542)

Net Earnings (pre-tax)	$9,575	$20,132	$17,788

Company’s portion of net earnings (pre-tax)	$4,194	$10,899	$10,330

(1)	Included in provision for decline in real estate for the year ended January 31, 2007 is an impairment loss for land located in Pittsburgh, Pennsylvania, in which the Company’s share was $300.

(2)
Due to the continued deterioration of the condominium market in Los Angeles, California during the fourth quarter of 2007, Mercury, an unconsolidated condominium project lowered certain estimates regarding future undiscounted cash flows on condominium sales resulting in an impairment charge under SFAS No. 144 of $22,526 of which $8,269 is at the Company’s proportionate share.

(3)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

		(Combined 100%)
		Years Ended January 31,
		2008	2007	2006
		(in thousands)

University Park at MIT Hotel	(Cambridge, MA)	$26,936	$-	$-
White Acres (Apartments)	(Richmond Heights, Ohio)	4,212	-	-
Midtown Plaza (Specialty Retail Center)	(Parma, Ohio)	-	15,325	-
Showcase (Specialty Retail Center)	(Las Vegas, Nevada)	-	-	71,005
Colony Place (Apartments)	(Fort Myers, Florida)	-	-	10,703
Flower Park Plaza (Apartments)	(Santa Ana, California)	-	-	4,094

Total gain on disposition of equity method rental properties		$31,148	$15,325	$85,802

Company’s portion of gain on disposition of equity method rental properties		$14,392	$7,662	$21,023

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)
NSE is an equity method investment which owns the Nets and certain real estate for the proposed sports and entertainment arena located in Brooklyn, New York. Summarized financial information for NSE, which was considered to be a significant subsidiary at January 31, 2008, is as follows:

	(100%)
	January 31,
	2008	2007
	(in thousands)

Balance Sheet:
Projects under development	$120,046	$75,734
Cash and equivalents	9,209	2,843
Restricted cash	464	384
Franchise and other assets, net	250,612	291,576

Total Assets	$380,331	$370,537

Loans payable, nonrecourse	$223,961	$217,662
Payable to affiliates	112,921	59,502
Other liabilities	42,604	40,950
Members’ equity	845	52,423

Total Liabilities and Members’ Equity	$380,331	$370,537

	(100%)
	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Operations:
Revenues	$100,735	$104,783	$89,179
Operating expenses	(123,355)	(119,484)	(98,651)
Interest expense, net	(13,962)	(16,402)	(14,656)
Depreciation and amortization	(41,180)	(41,607)	(41,376)

Net loss (pre-tax)	$(77,762)	$(72,710)	$(65,504)

Company’s portion of net loss (pre-tax)	$(19,697)	$(12,215)	$(20,254)

Cash Flows:
Net cash flows used in operating activities	$(35,069)	$(36,841)	$(32,864)
Net cash flows used in investing activities	(44,139)	(42,012)	(19,549)
Net cash flows provided by financing activities	85,574	79,585	53,499

Net increase in cash and equivalents	$6,366	$732	$1,086

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
D. Other Assets
Included in other assets are costs incurred in connection with obtaining financing, which are deferred and amortized over the life of the related debt on a straight line basis, which approximates the effective interest method. Costs incurred in connection with leasing space to tenants are also included in other assets and are deferred and amortized using the straight-line method over the lives of the related leases.

	January 31,
	2008	2007
	(in thousands)

Lease procurement costs, net (1)	$314,572	$306,868
Prepaid expenses	243,541	186,452
Intangible assets, net (1)	162,666	81,949
Mortgage procurement costs, net	77,074	71,162
Other deferred costs, net	32,145	23,807

Other assets	$829,998	$670,238

(1)
Included in intangible assets, net and lease procurement costs, net is a total of $109,054 and $57,653 at January 31, 2008 and 2007, respectively, (net of total accumulated amortization of $9,675 and $2,034 at January 31, 2008 and 2007, respectively) that were recorded in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the FCRC Portfolio (see Note U – Class A Common Units). The intangible assets consist of below market ground rents, lease-in-place values and tenant relationships and the lease procurement costs consist of leasing commissions. During the years ended January 31, 2008 and 2007, the Company recorded $7,368 and $2,034 of amortization expense related to these assets. The below market ground rents are being amortized over approximately 15 to 94 years, which represents the remaining lease term. The lease-in-place values and leasing commission’s costs are being amortized over approximately 1 month to 28 years, which represents the remaining lease term. The tenant relationships are being amortized over approximately 5 to 33 years, which represents the expected life of the tenant relationship. The estimated aggregate amortization expense related primarily to intangible assets is $16,242, $13,610, $9,328, $7,876 and $6,612 for the years ended January 31, 2009, 2010, 2011, 2012 and 2013, respectively.

E. Mortgage Debt, Nonrecourse
Nonrecourse mortgage debt, which is collateralized solely by completed rental properties, projects under development and undeveloped land, was as follows:

January 31, 2008				Total
	Operating	Development and		Weighted
	Properties	Land Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$3,926,960	$4,746	$3,931,706	6.08%
Variable (1)
Taxable	1,186,023	519,068	1,705,091	6.52%
Tax-Exempt	591,838	109,975	701,813	3.11%

	$5,704,821	$633,789	$6,338,610	5.87%

Total commitment from lenders		$1,432,558

January 31, 2007				Total
	Operating	Development and		Weighted
	Properties	Land Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$3,694,323	$36,044	$3,730,367	6.17%
Variable
Taxable	410,987	459,144	870,131	6.84%
Tax-Exempt	647,413	90,461	737,874	4.52%

	$4,752,723	$585,649	$5,338,372	6.05%

Total commitment from lenders		$1,123,993

(1)	Taxable variable-rate debt of $1,705,091 and tax-exempt variable-rate debt of $701,813 as of January 31, 2008 is protected with swaps and caps described on page 107.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E. Mortgage Debt, Nonrecourse (continued)
The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.
To mitigate short-term variable-interest rate risk, the Company has purchased interest rate hedges for its mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)(3)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

02/01/08-02/01/09 (2)	$771,053	5.90%	$889,690	5.13%
02/01/09-02/01/10	603,358	5.55	988,432	5.10
02/01/10-02/01/11	90,732	5.29	687,081	5.44
02/01/11-02/01/12	-	-	685,656	5.44
02/01/12-02/01/13	-	-	684,110	5.44
02/01/13-09/01/17	-	-	640,000	5.50
(1)	Excludes the forward swaps discussed below.

(2)
These LIBOR-based hedges as of February 1, 2008 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2009.

(3)
Includes $640,000 for New York Times at 5.50% which expires in September 2017. During the year ended January 31, 2008, due to the decline in market interest rates, $74,781 of unrealized loss on this swap was recorded to Other Comprehensive Income and reduced Shareholders’ Equity.

Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)

02/01/08-02/01/09	$232,025	5.98%
02/01/09-02/01/10	203,625	5.97
02/01/10-02/01/11	114,315	5.89
02/01/11-02/01/12	12,715	6.00
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. The Company entered into various forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it is the Company’s intention to simultaneously terminate the forward swap attributed to that financing. The table below lists the forward swaps outstanding as of January 31, 2008 (dollars in thousands):
Forward Swaps

			Property Accounted for
			under the Equity Method of
	Fully Consolidated Properties		Accounting
Expirations for Years Ending	Notional(1)		Notional(2)
January 31,	Amount	Rate	Amount	Rate
2009	$13,800	5.38%	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-
(1)
As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, the Company’s portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)
This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E. Mortgage Debt, Nonrecourse (continued)
The Company is engaged in discussions with its current lenders, and is actively working to extend and/or refinance maturing mortgage debt. As of January 31, 2008, the composition of mortgage debt maturities including scheduled amortization and balloon payments is as follows:
Mortgage Debt Nonrecourse Table

	Total	Scheduled
Fiscal Years Ending January 31,	Maturities	Amortization	Balloons
	(in thousands)

2009	$841,851	$80,651	$761,200
2010	$481,917	$72,884	$409,033
2011	$346,314	$78,089	$268,225
2012	$386,050	$76,479	$309,571
2013	$365,550	$61,296	$304,254
Subsequent to January 31, 2008, the Company closed on approximately $1,400,000,000 in nonrecourse mortgage financing transactions.
The following table summarizes interest incurred and paid on mortgage debt, nonrecourse.

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Interest incurred	$351,692	$314,311	$271,308
Interest incurred from discontinued operations	$4,179	$19,972	$29,523
Interest paid	$334,164	$337,518	$293,870
F. Notes Payable
Notes payable, composed of notes due to lenders other than banks, are primarily nonrecourse to the Company and relate to various financing arrangements for our partnerships. The outstanding notes payable balances at January 31, 2008 and 2007 are $143,874,000 and $96,127,000, respectively. The weighted average interest rates at January 31, 2008 and 2007 are 5.31% and 7.19%, respectively. These notes payable mature between 2008 and 2048. The estimated payments are as follows for the next five years: $31,273,000 in 2008, $1,248,000 in 2009, $1,105,000 in 2010, $1,164,000 in 2011, and $50,944,000 in 2012.
The following table summarizes interest incurred and paid on notes payable:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Interest incurred	$5,013	$4,224	$1,480
Interest incurred from discontinued operations	$-	$957	$2,433
Interest paid	$5,330	$3,928	$5,097
G. Bank Revolving Credit Facility
On June 6, 2007, the Company’s 13-member bank group approved an amended and restated bank revolving credit facility. The amendment extended the maturity date one year until March 2010 and reduced the spread on the LIBOR rate option by 30 basis points to 1.45%. Among other transactional provisions, the amended facility contained an accordion provision that allowed the Company, subject to bank approval, to increase its maximum borrowings by $150,000,000 to $750,000,000 at any time prior to maturity. During the fourth quarter, the Company exercised the accordion provision, increasing its maximum borrowings to $750,000,000. The increase in availability was effected by increasing the commitments of certain banks and admitting two additional banks, resulting in a 15-member bank group, under the amendment. The Company’s financial covenants, as defined in the credit facility, have remained unchanged.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
G. Bank Revolving Credit Facility (continued)
The maximum allowable borrowings, outstanding balances and related terms of the bank revolving credit facility at January 31, 2008 and 2007 were as follows (in thousands, except percentage amounts):

	January 31,
	2008	2007

Maximum allowable borrowings (1)	$750,000	$600,000

Outstanding:
Borrowings	$39,000	$-
Letters of credit	$71,802	$72,324
Surety bonds	$-	$-

Related Terms:
LIBOR rate option (2)	1.45% + LIBOR	1.75% + LIBOR
Prime rate option	1/2% + prime rate	1/2% + prime rate
Dividend/stock repurchase limitation (3)	$40,000	$40,000
(1)	$100,000 of the available borrowings may be used for letters of credit or surety bonds.

(2)	The Company has historically elected the LIBOR rate option over the prime rate option.

(3)	At January 31, 2008, retained earnings of $15,243 were available for payment of dividends. Under the amended credit facility, this limitation will be reset each June 6 to $40,000.
Interest incurred and paid on the bank revolving credit facility was as follows:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Interest incurred	$9,449	$6,676	$3,688
Interest paid	$10,292	$7,867	$3,746
H. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at both January 31, 2008 and 2007 (in thousands):

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000
6.500% Senior Notes due 2017	150,000
7.375% Senior Notes due 2034	100,000

Total Senior Notes	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	20,400
Subordinate Tax Revenue Bonds due 2013	29,000

Total Subordinated Debt	49,400

Total Senior and Subordinated Debt	$886,900

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Senior and Subordinated Debt (continued)
Puttable Equity-Linked Senior Notes
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of the Company’s Class A common stock, to repay the outstanding balance of $190,000,000 under the bank revolving credit facility (see Note G – Bank Revolving Credit Facility) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. The Company may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
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
The Company entered into a registration rights agreement that required a shelf registration statement to be filed within 90 days and declared effective under the Securities Act of 1933, as amended (“Securities Act”) within 180 days after October 10, 2006. The Company filed a shelf registration statement under the Securities Act for the resale of the notes and the Class A common stock issuable upon the Company’s exercise of the net share settlement option on January 4, 2007 and it was immediately effective due to the Company’s status as a Well-Known Seasoned Issuer. The Company will use its best efforts to keep the shelf registration statement effective until the earliest of: (1) the date all of the registrable securities have been sold pursuant to the shelf registration statement; (2) the expiration of the holding period under Rule 144(k) under the Securities Act, or any successor provision; or (3) two years from the date the shelf registration statement is declared effective. The Company refers to each of the following as an effective failure: (1) the shelf registration statement ceases to be effective, or (2) the Company suspends the use of the prospectus or the holders are otherwise prevented or restricted by the Company from effecting sales pursuant to the shelf registration statement, and either continues for more than 30 days, whether or not consecutive, in any 90-day period, or for more than 90 days, whether or not consecutive, during any 12-month period.
Upon the occurrence of an effective failure, the Company will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure, to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. At January 31, 2008, the maximum potential additional amounts that could be required to be paid by the Company is approximately $1,158,000 for the two year period in which the shelf registration is required to be effective. At January 31, 2008, the Company, in accordance with FASB Statement No. 5, “Accounting for Contingencies,” has concluded that it is not probable it will be required to pay additional amounts as a result of an effective failure.

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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Senior and Subordinated Debt (continued)
The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Interest incurred	$52,105	$44,896	$41,845
Interest paid	$52,250	$41,683	$36,971
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, F, G and H).

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Interest incurred	$418,259	$370,107	$318,321
Interest capitalized	$(89,372)	$(86,775)	$(64,976)

Net interest expense	$328,887	$283,332	$253,345

Interest incurred from discontinued operations	$4,179	$20,929	$31,956

Cash paid for interest (net of amount capitalized)	$312,664	$304,221	$274,708

I. Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the District issued $63,000,000 Senior Limited Property Tax Supported Revenue Refunding Bonds (“Senior Limited Bonds”), Series 2005 and $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005 (collectively, the “2005 Bonds”). The District also used a portion of the proceeds to redeem $70,000,000 of previously issued revenue bonds in which the Company provided credit enhancement through Stapleton Land II, LLC, a consolidated subsidiary. As a result of the redemption, the Company was refunded $12,060,000 of collateral provided as credit enhancements under this borrowing to repay developer advances and accrued interest of $30,271,000 to Stapleton Land, LLC, a consolidated subsidiary of the Company.
On July 13, 2005, Stapleton Land II, LLC entered into an agreement whereby it will receive a 1% fee on the $65,000,000 Senior Subordinate Bonds described above in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided a combination of cash and notes receivable aggregating approximately $10,000,000 as collateral, which was recorded in the Consolidated Balance Sheets as of January 31, 2007. During the year ended January 31, 2008, the cash component was replaced as collateral by certain notes receivable owned by the Company. For the year ended January 31, 2008, the Company recorded $722,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $649,000 is fee interest income and $73,000 is interest income on the collateral. For the year ended January 31, 2007, the Company recorded $1,031,000 of interest income related to this arrangement in the Consolidated Statements of Earnings. Of the interest income amount, $650,000 is fee interest income and $381,000 is interest income on the collateral. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At January 31, 2008, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
I. Financing Arrangements (continued)
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. During the years ended January 31, 2008 and 2007, the District withdrew $24,000,000 and $20,000,000, respectively, of funds from the trustee for reimbursement of certain Qualifying Expenditures. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into TRS with a notional amount of $44,000,000. The Company receives a fixed rate of 8.5% and pays SIFMA plus a spread on the TRS related to the Converted Bonds. The Company determined the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. The Company has classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The fair value of the Converted Bonds was $44,000,000 and $20,000,000, respectively, at January 31, 2008 and January 31, 2007. For the years ended January 31, 2008 and 2007, the Company recorded $1,451,000 and $268,000, respectively, as a reduction of interest expense related to the TRS and in the Consolidated Statement of Earnings. On February 1, 2008, the District withdrew an additional $14,000,000 of funds from the trustee for reimbursement of certain qualifying expenditures. Therefore, similar to the withdrawals discussed above, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC, under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into TRS with a notional amount of $14,000,000.
Other Structured Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”). As of January 31, 2008, the DURA bonds have not been repurchased or remarketed.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $23,108,000 at January 31, 2008 and $15,090,000 at January 31, 2007 is recorded in other assets in the Consolidated Balance Sheets. For the years ended January 31, 2008, 2007 and 2006, the Company reported interest income of $8,018,000, $7,847,000 and $6,431,000, respectively, related to the Fee in the Consolidated Statements of Earnings.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $12,070,000 of this commitment as of January 31, 2008.
J. Accounts Payable and Accrued Expenses
At January 31, 2008 and 2007, accounts payable and accrued expenses includes book overdrafts of approximately $21,486,000 and $25,919,000, respectively. The overdrafts are a result of the Company’s cash management program and represent checks issued but not yet presented to a bank for collection.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K. Income Taxes
The income tax provision related to continuing operations consists of the following:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)
Current
Federal	$(13,352)	$(10,596)	$815
State	2,683	(390)	3,403

	(10,669)	(10,986)	4,218

Deferred
Federal	7,586	38,592	36,897
State	6,147	7,122	(13,448)

	13,733	45,714	23,449

Total provision	$3,064	$34,728	$27,667

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended January 31,
	2008	2007	2006
	(dollars in thousands)

Earnings (loss) from continuing operations, before income taxes	$(10,133)	$65,470	$95,515

Income taxes computed at the statutory rate	$(3,546)	$22,915	$33,430
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	3,208	4,449	3,163
State tax rate cumulative effect	-	-	(9,978)
State net operating loss, net of federal benefit	3,335	896	(5,854)
General Business Credits	(959)	(1,125)	(2,084)
Valuation allowance	(3,500)	3,100	8,800
Charitable contributions	2,019	2,007	1,248
Permanent adjustments	2,743	2,029	91
Other items	(236)	457	(1,149)

Total provision	$3,064	$34,728	$27,667

Effective tax rate	(30.24)%	53.04%	28.97%

The components of the deferred tax provision for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$(1,145)	$17,214	$30,526
Costs on land and rental properties under development expensed for tax purposes	8,809	15,722	(1,599)
Revenues and expenses recognized in different periods for tax and financial statement purposes	9,542	839	7,228
Difference between tax and financial statements related to unconsolidated entities	(6,274)	(13,695)	5,993
Provision for decline in real estate	(1,152)	(813)	(3,490)
Deferred state taxes, net of federal benefit	5,325	10,062	104
Utilization of (addition to) tax loss carryforward excluding effect of stock options	11,344	15,182	(15,003)
State tax rate cumulative effect	-	-	(9,978)
Valuation allowance	(3,500)	3,100	8,800
General Business Credits	(959)	(1,125)	(2,734)
Alternative Minimum Tax credits	(8,257)	(772)	3,602

Deferred provision	$13,733	$45,714	$23,449

See Note S for disclosure of income taxes for discontinued operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K. Income Taxes (continued)
The components of the deferred income tax liability are as follows.

	January 31,
	Temporary Differences		Deferred Tax
	2008	2007	2008	2007
	(in thousands)
Depreciation	$424,209	$353,418	$163,914	$136,561
Capitalized costs (1)	917,121	527,972	354,376	204,008
Tax loss carryforward	(5,128)	(67,309)	(1,795)	(23,558)
State loss carryforward, net of federal benefit	-	-	(14,442)	(18,730)
Valuation allowance	-	-	27,414	30,914
Federal tax credits and other carryforwards	-	-	(61,109)	(52,416)
Other comprehensive income (loss)	(118,410)	(23,905)	(45,753)	(9,237)
Basis in unconsolidated entities	128,203	227,209	49,538	87,794
Other (1)	13,187	282,106	5,095	130,993

Total	$1,359,182	$1,299,491	$477,238	$486,329

(1)
Additions to capitalized costs and other during the years ended January 31, 2008 and 2007 include $31,797 and $248,047, respectively, related to replacement property of tax-deferred exchanges (see Note S).

Income taxes paid (refunded) were $5,428,000, $(1,429,000) and $(8,170,000) for the years ended January 31, 2008, 2007 and 2006, respectively. At January 31, 2008, the Company had a federal net operating loss carryforward of $64,589,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2028, a charitable contribution deduction carryforward of $40,676,000 that will expire in the years ending January 31, 2009 through January 31, 2013, General Business Credit carryovers of $13,866,000 that will expire in the years ending January 31, 2009 through January 31, 2028, and an alternative minimum tax (“AMT”) credit carryforward of $34,894,000 that is available until used to reduce Federal tax to the AMT amount. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions because management believes at this time it is more likely than not that the Company will not realize these benefits. The Company’s policy is to consider a variety of tax-deferral strategies, including tax-deferred exchanges, when evaluating its future tax position.
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) adjustments to the net operating loss. The net operating loss available for the tax provision was fully utilized during the current year. The January 31, 2008 tax return will include a stock-based compensation deduction of $27,200,000, of which $11,633,000 will decrease taxable income on the current year tax provision. As a result, the Company recorded an increase in additional paid-in-capital and an offsetting reduction in its current taxes payable in the amount of $3,748,000. The Company has not recorded a net deferred tax asset of approximately $13,355,000 from excess stock-based compensation deductions for which a benefit has not yet been recognized.

	At January 31,
	2008	2007
	(in thousands)

Deferred tax liabilities	$1,269,669	$1,211,335

Deferred tax assets	819,845	755,920
Less: valuation allowance (1)	(27,414)	(30,914)

	792,431	725,006

Net deferred tax liability	$477,238	$486,329

(1)	The valuation allowance is related to state taxes, general business credits and charitable contributions.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K. Income Taxes (continued)
FIN No. 48
On July 13, 2006, the FASB issued FIN No. 48, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN No. 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.
The Company adopted the provisions of FIN No. 48 effective February 1, 2007. Unrecognized tax benefits represent those tax benefits related to tax positions that have been taken or are expected to be taken in tax returns that are not recognized in the financial statements because management has either concluded that it is not more likely than not that the tax position will be sustained if audited by the appropriate taxing authority or the amount of the benefit will be less than the amount taken or expected to be taken in its income tax returns. The effect of this adoption on February 1, 2007 resulted in a cumulative effect adjustment of $245,000 as an increase to beginning retained earnings.
The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of February 1, 2007 and January 31, 2008, the Company had approximately $682,000 and $840,000 of accrued interest and penalties related to uncertain income tax positions, respectively. During the current year, $137,000 of tax expense was booked relating to interest and penalties.
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
A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, at the date of adoption, February 1, 2007, and as of January 31, 2008 is depicted in the following table:

Liability for
Unrecognized
Tax Benefits
(in thousands)

Balance at date of adoption, February 1, 2007	$4,892

Gross increases for tax positions of prior years	946
Gross decreases for tax positions of prior years	(1,685)
Gross increases for tax positions in current year	79
Settlements	(411)
Lapse of statutes of limitation	(1,265)

Unrecognized tax benefits balance at January 31, 2008	$2,556

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $539,000 as of January 31, 2008 and $844,000 as of February 1, 2007. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at January 31, 2008. Included in the $2,556,000 of unrecognized benefits noted above, is $2,439,000 which, due to the reasons above, could significantly decrease during the next twelve months.

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

	January 31,		Years Ended January 31,
	2008	2007	2008	2007	2006
	Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group	$7,345,283	$6,346,155	$879,487	$834,638	$704,060
Residential Group	2,322,971	2,032,617	355,524	136,133	261,382
Land Development Group	402,452	371,729	2,814	8,365	2,514
The Nets	14,454	7,999	-	-	-
Corporate Activities	166,437	223,104	1,968	511	2,694

	$10,251,597	$8,981,604	$1,239,793	$979,647	$970,650

	Years Ended January 31,			Years Ended January 31,

	2008	2007	2006	2008	2007	2006

	Revenues from Real Estate Operations			Operating Expenses

Commercial Group	$851,496	$753,148	$698,399	$436,432	$401,027	$340,642
Commercial Group Land Sales	76,940	58,167	125,938	54,888	27,106	65,675
Residential Group	274,927	194,806	159,045	187,012	132,556	108,375
Land Development Group	92,257	117,230	107,869	67,687	75,107	64,463
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	41,635	41,607	36,907

	$1,295,620	$1,123,351	$1,091,251	$787,654	$677,403	$616,062

	Interest and Other Income			Interest Expense

Commercial Group	$27,607	$8,019	$4,415	$214,785	$178,200	$166,391
Residential Group	29,795	33,337	3,664	49,907	48,171	34,345
Land Development Group	13,708	18,179	17,716	413	8,875	7,606
The Nets	-	-	-	-	-	-
Corporate Activities	2,258	1,876	1,800	63,782	48,086	45,003

	$73,368	$61,411	$27,595	$328,887	$283,332	$253,345

	Depreciation and Amortization Expense

Commercial Group	$172,740	$128,953	$120,067
Residential Group	56,638	46,113	37,322
Land Development Group	667	284	251
The Nets	-	-	-
Corporate Activities	2,539	1,465	1,064

	$232,584	$176,815	$158,704

	Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT)

Commercial Group	$217,201	$212,236	$229,872
Residential Group	97,766	75,385	53,404
Land Development Group	28,094	62,145	59,337
The Nets	(12,047)	(10,342)	(16,107)
Corporate Activities	(65,296)	(54,470)	(56,010)

	$265,718	$284,954	$270,496

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L. Segment Information (continued)
Reconciliation of Earnings Before Depreciation, Amortization and Deferred Taxes (EBDT) to Net Earnings by Segment:

			Land
	Commercial	Residential	Development
Year Ended January 31, 2008	Group	Group	Group	The Nets	Corporate	Total

EBDT	$217,201	$97,766	$28,094	$(12,047)	$(65,296)	$265,718
Depreciation and amortization – Real Estate Groups	(177,992)	(70,766)	(246)	-	-	(249,004)
Amortization of mortgage procurement costs – Real Estate Groups	(9,238)	(3,152)	(646)	-	-	(13,036)
Deferred taxes – Real Estate Groups	(21,435)	(3,498)	(8,103)	-	8,471	(24,565)
Straight-line rent adjustment	21,529	(4,975)	(3)	-	-	16,551
Preference payment (2)	(3,707)	-	-	-	-	(3,707)
Preferred return on disposition, net of tax	-	(3,089)	-	-	-	(3,089)
Gain on disposition of rental properties and other investments, net of tax	-	-	-	-	370	370
Provision for decline in real estate, net of tax and minority interest	-	-	(2,020)	-	-	(2,020)
Gain on disposition of equity method rental properties, net of tax	7,540	1,292	-	-	-	8,832
Provision for decline in real estate of equity method rental properties, net of tax	-	(5,074)	-	-	-	(5,074)
Discontinued operations, net of tax and minority interest: (1)
Depreciation and amortization - Real Estate Groups	-	(1,947)	-	-	-	(1,947)
Amortization of mortgage procurement costs - Real Estate Groups	-	(90)	-	-	-	(90)
Deferred taxes - Real Estate Groups	-	(1,760)	-	-	-	(1,760)
Gain on disposition of rental properties	-	64,604	-	-	-	64,604
Deferred gain on disposition of Lumber Group	-	-	-	-	642	642

Net earnings (loss)	$33,898	$69,311	$17,076	$(12,047)	$(55,813)	$52,425

Year Ended January 31, 2007

EBDT	$212,236	$75,385	$62,145	$(10,342)	$(54,470)	$284,954
Depreciation and amortization – Real Estate Groups	(131,182)	(65,093)	(160)	-	-	(196,435)
Amortization of mortgage procurement costs – Real Estate Groups	(7,904)	(2,724)	-	-	-	(10,628)
Deferred taxes – Real Estate Groups	(31,796)	3,123	(10,448)	-	(2,660)	(41,781)
Straight-line rent adjustment	9,666	(12)	(3)	-	-	9,651
Preference payment (2)	(898)	-	-	-	-	(898)
Provision for decline in real estate, net of tax and minority interest	(1,180)	-	-	-	-	(1,180)
Gain on disposition of equity method properties, net of tax	4,700	-	-	-	-	4,700
Provision for decline in real estate of equity method rental properties, net of tax	(245)	-	-	-	-	(245)
Discontinued operations, net of tax and minority interest: (1)
Depreciation and amortization - Real Estate Groups	(3,497)	(6,813)	-	-	-	(10,310)
Amortization of mortgage procurement costs - Real Estate Groups	(125)	(245)	-	-	-	(370)
Deferred taxes - Real Estate Groups	(970)	(1,835)	-	-	-	(2,805)
Straight-line rent adjustment	(894)	-	-	-	-	(894)
Gain on disposition of rental properties	99,323	43,703	-	-	-	143,026
Deferred gain on disposition of Lumber Group	-	-	-	-	466	466

Net earnings (loss)	$147,234	$45,489	$51,534	$(10,342)	$(56,664)	$177,251

Year Ended January 31, 2006

EBDT	$229,872	$53,404	$59,337	$(16,107)	$(56,010)	$270,496
Depreciation and amortization – Real Estate Groups	(119,633)	(50,623)	(190)	-	-	(170,446)
Amortization of mortgage procurement costs – Real Estate Groups	(7,440)	(2,251)	-	-	-	(9,691)
Deferred taxes – Real Estate Groups	(33,019)	5,940	(6,004)	-	3,958	(29,125)
Straight-line rent adjustment	12,780	40	15	-	-	12,835
Gain on disposition of rental properties and other investments, net of tax	-	-	-	-	311	311
Provision for decline in real estate, net of tax and minority interest	(920)	-	(1,072)	-	-	(1,992)
Gain on disposition of equity method properties, net of tax	8,064	4,836	-	-	-	12,900
Provision for decline in real estate of equity method rental properties, net of tax	(432)	-	-	-	-	(432)
Discontinued operations, net of tax and minority interest: (1)
Depreciation and amortization - Real Estate Groups	(10,723)	(11,546)	-	-	-	(22,269)
Amortization of mortgage procurement costs - Real Estate Groups	(1,609)	(278)	-	-	-	(1,887)
Deferred taxes - Real Estate Groups	(1,059)	1,508	-	-	-	449
Straight-line rent adjustment	(2,175)	-	-	-	-	(2,175)
Provision for decline in real estate	-	(1,960)	-	-	-	(1,960)
Gain on disposition of rental properties	-	26,505	-	-	-	26,505

Net earnings (loss)	$73,706	$25,575	$52,086	$(16,107)	$(51,741)	$83,519

(1)	See Note S – Discontinued Operations starting on page 126 for more information.
(2)
The preference payment of $3,707 and $898 for the years ended January 31, 2008 and 2007, respectively, represents the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the FCRC portfolio. See Note U – Class A Common Units starting on page 131 for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
M. Leases
The following tables include all lease obligations of the Company.
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year.

Years Ending January 31,
(in thousands)

2009	$556,888
2010	545,472
2011	522,747
2012	482,374
2013	426,125
Later years	2,833,976

$5,367,582

Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes, utilities and operating costs which is included in revenues from real estate operations in the Consolidated Statements of Earnings. The following table summarizes total reimbursements.

Years Ending January 31,
(in thousands)

2008	$185,373
2007	$169,369
2006	$149,049
The Company as Lessee
The Company is a lessee under various operating leasing arrangements for real property and equipment. The most significant of these involve ground leases which expire between the years 2011 and 2100, excluding optional renewal periods. The Company is subject to participation payments under certain of its ground leases, the most significant of which are in Boston and New York City. These payments are triggered by defined events within the respective lease agreements and the timing and future amounts are not determinable by the Company.
Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2008 are as follows.

Years Ending January 31,
(in thousands)

2009	$19,941
2010	18,905
2011	17,701
2012	16,463
2013	16,344
Later years	741,330

$830,684

The following table summarizes rent expense.

Years Ending January 31,
(in thousands)

2008	$23,856
2007	$19,929
2006	$18,034

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
As of January 31, 2008, the Company has a guaranteed loan of $1,400,000 relating to the Company’s share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This guarantee was entered into prior to January 31, 2003 and, therefore, has not been recorded in the Company’s consolidated financial statements at January 31, 2008, pursuant to the provisions of FIN No. 45. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company also had outstanding letters of credit of $71,802,000 as of January 31, 2008. The maximum potential amount of future payments on the guaranteed loan and letters of credit the Company could be required to make is the total amounts noted above.
The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At January 31, 2008, the maximum potential payment under these tax indemnity guarantees was approximately $74,988,000 (of which $25,233,000 has been recorded in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets). The Company believes that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any payments under these guarantees.
The Company’s mortgage loans are nonrecourse, however in some cases lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engage in certain acts as defined the respective agreements such as commit fraud, voluntarily file for bankruptcy, intentionally misapply funds, transfer title without lender consent, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2008, the outstanding balance of the partners’ share of these loans was approximately $455,984,000. The Company believes the risk of payment on the carve-out guarantees is mitigated in most cases by the fact the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
N. Commitments and Contingencies (continued)
The Company customarily guarantees lien-free completion of projects under construction. Upon completion, the guarantees are released. Additionally, the Company also provides lien-free completion guarantees on the infrastructure on the land it develops and is later sold to customers or is held for master-planned communities or mixed-use projects. The Company has provided the following completion guarantees:

			Total	Outstanding
	Total	Percent	Funding	Loan
	Costs	Completed	Sources	Balance
	(dollars in thousands)

At January 31, 2008
Projects under construction	$5,275,789	45%	$4,200,758	$1,571,774
Land	$744,162	72%	$650,293	$118,390

At January 31, 2007
Projects under construction	$4,008,894	46%	$3,182,812	$1,229,177
Land	$725,770	72%	$646,853	$122,059
The Company’s subsidiaries have been successful in consistently delivering lien-free completion of construction and land projects, without calling the Company’s guarantees of completion.
The Company is also involved in certain claims and litigation related to its operations and development. Based on the facts known at this time, management has consulted with legal counsel and is of the opinion that the ultimate outcome of all such claims and litigation will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
On August 16, 2004, the Company purchased an ownership interest in the NBA franchise known as the Nets that is reported on the equity method of accounting. Although the Company has an ownership interest of approximately 21% in the Nets, the Company recognized approximately 25%, 17% and 31% of the net loss for the years ended January 31, 2008, 2007 and 2006, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of the Nets. In connection with the purchase of the franchise, the Company and certain of its partners have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. The Company’s indemnity is limited to $100,000,000 and is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company has insurance coverage of approximately $100,000,000 in connection with such indemnity. The Company evaluated the indemnity guarantee in accordance with FIN No. 45 and determined that the fair value for the Company’s liability for its obligations under the guarantee was not material.
Certain of the Company’s ground leases include provisions requiring it to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003, and therefore, have not been recorded in the Company’s consolidated financial statements at January 31, 2008 in accordance with FIN No. 45. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
N. Commitments and Contingencies (continued)
The Company is party to an agreement whereby it has issued a $40,000,000 guarantee in connection with certain environmental work at a mixed-use development project in Brooklyn, New York. As stipulated in the agreement, the guarantee expires at some point in time between six and nine years after completion of the investigative work, which occurred on July 16, 2006. The Company has recorded a liability of $2,850,000 related to this agreement for the year ended January 31, 2008, which is included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. The Company mitigates its exposure to loss related to this agreement through an environmental insurance policy.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. Stapleton Land, LLC has funded $12,070,000 of this commitment as of January 31, 2008.
O. Stock-Based Compensation
The Company’s 1994 Stock Plan, as amended, (the “Plan”) permits the award of Class A stock options, restricted shares, and other equity awards to key employees and non-employee directors of the Company. The aggregate maximum number of shares that may be issued during the term of the Plan is 500,000 for restricted shares or units granted after June 21, 2005 and 11,750,000 for all types of awards. As of January 31, 2008, the total number of shares available for granting of all types of awards was 2,865,060, of which 161,000 may be restricted shares or units. The maximum annual award to an individual is 400,000 stock options or rights and 225,000 restricted shares or units. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments permitted by the Plan. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over four years. All outstanding restricted shares have graded vesting over four years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted in 2007, 2006 and 2005.

	Years Ended January 31,
	2008	2007	2006

Risk-free interest rate	4.51%	4.89%	4.34%
Expected volatility	18.30%	20.00%	22.90%
Expected dividend yield	0.54%	0.70%	0.70%
Expected term (in years)	5.50	6.60	6.60
The risk-free interest rate was based on published yields of U.S. Treasury Strips having a maturity date approximating the expected term of the options. Expected volatility was based on the historical volatility of the Company’s stock using the daily closing prices of the Company’s Class A common stock over a period of time equivalent to the expected term of the options. The expected dividend yield was based on the Company’s recent annual dividend divided by the average price of the Company’s stock during that period. Historical plan experience was used to estimate the expected term of options granted in 2007, and the simplified method for plain vanilla options, as provided in SAB No. 107, was used to compute the expected term of the options granted in 2006 and 2005.
The following table provides a summary of stock option activity for the year ended January 31, 2008:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
STOCK OPTIONS	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at January 31, 2007	3,256,574	$27.78
Granted	1,067,600	$65.35
Exercised	(583,086)	$14.95
Forfeited	(95,100)	$48.27

Outstanding at January 31, 2008	3,645,988	$40.30	7.2	$30,871

Options exercisable (fully vested) at January 31, 2008	1,200,739	$18.35	4.8	$26,525

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
O. Stock-Based Compensation (continued)
The weighted average grant-date fair value of stock options granted during 2007, 2006 and 2005 was $17.15, $14.32 and $10.01, respectively. The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $25,830,000, $30,486,000 and $27,951,000, respectively. Cash received from stock options exercised during 2007, 2006 and 2005 was $8,714,000, $9,725,000 and $12,590,000, respectively. Income tax benefit realized as a reduction of income taxes payable from stock options exercised was $3,954,000, $151,000 and $178,000 during the year ended January 31, 2008, 2007 and 2006, respectively. At January 31, 2008, there was $19,697,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.64 years.
The following table provides a summary of restricted stock activity for the year ended January 31, 2008:

		Weighted Average
		Grant-Date
RESTRICTED STOCK	Shares	Fair Value

Unvested shares at January 31, 2007	393,500	$34.20
Granted	154,200	$65.32
Vested	(202,500)	$27.85
Forfeited	(6,200)	$54.64

Unvested shares at January 31, 2008	339,000	$51.78

Restricted stock represents a grant of Class A common stock to key employees subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. The restrictions generally lapse on the second, third and fourth anniversary of the date of grant. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under SFAS No. 123(R) and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the employee and the Company records the issuance of the shares. At January 31, 2008, 339,000 unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.
The weighted average grant-date fair value of restricted stock granted during 2007, 2006 and 2005 was $65.32, $46.37 and $31.75, respectively. The total fair value of shares that vested during 2007, 2006 and 2005 was $5,639,000, $872,000 and $2,467,000, respectively. At January 31, 2008, there was $10,821,000 of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 2.70 years.
In connection with the vesting of restricted stock during the years ended January 31, 2008, 2007 and 2006, the Company repurchased into treasury 78,641, 17,970 and 61,584 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $4,272,000, $826,000 and $1,945,000, respectively.
P. Earnings Per Share
Earnings per share (“EPS”) has been computed under the provisions of SFAS No. 128 “Earnings Per Share”. Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB 128 (“EITF 03-6”),” the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the FCRC portfolio in November 2006 (see Note U – Class A Common Units), which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common stock holders. Therefore, the Class A units are included in the computation of basic and diluted earnings per share if the effect of applying the if-converted method is dilutive.
The computation of EPS for continuing operations and net earnings for the year ended January 31, 2008 did not allocate any amounts to the holders of the Class A Common Units, which are considered participating securities in accordance with EITF 03-6. For the year ended January 31, 2008, the $13,197,000 of loss from continuing operations was allocated solely to the holders of common stock as the participating security holders do not share in the losses in accordance with EITF 03-6. The computation of EPS for discontinued operations for the year ended January 31, 2008 reflects the allocation of dividends of $31,861,000 to common stock holders which were not included in the computation of EPS for continuing operations. The balance of the income from discontinued operations was allocated to common stock holders and the participating securities in accordance with EITF 03-6.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
P. Earnings Per Share (continued)
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table (in thousands, except share and per share amounts).

	Years Ended January 31,
	2008	2007	2006

Numerators
Earnings (loss) from continuing operations	$(13,197)	$30,742	$67,848
Undistributed earnings allocated to participating securities	-	(28)	-

Earnings (loss) from continuing operations - Basic	(13,197)	30,714	67,848
Undistributed earnings allocated to participating securities	-	28	-
Preferred distribution on Class A Common Units	-	551	-

Earnings (loss) from continuing operations - Diluted	$(13,197)	$31,293	$67,848

Net earnings	$52,425	$177,251	$83,519
Undistributed earnings allocated to participating securities	(754)	(1,324)	-

Net earnings - Basic	51,671	175,927	83,519
Undistributed earnings allocated to participating securities	-	1,324	-
Preferred distribution on Class A Common Units	-	551	-

Net earnings - Diluted	$51,671	$177,802	$83,519

Denominators
Weighted average shares outstanding - Basic	102,261,740	101,654,626	101,079,578
Effect of stock options and restricted stock (1)(2)	-	1,893,396	1,524,354
Effect of convertible Class A Common Units (2)	-	906,876	-

Weighted average shares outstanding - Diluted (3)	102,261,740	104,454,898	102,603,932

Earnings Per Share
Earnings (loss) from continuing operations - Basic	$(0.13)	$0.30	$0.67
Earnings (loss) from continuing operations - Diluted	$(0.13)	$0.30	$0.66

Net earnings - Basic	$0.51	$1.73	$0.83
Net earnings - Diluted	$0.51	$1.70	$0.81

(1)
Options granted in March 2007 to purchase 1,067,600 shares of common stock were not included in the computation of diluted earnings per share for the year ended January 31, 2008 because they were anti-dilutive.

(2)
For the year ended January 31, 2008, the effect of 1,419,335 shares related to options and restricted stock and 3,894,232 Class A Common Units issued in November 2006 were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

(3)
The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note H – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the years ended January 31, 2008 and 2007 as the Company’s average stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the years ended January 31, 2008 and 2007 as the Company’s stock price did not exceed the exercise price.

Q. Stock Split
On June 21, 2005, the Board of Directors declared a two-for-one stock split of the Company’s outstanding Class A and Class B common stock effective July 11, 2005 to shareholders of record on June 27, 2005. The stock split is given retroactive effect to the beginning of the earliest period presented in the Company’s Consolidated Statements of Shareholders’ Equity by transfer of the par value of the additional shares issued from the additional paid-in-capital account to the common stock accounts.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
R. Dividends
The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date Declared	Date of Record	Payment Date	Amount Per Share

March 22, 2007	June 1, 2007	June 15, 2007	$0.07
June 21, 2007	September 4, 2007	September 18, 2007	$0.08
September 26, 2007	December 3, 2007	December 17, 2007	$0.08
December 14, 2007	March 3, 2008	March 17, 2008	$0.08
March 26, 2008 (1)	June 1, 2008	June 15, 2008	$0.08

(1)	Since this dividend was declared after January 31, 2008, it is not reflected in the consolidated financial statements.
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Earnings for the years ended January 31, 2008, 2007 and 2006. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York, was held for sale at January 31, 2008. Sterling Glen of Lynbrook’s assets and liabilities as of January 31, 2008 are presented in the table below.

January 31, 2008
(in thousands)

Assets
Real estate	$29,858
Notes and accounts receivable, net	179
Other assets	1,635

Total Assets	$31,672

Liabilities
Mortgage debt, nonrecourse	$27,700
Accounts payable and accrued expenses	798

Total Liabilities	$28,498

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
The following table lists the consolidated rental properties included in discontinued operations:

		Square Feet/	Quarter/	Year	Year	Year
		Number	Year	Ended	Ended	Ended
Property	Location	of Units	Disposed	1/31/2008	1/31/2007	1/31/2006

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	-	Yes	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	-	Yes	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	-	Yes	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	-	Yes	Yes

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Est. Q1-2008	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	Yes	Yes	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	Yes	Yes	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	Yes	Yes	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	Yes	Yes	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	Yes	Yes	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	Yes	Yes	Yes
Landings of Brentwood	Nashville, Tennessee	724 units	Q2-2007	Yes	-	-
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	-	Yes	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	-	Yes	Yes
Enclave	San Jose, California	637 units	Q4-2005	-	-	Yes
Cherrywood Village	Denver, Colorado	360 units	Q3-2005	-	-	Yes
Ranchstone	Denver, Colorado	368 units	Q3-2005	-	-	Yes
During the year ended January 31, 2008, the Company consummated an agreement to sell eight and lease four supported-living apartment properties to a third party. Eleven of the properties are open and operating and one was under construction at the time of the agreement. Under terms of the agreement, the property that was under construction and seven operating properties will be sold and the four remaining properties will be operated by the purchaser under long-term operating leases. The operating leases have stated terms of five or ten years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. The Company is generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. During June 2007, prior to the agreements to dispose and lease its supported-living properties, the Company acquired its partner’s interests in each of these properties for net cash consideration of approximately $20,500,000. The acquisition of its partner’s interest (a related party who is an employee of the Company) was accounted for as an acquisition of minority interest in accordance with SFAS No. 141, “Business Combinations,” and has been recorded as an adjustment of the basis of the supported-living properties.
Pursuant to the agreement, during July 2007, six operating properties listed in the table above were sold generating a gain on disposition of rental properties of $80,208,000 ($49,215,000, net of tax), which has been classified as discontinued operations along with the operating results of the six properties through the date of sale. The seventh operating property, Sterling Glen of Lynbrook, is expected to be sold in 2008 and is being operated by the purchaser under a short-term lease. This property is presented as discontinued operations as of January 31, 2008 as the Company believes it is probable the property will be sold within one year and all other criteria for classification as held for sale were met at January 31, 2008. During the year ended January 31, 2008, the property under construction, Sterling Glen of Roslyn, located in Roslyn, New York, was sold at a pre-tax gain of $17,830,000 ($10,940,000, net of tax) that is included in other income in the Consolidated Statements of Earnings for the year ended January 31, 2008.
Four of the remaining properties entered into long-term operating leases with the purchaser. The Company has continued to consolidate the leased properties in its Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66 have not been achieved. Further, the Company has concluded that the leased properties have met the criteria as VIEs pursuant to FIN No. 46(R), and due to its obligation to absorb a majority of expected losses, the leased properties are consolidated by the Company at January 31, 2008. These properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of January 31, 2008; therefore, these properties have not been included in discontinued operations.
During the year ended January 31, 2008, the Company also disposed of Landings of Brentwood, a 724-unit apartment community, for a gain on disposition of rental properties of $25,079,000 ($15,388,000, net of tax).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
In addition, the Company’s Lumber Group strategic business unit was sold during the year ended January 31, 2005 for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price was to be paid in four annual installments commencing November 12, 2006. The Company deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain is recognized in discontinued operations and interest income is recognized in continuing operations as the note receivable principal and interest are collected. During the years ended January 31, 2008 and 2007, the Company received the first two annual installments of $1,250,000 each, which included $1,046,000 ($642,000, net of tax) of the deferred gain and $204,000 of interest income during 2007 and $760,000 ($466,000, net of tax) of the deferred gain and $490,000 of interest income during 2006.
The operating results related to discontinued operations were as follows:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Revenues	$26,304	$110,300	$171,133

Expenses
Operating expenses	20,055	76,349	122,232
Depreciation and amortization	1,947	9,894	22,666
Provision for decline in real estate	-	-	4,600

	22,002	86,243	149,498

Interest expense	(4,179)	(20,929)	(31,956)
Amortization of mortgage procurement costs	(90)	(477)	(3,362)
Loss on early extinguishment of debt	(363)	-	(4,803)

Interest income	942	2,333	841
Gain on disposition of rental properties and Lumber Group	106,333	351,861	43,198

Earnings before income taxes	106,945	356,845	25,553

Income tax expense (benefit)
Current	25,310	12,929	(7,178)
Deferred	16,013	79,336	17,055

	41,323	92,265	9,877

Earnings before minority interest	65,622	264,580	15,676

Minority interest, net of tax
Gain on disposition of rental properties	-	118,009	-
Operating earnings from rental properties	-	62	5

	-	118,071	5

Net earnings from discontinued operations	$65,622	$146,509	$15,671

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S. Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
Gain on Disposition of Rental Properties and Lumber Group
The following table summarizes the gain on disposition of rental properties and Lumber Group, before tax and minority interest, for the years ended January 31, 2008, 2007 and 2006:

	Years Ended January 31,
	2008	2007	2006
	(in thousands)

Discontinued Operations:
Six Sterling Glen properties (Supported-Living Apartments) (1)	$80,208	$-	$-
Landings of Brentwood (Apartments) (2)	25,079	-	-
Hilton Times Square Hotel (2)	-	135,945	-
Embassy Suites Hotel (2)	-	117,606	-
Mount Vernon Square (Apartments) (2)	-	63,881	-
Battery Park City (Retail) (2)	-	25,888	-
Providence at Palm Harbor (Apartments) (2)	-	7,342	-
G Street Retail (Specialty Retail Center)	-	439	-
Enclave (Apartments) (2)	-	-	33,722
Ranchstone (Apartments) (2)	-	-	5,079
Cherrywood Village (Apartments) (2)	-	-	4,397
Lumber Group	1,046	760	-

Total	$106,333	$351,861	$43,198

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
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of gains on equity method investments disposed of during the years ended January 31, 2008, 2007 and 2006, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Earnings.

		Years Ended January 31,
		2008	2007	2006
		(in thousands)

University Park at MIT Hotel	Cambridge, Massachusetts	$12,286	$-	$-
White Acres (Apartments) (1)	Richmond Heights, Ohio	2,106	-	-
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	-	7,662	-
Showcase (Specialty Retail Center)	Las Vegas, Nevada	-	-	13,145
Colony Place (Apartments)	Fort Myers, Florida	-	-	5,352
Flower Park Plaza (Apartments)	Santa Ana, California	-	-	2,526

Total		$14,392	$7,662	$21,023

(1)
The Company disposed of its interest in White Acres in a non-monetary exchange for the remaining outside interest in Midtown Towers, an apartment community located in Parma, Ohio, which was also an equity method investment. The Company has accounted for the non-monetary transaction based upon the fair value of the equity method investments exchanged, which resulted in the above gain on disposition of $2,106 for the year ended January 31, 2008.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
T. Provision for Decline in Real Estate and Loss on Early Extinguishment of Debt
Provision for Decline in Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate pursuant to the guidance established in SFAS No. 144. For its equity method real estate investments, a loss in value of an investment which is other than a temporary decline is recognized as a provision for decline in real estate based upon the length of time elapsed, severity of decline and all other relevant facts and circumstances.
The Company recorded a provision for decline in real estate of $3,302,000, $1,923,000 and $3,274,000 for the years ended January 31, 2008, 2007 and 2006, respectively. For the year ended January 31, 2008, the Company recorded a provision for decline in real estate for the other than temporary decline in its equity method investments in its Land Development Group related to Smith Family Homes, located in Tampa, Florida of $2,050,000, Gladden Forest, located in Marana, Arizona of $850,000 and Old Stone Crossing at Caldwell Creek, located in Charlotte, North Carolina of $300,000. The Company also recorded a provision for decline in real estate of $102,000 at Syracuse Village, an affordable housing community, located in Denver, Colorado. For the year ended January 31, 2007, the Company recorded a provision for decline in real estate of $1,923,000 related to Saddle Rock Village, a commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. For the year ended January 31, 2006, the Company recorded a provision for decline in real estate in the Land Development Group of $1,330,000 related to Rockport Square, a residential and retail development project located in Lakewood, Ohio, a provision of $1,500,000 related to the Ritz Carlton, a Commercial hotel located in Cleveland, Ohio, a provision of $256,000 related to Syracuse Village, an affordable housing community located in Denver, Colorado and a provision of $188,000 related to Kline’s Farm, a planned residential community located in Girard, Ohio. These provisions represent a write down to the estimated fair value, less cost to sell, due to a change in events, such as an offer to purchase, and/or consideration of current market conditions related to the estimated future cash flows.
Loss on Early Extinguishment of Debt
For the years ended January 31, 2008, 2007 and 2006, the Company recorded $8,955,000, $2,175,000 and $5,181,000, respectively, as loss on early extinguishment of debt. For the year ended January 31, 2008, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Sterling Glen of Great Neck, a 142-unit supported living residential community located in Great Neck, New York, Northern Boulevard and Columbia Park Center, specialty retail centers located in Queens, New York and North Bergen, New Jersey, respectively, and Eleven MetroTech Center, an office building located in Brooklyn, New York and the early extinguishment of borrowings at 101 San Fernando, an apartment community located in San Jose, California in order to secure more favorable financing terms. The loss for the year ended January 31, 2008 also includes the impact of early extinguishment of the construction loan at New York Times, an office building located in Manhattan, New York, in order to obtain permanent financing, as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee, which was sold during the year ended January 31, 2008 (see Note S — Discontinued Operations).
For the year ended January 31, 2007, the loss primarily represents the early extinguishment of a construction loan at Simi Valley Town Center, a retail center located in Simi Valley, California, in order to obtain permanent financing and the early extinguishment of other borrowings at 101 San Fernando. For the year ended January 31, 2006, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at One MetroTech Center and Ten MetroTech Center, office buildings located in Brooklyn, New York, and Sterling Glen of Ryebrook, a 166-unit supported living residential community located in Ryebrook, New York, in order to secure more favorable financing terms.
The following table summarizes early extinguishment of debt included in discontinued operations.

		Years Ended January 31,
		2008	2007	2006
		(in thousands)
Embassy Suites Hotel	Manhattan, New York	$-	$-	$2,369
Enclave	San Jose, California	-	-	948
Ranchstone	Denver, Colorado	-	-	565
Cherrywood Village	Denver, Colorado	-	-	546
Hilton Times Square	Manhattan, New York	-	-	510
Sterling Glen of Stamford	Stamford, Connecticut	163	-	73
Sterling Glen of Darien	Darien, Connecticut	104	-	46
Sterling Glen of Center City	Philadelphia, Pennsylvania	96	-	-
Mount Vernon Square	Alexandria, Virginia	-	-	(254)

Total		$363	$-	$4,803

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
U. Class A Common Units
On November 8, 2006, the Company issued Class A Common Units (“Units”) in a newly-formed jointly-owned limited liability company (the “Joint LLC”) to Bruce C. Ratner (“Mr. Ratner”) and certain individuals and entities affiliated with Mr. Ratner (collectively with Mr. Ratner the “Ratner Entities”) in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Joint LLC will be controlled and consolidated by the Company, subject to limited rights of the Ratner Entities to vote on certain matters affecting their interests. The Company has accounted for the issuance of the Units in exchange for the minority interests under the purchase method of accounting. The majority of the combined interests was and will continue to be consolidated into the financial statements of the Company. Mr. Ratner will continue to be Chief Executive Officer of FCRC, which is a wholly-owned subsidiary of the Company at January 31, 2008. Mr. Ratner was also appointed as Executive Vice President of the Company and as a Class B Member of the Board of Directors of the Company.
Upon issuance of the Units, the Ratner Entities contributed their ownership interests in the 30 operating properties, the service companies and participation rights in all future developments, except seven identified development opportunities, to the Joint LLC. After a one-year lock-up period, which expired on November 7, 2007, the Units may be exchanged for an equal number of shares of the Company’s Class A common stock or, solely at the Company’s option, cash based on the value of the stock at the time of conversion. The Company has no rights to redeem or repurchase the Units. For the first five years only, the Units that have not been exchanged are entitled to their proportionate share of an annual preferred payment of $2,500,000 plus an amount equal to the dividends paid on the same number of shares of the Company’s common stock. After five years, the Units that have not been exchanged are entitled to a payment equal to the dividends paid on an equivalent number of shares of the Company’s common stock. At January 31, 2008 and 2007, the Company has recorded approximately $3,707,000 and $898,000, respectively, related to the annual preferred payment which is classified as minority interest expense on the Company’s Consolidated Statements of Earnings. In addition, the Company will indemnify Mr. Ratner and certain members of his family for tax liabilities they may incur as a result of the sale of certain of these properties during the 12-year period following the closing of the transaction. For the year ended January 31, 2008, the Company did not sell any of these properties.
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
The following table summarizes the final allocation of the total consideration exchanged for the minority interests (in thousands):

Completed rental properties (1)	$227,500

Notes and accounts receivable, net (2)	11,000

Investments in and advances to affiliates (3)	11,300

Other assets (4)	119,000

Mortgage debt, nonrecourse (5)	(12,000)

Accounts payable and accrued expenses (6)	(83,200)

$273,600

     Represents allocation for:
(1)	Land, building, site improvements, and tenant improvements associated with the underlying real estate
(2)	Above market leases
(3)	Equity method property
(4)	Below market ground rents, in-place leases, tenant relationships, and leasing commissions
(5)	Net above market debt
(6)	Below market leases and above market ground rents

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)
Revenues from real estate operations and earnings before income taxes have been reclassified for properties disposed of and for properties qualifying for discontinued operations presentation under SFAS No. 144.

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2008	2007	2007	2007
	(in thousands, except per share data)

Revenues from real estate operations	$406,043	$333,626	$287,586	$268,365
Earnings (loss) before income taxes	$24,047	$(7,400)	$9,099	$(29,161)
Net earnings (loss)	$12,605	$(10,774)	$67,775	$(17,181)
Basic net earnings (loss) per common share (1)	$0.12	$(0.11)	$0.64	$(0.17)
Diluted net earnings (loss) per common share (1)	$0.12	$(0.11)	$0.63	$(0.17)

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2007	2006	2006	2006
	(in thousands, except per share data)

Revenues from real estate operations	$348,254	$262,533	$250,829	$261,735
Earnings (loss) before income taxes	$29,245	$(7,204)	$(8,493)	$18,856
Net earnings	$70,626	$45,875	$7,492	$53,258
Basic net earnings per common share (1)	$0.67	$0.45	$0.07	$0.52
Diluted net earnings per common share (1)	$0.66	$0.45	$0.07	$0.52
(1)
Basic and diluted earnings per share have been computed under the provisions of SFAS No. 128 “Earnings Per Share”. Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method Under FASB 128,” the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the FCRC portfolio in November 2006, which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common stockholders. Therefore, the Class A units are included in the computation of basic and diluted earnings per share if the effect of applying the if-converted method is dilutive. Basic earnings per share is computed by dividing net earnings less the allocable undistributed earnings of Bruce C. Ratner’s Class A Common Units by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of applying the if-converted method to the Class A Common Units and the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ earnings per share may not equal the annual earnings per share due to the weighting of stock and option activity occurring during the year. All earnings per share disclosures appearing in these financial statements were computed assuming dilution unless otherwise indicated.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or furnishes under the Securities Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2008.
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
Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of January 31, 2008.
The effectiveness of our internal control over financial reporting as of January 31, 2008 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 80 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting
In connection with the evaluation required by Exchange Act Rule 13(a)-15(d), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in the Company’s internal control over financial reporting, as defined in exchange Act Rule 13(a)-15(f), that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Respectfully,

/s/ Charles A. Ratner
Charles A. Ratner
President and Chief Executive Officer

/s/ Thomas G. Smith
Thomas G. Smith
Executive Vice President, Chief Financial Officer and Secretary

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)
Identification of Directors will be contained in the “Election of Directors” section of the definitive proxy statement, which the registrant anticipates will be filed by April 30, 2008 and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, Executive Officers of the registrant are reported in Part I of this Form 10-K.
(c)
The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, which the registrant anticipates will be filed by April 30, 2008 and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. The names of the audit committee members and the Company’s assessment of an audit committee “financial expert” is contained in the “Committees of the Board Audit Committee” section of the definitive proxy statement, which the registrant anticipates will be filed by April 30, 2008 and is incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.
Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation,” the “Compensation Discussion and Analysis” and “Executive Compensation” sections of the definitive proxy statement, which the registrant anticipates will be filed by April 30, 2008 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Principal Security Holders” and “Equity Compensation Plan Information” sections of the definitive proxy statement, which the registrant anticipates will be filed by April 30, 2008 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, which the registrant anticipates will be filed by April 30, 2008 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, which the registrant anticipates will be filed by April 30, 2008 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a)	List of Documents filed as part of this report.

1.	Financial statements and supplementary data included in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm
	Consolidated Balance Sheets – January 31, 2008 and 2007
	Consolidated Statements of Earnings for the years ended January 31, 2008, 2007 and 2006
	Consolidated Statements of Comprehensive Income for the years ended January 31, 2008, 2007 and 2006
	Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2008, 2007 and 2006
	Consolidated Statements of Cash Flows for the years ended January 31, 2008, 2007 and 2006
	Notes to Consolidated Financial Statements
	Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

	Individual financial statements of entities accounted for by the equity method have been omitted because such entities would not constitute a significant subsidiary or it has been determined that inclusion of such financial statements are not required.

2.	Financial statements and schedules required by Part II, Item 8 are included in Part IV Item 15(c):

		Page No.

	Schedule II – Valuation and Qualifying Accounts for the years ended January 31, 2008, 2007 and 2006	142
	Schedule III – Real Estate and Accumulated Depreciation at January 31, 2008 with reconciliations for the years ended January 31, 2008, 2007 and 2006	143

	The report of the independent registered public accounting firm with respect to the above listed financial statement schedules appears on page 80.

	Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits – see (b) starting on page 137.

(b)	Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-
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

4.2	-	Form of 7.625% Senior Note due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.3	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.4	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.5	-
Indenture, dated as of October 10, 2006, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2011, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

9.1	-
Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner, incorporated by reference to Exhibit 9.1 to the Company’s Form 10-K for the year ended January 31, 2007 (File No. 1-4372).

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

+10.15	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.16	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.17	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.18	-
First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.19	-
Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.20	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372) (Replaced by Exhibit 10.21).

*+10.21	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008) (Replaces Exhibit 10.20).

+10.22	-
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

+10.26	-
Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for quarter ended April 30, 2005 (File No. 1-4372).

+10.27	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372).

+10.28	-
Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.29	-
Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.30	-	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

+10.31	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.32	-
Forest City Enterprises, Inc. Board of Directors Compensation Policy, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372) (Replaced by Exhibit 10.33).

*+10.33	-	Forest City Enterprises, Inc. Amended Board of Directors Compensation Policy, effective February 1, 2008 (Replaces Exhibit 10.32).

+10.34	-
Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Pension Plan for Executives (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372) (Replaced by Exhibit 10.59).

+10.35	-
Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.36	-
Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.37	-
Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

+10.38	-
Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended January 31, 2006 (File No. 1-4372).

+10.39	-
Amendment No. 2 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 3, 2007 (Registration No. 333-122172).

+10.40	-
Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.41	-
First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.42	-
Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.43	-
Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.44	-
Employment Agreement (re: death benefits) entered into on May 31, 1999, between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.45	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.46	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.47	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.48	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.49	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.50	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.51	-
Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

10.52	-
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

10.53	-
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

10.54	-
Additional Bank Assumption Agreement by and among The Bank of New York, Forest City Rental Properties Corporation, and KeyBank in its capacity as administrative agent under the Credit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2007 (File No. 1-4372).

10.55	-
Additional Bank Assumption Agreement by and among Wachovia Bank, N.A., Forest City Rental Properties Corporation, and KeyBank in its capacity as administrative agent under the Credit Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 20, 2007 (File No. 1-4372).

*10.56	-
Exhibit A to the Amended and Restated Credit Agreement by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, revised as of December 20, 2007, further revised as of February 4, 2008 and further revised as of February 19, 2008.

10.57	-
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

10.58	-
Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

*+10.59	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008) (Replaces Exhibit 10.34).

*+10.60	-	Fifth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of March 26, 2008.

*21	-	Subsidiaries of the Registrant.

*23	-
Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration Nos. 333-41437, 333-87378, 333-139801, 333-143991 and 333-147201) and Forms S-8 (Registration Nos.  333-38912, 333-61925 and 333-122172).

*24	-	Powers of attorney.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15 (b).

*	Filed herewith.

(c) Financial Statement Schedules
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
	(in thousands)

Allowance for doubtful accounts
January 31, 2008	$12,069	$2,369	$1,557	$12,881
January 31, 2007	$10,588	$3,484	$2,003	$12,069
January 31, 2006	$10,731	$2,334	$2,477	$10,588

Notes receivable reserve
January 31, 2008	$548	$29	$374	$203
January 31, 2007	$434	$114	$-	$548
January 31, 2006	$404	$33	$3	$434

Allowance for projects under development
January 31, 2008	$15,686	$19,087	$22,987	$11,786
January 31, 2007	$16,486	$9,318	$10,118	$15,686
January 31, 2006	$19,986	$3,821	$7,321	$16,486

Valuation reserve on other investments
January 31, 2008	$6,807	$148	$21	$6,934
January 31, 2007	$6,784	$23	$-	$6,807
January 31, 2006	$6,684	$100	$-	$6,784

Valuation reserve on tax benefits
January 31, 2008	$30,914	$475	$3,975	$27,414
January 31, 2007	$29,049	$1,904	$39	$30,914
January 31, 2006	$19,540	$9,527	$18	$29,049

(c) Financial Statement Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries

												Range of Lives (In Years)
				Cost Capitalized								on Which Depreciation
		Initial Cost		Subsequent		Gross Amount at Which Carried						in Latest Income
		to Company		to Acquisition		at Close of January 31, 2008						Statement is Computed
	Amount of								Accumulated
	Encumbrance		Buildings				Buildings		Depreciation
	at January 31,		and		Carrying		and	Total	at January 31,	Date of	Date
Description of Property	2008	Land	Improvements	Improvements	Costs	Land	Improvements	(A)(B)	2008 (C)	Construction	Acquired	Building	Improvements

						(in thousands)
Apartments:
Miscellaneous investments	$1,048,164	$128,785	$1,293,105	$70,882	$109,475	$123,114	$1,479,133	$1,602,247	$231,513	Various	-	Various	Various
Shopping Centers:
Miscellaneous investments	2,289,906	277,697	2,247,955	423,118	15,050	327,526	2,636,294	2,963,820	397,181	Various	-	Various	Various
Office Buildings:
New York, New York	640,000	91,737	375,931	-	4,479	91,737	380,410	472,147	2,727	2004-2007	-	Various	Various
Miscellaneous investments	1,726,751	49,306	1,984,942	342,501	135,627	111,737	2,400,639	2,512,376	607,701	Various	-	Various	Various
Leasehold improvements and other equipment:
Miscellaneous investments	-	-	11,095	-	-	-	11,095	11,095	5,269	-	Various	Various	Various
Under Construction:
Miscellaneous investments	552,258	421,116	1,078,379	-	-	421,116	1,078,379	1,499,495	-
Developed Land:
Miscellaneous investments	81,531	155,524	-	-	-	155,524	-	155,524	-

Total	$6,338,610	$1,124,165	$6,991,407	$836,501	$264,631	$1,230,754	$7,985,950	$9,216,704	$1,244,391

(A)	The aggregate cost at January 31, 2008 for federal income tax purposes was $8,183,059. For (B) and (C) refer to the following page.

(c) Financial Statement Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

	Years Ended January 31,
	2008	2007	2006
	(in thousands)
(B) Reconciliations of total real estate carrying value are as follows:
Balance at beginning of period	$8,229,273	$7,155,126	$6,437,906
Additions during period -
Improvements	1,016,701	1,108,727	935,475
Other additions	17,652	32,884	-
Other acquisitions	334,655	218,763	58,667
Exchange of cash and Class A Common Units for partner’s interest	-	228,958	-

	1,369,008	1,589,332	994,142

Deductions during period -
Cost of real estate sold or retired	(381,577)	(515,185)	(276,922)

Balance at end of period	$9,216,704	$8,229,273	$7,155,126

(C) Reconciliations of accumulated depreciation are as follows:
Balance at beginning of period	$1,085,978	$986,594	$865,562
Additions during period -
Charged to profit or loss	183,710	151,235	154,672
Net other additions (deductions) during period -
Acquisitions, retirements and sales	(25,297)	(51,851)	(33,640)

Balance at end of period	$1,244,391	$1,085,978	$986,594

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date: March 31, 2008	BY:	/s/ Charles A. Ratner

(Charles A. Ratner, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Co-Chairman of the Board and Director	March 31, 2008

(Albert B. Ratner)

*	Co-Chairman of the Board, Treasurer	March 31, 2008
(Samuel H. Miller)	and Director

/s/ Charles A. Ratner	President, Chief Executive Officer	March 31, 2008
(Charles A. Ratner)	and Director (Principal Executive Officer)

/s/ Thomas G. Smith (Thomas G. Smith)	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 31, 2008

/s/ Linda M. Kane (Linda M. Kane)	Senior Vice President, Chief Accounting and Administrative Officer (Principal Accounting Officer)	March 31, 2008

*	Executive Vice President and Director	March 31, 2008
(James A. Ratner)

*	Executive Vice President and Director	March 31, 2008
(Ronald A. Ratner)

*	Executive Vice President and Director	March 31, 2008
(Brian J. Ratner)

*	Executive Vice President and Director	March 31, 2008
(Bruce C. Ratner)

*	Director	March 31, 2008
(Deborah Ratner Salzberg)

*	Director	March 31, 2008
(Michael P. Esposito, Jr.)

*	Director	March 31, 2008
(Scott S. Cowen)

*	Director	March 31, 2008
(Jerry V. Jarrett)

*	Director	March 31, 2008
(Joan K. Shafran)

*	Director	March 31, 2008
(Louis Stokes)

*	Director	March 31, 2008
(Stan Ross)
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material on or about April 30, 2008.
*   The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ Charles A. Ratner	March 31, 2008
(Charles A. Ratner, Attorney-in-Fact)

EXHIBITS FILED HEREWITH

Exhibit
Number		Description of Document

10.21	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008).

10.33	-	Forest City Enterprises, Inc. Amended Board of Directors Compensation Policy, effective February 1, 2008.

10.56	-
Exhibit A to the Amended and Restated Credit Agreement by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, revised as of December 20, 2007, further revised as of February 4, 2008 and further revised as of February 19, 2008.

10.59	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008).

10.60	-	Fifth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of March 26, 2008.

21	-	Subsidiaries of the Registrant.

23	-
Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration Nos. 333-41437, 333-87378, 333-139801, 333-143991 and 333-147201) and Forms S-8 (Registration Nos. 333-38912, 333-61925 and 333-122172).

24	-	Powers of attorney.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.