Form 10-Q
period 2008-04-30
FOREST CITY ENTERPRISES INC
filed 2008-06-06
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

Class	Outstanding at June 3, 2008
Class A Common Stock, $.33 1/3 par value	79,253,885 shares

Class B Common Stock, $.33 1/3 par value	23,698,349 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30, 2008	January 31, 2008
	(Unaudited)
	(in thousands)

Assets
Real Estate
Completed rental properties	$7,794,681	$7,561,685
Projects under development	1,591,749	1,499,495
Land held for development or sale	161,875	155,524

Total Real Estate	9,548,305	9,216,704

Less accumulated depreciation	(1,291,523)	(1,244,391)

Real Estate, net	8,256,782	7,972,313

Cash and equivalents	179,850	254,434
Restricted cash	408,568	248,262
Notes and accounts receivable, net	415,233	419,090
Investments in and advances to affiliates	365,067	495,828
Other assets	887,595	829,998
Operating property assets held for sale	31,617	31,672

Total Assets	$10,544,712	$10,251,597

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$6,666,259	$6,338,610
Notes payable	173,920	143,874
Bank revolving credit facility	32,000	39,000
Senior and subordinated debt	886,900	886,900
Accounts payable and accrued expenses	978,559	1,015,844
Deferred income taxes	460,420	477,238
Liabilities of operating property held for sale	28,570	28,498

Total Liabilities	9,226,628	8,929,964

Minority Interest	389,108	349,517

Commitments and Contingencies	-	-

Company-Obligated Trust Preferred Securities	-	-

Shareholders’ Equity
Preferred stock - without par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 271,000,000 shares authorized, 78,834,468 and 78,237,993 shares issued and 78,781,255 and 78,201,673 shares outstanding, respectively	26,278	26,079
Class B, convertible, 56,000,000 shares authorized, 23,878,414 and 24,387,607 shares issued and outstanding, respectively; 26,257,961 issuable	7,960	8,129

	34,238	34,208
Additional paid-in capital	230,211	229,358
Retained earnings	734,359	782,871
Less treasury stock, at cost; 53,213 and 36,320 Class A shares, respectively	(2,307)	(1,665)

	996,501	1,044,772
Accumulated other comprehensive loss	(67,525)	(72,656)

Total Shareholders’ Equity	928,976	972,116

Total Liabilities and Shareholders’ Equity	$10,544,712	$10,251,597

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
	2008	2007
	(in thousands, except per share data)

Revenues from real estate operations	$307,646	$268,365

Expenses
Operating expenses	207,676	168,592
Depreciation and amortization	66,619	59,787

	274,295	228,379

Interest expense	(83,371)	(76,799)
Amortization of mortgage procurement costs	(2,938)	(2,564)
Loss on early extinguishment of debt	(5,179)	(2,544)

Interest and other income	8,401	11,399
Gain on disposition of other investments	150	-

Loss before income taxes	(49,586)	(30,522)

Income tax expense (benefit)
Current	555	(1,692)
Deferred	(20,134)	(12,348)

	(19,579)	(14,040)

Minority interest	(694)	(2,548)

Equity in (loss) earnings of unconsolidated entities	(9,647)	1,361

Loss from continuing operations	(40,348)	(17,669)

Discontinued operations, net of tax:
Operating earnings from rental properties	79	488

Net loss	$(40,269)	$(17,181)

Basic and diluted loss per common share
Loss from continuing operations	$(0.39)	$(0.17)
Earnings from discontinued operations, net of tax	-	-

Net loss	$(0.39)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended April 30,
	2008	2007
	(in thousands)

Net loss	$(40,269)	$(17,181)

Other comprehensive income (loss), net of tax and minority interest:

Unrealized net gains (losses) on investment securities	51	(41)

Change in unrealized net gains (losses) on interest rate derivative contracts	5,080	(9,178)

Other comprehensive income (loss), net of tax and minority interest	$5,131	$(9,219)

Comprehensive loss	$(35,138)	$(26,400)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Three Months Ended April 30, 2008
Balances at January 31, 2008	78,238	$26,079	24,388	$8,129	$229,358	$782,871	36	$(1,665)	$(72,656)	$972,116
Net loss						(40,269)				(40,269)
Other comprehensive income, net of tax and minority interest									5,131	5,131
Dividends $.08 per share						(8,243)				(8,243)
Purchase of treasury stock							17	(642)		(642)
Conversion of Class B to Class A shares	510	169	(510)	(169)						-
Exercise of stock options	12	4			120					124
Restricted stock vested	74	26			(26)					-
Stock-based compensation					4,469					4,469
Distribution of accumulated equity to minority partners					(3,710)					(3,710)

Balances at April 30, 2008	78,834	$26,278	23,878	$7,960	$230,211	$734,359	53	$(2,307)	$(67,525)	$928,976

Three Months Ended April 30, 2007
Balances at January 31, 2007	76,693	$25,564	25,254	$8,418	$247,884	$762,062	65	$(3,449)	$(14,668)	$1,025,811
Cumulative effect of change in accounting for uncertain tax positions						245				245
Net loss						(17,181)				(17,181)
Other comprehensive loss, net of tax and minority interest									(9,219)	(9,219)
Dividends $.07 per share						(7,218)				(7,218)
Purchase of treasury stock							50	(3,138)		(3,138)
Conversion of Class B to Class A shares	82	27	(82)	(27)						-
Exercise of stock options	212	71			3,347					3,418
Restricted stock granted out of treasury	(107)	(36)			(6,020)		(107)	6,056		-
Restricted stock vested	135	45			(45)					-
Stock-based compensation					5,912					5,912
Distribution of accumulated equity to minority partners					(9,558)					(9,558)

Balances at April 30, 2007	77,015	$25,671	25,172	$8,391	$241,520	$737,908	8	$(531)	$(23,887)	$989,072

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2008	2007
	(in thousands)

Net Loss	$(40,269)	$(17,181)
Depreciation and amortization	66,619	59,787
Amortization of mortgage procurement costs	2,938	2,564
(Gain) loss on early extinguishment of debt, net of cash prepayment penalties	(305)	2,544
Gain on disposition of other investments	(150)	-
Deferred income tax benefit	(20,134)	(12,348)
Minority interest	694	2,548
Equity in loss (earnings) of unconsolidated entities	9,647	(1,361)
Stock-based compensation	2,737	4,225
Amortization and mark-to-market adjustments of derivative instruments	362	941
Cash distributions from operations of unconsolidated entities	11,619	6,358
Write-off of abandoned development projects	26,692	2,570
Discontinued operations:
Depreciation and amortization	5	1,013
Amortization of mortgage procurement costs	11	35
Deferred income tax expense	114	250
Cost of sales of land included in projects under development and completed rental properties	2,862	3,266
Increase in land held for development or sale	(10,533)	(11,397)
Decrease (increase) in notes and accounts receivable	14,909	(8,611)
Increase in other assets	(3,270)	(6,514)
Decrease (increase) in restricted cash used for operating purposes	3,632	(4,774)
Decrease in accounts payable and accrued expenses	(70,783)	(33,113)

Net cash used in operating activities	(2,603)	(9,198)

Cash Flows from Investing Activities
Capital expenditures, including real estate acquisitions	(236,535)	(306,906)
Payment of lease procurement costs and other assets	(40,730)	(12,047)
(Increase) decrease in restricted cash used for capital expenditures	(161,316)	32,109
Proceeds from disposition of other investments	150	-
Decrease (increase) in investments in and advances to affiliates	56,655	(27,648)

Net cash used in investing activities	(381,776)	(314,492)

Cash Flows from Financing Activities
Borrowings on bank revolving credit facility	80,000	193,000
Payments on bank revolving credit facility	(87,000)	(53,000)
Proceeds from nonrecourse mortgage debt	683,815	215,418
Principal payments on nonrecourse mortgage debt	(404,259)	(100,435)
Proceeds from notes payable	35,388	151
Payments on notes payable	(5,342)	(18,421)
Change in restricted cash and book overdrafts	5,697	(6,919)
Payment of deferred financing costs	(22,694)	(4,148)
Purchase of treasury stock	(642)	(3,138)
Exercise of stock options	124	3,418
Distributions of accumulated equity to minority partners	(3,710)	(9,558)
Dividends paid to shareholders	(8,234)	(7,160)
Increase in minority interest	36,652	21,191

Net cash provided by financing activities	309,795	230,399

Net decrease in cash and equivalents	(74,584)	(93,291)

Cash and equivalents at beginning of period	254,434	254,213

Cash and equivalents at end of period	$179,850	$160,922

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the three months ended April 30, 2008 and 2007:

	Three Months Ended April 30,
	2008	2007
	(in thousands)

Operating Activities
Decrease (increase) in notes and accounts receivable (1)(2)	$4,064	$(9,251)
Decrease (increase) in land held for development or sale (4)(5)	1,320	(2,537)
Increase in other assets (1)(2)	(19,909)	(61,208)
Increase in restricted cash (1)	(363)	(2,307)
Increase in accounts payable and accrued expenses (1)(2)(4)(7)	34,607	58,801

Total effect on operating activities	$19,719	$(16,502)

Investing Activities
(Increase) decrease in projects under development (1)(3)(4)(5)(7)	$(100,878)	$12,855
Increase in completed rental properties (1)(2)(6)	25	(56,400)
Increase in restricted cash (1)	(244)	-
Decrease (increase) in investments in and advances to affiliates (1)	27,685	(5,534)

Total effect on investing activities	$(73,412)	$(49,079)

Financing Activities
Increase in nonrecourse mortgage debt (1)(6)	$51,970	$65,364
Increase in restricted cash (1)	-	(1,412)
Increase in additional paid-in capital (3)	1,732	1,687
Dividends declared but not yet paid	(9)	(58)

Total effect on financing activities	$53,693	$65,581

(1)	Change to full consolidation method of accounting from equity method due to the restructuring of the partnership agreement related to Shops at Wiregrass, a retail development project in the Commercial Group, and acquisition of partners’ interest in Village Center apartment community in the Residential Group during the three months ended April 30, 2008 and acquisition of partners’ interest in Midtown Towers, Sterling Glen of Glen Cove and Sterling Glen of Great Neck apartments in the Residential Group during the three months ended April 30, 2007.

(2)	Finalization of the preliminary purchase price allocation during the three months ended April 30, 2008 for Commerce Court and Colorado Studios, two office buildings in the Commercial Group, and during the three months ended April 30, 2007 for the New York portfolio transaction that closed in November 2006.

(3)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(4)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(5)	Commercial Group outlots reclassified prior to sale from projects under development to land held for sale.

(6)	Assumption of nonrecourse mortgage debt due to acquisition of properties in the Commercial Group during the three months ended April 30, 2007.

(7)	Estimate for environmental liabilities in the Commercial Group as of April 30, 2007.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2008, including the Report of Independent Registered Public Accounting Firm. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, provisions for decline in real estate and the computation of expected losses on Variable Interest Entities (“VIEs”). As a result of the nature of estimates made by the Company, actual results could differ.
In March 2007, management approved a plan to demolish two buildings owned by the Company adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007, which resulted in approximately $7,837,000 of accelerated depreciation expense reflected in the Consolidated Statements of Operations during the three months ended April 30, 2007.
Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Restricted Cash
Restricted cash represents legally restricted deposits with financial institutions for taxes and insurance, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows, construction escrows and collateral on total rate of return swaps, as well as certain restricted deposits with qualified intermediaries related to like-kind exchanges.
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
At April 30 and January 31, 2008, the Company has capitalized $24,921,000 and $26,840,000, respectively, of software costs net of accumulated amortization of $14,409,000 and $11,393,000, respectively. The Company has been implementing an enterprise resource planning (“ERP”) project of which the first phase was placed into service March 1, 2007. Total amortization of capitalized software costs amounted to $3,016,000 and $1,709,000 for the three months ended April 30, 2008 and 2007, respectively, primarily related to the first phase of the ERP project.

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
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. During the three months ended April 30, 2008 and 2007, the Company recognized income related to tax credits of $1,491,000 and $888,000, respectively, which were recorded in interest and other income in its Consolidated Statements of Operations.
Distribution of Accumulated Equity to Minority Partners
Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are reported as a reduction of additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity. During the three months ended April 30, 2008, the Company refinanced Nine MetroTech Center North, an office building located in Brooklyn, New York. Of the total nonrecourse refinancing proceeds distributed to its minority partner in this property during the three months ended April 30, 2008, $3,710,000 was in excess of its minority partners’ book capital accounts. During the three months ended April 30, 2007, the Company refinanced Promenade in Temecula, a regional mall located in Temecula, California, and Columbia Park Center, a specialty retail center located in North Bergen, New Jersey. Of the total nonrecourse refinancing proceeds distributed to its minority partners in these two properties during the three months ended April 30, 2007, $9,558,000 was in excess of its minority partners’ book capital accounts.
Accumulated Other Comprehensive Loss
Net unrealized gains or losses on securities are included in accumulated other comprehensive income (loss) (“OCI”) and represent the difference between the market value of investments in unaffiliated companies that are available-for-sale at the balance sheet date and the Company’s cost. Also included in accumulated OCI is the Company’s portion of the unrealized gains and losses on the effective portions of derivative instruments designated and qualifying as cash flow hedges. The following table summarizes the components of accumulated OCI included within the Company’s Consolidated Balance Sheets.

	April 30, 2008	January 31, 2008
	(in thousands)

Unrealized gains on securities	$168	$91

Unrealized losses on interest rate contracts	(110,683)	(119,953)

	(110,515)	(119,862)

Minority interest and income tax benefit	(42,990)	(47,206)

Accumulated Other Comprehensive Loss	$(67,525)	$(72,656)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Accounting for Derivative Instruments and Hedging Activities
During the three months ended April 30, 2008 and 2007, the Company recorded interest expense of approximately $25,000 and $328,000, respectively, in the Consolidated Statements of Operations, representing the total ineffectiveness of all cash flow hedges. For the three months ended April 30, 2008 and 2007, the amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under Statement of Financial Accountintg (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was not material. The amount of derivative gains reclassified into earnings from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $-0- and $9,000 for the three months ended April 30, 2008 and 2007, respectively. As of April 30, 2008, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $15,449,000, net of tax.
The Company entered into various forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward hedge associated with that financing. The table below lists the forward swaps outstanding as of April 30, 2008 (in thousands):
Forward Swaps

Property Accounted for
	Fully Consolidated		under the Equity Method
	Properties(1)		of Accounting(2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate

2009	$-	-	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-

(1)	As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, the Company’s portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap is marked to market through earnings on a quarterly basis.
For the three months ended April 30, 2008 and 2007, the Company recorded $12,000 and $(1,447,000), respectively, of interest income (expense) related to its forward swap in its Consolidated Statements of Operations, which represents the change in fair value of the swap that did not qualify for hedge accounting.
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the Security Industry and Financial Markets Association (“SIFMA”) rate. Additionally, the Company and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At April 30, 2008, the aggregate notional amount of TRS in which the Company and/or the Joint Ventures have an interest is approximately $499,520,000 (which includes the TRS on the $20,400,000 redevelopment bonds. Refer to Note D - Senior and Subordinated Debt). The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
In addition, in May 2004 Stapleton Land, LLC, a consolidated subsidiary, entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the Other Structured Financing Arrangements section of Note E). Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust. This purchase obligation and related fee have been accounted for as a derivative with changes in fair value recorded through earnings. The fair value at April 30 and January 31, 2008 of approximately $24,278,000 and $23,108,000, respectively, is recorded in other assets in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The Company estimates the fair value of its hedging instruments based on interest rate market pricing models. At April 30 and January 31, 2008, interest rate caps and swaptions were reported at fair value of approximately $4,515,000 and $209,000, respectively, in other assets in the Consolidated Balance Sheets. At April 30 and January 31, 2008, interest rate swap agreements, which had a positive fair value of approximately $3,027,000 and $3,019,000, respectively, were included in other assets in the Consolidated Balance Sheets. At April 30 and January 31, 2008, interest rate swap agreements, which had a negative fair value of approximately $98,813,000 and $109,232,000, respectively, (which includes the forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
Variable Interest Entities
As of April 30, 2008, the Company determined that it is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”) of 32 VIEs representing 20 properties (19 VIEs representing 9 properties in Residential Group, 11 VIEs representing 9 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). As of April 30, 2008, the Company held variable interests in 43 VIEs for which it is not the primary beneficiary. As of April 30, 2008, the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $89,000,000. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and the Nets.
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (Note D - Senior and Subordinated Debt) as of April 30, 2008.
New Accounting Standards
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional interest expense. As a result, a lower net income could be reflected as interest expense would include both the current period’s amortization of the debt discount and the instrument’s coupon interest. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. This statement will change the accounting treatment for the Company’s 3.625% Puttable Equity-Linked Senior Notes due October 2011, which were issued in October 2006. The impact of this new accounting treatment could be significant to the Company’s results of operations and result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. The Company is currently assessing the impact FSP APB 14-1 will have on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which is intended to improve financing reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows the Company to use its historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the application of this FSP to have a material impact on its consolidated financial statements.

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted this statement for its financial assets and liabilities on February 1, 2008 (see Note F - Fair Value Measurements).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Investments in and Advances to Affiliates
Included in investments in and advances to affiliates are unconsolidated investments in entities that the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to partners and other affiliates.
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	April 30,	January 31,
	2008	2008
	(in thousands)

Members’ and partners’ equity, as below	$608,445	$741,871
Equity of other members and partners	477,235	553,842

Company’s investment in partnerships	131,210	188,029
Advances to and on behalf of other affiliates	233,857	307,799

Total Investments in and Advances to Affiliates	$365,067	$495,828

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	April 30,	January 31,
	2008	2008
	(in thousands)

Balance Sheet:
Completed rental properties	$3,029,984	$2,989,525
Projects under development	1,352,943	1,271,998
Land held for development or sale	281,395	265,943
Accumulated depreciation	(619,452)	(606,961)
Restricted cash - military housing bond funds	948,816	1,029,503
Other restricted cash	544,055	574,638
Other assets	425,737	409,973

Total Assets	$5,963,478	$5,934,619

Mortgage debt, nonrecourse	$4,526,885	$4,486,786
Other liabilities	828,148	705,962
Members’ and partners’ equity	608,445	741,871

Total Liabilities and Members’/Partners’ Equity	$5,963,478	$5,934,619

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Investments in and Advances to Affiliates (continued)

	(Combined 100%)
	Three Months Ended April 30,
	2008	2007
	(in thousands)
Operations:
Revenues	$240,838	$216,949
Operating expenses	(168,886)	(154,568)
Interest expense	(59,533)	(53,925)
Depreciation and amortization	(48,235)	(37,677)
Interest and other income	17,364	19,187

Loss from continuing operations	(18,452)	(10,034)

Discontinued operations:
Gain on disposition of rental properties (1)	3,070	4,212
Operating earnings (loss) from rental properties	(18)	699

Discontinued operations subtotal	3,052	4,911

Net loss (pre-tax)	$(15,400)	$(5,123)

Company’s portion of net (loss) earnings (pre-tax)	$(9,647)	$1,361

(1)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

	Three Months Ended April 30,
	2008	2007

One International Place (Office Building) (Cleveland, Ohio)	$3,070	$-
White Acres (Apartments) (Richmond Heights, Ohio)	-	4,212

Total gain on disposition of equity method rental properties	$3,070	$4,212

Company’s portion of gain on disposition of equity method rental properties	881	2,106

Included in the amounts above are the following amounts for the three months ended April 30, 2008 and 2007 related to the Company’s investment in an entity that is reported in the Nets segment. This entity primarily reports on the operations of the New Jersey Nets basketball team, a franchise of the National Basketball Association, in which the Company has been an equity method investor since August 16, 2004. Summarized financial information for this equity method investment is as follows:

	Three Months Ended April 30,
	2008	2007
	(in thousands)
Operations:
Revenues and interest income	$48,216	$42,358
Operating expenses	(50,471)	(48,017)
Interest expense	(1,857)	(2,676)
Depreciation and amortization	(20,214)	(20,528)

Net loss (pre-tax)	$(24,326)	$(28,863)

Company’s portion of net loss (pre-tax)	$(12,827)	$(2,670)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
C. Bank Revolving Credit Facility
At April 30 and January 31, 2008, the Company’s bank revolving credit facility, as amended, provides for maximum borrowings of $750,000,000 and matures in March 2010. The facility bears interest at the Company’s option at either (1) a LIBOR-based rate plus 1.45% (4.39% and 4.89% at April 30 and January 31, 2008, respectively), or (2) a Prime-based rate plus .50%. The Company has historically elected the LIBOR-based rate option. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, specified levels of net worth (as defined in the credit facility) and a dividend and stock repurchase limitation of $40,000,000 per annual period.
Outstanding balances on the bank revolving credit facility at April 30 and January 31, 2008 were as follows (in thousands):

	April 30, 2008	January 31, 2008

Outstanding balances:
Borrowings	$32,000	$39,000
Letters of credit	$82,312	$71,802
Surety bonds	$-	$-
D. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at both April 30 and January 31, 2008 (in thousands):

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000
6.500% Senior Notes due 2017	150,000
7.375% Senior Notes due 2034	100,000

Total Senior Notes	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	20,400
Subordinate Tax Revenue Bonds due 2013	29,000

Total Subordinated Debt	49,400

Total Senior and Subordinated Debt	$886,900

Puttable Equity-Linked Senior Notes
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of the Company’s Class A common stock, to repay the outstanding balance of $190,000,000 under the bank revolving credit facility (see Note C — Bank Revolving Credit Facility) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. The Company may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.

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
Upon the occurrence of an effective failure, the Company will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure, to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. At April 30, 2008, the maximum potential additional amounts that could be required to be paid by the Company is approximately $796,000 for the remaining period in which the shelf registration is required to be effective. At April 30, 2008, in accordance with FASB Statement No. 5, “Accounting for Contingencies,” the Company has concluded that it is not probable it will be required to pay additional amounts as a result of an effective failure.
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
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and determined that the transfer did not qualify for sale accounting treatment principally because the Company guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE and the book value (which approximated amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005.
On July 13, 2005, Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided a combination of cash and notes receivable aggregating approximately $10,000,000 as collateral. During the year ended January 31, 2008, the cash component was replaced as collateral by certain notes receivable owned by the Company. For the three months ended April 30, 2008 and 2007, the Company recorded $160,000 and $231,000 of interest income related to this arrangement in the Consolidated Statements of Operations, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. The Company does not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At April 30, 2008, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. As of April 30, 2008, the District had withdrawn a total of $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures, of which $14,000,000 was withdrawn during the three months ended April 30, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into TRS with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays SIFMA plus a spread on the TRS related to the Converted Bonds. The Company determined the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. The Company has classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated OCI. The fair value of the Converted Bonds was $58,000,000 and $44,000,000, respectively, at April 30, 2008 and January 31, 2008. For the three months ended April 30, 2008 and 2007, the Company recorded net interest income of $838,000 and $214,000, respectively, related to the TRS in the Consolidated Statements of Operations.
Other Structured Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”). As of April 30, 2008, the DURA bonds have not been repurchased or remarketed.

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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $24,278,000 and $23,108,000 at April 30, 2008 and January 31, 2008, respectively, is recorded in other assets in the Consolidated Balance Sheets. For the three months ended April 30, 2008 and 2007, the Company recorded interest income of $1,170,000 and $2,006,000, respectively, related to the Fee in the Consolidated Statements of Operations.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $13,788,000 of this commitment as of April 30, 2008.
F. Fair Value Measurements
The Company adopted SFAS No. 157 on February 1, 2008 for its financial assets and liabilities. The Company determined the financial assets and liabilities subject to SFAS No. 157 were interest rate caps and swaptions, interest rate swap agreements (including forward swaps), TRS, borrowings subject to TRS, and the DURA purchase obligation and related fee (see page 10).
Fair Value Hierarchy
SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs). In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:
•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments, which includes the interest rate caps and swaptions, and interest rate swap agreements (including forward swaps), based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of April 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its hedging instruments. As a result, the Company has determined that its hedging instruments valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F. Fair Value Measurements (continued)
The Company’s TRS have termination values equal to the difference between the fair value of the underlying bonds and the bonds base (acquired) price times the stated par amount of the bonds. Upon termination of the contract with the counterparty, the Company is entitled to receive the termination value if the underlying fair value of the bonds is greater than the base price and is obligated to pay the termination value if the underlying fair value of the bonds is less than the base price. The underlying borrowings generally have call features at par and without prepayment penalties. The call features of the underlying borrowings would result in a significant discount factor to any value attributed to the exchange of cash flows in these contracts by another market participant willing to purchase the Company’s positions. Therefore, the Company believes the termination value of the TRS approximates the fair value another market participant would assign to these contracts. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of TRS is classified in Level 3 of the fair value hierarchy.
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral; interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.
To determine the fair value of the DURA purchase obligation and related fee, the Company uses observable and unobservable measures such as the underlying tax revenue to support future bonding capacity of DURA, credit spreads, movements in variable interest rates, the period remaining before the remarketing date, and management’s estimates of the likelihood of remarketing the underlying bonds. Additionally, the Company compares its estimate of fair value to an independent calculation by the counterparty. The Company has determined its fair value estimate of the DURA purchase obligation and related fee is classified in Level 3 of the fair value hierarchy.
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consists of interest rate caps and swaptions, interest rate swap agreements with a positive fair value, TRS with a positive fair value, and the DURA purchase obligation and related fee and are included in other assets. The Company’s financial liabilities consists of interest rate swap agreements with a negative fair value (which includes the forward swaps) and TRS with a negative fair value included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt, nonrecourse. The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at April 30, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)

Interest rate caps and swaptions	$-	$4,515	$-	$4,515
Interest rate swap agreements (positive fair value)	-	3,027	-	3,027
TRS (positive fair value)	-	-	1,542	1,542
DURA purchase obligation and related fee	-	-	24,278	24,278
Interest rate swap agreements (negative fair value)	-	(98,813)	-	(98,813)
TRS (negative fair value)	-	-	(10,472)	(10,472)
Fair value adjustment to the borrowings subject to TRS	-	-	4,983	4,983

Total	$-	$(91,271)	$20,331	$(70,940)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F. Fair Value Measurements (continued)
The table below presents a reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended April 30, 2008.

	Fair Value Measurements
	Three Months ended April 30, 2008
	(in thousands)
		Fair value
		adjustment to the		DURA purchase
	Net	borrowings	Total TRS	obligation and
	TRS	subject to TRS	Related	related fee

Balance, February 1, 2008	$(2,866)	$(934)	$(3,800)	$23,108
Total realized and unrealized gains (losses):
Included in earnings	(6,064)	5,917	(147)	1,170
Included in other comprehensive income	-	-	-	-
Purchases, issuances and settlements	-	-	-	-

Balance, April 30, 2008	$(8,930)	$4,983	$(3,947)	$24,278

G. Stock-Based Compensation
During the three months ended April 30, 2008, the Company granted 26,594 stock options and 24,289 shares of restricted stock under the Company’s 1994 Stock Plan. The stock options had a total grant-date fair value of $250,000, or $9.40 per option, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 22.5%, risk-free interest rate of 2.69%, and expected dividend yield of .54%. The exercise price of the options is $37.68, which was the closing price of the underlying stock on the date of grant. The restricted stock had a total grant-date fair value of $924,360, or $38.06 weighted average fair value per share, which was valued at the closing price of the stock on the respective grant dates.
At April 30, 2008, there was $17,370,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.43 years, and there was $19,214,000 of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 3.18 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended April 30,
	2008	2007
	(in thousands)

Stock option costs	$2,576	$4,215
Restricted stock costs	1,893	1,697

Total stock-based compensation costs	4,469	5,912
Less amount capitalized into qualifying real estate projects	(1,732)	(1,687)

Amount charged to operating expenses	2,737	4,225
Depreciation expense on capitalized stock-based compensation	61	20

Total stock-based compensation expense	$2,798	$4,245

Deferred income tax benefit	$921	$1,450

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Stock-Based Compensation (continued)
SFAS No. 123(R) “Share-Based Payment” requires the immediate recognition of stock-based compensation costs for awards granted to retirement-eligible grantees. The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended April 30, 2008 and 2007 was $974,000 and $2,152,000, respectively.
In connection with the vesting of restricted stock during the three months ended April 30, 2008 and 2007, the Company repurchased into treasury 16,893 shares and 50,186 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $642,000 and $3,138,000, respectively.
H. Income Taxes
Income tax benefit for the three months ended April 30, 2008 and 2007 was $(19,579,000) and $(14,040,000), respectively. The difference in the income tax benefit reflected in the Consolidated Statements of Operations versus the income tax benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to the Company’s charitable contribution and state NOL valuation allowances based upon management’s assessment of the Company’s ability to utilize such deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
The Company applies an estimated annual income tax rate to its year-to-date earnings from operations to derive its tax provision each quarter. Certain circumstances may arise which makes it difficult for the Company to determine a reasonable estimate of its effective tax rate for the year. FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”) provides that if a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. The Company’s current projected operating results coupled with permanent items results in an effective tax rate that changes significantly with small variations in projected income or loss from operations. With the recent difficulties in the lending and capital markets and uncertainties in the housing markets, variations in the current projected operating results are probable which would significantly impact the estimated annual income tax rate. Therefore, for the three months ended April 30, 2008, the Company has determined that a reliable estimate cannot be made, and that the actual effective tax rate for the year-to-date period is its best estimate of the annual effective tax rate.
At January 31, 2008, the Company had a net operating loss carryforward for tax purposes of $64,589,000 (generated primarily from the impact on the Company’s net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2028, a charitable contribution deduction carryforward of $40,676,000 that will expire in the years ending January 31, 2009 through January 31, 2013 ($7,111,000 expiring in the year ended January 31, 2009), general business credit carryovers of $13,866,000 that will expire in the years ending January 31, 2009 through January 31, 2028 ($39,000 expiring in the year ended January 31, 2009), and an alternative minimum tax (“AMT”) credit carryforward of $34,894,000 that is available to be used to reduce Federal tax to the AMT amount. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions because management believes at this time that it is more likely than not that the Company will not realize these benefits. The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position.
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
FIN No. 48
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H. Income Taxes (continued)
The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of April 30 and January 31, 2008, the Company had approximately $929,000 and $840,000, respectively, of accrued interest and penalties related to uncertain income tax positions. During the three months ended April 30, 2008 and 2007, $89,000 and $331,000, respectively, of tax expense was booked relating to interest and penalties.
As of April 30 and January 31, 2008, the Company had unrecognized tax benefits of $2,699,000 and $2,556,000, respectively.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of April 30, 2008 and 2007, is $348,000 and $549,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at April 30, 2008. Included in the $2,699,000 of unrecognized benefits noted above, is $2,583,000 which, due to the reasons above, could significantly decrease during the next twelve months.
I.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three months ended April 30, 2008 and 2007. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York, was held for sale at April 30 and January 31, 2008. Sterling Glen of Lynbrook’s assets and liabilities as of April 30 and January 31, 2008 are presented in the table below.

	April 30,	January 31,
	2008	2008
	(in thousands)

Assets
Real estate	$29,858	$29,858
Notes and accounts receivable, net	83	179
Other assets	1,676	1,635

Total Assets	$31,617	$31,672

Liabilities
Mortgage debt, nonrecourse	$27,700	$27,700
Accounts payable and accrued expenses	870	798

Total Liabilities	$28,570	$28,498

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
The following table lists the consolidated rental properties included in discontinued operations:

		Number	Period	Three Months Ended
Property	Location	of Units	Disposed	4/30/2008	4/30/2007

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	-	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	-	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	-	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	-	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	-	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	-	Yes
During the year ended January 31, 2008, the Company consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties listed in the table above and the property under construction, Sterling Glen of Roslyn located in Roslyn, New York, were sold. The seventh operating property, Sterling Glen of Lynbrook, was being operated by the purchaser under a short-term lease through the date of sale. On May 20, 2008, the Company sold this property for $39,000,000.
Pursuant to the agreement, the four remaining properties entered into long-term operating leases with the purchaser. The operating leases have stated terms of five or ten years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. The Company is generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. The Company has continued to consolidate the leased properties in its Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), have not been achieved. Further, the Company has concluded that the leased properties have met the criteria as VIEs pursuant to FIN No. 46(R), and due to the Company’s obligation to absorb a majority of expected losses, the leased properties are consolidated by the Company at April 30, 2008. These properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of April 30, 2008; therefore, these properties have not been included in discontinued operations.
The operating results related to discontinued operations were as follows:

	Three Months
	Ended April 30,
	2008	2007
	(in thousands)

Revenues	$544	$12,202

Expenses
Operating expenses	211	8,847
Depreciation and amortization	5	1,013

	216	9,860

Interest expense	(192)	(1,608)
Amortization of mortgage procurement costs	(11)	(35)
Interest income	4	97

Earnings before income taxes	129	796

Income tax expense (benefit)
Current	(64)	58
Deferred	114	250

	50	308

Net earnings from discontinued operations	$79	$488

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
Gain on Disposition of Rental Properties
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of the gain on equity method investments disposed of during the three months ended April 30, 2008 and 2007, which is included in equity in earnings of unconsolidated entities in the Consolidated Statements of Operations.

		Three Months
		Ended April 30,
		2008	2007
		(in thousands)

One International Place (Office Building)	Cleveland, Ohio	$881	$-
White Acres (Apartments) (1)	Richmond Heights, Ohio	-	2,106

Total		$881	$2,106

(1)	The Company disposed of its interest in White Acres in a non-monetary exchange for the remaining outside interest in Midtown Towers, which was also an equity method investment. The Company has accounted for the non-monetary transaction based upon the fair value of the equity method investments exchanged, which resulted in the above gain of $2,106.
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
There was no provision for decline in real estate recorded for the three months ended April 30, 2008 or 2007.
J. Dividends
The Company pays quarterly cash dividends on shares of Class A and Class B common stock. The quarterly dividend of $.08 per share on both Class A and Class B common stock was declared on March 26, 2008 and will be paid on June 17, 2008 to shareholders of record at the close of business on June 2, 2008.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Earnings per Share
Earnings per share (“EPS”) has been computed under the provisions of SFAS No. 128 “Earnings Per Share.” Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Company portfolio in November 2006, which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common stock holders. Therefore, the Class A units are included in the computation of basic and diluted earnings per share if the effect of applying the if-converted method is dilutive.
The computation of EPS for continuing operations and net earnings for the three months ended April 30, 2008 and 2007 did not allocate any amounts to the holders of the Class A Common Units, which are considered participating securities in accordance with EITF 03-6. For the three months ended April 30, 2008 and 2007, the $40,348,000 and $17,669,000, respectively, loss from continuing operations and the $40,269,000 and $17,181,000, respectively, net loss were allocated solely to the holders of common stock as the participating security holders do not share in the losses in accordance with EITF 03-6.
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table (in thousands, except share and per share amounts).

	Three Months Ended April 30,
	2008	2007

Numerators
Loss from continuing operations - basic and diluted	$(40,348)	$(17,669)

Net loss - basic and diluted	$(40,269)	$(17,181)

Denominators
Weighted average shares outstanding - basic	102,613,817	101,990,754
Effect of stock options and restricted stock (1)	-	-
Effect of convertible Class A Common Units (1)	-	-

Weighted average shares outstanding - diluted (2)	102,613,817	101,990,754

Earnings Per Share
Loss from continuing operations - basic and diluted	$(0.39)	$(0.17)

Net loss - basic and diluted	$(0.39)	$(0.17)

(1)	For the three months ended April 30, 2008 and 2007, the effect of 4,616,829 and 6,746,140 weighted average shares of dilutive securities, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

(2)	The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note D — Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the three months ended April 30, 2008 and 2007 as the Company’s average stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the three months ended April 30, 2008 and 2007 as the Company’s stock price did not exceed the exercise price.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L. Segment Information
The Company operates through three strategic business units and five reportable segments, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The three strategic units/reportable segments are the Commercial Group, Residential Group and Land Development Group (“Real Estate Groups”). The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The remaining two reportable segments are the Nets, a franchise of the National Basketball Association in which the Company accounts for its investment on the equity method of accounting, and Corporate Activities. The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands.

	April 30,	January 31,	Three Months Ended April 30,
	2008	2008	2008	2007
			Expenditures for Additions to Real
	Identifiable Assets		Estate

Commercial Group	$7,420,859	$7,345,283	$166,256	$241,825
Residential Group	2,588,457	2,322,971	69,352	63,896
Land Development Group	423,541	402,452	869	347
The Nets	7,706	14,454	-	-
Corporate Activities	104,149	166,437	58	838

	$10,544,712	$10,251,597	$236,535	$306,906

	Three Months Ended April 30,		Three Months Ended April 30,
	2008	2007	2008	2007
	Revenues from Real Estate
	Operations		Operating Expenses

Commercial Group	$218,619	$197,434	$127,627	$102,549
Commercial Group Land Sales	3,648	5,593	2,862	3,266
Residential Group	78,957	54,605	54,907	36,803
Land Development Group	6,422	10,733	9,530	12,097
The Nets	-	-	-	-
Corporate Activities	-	-	12,750	13,877

	$307,646	$268,365	$207,676	$168,592

	Three Months Ended April 30,		Three Months Ended April 30,		Three Months Ended April 30,
	2008	2007	2008	2007	2008	2007
	Depreciation and Amortization		Interest Expense		Interest and Other Income

Commercial Group	$50,749	$45,589	$58,745	$47,369	$1,783	$1,938
Residential Group	14,925	13,463	10,211	13,282	3,590	3,844
Land Development Group	191	178	75	2,306	2,836	5,010
The Nets	-	-	-	-	-	-
Corporate Activities	754	557	14,340	13,842	192	607

	$66,619	$59,787	$83,371	$76,799	$8,401	$11,399

The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, amortization of mortgage procurement costs and deferred income taxes; iv) preferred payment which is classified as minority interest expense in the Company’s Consolidated Statements of Operations; v) provision for decline in real estate (net of tax); vi) extraordinary items (net of tax); and vii) cumulative effect of change in accounting principle (net of tax).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L. Segment Information (continued)
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt. The Company’s segments adhere to the accounting policies described in Note A. Unlike the real estate segments, EBDT for the Nets segment equals net earnings.
Reconciliation of EBDT to Net Earnings by Segment:

			Land
	Commercial	Residential	Development
Three Months Ended April 30, 2008	Group	Group	Group	The Nets	Corporate	Total

EBDT	$33,031	$17,227	$(686)	$(8,960)	$(24,658)	$15,954
Depreciation and amortization - Real Estate Groups	(52,088)	(18,597)	(75)	-	-	(70,760)
Amortization of mortgage procurement costs - Real Estate Groups	(2,482)	(727)	(123)	-	-	(3,332)
Deferred taxes - Real Estate Groups	5,531	3,890	291	-	5,443	15,155
Straight-line rent adjustment	3,144	4	(1)	-	-	3,147
Preference payment (1)	(936)	-	-	-	-	(936)
Gain on disposition of other investments, net of tax	-	-	-	-	92	92
Gain on disposition of equity method rental properties, net of tax	541	-	-	-	-	541
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	-	(5)	-	-	-	(5)
Amortization of mortgage procurement costs - Real Estate Groups	-	(11)	-	-	-	(11)
Deferred taxes - Real Estate Groups	-	(114)	-	-	-	(114)

Net earnings (loss)	$(13,259)	$1,667	$(594)	$(8,960)	$(19,123)	$(40,269)

Three Months Ended April 30, 2007

EBDT	$44,801	$12,490	$(2,697)	$(2,050)	$(18,015)	$34,529
Depreciation and amortization - Real Estate Groups	(46,426)	(16,956)	(114)	-	-	(63,496)
Amortization of mortgage procurement costs - Real Estate Groups	(2,026)	(717)	(141)	-	-	(2,884)
Deferred taxes - Real Estate Groups	470	4,608	3,185	-	3,161	11,424
Straight-line rent adjustment	4,147	4	(1)	-	-	4,150
Preference payment (1)	(898)	-	-	-	-	(898)
Gain on disposition of equity method rental properties, net of tax	-	1,292	-	-	-	1,292
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	-	(1,013)	-	-	-	(1,013)
Amortization of mortgage procurement costs - Real Estate Groups	-	(35)	-	-	-	(35)
Deferred taxes - Real Estate Groups	-	(250)	-	-	-	(250)

Net earnings (loss)	$68	$(577)	$232	$(2,050)	$(14,854)	$(17,181)

(1)	The preference payment of $936 and $898 for the three months ended April 30, 2008 and 2007, respectively, represents one quarter’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Company portfolio.

(2)	See Note I — Discontinued Operations for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
M. Subsequent Events
The Company and certain of its affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”) and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, the Company and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and the Company, in its discretion, chooses among various options for the ownership of the project following stabilization. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities against taxes payable by reason of any subsequent sale of certain operating properties.
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, recently achieved stabilization. The Company and Mr. Ratner have agreed to a valuation, and the Company has elected to cause certain affiliates of the Company to acquire for cash the BCR Entities’ interests in the two projects in agreements dated May 6, 2008 and May 12, 2008, respectively. Pursuant to the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of the Company and will receive approximately $121,000,000, over a 15 year period, as consideration for those interests. An affiliate of the Company has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of the Company expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement. As was provided in the Master Contribution Agreement, the agreement also includes customary representations and warranties from the applicable BCR Entities regarding the operation of the projects. The applicable BCR Entities will indemnify the applicable FCE Entities for breaches of the representations and warranties subject to certain time limits and limitations on liability. Consistent with the Master Contribution Agreement, the applicable FCE Entities agreed to indemnify the applicable BCR Entities for losses resulting from claims made after the transfer of Mr. Ratner’s interests. The total amount of consideration paid will be accounted for in accordance with SFAS No. 141, “Business Combinations,” and allocated according to the fair value of the underlying assets and liabilities of the stabilized properties during the quarter ended July 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2008.
RESULTS OF OPERATIONS
We report our results of operations by each of our three strategic business units as we believe this provides the most meaningful understanding of our financial performance. In addition to our three strategic business units, we have two additional segments: the Nets and Corporate Activities.
Corporate Description
We principally engage in the ownership, development, management and acquisition of commercial and residential real estate and land throughout the United States. We operate through three strategic business units and five reportable segments. The Commercial Group, our largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. New York City operations are part of the Commercial Group or Residential Group depending on the nature of the operations. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects.
Corporate Activities and The Nets, a franchise of the National Basketball Association (“NBA”) in which we account for our investment on the equity method of accounting, are reportable segments of the Company.
We have approximately $10.5 billion of assets in 27 states and the District of Columbia at April 30, 2008. Our core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Overview
Significant milestones occurring during the first quarter of 2008 included:
•	The opening of Orchard Town Center, an outdoor lifestyle village located in Westminster, Colorado;

•	The opening of John Hopkins — 855 North Wolfe Street, the first office building at The Science + Technology Park at Johns Hopkins in Baltimore, Maryland;

•	The opening of three apartment communities — the 131-unit Lucky Strike, located in Richmond, Virginia, and the first phases of the 665-unit Uptown Apartments, located in Oakland, California and the 366-unit Mercantile Place on Main located in Dallas, Texas;

•	Closing on a $680,000,000 nonrecourse mortgage financing for the mixed-use Beekman residential project in lower Manhattan, the largest construction financing in our history; and

•	Closing $822,000,000 in other nonrecourse mortgage financing transactions.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

Net Loss — Net loss for the three months ended April 30, 2008 was $40,269,000 versus $17,181,000 for the three months ended April 30, 2007. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•	$14,801,000 ($24,122,000, pre-tax) related to increased write-offs of abandoned development projects in 2008 compared to 2007, primarily at Summit at Lehigh Valley, a Commercial development project with a housing component located in Allentown, Pennsylvania, which represented $13,200,000 ($21,513,000 pre-tax) of the total increase. Due to delays in the public entitlement process to fund infrastructure and overall slowdown in retail and housing markets, we did not acquire the underlying land, which the land owner decided to sell to a third party for an alternative use. As a result, we determined it was no longer probable that the project would be completed resulting in the charge for the three months ended April 30, 2008;

•	$6,910,000 ($10,222,000, pre-tax) related to the increased share of losses from our equity investment in the New Jersey Nets basketball team (see The Nets section);

•	$1,860,000 ($3,031,000, pre-tax) related to participation payments in 2008 on the refinancing of 350 Massachusetts Avenue, an unconsolidated office building and Jackson Building, a consolidated office building, both located in Cambridge, Massachusetts;

•	$1,803,000 ($2,939,000, pre-tax) in 2008 of additional expenses related to the early extinguishment of nonrecourse mortgage debt primarily at Galleria at Sunset, a regional mall located in Henderson, Nevada and at 1251 S. Michigan and Sky 55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms. These changes were offset, in part, by a gain on the early extinguishment of the Urban Development Action Grant loan at M.K. Ferguson Plaza, an office building located in Cleveland, Ohio;

•	$1,481,000 ($2,414,000, pre-tax) related to a decrease in interest income earned on financial instruments held by Stapleton Land, LLC;

•	$752,000 ($1,225,000, pre-tax) related to the difference in gains on disposition of equity method properties between years. The 2007 gain on the disposition of our partnership interest in White Acres, an apartment community located in Richmond Heights, Ohio was higher than the 2008 gain on the sale of our partnership interest in One International Place, an office building located in Cleveland, Ohio; and

•	$711,000 ($1,159,000, pre-tax) related to decreases in Commercial Group outlot land sales in 2008 primarily at Victoria Gardens, a regional mall located in Rancho Cucamonga, California.
These decreases were partially offset by the following increases, net of tax and minority interest:
•	$4,809,000 ($7,837,000, pre-tax) of expense in 2007 that did not recur in 2008 related to management’s approved plan to demolish two buildings owned by us adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to this new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in accelerated depreciation expense; and

•	$3,511,000 ($6,033,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado.

Summary of Segment Operating Results - The following tables present a summary of revenues from real estate operations, operating expenses, interest expense and equity in earnings (loss) of unconsolidated entities by segment for the three months ended April 30, 2008 and 2007, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended April 30,
	2008	2007	Variance
	(in thousands)
Revenues from Real Estate Operations
Commercial Group	$218,619	$197,434	$21,185
Commercial Group Land Sales	3,648	5,593	(1,945)
Residential Group	78,957	54,605	24,352
Land Development Group	6,422	10,733	(4,311)
The Nets	-	-	-
Corporate Activities	-	-	-

Total Revenues from Real Estate Operations	$307,646	$268,365	$39,281

Operating Expenses
Commercial Group	$127,627	$102,549	$25,078
Cost of Commercial Group Land Sales	2,862	3,266	(404)
Residential Group	54,907	36,803	18,104
Land Development Group	9,530	12,097	(2,567)
The Nets	-	-	-
Corporate Activities	12,750	13,877	(1,127)

Total Operating Expenses	$207,676	$168,592	$39,084

Interest Expense
Commercial Group	$58,745	$47,369	$11,376
Residential Group	10,211	13,282	(3,071)
Land Development Group	75	2,306	(2,231)
The Nets	-	-	-
Corporate Activities	14,340	13,842	498

Total Interest Expense	$83,371	$76,799	$6,572

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$441	$1,467	$(1,026)
Gain on sale of One International Place	881	-	881
Residential Group	2,731	1,466	1,265
Gain on sale of White Acres	-	2,106	(2,106)
Land Development Group	(227)	(427)	200
The Nets	(13,473)	(3,251)	(10,222)
Corporate Activities	-	-	-

Total Equity in Earnings (Loss) of Unconsolidated Entities	$(9,647)	$1,361	$(11,008)

Commercial Group
Revenues from Real Estate Operations — Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $19,240,000, or 9.48%, for the three months ended April 30, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $20,930,000 related to new property openings, as noted in the table below; and

•	Increase of $1,204,000 related to an increase in rents primarily at the following regional malls: Short Pump Town Center in Richmond, Virginia, Northfield at Stapleton in Denver, Colorado and Simi Valley Town Center in Simi Valley, California.
These increases were partially offset by the following decrease:
•	Decrease of $1,944,000 related to a decrease in commercial outlot land sales primarily at Victoria Gardens, located in Rancho Cucamonga, California.
The balance of the remaining decrease in revenues from real estate operations of approximately $950,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses increased $24,674,000, or 23.32%, for the three months ended April 30, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of approximately $22,907,000 related to write-offs of abandoned development projects, primarily at Summit at Lehigh Valley, which represented $21,513,000 of the total increase;

•	Increase of $5,786,000 related to new property openings, as noted in the table below; and

•	Increase of $1,571,000 primarily related to a participation payment on the refinancing at Jackson Building, an office building located in Cambridge, Massachusetts.
These increases were partially offset by the following decrease:
•	Decrease of $404,000 related to a decrease in commercial outlot land sales primarily at Victoria Gardens.
The balance of the remaining decrease in operating expenses of approximately $5,186,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $11,376,000, or 24.02%, for the three months ended April 30, 2008 compared to the same period in the prior year. The increase is primarily attributable to the openings of the properties listed in the table below.
The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened/acquired properties for the three months ended April 30, 2008 compared to the same period in the prior year (dollars in thousands):

				Revenues
				from Real
		Quarter/Year	Square	Estate	Operating
Property	Location	Opened/Acquired	Feet	Operations	Expenses

Retail Centers:
Orchard Town Center	Westminster, Colorado	Q1-2008	983,000	$461	$843
Victoria Gardens-Bass Pro	Rancho Cucamonga, California	Q2-2007	180,000	950	147
Promenade Bolingbrook	Bolingbrook, Illinois	Q1-2007	750,000	3,432	801

Office Buildings:
Johns Hopkins - 855 North Wolfe Street	East Baltimore, Maryland	Q1-2008	278,000	30	68
New York Times	Manhattan, New York	Q3-2007	737,000	12,662	2,464
Richmond Office Park	Richmond, Virginia	Q2-2007 (1)	570,000	3,038	903
Illinois Science and Technology Park - Building Q	Skokie, Illinois	Q1-2007 (1)	158,000	343	529
Colorado Studios	Denver, Colorado	Q1-2007 (1)	75,000	14	31

Total				$20,930	$5,786

(1)	Acquired property.

Total occupancy for the Commercial Group is 91.1% and 89.0% for retail and office, respectively, as of April 30, 2008 compared to 93.0% and 89.6%, respectively, as of April 30, 2007. Retail and office occupancy as of April 30, 2008 and 2007 is based on square feet leased at the end of the fiscal quarter. Average occupancy for hotels for the three months ended April 30, 2008 is 60.0% compared to 64.0% for the three months ended April 30, 2007. Total hotel average occupancy year-to-date for April 30, 2007 has been restated to exclude University Park at MIT Hotel, which was sold during the year ended January 31, 2008.
As of April 30, 2008, the average base rent per square foot expiring for retail and office leases is $26.66 and $30.15, respectively, compared to $25.44 and $26.74, respectively, as of April 30, 2007. Square feet of expiring leases and average base rent per square foot are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $134.45 and $130.25 for the three months ended April 30, 2008 and 2007, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the three months ended April 30, 2008 and 2007.
Residential Group
Revenues from Real Estate Operations — Revenues from real estate operations for the Residential Group increased by $24,352,000, or 44.6%, during the three months ended April 30, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $23,741,000 related to military housing fee income from the management and development of units located primarily on the islands of Oahu and Kauai, Hawaii; Chicago, Illinois; Seattle, Washington; and Colorado Springs, Colorado;

•	Increase of $2,497,000 related to the purchase of our partners’ interest in Sterling Glen of Glen Cove in Glen Cove, New York, Sterling Glen of Great Neck in Great Neck, New York, Midtown Towers in Parma, Ohio, Easthaven at the Village in Beachwood, Ohio and Village Center in Detroit, Michigan, all of which were previously accounted for on the equity method of accounting; and

•	Increase of $2,315,000 related to new property openings and acquired properties as noted in the table on page 35.
These increases were partially offset by the following decrease:
•	Decrease of $5,229,000 due to the leasing of certain supported-living apartment properties (see the “Discontinued Operations” section of the MD&A).
The balance of the remaining increase of approximately $1,028,000 was generally due to fluctuations in other mature properties.
Operating and Interest Expenses — Operating expenses for the Residential Group increased by $18,104,000, or 49.2%, during the three months ended April 30, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $19,397,000 related to management expenditures associated with military housing fee income;

•	Increase of $1,355,000 related to new property openings and acquired properties as noted in the table on page 35;

•	Increase of $1,214,000 in write-offs of abandoned development projects; and

•	Increase of $755,000 related to the purchase of our partners’ interest in Sterling Glen of Glen Cove, Sterling Glen of Great Neck, Midtown Towers, Easthaven at the Village and Village Center, all of which were previously accounted for on the equity method of accounting.
These increases were partially offset by the following decrease:
•	Decrease of $4,587,000 due to the leasing of certain supported-living apartment properties (see the “Discontinued Operations” section of the MD&A).
The balance of the remaining decrease of approximately $30,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group decreased by $3,071,000, or 23.1%, during the three months ended April 30, 2008 compared to the same period in the prior year.

The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the three months ended April 30, 2008 compared to the same period in the prior year (dollars in thousands):

				Revenues
				from
		Quarter/Year	Number	Real Estate	Operating
Property	Location	Opened/Acquired	of Units	Operations	Expenses

Lucky Strike	Richmond, Virginia	Q1-2008	131	$21	$166
Mercantile Place on Main	Dallas, Texas	Q1-2008	366	14	445
Wilson Building	Dallas, Texas	Q4-2007 (1)	143	556	245
Tobacco Row - Cameron Kinney	Richmond, Virginia	Q2-2007 (1)	259	721	349
Stapleton Town Center - Botanica Phase II	Denver, Colorado	Q2-2007	154	331	215
1251 S. Michigan	Chicago, Illinois	Q1-2006	91	70	(18)
Sky55	Chicago, Illinois	Q1-2006	411	602	(47)

Total				$2,315	$1,355

(1)	Acquired property.
Total average occupancy for the Residential Group is 91.0% and 91.4% for the three months ended April 30, 2008 and 2007, respectively. Average residential occupancy for the three months ended April 30, 2008 and 2007 is calculated by dividing gross potential rent less vacancy by gross potential rent.
Net rental income (“NRI”) for our Residential Group was 87.9% and 89.1% for the three months ended April 30, 2008 and 2007, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Land Development Group
Revenues from Real Estate Operations — Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land that we believe is in good markets throughout the country. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry that are anticipated to continue throughout 2008. Revenues from real estate operations for the Land Development Group decreased by $4,311,000 for the three months ended April 30, 2008 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $1,587,000 in land sales at Mill Creek in York County, South Carolina;

•	Decrease of $1,423,000 in land sales at Stapleton in Denver, Colorado;

•	Decrease of $812,000 in unit sales at Rockport Square in Lakewood, Ohio; and

•	Decrease $2,090,000 in land sales primarily at four major land development projects: Tangerine Crossing in Tucson, Arizona; Waterbury in North Ridgeville, Ohio; Sunrise Development in Cleveland, Ohio; and Creekstone in Copley, Ohio; combined with several smaller sales decreases at other land development projects.
These decreases were partially offset by the following increase:
•	Increase of $1,601,000 in land sales primarily at one major land development project, Summers Walk in Davidson, North Carolina, combined with several smaller sales increases at other land development projects.
Operating and Interest Expenses — Operating expenses decreased by $2,567,000 for the three months ended April 30, 2008 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $1,307,000 at Mill Creek primarily related to decreased land sales;

•	Decrease of $938,000 at Rockport Square primarily related to decreased unit sales;

•	Decrease of $555,000 at Stapleton primarily related to decreased land sales; and

•	Decrease of $1,358,000 primarily related to decreased land sales at Sunrise Development and Creekstone, combined with several smaller expense decreases at other land development projects.

These decreases were partially offset by the following increase:
•	Increase of $1,591,000 primarily related to increased land sales at Summers Walk, combined with several smaller increases at various other land development projects.
Interest expense decreased by $2,231,000 for the three months ended April 30, 2008 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in The Nets incurred a pre-tax loss of $13,473,000 and $3,251,000 for the three months ended April 30, 2008 and 2007, respectively, representing an increase in allocated losses of $10,222,000 compared to the same period in the prior year. For the three months ended April 30, 2008 and 2007, we recognized approximately 53% and 9% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. For the three months ended April 30, 2008, we recognized a higher share of the loss than in the prior year because we advanced capital to fund anticipated future operating losses on behalf of both us and certain non-funding partners. While these capital advances receive certain preferential capital treatment, generally accepted accounting principles require us to report losses, including significant non-cash losses resulting from amortization, in excess of our legal ownership of approximately 22%.
Included in the losses for the three months ended April 30, 2008 and 2007 are approximately $11,012,000 and $2,341,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team and our share of insurance premiums purchased on policies related to the standard indemnification required by the NBA. The remainder of the loss substantially relates to the operations of the team.
Corporate Activities
Operating and Interest Expenses — Operating expenses for Corporate Activities decreased by $1,127,000 for the three months ended April 30, 2008 compared to the same period in the prior year. The decrease was primarily related to $1,291,000 of stock-based compensation, offset with an increase in general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense increased by $498,000 for the three months ended April 30, 2008 compared to the same period in prior year.
Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization of $66,619,000 and $59,787,000 for the three months ended April 30, 2008 and 2007, respectively. Depreciation and amortization increased $6,832,000 for the three months ended April 30, 2008 compared to the same period in the prior year. Included in this increase is $13,362,000 of depreciation and amortization primarily related to new property openings and acquisitions and $1,307,000 of amortization related to capitalized software costs. This increase was partially offset by accelerated depreciation of $7,837,000 recorded during the three months ended April 30, 2007 due to management’s approval to demolish two buildings adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007.
Provision for Decline in Real Estate
We review our real estate portfolio, including land held for development or sale, to determine if our carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. In cases where we do not expect to recover our carrying costs, an impairment loss is recorded as a provision for decline in real estate pursuant to the guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144”). For our equity method real estate investments, a loss in value of an investment which is other than a temporary decline is recognized as a provision for decline in real estate based upon the length of time elapsed, severity of decline and all other relevant facts and circumstances.
There was no provision for decline in real estate recorded for the three months ended April 30, 2008 or 2007.

Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three months ended April 30, 2008 and 2007, we recorded amortization of mortgage procurement costs of $2,938,000 and $2,564,000, respectively. Amortization of mortgage procurement costs increased $374,000 for the three months ended April 30, 2008 compared to the same period in the prior year.
Loss on Early Extinguishment of Debt
For the three months ended April 30, 2008, we recorded $5,179,000 as loss on early extinguishment of debt, which primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada and 1251 S. Michigan and Sky 55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms. These charges were offset, in part, by a gain on the early extinguishment of the Urban Development Action Grant loan at M.K. Ferguson Plaza, an office building located in Cleveland, Ohio. For the three months ended April 30, 2007, we recorded $2,544,000 as loss on early extinguishment of debt, which represents the impact of early extinguishment of nonrecourse mortgage debt at Columbia Park Center, a specialty retail center located in North Bergen, New Jersey, in order to secure more favorable financing terms.
Interest and Other Income
Interest and other income was $8,401,000 for the three months ended April 30, 2008 compared to $11,399,000 for the three months ended April 30, 2007, representing a decrease of $2,998,000. This decrease was primarily the result of a decrease of $2,682,000 related to interest income earned on financial instruments held by Stapleton Land, LLC, partially offset by an increase of $603,000 related to the income recognition on the sale of Historic Preservation and New Market Tax Credits.
Income Taxes
Income tax benefit for the three months ended April 30, 2008 and 2007 was $(19,579,000) and $(14,040,000), respectively. The difference in the income tax benefit reflected in the Consolidated Statements of Operations versus the income tax benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to our charitable contribution and state NOL valuation allowances based upon management’s assessment of our ability to utilize such deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
We apply an estimated annual income tax rate to our year-to-date earnings from operations to derive our tax provision each quarter. Certain circumstances may arise which makes it difficult for us to determine a reasonable estimate of our effective tax rate for the year. FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”) provides that if a reliable estimate cannot be made, the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate. Our current projected operating results coupled with permanent items results in an effective tax rate that changes significantly with small variations in projected income or loss from operations. With the recent difficulties in the lending and capital markets and uncertainties in the housing markets, variations in the current projected operating results are probable which would significantly impact the estimated annual income tax rate. Therefore, for the three months ended April 30, 2008, we have determined that a reliable estimate cannot be made, and that the actual effective tax rate for the year-to-date period is our best estimate of the annual effective tax rate.
At January 31, 2008, we had a net operating loss carryforward for tax purposes of $64,589,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2028, a charitable contribution deduction carryforward of $40,676,000 that will expire in the years ending January 31, 2009 through January 31, 2013 ($7,111,000 expiring in the year ended January 31, 2009), general business credit carryovers of $13,866,000 that will expire in the years ending January 31, 2009 through January 2028 ($39,000 expiring in the year ended January 31, 2009), and an alternative minimum tax (“AMT”) credit carryforward of $34,894,000 that is available to be used to reduce Federal tax to the AMT amount. We have a full valuation allowance against the deferred tax asset associated with our charitable contributions because management believes at this time that it is more likely than not that we will not realize these benefits. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
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

FIN No. 48
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
We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of April 30 and January 31, 2008, we had approximately $929,000 and $840,000, respectively, of accrued interest and penalties related to uncertain income tax positions. During the three months ended April 30, 2008 and 2007, $89,000 and $331,000, respectively, of tax expense was booked relating to interest and penalties.
As of April 30 and January 31, 2008, we had unrecognized tax benefits of $2,699,000 and $2,556,000, respectively.
The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of April 30, 2008 and 2007, is $348,000 and $549,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at April 30, 2008. Included in the $2,699,000 of unrecognized benefits noted above, is $2,583,000 which, due to the reasons above, could significantly decrease during the next twelve months.
Equity in (Loss) Earnings of Unconsolidated Entities
Equity in (loss) earnings of unconsolidated entities was $(9,647,000) for the three months ended April 30, 2008 compared to $1,361,000 for the three months ended April 30, 2007, representing a decrease of $11,008,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
-	The Nets
•	Decrease of $10,222,000 due to an increase in our share of the loss related to our equity investment in The Nets (see The Nets section).
-	Residential Group
•	Decrease of $2,106,000 related to the 2007 gain on disposition of our partnership interest in White Acres, an apartment community located in Richmond Heights, Ohio; and

•	Decrease of $1,101,000 due to a reduction in the sale of condominium units at 1100 Wilshire and Mercury, located in Los Angeles, California.
-	Commercial Group
•	Decrease of $1,237,000, primarily related to a participation payment on the refinancing during 2008, at 350 Massachusetts Avenue, an office building located in Cambridge, Massachusetts.
These decreases were partially offset by the following increase:
-	Commercial Group
•	Increase of $881,000 related to the 2008 gain on sale of partnership interest in One International Place, an office building located in Cleveland, Ohio.
The balance of the remaining increase of approximately $2,777,000 was due to fluctuations in the operations of equity method investments.

Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three months ended April 30, 2008 and 2007. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York, was held for sale at April 30 and January 31, 2008. Sterling Glen of Lynbrook’s assets and liabilities as of April 30 and January 31, 2008 are presented in the table below.

	April 30,	January 31,
	2008	2008
	(in thousands)

Assets
Real estate	$29,858	$29,858
Notes and accounts receivable, net	83	179
Other assets	1,676	1,635

Total Assets	$31,617	$31,672

Liabilities
Mortgage debt, nonrecourse	$27,700	$27,700
Accounts payable and accrued expenses	870	798

Total Liabilities	$28,570	$28,498

The following table lists the consolidated rental properties included in discontinued operations:

		Number	Period	Three Months Ended
Property	Location	of Units	Disposed	4/30/2008	4/30/2007

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	-	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	-	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	-	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	-	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	-	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	-	Yes
During the year ended January 31, 2008, we consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties listed in the table above and the property under construction, Sterling Glen of Roslyn located in Roslyn, New York, were sold. The seventh operating property, Sterling Glen of Lynbrook, was being operated by the purchaser under a short-term lease through the date of sale. On May 20, 2008, we sold this property for $39,000,000.
Pursuant to the agreement, the four remaining properties entered into long-term operating leases with the purchaser. The operating leases have stated terms of five or ten years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. We are generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. We have continued to consolidate the leased properties in our Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” (“SFAS No. 66”), have not been achieved. Further, we have concluded that the leased properties have met the criteria as a Variable Interest Entity (“VIEs”) pursuant to FASB interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and due to our obligation to absorb a majority of expected losses, the leased properties are consolidated by us at April 30, 2008. These properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of April 30, 2008; therefore, these properties have not been included in discontinued operations.

The operating results related to discontinued operations were as follows:

	Three Months
	Ended April 30,
	2008	2007
	(in thousands)

Revenues	$544	$12,202

Expenses
Operating expenses	211	8,847
Depreciation and amortization	5	1,013

	216	9,860

Interest expense	(192)	(1,608)
Amortization of mortgage procurement costs	(11)	(35)
Interest income	4	97

Earnings before income taxes	129	796

Income tax expense (benefit)
Current	(64)	58
Deferred	114	250

	50	308

Net earnings from discontinued operations	$79	$488

Gain on Disposition of Rental Properties
Investments accounted for on the equity method are not subject to the provisions of SFAS No. 144, and therefore the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of the gain on equity method investments disposed of during the three months ended April 30, 2008 and 2007, which is included in equity in earnings of unconsolidated entities in the Consolidated Statements of Operations.

		Three Months
		Ended April 30,
		2008	2007
		(in thousands)

One International Place (Office Building)	Cleveland, Ohio	$881	$-
White Acres (Apartments) (1)	Richmond Heights, Ohio	-	2,106

Total		$881	$2,106

(1)	We disposed of our interest in White Acres in a non-monetary exchange for the remaining outside interest in Midtown Towers, which was also an equity method investment. We have accounted for the non-monetary transaction based upon the fair value of the equity method investments exchanged, which resulted in the above gain of $2,106.
FINANCIAL CONDITION AND LIQUIDITY
We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Recent difficulties in the sub-prime mortgage markets have negatively impacted the lending and capital markets, particularly for real estate. The risk premium demanded by capital suppliers has increased significantly. Lending spreads have widened from recent levels and originations of new loans for the Commercial Mortgage Backed Securities market have decreased significantly. Underwriting standards are being tightened and spreads have risen. While the long-term impact cannot be known, borrowing costs for us may rise and financing levels may be modestly lower. To date, we have not experienced any significant negative impact to our access to capital from the recent changes in the debt marketplace.
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
Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules that substantially modify the registration, communications and offering procedures under the Securities Act of 1933, as amended (“Securities Act”). These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are still a WKSI as of April 30, 2008 and would be eligible to file an automatic shelf registration statement. In the meantime, we may still issue securities under our existing shelf registration statement described on pages 42-43.
Bank Revolving Credit Facility
At April 30 and January 31, 2008, our bank revolving credit facility, as amended, provides for maximum borrowings of $750,000,000 and matures in March 2010. The facility bears interest at our option at either (1) a LIBOR-based rate plus 1.45% (4.39% and 4.89% at April 30 and January 31, 2008, respectively), or (2) a Prime-based rate plus .50%. We have historically elected the LIBOR-based rate option. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, specified levels of net worth (as defined in the credit facility) and a dividend and stock repurchase limitation of $40,000,000 per annual period.
Outstanding balances on the bank revolving credit facility at April 30 and January 31, 2008 were as follows (in thousands):

	April 30, 2008	January 31, 2008

Outstanding balances:
Borrowings	$32,000	$39,000
Letters of credit	$82,312	$71,802
Surety bonds	$-	$-
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at both April 30 and January 31, 2008 (in thousands):

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000
6.500% Senior Notes due 2017	150,000
7.375% Senior Notes due 2034	100,000

Total Senior Notes	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	20,400
Subordinate Tax Revenue Bonds due 2013	29,000

Total Subordinated Debt	49,400

Total Senior and Subordinated Debt	$886,900

Puttable Equity-Linked Senior Notes
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of our Class A common stock, to repay the outstanding balance of $190,000,000 under the bank revolving credit facility (see “Bank Revolving Credit Facility” section) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. We may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.

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
Upon the occurrence of an effective failure, we will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure, to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. At April 30, 2008, the maximum potential additional amounts that could be required to be paid by us is approximately $796,000 for the remaining period in which the shelf registration is required to be effective. At April 30, 2008, in accordance with FASB Statement No. 5, “Accounting for Contingencies,” we have concluded that it is not probable we will be required to pay additional amounts as a result of an effective failure.
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

On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under our shelf registration statement. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in years thereafter.
On January 25, 2005, we issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering under our shelf registration statement. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by us at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter.
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
Subordinated Debt
In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. We entered into a total rate of return swap (“TRS”) for the benefit of these bonds that expires on September 15, 2008. Under this TRS, we receive a rate of 8.25% and pay the Security Industry and Financial Markets Association (“SIFMA”) rate plus a spread (1.15% through September 2006 and 0.90% thereafter). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. We evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and determined that the transfer did not qualify for sale accounting treatment principally because we guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, we are the primary beneficiary of this VIE and the book value (which approximated amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds (“Senior Subordinate Bonds”), Series 2005.
On July 13, 2005, Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided a combination of cash and notes receivable aggregating approximately $10,000,000 as collateral. During the year ended January 31, 2008, the cash component was replaced as collateral by certain notes receivable owned by us. For the three months ended April 30, 2008 and 2007, we recorded $160,000 and $231,000 of interest income related to this arrangement in the Consolidated Statements of Operations, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. We do not have any rights or obligations to acquire the $65,000,000 Senior Subordinate Bonds under this agreement. At April 30, 2008, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures

(“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC is entitled to and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. Prior to the incurrence of Qualifying Expenditures and the resulting Converted Bonds, Stapleton Land, LLC has no rights or obligations relating to the Junior Subordinated Bonds. In the event the District does not incur Qualifying Expenditures, the Junior Subordinated Bonds will mature on June 2, 2008. As of April 30, 2008, the District had withdrawn a total of $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures, of which $14,000,000 was withdrawn during the three months ended April 30, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into TRS with a notional amount of $58,000,000. We receive a fixed rate of 8.5% and pay SIFMA plus a spread on the TRS related to the Converted Bonds. We determined the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. We have classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income (loss) (“OCI”). The fair value of the Converted Bonds was $58,000,000 and $44,000,000, respectively, at April 30, 2008 and January 31, 2008. For the three months ended April 30, 2008 and 2007, we recorded net interest income of $838,000 and $214,000, respectively, related to the TRS in the Consolidated Statements of Operations.
Other Structured Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”), with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index plus 40 basis points, less all fees and expenses due to the third party (collectively, the “Fee”). As of April 30, 2008, the DURA bonds have not been repurchased or remarketed.
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
The fair market value of the purchase obligation and the Fee is determined based on the present value of the estimated amount of future cash flows considering possible variations in the amount and/or timing. The fair value of $24,278,000 and $23,108,000 at April 30, 2008 and January 31, 2008, respectively, is recorded in other assets in the Consolidated Balance Sheets. For the three months ended April 30, 2008 and 2007, we recorded interest income of $1,170,000 and $2,006,000, respectively, related to the Fee in the Consolidated Statements of Operations.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $13,788,000 of this commitment as of April 30, 2008.
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
We are actively working to extend the maturities and/or refinance the nonrecourse debt that is coming due in 2008 and 2009. During the three months ended April 30, 2008, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$479,960
Development projects (1)	812,125
Loan extensions/additional fundings	209,732

$1,501,817

(1)	Represents the full amount available to be drawn on the loans.

Interest Rate Exposure
At April 30, 2008, the composition of nonrecourse mortgage debt was as follows:

				Total
	Operating	Development and		Weighted
	Properties	Land Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$4,135,724	$4,645	$4,140,369	6.04%
Variable (1)
Taxable	1,198,898	407,279	1,606,177	5.66%
Tax-Exempt	608,813	310,900	919,713	3.56%

	$5,943,435	$722,824 (2)	$6,666,259	5.61%

Total commitment from lenders		$1,931,982

(1)	Taxable variable-rate debt of $1,606,177 and tax-exempt variable-rate debt of $919,713 as of April 30, 2008 is protected with swaps and caps described in the tables below.

(2)	$192,317 of fully consolidated outstanding debt described above is listed as restricted cash in our Consolidated Balance Sheet. For bonds issued in conjunction with development, the local housing authority issued the full amount of the bonds at the beginning of construction and, until costs are incurred, bond funds must remain in escrow held by a financial institution affiliated with the bond issuance.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)(3)

	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)
05/01/08-02/01/09 (2)	$1,308,517	5.15%	$929,379	4.99%
02/01/09-02/01/10	1,241,237	4.94	1,028,432	4.98
02/01/10-02/01/11	113,797	5.03	687,081	5.44
02/01/11-02/01/12	-	-	685,656	5.44
02/01/12-02/01/13	476,100	5.50	684,110	5.44
02/01/13-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swaps discussed on page 46.

(2)	These LIBOR-based hedges as of May 1, 2008 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2009.

(3)	Includes $640,000 for New York Times at 5.50% which expires in September 2017.
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
05/01/08-02/01/09	$232,025	5.98%
02/01/09-02/01/10	203,625	5.97
02/01/10-02/01/11	114,315	5.89
02/01/11-02/01/12	12,715	6.00
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

The interest rate hedges summarized in the tables on page 45 were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of April 30, 2008 (dollars in thousands):
Forward Swaps

Property Accounted for
	Fully Consolidated		under the Equity Method
	Properties (1)		of Accounting (2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate

2009	$-	-	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-

(1)	As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap is marked to market through earnings on a quarterly basis.
For the three months ended April 30, 2008 and 2007, we recorded $12,000 and $(1,447,000), respectively, of interest income (expense) related to our forward swap in our Consolidated Statements of Operations, which represents the change in fair value of the swap that did not qualify for hedge accounting.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2008, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $7,692,000 at April 30, 2008. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $10,512,000 at April 30, 2008. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate. Additionally, we and/or the Joint Ventures have guaranteed the principal balance of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At April 30, 2008, the aggregate notional amount of TRS in which we and the Joint Ventures have an interest is approximately $479,120,000. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. While the bonds that have TRS have bond maturities that are generally greater than 20 years in duration, our TRS structures are generally no more than 5 years in duration.

Cash Flows
Operating Activities
Net cash used in operating activities was $2,603,000 for the three months ended April 30, 2008. Net cash used in operating activities was $9,198,000 for the three months ended April 30, 2007. The net decrease in cash used in operating activities in the three months ended April 30, 2008 compared to the three months ended April 30, 2007 of $6,595,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$51,158
Decrease in interest and other income received	(5,216)
Increase in cash distributions from unconsolidated entities	5,261
Increase in proceeds from land sales - Land Development Group	4,362
Increase in proceeds from land sales - Commercial Group	935
Increase in land development expenditures	(1,893)
Increase in operating expenditures	(35,082)
Increase in interest paid	(12,930)

Net decrease in cash used in operating activities	$6,595

Investing Activities
Net cash used in investing activities was $381,776,000 and $314,492,000 for the three months ended April 30, 2008 and 2007, respectively.
The net cash used in investing activities consisted of the following:

	Three Months Ended April 30,
	2008	2007
	(in thousands)

Capital expenditures, including real estate acquisitions*	$(236,535)	$(306,906)

Payment of lease procurement costs and other assets	(40,730)	(12,047)

Decrease (increase) in restricted cash used for capital expenditures:
Beekman, a mixed-use residential development project located in Manhattan, New York	(143,129)	-
Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	(12,500)	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	(5,040)	-
Victoria Gardens, a retail center in Rancho Cucamonga, California	-	13,112
Atlantic Yards, a commercial development project in Brooklyn, New York	(1,992)	3,329
Illinois Science and Technology Park - Building P, an office building in Skokie, Illinois	-	(5,062)
Tobacco Row - Cameron Kinney, an apartment complex in Richmond, Virginia	-	(2,000)
Sale proceeds released from escrow for current acquisitions:
Battery Park City, a specialty retail center in Manhattan, New York	-	25,125
Other	1,345	(2,395)

Subtotal	(161,316)	32,109

Proceeds from disposition of other investments	150	-

Change in investments in and advances to affiliates - (Investment in) or return of investment:
Dispositions:
One International Place, an unconsolidated office building in Cleveland, Ohio	1,589	-
Land Development:
Mesa del Sol, an unconsolidated project in Covington, New Mexico	2,130	(2,342)
Residential Projects:
1100 Wilshire, an unconsolidated condominium development project in Los Angeles, California	2,710	-
Mercury, an unconsolidated condominium development project in Los Angeles, California	-	(1,644)
Met Lofts, an unconsolidated apartment complex in Los Angeles, California	-	(1,865)
Uptown Apartments, an unconsolidated development project in Oakland, California	-	2,007
New York City Projects:
East River Plaza, an unconsolidated retail development project in Manhattan, New York	(2,053)	667
Sports arena complex and related development projects in Brooklyn, New York currently in pre-development; excess funds to be reinvested during the future construction phase	30,098	(7,554)
The Nets, a National Basketball Association franchise	(6,431)	(5,495)
Commercial Projects:
Unconsolidated development activity in Las Vegas, Nevada	(4,727)	-
Liberty Center, primarily refinancing proceeds from an unconsolidated office building in Pittsburgh, Pennsylvania	9,961	-
350 Massachusetts Avenue, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	24,427	-
Bulletin Building, primarily refinancing proceeds from an unconsolidated office building in San Francisco, California	-	8,648
San Francisco Centre-Emporium, primarily refinancing proceeds from an unconsolidated regional mall in San Francisco, California	-	15,804
Village at Gulfstream, an unconsolidated development project in Hallendale, Florida	6,306	(2,393)
Waterfront, an unconsolidated development project in Washington, D.C.	-	(25,200)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(7,355)	(8,281)

Subtotal	56,655	(27,648)

Net cash used in investing activities	$(381,776)	$(314,492)

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$198,555	$155,695
Release of investing escrows from sale proceeds (see above)	-	25,125
Portion of cash on hand at the beginning of the year	37,980	126,086

Total Capital Expenditures	$236,535	$306,906

Financing Activities
Net cash provided by financing activities was $309,795,000 and $230,399,000 for the three months ended April 30, 2008 and 2007, respectively.
Net cash provided by financing activities consisted of the following:

	Three Months Ended April 30,
	2008	2007
	(in thousands)

Borrowings on bank revolving credit facility	$80,000	$193,000
Payments on bank revolving credit facility	(87,000)	(53,000)
Proceeds from nonrecourse mortgage debt	683,815	215,418
Principal payments on nonrecourse mortgage debt	(404,259)	(100,435)
Net increase (decrease) in notes payable	30,046	(18,270)

(Increase) decrease in restricted cash:
Galleria at Sunset, a regional mall in Henderson, Nevada	(7,178)	-
Sky55, an apartment complex in Chicago, Illinois	(1,644)	2,750
Promenade in Temecula, a regional mall in Temecula, California	(1,525)	-
Easthaven at the Village (formerly Village Green), an apartment community in Beachwood, Ohio	(1,200)	-
Legacy Lakes, a land development project in Aberdeen, North Carolina	(1,000)	-
Lucky Strike, an apartment complex in Richmond, Virginia	7,665	(1,537)
101 San Fernando, an apartment community in San Jose, California	2,509	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	2,300	-
Edgeworth Building, an office building in Richmond, Virginia	-	(3,985)
Sterling Glen of Roslyn, a development project in Roslyn, New York, sold in July 2007	-	2,273
Other	(442)	(196)

Subtotal	(515)	(695)

Increase (decrease) in book overdrafts, representing checks issued but not yet paid	6,212	(6,224)
Payment of deferred financing costs	(22,694)	(4,148)
Purchase of other treasury stock	(642)	(3,138)
Exercise of stock options	124	3,418
Distribution of accumulated equity to minority partners	(3,710)	(9,558)
Dividends paid to shareholders	(8,234)	(7,160)
Increase in minority interest	36,652	21,191

Net cash provided by financing activities	$309,795	$230,399

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
DIVIDENDS
We pay quarterly cash dividends on shares of Class A and Class B common stock. The quarterly dividend of $.08 per share on both Class A and Class B common stock was declared on March 26, 2008 and will be paid on June 17, 2008 to shareholders of record at the close of business on June 2, 2008. The second quarterly dividend will be reviewed at the quarterly Board Meeting on June 19, 2008.
VARIABLE INTEREST ENTITIES
As of April 30, 2008, we determined that we are the primary beneficiary under FIN No. 46 (R) of 32 VIEs representing 20 properties (19 VIEs representing 9 properties in Residential Group, 11 VIEs representing 9 properties in Commercial Group, and 2 VIEs/properties in Land Development Group). As of April 30, 2008, we held variable interests in 43 VIEs for which we are not the primary beneficiary. As of April 30, 2008, the maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $89,000,000. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and the Nets.
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (See “Senior and Subordinated Debt” section of MD&A) as of April 30, 2008.
NEW ACCOUNTING STANDARDS
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional interest expense. As a result, a lower net income could be reflected as interest expense would include both the current period’s amortization of the debt discount and the instrument’s coupon interest. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. This statement will change the accounting treatment for our 3.625% Puttable Equity-Linked Senior Notes due October 2011, which were issued in October 2006. The impact of this new accounting treatment could be significant to our results of operations and result in an increase to non-cash interest expense beginning in fiscal year 2009 for financial statements covering past and future periods. We are currently assessing the impact FSP APB 14-1 will have on our consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which is intended to improve financing reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows us to use our historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. We do not expect the application of this FSP to have a material impact on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We partially adopted this statement for our financial assets and liabilities on February 1, 2008.
SUBSEQUENT EVENTS
We, along with certain of our affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”) and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, along with Mr. Ratner, we agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and we, in our discretion, choose among various options for the ownership of the project following stabilization. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities against taxes payable by reason of any subsequent sale of certain operating properties.
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, recently achieved stabilization. Along with Mr. Ratner, we have agreed to a valuation, and we have elected to cause certain affiliates of ours to acquire for cash the BCR Entities’ interests in the two projects in agreements dated May 6, 2008 and May 12, 2008, respectively. Pursuant to the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of ours and will receive approximately $121,000,000, over a 15 year period, as consideration for those interests. An affiliate of ours has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of ours expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement. As was provided in the Master Contribution Agreement, the agreement also includes customary representations and warranties from the applicable BCR Entities regarding the operation of the projects. The applicable BCR Entities will indemnify the applicable FCE Entities for breaches of the representations and warranties subject to certain time limits and limitations on liability. Consistent with the Master Contribution Agreement, the applicable FCE Entities agreed to indemnify the applicable BCR Entities for losses resulting from claims made after the transfer of Mr. Ratner’s interests. The total amount of consideration paid will be accounted for in accordance with SFAS No. 141, “Business Combinations,” and allocated according to the fair value of the underlying assets and liabilities of the stabilized properties during the quarter ended July 31, 2008.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2008 and other factors that might cause differences, some of which could be material, include, but are not limited to, general real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, dependence on rental income from real property, reliance on major tenants, the effect of economic and market conditions on a nationwide basis as well as in our primary markets, vacancies in our properties, downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, department store consolidations, international activities, the impact of terrorist acts, risks associated with an investment in and operation of a professional sports team, conflicts of interests, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility, the level and volatility of interest rates, the continued availability of tax-exempt government financing, effects of uninsured or underinsured losses, environmental liabilities, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, changes in market conditions, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure is interest rate risk. At April 30, 2008, our outstanding variable-rate debt portfolio consisted of $1,638,177,000 of taxable debt (which includes $32,000,000 related to the bank revolving credit facility) and $919,713,000 of tax-exempt variable-rate debt. Upon opening and achieving stabilized operations, we generally pursue long-term fixed-rate nonrecourse financing for our rental properties. Additionally, when the properties’ fixed-rate debt matures, the maturing amounts are subject to interest rate risk.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)(3)

	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)
05/01/08-02/01/09 (2)	$1,308,517	5.15%	$929,379	4.99%
02/01/09-02/01/10	1,241,237	4.94	1,028,432	4.98
02/01/10-02/01/11	113,797	5.03	687,081	5.44
02/01/11-02/01/12	-	-	685,656	5.44
02/01/12-02/01/13	476,100	5.50	684,110	5.44
02/01/13-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swaps discussed on page 54.

(2)	These LIBOR-based hedges as of May 1, 2008 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2009.

(3)	Includes $640,000 for New York Times at 5.50%, which expires in September 2017.
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate

	(dollars in thousands)
05/01/08-02/01/09	$232,025	5.98%
02/01/09-02/01/10	203,625	5.97
02/01/10-02/01/11	114,315	5.89
02/01/11-02/01/12	12,715	6.00
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

The interest rate hedges summarized in the tables on page 53 were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five and ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of April 30, 2008 (dollars in thousands):
Forward Swaps

Property Accounted for
	Fully Consolidated		under the Equity Method
	Properties (1)		of Accounting (2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate

2009	$-	-	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-

(1)	As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap is marked to market through earnings on a quarterly basis.
For the three months ended April 30, 2008 and 2007, we recorded $12,000 and $(1,447,000), respectively, of interest income (expense) related to our forward swaps in our Consolidated Statements of Operations, which represents the change in fair value of the swap that did not qualify for hedge accounting.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2008, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $7,692,000 at April 30, 2008. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $10,512,000 at April 30, 2008. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market pricing models. At April 30 and January 31, 2008, interest rate caps and swaptions were reported at fair value of approximately $4,515,000 and $209,000, respectively, in other assets in the Consolidated Balance Sheets. At April 30 and January 31, 2008, interest rate swap agreements, which had a negative fair value of approximately $98,813,000 and $109,232,000, respectively, (which includes the forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At April 30 and January 31, 2008, interest rate swap agreements, which had a positive fair value of approximately $3,027,000 and $3,019,000, respectively, were included in other assets in the Consolidated Balance Sheets.
We estimate the fair value of our long-term debt by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table listed below contains our assessment of the fair value of our long-term debt at April 30, 2008.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
	(in thousands)
Fixed	$5,027,269	$4,819,414	$5,088,262
Variable
Taxable	1,638,177	1,557,354	1,619,949
Tax-Exempt	919,713	868,395	899,404
The following tables on pages 55 and 56 provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
April 30, 2008

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	4/30/08	Value 4/30/08

	(dollars in thousand)
Fixed:
Fixed-rate debt	$54,409	$247,798	$167,475	$377,825	$322,869	$2,969,993	$4,140,369	$4,013,596
Weighted average interest rate	6.39%	6.77%	7.11%	7.01%	5.96%	5.80%	6.04%

Senior & subordinated debt (1)	-	-	20,400	287,500	-	579,000	886,900	805,818
Weighted average interest rate	-	-	8.25%	3.63%	-	7.30%	6.13%

Total Fixed-Rate Debt	54,409	247,798	187,875	665,325	322,869	3,548,993	5,027,269	4,819,414

Variable:
Variable-rate debt	196,944	470,878	215,990	23,172	45,366	653,827	1,606,177	1,525,354
Weighted average interest rate	4.96%	5.12%	5.43%	4.29%	6.32%	6.35%	5.66%

Tax-exempt	5,743	1,160	1,516	2,475	206,559	702,260	919,713	868,395
Weighted average interest rate	5.27%	3.28%	3.17%	3.17%	4.49%	3.27%	3.56%

Bank revolving credit facility (1)	-	-	32,000	-	-	-	32,000	32,000
Weighted average interest rate	-	-	4.39%	-	-	-	4.39%

Total Variable-Rate Debt	202,687	472,038	249,506	25,647	251,925	1,356,087	2,557,890	2,425,749

Total Long-Term Debt	$257,096	$719,836	$437,381	$690,972	$574,794	$4,905,080	$7,585,159	$7,245,163

Weighted average interest rate	5.27%	5.68%	6.12%	5.50%	5.46%	5.69%	5.66%

(1)	Represents recourse debt.

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

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2008.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In connection with the rules, the Company continues to review and document its disclosure controls and procedures, including the Company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with the business.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various claims and lawsuits incidental to its business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) — Not applicable.
(c) — Repurchase of equity securities during the quarter.

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Class A Common Stock
February 1 through February 29, 2008	-	$-	-	-
March 1 through March 31, 2008	-	$-	-	-
April 1 through April 30, 2008 (1)	16,893	$37.98	-	-

Total	16,893	$37.98	-	-

(1)	During April 2008, the Company repurchased into treasury 16,893 shares of Class A common stock to satisfy the minimum tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.3	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

3.4	-	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc., effective as of June 20, 2006, incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

3.5	-	Code of Regulations as amended June 15, 2006, incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

4.1	-	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.2	-	Form of 7.625% Senior Note due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.3	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.4	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.5	-	Indenture, dated as of October 10, 2006, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2011, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

9.1	-	Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner, incorporated by reference to Exhibit 9.1 to the Company’s Form 10-K for the year ended January 31, 2007 (File No. 1-4372).

+10.1	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.5	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	-	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	-	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.16	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.17	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.18	-	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.19	-	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.20	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.21	-	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.22	-	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	-	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	-	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.25	-	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.26	-	Fifth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of March 26, 2008, incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.27	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2005), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 16, 2005 (File No. 1-4372) (Replaced by Exhibit 10.60).

+10.28	-	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.29	-	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372).

+10.30	-	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372).

+10.31	-	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372).

+10.32	-	Forest City Enterprises, Inc. Amended Board of Directors Compensation Policy, effective February 1, 2008, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.33	-	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.34	-	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.35	-	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.36	-	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372).

+10.37	-	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended January 31, 2006 (File No. 1-4372).

+10.38	-	Amendment No. 2 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 3, 2007 (Registration No. 333-122172).

+10.39	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.40	-	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.41	-	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.42	-	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.43	-	Employment Agreement (re: death benefits) entered into on May 31, 1999, between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.44	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.45	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.46	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.47	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.48	-	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.49	-	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.50	-	Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

Exhibit
Number		Description of Document

10.51	-	Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner, incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

10.52	-	Amended and Restated Credit Agreement by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2007 (File No. 1-4372).

10.53	-	Additional Bank Assumption Agreement by and among The Bank of New York, Forest City Rental Properties Corporation, and KeyBank in its capacity as administrative agent under the Credit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2007 (File No. 1-4372).

10.54	-	Additional Bank Assumption Agreement by and among Wachovia Bank, N.A., Forest City Rental Properties Corporation, and KeyBank in its capacity as administrative agent under the Credit Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 20, 2007 (File No. 1-4372).

10.55	-	Exhibit A to the Amended and Restated Credit Agreement by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, revised as of December 20, 2007, further revised as of February 4, 2008 and further revised as of February 19, 2008, incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

10.56	-	Amended and Restated Guaranty of Payment of Debt by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 12, 2007 (File No. 1-4372).

10.57	-	Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

+10.58	-	Separation Agreement, dated April 1, 2008, by and between Forest City Enterprises, Inc. and Thomas G. Smith, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2008 (File No. 1-4372).

+10.59	-	Consultant Agreement, dated May 12, 2008, by and between Forest City Enterprises, Inc. and Thomas G. Smith, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2008 (File No. 1-4372).

*+10.60	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008) (Replaces Exhibit 10.27).

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: June 5, 2008	/S/ ROBERT G. O’BRIEN
	Name:	Robert G. O’Brien
	Title:	Executive Vice President and Chief Financial Officer

Date: June 5, 2008	/S/ LINDA M. KANE
	Name:	Linda M. Kane
	Title:	Senior Vice President, Chief Accounting and Administrative Officer

Exhibit Index

Exhibit
Number		Description of Document

10.60	-	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008).

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.