Form 10-Q
period 2008-07-31
FOREST CITY ENTERPRISES INC
filed 2008-09-05
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

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

Class	Outstanding at September 2, 2008

Class A Common Stock, $.33 1/3 par value	80,440,972 shares

Class B Common Stock, $.33 1/3 par value	22,967,393 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 31, 2008	January 31, 2008
	(Unaudited)
	(in thousands)

Assets
Real Estate
Completed rental properties	$7,948,753	$7,561,685
Projects under development	1,775,979	1,499,495
Land held for development or sale	163,853	155,524

Total Real Estate	9,888,585	9,216,704

Less accumulated depreciation	(1,337,106)	(1,244,391)

Real Estate, net	8,551,479	7,972,313

Cash and equivalents	225,349	254,434
Restricted cash	387,213	248,262
Notes and accounts receivable, net	428,994	419,090
Investments in and advances to affiliates	390,778	495,828
Other assets	895,705	829,998
Operating property assets held for sale	-	31,672

Total Assets	$10,879,518	$10,251,597

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$6,824,880	$6,338,610
Notes payable	179,904	143,874
Bank revolving credit facility	143,500	39,000
Senior and subordinated debt	886,900	886,900
Accounts payable and accrued expenses	1,046,720	1,015,844
Deferred income taxes	486,024	477,238
Liabilities of operating property held for sale	-	28,498

Total Liabilities	9,567,928	8,929,964

Minority Interest	379,604	349,517

Commitments and Contingencies	-	-

Company-Obligated Trust Preferred Securities	-	-

Shareholders’ Equity
Preferred stock - without par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 271,000,000 shares authorized, 79,604,947 and 78,237,993 shares issued and 79,587,550 and 78,201,673 shares outstanding, respectively	26,535	26,079
Class B, convertible, 56,000,000 shares authorized, 23,236,412 and 24,387,607 shares issued and outstanding, respectively; 26,257,961 issuable	7,745	8,129

	34,280	34,208
Additional paid-in capital	237,600	229,358
Retained earnings	717,805	782,871
Less treasury stock, at cost; 17,397 and 36,320 Class A shares, respectively	(754)	(1,665)

	988,931	1,044,772
Accumulated other comprehensive loss	(56,945)	(72,656)

Total Shareholders’ Equity	931,986	972,116

Total Liabilities and Shareholders’ Equity	$10,879,518	$10,251,597

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands, except per share data)

Revenues from real estate operations	$330,239	$287,586	$637,885	$555,951

Expenses
Operating expenses	186,090	177,186	393,766	345,778
Depreciation and amortization	70,228	55,741	136,847	115,528
Provision for decline in real estate	365	-	365	-

	256,683	232,927	530,978	461,306

Interest expense	(82,350)	(72,708)	(165,721)	(149,507)
Amortization of mortgage procurement costs	(3,169)	(2,839)	(6,107)	(5,403)
Loss on early extinguishment of debt	(52)	(1,640)	(5,231)	(4,184)

Interest and other income	12,887	23,423	21,288	34,822
Gain on disposition of other investments	-	431	150	431

Earnings (loss) before income taxes	872	1,326	(48,714)	(29,196)

Income tax expense (benefit)
Current	(10,727)	1,771	(10,172)	79
Deferred	14,450	(2,380)	(5,684)	(14,728)

	3,723	(609)	(15,856)	(14,649)

Minority interest	(5,168)	(5,519)	(5,862)	(8,067)

Equity in earnings (loss) of unconsolidated entities	(5,577)	7,773	(15,224)	9,134

Earnings (loss) from continuing operations	(13,596)	4,189	(53,944)	(13,480)

Discontinued operations, net of tax:
Operating earnings (loss) from rental properties	(10)	(1,651)	69	(1,163)
Gain on disposition of rental properties	5,294	65,237	5,294	65,237

	5,284	63,586	5,363	64,074

Net earnings (loss)	$(8,312)	$67,775	$(48,581)	$50,594

Basic earnings (loss) per common share
Earnings (loss) from continuing operations	$(0.13)	$0.04	$(0.52)	$(0.13)
Earnings from discontinued operations, net of tax	0.05	0.60	0.05	0.61

Net earnings (loss)	$(0.08)	$0.64	$(0.47)	$0.48

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations	$(0.13)	$0.04	$(0.52)	$(0.13)
Earnings from discontinued operations, net of tax	0.05	0.59	0.05	0.61

Net earnings (loss)	$(0.08)	$0.63	$(0.47)	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,
	2008	2007
	(in thousands)

Net earnings (loss)	$(8,312)	$67,775

Other comprehensive income, net of tax and minority interest:

Unrealized net gains (losses) on investment securities	111	(115)

Change in unrealized net gains on interest rate derivative contracts	10,469	10,299

Other comprehensive income, net of tax and minority interest	$10,580	$10,184

Comprehensive income	$2,268	$77,959

	Six Months Ended July 31,
	2008	2007
	(in thousands)

Net earnings (loss)	$(48,581)	$50,594

Other comprehensive income, net of tax and minority interest:

Unrealized net gains (losses) on investment securities	162	(156)

Change in unrealized net gains on interest rate derivative contracts	15,549	1,121

Other comprehensive income, net of tax and minority interest	$15,711	$965

Comprehensive income (loss)	$(32,870)	$51,559

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholder’s Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Six Months Ended July 31, 2008
Balances at January 31, 2008	78,238	$26,079	24,388	$8,129	$229,358	$782,871	36	$(1,665)	$(72,656)	$972,116
Net loss						(48,581)				(48,581)
Other comprehensive income, net of tax and minority interest									15,711	15,711
Dividends $.16 per share						(16,485)				(16,485)
Purchase of treasury stock							17	(642)		(642)
Conversion of Class B to Class A shares	1,152	384	(1,152)	(384)						–
Exercise of stock options	13	4			(825)		(36)	1,553		732
Restricted stock vested	74	26			(26)					–
Stock-based compensation					9,067					9,067
Conversion of Class A Common Units	128	42			3,736					3,778
Distribution of accumulated equity to minority partners					(3,710)					(3,710)

Balances at July 31, 2008	79,605	$26,535	23,236	$7,745	$237,600	$717,805	17	$(754)	$(56,945)	$931,986

Six Months Ended July 31, 2007
Balances at January 31, 2007	76,693	$25,564	25,254	$8,418	$247,884	$762,062	65	$(3,449)	$(14,668)	$1,025,811
Cumulative effect of change in accounting for uncertainty in income taxes						245				245
Net earnings						50,594				50,594
Other comprehensive income, net of tax and minority interest									965	965
Dividends $.15 per share						(15,421)				(15,421)
Purchase of treasury stock							50	(3,138)		(3,138)
Conversion of Class B to Class A shares	488	163	(488)	(163)						–
Exercise of stock options	324	109			4,919					5,028
Restricted stock granted out of treasury	(107)	(36)			(6,020)		(107)	6,056		–
Restricted stock vested	135	45			(45)					–
Stock-based compensation					9,714					9,714
Distribution of accumulated equity to minority partners					(13,243)					(13,243)

Balances at July 31, 2007	77,533	$25,845	24,766	$8,255	$243,209	$797,480	8	$(531)	$(13,703)	$1,060,555

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2008	2007
	(in thousands)

Net Earnings (Loss)	$(48,581)	$50,594
Depreciation and amortization	136,847	115,528
Provision for decline in real estate	365	-
Amortization of mortgage procurement costs	6,107	5,403
(Gain) loss on early extinguishment of debt, net of cash prepayment penalties	(253)	4,184
Gain on disposition of other investments	(150)	(431)
Deferred income tax benefit	(5,684)	(14,728)
Minority interest	5,862	8,067
Equity in (earnings) loss of unconsolidated entities	15,224	(9,134)
Other income - net gain on sale of an ownership interest in parking management company (2008) and net gain on sale of development project (2007)	(3,350)	(10,090)
Stock-based compensation	4,948	6,077
Amortization and mark-to-market adjustments of derivative instruments	(4,144)	(3,622)
Cash distributions from operations of unconsolidated entities	32,435	14,820
Write-off of abandoned development projects	28,951	5,654
Discontinued operations:
Depreciation and amortization	95	1,934
Amortization of mortgage procurement costs	11	69
Loss on early extinguishment of debt	-	363
Gain on disposition of operating properties	(8,627)	(106,318)
Deferred income tax expense	4,496	34,608
Cost of sales of land included in projects under development or completed rental properties	8,889	5,171
Increase in land held for development or sale	(12,082)	(9,214)
Decrease in notes and accounts receivable	16,707	245
Increase in other assets	(6,211)	(2,115)
Decrease (increase) in restricted cash used for operating purposes	7,948	(3,669)
Decrease in accounts payable and accrued expenses	(69,968)	(44,458)

Net cash provided by operating activities	109,835	48,938

Cash Flows from Investing Activities
Capital expenditures, including real estate acquisitions	(550,307)	(729,643)
Payment of lease procurement costs and other assets, net	(32,031)	(16,628)
Increase in restricted cash used for capital expenditures	(167,853)	(72,479)
Proceeds from disposition of rental properties and other investments	15,309	291,551
Increase in investments in and advances to affiliates	5,128	(37,342)

Net cash used in investing activities	(729,754)	(564,541)

Cash Flows from Financing Activities
Borrowings on bank revolving credit facility	268,000	409,000
Payments on bank revolving credit facility	(163,500)	(174,000)
Proceeds from nonrecourse mortgage debt	936,213	573,734
Principal payments on nonrecourse mortgage debt	(492,104)	(284,154)
Proceeds from notes payable	46,074	50,346
Payments on notes payable	(10,044)	(35,177)
Change in restricted cash and book overdrafts	24,214	(3,588)
Payment of deferred financing costs	(29,157)	(7,849)
Purchase of treasury stock	(642)	(3,138)
Exercise of stock options	732	5,028
Distributions of accumulated equity to minority partners	(3,710)	(13,243)
Dividends paid to shareholders	(16,470)	(14,341)
Increase (decrease) in minority interest	31,228	(2,967)

Net cash provided by financing activities	590,834	499,651

Net decrease in cash and equivalents	(29,085)	(15,952)

Cash and equivalents at beginning of period	254,434	254,213

Cash and equivalents at end of period	$225,349	$238,261

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures Table
The table below represents the effect of the following non-cash transactions for the six months ended July 31, 2008 and 2007:

	Six Months Ended July 31,
	2008	2007
	(in thousands)

Operating Activities
Increase in land held for development or sale (5)(6)	$(5,136)	$(4,138)
Increase in notes and accounts receivable (1)(2)(8)	(9,960)	(2,849)
Increase in other assets (1)(2)(3)(8)	(46,798)	(66,777)
Increase in restricted cash (1)(8)	(363)	(2,486)
Increase in accounts payable and accrued expenses (1)(2)(6)(8)	117,434	79,744

Total effect on operating activities	$55,177	$3,494

Investing Activities
Increase in projects under development (1)(5)(6)(7)	$(101,158)	$(12,166)
Increase in completed rental properties (1)(2)(4)(5)(8)(9)	(27,974)	(56,661)
Increase in restricted cash (1)(8)	(244)	(16)
Non-cash proceeds from disposition of properties (3)	26,119	77,960
Decrease (increase) in investments in and advances to affiliates (1)(8)	25,051	(3,915)

Total effect on investing activities	$(78,206)	$5,202

Financing Activities
Increase (decrease) in nonrecourse mortgage debt (1)(2)(3)(8)(9)	$24,270	$(9,841)
Increase in restricted cash (8)	–	(1,412)
Increase in Class A common stock (4)	42	–
Increase in additional paid-in capital (4)(7)	7,855	3,637
Decrease in minority interest (4)	(9,123)	–
Dividends declared but not yet paid	(15)	(1,080)

Total effect on financing activities	$23,029	$(8,696)

(1)	Change to full consolidation method of accounting from equity method due to the restructuring of the partnership agreement related to Shops at Wiregrass, a retail development project in the Commercial Group, and acquisition of partners’ interest in Village Center apartment community in the Residential Group during the six months ended July 31, 2008 and acquisition of partners’ interest in Midtown Towers, Sterling Glen of Glen Cove and Sterling Glen of Great Neck apartments in the Residential Group during the six months ended July 31, 2007.

(2)	Amounts related to purchase price allocations in the Commercial Group during the six months ended July 31, 2008 for the following office buildings: New York Times, Twelve MetroTech Center, Commerce Court, Colorado Studios and Richmond Office Park, and during the six months ended July 31, 2007 for the New York portfolio transaction that closed in November 2006 and Galleria at Sunset Mall.

(3)	Assumption of nonrecourse mortgage debt by the buyer upon sale of Sterling Glen of Lynbrook during the six months ended July 31, 2008 and Sterling Glen of Bayshore and Sterling Glen of Roslyn, a development project, during the six months ended July 31, 2007 in the Residential Group.

(4)	Exchange of the Class A Common Units during the six months ended July 31, 2008 (see Note M).

(5)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under development or completed rental properties to land held for sale.

(6)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(7)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(8)	Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event as described in FIN No. 46(R), “Consolidation of Variable Interest Entities,” for Oceanpointe Towers apartments in the Residential Group during the six months ended July 31, 2007.

(9)	Assumption of nonrecourse mortgage debt due to acquisition of properties in the Commercial Group during the six months ended July 31, 2007.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2008, including the Report of Independent Registered Public Accounting Firm. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included.
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
In March 2007, management approved a plan to demolish two buildings owned by the Company adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007, which resulted in approximately $7,837,000 of accelerated depreciation expense reflected in the Consolidated Statements of Operations during the six months ended July 31, 2007.
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
At July 31 and January 31, 2008, the Company has capitalized $22,375,000 and $26,840,000, respectively, of software costs net of accumulated amortization of $17,281,000 and $11,393,000, respectively. The Company has been implementing an enterprise resource planning (“ERP”) project of which the first phase was placed into service March 1, 2007. Total amortization of capitalized software costs amounted to $3,037,000 and $6,053,000 for the three and six months ended July 31, 2008, respectively, and $1,639,000 and $3,348,000 for the three and six months ended July 31, 2007, respectively.

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
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. During the three and six months ended July 31, 2008, the Company recognized income related to tax credits of $1,491,000 and $2,982,000, respectively, which were recorded in interest and other income in its Consolidated Statements of Operations. During the three and six months ended July 31, 2007, the Company recognized income related to tax credits of $888,000 and $1,776,000, respectively, which were recorded in interest and other income in its Consolidated Statements of Operations.
Distribution of Accumulated Equity to Minority Partners
Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are reported as a reduction of additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. During the six months ended July 31, 2008, the Company refinanced Nine MetroTech Center North, an office building located in Brooklyn, New York. Of the total nonrecourse refinancing proceeds distributed to its minority partner in this property during the six months ended July 31, 2008, $3,710,000 was in excess of its minority partner’s book capital account. During the six months ended July 31, 2007, the Company refinanced Fifteen MetroTech Center, an office building located in Brooklyn, New York, Promenade in Temecula, a regional mall located in Temecula, California and Columbia Park Center, a specialty retail center located in North Bergen, New Jersey. Of the total nonrecourse refinancing proceeds distributed to the Company’s minority partners in these three properties during the six months ended July 31, 2007, $13,243,000 was in excess of the minority partners’ book capital accounts.
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

	July 31, 2008	January 31, 2008
	(in thousands)

Unrealized gains on securities	$344	$91

Unrealized losses on interest rate contracts	(93,707)	(119,953)

	(93,363)	(119,862)

Minority interest and income tax benefit	(36,418)	(47,206)

Accumulated Other Comprehensive Loss	$(56,945)	$(72,656)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Accounting for Derivative Instruments and Hedging Activities
During the three and six months ended July 31, 2008, the Company recorded interest expense of $-0- and $25,000, respectively, in the Consolidated Statements of Operations, representing the total ineffectiveness of all cash flow hedges. During the three and six months ended July 31, 2007, the Company recorded interest income of $380,000 and $52,000, respectively, in the Consolidated Statements of Operations, representing the total ineffectiveness of all cash flow hedges. For the three and six months ended July 31, 2008 and 2007, the amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was not material. The amount of derivative gains reclassified into earnings from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $-0- for the three and six months ended July 31, 2008 and $41,000 and $50,000 for the three and six months ended July 31, 2007, respectively. As of July 31, 2008, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $15,714,000, net of tax.
The Company entered into various forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward hedge associated with that financing. The table below lists the forward swaps outstanding as of July 31, 2008 (in thousands):
Forward Swaps

Property Accounted for
	Fully Consolidated		under the Equity Method
	Properties(1)		of Accounting(2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate

2009	$-	-	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-

(1)	As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, the Company’s portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap is marked to market through earnings on a quarterly basis. The Company recorded $2,121 and $2,133 as a reduction of interest expense related to this forward swap in its Consolidated Statements of Operations for the three and six months ended July 31, 2008, respectively, and $2,897 and $1,450 for the three and six months ended July 31, 2007, respectively.
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally based on the Security Industry and Financial Markets Association (“SIFMA”) rate. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At July 31, 2008, the aggregate notional amount of TRS in which the Company and/or the Joint Ventures have an interest is approximately $499,525,000 (which includes the TRS on the $20,400,000 redevelopment bonds. Refer to Note D — Senior and Subordinated Debt). The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt.
In addition, in May 2004 Stapleton Land, LLC, a consolidated subsidiary, entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the Other Structured Financing Arrangements section of Note E). Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust. This purchase obligation and related fee have been

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
accounted for as a derivative with changes in fair value recorded through earnings. During the three months ended July 31, 2008, $100,000,000 of the DURA bonds were remarketed and Stapleton Land, LLC received $13,838,000 in cash, which represented the portion of the fee related to the remarketed bonds and was recorded as a reduction of the asset’s carrying value. The fair value at July 31 and January 31, 2008 of approximately $13,816,000 and $23,108,000, respectively, is recorded in other assets in the Consolidated Balance Sheets.
The Company estimates the fair value of its hedging instruments based on interest rate market and bond pricing models. At July 31 and January 31, 2008, interest rate caps and swaptions were reported at fair value of approximately $4,517,000 and $209,000, respectively, in other assets in the Consolidated Balance Sheets. At July 31 and January 31, 2008, interest rate swap agreements and TRS, which had a positive fair value of approximately $3,296,000 and $3,019,000, respectively, were included in other assets in the Consolidated Balance Sheets. At July 31 and January 31, 2008, interest rate swap agreements and TRS, which had a negative fair value of approximately $87,304,000 and $109,232,000, respectively, (which includes the forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
Variable Interest Entities
As of July 31, 2008, the Company determined that it is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”) of 34 VIEs representing 21 properties (19 VIEs representing 9 properties in Residential Group, 13 VIEs representing 10 properties in Commercial Group and 2 VIEs/properties in Land Development Group). As of July 31, 2008, the Company held variable interests in 43 VIEs for which it is not the primary beneficiary. As of July 31, 2008, the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $97,000,000. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and the Nets.
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE that holds collateralized borrowings of $29,000,000 (see Note D — Senior and Subordinated Debt) as of July 31, 2008.
New Accounting Standards
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that FSP EITF 03-6-1 will have on its consolidated financial statements and results of operations for the share-based payment programs currently in place.
In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. The Company is currently assessing the impact EITF 07-5 will have on its consolidated financial statements.
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This statement will change the accounting treatment for the Company’s 3.625% Puttable Equity-Linked Senior Notes due October 2011, which were issued in October 2006. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, the Company expects to record additional capitalized

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
interest based on its qualifying expenditures on its development projects. The Company expects the additional amount of interest capitalized will approximate the amount of additional interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The Company continues to evaluate the remaining components of FSP APB 14-1 as well as expected qualifying development expenditures in assessing the overall impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company partially adopted this statement for its financial assets and liabilities on February 1, 2008 (see Note F — Fair Value Measurements).
B. Investments in and Advances to Affiliates
Included in investments in and advances to affiliates are unconsolidated investments in entities that the Company does not control and/or is not deemed to be the primary beneficiary, and which are accounted for under the equity method of accounting, as well as advances to partners and other affiliates.
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	July 31,	January 31,
	2008	2008
	(in thousands)

Members’ and partners’ equity, as below	$614,808	$741,871
Equity of other members and partners	499,824	553,842

Company’s investment in partnerships	114,984	188,029
Advances to and on behalf of other affiliates	275,794	307,799

Total Investments in and Advances to Affiliates	$390,778	$495,828

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	July 31,	January 31,
	2008	2008
	(in thousands)
Balance Sheet:
Completed rental properties	$3,329,643	$2,989,525
Projects under development	1,285,640	1,271,998
Land held for development or sale	310,575	265,943
Accumulated depreciation	(628,827)	(606,961)
Restricted cash - military housing bond funds	984,253	1,029,503
Other restricted cash	333,147	574,638
Other assets	416,076	409,973

Total Assets	$6,030,507	$5,934,619

Mortgage debt, nonrecourse	$4,612,411	$4,486,786
Other liabilities	803,288	705,962
Members’ and partners’ equity	614,808	741,871

Total Liabilities and Members’/Partners’ Equity	$6,030,507	$5,934,619

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Investments in and Advances to Affiliates (continued)

		(Combined 100%)		(Combined 100%)
		Three Months Ended July 31,		Six Months Ended July 31,
		2008	2007	2008	2007
		(in thousands)		(in thousands)
Operations:
Revenues		$253,310	$234,188	$494,148	$451,137
Operating expenses		(200,470)	(156,434)	(369,356)	(311,002)
Interest expense		(55,629)	(48,420)	(115,162)	(102,345)
Provision for decline in real estate (1)		(45,348)	-	(45,348)	-
Depreciation and amortization		(30,125)	(37,322)	(78,360)	(74,999)
Interest and other income		14,446	9,354	31,810	28,541

Earnings (loss) from continuing operations		(63,816)	1,366	(82,268)	(8,668)

Discontinued operations:
Gain on disposition of rental properties (2)		-	-	3,070	4,212
Operating earnings (loss) from rental properties		(81)	121	(99)	820

Discontinued operations subtotal		(81)	121	2,971	5,032

Net earnings (loss) (pre-tax)		$(63,897)	$1,487	$(79,297)	$(3,636)

Company’s portion of net earnings (loss) (pre-tax)		$(5,577)	$7,773	$(15,224)	$9,134

(1) The following table shows the detail of the provision for decline in real estate for equity method investments:

		Three Months Ended July 31,		Six Months Ended July 31,
		2008	2007	2008	2007
		(in thousands)		(in thousands)
Navy Midwest (Military Housing Project) (a)	(Chicago, Illinois)	$30,000	$-	$30,000	$-
Mercury (Condominium)	(Los Angeles, California)	12,006	-	12,006	-
El Centro Mall (Specialty Retail Center)	(El Centro, California)	3,342	-	3,342	-

Total provision for decline in real estate for equity method properties		$45,348	$-	$45,348	$-

Company’s portion of provision for decline in real estate for equity method properties		$5,661	$-	$5,661	$-

(a)	Amount relates to impairment of land located in Puerto Rico held by Navy Midwest.
(2) The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

		Six Months Ended July 31,
		2008	2007
		(in thousands)
One International Place (Office Building)	(Cleveland, Ohio)	$3,070	$-
White Acres (Apartments)	(Richmond Heights, Ohio)	-	4,212

Total gain on disposition of equity method rental properties		$3,070	$4,212

Company’s portion of gain on disposition of equity method rental properties		$881	$2,106

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Investments in and Advances to Affiliates (continued)
Included in the amounts above are the following amounts for the three and six months ended July 31, 2008 and 2007 related to the Company’s investment in an entity that is reported in the Nets segment. This entity primarily reports on the operations of the New Jersey Nets basketball team, a franchise of the National Basketball Association, in which the Company has been an equity method investor since August 16, 2004. Summarized financial information for this equity method investment is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operations:
Revenues and interest income	$9,301	$15,248	$57,517	$57,606
Operating expenses	(16,677)	(19,081)	(67,148)	(67,097)
Interest expense	(1,683)	(1,787)	(3,540)	(4,464)
Depreciation and amortization	(3,856)	(3,841)	(24,070)	(24,369)

Net loss (pre-tax)	$(12,915)	$(9,461)	$(37,241)	$(38,324)

Company’s portion of net loss (pre-tax)	$(8,309)	$(1,339)	$(21,136)	$(4,009)

C. Bank Revolving Credit Facility
At July 31 and January 31, 2008, the Company’s bank revolving credit facility, as amended, provides for maximum borrowings of $750,000,000 and matures in March 2010. The facility bears interest at the Company’s option at either (1) a LIBOR-based rate plus 1.45% (3.95% and 4.89% at July 31 and January 31, 2008, respectively), or (2) a Prime-based rate plus .50%. The Company has historically elected the LIBOR-based rate option. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, specified levels of net worth (as defined in the credit facility) and a dividend and stock repurchase limitation of $40,000,000 per annual period.
Outstanding balances and available credit on the bank revolving credit facility at July 31 and January 31, 2008 were as follows:

	July 31, 2008	January 31, 2008
	(in thousands)

Outstanding balances:
Borrowings	$143,500	$39,000
Letters of credit	$83,898	$71,802
Surety bonds	$-	$-

Available credit	$522,602	$639,198

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at both July 31 and January 31, 2008 (in thousands):

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
Upon the occurrence of an effective failure, the Company will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure, to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. At July 31, 2008, the maximum potential additional amounts that could be required to be paid by the Company is approximately $436,000 for the remaining period in which the shelf registration is required to be effective. At July 31, 2008, in accordance with FASB Statement No. 5, “Accounting for Contingencies,” the Company has concluded that it is not probable it will be required to pay additional amounts as a result of an effective failure.
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
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under its shelf registration statement. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in years thereafter.
On January 25, 2005, the Company issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering under its shelf registration statement. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by the Company at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter.

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
Subordinated Debt
In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. The Company has entered into a TRS for the benefit of these bonds that expires on September 15, 2008. Under this TRS, the Company receives a rate of 8.25% and pays the SIFMA rate plus a spread (0.40% through the expiration date). Interest on the bonds is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and determined that the transfer did not qualify for sale accounting treatment principally because the Company guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE and the book value of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
E. Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided a combination of cash and notes receivable aggregating approximately $10,000,000 as collateral. During the year ended January 31, 2008, the cash component was replaced as collateral by certain notes receivable owned by the Company. The Company recorded $164,000 and $324,000 of interest income related to this arrangement in the Consolidated Statements of Operations for the three and six months ended July 31, 2008, respectively, and $163,000 and $394,000 for the three and six months ended July 31, 2007, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. The Company does not have any rights or obligations to acquire the Senior Subordinate Bonds under this agreement. At July 31, 2008, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Financing Arrangements (continued)
Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a TRS with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays SIFMA plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. The Company has classified the Converted Bonds as available for sale. The fair value of the Converted Bonds was $58,000,000 and $44,000,000, respectively, at July 31, 2008 and January 31, 2008. The Company recorded net interest income of $898,000 and $1,736,000, related to the TRS in the Consolidated Statements of Operations for the three and six months ended July 31, 2008, respectively, and $346,000 and $560,000 for the three and six months ended July 31, 2007, respectively.
Other Structured Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index, less all fees and expenses due to the third party (collectively, the “Fee”). On July 1, 2008, $100,000,000 of the DURA bonds were remarketed. On July 15, 2008, Stapleton Land, LLC was paid $13,838,000 of the fee, which represented the fee earned on the remarketed DURA bonds. As of July 31, 2008, $100,000,000 of the DURA bonds have not been repurchased or remarketed.
The Company has concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN No. 46(R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The DURA purchase obligation and fee have been accounted for as a derivative with changes in fair value recorded through earnings (see Note F — Fair Value Measurements). The fair value of $13,816,000 and $23,108,000 at July 31, 2008 and January 31, 2008, respectively, is recorded in other assets in the Consolidated Balance Sheets. The Company recorded interest income of $3,376,000 and $4,546,000 related to the change in fair value of the DURA purchase obligation and fee in the Consolidated Statements of Operations for the three and six months ended July 31, 2008, respectively, and $2,253,000 and $4,259,000 for the three and six months ended July 31, 2007, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $14,826,000 of this commitment as of July 31, 2008.
F. Fair Value Measurements
The Company adopted SFAS No. 157 on February 1, 2008 for its financial assets and liabilities. The Company determined the financial assets and liabilities subject to SFAS No. 157 were interest rate caps and swaptions, interest rate swap agreements (including forward swaps), TRS, borrowings subject to TRS, and the DURA purchase obligation and related fee (refer to the Accounting for Derivative Instruments and Hedging Activities section of Note A).
Fair Value Hierarchy
SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs). In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:
•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 — Prices or valuations that require inputs that are unobservable.

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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments, which includes the interest rate caps and swaptions, and interest rate swap agreements (including forward swaps), based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of July 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its hedging instruments. As a result, the Company has determined that its hedging instruments valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures, such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At July 31, 2008, TRS borrowings subject to fair value adjustments is approximately $499,525,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F. Fair Value Measurements (continued)
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consists of interest rate caps and swaptions, interest rate swap agreements with a positive fair value, TRS with a positive fair value, and the DURA purchase obligation and related fee and are included in other assets. The Company’s financial liabilities consists of interest rate swap agreements with a negative fair value (which includes the forward swaps) and TRS with a negative fair value included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt, nonrecourse. The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at July 31, 2008

	Level 1	Level 2	Level 3	Total

		(in thousands)

Interest rate caps and swaptions	$-	$4,517	$-	$4,517
Interest rate swap agreements (positive fair value)	-	2,600	-	2,600
TRS (positive fair value)	-	-	696	696
DURA purchase obligation and related fee	-	-	13,816	13,816
Interest rate swap agreements (negative fair value)	-	(76,819)	-	(76,819)
TRS (negative fair value)	-	-	(10,485)	(10,485)
Fair value adjustment to the borrowings subject to TRS	-	-	5,952	5,952

Total	$-	$(69,702)	$9,979	$(59,723)

The table below presents a reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended July 31, 2008.

	Fair Value Measurements
	Six Months Ended July 31, 2008

		Fair value		DURA
		adjustment to		purchase
	Net	the borrowings	Total TRS	obligation and
	TRS	subject to TRS	Related	related fee

	(in thousands)

Balance, February 1, 2008	$(2,866)	$(934)	$(3,800)	$23,108
Total realized and unrealized gains (losses):
Included in earnings	(6,923)	6,886	(37)	4,546
Included in other comprehensive income	-	-	-	-
Purchases, issuances and settlements	-	-	-	(13,838)

Balance, July 31, 2008	$(9,789)	$5,952	$(3,837)	$13,816

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Stock-Based Compensation
In June 2008, the shareholders approved amendments to the Company’s 1994 Stock Plan to allow the granting of performance shares, increase the aggregate maximum number of shares that may be issued by 1,000,000 to 12,750,000, and increase the maximum number of restricted stock and performance shares that may be issued by 2,000,000 to 2,500,000.
Performance shares may be granted to selected executives and the vesting of the shares is contingent upon meeting management objectives established by the Compensation Committee of the Board of Directors. The management objectives may be company-wide or business unit performance goals that must be met within a performance period of at least one year. Performance shares will generally be granted at target levels and the ultimate number of shares earned will depend upon the degree performance goals are met at the end of the performance period. The fair value of performance shares is based on the closing price of the underlying stock on the date of grant and recorded as stock-based compensation cost over the performance period. If the performance goals are not met or below target, then any related recognized compensation costs will be reversed. If the performance goals are exceeded, additional compensation costs will be recorded, as applicable, up to the maximum specified in the grant.
During the six months ended July 31, 2008, the Company granted 430,874 stock options, 320,777 shares of restricted stock and 172,609 performance shares under the Company’s 1994 Stock Plan. The stock options had a weighted-average grant-date fair value of $10.11 per option, which was computed using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected term of 5.5 years, expected volatility of 22.97%, risk-free interest rate 3.73%, and expected dividend yield of .54%. The weighted-average exercise price of the options is $36.46, which represents the closing price of the underlying stock on the respective dates of grant. The restricted stock had a weighted-average grant-date fair value of $36.51 per share, which represents the closing price of the stock on the respective dates of grant. The performance shares had a grant-date fair value of $36.38 which was the closing price of the underlying stock on the date of grant.
At July 31, 2008, there was $18,772,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.52 years, $18,458,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 3.11 years, and $5,994,000 of unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 3.50 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Stock option costs	$2,562	$2,314	$5,138	$6,529
Restricted stock costs	1,750	1,488	3,643	3,185
Performance shares	286	-	286	-

Total stock-based compensation costs	4,598	3,802	9,067	9,714
Less amount capitalized into qualifying real estate projects	(2,387)	(1,950)	(4,119)	(3,637)

Amount charged to operating expenses	2,211	1,852	4,948	6,077
Depreciation expense on capitalized stock-based compensation	62	19	123	39

Total stock-based compensation expense	$2,273	$1,871	$5,071	$6,116

Deferred income tax benefit	$742	$591	$1,663	$2,041

SFAS No. 123(R) “Share-Based Payment” requires the immediate recognition of stock-based compensation costs for awards granted to retirement-eligible grantees. The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended July 31, 2008 and 2007 was $1,298,000 and $2,152,000, respectively.
In connection with the vesting of restricted stock during the six months ended July 31, 2008 and 2007, the Company repurchased into treasury 16,893 shares and 50,186 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $642,000 and $3,138,000, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H. Income Taxes
Income tax expense (benefit) for the three months ended July 31, 2008 and 2007 was $3,723,000 and $(609,000), respectively. Income tax benefit for the six months ended July 31, 2008 and 2007 was $(15,856,000) and $(14,649,000), respectively. The difference in the income tax expense or benefit reflected in the Consolidated Statements of Operations versus the income tax expense or benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to the Company’s charitable contribution and state NOL valuation allowances based upon management’s assessment of the Company’s ability to utilize such deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
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
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”) adjustments to the net operating loss. The Company has not recorded a net deferred tax asset of approximately $13,355,000, as of January 31, 2008, from excess stock-based compensation deductions for which a benefit has not yet been recognized.
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
As of July 31 and January 31, 2008, the Company had unrecognized tax benefits of $1,818,000 and $2,556,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of July 31 and January 31, 2008, the Company had approximately $508,000 and $840,000, respectively, of accrued interest and penalties related to uncertain income tax positions. During the three months ended July 31, 2008 and 2007, $(421,000) and $32,000, respectively, of tax expense (benefit) was recorded relating to interest and penalties. Income tax expense (benefit) relating to interest and penalties of $(332,000) and $311,000 was recorded for the six months ended July 31, 2008 and 2007, respectively. During the three months ended July 31, 2008, the Company settled an Internal Revenue Service audit of one of its partnership investments, which resulted in a decrease in the Company’s unrecognized tax benefits and associated accrued interest and penalties.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of July 31, 2008 and 2007, is $325,000 and $576,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at July 31, 2008. Included in the $1,818,000 of unrecognized benefits noted above, is $1,728,000 which, due to the reasons above, could significantly decrease during the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and six months ended July 31, 2008 and 2007. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
During the year ended January 31, 2008, the Company consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties listed in the table below and the property under construction, Sterling Glen of Roslyn located in Roslyn, New York, were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008 and generated a gain on disposition of rental property of $8,627,000 ($5,294,000, net of tax). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the six months ended July 31, 2008.
Pursuant to the agreement, the four remaining properties entered into long-term operating leases with the purchaser. The operating leases have stated terms of five or ten years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. The Company is generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. The Company has continued to consolidate the leased properties in its Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), have not been achieved. Further, the Company has concluded that the leased properties have met the criteria as VIEs pursuant to FIN No. 46(R), and due to the Company’s obligation to absorb a majority of expected losses, the leased properties are consolidated by the Company at July 31, 2008. Additionally, these properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of July 31, 2008; therefore, these properties have not been included in discontinued operations.
Sterling Glen of Lynbrook was classified as held for sale at January 31, 2008 through the date of disposition. Sterling Glen of Lynbrook’s assets and liabilities as of January 31, 2008 are presented in the table below.

January 31, 2008
(in thousands)

Assets
Real estate	$29,858
Notes and accounts receivable, net	179
Other assets	1,635

Total Assets	$31,672

Liabilities
Mortgage debt, nonrecourse	$27,700
Accounts payable and accrued expenses	798

Total Liabilities	$28,498

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
The following table lists the consolidated rental properties included in discontinued operations:

				Three	Six	Three	Six
				Months	Months	Months	Months
		Number	Period	Ended	Ended	Ended	Ended
Property	Location	of Units	Disposed	7/31/2008	7/31/2008	7/31/2007	7/31/2007

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130	Q2-2008	Yes	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85	Q2-2007	-	-	Yes	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135	Q2-2007	-	-	Yes	Yes
Sterling Glen of Darien	Darien, Connecticut	80	Q2-2007	-	-	Yes	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83	Q2-2007	-	-	Yes	Yes
Sterling Glen of Plainview	Plainview, New York	79	Q2-2007	-	-	Yes	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166	Q2-2007	-	-	Yes	Yes
Landings of Brentwood	Nashville, Tennessee	724	Q2-2007	-	-	Yes	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007

	(in thousands)		(in thousands)

Revenues	$162	$12,397	$706	$24,599

Expenses
Operating expenses	76	11,883	287	20,730
Depreciation and amortization	90	921	95	1,934

	166	12,804	382	22,664

Interest expense	(43)	(2,000)	(235)	(3,608)
Amortization of mortgage procurement costs	-	(34)	(11)	(69)
Loss on early extinguishment of debt	-	(363)	-	(363)

Interest income	31	112	35	209

Gain on disposition of rental properties	8,627	106,318	8,627	106,318

Earnings before income taxes	8,611	103,626	8,740	104,422

Income tax expense (benefit)
Current	(1,055)	5,682	(1,119)	5,740
Deferred	4,382	34,358	4,496	34,608

	3,327	40,040	3,377	40,348

Net earnings from discontinued operations	$5,284	$63,586	$5,363	$64,074

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of rental properties, pre-tax, for the three and six months ended July 31, 2008 and 2007:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Discontinued Operations:
Seven Sterling Glen properties (Supported-Living Apartments) (1)	$8,627	$81,239	$8,627	$81,239
Landings of Brentwood (Apartments) (2)	-	25,079	-	25,079

Total	$8,627	$106,318	$8,627	$106,318

(1)	The seven properties included in the gain on disposition are Sterling Glen of Lynbrook for the three and six months ended July 31, 2008 and Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford for the three and six months ended July 31, 2007. The Company elected to deposit the sales proceeds with a qualified intermediary for the purposes of identifying replacement assets under Section 1031 of the Internal Revenue Code for all the aforementioned properties except Sterling Glen of Forest Hills.

(2)	The Company elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.
Upon disposal, investments accounted for on the equity method are not classified as discontinued operations under the provisions of SFAS No. 144; therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of the gains on disposition of equity method investments during the six months ended July 31, 2008 and 2007, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Operations:

		Six Months Ended July 31,
		2008	2007
		(in thousands)
One International Place (Office Building)	Cleveland, Ohio	$881	$-
White Acres (Apartments)	Richmond Heights, Ohio	-	2,106

		$881	$2,106

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
During the three and six months ended July 31, 2008, the Company recorded a provision for decline in real estate of $365,000 for the other than temporary decline in its equity method investment in its Land Development Group related to Old Stone Crossing at Caldwell Creek, located in Charlotte, North Carolina. There was no provision for decline in real estate recorded for the three and six months ended July 31, 2007.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I.	Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
The following table summarizes the Company’s proportionate share of the provision for decline in real estate for equity method investments during the three and six months ended July 31, 2008 and 2007, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Operations:

		Three Months Ended July 31,		Six Months Ended July 31,
		2008	2007	2008	2007
		(in thousands)		(in thousands)

Mercury (Condominium)	(Los Angeles, California)	$4,098	$-	$4,098	$-
El Centro Mall (Specialty Retail Center)	(El Centro, California)	1,263	-	1,263	-
Other		300	-	300	-

		$5,661	$-	$5,661	$-

J. Dividends
The Company pays quarterly cash dividends on shares of Class A and Class B common stock. The first 2008 quarterly dividend of $.08 per share on both Class A and Class B common stock was declared on March 26, 2008 and was paid on June 17, 2008 to shareholders of record at the close of business on June 2, 2008. The second 2008 quarterly cash dividend of $.08 per share on both Class A and Class B common stock was declared on June 19, 2008 and will be paid on September 15, 2008 to shareholders of record at the close of business on August 29, 2008, the last business day prior to the Board of Director’s resolution date of September 1, 2008, which was a legal holiday.
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
The computation of EPS for continuing operations and net earnings for the three and six months ended July 31, 2008 did not allocate any amounts to the holders of the Class A Common Units, which are considered participating securities in accordance with EITF 03-6. For the three and six months ended July 31, 2008, the loss from continuing operations of $13,596,000 and $53,944,000, respectively, and net loss of $8,312,000 and $48,581,000, respectively, were allocated solely to the holders of common stock as the participating security holders do not share in the losses in accordance with EITF 03-6.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Earnings per Share
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table.

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007

Numerators (in thousands)
Earnings (loss) from continuing operations - Basic	$(13,596)	$4,189	$(53,944)	$(13,480)
Preferred distribution on Class A Common Units, net of tax	-	575	-	-

Earnings (loss) from continuing operations - Diluted	$(13,596)	$4,764	$(53,944)	$(13,480)

Net earnings (loss)	$(8,312)	$67,775	$(48,581)	$50,594
Undistributed earnings allocated to participating securities	-	(2,186)	-	(1,292)

Net earnings (loss) - Basic	(8,312)	65,589	(48,581)	49,302
Undistributed earnings allocated to participating securities	-	2,186	-	-
Preferred distribution on Class A Common Units, net of tax	-	575	-	-

Net earnings (loss) - Diluted	$(8,312)	$68,350	$(48,581)	$49,302

Denominators
Weighted average shares outstanding - Basic	102,682,825	102,239,962	102,648,700	102,117,423
Effect of stock options and restricted stock (1)(2)	-	1,646,110	-	-
Effect of convertible Class A Common Units (1)	-	3,894,232	-	-

Weighted average shares outstanding - Diluted (3)(4)	102,682,825	107,780,304	102,648,700	102,117,423

Earnings Per Share
Earnings (loss) from continuing operations - Basic	$(0.13)	$0.04	$(0.52)	$(0.13)
Earnings (loss) from continuing operations - Diluted	$(0.13)	$0.04	$(0.52)	$(0.13)

Net earnings (loss) - Basic	$(0.08)	$0.64	$(0.47)	$0.48
Net earnings (loss) - Diluted	$(0.08)	$0.63	$(0.47)	$0.48
(1)	For the three months ended July 31, 2008 and the six months ended July 31, 2008 and 2007, incremental shares from dilutive securities of 4,513,666, 4,565,100 and 5,607,815, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

(2)	The weighted-average options and restricted stock of 2,439,244 and 2,263,990 for the three and six months ended July 31, 2008, respectively, and 1,067,600 and 731,726 for the three and six months ended July 31, 2007, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(3)	For the three and six months ended July 31, 2008, weighted-average contingently issuable securities (performance shares) of 82,552 and 41,276, respectively, were not included in the computation of diluted earnings per share because the performance criteria was not satisfied at the end of the respective periods.

(4)	The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note D — Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the three and six months ended July 31, 2008 and 2007 as the Company’s average stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the three and six months ended July 31, 2008 and 2007 as the Company’s stock price did not exceed the exercise price.

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

			July 31,	January 31,	Three Months Ended July 31,		Six Months Ended July 31,
			2008	2008	2008	2007	2008	2007
			Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group			$7,701,733	$7,345,283	$237,067	$251,168	$403,323	$492,993
Residential Group			2,620,935	2,322,971	75,748	156,961	145,100	220,857
Land Development Group			418,284	402,452	930	14,408	1,799	14,755
The Nets			12,805	14,454	-	-	-	-
Corporate Activities			125,761	166,437	27	200	85	1,038

			$10,879,518	$10,251,597	$313,772	$422,737	$550,307	$729,643

	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$237,438	$209,162	$456,057	$406,596	$116,994	$107,175	$244,621	$209,724
Commercial Group Land Sales	10,602	1,564	14,250	7,157	5,510	1,905	8,372	5,171
Residential Group	75,040	62,254	153,997	116,859	43,546	44,901	98,453	81,704
Land Development Group	7,159	14,606	13,581	25,339	9,994	13,981	19,524	26,078
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	-	-	-	-	10,046	9,224	22,796	23,101

	$330,239	$287,586	$637,885	$555,951	$186,090	$177,186	$393,766	$345,778

	Depreciation and Amortization Expense				Interest Expense

Commercial Group	$53,088	$40,017	$103,837	$85,606	$57,697	$43,733	$116,442	$91,102
Residential Group	16,144	14,915	31,069	28,378	9,171	11,949	19,382	25,231
Land Development Group	239	143	430	321	(69)	68	6	2,374
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	757	666	1,511	1,223	15,551	16,958	29,891	30,800

	$70,228	$55,741	$136,847	$115,528	$82,350	$72,708	$165,721	$149,507

	Interest and Other Income				Net Earnings (Loss)

Commercial Group	$4,566	$8,295	$6,349	$10,233	$8,090	$14,485	$(5,169)	$14,553
Residential Group	2,587	11,785	6,177	15,629	8,131	65,975	9,798	65,398
Land Development Group	5,202	2,968	8,038	7,978	3,505	3,628	2,911	3,860
The Nets	-	-	-	-	(5,472)	(1,419)	(14,432)	(3,469)
Corporate Activities	532	375	724	982	(22,566)	(14,894)	(41,689)	(29,748)

	$12,887	$23,423	$21,288	$34,822	$(8,312)	$67,775	$(48,581)	$50,594

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
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt. The Company’s segments adhere to the accounting policies described in Note A. Unlike the real estate segments, EBDT for the Nets segment equals net earnings (loss). All amounts in the following tables are presented in thousands.
(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L. Segment Information (continued)
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development
Three Months Ended July 31, 2008	Group	Group	Group	The Nets	Corporate	Total

EBDT	$74,095	$30,344	$2,384	$(5,472)	$(13,008)	$88,343
Depreciation and amortization - Real Estate Groups	(53,927)	(19,502)	(74)	-	-	(73,503)
Amortization of mortgage procurement costs - Real Estate Groups	(2,564)	(753)	(131)	-	-	(3,448)
Deferred taxes - Real Estate Groups	(3,545)	(3,301)	1,550	-	(9,558)	(14,854)
Straight-line rent adjustment	(4,263)	15	-	-	-	(4,248)
Preference payment (1)	(931)	-	-	-	-	(931)
Preferred return on disposition, net of tax	-	(128)	-	-	-	(128)
Provision for decline in real estate, net of tax	-	-	(224)	-	-	(224)
Provision for decline in real estate of equity method rental properties, net of tax	(775)	(2,699)	-	-	-	(3,474)
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	-	(90)	-	-	-	(90)
Deferred taxes - Real Estate Groups	-	(1,049)	-	-	-	(1,049)
Gain on disposition of rental properties	-	5,294	-	-	-	5,294

Net earnings (loss)	$8,090	$8,131	$3,505	$(5,472)	$(22,566)	$(8,312)

Three Months Ended July 31, 2007

EBDT	$60,062	$26,077	$3,478	$(1,419)	$(16,992)	$71,206
Depreciation and amortization - Real Estate Groups	(41,920)	(19,469)	(180)	-	-	(61,569)
Amortization of mortgage procurement costs - Real Estate Groups	(2,089)	(1,269)	(146)	-	-	(3,504)
Deferred taxes - Real Estate Groups	(4,084)	790	476	-	1,834	(984)
Straight-line rent adjustment	3,452	18	-	-	-	3,470
Preference payment (1)	(936)	-	-	-	-	(936)
Preferred return on disposition, net of tax	-	(3,089)	-	-	-	(3,089)
Gain on disposition of other investments, net of tax	-	-	-	-	264	264
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	-	(921)	-	-	-	(921)
Amortization of mortgage procurement costs - Real Estate Groups	-	(34)	-	-	-	(34)
Deferred taxes - Real Estate Groups	-	(1,365)	-	-	-	(1,365)
Gain on disposition of rental properties	-	65,237	-	-	-	65,237

Net earnings (loss)	$14,485	$65,975	$3,628	$(1,419)	$(14,894)	$67,775

Six Months Ended July 31, 2008

EBDT	$107,126	$47,571	$1,698	$(14,432)	$(37,666)	$104,297
Depreciation and amortization - Real Estate Groups	(106,015)	(38,099)	(149)	-	-	(144,263)
Amortization of mortgage procurement costs - Real Estate Groups	(5,046)	(1,480)	(254)	-	-	(6,780)
Deferred taxes - Real Estate Groups	1,986	589	1,841	-	(4,115)	301
Straight-line rent adjustment	(1,119)	19	(1)	-	-	(1,101)
Preference payment (1)	(1,867)	-	-	-	-	(1,867)
Preferred return on disposition, net of tax	-	(128)	-	-	-	(128)
Gain on disposition of other investments, net of tax	-	-	-	-	92	92
Provision for decline in real estate, net of tax	-	-	(224)	-	-	(224)
Gain on disposition of equity method rental properties, net of tax	541	-	-	-	-	541
Provision for decline in real estate of equity method rental properties, net of tax	(775)	(2,699)	-	-	-	(3,474)
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	-	(95)	-	-	-	(95)
Amortization of mortgage procurement costs - Real Estate Groups	-	(11)	-	-	-	(11)
Deferred taxes - Real Estate Groups	-	(1,163)	-	-	-	(1,163)
Gain on disposition of rental properties	-	5,294	-	-	-	5,294

Net earnings (loss)	$(5,169)	$9,798	$2,911	$(14,432)	$(41,689)	$(48,581)

Six Months Ended July 31, 2007

EBDT	$104,863	$38,567	$781	$(3,469)	$(35,007)	$105,735
Depreciation and amortization - Real Estate Groups	(88,346)	(36,425)	(294)	-	-	(125,065)
Amortization of mortgage procurement costs - Real Estate Groups	(4,115)	(1,986)	(287)	-	-	(6,388)
Deferred taxes - Real Estate Groups	(3,614)	5,398	3,661	-	4,995	10,440
Straight-line rent adjustment	7,599	22	(1)	-	-	7,620
Preference payment (1)	(1,834)	-	-	-	-	(1,834)
Preferred return on disposition, net of tax	-	(3,089)	-	-	-	(3,089)
Gain on disposition of other investments, net of tax	-	-	-	-	264	264
Gain on disposition of equity method rental properties, net of tax	-	1,292	-	-	-	1,292
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	-	(1,934)	-	-	-	(1,934)
Amortization of mortgage procurement costs - Real Estate Groups	-	(69)	-	-	-	(69)
Deferred taxes - Real Estate Groups	-	(1,615)	-	-	-	(1,615)
Gain on disposition of rental properties	-	65,237	-	-	-	65,237

Net earnings (loss)	$14,553	$65,398	$3,860	$(3,469)	$(29,748)	$50,594

(1)	The preference payment represents the respective period’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Company portfolio.
(2)	See Note I — Discontinued Operations for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
M. Class A Common Units
Master Contribution Agreement
The Company and certain of its affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a newly-formed jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the minority interests under the purchase method of accounting. After a one-year lock-up period, which expired on November 7, 2007, the Units may be exchanged, at the Company’s sole discretion, for one of the following forms of consideration: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. Also pursuant to the Master Contribution Agreement, the Company and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and the Company, in its discretion, chooses among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
New York Times and Twelve MetroTech Center
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, recently achieved stabilization. During the three months ended July 31, 2008, the Company elected to cause certain of its affiliates to acquire for cash the BCR Entities’ interests in the two projects pursuant to agreements dated May 6, 2008 and May 12, 2008, respectively. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of the Company and will receive approximately $121,000,000 over a 15 year period. An affiliate of the Company has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of the Company expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement. As was provided in the Master Contribution Agreement, the agreement also includes customary representations and warranties from the applicable BCR Entities regarding the operation of the projects. The applicable BCR Entities will indemnify the applicable FCE Entities for breaches of the representations and warranties subject to certain time limits and limitations on liability. Consistent with the Master Contribution Agreement, the applicable FCE Entities agreed to indemnify the applicable BCR Entities for losses resulting from claims made after the transfer of Mr. Ratner’s interests.
The consideration exchanged by the Company for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. The Company calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This discounted amount of $56,495,000 was recorded in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets and will be accreted up to the total liability through interest expense over the next 15 years using the effective interest method.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
M. Class A Common Units (continued)
The following table summarizes the allocation of the consideration exchanged for the BCR Entities’ interests in the two projects. The amounts reported below are based on the Company’s preliminary allocation and certain estimates. As a result, the allocation is preliminary and subject to change. The Company anticipates finalizing the allocation during fiscal year 2008. Amounts presented are in thousands.

Completed rental properties (1)	$102,378
Notes and accounts receivable, net (2)	132
Other assets (3)	12,513
Accounts payable and accrued expenses (4)	(9,279)

Total purchase price allocated	$105,744

                  Represents allocation for:
(1)	Land, building and tenant improvements associated with the underlying real estate
(2)	Above market leases
(3)	In-place leases, tenant relationships and leasing commissions
(4)	Below market leases
Exchange of Units
In July 2008, the BCR Entities exchanged 247,477 of the Units. The Company issued 128,477 shares of its Class A common stock for 128,477 of the Units and paid cash of $3,501,000 for 119,000 Units. The Company accounted for the exchange as a purchase of minority interest, resulting in a reduction of minority interest of $12,624,000. The following table summarizes the components of the exchange transaction (in thousands):

Reduction of completed rental properties	$5,345
Reduction of cash and equivalents	3,501
Increase in Class A common stock - par value	42
Increase in additional paid-in capital	3,736

Total reduction of minority interest	$12,624

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
We have approximately $10.9 billion of assets in 27 states and the District of Columbia at July 31, 2008. Our core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Overview
Significant milestones occurring during the second quarter of 2008 included:
•	The election of Deborah L. Harmon, president of Harmon & Co. and principal of Caravel Management LLC, to our board of directors by shareholders;

•	Redemption of Bruce C. Ratner’s minority interest in New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York (see the “Class A Common Units” section of the MD&A);

•	Closing on a $167,000,000 financing for 80 DeKalb Avenue, a 335,000 square foot residential building in Brooklyn, New York where construction began in the second quarter (the financing includes a $10,000,000 mezzanine loan and $20,000,000 credit enhancement); and

•	Closing $127,000,000 in other nonrecourse mortgage financing transactions.
We have a track record of past successes and a strong pipeline of future opportunities. With a balanced portfolio concentrated in the product types and geographic markets that offer many unique, financially rewarding opportunities, we appear to be well positioned for future growth.

Net Earnings (Loss) — Net loss for the three months ended July 31, 2008 was ($8,312,000) versus net earnings of $67,775,000 for the three months ended July 31, 2007. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•	$65,237,000 ($106,318,000, pre-tax) related to the 2007 gains on disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee and the following six consolidated supported-living apartment communities: Sterling Glen of Bayshore in Bayshore, New York, Sterling Glen of Center City in Philadelphia, Pennsylvania, Sterling Glen of Darien in Darien, Connecticut, Sterling Glen of Forest Hills in Forest Hills, New York, Sterling Glen of Plainview in Plainview, New York and Sterling Glen of Stamford in Stamford, Connecticut;

•	$6,191,000 ($10,090,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn, a consolidated supported-living apartment community under construction in Roslyn, New York;

•	$4,053,000 ($6,322,000, pre-tax) related to the increased share of losses from our equity investment in the New Jersey Nets basketball team (see The Nets section); and

•	$2,515,000 ($4,098,000, pre-tax) related to an impairment charge recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Due to the continued deterioration of the condominium market in Los Angeles, California, Mercury, an unconsolidated condominium project, lowered certain estimates of future undiscounted cash flows from unit sales.
These decreases were partially offset by the following increases, net of tax and minority interest:
•	$6,948,000 ($11,385,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado;

•	$5,294,000 ($8,627,000, pre-tax) related to the 2008 gain on disposition of Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York;

•	$2,056,000 ($3,350,000, pre-tax) related to the 2008 gain on the sale of an ownership interest in a parking management company; and

•	$1,943,000 ($3,166,000, pre-tax) related to increases in Commercial Group outlot land sales in 2008 primarily at Short Pump Town Center, a regional mall and at White Oak Village, a retail center, both located in Richmond, Virginia.
Net loss for the six months ended July 31, 2008 was ($48,581,000) versus net earnings of $50,594,000 for the six months ended July 31, 2007. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•	$65,237,000 ($106,318,000, pre-tax) related to the 2007 gains on disposition of Landings of Brentwood, Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford;

•	$12,918,000 ($21,052,000, pre-tax) related to increased write-offs of abandoned development projects in 2008 compared to 2007. The increase primarily relates to the write-off at Summit at Lehigh Valley, a Commercial development project with a housing component located in Allentown, Pennsylvania, of $13,200,000 ($21,513,000 pre-tax) in 2008. Due to delays in the public entitlement process to fund infrastructure and overall slowdown in retail and housing markets, we did not acquire the underlying land, which the land owner decided to sell to a third party for an alternative use. As a result, in April 2008, we determined it was no longer probable that the project would be completed resulting in the charge during the six months ended July 31, 2008;

•	$10,963,000 ($16,544,000, pre-tax) related to the increased share of losses from our equity investment in the New Jersey Nets basketball team (see The Nets section);

•	$6,191,000 ($10,090,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn;

•	$2,515,000 ($4,098,000, pre-tax) related to an impairment charge recorded in accordance with SFAS No. 144 at Mercury;

•	$1,860,000 ($3,031,000, pre-tax) related to participation payments in 2008 on the refinancing of 350 Massachusetts Avenue, an unconsolidated office building and Jackson Building, a consolidated office building, both located in Cambridge, Massachusetts; and

•	$752,000 ($1,225,000, pre-tax) related to the difference in gains on disposition of equity method properties between years. The 2007 gain on the disposition of our partnership interest in White Acres, an apartment community located in Richmond Heights, Ohio was higher than the 2008 gain on the sale of our partnership interest in One International Place, an office building located in Cleveland, Ohio.
These decreases were partially offset by the following increases, net of tax and minority interest:
•	$10,459,000 ($17,418,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado;

•	$5,294,000 ($8,627,000, pre-tax) related to the 2008 gain on disposition of Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York;

•	$4,809,000 ($7,837,000, pre-tax) of expense in 2007 that did not recur in 2008 related to management’s approved plan to demolish two buildings owned by us adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to this new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in accelerated depreciation expense;

•	$2,056,000 ($3,350,000, pre-tax) related to the 2008 gain on the sale of an ownership interest in a parking management company; and

•	$1,231,000 ($2,007,000, pre-tax) related to increases in Commercial Group outlot land sales in 2008 primarily at Short Pump Town Center and White Oak Village, which was partially offset by a decrease in land sales at Victoria Gardens, a regional mall located in Rancho Cucamonga, California.

Summary of Segment Operating Results — The following tables present a summary of revenues from real estate operations, operating expenses, interest expense and equity in earnings (loss) of unconsolidated entities by segment for the three and six months ended July 31, 2008 and 2007, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended July 31,			Six Months Ended July 31,
	2008	2007	Variance	2008	2007	Variance
	(in thousands)			(in thousands)

Revenues from Real Estate Operations
Commercial Group	$237,438	$209,162	$28,276	$456,057	$406,596	$49,461
Commercial Group Land Sales	10,602	1,564	9,038	14,250	7,157	7,093
Residential Group	75,040	62,254	12,786	153,997	116,859	37,138
Land Development Group	7,159	14,606	(7,447)	13,581	25,339	(11,758)
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	-	-	-

Total Revenues from Real Estate Operations	$330,239	$287,586	$42,653	$637,885	$555,951	$81,934

Operating Expenses
Commercial Group	$116,994	$107,175	$9,819	$244,621	$209,724	$34,897
Cost of Commercial Group Land Sales	5,510	1,905	3,605	8,372	5,171	3,201
Residential Group	43,546	44,901	(1,355)	98,453	81,704	16,749
Land Development Group	9,994	13,981	(3,987)	19,524	26,078	(6,554)
The Nets	-	-	-	-	-	-
Corporate Activities	10,046	9,224	822	22,796	23,101	(305)

Total Operating Expenses	$186,090	$177,186	$8,904	$393,766	$345,778	$47,988

Interest Expense
Commercial Group	$57,697	$43,733	$13,964	$116,442	$91,102	$25,340
Residential Group	9,171	11,949	(2,778)	19,382	25,231	(5,849)
Land Development Group	(69)	68	(137)	6	2,374	(2,368)
The Nets	-	-	-	-	-	-
Corporate Activities	15,551	16,958	(1,407)	29,891	30,800	(909)

Total Interest Expense	$82,350	$72,708	$9,642	$165,721	$149,507	$16,214

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$543	$3,746	$(3,203)	$984	$5,213	$(4,229)
Gain on sale of One International Place	-	-	-	881	-	881
Residential Group	(2,019)	3,055	(5,074)	712	4,521	(3,809)
Gain on sale of White Acres	-	-	-	-	2,106	(2,106)
Land Development Group	4,447	3,198	1,249	4,220	2,771	1,449
The Nets	(8,548)	(2,226)	(6,322)	(22,021)	(5,477)	(16,544)
Corporate Activities	-	-	-	-	-	-

Total Equity in Earnings (Loss) of Unconsolidated Entities	$(5,577)	$7,773	$(13,350)	$(15,224)	$9,134	$(24,358)

Commercial Group
Revenues from Real Estate Operations — Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $37,314,000, or 17.71%, for the three months ended July 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $21,291,000 related to new property openings, as noted in the table below; and

•	Increase of $9,038,000 related to an increase in commercial outlot land sales primarily at Short Pump Town Center located in Richmond, Virginia and Ridge Hill Retail in Yonkers, New York.
The balance of the remaining increase in revenues from real estate operations of approximately $6,985,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $56,554,000, or 13.67%, for the six months ended July 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $42,207,000 related to new property openings, as noted in the table below; and

•	Increase of $7,093,000 related to an increase in commercial outlot land sales primarily at Short Pump Town Center and Ridge Hill Retail which was partially offset by a decrease at Victoria Gardens in Rancho Cucamonga, California.
The balance of the remaining increase in revenues from real estate operations of approximately $7,254,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses — Operating expenses increased $13,424,000, or 12.31%, for the three months ended July 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $4,994,000 related to new property openings, as noted in the table below; and

•	Increase of $3,605,000 related to an increase in costs associated with commercial outlot land sales primarily at Short Pump Town Center and Ridge Hill Retail.
The balance of the remaining increase in operating expenses of approximately $4,825,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses increased $38,098,000, or 17.73%, for the six months ended July 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $23,060,000 related to write-offs of abandoned development projects primarily at Summit at Lehigh Valley;

•	Increase of $10,749,000 related to new property openings, as noted in the table below;

•	Increase of $3,201,000 related to an increase in costs associated with commercial outlot land sales primarily at Short Pump Town Center and Ridge Hill Retail which was partially offset by a decrease at Victoria Gardens; and

•	Increase of $1,206,000 primarily related to a participation payment on the refinancing at Jackson Building, an office building located in Cambridge Massachusetts.
The balance of the remaining decrease in operating expenses of approximately $118,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $13,964,000, or 31.93%, for the three months ended July 31, 2008 and by $25,340,000, or 27.81%, for the six months ended July 31, 2008 compared to the same periods in the prior year. These increases are primarily attributable to the openings of the properties listed in the table below.

The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened/acquired properties for the three and six months ended July 31, 2008 compared to the same periods in the prior year (dollars
in thousands):

					Three Months Ended		Six Months Ended
					July 31, 2008
					Revenues		Revenues
		Quarter/Year			from Real		from Real
		Opened/		Square	Estate	Operating	Estate	Operating
Property	Location	Acquired		Feet	Operations	Expenses	Operations	Expenses

Retail Centers:
Orchard Town Center	Westminster, Colorado	Q1-2008		980,000	$1,659	$1,382	$2,120	$2,225
Victoria Gardens-Bass Pro	Rancho Cucamonga, California	Q2-2007		180,000	103	153	1,053	300
Promenade Bolingbrook	Bolingbrook, Illinois	Q1-2007		750,000	810	(306)	4,242	495

Office Buildings:
Johns Hopkins - 855 North Wolfe Street	East Baltimore, Maryland	Q1-2008		278,000	1,889	522	1,919	590
New York Times	Manhattan, New York	Q3-2007		737,000	13,910	2,006	26,572	4,470
Richmond Office Park	Richmond, Virginia	Q2-2007	(1)	570,000	2,850	870	5,888	1,773
Illinois Science and Technology Park-Building Q	Skokie, Illinois	Q1-2007	(1)	158,000	70	367	413	896

Total					$21,291	$4,994	$42,207	$10,749

     (1)   Acquired property.
Total occupancy for the Commercial Group is 90.7% and 90.4% for retail and office, respectively, as of July 31, 2008 compared to 92.1% and 88.5%, respectively, as of July 31, 2007. Retail and office occupancy as of July 31, 2008 and 2007 is based on square feet leased at the end of the fiscal quarter. Average occupancy for hotels for the six months ended July 31, 2008 is 76.8% compared to 75.6% for the six months ended July 31, 2007. Total hotel average occupancy year-to-date for July 31, 2007 has been restated to exclude University Park at MIT Hotel, which was sold during the year ended January 31, 2008.
As of July 31, 2008, the average base rent per square foot expiring for retail and office leases is $26.68 and $30.41, respectively, compared to $25.46 and $26.81, respectively, as of July 31, 2007. Square feet of expiring leases and average base rent per square foot are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $150.07 and $148.32 for the six months ended July 31, 2008 and 2007, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were operating for both the six months ended July 31, 2008 and 2007.
Residential Group
Revenues from Real Estate Operations — Revenues from real estate operations for the Residential Group increased by $12,786,000, or 20.5%, during the three months ended July 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $17,771,000 related to military housing fee income from the management and development of units located primarily on the Hawaiian islands of Oahu and Kauai; Chicago, Illinois; Seattle, Washington and Colorado Springs, Colorado; and

•	Increase of $1,051,000 related to new property openings and acquired properties as noted in the table below.
These increases were partially offset by the following decrease:
•	Decrease of $5,629,000 due to net lease arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A).
The balance of the remaining decrease of approximately $407,000 was generally due to fluctuations in other mature properties.
Revenues from real estate operations for the Residential Group increased by $37,138,000, or 31.8%, during the six months ended July 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $41,512,000 related to military housing fee income from the management and development of units located primarily on the Hawaiian islands of Oahu and Kauai; Chicago, Illinois; Seattle, Washington and Colorado Springs, Colorado; and

•	Increase of $2,694,000 related to new property openings and acquired properties as noted in the table below.

These increases were partially offset by the following decrease:
•	Decrease of $10,858,000 due to net lease arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A).
The balance of the remaining increase of approximately $3,790,000 was generally due to fluctuations in other mature properties.
Operating and Interest Expenses — Operating expenses for the Residential Group decreased by $1,355,000, or 3.0%, during the three months ended July 31, 2008 compared to the same period in the prior year. This decrease was primarily the result of:
•	Decrease of $5,252,000 due to net lease arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A); and

•	Decrease of $976,000 in write-offs of abandoned development projects.
These decreases were partially offset by the following increase:
•	Increase of $4,830,000 related to operating expenses associated with military housing fee income; and

•	Increase of $1,678,000 related to new property openings and acquired properties as noted in the table below.
The balance of the remaining decrease of approximately $1,635,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $16,749,000, or 20.5%, during the six months ended July 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $24,227,000 related to operating expenses associated with military housing fee income; and

•	Increase of $3,098,000 related to new property openings and acquired properties as noted in the table below.
These increases were partially offset by the following decrease:
•	Decrease of $9,839,000 due to net lease arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A).
The balance of the remaining decrease of approximately $737,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group decreased by $2,778,000, or 23.2%, during the three months ended July 31, 2008 compared to the same period in the prior year and by $5,849,000 or 23.2%, during the six months ended July 31, 2008 compared to the same period in the prior year.
The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the three and six months ended July 31, 2008 compared to the same period in the prior year (dollars in thousands):

					Three Months Ended		Six Months Ended
					July 31, 2008
		Quarter/
		Year			Revenue from		Revenue from
		Opened/		Number	Real Estate	Operating	Real Estate	Operating
Property	Location	Acquired		of Units	Operations	Expenses	Operations	Expenses

Lucky Strike	Richmond, Virginia	Q1-2008		131	$103	$66	$124	$232
Mercantile Place on Main	Dallas, Texas	Q1-2008		366	80	938	94	1,383
Wilson Building	Dallas, Texas	Q4-2007	(1)	143	536	452	1,092	697
Tobacco Row - Cameron Kinney	Richmond, Virginia	Q2-2007	(1)	259	(7)	76	714	425
Stapleton Town Center - Botanica Phase II	Denver, Colorado	Q2-2007		154	339	146	670	361

Total					$1,051	$1,678	$2,694	$3,098

     (1)   Acquired property.

Total average occupancy for the Residential Group is 90.0% and 91.7% for the six months ended July 31, 2008 and 2007, respectively. Average residential occupancy for the six months ended July 31, 2008 and 2007 is calculated by dividing gross potential rent less vacancy by gross potential rent.
Total net rental income (“NRI”) for our Residential Group was 86.1% and 89.7% for the three months ended July 31, 2008 and 2007, respectively, and 87.0% and 89.4% for the six months ended July 31, 2008 and 2007, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Land Development Group
Revenues from real estate operations — Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land that we believe is in good markets throughout the country. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry that are anticipated to continue throughout 2008. Revenues from real estate operations for the Land Development Group decreased by $7,447,000 for the three months ended July 31, 2008 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $3,258,000 in land sales at Stapleton in Denver, Colorado;

•	Decrease of $1,932,000 in land sales at Summers Walk in Davidson, North Carolina;

•	Decrease of $1,253,000 in land sales at Tangerine Crossing in Tucson, Arizona; and

•	Decrease of $1,476,000 in land sales primarily at four land development projects: Wheatfield Lake in Wheatfield, New York, Waterbury in North Ridgeville, Ohio, Mill Creek in York County, South Carolina and Creekstone in Copley, Ohio, combined with several smaller sales decreases at other land development projects.
These decreases were partially offset by the following increase:
•	Increase of $472,000 in unit/land sales primarily at two land development projects: Rockport Square in Lakewood, Ohio and Mallard Point in Lorain, Ohio, combined with several smaller sales increases at other land development projects.
Revenues from real estate operations for the Land Development Group decreased by $11,758,000 for the six months ended July 31, 2008 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $4,681,000 in land sales at Stapleton;

•	Decrease of $1,781,000 in land sales at Mill Creek;

•	Decrease of $1,737,000 in land sales at Tangerine Crossing;

•	Decrease of $579,000 in unit sales at Rockport Square;

•	Decrease of $574,000 in land sales at Summers Walk; and

•	Decrease of $2,603,000 in land sales primarily at three land development projects: Waterbury, Wheatfield Lake and Creekstone, combined with several smaller sales decreases at other land development projects.
These decreases were partially offset by the following increase:
•	Increase of $197,000 in land sales primarily at Legacy Lakes in Aberdeen, North Carolina, combined with several smaller sales increases at other land development projects.
Operating and Interest Expenses — Operating expenses decreased by $3,987,000 for the three months ended July 31, 2008 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $1,706,000 at Stapleton primarily related to decreased land sales;

•	Decrease of $1,489,000 at Summers Walk primarily related to decreased land sales;

•	Decrease of $721,000 at Tangerine Crossing primarily related to decreased land sales; and

•	Decrease of $976,000 primarily related to decreased land sales at Wheatfield Lake, Waterbury and Creekstone, combined with several other expense decreases at various land development projects.
These decreases were partially offset by the following increase:
•	Increase of $905,000 primarily related to increased unit/land sales at Rockport Square and Mallard Point, combined with several smaller expense increases at other land development projects.
Operating expenses decreased by $6,554,000 for the six months ended July 31, 2008 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $2,261,000 at Stapleton primarily related to decreased land sales;

•	Decrease of $1,395,000 at Mill Creek primarily related to decreased land sales;

•	Decrease of $812,000 at Tangerine Crossing primarily related to decreased land sales;

•	Decrease of $770,000 at Rockport Square primarily related to decreased unit sales;

•	Decrease of $594,000 at Summers Walk primarily related to decreased land sales; and

•	Decrease of $1,266,000 primarily related to decreased land sales at Wheatfield Lake and Creekstone combined with several smaller expense decreases at other land development projects.
These increases were partially offset by the following increase:
•	Increase of $544,000 primarily related to increased land sales at Legacy Lakes, combined with several smaller expense increases at other land development projects.
Interest expense decreased by $137,000 for the three months ended July 31, 2008 and decreased by $2,368,000 for the six months ended July 31, 2008 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in The Nets incurred a pre-tax loss of $8,548,000 and $22,021,000 for the three and six months ended July 31, 2008, respectively, representing an increase in allocated losses of $6,322,000 and $16,544,000 compared to the same periods in the prior year. For the six months ended July 31, 2008 and 2007, we recognized approximately 57% and 10% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. For the six months ended July 31, 2008, we recognized a higher share of the loss than in the prior year because we advanced capital to fund anticipated future operating losses on behalf of both us and certain non-funding partners. While these capital advances receive certain preferential capital treatment, generally accepted accounting principles require us to report losses, including significant non-cash losses resulting from amortization, in excess of our legal ownership of approximately 23%.
Included in the losses for the six months ended July 31, 2008 and 2007 are approximately $13,544,000 and $2,550,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team. The remainder of the loss substantially relates to the operations of the team.
Corporate Activities
Operating and Interest Expenses — Operating expenses for Corporate Activities increased $822,000 for the three months ended July 31, 2008 and decreased $305,000 for the six months ended July 31, 2008, compared to the same periods in the prior year. The increase of $822,000 for the three months ended July 31, 2008 was primarily attributed to a $280,000 increase in stock-based compensation, a $445,000 increase of charitable contributions and a $97,000 increase related to general operating expenses. The decrease of $305,000 for the six months ended July 31, 2008 was primarily attributed to a $1,010,000 decrease in stock-based compensation, a $184,000 decrease related to general operating expenses, offset by a $889,000 increase of charitable contributions.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense decreased by $1,407,000 and $909,000, respectively, for the three and six months ended July 31, 2008 compared to the same periods in prior year primarily associated with decreased borrowings on the bank revolving credit facility.

Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization of $70,228,000 for the three months ended July 31, 2008, which is an increase of $14,487,000 compared to the same period in the prior year. Included in this increase is $13,089,000 of depreciation and amortization primarily related to new property openings and acquisitions and $1,398,000 of amortization related to capitalized software costs.
We recorded depreciation and amortization of $136,847,000 for the six months ended July 31, 2008, which is an increase of $21,319,000 compared to the same period in the prior year. Included in this increase is $26,451,000 of depreciation and amortization primarily related to new property openings and acquisitions and $2,705,000 of amortization related to capitalized software costs. These increases were partially offset by accelerated depreciation of $7,837,000 recorded during the six months ended July 31, 2007 due to management’s approval to demolish two buildings adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007.
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
During the three and six months ended July 31, 2008, we recorded a provision for decline in real estate of $365,000 for the other than temporary decline in our equity method investment in our Land Development Group related to Old Stone Crossing at Caldwell Creek, located in Charlotte, North Carolina. There was no provision for decline in real estate recorded for the three and six months ended July 31, 2007.
The following table summarizes our proportionate share of the provision for decline in real estate for equity method investments during the three and six months ended July 31, 2008 and 2007, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Operations:

		Three Months Ended July 31,		Six Months Ended July 31,
		2008	2007	2008	2007
		(in thousands)		(in thousands)

Mercury (Condominium)	(Los Angeles, California)	$4,098	$-	$4,098	$-
El Centro Mall (Specialty Retail Center)	(El Centro, California)	1,263	-	1,263	-
Other		300	-	300	-

		$5,661	$-	$5,661	$-

Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three and six months ended July 31, 2008, we recorded amortization of mortgage procurement costs of $3,169,000 and $6,107,000, respectively. Amortization of mortgage procurement costs increased $330,000 and $704,000 for the three and six months ended July 31, 2008, respectively, compared to the same periods in the prior year.

Loss on Early Extinguishment of Debt
For the three and six months ended July 31, 2008, we recorded $52,000 and $5,231,000, respectively, as loss on early extinguishment of debt. The amounts for 2008 represent the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, and 1251 S. Michigan and Sky 55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms. These charges were offset, in part, by a gain on the early extinguishment of the Urban Development Action Grant loan at M.K. Ferguson Plaza, an office building located in Cleveland, Ohio. For the three and six months ended July 31, 2007, we recorded $1,640,000 and $4,184,000, respectively, as loss on early extinguishment of debt. The amounts for 2007 represent the impact of early extinguishment of nonrecourse mortgage debt at Northern Boulevard and Columbia Park Center, specialty retail centers located in Queens, New York and North Bergen, New Jersey, respectively, in order to secure more favorable financing terms, as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee, which was sold during the three months ended July 31, 2007 (see the “Discontinued Operations” section of the MD&A).
Interest and Other Income
We recorded $12,887,000 and $23,423,000 of interest and other income for the three months ended July 31, 2008 and 2007, respectively, and $21,288,000 and $34,822,000 for the six months ended July 31, 2008 and 2007, respectively. Interest and other income decreased $10,536,000 for the three months ended July 31, 2008 compared to the same period in the prior year primarily due to the 2007 gain of $10,090,000 on the disposition of Sterling Glen of Roslyn, a supported-living apartment community located in Roslyn, New York, partially offset by an increase of $3,350,000 related to the 2008 gain on the sale of an ownership interest in a parking management company and an increase of $603,000 related to the income recognition on the sale of Historic Preservation and New Market Tax Credits. For the six months ended July 31, 2008, interest and other income decreased $13,534,000 compared to the same period in the prior year primarily due to the 2007 gain of $10,090,000 on the disposition of Sterling Glen of Roslyn and $1,846,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds which matured in 2007, partially offset by an increase of $3,350,000 related to the 2008 gain on the sale of an ownership interest in a parking management company and an increase of $1,206,000 related to the income recognition on the sale of Historic Preservation and New Market Tax Credits.
Income Taxes
Income tax expense (benefit) for the three months ended July 31, 2008 and 2007 was $3,723,000 and $(609,000), respectively. Income tax benefit for the six months ended July 31, 2008 and 2007 was $(15,856,000) and $(14,649,000), respectively. The difference in the income tax expense or benefit reflected in the Consolidated Statements of Operations versus the income tax expense or benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to our charitable contribution and state NOL valuation allowances based upon management’s assessment of our ability to utilize such deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
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
We apply the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”) adjustments to the net operating loss. We have not recorded a net deferred tax asset of approximately $13,355,000, as of January 31, 2008, from excess stock-based compensation deductions for which a benefit has not yet been recognized.

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
As of July 31 and January 31, 2008, we had unrecognized tax benefits of $1,818,000 and $2,556,000, respectively. We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of July 31 and January 31, 2008, we had approximately $508,000 and $840,000, respectively, of accrued interest and penalties related to uncertain income tax positions. During the three months ended July 31, 2008 and 2007, $(421,000) and $32,000, respectively, of tax expense (benefit) was recorded relating to interest and penalties. Income tax expense (benefit) relating to interest and penalties of $(332,000) and $311,000 was recorded for the six months ended July 31, 2008 and 2007, respectively. During the three months ended July 31, 2008, we settled an Internal Revenue Service audit of one of our partnership investments, which resulted in a decrease in our unrecognized tax benefits and associated accrued interest and penalties.
The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of July 31, 2008 and 2007, is $325,000 and $576,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at July 31, 2008. Included in the $1,818,000 of unrecognized benefits noted above, is $1,728,000 which, due to the reasons above, could significantly decrease during the next twelve months.
Equity in Earnings (Loss) of Unconsolidated Entities
Equity in loss of unconsolidated entities was $(5,577,000) for the three months ended July 31, 2008 and equity in earnings of unconsolidated entities was $7,773,000 for the three months ended July 31, 2007, representing a decrease of $13,350,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
-	The Nets
•	Decrease of $6,322,000 related to an increase in our share of the loss in The Nets (see The Nets section).
-	Residential Group
•	Decrease of $4,098,000 related to an impairment charge recorded in accordance with SFAS No. 144 during the second quarter of 2008 for Mercury, a condominium project located in Los Angeles, California. Certain estimates were lowered regarding future undiscounted cash flows on condominium sales due to the continued deterioration of the condominium market in Los Angeles.
-	Land Development Group
•	Decrease of $2,659,000 related to decreased land sales at Gladden Farms II, located in Marana, Arizona.
-	Commercial Group
•	Decrease of $1,263,000 related to an impairment charge recorded in accordance with SFAS No. 144 during the second quarter of 2008 due to a write-down of costs to fair value less estimated selling costs for El Centro Mall located in El Centro, California as a result of a letter of intent to dispose of the property.
These decreases were partially offset by the following increase:
-	Land Development Group
•	Increase of $4,581,000 related to increased sales at Central Station, located in Chicago, Illinois.
The balance of the remaining decrease of approximately $3,589,000 was due to fluctuations in the operations of our equity method investments.

Equity in loss of unconsolidated entities was $(15,224,000) for the six months ended July 31, 2008 and equity in earnings of unconsolidated entities was $9,134,000 for the six months ended July 31, 2007, representing a decrease of $24,358,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
-	The Nets
•	Decrease of $16,544,000 related to an increase in our share of the loss in The Nets (see The Nets section).
-	Residential Group
•	Decrease of $4,098,000 related to an impairment charge recorded in accordance with SFAS No. 144 during the second quarter of 2008 for Mercury. Certain estimates of future undiscounted cash flows on unit sales were lowered due to the continued deterioration of the condominium market in Los Angeles; and

•	Decrease of $2,106,000 related to the 2007 gain on disposition of our partnership interest in White Acres, an apartment community located in Richmond Heights, Ohio.
-	Land Development Group
•	Decrease of $2,655,000 related to decreased land sales at Gladden Farms II.
-	Commercial Group
•	Decrease of $1,663,000, primarily related to a participation payment on the refinancing during 2008 at 350 Massachusetts Avenue, an office building located in Cambridge, Massachusetts; and

•	Decrease of $1,263,000 related to an impairment charge recorded in accordance with SFAS No. 144 during the second quarter of 2008 due to a write-down of costs to fair value less estimated selling costs for El Centro Mall.
These decreases were partially offset by the following increases:
-	Land Development Group
•	Increase of $4,704,000 related to increased sales at Central Station.
-	Commercial Group
•	Increase of $881,000 related to the 2008 gain on disposition of our partnership interest in One International Place, an office building located in Cleveland, Ohio.
The balance of the remaining decrease of approximately $1,614,000 was due to fluctuations in the operations of our equity method investments.
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and six months ended July 31, 2008 and 2007. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
During the year ended January 31, 2008, we consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties listed in the table below and the property under construction, Sterling Glen of Roslyn located in Roslyn, New York, were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008 and generated a gain on disposition of rental property of $8,627,000 ($5,294,000, net of tax). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the six months ended July 31, 2008.
Pursuant to the agreement, the four remaining properties entered into long-term operating leases with the purchaser. The operating leases have stated terms of five or ten years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. We are generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. We have continued to consolidate the leased properties in our Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”

(“SFAS No. 66”), have not been achieved. Further, we have concluded that the leased properties have met the criteria as Variable Interest Entities (“VIEs”) pursuant to FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and due to our obligation to absorb a majority of expected losses, the leased properties are consolidated by us at July 31, 2008. Additionally, these properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of July 31, 2008; therefore, these properties have not been included in discontinued operations.
Sterling Glen of Lynbrook was classified as held for sale at January 31, 2008 through the date of disposition. Sterling Glen of Lynbrook’s assets and liabilities as of January 31, 2008 are presented in the table below.

January 31, 2008
(in thousands)
Assets
Real estate	$29,858
Notes and accounts receivable, net	179
Other assets	1,635

Total Assets	$31,672

Liabilities
Mortgage debt, nonrecourse	$27,700
Accounts payable and accrued expenses	798

Total Liabilities	$28,498

The following table lists the consolidated rental properties included in discontinued operations:

				Three	Six	Three	Six
				Months	Months	Months	Months
		Number	Period	Ended	Ended	Ended	Ended
Property	Location	of Units	Disposed	7/31/2008	7/31/2008	7/31/2007	7/31/2007

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130	Q2-2008	Yes	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85	Q2-2007	-	-	Yes	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135	Q2-2007	-	-	Yes	Yes
Sterling Glen of Darien	Darien, Connecticut	80	Q2-2007	-	-	Yes	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83	Q2-2007	-	-	Yes	Yes
Sterling Glen of Plainview	Plainview, New York	79	Q2-2007	-	-	Yes	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166	Q2-2007	-	-	Yes	Yes
Landings of Brentwood	Nashville, Tennessee	724	Q2-2007	-	-	Yes	Yes

The operating results related to discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Revenues	$162	$12,397	$706	$24,599

Expenses
Operating expenses	76	11,883	287	20,730
Depreciation and amortization	90	921	95	1,934

	166	12,804	382	22,664

Interest expense	(43)	(2,000)	(235)	(3,608)
Amortization of mortgage procurement costs	-	(34)	(11)	(69)
Loss on early extinguishment of debt	-	(363)	-	(363)

Interest income	31	112	35	209
Gain on disposition of rental properties	8,627	106,318	8,627	106,318

Earnings before income taxes	8,611	103,626	8,740	104,422

Income tax expense (benefit)
Current	(1,055)	5,682	(1,119)	5,740
Deferred	4,382	34,358	4,496	34,608

	3,327	40,040	3,377	40,348

Net earnings from discontinued operations	$5,284	$63,586	$5,363	$64,074

Gain on Disposition of Rental Properties
The following table summarizes the gain on disposition of rental properties, pre-tax, for the three and six months ended July 31, 2008 and 2007:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Discontinued Operations:
Seven Sterling Glen properties (Supported-Living Apartments) (1)	$8,627	$81,239	$8,627	$81,239
Landings of Brentwood (Apartments) (2)	-	25,079	-	25,079

Total	$8,627	$106,318	$8,627	$106,318

(1)	The seven properties included in the gain on disposition are Sterling Glen of Lynbrook for the three and six months ended July 31, 2008 and Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford for the three and six months ended July 31, 2007. We elected to deposit the sales proceeds with a qualified intermediary for the purposes of identifying replacement assets under Section 1031 of the Internal Revenue Code for all the aforementioned properties except Sterling Glen of Forest Hills.

(2)	We elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.
Upon disposal, investments accounted for on the equity method are not classified as discontinued operations under the provisions of SFAS No. 144; therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of the gains on disposition of equity method investments during the six months ended July 31, 2008 and 2007, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Operations:

		Six Months Ended July 31,
		2008	2007
		(in thousands)
One International Place (Office Building)	Cleveland, Ohio	$881	$-
White Acres (Apartments)	Richmond Heights, Ohio	-	2,106

		$881	$2,106

FINANCIAL CONDITION AND LIQUIDITY
We believe that our sources of liquidity and capital are adequate to meet our funding obligations. Recent difficulties in the real estate and mortgage markets have negatively impacted the lending and capital markets, particularly for real estate. The risk premium demanded by capital suppliers has increased significantly. Lending spreads have widened from recent levels and originations of new loans for the Commercial Mortgage Backed Securities market have decreased dramatically from recent historical levels. Underwriting standards are being tightened and spreads have risen. While the long-term impact cannot be known, borrowing costs for us may rise and financing levels may be lower. To date, we have not experienced any significant negative impact to our access to capital from the recent changes in the debt marketplace.
Our principal sources of funds are cash provided by operations, the bank revolving credit facility, nonrecourse mortgage debt, dispositions of mature properties, proceeds from the issuance of senior notes and from equity joint ventures and other financing arrangements. Our principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for our existing portfolio, payments on nonrecourse mortgage debt, payments on our bank revolving credit facility and retirement of senior notes previously issued. The discussion below under Bank Revolving Credit Facility and Senior and Subordinated Debt outline events that have enhanced our liquidity and financial flexibility which will be important in our efforts to continue to develop and acquire quality real estate assets.
Our primary capital strategy seeks to isolate the financial risk at the property level to maximize returns and reduce risk on and of our equity capital. Our mortgage debt is nonrecourse, including our construction loans, with each property separately financed. We do not cross-collateralize our mortgage debt outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. We recycle this cash flow, together with refinancing and property sale proceeds, to fund new development and acquisitions that we believe will drive favorable returns for our shareholders. This strategy has historically provided us with the necessary liquidity to take advantage of investment opportunities, and we believe will continue to do so in the future.
Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules that substantially modify the registration, communications and offering procedures under the Securities Act of 1933, as amended (“Securities Act”). These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we have determined that we are still a WKSI as of July 31, 2008 and would be eligible to file an automatic shelf registration statement. In the meantime, we may still issue securities under our existing shelf registration statement (see the “Other Senior Notes” section of the MD&A).
Bank Revolving Credit Facility
At July 31 and January 31, 2008, our bank revolving credit facility, as amended, provides for maximum borrowings of $750,000,000 and matures in March 2010. The facility bears interest at our option at either (1) a LIBOR-based rate plus 1.45% (3.95% and 4.89% at July 31 and January 31, 2008, respectively), or (2) a Prime-based rate plus .50%. We have historically elected the LIBOR-based rate option. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, specified levels of net worth (as defined in the credit facility) and a dividend and stock repurchase limitation of $40,000,000 per annual period.
Outstanding balances and available credit on the bank revolving credit facility at July 31 and January 31, 2008 were as follows:

	July 31, 2008	January 31, 2008
	(in thousands)
Outstanding balances:
Borrowings	$143,500	$39,000
Letters of credit	$83,898	$71,802
Surety bonds	$-	$-

Available credit	$522,602	$639,198

Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at both July 31 and January 31, 2008 (in thousands):

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000
6.500% Senior Notes due 2017	150,000
7.375% Senior Notes due 2034	100,000

Total Senior Notes	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	20,400
Subordinate Tax Revenue Bonds due 2013	29,000

Total Subordinated Debt	49,400

Total Senior and Subordinated Debt	$886,900

Puttable Equity-Linked Senior Notes
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of our Class A common stock, to repay the outstanding balance of $190,000,000 under the bank revolving credit facility (see the “Bank Revolving Credit Facility” section of the MD&A) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. We may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
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

Upon the occurrence of an effective failure, we will be required to pay additional amounts, in cash, to holders of the notes. Such additional amounts will accrue on the notes that are registrable securities, from and including the day following the effective failure, to but excluding, the earlier of the time such holders are again able to make resales under the shelf registration statement and the date the shelf registration statement is no longer required to be kept effective. Additional amounts will be paid semiannually in arrears on each April 15 and October 15 and will accrue at a rate per annum equal to 0.25% for the first 90 days after the occurrence of the event and 0.50% after the first 90 days. In no event will additional amounts exceed 0.50% per annum. At July 31, 2008, the maximum potential additional amounts that could be required to be paid by us is approximately $436,000 for the remaining period in which the shelf registration is required to be effective. At July 31, 2008, in accordance with FASB Statement No. 5, “Accounting for Contingencies,” we have concluded that it is not probable we will be required to pay additional amounts as a result of an effective failure.
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
Subordinated Debt
In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. We entered into a total rate of return swap (“TRS”) for the benefit of these bonds that expires on September 15, 2008. Under this TRS, we receive a rate of 8.25% and pay the Security Industry and Financial Markets Association (“SIFMA”) rate plus a spread (0.40% through the expiration date). Interest on the bonds is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
In May 2003, we purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. We evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”), and determined that the transfer did not qualify for sale accounting treatment principally because we guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, we are the primary beneficiary of this VIE and the book value of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. In connection with this transaction, Stapleton Land II, LLC provided a combination of cash and notes receivable aggregating approximately $10,000,000 as collateral. During the year ended January 31, 2008, the cash component was replaced as collateral by certain notes receivable owned by us. We recorded $164,000 and $324,000 of interest income related to this arrangement in the Consolidated Statements of Operations for the three and six months ended July 31, 2008, respectively, and $163,000 and $394,000 for the three and six months ended July 31, 2007, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. We do not have any rights or obligations to acquire the Senior Subordinate Bonds under this agreement. At July 31, 2008, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into a TRS with a notional amount of $58,000,000. We receive a fixed rate of 8.5% and pay SIFMA plus a spread on the TRS related to the Converted Bonds. We determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. We have classified the Converted Bonds as available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income (loss) (“OCI”). The fair value of the Converted Bonds was $58,000,000 and $44,000,000, respectively, at July 31, 2008 and January 31, 2008. We recorded net interest income of $898,000 and $1,736,000, related to the TRS in the Consolidated Statements of Operations for the three and six months ended July 31, 2008, respectively, and $346,000 and $560,000 for the three and six months ended July 31, 2007, respectively.
Other Structured Financing Arrangements
In May 2004, a third party purchased $200,000,000 in tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”), with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with the third party to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC will receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index, less all fees and expenses due to the third party (collectively, the “Fee”). On July 1, 2008, $100,000,000 of the DURA bonds were remarketed. On July 15, 2008, Stapleton Land, LLC was paid $13,838,000 of the fee, which represented the fee earned on the remarketed DURA bonds. As of July 31, 2008, $100,000,000 of the DURA bonds have not been repurchased or remarketed.
We have concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN No. 46(R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The DURA purchase obligation and fee have been accounted for as a derivative with changes in fair value recorded through earnings. The fair value of $13,816,000 and $23,108,000 at July 31, 2008 and January 31, 2008, respectively, is recorded in other assets in the Consolidated Balance Sheets. We recorded interest income of

$3,376,000 and $4,546,000 related to the change in fair value of the DURA purchase obligation and fee in the Consolidated Statements of Operations for the three and six months ended July 31, 2008, respectively, and $2,253,000 and $4,259,000 for the three and six months ended July 31, 2007, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $14,826,000 of this commitment as of July 31, 2008.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in 2008 and 2009. During the six months ended July 31, 2008, we completed the following financings:

Purpose of Financing	Amount

	(in thousands)
Refinancings	$561,960
Development projects (1)	949,125
Loan extensions/additional fundings	254,568

	$1,765,653	(2)

(1)	Represents the full amount available to be drawn on the loans.
(2)	Of the total financings shown above of $1,765,653, $711,774 was reflected as maturing loans in either 2008 or 2009 in the listing of scheduled maturities as of January 31, 2008.
The table listed above is the result of our success in not only refinancing scheduled maturities, but also includes early financings of future loan maturities on existing properties and additional proceeds related to our development and acquisition pipeline. Of the total 2008 and 2009 maturities reported as of July 31, 2008, over 85% of the $179,492,000 of loans that mature in 2008 and 50% of the $734,169,000 of loans that mature in 2009 has been addressed to date through closed loans, scheduled amortization, committed refinancings and available extensions (some of which are based upon project specific performance and have been extended beyond the current fiscal year).
Interest Rate Exposure
At July 31, 2008, the composition of nonrecourse mortgage debt was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate

	(dollars in thousands)

Fixed	$4,148,486	$2,331		$2,214	$4,153,031	6.05%
Variable (1)
Taxable	1,238,326	454,518		36,791	1,729,635	5.48%
Tax-Exempt	601,257	282,957		58,000	942,214	3.15%

	$5,988,069	$739,806	(2)	$97,005	$6,824,880	5.50%

Total commitment from lenders		$1,865,065		$124,361

(1)	Taxable variable-rate debt of $1,729,635 and tax-exempt variable-rate debt of $942,214 as of July 31, 2008 is protected with swaps and caps described in the tables below.
(2)	$178,579 of proceeds from outstanding debt described above is recorded as restricted cash in our Consolidated Balance Sheets. For bonds issued in conjunction with development, the local housing authority issued the full amount of the bonds at the beginning of construction and, until costs are incurred, bond funds must remain in escrow held by a financial institution affiliated with the bond issuance.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)(3)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)
08/01/08-02/01/09 (2)	$1,308,100	5.15%	$974,063	4.96%
02/01/09-02/01/10	1,320,150	5.01	1,073,432	4.95
02/01/10-02/01/11	126,116	5.13	732,081	5.37
02/01/11-02/01/12	-	-	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-09/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swaps discussed below.

(2)	These LIBOR-based hedges as of August 1, 2008 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2009.

(3)	Includes $640,000 for New York Times at 5.50% which expires in September 2017.
Tax-Exempt (Priced off of SIFMA Index)

	Caps
	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
08/01/08-02/01/09	$232,025	5.98%
02/01/09-02/01/10	203,625	5.97
02/01/10-02/01/11	114,315	5.89
02/01/11-02/01/12	12,715	6.00
02/01/12-02/01/13	12,715	6.00
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

The interest rate hedges summarized in the previous tables were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of July 31, 2008 (dollars in thousands):
Forward Swaps

Property Accounted for
	Fully Consolidated		under the Equity Method
	Properties (1)		of Accounting (2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate

2009	$-	-	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-

(1)	As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap is marked to market through earnings on a quarterly basis. We recorded $2,121 and $2,133 as a reduction of interest expense related to this forward swap in our Consolidated Statements of Operations for the three and six months ended July 31, 2008, respectively, and $2,897 and $1,450 for the three and six months ended July 31, 2007, respectively.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2008, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,818,000 at July 31, 2008. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $10,714,000 at July 31, 2008. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally based on the SIFMA rate. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At July 31, 2008, the aggregate notional amount of TRS in which we and the Joint Ventures have an interest is approximately $479,125,000. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. While the bonds that have TRS have bond maturities that are generally greater than 20 years in duration, our TRS structures are generally no more than 5 years in duration.

Cash Flows
Operating Activities
Net cash provided by operating activities was $109,835,000 and $48,938,000 for the six months ended July 31, 2008 and 2007, respectively. The net increase in cash provided by operating activities in the six months ended July 31, 2008 compared to the six months ended July 31, 2007 of $60,897,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$66,808
Decrease in interest and other income received	(10,451)
Increase in cash distributions from unconsolidated entities	17,615
Increase in proceeds from land sales - Land Development Group	3,835
Increase in proceeds from land sales - Commercial Group	7,552
Increase in land development expenditures	(8,602)
Decrease in operating expenditures	3,140
Increase in interest paid	(19,000)

Net increase in cash provided by operating activities	$60,897

(continued on next page)

Investing Activities
Net cash used in investing activities was $729,754,000 and $564,541,000 for the six months ended July 31, 2008 and 2007, respectively. The net cash used in investing activities consisted of the following:

	Six Months Ended July 31,
	2008	2007
	(in thousands)

Capital expenditures, including real estate acquisitions*	$(550,307)	$(729,643)

Payment of lease procurement costs and other assets, net	(32,031)	(16,628)

(Increase) decrease in restricted cash used for capital expenditures:
Beekman, a mixed-use residential project under construction in Manhattan, New York	(94,435)	-
80 DeKalb Avenue, a residential project under construction in Brooklyn, New York	(44,202)	-
Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	(12,500)	-
One MetroTech Center, an office building in Brooklyn, New York	(8,791)	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	(5,040)	-
Victoria Gardens, a retail center in Rancho Cucamonga, California	-	19,509
Forest Trace, a supported-living community in Lauderhill, Florida	-	(50,830)
Chase Financial Tower, an office building located in Cleveland, Ohio	(3,978)	-
New York Times, an office building in Manhattan, New York	10,789	-
Sale proceeds released from (placed in) escrow for acquisitions:
Mount Vernon Square, an apartment complex in Alexandria, Virginia	-	51,943
Battery Park City, a specialty retail center in Manhattan, New York	-	25,125
Seven Sterling Glen supported-living communities	(6,349)	(111,089)
Other	(3,347)	(7,137)

Subtotal	$(167,853)	$(72,479)

Proceeds from disposition of rental properties and other investments:
Seven Sterling Glen supported-living communities	$11,159	$188,499
Landings of Brentwood, an apartment complex in Nashville, Tennessee	-	67,756
Hilton Times Square, a hotel in Manhattan, New York	-	34,717
Ownership interest in a parking management company and other	4,150	579

Subtotal	$15,309	$291,551

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$304,787	$341,944
Proceeds from disposition of rental properties and other investments including release of investing escrows (see above)	8,960	257,530
Cash provided by operating activities	109,835	48,938
Portion of cash on hand at the beginning of the year	126,725	81,231

Total Capital Expenditures	$550,307	$729,643

Investing Activities (continued)

	Six Months Ended July 31,
	2008	2007
	(in thousands)

Change in investments in and advances to affiliates - (investment in) or return of investment:
Dispositions:
One International Place, an unconsolidated office building in Cleveland, Ohio	$1,589	$-
Land Development:
Mesa del Sol, an unconsolidated project in Albuquerque, New Mexico	1,255	(6,498)
San Antonio I & II, an unconsolidated project in San Antonio, Texas	3,810	-
Residential Projects:
1100 Wilshire, an unconsolidated condominium development project in Los Angeles, California	2,448	-
Mercury, an unconsolidated condominium development project in Los Angeles, California	-	(3,069)
Uptown Apartments, an unconsolidated development project in Oakland, California	(1,565)	2,007
Air Force Academy, an unconsolidated military housing complex in Colorado Springs, Colorado	-	(1,900)
Fort Lincoln III & IV, primarily refinancing proceeds from an unconsolidated apartment complex in Washington, D.C.	-	5,152
New York City Projects:
East River Plaza, an unconsolidated retail development project in Manhattan, New York	(16,176)	(1,048)
Sports arena complex and related development projects in Brooklyn, New York currently in pre-development; excess funds to be reinvested during the future construction phase	12,747	1,123
The Nets, a National Basketball Association franchise	(19,782)	(25,083)
Commercial Projects:
Unconsolidated development activity in Las Vegas, Nevada	(5,148)	-
Liberty Center, primarily refinancing proceeds from an unconsolidated office building in Pittsburgh, Pennsylvania	9,961	-
350 Massachusetts Avenue, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	24,427	-
818 Mission Street, acquisition of an unconsolidated office building in San Francisco, California	(7,782)	-
Bulletin Building, primarily refinancing proceeds from an unconsolidated office building in San Francisco, California	-	8,648
San Francisco Centre-Emporium, primarily refinancing proceeds from an unconsolidated regional mall in San Francisco, California	-	15,804
Village at Gulfstream, an unconsolidated development project in Hallendale, Florida	-	(2,611)
Waterfront, an unconsolidated development project in Washington, D.C.	(4,707)	(25,200)
Wiregrass Ranch, an unconsolidated retail development project in Tampa, Florida	-	(3,053)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	4,051	(1,614)

Subtotal	$5,128	$(37,342)

Net cash used in investing activities	$(729,754)	$(564,541)

Financing Activities
Net cash provided by financing activities was $590,834,000 and $499,651,000 for the six months ended July 31, 2008 and 2007, respectively. Net cash provided by financing activities consisted of the following:

	Six Months Ended July 31,
	2008	2007
	(in thousands)

Borrowings on bank revolving credit facility	$268,000	$409,000
Payments on bank revolving credit facility	(163,500)	(174,000)
Proceeds from nonrecourse mortgage debt	936,213	573,734
Principal payments on nonrecourse mortgage debt	(492,104)	(284,154)
Net increase in notes payable	36,030	15,169

Decrease (increase) in restricted cash:
Haverhill, a residential project under construction in Haverhill, Massachusetts	9,484	-
Lucky Strike, an apartment complex in Richmond, Virginia	7,665	(5,295)
Metro 417, an apartment community in Los Angeles, California	2,571	-
101 San Fernando, an apartment community in San Jose, California	2,509	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	2,300	-
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	2,151	(335)
Sterling Glen of Great Neck, a supported-living community in Great Neck, New York	1,520	(210)
Legacy Lakes, a land development project in Aberdeen, North Carolina	(1,000)
Easthaven at the Village, an apartment community in Beachwood, Ohio	(1,200)	-
Promenade in Temecula, a regional mall in Temecula, California	(1,525)	-
Sky55, an apartment complex in Chicago, Illinois	(1,652)	3,207
Stapleton, a mixed-use development project in Denver, Colorado	-	6,000
Sterling Glen of Roslyn, a supported-living development project in Roslyn, New York, sold in July 2007	-	2,781
Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	-	(4,000)
Other	(224)	541

Subtotal	22,599	2,689

Increase (decrease) in book overdrafts, representing checks issued but not yet paid	1,615	(6,277)
Payment of deferred financing costs	(29,157)	(7,849)
Purchase of other treasury stock	(642)	(3,138)
Exercise of stock options	732	5,028
Distribution of accumulated equity to minority partners	(3,710)	(13,243)
Dividends paid to shareholders	(16,470)	(14,341)
Increase (decrease) in minority interest	31,228	(2,967)

Net cash provided by financing activities	$590,834	$499,651

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
DIVIDENDS
We pay quarterly cash dividends on shares of Class A and Class B common stock. The first 2008 quarterly dividend of $.08 per share on both Class A and Class B common stock was declared on March 26, 2008 and was paid on June 17, 2008 to shareholders of record at the close of business on June 2, 2008. The second 2008 quarterly cash dividend of $.08 per share on both Class A and Class B common stock was declared on June 19, 2008 and will be paid on September 15, 2008 to shareholders of record at the close of business on August 29, 2008, the last business day prior to the Board of Director’s resolution date of September 1, 2008, which was a legal holiday. The third 2008 quarterly dividend will be reviewed at the quarterly Board Meeting on September 24, 2008.
VARIABLE INTEREST ENTITIES
As of July 31, 2008, we determined that we are the primary beneficiary under FIN No. 46(R) of 34 VIEs representing 21 properties (19 VIEs representing 9 properties in Residential Group, 13 VIEs representing 10 properties in Commercial Group and 2 VIEs/properties in Land Development Group). As of July 31, 2008, we held variable interests in 43 VIEs for which we are not the primary beneficiary. As of July 31, 2008, the maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $97,000,000. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and the Nets.
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE that holds collateralized borrowings of $29,000,000 (See “Senior and Subordinated Debt” section of MD&A) as of July 31, 2008.
NEW ACCOUNTING STANDARDS
In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. We are currently assessing the impact that FSP EITF 03-6-1 will have on our consolidated financial statements and results of operations for the share-based payment programs currently in place.
In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. We are currently assessing the impact EITF 07-5 will have on our consolidated financial statements.
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This statement will change the accounting treatment for our 3.625% Puttable Equity-Linked Senior Notes due October 2011, which were issued in October 2006. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, we expect to record additional capitalized interest based on the qualifying expenditures on our development projects. We expect the additional amount of interest capitalized will approximate the amount of additional interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. We continue to evaluate the remaining component of FSP APB 14-1 as well as expected qualifying development expenditures in assessing the overall impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.
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

CLASS A COMMON UNITS
Master Contribution Agreement
We and certain of our affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a newly-formed jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the minority interests under the purchase method of accounting. After a one-year lock-up period, which expired on November 7, 2007, the Units may be exchanged, at our sole discretion, for one of the following forms of consideration: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. Also pursuant to the Master Contribution Agreement, we and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and we, in our discretion, choose among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
New York Times and Twelve MetroTech Center
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, recently achieved stabilization. During the three months ended July 31, 2008, we elected to cause certain of our affiliates to acquire for cash the BCR Entities’ interests in the two projects pursuant to agreements dated May 6, 2008 and May 12, 2008, respectively. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of ours and will receive approximately $121,000,000 over a 15 year period. An affiliate of ours has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of ours expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement. As was provided in the Master Contribution Agreement, the agreement also includes customary representations and warranties from the applicable BCR Entities regarding the operation of the projects. The applicable BCR Entities will indemnify the applicable FCE Entities for breaches of the representations and warranties subject to certain time limits and limitations on liability. Consistent with the Master Contribution Agreement, the applicable FCE Entities agreed to indemnify the applicable BCR Entities for losses resulting from claims made after the transfer of Mr. Ratner’s interests.
The consideration exchanged by us for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. We calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This discounted amount of $56,495,000 was recorded in accounts payable and accrued expenses on our consolidated balance sheet and will be accreted up to the total liability through interest expense over the next 15 years using the effective interest method.
The following table summarizes the allocation of the consideration exchanged for the BCR Entities’ interests in the two projects. The amounts reported below are based on our preliminary allocation and certain estimates. As a result, the allocation is preliminary and subject to change. We anticipate finalizing the allocation during fiscal year 2008. Amounts presented are in thousands.

Completed rental properties (1)	$102,378
Notes and accounts receivable, net (2)	132
Other assets (3)	12,513
Accounts payable and accrued expenses (4)	(9,279)

Total purchase price allocated	$105,744

Represents allocation for:

(1)	Land, building and tenant improvements associated with the underlying real estate
(2)	Above market leases
(3)	In-place leases, tenant relationships and leasing commissions
(4)	Below market leases

Exchange of Units
In July 2008, the BCR Entities exchanged 247,477 of the Units. We issued 128,477 shares of our Class A common stock for 128,477 of the Units and paid cash of $3,501,000 for 119,000 Units. We accounted for the exchange as a purchase of minority interest, resulting in a reduction of minority interest of $12,624,000. The following table summarizes the components of the exchange transaction (in thousands):

Reduction of completed rental properties	$5,345
Reduction of cash and equivalents	3,501
Increase in Class A common stock - par value	42
Increase in additional paid-in capital	3,736

Total reduction of minority interest	$12,624

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Recent difficulties in the real estate and mortgage markets have negatively impacted the lending and capital markets. Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest rate exposure on our current variable rate debt portfolio. During the construction period, we have historically used variable rate debt to finance developmental projects. At July 31, 2008, our outstanding variable-rate debt portfolio consisted of $1,873,135,000 of taxable debt (which includes $143,500,000 related to the bank revolving facility) and $942,214,000 of tax-exempt variable-rate debt. Upon opening and achieving stabilized operation, we have historically procured long-term fixed-rate financing for our rental properties. Additionally, we are exposed to interest rate risk upon maturity of our long term fixed rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)(3)

	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)
08/01/08-02/01/09 (2)	$1,308,100	5.15%	$974,063	4.96%
02/01/09-02/01/10	1,320,150	5.01	1,073,432	4.95
02/01/10-02/01/11	126,116	5.13	732,081	5.37
02/01/11-02/01/12	-	-	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-09/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swaps discussed below.
(2)	These LIBOR-based hedges as of August 1, 2008 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2009.
(3)	Includes $640,000 for New York Times at 5.50%, which expires in September 2017.
Tax-Exempt (Priced off of SIFMA Index)

	Caps

	Notional	Average Base
Period Covered	Amount	Rate
	(dollars in thousands)
08/01/08-02/01/09	$232,025	5.98%
02/01/09-02/01/10	203,625	5.97
02/01/10-02/01/11	114,315	5.89
02/01/11-02/01/12	12,715	6.00
02/01/12-02/01/13	12,715	6.00
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

The interest rate hedges summarized in the previous tables were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five and ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of July 31, 2008 (dollars in thousands):
Forward Swaps

Property Accounted for
	Fully Consolidated		under the Equity Method
	Properties (1)		of Accounting (2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate

2009	$-	-	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-

(1)	As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap is marked to market through earnings on a quarterly basis. We recorded $2,121 and $2,133 as a reduction of interest expense related to this forward swap in our Consolidated Statements of Operations for the three and six months ended July 31, 2008, respectively, and $2,897 and $1,450 for the three and six months ended July 31, 2007, respectively.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2008, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,818,000 at July 31, 2008. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $10,714,000 at July 31, 2008. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At July 31 and January 31, 2008, interest rate caps and swaptions were reported at fair value of approximately $4,517,000 and $209,000, respectively, in other assets in the Consolidated Balance Sheets. At July 31 and January 31, 2008, interest rate swap agreements and TRS, which had a positive fair value of approximately $3,296,000 and $3,019,000, respectively, were included in other assets in the Consolidated Balance Sheets. At July 31 and January 31, 2008, interest rate swap agreements and TRS, which had a negative fair value of approximately $87,304,000 and $109,232,000, respectively (which includes the forward swaps), were included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
We estimate the fair value of our long-term debt by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table listed below contains our assessment of the fair value of our long-term debt at July 31, 2008.

			Fair Value with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
	(in thousands)
Fixed	$5,039,931	$4,718,143	$4,974,375
Variable
Taxable	1,873,135	1,788,555	1,855,629
Tax-Exempt	942,214	922,343	1,048,006
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
July 31, 2008

	Expected Maturity Date
	Year Ending January 31,
						Period	Total Outstanding	Fair Market
Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	7/31/08	Value 7/31/08

	(dollars in thousands)
Fixed:
Fixed-rate debt	$34,050	$243,061	$162,614	$372,678	$316,807	$3,023,821	$4,153,031	$3,949,789
Weighted average interest rate	6.45%	6.80%	7.17%	7.04%	5.98%	5.81%	6.05%

Senior & subordinated debt (1)	-	-	20,400	287,500	-	579,000	886,900	768,354
Weighted average interest rate	-%	-%	8.25%	3.63%	-%	7.30%	6.13%

Total Fixed-Rate Debt	34,050	243,061	183,014	660,178	316,807	3,602,821	5,039,931	4,718,143

Variable:
Variable-rate debt	143,672	489,948	265,130	86,694	45,366	698,825	1,729,635	1,646,806
Weighted average interest rate (2)	4.50%	4.69%	5.38%	4.51%	6.31%	6.33%	5.48%

Tax-exempt	1,770	1,160	1,515	35,325	206,560	695,884	942,214	922,343
Weighted average interest rate (2)	2.73%	2.85%	2.71%	4.77%	3.94%	2.83%	3.15%

Bank revolving credit facility (1)	-	-	143,500	-	-	-	143,500	141,749
Weighted average interest rate (2)	-%	-%	3.95%	-%	-%	-%	3.95%

Total Variable-Rate Debt	145,442	491,108	410,145	122,019	251,926	1,394,709	2,815,349	2,710,898

Total Long-Term Debt	$179,492	$734,169	$593,159	$782,197	$568,733	$4,997,530	$7,855,280	$7,429,041

Weighted average interest rate	4.85%	5.39%	5.62%	5.40%	5.26%	5.64%	5.55%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of July 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2008

	Expected Maturity Date
	Year Ending January 31,
						Period	Total Outstanding	Fair Market
Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	1/31/08	Value 1/31/08

					(dollars in thousands)
Fixed:
Fixed-rate debt	$84,220	$327,885	$174,421	$375,489	$319,644	$2,650,047	$3,931,706	$4,062,237
Weighted average interest rate	6.53%	6.92%	6.78%	7.03%	5.98%	5.79%	6.08%

Senior & subordinated debt (1)	-	-	20,400	287,500	-	579,000	886,900	812,040
Weighted average interest rate	-%	-%	8.25%	3.63%	-%	7.30%	6.13%

Total Fixed-Rate Debt	84,220	327,885	194,821	662,989	319,644	3,229,047	4,818,606	4,874,277

Variable:
Variable-rate debt	672,218	152,872	170,753	10,056	45,366	653,826	1,705,091	1,705,091
Weighted average interest rate (2)	6.68%	6.78%	6.28%	5.61%	6.37%	6.39%	6.52%

Tax-exempt	85,413	1,160	1,140	505	540	613,055	701,813	701,813
Weighted average interest rate (2)	3.12%	2.81%	3.00%	3.36%	3.36%	3.11%	3.11%

Bank revolving credit facility (1)	-	-	39,000	-	-	-	39,000	39,000
Weighted average interest rate (2)	-%	-%	4.89%	-%	-%	-%	4.89%

Total Variable-Rate Debt	757,631	154,032	210,893	10,561	45,906	1,266,881	2,445,904	2,445,904

Total Long-Term Debt	$841,851	$481,917	$405,714	$673,550	$365,550	$4,495,928	$7,264,510	$7,320,181

Weighted average interest rate	6.30%	6.86%	6.45%	5.55%	6.02%	5.71%	5.89%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of January 31, 2008.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2008.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security-Holders
On June 19, 2008, the Company held its annual meeting of shareholders. It was reported that 72,001,683 shares of Class A common stock representing 72,001,683 votes and 23,519,332.5 shares of Class B common stock representing 235,193,325 votes were represented in person or by proxy and that these shares represented a quorum. The matters presented to shareholders for vote and the vote on such matters were as follows:

		For	Withheld

1.	Election of the following nominated directors by Class A shareholders:
	Michael P. Esposito, Jr.	70,632,755	1,368,928
	Joan K. Shafran	56,939,310	15,062,373
	Louis Stokes	56,816,237	15,185,446
	Stan Ross	70,783,249	1,218,434

2.	Election of the following nominated directors by Class B shareholders:
	Albert B. Ratner	234,349,388	843,937
	Samuel H. Miller	234,349,388	843,937
	Charles A. Ratner	234,349,388	843,937
	James A. Ratner	234,349,388	843,937
	Jerry V. Jarrett	234,588,788	604,537
	Ronald A. Ratner	234,349,388	843,937
	Scott S. Cowen	234,836,808	356,517
	Brian J. Ratner	234,349,388	843,937
	Deborah Ratner Salzberg	234,349,388	843,937
	Bruce C. Ratner	234,349,388	843,937
	Deborah L. Harmon	234,929,128	264,197

					Broker
		For	Against	Absentions (b)	Non-Votes (c)

3.	Approval of the proposal to amend and restate the 1994 Stock Plan (a)	292,489,118	1,462,100	425,505	12,818,285

4.	Approval of the proposal to amend and restate the Executive Short-Term Incentive Plan (a)	292,995,589	958,581	422,553	12,818,285

5.	Approval of the proposal to amend and restate the Executive Long-Term Incentive Plan (a)	293,165,358	717,986	493,379	12,818,285

6.	Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the fiscal year ending January 31, 2009 (a)	306,951,677	117,478	125,853	-

(a)	The affirmative vote of a majority of the combined voting power of the outstanding shares of Class A common stock and Class B common stock of the Company present or represented at the meeting was required for approval or ratification.

(b)	Abstentions were counted as cast with respect to such proposal and had the same effect as votes against the proposal.

(c)	Broker non-votes were not counted as cast for or against any proposal.

Item 6. Exhibits

Exhibit
Number		Description of Document

3.1	—	Amended Articles of Incorporation adopted as of October 11, 1983, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 1983 (File No. 1-4372).

3.2	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 24, 1997, incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3 (Registration No. 333-41437).

3.3	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc. dated June 16, 1998, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61925).

3.4	—	Certificate of Amendment by Shareholders to the Articles of Incorporation of Forest City Enterprises, Inc., effective as of June 20, 2006, incorporated by reference to Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

3.5	—	Code of Regulations as amended June 15, 2006, incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

4.1	—	Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.2	—	Form of 7.625% Senior Note due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.3	—	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on February 10, 2004 (File No. 1-4372).

4.4	—	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.5	—	Indenture, dated as of October 10, 2006, between Forest City Enterprises, Inc., as issuer, and The Bank of New York Trust Company, N.A., as trustee, including, as Exhibit A thereto, the Form of 3.625% Puttable Equity-Linked Senior Note due 2011, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on October 16, 2006 (File No. 1-4372).

9.1	—	Voting Agreement, dated November 8, 2006, by and among Forest City Enterprises, Inc., RMS Limited Partnership, Powell Partners, Limited, Joseph M. Shafran and Bruce C. Ratner, incorporated by reference to Exhibit 9.1 to the Company’s Form 10-K for the year ended January 31, 2007 (File No. 1-4372).

+10.1	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.2	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, dated June 26, 1996, incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	—	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Brian J. Ratner and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.4	—	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Deborah Ratner-Salzberg and Forest City Enterprises, Inc., insuring the lives of Albert Ratner and Audrey Ratner, effective June 26, 1996, incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.5	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Horowitz (Ratner), dated November 2, 1996, incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.6	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.7	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.8	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.9	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.10	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Max Ratner 1988 Grandchildren’s Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.11	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.12	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.13	—	Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between Albert B. Ratner and James Ratner, Trustees under the Charles Ratner 1989 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the life of Charles Ratner, dated October 24, 1996, incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.14	—	Letter Supplement to Split Dollar Insurance Agreement and Assignment of Life Insurance Policy as Collateral between James Ratner and Albert Ratner, Trustees under the Charles Ratner 1992 Irrevocable Trust Agreement and Forest City Enterprises, Inc., insuring the lives of Charles Ratner and Ilana Ratner, effective November 2, 1996, incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.15	—	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.16	—	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.17	—	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.18	—	First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.19	—	Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.20	—	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.21	—	Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.22	—	First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.23	—	Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.24	—	Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.25	—	Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.26	—	Fifth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of March 26, 2008, incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.27	—	Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q for the quarter ended April 30, 2008 (File No. 1-4372).

+10.28	—	Summary of Forest City Enterprises, Inc. Management Incentive Plan as adopted in 1997, incorporated by reference to Exhibit 10.51 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372) (Replaced by Exhibit 10.62).

+10.29	—	Summary of Forest City Enterprises, Inc. Long-Term Performance Plan as adopted in 2000, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended July 31, 2001 (File No. 1-4372) (Replaced by Exhibit 10.62).

+10.30	—	Forest City Enterprises, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2005 (File No. 1-4372) (Replaced by Exhibit 10.62).

+10.31	—	Forest City Enterprises, Inc. Executive Bonus Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 30, 2005 (File No. 1-4372) (Replaced by Exhibit 10.61).

+10.32	—	Forest City Enterprises, Inc. Amended Board of Directors Compensation Policy, effective February 1, 2008, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.33	—	Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.34	—	Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.35	—	Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.36	—	Forest City Enterprises, Inc. 1994 Stock Plan, as Amended and Restated as of June 21, 2005, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held on June 21, 2005 (File No. 1-4372) (Replaced by Exhibit 10.60).

+10.37	—	Amendment No. 1 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year ended January 31, 2006 (File No. 1-4372) (Replaced by Exhibit 10.60).

+10.38	—	Amendment No. 2 to Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 21, 2005), incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed on May 3, 2007 (Registration No. 333-122172) (Replaced by Exhibit 10.60).

+10.39	—	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.40	—	First Amendment to Employment Agreement effective as of February 28, 2000 between Forest City Enterprises, Inc. and Albert B. Ratner, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K for the year ended January 31, 2000 (File No. 1-4372).

+10.41	—	Employment Agreement entered into on May 31, 1999, effective January 1, 1999, between Forest City Enterprises, Inc. and Samuel H. Miller, incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q for the quarter ended July 31, 1999 (File No. 1-4372).

+10.42	—	Deferred Compensation Agreement between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.43	—	Employment Agreement (re: death benefits) entered into on May 31, 1999, between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.44	—	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.45	—	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.46	—	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.47	—	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.48	—	Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.49	—	First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.50	—	Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

10.51	—	Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner, incorporated by reference to Exhibit 10.54 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

10.52	—	Amended and Restated Credit Agreement by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2007 (File No. 1-4372).

10.53	—	Additional Bank Assumption Agreement by and among The Bank of New York, Forest City Rental Properties Corporation, and KeyBank in its capacity as administrative agent under the Credit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2007 (File No. 1-4372).

10.54	—	Additional Bank Assumption Agreement by and among Wachovia Bank, N.A., Forest City Rental Properties Corporation, and KeyBank in its capacity as administrative agent under the Credit Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 20, 2007 (File No. 1-4372).

10.55	—	Exhibit A to the Amended and Restated Credit Agreement by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, revised as of December 20, 2007, further revised as of February 4, 2008 and further revised as of February 19, 2008, incorporated by reference to Exhibit 10.56 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

10.56	—	Amended and Restated Guaranty of Payment of Debt by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 12, 2007 (File No. 1-4372).

10.57	—	Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

+10.58	—	Separation Agreement, dated April 1, 2008, by and between Forest City Enterprises, Inc. and Thomas G. Smith, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2008 (File No. 1-4372).

+10.59	—	Consultant Agreement, dated May 12, 2008, by and between Forest City Enterprises, Inc. and Thomas G. Smith, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2008 (File No. 1-4372).

+10.60	—	Forest City Enterprises, Inc. 1994 Stock Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372) (Replaces Exhibits 10.36, 10.37 and 10.38).

+10.61	—	Forest City Enterprises, Inc. Executive Short-Term Incentive Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372) (Replaces Exhibit 10.31).

+10.62	—	Forest City Enterprises, Inc. Executive Long-Term Incentive Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372) (Replaces Exhibits 10.28, 10.29 and 10.30).

+10.63	—	Forest City Enterprises, Inc. Senior Management Short-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

Exhibit
Number		Description of Document

+10.64	—	Forest City Enterprises, Inc. Senior Management Long-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.65	—	Form of Forest City Enterprises, Inc. Performance Shares Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

*+10.66	—	Form of Forest City Enterprises, Inc. Nonqualified Stock Option Agreement for Nonemployee Directors.

*+10.67	—	Form of Forest City Enterprises, Inc. Restricted Shares Agreement for Nonemployee Directors.

*31.1	—	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	—	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)
Date: September 4, 2008	/S/ ROBERT G. O’BRIEN
	Name:	Robert G. O’Brien
	Title:	Executive Vice President and Chief Financial Officer

Date: September 4, 2008	/S/ LINDA M. KANE
	Name:	Linda M. Kane
	Title:	Senior Vice President, Chief Accounting and Administrative Officer

Exhibit Index

Exhibit
Number		Description of Document

10.66	—	Form of Forest City Enterprises, Inc. Nonqualified Stock Option Agreement for Nonemployee Directors.

10.67	—	Form of Forest City Enterprises, Inc. Restricted Shares Agreement for Nonemployee Directors.

31.1	—	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.