Form 10-Q
period 2008-10-31
FOREST CITY ENTERPRISES INC
filed 2008-12-09
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

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

Class	Outstanding at December 4, 2008

Class A Common Stock, $.33 1/3 par value	80,657,248 shares

Class B Common Stock, $.33 1/3 par value	22,798,375 shares

Forest City Enterprises, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31, 2008	January 31, 2008
	(Unaudited)
	(in thousands)

Assets
Real Estate
Completed rental properties	$8,006,522	$7,561,685
Projects under development	1,925,644	1,499,495
Land held for development or sale	194,873	155,524

Total Real Estate	10,127,039	9,216,704

Less accumulated depreciation	(1,382,020)	(1,244,391)

Real Estate, net	8,745,019	7,972,313

Cash and equivalents	164,677	254,434
Restricted cash	332,683	248,262
Notes and accounts receivable, net	417,357	419,090
Investments in and advances to affiliates	419,925	495,828
Other assets	869,160	829,998
Operating property assets held for sale	-	31,672

Total Assets	$10,948,821	$10,251,597

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$6,827,774	$6,338,610
Notes payable	169,936	143,874
Bank revolving credit facility	213,500	39,000
Senior and subordinated debt	871,900	886,900
Accounts payable and accrued expenses	1,116,920	1,015,844
Deferred income taxes	473,920	477,238
Liabilities of operating property held for sale	-	28,498

Total Liabilities	9,673,950	8,929,964

Minority Interest	372,804	349,517

Commitments and Contingencies	-	-

Company-Obligated Trust Preferred Securities	-	-

Shareholders’ Equity
Preferred stock - without par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 271,000,000 shares authorized, 80,076,130 and 78,237,993 shares issued and 80,075,668 and 78,201,673 shares outstanding, respectively	26,692	26,079
Class B, convertible, 56,000,000 shares authorized, 22,798,375 and 24,387,607 shares issued and outstanding, respectively; 26,257,961 issuable	7,599	8,129

	34,291	34,208
Additional paid-in capital	241,725	229,358
Retained earnings	690,942	782,871
Less treasury stock, at cost; 462 and 36,320 Class A shares, respectively	(9)	(1,665)

	966,949	1,044,772
Accumulated other comprehensive loss	(64,882)	(72,656)

Total Shareholders’ Equity	902,067	972,116

Total Liabilities and Shareholders’ Equity	$10,948,821	$10,251,597

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands, except per share data)

Revenues from real estate operations	$334,530	$333,626	$972,415	$889,577

Expenses
Operating expenses	200,857	201,274	594,623	547,052
Depreciation and amortization	65,443	54,414	202,290	169,942
Provision for decline in real estate	-	-	365	-

	266,300	255,688	797,278	716,994

Interest expense	(98,544)	(88,241)	(264,265)	(237,748)
Amortization of mortgage procurement costs	(2,944)	(3,568)	(9,051)	(8,971)
Gain (Loss) early extinguishment of debt	4,181	(4,719)	(1,050)	(8,903)

Interest and other income	6,789	17,544	28,077	52,366
Gain on disposition of other investments	-	172	150	603

Loss before income taxes	(22,288)	(874)	(71,002)	(30,070)

Income tax expense (benefit)
Current	(4,389)	(16,353)	(14,561)	(16,274)
Deferred	(7,025)	18,059	(12,709)	3,331

	(11,414)	1,706	(27,270)	(12,943)

Minority interest	(4,462)	(2,308)	(10,324)	(10,375)

Equity in earnings (loss) of unconsolidated entities	(3,198)	(6,526)	(18,422)	2,608

Loss from continuing operations	(18,534)	(11,414)	(72,478)	(24,894)

Discontinued operations, net of tax:
Operating earnings from rental properties	-	1,273	69	110
Gain (loss) on disposition of rental properties	-	(633)	5,294	64,604

	-	640	5,363	64,714

Net earnings (loss)	$(18,534)	$(10,774)	$(67,115)	$39,820

Basic and diluted earnings (loss) per common share
Loss from continuing operations	$(0.18)	$(0.11)	$(0.70)	$(0.24)
Earnings from discontinued operations, net of tax	-	-	0.05	0.62

Net earnings (loss)	$(0.18)	$(0.11)	$(0.65)	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended October 31,
	2008	2007
	(in thousands)

Net loss	$(18,534)	$(10,774)

Other comprehensive income, net of tax and minority interest:

Unrealized net gains (losses) on investment securities	(273)	21
Change in unrealized net losses on interest rate derivative contracts	(6,704)	(18,963)
Foreign currency translation adjustment	(960)	-

Other comprehensive loss, net of tax and minority interest	$(7,937)	$(18,942)

Comprehensive loss	$(26,471)	$(29,716)

	Nine Months Ended October 31,
	2008	2007
	(in thousands)

Net earnings (loss)	$(67,115)	$39,820

Other comprehensive income (loss), net of tax and minority interest:

Unrealized net losses on investment securities	(111)	(135)
Change in unrealized net gains (losses) on interest rate derivative contracts	8,845	(17,842)
Foreign currency translation adjustment	(960)	-

Other comprehensive income (loss), net of tax and minority interest	$7,774	$(17,977)

Comprehensive income (loss)	$(59,341)	$21,843

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Nine Months Ended October 31, 2008

Balances at January 31, 2008	78,238	$26,079	24,388	$8,129	$229,358	$782,871	36	$(1,665)	$(72,656)	$972,116
Net loss						(67,115)				(67,115)
Other comprehensive income, net of tax and minority interest									7,774	7,774
Dividends $.24 per share						(24,814)				(24,814)
Purchase of treasury stock							17	(651)		(651)
Conversion of Class B to Class A shares	1,590	530	(1,590)	(530)						-
Exercise of stock options	43	15			(1,189)		(53)	2,307		1,133
Restricted stock vested	77	26			(26)					-
Stock-based compensation					13,556					13,556
Conversion of Class A Common Units	128	42			3,736					3,778
Distribution of accumulated equity to minority partners					(3,710)					(3,710)

Balances at October 31, 2008	80,076	$26,692	22,798	$7,599	$241,725	$690,942	-	$(9)	$(64,882)	$902,067

Nine Months Ended October 31, 2007

Balances at January 31, 2007	76,693	$25,564	25,254	$8,418	$247,884	$762,062	65	$(3,449)	$(14,668)	$1,025,811
Cumulative effect of change in accounting for uncertainty in income taxes						245				245
Net Earnings						39,820				39,820
Other comprehensive income, net of tax and minority interest									(17,977)	(17,977)
Dividends $.23 per share						(23,621)				(23,621)
Purchase of treasury stock							50	(3,138)		(3,138)
Conversion of Class B to Class A shares	636	212	(636)	(212)						-
Exercise of stock options	455	152			6,910					7,062
Restricted stock granted out of treasury	(107)	(36)			(6,020)		(107)	6,056		-
Restricted stock vested	135	45			(45)					-
Stock-based compensation					13,571					13,571
Distribution of accumulated equity to minority partners					(41,202)					(41,202)

Balances at October 31, 2007	77,812	$25,937	24,618	$8,206	$221,098	$778,506	8	$(531)	$(32,645)	$1,000,571

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2008	2007
	(in thousands)
Net Earnings (Loss)	$(67,115)	$39,820
Depreciation and amortization	202,290	169,942
Provision for decline in real estate	365	-
Amortization of mortgage procurement costs	9,051	8,971
(Gain) loss on early extinguishment of debt, net of cash prepayment penalties	(4,434)	8,903
Gain on disposition of other investments	(150)	(603)
Deferred income tax expense (benefit)	(12,709)	3,331
Minority interest	10,324	10,375
Equity in (earnings) loss of unconsolidated entities	18,422	(2,608)
Cash distributions from operations of unconsolidated entities	40,317	23,163
Other income - net gain on sale of an ownership interest in parking management company (2008) and net gain on sale of development project (2007)	(3,350)	(17,830)
Stock-based compensation	7,016	7,924
Amortization and mark-to-market adjustments of derivative instruments	17,268	1,411
Write-off of abandoned development projects	41,452	9,419
Discontinued operations:
Depreciation and amortization	95	1,941
Amortization of mortgage procurement costs	11	80
Loss on early extinguishment of debt	-	363
Gain on disposition of operating properties	(8,627)	(105,287)
Deferred income tax expense	4,496	15,485
Cost of sales of land included in projects under development or completed rental properties	13,076	21,397
Increase in land held for development or sale	(17,164)	(27,473)
Decrease (increase) in notes and accounts receivable	20,567	(12,916)
Decrease in other assets	4,468	11,248
Decrease (increase) in restricted cash used for operating purposes	538	(13,089)
Decrease in accounts payable and accrued expenses	(45,763)	(37,316)

Net cash provided by operating activities	230,444	116,651

Cash Flows from Investing Activities
Capital expenditures, including real estate acquisitions	(822,844)	(992,538)
Payment of lease procurement costs and other assets, net	(60,261)	(72,675)
(Increase) decrease in restricted cash used for investing purposes	(123,872)	89,927
Proceeds from disposition of rental properties and other investments	15,309	290,692
Increase in investments in and advances to affiliates	(41,936)	(68,461)

Net cash used in investing activities	(1,033,604)	(753,055)

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt	1,052,737	1,643,003
Principal payments on nonrecourse mortgage debt	(533,383)	(784,271)
Proceeds from notes payable	55,098	57,876
Payments on notes payable	(30,924)	(65,913)
Borrowings on bank revolving credit facility	462,500	465,000
Payments on bank revolving credit facility	(288,000)	(465,000)
Purchase of Puttable Equity-Linked Senior Notes	(10,571)	-
Change in restricted cash and book overdrafts	43,993	(5,937)
Payment of deferred financing costs	(31,859)	(32,033)
Purchase of treasury stock	(651)	(3,138)
Exercise of stock options	1,133	7,062
Distributions of accumulated equity to minority partners	(3,710)	(41,202)
Dividends paid to shareholders	(24,742)	(22,558)
Increase (decrease) in minority interest	21,782	(33,263)

Net cash provided by financing activities	713,403	719,626

Net (decrease) increase in cash and equivalents	(89,757)	83,222

Cash and equivalents at beginning of period	254,434	254,213

Cash and equivalents at end of period	$164,677	$337,435

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures Table
The table below represents the effect of the following non-cash transactions for the nine months ended October 31, 2008 and 2007:

	Nine Months Ended October 31,
	2008	2007
	(in thousands)
Operating Activities
(Increase) decrease in land held for development or sale (1)(7)(8)(11)	$(31,058)	$9,297
Increase in notes and accounts receivable (1)(2)(3)(6)	(693)	(39,118)
Increase in other assets (1)(2)(3)(6)	(47,012)	(66,777)
Increase in restricted cash (1)(2)(6)	(74)	(2,486)
Increase in accounts payable and accrued expenses (1)(2)(3)(6)(8)(11)	115,873	118,073

Total effect on operating activities	$37,036	$18,989

Investing Activities
Increase in projects under development (1)(7)(8)(9)	$(108,543)	$(29,687)
Decrease (increase) in completed rental properties (1)(2)(3)(5)(6)(7)10)	29,783	(56,662)
Increase in restricted cash (1)(2)	(244)	(16)
Non-cash proceeds from disposition of properties (4)	26,119	77,960
Decrease (increase) in investments in and advances to affiliates (1)(2)	31,836	(3,915)

Total effect on investing activities	$(21,049)	$(12,320)

Financing Activities
Decrease in nonrecourse mortgage debt (1)(2)(3)(4)(6)(10)	$(15,360)	$(9,841)
Increase in restricted cash (2)	-	(1,412)
Increase in Class A common stock (5)	42	-
Increase in additional paid-in capital (5)(9)	10,276	5,647
Decrease in minority interest (1)(5)(6)	(10,873)	-
Dividends declared but not yet paid	(72)	(1,063)

Total effect on financing activities	$(15,987)	$(6,669)

(1)	Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event as described in FIN No. 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), for Gladden Forest in the Land Development Group and Shops at Wiregrass, a retail development project in the Commercial Group, during the nine months ended October 31, 2008, and Oceanpointe Towers apartments in the Residential Group during the nine months ended October 31, 2007.

(2)	Change to full consolidation method of accounting from equity method due to the acquisition of partners’ interest in Village Center apartment community during the nine months ended October 31, 2008 and in Midtown Towers, Sterling Glen of Glen Cove and Sterling Glen of Great Neck apartments during the nine months ended October 31, 2007 in the Residential Group.

(3)	Amounts related to purchase price allocations in the Commercial Group during the nine months ended October 31, 2008 for the following office buildings: New York Times, Twelve MetroTech Center, Commerce Court, Colorado Studios and Richmond Office Park, and during the nine months ended October 31, 2007 for the New York portfolio transaction that closed in November 2006 and Galleria at Sunset Mall.

(4)	Assumption of nonrecourse mortgage debt by the buyer upon sale of Sterling Glen of Lynbrook during the nine months ended October 31, 2008 and Sterling Glen of Bayshore and Sterling Glen of Roslyn, a development project, during the nine months ended October 31, 2007 in the Residential Group.

(5)	Exchange of the Class A Common Units during the nine months ended October 31, 2008 (see Note M).

(6)	Acquisition of minority ownership interests in two entities in exchange for the Company’s majority ownership interests in seventeen single-tenant pharmacy properties during the nine months ended October 31, 2008 (see Note M).

(7)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under development or completed rental properties to land held for sale.

(8)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(9)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(10)	Assumption of nonrecourse mortgage debt due to acquisition of properties in the Commercial Group during the nine months ended October 31, 2007.

(11)	Exercise of the option to purchase a piece of land in Prosper, Texas that was deconsolidated during the nine months ended October 31, 2007 due to a triggering event as described in FIN No. 46(R).
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
In March 2007, management approved a plan to demolish two buildings owned by the Company adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007, which resulted in approximately $7,837,000 of accelerated depreciation expense reflected in the Consolidated Statements of Operations during the nine months ended October 31, 2007.
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
Capitalized Software Costs
Costs related to software developed or obtained for internal use are capitalized pursuant to Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and amortized using the straight-line method over their estimated useful life, which is primarily three years. The Company capitalizes significant costs incurred in the acquisition or development of software for internal use, including the costs of the software, materials, consultants, interest and payroll and payroll-related costs for employees directly involved in developing internal-use computer software once final selection of the software is made. Costs incurred prior to the final selection of software, costs not qualifying for capitalization and routine maintenance costs are charged to expense as incurred.
At October 31 and January 31, 2008, the Company has capitalized $20,015,000 and $26,840,000, respectively, of software costs net of accumulated amortization of $20,296,000 and $11,393,000, respectively. Total amortization of capitalized software costs amounted to $3,000,000 and $9,053,000 for the three and nine months ended October 31, 2008, respectively, and $3,251,000 and $6,599,000 for the three and nine months ended October 31, 2007, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Military Housing Fee Revenues
Revenues for development fees related to the Company’s military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. The Company also recognizes additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Revenues of $16,792,000 and $55,500,000 were recognized during the three and nine months ended October 31, 2008, respectively, and $25,826,000 and $34,003,000 during the three and nine months ended October 31, 2007, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues related to construction management fees are earned based on the cost of each construction contract. The Company also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contract. Revenues of $3,172,000 and $11,022,000 were recognized during the three and nine months ended October 31, 2008, respectively, and $3,037,000 and $7,062,000 during the three and nine months ended October 31, 2007, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Property management and asset management fee revenues are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. The Company also recognizes certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreement. Property management and asset management fees of $3,741,000 and $10,683,000 were recognized during the three and nine months ended October  31, 2008, respectively, and $5,287,000 and $6,206,000 during the three and nine months ended October 31, 2007, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
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
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. During the three and nine months ended October 31, 2008, the Company recognized income related to tax credits of $1,562,000 and $4,544,000, respectively, which were recorded in interest and other income in its Consolidated Statements of Operations. During the three and nine months ended October 31, 2007, the Company recognized income related to tax credits of $888,000 and $2,664,000, respectively, which were recorded in interest and other income in its Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Distribution of Accumulated Equity to Minority Partners
Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are reported as a reduction of additional paid-in capital in the Consolidated Statements of Shareholders’ Equity. During the nine months ended October 31, 2008, the Company refinanced Nine MetroTech Center North, an office building located in Brooklyn, New York. Of the total nonrecourse refinancing proceeds distributed to its minority partner in this property during the nine months ended October 31, 2008, $3,710,000 was in excess of its minority partner’s book capital account. During the nine months ended October 31, 2007, the Company refinanced New York Times, an office building located in Manhattan, New York, Eleven MetroTech Center and Fifteen MetroTech Center, office buildings located in Brooklyn, New York, Promenade in Temecula, a regional mall located in Temecula, California and Columbia Park Center, a specialty retail center located in North Bergen, New Jersey. Of the total nonrecourse refinancing proceeds distributed to the Company’s minority partners in these five properties during the nine months ended October 31, 2007, $41,202,000 was in excess of the minority partners’ book capital accounts.
Accumulated Other Comprehensive Loss
Net unrealized gains or losses on securities are included in accumulated other comprehensive income (loss) (“OCI”) and represent the difference between the market value of investments in unaffiliated companies that are available-for-sale at the balance sheet date and the Company’s cost. Another component of accumulated OCI is foreign currency translation adjustments related to the Company’s London, England operations whose functional currency is the British pound. The assets and liabilities related to these operations are translated into U.S. dollars at current exchange rates; revenues and expenses are translated at average exchange rates. Also included in accumulated OCI is the Company’s portion of the unrealized gains and losses on the effective portions of derivative instruments designated and qualifying as cash flow hedges. The following table summarizes the components of accumulated OCI included within the Company’s Consolidated Balance Sheets.

	October 31, 2008	January 31, 2008
	(in thousands)

Unrealized gains (losses) on securities	$(119)	$91
Unrealized loss on foreign currency translation	(1,564)	-
Unrealized losses on interest rate contracts	(104,522)	(119,953)

	(106,205)	(119,862)

Minority interest and income tax benefit	(41,323)	(47,206)

Accumulated Other Comprehensive Loss	$(64,882)	$(72,656)

Accounting for Derivative Instruments and Hedging Activities
During the three and nine months ended October 31, 2008, the Company recorded interest expense of $457,000 and $482,000, respectively, in the Consolidated Statements of Operations, representing the total ineffectiveness of all cash flow hedges. During the three and nine months ended October 31, 2007, the Company recorded interest expense of $188,000 and $136,000, respectively, in the Consolidated Statements of Operations, representing the total ineffectiveness of all cash flow hedges. For the three and nine months ended October 31, 2008 and 2007, the amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was not material. The amount of derivative gains (losses) reclassified into earnings from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was ($131,000) for the three and nine months ended October 31, 2008, and $-0- and $50,000 for the three and nine months ended October 31, 2007, respectively. As of October 31, 2008, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $18,677,000, net of tax.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The Company entered into various forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward hedge associated with that financing. The table below lists the forward swaps outstanding as of October 31, 2008 (in thousands):
Forward Swaps

Property Accounted for
	Fully Consolidated		under the Equity Method
	Properties (1)		of Accounting (2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate

2009	$-	-	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-
(1)	As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, the Company’s portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap is marked to market through earnings on a quarterly basis. The Company recorded $2,058 and $(75) as an increase in (reduction of) interest expense related to this forward swap in its Consolidated Statements of Operations for the three and nine months ended October 31, 2008, respectively, and $3,134 and $1,684 for the three and nine months ended October 31, 2007, respectively.
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally based on the Security Industry and Financial Markets Association (“SIFMA”) rate. At October 31, 2008, the SIFMA rate is 1.82%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At October 31, 2008, the aggregate notional amount of TRS in which the Company and/or the Joint Ventures have an interest is approximately $476,195,000 (which includes the TRS on the $20,400,000 redevelopment bonds (refer to Note D – Senior and Subordinated Debt)). The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. In addition, at October 31, 2008, the Company held an interest in a TRS on a taxable variable rate borrowing with a notional amount of $25,000,000. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note F – Fair Value Measurements).
In addition, in May 2004 Stapleton Land, LLC, a consolidated subsidiary, entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the Other Structured Financing Arrangements section of Note E). Stapleton Land, LLC is entitled to receive a fee upon removal of the DURA bonds from the trust. The purchase obligation and fee have been accounted for as a derivative with changes in fair value recorded through earnings. During the nine months ended October 31, 2008, $100,000,000 of the DURA bonds were remarketed and Stapleton Land, LLC received $13,838,000 in cash, which represented the portion of the fee related to the remarketed bonds and was recorded as a reduction of the asset’s carrying value. During the three months ended October 31, 2008, Lehman Brothers, Inc. (“Lehman”), the third party obligated to pay the purchase obligation and fee to the Company, filed for bankruptcy. As a result, the Company has reassessed the collectibility of the purchase obligation and fee and has decreased the fair value to $-0-, resulting in an increase to operating expenses in the Consolidated Statements of Operations of $13,816,000 for the three months ended October 31, 2008. The fair value at January 31, 2008 of $23,108,000 is recorded in other assets in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The Company estimates the fair value of its hedging instruments based on interest rate market and bond pricing models. At October 31 and January 31, 2008, interest rate caps and swaptions were reported at fair value of approximately $4,496,000 and $209,000, respectively, in other assets in the Consolidated Balance Sheets. At October 31 and January 31, 2008, interest rate swap agreements and TRS, which had a positive fair value of approximately $2,581,000 and $3,019,000, respectively, were included in other assets in the Consolidated Balance Sheets. At October 31 and January 31, 2008, interest rate swap agreements and TRS, which had a negative fair value of approximately $126,935,000 and $109,232,000, respectively, (which includes the forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
Variable Interest Entities
As of October 31, 2008, the Company determined that it is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”) of 33 VIEs representing 22 properties (20 VIEs representing 10 properties in Residential Group, 11 VIEs representing 10 properties in Commercial Group and 2 VIEs/properties in Land Development Group). As of October 31, 2008, the Company held variable interests in 42 VIEs for which it is not the primary beneficiary. As of October 31, 2008, the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated VIEs is limited to its recorded investments in those VIEs totaling approximately $101,000,000. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and the Nets.
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE that holds collateralized borrowings of $29,000,000 (see Note D – Senior and Subordinated Debt) as of October 31, 2008.
New Accounting Standards
In November 2008, the FASB voted on the effective date and other amendments of Proposed FASB Staff Position (“FSP”) No. FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP will require additional disclosures about transfers of financial assets and involvement with variable interest entities. This statement is expected to be issued in December 2008 and will be effective for all reporting periods ending after December 15, 2008 and will require additional disclosures in the Company’s Form 10-K for the year ending January 31, 2009.
Previously, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this statement for its financial assets and liabilities on February 1, 2008 (see Note F – Fair Value Measurements).
In October 2008, FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS No. 157-3”), which clarifies the application of SFAS No. 157. FSP FAS No. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this standard as of October 31, 2008 did not have a material impact on the Company’s consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: an Amendment of SFAS No. 133 and FIN No. 45; and Clarification of the Effective Date of SFAS No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how credit derivatives and any hybrid instruments affect an entity’s financial position, financial performance and cash flows. FSP SFAS 133-1 and FIN 45-4 also expands the disclosure requirements of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” by requiring the seller of a credit derivative to disclose the current status of the payment/performance risk of the guarantee. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after November 15, 2008. The Company is currently assessing the impact FSP No. 133-1 and FIN 45-4 will have on its consolidated financial statement disclosures.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that FSP EITF 03-6-1 will have on its consolidated financial statements and results of operations for the share-based payment programs currently in place.
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
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This statement will change the accounting treatment for the Company’s 3.625% Puttable Equity-Linked Senior Notes due October 2011, which were issued in October 2006. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, the Company expects to record additional capitalized interest based on its qualifying expenditures on its development projects. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The impact of the retrospective application of FSP APB 14-1 is expected to result in additional non-cash interest expense of approximately $1,500,000 (net of capitalized interest on the Company’s qualifying expenditures) for the year ended January 31, 2009.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently assessing the impact SFAS No. 161 will have on its consolidated financial statement disclosures.
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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	October 31,	January 31,
	2008	2008
	(in thousands)

Members’ and partners’ equity, as below	$669,911	$741,871
Equity of other members and partners	524,689	553,842

Company’s investment in partnerships	145,222	188,029
Advances to and on behalf of other affiliates	274,703	307,799

Total Investments in and Advances to Affiliates	$419,925	$495,828

Summarized financial information (at 100%) for the equity method investments is as follows:

	(Combined 100%)
	October 31,	January 31,
	2008	2008
	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$3,587,094	$2,989,525
Projects under development	1,364,408	1,271,998
Land held for development or sale	266,575	265,943

Total Real Estate	5,218,077	4,527,466

Less accumulated depreciation	(657,601)	(606,961)

Real Estate, net	4,560,476	3,920,505

Restricted cash - military housing bond funds	928,422	1,264,941
Other restricted cash	261,294	339,200
Other assets	502,947	409,973

Total Assets	$6,253,139	$5,934,619

Mortgage debt, nonrecourse	$4,664,014	$4,486,786
Other liabilities	919,214	705,962
Members’ and partners’ equity	669,911	741,871

Total Liabilities and Members’/Partners’ Equity	$6,253,139	$5,934,619

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Investments in and Advances to Affiliates (continued)

	(Combined 100%)		(Combined 100%)
	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operations:
Revenues	$223,276	$191,637	$717,424	$642,774
Operating expenses	(157,859)	(135,392)	(527,215)	(446,394)
Interest expense including early extinguishment of debt	(57,104)	(57,610)	(172,266)	(159,955)
Provision for decline in real estate (1)	-	-	(45,348)	-
Depreciation and amortization	(27,893)	(28,002)	(106,253)	(103,001)
Interest and other income including preferred return on disposition	13,646	16,938	45,456	45,479

Earnings (loss) from continuing operations	(5,934)	(12,429)	(88,202)	(21,097)

Discontinued operations:
Gain on disposition of rental properties (2)	400	-	3,470	4,212
Income (loss) from discontinued operations	78	148	(21)	968

Discontinued operations subtotal	478	148	3,449	5,180

Net earnings (loss) (pre-tax)	$(5,456)	$(12,281)	$(84,753)	$(15,917)

Company’s portion of net earnings (loss) (pre-tax)	$(3,198)	$(6,526)	$(18,422)	$2,608

(1)	The following table shows the detail of the provision for decline in real estate for equity method investments:

		Nine Months Ended October 31,
		2008	2007
		(in thousands)

Navy Midwest (Military Housing Project) (a)	(Chicago, Illinois)	$30,000	$-
Mercury (Condominium)	(Los Angeles, California)	12,006	-
El Centro Mall (Specialty Retail Center)	(El Centro, California)	3,342	-

Total provision for decline for equity method properties		$45,348	$-

Company’s portion of provision for decline in real estate for equity method properties		$5,661	$-

(a) Amount relates to impairment of land located in Puerto Rico held by Navy Midwest.

(2)	The following table shows the detail of gain on disposition of rental properties that were held by equity method investments:

		Three Months Ended October 31,		Nine Months Ended October 31,
		2008	2007	2008	2007
		(in thousands)		(in thousands)
One International Place (Office Building)	(Cleveland, Ohio)	$-	$-	$3,070	$-
Emery-Richmond (Office Building)	(Warrensville Heights, Ohio)	400	-	400	-
White Acres (Apartments)	(Richmond Heights, Ohio)	-	-	-	4,212

Total gain on disposition for equity method rental properties		$400	$-	$3,470	$4,212

Company’s portion of gain on disposition of equity method rental properties		$200	$-	$1,081	$2,106

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Investments in and Advances to Affiliates (continued)
Included in the amounts above are the following amounts for the three and nine months ended October 31, 2008 and 2007 related to the Company’s investment in an entity that is reported in the Nets segment. This entity primarily reports on the operations of the New Jersey Nets basketball team, a franchise of the National Basketball Association, in which the Company has been an equity method investor since August 16, 2004. Summarized financial information for this equity method investment is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Operations:
Revenues and interest income	$2,050	$2,683	$59,567	$60,289
Operating expenses	(13,279)	(12,729)	(80,427)	(79,826)
Interest expense	(1,373)	(2,830)	(4,913)	(7,294)
Depreciation and amortization	(160)	(377)	(24,230)	(24,746)

Net loss (pre-tax)	$(12,762)	$(13,253)	$(50,003)	$(51,577)

Company’s portion of net loss (pre-tax)	$(9,681)	$(9,277)	$(30,817)	$(13,286)

C. Bank Revolving Credit Facility
At October 31 and January 31, 2008, the Company’s bank revolving credit facility, as most recently amended on September 10, 2008 for technical clarifications, provides for maximum borrowings of $750,000,000 and matures in March 2010. The facility bears interest at the Company’s option at either (1) a LIBOR-based rate plus 1.45% (5.11% and 4.89% at October 31 and January 31, 2008, respectively), or (2) a Prime-based rate plus .50%. The Company has historically elected the LIBOR-based rate option. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, specified levels of net worth (as defined in the credit facility) and a dividend and stock repurchase limitation of $40,000,000 per annual period. At October 31, 2008, the Company was in compliance with all of these financial covenants.
Available credit on the bank revolving credit facility at October 31 and January 31, 2008 was as follows:

	October 31, 2008	January 31, 2008
	(in thousands)

Maximum borrowings	$750,000	$750,000
Less outstanding balances:
Borrowings	213,500	39,000
Letters of credit	93,855	71,802
Surety bonds	-	-

Available credit	$442,645	$639,198

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at October 31 and January 31, 2008:

	October 31, 2008	January 31, 2008
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$272,500	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	822,500	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	20,400	20,400
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	49,400	49,400

Total Senior and Subordinated Debt	$871,900	$886,900

Puttable Equity-Linked Senior Notes
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of the Company’s Class A common stock, to repay the outstanding balance of $190,000,000 under the bank revolving credit facility (see Note C – Bank Revolving Credit Facility) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. The Company may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
During the three months ended October 31, 2008, the Company purchased, on the open market, $15,000,000, in principal, of its puttable equity-linked senior notes for $10,571,000 in cash, resulting in a gain, net of associated deferred financing costs, of $4,181,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D. Senior and Subordinated Debt (continued)
The Company entered into a registration rights agreement that required a shelf registration statement to be filed within 90 days and declared effective under the Securities Act of 1933, as amended (“Securities Act”) within 180 days after October 10, 2006. The Company filed an immediately effective shelf registration statement under the Securities Act for the resale of the notes and the Class A common stock issuable upon the Company’s exercise of the net share settlement option on January 4, 2007. The Company was required to use its best efforts to keep the shelf registration statement effective until the earliest of: (1) the date all of the registrable securities have been sold pursuant to the shelf registration statement; (2) the expiration of the holding period under Rule 144(k) under the Securities Act, or any successor provision; or (3) two years from the date the shelf registration statement is declared effective. As the Rule 144 holding period has been satisfied, the Company is no longer required to keep the shelf registration statement effective.
Concurrent with the issuance of the notes, the Company purchased a call option on its Class A common stock in a private transaction. The purchased call option allows the Company to receive shares of its Class A common stock and/or cash from counterparties equal to the amounts of Class A common stock and/or cash related to the excess put value that it would pay to the holders of the notes if put to the Company. These purchased call options will terminate upon the earlier of the maturity date of the notes or the first day all of the notes are no longer outstanding due to a put or otherwise. The purchased call options, which cost an aggregate $45,885,000 ($28,155,000 net of the related tax benefit), were recorded net of tax as a reduction of shareholders’ equity through additional paid-in capital during the year ended January 31, 2007. In a separate transaction, the Company sold warrants to issue shares of the Company’s Class A common stock at an exercise price of $74.35 per share in a private transaction. If the average price of the Company’s Class A common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of the Company’s Class A common stock. Proceeds received from the issuance of the warrants totaled approximately $28,923,000 and were recorded as an addition to shareholders’ equity through additional paid-in capital during the year ended January 31, 2007.
Other Senior Notes
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under a shelf registration statement. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in years thereafter.
On January 25, 2005, the Company issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering under a shelf registration statement. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by the Company at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter.
On February 10, 2004, the Company issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering under a shelf registration statement. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.
The Company’s senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to the bank revolving credit facility and all existing and future secured indebtedness and other liabilities of the Company’s subsidiaries to the extent of the value of the collateral securing such other debt. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D. Senior and Subordinated Debt (continued)
Subordinated Debt
In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. The Company has entered into a TRS for the benefit of these bonds that expires on September 15, 2009. Under this TRS, the Company receives a rate of 8.25% and pays the SIFMA rate plus a spread (0.90% through the expiration date). Interest on the bonds is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
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
E. Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. The Company recorded $164,000 and $488,000 of interest income related to this arrangement in the Consolidated Statements of Operations for the three and nine months ended October 31, 2008, respectively, and $164,000 and $558,000 for the three and nine months ended October 31, 2007, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. The Company does not have any rights or obligations to acquire the Senior Subordinate Bonds under this agreement. At October 31, 2008, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 ($44,000,000 at January 31, 2008) of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a TRS with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays SIFMA plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. During the three months ended October 31, 2008, a consolidated subsidiary of the Company purchased $10,000,000 of the Converted Bonds from one of the investment banks. As a result, on September 12, 2008, a

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E. Financing Arrangements (continued)
$10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheet. The Converted Bonds are available for sale. The fair value of the Converted Bonds was $58,000,000 and $44,000,000, respectively, at October 31, 2008 and January 31, 2008. In connection with the Senior Subordinate Bonds agreement described above and the TRS contracts related to $44,000,000 of the converted bonds, Stapleton Land II, LLC has provided certain notes receivable owned by the Company as collateral aggregating $18,000,000 as of October 31, 2008. The Company recorded net interest income of $640,000 and $2,376,000, related to the TRS in the Consolidated Statements of Operations for the three and nine months ended October 31, 2008, respectively, and $386,000 and $946,000 for the three and nine months ended October 31, 2007, respectively.
Other Structured Financing Arrangements
In May 2004, Lehman purchased $200,000,000 in tax increment revenue bonds issued by the DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with Lehman to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC is entitled to receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index, less all fees and expenses due to Lehman (collectively, the “Fee”). On July 1, 2008, $100,000,000 of the DURA bonds were remarketed. On July 15, 2008, Stapleton Land, LLC was paid $13,838,000 of the fee, which represented the fee earned on the remarketed DURA bonds. As of October 31, 2008, $100,000,000 of the DURA bonds have not been repurchased or remarketed.
The Company has concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN No. 46(R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The Fee has been accounted for as a derivative with changes in fair value recorded through earnings (see Note F – Fair Value Measurements). During the three months ended October 31, 2008, Lehman, the third party obligated to pay the Fee to the Company, filed for bankruptcy. As a result, the Company has reassessed the collectibility of the Fee and has decreased the fair value of the Fee to $-0-, resulting in an increase to operating expenses in the Consolidated Statements of Operations of $13,816,000 for the three months ended October 31, 2008. The fair value of the Fee of $23,108,000 at January 31, 2008 is recorded in other assets in the Consolidated Balance Sheets. The Company recorded interest income of $-0- and $4,546,000 related to the change in fair value of the Fee in the Consolidated Statements of Operations for the three and nine months ended October 31, 2008, respectively, and $1,204,000 and $5,463,000 for the three and nine months ended October 31, 2007, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $15,285,000 of this commitment as of October 31, 2008.
F. Fair Value Measurements
The Company adopted SFAS No. 157 on February 1, 2008 for its financial assets and liabilities. The Company determined the financial assets and liabilities subject to SFAS No. 157 were interest rate caps and swaptions, interest rate swap agreements (including forward swaps), TRS, borrowings subject to TRS and the DURA Fee (refer to the Accounting for Derivative Instruments and Hedging Activities section of Note A).
Fair Value Hierarchy
SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs). In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:
•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and
•	Level 3 – Prices or valuations that require inputs that are unobservable.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F. Fair Value Measurements (continued)
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments, which includes the interest rate caps and swaptions and interest rate swap agreements (including forward swaps), based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of October 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its hedging instruments. As a result, the Company has determined that its hedging instruments valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures, such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At October 31, 2008, TRS borrowings subject to fair value adjustments are approximately $501,195,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy. To determine the fair value of the DURA Fee, the Company uses observable and unobservable measures such as the underlying tax revenue to support future bonding capacity of the DURA, credit spreads, movements in variable interest rates, the period remaining before the remarketing date and management’s estimates of the likelihood of remarketing the underlying bonds. Additionally, the Company compares its estimate of fair value to an independent calculation by the counterparty. The Company has determined its fair value estimate of the DURA Fee is classified in Level 3 of the fair value hierarchy. During the three months ended October 31, 2008, Lehman, the third party obligated to pay the Fee to the Company, filed for bankruptcy. As a result, the Company has reassessed the collectibility of the Fee and has decreased the fair value of the Fee to $-0- at October 31, 2008.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F. Fair Value Measurements (continued)
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps, interest rate swap agreements with a positive fair value, TRS with a positive fair value and the DURA Fee and are included in other assets. The Company’s financial liabilities consist of interest rate swap agreements with a negative fair value (which includes the forward swaps) and TRS with a negative fair value included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt, nonrecourse. The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at October 31, 2008
	Level 1	Level 2	Level 3	Total
		(in thousands)

Interest rate caps	$-	$4,496	$-	$4,496
Interest rate swap agreements (positive fair value)	-	2,543	-	2,543
TRS (positive fair value)	-	-	38	38
Interest rate swap agreements (negative fair value)	-	(91,969)	-	(91,969)
TRS (negative fair value)	-	-	(34,966)	(34,966)
Fair value adjustment to the borrowings subject to TRS	-	-	28,151	28,151

Total	$-	$(84,930)	$(6,777)	$(91,707)

The table below presents a reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended October 31, 2008.

	Fair Value Measurements
	Nine Months Ended October 31, 2008
		Fair value
		adjustment
	Net	to the borrowings	Total TRS	DURA
	TRS	subject to TRS	Related	Fee
		(in thousands)

Balance, February 1, 2008	$(2,866)	$(934)	$(3,800)	$23,108
Total realized and unrealized gains (losses):
Included in earnings	(32,062)	29,085	(2,977)	(9,270	) (1)
Included in other comprehensive income	-	-	-	-
Purchases, issuances and settlements	-	-	-	(13,838)

Balance, October 31, 2008	$(34,928)	$28,151	$(6,777)	$-

(1)	Includes $4,546 of income earned during the nine months ended October 31, 2008, net of $13,816 reduction in fair value of the Fee recorded during the nine months ended October 31, 2008 as an increase in operating expenses.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Stock-Based Compensation
In June 2008, the shareholders approved amendments to the Company’s 1994 Stock Plan to allow the granting of performance shares, increase the aggregate maximum number of shares that may be issued by 1,000,000 to 12,750,000 and increase the maximum number of restricted stock and performance shares that may be issued by 2,000,000 to 2,500,000.
Performance shares may be granted to selected executives and the vesting of the shares is contingent upon meeting management objectives established by the Compensation Committee of the Board of Directors. The management objectives may be company-wide or business unit performance goals that must be met within a performance period of at least one year. Performance shares will generally be granted at target levels and the ultimate number of shares earned will depend upon the degree that performance goals are met at the end of the performance period. The fair value of performance shares is based on the closing price of the underlying stock on the date of grant and recorded as stock-based compensation cost over the performance period. If the performance goals are not met or are below target, then any related recognized compensation costs will be reversed. If the performance goals are exceeded, additional compensation costs will be recorded, as applicable, up to the maximum specified in the grant.
There were no grants of stock-based compensation during the three months ended October 31, 2008. During the nine months ended October 31, 2008, the Company granted 430,874 stock options, 320,777 shares of restricted stock and 172,609 performance shares under the Company’s 1994 Stock Plan. The stock options had a weighted-average grant-date fair value of $10.11 per option, which was computed using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected term of 5.5 years, expected volatility of 22.97%, risk-free interest rate of 3.73% and expected dividend yield of .54%. The weighted-average exercise price of the options is $36.46, which represents the closing price of the underlying stock on the respective dates of grant. The restricted stock had a weighted-average grant-date fair value of $36.51 per share, which represents the closing price of the stock on the respective dates of grant. The performance shares had a grant-date fair value of $36.38 which was the closing price of the underlying stock on the date of grant.
At October 31, 2008, there was $16,454,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.33 years, $16,714,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.90 years and $5,566,000 of unrecognized compensation cost related to performance shares that is expected to be recognized over a weighted-average period of 3.25 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Stock option costs	$2,318	$2,308	$7,456	$8,837
Restricted stock costs	1,743	1,549	5,386	4,734
Performance share costs	428	-	714	-

Total stock-based compensation costs	4,489	3,857	13,556	13,571
Less amount capitalized into qualifying real estate projects	(2,421)	(2,010)	(6,540)	(5,647)

Amount charged to operating expenses	2,068	1,847	7,016	7,924
Depreciation expense on capitalized stock-based compensation	61	19	184	58

Total stock-based compensation expense	$2,129	$1,866	$7,200	$7,982

Deferred income tax benefit	$687	$583	$2,350	$2,624

SFAS No. 123(R) “Share-Based Payment” requires the immediate recognition of stock-based compensation costs for awards granted to retirement-eligible grantees. The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the nine months ended October 31, 2008 and 2007 was $1,298,000 and $2,152,000, respectively.
In connection with the vesting of restricted stock during the nine months ended October 31, 2008 and 2007, the Company repurchased into treasury 17,355 shares and 50,186 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $651,000 and $3,138,000, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H. Income Taxes
Income tax expense (benefit) for the three months ended October 31, 2008 and 2007 was $(11,414,000) and $1,706,000, respectively. Income tax benefit for the nine months ended October 31, 2008 and 2007 was $(27,270,000) and $(12,943,000), respectively. The difference in the income tax expense or benefit reflected in the Consolidated Statements of Operations versus the income tax expense or benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to the Company’s charitable contribution and state NOL valuation allowances based upon management’s assessment of the Company’s ability to utilize such deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
At January 31, 2008, the Company had a net operating loss carryforward for tax purposes of $64,589,000 (generated primarily from the impact on the Company’s net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2028, a charitable contribution deduction carryforward of $40,676,000 that will expire in the years ending January 31, 2009 through January 31, 2013 ($7,111,000 expiring in the year ended January 31, 2009), general business credit carryovers of $13,866,000 that will expire in the years ending January 31, 2009 through January 31, 2028 ($39,000 expiring in the year ended January 31, 2009) and an alternative minimum tax (“AMT”) credit carryforward of $34,894,000 that is available until used to reduce Federal tax to the AMT amount. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions because management believes at this time that it is more likely than not that the Company will not realize these benefits. The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position.
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
As of October 31 and January 31, 2008, the Company had unrecognized tax benefits of $1,818,000 and $2,556,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of October 31 and January 31, 2008, the Company had approximately $543,000 and $840,000, respectively, of accrued interest and penalties related to uncertain income tax positions. During the three months ended October 31, 2008 and 2007, $35,000 and $68,000, respectively, of tax expense was recorded relating to interest. Income tax expense (benefit) relating to interest and penalties of $(297,000) and $379,000 was recorded for the nine months ended October 31, 2008 and 2007, respectively. During the nine months ended October 31, 2008, the Company settled an Internal Revenue Service audit of one of its partnership investments, which resulted in a decrease in the Company’s unrecognized tax benefits and associated accrued interest and penalties.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of October 31, 2008 and 2007, is $325,000 and $576,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at October 31, 2008. Included in the $1,818,000 of unrecognized benefits noted above, is $1,728,000 which, due to the reasons above, could significantly decrease during the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Discontinued Operations, Gain on Disposition of Rental Properties, Provision for Decline in Real Estate and Write-Off of Abandoned Development Projects
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and nine months ended October 31, 2008 and 2007. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
During the year ended January 31, 2008, the Company consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties listed in the table below and the property under construction, Sterling Glen of Roslyn located in Roslyn, New York, were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008 and generated a gain on disposition of rental property of $8,627,000 ($5,294,000, net of tax). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the nine months ended October 31, 2008.
Pursuant to the agreement, the four remaining properties entered into long-term operating leases with the purchaser. The operating leases have stated terms of five or ten years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. The Company is generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. The Company has continued to consolidate the leased properties in its Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), have not been achieved. Further, the Company has concluded that the leased properties have met the criteria as VIEs pursuant to FIN No. 46(R), and due to the Company’s obligation to absorb a majority of expected losses, the leased properties are consolidated by the Company at October 31, 2008. Additionally, these properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of October 31, 2008; therefore, these properties have not been included in discontinued operations.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Discontinued Operations, Gain on Disposition of Rental Properties, Provision for Decline in Real Estate and Write-Off of Abandoned Development Projects (continued)
The following table lists the consolidated rental properties included in discontinued operations:

				Three	Nine	Three	Nine
				Months	Months	Months	Months
		Number	Period	Ended	Ended	Ended	Ended
Property	Location	of Units	Disposed	10/31/2008	10/31/2008	10/31/2007	10/31/2007
Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130	Q2-2008	-	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85	Q2-2007	-	-	-	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135	Q2-2007	-	-	-	Yes
Sterling Glen of Darien	Darien, Connecticut	80	Q2-2007	-	-	-	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83	Q2-2007	-	-	-	Yes
Sterling Glen of Plainview	Plainview, New York	79	Q2-2007	-	-	-	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166	Q2-2007	-	-	-	Yes
Landings of Brentwood	Nashville, Tennessee	724	Q2-2007	-	-	-	Yes
The operating results related to discontinued operations were as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Revenues	$-	$1,002	$706	$25,601

Expenses
Operating expenses	-	(845)	287	19,885
Depreciation and amortization	-	7	95	1,941

	-	(838)	382	21,826

Interest expense	-	(296)	(235)	(3,904)
Amortization of mortgage procurement costs	-	(11)	(11)	(80)
Loss on early extinguishment of debt	-	-	-	(363)

Interest income	-	542	35	751
Gain (loss) on disposition of rental properties (1)	-	(1,031)	8,627	105,287

Earnings before income taxes	-	1,044	8,740	105,466

Income tax expense (benefit)
Current	-	19,527	(1,119)	25,267
Deferred	-	(19,123)	4,496	15,485

	-	404	3,377	40,752

Net earnings from discontinued operations	$-	$640	$5,363	$64,714

(1)	For the three months ended October 31, 2007, the above loss on disposition of rental properties represents an adjustment of the previously reported gain on disposition of the six Sterling Glen properties due to a change in estimate of the cost of this transaction upon settlement of final transaction costs.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I.	Discontinued Operations, Gain on Disposition of Rental Properties, Provision for Decline in Real Estate and Write-Off of Abandoned Development Projects (continued)
Gain on Disposition of Rental Properties
The following table summarizes the pre-tax gain (loss) on disposition of rental properties for the three and nine months ended October 31, 2008 and 2007:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Seven Sterling Glen Properties (Supported-Living Apartments) (1)	$-	$(1,031)	$8,627	$80,208
Landings of Brentwood (Apartments) (2)	-	-	-	25,079

Total	$-	$(1,031)	$8,627	$105,287

(1)	The seven properties included in the gain on disposition are Sterling Glen of Lynbrook for the nine months ended October 31, 2008 and Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford for the nine months ended October 31, 2007. For the three months ended October 31, 2007, the above loss on disposition of the six Sterling Glen properties represents an adjustment of the previously reported gain due to a change in estimate of the cost of this transaction upon settlement of final transaction costs. The Company elected to deposit the sales proceeds with a qualified intermediary for the purposes of identifying replacement assets under Section 1031 of the IRC for Sterling Glen of Plainview and Sterling Glen of Stamford.

(2)	The Company elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the IRC.
Upon disposal, investments accounted for on the equity method are not classified as discontinued operations under the provisions of SFAS No. 144; therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of the gains on disposition of equity method investments during the three and nine months ended October 31, 2008 and 2007, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2008	2007	2008	2007
		(in thousands)		(in thousands)
Emery-Richmond (Office Building)	(Warrensville Heights, Ohio)	$200	$-	$200	$-
One International Place (Office Building)	(Cleveland, Ohio)	-	-	881	-
White Acres (Apartments)	(Richmond Heights, Ohio)	-	-	-	2,106

		$200	$-	$1,081	$2,106

Provision for Decline in Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as a provision for decline in real estate pursuant to the guidance established in SFAS No. 144. For the Company’s equity method real estate investments, a loss in value of an investment which is other than a temporary decline is recognized as a provision for decline in real estate based upon the length of time elapsed, severity of decline and all other relevant facts and circumstances.
The Company did not record a provision for decline in real estate for the three months ended October 31, 2008. During the nine months ended October 31, 2008, the Company recorded a provision for decline in real estate of $365,000 for the other than temporary decline in its equity method investment in its Land Development Group related to Old Stone Crossing at Caldwell Creek, located in Charlotte, North Carolina. There was no provision for decline in real estate recorded for the three and nine months ended October 31, 2007.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Discontinued Operations, Gain on Disposition of Rental Properties and Provision for Decline in Real Estate (continued)
There was no provision for decline in real estate for equity method investments during the three months ended October 31, 2008 and 2007. The following table summarizes the Company’s proportionate share of the provision for decline in real estate for equity method investments during the nine months ended October 31, 2008 and 2007, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Operations:

		Nine Months Ended
		October 31,
		2008	2007
		(in thousands)
Mercury (Condominium)	(Los Angeles, California)	$4,098	$-
El Centro Mall (Specialty Retail Center)	(El Centro, California)	1,263	-
Other		300	-

		$5,661	$-

Write-Off of Abandoned Development Projects
The Company reviews, on a quarterly basis, each project under development to determine whether it is probable the project will be developed. If it is determined by management that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. The Company may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, the Company may fail to recover expenses already incurred in exploring development opportunities. The Company recorded write-offs of abandoned development projects of $12,501,000 and $41,452,000 for the three and nine months ended October 31, 2008, respectively, and $3,765,000 and $9,419,000 for the three and nine months ended October 31, 2007, respectively.
J. Dividends
The Company, at the sole discretion of its Board of Directors, pays cash dividends on shares of Class A and Class B common stock. On March 26, 2008, a cash dividend of $.08 per share on both Class A and Class B common stock was declared and was paid on June 17, 2008 to shareholders of record at the close of business on June 2, 2008. On June 19, 2008, a cash dividend of $.08 per share on both Class A and Class B common stock was declared and was paid on September 15, 2008 to shareholders of record at the close of business on August 29, 2008, the last business day prior to the Board of Director’s resolution date of September 1, 2008, which was a legal holiday. On September 24, 2008, a cash dividend of $.08 per share on both Class A and Class B common stock was declared and will be paid on December 15, 2008 to shareholders of record at the close of business on December 1, 2008. On December 5, 2008, the Board of Directors suspended the cash dividends on shares of Class A and Class B common stock following the payment of dividends scheduled for December 15, 2008, until such dividends are reinstated.
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
The computation of EPS for continuing operations and net earnings for the three and nine months ended October 31, 2008 did not allocate any amounts to the holders of the Class A Common Units, which are considered participating securities in accordance with EITF 03-6. For the three and nine months ended October 31, 2008, the loss from continuing operations of $18,534,000 and $72,478,000 respectively, and net loss of $18,534,000 and $67,115,000 , respectively, were allocated solely to the holders of common stock as the participating security holders do not share in the losses in accordance with EITF 03-6.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Earnings per Share
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007

Numerators (in thousands)
Loss from continuing operations - Basic and Diluted	$(18,534)	$(11,414)	$(72,478)	$(24,894)

Net earnings (loss)	$(18,534)	$(10,774)	$(67,115)	$39,820
Undistributed earnings allocated to participating securities	-	-	-	(595)

Net earnings (loss) - Basic and Diluted	$(18,534)	$(10,774)	$(67,115)	$39,225

Denominators
Weighted-average shares outstanding - Basic	102,845,434	102,330,172	102,714,757	102,189,119
Effect of stock options and restricted stock (1)(2)	-	-	-	-
Effect of convertible Class A Common Units (1)	-	-	-	-

Weighted-average shares outstanding - Diluted (3)(4)	102,845,434	102,330,172	102,714,757	102,189,119

Earnings Per Share
Loss from continuing operations - Basic and Diluted	$(0.18)	$(0.11)	$(0.70)	$(0.24)
Net earnings (loss) - Basic and Diluted	$(0.18)	$(0.11)	$(0.65)	$0.38
(1)	Incremental shares from dilutive securities of 4,068,885 and 4,399,126 for the three and nine months ended October 31, 2008, respectively, and 5,257,146 and 5,490,925 for the three and nine months ended October 31, 2007, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

(2)	Weighted-average options and restricted stock of 3,506,478 and 2,678,153 for the three and nine months ended October 31, 2008, respectively, and 1,065,215 and 842,889 for the three and nine months ended October 31, 2007, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive.

(3)	For the three and nine months ended October 31, 2008, weighted-average contingently issuable securities (performance shares) of 172,609 and 85,054, respectively, were not included in the computation of diluted earnings per share because the performance criteria was not satisfied at the end of the respective periods.

(4)	The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note D — Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the three and nine months ended October 31, 2008 and 2007 because the Company’s average stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the three and nine months ended October 31, 2008 and 2007 because the Company’s stock price did not exceed the exercise price.

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

	October 31,	January 31,	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2008	2008	2007	2008	2007
	Identifiable Assets		Expenditures for Additions to Real Estate

Commercial Group	$7,752,689	$7,345,283	$175,287	$183,707	$578,610	$676,700
Residential Group	2,676,878	2,322,971	98,941	68,468	244,041	289,325
Land Development Group	419,578	402,452	-	10,550	2	25,305
The Nets	5,152	14,454	-	-	-	-
Corporate Activities	94,524	166,437	106	170	191	1,208

	$10,948,821	$10,251,597	$274,334	$262,895	$822,844	$992,538

	Three Months Ended October 31,		Nine Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$241,895	$216,760	$697,952	$623,356	$119,659	$105,365	$364,280	$315,089
Commercial Group Land Sales	6,747	22,279	20,997	29,436	4,224	16,226	12,596	21,397
Residential Group	75,625	81,170	229,622	198,029	44,575	55,120	143,028	136,824
Land Development Group	10,263	13,417	23,844	38,756	25,323	12,964	44,847	39,042
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	-	-	-	-	7,076	11,599	29,872	34,700

	$334,530	$333,626	$972,415	$889,577	$200,857	$201,274	$594,623	$547,052

	Depreciation and Amortization Expense				Interest Expense

Commercial Group	$48,281	$42,793	$152,118	$128,399	$66,540	$59,352	$182,982	$150,454
Residential Group	16,164	10,819	47,233	39,197	14,196	10,886	33,578	36,117
Land Development Group	305	166	735	487	(34)	371	(28)	2,745
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	693	636	2,204	1,859	17,842	17,632	47,733	48,432

	$65,443	$54,414	$202,290	$169,942	$98,544	$88,241	$264,265	$237,748

	Interest and Other Income				Net Earnings (Loss)

Commercial Group	$1,256	$4,888	$7,605	$15,121	$5,535	$5,775	$366	$20,328
Residential Group	3,779	9,941	9,956	25,570	1,574	9,503	11,372	74,901
Land Development Group	1,676	2,109	9,714	10,087	(5,769)	1,050	(2,858)	4,910
The Nets	-	-	-	-	(6,482)	(5,904)	(20,914)	(9,373)
Corporate Activities	78	606	802	1,588	(13,392)	(21,198)	(55,081)	(50,946)

	$6,789	$17,544	$28,077	$52,366	$(18,534)	$(10,774)	$(67,115)	$39,820

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
(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L. Segment Information (continued)
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development
Three Months Ended October 31, 2008	Group	Group	Group	The Nets	Corporate	Total

EBDT	$55,892	$26,172	$(13,222)	$(6,482)	$(18,222)	$44,138
Depreciation and amortization – Real Estate Groups	(49,844)	(19,668)	(167)	-	-	(69,679)
Amortization of mortgage procurement costs – Real Estate Groups	(2,257)	(880)	(81)	-	-	(3,218)
Deferred taxes – Real Estate Groups	(2,023)	(4,052)	7,702	-	4,830	6,457
Straight-line rent adjustment	4,522	2	(1)	-	-	4,523
Preference payment (1)	(877)	-	-	-	-	(877)
Gain on disposition of equity method rental properties, net of tax	122	-	-	-	-	122

Net earnings (loss)	$5,535	$1,574	$(5,769)	$(6,482)	$(13,392)	$(18,534)

Three Months Ended October 31, 2007

EBDT	$50,107	$36,094	$6,254	$(5,904)	$(17,756)	$68,795
Depreciation and amortization – Real Estate Groups	(43,465)	(15,197)	110	-	-	(58,552)
Amortization of mortgage procurement costs – Real Estate Groups	(2,934)	(416)	(165)	-	-	(3,515)
Deferred taxes – Real Estate Groups	(3,670)	(5,301)	(5,148)	-	(3,548)	(17,667)
Straight-line rent adjustment	6,674	(5,005)	(1)	-	-	1,668
Preference payment (1)	(937)	-	-	-	-	(937)
Gain on disposition of other investments, net of tax	-	-	-	-	106	106
Discontinued operations, net of tax: (2)
Depreciation and amortization – Real Estate Groups	-	(7)	-	-	-	(7)
Amortization of mortgage procurement costs – Real Estate Groups	-	(11)	-	-	-	(11)
Deferred taxes – Real Estate Groups	-	(21)	-	-	-	(21)
Loss on disposition of rental properties	-	(633)	-	-	-	(633)

Net earnings (loss)	$5,775	$9,503	$1,050	$(5,904)	$(21,198)	$(10,774)

Nine Months Ended October 31, 2008

EBDT	$163,018	$73,743	$(11,524)	$(20,914)	$(55,888)	$148,435
Depreciation and amortization – Real Estate Groups	(155,859)	(57,767)	(316)	-	-	(213,942)
Amortization of mortgage procurement costs – Real Estate Groups	(7,303)	(2,360)	(335)	-	-	(9,998)
Deferred taxes – Real Estate Groups	(37)	(3,463)	9,543	-	715	6,758
Straight-line rent adjustment	3,403	21	(2)	-	-	3,422
Preference payment (1)	(2,744)	-	-	-	-	(2,744)
Preferred return on disposition, net of tax	-	(128)	-	-	-	(128)
Gain on disposition of other investments, net of tax	-	-	-	-	92	92
Provision for decline in real estate, net of tax	-	-	(224)	-	-	(224)
Gain on disposition of equity method rental properties, net of tax	663	-	-	-	-	663
Provision for decline in real estate of equity method rental properties, net of tax	(775)	(2,699)	-	-	-	(3,474)
Discontinued operations, net of tax: (2)
Depreciation and amortization – Real Estate Groups	-	(95)	-	-	-	(95)
Amortization of mortgage procurement costs – Real Estate Groups	-	(11)	-	-	-	(11)
Deferred taxes – Real Estate Groups	-	(1,163)	-	-	-	(1,163)
Gain on disposition of rental properties	-	5,294	-	-	-	5,294

Net earnings (loss)	$366	$11,372	$(2,858)	$(20,914)	$(55,081)	$(67,115)

Nine Months Ended October 31, 2007

EBDT	$154,970	$74,661	$7,035	$(9,373)	$(52,763)	$174,530
Depreciation and amortization – Real Estate Groups	(131,811)	(51,622)	(184)	-	-	(183,617)
Amortization of mortgage procurement costs – Real Estate Groups	(7,049)	(2,402)	(452)	-	-	(9,903)
Deferred taxes – Real Estate Groups	(7,284)	97	(1,487)	-	1,447	(7,227)
Straight-line rent adjustment	14,273	(4,983)	(2)	-	-	9,288
Preference payment (1)	(2,771)	-	-	-	-	(2,771)
Preferred return on disposition, net of tax	-	(3,089)	-	-	-	(3,089)
Gain on disposition of other investments, net of tax	-	-	-	-	370	370
Gain on disposition of equity method rental properties, net of tax	-	1,292	-	-	-	1,292
Discontinued operations, net of tax: (2)
Depreciation and amortization – Real Estate Groups	-	(1,941)	-	-	-	(1,941)
Amortization of mortgage procurement costs – Real Estate Groups	-	(80)	-	-	-	(80)
Deferred taxes – Real Estate Groups	-	(1,636)	-	-	-	(1,636)
Gain on disposition of rental properties	-	64,604	-	-	-	64,604

Net earnings (loss)	$20,328	$74,901	$4,910	$(9,373)	$(50,946)	$39,820

(1)	The preference payment represents the respective period’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Company portfolio.

(2)	See Note I – Discontinued Operations for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
M. Class A Common Units
Master Contribution Agreement
The Company and certain of its affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a newly-formed jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the minority interests under the purchase method of accounting. After a one-year lock-up period, which expired on November 7, 2007, the Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. Also pursuant to the Master Contribution Agreement, the Company and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and the Company, in its discretion, chooses among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
New York Times and Twelve MetroTech Center
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, recently achieved stabilization. During the nine months ended October 31, 2008, the Company elected to cause certain of its affiliates to acquire for cash the BCR Entities’ interests in the two projects pursuant to agreements dated May 6, 2008 and May 12, 2008, respectively. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of the Company and will receive approximately $121,000,000 over a 15 year period. An affiliate of the Company has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of the Company expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement. As was provided in the Master Contribution Agreement, the agreement also includes customary representations and warranties from the applicable BCR Entities regarding the operation of the projects. The applicable BCR Entities will indemnify the applicable FCE Entities for breaches of the representations and warranties subject to certain time limits and limitations on liability. Consistent with the Master Contribution Agreement, the applicable FCE Entities agreed to indemnify the applicable BCR Entities for losses resulting from claims made after the transfer of Mr. Ratner’s interests.
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

Other Related Party Transactions
During the three months ended October 31, 2008, in accordance with the parties prior understanding, the Company redeemed Mr. Ratner’s minority ownership interests in two entities in exchange for the Company’s majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” as acquisitions of the minority interests in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of minority interest of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the three and nine months ended October 31, 2008 and 2007 as the results do not have a material impact on the Consolidated Statements of Operations.
N. Subsequent Event
In November 2008, a plan approved by management to initiate involuntary employee separations in various areas of the Company’s workforce to reduce costs was communicated to all employees. The Company provided outplacement services to all employees terminated under this plan and severance payments based on years of service and certain other defined criteria. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $5,300,000, for estimated termination costs (outplacement and severance) in connection with the one-time benefit arrangement during November 2008.

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
We have approximately $10.9 billion of assets in 27 states and the District of Columbia at October 31, 2008. Our core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Overview
Significant milestones occurring during the third quarter of 2008 included:
•
The openings of two retail centers including the 800,000 square foot White Oak Village power center, located in Richmond, Virginia, and the Shops at Wiregrass, a 642,000 square foot open-air lifestyle center, located in Wesley Chapel, Florida, near Tampa;

•
Closing on a $250,000,000 financing for the first two buildings of the Waterfront Station mixed-use redevelopment project in Washington, D.C. The two buildings total 628,000 square feet of office and retail space. The project is being developed by a joint venture and accounted for under the equity method of accounting; and

•	Closing $141,514,000 in other nonrecourse mortgage financing transactions.

Net Earnings (Loss) – Net loss for the three months ended October 31, 2008 was $18,534,000 versus $10,774,000 for the three months ended October 31, 2007. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•
$7,630,000 ($12,434,000, pre-tax) related to the reduction in fair value of the Denver Urban Renewal Authority (“DURA”) purchase obligation and fee (see the “Other Structured Financing Arrangements” section of the MD&A);

•	$5,360,000 ($8,735,000, pre-tax) related to increased write-offs of abandoned development projects in 2008;

•
$4,749,000 ($7,740,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn, a consolidated supported-living apartment community under construction in Roslyn, New York; and

•
$2,261,000 ($3,684,000, pre-tax) related to decreases in Commercial Group outlot land sales in 2008 primarily at Northfield at Stapleton, a regional mall located in Denver, Colorado and the 2007 land sale and related site work construction at Ridge Hill, in Yonkers, New York which is accounted for under the percentage of completion method.

These decreases were partially offset by the following increases, net of tax and minority interest:
•
$5,183,000 ($8,447,000, pre-tax) primarily related to the gain on early extinguishment of a portion of our puttable equity-linked senior notes due October 15, 2011 (see the “Puttable Equity-Linked Senior Notes” section of the MD&A) in 2008 and the early extinguishment of nonrecourse mortgage debt primarily at Eleven MetroTech Center, an office building located in Brooklyn, New York, in order to secure more favorable financing terms and at New York Times, an office building located in Manhattan, New York, in order to obtain permanent financing, both in 2007;

•	$2,441,000 ($3,978,000, pre-tax) related to lease termination fee income in 2008 at an office building in Cleveland, Ohio;

•	$917,000 ($1,335,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado;

•
$660,000 ($1,076,000, pre-tax) in 2008 related to the change in fair market value between the comparable periods of one of our 10-year forward swaps which was marked to market through interest expense as a result of the derivative not qualifying for hedge accounting (see the Interest Rate Exposure section); and

•	$414,000 ($674,000, pre-tax) related to income recognition on state and federal historic rehabilitation and new market tax credits.
Net loss for the nine months ended October 31, 2008 was ($67,115,000) versus net earnings of $39,820,000 for the nine months ended October 31, 2007. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•
$64,605,000 ($105,287,000, pre-tax) related to the 2007 gains on disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee and the following six consolidated supported-living apartment communities: Sterling Glen of Bayshore in Bayshore, New York, Sterling Glen of Center City in Philadelphia, Pennsylvania, Sterling Glen of Darien in Darien, Connecticut, Sterling Glen of Forest Hills in Forest Hills, New York, Sterling Glen of Plainview in Plainview, New York and Sterling Glen of Stamford in Stamford, Connecticut;

•
$18,277,000 ($29,787,000, pre-tax) related to increased write-offs of abandoned development projects in 2008 compared to 2007. The increase primarily relates to the write-off at Summit at Lehigh Valley, a Commercial development project with a housing component located in Allentown, Pennsylvania, of $13,200,000 ($21,513,000 pre-tax) in 2008;

•	$11,541,000 ($16,827,000, pre-tax) related to the increased share of losses from our equity investment in the New Jersey Nets basketball team (see The Nets section);

•	$10,940,000 ($17,830,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn;

•	$7,630,000 ($12,434,000 pre-tax) related to the reduction in fair value of the DURA purchase obligation and fee (see the “Other Structured Financing Arrangements” section of the MD&A);

•
$3,698,000 ($6,026,000, pre-tax) primarily related to impairment charges recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), primarily at Mercury, a condominium project in Los Angeles, California, and El Centro Mall, a specialty retail center in El Centro, California;

•	$2,173,000 ($3,404,000, pre-tax) related to decreases in condominium sales in 2008 primarily at 1100 Wilshire, an unconsolidated condominium project in Los Angeles, California;

•
$1,860,000 ($3,031,000, pre-tax) related to participation payments in 2008 on the refinancing of 350 Massachusetts Avenue, an unconsolidated office building and Jackson Building, a consolidated office building, both located in Cambridge, Massachusetts; and

•	$1,029,000 ($1,677,000, pre-tax) related to decreases in Commercial Group outlot land sales in 2008 primarily at Northfield at Stapleton and Ridge Hill.
These decreases were partially offset by the following increases, net of tax and minority interest:
•	$11,561,000 ($18,754,000, pre-tax) primarily related to military housing fee income from the management and development of units in Hawaii, Illinois, Washington and Colorado;

•	$5,294,000 ($8,627,000, pre-tax) related to the 2008 gain on disposition of Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York;

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

•
$4,601,000 ($7,498,000, pre-tax) primarily related to the gain on early extinguishment of a portion of our puttable equity-linked senior notes due October 15, 2011 (see the “Puttable Equity-Linked Senior Notes” section of the MD&A) in 2008 and the early extinguishment of nonrecourse mortgage debt primarily at Columbia Park Center, a specialty retail center located in North Bergen, New Jersey and Eleven MetroTech Center in order to secure more favorable financing terms, both in 2007;

•	$2,441,000 ($3,978,000, pre-tax) related to lease termination fee income in 2008 at an office building in Cleveland, Ohio; and

•	$2,056,000 ($3,350,000, pre-tax) related to the 2008 gain on the sale of an ownership interest in a parking management company.

Summary of Segment Operating Results - The following tables present a summary of revenues from real estate operations, operating expenses, interest expense and equity in earnings (loss) of unconsolidated entities by segment for the three and nine months ended October 31, 2008 and 2007, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended October 31,			Nine Months Ended October 31,
	2008	2007	Variance	2008	2007	Variance
	(in thousands)			(in thousands)
Revenues from Real Estate Operations
Commercial Group	$241,895	$216,760	$25,135	$697,952	$623,356	$74,596
Commercial Group Land Sales	6,747	22,279	(15,532)	20,997	29,436	(8,439)
Residential Group	75,625	81,170	(5,545)	229,622	198,029	31,593
Land Development Group	10,263	13,417	(3,154)	23,844	38,756	(14,912)
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	-	-	-

Total Revenues from Real Estate Operations	$334,530	$333,626	$904	$972,415	$889,577	$82,838

Operating Expenses
Commercial Group	$119,659	$105,365	$14,294	$364,280	$315,089	$49,191
Cost of Commercial Group Land Sales	4,224	16,226	(12,002)	12,596	21,397	(8,801)
Residential Group	44,575	55,120	(10,545)	143,028	136,824	6,204
Land Development Group	25,323	12,964	12,359	44,847	39,042	5,805
The Nets	-	-	-	-	-	-
Corporate Activities	7,076	11,599	(4,523)	29,872	34,700	(4,828)

Total Operating Expenses	$200,857	$201,274	$(417)	$594,623	$547,052	$47,571

Interest Expense
Commercial Group	$66,540	$59,352	$7,188	$182,982	$150,454	$32,528
Residential Group	14,196	10,886	3,310	33,578	36,117	(2,539)
Land Development Group	(34)	371	(405)	(28)	2,745	(2,773)
The Nets	-	-	-	-	-	-
Corporate Activities	17,842	17,632	210	47,733	48,432	(699)

Total Interest Expense	$98,544	$88,241	$10,303	$264,265	$237,748	$26,517

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$2,027	$1,487	$540	$3,011	$6,700	$(3,689)
Gain on sale of Emery-Richmond	200	-	200	200	-	200
Gain on sale of One International Place	-	-	-	881	-	881
Residential Group	2,225	1,643	582	2,937	6,164	(3,227)
Gain on sale of White Acres	-	-	-	-	2,106	(2,106)
Land Development Group	2,209	(80)	2,289	6,429	2,691	3,738
The Nets	(9,859)	(9,576)	(283)	(31,880)	(15,053)	(16,827)
Corporate Activities	-	-	-	-	-	-

Total Equity in Earnings (Loss) of Unconsolidated Entities	$(3,198)	$(6,526)	$3,328	$(18,422)	$2,608	$(21,030)

\

Commercial Group
Revenues from real estate operations – Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $9,603,000, or 4.02%, for the three months ended October 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $13,063,000 related to new property openings, as noted in the table below;

•	Increase of $3,978,000 related to lease termination fee income in 2008 at an office building in Cleveland, Ohio; and

•
Increase of $2,053,000 related to revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman, a development project in Manhattan, New York City.

These increases were partially offset by the following decrease:
•
Decrease of $15,532,000 related to a decrease in commercial outlot land sales primarily related to the 2007 land sale and related site work construction at Ridge Hill in Yonkers, New York which is accounted for under the percentage of completion method, White Oak Village in Richmond, Virginia and Northfield at Stapleton in Denver, Colorado.

The balance of the remaining increase in revenues from real estate operations of approximately $6,041,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $66,157,000, or 10.13%, for the nine months ended October 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $55,270,000 related to new property openings, as noted in the table below;

•	Increase of $3,978,000 related to lease termination fee income in 2008 at an office building in Cleveland, Ohio; and

•	Increase of $1,718,000 related to revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman.
These increases were partially offset by the following decrease:
•
Decrease of $8,439,000 related to a decrease in commercial outlot land sales primarily related to the 2007 land sale and related site work construction at Ridge Hill which is accounted for under the percentage of completion method, Victoria Gardens, in Rancho Cucamonga, California, and Northfield at Stapleton, which was partially offset by an increase at Short Pump Town Center in Richmond, Virginia.

The balance of the remaining increase in revenues from real estate operations of approximately $13,630,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses – Operating expenses increased $2,292,000, or 1.89%, for the three months ended October 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $2,851,000 related to write-offs of abandoned development projects;

•	Increase of $2,568,000 related to new property openings, as noted in the table below; and

•
Increase of $2,053,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which is included in revenues from real estate operations as discussed above.

These increases were partially offset by the following decrease:
•
Decrease of $12,002,000 related to a decrease in costs associated with commercial outlot land sales primarily related to the 2007 land sale and related site work construction at Ridge Hill which is accounted for under the percentage of completion method, White Oak Village and Northfield at Stapleton.

The balance of the remaining increase in operating expenses of approximately $6,822,000 was generally due to fluctuations in mature properties and general operating activities.

Operating expenses increased $40,390,000, or 12.00%, for the nine months ended October 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $25,911,000 related to write-offs of abandoned development projects, primarily at Summit at Lehigh Valley;

•	Increase of $13,434,000 related to new property openings, as noted in the below;

•	Increase of $1,759,000 related to a participation payment on the refinancing at Jackson Building, an office building in Cambridge Massachusetts; and

•
Increase of $1,718,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which is included in revenues from real estate operations as discussed above.

These increases were partially offset by the following decrease:
•
Decrease of $8,801,000 related to a decrease in costs associated with commercial outlot sales primarily related to the 2007 land sale and related site work construction at Ridge Hill which is accounted for under the percentage of completion method and Victoria Gardens which was partially offset by an increase at Short Pump Town Center;

The balance of the remaining increase in operating expenses of approximately $6,369,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $7,188,000, or 12.11%, for the three months ended October 31, 2008 and by $32,528,000, or 21.62%, for the nine months ended October 31, 2008 compared to the same periods in the prior year. These increases are primarily attributable to the openings of the properties listed in the table below.
The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened/acquired properties for the three and nine months ended October 31, 2008 compared to the same periods in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended
				October 31, 2008
				Revenues		Revenues
		Quarter/Year		from Real		from Real
		Opened or	Square	Estate	Operating	Estate	Operating
Property	Location	Acquired	Feet	Operations	Expenses	Operations	Expenses

Retail Centers:
White Oak Village	Richmond, Virginia	Q3-2008	800,000	360	281	360	398
Shops at Wiregrass(2)	Tampa, Florida	Q3-2008	642,000	-	-	-	-
Orchard Town Center	Westminster, Colorado	Q1-2008	980,000	1,910	702	4,030	2,927
Victoria Gardens-Bass Pro	Rancho Cucamonga, California	Q2-2007	180,000	104	217	1,157	517
Promenade Bolingbrook	Bolingbrook, Illinois	Q1-2007	750,000	529	282	4,771	777

Office Buildings:
Johns Hopkins - 855 North Wolfe Street	East Baltimore, Maryland	Q1-2008	278,000	1,659	1,035	3,578	1,625
New York Times	Manhattan, New York	Q3-2007	737,000	8,649	(270)	35,221	4,200
Richmond Office Park	Richmond, Virginia	Q2-2007 (1)	570,000	(257)	(279)	5,631	1,494
Illinois Science and Technology Park-Building Q	Skokie, Illinois	Q1-2007 (1)	158,000	109	600	522	1,496

Total				$13,063	$2,568	$55,270	$13,434

(1)	Acquired property.

(2)	This property opened on October 30, 2008.
Total occupancy for the Commercial Group is 89.9% and 89.7% for retail and office, respectively, as of October 31, 2008 compared to 92.4% and 89.3%, respectively, as of October 31, 2007. Retail and office occupancy as of October 31, 2008 and 2007 is based on square feet leased at the end of the fiscal quarter. Average occupancy for hotels for the nine months ended October 31, 2008 is 70.7% compared to 71.2% for the nine months ended October 31, 2007. Total hotel average occupancy year-to-date for October 31, 2007 has been restated to exclude University Park at MIT Hotel, which was sold during the year ended January 31, 2008.
As of October 31, 2008, the average base rent per square foot expiring for retail and office leases is $26.49 and $30.77, respectively, compared to $26.16 and $28.16, respectively, as of October 31, 2007. Square feet of expiring leases and average base rent per square foot are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $146.07 and $140.48 for the nine months ended October 31, 2008 and 2007, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the nine months ended October 31, 2008 and 2007.

Residential Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Residential Group decreased by $5,545,000, or 6.8%, during the three months ended October 31, 2008 compared to the same period in the prior year. Included in these revenues is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. This decrease was primarily the result of:
•	Decrease of $10,445,000 related to military housing fee income from the management and development of units located primarily in Chicago, Illinois, see related decrease in operating expenses; and

•
Decrease of $968,000 due to net lease arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A).

These decreases were partially offset by the following increase:
•	Increase of $1,040,000 related to new property openings and acquired properties as noted in the table below.
The balance of the remaining increase of approximately $4,828,000 was generally due to fluctuations in other mature properties.
Revenues from real estate operations for the Residential Group increased by $31,593,000, or 16.0%, during the nine months ended October 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•
Increase of $29,934,000 related to military housing fee income from the management and development of units located primarily on the Hawaiian islands of Oahu and Kauai; Chicago, Illinois; Seattle, Washington and Colorado Springs, Colorado; and

•	Increase of $3,735,000 related to new property openings and acquired properties as noted in the table below.
These increases were partially offset by the following decrease:
•
Decrease of $11,826,000 due to net lease arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A).

The balance of the remaining increase of approximately $9,750,000 was generally due to fluctuations in other mature properties.
Operating and Interest Expenses – Operating expenses for the Residential Group decreased by $10,545,000, or 19.1%, during the three months ended October 31, 2008 compared to the same period in the prior year. This decrease was primarily the result of:
•	Decrease of $17,391,000 related to operating expenses associated with military housing fee income.
This decrease was partially offset by the following increases:
•	Increase of $5,884,000 in write-offs of abandoned development projects; and

•	Increase of $1,453,000 related to new property openings and acquired properties as noted in the table below.
The balance of the remaining decrease of approximately $491,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $6,204,000, or 4.5%, during the nine months ended October 31, 2008 compared to the same period in the prior year. This increase was primarily the result of:
•	Increase of $7,925,000 related to operating expenses associated with military housing fee income;

•	Increase of $6,122,000 in write-offs of abandoned development projects; and

•	Increase of $4,553,000 related to new property openings and acquired properties as noted in the table below.

These increases were partially offset by the following decrease:
•
Decrease of $9,930,000 due to net lease arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A).

The balance of the remaining decrease of approximately $2,466,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $3,310,000, or 30.4%, during the three months ended October 31, 2008 compared to the same period in the prior year and decreased by $2,539,000, or 7.0%, during the nine months ended October 31, 2008 compared to the same period in the prior year.
The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened properties which have not yet reached stabilization for the three and nine months ended October 31, 2008 compared to the same period in the prior year (dollars in thousands):

				Three Months Ended		Nine Months Ended
				October 31, 2008
		Quarter/
		Year		Revenue from		Revenue from
		Opened/	Number	Real Estate	Operating	Real Estate	Operating
Property	Location	Acquired	of Units	Operations	Expenses	Operations	Expenses

Lucky Strike	Richmond,Virginia	Q1-2008	131	$214	$96	$338	$331
Mercantile Place on Main	Dallas, Texas	Q1-2008	366	174	826	268	2,209
Wilson Building	Dallas, Texas	Q4-2007 (1)	143	425	451	1,518	1,147
Tobacco Row - Cameron Kinney	Richmond, Virginia	Q2-2007 (1)	259	(98)	(20)	616	405
Stapleton Town Center - Botanica Phase II	Denver, Colorado	Q2-2007	154	325	100	995	461

Total				$1,040	$1,453	$3,735	$4,553

(1)	Acquired property.
Total average occupancy for the Residential Group is 89.4% and 91.8% for the nine months ended October 31, 2008 and 2007, respectively. Average residential occupancy for the nine months ended October 31, 2008 and 2007 is calculated by dividing gross potential rent less vacancy by gross potential rent.
Total net rental income (“NRI”) for our Residential Group was 84.4% and 82.2% for the three months ended October 31, 2008 and 2007, respectively, and 86.1% and 87.3% for the nine months ended October 31, 2008 and 2007, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Military Housing Fee Revenue – Revenues for development fees related to our military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize additional development incentive fees upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Revenues of $16,792,000 and $55,500,000 were recognized during the three and nine months ended October 31, 2008, respectively, and $25,826,000 and $34,003,000 during the three and nine months ended October 31, 2007, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues related to construction management fees are earned based on the cost of each construction contract. We also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contract. Revenues of $3,172,000 and $11,022,000 were recognized during the three and nine months ended October 31, 2008, respectively, and $3,037,000 and $7,062,000 during the three and nine months ended October 31, 2007, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Property management and asset management fee revenues are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognize certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreement. Property management and asset management fees of $3,741,000 and $10,683,000 were recognized during the three and nine months ended October 31, 2008, respectively, and $5,287,000 and $6,206,000 during the three and nine months ended October 31, 2007, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.

Land Development Group
Revenues from Real Estate Operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land that we believe is in good markets throughout the country. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group decreased by $3,154,000 for the three months ended October 31, 2008 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $2,943,000 in land sales at Stapleton in Denver, Colorado;

•	Decrease of $2,048,000 in land sales at Tangerine Crossing in Tucson, Arizona;

•	Decrease of $1,172,000 in land sales at Sunrise Development in Cleveland, Ohio; and

•
Decrease of $1,420,000 in unit/land sales primarily at three land development projects: Wheatfield Lake in Wheatfield, New York, Mill Creek in York County, South Carolina and Rockport Square in Lakewood, Ohio, combined with several smaller sales decreases at other land development projects.

These decreases were partially offset by the following increases:
•	Increase of $3,642,000 in land sales at Summers Walk in Davidson, North Carolina; and

•
Increase of $787,000 in land sales primarily at two land development projects: Legacy Lakes in Aberdeen, North Carolina and Waterbury in North Ridgeville, Ohio, combined with several smaller sales increases at other land development projects.

Revenues from real estate operations for the Land Development Group decreased by $14,912,000 for the nine months ended October 31, 2008 compared to the same period in the prior year. This decrease is primarily the result of:
•	Decrease of $7,624,000 in land sales at Stapleton;

•	Decrease of $3,785,000 in land sales at Tangerine Crossing;

•	Decrease of $2,217,000 in land sales at Mill Creek;

•	Decrease of $1,651,000 in land sales at Sunrise Development;

•	Decrease of $897,000 in unit sales at Rockport Square;

•	Decrease of $659,000 in land sales at Wheatfield Lake; and

•
Decrease of $1,812,000 in land sales primarily at two land development projects: Suncoast Lakes in Tampa, Florida and Creekstone in Copley, Ohio, combined with several smaller sales decreases at other land development projects.

These decreases were partially offset by the following increases:
•	Increase of $3,068,000 in land sales at Summers Walk; and

•	Increase of $665,000 in land sales primarily at Legacy Lakes, combined with several smaller sales increases at other land development projects.

Operating and Interest Expenses – Operating expenses increased by $12,359,000 for the three months ended October 31, 2008 compared to the same period in the prior year. This increase is primarily the result of:
•
Increase of $13,816,000 ($12,635,000, net of minority interest) at Stapleton related to the reduction in fair value of the DURA purchase obligation and fee (see the “Other Structured Financing Arrangements” section of the MD&A);

•	Increase of $2,378,000 at Summers Walk primarily related to increased land sales; and

•	Increase of $1,526,000 primarily related to increased land sales at Legacy Lakes and Waterbury, combined with several other expense increases at various land development projects.
These increases were partially offset by the following decreases:
•	Decrease of $2,251,000 at Stapleton primarily related to decreased land sales;

•	Decrease of $1,305,000 at Tangerine Crossings primarily related to decreased land sales; and

•	Decrease of $1,805,000 primarily related to decreased unit/land sales at Rockport Square and Sunrise Development, combined with several smaller expense decreases at other land development projects.
Operating expenses increased by $5,805,000 for the nine months ended October 31, 2008 compared to the same period in the prior year. This increase is primarily the result of:
•
Increase of $13,816,000 ($12,635,000, net of minority interest) at Stapleton related to the reduction in fair value of the DURA purchase obligation and fee (see the “Other Structured Financing Arrangements” section of the MD&A);

•	Increase of $1,784,000 at Summers Walk primarily related to increased land sales; and

•	Increase of $1,397,000 primarily related to increased land sales at Legacy Lakes combined with several smaller expense increases at other land development projects.
These increases were partially offset by the following decreases:
•	Decrease of $4,510,000 at Stapleton primarily related to decreased land sales;

•	Decrease of $2,117,000 at Tangerine Crossing primarily related to decreased land sales;

•	Decrease of $1,275,000 at Mill Creek primarily related to decreased land sales;

•	Decrease of $1,099,000 at Rockport Square primarily related to decreased unit sales;

•	Decrease of $762,000 at Sunrise Development primarily related to decreased land sales;

•	Decrease of $613,000 at Wheatfield Lake primarily related to decreased land sales; and

•	Decrease of $816,000 primarily related to decreased land sales at Creekstone, combined with several smaller expense decreases at other land development projects.
Interest expense decreased by $405,000 for the three months ended October 31, 2008 and decreased by $2,773,000 for the nine months ended October 31, 2008 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in The Nets incurred a pre-tax loss of $9,859,000 and $31,880,000 for the three and nine months ended October 31, 2008, respectively, representing an increase in allocated losses of $283,000 and $16,827,000 compared to the same periods in the prior year. For the nine months ended October 31, 2008 and 2007, we recognized approximately 62% and 26% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. For the nine months ended October 31, 2008, we recognized a higher share of the loss than in the prior year because of the distribution priorities among members and because we advanced capital to fund anticipated future operating losses on behalf of both us and certain non-funding partners. While these capital advances receive certain preferential capital treatment, generally accepted accounting principles require us to report losses, including significant non-cash losses resulting from amortization, in excess of our legal ownership of approximately 23%.

Included in the losses for the nine months ended October 31, 2008 and 2007 are approximately $14,934,000 and $6,376,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team. The remainder of the loss substantially relates to the operations of the team.
Corporate Activities
Operating and Interest Expenses - Operating expenses for Corporate Activities decreased $4,523,000 for the three months ended October 31, 2008 and $4,828,000 for the nine months ended October 31, 2008, compared to the same periods in the prior year. The decrease of $4,523,000 for the three months ended October 31, 2008 was primarily attributed to decreases of $1,896,000 in payroll and related benefits and $1,757,000 in charitable contributions, with the remaining decrease attributable to general corporate expenses. The decrease of $4,828,000 for the nine months ended October 31, 2008 was primarily attributed to decreases of $2,798,000 in payroll and related benefits, $868,000 in charitable contributions, $809,000 in stock-based compensation, with the remaining decrease attributable to general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense increased by $210,000 for the three months ended October 31, 2008 compared to the same period in the prior year primarily related to unfavorable mark to market adjustments on Corporate derivative instruments offset by a decrease in bank revolving credit interest expense due to decreased borrowings and a reduction in the variable interest rate. Interest expense decreased by $699,000 for the nine months ended October 31, 2008 compared to the same period in prior year primarily associated with decreased borrowings on the bank revolving credit facility.
Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization of $65,443,000 for the three months ended October 31, 2008, which is an increase of $11,029,000 compared to the same period in the prior year. Included in this increase is $11,280,000 of depreciation and amortization primarily related to new property openings and acquisitions. This increase was partially offset by a decrease of $251,000 in amortization related to capitalized software costs.
We recorded depreciation and amortization of $202,290,000 for the nine months ended October 31, 2008, which is an increase of $32,348,000 compared to the same period in the prior year. Included in this increase is $37,731,000 of depreciation and amortization primarily related to new property openings and acquisitions and $2,454,000 of amortization related to capitalized software costs. These increases were partially offset by accelerated depreciation of $7,837,000 recorded during the nine months ended October 31, 2007 due to management’s approval to demolish two buildings adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007.
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
During the nine months ended October 31, 2008, we recorded a provision for decline in real estate of $365,000 for the other than temporary decline in our equity method investment in our Land Development Group related to Old Stone Crossing at Caldwell Creek, located in Charlotte, North Carolina. There was no provision for decline in real estate recorded for the three and nine months ended October 31, 2007.

There was no provision for decline in real estate for equity method investments during the three months ended October 31, 2008 and 2007. The following table summarizes our proportionate share of the provision for decline in real estate for equity method investments during the nine months ended October 31, 2008 and 2007, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Operations:

		Nine Months Ended
		October 31,
		2008	2007
		(in thousands)
Mercury (Condominium)	(Los Angeles, California)	$4,098	$-
El Centro Mall (Specialty Retail Center)	(El Centro, California)	1,263	-
Other		300	-

		$5,661	$-

Write-Off a Abandoned Development Projects
We review, on a quarterly basis, each project under development to determine whether it is probable the project will be developed. If it is determined by management that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. We may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, we may fail to recover expenses already incurred in exploring development opportunities. We recorded write-offs of abandoned development projects of $12,501,000 and $41,452,000 for the three and nine months ended October 31, 2008, respectively, and $3,765,000 and $9,419,000 for the three and nine months ended October 31, 2007, respectively.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three and nine months ended October 31, 2008, we recorded amortization of mortgage procurement costs of $2,944,000 and $9,051,000, respectively. Amortization of mortgage procurement costs decreased $624,000 for the three months ended October 31, 2008 and increased $80,000 for the nine months ended October 31, 2008 compared to the same periods in the prior year.
Gain (Loss) on Early Extinguishment of Debt
For the three and nine months ended October 31, 2008, we recorded $4,181,000 and $(1,050,000), respectively, as gain (loss) on early extinguishment of debt. The amounts for 2008 include gains on the early extinguishment of a portion of our puttable equity-linked senior notes due October 15, 2011 (see the “Puttable Equity-Linked Senior Notes” section of the MD&A) and on the early extinguishment of the Urban Development Action Grant loan at M.K. Ferguson Plaza, an office building located in Cleveland, Ohio. These gains were offset, in part, by the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, and 1251 S. Michigan and Sky 55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms. For the three and nine months ended October 31, 2007, we recorded $4,719,000 and $8,903,000, respectively, as loss on early extinguishment of debt. The amounts for 2007 represent the impact of early extinguishment of nonrecourse mortgage debt at Sterling Glen of Great Neck, a 142-unit supported living residential community located in Great Neck, New York, Northern Boulevard and Columbia Park Center, specialty retail centers located in Queens, New York and North Bergen, New Jersey, respectively, and Eleven MetroTech Center, an office building located in Brooklyn, New York, in order to secure more favorable financing terms. The amounts for 2007 also include the impact of early extinguishment of the construction loan at New York Times, an office building located in Manhattan, New York, in order to obtain permanent financing, as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee, which was sold during the nine months ended October 31, 2007 (see the “Discontinued Operations” section of the MD&A).
Interest and Other Income
We recorded $6,789,000 and $17,544,000 of interest and other income for the three months ended October 31, 2008 and 2007, respectively, and $28,077,000 and $52,366,000 for the nine months ended October 31, 2008 and 2007, respectively. Interest and other income decreased $10,755,000 for the three months ended October 31, 2008 compared to the same period in the prior year primarily due to the 2007 additional net gain of $7,740,000 on the disposition of Sterling Glen of Roslyn, a supported-living apartment community located in Roslyn, New York, partially offset by an increase of $674,000 related to the income recognition on the sale of Historic Preservation and New Market Tax Credits. For the nine months ended October 31, 2008, interest and other income decreased $24,289,000 compared to the same period in the prior year primarily due to the 2007 gain of $17,830,000 on the disposition of Sterling Glen of Roslyn and $1,846,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 Tax Increment Financing (“TIF”) bonds which matured in 2007, partially offset by an increase of $3,350,000 related to the 2008 gain on the sale of an ownership interest in a parking management company and an increase of $1,880,000 related to the income recognition on the sale of Historic Preservation and New Market Tax Credits.
Income Taxes
Income tax expense (benefit) for the three months ended October 31, 2008 and 2007 was $(11,414,000) and $1,706,000, respectively. Income tax benefit for the nine months ended October 31, 2008 and 2007 was $(27,270,000) and $(12,943,000), respectively. The difference in the income tax expense or benefit reflected in the Consolidated Statements of Operations versus the income tax expense or benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, additional general business credits, changes to our charitable contribution and state NOL valuation allowances based upon management’s assessment of our ability to utilize such deferred tax assets and various permanent differences between pre-tax GAAP income and taxable income.
At January 31, 2008, we had a net operating loss carryforward for tax purposes of $64,589,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2028, a charitable contribution deduction carryforward of $40,676,000 that will expire in the years ending January 31, 2009 through January 31, 2013 ($7,111,000 expiring in the year ended January 31, 2009), general business credit carryovers of $13,866,000 that will expire in the years ending January 31, 2009 through January 31, 2028 ($39,000 expiring in the year ended January 31, 2009) and an alternative minimum tax (“AMT”) credit carryforward of $34,894,000 that is available until used to reduce Federal tax to the AMT amount. We have a full valuation allowance against the deferred tax asset associated with our charitable contributions because management believes at this time that it is more likely than not that we will not realize these benefits. Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position.
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
As of October 31 and January 31, 2008, we had unrecognized tax benefits of $1,818,000 and $2,556,000, respectively. We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of October 31 and January 31, 2008, we had approximately $543,000 and $840,000, respectively, of accrued interest and penalties related to uncertain income tax positions. During the three months ended October 31, 2008 and 2007, $35,000 and $68,000, respectively, of tax expense was recorded relating to interest. Income tax expense (benefit) relating to interest and penalties of $(297,000) and $379,000 was recorded for the nine months ended October 31, 2008 and 2007, respectively. During the nine months ended October 31, 2008, we settled an Internal Revenue Service audit of one of our partnership investments, which resulted in a decrease in our unrecognized tax benefits and associated accrued interest and penalties.
The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of October 31, 2008 and 2007, is $325,000 and $576,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at October 31, 2008. Included in the $1,818,000 of unrecognized benefits noted above, is $1,728,000 which, due to the reasons above, could significantly decrease during the next twelve months.
Equity in Earnings (Loss) of Unconsolidated Entities
Equity in loss of unconsolidated entities was $(3,198,000) for the three months ended October 31, 2008 and $(6,526,000) for the three months ended October 31, 2007, representing an increase of $3,328,000. This increase was primarily the result of the following activities that occurred within our equity method investments:

-	Land Development Group
•	Increase of $1,867,000 related to increased sales at Central Station, located in Chicago, Illinois; and

•	Increase of $447,000 related to increased land sales at various development projects in San Antonio, Texas.
-	Commercial Group
•	Increase of $200,000 related to the 2008 gain on disposition of our partnership interest in Emery-Richmond, an office building located in Warrensville Heights, Ohio.
These increases were partially offset by the following decrease:
-	The Nets
•	Decrease of $283,000 related to an increase in our share of the loss in The Nets (see The Nets section).
The balance of the remaining increase of approximately $1,097,000 was due to fluctuations in the operations of our equity method investments.
Equity in loss of unconsolidated entities was $(18,422,000) for the nine months ended October 31, 2008 and equity in earnings of unconsolidated entities was $2,608,000 for the nine months ended October 31, 2007, representing a decrease of $21,030,000. This decrease was primarily the result of the following activities that occurred within our equity method investments:
-	The Nets
•	Decrease of $16,827,000 related to an increase in our share of the loss in The Nets. (see “The Nets” section of the MD&A)
-	Residential Group
•
Decrease of $4,098,000 related to an impairment charge recorded in accordance with SFAS No. 144 during the second quarter of 2008 for Mercury. Certain estimates of future undiscounted cash flows on unit sales were lowered due to the continued deterioration of the condominium market in Los Angeles; and

•	Decrease of $2,106,000 related to the 2007 gain on disposition of our partnership interest in White Acres, an apartment community located in Richmond Heights, Ohio.
-	Land Development Group
•	Decrease of $2,933,000 related to decreased land sales at Gladden Farms II, located in Marana, Arizona.
-	Commercial Group
•	Decrease of $1,272,000 related to a participation payment on the refinancing during 2008 at 350 Massachusetts Avenue, an office building located in Cambridge, Massachusetts; and

•
Decrease of $1,263,000 related to an impairment charge recorded in accordance with SFAS No. 144 during the second quarter of 2008 due to a write-down of costs to fair value less estimated selling costs for El Centro Mall.

These decreases were partially offset by the following increases:
-	Land Development Group
•	Increase of $6,571,000 related to increased sales at Central Station; and

•	Increase of $411,000 related to increased land sales at various land development projects in San Antonio, Texas.
-	Commercial Group
•
Increase of $1,081,000 related to the 2008 gains on disposition of our partnership interests in One International Place and Emery-Richmond, office buildings located in Cleveland, Ohio and Warrensville Heights, Ohio, respectively.

The balance of the remaining decrease of approximately $594,000 was due to fluctuations in the operations of our equity method investments.

Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and nine months ended October 31, 2008 and 2007. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
During the year ended January 31, 2008, we consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties listed in the table below and the property under construction, Sterling Glen of Roslyn located in Roslyn, New York, were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008 and generated a gain on disposition of rental property of $8,627,000 ($5,294,000, net of tax). The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the nine months ended October 31, 2008.
Pursuant to the agreement, the four remaining properties entered into long-term operating leases with the purchaser. The operating leases have stated terms of five or ten years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. We are generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. We have continued to consolidate the leased properties in our Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), have not been achieved. Further, we have concluded that the leased properties have met the criteria as Variable Interest Entities (“VIEs”) pursuant to FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and due to our obligation to absorb a majority of expected losses, the leased properties are consolidated by us at October 31, 2008. Additionally, these properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of October 31, 2008; therefore, these properties have not been included in discontinued operations.
Sterling Glen of Lynbrook was classified as held for sale at January 31, 2008 through the date of disposition. Sterling Glen of Lynbrook’s assets and liabilities as of January 31, 2008 are presented in the table below.

January 31, 2008
(in thousands)

Assets
Real estate	$29,858
Notes and accounts receivable, net	179
Other assets	1,635

Total Assets	$31,672

Liabilities
Mortgage debt, nonrecourse	$27,700
Accounts payable and accrued expenses	798

Total Liabilities	$28,498

The following table lists the consolidated rental properties included in discontinued operations:

				Three	Nine	Three	Nine
				Months	Months	Months	Months
		Number	Period	Ended	Ended	Ended	Ended
Property	Location	of Units	Disposed	10/31/2008	10/31/2008	10/31/2007	10/31/2007

Residential Group:
Sterling Glen of Lynbrook	Lynbrook, New York	130	Q2-2008	-	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85	Q2-2007	-	-	-	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135	Q2-2007	-	-	-	Yes
Sterling Glen of Darien	Darien, Connecticut	80	Q2-2007	-	-	-	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83	Q2-2007	-	-	-	Yes
Sterling Glen of Plainview	Plainview, New York	79	Q2-2007	-	-	-	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166	Q2-2007	-	-	-	Yes
Landings of Brentwood	Nashville, Tennessee	724	Q2-2007	-	-	-	Yes

The operating results related to discontinued operations were as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Revenues	$-	$1,002	$706	$25,601

Expenses
Operating expenses	-	(845)	287	19,885
Depreciation and amortization	-	7	95	1,941

	-	(838)	382	21,826

Interest expense	-	(296)	(235)	(3,904)
Amortization of mortgage procurement costs	-	(11)	(11)	(80)
Loss on early extinguishment of debt	-	-	-	(363)

Interest income	-	542	35	751
Gain (loss) on disposition of rental properties (1)	-	(1,031)	8,627	105,287

Earnings before income taxes	-	1,044	8,740	105,466

Income tax expense (benefit)
Current	-	19,527	(1,119)	25,267
Deferred	-	(19,123)	4,496	15,485

	-	404	3,377	40,752

Net earnings from discontinued operations	$-	$640	$5,363	$64,714

(1)
For the three months ended October 31, 2007, the above loss on disposition of rental properties represents an adjustment of the previously reported gain on disposition of the six Sterling Glen properties due to a change in estimate of the cost of this transaction upon settlement of final transaction costs.

Gain on Disposition of Rental Properties
The following table summarizes the pre-tax gain (loss) on disposition of rental properties for the three and nine months ended October 31, 2008 and 2007:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

Seven Sterling Glen Properties (Supported-Living Apartments) (1)	$-	$(1,031)	$8,627	$80,208
Landings of Brentwood (Apartments) (2)	-	-	-	25,079

Total	$-	$(1,031)	$8,627	$105,287

(1)
The seven properties included in the gain on disposition are Sterling Glen of Lynbrook for the nine months ended October 31, 2008 and Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford for the nine months ended October 31, 2007. For the three months ended October 31, 2007, the above loss on disposition of the six Sterling Glen properties represents an adjustment of the previously reported gain due to a change in estimate of the cost of this transaction upon settlement of final transaction costs. We elected to deposit the sales proceeds with a qualified intermediary for the purposes of identifying replacement assets under Section 1031 of the Internal Revenue Code for Sterling Glen of Plainview and Sterling Glen of Stamford.

(2)	We elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.

Upon disposal, investments accounted for on the equity method are not classified as discontinued operations under the provisions of SFAS No. 144; therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of the gains on disposition of equity method investments during the three and nine months ended October 31, 2008 and 2007, which are included in equity in earnings of unconsolidated entities in the Consolidated Statements of Operations:

		Three Months Ended		Nine Months Ended
		October 31,		October 31,
		2008	2007	2008	2007
		(in thousands)		(in thousands)
Emery-Richmond (Office Building)	(Warrensville Heights, Ohio)	$200	$-	$200	$-
One International Place (Office Building)	(Cleveland, Ohio)	-	-	881	-
White Acres (Apartments)	(Richmond Heights, Ohio)	-	-	-	2,106

		$200	$-	$1,081	$2,106

FINANCIAL CONDITION AND LIQUIDITY
We believe that our sources of liquidity and capital are adequate to meet our obligations. Recent difficulties in the real estate and mortgage markets have negatively impacted the lending and capital markets, particularly for real estate. The risk premium demanded by capital suppliers has increased significantly. Lending spreads have widened from recent levels and originations of new loans for the Commercial Mortgage Backed Securities market have virtually ceased. Underwriting standards are being tightened with lenders requiring lower loan-to values and increased debt service coverage levels. While the long-term impact cannot be known, borrowing costs for us will likely rise and financing levels will be lower.
Our principal sources of funds are cash provided by operations, the bank revolving credit facility, nonrecourse mortgage debt, dispositions of land held for sale as well as operating properties, proceeds from the issuance of senior notes and from equity joint ventures and other financing arrangements. Our principal use of funds are the financing of development and acquisitions of real estate projects, capital expenditures for our existing portfolio, principal and interest payments on nonrecourse mortgage debt, bank revolving credit facility and senior notes previously issued (see “Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects” in Item 1A. Risk Factors).
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. Our mortgage debt is nonrecourse, including our construction loans, with each property separately financed. We do not cross-collateralize our mortgage debt outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds has historically provided us with the necessary liquidity to take advantage of investment opportunities. Recent changes in the lending and capital markets have impaired the ability to sell property and to increase the rates of return to make new investment opportunities appealing. As a result of these market changes, we have dramatically cut back on new development and acquisition activities. We are taking the necessary steps required to preserve liquidity by properly aligning our overhead costs with the reduced level of development and acquisition activities and suspending cash dividends on Class A and Class B common stock.
Effective December 1, 2005, the Securities and Exchange Commission (“SEC”) adopted new rules that substantially modified the registration, communications and offering procedures under the Securities Act of 1933, as amended (“Securities Act”). These rules streamlined the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in these rules, we have determined that we were still a WKSI as of October 31, 2008; however, there is no guarantee that we will maintain this status.

Bank Revolving Credit Facility
At October 31 and January 31, 2008, our bank revolving credit facility, as most recently amended on September 10, 2008 for technical clarifications, provides for maximum borrowings of $750,000,000 and matures in March 2010. The facility bears interest at our option at either (1) a LIBOR-based rate plus 1.45% (5.11% and 4.89% at October 31 and January 31, 2008, respectively), or (2) a Prime-based rate plus .50%. We have historically elected the LIBOR-based rate option. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, specified levels of net worth (as defined in the credit facility) and a dividend and stock repurchase limitation of $40,000,000 per annual period. At October 31, 2008, we were in compliance with all of these financial covenants.
Available credit on the bank revolving credit facility at October 31 and January 31, 2008 were as follows:

	October 31, 2008	January 31, 2008
	(in thousands)

Maximum borrowings	$750,000	$750,000
Less outstanding balances:
Borrowings	213,500	39,000
Letters of credit	93,855	71,802
Surety bonds	-	-

Available credit	$442,645	$639,198

Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at October 31 and January 31, 2008:

	October 31, 2008	January 31, 2008
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$272,500	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	822,500	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	20,400	20,400
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	49,400	49,400

Total Senior and Subordinated Debt	$871,900	$886,900

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
During the three months ended October 31, 2008, we purchased, on the open market, $15,000,000, in principal, of our puttable equity-linked senior notes for $10,571,000 in cash, resulting in a gain, net of associated deferred financing costs, of $4,181,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations.
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
We entered into a registration rights agreement that required a shelf registration statement to be filed within 90 days and declared effective under the Securities Act within 180 days after October 10, 2006. We filed an immediately effective shelf registration statement under the Securities Act for the resale of the notes and the Class A common stock issuable upon our exercise of the net share settlement option on January 4, 2007. We were required to use our best efforts to keep the shelf registration statement effective until the earliest of: (1) the date all of the registrable securities have been sold pursuant to the shelf registration statement; (2) the expiration of the holding period under Rule 144(k) under the Securities Act, or any successor provision; or (3) two years from the date the shelf registration statement is declared effective. As the Rule 144 holding period has been satisfied, we are no longer required to keep the shelf registration statement effective.
Concurrent with the issuance of the notes, we purchased a call option on our Class A common stock in a private transaction. The purchased call option allows us to receive shares of our Class A common stock and/or cash from counterparties equal to the amounts of Class A common stock and/or cash related to the excess put value that we would pay to the holders of the notes if put to us. These purchased call options will terminate upon the earlier of the maturity date of the notes or the first day all of the notes are no longer outstanding due to a put or otherwise. The purchased call options, which cost an aggregate $45,885,000 ($28,155,000 net of the related tax benefit), were recorded net of tax as a reduction of shareholders’ equity through additional paid-in capital during the year ended January 31, 2007. In a separate transaction, we sold warrants to issue shares of our Class A common stock at an exercise price of $74.35 per share in a private transaction. If the average price of our Class A common stock during a defined period ending on or about the respective settlement dates exceeds the exercise price of the warrants, the warrants will be settled in shares of our Class A common stock. Proceeds received from the issuance of the warrants totaled approximately $28,923,000 and were recorded as an addition to shareholders’ equity through additional paid-in capital during the year ended January 31, 2007.
Other Senior Notes
On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering under a shelf registration statement. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in years thereafter.
On January 25, 2005, we issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering under a shelf registration statement. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by us at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter.
On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering under a shelf registration statement. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after February 10, 2009 at a redemption price equal to 100% of their principal amount plus accrued interest.
Our senior notes are unsecured senior obligations and rank equally with all existing and future unsecured indebtedness; however, they are effectively subordinated to the bank revolving credit facility and all existing and future secured indebtedness and other liabilities of our subsidiaries to the extent of the value of the collateral securing such other debt. The indentures governing the senior notes contain covenants providing, among other things, limitations on incurring additional debt and payment of dividends.
Subordinated Debt
In November 2000, we issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. We entered into a total rate of return swap (“TRS”) for the benefit of these bonds that expires on September 15, 2009. Under this TRS, we receive a rate of 8.25% and pay the Security Industry and Financial Markets Association

(“SIFMA”) rate plus a spread (0.90% through the expiration date). Interest on the bonds is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.
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
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. We recorded $164,000 and $488,000 of interest income related to this arrangement in the Consolidated Statements of Operations for the three and nine months ended October 31, 2008, respectively, and $164,000 and $558,000 for the three and nine months ended October 31, 2007, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. We do not have any rights or obligations to acquire the Senior Subordinate Bonds under this agreement. At October 31, 2008, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 ($44,000,000 at January 31, 2008) of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into a TRS with a notional amount of $58,000,000. We receive a fixed rate of 8.5% and pay SIFMA plus a spread on the TRS related to the Converted Bonds. We determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. During the three months ended October 31, 2008, one of our consolidated subsidiaries purchased $10,000,000 of the Converted Bonds from one of the investment banks. As a result, on September 12, 2008, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheet. The remaining Converted Bonds are available for sale, with unrealized holding gains and losses recorded in accumulated other comprehensive income (loss) (“OCI”). The fair value of the Converted Bonds was $58,000,000 and $44,000,000, respectively, at October 31, 2008 and January 31, 2008. In connection with the Senior Subordinate Bonds agreement described above and the TRS contracts related to $44,000,000 of the Converted Bonds, Stapleton Land II, LLC has provided certain notes receivable owned by us as collateral aggregating $18,000,000 as of October 31, 2008. We recorded net interest income of $640,000 and $2,376,000, related to the TRS in the Consolidated Statements of Operations for the three and nine months ended October 31, 2008, respectively, and $386,000 and $946,000 for the three and nine months ended October 31, 2007, respectively.
Other Structured Financing Arrangements
In May 2004, Lehman Brothers, Inc. (“Lehman”) purchased $200,000,000 in tax increment revenue bonds issued by the DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with Lehman to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC is entitled to receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index, less all fees and expenses due to Lehman (collectively, the “Fee”). On July 1, 2008, $100,000,000 of the DURA bonds were remarketed. On July 15, 2008, Stapleton Land, LLC was paid $13,838,000 of the fee, which represented the fee earned on the remarketed DURA bonds. As of October 31, 2008, $100,000,000 of the DURA bonds have not been repurchased or remarketed.
We have concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN No. 46(R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The Fee has been accounted for as a derivative with changes in fair value recorded through earnings. During the three months ended October 31, 2008, Lehman, the third party obligated to pay the Fee to us, filed for bankruptcy. As a result, we have reassessed the collectibility of the Fee and have decreased the fair value of the Fee to $-0-, resulting in an increase to operating expenses in the Consolidated Statements of Operations of $13,816,000 for the three months ended October 31, 2008. The fair value of the Fee of $23,108,000 at January 31, 2008 is recorded in other assets in the Consolidated Balance Sheets. We recorded interest income of $-0-and $4,546,000 related to the change in fair value of the Fee in the Consolidated Statements of Operations for the three and nine months ended October 31, 2008, respectively, and $1,204,000 and $5,463,000 for the three and nine months ended October 31, 2007, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $15,285,000 of this commitment as of October 31, 2008. Of the $9,215,000 remaining commitment to fund, we expect $1,200,000 to be spent over the next 12 months with the remainder expected to be spent in 2011 or thereafter.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in due in the next 24 months. During the nine months ended October 31, 2008, we completed the following financings:

Purpose of Financing	Amount
(in thousands)
Refinancings	$561,960
Development projects and acquisitions (1)	1,008,625
Loan extensions/additional fundings	336,582
$1,907,167
(1)	Represents the full amount available to be drawn on the loans.
The table listed above is the result of our success in not only refinancing scheduled maturities, but also includes early financings of future loan maturities on existing properties and additional proceeds related to our development and acquisition pipeline. Of the total 2008, 2009 and 2010 maturities reported as of October 31, 2008, over 70% of the $92,187,000 of loans that mature in 2008, over 55% of the $838,169,000 of loans that mature in 2009 and over 65% of the $509,775,000 of loans that mature in 2010 have been addressed to date through closed loans, committed refinancings and available extensions (some of which are based upon project specific performance and have been extended beyond the current fiscal year).

Interest Rate Exposure
At October 31, 2008, the composition of nonrecourse mortgage debt was as follows:

						Total
						Weighted
	Operating	Development		Land		Average
	Properties	Projects		Projects	Total	Rate
		(dollars in thousands)

Fixed	$4,095,416	$-		$2,431	$4,097,847	6.05%
Variable (1)
Taxable	1,315,604	511,984		38,775	1,866,363	5.68%
Tax-Exempt	568,216	247,348		48,000	863,564	3.11%

	$5,979,236	$759,332	(2)	$89,206	$6,827,774	5.58%

Total commitment from lenders		$1,822,216		$98,985

(1)	Taxable variable-rate debt of $1,866,363 and tax-exempt variable-rate debt of $863,564 as of October 31, 2008 is protected with swaps and caps described in the tables below.

(2)	$135,356 of proceeds from outstanding debt described above is recorded as restricted cash in our Consolidated Balance Sheets. For bonds issued in conjunction with development, the local housing authority issued the full amount of the bonds at the beginning of construction and, until costs are incurred, bond funds must remain in escrow held by a financial institution affiliated with the bond issuance.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our mortgage debt portfolio as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)(3)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)
11/01/08-02/01/09 (2)	$1,359,303	5.18%	$973,750	4.96%
02/01/09-02/01/10	1,358,672	5.03	1,073,432	4.95
02/01/10-02/01/11	426,116	5.74	732,081	5.37
02/01/11-02/01/12	-	-	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-09/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swaps discussed below.

(2)	These LIBOR-based hedges as of November 1, 2008 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2009.

(3)	Includes $640,000 for New York Times at 5.50% which expires in September 2017.
Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)
11/01/08-02/01/09	$232,025	5.98%	$57,000	3.21%
02/01/09-02/01/10	232,025	5.98	57,000	3.21
02/01/10-02/01/11	142,715	5.91	57,000	3.21
02/01/11-02/01/12	41,115	6.00	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.06% and has never exceeded 8.00%.

The interest rate hedges summarized in the previous tables were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of October 31, 2008 (dollars in thousands):
Forward Swaps

Property Accounted for
	Fully Consolidated		under the Equity Method
	Properties (1)		of Accounting (2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate

2009	$-	-	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-

(1)	As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap is marked to market through earnings on a quarterly basis. We recorded $2,058 and $(75) as an increase (reduction) of interest expense related to this forward swap in our Consolidated Statements of Operations for the three and nine months ended October 31, 2008, respectively, and $3,134 and $1,684 for the three and nine months ended October 31, 2007, respectively.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2008, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,676,000 at October 31, 2008. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and subordinated debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,578,000 at October 31, 2008. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally based on the SIFMA rate. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing that will be payable at the expiration of the TRS. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At October 31, 2008, the aggregate notional amount of TRS in which we and the Joint Ventures have an interest is approximately $476,195,000 (which includes the TRS on the $20,400,000 redevelopment bonds (refer to the “Senior and Subordinated Debt” section of the MD&A)). We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. While the bonds that have TRS have bond maturities that are generally greater than 20 years in duration, our TRS structures are generally no more than five years in duration.

Cash Flows
Operating Activities
Net cash provided by operating activities was $230,444,000 and $116,651,000 for the nine months ended October 31, 2008 and 2007, respectively. The net increase in cash provided by operating activities in the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007 of $113,793,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$120,773
Decrease in interest and other income received	(8,271)
Increase in cash distributions from unconsolidated entities	17,154
Decrease in proceeds from land sales - Land Development Group	(19,319)
Decrease in proceeds from land sales - Commercial Group	(14,476)
Decrease in land development expenditures	9,277
Decrease in operating expenditures	38,969
Increase in interest paid	(30,314)

Net increase in cash provided by operating activities	$113,793

(continued on next page)

Investing Activities
Net cash used in investing activities was $1,033,604,000 and $753,055,000 for the nine months ended October 31, 2008 and 2007, respectively. The net cash used in investing activities consisted of the following:

	Nine Months Ended October 31,
	2008	2007
	(in thousands)

Capital expenditures, including real estate acquisitions*	$(822,844)	$(992,538)

Payment of lease procurement costs and other assets, net	(60,261)	(72,675)

(Increase) decrease in restricted cash used for investing purposes:
Beekman, a mixed-use residential project under construction in Manhattan, New York	(71,605)	-
80 DeKalb Avenue, a residential project under construction in Brooklyn, New York	(35,048)	-
Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	(12,500)	-
One MetroTech Center, an office building in Brooklyn, New York	(8,791)	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	(5,040)	-
Chase Financial Tower, an office building in Cleveland, Ohio	(3,929)	-
New York Times, an office building in Manhattan, New York	11,705	(15,033)
Sky55, an apartment complex in Chicago, Illinois	4,692	-
Victoria Gardens, a retail center in Rancho Cucamonga, California	-	19,509
Investment in a development opportunity in Ardsley, New York	-	15,000
Ridge Hill, a retail center under construction in Yonkers, New York	-	4,331
Higbee Building, an office building in Cleveland, Ohio	-	3,492
Tangerine Crossing, a land development project in Tuscon, Arizona	-	3,269
Sale proceeds released from (placed in) escrow for acquisitions:
Sterling Glen of Lynbrook, a supported-living community in Lynbrook, New York	(6,349)	-
Mount Vernon Square, an apartment complex in Alexandria, Virginia	-	51,943
Battery Park City, a specialty retail center in Manhattan, New York	-	25,125
Sterling Glen of Stamford, a supported-living community in Stamford, Connecticut	-	(8,460)
Other	2,993	(9,249)

Subtotal	$(123,872)	$89,927

Proceeds from disposition of rental properties and other investments:
Seven Sterling Glen supported-living communities	$11,159	$187,468
Landings of Brentwood, an apartment complex in Nashville, Tennessee	-	67,756
Sterling Glen of Roslyn, a development project in Roslyn, New York	-	34,717
Ownership interest in a parking management company and other	4,150	751

Subtotal	$15,309	$290,692

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$519,354	$858,732
Proceeeds from disposition of rental properties and other investments including release of investing escrows	8,960	133,806
Cash provided by operating activities	236,437	-
Portion of cash on hand at the beginning of the year	58,093	-

Total Capital Expenditures	$822,844	$992,538

Investing Activities (continued)

	Nine Months Ended October 31,
	2008	2007
	(in thousands)
Change in investments in and advances to affiliates - (investment in) or return of investment:
Acquisitions:
Legacy Arboretum and Barrington Place, unconsolidated apartment complexes in Charlotte and Raleigh, North Carolina	$(7,448)	$-
Legacy Crossroads, an unconsolidated apartment complex under development in Cary, North Carolina	(4,531)	-
818 Mission Street, an unconsolidated office building in San Francisco, California	(7,782)	-
Dispositions:
One International Place, an unconsolidated office building in Cleveland, Ohio	1,589	-
Emery Richmond, an unconsolidated office building in Warrensville Heights, Ohio	300	-
Land Development:
Mesa del Sol, an unconsolidated project in Albuquerque, New Mexico	-	(8,810)
Unconsolidated project in San Antonio, Texas	3,810	-
Residential Projects:
1100 Wilshire, an unconsolidated condominium development project in Los Angeles, California	2,395	-
Ohana Military Communities, an unconsolidated military housing complex in Honolulu, Hawaii	(2,212)	-
Uptown Apartments, an unconsolidated development project in Oakland, California	(4,100)	2,249
Air Force Academy, an unconsolidated military housing complex in Colorado Springs, Colorado	-	(1,817)
Fort Lincoln III & IV, primarily refinancing proceeds from an unconsolidated apartment complex in Washington, D.C.	-	5,284
Hamptons, primarily refinancing proceeds from an unconsolidated apartment complex in Beachwood, Ohio	-	7,899
Mercury, an unconsolidated condominium development project in Los Angeles, California	-	(5,166)
Met Lofts, an unconsolidated apartment complex in Los Angeles, California	-	(1,337)
New York City Projects:
East River Plaza, an unconsolidated retail development project in Manhattan, New York	(25,786)	(6,495)
Sports arena complex and related development projects in Brooklyn, New York currently in pre-development	(1,073)	(21,363)
The Nets, a National Basketball Association franchise	(21,678)	(25,083)
Commercial Projects:
350 Massachusetts Avenue, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	24,417	-
Liberty Center, primarily refinancing proceeds from an unconsolidated office building in Pittsburgh, Pennsylvania	9,961	-
Marketplace at River Park, primarily refinancing proceeds from an unconsolidated regional mall in Fresno, California	1,920	-
Mesa del Sol Town Center, an unconsolidated development project in Albuquerque, New Mexico	(1,840)	-
Unconsolidated development activity in Las Vegas, Nevada	(6,221)	-
Waterfront Station, an unconsolidated development project in Washington, D.C.	(9,226)	(27,420)
Village at Gulfstream, an unconsolidated development project in Hallendale, Florida	2,365	(9,841)
Bulletin Building, primarily refinancing proceeds from an unconsolidated office building in San Francisco, California	-	8,648
Charlestown Town Center, primarily refinancing proceeds from an unconsolidated regional mall in Charleston, West Virginia	-	21,676
San Francisco Centre-Emporium, primarily refinancing proceeds from an unconsolidated regional mall in San Francisco, California	-	15,804
Wiregrass Ranch, an unconsolidated retail development project in Tampa, Florida	-	(11,761)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	3,204	(10,928)

Subtotal	$(41,936)	$(68,461)

Net cash used in investing activities	$(1,033,604)	$(753,055)

Financing Activities
Net cash provided by financing activities was $713,403,000 and $719,626,000 for the nine months ended October 31, 2008 and 2007, respectively. Net cash provided by financing activities consisted of the following:

	Nine Months Ended October 31,
	2008	2007
	(in thousands)
Proceeds from nonrecourse mortgage debt	$1,052,737	$1,643,003
Principal payments on nonrecourse mortgage debt	(533,383)	(784,271)
Net increase (decrease) in notes payable	24,174	(8,037)
Borrowings on bank revolving credit facility	462,500	465,000
Payments on bank revolving credit facility	(288,000)	(465,000)
Purchase of Puttable Equity-Linked Senior Notes	(10,571)	-

Decrease (increase) in restricted cash to be used for financing purposes:
Hamel Mill Lofts, a residential project under construction in Haverhill, Massachusetts	20,723	-
Lucky Strike, an apartment complex in Richmond, Virginia	7,665	(5,295)
Edgeworth Building, an office building in Richmond Virginia	2,981	1,015
Prosper, a land development project in Prosper, Texas	2,688	-
Metro 417, an apartment community in Los Angeles, California	2,558	(5,030)
101 San Fernando, an apartment community in San Jose, California	2,509	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	2,300	-
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	1,751	(1,151)
Sterling Glen of Great Neck, a supported-living community in Great Neck, New York	1,520	-
Easthaven at the Village, an apartment community in Beachwood, Ohio	(3,731)	-
Sky55, an apartment complex in Chicago, Illinois	(1,662)	4,280
Promenade in Temecula, a regional mall in Temecula, California	(1,525)	-
Legacy Lakes, a land development project in Aberdeen, North Carolina	(1,000)	-
1251 S. Michigan, an apartment complex in Chicago, Illinois	(63)	1,642
Stapleton, a mixed-use development project in Denver, Colorado	-	6,000
Sterling Glen of Roslyn, a supported-living development project in Roslyn, New York, sold in July 2007	-	2,781
New York Times, an office building in Manhattan, New York	-	(4,559)
Other	2,677	263

Subtotal	39,391	(54)

Increase (decrease) in book overdrafts, representing checks issued but not yet paid	4,602	(5,883)
Payment of deferred financing costs	(31,859)	(32,033)
Purchase of treasury stock	(651)	(3,138)
Exercise of stock options	1,133	7,062
Distribution of accumulated equity to minority partners	(3,710)	(41,202)
Dividends paid to shareholders	(24,742)	(22,558)
Increase (decrease) in minority interest	21,782	(33,263)

Net cash provided by financing activities	$713,403	$719,626

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
DIVIDENDS
At the discretion of our Board of Directors, we pay cash dividends on shares of Class A and Class B common stock. On March 26, 2008, a cash dividend of $.08 per share on both Class A and Class B common stock was declared and was paid on June 17, 2008 to shareholders of record at the close of business on June 2, 2008. On June 19, 2008, a cash dividend of $.08 per share on both Class A and Class B common stock was declared and was paid on September 15, 2008 to shareholders of record at the close of business on August 29, 2008, the last business day prior to the Board of Director’s resolution date of September 1, 2008, which was a legal holiday. On September 24, 2008, a cash dividend of $.08 per share on both Class A and Class B common stock was declared and will be paid on December 15, 2008 to shareholders of record at the close of business on December 1, 2008. On December 5, 2008, our Board of Directors suspended the cash dividends on shares of Class A and Class B common stock following the payment of dividends scheduled for December 15, 2008, until such dividends are reinstated.
VARIABLE INTEREST ENTITIES
As of October 31, 2008, we determined that we are the primary beneficiary under FIN No. 46(R) of 33 VIEs representing 22 properties (20 VIEs representing 10 properties in Residential Group, 11 VIEs representing 10 properties in Commercial Group and 2 VIEs/properties in Land Development Group). As of October 31, 2008, we held variable interests in 42 VIEs for which we are not the primary beneficiary. As of October 31, 2008, the maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $101,000,000. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and the Nets.
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE that holds collateralized borrowings of $29,000,000 (See “Senior and Subordinated Debt” section of MD&A) as of October 31, 2008.
NEW ACCOUNTING STANDARDS
In November 2008, the FASB voted on the effective date and other amendments of Proposed FASB Staff Position (“FSP”) No. FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP will require additional disclosures about transfers of financial assets and involvement with variable interest entities. This statement is expected to be issued in December 2008 and will be effective for all reporting periods ending after December 15, 2008 and will require additional disclosures in our Form 10-K for the year ending January 31, 2009.
Previously, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted this statement for our financial assets and liabilities on February 1, 2008.
In October 2008, FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS No. 157-3”), which clarifies the application of SFAS No. 157. FSP FAS No. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this standard as of October 31, 2008 did not have a material impact on our consolidated financial statements.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: an Amendment of SFAS No. 133 and FIN No. 45; and Clarification of the Effective Date of SFAS No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how credit derivatives and any hybrid instruments affect an entity’s financial position, financial performance and cash flows. FSP SFAS 133-1 and FIN 45-4 also expands the disclosure requirements of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” by requiring the seller of a credit derivative to disclose the current status of the payment/performance risk of the guarantee. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after November 15, 2008. We are currently assessing the impact FSP No. 133-1 and FIN 45-4 will have on our consolidated financial statement disclosures.
In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. We are currently assessing the impact that FSP EITF 03-6-1 will have on our consolidated financial statements and results of operations for the share-based payment programs currently in place.
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
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This statement will change the accounting treatment for our 3.625% Puttable Equity-Linked Senior Notes due October 2011, which were issued in October 2006. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, we expect to record additional capitalized interest based on the qualifying expenditures on our development projects. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The impact of the retrospective application of FSP APB 14-1 is expected to result in additional non-cash interest expense of approximately $1,500,000 (net of capitalized interest on our qualifying expenditures) for the year ended January 31, 2009.
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
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently assessing the impact SFAS No. 161 will have on our consolidated financial statement disclosures.
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

CLASS A COMMON UNITS
Master Contribution Agreement
We and certain of our affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a newly-formed jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the minority interests under the purchase method of accounting. After a one-year lock-up period, which expired on November 7, 2007, the Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. Also pursuant to the Master Contribution Agreement, we and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and we, in our discretion, choose among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
New York Times and Twelve MetroTech Center
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, recently achieved stabilization. During the nine months ended October 31, 2008, we elected to cause certain of our affiliates to acquire for cash the BCR Entities’ interests in the two projects pursuant to agreements dated May 6, 2008 and May 12, 2008, respectively. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of ours and will receive approximately $121,000,000 over a 15 year period. An affiliate of ours has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of ours expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement. As was provided in the Master Contribution Agreement, the agreement also includes customary representations and warranties from the applicable BCR Entities regarding the operation of the projects. The applicable BCR Entities will indemnify the applicable FCE Entities for breaches of the representations and warranties subject to certain time limits and limitations on liability. Consistent with the Master Contribution Agreement, the applicable FCE Entities agreed to indemnify the applicable BCR Entities for losses resulting from claims made after the transfer of Mr. Ratner’s interests.
The consideration exchanged by us for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. We calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This discounted amount of $56,495,000 was recorded in accounts payable and accrued expenses on our Consolidated Balance Sheets and will be accreted up to the total liability through interest expense over the next 15 years using the effective interest method.
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

Other Related Party Transactions
During the three months ended October 31, 2008, in accordance with the parties prior understanding, we redeemed Mr. Ratner’s minority ownership interests in two entities in exchange for our majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” as acquisitions of the minority interests in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of minority interest of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the three and nine months ended October 31, 2008 and 2007 as the results do not have a material impact on the Consolidated Statements of Operations.
SUBSEQUENT EVENT
In November 2008, we approved and communicated to all employees, a plan to initiate involuntary employee separations in various areas of our workforce to reduce costs. We provided outplacement services to all employees terminated under this plan and severance payments based on years of service and certain other defined criteria. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, we recorded a charge of approximately $5,300,000, for estimated termination costs (outplacement and severance) in connection with the one-time benefit arrangement during November 2008.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2008, as updated in Part II, Item 1A of this Form 10-Q, and other factors that might cause differences, some of which could be material, include, but are not limited to, general real estate development and investment risks including lack of satisfactory financing, construction and lease-up delays and cost overruns, the impact of current market volatility on our development pipeline, liquidity and ability to finance projects, dependence on rental income from real property, reliance on major tenants, the effect of economic and market conditions on a nationwide basis as well as in our primary markets, vacancies in our properties, downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, department store consolidations, international activities, the impact of terrorist acts, risks associated with an investment in and operation of a professional sports team, conflicts of interests, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility, the level and volatility of interest rates, the continued availability of tax-exempt government financing, effects of uninsured or underinsured losses, environmental liabilities, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, changes in market conditions, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Recent difficulties in the real estate and mortgage markets have negatively impacted the lending and capital markets. Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see “Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At October 31, 2008, our outstanding variable-rate debt portfolio consisted of $2,079,862,000 of taxable debt (which includes $213,500,000 related to the bank revolving facility) and $883,964,000 of tax-exempt variable-rate debt (which includes $20,400,000 of subordinated debt). Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)(3)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)
11/01/08-02/01/09 (2)	$1,359,303	5.18%	$973,750	4.96%
02/01/09-02/01/10	1,358,672	5.03	1,073,432	4.95
02/01/10-02/01/11	426,116	5.74	732,081	5.37
02/01/11-02/01/12	-	-	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-09/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swaps discussed below.
(2)	These LIBOR-based hedges as of November 1, 2008 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2009.
(3)	Includes $640,000 for New York Times at 5.50%, which expires in September 2017.
Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)
11/01/08-02/01/09	$232,025	5.98%	$57,000	3.21%
02/01/09-02/01/10	232,025	5.98	57,000	3.21
02/01/10-02/01/11	142,715	5.91	57,000	3.21
02/01/11-02/01/12	41,115	6.00	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The tax-exempt caps expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.06% and has never exceeded 8.00%.

The interest rate hedges summarized in the previous tables were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five and ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of October 31, 2008 (dollars in thousands):
Forward Swaps

Property Accounted for
	Fully Consolidated		under the Equity Method
	Properties (1)		of Accounting (2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate

2009	$-	-	$-	-
2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-

(1)	As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, the receipt or payment of cash at termination on these forward swaps will be recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)	This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap is marked to market through earnings on a quarterly basis. We recorded $2,058 and $(75) as an increase (reduction) of interest expense related to this forward swap in our Consolidated Statements of Operations for the three and nine months ended October 31, 2008, respectively, and $3,134 and $1,684 for the three and nine months ended October 31, 2007, respectively.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of October 31, 2008, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $10,676,000 at October 31, 2008. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and subordinated debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,578,000 at October 31, 2008. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At October 31 and January 31, 2008, interest rate caps and swaptions were reported at fair value of approximately $4,496,000 and $209,000, respectively, in other assets in the Consolidated Balance Sheets. At October 31 and January 31, 2008, interest rate swap agreements and TRS, which had a positive fair value of approximately $2,581,000 and $3,019,000, respectively, were included in other assets in the Consolidated Balance Sheets. At October 31 and January 31, 2008, interest rate swap agreements and TRS, which had a negative fair value of approximately $126,935,000 and $109,232,000, respectively (which includes the forward swaps), were included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
We estimate the fair value of our long-term debt by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table listed below contains our assessment of the fair value of our long-term debt at October 31, 2008.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
		(in thousands)
Fixed	$4,949,348	$4,386,807	$4,605,025
Variable
Taxable	2,079,862	1,926,075	1,990,761
Tax-Exempt	883,964	837,944	956,297
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
October 31, 2008

			Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	10/31/08	Value 10/31/08
				(dollars in thousands)
Fixed:
Fixed-rate debt	$16,305	$239,195	$161,275	$370,983	$330,098	$2,979,992	$4,097,848	$3,885,182
Weighted average interest rate	6.46%	6.83%	7.18%	7.04%	5.98%	5.80%	6.05%

Senior & subordinated debt (1)	-	-	-	272,500	-	579,000	851,500	501,625
Weighted average interest rate	0.00%	0.00%	0.00%	3.63%	0.00%	7.30%	6.13%

Total Fixed-Rate Debt	16,305	239,195	161,275	643,483	330,098	3,558,992	4,949,348	4,386,807

Variable:
Variable-rate debt	75,882	598,974	348,500	98,815	45,366	698,825	1,866,362	1,716,686
Weighted average interest rate (2)	5.24%	5.76%	4.51%	4.63%	6.48%	6.34%	5.68%

Tax-exempt	-	-	-	670	204,760	658,134	863,564	817,544
Weighted average interest rate (2)	0.00%	0.00%	0.00%	2.32%	3.46%	3.00%	3.11%

Bank revolving credit facility (1)	-	-	213,500	-	-	-	213,500	209,389
Weighted average interest rate (2)	0.00%	0.00%	5.11%	0.00%	0.00%	0.00%	5.11%

Subordinated debt (1)	-	-	20,400	-	-	-	20,400	20,400
Weighted average interest rate	0.00%	0.00%	2.72%	0.00%	0.00%	0.00%	2.72%

Total Variable-Rate Debt	75,882	598,974	582,400	99,485	250,126	1,356,959	2,963,826	2,764,019

Total Long-Term Debt	$92,187	$838,169	$743,675	$742,968	$580,224	$4,915,951	$7,913,174	$7,150,826

Weighted average interest rate	5.45%	6.07%	5.21%	5.46%	5.13%	5.68%	5.61%

(1)	Represents recourse debt.

(2)	Weighted average interest rate is based on current market rates as of October 31, 2008.

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

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2008.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In light of unprecedented events during the past few months, such as the Federal Reserve’s actions to restore short-term liquidity in the market, the collapse of major financial institutions and the bailout of other institutions by the federal government, we are updating the risk factors “We Are Subject to Risks Associated with Investments in Real Estate” and “We Are Subject to Real Estate Development Risks” disclosed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended January 31, 2008 and adding “Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects” to provide additional information. Except to the extent updated below, there have been no material changes to the risk factors that we disclosed in our Annual Report.
We Are Subject to Risks Associated with Investments in Real Estate
The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those developments that are specific to our properties. General factors that may adversely affect our real estate portfolios include:
•	Increases in interest rates;

•	The availability of financing on acceptable terms, or at all, particularly given the recent and significant market deterioration, which has resulted in the tightening of lending standards and reduced access to capital;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;

•	Decreases in rental rates;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	The financial condition of tenants, including the extent of bankruptcies and defaults;

•	An increase in supply or decrease in demand of our property types in our primary markets;

•	A continuation of terrorist activities or other acts of violence or war in the United States of America or abroad or the occurrence of such activities or acts that impact properties in our real estate portfolios or that may impact the general economy;

•	Continuation or escalation of tensions in the Middle East;

•	Declines in consumer spending during an economic recession that adversely affect our revenue from our retail centers;

•	Further declines in housing markets that adversely affect our revenue from our land segment; and

•	The adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.
If any of the foregoing risks were to occur or continue, our business could be adversely impacted. There is a particular concern for the real estate industry with a continued deterioration of the economic conditions that the nation has recently experienced. There have been significant declines in housing markets across the United States, which originated in the sub-prime residential mortgage market and later extended to the broader real estate markets. During 2008 and particularly during the last few months, there has been a significant tightening of the credit markets and reduced access to liquidity, all of which have had a negative impact on the national economy, affecting consumer confidence and spending and negatively impacting the volume of real estate transactions. If this downturn in the national economy were to continue, or worsen, the value of our properties, as well as the income we receive from our properties could be adversely affected.

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
We Are Subject to Real Estate Development Risks
In addition to the risks described above, which could also adversely impact our development projects, our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget, being delayed or being prevented from completion include:
•	An inability to secure sufficient financing on favorable terms, or at all, including an inability to refinance construction loans;

•	Construction delays or cost overruns, either of which may increase project development costs;

•	An increase in commodity costs;

•	An inability to obtain zoning, occupancy and other required governmental permits and authorizations;

•	An inability to secure tenants or anchors necessary to support the project;

•	Failure to achieve or sustain anticipated occupancy or sales levels; and

•	Threatened or pending litigation.
Some of these development risks have been magnified given current adverse industry and market conditions. See also “Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects” below. If any of these events occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct and lease-up a development property has substantially increased, which could adversely impact our projected returns or result in a termination of the development project.
In the past, we have elected not to proceed, or have been prevented from proceeding, with certain development projects, and we anticipate that this may occur again from time to time in the future. In addition, development projects may be delayed or terminated because a project partner or prospective anchor withdraws or a third party challenges our entitlements or public financing.
The overall economic climate remains challenging, as a result of the ongoing stress on the capital markets, including continued variable interest rate volatility. We are party to financial arrangements and tenant leases with some of the companies most impacted by these events. Our projects under construction are proceeding on schedule and our operating portfolio continues to meet our expectations, but we have slowed the pace of our development and are taking prudent steps to mitigate risk to our portfolio and maintain optimum levels of liquidity and profitability. If we are unable to or decide not to proceed with certain projects, we could incur write-offs, some of which could be substantial, which would have an adverse affect on our results of operations. If circumstances require us or we elect to delay projects, we would incur additional carrying costs, which could negatively impact our liquidity.

We periodically serve as either the construction manager or the general contractor for our development projects. The construction of real estate projects entails unique risks, including risks that the project will fail to conform to building plans, specifications and timetables. These failures could be caused by labor strikes, weather, government regulations and other conditions beyond our control. In addition, we may become liable for injuries and accidents occurring during the construction process that are underinsured or not insured.
In the construction of new projects, we generally guarantee the lender of the construction loan the lien-free completion of the project. This guaranty is recourse to us and places the risk of construction delays and cost overruns on us. In addition, from time to time, we guarantee our construction obligations to major tenants and public agencies. These types of guarantees are released upon completion of the project, as defined. We may have significant expenditures in the future in order to comply with our lien-free completion obligations.
Examples of projects that face these and other development risks include the following:
•	Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, a long-term $4.0 billion mixed-use project in downtown Brooklyn expected to feature an 850,000 square foot sports and entertainment arena for the Nets basketball team, a franchise of the NBA. The acquisition and development of Brooklyn Atlantic Yards has been formally approved by the required state governmental authorities but final documentation of the transactions are subject to the completion of negotiations with local and state governmental authorities, including negotiation of the applicable development documentation and public subsidies. Pre-construction activities have commenced for the potential removal, remediation or other activities to address environmental contamination at, on, under or emanating to or from the land. There are also two lawsuits filed challenging the approval process and use of eminent domain which may not be resolved in our favor resulting in Brooklyn Atlantic Yards not being developed at all or not being developed with the features we anticipate. As a result of the foregoing, this project has experienced delays and may continue to experience further delays. There is also the potential for increased costs and delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) our inability to obtain tax-exempt financing or the availability of financing or public subsidies, (iv) our inability to meet required equity contributions, (v) increasing rates for financings, (vi) loss of arena sponsorships and related revenues and (vii) other potential litigation seeking to enjoin or prevent the project for which there may not be insurance coverage. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of the Nets to the planned arena. The arena itself (and its plans) along with any movement of the team is subject to approval by the NBA, which we may not receive. If any of the foregoing risks were to occur, we may not be able to develop Brooklyn Atlantic Yards to the extent intended or at all. Even if we are able to continue with the development, we would likely not be able to do so as quickly as originally planned.

•	Military Family Housing. We have formed various partnerships, primarily with the United States Department of the Navy, to engage in the ownership, redevelopment and operation of United States Navy and United States Marine Corps military family housing communities. We have also formed a joint venture partnership to redevelop and operate, under a ground lease, United States Air Force military family communities. These military family communities, comprising approximately 12,000 housing units, are located primarily on the islands of Oahu and Kauai, Hawaii; Chicago, Illinois; Seattle, Washington; and Colorado Springs, Colorado. The number of military personnel stationed in these areas could be affected by future Defense Base Closure and Realignment Commission decisions. In addition, our partnerships are at risk that future federal appropriations for Basic Allowance for Housing (“BAH”) and local market adjustments to BAH do not keep pace with increases in property taxes, utilities and other operating expenses for the partnerships. We are also subject to the risk of competition from other local housing options available to the military personnel. We have limited experience in projects of this type, and we cannot assure you we will be able to complete them successfully.

•	For-Sale Condominiums. We are engaged in the development of condominiums in selected markets. Current condominium projects include Mercury, a previously unfinished office building in Los Angeles, California, and Central Station in Chicago, Illinois. While we have previously developed for-sale condominium projects with partners, we are developing some of these projects during a housing downturn without the development assistance of one or more partners. We may not be able to sell the units at the projected sales prices for a number of reasons, including, without limitation, a rise in interest rates, continued softening of the housing market and the inability of prospective buyers to secure financing, which risk has been heightened due to the current financial crisis affecting the U.S. economy.

Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects
Recent difficulties in the real estate and sub-prime mortgage markets have negatively impacted the lending and capital markets, particularly for real estate. During 2008 and particularly during the last few months, the capital markets have witnessed significantly adverse conditions, including a substantial reduction in the availability of and access to capital. The risk premium demanded by capital suppliers has increased markedly, as they are demanding greater compensation for credit risk. Lending spreads have widened from recent levels and originations of new loans for the commercial mortgage backed securities have decreased dramatically, if not ceased entirely. Underwriting standards are being tightened. In addition, recent failures and consolidations of certain financial institutions have decreased the number of potential lenders, resulting in reduced lending levels available to the market. The continuation of these market conditions, combined with the volatility in the financial markets, has made our ability to access capital increasingly challenging. We are unlikely to be able to obtain financings today on terms comparable to those we have secured in the past, and our financing costs may be significantly higher. These conditions have required us to curtail our investment in new development projects, which will negatively impact the future growth of our business. A continuation of these conditions may require us to further curtail our development projects and potentially write down our investments in these projects.
The adverse market conditions also impact our ability to, and the cost at which we, refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit. While some of our current financings have extension options, some of those are contingent upon pre-determined underwriting qualifications. We cannot assure you that a given project will meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due could result in foreclosure on the properties pledged as collateral thereof, which could result in a loss of our full investment in such properties. While we are actively working to refinance or extend our maturing debt obligations, we cannot assure you that we will be able to do so on a timely basis. Moreover, we expect refinancing to occur on less favorable terms. Lenders in these market conditions will typically require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity infusions to the project.
Of our total outstanding debt of approximately $7.9 billion at October 31, 2008, approximately $92.2 million becomes due in fiscal 2008, approximately $838.2 million becomes due in fiscal 2009 and approximately $743.7 million becomes due in fiscal 2010. This is inclusive of credit enhanced mortgage debt we have obtained for a number of our properties to back the bonds that are issued by a government authority and then remarketed to the public. Generally, the credit enhancement, such as a letter of credit, expires prior to the terms of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires. However, if the credit enhancement is called upon due to the inability to remarket the bonds, the bonds would not only incur additional interest expense, but it could accelerate the debt maturity to as early as 90 days after the advancement occurs. As of October 31, 2008, one bond was held with the credit enhancer and is included in our current maturities listed above.
Our bonds that are structured in a total rate of return swap arrangement (“TRS”) have maturities reflected in the year the bond matures as opposed to the TRS maturity date, which is likely to be earlier. Throughout the life of the TRS, if the property is not performing at designated levels or due to changes in market conditions, the property may be obligated to make collateral deposits with the counterparty. At expiration of the TRS arrangement, the property must pay or is entitled to the difference, if any, between the fair market value of the bond and par. If the property does not post collateral or make the counterparty whole at expiration, the counterparty could foreclose on the property.
With the turmoil in the capital markets, an increasing number of financial institutions have sought federal assistance or failed. In the event of a failure of a lender or counterparty to a financial contract, many forms of assets may be at risk and may not be fully returned to us, as was the case with amounts due to us from Lehman Brothers, Inc. of $13.8 million related to a bond remarketing performance fee at our Stapleton project in Denver, Colorado.
Finally, while we currently have access to liquidity through our $750 million revolving credit facility, the facility matures in March 2010. In light of challenging market conditions, lenders under our facility may not agree to renew or extend the agreement at current commitment levels, on similar terms or at all. As a result, our financing costs could increase and our access to liquidity could decrease, which would adversely affect our ability to continue our development activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) — Not applicable.
(c) — Repurchase of equity securities during the quarter.

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Class A Common Stock
August 1 through August 31, 2008	-	$-	-	-
September 1 through September 30, 2008	-	$-	-	-
October 1 through October 31, 2008 (1)	462	$19.79	-	-

Total	462	$19.79	-	-

(1)	During October 2008, the Company repurchased into treasury 462 shares of Class A common stock to satisfy the minimum tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program.

Item 6. Exhibits

Exhibit
Number		Description of Document

*3.1	-	Amended Articles of Incorporation of Forest City Enterprises, Inc., restated effective October 1, 2008.

3.2	-	Code of Regulations as amended June 15, 2006, incorporated by reference to Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended July 31, 2006 (File No. 1-4372).

4.1	-
Senior Note Indenture, dated as of May 19, 2003, between Forest City Enterprises, Inc., as issuer, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.2	-	Form of 7.625% Senior Note due 2015, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 20, 2003 (File No. 1-4372).

4.3	-	Form of 7.375% Senior Note due 2034, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed on February 10, 2004 (File No. 1-4372).

4.4	-	Form of 6.5% Senior Note due 2017, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on January 26, 2005 (File No. 1-4372).

4.5	-
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

+10.1	-	Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Exhibit 10.42 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.2	-	Supplemental Unfunded Deferred Compensation Plan for Executives, incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended January 31, 1997 (File No. 1-4372).

+10.3	-	Deferred Compensation Plan for Executives, effective as of January 1, 1999, incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.4	-
First Amendment to the Deferred Compensation Plan for Executives, effective as of October 1, 1999, incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.5	-
Second Amendment to the Deferred Compensation Plan for Executives, effective as of December 31, 2004, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.6	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.7	-
Deferred Compensation Plan for Nonemployee Directors, effective as of January 1, 1999, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K for the year ended January 31, 1999 (File No. 1-4372).

+10.8	-
First Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective October 1, 1999, incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

+10.9	-
Second Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 10, 2000, incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-38912).

Exhibit
Number		Description of Document

+10.10	-
Third Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective March 12, 2004, incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q for the quarter ended July 31, 2004 (File No. 1-4372).

+10.11	-
Fourth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of December 31, 2004, incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.12	-
Fifth Amendment to the Deferred Compensation Plan for Nonemployee Directors, effective as of March 26, 2008, incorporated by reference to Exhibit 10.60 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.13	-
Forest City Enterprises, Inc. 2005 Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2008), incorporated by reference to Exhibit 10.60 to the Company’s Form 10-Q for the quarter ended April 30, 2008 (File No. 1-4372).

+10.14	-
Forest City Enterprises, Inc. Executive Short-Term Incentive Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.15	-
Forest City Enterprises, Inc. Executive Long-Term Incentive Plan (As Amended and Restated as of June 19, 2008), incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.16	-
Forest City Enterprises, Inc. Senior Management Short-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.17	-
Forest City Enterprises, Inc. Senior Management Long-Term Incentive Plan (Effective February 1, 2008), incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.18	-
Forest City Enterprises, Inc. Amended Board of Directors Compensation Policy, effective February 1, 2008, incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.19	-
Forest City Enterprises, Inc. Unfunded Nonqualified Supplemental Retirement Plan for Executives (As Amended and Restated Effective January 1, 2008), incorporated by reference to Exhibit 10.59 to the Company’s Form 10-K for the year ended January 31, 2008 (File No. 1-4372).

+10.20	-
Amended and Restated Form of Stock Option Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.21	-
Amended and Restated Form of Restricted Stock Agreement, effective as of June 8, 2004, incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q for the quarter ended April 30, 2005 (File No. 1-4372).

+10.22	-	Form of Forest City Enterprises, Inc. Performance Shares Agreement, incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 24, 2008 (File No. 1-4372).

+10.23	-
Form of Forest City Enterprises, Inc. Nonqualified Stock Option Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.66 to the Company’s Form 10-Q for the quarter ended July 31, 2008. (File No. 1-4372).

+10.24	-
Form of Forest City Enterprises, Inc. Restricted Shares Agreement for Nonemployee Directors, incorporated by reference to Exhibit 10.67 to the Company’s Form 10-Q for the quarter ended July 31, 2008 (File No. 1-4372).

+10.25	-
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

+10.30	-
Employment Agreement (re: death benefits) entered into on May 31, 1999, between Forest City Enterprises, Inc. and Thomas G. Smith dated December 27, 1995, incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q for the quarter ended October 31, 1999 (File No. 1-4372).

+10.31	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.32	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.33	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.34	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.35	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.36	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.37	-
Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

10.38	-
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

10.39	-
Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

10.40	-
Amended and Restated Credit Agreement, dated as of June 6, 2007, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 12, 2007 (File No. 1-4372).

Exhibit
Number		Description of Document

10.41	-
Additional Bank Assumption Agreement by and among The Bank of New York, Forest City Rental Properties Corporation, and KeyBank in its capacity as administrative agent under the Credit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2007 (File No. 1-4372).

10.42	-
Additional Bank Assumption Agreement by and among Wachovia Bank, N.A., Forest City Rental Properties Corporation, and KeyBank in its capacity as administrative agent under the Credit Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 20, 2007 (File No. 1-4372).

10.43	-
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

*10.44	-
First Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2008, by and among Forest City Rental Properties Corporation, Key Bank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein.

10.45	-
Amended and Restated Guaranty of Payment of Debt, dated as of June 6, 2007, by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 12, 2007 (File No. 1-4372).

*10.46	-
First Amendment to Amended and Restated Guaranty of Payment of Debt, dated as of September 10, 2008, by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein.

+10.47	-
Separation Agreement, dated April 1, 2008, by and between Forest City Enterprises, Inc. and Thomas G. Smith, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2008 (File No. 1-4372).

+10.48	-
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

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date: December 8, 2008	/S/ ROBERT G. O’BRIEN

	Name:	Robert G. O’Brien
	Title:	Executive Vice President and Chief Financial Officer

Date: December 8, 2008	/S/ LINDA M. KANE

	Name:	Linda M. Kane
	Title:	Senior Vice President, Chief Accounting and Administrative Officer

Exhibits Index

Exhibit
Number		Description of Document

3.1	-	Amended Articles of Incorporation of Forest City Enterprises, Inc., restated effective October 1, 2008.

10.44	-
First Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2008, by and among Forest City Rental Properties Corporation, Key Bank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein.

10.46	-
First Amendment to Amended and Restated Guaranty of Payment of Debt, dated as of September 10, 2008, by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.