Form 10-K
period 2009-01-31
FOREST CITY ENTERPRISES INC
filed 2009-03-30
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check  mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  ☐     NO  ☒
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check  mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐     NO  ☒
The aggregate market value of the outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,894,505,746.
The number of shares of registrant’s common stock outstanding on March 25, 2009 was 80,766,501 and 22,686,427 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2009 are incorporated by reference into Part III to the extent described herein.

Forest City Enterprises, Inc. and Subsidiaries
Annual Report on Form 10-K
For The Year Ended January 31, 2008

PART I

PART I
Item 1. Business
Founded in 1920 and publicly traded since 1960, Forest City Enterprises, Inc. (with its subsidiaries, the “Company” or “Forest City”) is principally engaged in the ownership, development, management and acquisition of commercial and residential real estate properties in 27 states and the District of Columbia. At January 31, 2009, the Company had approximately $11.4 billion in consolidated assets, of which approximately $10.6 billion was invested in real estate, at cost. The Company’s core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. The Company has offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters in Cleveland, Ohio. The Company’s portfolio of real estate assets is diversified both geographically and among property types.
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
Segments of Business
The Company currently has five segments: Commercial Group, Residential Group, Land Development Group, the New Jersey Nets (“The Nets”) and Corporate Activities. Financial information about industry segments required by this item is included in Item 8 - Financial Statements and Supplementary Data, Note L - Segment Information.
Commercial Group
The Company has developed and/or acquired retail projects for more than 50 years and office and mixed-use projects for more than 30 years. The Commercial Group owns a diverse portfolio in both urban and suburban locations in 16 states. The Commercial Group targets densely populated markets where it uses its expertise to develop complex projects, often employing public and/or private partnerships. As of January 31, 2009, the Commercial Group owned interests in 101 completed properties, including 47 retail properties (approximately 14.6 million gross leasable square feet), 48 office properties (approximately 13.3 million gross leasable square feet) and 5 hotels (1,823 rooms).
The Company opened its first community retail center in 1948 and its first enclosed regional mall in 1962. Since then, it has developed regional malls and specialty retail centers. The specialty retail centers include urban retail centers, entertainment-based centers, community centers and power centers (collectively, “specialty retail centers”). As of January 31, 2009, the Commercial Group’s retail portfolio consisted of 19 regional malls (including 2 under construction) with gross leasable area (“GLA”) of 9.9 million square feet and 31 specialty retail centers (including 1 under construction) with a total GLA of 7.0 million square feet.
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
Residential Group
The Company’s Residential Group owns, develops, acquires, leases and manages residential rental properties in 21 states and the District of Columbia. The Company has been engaged in apartment community development for over 50 years beginning in Northeast Ohio and gradually expanding nationally. Its residential portfolio includes middle-market apartments, upscale urban properties and adaptive re-use developments. The Residential Group develops for-sale condominium projects and also owns, develops and manages military family housing. Additionally, the Company also owns a select number of supported-living facilities.
At January 31, 2009, the Residential Group’s operating portfolio consisted of 36,257 units in 122 properties in which Forest City has an ownership interest. In addition, the Company owns a residual interest in and manages 8 properties containing 1,260 units of syndicated senior citizen subsidized housing.
Land Development Group
The Company has been in the land development business since the 1930s. The Land Development Group acquires and sells raw land and sells fully-entitled developed lots to residential, commercial and industrial customers. The Land Development Group also owns and develops raw land into master-planned communities, mixed-use projects and other residential developments. As of January 31, 2009, the Company owned approximately 10,840 acres of undeveloped land for these commercial and residential development purposes. The Company has an option to purchase 1,488 acres of developable land at its Stapleton project in Denver, Colorado, and 5,731 acres of developable land at its Mesa del Sol project in Albuquerque, New Mexico. The Company has land development projects in 12 states.
Historically, the Land Development Group’s activities focused on land development projects in Northeast Ohio. Over time, the Land Development Group’s activities expanded to larger, more complex projects. The Land Development Group has extended its activities on a national basis, first in Arizona, and more recently in Illinois, North Carolina, Florida, Colorado, Texas, New Mexico, South Carolina, New York, Missouri and Washington. Land development activities at the Company’s Stapleton project in Denver, Mesa del Sol project in Albuquerque and Central Station project in downtown Chicago are reported in the Land Development Group.
As of the end of fiscal 2008, the Company had purchased 1,447 acres at Stapleton, leaving a balance of 1,488 acres that may be acquired through an option held by the Company for additional development over the course of the next 7 years. Over and above the developable land that may be purchased through an option held by the Company, 1,116 acres of Stapleton are reserved for regional parks and open space, of which 604 acres is under development or has been completed. Aside from land sales activities, Stapleton currently has over 2,000,000 square feet of retail space, approximately 350,000 square feet of office space, over 1.3 million of other commercial space and 484 apartment units in place.
Additionally, as of the end of fiscal 2008, the Company had purchased 3,175 acres at Mesa del Sol, leaving a balance of 5,731 acres to be acquired for additional development over the course of the next 25 to 50 years. Aside from land sales activities, Mesa del Sol currently has 198,000 square feet of office space in place, which is included in the Commercial Group segment.
In addition to sales activities of the Land Development Group, the Company also sells land acquired by its Commercial Group and Residential Group adjacent to their respective projects. Proceeds and related costs from such land sales are included in the revenues and expenses of such groups.
The Nets
On August 16, 2004 the Company purchased an ownership interest in The Nets, a franchise of the National Basketball Association (“NBA”). The Company accounts for its investment on the equity method of accounting. Although the Company has a legal ownership interest of approximately 23% in The Nets, the Company recognized approximately 54%, 25% and 17% of the net loss for the years ended January 31, 2009, 2008 and 2007, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets.
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
In addition to real estate competition, the Company faces competition related to the operation of The Nets, a professional sports franchise.  Specifically, The Nets are in competition with other major league sports, college athletics and other sports-related and non-sports related entertainment. If The Nets are not able to successfully manage this risk, they may incur additional losses resulting in an increase of the Company’s share of the total losses, which are allocated to each member based on an analysis of the respective members’ claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets.
Number of Employees
The Company had 3,237 employees as of January 31, 2009, of which 2,845 were full-time and 392 were part-time.
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
The Company’s corporate governance guidelines including the Company’s Code of Ethical and Legal Conduct and committee charters are also available on the Company’s website at www.forestcity.net or in print to any stockholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113.
The information found on the Company’s website or the SEC website is not part of this Annual Report on Form 10-K.
Item 1A. Risk Factors
Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt
Ongoing economic conditions have negatively impacted the lending and capital markets, particularly for real estate. The capital markets have witnessed significant adverse conditions, including a substantial reduction in the availability of and access to capital. The risk premium demanded by capital suppliers has increased markedly, as they are demanding greater compensation for credit risk. Lending spreads have widened from recent levels and originations of new loans for the commercial mortgage backed securities have essentially ceased. Underwriting standards are being tightened. In addition, recent failures and consolidations of certain financial institutions have decreased the number of potential lenders, resulting in reduced lending levels available to the market. The continuation of these market conditions, combined with the volatility in the financial markets, has made our ability to access capital increasingly challenging. It is very unlikely that we will be able to obtain financings today on terms comparable to those we have secured in the past, and our financing costs may be significantly higher. These conditions have required us to curtail our investment in new development projects, which will negatively impact the future growth of our business. A continuation of these conditions may require us to further curtail our development, redevelopment or expansion projects and potentially write down our investments in some projects.
The adverse market conditions also impact our ability to, and the cost at which we, refinance our debt and obtain renewals or replacement of credit enhancement devices, such as letters of credit. While some of our current financings have extension options, some of those are contingent upon pre-determined underwriting qualifications. We cannot assure you that a given project will meet the required conditions to qualify for such extensions. Our inability to extend, repay or refinance our debt when it becomes due, including upon acceleration, could result in foreclosure on the properties pledged as collateral thereof, which could result in a loss of our full investment in such properties. While we are actively working to refinance or extend our maturing debt obligations, we cannot assure you that we will be able to do so on a timely basis. Moreover, we expect refinancing to occur on less favorable terms. Lenders in these market conditions will typically require a higher rate of interest, repayment of a portion of the outstanding principal or additional equity infusions to the project.
Of our total outstanding long-term debt of approximately $8.3 billion at January 31, 2009, approximately $882.7 million becomes due in fiscal 2009, approximately $1.05 billion becomes due in fiscal 2010 and approximately $862.5 million becomes due in fiscal 2011. If these amounts cannot be refinanced, extended or repaid from other sources, such as sales of properties or new equity, our cash flow may not be sufficient to repay all maturing debt. This inability to repay is heightened with our revolving credit facility and senior debt as we have limited sources to fund such repayment.
At January 31, 2009, we have one non-recourse mortgage amounting to $12.5 million that has matured and is currently past due. If we are unable to negotiate an extension or refinancing of the mortgage, the lender could commence foreclosure proceedings and we could lose the property. Four of our joint ventures accounted for under the equity method of accounting have non-recourse mortgages that are past due or in default at January 31, 2009. If we are unable to negotiate an extension or refinancing or cure the default on those mortgages, the lender could commence foreclosure proceedings and we could lose our investment in the projects amounting to $8.0 million. Under the terms of three of the loans we have guaranteed the lender the lien free completion of the project. This guaranty is recourse to us and the lender could enforce the completion guaranty which would have an adverse affect on our cash flows. While we are actively negotiating with the lenders to resolve these past due loans, we cannot assure you that we will be successful.
Our total outstanding debt listed above is inclusive of credit enhanced mortgage debt we have obtained for a number of our properties to back the bonds that are issued by a government authority and then remarketed to the public. Generally, the credit enhancement, such as a letter of credit, expires prior to the terms of the underlying mortgage debt and must be renewed or replaced to prevent acceleration of the underlying mortgage debt. We treat credit enhanced debt as maturing in the year the credit enhancement expires. However, if the credit enhancement is called upon due to the inability to remarket the bonds, due to reasons including but not limited to market dislocation or a downgrade in the credit rating of the enhancer, the bonds would not only incur additional interest expense, but it could accelerate the debt maturity to as early as 90 days after the advancement occurs. As of January 31, 2009, no bonds were held with the credit enhancer. On March 23, 2009, the counterparty providing the credit enhancement for our Beekman residential project in Manhattan, New York was downgraded and as a result, if new investors are not identified for approximately $440,000,000 in underlying bonds, the bonds could be tendered to the credit enhancer. It that event occurs, we will have a two year window in which to remarket the underlying bonds. Any of the bonds remaining with the credit enhancer at the end of that two year period will accelerate and become due and payable beginning in March 2011.
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
With the turmoil in the capital markets, an increasing number of financial institutions have sought federal assistance or failed. In the event of a failure of a lender or counterparty to a financial contract, obligations under the financial contract might not be honored and many forms of assets may be at risk and may not be fully returned to us. This was the case with amounts due to us from Lehman Brothers, Inc. of $13.8 million related to a bond remarketing performance fee at our Stapleton project in Denver, Colorado. Should a financial institution, particularly a construction lender, fail to fund its committed amounts when contractually obligated to do so, our ability to meet our obligations and complete projects could be adversely impacted
Finally, while we currently have access to liquidity through our $750 million revolving credit facility, the facility matures in March 2010. In light of the very challenging market conditions, lenders under our facility may not agree to renew or extend the agreement at current commitment levels, on similar terms or at all. We are currently negotiating with our lenders to extend the revolving credit facility. While the ultimate outcome of the extension is unknown, we anticipate an extension will result in a reduced commitment from the lenders, increased borrowing costs and modification to the financial covenants. As a result, our financing costs will increase and our access to liquidity will decrease, which would adversely affect the future growth of our business and our ability to continue our development activities.

We Are Subject to Risks Associated with Investments in Real Estate
There is a particular concern for the real estate industry as the nation is in the midst of a recession. There have been significant declines in housing markets across the United States, which originated in the sub-prime residential mortgage market and later extended to the broader real estate markets. There has been a significant tightening of the credit markets, reduced access to liquidity and rising unemployment all of which have had a negative impact on the national economy, affecting consumer confidence and spending and negatively impacting the volume of real estate transactions. If this recession were to continue, or worsen, the value of our properties, as well as the income we receive from our properties would be adversely affected.
The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those developments that are specific to our properties. General factors that may adversely affect our real estate portfolios if they were to occur or continue include:
•	Increases in interest rates;

•
The availability of financing on acceptable terms, or at all, particularly given the recent and significant market deterioration, which has resulted in the tightening of lending standards and reduced access to capital;

•	The availability of lender financing necessary to extend or refinance our nonrecourse mortgage debt maturities;

•	A decline in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;

•	Decreases in rental rates;

•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;

•	The financial condition of tenants, including the extent of bankruptcies and defaults;

•	An increase in supply or decrease in demand of our property types in our primary markets;

•	Declines in consumer confidence and spending during an economic recession that adversely affect our revenue from our retail centers;

•	Further declines in housing markets that adversely affect our revenue from our land segment;

•
The adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.; and

•	Opposition from local community or political groups with respect to the development, construction or operations at a particular site.
In addition, there are factors that may adversely affect the value of specific operating properties or result in reduced income or unexpected expenses. As a result, we may not achieve our projected returns on the properties and we could lose some or all of our investments in those properties. Those operational factors include:
•	Adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;

•	Our inability to provide adequate management and maintenance;

•	The investigation, removal or remediation of hazardous materials or toxic substances at a site;

•	Our inability to collect rent or other receivables;

•	Vacancies and other changes in rental rates;

•	An increase in operating costs that cannot be passed through to tenants;

•	Introduction of a competitor’s property in or in close proximity to one of our current markets;

•	Underinsured or uninsured natural disasters, such as earthquakes, floods or hurricanes; and

•	Our inability to obtain adequate insurance.

We Are Subject to Real Estate Development Risks
In addition to the risks described above, which could also adversely impact our development projects, our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget, being delayed or being prevented from completion include:
•	An inability to secure sufficient financing on favorable terms, or at all, including an inability to refinance or extend construction loans;

•	Construction delays or cost overruns, either of which may increase project development costs;

•	An increase in commodity costs;

•	An inability to obtain zoning, occupancy and other required governmental permits and authorizations;

•	An inability to secure tenants or anchors necessary to support the project;

•	Failure to achieve or sustain anticipated occupancy or sales levels; and

•	Threatened or pending litigation.
Some of these development risks have been magnified given current adverse industry and market conditions. See also “Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” above. If any of these events occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties. In addition, the lead time required to develop, construct and lease-up a development property has substantially increased, which could adversely impact our projected returns or result in a termination of the development project.
In the past, we have elected not to proceed, or have been prevented from proceeding, with certain development projects, and we anticipate that this may occur again from time to time in the future. In addition, development projects may be delayed or terminated because a project partner or prospective anchor withdraws or a third party challenges our entitlements or public financing.
The overall economic climate remains challenging, as a result of the ongoing stress on the capital markets, including the reduced availability of debt financings and continued interest rate volatility. We are party to financial arrangements and tenant leases with some of the companies most impacted by these events. We have slowed the pace of our development, redevelopment and expansion projects and are taking prudent steps to mitigate risk to our portfolio and maintain optimum levels of liquidity and profitability. If we are unable to or decide not to proceed with certain projects, we could incur write-offs, some of which could be substantial, which would have an adverse affect on our results of operations. If circumstances require us or we elect to delay projects, we would incur additional carrying costs, which could negatively impact our liquidity and/or profitability.
We periodically serve as either the construction manager or the general contractor for our development projects. The construction of real estate projects entails unique risks, including risks that the project will fail to conform to building plans, specifications and timetables. These failures could be caused by labor strikes, weather, government regulations and other conditions beyond our control. In addition, we may become liable for injuries and accidents occurring during the construction process that are underinsured.
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
Examples of projects that face these and other development risks include the following:
•
Brooklyn Atlantic Yards.  We are in the process of developing Brooklyn Atlantic Yards, a long-term $4.0 billion mixed-use project in downtown Brooklyn expected to feature a state of the art sports and entertainment arena for the Nets basketball team, a franchise of the NBA. The acquisition and development of Brooklyn Atlantic Yards has been formally approved by the required state governmental authorities but final documentation of the transactions are subject to the completion of negotiations with local and state governmental authorities, including negotiation of the applicable development documentation and public subsidies. Pre-construction activities have commenced for the potential removal, remediation or other activities to address environmental contamination at, on, under or emanating to or from the land. There is also one lawsuit pending challenging the use of eminent domain which may not be resolved in our favor resulting in Brooklyn Atlantic Yards not being developed at all or not being developed with the features we anticipate. As a result of the foregoing, this project has experienced delays and may continue to experience further delays. There is also the potential for increased costs and delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) our inability to obtain tax-exempt financing or the availability of financing or public subsidies, or our inability to retain the current land acquisition financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financings, (vi) loss of arena sponsorships and related revenues and (vii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of the Nets to the planned arena. The arena itself (and its plans) along with any movement of the team is subject to approval by the NBA, which we may not receive. If any of the foregoing risks were to occur, we may not be able to develop Brooklyn Atlantic Yards to the extent intended or at all. Even if we are able to continue with the development, we would likely not be able to do so as quickly as originally planned.

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

•
For-Sale Condominiums.  We are engaged in the development of condominiums in selected markets. Current condominium projects include Mercury, a previously unfinished office building in Los Angeles, California, and Central Station in Chicago, Illinois. While we have previously developed for-sale condominium projects with partners, we are developing some of these projects during a housing downturn without the development assistance of one or more partners. We may not be able to sell the units at the projected sales prices for a number of reasons, including, without limitation, a rise in interest rates, continued deterioration of the housing market and the inability of prospective buyers to secure financing, which risk has been heightened due to the current financial crisis affecting the national economy.

Vacancies in Our Properties May Adversely Affect Our Results of Operations and Cash Flows
Our results of operations and cash flows may be adversely affected if we are unable to continue leasing a significant portion of our commercial and residential real estate portfolio. We depend on commercial and residential tenants in order to collect rents and other charges. The current economic downturn has impacted our tenants on many levels. The downturn has been particularly hard on commercial retail tenants, many of whom have announced store closings and scaled backed growth plans. If we are unable to sustain historical occupancy levels in our real estate portfolio, our cash flows and results of operations could be adversely affected. Our ability to sustain our current and historical occupancy levels also depends on many other factors that are discussed elsewhere in this section.
The Downturn in the Housing Market May Continue to Adversely Affect Our Results of Operations and Cash Flows
The United States has experienced a continuing dramatic downturn in the residential real estate markets, resulting in a decline in both the demand for, and price of, housing. We depend on homebuilders and condominium builders and buyers, which have been significantly and adversely impacted by the housing downturn, to continue buying our land held for sale. We do not know how long the downturn in the housing market will last or if we will ever see a return to previous conditions. Our ability to sustain our historical sales levels of land depends in part on the strength of the housing market and will continue to suffer until conditions improve. Our failure to successfully sell our land held for sale on favorable terms would adversely affect our results of operations and cash flows and could result in a write-down in the value of our land due to impairment.
Our Properties and Businesses Face Significant Competition
The real estate industry is highly competitive in many of the markets in which we operate. Competition could over-saturate any market, as a result of which we may not have sufficient cash to meet the nonrecourse debt service requirements on certain of our properties. Although we may attempt to negotiate a restructuring with the mortgagee, we may not be successful, particularly in light of current credit markets, which could cause a property to be transferred to the mortgagee.

There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete with us nationally, regionally and/or locally, some of whom have greater financial resources than us. They compete with us for management and leasing opportunities, land for development, properties for acquisition and disposition, and for anchor stores and tenants for properties. We may not be able to successfully compete in these areas.
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
We May Be Unable to Sell Properties to Avoid Losses or to Reposition Our Portfolio
Because real estate investments are relatively illiquid, we may be unable to dispose of underperforming properties and may be unable to reposition our portfolio in response to changes in national, regional or local real estate markets. As a result, we may incur operating losses from some of our properties and may have to write-down the value of some properties due to impairment.
Our Results of Operations and Cash Flows May Be Adversely Affected by Tenant Defaults or Bankruptcy
Our results of operations and cash flows may be adversely affected if a significant number of our tenants are unable to meet their obligations or do not renew their leases, or if we are unable to lease a significant amount of space on economically favorable terms. In the event of a default by a tenant, we may experience delays in payments and incur substantial costs in recovering our losses.
Based on tenants with net base rent of greater than 2% of total net base rent as of January 31, 2009, our five largest office tenants by leased square feet are the City of New York, Millennium Pharmaceuticals, Inc., U.S. Government, Wellchoice, Inc., and Morgan Stanley & Co. Given our large concentration of office space in New York City, we may be adversely affected by the consolidation or failure of certain financial institutions. Based on tenants with net base rent of greater than 1% of total net base rent as of January 31, 2009, our five largest retail tenants by leased square feet are AMC Entertainment, Inc., Bass Pro Shops, Inc., Regal Entertainment Group, The Gap and TJX Companies.
Our ability to collect rents and other charges will be even more difficult if the tenant is bankrupt or insolvent. While our tenants have from time to time filed for bankruptcy or been involved in insolvency proceedings, there has been an increased number of bankruptcies with the current recession which could adversely affect our properties. Circuit City, a retail tenant that leased 241,032 square feet at eight properties, filed for bankruptcy in November 2008 and recently liquidated and closed all of their stores. As a result, we expensed approximately $2,935,000 of costs associated with the Circuit City leases during the three months ended January 31, 2009. Additionally, we will not receive and may not be able to replace the future rents we had anticipated for their space at those eight properties. The Circuit City bankruptcy, as well as current bankruptcies of some of our tenants, and the potential bankruptcies of other tenants in the future could make it difficult for us to enforce our rights as lessor and protect our investment.
We May Be Negatively Impacted by the Consolidation or Closing of Anchor Stores
Our retail centers are generally anchored by department stores or other “big box” tenants. We could be adversely affected if one or more of these anchor stores were to consolidate, close or enter into bankruptcy. Given the current economic environment for retailers, we are at a heightened risk that an anchor store could close or enter into bankruptcy. Although non-tenant anchors generally do not pay us rent, they typically contribute towards common area maintenance and other expenses. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor likely would reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect current and future development and redevelopment projects.
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
Terrorist Attacks and Other Armed Conflicts May Adversely Affect Our Business
We have significant investments in large metropolitan areas, including New York City/Philadelphia, Boston, Washington D.C./Baltimore, Denver, Chicago, Los Angeles and San Francisco, which face a heightened risk related to terrorism. Some tenants in these areas may choose to relocate their business to less populated, lower-profile areas of the United States that are not as likely to be targets of terrorist activity. This could result in a decrease in the demand for space in these areas, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. In addition, properties in our real estate portfolio could be directly impacted by future terrorist attacks which could cause the value of our property and the level of our revenues to significantly decline.
Future terrorist activity, related armed conflicts or prolonged or increased tensions in the Middle East could cause consumer confidence and spending to decrease and adversely affect mall traffic. Additionally, future terrorist attacks could increase volatility in the United States and worldwide financial markets. Any of these occurrences could have a significant impact on our revenues, costs and operating results.
The Investment in a Professional Sports Franchise Involves Certain Risks and Future Losses Are Expected for The Nets
On August 16, 2004, we purchased a legal ownership interest in The Nets. This interest is reported on the equity method of accounting and as a separate segment. The purchase of the interest in The Nets was the first step in our efforts to pursue development projects at Brooklyn Atlantic Yards, which are expected to include a new entertainment arena complex and adjacent developments combining housing, offices, shops and public open space. The relocation of The Nets is, among other items, subject to various approvals by the NBA, and we cannot assure you we will receive these approvals on a timely basis or at all. If we are unable to or delayed in moving The Nets to Brooklyn, we may be unable to achieve our projected returns on the related development projects, which could result in a delay in the return of, termination of, or losses on our investment. The Nets are currently operating at a loss and are projected to continue to operate at a loss at least as long as they remain in New Jersey, which is expected to be until at least 2011, and possibly longer. Such operating losses will need to be funded by the contribution of equity. Even if we are able to relocate The Nets to Brooklyn, there can be no assurance that The Nets will be profitable in the future. Losses are allocated to each member of the limited liability company that owns The Nets based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of each accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. Therefore, losses allocated to us have exceeded our legal ownership interest and may become significant.
Our investment in The Nets is subject to a number of operational risks, including risks associated with operating conditions, competitive factors, economic conditions and industry conditions. If The Nets are not able to successfully manage the following operational risks, The Nets may incur additional operating losses, which are allocated to each member based on an analysis of the respective members’ claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets:
•	Competition with other major league sports, college athletics and other sports-related and non sports-related entertainment;

•	Dependence on competitive success of The Nets;

•
Fluctuations in the amount of revenues from advertising, sponsorships, concessions, merchandise, parking and season and other ticket sales, which are tied to the popularity and success of The Nets and general economic conditions;

•	Uncertainties of increases in players’ salaries;

•	Dependence on talented players;

•	Risk of injuries to key players;

•
Uncertainties relating to labor relations in professional sports, including the expiration of the NBA’s current collective bargaining agreement, or a player or management initiated stoppage after such expiration; and

•	Dependence on television and cable network, radio and other media contracts.

Our High Debt Leverage May Prevent Us from Responding to Changing Business and Economic Conditions
Our high degree of debt leverage could limit our ability to obtain additional financing or adversely affect our liquidity and financial condition. We have a high ratio of debt (consisting of nonrecourse mortgage debt, a revolving credit facility and senior and subordinated debt) to total market capitalization. This ratio was approximately 92.2% and 64.0% at January 31, 2009 and January 31, 2008, respectively, based on our long-term debt outstanding at that date and the market value of our outstanding Class A common stock and Class B common stock. Our high leverage may adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes and may make us more vulnerable to a continued downturn in the economy.
Nonrecourse mortgage debt is collateralized by individual completed rental properties, projects under development and undeveloped land. We do not expect to repay a substantial amount of the principal of our outstanding debt prior to maturity or to have available funds from operations sufficient to repay this debt at maturity. As a result, it will be necessary for us to refinance our debt through new debt financings or through equity offerings. If interest rates are higher at the time of refinancing, our interest expense would increase, which would adversely affect our results of operations and cash flows. Cash flows and our liquidity would also be adversely affected if we are required to repay a portion of the outstanding principal or contribute additional equity to obtain the refinancing. In addition, in the event we were unable to secure refinancing on acceptable terms, we might be forced to sell properties on unfavorable terms, which could result in the recognition of losses and could adversely affect our financial position, results of operations and cash flows. If we were unable to make the required payments on any debt collateralized by a mortgage on one of our properties or to refinance that debt when it comes due, the mortgage lender could take that property through foreclosure and, as a result, we could lose income and asset value as well harm our Company reputation. See also “Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” above.
Our Corporate Debt Covenants Could Adversely Affect Our Financial Condition
We have guaranteed the obligations of our wholly-owned subsidiary, Forest City Rental Properties Corporation, or FCRPC, under the FCRPC Amended and Restated credit agreement as most recently amended on January 30, 2009, among FCRPC, the banks named therein, KeyBank National Association, as administrative agent, National City Bank, as syndication agent and Bank of America, N.A., as documentation agent. This guaranty imposes a number of restrictive covenants on Forest City, including a prohibition on certain consolidations and mergers, limitations on the amount of debt, guarantees and property liens that Forest City may incur and a prohibition on dividends through the maturity date. The guaranty also requires Forest City to maintain a specified minimum cash flow coverage ratio, consolidated shareholders’ equity and Earnings Before Depreciation and Taxes, or EBDT.
The Indentures under which our senior and subordinated debt is issued also contain certain restrictive covenants, including, among other things, limitations on our ability to incur debt, pay dividends, acquire our common stock, permit liens on our properties or dispose of assets.
While we are in compliance with all of our covenants at January 31, 2009, we cannot guarantee our future compliance with any of the covenants. The failure to comply with any of our financial or non-financial covenants could result in an event of default and accelerate some or all of our indebtedness, which could have a material adverse effect on our financial condition. Forest City’s ability and FCRPC’s ability to comply with these covenants will depend upon the future economic performance of Forest City and FCRPC. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be desirable or advantageous to us.
We Are Subject to Risks Associated With Hedging Agreements
We will often enter into interest rate swap agreements and other interest rate hedging contracts, including caps and floors to manage our exposure to interest rate volatility or to satisfy lender requirements. While these agreements may help reduce our exposure to interest rate volatility, they also expose us to additional risks, including a risk that the counterparties will not perform. Moreover, there can be no assurance that the hedging agreement will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement there could be significant costs and cash requirements involved to fulfill our initial obligation under the hedging agreement.
When a hedging agreement is required under the terms of a mortgage loan it is often a condition that the hedge counterparty maintains a specified credit rating. With the current volatility in the financial markets there is an increased risk that hedge counterparties could have their credit rating downgraded to a level that would not be acceptable under the loan provisions. If we were unable to renegotiate that requirement with the lender or find an alternative counterparty with acceptable credit rating for current and future hedge requirements, we could be in default under the loan and the lender could take that property through foreclosure.

Any Rise in Interest Rates Will Increase Our Interest Costs
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2009, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $13,606,000 at January 31, 2009. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,752,000 at January 31, 2009. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized. For variable rate bonds, during times of market illiquidity, a premium interest rate could be charged on the bonds to successfully market them which would result in even higher interest rates.
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
Downgrades in Our Credit Rating Could Adversely Affect Our Performance
We are periodically rated by nationally recognized rating agencies. Any further downgrades in our credit rating could impact our ability to borrow by increasing borrowing costs as well as limiting our access to capital. In addition, a further downgrade could require us to post cash collateral and/or letters of credit to cover our self-insured property and liability insurance deductibles, surety bonds, energy contracts and hedge contracts which would adversely affect our cash flow and liquidity.
Our Business Will Be Adversely Impacted Should an Uninsured Loss or a Loss in Excess of Insurance Limits Occur
We carry comprehensive insurance coverage for general liability, property, flood, earthquake and rental loss (and environmental insurance on certain locations) with respect to our properties within insured limits and policy specifications that we believe are customary for similar properties. There are, however, specific types of potential losses, including environmental loss or losses of a catastrophic nature, such as losses from wars, terrorism, hurricanes, earthquakes or other natural disasters, that in our judgment, cannot be purchased at a commercially viable cost or whereby such losses, if incurred, would exceed the insurance limits procured. In the event of an uninsured loss or a loss in excess of our insurance limits, or a failure by an insurer to meet its obligations under a policy, we could lose both our invested capital in, and anticipated profits from, the affected property and could be exposed to liabilities with respect to that which we thought we had adequate insurance to cover. Any such uninsured loss could materially and adversely affect our results of operations, cash flows and financial position. Under our current policies, which expire October 31, 2009, our properties are insured against acts of terrorism, subject to various limits, deductibles and exclusions for acts of war and terrorist acts involving biological, chemical and nuclear damage. Once these policies expire, we may not be able to obtain adequate terrorism coverage at a reasonable cost. In addition, our insurers may not be able to maintain reinsurance sufficient to cover any losses we may incur as a result of terrorist acts. As a result, our insurers’ ability to provide future insurance for any damages that we sustain as a result of a terrorist attack may be reduced.
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
We Are Controlled by the Ratner, Miller and Shafran Families, Whose Interests May Differ from Those of Other Shareholders
Our authorized common stock consists of Class A common stock and Class B common stock. The economic rights of each Class of common stock are identical, but the voting rights differ. The Class A common stock, voting as a separate Class, is entitled to elect 25% of the members of our board of directors, while the Class B common stock, voting as a separate Class, is entitled to elect the remaining 75% of our board of directors. On all other matters, the Class A common stock and Class B common stock vote together as a single Class, with each share of our Class A common stock entitled to one vote per share and each share of Class B common stock entitled to ten votes per share. At February 27, 2009, members of the Ratner, Miller and Shafran families, which include members of our current board of directors and executive officers, owned 83.2% of the Class B common stock. RMS, Limited Partnership (“RMS LP”), which owned 82.7% of the Class B common stock, is a limited partnership, comprised of interests of these families, with eight individual general partners, currently consisting of:
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
In addition, at February 27, 2009, members of these families collectively owned 14.6% of the Class A common stock. As a result of their ownership in Forest City, these family members and RMS LP have the ability to elect a majority of our board of directors and to control the management and policies of Forest City. Generally, they may also determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets and prevent or cause a change in control of Forest City.
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
RMS Investment Corp. Provides Property Management and Leasing Services to Us and Is Controlled By Some of Our Affiliates
We paid approximately $307,000 and $237,000 as total compensation during the years ended January 31, 2009 and 2008, respectively, to RMS Investment Corp. for property management and leasing services. RMS Investment Corp. is controlled by members of the Ratner, Miller and Shafran families, some of whom are our directors and executive officers.
RMS Investment Corp. manages and provides leasing services to our Cleveland-area specialty retail center, Golden Gate, which has 361,000 square feet. The current rate of compensation for this management service is 4% of all rental income, plus a leasing fee of generally 3% to 4% of rental income of all new or renewed leases. Management believes these fees are comparable to those other management companies would charge to non-affiliated third parties.
Our Directors and Executive Officers May Have Interests in Competing Properties, and We Do Not Have Non-Compete Agreements with Certain of Our Directors and Executive Officers
Under our current policy, no director or executive officer, including any member of the Ratner, Miller and Shafran families, is allowed to invest in a competing real estate opportunity without first obtaining the approval of the audit committee of our board of directors. We do not have non-compete agreements with any director, officer or employee, other than Charles Ratner, James Ratner, Ronald Ratner and Bruce Ratner who entered into non-compete agreements on November 9, 2006. Upon leaving Forest City, any other director, officer or employee could compete with us. Notwithstanding our policy, we permit our principal shareholders who are officers and employees to develop, expand, operate or sell, independent of our business, certain commercial, industrial and residential properties that they owned prior to the implementation of our policy. As a result of their ownership of these properties, a conflict of interest may arise between them and Forest City, which may not be resolved in our favor. The conflict may involve the development or expansion of properties that may compete with our properties and the solicitation of tenants to lease these properties.
We Face Potential Liability from Properties Accounted For on the Equity Method and Other Partnership Risks
As part of our financing strategy, we have financed several real estate projects through limited partnerships with investment partners. The investment partner, typically a large, sophisticated institution or corporate investor, invests cash in exchange for a limited partnership interest and special allocations of expenses and the majority of tax losses and credits associated with the project. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. Due to the economic structure and related economic substance, we have consolidated each of these properties in our consolidated financial statements.
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
In the event any of our partners or members files for bankruptcy, we could be precluded from taking certain actions affecting our project without bankruptcy court approval, which could diminish our control over the project even if we were the general partner or managing member. In addition, if the bankruptcy court were to discharge the obligations of our partner or member, it could result in our ultimate liability for the project being greater than we would have otherwise been obligated for.
To the extent we are a general partner, we may be exposed to unlimited liability, which may exceed our investment or equity in the partnership. If one of our subsidiaries is a general partner of a particular partnership it may be exposed to the same kind of unlimited liability.
Failure to Continue to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act of 2002 Could Have a Material Adverse Effect on Our Ability to Ensure Timely and Reliable Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to evaluate the effectiveness of, and our independent registered public accounting firm to attest to, our internal control over financial reporting. We will continue our ongoing process of testing and evaluating the effectiveness of, and remediating any issues identified related to, our internal control over financial reporting. The process of documenting, testing and evaluating our internal control over financial reporting is complex and time consuming. Due to this complexity and the time-consuming nature of the process and because currently unforeseen events or circumstances beyond our control could arise, we cannot assure you that we ultimately will be able to continue to comply fully in subsequent fiscal periods with Section 404 in our Annual Report on Form 10-K. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404, which could adversely affect public confidence in our ability to record, process, summarize and report financial data to ensure timely and reliable external financial reporting.
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
Changes in Market Conditions Could Continue to Hurt the Market Price of Our Publicly Traded Securities
The market price of our publicly traded securities has been volatile and will continue to fluctuate with various market conditions, which may change from time to time. The market conditions that may affect the market price of our publicly traded securities include the following:
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

The stock market has experienced volatile conditions resulting in substantial price and volume fluctuations that are often unrelated or disproportionate to the financial performance of companies. Negative market volatility may continue to cause the market price of our publicly traded securities to decline. Further declines in the price of our Class A common stock could have an adverse effect on our business by reducing our ability to generate capital through sales of our Class A common stock, subjecting us to further credit rating downgrades and increasing the risk of not satisfying the New York Stock Exchange’s continued listing standards.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Corporate headquarters of Forest City Enterprises, Inc. are located in Cleveland, Ohio and are owned by the Company. The Company’s core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California.
The following table provides summary information concerning the Company’s real estate portfolio as of January 31, 2009. Consolidated properties are properties that we control and/or hold a variable interest in and are deemed to be the primary beneficiary. Unconsolidated properties are properties that we do not control and/or are not deemed to be the primary beneficiary and are accounted for under the equity method.

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
OFFICE BUILDINGS

		Date of						Leasable
		Opening/					Leasable	Square
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %

Consolidated Office Buildings
	2 Hanson Place	2004	100.00%	100.00%	Brooklyn, NY	Bank of New York, HSBC	399,000	399,000
	250 Huron (formerly Chase Financial Tower)	1991	95.00%	100.00%	Cleveland, OH	Leasing in progress	119,000	119,000
	35 Landsdowne Street	2002	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	202,000	202,000
	40 Landsdowne Street	2003	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals	215,000	215,000
	45/75 Sidney Street	1999	100.00%	100.00%	Cambridge, MA	Millennium Pharmaceuticals; Novartis	277,000	277,000
	65/80 Landsdowne Street	2001	100.00%	100.00%	Cambridge, MA	Partners HealthCare System	122,000	122,000
	88 Sidney Street	2002	100.00%	100.00%	Cambridge, MA	Alkermes, Inc.	145,000	145,000
	Ballston Common Office Center	2005	100.00%	100.00%	Arlington, VA	US Coast Guard	174,000	174,000
	Colorado Studios	2007	90.00%	90.00%	Denver, CO	Colorado Studios	75,000	68,000
	Commerce Court	2007	70.00%	100.00%	Pittsburg, PA	US Bank; Wesco Distributors; Cardworks Services; Marc USA	379,000	379,000
	Edgeworth Building	2006	100.00%	100.00%	Richmond, VA	Hirschler Fleischer	137,000	137,000
	Eleven MetroTech Center	1995	85.00%	85.00%	Brooklyn, NY	City of New York - DoITT; E-911	216,000	184,000
	Fairmont Plaza	1998	85.00%	85.00%	San Jose, CA	Littler Mendelson; Merrill Lynch; Calpine; UBS Financial; Camera 12 Cinemas; Accenture	405,000	344,000
	Fifteen MetroTech Center	2003	95.00%	95.00%	Brooklyn, NY	Wellchoice, Inc.; City of New York - HRA	650,000	618,000
	Halle Building	1986	75.00%	100.00%	Cleveland, OH	Case Western Reserve University; Grant Thornton; CEOGC	406,000	406,000
	Harlem Center	2003	100.00%	100.00%	Manhattan, NY	Office of General Services-Temporary Disability & Assistance; State Liquor Authority	147,000	147,000
(5)	Higbee Building	1990	100.00%	100.00%	Cleveland, OH	Greater Cleveland Partnership; Key Bank	815,000	815,000
	Illinois Science and Technology Park
	- Building A	2006	100.00%	100.00%	Skokie, IL	Northshore University Hospital	224,000	224,000
	- Building P	2006	100.00%	100.00%	Skokie, IL	NanoInk, Inc.; Midwest Bio Research	128,000	128,000
	- Building Q	2007	100.00%	100.00%	Skokie, IL	Astellas Pharmacy; NanoInk, Inc.; Polyera	158,000	158,000
	Jackson Building	1987	100.00%	100.00%	Cambridge, MA	Ariad Pharmaceuticals	99,000	99,000
+	Johns Hopkins - 855 North Wolfe Street	2008	76.60%	76.60%	East Baltimore, MD	Johns Hopkins; Brain Institute; Howard Hughes Institute	279,000	214,000
	New York Times	2007	100.00%	100.00%	Manhattan, NY	ClearBridge Advisors, LLC, a Legg Mason Company; Covington & Burling; Osler Hoskin; Seyfarth Shaw	737,000	737,000
	Nine MetroTech Center North	1997	85.00%	85.00%	Brooklyn, NY	City of New York - Fire Department	317,000	269,000
	One MetroTech Center	1991	82.50%	82.50%	Brooklyn, NY	JP Morgan Chase; National Grid	937,000	773,000
	One Pierrepont Plaza	1988	100.00%	100.00%	Brooklyn, NY	Morgan Stanley; Goldman Sachs	656,000	656,000
	Post Office Plaza (formerly M. K. Ferguson)	1990	100.00%	100.00%	Cleveland, OH	Washington Group; Chase Manhattan Mortgage Corp; Educational Loan Servicing Corp; Quicken Loans	476,000	476,000
(5)	Resurrection Health Care (4930 Oakton)	2006	100.00%	100.00%	Skokie, IL	Leasing in progress	40,000	40,000
	Richards Building	1990	100.00%	100.00%	Cambridge, MA	Genzyme Biosurgery; Alkermes, Inc.	126,000	126,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
OFFICE BUILDINGS (continued)

		Date of						Leasable
		Opening/					Leasable	Square
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %

Consolidated Office Buildings (continued)
	Richmond Office Park	2007	100.00%	100.00%	Richmond, VA	Anthem Blue Cross Blue Shield; The Brinks Co.; Wachovia Bank	570,000	570,000
	Skylight Office Tower	1991	92.50%	100.00%	Cleveland, OH	Cap Gemini; Ulmer & Berne, LLP	321,000	321,000
	Stapleton Medical Office Building	2006	90.00%	90.00%	Denver, CO	University of Colorado Hospital	45,000	41,000
	Ten MetroTech Center	1992	100.00%	100.00%	Brooklyn, NY	Internal Revenue Service	365,000	365,000
	Terminal Tower	1983	100.00%	100.00%	Cleveland, OH	Forest City Enterprises, Inc.; Cuyahoga Community College	584,000	584,000
	Twelve MetroTech Center	2004	100.00%	100.00%	Brooklyn, NY	National Union Fire Insurance Co.	177,000	177,000
	Two MetroTech Center	1990	82.50%	82.50%	Brooklyn, NY	Securities Industry Automation Corp.; City of New York - Board of Education	521,000	430,000
	University of Pennsylvania	2004	100.00%	100.00%	Philadelphia, PA	University of Pennsylvania	122,000	122,000
(3) *	Waterfront Station - East 4th & West 4th Bldgs	2010	45.00%	45.00%	Washington, D.C.	Washington, D.C. Government	628,000	283,000

	Consolidated Office Buildings Subtotal						12,393,000	11,544,000

Unconsolidated Office Buildings
	350 Massachusetts Ave	1998	50.00%	50.00%	Cambridge, MA	Star Market; Tofias	169,000	85,000
(5) +	818 Mission Street	2008	50.00%	50.00%	San Francisco, CA	Denny’s	28,000	14,000
	Advent Solar	2006	47.50%	47.50%	Albuquerque, NM	Advent Solar	87,000	41,000
(5)	Bulletin Building	2006	50.00%	50.00%	San Francisco, CA	Great West Life and Annuity; Corinthian School	78,000	39,000
	Chagrin Plaza I & II	1969	66.67%	66.67%	Beachwood, OH	National City Bank; Benihana; H&R Block	113,000	75,000
	Clark Building	1989	50.00%	50.00%	Cambridge, MA	Santa Fe Acambis	122,000	61,000
	Enterprise Place	1998	50.00%	50.00%	Beachwood, OH	University of Phoenix; Advance Payroll; PS Executive Centers	132,000	66,000
	Liberty Center	1986	50.00%	50.00%	Pittsburgh, PA	Federated Investors	526,000	263,000
+	Mesa Del Sol Town Center	2008	47.50%	47.50%	Albuquerque, NM	Leasing in progress	74,000	35,000
^*	Mesa Del Sol - Fidelity	2008/2009	47.50%	47.50%	Albuquerque, NM	Fidelity Investments	210,000	100,000
	Signature Square I	1986	50.00%	50.00%	Beachwood, OH	Ciuni & Panichi	79,000	40,000
	Signature Square II	1989	50.00%	50.00%	Beachwood, OH	Cleveland Clinic Ophthalmology; Allen Telecom, Inc.	82,000	41,000

	Unconsolidated Office Buildings Subtotal						1,700,000	860,000

	Total Office Buildings at January 31, 2009						14,093,000	12,404,000

	Total Office Buildings at January 31, 2008						13,451,000	12,050,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro-
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Consolidated Regional Malls
	Antelope Valley Mall	1990/1999	78.00%	78.00%	Palmdale, CA	Sears; JCPenney; Harris Gottschalks; Dillard’s; Forever 21; Cinemark Theatre	995,000	776,000	363,000	283,000
	Ballston Common Mall	1986/1999	100.00%	100.00%	Arlington, VA	Macy’s; Sport & Health; Regal Cinemas	579,000	579,000	310,000	310,000
	Galleria at Sunset	1996/2002	100.00%	100.00%	Henderson, NV	Dillard’s; Macy’s; JCPenney; Dick’s Sporting Goods; Kohl’s	1,048,000	1,048,000	412,000	412,000
	Mall at Robinson	2001	56.67%	100.00%	Pittsburgh, PA	Macy’s; Sears; JCPenney; Dick’s Sporting Goods	880,000	880,000	383,000	383,000
	Mall at Stonecrest	2001	66.67%	100.00%	Atlanta, GA	Kohl’s; Sears; JCPenney; Dillard’s; AMC Theatre; Macy’s	1,171,000	1,171,000	397,000	397,000
	Northfield at Stapleton	2005/2006	95.00%	100.00%	Denver, CO	Bass Pro; Target; Harkins Theatre; JCPenney; Macy’s	1,106,000	1,106,000	664,000	664,000
+	Orchard Town Center	2008	100.00%	100.00%	Westminster, CO	JCPenney; Macy’s; Target; AMC Theatre	980,000	980,000	565,000	565,000
	Promenade Bolingbrook	2007	100.00%	100.00%	Bolingbrook, IL	Bass Pro; Macy’s; Village Roadshow	750,000	750,000	575,000	575,000
**	Promenade in Temecula	1999/2002/2009	75.00%	100.00%	Temecula, CA	JCPenney; Sears; Macy’s; Edwards Cinema	1,140,000	1,140,000	540,000	540,000
^*	Ridge Hill	2010/2011	70.00%	100.00%	Yonkers, NY	National Amusements; Whole Foods; LL Bean; Cheesecake Factory	1,200,000	1,200,000	1,200,000	1,200,000
(3) +	Shops at Wiregrass	2008	50.00%	100.00%	Tampa, FL	JCPenney; Dillard’s; Macy’s	642,000	642,000	356,000	356,000
	Short Pump Town Center	2003/2005	50.00%	100.00%	Richmond, VA	Nordstrom; Macy’s; Dillard’s; Dick’s Sporting Goods	1,193,000	1,193,000	582,000	582,000
	Simi Valley Town Center	2005	85.00%	100.00%	Simi Valley, CA	Macy’s	612,000	612,000	351,000	351,000
(5)	South Bay Galleria	1985/2001	100.00%	100.00%	Redondo Beach, CA	Macy’s; Nordstrom; Kohl’s; AMC Theatre	955,000	955,000	389,000	389,000
	Victoria Gardens	2004/2007	80.00%	80.00%	Rancho Cucamonga, CA	Bass Pro; Macy’s; JCPenney; AMC Theatre	1,342,000	1,074,000	829,000	663,000
(3) *	Village of Gulfstream	2010	50.00%	50.00%	Hallendale, FL	Crate & Barrel; Pottery Barn; The Container Store; Texas de Brazil; III Forks	500,000	250,000	500,000	250,000

	Consolidated Regional Malls Subtotal						15,093,000	14,356,000	8,416,000	7,920,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro-
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Consolidated Specialty Retail Centers
	42nd Street	1999	100.00%	100.00%	Manhattan, NY	AMC Theatre; Madame Tussaud’s Wax Museum; Modell’s; Dave & Buster’s	309,000	309,000	309,000	309,000
	Atlantic Center	1996	100.00%	100.00%	Brooklyn, NY	Pathmark; OfficeMax; Old Navy; Marshall's; Sterns; NYC - Dept. of Motor Vehicles	399,000	399,000	392,000	392,000
	Atlantic Center Site V	1998	100.00%	100.00%	Brooklyn, NY	Modell’s	17,000	17,000	17,000	17,000
	Atlantic Terminal	2004	100.00%	100.00%	Brooklyn, NY	Target; Designer Shoe Warehouse; Chuck E. Cheese’s; Daffy’s	373,000	373,000	371,000	371,000
	Avenue at Tower City Center	1990	100.00%	100.00%	Cleveland, OH	Hard Rock Café; Morton’s of Chicago; Cleveland Cinemas	365,000	365,000	365,000	365,000
	Brooklyn Commons	2004	100.00%	100.00%	Brooklyn, NY	Lowe’s	151,000	151,000	151,000	151,000
	Bruckner Boulevard	1996	100.00%	100.00%	Bronx, NY	Conway; Old Navy	113,000	113,000	113,000	113,000
	Columbia Park Center	1999	75.00%	75.00%	North Bergen, NJ	Shop Rite; Old Navy; Staples; Bally’s; Shopper’s World	347,000	260,000	347,000	260,000
	Court Street	2000	100.00%	100.00%	Brooklyn, NY	United Artists; Barnes & Noble	103,000	103,000	102,000	102,000
	Eastchester	2000	100.00%	100.00%	Bronx, NY	Pathmark	63,000	63,000	63,000	63,000
	Forest Avenue	2000	100.00%	100.00%	Staten Island, NY	United Artists	70,000	70,000	70,000	70,000
	Grand Avenue	1997	100.00%	100.00%	Queens, NY	Stop & Shop	119,000	119,000	119,000	119,000
	Gun Hill Road	1997	100.00%	100.00%	Bronx, NY	Home Depot; Chuck E. Cheese’s	147,000	147,000	147,000	147,000
	Harlem Center	2002	100.00%	100.00%	Manhattan, NY	Marshall’s; CVS/Pharmacy; Staples; H&M	126,000	126,000	126,000	126,000
	Kaufman Studios	1999	100.00%	100.00%	Queens, NY	United Artists	84,000	84,000	84,000	84,000
	Market at Tobacco Row	2002	100.00%	100.00%	Richmond, VA	Rich Foods; CVS/Pharmacy	43,000	43,000	43,000	43,000
	Northern Boulevard	1997	100.00%	100.00%	Queens, NY	Stop & Shop; Marshall’s; Old Navy; AJ Wright	218,000	218,000	218,000	218,000
	Quartermaster Plaza	2004	100.00%	100.00%	Philadelphia, PA	Home Depot; BJ’s Wholesale; Staples; PetSmart; Walgreen’s	459,000	459,000	456,000	456,000
	Quebec Square	2002	90.00%	90.00%	Denver, CO	Wal-Mart; Home Depot; Sam’s Club; Ross Dress for Less; Office Depot; PetSmart	739,000	665,000	216,000	194,000
	Queens Place	2001	100.00%	100.00%	Queens, NY	Target; Best Buy; Macy’s Furniture; Designer Shoe Warehouse	455,000	455,000	221,000	221,000
	Richmond Avenue	1998	100.00%	100.00%	Staten Island, NY	Staples	76,000	76,000	76,000	76,000
	Saddle Rock Village	2005	80.00%	100.00%	Aurora, CO	Target; JoAnn Fabrics; PetSmart; OfficeMax	279,000	279,000	97,000	97,000
(5)	South Bay Southern Center	1978	100.00%	100.00%	Redondo Beach, CA	Bank of America	78,000	78,000	78,000	78,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
RETAIL CENTERS (continued)

		Date of						Total		Gross
		Opening/					Total	Square	Gross	Leasable
		Acquisition/	Legal	Pro-Rata			Square	Feet at Pro-	Leasable	Area at Pro-
Name		Expansion	Ownership (1)	Ownership (2)	Location	Major Tenants	Feet	Rata %	Area	Rata %

Consolidated Specialty Retail Centers (continued)
	Station Square	1994/2002	100.00%	100.00%	Pittsburgh, PA	Hard Rock Café; Grand Concourse Restaurant; Buca Di Beppo	291,000	291,000	291,000	291,000
+	White Oak Village	2008	50.00%	100.00%	Richmond, VA	Target; Lowes; Sam’s Club; JCPenney; OfficeMax; PetSmart; Ukrop’s	800,000	800,000	294,000	294,000
	Woodbridge Crossing	2002	100.00%	100.00%	Woodbridge, NJ	Modell’s; Thomasville Furniture; Party City	284,000	284,000	284,000	284,000

	Consolidated Specialty Retail Centers Subtotal						6,508,000	6,347,000	5,050,000	4,941,000

	Consolidated Retail Centers Total						21,601,000	20,703,000	13,466,000	12,861,000

Unconsolidated Regional Malls
	Boulevard Mall	1996/2000	50.00%	50.00%	Amherst, NY	JCPenney; Macy’s; Sears; Michael’s	912,000	456,000	336,000	168,000
	Charleston Town Center	1983	50.00%	50.00%	Charleston, WV	Macy’s; JCPenney; Sears	897,000	449,000	363,000	182,000
	San Francisco Centre	2006	50.00%	50.00%	San Francisco, CA	Nordstrom; Bloomingdale’s; Century Theaters	1,462,000	731,000	788,000	394,000

	Unconsolidated Regional Malls Subtotal						3,271,000	1,636,000	1,487,000	744,000

Unconsolidated Specialty Retail Centers
(4)^*	East River Plaza	2009/2010	35.00%	50.00%	Manhattan, NY	Home Depot; Target; Best Buy	517,000	259,000	517,000	259,000
	Golden Gate	1958	50.00%	50.00%	Mayfield Hts., OH	OfficeMax; Old Navy; Marshall’s; Cost Plus; HHGregg	361,000	181,000	361,000	181,000
	Marketplace at Riverpark	1996	50.00%	50.00%	Fresno, CA	JCPenney; Best Buy; Marshall’s; OfficeMax; Old Navy; Target; Sports Authority	471,000	236,000	296,000	148,000
(5)	Metreon	2006	50.00%	50.00%	San Francisco, CA	AMC Loews	279,000	140,000	279,000	140,000
	Plaza at Robinson Town Center	1989	50.00%	50.00%	Pittsburgh, PA	T.J. Maxx; Marshall’s; IKEA; Value City; JoAnn Fabrics; OfficeMax	507,000	254,000	507,000	254,000

	Unconsolidated Specialty Retail Centers Subtotal						2,135,000	1,070,000	1,960,000	982,000

	Unconsolidated Retail Centers Total						5,406,000	2,706,000	3,447,000	1,726,000

	Total Retail Centers at January 31, 2009						27,007,000	23,409,000	16,913,000	14,587,000

	Total Retail Centers at January 31, 2008						26,930,000	23,034,000	16,303,000	13,829,000

Forest City Enterprises, Inc. Portfolio of Real Estate
COMMERCIAL GROUP
HOTELS

	Date of
	Opening/
	Acquisition/	Legal	Pro-Rata			Hotel Rooms at
Name	Expansion	Ownership (1)	Ownership (2)	Location	Rooms	Pro-Rata %

Consolidated Hotels
Charleston Marriott	1983	95.00%	100.00%	Charleston, WV	352	352
Ritz-Carlton, Cleveland	1990	100.00%	100.00%	Cleveland, OH	206	206
Sheraton Station Square	1998/2001	100.00%	100.00%	Pittsburgh, PA	399	399

Consolidated Hotels Subtotal					957	957

Unconsolidated Hotels
Courtyard by Marriott	1985	3.97%	3.97%	Detroit, MI	250	10
Westin Convention Center	1986	50.00%	50.00%	Pittsburgh, PA	616	308

Unconsolidated Hotels Subtotal					866	318

Total Hotel Rooms at January 31, 2009					1,823	1,275

Total Hotel Rooms at January 31, 2008					1,823	1,275

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS

			Date of
			Opening/
			Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name			Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities
		100 Landsdowne Street	2005	100.00%	100.00%	Cambridge, MA	203	203
		101 San Fernando	2000	95.00%	95.00%	San Jose, CA	323	307
		1251 S. Michigan	2006	0.01%	100.00%	Chicago, IL	91	91
	^*	80 DeKalb	2009/2010	70.00%	100.00%	Brooklyn, NY	365	365
		American Cigar Company	2000	100.00%	100.00%	Richmond, VA	171	171
		Ashton Mill	2005	90.00%	100.00%	Cumberland, RI	193	193
		Autumn Ridge	2002	100.00%	100.00%	Sterling Heights, MI	251	251
	^*	Beekman	2010/2011	49.00%	70.00%	Manhattan, NY	904	633
		Botanica on the Green (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	78	70
		Botanica II	2007	90.00%	90.00%	Denver, CO	154	139
		Bowin	1998	95.05%	95.05%	Detroit, MI	193	183
		Cambridge Towers	2002	100.00%	100.00%	Detroit, MI	250	250
		Cameron Kinney	2007	100.00%	100.00%	Richmond, VA	259	259
		Consolidated-Carolina	2003	89.99%	100.00%	Richmond, VA	158	158
		Coraopolis Towers	2002	80.00%	80.00%	Coraopolis, PA	200	160
		Crescent Flats (East 29th Avenue Town Center)	2004	90.00%	90.00%	Denver, CO	66	59
		Cutter’s Ridge at Tobacco Row	2006	100.00%	100.00%	Richmond, VA	12	12
		Donora Towers	2002	100.00%	100.00%	Donora, PA	103	103
		Drake	1998	95.05%	95.05%	Philadelphia, PA	284	270
		Easthaven at the Village	1994-1995	100.00%	100.00%	Beachwood, OH	360	360
		Emerald Palms	1996/2004	100.00%	100.00%	Miami, FL	505	505
		Grand	1999	85.50%	85.50%	North Bethesda, MD	549	469
		Grand Lowry Lofts	2000	100.00%	100.00%	Denver, CO	261	261
		Grove	2003	100.00%	100.00%	Ontario, CA	101	101
	^+	Hamel Mill Lofts	2008/2009	100.00%	100.00%	Haverhill, MA	305	305
		Heritage	2002	100.00%	100.00%	San Diego, CA	230	230
(3)		Independence Place I	1973	50.00%	50.00%	Parma Hts., OH	202	101
		Independence Place II	2003	100.00%	100.00%	Parma Hts., OH	201	201
		Kennedy Biscuit Lofts	1990	98.90%	100.00%	Cambridge, MA	142	142

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

			Date of
			Opening/
			Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name			Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Consolidated Apartment Communities (continued)
		Knolls	1995	1.00%	100.00%	Orange, CA	260	260
		Lakeland	1998	95.10%	95.10%	Waterford, MI	200	190
		Lenox Club	1991	95.00%	95.00%	Arlington, VA	385	366
		Lenox Park	1992	95.00%	95.00%	Silver Spring, MD	406	386
		Lofts 23	2005	100.00%	100.00%	Cambridge, MA	51	51
		Lofts at 1835 Arch	2001	95.05%	95.05%	Philadelphia, PA	191	182
	+	Lucky Strike	2008	100.00%	100.00%	Richmond, VA	131	131
	^+	Mercantile Place on Main (formerly Dallas Mercantile)	2008	100.00%	100.00%	Dallas, TX	366	366
		Metro 417	2005	75.00%	100.00%	Los Angeles, CA	277	277
		Metropolitan	1989	100.00%	100.00%	Los Angeles, CA	270	270
		Midtown Towers	1969	100.00%	100.00%	Parma, OH	635	635
		Museum Towers	1997	100.00%	100.00%	Philadelphia, PA	286	286
(3)		Oceanpointe Towers	1980	5.80%	100.00%	Long Branch, NJ	151	151
		One Franklintown	1988	100.00%	100.00%	Philadelphia, PA	335	335
		Parmatown Towers and Gardens	1972-1973	100.00%	100.00%	Parma, OH	412	412
		Pavilion	1992	95.00%	95.00%	Chicago, IL	1,114	1,058
		Plymouth Square	2003	100.00%	100.00%	Detroit, MI	280	280
	*	Presidio	2010	100.00%	100.00%	San Francisco, CA	161	161
		Queenswood	1990	93.36%	100.00%	Corona, NY	296	296
		Sky55	2006	100.00%	100.00%	Chicago, IL	411	411
		Southfield	2002	100.00%	100.00%	Whitemarsh, MD	212	212
(3)		Village Center	1983	100.00%	100.00%	Detroit, MI	254	254
		Wilson Building	2007	100.00%	100.00%	Dallas, TX	143	143

		Consolidated Apartment Communities Subtotal					14,341	13,665

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Consolidated Supported-Living Apartments
	Forest Trace	2000	100.00%	100.00%	Lauderhill, FL	322	322
	Sterling Glen of Glen Cove	2000	100.00%	100.00%	Glen Cove, NY	80	80
	Sterling Glen of Great Neck	2000	100.00%	100.00%	Great Neck, NY	142	142

	Consolidated Supported-Living Apartments Subtotal					544	544

	Consolidated Apartments Total					14,885	14,209

Unconsolidated Apartment Communities
	Arbor Glen	2001-2007	50.00%	50.00%	Twinsburg, OH	288	144
+	Barrington Place	2008	49.00%	49.00%	Raleigh, NC	274	134
	Bayside Village	1988-1989	50.00%	50.00%	San Francisco, CA	862	431
	Big Creek	1996-2001	50.00%	50.00%	Parma Hts., OH	516	258
	Boulevard Towers	1969	50.00%	50.00%	Amherst, NY	402	201
	Brookpark Place	1976	100.00%	100.00%	Wheeling, WV	152	152
	Brookview Place	1979	3.00%	3.00%	Dayton, OH	232	7
	Burton Place	2000	90.00%	90.00%	Burton, MI	200	180
	Camelot	1967	50.00%	50.00%	Parma Hts., OH	151	76
	Carl D. Perkins	2002	100.00%	100.00%	Pikeville, KY	150	150
	Cedar Place	1974	2.98%	100.00%	Lansing, MI	220	220
	Cherry Tree	1996-2000	50.00%	50.00%	Strongsville, OH	442	221
	Chestnut Lake	1969	50.00%	50.00%	Strongsville, OH	789	395
	Clarkwood	1963	50.00%	50.00%	Warrensville Hts., OH	568	284
+	Cobblestone Court Apartments	2006-2008	50.00%	50.00%	Painesville, OH	304	152
	Colonial Grand	2003	50.00%	50.00%	Tampa, FL	176	88
	Connellsville Towers	1981	7.96%	7.96%	Connellsville, PA	111	9
	Coppertree	1998	50.00%	50.00%	Mayfield Hts., OH	342	171
	Deer Run	1987-1990	43.03%	43.03%	Twinsburg, OH	562	242
	Eaton Ridge	2002-2004	50.00%	50.00%	Sagamore Hills, OH	260	130

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities (continued)
	Farmington Place	1980	100.00%	100.00%	Farmington, MI	153	153
	Fenimore Court	1982	7.06%	50.00%	Detroit, MI	144	72
	Fort Lincoln II	1979	45.00%	45.00%	Washington, D.C.	176	79
	Fort Lincoln III & IV	1981	24.90%	24.90%	Washington, D.C.	306	76
	Frenchtown Place	1975	8.24%	100.00%	Monroe, MI	151	151
	Glendora Gardens	1983	1.99%	99.00%	Glendora, CA	105	104
	Granada Gardens	1966	50.00%	50.00%	Warrensville Hts., OH	940	470
	Hamptons	1969	50.00%	50.00%	Beachwood, OH	651	326
	Hunter’s Hollow	1990	50.00%	50.00%	Strongsville, OH	208	104
+	Legacy Arboretum	2008	49.00%	49.00%	Charlotte, NC	266	130
^+	Legacy Crossroads	2008-2009	50.00%	50.00%	Cary, NC	344	172
	Liberty Hills	1979-1986	50.00%	50.00%	Solon, OH	396	198
	Metropolitan Lofts	2005	50.00%	50.00%	Los Angeles, CA	264	132
	Millender Center	1985	3.97%	100.00%	Detroit, MI	339	339
	Miramar Towers	1980	5.80%	100.00%	Los Angeles, CA	157	157
	Newport Landing	2002-2005	50.00%	50.00%	Coventry Township, OH	336	168
	Noble Towers	1979	50.00%	50.00%	Pittsburgh, PA	133	67
	North Port Village	1981	27.00%	27.00%	Port Huron, MI	251	68
	Nu Ken Tower (Citizen’s Plaza)	1981	8.84%	50.00%	New Kensington, PA	101	51
	Panorama Towers	1978	99.00%	99.00%	Panorama City, CA	154	152
	Park Place Towers	1975	12.68%	100.00%	Mt. Clemens, MI	187	187
	Parkwood Village	2001-2002	50.00%	50.00%	Brunswick, OH	204	102
	Pebble Creek	1995-1996	50.00%	50.00%	Twinsburg, OH	148	74
	Perrytown	1973	8.24%	100.00%	Pittsburgh, PA	231	231
	Pine Grove Manor	1973	7.83%	100.00%	Muskegon Township, MI	172	172
	Pine Ridge Valley	1967-1974, 2005-2007	50.00%	50.00%	Willoughby Hills, OH	1,309	655
	Potomac Heights Village	1981	5.80%	100.00%	Keyser, WV	141	141
	Residences at University Park	2002	40.00%	40.00%	Cambridge, MA	135	54
	Riverside Towers	1977	8.30%	100.00%	Coshocton, OH	100	100

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Apartment Communities (continued)
	Settler’s Landing at Greentree	2000-2004	50.00%	50.00%	Streetsboro, OH	408	204
	Shippan Avenue	1980	100.00%	100.00%	Stamford, CT	148	148
	St. Mary’s Villa	2002	40.07%	40.07%	Newark, NJ	360	144
^*	Stratford Crossing	2007-2010	50.00%	50.00%	Wadsworth, OH	348	174
	Surfside Towers	1970	50.00%	50.00%	Eastlake, OH	246	123
^*	Sutton Landing	2007-2009	50.00%	50.00%	Brimfield, OH	216	108
	Tamarac	1990-2001	50.00%	50.00%	Willoughby, OH	642	321
	The Springs	1981	5.80%	100.00%	La Mesa, CA	129	129
	Tower 43	2002	100.00%	100.00%	Kent, OH	101	101
	Towne Centre Place	1975	4.92%	100.00%	Ypsilanti, MI	170	170
	Twin Lake Towers	1966	50.00%	50.00%	Denver, CO	254	127
+	Uptown Apartments	2008	50.00%	50.00%	Oakland, CA	665	333
	Village Square	1978	100.00%	100.00%	Williamsville, NY	100	100
	Westwood Reserve	2002	50.00%	50.00%	Tampa, FL	340	170
	Woodgate / Evergreen Farms	2004-2006	33.00%	33.00%	Olmsted Township, OH	348	115
	Worth Street	2003	50.00%	50.00%	Manhattan, NY	330	165
	Ziegler Place	1978	100.00%	100.00%	Livonia, MI	141	141

	Unconsolidated Apartment Communities Subtotal					20,149	11,303

Unconsolidated Supported-Living Apartments
	Classic Residence by Hyatt	1989	50.00%	50.00%	Teaneck, NJ	220	110
	Classic Residence by Hyatt	1990	50.00%	50.00%	Chevy Chase, MD	339	170
	Classic Residence by Hyatt	2000	50.00%	50.00%	Yonkers, NY	310	155

	Unconsolidated Supported-Living Apartments Subtotal					869	435

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
APARTMENTS (continued)

		Date of
		Opening/
		Acquisition/	Legal	Pro-Rata		Leasable	Leasable Units
Name		Expansion	Ownership (1)	Ownership (2)	Location	Units	at Pro-Rata %

Unconsolidated Military Housing
^*	Air Force Academy	2007-2009	50.00%	50.00%	Colorado Springs, CO	427	214
^*	Midwest Millington	2008-2009	1.00%	^^	Memphis, TN	318	^^
^*	Navy Midwest	2006-2009	1.00%	^^	Chicago, IL	1,658	^^
^+	Ohana Military Communities, Hawaii Increment I	2005-2008	1.00%	^^	Honolulu, HI	1,952	^^
^*	Ohana Military Communities, Hawaii Increment II	2007-2010	1.00%	^^	Honolulu, HI	1,175	^^
^*	Ohana Military Communities, Hawaii Increment III	2007-2010	1.00%	^^	Honolulu, HI	2,520	^^
^*	Ohana Military Communities, Hawaii Increment IV	2007-2014	1.00%	^^	Kaneohe, HI	917	^^
^*	Pacific Northwest Communities	2007-2010	20.00%	^^	Seattle, WA	2,986	^^

	Unconsolidated Military Housing Subtotal					11,953	214

	Unconsolidated Apartments Total					32,971	11,952

	Combined Apartments Total					47,856	26,161

	Federally Subsidized Housing (Total of 8 Buildings)					1,260

	Total Apartment Units at January 31, 2009					49,116

	Total Apartment Units at January 31, 2008					47,098

Forest City Enterprises, Inc. Portfolio of Real Estate
RESIDENTIAL GROUP
CONDOMINIUMS

		Date of
		Opening/						Units Sold	Units Sold as
		Acquisition/	Legal	Pro-Rata		Total	Total Units at	as of	of 1/31/09 at
Name		Expansion	Ownership (1)	Ownership (2)	Location	Units	Pro-Rata %	1/31/09	Pro-Rata %

Unconsolidated For Sale Condominiums
	Mercury	2007-2008	50.00%	50.00%	Los Angeles, CA	238	119	89	45
^*	Central Station	1995-2012	25.00%	25.00%	Chicago, IL	4,520	1,130	3,440	860

	Unconsolidated For Sale Condominiums Total					4,758	1,249	3,529	905

	Total For Sale Condominiums at January 31, 2009					4,758

	Total For Sale Condominiums at January 31, 2008					5,017

*	Property under construction as of January 31, 2009.

**	Expansion of property under construction as of January 31, 2009.

+	Property opened or acquired in 2008.

++	Expansion of property.

^	Property to open in phases.

^^	The Company’s share of residual cash flow ranges from 0-20% during the life cycle of the project.

(1)	Represents the Company’s share of a property’s profits and losses upon settlement of any preferred returns to which the Company or its partner(s) may be entitled.

(2)	Represents the Company’s share of a property’s profits and losses adjusted for any preferred returns to which the Company or its partner(s) may be entitled.

(3)	Due to triggering events under FIN (46), these properties are now fully consolidated.

(4)	At East River Plaza, Home Depot may be replaced with Costco under an executed tri-party lease assignment between Landlord, Home Depot and Costco. Costco will assume Home Depot space and rent. It is subject to a modification in the project’s special permit.

(5)	Operating properties identified for redevelopment.

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
Executive Officers of the Registrant
The following list is included in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2009. The names and ages of and positions held by the executive officers of the Company are presented in the following list. Each individual has been appointed to serve for the period which ends with the Annual Meeting of Shareholders to be held on June 5, 2009.

Name	Age	Current Position

Albert B. Ratner (1)	81	Co-Chairman of the Board of Directors
Samuel H. Miller	87	Co-Chairman of the Board of Directors and Treasurer
Charles A. Ratner (1)	67	Chief Executive Officer, President and Director
Bruce C. Ratner (1)	64	Executive Vice President and Director
James A. Ratner (1)	64	Executive Vice President and Director
Ronald A. Ratner (1)	61	Executive Vice President and Director
Brian J. Ratner (1)	51	Executive Vice President and Director
Robert G. O’Brien	51	Executive Vice President and Chief Financial Officer
Linda M. Kane	51	Senior Vice President, Chief Accounting and Administrative Officer
Geralyn M. Presti	53	Senior Vice President, General Counsel and Secretary
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

•	Bruce C. Ratner has been Executive Vice President since November 2006. He has been Chief Executive Officer of Forest City Ratner Companies, a subsidiary of the Company, since 1987.

•	James A. Ratner has been Executive Vice President since March 1988.

•	Ronald A. Ratner has been Executive Vice President since March 1988.

•	Brian J. Ratner has been Executive Vice President since June 2001.

•
Robert G. O’Brien has been Executive Vice President and Chief Financial Officer since April 2008. He previously served as Vice President, Finance and Investment from February 2008 to April 2008 and Executive Vice President, Strategy and Investment, of Forest City Rental Properties Corporation, a subsidiary of the Company, from October 2000 to January 2008.

•
Linda M. Kane has been Chief Accounting and Administrative Officer since December 2007 and Senior Vice President since June 2002. She previously served as Corporate Controller from March 1995 to December 2007 and Vice President from March 1995 to June 2002.

•
Geralyn M. Presti has been Senior Vice President and General Counsel since July 2002 and Secretary since April 2008. She previously served as Assistant Secretary from July 2002 to April 2008, Deputy General Counsel from January 2000 to June 2002, and Associate General Counsel from December 1996 to January 2000.

(1)	Charles A. Ratner, James A. Ratner and Ronald A. Ratner are brothers. Albert B. Ratner and Bruce C. Ratner are first cousins to each other as well as first cousins to Charles A. Ratner, James A. Ratner and Ronald A. Ratner. Brian J. Ratner is the son of Albert B. Ratner.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A and Class B common stock are traded on the New York Stock Exchange (“NYSE”) under the symbols FCEA and FCEB, respectively. At January 31, 2009 and 2008, the market price of the Company’s Class A common stock was $6.76 and $39.85, respectively, and the market price of the Company’s Class B common stock was $6.92 and $39.80, respectively. As of February 27, 2009, the number of registered holders of Class A and Class B common stock were 813 and 487, respectively. The following tables summarize the quarterly high and low sales prices per share of the Company’s Class A and Class B common stock as reported by the NYSE and the dividends declared per common share:

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2009	2008	2008	2008

Market price range of common stock
Class A
High	$12.15	$34.62	$41.60	$40.90
Low	$3.42	$10.91	$25.59	$34.47
Class B
High	$12.25	$35.17	$41.45	$40.33
Low	$3.50	$11.16	$25.66	$34.56
Quarterly dividends declared per common share Class A and Class B (1)	$-	$0.08	$0.08	$0.08

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2008	2007	2007	2007

Market price range of common stock
Class A
High	$55.46	$63.46	$72.23	$70.08
Low	$35.38	$52.94	$54.41	$60.10
Class B
High	$55.49	$63.29	$71.88	$70.08
Low	$35.62	$52.91	$54.01	$60.00
Quarterly dividends declared per common share Class A and Class B (1)	$0.08	$0.08	$0.08	$0.07

(1)
On December 5, 2008, our Board of Directors suspended the cash dividends on shares of Class A and Class B common stock following the payment of dividends on December 15, 2008, until such dividends are reinstated. The Company’s bank revolving credit facility, as amended January 30, 2009, prohibits the Company from paying any dividends on its capital stock through March 2010.

For the three months ended January 31, 2009 there were no unregistered issuances of stock. In November 2008 and January 2009, the Company repurchased into treasury 810 shares and 592 shares, respectively, of Class A common stock to satisfy the minimum statutory tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program. The following table reflects repurchases of Class A common stock for the three months ended January 31, 2009:

Issuer Purchases of Equity Securities
			Total Number of
	Total		Shares	Maximum Number of
	Number of	Average	Purchased as Part of	Shares that May Yet
	Shares	Price Paid	Publicly Announced	Be Purchased Under
	Purchased	Per Share	Plans or Programs	the Plans or Programs

November 1 through November 30, 2008	810	$9.76	-	$-
December 1 through December 31, 2008	-	-	-	-
January 1 through January 31, 2009	592	6.81	-	-

Total	1,402	$8.51	-	$-

The following graph shows a comparison of cumulative total return for the period from January 31, 2004 through January 31, 2009 among the Company’s Class A Common Stock (FCEA) and Class B Common Stock (FCEB), Standard & Poor’s 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Real Estate Index. The cumulative total return is based on a $100 investment on January 31, 2004 and the subsequent change in market prices of the securities at each respective fiscal year end. It also assumes that dividends were reinvested quarterly.

	Jan-04	Jan-05	Jan-06	Jan-07	Jan-08	Jan-09
Forest City Enterprises Inc. Class A	$100	$113	$148	$238	$158	$27
Forest City Enterprises Inc. Class B	$100	$114	$148	$238	$158	$28
S&P 500®	$100	$106	$117	$134	$131	$81
Dow Jones US Real Estate Index	$100	$116	$148	$203	$152	$76

Item 6. Selected Financial Data
The Operating Results and per share amounts presented below have been reclassified pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for properties disposed of and/or classified as held for sale during the years ended January 31, 2009, 2008, 2007, 2006 and 2005. The following data should be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Our historical operating results may not be comparable to our future operating results.

	Years Ended January 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)

Operating Results:
Total revenues from real estate operations (1)	$1,290,390	$1,286,470	$1,116,639	$1,085,857	$887,362

Earnings (loss) from continuing operations (1)	$(122,012)	$(13,293)	$31,697	$69,229	$45,880
Discontinued operations, net of tax and minority interest (1)	9,812	65,718	145,554	14,290	50,587
Cumulative effect of change in accounting principal, net of tax (3)	-	-	-	-	(11,261)

Net earnings (loss)	$(112,200)	$52,425	$177,251	$83,519	$85,206

Diluted Earnings per Common Share:
Earnings (loss) from continuing operations (1)	$(1.19)	$(0.13)	$0.31	$0.67	$0.45
Discontinued operations, net of tax and minority interest (1)	0.10	0.64	1.39	0.14	0.50
Cumulative effect of change in accounting principal, net of tax	-	-	-	-	(0.11)

Net earnings (loss)	$(1.09)	$0.51	$1.70	$0.81	$0.84

Weighted Average Diluted Shares Outstanding	102,755,315	102,261,740	104,454,898	102,603,932	101,846,056

Cash Dividend Declared - Class A and B	$0.2400	$0.3100	$0.2700	$0.2300	$0.2950 (2)

	Years Ended January 31,
	2009	2008	2007	2006	2005
Financial Position:	(in thousands)

Consolidated assets	$11,422,917	$10,251,597	$8,981,604	$7,990,341	$7,322,085

Real estate portfolio, at cost	$10,631,884	$9,216,704	$8,229,273	$7,155,126	$6,437,906

Long-term debt, primarily nonrecourse mortgages	$8,314,300	$7,264,510	$6,225,272	$5,841,332	$5,386,591

(1)	This category is adjusted for discontinued operations in accordance with SFAS No. 144. See the “Discontinued Operations” section of the Management Discussion and Analysis (“MD&A”) of Item 7.

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
We have approximately $11.4 billion of assets in 27 states and the District of Columbia at January 31, 2009. Our core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco and Washington, D.C., and our corporate headquarters is in Cleveland, Ohio.
Overview
Significant milestones occurring during 2008 included:
•
The opening of three retail centers including the 800,000 square foot White Oak Village power center, located in Richmond, Virginia, Shops at Wiregrass, a 642,000 square foot open-air lifestyle center, located in Wesley Chapel, Florida, near Tampa and the 980,000 square foot Orchard Town Center outdoor lifestyle village located in Westminster, Colorado;

•
The opening or acquisition of four office projects including Johns Hopkins — 855 North Wolfe Street, the first office building at The Science + Technology Park at Johns Hopkins in Baltimore, Maryland and two at Mesa del Sol in Albuquerque, New Mexico;

•
The opening or acquisition of seven apartment communities including the 131-unit Lucky Strike, located in Richmond, Virginia, the 665-unit Uptown Apartments, located in Oakland, California, the 366-unit Mercantile Place on Main located in Dallas, Texas and the first building at Hamel Mill Lofts, a collection of high-end, historically renovated rental apartment buildings in Haverhill, Massachusetts;

•
The sales of the Sterling Glen of Rye Brook, located in Rye Brook, New York and Sterling Glen of Lynbrook, located in Lynbrook, New York supported-living apartment properties to Atria Senior Living Group (“Atria”). The sales are part of a larger transaction originally announced in July, 2007, under which Atria would acquire the majority of our supported-living apartment portfolio;

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

•
The closings on major financings including a $250,000,000 financing for the first two buildings of the Waterfront Station mixed-use redevelopment project in Washington, D.C., a $147,000,000 financing for 80 DeKalb, a 335,000 square foot residential building in Brooklyn, New York where construction began during 2008 and a $680,000,000 nonrecourse mortgage financing for the mixed-use Beekman residential project in lower Manhattan, the largest construction financing in our history; and

•	Closing $1,490,000,000 in other nonrecourse mortgage financing transactions.
In addition, subsequent to the year ended January 31, 2009, we announced that we have secured a $161,900,000 refinancing of a nonrecourse mortgage associated with our Atlantic Yards project in Brooklyn, New York.

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
Recognition of Revenue
Real Estate Sales – We recognize gains on sales of real estate pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Sales of Real Estate” (“SFAS No. 66”). The specific timing of a sale is measured against various criteria in SFAS No. 66 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the property. If the sales criteria are not met, we defer gain recognition and account for the continued operations of the property by applying the deposit, finance, installment or cost recovery methods, as appropriate.
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
Military Housing Fee Revenues – Revenues for development fees related to our military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize additional development incentive fees upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Revenues of $62,180,000, $56,045,000 and $7,981,000 were recognized during the years ended January 31, 2009, 2008 and 2007, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues related to construction management fees are earned based on the cost of each construction contract. We also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Revenues of $13,505,000, $10,012,000 and $4,327,000 were recognized during the years ended January 31, 2009, 2008 and 2007, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Property management and asset management fee revenues are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognized certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management and asset management fees of $14,318,000, $9,357,000 and $5,366,000 were recognized during the years ended January 31, 2009, 2008 and 2007, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
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
A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34, “Capitalization of Interest Cost,” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.
Allowance for Projects Under Development – We record an allowance for estimated development project write-offs for our projects under development. A specific project is written off when it is determined by management that it is probable the project will not be developed. The allowance, which is consistently applied, is adjusted on a quarterly basis based on our actual development project write-off history. The allowance balance was $17,786,000 and $11,786,000 at January 31, 2009 and 2008, respectively, and is included in accounts payable and accrued expenses in our Consolidated Balance Sheets. The allowance increased by $6,000,000 for the year ended January 31, 2009 and decreased by $3,900,000 and $800,000 for the years ended January 31, 2008 and 2007, respectively. Any change in the allowance is reported in operating expenses in our Consolidated Statements of Operations.
Acquisition of Rental Properties - Upon acquisition of rental property, we allocate the purchase price of properties to net tangible and identified intangible assets acquired based on fair values. Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Capitalized above-market lease values are amortized as a reduction of rental income (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income (or rental expense for ground leases in which we are the lessee) over the remaining non-cancelable terms of the respective leases, including any fixed-rate renewal periods.
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. We estimate the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. Our estimates of value are made using methods similar to those used by independent appraisers or by using independent appraisals. Factors considered by us in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. We also use the information obtained as a result of our pre-acquisition due diligence as part of our consideration of the Financial Accounting Standards Board Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations,” and when necessary, will record a conditional asset retirement obligation as part of our purchase price.
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
Allowance for Doubtful Accounts and Reserves on Notes Receivable – We record allowances against our rent receivables from commercial and residential tenants that we deem to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against our straight-line rent receivable is based on our historical experience with early lease terminations as well as specific review of our significant tenants and tenants that are having known financial difficulties. There is a risk that our estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. We estimate the allowance for notes receivable based on our assessment of expected future cash flows estimated to be paid to us. If our estimate of expected future cash flows does not accurately reflect actual events, our reserve on notes receivable may be over or understated by the actual cash flows that occur. Our allowance for doubtful accounts, which includes our straight-line allowance, was $27,213,000 and $13,084,000, at January 31, 2009 and 2008, respectively. Management believes the increase in the reserve is indicative of the general economic environment and its impact on the ability of certain retail and office tenants to pay all of their commitments recorded on the Consolidated Balance Sheet as of January 31, 2009.
Historic and New Market Tax Credit Entities – We have certain investments in properties that have received, or we believe are entitled to receive, historic rehabilitation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs. We typically enter into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into these investments, they are entitled to substantially all of the benefits derived from the tax credit, but generally have no material interest in the underlying economics of the properties. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby we may be obligated or entitled to repurchase the financial investors’ interest. We have consolidated each of these properties in our consolidated financial statements, and have reflected the investors’ contribution as accounts payable and accrued expenses in our Consolidated Balance Sheets.
We guarantee the financial investor that in the event of a subsequent recapture by a taxing authority due to our noncompliance with applicable tax credit guidelines that we will indemnify the financial investor for any recaptured tax credits. Within our consolidated financial statements, we initially record a liability for the cash received from the financial investor. We generally record income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. During the years ended January 31, 2009, 2008 and 2007, we recognized income related to tax credits of $11,168,000, $10,788,000 and $25,873,000, respectively, which were recorded in interest and other income in our Consolidated Statements of Operations.
Impairment of Real Estate – We follow the provisions of SFAS No. 144 when reviewing our long-lived assets to determine if an impairment of their carrying value exists. We review our real estate portfolio, including land held for development or sale, to determine if the carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. Impairment indicators include, but are not limited to significant decreases to property net operating income, significant decreases in occupancy rates, physical condition of property and general economic conditions. In cases where we do not expect to recover our carrying costs, an impairment loss is recorded as an impairment of real estate to the extent the carrying value exceeds fair value. Significant estimates are made in the determination of future undiscounted cash flows. Changes to management’s estimates may affect the amount of impairment charges recognized.

Impairment of Unconsolidated Entities — We apply the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), to determine if there has been an other-than-temporary decline loss in value of our investments in unconsolidated entities. We review our investments in unconsolidated entities for impairment whenever events or changes indicate that the fair value may be less than the carrying value of our investment. For our equity method real estate investments, a loss in value of an investment which is other than a temporary decline is recognized as a component of equity in earnings (loss) of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline and all other relevant facts and circumstances.
Variable Interest Entities — In accordance with FIN No. 46 (R) (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”), we consolidate a variable interest entity (“VIE”) in which we have a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the we become involved with the entity. VIEs are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We reconsider this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. Additionally, if different estimates are applied in determining future cash flows, and how the cash flows are funded, we may have otherwise concluded on the consolidation method of an entity.
The determination of the consolidation method for each entity can change as reconsideration events occur. Expected results after the formation of an entity can vary, which could cause a change in the allocation to the partners. During the year ended January 31, 2009, the deterioration of the economy as it relates to the real estate market has resulted in changes in the economic design in the operation of certain joint ventures. Our reevaluation of the economic design of various joint ventures has caused a change in consolidation methods of certain VIEs during the year ended January 31, 2009. In addition, if we sell a property, sell our interest in a joint venture or enter into a new joint venture, the number of VIEs we are involved with could vary between quarters.
As of January 31, 2009, we determined that we were the primary beneficiary under FIN No. 46 (R) of 34 VIEs representing 24 properties (20 VIEs representing 11 properties in Residential Group, 12 VIEs representing 11 properties in Commercial Group and 2 VIEs/properties in Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of January 31, 2009, we held variable interests in 42 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $88,000,000 at January 31, 2009. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets.
The carrying value of real estate, nonrecourse mortgage debt and minority interest of VIEs for which we are the primary beneficiary are as follows:

	January 31,
	2009	2008
	(in thousands)

Real estate, net	$1,602,000	$789,000
Nonrecourse mortgage debt	$1,237,000	$790,000
Minority interest	$78,000	$5,000
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see the “Senior and Subordinated Debt” section of MD&A) as of January 31, 2009.
Fiscal Year – The years 2008, 2007 and 2006 refer to the fiscal years ended January 31, 2009, 2008 and 2007, respectively.

Results of Operations
We report our results of operations by each of our three strategic business units as we believe this provides the most meaningful understanding of our financial performance. In addition to our three strategic business units, we have two additional segments: The Nets and Corporate Activities.
Net Earnings (Loss) – Net loss for the year ended January 31, 2009 was ($112,200,000) versus net earnings of $52,425,000 for the year ended January 31, 2008. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•
$64,604,000 ($105,287,000, pre-tax) related to the 2007 gains on disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee and the following six consolidated supported-living apartment communities: Sterling Glen of Bayshore in Bayshore, New York, Sterling Glen of Center City in Philadelphia, Pennsylvania, Sterling Glen of Darien in Darien, Connecticut, Sterling Glen of Forest Hills in Forest Hills, New York, Sterling Glen of Plainview in Plainview, New York and Sterling Glen of Stamford in Stamford, Connecticut;

•
$18,758,000 ($30,879,000, pre-tax) related to increased write-offs of abandoned development projects in 2008 compared to 2007. The increase primarily relates to the write-off at Summit at Lehigh Valley, a Commercial development project with a housing component in Allentown, Pennsylvania, of $13,069,000, ($21,513,000 pre-tax) in 2008;

•	$17,920,000 ($20,111,000, pre-tax) related to the increased share of losses from our equity investment in the New Jersey Nets basketball team (see “The Nets” section of the MD&A);

•
$10,940,000 ($17,830,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn a consolidated supported-living apartment community under construction in Roslyn, New York;

•
$8,168,000 ($13,311,000, pre-tax) related to the 2007 gains on disposition of two equity method properties, University Park at MIT Hotel in Cambridge, Massachusetts and White Acres, an apartment community in Richmond Heights, Ohio offset by the 2008 gains on disposition of two equity method properties, One International Place and Emery-Richmond, office buildings in Cleveland, Ohio and Warrensville Heights, Ohio, respectively;

•	$7,930,000 related to a cumulative effect of change in our effective tax rate during 2008;

•
$7,554,000 ($12,434,000, pre-tax) related to the 2008 reduction in fair value of the Denver Urban Renewal Authority (“DURA”) purchase obligation and fee (see the “Other Structured Financing Arrangements” section of the MD&A);

•	$6,707,000 ($10,986,000, pre-tax) related to the 2008 increase in impairment charges of consolidated and unconsolidated entities;

•
$5,611,000 ($9,237,000, pre-tax) in 2008 related to the change in fair market value between the comparable periods of one of our 10-year forward swaps and a related interest rate floor which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting (see the “Interest Rate Exposure” section of the MD&A); and

•	$5,255,000 ($8,651,000, pre-tax) related to the 2008 increase in outplacement and severance costs related to involuntary employee separations.
These decreases were partially offset by the following increases, net of tax and minority interest:
•	$13,924,000 ($18,197,000, pre-tax) primarily related to military housing fee income from the management and development of units located primarily in Hawaii, Illinois, Washington and Colorado;

•
$8,159,000 ($13,297,000, pre-tax) related to the 2008 gains on disposition of two supported-living apartment communities, Sterling Glen of Lynbrook in Lynbrook, New York and Sterling Glen of Rye Brook in Rye Brook, New York;

•
$4,734,000 ($7,793,000, pre-tax) primarily related to the gain on early extinguishment of a portion of our puttable equity-linked senior notes due October 15, 2011 (see the “Puttable Equity-Linked Senior Notes” section of the MD&A) in 2008 as compared to the loss on early extinguishment of nonrecourse mortgage debt primarily at Eleven MetroTech Center, an office building in Brooklyn, New York, in order to secure more favorable financing terms and at New York Times, an office building in Manhattan, New York, in order to obtain permanent financing, both in 2007;

•	$2,417,000 ($3,978,000, pre-tax) related to lease termination fee income in 2008 at an office building in Cleveland, Ohio; and

•	$2,035,000 ($3,350,000, pre-tax) related to the 2008 gain on the sale of an ownership interest in a parking management company.
Net earnings for the year ended January 31, 2008 was $52,425,000 versus $177,251,000 for the year ended January 31, 2007. This variance to the prior year is primarily attributable to the following decreases, which are net of tax and minority interest:
•
$143,026,000 ($233,092,000, pre-tax) related to the 2006 gains on disposition of six consolidated properties, Mount Vernon Square, an apartment community in Alexandria, Virginia, Providence at Palm Harbor, an apartment community in Tampa, Florida, Hilton Times Square, a 444-room hotel in Manhattan, New York, G Street, a specialty retail center in Philadelphia, Pennsylvania, Embassy Suites Hotel, a 463-room hotel in Manhattan, New York, and Battery Park City, a retail center in Manhattan, New York;

•	$4,700,000 ($7,662,000, pre-tax) related to the 2006 gain on disposition of one equity method Commercial property, Midtown Plaza, a specialty retail center in Parma, Ohio;

•
$34,458,000 ($51,756,000, pre-tax) related to decreased earnings in 2007 reported in the Land Development Group primarily due to a decrease in land sales at Sweetwater Ranch in Austin, Texas, Stapleton in Denver, Colorado and Bal Gra in Edenton, North Carolina;

•
$9,256,000 ($15,085,000, pre-tax) related to income recognition on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits (collectively, “the Tax Credits”) in 2006 that did not recur at the same level;

•
$8,109,000 ($13,215,000, pre-tax) related to decreases in earnings from the Commercial Group outlot land sales in 2007 primarily at Simi Valley in Simi Valley, California partially offset by the 2007 land sale and related site work construction at Ridge Hill in Yonkers, New York, which is accounted for under the percentage of completion method;

•	$6,081,000 ($9,910,000, pre-tax) related to increased write-offs of abandoned development projects in 2007 compared to 2006;

•
$5,074,000 ($8,269,000, pre-tax) related to an impairment charge on one of our unconsolidated entities. Due to the continued deterioration of the condominium market in Los Angeles, California during the fourth quarter of 2007, Mercury lowered certain estimates regarding future cash flows on condominium sales; and

•
$4,809,000 ($7,837,000, pre-tax) related to management’s approved plan to demolish two buildings owned by us adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to this new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007 resulting in accelerated depreciation expense.

These decreases were partially offset by the following increases, net of tax and minority interest:
•
$64,604,000 ($105,287,000, pre-tax) related to the 2007 gains on disposition of Landings of Brentwood and the following six consolidated supported-living apartment properties: Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview, and Sterling Glen of Stamford in Stamford, Connecticut;

•	$10,940,000 ($17,830,000, pre-tax) related to the 2007 net gain recognized in other income on the sale of Sterling Glen of Roslyn;

•	$8,831,000 ($14,392,000, pre-tax) related to the 2007 gains on disposition of two equity method properties, University Park at MIT Hotel and White Acres; and

•	$6,685,000 ($10,858,000, pre-tax) primarily related to military housing fee income from the management and development of units.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment for the years ended January 31, 2009, 2008 and 2007, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Revenues from Real Estate Operations
Commercial Group	$933,876	$851,496	$753,148
Commercial Group Land Sales	36,777	76,940	58,167
Residential Group	285,889	265,777	188,094
Land Development Group	33,848	92,257	117,230
The Nets	-	-	-
Corporate Activities	-	-	-

Total Revenues from Real Estate Operations	$1,290,390	$1,286,470	$1,116,639

Operating Expenses
Commercial Group	$490,833	$436,432	$401,027
Cost of Commercial Group Land Sales	17,062	54,888	27,106
Residential Group	177,396	183,078	127,364
Land Development Group	52,878	67,687	75,107
The Nets	-	-	-
Corporate Activities	44,097	41,635	41,607

Total Operating Expenses	$782,266	$783,720	$672,211

Interest Expense
Commercial Group	$261,989	$214,785	$178,200
Residential Group	41,103	46,525	45,669
Land Development Group	234	413	8,875
The Nets	-	-	-
Corporate Activities	64,556	63,782	48,086

Total Interest Expense	$367,882	$325,505	$280,830

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$6,896	$11,487	$16,674
Gain on sale of Emery-Richmond	200	-	-
Gain on sale of One International Place	881	-	-
Gain on sale of University Park at MIT Hotel	-	12,286	-
Gain on sale of Midtown	-	-	7,662
Residential Group	9,193	10,296	118
Gain on sale of White Acres	-	2,106	-
Land Development Group	9,519	5,245	39,190
The Nets	(40,989)	(20,878)	(14,703)
Corporate Activities	-	-	1

Total Equity in Earnings (Loss) of Unconsolidated Entities	$(14,300)	$20,542	$48,942

Impairment of Unconsolidated Entities
Commercial Group	$9,193	$-	$400
Residential Group	9,443	8,269	-
Land Development Group	2,649	3,200	-
The Nets	-	-	-
Corporate Activities	-	-	-

Total Impairment of Unconsolidated Entities	$21,285	$11,469	$400

Commercial Group
Revenues from real estate operations – Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $42,217,000, or 4.55%, for the year ended January 31, 2009 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:
•	$66,676,000 related to new property openings, as noted in the table below;

•
$5,288,000 related to revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman, a development project in Manhattan, New York. This represents a reimbursement of costs which is included in operating expenses discussed below; and

•	$3,978,000 related to lease termination fee income in 2008 at an office building in Cleveland, Ohio.
These increases were partially offset by the following decrease:
•
$40,163,000 related to a decrease in commercial outlot land sales primarily related to Promenade Bolingbrook located in Bolingbrook, Illinois, White Oak Village in Richmond, Virginia and Ridge Hill in Yonkers, New York, which were partially offset by increases in land sales at Short Pump Town Center in Richmond, Virginia and South Bay Southern Center, in Redondo Beach, California.

The balance of the remaining increase of $6,438,000 was generally due to fluctuations in mature properties.
Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $117,121,000, or 14.44%, for the year ended January 31, 2008 compared to the same period in the prior year. The variance to the prior year was primarily attributable to the following increases:
•	$59,854,000 related to new property openings, as noted in the table below;

•	$15,045,000 related to the 2007 land sale at Ridge Hill;

•
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

•	$4,108,000 primarily related to reduced vacancies at 42nd Street Retail and Short Pump Town Center; and

•	$3,728,000 related to an increase in commercial outlot land sales primarily at Promenade Bolingbrook and White Oak Village, which was partially offset by decreases at Simi Valley and Victoria Gardens.
These increases were partially offset by the following decrease:
•
$11,714,000 related to revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman. This represents a reimbursement of costs, which is included in operating expenses discussed below.

The balance of the remaining increase of $21,406,000 was generally due to fluctuations in mature properties.
Operating and Interest Expenses – Operating expenses increased $16,575,000, or 3.37%, for year ended January 31, 2009 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:
•	$26,978,000 related to write-offs of abandoned development projects, primarily at Summit at Lehigh Valley;

•	$18,335,000 related to new property openings, as noted in the below;

•
$5,288,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which are included in revenues from real estate operations discussed above; and

•	$1,759,000 related to a participation payment on the refinancing at Jackson Building, an office building in Cambridge, Massachusetts.
These increases were partially offset by the following decrease:
•
$37,826,000 related to a decrease in commercial outlot land sales primarily related to Promenade Bolingbrook, White Oak Village and Ridge Hill, which was partially offset by increases at Short Pump Town Center and Saddle Rock Village in Aurora, Colorado.

The balance of the remaining increase of $2,041,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses increased $63,187,000, or 14.76%, for the year ended January 31, 2008 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:
•	$25,588,000 related to new property openings, as noted in the table below;

•
$15,563,000 related to an increase in commercial outlot sales primarily at Promenade Bolingbrook, and White Oak Village, which was partially offset by decreases at Orchard Town Center, Simi Valley and Salt Lake City;

•	$12,219,000 related to the 2007 costs associated with the land sale at Ridge Hill; and

•	$3,493,000 related to the buyout of our partner in Galleria at Sunset, which was previously accounted for on the equity method of accounting.
These increases were partially offset by the following decreases:
•
$11,714,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which is included in revenues from real estate operations discussed above; and

•	$2,973,000 primarily related to Issue 3 - Ohio Earn and Learn initiatives in the prior year, in order to secure a gaming license in Ohio, which was not approved by the voters.
The balance of the remaining increase of $21,011,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $47,204,000, or 21.98%, for the year ended January 31, 2009 compared to the same period in the prior year. Interest expense for the Commercial Group increased by $36,585,000, or 20.53%, during the year ended January 31, 2008 compared to the prior year. Approximately $7,380,000 and $3,675,000 of the increase for the years ended January 31, 2009 and 2008, respectively, represents the change in fair value of a forward swap related to an unconsolidated property that is marked to market through interest expense. The remaining increases are primarily attributable to the openings of the properties listed in the table below.

The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened/acquired properties for the year ended January 31, 2009 compared to the same periods in the prior year:

				Year Ended January 31,
				2009 vs. 2008
				Revenues
				from Real
		Quarter/Year	Square	Estate	Operating
Property	Location	Opened	Feet	Operations	Expenses
				(in thousands)

Retail Centers:
White Oak Village	Richmond, Virginia	Q3-2008	800,000	$2,227	$927
Shops at Wiregrass	Tampa, Florida	Q3-2008	642,000	2,187	1,654
Orchard Town Center	Westminster, Colorado	Q1-2008	980,000	5,570	3,935
Victoria Gardens-Bass Pro	Rancho Cucamonga, California	Q2-2007	180,000	1,038	422
Promenade Bolingbrook	Bolingbrook, Illinois	Q1-2007	750,000	5,149	1,238

Office Buildings:
Johns Hopkins – 855 North Wolfe Street	East Baltimore, Maryland	Q1-2008	279,000	5,729	2,592
New York Times	Manhattan, New York	Q3-2007	737,000	38,548	4,568
Richmond Office Park	Richmond, Virginia	Q2-2007 (1)	570,000	5,492	1,669
Illinois Science and Technology Park-Building Q	Skokie, Illinois	Q1-2007	158,000	736	1,330

Total				$66,676	$18,335

(1)	Acquired property.
The following table presents the increases in revenue and operating expenses incurred by the Commercial Group for newly-opened properties for the year ended January 31, 2008 compared to the prior year:

					Year Ended January 31,
					2008 vs. 2007
					Revenues
					from Real
		Quarter/Year		Square	Estate	Operating
Property	Location	Opened		Feet	Operations	Expenses
					(in thousands)

Retail Centers:
Victoria Gardens-Bass Pro	Rancho Cucamonga, California	Q2-2007		180,000	$2,710	$351
Promenade Bolingbrook	Bolingbrook, Illinois	Q1-2007		750,000	8,993	5,597
Northfield at Stapleton	Denver, Colorado	Q3-2006		1,106,000	6,239	3,005

Office Buildings:
New York Times	Manhattan, New York	Q3-2007		737,000	23,134	5,028
Richmond Office Park	Richmond, Virginia	Q2-2007	(1)	570,000	6,201	2,020
Illinois Science and Technology Park-Building Q	Skokie, Illinois	Q1-2007		158,000	1,091	1,589
Colorado Studios	Denver, Colorado	Q1-2007	(1)	75,000	332	116
Commerce Court	Pittsburgh, Pennsylvania	Q1-2007	(1)	379,000	5,386	3,440
Illinois Science and Technology Park – Building A	Skokie, Illinois	Q4-2006		224,000	2,758	1,792
Illinois Science and Technology Park – Building P	Skokie, Illinois	Q4-2006		128,000	1,103	1,228
Edgeworth Building	Richmond, Virginia	Q4-2006		137,000	1,368	1,124
Stapleton Medical Office Building	Denver, Colorado	Q3-2006		45,000	539	298

Total					$59,854	$25,588

(1)	Acquired property.
Total occupancy for the Commercial Group is 88.5% and 89.6% for retail and office, respectively, as of January 31, 2009 compared to 92.5% and 89.7%, respectively, as of January 31, 2008. Retail occupancy was negatively impacted by the Circuit City bankruptcy and subsequent vacating of its retail space, as well as three recently opened retail centers which have not yet achieved stabilization. Retail and office occupancy as of January 31, 2009 and 2008 is based on square feet leased at the end of the fiscal quarter. Average occupancy for hotels for the year ended January 31, 2009 is 68.8% compared to 70% for the year ended January 31, 2008.
As of January 31, 2009, the average base rent per square feet expiring for retail and office leases is $26.60 and $30.82, respectively, compared to $26.56 and $29.86, respectively, as of January 31, 2008. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $146.26 and $141.60 for the year ended January 31, 2009 and 2008, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the years ended January 31, 2009 and 2008.

Residential Group
Revenues from real estate operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group increased by $20,112,000, or 7.6%, during the year ended January 31, 2009 compared to the prior year. The variance is primarily attributable to the following increases:
•
$14,589,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado;

•	$4,777,000 primarily related to new property openings and acquired properties as noted in the table below;
•
$4,750,000 primarily related to increases in rents and occupancy at the following properties: Sky55 in Chicago, Illinois, 100 Landsdowne Street in Cambridge, Massachusetts, Ashton Mill in Cumberland, Rhode Island, Oceanpointe Towers in Long Branch, New Jersey, Midtown Towers in Parma, Ohio, Lenox Park in Silver Spring, Maryland, Pavilion in Chicago, Illinois, and 101 San Fernando in San Jose, California; and

•	$2,449,000 related to the change to the full consolidation method of accounting from equity method at Village Center in Detroit, Michigan and Independence Place I in Parma Heights, Ohio.
These increases were partially offset by the following decreases:
•
$5,260,000 related to the net leasing arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A); and

•
$1,920,000 primarily related to decreases in occupancy at the following properties: Emerald Palms in Miami, Florida, Heritage in San Diego, California, and Museum Towers and One Franklintown, both of which are in Philadelphia, Pennsylvania.

The balance of the remaining increase of $727,000 was generally due to fluctuations in other mature properties.
Revenues from real estate operations for the Residential Group increased by $77,683,000, or 41.3%, during the year ended January 31, 2008 compared to the prior year. This variance is primarily attributable to the following increases:
•	$57,740,000 related to military housing fee revenues from the management and development of military housing units;
•
$13,847,000 related to the buyout of our partners at Sterling Glen of Glen Cove in Glen Cove, New York, Sterling Glen of Great Neck in Great Neck, New York, Midtown Towers and Easthaven at the Village in Beachwood, Ohio, all of which were previously accounted for on the equity method of accounting; and

•	$7,868,000 related to new property openings and acquired properties as noted in the table below.
These increases were partially offset by the following decreases:
•	$4,183,000 related to the leasing of a certain supported-living apartment property (see the “Discontinued Operations” section of the MD&A); and
•	$2,100,000 related to the 2006 land sale at Bridgewater in Hampton, Virginia.
The balance of the remaining increase of $4,511,000 was generally due to fluctuations in other mature properties.
Operating and Interest Expenses – Operating expenses for the Residential Group decreased by $5,682,000, or 3.1%, during the year ended January 31, 2009 compared to the prior year. This variance is primarily attributable to the following decreases:
•
$7,512,000 related to the net lease arrangements whereby we receive fixed rental income in exchange for the operations of certain supported-living apartment properties which were retained by the lessee (see the “Discontinued Operations” section of the MD&A);

•	$5,292,000 related to reduced payroll costs and specific cost reduction activities; and

•	$4,892,000 related to management expenditures associated with military housing fee revenues.
These decreases were partially offset by the following increases:
•	$6,608,000 related to new property openings and acquired properties as noted in the table below;

•	$6,146,000 related to write-offs of abandoned development projects; and

•	$1,593,000 related to the change to the full consolidation method of accounting from the equity method at Village Center and Independence Place I.
The balance of the remaining decrease of $2,333,000 was generally due to fluctuations in mature properties and general operating activities.
Operating expenses for the Residential Group increased by $55,714,000, or 43.7%, during the year ended January 31, 2008 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$48,018,000 related to management expenditures associated with military housing fee income;
•	$7,137,000 related to the buyout of our partners at Sterling Glen of Glen Cove, Sterling Glen of Great Neck, Midtown Towers and Easthaven at the Village;
•	$3,583,000 related to write-offs of abandoned development projects; and
•	$1,230,000 related to new property openings and acquired properties as noted in the table below.
These increases were partially offset by the following decreases:
•	$4,041,000 due to the leasing of a certain supported-living apartment property (see the “Discontinued Operations” section of the MD&A); and
•	$2,000,000 related to the 2006 land sale at Bridgewater.
The balance of the remaining increase of $1,787,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group decreased by $5,422,000, or 11.7%, during the year ended January 31, 2009 compared to the prior year primarily as a result of decreased variable interest rates. Interest expense for the Residential Group increased by $856,000, or 1.9%, during the year ended January 31, 2008 compared to the prior year.
The following table presents the increases in revenues and operating expenses incurred by the Residential Group for newly-opened/acquired properties for the year ended January 31, 2009 compared to the same period in the prior year:

				Year Ended January 31,
				2009 vs. 2008
				Revenues
				from
		Quarter/Year		Real Estate	Operating
Property	Location	Opened	Units	Operations	Expenses
				(in thousands)

Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008 (1)	305	$23	$559
Lucky Strike	Richmond, Virginia	Q1-2008	131	592	426
Mercantile Place on Main	Dallas, Texas	Q1-2008/Q4-2008	366	558	3,195
Wilson Building	Dallas, Texas	Q4-2007 (2)	143	1,859	1,426
Cameron Kinney	Richmond, Virginia	Q2-2007 (2)	259	509	344
Botanica II	Denver, Colorado	Q2-2007	154	1,236	658

Total				$4,777	$6,608

(1)	Property to open in phases.

(2)	Acquired property.

The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened/acquired properties for the year ended January 31, 2008 compared to the same period in the prior year:

					Year Ended January 31,
					2008 vs. 2007
					Revenues
					from
		Quarter/Year			Real Estate	Operating
Property	Location	Opened		Units	Operations	Expenses
					(in thousands)

Wilson Building	Dallas, Texas	Q4-2007	(1)	143	$56	$86
Cameron Kinney	Richmond, Virginia	Q2-2007	(1)	259	2,153	937
Botanica II	Denver, Colorado	Q2-2007		154	548	255
1251 S. Michigan	Chicago, Illinois	Q1-2006		91	598	(174)
Sky55	Chicago, Illinois	Q1-2006		411	4,513	126

Total					$7,868	$1,230

(1)	Acquired property.
Total average occupancy for the Residential Group is 88.8% and 91.9% for the years ended January 31, 2009 and 2008, respectively. Average residential occupancy for the years ended January 31, 2009 and 2008 is calculated by dividing gross potential rent less vacancy by gross potential rent.
Total net rental income (“NRI”) for our Residential Group was 85.7% and 93.4% for the years ended January 31, 2009 and 2008, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Land Development Group
Revenues from real estate operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land that we believe is in good markets throughout the country. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group decreased by $58,409,000 for the year ended January 31, 2009 compared to the prior year. This variance is primarily attributable to the following decreases:
•	$34,899,000 in land sales at Stapleton in Denver, Colorado;

•	$7,596,000 in land sales at Mill Creek in York County, South Carolina;

•	$5,792,000 in land sales at Tangerine Crossing, in Tucson, Arizona;

•	$5,222,000 in land sales at Prosper in Prosper, Texas;

•	$1,972,000 in land sales at Sugar Chestnut in North Ridgeville, Ohio;

•	$1,560,000 in land sales at Bratenahl Subdivision in Bratenahl, Ohio;

•
$4,546,000 in unit/land sales primarily at three land development projects: Wheatfield Lakes in Wheatfield, New York, Rockport Square in Lakewood, Ohio and Creekstone in Copley, Ohio combined with several smaller decreases at other land development projects.

These decreases were partially offset by the following increases:
•	$2,458,000 in land sales at Summers Walk in Davidson, North Carolina; and
•	$720,000 in land sales primarily at Legacy Lakes in Aberdeen, North Carolina combined with several smaller increases at other land development projects.
Revenues from real estate operations for the Land Development Group decreased by $24,973,000 for the year ended January 31, 2008 compared to the prior year. This variance is primarily attributable to the following decreases:
•	$18,922,000 in land sales at Bal Gra in Edenton, North Carolina;

•	$15,150,000 in land sales at Stapleton;

•	$6,326,000 in land sales at Tangerine Crossing;

•	$2,334,000 in land sales at Waterbury in North Ridgeville, Ohio; and

•
$3,457,000 in land sales primarily at four major land development projects: Suncoast Lakes in Pasco County, Florida; Wheatfield Lakes; Creekstone; and Chestnut Plaza in Elyria, Ohio; combined with several smaller sales decreases at other land development projects.

These decreases were partially offset by the following increases:
•	$7,528,000 in land sales at Prosper;

•	$5,100,000 in land sales at Mill Creek;

•	$4,176,000 in land sales at Summers Walk;

•	$1,560,000 primarily in land sales at Bratenahl Subdivision;

•	$1,527,000 in unit sales at Rockport Square; and

•	$1,325,000 in land sales primarily at two land development projects: Legacy Lakes and Mallard Point in Lorain, Ohio; combined with several smaller sales increases at other land development projects.
Operating and Interest Expenses – Operating expenses decreased by $14,809,000 for the year ended January 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$17,824,000 at Stapleton primarily related to decreased land sales;

•	$4,719,000 at Mill Creek primarily related to decreased land sales;

•	$3,533,000 at Tangerine Crossing primarily related to decreased land sales;

•	$1,168,000 at Rockport Square primarily related to decreased unit sales; and

•
$4,573,000 primarily related to decreased land sales at three land development projects: Wheatfield Lakes, Monarch Grove in Lorain, Ohio and Sugar Chestnut combined with several smaller decreases at other land development projects.

These decreases were partially offset by the following increases:
•
$13,816,000 ($12,434,000, net of minority interest) at Stapleton related to the reduction in fair value of the DURA purchase obligation and fee (see the “Other Structured Financing Arrangements” section of the MD&A);

•	$1,348,000 at Summers Walk primarily related to increased land sales; and
•	$1,844,000 primarily related to increases land sales at Legacy Lakes combined with several smaller increases at other land development projects.
Operating expenses decreased by $7,420,000 for the year ended January 31, 2008 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$10,830,000 at Bal Gra primarily related to decreased land sales;
•	$3,411,000 at Stapleton primarily related to decreased land sales;
•	$1,844,000 at Tangerine Crossing primarily related to decreased land sales; and
•	$3,712,000 primarily related to decreased land sales at Wheatfield Lake, Creekstone and Suncoast Lakes, combined with several smaller expense decreases at other land development projects.
These decreases were partially offset by the following increases:
•	$3,065,000 at Summers Walk primarily related to increased land sales;

•	$2,968,000 at Mill Creek primarily related to increased land sales;

•	$2,029,000 at Rockport Square primarily related to increased unit sales;

•	$1,355,000 at Prosper primarily related to increased land sales; and

•	$2,960,000 primarily related to increased land sales and expenditures at Mallard Point, combined with several smaller expense increases at other land development projects.
Interest expense decreased by $179,000 for the year ended January 31, 2009 compared to the prior year. Interest expense decreased by $8,462,000 for the year ended January 31, 2008 compared to the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in The Nets incurred a pre-tax loss of $40,989,000, $20,878,000 and $14,703,000 for the years ended January 31, 2009, 2008 and 2007, respectively, representing an increase in allocated losses of $20,111,000 and $6,175,000 compared to the same periods in the prior year. For the years ended January 31, 2009, 2008 and 2007, we recognized approximately 54%, 25% and 17% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. For the year ended January 31, 2009, we recognized a higher share of the loss than prior years because of the distribution priorities among members and because we advanced capital to fund anticipated future operating losses on behalf of both us and certain non-funding partners. While these capital advances receive certain preferential capital treatment, generally accepted accounting principles require us to report losses, including significant non-cash losses resulting from amortization, in excess of our legal ownership of approximately 23%. Under certain facts and circumstances, generally accepted accounting principles may require losses to be recognized in excess of the basis in the equity investment. At January 31, 2009, we recognized $3,302,000 of losses in excess of our investment basis.
Included in the losses for the years ended January 31, 2009, 2008 and 2007 are approximately $20,862,000, $10,556,000 and $7,683,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team. The remainder of the losses substantially relate to the operations of the team. The team is expected to operate at a loss in 2009 and will require additional capital from its members to fund the operating losses.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased $2,462,000 for the year ended January 31, 2009 compared to the prior year. The increase was primarily related to company-wide severance and outplacement expenses of $8,651,000 offset by decreases in payroll and related benefits of $5,412,000 and stock-based compensation of $818,000, with the remaining difference attributable to general corporate expenses.
Operating expenses increased by $28,000 for the year ended January 31, 2008 compared to the prior year, which was primarily related to general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense increased by $774,000 for the year ended January 31, 2009 compared to the year ended January 31, 2008, primarily related to unfavorable mark to market adjustments on Corporate derivative instruments, offset by a decrease in bank revolving credit interest expense due to lower variable interest rates.
Interest expense increased by $15,696,000 for the year ended January 31, 2008 compared to the prior year, primarily associated with increased borrowings during the year on the bank revolving credit facility and a full year of interest on the $287,500,000 puttable equity linked senior notes issued in a private placement in October 2006.

Other Activity
The following items are discussed on a consolidated basis.
Interest and Other Income
For the years ended January 31, 2009, 2008 and 2007, we recorded interest and other income of $42,481,000, $73,282,000 and $61,389,000, respectively. Interest and other income decreased $30,801,000 for the year ended January 31, 2009 compared to the same period in the prior year primarily due to the following: the 2007 gain of $17,830,000 on the disposition of Sterling Glen of Roslyn, a decrease of $3,472,000 related to the income earned on the DURA purchase obligation and fee (see the “Other Structured Financing Arrangements” section of the MD&A) and a decrease of $1,846,000 related to interest income earned by Stapleton Land, LLC on an interest rate swap related to the $75,000,000 tax increment financing bonds which matured in 2007. These decreases were partially offset by an increase of $3,350,000 related to the 2008 gain on the sale of an ownership interest in a parking management company. Interest and other income increased $11,893,000 for the year ended January 31, 2008 compared to the same period in the prior year primarily due to the gain of $17,830,000 on sale of Sterling Glen of Roslyn offset by a decrease of $15,085,000 related to the income recognition on the sale of the historic preservation and new market tax credits that did not recur at the same level for the year ended January 31, 2008.
Equity in Earnings (Loss) of Unconsolidated Entities (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in loss of unconsolidated entities was $(14,300,000) for the year ended January 31, 2009 and equity in earnings of unconsolidated entities was $20,542,000 for the year ended January 31, 2008, representing a decrease of $34,842,000. The variance is primarily attributable to the following decreases that occurred within our equity method investments:
-	The Nets
•	$20,111,000 related to an increase in our share of the loss in The Nets (see “The Nets” section of the MD&A).
-	Commercial Group
•	$12,286,000 related to the 2007 gain on disposition of our partnership interest in University Park at MIT Hotel, located in Cambridge, Massachusetts; and

•	$1,272,000 related to a participation payment on the refinancing during 2008 at 350 Massachusetts Avenue, an office building located in Cambridge, Massachusetts.
-	Residential Group
•	$2,106,000 related to the 2007 gain on disposition of our partnership interest in White Acres, an apartment community located in Richmond Heights, Ohio.
-	Land Development Group
•	$2,925,000 related to decreased land sales at Gladden Farms II in Marana, Arizona.
These decreases were partially offset by the following increases:
-	Land Development Group
•	$3,010,000 related to increased sales at Central Station, located in Chicago, Illinois; and
•	$1,649,000 related to increased land sales at various land development projects in San Antonio, Texas.
-	Commercial Group
•
$1,081,000 related to the 2008 gains on disposition of our partnership interests in One International Place and Emery-Richmond, office buildings located in Cleveland, Ohio and Warrensville Heights, Ohio, respectively.

The balance of the remaining decrease of $1,882,000 was due to fluctuations in the operations of our equity method investments.

Equity in earnings of unconsolidated entities was $20,542,000 for the year ended January 31, 2008 compared to $48,942,000 for the year ended January 31, 2007, representing a decrease of $28,400,000. The variance is primarily attributable to the following decreases that occurred within our equity method investments:
–	Land Development Group
•	$14,366,000 related to decreased sales at Central Station;
•
$11,977,000 primarily related to decreased land sales at Smith Family Homes in Tampa, Florida, Gladden Forest, in Marana, Arizona, Chestnut Commons in Elyria, Ohio and Canterbury Crossing in Parker, Colorado;

•	$8,907,000 related to decreased sales at Sweetwater Ranch, located in Austin, Texas, which have been completely sold out; and
•	$4,163,000 related to decreased land sales in Mayfield Village, Ohio, which have been completely sold out.
–	Commercial Group
•	$7,662,000 related to the 2006 gain on disposition of our partnership interest in Midtown Plaza, a specialty retail center located in Parma, Ohio;
•	$2,620,000 primarily related to decreased land sales at Victor Village in Victorville, California, and other sales of land development projects; and
•	$2,236,000 due to the consolidation of Galleria at Sunset, a regional mall located in Henderson, Nevada, in the third quarter of 2006 due to the buy-out of our partner.
–	The Nets
•	$6,175,000 due to an increase in our share of the loss in The Nets (see “The Nets” section of the MD&A).
These decreases were partially offset by the following increases:
–	Commercial Group
•	$12,286,000 related to the 2007 gain on disposition of our partnership interest in University Park at MIT Hotel; and
•	$3,144,000 related to our share of earnings for San Francisco Centre in San Francisco, California, which opened during the third quarter of 2006.
–	Land Development Group
•	$2,605,000 related to increased land sales at Gladden Farms II.
–	Residential Group
•	$2,106,000 related to the 2007 gain on disposition of our partnership interest in White Acres.
The balance of the remaining increase of $9,565,000 was due to fluctuations in the operations of our equity method investments.

Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the years ended January 31, 2009, 2008 and 2007, we recorded amortization of mortgage procurement costs of $12,145,000, $11,296,000 and $10,684,000, respectively. Amortization of mortgage procurement costs increased $849,000 and $612,000 for the years ended January 31, 2009 and 2008, respectively, compared to the same periods in the prior years.
Loss on Early Extinguishment of Debt
For the years ended January 31, 2009, 2008 and 2007, we recorded $1,670,000, $8,955,000 and $2,175,000, respectively, as loss on early extinguishment of debt. For the year ended January 31, 2009, the loss represents the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, 1251 S. Michigan and Sky 55, apartment communities located in Chicago, Illinois, and Grand Lowry Lofts, an apartment community located in Denver, Colorado, in order to secure more favorable financing terms. There charges were offset by gains on the early extinguishment of a portion of our puttable equity-linked senior notes due October 15, 2011 (see the “Puttable Equity-Linked Senior Notes” section of the MD&A) and on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio.
For the year ended January 31, 2008, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Sterling Glen of Great Neck, a 142-unit supported living residential community located in Great Neck, New York, Northern Boulevard and Columbia Park Center, specialty retail centers located in Queens, New York and North Bergen, New Jersey, respectively, and Eleven MetroTech Center, an office building located in Brooklyn, New York and the early extinguishment of borrowings at 101 San Fernando, an apartment community located in San Jose, California, in order to secure more favorable financing terms. The loss for the year ended January 31, 2008 also includes the impact of early extinguishment of the construction loan at New York Times, an office building located in Manhattan, New York, in order to obtain permanent financing, as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee, which was sold during the year ended January 31, 2008 (see the “Discontinued Operations” section of the MD&A). For the year ended January 31, 2007, the loss primarily represents the early extinguishment of a construction loan at Simi Valley, California, in order to obtain permanent financing and the early extinguishment of other borrowings at 101 San Fernando.
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value of the long-lived asset may not be recoverable. Due to the deterioration of general economic conditions, adverse changes in the capital markets, the recent and continuing decline in our market capitalization and in the fair value of our debt securities, we determined that a triggering event as defined in SFAS No. 144 occurred for our entire portfolio during the three months ended January 31, 2009. As a result, we reviewed the estimated undiscounted cash flows of all of our consolidated real estate assets over an estimated holding period to determine whether the total expected cash flows exceed the carrying value of the asset. As a result of the analysis, we determined that one consolidated property was impaired at January 31, 2009 in accordance with the provision of SFAS No. 144.
We recorded an impairment of real estate of $1,262,000, $102,000 and $1,923,000 for the years ended January 31, 2009, 2008 and 2007, respectively. For the year ended January 31, 2009, we recorded an impairment of real estate of $1,262,000 related to a residential development property in Mamaroneck, New York. For the year ended January 31, 2008, we recorded an impairment of real estate of $102,000 in a residential property located in Denver, Colorado. For the year ended January 31, 2007, we recorded an impairment of real estate of $1,923,000 related to Saddle Rock Village, a 345,000 square-foot Commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. These impairments represent a write down to the estimated fair value, less cost to sell, due to a change in events, such as an offer to purchase and/or consideration of current market conditions, related to the estimated future cash flows.
Our estimate of future discounted cash flows, asset terminal value and asset holding period were based on the most current information available at January 31, 2009. If the conditions mentioned above continue to deteriorate, or if our plans regarding our assets change, it could result in additional impairment charges in the future.
Impairment of Unconsolidated Entities
We also reviewed our portfolio of unconsolidated entities to determine if an other-than-temporary impairment existed. During the years ended January 31, 2009, 2008 and 2007, we recorded impairment charges related to other-than-temporary declines in value of certain of our equity method investments. In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), other-than-temporary declines in fair value of our investment in unconsolidated entities result in reductions in the carrying value of these investments. We consider a decline in value in our equity method investments that is not estimated to recover within 12 months to be other-than-temporary.

The following table summarizes our impairment of unconsolidated entities during the years ended January 31, 2009, 2008 and 2007, which are included in the Consolidated Statements of Operations.

		Years Ended January 31,
		2009	2008	2007
		(in thousands)

Mercury (Condominium)	(Los Angeles, California)	$8,036	$8,269	$-
Pittsburgh Peripheral (Land Project)	(Pittsburgh, Pennsylvania)	3,937	-	300
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	1,107	-	-
Specialty Retail Centers
El Centro Mall	(El Centro, California)	2,030	-	-
Coachella Plaza	(Coachella, California)	1,870	-	-
Southgate Mall	(Yuma, Arizona)	1,356	-	-
Mixed-Use Land Development Palmer	(Manatee County, Florida)	1,214	-	-
Cargor VI	(Manatee County, Florida)	892	-	-
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	365	300	-
Smith Family Homes	(Tampa, Florida)	-	2,050	-
Gladden Forest	(Marana, Arizona)	-	850	-
Other		478	-	100

		$21,285	$11,469	$400

In order to arrive at our estimates of fair value of our unconsolidated entities, we use varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type. If market conditions continue to worsen, the assumptions used in our estimates could change and result in additional other-than-temporary impairments in the future.
Write-Off of Abandoned Development Projects
We review, on a quarterly basis, each project under development to determine whether it is probable the project will be developed. If it is determined by management that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. We may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, we may fail to recover expenses already incurred in exploring development opportunities. We recorded write-offs of abandoned development projects of $52,211,000, $19,087,000 and $9,318,000 for the years ended January 31, 2009, 2008 and 2007, respectively, which were recorded in operating expenses in the Consolidated Statements of Operations.
Depreciation and Amortization
We recorded depreciation and amortization expense of $269,560,000, $230,637,000 and $174,686,000 for the years ended January 31, 2009, 2008 and 2007, respectively. Depreciation and amortization increased $38,923,000 and $55,951,000 for the years ended January 31, 2009 and 2008, respectively, compared to the same periods in the prior years. Included in the increase in 2008 compared to the prior year is $44,240,000 of depreciation and amortization primarily related to new property openings and acquisitions and $2,520,000 of amortization related to capitalized software costs. These increases were partially offset by accelerated depreciation of $7,837,000 recorded during 2007 due to management’s approval to demolish two buildings adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007.
Included in the increase for 2007 compared to the prior year is $31,710,000 of depreciation and amortization primarily related to new property openings and acquisitions. Also included in this increase is $8,793,000 of amortization expense related to capitalized software costs and $7,611,000 related to depreciation and amortization of tangible and intangible assets resulting from the New York portfolio transaction that closed in November of 2006. The remainder of the increase in 2007 is due to the accelerated depreciation of $7,837,000 recorded during 2007 due to management’s approval to demolish two buildings adjacent to Ten MetroTech Center to clear land for 80 DeKalb Avenue.
Income Taxes
Income tax expense/(benefit) for the three years ended January 31, 2009, 2008 and 2007 was $(29,154,000), $3,002,000 and $35,330,000, respectively. The difference in the income tax expense/(benefit) reflected in the Consolidated Statements of Operations versus the income tax expense/(benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, cumulative effect of changing our effective tax rate, additional state NOL’s and general business credits, changes to our charitable contribution carryover, changes to the valuation allowances related to charitable contributions, state NOL’s, and general business credits, and various permanent differences between pre-tax GAAP income and taxable income.

At January 31, 2009, we had a federal net operating loss carryforward of $113,458,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock based compensation) that will expire in the years ending January 31, 2024 through January 31, 2029, a charitable contribution deduction carryforward of $42,705,000 that will expire in the years ending January 31, 2010 through January 31, 2014, General Business Credit carryovers of $15,099,000 that will expire in the years ending January 31, 2010 through January 31, 2029, and an alternative minimum tax (“AMT”) credit carryforward of $28,501,000 that is available until used to reduce Federal tax to the AMT amount.
Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position. We have a full valuation allowance against the deferred tax assets associated with our charitable contributions. We have increased our valuation allowance against our general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities, because we believe at this time it is more likely than not that we will not realize these benefits.
We applied the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) adjustments to the net operating loss. The January 31, 2009 tax return will include a stock-based compensation deduction of $200,000, none of which will decrease taxable income on the current year tax provision since we are in a net taxable loss position before the stock option deduction. As a result, we did not record an adjustment to additional paid-in-capital, nor did we record a reduction in our current taxes payable due to stock-based compensation deductions. We have not recorded a net deferred tax asset of approximately $17,096,000 from excess stock-based compensation deductions for which a benefit has not yet been recognized.
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
We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. At January 31, 2009, we had approximately $463,000 of accrued interest recorded related to uncertain income tax positions, as compared to $840,000 of accrued interest and penalties recorded as of January 31, 2008. During the year ended January 31, 2009, $377,000 of tax benefit was booked relating to interest and penalties. During the year ended January 31, 2009, we settled an Internal Revenue Service audit of one of our partnership investments, which resulted in a decrease in our unrecognized tax benefits in the amount of $845,000, and the associated accrued interest and penalties in the amount of $447,000.
We file a consolidated United States federal income tax return. Where applicable, we file combined income tax returns in various states and we file individual separate income tax returns in other states. Our federal consolidated income tax returns for the year ended January 31, 2005 and subsequent years are subject to examination by the Internal Revenue Service. Certain of our state returns for the years ended January 31, 2003 and January 31, 2004 and all state returns for the year ended January 31, 2005 and subsequent years are subject to examination by various taxing authorities.

A reconciliation of the total amounts of our unrecognized tax benefits, exclusive of interest and penalties, as of January 31, 2009 and 2008, is depicted in the following table:

	Unrecognized Tax Benefits
	January 31,
	2009	2008
	(in thousands)

Balance, beginning of year	$2,556	$4,892

Gross increases for tax positions of prior years	224	946
Gross decreases for tax positions of prior years	(71)	(1,685)
Gross increases for tax positions of current year	-	79
Settlements	(845)	(411)
Lapse of statutes of limitation	(383)	(1,265)

Balance, end of year	$1,481	$2,556

The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $145,000 as of January 31, 2009 and $336,000 as of January 31, 2008. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at January 31, 2009. Included in the $1,481,000 of unrecognized benefits noted above, is $1,461,000 which, due to the reasons above, could significantly decrease during the next twelve months.
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the years ended January 31, 2009, 2008 and 2007. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
During the year ended January 31, 2008, we consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties listed in the table below and the property under construction, Sterling Glen of Roslyn located in Roslyn, New York, were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008 and generated a gain on disposition of rental property of $8,627,000 ($5,294,000, net of tax). The gain along with the operating results of the property through the date of sale is classified as discontinued operations
The four remaining properties entered into long-term operating leases with the purchaser. On January 30, 2009, terms of the purchase agreement for the sale of Sterling Glen of Rye Brook, whose operating lease had a stated term of ten years, were amended and the property was sold. The sale generated a gain on disposition of rental property of $4,670,000 ($2,865,000, net of tax) which, along with the operating results of the property, is classified as discontinued operations for all periods presented. On January 31, 2009, another long-term operating lease that had a stated term of ten years was terminated with the purchaser and the operations of the property were transferred back to us.
The two remaining properties have long-term operating leases with stated terms of five years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. We are generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. We have continued to consolidate the leased properties in our Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66 have not been achieved. Further, we have concluded that the leased properties have met the criteria as VIEs pursuant to FIN No. 46(R), and due to our obligation to absorb a majority of expected losses, the leased properties are consolidated by us at January 31, 2009. Additionally, these properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of January 31, 2009; therefore, these properties have not been included in discontinued operations.

There were no properties classified as held for sale as of January 31, 2009. Sterling Glen of Lynbrook was classified as held for sale at January 31, 2008 through the date of disposition. Sterling Glen of Lynbrook’s assets and liabilities as of January 31, 2008 are presented in the table below.

January 31, 2008
(in thousands)

Assets
Real estate	$29,858
Notes and accounts receivable, net	179
Other assets	1,635

Total Assets	$31,672

Liabilities
Mortgage debt, nonrecourse	$27,700
Accounts payable and accrued expenses	798

Total Liabilities	$28,498

The following table lists the consolidated rental properties included in discontinued operations:

		Square Feet/		Year	Year	Year
		Number of	Period	Ended	Ended	Ended
Property	Location	Units/Rooms	Disposed	1/31/2009	1/31/2008	1/31/2007

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	-	-	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	-	-	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	-	-	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	-	-	Yes

Residential Group:
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	Yes	Yes	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	-	Yes	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	-	Yes	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	-	Yes	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	-	Yes	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	-	Yes	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	-	Yes	Yes
Landings of Brentwood	Nashville, Tennessee	724 units	Q2-2007	-	Yes	-
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	-	-	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	-	-	Yes
In addition, our Lumber Group strategic business unit was sold during the year ended January 31, 2005 for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price was to be paid in four annual installments commencing November 12, 2006. We deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain is recognized in discontinued operations and interest income is recognized in continuing operations as the note receivable principal and interest are collected. During the years ended January 31, 2009, 2008 and 2007, we received the first three annual installments of $1,250,000 each, which included $1,108,000 ($680,000, net of tax), $1,046,000 ($642,000, net of tax) and $760,000 ($466,000, net of tax) of the deferred gain, respectively, and $142,000, $204,000 and $490,000 of interest income recorded in continuing operations, respectively.

The operating results related to discontinued operations were as follows:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Revenues from real estate operations	$7,356	$35,454	$117,012

Expenses
Operating expenses	931	23,989	81,541
Depreciation and amortization	1,986	3,894	12,023

	2,917	27,883	93,564

Interest expense	(2,612)	(7,561)	(23,431)
Amortization of mortgage procurement costs	(302)	(418)	(503)
Loss on early extinguishment of debt	-	(363)	-

Interest income	61	1,028	2,355
Gain on disposition of rental properties and Lumber Group	14,405	106,333	351,861

Earnings before income taxes	15,991	106,590	353,730

Income tax expense (benefit)
Current	19,991	25,294	12,277
Deferred	(13,812)	16,091	79,386

	6,179	41,385	91,663

Earnings before minority interest	9,812	65,205	262,067

Minority interest, net of tax
Gain on disposition of rental properties	-	-	118,009
Operating loss from rental properties	-	(513)	(1,496)

	-	(513)	116,513

Net earnings from discontinued operations	$9,812	$65,718	$145,554

Gain on Disposition of Rental Properties and Lumber Group
The following table summarizes the gain on disposition of rental properties and Lumber Group, before tax and minority interest, for the years ended January 31, 2009, 2008 and 2007:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Discontinued Operations:
Sterling Glen Properties (Supported-Living Apartments) (1)	$13,297	$80,208	$-
Landings of Brentwood (Apartments) (2)	-	25,079	-
Hilton Times Square Hotel (2)	-	-	135,945
Embassy Suites Hotel (2)	-	-	117,606
Mount Vernon Square (Apartments) (2)	-	-	63,881
Battery Park City (Retail) (2)	-	-	25,888
Providence at Palm Harbor (Apartments) (2)	-	-	7,342
G Street Retail (Specialty Retail Center)	-	-	439
Lumber Group	1,108	1,046	760

Total	$14,405	$106,333	$351,861

(1)
The properties included in the gain on disposition are Sterling Glen of Rye Brook and Sterling Glen of Lynbrook for the year ended January 31, 2009 and Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford for the year ended January 31, 2008. We elected to deposit the sales proceeds with a qualified intermediary for the purposes of identifying replacement assets under Section 1031 of the Internal Revenue Code for Sterling Glen of Plainview and Sterling Glen of Stamford.

(2)	We elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.
Upon disposal, investments accounted for on the equity method are not classified as discontinued operations under the provisions of SFAS No. 144; therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes our proportionate share of gains on the disposition of equity method investments during the years ended January 31, 2009, 2008 and 2007, which are included in equity in earnings (loss) of unconsolidated entities in the Consolidated Statements of Operations.

		Years Ended January 31,
		2009	2008	2007
		(in thousands)

One International Place (Office Building)	Cleveland, Ohio	$881	$-	$-
Emery-Richmond (Office Building)	Warrensville Heights, Ohio	200	-	-
University Park at MIT Hotel	Cambridge, Massachusetts	-	12,286	-
White Acres (Apartments)	Richmond Heights, Ohio	-	2,106	-
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	-	-	7,662

Total		$1,081	$14,392	$7,662

FINANCIAL CONDITION AND LIQUIDITY
Ongoing economic conditions have negatively impacted the lending and capital markets, particularly for real estate. The risk premium demanded by capital suppliers has increased significantly. Lending spreads have widened from recent levels and originations of new loans for the Commercial Mortgage Backed Securities market have virtually ceased. Underwriting standards are being tightened with lenders requiring lower loan-to-values and increased debt service coverage levels. While the long-term impact is unknown, borrowing costs for us will likely rise and financing levels will decrease over the foreseeable future.
Our principal sources of funds are cash provided by operations, the bank revolving credit facility, nonrecourse mortgage debt, dispositions of land held for sale as well as operating properties, proceeds from the issuance of senior notes and from equity joint ventures and other financing arrangements. Our principal uses of funds are the financing of development projects and acquisitions of real estate, capital expenditures for our existing portfolio, and principal and interest payments on our nonrecourse mortgage debt, interest payments on our bank revolving credit facility and previously issued senior notes and repayment of borrowings under our bank revolving credit facility.
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. Our mortgage debt is nonrecourse, including our construction loans, with each property separately financed. We do not cross-collateralize our mortgage debt outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. Recent changes in the lending and capital markets have impaired our ability to refinance and/or sell property and has also increased the rates of return to make new investment opportunities appealing. As a result of these market changes, we have dramatically cut back on new development and acquisition activities.
Despite the dramatic decrease in development activities, we still intend to complete all projects that are under construction. We continue to make progress on certain other pre-development projects primarily located in core markets. The cash we believe is required to fund our equity in projects under development plus any cash necessary to extend or paydown the remaining 2009 debt maturities is anticipated to exceed our cash from operations. As a result, we intend to extend maturing debt or repay it with net proceeds from property sales or future debt or equity financing.
Subsequent to January 31, 2009, we have already addressed $251,902,000 or 28.5% of the $882,716,000 of total debt maturing in 2009 through closed loans and committed financings. We have extension options on $416,128,000 or 47.1% of our total 2009 debt maturities all of which require some hurdle or milestone as defined in the specific agreement in order to qualify for the extension. We cannot assure you that we will achieve the defined hurdles or milestones to qualify for these extensions. We are in current negotiations on the remaining 2009 debt maturities but we cannot assure you we will be able to obtain all of these financings on favorable terms or at all.
We have proactively taken necessary steps to preserve liquidity by properly aligning our overhead costs with the reduced level of development and acquisition activities and suspension of cash dividends on Class A and Class B common stock. We are currently exploring various other options to enhance our liquidity such as admitting other joint venture partners into some of our properties, potential asset sales and/or raising funds in a public or private equity offering. There can be no assurance, however, that any of these scenarios can be accomplished.
Effective December 1, 2005, the SEC adopted new rules that substantially modified the registration, communications and offering procedures under the Securities Act of 1933, as amended (“Securities Act”). These rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. While we previously met the criteria to be a WKSI, we will not meet that criteria when we file our Annual Report on Form 10-K for the year ended January 31, 2009. We are in the process of amending our existing automatic shelf registration statement to convert it to a non-automatic shelf registration statement under the Securities Act so that we will have continued access to capital through the public equity and debt markets.
Bank Revolving Credit Facility
At January 31, 2009 and 2008, our bank revolving credit facility, as amended on January 30, 2009 (the “Amended Facility”), provides for maximum borrowings of $750,000,000 and matures in March 2010. The Amended Facility increased the spread on the LIBOR-based rate option to 2.50% and on the prime-based rate option to 1.50%. We have historically elected the LIBOR-based rate option. In addition, the Amended Facility further restricts our ability to purchase, acquire, redeem or retire any of our capital stock, and prohibits us from paying any dividends on our capital stock through the maturity date. The Amended Facility allows certain actions by us or our subsidiaries, such as default in paying debt service or allowing foreclosure on an encumbered real estate asset only to the extent such actions do not have a material adverse effect, as defined in the agreement, on us. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, and specified levels of net worth (as defined in the credit facility). At January 31, 2009, we were in compliance with all of these financial covenants.

We are currently in negotiations with our lenders to extend the revolving credit facility. While the ultimate outcome of the extension is unknown, we anticipate an extension will result in a reduced commitment from the lenders, increased borrowing costs and modifications to the financial covenants. In the event an extension is not to a level to support our operating cash flows, we would institute a plan to raise capital through the sale of assets, admitting other joint venture equity partners into some of our properties, curtailing all capital expenditures and/or raising funds in a public or private equity offering.
The available credit on the bank revolving credit facility and its related terms at January 31, 2009 and 2008 were as follows:

	January 31,
	2009	2008
	(in thousands)

Maximum borrowings	$750,000	$750,000
Less outstanding balances:
Borrowings	365,500	39,000
Letters of credit	65,949	71,802
Surety bonds	-	-

Available credit	$318,551	$639,198

Related Terms:
Weighted average interest rate	2.98%	4.89%
LIBOR rate option	2.50% + LIBOR	1.45% + LIBOR
Prime rate option	1.50% + prime rate	0.50% + prime rate
Interest incurred and paid on the bank revolving credit facility was as follows:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Interest incurred	$8,211	$9,449	$6,676
Interest paid	$7,422	$10,292	$7,867
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at January 31, 2009 and 2008:

	January 31,
	2009	2008
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$272,500	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	822,500	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	18,910	20,400
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	47,910	49,400

Total Senior and Subordinated Debt	$870,410	$886,900

Puttable Equity-Linked Senior Notes
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The proceeds from this offering (net of $25,000,000 of offering costs, underwriting fees and the cost of the puttable note hedge and warrant transactions described below) were used to repurchase $24,962,000 of our Class A common stock, to repay the outstanding balance of $190,000,000 under our bank revolving credit facility (see the “Bank Revolving Credit Facility” section of the MD&A) and for general working capital purposes. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. We may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness.
During the year ended January 31, 2009, we purchased, on the open market, $15,000,000, in principal, of our puttable equity-linked senior notes for $10,571,000 in cash, resulting in a gain, net of associated deferred financing costs, of $4,181,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, the holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At January 31, 2009, none of the aforementioned circumstances have been met.
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
The TRS, accounted for as a derivative, is required to be marked to fair value at the end of each reporting period. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133), any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings. At January 31, 2009, the fair value of the TRS was $(1,490,000); therefore, the fair value of the bonds was reduced by the same amount to $18,910,000.
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
The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Interest incurred	$51,935	$52,105	$44,896
Interest paid	$52,095	$52,250	$41,683
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. We recorded $652,000, $722,000 and $1,031,000 of interest income related to this arrangement in the Consolidated Statements of Operations for the years ended January 31, 2009, 2008 and 2007, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise our rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. We do not have any rights or obligations to acquire the Senior Subordinate Bonds under this agreement. At January 31, 2009, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest.

Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 ($44,000,000 at January 31, 2008) of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into a TRS with a notional amount of $58,000,000. We receive a fixed rate of 8.5% and pay SIFMA plus a spread on the TRS related to the Converted Bonds. We determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. During the year ended January 31, 2009, one of our consolidated subsidiaries purchased $10,000,000 of the Converted Bonds from one of the investment banks. As a result, on September 12, 2008, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheet. The Converted Bonds are available for sale. The fair value of the Converted Bonds was $58,000,000 and $44,000,000, respectively, at January 31, 2009 and 2008. In connection with the Senior Subordinate Bonds agreement described above and the TRS contracts related to $48,000,000 of the Converted Bonds, Stapleton Land II, LLC has provided certain notes receivable owned by us as collateral aggregating $18,000,000 as of January 31, 2009. We recorded net interest income of $3,205,000, $1,451,000 and $268,000 related to the TRS in the Consolidated Statements of Operations for the years ended January 31, 2009, 2008 and 2007, respectively.
Other Structured Financing Arrangements
In May 2004, Lehman purchased $200,000,000 in tax increment revenue bonds issued by the DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with Lehman to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC is entitled to receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index, less all fees and expenses due to Lehman Brothers, Inc. (“Lehman”) (collectively, the “Fee”). On July 1, 2008, $100,000,000 of the DURA bonds were remarketed. On July 15, 2008, Stapleton Land, LLC was paid $13,838,000 of the fee, which represented the fee earned on the remarketed DURA bonds.
We have concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN No. 46(R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The Fee has been accounted for as a derivative with changes in fair value recorded through earnings. During the year ended January 31, 2009 Lehman, the third party obligated to pay the Fee to us filed for bankruptcy. As a result, we reassessed the collectibility of the Fee during the third quarter of 2008 and decreased the fair value of the Fee to $-0-, resulting in an increase to operating expenses in the Consolidated Statements of Operations of $13,816,000 for the year ended January 31, 2009. The fair value of the Fee of $23,108,000 at January 31, 2008 is recorded in other assets in the Consolidated Balance Sheets. We recorded interest income of $4,546,000, $8,018,000 and $7,847,000, related to the change in fair value of the Fee in the Consolidated Statements of Operations for the years ended January 31, 2009, 2008 and 2007, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $15,834,000 of this commitment as of January 31, 2009.
Mortgage Financings
We use taxable and tax-exempt nonrecourse debt for our real estate projects. For those real estate projects financed with taxable debt, we generally seek long-term, fixed-rate financing for those operating projects whose loans mature within the next 12 months or are projected to open and achieve stabilized operations during that same time frame. However, due to the limited availability of long-term fixed rate mortgage debt based upon current market conditions, we are attempting to extend maturities with existing lenders at current market terms. For real estate projects financed with tax-exempt debt, we generally utilize variable-rate debt. For construction loans, we generally pursue variable-rate financings with maturities ranging from two to five years.

We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the year ended January 31, 2009, we completed the following financings:

Purpose of Financing	Amount

(in thousands)

Refinancings	$579,789
Development projects and acquisitions(1)	1,083,625
Loan extensions/additional fundings	643,234

$2,306,648

(1)	Represents the full amount available to be drawn on the loan.
The table listed above is the result of our success in not only refinancing scheduled maturities, but also includes early financings of future loan maturities on existing properties and additional proceeds related to our development and acquisition pipeline. Subsequent to January 31, 2009, we addressed approximately $182,689,000 of maturities due during fiscal year ending January 31, 2010, through closed nonrecourse mortgage financing transactions and another $69,213,000 through signed lender commitments and/or automatic extensions. We also have extension options available on $416,128,000 of the mortgage debt maturing during the year ended January 31, 2010, all of which require some hurdle or milestone as defined in the specific agreement in order to qualify for the extension. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions.
Interest Rate Exposure
At January 31, 2009, the composition of nonrecourse mortgage debt was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate

	(dollars in thousands)

Fixed	$4,080,906	$30,677		$3,162	$4,114,745	6.04%
Variable (1)
Taxable	1,402,537	633,866		39,617	2,076,020	4.32%
Tax-Exempt	602,875	236,750		48,000	887,625	1.76%

	$6,086,318	$901,293	(2)	$90,779	$7,078,390	5.00%

Total commitment from lenders		$2,172,224		$98,209

(1)	Taxable variable-rate debt of $2,076,020 and tax-exempt variable-rate debt of $887,625 as of January 31, 2009 is protected with swaps and caps described below.

(2)
$50,455 of proceeds from outstanding debt described above is recorded as restricted cash in our Consolidated Balance Sheets. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable-interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

02/01/09-02/01/10 (2)	$1,375,722	5.05%	$1,093,432	4.88%
02/01/10-02/01/11	426,116	5.74	1,032,081	4.28
02/01/11-02/01/12	-	-	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50
(1)	Excludes the forward swaps discussed below.

(2)
These LIBOR-based hedges as of February 1, 2009 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2010.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

	(dollars in thousands)

02/01/09-02/01/10	$232,025	5.98%	$57,000	3.21%
02/01/10-02/01/11	175,025	5.84	57,000	3.21
02/01/11-02/01/12	41,115	6.00	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The tax-exempt caps and swap expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.03% and has never exceeded 8.00%.
The interest rate hedges summarized in the previous tables were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of January 31, 2009:
Forward Swaps

	Fully Consolidated		Unconsolidated
	Properties(1)		Property(2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate

(dollars in thousands)

2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-
(1)
As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in Other Comprehensive Income (“OCI”). To the extent effective, amounts recorded in accumulated OCI will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)
This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis. For the years ended January 31, 2009, 2008 and 2007, we recorded $14,564, $7,184 and $3,509, respectively, of interest expense related to this forward swap in our Consolidated Statements of Operations. During the year ended January 31, 2009, we purchased an interest rate floor in order to mitigate the interest rate risk on the forward swap should rates fall below a certain level.

Additionally, we recorded $5,877,000 of interest expense for the year ended January 31, 2007 related to forward swaps that did not qualify for hedge accounting which were terminated prior to January 31, 2009.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2009, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method and corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $13,606,000 at January 31, 2009. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and subordinate debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,752,000 at January 31, 2009. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate. At January 31, 2009 the SIFMA rate is .53%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At January 31, 2009, the aggregate notional amount of TRS in which we and the Joint

Ventures have an interest is $536,480,000 (which includes the TRS on the $20,400,000 redevelopment bonds (refer to the “Senior and Subordinated Debt” section of the MD&A)). We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. The underlying TRS borrowings are subject to a fair value adjustment.
Cash Flows
Operating Activities
Net cash provided by operating activities was $297,454,000, $271,805,000 and $309,879,000 for the years ended January 31, 2009, 2008 and 2007, respectively. The increase in net cash provided by operating activities for the year ended January 31, 2009 compared to the year ended January 31, 2008 of $25,649,000 and the decrease in net cash provided by operating activities for the year ended January 31, 2008 compared to the year ended January 31, 2007 of $38,074,000 are the result of the following:

	Years Ended January 31,
	2009 vs. 2008	2008 vs. 2007

	(in thousands)

Increase (decrease) in rents and other revenues received	$166,970	$(21,964)
Decrease in interest and other income received	(17,223)	(14,956)
Increase (decrease) in cash distributions from unconsolidated entities	11,099	(3,570)
Decrease in proceeds from land sales - Land Development Group	(44,185)	(13,817)
(Decrease) increase in proceeds from land sales - Commercial Group	(39,083)	13,830
Decrease in land development expenditures	7,491	31,230
Increase in operating expenditures	(19,625)	(20,384)
Increase in interest paid	(39,795)	(8,443)

Net increase (decrease) in cash provided by operating activities	$25,649	$(38,074)

(Cash Flows discussion is continued on the next page)

Investing Activities
Net cash used in investing activities was $1,262,971,000, $1,168,917,000 and $821,168,000 for the years ended January 31, 2009, 2008 and 2007, respectively. The net cash used in investing activities consisted of the following:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Capital expenditures, including real estate acquisitions*	$(1,078,727)	$(1,239,793)	$(979,647)

Payment of lease procurement costs and other assets, net	(79,212)	(147,474)	(90,398)

(Increase) decrease in restricted cash used for investing purposes:
Beekman, a mixed-use residential project under construction in Manhattan, New York	$(30,219)	$-	$-
Collateral required for a forward swap on East River Plaza, an unconsolidated entity in Manhattan, New York	(22,552)	-	-
80 DeKalb, a residential project under construction in Brooklyn, New York	(20,237)	-	-
Collateral required for a TRS on Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	(12,500)	-	-
One MetroTech Center, an office building in Brooklyn, New York	(8,791)	-	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	(5,040)	-	1,406
250 Huron (formerly Chase Financial Center), an office building in Cleveland, Ohio	(3,688)	(20)	(20)
Atlantic Yards, a commercial development project in Brooklyn, New York	(2,842)	4,030	5,389
New York Times, an office building in Manhattan, New York	11,677	(15,033)	-
Sky55, an apartment complex in Chicago, Illinois	4,692	-	-
Illinois Science and Technology Park-Building A, an office building in Skokie, Illinois	2,587	538	680
Fairmont Plaza, an office building in San Jose, California	1,692	(1,704)	-
Terminal Tower, an office building in Cleveland, Ohio	1,610	(1,552)	(669)
Victoria Gardens, a retail center in Rancho Cucamonga, California	-	19,509	(5,152)
Investment in a development opportunity in Ardsley, New York	-	15,000	(15,000)
Ridge Hill, a retail center under construction in Yonkers, New York	-	4,331	(3,080)
Higbee Building, an office building in Cleveland, Ohio	-	3,492	(3,818)
Tangerine Crossing, a land development project in Tucson, Arizona	-	3,293	(3,293)
Sale proceeds released from (placed in) escrow for acquisitions:
Mount Vernon Square, an apartment complex in Alexandria, Virginia	-	51,943	(51,613)
Battery Park City, a specialty retail center in Manhattan, New York	-	25,125	(25,125)
Other	1,532	(7,076)	(1,806)

Subtotal	$(82,079)	$101,876	$(102,101)

Proceeds from disposition of rental properties and other investments:
Sterling Glen supported-living communities	$33,959	$187,468	$-
Landings of Brentwood, an apartment complex in Nashville, Tennessee	-	67,756	-
Sterling Glen of Roslyn, a development project in Roslyn, New York	-	41,141	-
Proceeds from a note receivable related to disposition of Lumber Group	1,108	1,047	760
Embassy Suites, a hotel in Manhattan, New York	-	-	133,458
Hilton Times Square, a hotel in Manhattan, New York	-	-	120,400
Mount Vernon Square, an apartment complex in Alexandria, Virginia	-	-	51,919
Battery Park City, a specialty retail center in Manhattan, New York	-	-	29,994
Providence at Palm Harbor, an apartment complex in Tampa, Florida	-	-	7,250
G Street, a retail center in Philadelphia, Pennsylvania	-	-	805
Ownership interest in a parking management company and other	4,150	751	-

Subtotal	$39,217	$298,163	$344,586

(Investment activities discussion continued on the next page)

*Capital expenditures were financed as follows:
New nonrecourse mortgage indebtedness	$639,362	$1,053,162	$481,620
Proceeds from disposition of rental properties and other investments including release of investing escrows	39,217	186,631	267,848
Cash provided by operating activities	297,454	-	230,179
Borrowings on bank revolving credit facility	102,694	-	-

Total Capital Expenditures	$1,078,727	$1,239,793	$979,647

Investing Activities (continued)

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Change in investments in and advances to affiliates - (investment in) or return of investment:
Acquisitions:
Legacy Arboretum and Barrington Place, unconsolidated apartment complexes in Charlotte and Raleigh, North Carolina	$(7,448)	$-	$-
Legacy Crossroads, an unconsolidated apartment complex in Cary, North Carolina	(4,631)	-	-
818 Mission Street, an unconsolidated office building in San Francisco, California	(7,797)	-	-
Navy Northwest, an unconsolidated military housing complex in Seattle, Washington	-	(5,597)	-
Metreon, an unconsolidated retail project in San Francisco, California	-	-	(20,836)
Dispositions:
One International Place, an unconsolidated office building in Cleveland, Ohio	1,589	-	-
Emery Richmond, an unconsolidated office building in Warrensville Heights, Ohio	300	-	-
Midtown Plaza, an unconsolidated retail project in Parma, Ohio	-	-	6,944
Victor Village, an unconsolidated land development project in Victorville, California	-	-	3,604
Land Development:
Mesa del Sol, an unconsolidated project in Albuquerque, New Mexico	(2,041)	(11,532)	(14,248)
San Antonio I & II, an unconsolidated project in San Antonio, Texas	3,810	(10,000)	-
B&G/Sunrise Joint Venture, an unconsolidated project in El Paso, Texas	3,848	-	-
Sweetwater Ranch, an unconsolidated project in Austin, Texas	-	-	21,081
Central Station, an unconsolidated project in Chicago, Illinois	-	-	(3,905)
Residential Projects:
1100 Wilshire, an unconsolidated condominium development project in Los Angeles, California	2,275	-	(1,718)
Ohana Military Communities, an unconsolidated military housing complex in Honolulu, Hawaii	(2,212)	-	-
Uptown Apartments, an unconsolidated project in Oakland, California	(4,566)	2,249	(2,352)
Tamarac, primarily refinancing proceeds from an unconsolidated apartment complex in Willoughby, Ohio	4,988	-	-
Fort Lincoln III & IV, primarily refinancing proceeds from an unconsolidated apartment complex in Washington, D.C.	-	5,152	-
Hamptons, primarily refinancing proceeds from an unconsolidated apartment complex in Beachwood, Ohio	-	8,298	-
Mercury, an unconsolidated condominium development project in Los Angeles, California	-	(6,575)	(6,226)
Met Lofts, an unconsolidated apartment complex in Los Angeles, California	-	(1,862)	-
Classic Residences by Hyatt, primarily refinancing proceeds from two unconsolidated apartment complexes in Teaneck, New Jersey and Chevy Chase, Maryland	-	-	18,331
New York City Projects:
East River Plaza, an unconsolidated retail development project in Manhattan, New York	(23,429)	(20,923)	(15,279)
Sports arena complex and related development projects in Brooklyn, New York currently in pre-development; excess funds from year ended January 31, 2009 to be reinvested during construction phase	7,317	(34,932)	(23,345)
The Nets, a National Basketball Association franchise	(21,678)	(25,345)	-
Commercial Projects:
350 Massachusetts Avenue, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	24,417	-	-
Liberty Center, primarily refinancing proceeds from an unconsolidated office building in Pittsburgh, Pennsylvania	9,961	-	-
Marketplace at River Park, primarily refinancing proceeds from an unconsolidated regional mall in Fresno, California	1,920	-	-
Mesa del Sol Town Center, an unconsolidated office building in Albuquerque, New Mexico	(2,055)	-	-
Unconsolidated development activity in Las Vegas, Nevada(1)	(17,299)	(26,333)	-
Village at Gulfstream, an unconsolidated development project in Hallendale, Florida(1)	(14,297)	(14,699)	(5,660)
Waterfront Station, an unconsolidated development project in Washington, D.C.(1)	(10,961)	(27,420)	-
Bulletin Building, primarily refinancing proceeds for the year ended January 31, 2008 and acquisition of an unconsolidated office building in San Francisco, California during the year ended January 31, 2007	-	8,648	(13,722)
Charlestown Town Center, primarily refinancing proceeds from an unconsolidated regional mall in Charleston, West Virginia	-	21,676	-
Hispanic Retail Group Coachella, an unconsolidated project in Coachella, California	-	(2,311)	-
San Francisco Centre-Emporium, primarily refinancing proceeds for the year ended January 31, 2007 from an unconsolidated regional mall in San Francisco, California	-	(5,275)	61,514
Shops at Wiregrass, an unconsolidated retail development project in Tampa, Florida(1)	-	(23,478)	-
Advent Solar, an unconsolidated office building in Albuquerque, New Mexico	-	-	(2,537)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(4,181)	(11,430)	4,746

Subtotal	$(62,170)	$(181,689)	$6,392

Net cash used in investing activities	$(1,262,971)	$(1,168,917)	$(821,168)

(1)	During 2008, these projects changed from the equity method of accounting to full consolidation. Amounts reflected above represent investments in development projects prior to the change to full consolidation.

Financing Activities
Net cash provided by financing activities was $978,388,000, $897,333,000 and $510,768,000 for the years ended January 31, 2009, 2008 and 2007, respectively. The net cash provided by financing activities consisted of the following:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Proceeds from nonrecourse mortgage debt	$1,210,657	$1,930,368	$1,036,067
Principal payments on nonrecourse mortgage debt	(571,295)	(877,206)	(554,447)
Net increase (decrease) in notes payable	38,045	(771)	(76,786)
Borrowings on bank revolving credit facility	670,000	527,000	393,000
Payments on bank revolving credit facility	(343,500)	(488,000)	(475,500)
Purchase of Puttable Equity-Linked Senior Notes	(10,571)	-	-
Proceeds from issuance of Puttable Equity-Linked Senior Notes	-	-	287,500
Payment of Puttable Equity-Linked Senior Notes issuance costs	-	-	(7,356)
Payment of purchased call option transaction	-	-	(45,885)
Proceeds from warrant transaction	-	-	28,923
Cash consideration exchanged for minority interests	-	-	(48,883)

Decrease (increase) in restricted cash used for financing purposes:
Hamel Mill Lofts, an apartment complex in Haverhill, Massachusetts	30,723	(49,014)	-
Lucky Strike,an apartment complex in Richmond, Virginia	7,665	(5,354)	(2,457)
Edgeworth Building, an office building in Richmond, Virginia	2,981	1,015	(4,707)
Prosper, a land development project in Prosper, Texas	2,688	(2,764)	-
Metro 417, an apartment complex in Los Angeles, California	2,545	(5,077)	-
101 San Fernando, an apartment complex in San Jose, California	2,509	-	992
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	2,300	(2,300)	-
Uptown Apartments, a residential project under construction in Oakland, California	2,051	(1,296)	19,562
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	1,751	2,379	2,958
Sterling Glen of Great Neck, a supported-living community in Great Neck, New York	1,520	(228)	-
Stapleton Medical Office Building, in Denver, Colorado	200	-	(2,000)
Easthaven at the Village, an apartment community in Beachwood, Ohio	(2,148)
Sky55, an apartment complex in Chicago, Illinois	(1,672)	4,935	15,902
Legacy Lakes, a land development project in Aberdeen, North Carolina	(1,000)	-	-
1251 S. Michigan, an apartment complex in Chicago, Illinois	(68)	1,642	7,368
250 Huron (formerly Chase Financial Center), an office building in Cleveland, Ohio	(11)	(201)	7,663
Stapleton, a mixed-use development project in Denver, Colorado	-	6,000	4,000
Sterling Glen of Roslyn, a development project in Roslyn, New York, sold in July 2007	-	2,781	20,806
Sterling Glen of Lynbrook, a supported-living community in Lynbrook, New York, sold in May 2008	-	1,099	290
New York Times, an office building in Manhattan, New York	-	(1,038)	-
Lenox Club, an apartment complex in Arlington, Virginia	-	-	5,066
Lenox Park, an apartment complex in Silver Spring, Maryland	-	-	3,683
Consolidated-Carolina, an apartment complex in Richmond, Virginia	-	-	3,170
Other	495	706	30

Subtotal	52,529	(46,715)	82,326

(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(9,617)	(4,433)	3,332
Payment of deferred financing costs	(34,491)	(37,321)	(31,599)
Purchase of treasury stock related to Puttable Equity-Linked Senior Notes	-	-	(24,962)
Purchase of other treasury stock	(663)	(4,272)	(966)
Exercise of stock options	1,133	8,714	9,725
Excess income tax benefit from stock-based compensation	(3,569)	3,569	-
Distribution of accumulated equity to minority partners	(3,710)	(43,770)	-
Dividends paid to shareholders	(33,020)	(30,784)	(26,512)
Increase (decrease) in minority interest	16,460	(39,046)	(37,209)

Net cash provided by financing activities	$978,388	$897,333	$510,768

CLASS A COMMON UNITS
Master Contribution Agreement
We and certain of our affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the minority interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. Also pursuant to the Master Contribution Agreement, we and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and we, in our discretion, choose among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
New York Times and Twelve MetroTech Center
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, recently achieved stabilization. During the year ended January 31, 2009, we elected to cause certain of our affiliates to acquire for cash the BCR Entities’ interests in the two projects pursuant to agreements dated May 6, 2008 and May 12, 2008, respectively. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of ours and will receive approximately $121,000,000 over a 15 year period. An affiliate of ours has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of ours expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement.
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
The following table summarizes the final allocation of the consideration exchanged for the BCR Entities’ interests in the two projects (in thousands):

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

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding, we redeemed Mr. Ratner’s minority ownership interests in two entities in exchange for our majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” as acquisitions of the minority interests in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of minority interest of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the year ended January 31, 2009, 2008 and 2007 as the results do not have a material impact on the Consolidated Statements of Operations.
COMMITMENTS AND CONTINGENCIES
We have adopted the provisions of FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). We believe the risk of payment under these guarantees, as described below, is remote and, to date, no payments have been made under these guarantees.
As of January 31, 2009, we have a guaranteed loan of $1,400,000 relating to our share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This guarantee was entered into prior to January 31, 2003; therefore, it has not been recorded in our consolidated financial statements at January 31, 2009, pursuant to the provisions of FIN No. 45. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. We also had outstanding letters of credit of $65,949,000 as of January 31, 2009. The maximum potential amount of future payments on the guaranteed loan and letters of credit we could be required to make is the total amounts noted above.
We have entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require us to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At January 31, 2009, the maximum potential payment under these tax indemnity guarantees was approximately $92,471,000 (of which $31,285,000 has been recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets). We believe that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that our investment partners will be able to receive expense allocations associated with the properties. We do not expect to make any payments under these guarantees.
Our mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if we or the joint venture engage in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. We have also provided certain environmental guarantees. Under these environmental remediation guarantees, we must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments we could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, we believe any liability would not exceed our partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2009, the outstanding balance of the partners’ share of these loans was approximately $465,712,000. We believe the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that we manage the property, and in the event our partner did violate one of the carve-out items, we would seek recovery from our partner for any payments we would make. Additionally, we further mitigate our exposure through environmental insurance and other types of insurance coverage.
We monitor our properties for the presence of hazardous or toxic substances. Other than those environmental matters identified during the acquisition of a site (which are generally remediated prior to the commencement of development), we are not aware of any environmental liability with respect to our operating properties that would have a material adverse effect on our financial position, cash flows or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on our results of operations and cash flow. We carry environmental insurance and believe that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice.
We customarily guarantee lien-free completion of projects under construction. Upon completion as defined, the guarantees are released. Additionally, we also provide lien-free completion guarantees on the infrastructure of the land we develop and is later sold to customers or is held for master-planned communities or mixed-use projects. We have provided the following completion guarantees:

	Total	Percent
	Costs(1)	Completed

	(dollars in thousands)

At January 31, 2009
Openings and acquisitions	$1,304,265	78%
Under construction	2,816,153	51%
Military housing	2,441,954	58%

Total Real Estate	$6,562,372	59%

Land	$665,683	42%

(1)	Inclusive of land sales and TIF financings.
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
On August 16, 2004, we purchased an ownership interest in the NBA franchise known as The Nets that is reported on the equity method of accounting. Although we have an ownership interest of approximately 23% in The Nets, we recognized approximately 54%, 25% and 17% of the net loss for the years ended January 31, 2009, 2008 and 2007, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. In connection with the purchase of the franchise, we and certain of our partners have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. Our indemnity is limited to $100,000,000 and is effective as long as we own an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. We have insurance coverage of approximately $100,000,000 in connection with such indemnity. We evaluated the indemnity guarantee in accordance with FIN No. 45 and determined that the fair value for our liability for our obligations under the guarantee was not material.
Certain of our ground leases include provisions requiring us to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003; therefore, they have not been recorded in our consolidated financial statements at January 31, 2009 in accordance with FIN No. 45. The maximum potential amount of future payments we could be required to make is limited to the actual losses suffered. We mitigate our exposure to loss related to these indemnities through insurance coverage.
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
We are party to an agreement whereby we have issued a $40,000,000 guarantee in connection with certain environmental work at a mixed-use development project in Brooklyn, New York. As stipulated in the agreement, the guarantee expires at some point in time between six and nine years after completion of the investigative work, which occurred on July 16, 2006. We have recorded a liability of $2,850,000 related to this agreement for the year ended January 31, 2009, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheets. We mitigate our exposure to loss related to this agreement through an environmental insurance policy.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects and has funded $15,834,000 of this commitment as of January 31, 2009.
CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS
As of January 31, 2009, we are subject to certain contractual obligations, some of which are off-balance sheet, as described in the table below:

	Payments Due by Period
	January 31,
	Total	2010	2011	2012	2013	2014	Thereafter

	(in thousands)

Long-Term Debt:
Nonrecourse mortgage debt (1)	$7,078,390	$882,716	$666,869	$590,003	$581,049	$829,233	$3,528,520
Share of nonrecourse mortgage debt of unconsolidated entities	1,475,014	227,157	38,643	102,975	33,441	49,875	1,022,923
Notes payable	181,919	14,782	1,287	1,355	52,631	55,178	56,686
Share of notes payable of unconsolidated entities	90,013	13,910	2,941	13,069	28,449	4,308	27,336
Bank revolving credit facility	365,500	-	365,500	-	-	-	-
Senior and subordinated debt	870,410	-	18,910	272,500	-	-	579,000
Operating leases	815,117	19,700	19,277	16,860	16,450	16,790	726,040
Share of operating leases of unconsolidated entities	98,277	2,902	2,890	2,596	2,352	2,219	85,318
Construction contracts	937,070	550,201	289,892	96,884	93	-	-
Military housing construction contracts (2)	524,543	284,765	164,558	68,720	6,500	-	-
The Nets contracts (3)	167,965	73,259	50,320	24,941	13,353	5,242	850
Other (4)(5)	187,343	182,965	633	1,529	1,986	230	-

Total Contractual Obligations	$12,791,561	$2,252,357	$1,621,720	$1,191,432	$736,304	$963,075	$6,026,673

(1)
We have a substantial amount of non-recourse mortgage debt, the details of which are further described within the Interest Rate Exposure section of the MD&A. We are contractually obligated to pay the interest and principal when due on these mortgages. Because we utilize mortgage debt as one of our primary sources of capital, the balances and terms of the mortgages, and therefore the estimate of future contractual obligations, are subject to frequent changes due to property dispositions, mortgage refinancings, changes in variable interest rates and new mortgage debt in connection with property additions. We believe that the information contained within the MD&A provides reasonable information to assist an investor in estimating the future interest obligations related to the non-recourse mortgage debt reflected on our Consolidated Balance Sheets.

(2)
These amounts represent funds that we are obligated to pay under various construction contracts related to our military housing projects where we act as the construction manager. These obligations are primarily reimbursable costs from the respective projects and a corresponding account receivable is recorded when the costs are incurred.

(3)
These amounts primarily represent obligations at 100% to be paid under various player and executive contracts. We have an ownership interest of approximately 23% in The Nets. The timing of these obligations can be accelerated or deferred due to player retirements, trades and renegotiations.

(4)
These amounts represent funds that we are legally obligated to pay under various service contracts, employment contracts and licenses over the next several years as well as unrecognized tax benefits. These contracts are typically greater than one year and either do not contain a cancellation clause or cannot be terminated without substantial penalty. We have several service contracts with vendors related to our property management including maintenance, landscaping, security and phone service. In addition, we have other service contacts that we enter into during our normal course of business which extend beyond one year and are based on usage including snow plowing, answering services, copier maintenance and cycle painting. As we are unable to predict the usage variables, these contracts have been excluded from our summary of contractual obligations at January 31, 2009.

(5)	Refer to the Financing Arrangements section of the MD&A for information related to certain off-balance sheet arrangements related to Stapleton that are included in the table above.

DIVIDENDS
The Board of Directors declared regular quarterly cash dividends on both Class A and Class B common shares as follows:

Date Declared	Date of Record	Payment Date	Amount Per Share

March 26, 2008	June 2, 2008	June 17, 2008	$0.08
June 19, 2008	August 29, 2008	September 15, 2008	$0.08
September 24, 2008	December 1, 2008	December 15, 2008	$0.08
On December 5, 2008, our Board of Directors suspended the cash dividends on shares of Class A and Class B common stock following the payment of dividends on December 15, 2008, until such dividends are reinstated. Our bank revolving credit facility, as amended January 30, 2009, prohibits us from paying any dividends on our capital stock through March 2010.

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

NEW ACCOUNTING STANDARDS
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim and annual reporting periods ending after December 15, 2008 and should be applied prospectively. We have included the disclosures required by FSP FAS 140-4 and FIN 46(R)-8 in our consolidated financial statement disclosures.
In November 2008, the FASB issued EITF No. 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141 (R) and SFAS 160. EITF 08-6 provides clarification of how business combination and noncontrolling interest accounting will impact equity method investments. EITF 08-6 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. We are currently assessing the impact EITF 08-6 will have on our consolidated financial statements.
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
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: an Amendment of SFAS No. 133 and FIN No. 45; and Clarification of the Effective Date of SFAS No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how credit derivatives and any hybrid instruments affect an entity’s financial position, financial performance and cash flows. FSP SFAS 133-1 and FIN 45-4 also expands the disclosure requirements of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” by requiring the seller of a credit derivative to disclose the current status of the payment/performance risk of the guarantee. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, ending on or after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 did not have a material impact on our consolidated financial statement disclosures.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. We are currently assessing the impact that FSP EITF 03-6-1 will have on our consolidated financial statements and results of operations for the share-based payment programs currently in place.
In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. We do not expect adoption of EITF 07-5 to have a material impact on our consolidated financial statements.
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This statement will change the accounting treatment for our 3.625% Puttable Equity-Linked Senior Notes due October 2011, which were issued in October 2006. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, we expect to record additional capitalized interest based on the qualifying expenditures on our development projects. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The impact of the retrospective application of FSP APB 14-1 is expected to result in additional non-cash interest expense of approximately $1,500,000, $1,600,000 and $400,000, respectively (net of capitalized interest on our qualifying expenditures) for the years ended January 31, 2009, 2008 and 2007 in future consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In February 2009, the FASB voted to issue FSP FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-a”). FSP FAS 141(R)-a amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP FAS 141(R)-a requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP FAS 141(R)-a is effective for fiscal years beginning after December 15, 2008.
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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of this Form 10-K and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current market conditions on our liquidity, ability to finance or refinance projects and repay our debt, general real estate investment and development risks, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, environmental liabilities, conflicts of interest, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, volatility in the market price of our publicly traded securities, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Ongoing economic conditions have negatively impacted the lending and capital markets. Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity (see the “Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” section of Item 1A. Risk Factors). We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At January 31, 2009, our outstanding variable-rate debt portfolio consisted of $2,441,520,000 of taxable debt (which includes $365,500,000 related to the bank revolving credit facility) and $906,535,000 of tax-exempt variable-rate debt (which includes $18,910,000 of subordinated debt). Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, the Company is currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

02/01/09-02/01/10 (2)	$1,375,722	5.05%	$1,093,432	4.88%
02/01/10-02/01/11	426,116	5.74	1,032,081	4.28
02/01/11-02/01/12	-	-	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swaps discussed below.
(2)
These LIBOR-based hedges as of February 1, 2009 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2010.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

02/01/09-02/01/10	$232,025	5.98%	$57,000	3.21%
02/01/10-02/01/11	175,025	5.84	57,000	3.21
02/01/11-02/01/12	41,115	6.00	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The tax-exempt caps and swap expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.03% and has never exceeded 8.00%.

The interest rate hedges summarized in the previous tables were purchased to mitigate variable interest rate risk. We entered into various forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, it is our intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of January 31, 2009:
Forward Swaps

	Fully Consolidated		Unconsolidated
	Properties(1)		Property(2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate
(dollars in thousands)

2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-

(1)
As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, our portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, amounts recorded in accumulated OCI will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)
This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis. For the years ended January 31, 2009, 2008 and 2007, we recorded $14,564, $7,184 and $3,509, respectively, of interest expense related to this forward swap in our Consolidated Statements of Operations. During the year ended January 31, 2009, we purchased an interest rate floor in order to mitigate the interest rate risk on the forward swap should rates fall below a certain level.

Additionally, we recorded $5,877,000 in interest expense for the year ended January 31, 2007 related to forward swaps that did not qualify for hedge accounting which were terminated prior to January 31, 2009.
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of January 31, 2009, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $13,606,000 at January 31, 2009. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and subordinated debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,752,000 at January 31, 2009. The analysis above includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market and bond pricing models. At January 31, 2009 and 2008, interest rate caps, floors and swaptions were reported at fair value of approximately $2,419,000 and $209,000, respectively, in other assets in the Consolidated Balance Sheets. At January 31, 2009 and 2008, interest rate swap agreements and TRS, which had a negative fair value of approximately $247,048,000 and $109,232,000, respectively, (which includes the forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At January 31, 2009 and 2008, interest rate swap agreements and TRS, which had a positive fair value of approximately $7,364,000 and $3,019,000, respectively, were included in other assets in the Consolidated Balance Sheets.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at January 31, 2009.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
		(in thousands)

Fixed	$4,966,245	$4,313,068	$4,518,131
Variable
Taxable	2,441,520	2,227,107	2,292,197
Tax-Exempt	906,535	816,054	945,565
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2009

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
						Period	Outstanding	Value
Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	1/31/09	1/31/09
				(dollars in thousands)
Fixed:
Fixed-rate debt	$182,492	$220,677	$371,070	$331,067	$782,056	$2,227,383	$4,114,745	$3,904,730
Weighted average interest rate	6.74%	7.17%	7.04%	5.97%	5.82%	5.80%	6.04%

Senior & subordinated debt (1)	-	-	272,500	-	-	579,000	851,500	408,338
Weighted average interest rate	-%	-%	3.63%	-%	-%	7.30%	6.13%

Total Fixed-Rate Debt	182,492	220,677	643,570	331,067	782,056	2,806,383	4,966,245	4,313,068

Variable:
Variable-rate debt	700,224	446,192	185,413	45,366	46,412	652,413	2,076,020	1,861,607
Weighted average interest rate(2)	3.63%	2.45%	3.55%	6.26%	6.05%	6.31%	4.32%

Tax-exempt	-	-	33,520	204,616	765	648,724	887,625	797,144
Weighted average interest rate(2)	-%	-%	3.11%	2.46%	1.03%	1.47%	1.76%

Bank revolving credit facility (1)	-	365,500	-	-	-	-	365,500	365,500
Weighted average interest rate(2)	-%	2.98%	-%	-%	-%	-%	2.98%

Subordinated debt (1)	-	18,910	-	-	-	-	18,910	18,910
Weighted average interest rate	-%	1.43%	-%	-%	-%	-%	1.43%

Total Variable-Rate Debt	700,224	830,602	218,933	249,982	47,177	1,301,137	3,348,055	3,043,161

Total Long-Term Debt	$882,716	$1,051,279	$862,503	$581,049	$829,233	$4,107,520	$8,314,300	$7,356,229

Weighted average interest rate	4.27%	3.61%	5.06%	4.76%	5.83%	5.41%	5.02%

(1)	Represents recourse debt.
(2)	Weighted average interest rate is based on current market rates as of January 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
January 31, 2008

	Expected Maturity Date
	Year Ending January 31,
							Total	Fair Market
						Period	Outstanding	Value
Long-Term Debt	2009	2010	2011	2012	2013	Thereafter	1/31/08	1/31/08
	(dollars in thousands)
Fixed:
Fixed-rate debt	$84,220	$327,885	$174,421	$375,489	$319,644	$2,650,047	$3,931,706	$4,062,237
Weighted average interest rate	6.53%	6.92%	6.78%	7.03%	5.98%	5.79%	6.08%

Senior & subordinated debt (1)	-	-	20,400	287,500	-	579,000	886,900	812,040
Weighted average interest rate	-%	-%	8.25%	3.63%	-%	7.30%	6.13%

Total Fixed-Rate Debt	84,220	327,885	194,821	662,989	319,644	3,229,047	4,818,606	4,874,277

Variable:
Variable-rate debt	672,218	152,872	170,753	10,056	45,366	653,826	1,705,091	1,705,091
Weighted average interest rate (2)	6.68%	6.78%	6.28%	5.61%	6.37%	6.39%	6.52%

Tax-exempt	85,413	1,160	1,140	505	540	613,055	701,813	701,813
Weighted average interest rate (2)	3.12%	2.81%	3.00%	3.36%	3.36%	3.11%	3.11%

Bank revolving credit facility (1)	-	-	39,000	-	-	-	39,000	39,000
Weighted average interest rate (2)	-%	-%	4.89%	-%	-%	-%	4.89%

Total Variable-Rate Debt	757,631	154,032	210,893	10,561	45,906	1,266,881	2,445,904	2,445,904

Total Long-Term Debt	$841,851	$481,917	$405,714	$673,550	$365,550	$4,495,928	$7,264,510	$7,320,181

Weighted average interest rate	6.30%	6.86%	6.45%	5.55%	6.02%	5.71%	5.89%

(1)	Represents recourse debt.
(2)	Weighted average interest rate is based on current market rates as of January 31, 2008.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets	84
Consolidated Statements of Operations	85
Consolidated Statements of Comprehensive Income (Loss)	86
Consolidated Statements of Shareholders’ Equity	87
Consolidated Statements of Cash Flows	88
Notes to Consolidated Financial Statements	92

Supplementary Data:
Quarterly Consolidated Financial Data (Unaudited)	143

Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts	153
Schedule III – Real Estate and Accumulated Depreciation	154

All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or the notes thereto.

Individual financial statements of entities accounted for by the equity method have been omitted because such entities would not constitute a significant subsidiary or it has been determined that inclusion of such financial statements are not required at this time. Audited financial statements for Nets Sports and Entertainment, LLC, an equity method investment, will be filed as an exhibit to an amended form 10-K within 90 days of its June 30, 2009 fiscal year end.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
of Forest City Enterprises, Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Forest City Enterprises, Inc and its subsidiaries (the “Company”) at January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
March 30, 2009

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,
	2009	2008
	(in thousands)

Assets
Real Estate
Completed rental properties	$8,203,095	$7,561,685
Projects under development	2,233,576	1,499,495
Land held for development or sale	195,213	155,524

Total Real Estate	10,631,884	9,216,704

Less accumulated depreciation	(1,419,050)	(1,244,391)

Real Estate, net	9,212,834	7,972,313

Cash and equivalents	267,305	254,434
Restricted cash	291,224	248,262
Notes and accounts receivable, net	427,410	419,090
Investments in and advances to affiliates	287,242	495,828
Other assets	936,902	829,998
Operating property assets held for sale	-	31,672

Total Assets	$11,422,917	$10,251,597

Liabilities and Shareholders’ Equity
Liabilities
Mortgage debt, nonrecourse	$7,078,390	$6,338,610
Notes payable	181,919	143,874
Bank revolving credit facility	365,500	39,000
Senior and subordinated debt	870,410	886,900
Accounts payable and accrued expenses	1,277,199	1,015,844
Deferred income taxes	439,282	477,238
Liabilities of operating property held for sale	-	28,498

Total Liabilities	10,212,700	8,929,964

Minority Interest	396,075	349,517

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock - without par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 271,000,000 shares authorized, 80,082,126 and 78,237,993 shares issued and 80,080,262 and 78,201,673 shares outstanding, respectively	26,694	26,079
Class B, convertible, 56,000,000 shares authorized, 22,798,025 and 24,387,607 shares issued and outstanding, respectively; 26,257,961 issuable	7,599	8,129

	34,293	34,208
Additional paid-in capital	241,539	229,358
Retained earnings	645,852	782,871
Less treasury stock, at cost; 1,864 and 36,320 Class A shares, respectively	(21)	(1,665)

Shareholders’ equity before accumulated other comprehensive loss	921,663	1,044,772
Accumulated other comprehensive loss	(107,521)	(72,656)

Total Shareholders’ Equity	814,142	972,116

Total Liabilities and Shareholders’ Equity	$11,422,917	$10,251,597

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended January 31,
	2009	2008	2007
	(in thousands, except per share data)

Revenues from real estate operations	$1,290,390	$1,286,470	$1,116,639

Expenses
Operating expenses	782,266	783,720	672,211
Depreciation and amortization	269,560	230,637	174,686
Impairment of real estate	1,262	102	1,923

	1,053,088	1,014,459	848,820

Interest expense	(367,882)	(325,505)	(280,830)
Amortization of mortgage procurement costs	(12,145)	(11,296)	(10,684)
Loss on early extinguishment of debt	(1,670)	(8,955)	(2,175)

Interest and other income	42,481	73,282	61,389
Gain on disposition of other investments	150	603	-

Earnings (loss) before income taxes	(101,764)	140	35,519

Income tax expense (benefit)
Current	(27,539)	(10,653)	(10,334)
Deferred	(1,615)	13,655	45,664

	(29,154)	3,002	35,330

Minority interest	(13,817)	(19,504)	(17,034)

Equity in earnings (loss) of unconsolidated entities	(14,300)	20,542	48,942
Impairment of unconsolidated entities	(21,285)	(11,469)	(400)

Earnings (loss) from continuing operations	(122,012)	(13,293)	31,697

Discontinued operations, net of tax and minority interest
Operating earnings from rental properties	973	472	2,062
Gain on disposition of rental properties	8,159	64,604	143,026
Gain on disposition of Lumber Group	680	642	466

	9,812	65,718	145,554

Net earnings (loss)	$(112,200)	$52,425	$177,251

Basic earnings per common share
Earnings (loss) from continuing operations	$(1.19)	$(0.13)	$0.31
Earnings from discontinued operations, net of tax and minority interest	0.10	0.64	1.42

Net earnings (loss)	$(1.09)	$0.51	$1.73

Diluted earnings per common share
Earnings (loss) from continuing operations	$(1.19)	$(0.13)	$0.31
Earnings from discontinued operations, net of tax and minority interest	0.10	0.64	1.39

Net earnings (loss)	$(1.09)	$0.51	$1.70

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Net earnings (loss)	$(112,200)	$52,425	$177,251

Other comprehensive loss, net of tax and minority interest:

Unrealized net losses on investment securities	(137)	(154)	(99)

Change in unrealized net losses on interest rate derivative contracts	(33,356)	(57,834)	(14,792)

Foreign currency translation adjustments	(1,372)	-	-

Other comprehensive loss, net of tax and minority interest	$(34,865)	$(57,988)	$(14,891)

Comprehensive income (loss)	$(147,065)	$(5,563)	$162,360

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

										Accumulated
	Common Stock				Additional					Other
	Class A		Class B		Paid-In	Unearned	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	(Loss) Income	Total
	(in thousands)
Balances at January 31, 2006	75,695	$25,232	26,149	$8,716	$251,991	$(4,151)	$612,371	-	$-	$223	$894,382
Reclassifications related to the adoption of SFAS No. 123(R)	(259)	(86)			(4,065)	4,151					-
Net earnings							177,251				177,251
Other comprehensive loss, net of tax and minority interest										(14,891)	(14,891)
Dividends $.27 per share							(27,560)				(27,560)
Purchase of treasury stock								491	(25,928)		(25,928)
Conversion of Class B to Class A shares	895	298	(895)	(298)							-
Exercise of stock options	306	101			(12,855)			(426)	22,479		9,725
Restricted stock vested	56	19			(19)						-
Stock-based compensation					12,064						12,064
Purchased call option transaction, net of tax					(28,155)						(28,155)
Warrant transaction					28,923						28,923

Balances at January 31, 2007	76,693	$25,564	25,254	$8,418	$247,884	$-	$762,062	65	$(3,449)	$(14,668)	$1,025,811

Cumulative effect of change in accounting for uncertain tax positions							245				245
Net earnings							52,425				52,425
Other comprehensive loss, net of tax and minority interest										(57,988)	(57,988)
Dividends $.31 per share							(31,861)				(31,861)
Purchase of treasury stock								78	(4,272)		(4,272)
Conversion of Class B to Class A shares	866	289	(866)	(289)							-
Exercise of stock options	583	194			8,520						8,714
Excess income tax benefit from stock based compensation					3,748						3,748
Restricted stock granted out of treasury	(107)	(36)			(6,020)			(107)	6,056		-
Restricted stock vested	203	68			(68)						-
Stock-based compensation					19,064						19,064
Distribution of accumulated equity to minority partners					(43,770)						(43,770)

Balances at January 31, 2008	78,238	$26,079	24,388	$8,129	$229,358	$-	$782,871	36	$(1,665)	$(72,656)	$972,116

Net loss							(112,200)				(112,200)
Other comprehensive loss, net of tax and minority interest										(34,865)	(34,865)
Dividends $.24 per share							(24,819)				(24,819)
Purchase of treasury stock								19	(663)		(663)
Conversion of Class B to Class A shares	1,590	530	(1,590)	(530)							-
Exercise of stock options	44	16			(1,190)			(53)	2,307		1,133
Reversal of excess income tax benefit from stock based compensation					(3,748)						(3,748)
Restricted stock vested	82	27			(27)						-
Stock-based compensation					17,120						17,120
Conversion of Class A Common Units	128	42			3,736						3,778
Distribution of accumulated equity to minority partners					(3,710)						(3,710)

Balances at January 31, 2009	80,082	$26,694	22,798	$7,599	$241,539	$-	$645,852	2	$(21)	$(107,521)	$814,142

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Net earnings (loss)	$(112,200)	$52,425	$177,251
Depreciation and amortization	269,560	230,637	174,686
Impairment of real estate	1,262	102	1,923
Amortization of mortgage procurement costs	12,145	11,296	10,684
(Gain) loss on early extinguishment of debt, net of cash prepayment penalties	(3,814)	8,955	2,175
Gain on disposition of other investments	(150)	(603)	-
Deferred income tax expense (benefit)	(1,615)	13,655	45,664
Minority interest	13,817	19,504	17,034
Equity in (earnings) loss of unconsolidated entities	14,300	(20,542)	(48,942)
Impairment of unconsolidated entities	21,285	11,469	400
Cash distributions from operations of unconsolidated entities	52,511	41,412	44,982
Other income - net gain on sale of ownership interest in parking management company (2008) and net gain on sale of development project (2007)	(3,350)	(17,830)	-
Stock-based compensation	8,505	10,716	8,157
Excess income tax benefit from stock-based compensation	3,569	(3,569)	-
Amortization and mark-to-market adjustments of derivative instruments	36,518	7,247	4,880
Write-off of abandoned development projects	52,211	19,087	9,318
Discontinued operations:
Depreciation and amortization	1,986	3,894	12,023
Amortization of mortgage procurement costs	302	418	503
Loss on early extinguishment of debt	-	363	-
Gain on disposition of rental properties and Lumber Group	(14,405)	(106,333)	(351,861)
Deferred income tax expense (benefit)	(13,812)	16,091	79,386
Minority interest	-	(513)	116,513
Cost of sales of land included in projects under development and completed rental properties	17,541	54,888	35,037
Increase in land held for development or sale	(16,994)	(12,311)	(35,832)
Decrease (increase) in notes and accounts receivable	13,361	(87,435)	(896)
Decrease in other assets	2,853	5,303	4,437
Decrease (increase) in restricted cash used for operating purposes	6,435	(9,287)	7,583
(Decrease) increase in accounts payable and accrued expenses	(64,367)	22,766	(5,226)

Net cash provided by operating activities	$297,454	$271,805	$309,879

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Cash Flows from Investing Activities
Capital expenditures, including real estate acquisitions	$(1,078,727)	$(1,239,793)	$(979,647)
Payment of lease procurement costs and other assets, net	(79,212)	(147,474)	(90,398)
(Increase) decrease in restricted cash used for investing purposes	(82,079)	101,876	(102,101)
Proceeds from disposition of rental properties and other investments	39,217	298,163	344,586
(Increase) decrease in investments in and advances to affiliates	(62,170)	(181,689)	6,392

Net cash used in investing activities	(1,262,971)	(1,168,917)	(821,168)

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt	1,210,657	1,930,368	1,036,067
Principal payments on nonrecourse mortgage debt	(571,295)	(877,206)	(554,447)
Proceeds from notes payable	75,558	71,041	24,233
Payments on notes payable	(37,513)	(71,812)	(101,019)
Borrowings on bank revolving credit facility	670,000	527,000	393,000
Payments on bank revolving credit facility	(343,500)	(488,000)	(475,500)
Purchase of Puttable Equity-Linked Senior Notes	(10,571)	-	-
Proceeds from issuance of Puttable Equity-Linked Senior Notes	-	-	287,500
Payment of Puttable Equity-Linked Senior Notes issuance costs	-	-	(7,356)
Payment of purchased call option transaction	-	-	(45,885)
Proceeds from warrant transaction	-	-	28,923
Cash consideration exchanged for minority interests (Note T)	-	-	(48,883)
Change in restricted cash and book overdrafts	42,912	(51,148)	85,658
Payment of deferred financing costs	(34,491)	(37,321)	(31,599)
Purchase of treasury stock related to Puttable Equity-Linked Senior Notes	-	-	(24,962)
Purchase of other treasury stock	(663)	(4,272)	(966)
Exercise of stock options	1,133	8,714	9,725
Excess income tax benefit from stock-based compensation	(3,569)	3,569	-
Distributions of accumulated equity to minority partners	(3,710)	(43,770)	-
Dividends paid to shareholders	(33,020)	(30,784)	(26,512)
Increase (decrease) in minority interest	16,460	(39,046)	(37,209)

Net cash provided by financing activities	978,388	897,333	510,768

Net increase (decrease) in cash and equivalents	12,871	221	(521)

Cash and equivalents at beginning of period	254,434	254,213	254,734

Cash and equivalents at end of period	$267,305	$254,434	$254,213

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the years ended January 31, 2009, 2008 and 2007:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Operating activities
Increase in land held for development or sale (1)(4)(8)(9)(13)	$(36,033)	$(27,127)	$(67,369)
Increase in notes and accounts receivable (1)(3)(4)(5)(7)(12)(15)	(2,440)	(42,193)	(21,685)
Increase in other assets (1)(3)(4)(5)(7)(15)	(122,254)	(66,777)	(66,470)
Increase in restricted cash (1)(4)(7)	(144)	(2,486)	(423)
Increase in accounts payable and accrued expenses (1)(3)(4)(5)(7)(9)(13)(15)	214,469	103,278	77,219

Total effect on operating activities	$53,598	$(35,305)	$(78,728)

Investing activities
(Increase) decrease in projects under development (1)(3)(4)(8)(9)(10)	$(454,089)	$18,884	$(150,159)
Decrease (increase) in completed rental properties (1)(4)(5)(6)(7)(8)(11)(12)(15)	25,531	(53,488)	(279,100)
Increase in restricted cash (1)(4)	(19,571)	(16)	-
Non-cash proceeds from disposition of properties (2)	72,881	77,960	332,080
Decrease (increase) in investments in and advances to affiliates (1)(3)(4)(15)	168,987	(3,915)	45,341

Total effect on investing activities	$(206,261)	$39,425	$(51,838)

Financing activities
Increase (decrease) in nonrecourse mortgage debt (1)(2)(3)(4)(5)(7)(11)(15)	$124,239	$(9,979)	$(301,264)
Increase in notes and loans payable (4)	-	-	105,600
(Increase) decrease in restricted cash (3)(4)	-	(1,412)	150,418
Decrease in deferred tax liability (14)	-	-	(17,730)
Increase in minority interest (1)(6)(7)(15)	16,031	-	172,953
Increase in class A common stock (6)	42	-	-
Increase in additional paid-in capital (6)(10)(14)	12,351	8,348	21,637
Dividends declared but not yet paid	-	(1,077)	(1,048)

Total effect on financing activities	$152,663	$(4,120)	$130,566

(1)
Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event as described in FIN No. 46(R), “Consolidation of Variable Interest Entities,” for Independence Place I apartments in the Residential Group, Waterfront Station, Village at Gulfstream, Shops at Wiregrass and a mixed-use development project located in Las Vegas, Nevada in the Commercial Group and Gladden Forest in the Land Development Group during the year ended January 31, 2009 and Oceanpointe Towers apartments in the Residential Group during the year ended January 31, 2008.

(2)
Assumption of nonrecourse mortgage debt by the buyer upon sale of Sterling Glen of Rye Brook and Sterling Glen of Lynbrook during the year ended January 31, 2009, Sterling Glen of Bayshore and Sterling Glen of Roslyn, a development project, during the year ended January 31, 2008 in the Residential Group and Hilton Times Square Hotel, G Street, Embassy Suites Hotel and Battery Park City Retail properties in the Commercial Group and Mount Vernon Square and Providence at Palm Harbor apartments in the Residential Group during the year ended January 31, 2007.

(3)
Change to equity method of accounting from full consolidation due to admission of a 50% partner in a Residential Group development project located in Washington, D.C. during the year ended January 31, 2009 and in Uptown Apartments during the year ended January 31, 2007 in the Residential Group.

(4)
Change to full consolidation method of accounting from equity method due to the acquisition of partners’ interests in Village Center apartments in the Residential Group during the year ended January 31, 2009, in Midtown Towers, Sterling Glen of Glen Cove and Sterling Glen of Great Neck apartments in the Residential Group during the year ended January 31, 2008 and New York Times Building and Galleria at Sunset properties in the Commercial Group, Easthaven at the Village apartments in the Residential Group and Rockport Square in the Land Development Group during the year ended January 31, 2007.

(5)
Amounts related to purchase price allocations in the Commercial Group during the year ended January 31, 2009 for the following office buildings: New York Times, Twelve MetroTech Center, Commerce Court, Colorado Studios and Richmond Office Park, and during the year ended January 31, 2008 for the New York portfolio transaction that closed in November 2006 and Galleria at Sunset Mall.

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(6)	Exchange of the Class A Common Units during the year ended January 31, 2009 (see Note T).

(7)
Acquisition of minority ownership interests in two entities in exchange for the Company’s majority ownership interests in seventeen single tenant pharmacy properties during the year ended January 31, 2009 (see Note T).

(8)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under development or completed rental properties to land held for sale.

(9)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(10)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.

(11)	Assumption of nonrecourse mortgage debt due to acquisition of properties in the Commercial Group during the year ended January 31, 2008.

(12)	A reduction in the net book value of a building at one of the apartment communities of Easthaven at the Village due to a property casualty loss that occurred during the year ended January 31, 2008.

(13)
Exercise of the option to purchase a piece of land in Prosper, Texas during the year ended January 31, 2008 that, in accordance with FIN 46(R), resulted in the Company no longer being deemed to be the primary beneficiary and reversal of the amount of the investment that was deemed to be at risk.

(14)
Recording of a deferred tax asset on the purchased call option in conjunction with the issuance of the Company’s 3.625% Puttable Equity-Linked Senior Notes during the year ended January 31, 2007 (see Note H).

(15)	Issued Class A Common Units in exchange for Bruce C. Ratner’s minority interest in the Forest City Ratner Companies portfolio during the year ended January 31, 2007 (See Note T).
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
The Company has approximately $11.4 billion of assets in 27 states and the District of Columbia at January 31, 2009. The Company’s core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, the Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. The Company has offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C. and the Company’s corporate headquarters in Cleveland, Ohio.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, impairment of real estate, other-than-temporary impairments on its equity method investments and the computation of expected losses on VIEs. As a result of the nature of estimates made by the Company, actual results could differ.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
In March 2007, management approved a plan to demolish two buildings owned by the Company adjacent to Ten MetroTech Center, an office building located in Brooklyn, New York, to clear the land for a residential project named 80 DeKalb Avenue. Due to the new development plan, the estimated useful lives of the two adjacent buildings were adjusted to expire at the scheduled demolition date in April 2007, which resulted in approximately $7,837,000 of accelerated depreciation expense reflected in the Consolidated Statements of Operations during the year ended January 31, 2008.
Reclassification
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation.
Fiscal Year
The years 2008, 2007 and 2006 refer to the fiscal years ended January 31, 2009, 2008 and 2007, respectively.
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
Military Housing Fee Revenues – Revenues for development fees related to the Company’s military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. The Company also recognizes additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Revenues of $62,180,000, $56,045,000 and $7,981,000 were recognized during the years ended January 31, 2009, 2008 and 2007, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues related to construction management fees are earned based on the cost of each construction contract. The Company also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Revenues of $13,505,000, $10,012,000 and $4,327,000 were recognized during the years ended January 31, 2009, 2008 and 2007, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Property management and asset management fee revenues are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. The Company also recognizes certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management and asset management fees of $14,318,000, $9,357,000 and $5,366,000 were recognized during the years ended January 31, 2009, 2008 and 2007, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Recognition of Costs and Expenses
Operating expenses primarily represent the recognition of operating costs, which are charged to operations as incurred, administrative expenses and taxes other than income taxes. Interest expense and real estate taxes during active development and construction are capitalized as a part of the project cost.
Depreciation and amortization is generally computed on a straight-line method over the estimated useful life of the asset. The estimated useful lives of buildings and certain first generation tenant allowances that are considered by management as a component of the building are primarily 50 years. Subsequent tenant improvements and those first generation tenant allowances not considered a component of the building are amortized over the life of the tenant’s lease. This estimate is based on the length of time the asset is expected to generate positive operating cash flows. Actual events and circumstances can cause the life of the building and tenant improvement to be different than the estimates made. Additionally, lease terminations can affect the economic life of the tenant improvements. The Company believes the estimated useful lives and classification of the depreciation and amortization of fixed assets and tenant improvements are reasonable and follow industry standards.
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
A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company’s capitalization policy on development properties is guided by SFAS No. 34, “Capitalization of Interest Cost,” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Costs and accumulated depreciation applicable to assets retired or sold are eliminated from the respective accounts and any resulting gains or losses are reported in the Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Termination Benefits
During the three months ended January 31, 2009, management initiated involuntary employee separations in various areas of the Company’s workforce to reduce costs which was communicated to all employees. The Company provided outplacement services to all terminated employees and severance payments based on years of service and certain other defined criteria. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), the Company recorded a pre-tax charge of $8,651,000 for total estimated termination costs (outplacement and severance) in connection with the one-time termination benefit arrangement, which is included in operating expenses in the Consolidated Statement of Operations. The expense is included in the Corporate Activities segment.

Year Ended
January 31, 2009
(in thousands)

Reserve balance at February 1, 2008	$-

Termination benefits expense	8,651
Cumulative payments	(5,291)

Reserve balance at January 31, 2009	$3,360

In addition, during March 2009, the Company communicated to all employees additional involuntary employee separations in various areas of the Company’s workforce to further reduce costs. The Company will provide outplacement services to all employees terminated and severance payments based on years of service and certain other defined criteria. In accordance with SFAS No. 146, the Company recorded an additional charge of approximately $9,500,000 for estimated termination costs (outplacement and severance) in March 2009.
Impairment of Real Estate
The Company follows the provisions of SFAS No. 144 when reviewing its long-lived assets to determine if an impairment of their carrying value exists. The Company reviews its real estate portfolio, including land held for development or sale, to determine if its carrying costs will be recovered from future undiscounted cash flows whenever events or changes indicate that recoverability of long-lived assets may not be supported by current assumptions. Impairment indicators include, but are not limited to significant decreases to property net operating income, significant decreases in occupancy rates, physical condition of property and general economic conditions. In cases where the Company does not expect to recover its carrying costs, an impairment loss is recorded as impairment of real estate to the extent the carrying value exceeds fair value. Significant estimates are made in the determination of future undiscounted cash flows. Changes to management’s estimates may affect the amount of impairment charges recognized.
Impairment of Unconsolidated Entities
The Company applies the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), to determine if there has been an other-than-temporary decline in value of its investments in unconsolidated entities. The Company reviews its investments in unconsolidated entities for impairment whenever events or changes indicate that the fair value may be less than the carrying value of its investment. For the Company’s equity method real estate investments, a loss in value of an investment which is other than a temporary decline is recognized as a component of equity earnings of unconsolidated entities. This determination is based upon the length of time elapsed, severity of decline and all other relevant facts and circumstances.
Stock-Based Compensation
On February 1, 2006, the Company adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”) which, among other things, requires the recognition of stock option costs at its estimated fair value. The Company elected to use the modified prospective application method which requires the provisions of SFAS No. 123(R) to be applied to unvested awards outstanding at the date of adoption and all new awards. The Company recognizes compensation costs for its stock option and restricted stock awards over the requisite service period using the straight-line attribution method. Under the 1994 Stock Plan as amended (the “Plan”), awards granted since 2006 permit the acceleration of vesting upon the retirement of a grantee who retires on or after reaching the prescribed retirement age, as defined in the Plan. The cost of an award subject to this retirement provision is recognized immediately for grantees that are retirement-eligible at the date of grant or on a straight-line basis over the period ending with the first anniversary from the date of grant which the individual reaches retirement age.

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
In June 2008, the Company granted 172,609 performance shares under the 1994 Stock Plan to selected key executives having a grant-date fair value of $36.38 per share. The performance shares will vest if performance goals are achieved during the period from May 1, 2008 to January 31, 2012. The performance shares were granted at target levels and the ultimate number of shares earned can range from 0% to 175% depending upon the degree the performance goals are met.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Stock option costs	$9,775	$11,521	$7,687
Restricted stock costs	7,345	7,543	4,377

Total stock-based compensation costs	17,120	19,064	12,064
Less amount capitalized into qualifying real estate projects	(8,615)	(8,348)	(3,907)

Amount charged to operating expenses	8,505	10,716	8,157
Depreciation expense on capitalized stock-based compensation	245	78	-

Total stock-based compensation expense	$8,750	$10,794	$8,157

Deferred income tax benefit	$2,812	$3,563	$2,590

The amount of stock-based compensation expensed on grant date for awards granted to retirement-eligible grantees during the years ended January 31, 2009, 2008 and 2007 were $1,298,000, $2,152,000 and $1,170,000, respectively.
SFAS No. 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options or shares (excess tax benefits) to be classified as financing cash flows in the Consolidated Statements of Cash Flows. The Company records excess tax benefits only if the excess tax deductions reduce taxes payable computed on a with-and-without basis. Excess tax benefits recorded (reversed) under SFAS 123(R) and classified as financing cash flows amounted to $(3,569,000), $3,569,000 and $-0- for the years ended January 31, 2009, 2008 and 2007, respectively. The reversal of the excess tax benefits during the year ended January 31, 2009 resulted from the Company’s 2007 tax return being filed during 2008 with less taxable income than originally estimated resulting in the Company being unable to utilize the excess tax deductions previously recorded.
See Note O - Stock-Based Compensation for additional disclosures relating to stock-based compensation.
Earnings Per Share
Earnings per share (“EPS”) has been computed under the provisions of SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Pursuant to EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB 128” (“EITF 03-6”), the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the Forest City Ratner Companies (“FCRC”) portfolio in November 2006 (see Note T – Class A Common Units), which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common stock holders. Therefore, these Class A units are included in the computation of basic and diluted earnings per share if the effect of applying the if-converted method is dilutive.

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
Intangible assets also include amounts representing the value of tenant relationships and in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases. The Company’s estimates of value are made using methods similar to those used by independent appraisers. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, which primarily range from three to twelve months. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company also uses the information obtained as a result of its pre-acquisition due diligence as part of its consideration of FIN No. 47 “Accounting for Conditional Asset Retirement Obligations,” and when necessary, will record a conditional asset retirement obligation as part of its purchase price.
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
Allowance for Projects Under Development
The Company records an allowance for estimated development project write-offs for its projects under development. A specific project is written off when it is determined by management that it is probable the project will not be developed. The allowance, which is consistently applied, is adjusted on a quarterly basis based on the Company’s actual development project write-off history. The allowance balance was $17,786,000 and $11,786,000 at January 31, 2009 and 2008, respectively, and is included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. The allowance increased by $6,000,000 for the year ended January 31, 2009, and decreased by $3,900,000 and $800,000 for the years ended January 31, 2008 and 2007, respectively. Any change in the allowance is reported in operating expenses in the Company’s Consolidated Statements of Operations.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
The Company maintains operating cash and reserves for replacement balances in financial institutions which, from time to time, may exceed federally insured limits. The Company periodically assesses the financial condition of these institutions and believes that the risk of loss is minimal.
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
Allowance for Doubtful Accounts and Reserves on Notes Receivable
The Company records allowances against its rent receivables from commercial and residential tenants that are deemed to be uncollectible. These allowances are based on management’s estimate of receivables that will not be realized from cash receipts in subsequent periods. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. The allowance against the Company’s straight-line rent receivable is based on the Company’s historical experience with early lease terminations as well as specific review of the Company’s significant tenants and tenants that are having known financial difficulties. There is a risk that the Company’s estimate of the expected activity of current tenants may not accurately reflect future events. If the estimate does not accurately reflect future tenant vacancies, the reserve for straight-line rent receivable may be over or understated by the actual tenant vacancies that occur. The Company estimates the allowance for notes receivable based on its assessment of expected future cash flows estimated to be paid to the Company. If the estimate of expected future cash flows does not accurately reflect actual events, the Company’s reserve on notes receivable may be over or understated by the actual cash flows that occur.
Investments in Unconsolidated Entities
The Company accounts for its investments in unconsolidated entities (included in Investments in and Advances to Affiliates on the Consolidated Balance Sheets) using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of income or loss from the date of acquisition and reduced by distributions received. The income or loss for each unconsolidated entity is allocated in accordance with the provisions of the applicable operating agreements, which may differ from the ownership interest held by each investor. Differences between the Company’s carrying value of its investment in the unconsolidated entities and the Company’s underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets or liabilities, as applicable. The Company records income or loss in certain unconsolidated entities based on the distribution priorities, which may change upon the achievement of certain return thresholds.
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
Investments in securities classified as available-for-sale are reflected in other assets at market value with the unrealized gains or losses reflected as accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders’ Equity. Unrealized gains or losses were not material for the three years ending January 31, 2009, 2008 and 2007.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
In connection with the Company’s military housing projects, it records intangible assets based upon the costs associated with acquiring military housing development and management contracts that are in progress. Intangible assets related to the military housing development contracts are amortized based upon the ratio of development fees earned in relation to overall fee income to be earned throughout the contract period. Intangible assets related to the military housing management contracts are amortized based upon a straight-line basis over the remaining term of the management contracts.
Included with The Nets, an investment accounted for by the Company on the equity method of accounting, is the Company’s share of approximately $39,179,000 and $47,072,000 (net of accumulated amortization of $37,355,000 and $29,462,000) of intangible assets for the years ended January 31, 2009 and 2008, respectively, consisting primarily of the fair value of the franchise asset, players’ contracts and the arena lease that were acquired in connection with the team in August 2004. With exception of the franchise asset, which the management of The Nets has determined is an indefinite-lived intangible asset, such intangibles are generally amortized over their estimated useful lives, which has been determined to be five years. The amortization of these intangible assets is included as a component of the Company’s proportionate share of loss from The Nets within equity in earnings (loss) of unconsolidated entities in the Company’s Consolidated Statements of Operations. The Company’s portion of amortization expense recorded by The Nets, primarily attributed to the intangible assets, was $20,862,000, $10,556,000 and $7,683,000 for the years ended January 31, 2009, 2008 and 2007, respectively.
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
At January 31, 2009 and 2008, the Company has capitalized $16,997,000 and $26,840,000 respectively, of software costs net of accumulated amortization of $23,302,000 and $11,393,000, respectively. Total amortization of capitalized software costs amounted to $12,058,000, $9,538,000 and $745,000 for the years ended January 31, 2009, 2008 and 2007, respectively.
Accounts Payable and Accrued Expenses
At January 31, 2009 and 2008, accounts payable and accrued expenses includes book overdrafts of approximately $11,869,000 and $21,486,000, respectively. The overdrafts are a result of the Company’s cash management program and represent checks issued but not yet presented to a bank for collection.
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

	Years Ended January 31,
	2009	2008	2007
	(in thousands)
Unrealized (gains) losses on securities	$170	$(91)	$(327)
Unrealized loss on foreign currency translation	2,258	-	-
Unrealized losses on interest rate contracts(1)	174,838	119,953	24,675

	177,266	119,862	24,348

Minority interest and income tax benefit	(69,745)	(47,206)	(9,680)

Accumulated Other Comprehensive Loss	$107,521	$72,656	$14,668

(1)
Included in the amounts of unrealized losses on interest rate contracts for the years ended January 31, 2009 and 2008 are $109,420 and $74,781, respectively, of unrealized losses on an interest rate swap associated with the New York Times, an office building in Manhattan, New York, on its mortgage debt with a notional amount of $640,000. This swap effectively fixes the mortgage at an all in lender interest rate of 6.40% (5.50% swap rate plus 0.90% lender spread) for ten years and approximately $28,000 is expected to be reclassified from OCI to interest expense within the next twelve months.

Fair Value of Financial Instruments
The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximates the current market. The estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions and other factors. The carrying amount of the Company’s total fixed-rate debt at January 31, 2009 and 2008 was $4,966,245,000 and $4,818,606,000, respectively, compared to estimated fair values of $4,313,068,000 and $4,874,277,000, respectively. The carrying amount of the Company’s total variable-rate debt at January 31, 2009 was $3,348,055,000 compared to an estimated fair value of $3,043,161,000. The carrying amount of the Company’s total variable-rate debt at January 31, 2008 was $2,445,904,000 which approximated the fair value. The carrying amount of the Company’s notes and accounts receivable and accounts payable and accrued expenses approximate fair value based upon the nature of the instruments.
The Company estimates the fair value of its hedging instruments based on interest rate market and bond pricing models (refer to Note J – Fair Value Measurements). At January 31, 2009 and 2008, interest rate caps, floors and swaptions were reported at a fair value of approximately $2,419,000 and $209,000, respectively, in other assets in the Consolidated Balance Sheets. At January 31, 2009 and 2008, interest rate swap agreements and total rate of return swaps (“TRS”), which had a negative fair value of $247,048,000 and $109,232,000, respectively, (which includes the forward swaps), were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At January 31, 2009 and 2008, interest rate swap agreements and TRS, which had a positive fair value of $7,364,000 and $3,019,000, respectively, were included in other assets in the Consolidated Balance Sheets.
Historic and New Market Tax Credit Entities
The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic rehabilitation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investors’ initial contribution into these investments, they are entitled to substantially all of the benefits derived from the tax credit, but generally have no material interest in the underlying economics of the properties. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated or entitled to repurchase the financial investors’ interest. The Company has consolidated each of these properties in its consolidated financial statements, and has reflected the investors’ contribution as accounts payable and accrued expenses in its Consolidated Balance Sheets.
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. During the years ended January 31, 2009, 2008 and 2007, the Company recognized income related to tax credits of $11,168,000, $10,788,000 and $25,873,000, respectively, which were recorded in interest and other income in its Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Income Taxes
Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”(“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recorded to reflect the expected tax consequences on future years attributable to temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company has recognized the benefit of its tax loss carryforward, which it expects to use as a reduction of the deferred tax expense. The Company records valuation allowances against deferred tax assets if it is more likely than not that some portion or all of the deferred tax asset will not be realized. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“Fin No. 48”), the Company’s financial statements reflect the expected future tax consequences of a tax position if that tax position is more likely than not of being sustained upon examination, presuming the taxing authorities have full knowledge of the position and all relevant facts. The Company records interest and penalties related to uncertain income tax positions as a component of income tax expense.
Minority Interest and Distribution of Accumulated Equity to Minority Partners
Interests held by partners in real estate partnerships consolidated by the Company are reflected in minority interest on the Consolidated Balance Sheets. Minority interest represents the minority partners’ share of the underlying net assets of our consolidated subsidiaries. Distributions and losses otherwise allocable to a partner’s minority interest balance that exceed the partner’s recorded capital account, are charged against the Company’s interests in its Consolidated Statements of Operations when there is no legal obligation for the partner to restore their deficit capital account, except as described below involving distributions on nonrecourse debt refinancing proceeds. If a partner has a legal obligation to repay its deficit capital account, the Company will record such amount as an investment in and advances to affiliates on its Consolidated Balance Sheets if management determines such amounts are collectible and legally enforceable (subject to a contractual obligation).
Distributions to minority partners in excess of their recorded minority interest balance related to refinancing proceeds from nonrecourse debt, which generally arise from appreciation of the underlying real estate assets, are recorded as a reduction of shareholders’ equity through additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity. During the year ended January 31, 2009, the Company refinanced Nine MetroTech Center North, an office building located in Brooklyn, New York. Of the total nonrecourse refinancing proceeds distributed to the Company’s minority partner in this property during the year ended January 31, 2009, $3,710,000 was in excess of the minority partner’s book capital account. During the year ended January 31, 2008, the Company refinanced New York Times, an office building located in Manhattan New York, and Eleven MetroTech Center and Fifteen MetroTech Center, office buildings located in Brooklyn, New York. In addition, the Company refinanced Columbia Park Center, a specialty retail center located in North Bergen, New Jersey, and Promenade in Temecula and Antelope Valley Mall, regional malls located in Temecula and Palmdale, California, respectively. Of the total nonrecourse refinancing proceeds distributed to the Company’s minority partners in these six properties during the year ended January 31, 2008, $43,770,000 was in excess of the minority partners’ book capital accounts. During the year ended January 31, 2007, there were $-0- of nonrecourse refinancing proceeds distributed to the Company’s minority partners in excess of the minority partners’ book capital accounts.
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
Accounting for Derivative Instruments and Hedging Activities
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. The Company does not have any Treasury options outstanding at January 31, 2009.
The principal credit risk to the Company through its interest rate risk management strategy is the potential inability of the financial institution from which the derivative financial instruments were purchased to cover all of its obligations. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s risk of loss approximates the fair value of the derivative. To mitigate this exposure, the Company generally purchases its derivative financial instruments from either the institution that holds the debt or from institutions with a minimum A- credit rating.
Derivatives are reported in the Consolidated Balance Sheets at their fair value. On the date that the Company enters into a derivative contract, it typically designates the derivative as a hedge of a forecasted transaction or the variability of cash flows that are to be paid in connection with a recognized or forecasted liability (a “cash flow hedge”), or to convert certain fixed-rate long-term debt to variable-rate debt (a “fair value hedge”). The effective portion of the change in fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI until earnings are affected by the variability of cash flows of the hedged transaction. The ineffective portion of all hedges is immediately recognized in the Consolidated Statements of Operations.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated OCI and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses, or a portion of the gains and losses, that were accumulated in OCI will be recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will report the derivative at its fair value in the Consolidated Balance Sheets, immediately recognizing changes in the fair value in the Consolidated Statements of Operations.
For the years ended January 31, 2009, 2008 and 2007, the Company recorded interest expense of approximately $515,000, $176,000 and $54,000, respectively, in the Consolidated Statements of Operations, which represented the total ineffectiveness of all cash flow hedges. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), was not material. The amount of net derivative gains or (losses) reclassified into earnings from OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $-0-, $50,000 and $(543,000) for the years ended January 31, 2009, 2008 and 2007, respectively.
The net losses of derivatives recorded in accumulated OCI are expected to be reclassified into earnings in the same period in which the hedged forecasted transactions effect earnings. As of January 31, 2009, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as interest expense of approximately $28,450,000, net of tax. However, the actual amount reclassified could vary due to future changes in market prices.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
The Company entered into various forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward hedge associated with that financing. The table below lists the forward swaps outstanding as of January 31, 2009:
Forward Swaps

	Fully Consolidated		Unconsolidated
	Properties(1)		Property(2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate
(dollars in thousands)

2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-
(1)
As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, the Company’s portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, amounts recorded in accumulated OCI and will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)
This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis. For years ended January 31, 2009, 2008 and 2007, the Company recorded $14,564, $7,184 and $3,509, respectively, of interest expense related to this forward swap in its Consolidated Statements of Operations. During the year ended January 31, 2009, the Company purchased an interest rate floor in order to mitigate the interest rate risk on the forward swap should rates fall below a certain level.

Additionally, the Company recorded $5,877,000 of interest expense for the year ended January 31, 2007 related to forward swaps that did not qualify for hedge accounting which were terminated prior to January 31, 2009.
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the Security Industry and Financial Markets Association (“SIFMA”) rate. At January 31, 2009 the SIFMA rate is .53%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At January 31, 2009, the aggregate notional amount of TRS in which the Company and/or the consolidated Joint Ventures have an interest is $536,480,000 (which includes the TRS on the $20,400,000 redevelopment bonds (refer to Note H – Senior and Subordinated Debt)). The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note J – Fair Value Measurements).
In addition, in May 2004 Stapleton Land, LLC, a consolidated subsidiary, entered into an agreement to purchase $200,000,000 of tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”) from a trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009 (see the “Other Structured Financing Arrangements” section of Note I). Stapleton Land, LLC is entitled to receive a fee upon removal of the DURA bonds from the trust. The purchase obligation and fee have been accounted for as a derivative with changes in fair value recorded through earnings. During the year ended January 31, 2009, $100,000,000 of the DURA bonds were remarketed and Stapleton Land, LLC received $13,838,000 in cash, which represented the portion of the fee related to the remarketed bonds and was recorded as a reduction of the asset’s carrying value. During the year ended January 31, 2009, Lehman Brothers, Inc. (“Lehman”), the third party obligated to pay the purchase obligation and fee to the Company, filed for bankruptcy. As a result, the Company has reassessed the collectibility of the purchase obligation and fee and has decreased the fair value to $-0-, resulting in an increase to operating expenses in the Consolidated Statements of Operations of $13,816,000 for the year ended January 31, 2009. The fair value at January 31, 2008 of $23,108,000 was recorded in other assets in the Consolidated Balance Sheets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
Variable Interest Entities
The Company is required to consolidate a VIE if its interest in the VIE is such that it will absorb a majority of the entity’s expected losses and/or receive a majority of the entity’s expected residual returns, or both; therefore, signifying that the Company is the primary beneficiary. The Company may be subject to additional losses to the extent of any financial support that it voluntarily provides in the future. Additionally, if different estimates are applied in determining future cash flows, and how the cash flows are funded, the Company may have otherwise concluded on the consolidation method of an entity.
The determination of the consolidation method for each entity can change as reconsideration events occur. Expected results after the formation of an entity can vary, which could cause a change in the allocation to the partners. During the year ended January 31, 2009, the deterioration of the economy as it relates to the real estate market has resulted in changes in the economic design in the operation of certain joint ventures. The Company’s reevaluation of the economic design of various joint ventures has caused a change in consolidation methods of certain VIEs during the year ended January 31, 2009. In addition, if the Company sells a property, sell its interest in a joint venture or enters into a new joint venture, the number of VIEs it is involved with could vary between quarters.
As of January 31, 2009, the Company determined that it was the primary beneficiary under FIN No. 46 (R) of 34 VIEs representing 24 properties (20 VIEs representing 11 properties in Residential Group, 12 VIEs representing 11 properties in Commercial Group and 2 VIEs/properties in Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of January 31, 2009, the Company held variable interests in 42 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s recorded investments in those VIEs totaling approximately $88,000,000 at January 31, 2009. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets.
The carrying value of real estate, nonrecourse mortgage debt and minority interest of VIEs for which the Company is the primary beneficiary are as follows:

	January 31,
	2009	2008
	(in thousands)

Real estate, net	$1,602,000	$789,000
Nonrecourse mortgage debt	$1,237,000	$790,000
Minority interest	$78,000	$5,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see Note H - Senior and Subordinated Debt) as of January 31, 2009.
New Accounting Standards
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The purpose of this FSP is to improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim and annual reporting periods ending after December 15, 2008 and should be applied prospectively. The Company has included the disclosures required by FSP FAS 140-4 and FIN 46(R)-8 in its consolidated financial statement disclosures.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
In November 2008, the FASB issued EITF No. 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141 (R) and SFAS 160. EITF 08-6 provides clarification of how business combination and noncontrolling interest accounting will impact equity method investments. EITF 08-6 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The Company is currently assessing the impact EITF 08-6 will have on its consolidated financial statements.
Previously, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this statement for its financial assets and liabilities on February 1, 2008 (see Note J – Fair Value Measurements).
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
In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: an Amendment of SFAS No. 133 and FIN No. 45; and Clarification of the Effective Date of SFAS No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how credit derivatives and any hybrid instruments affect an entity’s financial position, financial performance and cash flows. FSP SFAS 133-1 and FIN 45-4 also expands the disclosure requirements of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” by requiring the seller of a credit derivative to disclose the current status of the payment/performance risk of the guarantee. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, ending on or after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 did not have a material impact on the Company’s consolidated financial statement disclosures.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that FSP EITF 03-6-1 will have on its consolidated financial statements and results of operations for the share-based payment programs currently in place.
In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. The Company does not expect adoption of EITF 07-5 to have a material impact on its consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
A. Summary of Significant Accounting Policies (continued)
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This statement will change the accounting treatment for the Company’s 3.625% Puttable Equity-Linked Senior Notes due October 2011, which were issued in October 2006. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, the Company expects to record additional capitalized interest based on its qualifying expenditures on its development projects. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. The impact of the retrospective application of FSP APB 14-1 is expected to result in additional non-cash interest expense of approximately $1,500,000, $1,600,000 and $400,000, respectively, (net of capitalized interest on the Company’s qualifying expenditures) for the year ended January 31, 2009, 2008 and 2009 in future consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In February 2009, the FASB voted to issue FSP FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-a”). FSP FAS 141(R)-a amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP FAS 141(R)-a requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP FAS 141(R)-a is effective for fiscal years beginning after December 15, 2008.
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
B. Notes and Accounts Receivable, Net
The components of notes and accounts receivable, net are as follows:

	Years Ended January 31,
	2009	2008
	(in thousands)

Straight-line rent from tenants	$148,644	$143,760
Military Housing, primarily reimbursable construction costs receivable	79,326	75,952
Stapleton advances (see below)	35,732	24,596
Receivables from tenants	38,830	23,341
Other accounts receivable	88,190	95,881
Notes receivable	63,901	68,644

	454,623	432,174

Allowance for doubtful accounts and notes receivable	(27,213)	(13,084)

Notes and Accounts Receivable, Net	$427,410	$419,090

Weighted average interest rate on notes receivable	5.45%	6.81%

Notes receivable due within one year	$29,696	$44,754
Stapleton Advances
Stapleton Land, LLC has made certain advances to the Park Creek Metropolitan District (the “District”) for in-tract infrastructure. The advances are subordinate to the District’s senior and subordinated bonds (See Note I – Financing Arrangements). For the years ended January 31, 2009 and 2008, Stapleton Land, LLC had advances outstanding of $35,732,000 and $24,596,000, respectively, included in other receivables in the Company’s Consolidated Balance Sheets. The Company recorded approximately $2,053,000, $920,000, and $753,000 of interest income related to these advances in the Consolidated Statements of Operations, for the years ended January 31, 2009, 2008 and 2007, respectively. The Company believes the amount outstanding as of January 31, 2009 is fully collectible and is expected to be received within the next twenty-four months.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	January 31,
	2009	2008
	(in thousands)

Members’ and partners’ equity, as below	$488,197	$741,871
Equity of other members and partners	427,976	553,842

Company’s investment in partnerships	$60,221	$188,029
Advances to and on behalf of other affiliates	227,021	307,799

Total Investments in and Advances to Affiliates	$287,242	$495,828

Summarized financial information for all of the Company’s equity method investments, including those shown separately later in this Note C, is as follows:

	(Combined 100%)
	January 31,
	2009	2008
	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$3,967,896	$2,989,525
Projects under development	931,411	1,271,998
Land held for development or sale	278,438	265,943

Total Real Estate	5,177,745	4,527,466

Less accumulated depreciation	(680,013)	(606,961)

Real Estate, net	4,497,732	3,920,505

Restricted cash - military housing bond funds	795,616	1,264,941
Other restricted cash	207,507	339,200
Other assets	375,465	409,973

Total Assets	$5,876,320	$5,934,619

Mortgage debt, nonrecourse	$4,571,375	$4,486,786
Other liabilities	816,748	705,962
Members’ and partners’ equity	488,197	741,871

Total Liabilities and Members’/Partners’ Equity	$5,876,320	$5,934,619

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)

	(Combined 100%)
	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Operations:
Revenues	$959,068	$888,139	$775,342
Operating expenses	(686,596)	(587,895)	(530,821)
Interest expense including early extinguishment of debt	(233,240)	(213,891)	(143,072)
Impairment of unconsolidated entities(1)	(74,566)	(25,726)	(900)
Depreciation and amortization	(155,711)	(133,646)	(108,977)
Interest and other income	49,579	62,061	23,913

Earnings (loss) from continuing operations	(141,466)	(10,958)	15,485

Discontinued operations:
Gain on disposition of unconsolidated entities(2)	3,470	31,148	15,325
Earnings (loss) from discontinued operations	(21)	1,956	1,076

Discontinued operations subtotal	3,449	33,104	16,401

Net earnings (loss) (pre-tax)	$(138,017)	$22,146	$31,886

Company’s portion of net earnings (loss) (pre-tax)	$(35,585)	$9,073	$48,542

(1)
Includes $66,873, $22,526 and $0 of impairment charges recorded during the years ended January 31, 2009, 2008 and 2007, in accordance with SFAS No. 144 by Navy Midwest, Mercury and the three Speciality Retail Centers. The remaining amounts represent other-than-temporary impairment charges recorded by the Company to reduce its investment in unconsolidated entities to the estimated fair values in accordance with APB 18. The following table shows the detail of the impairment of unconsolidated entities:

		Years Ended January 31,
		2009	2008	2007
		(in thousands)

Navy Midwest (Military Housing Project) (a)	(Chicago, Illinois)	$30,000	$-	$-
Mercury (Condominium)	(Los Angeles, California)	28,910	22,526	-
Pittsburgh Peripheral (Land Project)	(Pittsburgh, Pennsylvania)	3,937	-	900
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	1,107	-	-
Specialty Retail Centers
El Centro Mall	(El Centro, California)	4,737	-	-
Coachella Plaza	(Coachella, California)	1,870	-	-
Southgate Mall	(Yuma, Arizona)	1,356	-	-
Mixed-Use Land Development
Palmer	(Manatee County, Florida)	1,214	-	-
Cargor VI	(Manatee County, Florida)	892	-	-
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	365	300	-
Smith Family Homes	(Tampa, Florida)	-	2,050	-
Gladden Forest	(Marana, Arizona)	-	850	-
Other		178	-	-

Total impairment of unconsolidated entities		$74,566	$25,726	$900

Company’s portion of impairment of unconsolidated entities		$21,285	$11,469	$400

(a) Amount relates to impairment of land located in Puerto Rico held by Navy Midwest.
(2)	The following table shows the detail of the gains on the disposition of unconsolidated entities:

		Years Ended January 31,
		2009	2008	2007
			(in thousands)

One International Place (Office Building)	(Cleveland, Ohio)	$3,070	$-	$-
Emery Richmond (Office Building)	(Warrensville Heights, Ohio)	400	-	-
University Park at MIT Hotel	(Cambridge, Massachusetts)	-	26,936	-
White Acres (Apartments)	(Richmond Heights, Ohio)	-	4,212	-
Midtown Plaza (Specialty Retail Center)	(Parma, Ohio)	-	-	15,325

Total gain on disposition of unconsolidated entities		$3,470	$31,148	$15,325

Company’s portion of gain on disposition of unconsolidated entities		$1,081	$14,392	$7,662

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)
For the years ended January 31, 2009 and 2008, Nets Sports and Entertainment, LLC (“NSE”), an equity method investment which owns The Nets and certain real estate in Brooklyn, New York for the proposed sports and entertainment arena, was deemed a significant subsidiary. Summarized financial information for NSE is as follows:

	January 31,
	2009	2008
	(in thousands)

Balance Sheet:
Projects under development	$175,278	$120,046
Cash and equivalents	5,452	9,209
Restricted cash	464	464
Franchise and other assets, net	218,414	250,612

Total Assets	$399,608	$380,331

Loans payable, nonrecourse	$226,461	$223,961
Payable to affiliates	123,640	112,921
Other liabilities	95,305	42,604
Members’ (deficit) equity	(45,798)	845

Total Liabilities and Members’ (Deficit) Equity	$399,608	$380,331

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Operations:
Revenues	$92,373	$100,735	$104,783
Operating expenses	(120,164)	(123,355)	(119,484)
Interest expense, net	(11,972)	(13,962)	(16,402)
Depreciation and amortization	(38,006)	(41,180)	(41,607)

Net loss (pre-tax)	$(77,769)	$(77,762)	$(72,710)

Company’s portion of net loss (pre-tax)	$(42,236)	$(19,697)	$(12,215)

Cash Flows:
Net cash flows used in operating activities	$(28,592)	$(35,069)	$(36,841)
Net cash flows used in investing activities	(20,635)	(44,139)	(42,012)
Net cash flows provided by financing activities	45,470	85,574	79,585

Net (decrease) increase in cash and equivalents	$(3,757)	$6,366	$732

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
C. Investments in and Advances to Affiliates (continued)
Combined summarized financial information for the Company’s real estate equity method investments that were considered significant subsidiaries as of January 31, 2008 is as follows:

	January 31,
	2009	2008
	(in thousands)

Balance Sheet:
Real Estate
Completed rental properties	$979,135	$964,724
Projects under development	39,005	126,807
Land held for development or sale	21,169	68,841

Total Real Estate	1,039,309	1,160,372

Less accumulated depreciation	(171,170)	(150,805)

Real Estate, net	868,139	1,009,567

Restricted cash	12,917	16,658
Other assets	38,896	37,319

Total Assets	$919,952	$1,063,544

Mortgage debt, nonrecourse	$973,348	$1,043,825
Other liabilities	44,840	42,106
Members’ and partners’ equity	(98,236)	(22,387)

Total Liabilities and Members’/Partners’ Equity	$919,952	$1,063,544

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Operations:
Revenues	$224,770	$331,167	$211,939
Operating expenses	(129,650)	(223,499)	(151,967)
Interest expense including early extinguishment of debt	(52,241)	(57,041)	(24,614)
Impairment of unconsolidated entities(1)	(28,910)	(22,526)	-
Depreciation and amortization	(23,547)	(24,264)	(15,833)
Interest and other income	699	942	865

Earnings (loss) from continuing operations	(8,879)	4,779	20,390

Discontinued Operations:
Gain on disposition of unconsolidated entities(2)	-	4,212	-
Earnings (loss) from discontinued operations	-	584	(258)

Discontinued operations subtotal	-	4,796	(258)

Net earnings (loss) (pre-tax)	$(8,879)	$9,575	$20,132

Company’s portion of net earnings (loss) (pre-tax)	$(2,652)	$4,194	$10,899

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

	January 31,
	2009	2008
	(in thousands)

Lease procurement costs, net(1)	$338,385	$314,572
Prepaid expenses	315,307	243,541
Intangible assets, net(1)	155,800	162,666
Mortgage procurement costs, net	96,767	77,074
Other deferred costs, net	30,643	32,145

Other Assets	$936,902	$829,998

(1)
Included as a component of intangible assets, net and as a component of lease procurement costs, net is a total of $99,710 and $109,054 at January 31, 2009 and 2008, respectively, (net of total accumulated amortization of $16,703 and $9,675 at January 31, 2009 and 2008, respectively) that were recorded in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the FCRC Portfolio (see Note T – Class A Common Units). The intangible assets consist of below market ground rents, lease-in-place values and tenant relationships and the lease procurement costs consist of leasing commissions. During the years ended January 31, 2009, 2008 and 2007, the Company recorded $8,043, $7,368 and $2,034, respectively, of amortization expense related to these assets. The below market ground rents are being amortized over approximately 15 to 94 years, which represents the remaining lease term. The lease-in-place values and leasing commission’s costs are being amortized over approximately 1 month to 28 years, which represents the remaining lease term. The tenant relationships are being amortized over approximately 5 to 33 years, which represents the expected life of the tenant relationship. The estimated aggregate amortization expense related primarily to intangible assets is $12,670, $9,817, $7,364, $7,929 and $6,296 for the years ended January 31, 2010, 2011, 2012, 2013 and 2014, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E. Mortgage Debt, Nonrecourse
Nonrecourse mortgage debt, which is collateralized solely by completed rental properties, projects under development and undeveloped land, was as follows:

January 31, 2009						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$4,080,906	$30,677		$3,162	$4,114,745	6.04%
Variable (1)
Taxable	1,402,537	633,866		39,617	2,076,020	4.32%
Tax-Exempt	602,875	236,750		48,000	887,625	1.76%

	$6,086,318	$901,293	(2)	$90,779	$7,078,390	5.00%

Total commitment from lenders		$2,172,224		$98,209

January 31, 2008					Total
	Operating	Development	Land		Weighted
	Properties	Projects	Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$3,926,960	$2,532	$2,214	$3,931,706	6.08%
Variable
Taxable	1,186,023	483,752	35,316	1,705,091	6.52%
Tax-Exempt	591,838	65,975	44,000	701,813	3.11%

	$5,704,821	$552,259	$81,530	$6,338,610	5.87%

Total commitment from lenders		$1,283,538	$149,020

(1)	Taxable variable-rate debt of $2,076,020 and tax-exempt variable-rate debt of $887,625 as of January 31, 2009 is protected with swaps and caps described below.

(2)
$50,455 of proceeds from outstanding debt described above is recorded as restricted cash in our Consolidated Balance Sheets. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

The Company generally borrows funds for development and construction projects with maturities of two to five years utilizing variable-rate financing. Upon opening and achieving stabilized operations, the Company generally pursues long-term fixed-rate financing.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E. Mortgage Debt, Nonrecourse (continued)
To mitigate short-term variable-interest rate risk, the Company has purchased interest rate hedges for its mortgage debt portfolio as follows:
Taxable (Priced off of London Interbank Offered Rate (“LIBOR”) Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

02/01/09-02/01/10 (2)	$1,375,722	5.05%	$1,093,432	4.88%
02/01/10-02/01/11	426,116	5.74	1,032,081	4.28
02/01/11-02/01/12	-	-	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swaps discussed below.

(2)
These LIBOR-based hedges as of February 1, 2009 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2010.

Tax-Exempt (Priced off of Securities Industry and Financial Markets Association (“SIFMA”) Index)

	Caps		Swaps
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

02/01/09-02/01/10	$232,025	5.98%	$57,000	3.21%
02/01/10-02/01/11	175,025	5.84	57,000	3.21
02/01/11-02/01/12	41,115	6.00	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. The Company entered into various forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it is the Company’s intention to simultaneously terminate the forward swap associated with that financing. The table below lists the forward swaps outstanding as of January 31, 2009:
Forward Swaps

	Fully Consolidated		Unconsolidated
	Properties(1)		Property(2)
Expirations for Years Ending	Notional		Notional
January 31,	Amount	Rate	Amount	Rate
(dollars in thousands)

2010	$91,625	5.72%	$120,000	5.93%
Thereafter	$-	-	$-	-
(1)
As these forward swaps have been designated and qualify as cash flow hedges under SFAS No. 133, the Company’s portion of unrealized gains and losses on the effective portion of the hedges has been recorded in accumulated OCI. To the extent effective, amounts recorded in accumulated OCI will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

(2)
This forward swap does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. Therefore, the change in the fair value of this swap must be marked to market through earnings on a quarterly basis. For the years ended January 31, 2009, 2008 and 2007, the Company recorded $14,564, $7,184 and $3,509, respectively, of interest expense related to this forward swap in the Consolidated Statements of Operations. During the year ended January 31, 2009, the Company purchased an interest rate floor in order to mitigate the interest rate risk on the forward swap should rates fall below a certain level.

Additionally, the Company recorded $5,877,000 of interest expense for the year ended January 31, 2007 related to forward swaps that did not qualify for hedge accounting and were terminated prior to January 31, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
E. Mortgage Debt, Nonrecourse (continued)
As of January 31, 2009, the composition of mortgage debt maturities including scheduled amortization and balloon payments is as follows:
Mortgage Debt Nonrecourse Table

		Scheduled
Fiscal Years Ending January 31,	Total Maturities	Amortization	Balloons
	(in thousands)

2010	$882,716	$70,930	$811,786
2011	$666,869	$73,002	$593,867
2012	$590,003	$72,225	$517,778
2013	$581,049	$56,723	$524,325
2014	$829,233	$46,318	$782,916
Subsequent to January 31, 2009, the Company addressed approximately $182,689,000 of maturities due during fiscal year ending January 31, 2010, through closed nonrecourse mortgage financing transactions and another $69,213,000 through signed lender commitments and/or automatic extensions. The Company also has extension options available on $416,128,000 of the mortgage debt maturing during the year ended January 31, 2010, all of which require some hurdle or milestone as defined in the specific agreement in order to qualify for the extension. The Company cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions.
The Company is in current negotiations with the respective lenders to refinance or extend all nonrecourse mortgage debt which matures in 2009 not already addressed through closed loans or signed commitments. In the unlikely event that an agreement is not reached with a lender, the encumbered assets could be turned over to the lender in lieu of satisfying the maturing balloon payment. Management believes it is doubtful that a material number of assets would be turned over to the lenders and the impact of this unlikely event would not have a material effect on the financial condition or operations of the Company.
The following table summarizes interest incurred and paid on mortgage debt, nonrecourse.

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Interest incurred	$397,901	$348,310	$311,809
Interest incurred from discontinued operations	$2,612	$7,561	$22,474
Interest paid	$383,584	$334,164	$337,518
F. Notes Payable
Notes payable are primarily nonrecourse to the Company and relate to various financing arrangements for our partnerships. The weighted average interest rates at January 31, 2009 and 2008 are 5.50% and 5.31%, respectively. These notes payable mature at various dates ranging from 2009 to 2029. The estimated payments for the next five years approximate: $14,782,000 in 2009 (substantially all of which relates to the financing of the Company’s annual insurance programs), $1,287,000 in 2010, $1,355,000 in 2011, $52,631,000 in 2012 and $55,178,000 in 2013.
The Company’s notes payable are comprised of the following at January 31, 2009 and 2008:

	January 31,
	2009	2008
	(in thousands)

Note payable secured by Military Housing fee income (nonrecourse, maturing in 2012)	$50,000	$50,000
Mezzanine financings related to two Residential Group properties under construction in New York (subordinated and nonrecourse, maturing in 2013)	45,000	-
Other	86,919	93,874

Total Notes Payable	$181,919	$143,874

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
F. Notes Payable (continued)
The following table summarizes interest incurred and paid on notes payable:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Interest incurred	$9,417	$5,013	$4,224
Interest incurred from discontinued operations	$-	$-	$957
Interest paid	$8,940	$5,330	$3,928
G. Bank Revolving Credit Facility
At January 31, 2009 and 2008, the Company’s bank revolving credit facility, as amended on January 30, 2009 (the “Amended Facility”), provides for maximum borrowings of $750,000,000 and matures in March 2010. The Amended Facility increased the spread on the LIBOR-based rate option to 2.50% and on the prime-based rate option to 1.50%. The Company has historically elected the LIBOR-based rate option. In addition, the Amended Facility further restricts the Company’s ability to purchase, acquire, redeem or retire any of its capital stock, and prohibits the Company from paying any dividends on its capital stock through the maturity date. The Amended Facility allows certain actions by the Company or its subsidiaries, such as default in paying debt service or allowing foreclosure on an encumbered real estate asset only to the extent such actions do not have a material adverse effect, as defined in the agreement, on the Company. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, and specified levels of net worth (as defined in the credit facility). At January 31, 2009, the Company was in compliance with all of these financial covenants.
The Company is currently in negotiations with its lenders to extend the revolving credit facility. While the ultimate outcome of the extension is unknown, the Company anticipates an extension will result in a reduced commitment from the lenders, increased borrowing costs and modifications to the financial covenants. In the event an extension is not to a level to support the Company’s operating cash flows, the Company would institute a plan to raise capital through the sale of assets, admitting other joint venture equity partners into some of the Company’s properties, curtailing all capital expenditures and/or raising funds in a public or private equity offering.
The available credit on the bank revolving credit facility and its related terms at January 31, 2009 and 2008 were as follows:

	January 31,
	2009	2008
	(in thousands)

Maximum borrowings	$750,000	$750,000
Less outstanding balances:
Borrowings	365,500	39,000
Letters of credit	65,949	71,802
Surety bonds	-	-

Available credit	$318,551	$639,198

Related Terms:
Weighted average interest rate	2.98%	4.89%
LIBOR rate option	2.50% + LIBOR	1.45% + LIBOR
Prime rate option	1.50% + prime rate	0.50% + prime rate
Interest incurred and paid on the bank revolving credit facility was as follows:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Interest incurred	$8,211	$9,449	$6,676
Interest paid	$7,422	$10,292	$7,867

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at January 31, 2009 and 2008:

	January 31,
	2009	2008
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$272,500	$287,500

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	822,500	837,500

Subordinated Debt:
Redevelopment Bonds due 2010	18,910	20,400
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	47,910	49,400

Total Senior and Subordinated Debt	$870,410	$886,900

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
During the year ended January 31, 2009, the Company purchased, on the open market, $15,000,000, in principal, of its puttable equity-linked senior notes for $10,571,000 in cash, resulting in a gain, net of associated deferred financing costs, of $4,181,000, which is recorded as early extinguishment of debt in the Consolidated Statements of Operations.
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, the holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At January 31, 2009, none of the aforementioned circumstances have been met.
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
The TRS, accounted for as a derivative, is required to be marked to fair value at the end of each reporting period. As stated in the “Accounting for Derivative Instruments and Hedging Activities” section of Note A, any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings. At January 31, 2009, the fair value of the TRS was $(1,490,000), recorded in accounts payable and accrued expenses; therefore, the fair value of the bonds was reduced by the same amount to $18,910,000 (refer to Note J – Fair Value Measurements).
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
H. Senior and Subordinated Debt (continued)
The following table summarizes interest incurred and paid on senior and subordinated debt.

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Interest incurred	$51,935	$52,105	$44,896
Interest paid	$52,095	$52,250	$41,683
Consolidated Interest Expense
The following table summarizes interest incurred, capitalized and paid on all forms of indebtedness (included in Notes E, F, G and H).

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Interest incurred	$467,464	$414,877	$367,605
Interest capitalized	$(99,582)	$(89,372)	$(86,775)

Net interest expense	$367,882	$325,505	$280,830

Interest incurred from discontinued operations	$2,612	$7,561	$23,431

Cash paid for interest (net of amount capitalized)	$352,459	$312,664	$304,221

I. Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. The Company recorded $652,000, $722,000 and $1,031,000 of interest income related to this arrangement in the Consolidated Statements of Operations for the years ended January 31, 2009, 2008 and 2007, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The agreement is scheduled to expire on July 1, 2009. The maximum potential amount of payments Stapleton Land II, LLC could be required to make under the agreement is the par value of the Senior Subordinate Bonds. The Company does not have any rights or obligations to acquire the Senior Subordinate Bonds under this agreement. At January 31, 2009, the fair value of this agreement, which is deemed to be a derivative financial instrument, was immaterial. Subsequent changes in fair value, if any, will be marked to market through earnings.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 ($44,000,000 at January 31, 2008) of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and were acquired by Stapleton Land, LLC

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
I. Financing Arrangements (continued)
under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a TRS with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays SIFMA plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. During the year ended January 31, 2009, a consolidated subsidiary of the Company purchased $10,000,000 of the Converted Bonds from one of the investment banks. As a result, on September 12, 2008, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheet. The Converted Bonds are available for sale. The fair value of the Converted Bonds was $58,000,000 and $44,000,000, respectively, at January 31, 2009 and January 31, 2008. In connection with the Senior Subordinate Bonds agreement described above and the TRS contracts related to $48,000,000 of the Converted Bonds, Stapleton Land II, LLC has provided certain notes receivable owned by the Company as collateral aggregating $18,000,000 as of January 31, 2009. The Company recorded net interest income of $3,205,000, $1,451,000 and $268,000 related to the TRS in the Consolidated Statements of Operations for the years ended January 31, 2009, 2008 and 2007, respectively.
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
The Company has concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN No. 46(R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The Fee has been accounted for as a derivative with changes in fair value recorded through earnings (see Note J – Fair Value Measurements). During the year ended January 31, 2009 Lehman, the third party obligated to pay the Fee to the Company, filed for bankruptcy. As a result, the Company reassessed the collectibility of the Fee during the third quarter of 2008 and decreased the fair value of the Fee to $-0-, resulting in an increase to operating expenses in the Consolidated Statements of Operations of $13,816,000 for the year ended January 31, 2009. The fair value of the Fee of $23,108,000 at January 31, 2008 is recorded in other assets in the Consolidated Balance Sheets. The Company recorded interest income of $4,546,000, $8,018,000 and $7,847,000, related to the change in fair value of the Fee in the Consolidated Statements of Operations for the year ended January 31, 2009, 2008 and 2007, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $15,834,000 of this commitment as of January 31, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
J. Fair Value Measurements
The Company adopted SFAS No. 157 on February 1, 2008 for its financial assets and liabilities. The Company determined the financial assets and liabilities subject to SFAS No. 157 were interest rate caps, floors and swaptions, interest rate swap agreements (including forward swaps), TRS, borrowings subject to TRS and the DURA Fee (refer to the “Accounting for Derivative Instruments and Hedging Activities” section of Note A).
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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments, which includes the interest rate caps, floors and swaptions and interest rate swap agreements (including forward swaps), based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of January 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments positions and has determined that the credit valuation adjustments are significant to the overall valuation of two interest rate swaps, and are not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that two interest rate swaps valuations are classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures, such as the financial performance of the underlying collateral, interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At January 31, 2009, TRS borrowings subject to fair value adjustments are approximately $536,480,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy. To determine the fair value of the DURA Fee, the Company uses observable and unobservable measures such as the underlying tax revenue to support future bonding capacity of the DURA, credit spreads, movements in variable interest rates, the period remaining before the remarketing date and management’s estimates of the likelihood of remarketing the underlying bonds. Additionally, the Company compares its estimate of fair value to an independent calculation by the counterparty. The Company has determined its fair value estimate of the DURA Fee is classified in Level 3 of the fair value

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
J. Fair Value Measurements (continued)
hierarchy. During the year ended January 31, 2009, Lehman, the third party obligated to pay the Fee to the Company, filed for bankruptcy. As a result, the Company has reassessed the collectibility of the Fee and has decreased the fair value of the Fee to $-0- at January 31, 2009.
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consist of interest rate caps and floors, interest rate swap agreements with a positive fair value, TRS with a positive fair value and the DURA Fee and are included in other assets. The Company’s financial liabilities consist of interest rate swap agreements with a negative fair value (which includes the forward swaps) and TRS with a negative fair value included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt, nonrecourse. The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of January 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at January 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)

Interest rate caps and floors	$-	$2,419	$-	$2,419
Interest rate swap agreements (positive fair value)	-	2,663	-	2,663
TRS (positive fair value)	-	-	4,701	4,701
Interest rate swap agreements (negative fair value)	-	(61,365)	(113,109)	(174,474)
TRS (negative fair value)	-	-	(72,574)	(72,574)
Fair value adjustment to the borrowings subject to TRS	-	-	59,340	59,340

Total	$-	$(56,283)	$(121,642)	$(177,925)

The table below presents a reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended January 31, 2009.

	Fair Value Measurements
	Year Ended January 31, 2009
			Fair value
			adjustment
	Interest Rate	Net	to the borrowings	Total TRS	DURA
	Swaps	TRS	subject to TRS	Related	Fee
	(in thousands)

Balance, February 1, 2008	$-	$(2,866)	$(934)	$(3,800)	$23,108
Transfers in	(74,781)	$-	$-	$-	$-
Total realized and unrealized gains (losses):
Included in earnings	-	(65,007)	60,274	(4,733)	(9,270	) (1)
Included in other comprehensive income	(38,328)	-	-	-	-
Purchases, issuances and settlements	-	-	-	-	(13,838)

Balance, January 31, 2009	$(113,109)	$(67,873)	$59,340	$(8,533)	$-

(1)
Includes $4,546 of income earned during the year ended January 31, 2009, net of $13,816 reduction in fair value of the Fee recorded during the year ended January 31, 2009 as an increase in operating expenses.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K. Income Taxes
The income tax provision related to continuing operations consists of the following:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Current
Federal	$(27,264)	$(13,332)	$(9,967)
State	(275)	2,679	(367)

	(27,539)	(10,653)	(10,334)

Deferred
Federal	(12,534)	7,543	38,550
State	10,919	6,112	7,114

	(1,615)	13,655	45,664

Total provision	$(29,154)	$3,002	$35,330

The effective tax rate for income taxes from continuing operations varies from the federal statutory rate of 35% due to the following items:

	Years Ended January 31,
	2009	2008	2007
	(dollars in thousands)

Earnings (loss) from continuing operations, before income taxes	$(151,166)	$(10,291)	$67,027

Income taxes computed at the statutory rate	$(52,908)	$(3,602)	$23,459
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(2,829)	3,202	4,506
Cumulative effect of change in state tax rate, net of federal benefit	7,930	-	-
State net operating loss, net of federal benefit	(3,596)	3,335	896
General Business Credits	(1,233)	(959)	(1,125)
Valuation allowance	20,741	(3,500)	3,100
Charitable contributions	3,002	2,019	2,007
Permanent adjustments	909	2,743	2,029
Other items	(1,170)	(236)	458

Total provision	$(29,154)	$3,002	$35,330

Effective tax rate	19.29%	(29.17)%	52.71%

The components of the deferred tax provision for continuing operations are as follows:
Excess of tax over financial statement depreciation and amortization	$4,847	$(499)	$17,630
Costs on land and rental properties under development expensed for tax purposes	6,600	8,809	15,722
Revenues and expenses recognized in different periods for tax and financial statement purposes	(19,202)	8,853	381
Difference between tax and financial statements related to unconsolidated entities	(4,114)	(6,274)	(13,695)
Impairment of real estate	(441)	(1,152)	(813)
Deferred state taxes, net of federal benefit	(6,706)	5,290	10,054
Utilization of (addition to) tax loss carryforward excluding effect of stock options	(11,695)	11,344	15,182
Cumulative effect of change in state tax rate, net of federal benefit	7,930	-	-
Valuation allowance	20,741	(3,500)	3,100
General Business Credits	(1,233)	(959)	(1,125)
Alternative Minimum Tax credits	1,658	(8,257)	(772)

Deferred provision	$(1,615)	$13,655	$45,664

See Note R for disclosure of income taxes for discontinued operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
K. Income Taxes (continued)
The components of the deferred income tax liability are as follows.

	At January 31,
	Temporary Differences		Deferred Tax
	2009	2008	2009	2008
	(in thousands)
Depreciation	$456,405	$424,209	$179,139	$163,914
Capitalized costs	1,112,618	917,121	436,703	354,376
Tax loss carryforward	(55,152)	(5,128)	(19,303)	(1,795)
State loss carryforward, net of federal benefit	-	-	(18,792)	(14,442)
Valuation allowance	-	-	48,155	27,414
Federal tax credits and other carryforwards	-	-	(58,049)	(61,109)
Other comprehensive income (loss)	(175,800)	(118,410)	(69,002)	(45,753)
Basis in unconsolidated entities	150,455	128,203	59,054	49,538
Other	(302,213)	13,187	(118,623)	5,095

Total	$1,186,313	$1,359,182	$439,282	$477,238

Income taxes paid (refunded) were $4,698,000, $5,428,000 and $(1,429,000) for the years ended January 31, 2009, 2008 and 2007, respectively. At January 31, 2009, the Company had a federal net operating loss carryforward of $113,458,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2029, a charitable contribution deduction carryforward of $42,705,000 that will expire in the years ending January 31, 2010 through January 31, 2014, General Business Credit carryovers of $15,099,000 that will expire in the years ending January 31, 2010 through January 31, 2029, and an alternative minimum tax (“AMT”) credit carryforward of $28,501,000 that is available until used to reduce Federal tax to the AMT amount.
The Company’s policy is to consider a variety of tax-deferral strategies, including tax-deferred exchanges, when evaluating its future tax position. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions. The Company has increased its valuation allowance against its general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities, because management believes at this time it is more likely than not that the Company will not realize these benefits.
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) adjustments to the net operating loss. The January 31, 2009 tax return will include a stock-based compensation deduction of $200,000, none of which will decrease taxable income on the current year tax provision since the Company is in a net taxable loss position before the stock option deduction. As a result, the Company did not record an adjustment to additional paid-in-capital, nor did it record a reduction in its current taxes payable due to stock-based compensation deductions. The Company has not recorded a net deferred tax asset of approximately $17,096,000 from excess stock-based compensation deductions for which a benefit has not yet been recognized.

	At January 31,
	2009	2008
	(in thousands)

Deferred tax liabilities	$1,398,314	$1,269,669

Deferred tax assets	1,007,187	819,845
Less: valuation allowance (1)	(48,155)	(27,414)

	959,032	792,431

Net deferred tax liability	$439,282	$477,238

(1)	The valuation allowance is related to state NOL’s, general business credits and charitable contributions.

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
The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. At January 31, 2009, the Company had approximately $463,000 of accrued interest recorded related to uncertain income tax positions, as compared to $840,000 of accrued interest and penalties recorded as of January 31, 2008. During the year ended January 31, 2009, $377,000 of tax benefit was recorded relating to interest and penalties. During the year ended January 31, 2008, $137,000 of tax expense was recorded relating to interest and penalties. During the year ended January 31, 2009, the Company settled an Internal Revenue Service audit of one of its partnership investments, which resulted in a decrease in the Company’s unrecognized tax benefits in the amount of $845,000, and the associated accrued interest and penalties in the amount of $447,000.
The Company files a consolidated United States federal income tax return. Where applicable, the Company files combined income tax returns in various states and it files individual separate income tax returns in other states. The Company’s federal consolidated income tax returns for the year ended January 31, 2005 and subsequent years are subject to examination by the Internal Revenue Service. Certain of the Company’s state returns for the years ended January 31, 2003 and January 31, 2004 and all state returns for the year ended January 31, 2005 and subsequent years are subject to examination by various taxing authorities.
A reconciliation of the total amounts of the Company’s unrecognized tax benefits, exclusive of interest and penalties, as of January 31, 2009 and 2008, is depicted in the following table:

	Unrecognized Tax Benefits
	January 31,
	2009	2008
	(in thousands)

Balance, beginning of year	$2,556	$4,892

Gross increases for tax positions of prior years	224	946
Gross decreases for tax positions of prior years	(71)	(1,685)
Gross increases for tax positions of current year	-	79
Settlements	(845)	(411)
Lapse of statutes of limitation	(383)	(1,265)

Balance, end of year	$1,481	$2,556

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $145,000 as of January 31, 2009 and $336,000 as of January 31, 2008. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at January 31, 2009. Included in the $1,481,000 of unrecognized benefits as of January 31, 2009, is $1,461,000 which, due to the reasons above, could significantly decrease during the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L. Segment Information
The Company operates through three strategic business units and five reportable segments, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The three strategic units/reportable segments are the Commercial Group, Residential Group and Land Development Group (“Real Estate Groups”). The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The remaining two reportable segments are The Nets, a franchise of the NBA in which the Company accounts for its investment on the equity method of accounting, and Corporate Activities. The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands.

		January 31,		Years Ended January 31,
		2009	2008	2009	2008	2007
		Identifiable Assets		Capital Expenditures

Commercial Group		$8,246,850	$7,345,283	$736,445	$879,487	$834,638
Residential Group		2,595,660	2,322,971	341,665	355,524	136,133
Land Development Group		431,326	402,452	7	2,814	8,365
The Nets(1)		(3,302)	14,454	-	-	-
Corporate Activities		152,383	166,437	610	1,968	511

		$11,422,917	$10,251,597	$1,078,727	$1,239,793	$979,647

	Years Ended January 31,			Years Ended January 31,

	2009	2008	2007	2009	2008	2007

	Revenues from Real Estate Operations			Operating Expenses

Commercial Group	$933,876	$851,496	$753,148	$490,833	$436,432	$401,027
Commercial Group Land Sales	36,777	76,940	58,167	17,062	54,888	27,106
Residential Group	285,889	265,777	188,094	177,396	183,078	127,364
Land Development Group	33,848	92,257	117,230	52,878	67,687	75,107
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	44,097	41,635	41,607

	$1,290,390	$1,286,470	$1,116,639	$782,266	$783,720	$672,211

	Depreciation and Amortization Expense			Interest Expense

Commercial Group	$203,181	$172,740	$128,953	$261,989	$214,785	$178,200
Residential Group	62,039	54,691	43,984	41,103	46,525	45,669
Land Development Group	1,310	667	284	234	413	8,875
The Nets	-	-	-	-	-	-
Corporate Activities	3,030	2,539	1,465	64,556	63,782	48,086

	$269,560	$230,637	$174,686	$367,882	$325,505	$280,830

	Interest and Other Income			Net Earnings (Loss)

Commercial Group	$8,744	$27,607	$8,019	$(21,897)	$33,898	$147,234
Residential Group	19,710	29,709	33,315	19,918	69,311	45,489
Land Development Group	12,612	13,708	18,179	10,554	17,076	51,534
The Nets	-	-	-	(29,967)	(12,047)	(10,342)
Corporate Activities	1,415	2,258	1,876	(90,808)	(55,813)	(56,664)

	$42,481	$73,282	$61,389	$(112,200)	$52,425	$177,251

(1)	The identifiable assets of ($3,302) represents losses in excess of the Company’s investment basis in The Nets at January 31, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L. Segment Information (continued)
The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, amortization of mortgage procurement costs and deferred income taxes; iv) preferred payment which is classified as minority interest expense in the Company’s Consolidated Statements of Operations; v) impairment of real estate (net of tax); vi) extraordinary items (net of tax); and vii) cumulative effect of change in accounting principle (net of tax).
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
(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
L. Segment Information (continued)
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development
Year Ended January 31, 2009	Group	Group	Group	The Nets	Corporate	Total

EBDT.	$221,576	$120,402	$2,277	$(29,967)	$(95,351)	$218,937
Depreciation and amortization – Real Estate Groups	(210,829)	(77,226)	(727)	-	-	(288,782)
Amortization of mortgage procurement costs – Real Estate Groups	(10,055)	(2,858)	(573)	-	-	(13,486)
Deferred taxes – Real Estate Groups	(14,673)	(18,070)	11,206	-	3,771	(17,766)
Straight-line rent adjustment	356	5	(3)	-	-	358
Preference payment (2)	(3,329)	-	-	-	-	(3,329)
Preferred return on disposition, net of tax	-	(576)	-	-	-	(576)
Gain on disposition of rental properties and other investments, net of tax	-	-	-	-	92	92
Impairment of real estate, net of tax	-	(774)	-	-	-	(774)
Gain on disposition of unconsolidated entities, net of tax	663	-	-	-	-	663
Impairment of unconsolidated entities, net of tax	(5,606)	(5,795)	(1,626)	-	-	(13,027)
Discontinued operations, net of tax: (1)
Depreciation and amortization - Real Estate Groups	-	(1,986)	-	-	-	(1,986)
Amortization of mortgage procurement costs - Real Estate Groups	-	(302)	-	-	-	(302)
Deferred taxes - Real Estate Groups	-	(1,061)	-	-	-	(1,061)
Gain on disposition of rental properties	-	8,159	-	-	-	8,159
Deferred gain on disposition of Lumber Group	-	-	-	-	680	680

Net earnings (loss)	$(21,897)	$19,918	$10,554	$(29,967)	$(90,808)	$(112,200)

Year Ended January 31, 2008

EBDT	$217,201	$97,766	$28,094	$(12,047)	$(65,296)	$265,718
Depreciation and amortization – Real Estate Groups	(177,992)	(69,311)	(246)	-	-	(247,549)
Amortization of mortgage procurement costs – Real Estate Groups	(9,238)	(2,935)	(646)	-	-	(12,819)
Deferred taxes – Real Estate Groups	(21,435)	(3,420)	(8,103)	-	8,471	(24,487)
Straight-line rent adjustment	21,529	(4,975)	(3)	-	-	16,551
Preference payment (2)	(3,707)	-	-	-	-	(3,707)
Preferred return on disposition, net of tax	-	(3,089)	-	-	-	(3,089)
Gain on disposition of rental properties and other investments, net of tax	-	-	-	-	370	370
Impairment of real estate, net of tax and minority interest	-	-	(2,020)	-	-	(2,020)
Gain on disposition of unconsolidated entities, net of tax	7,540	1,292	-	-	-	8,832
Impairment of unconsolidated entities, net of tax	-	(5,074)	-	-	-	(5,074)
Discontinued operations, net of tax and minority interest: (1)						-
Depreciation and amortization - Real Estate Groups	-	(3,402)	-	-	-	(3,402)
Amortization of mortgage procurement costs - Real Estate Groups	-	(307)	-	-	-	(307)
Deferred taxes - Real Estate Groups	-	(1,838)	-	-	-	(1,838)
Gain on disposition of rental properties	-	64,604	-	-	-	64,604
Deferred gain on disposition of Lumber Group	-	-	-	-	642	642

Net earnings (loss)	$33,898	$69,311	$17,076	$(12,047)	$(55,813)	$52,425

Year Ended January 31, 2007

EBDT	$212,236	$75,385	$62,145	$(10,342)	$(54,470)	$284,954
Depreciation and amortization – Real Estate Groups	(131,182)	(64,029)	(160)	-	-	(195,371)
Amortization of mortgage procurement costs – Real Estate Groups	(7,904)	(2,711)	-	-	-	(10,615)
Deferred taxes - Real Estate Groups	(31,796)	3,173	(10,448)	-	(2,660)	(41,731)
Straight-line rent adjustment	9,666	(12)	(3)	-	-	9,651
Preference payment (2)	(898)	-	-	-	-	(898)
Impairment of real estate, net of tax and minority interest	(1,180)	-	-	-	-	(1,180)
Gain on disposition of unconsolidated entities, net of tax	4,700	-	-	-	-	4,700
Impairment of unconsolidated entities, net of tax	(245)	-	-	-	-	(245)
Discontinued operations, net of tax and minority interest: (1)
Depreciation and amortization - Real Estate Groups	(3,497)	(7,877)	-	-	-	(11,374)
Amortization of mortgage procurement costs - Real Estate Groups	(125)	(258)	-	-	-	(383)
Deferred taxes - Real Estate Groups	(970)	(1,885)	-	-	-	(2,855)
Straight-line rent adjustment	(894)	-	-	-	-	(894)
Gain on disposition of rental properties	99,323	43,703	-	-	-	143,026
Deferred gain on disposition of Lumber Group	-	-	-	-	466	466

Net earnings (loss)	$147,234	$45,489	$51,534	$(10,342)	$(56,664)	$177,251

(1)	See the “Discontinued Operations” section of Note R for more information.
(2)	The preference payment of $3,329, $3,707 and $898 for the years ended January 31, 2009, 2008 and 2007, respectively, represents the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s minority interests in the FCRC portfolio. See Note T – Class A Common Units for more information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
M. Leases
The following tables include all lease obligations of the Company.
The Company as Lessor
The following table summarizes the minimum future rental income to be received on non-cancelable operating leases of commercial properties that generally extend for periods of more than one year.

Years Ending January 31,
(in thousands)

2010	$597,690
2011	577,559
2012	539,815
2013	487,916
2014	441,643
Later years	2,965,564

$5,610,187

Most of the commercial leases include provisions for reimbursements of other charges including real estate taxes, utilities and operating costs which is included in revenues from real estate operations in the Consolidated Statements of Operations. The following table summarizes total reimbursements.

Years Ended January 31,
(in thousands)

2009	$206,059
2008	$185,373
2007	$169,369
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
Minimum fixed rental payments under long-term leases (over one year) in effect at January 31, 2009 are as follows.

Years Ending January 31,
(in thousands)

2010	$19,700
2011	19,277
2012	16,860
2013	16,450
2014	16,790
Later years	726,040

$815,117

The following table summarizes rent expense.

Years Ended January 31,
(in thousands)

2009	$25,624
2008	$23,856
2007	$19,929

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
As of January 31, 2009, the Company has a guaranteed loan of $1,400,000 relating to the Company’s share of a bond issue made by the Village of Woodridge, relating to a Land Development Group project in suburban Chicago, Illinois. This guarantee was entered into prior to January 31, 2003; therefore, it has not been recorded in the Company’s consolidated financial statements at January 31, 2009, pursuant to the provisions of FIN No. 45. This bond issue guarantee terminates April 30, 2015, unless the bonds are paid sooner, and is limited to $500,000 in any one year. The Company also had outstanding letters of credit of $65,949,000 as of January 31, 2009. The maximum potential amount of future payments on the guaranteed loan and letters of credit the Company could be required to make is the total amounts noted above.
The Company has entered into certain partnerships whereby the outside investment partner is allocated certain tax credits. These partnerships typically require the Company to indemnify, on an after-tax or “grossed up” basis, the investment partner against the failure to receive or the loss of allocated tax credits and tax losses. At January 31, 2009, the maximum potential payment under these tax indemnity guarantees was approximately $92,471,000 (of which $31,285,000 has been recorded in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets). The Company believes that all necessary requirements for qualifications for such tax credits have been and will continue to be met and that the Company’s investment partners will be able to receive expense allocations associated with the properties. The Company does not expect to make any payments under these guarantees.
The Company’s mortgage loans are nonrecourse; however, in some cases, lenders carve out certain items from the nonrecourse provisions. These carve-out items enable the lenders to seek recourse if the Company or the joint venture engage in certain acts as defined in the respective agreements such as commit fraud, intentionally misapply funds, or intentionally misrepresent facts. The Company has also provided certain environmental guarantees. Under these environmental remediation guarantees, the Company must remediate any hazardous materials brought onto the property in violation of environmental laws. The maximum potential amount of future payments the Company could be required to make on the environmental guarantees is limited to the actual losses suffered or actual remediation costs incurred. A portion of these carve-outs and guarantees have been made on behalf of joint ventures and while the amount of the potential liability is currently indeterminable, the Company believes any liability would not exceed its partners’ share of the outstanding principal balance of the loans in which these carve-outs and environmental guarantees have been made. At January 31, 2009, the outstanding balance of the partners’ share of these loans was approximately $465,712,000. The Company believes the risk of payment on the carve-out guarantees is mitigated, in most cases, by the fact that the Company manages the property, and in the event the Company’s partner did violate one of the carve-out items, the Company would seek recovery from its partner for any payments the Company would make. Additionally, the Company further mitigates its exposure through environmental insurance and other types of insurance coverage.
The Company monitors its properties for the presence of hazardous or toxic substances. Other than those environmental matters identified during the acquisition of a site (which are generally remediated prior to the commencement of development), the Company is not aware of any environmental liability with respect to its operating properties that would have a material adverse effect on its financial position, cash flows or results of operations. However, there can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flow. The Company carries environmental insurance and believes that the policy terms, conditions, limits and deductibles are adequate and appropriate under the circumstances, given the relative risk of loss, the cost of such coverage and current industry practice.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
N. Commitments and Contingencies (continued)
The Company customarily guarantees lien-free completion of projects under construction. Upon completion as defined, the guarantees are released. Additionally, the Company also provides lien-free completion guarantees on the infrastructure of the land it develops and is later sold to customers or is held for master-planned communities or mixed-use projects. The Company has provided the following completion guarantees:

	Total	Percent
	Costs(1)	Completed

	(dollars in thousands)

At January 31, 2009
Openings and acquisitions	$1,304,265	78%
Under construction	2,816,153	51%
Military housing	2,441,954	58%

Total Real Estate	$6,562,372	59%

Land	$665,683	42%

(1)	Inclusive of land sales and TIF financings.
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
On August 16, 2004, the Company purchased an ownership interest in the NBA franchise known as The Nets that is reported on the equity method of accounting. Although the Company has an ownership interest of approximately 23% in The Nets, the Company recognized approximately 54%, 25% and 17% of the net loss for the years ended January 31, 2009, 2008 and 2007, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. In connection with the purchase of the franchise, the Company and certain of its partners have provided an indemnity guarantee to the NBA for any losses arising from the transaction, including the potential relocation of the team. The Company’s indemnity is limited to $100,000,000 and is effective as long as the Company owns an interest in the team. The indemnification provisions are standard provisions that are required by the NBA. The Company has insurance coverage of approximately $100,000,000 in connection with such indemnity. The Company evaluated the indemnity guarantee in accordance with FIN No. 45 and determined that the fair value of the Company’s liability for its obligations under the guarantee was not material.
Certain of the Company’s ground leases include provisions requiring it to indemnify the ground lessor against claims or damages occurring on or about the leased property during the term of the ground lease. These indemnities generally were entered into prior to January 31, 2003; therefore, they have not been recorded in the Company’s consolidated financial statements at January 31, 2009 in accordance with FIN No. 45. The maximum potential amount of future payments the Company could be required to make is limited to the actual losses suffered. The Company mitigates its exposure to loss related to these indemnities through insurance coverage.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
N. Commitments and Contingencies (continued)
The Company is party to an agreement whereby it has issued a $40,000,000 guarantee in connection with certain environmental work at a mixed-use development project in Brooklyn, New York. As stipulated in the agreement, the guarantee expires at some point in time between six and nine years after completion of the investigative work, which occurred on July 16, 2006. The Company has recorded a liability of $2,850,000 related to this agreement for the year ended January 31, 2009, which is included in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. The Company mitigates its exposure to loss related to this agreement through an environmental insurance policy.
Stapleton Land, LLC has committed to fund $24,500,000 to the Park Creek Metropolitan District to be used for certain infrastructure projects. Stapleton Land, LLC has funded $15,834,000 of this commitment as of January 31, 2009.
O. Stock-Based Compensation
This note should be read in conjunction with the “Stock-Based Compensation” section of Note A.
The Company’s 1994 Stock Plan as amended (the “Plan”) permits the award of Class A stock options, restricted shares, and other equity awards to key employees and nonemployee directors of the Company. In June 2008, the shareholders approved amendments to the Plan to allow the granting of performance shares, increase the aggregate maximum number of shares that may be issued under the Plan to 12,750,000 for all types of awards and to 2,500,000 for restricted shares/units and performance shares.
As of January 31, 2009, the total number of shares available for granting of all types of awards was 2,983,370, of which 1,668,184 may be restricted shares or performance shares. The maximum annual award to an individual is 400,000 stock options or rights, 225,000 restricted shares and 100,000 performance shares. Stock options have a maximum term of 10 years and are awarded with an exercise price at least equal to the market value of the stock on the date of grant. Class A common stock issued upon the exercise of stock options may be issued out of unissued shares or treasury stock. The Plan, which is administered by the Compensation Committee of the Board of Directors, does not allow the reduction of option prices without shareholder approval, except for the anti-dilution adjustments permitted by the Plan. The Company has not amended the terms of any previously issued equity award. All outstanding stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant, a 10-year term, and graded vesting over three to four years. All outstanding restricted shares have graded vesting over three to four years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for options granted during the respective years.

	Years Ended January 31,
	2009	2008	2007

Risk-free interest rate	3.73%	4.51%	4.89%
Expected volatility	22.97%	18.30%	20.00%
Expected dividend yield	0.54%	0.54%	0.70%
Expected term (in years)	5.50	5.50	6.60
The risk-free interest rate was based on published yields of U. S. Treasury Strips having a maturity date approximating the expected term of the options. Expected volatility was based on the historical volatility of the Company’s stock using the daily closing prices of the Company’s Class A common stock over a period of time equivalent to the expected term of the options. The expected dividend yield was based on the Company’s recent annual dividend divided by the average price of the Company’s stock during that period. Historical plan experience was used to estimate the expected term of options granted in 2008 and 2007, and the simplified method for plain vanilla options, as provided in SAB No. 107, was used to compute the expected term of the options granted in the year ended January 31, 2007.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
O. Stock-Based Compensation (continued)
The following table provides a summary of stock option activity for the year ended January 31, 2009:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Intrinsic
		Average	Term	Value
STOCK OPTIONS	Shares	Exercise Price	(in years)	(in thousands)

Outstanding at January 31, 2008	3,645,988	$40.30
Granted	430,874	$36.46
Exercised	(96,715)	$11.58
Forfeited	(42,000)	$57.27

Outstanding at January 31, 2009	3,938,147	$40.40	6.6	$-

Options exercisable (fully vested) at January 31, 2009	1,586,973	$25.91	4.8	$-

The weighted average grant-date fair value of stock options granted during 2008, 2007 and 2006 was $10.11, $17.15 and $14.32, respectively. The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $1,870,000, $25,830,000 and $30,486,000, respectively. Cash received from stock options exercised during 2008, 2007 and 2006 was $1,133,000, $8,714,000 and $9,725,000, respectively. Income tax benefit realized as a reduction of income taxes payable from stock options exercised was $4,000, $3,954,000 and $151,000 during the year ended January 31, 2009, 2008 and 2007, respectively. At January 31, 2009, there was $14,135,000 of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.15 years.
The following table provides a summary of restricted stock activity for the year ended January 31, 2009:

		Weighted Average
		Grant-Date
RESTRICTED STOCK	Shares	Fair Value

Unvested shares at January 31, 2008	339,000	$51.78
Granted	320,777	$36.51
Vested	(82,463)	$41.96
Forfeited	(570)	$36.38

Unvested shares at January 31, 2009	576,744	$44.70

Restricted stock represents a grant of Class A common stock to key employees and nonemployee directors subject to restrictions on disposition, transferability and risk of forfeiture, while having the rights to vote the shares and receive dividends. The restrictions generally lapse on the second, third and fourth anniversary of the date of grant. Grants that have graded vesting over three years lapse one-third on each anniversary of the date of grant. Restricted shares subject to the restrictions mentioned above are considered to be nonvested shares under SFAS No. 123(R) and are not reflected as issued and outstanding shares until the restrictions lapse. At that time, the shares are released to the grantee and the Company records the issuance of the shares. At January 31, 2009, 576,744 unvested shares of restricted stock were excluded from issued and outstanding shares of Class A common stock in the accompanying consolidated financial statements.
The weighted average grant-date fair value of restricted stock granted during 2008, 2007 and 2006 was $36.51, $65.32 and $46.37, respectively. The total fair value of shares that vested during 2008, 2007 and 2006 was $3,460,000, $5,639,000 and $872,000, respectively. At January 31, 2009, there was $14,755,000 of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of 2.69 years.
In connection with the vesting of restricted stock during the years ended January 31, 2009, 2008 and 2007, the Company repurchased into treasury 18,757, 78,641 and 17,970 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $663,000, $4,272,000 and $826,000, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
O. Stock-Based Compensation (continued)
Performance shares may be granted to selected executives and the vesting of the shares is contingent upon meeting management objectives established by the Compensation Committee of the Board of Directors. The management objectives may be company-wide or business unit performance goals that must be met within a performance period of at least one year. Performance shares will generally be granted at target levels and the ultimate number of shares earned will depend upon the degree performance goals are met at the end of the performance period. The fair value of performance shares are based on the closing price of the underlying stock on the date of grant and recorded as stock-based compensation cost over the performance period. If the performance goals are not met or below target, then any related recognized compensation costs will be reversed. If the performance goals are exceeded, additional compensation costs will be recorded, as applicable, up to the maximum specified in the grant.
The following table provides a summary of the performance share activity for the year ended January 31, 2009:

		Weighted Average
		Grant-Date
PERFORMANCE SHARES	Shares	Fair Value

Unvested shares at January 31, 2008	-	$-
Granted	172,609	$36.38
Vested	-	$-
Forfeited	-	$-

Unvested shares at January 31, 2009	172,609	$36.38

The range of performance shares that can be earned as of January 31, 2009 is as follows:

	Minimum	Target	Maximum
PERFORMANCE PERIOD	Shares	Shares	Shares

May 1, 2008 to January 31, 2012	-	172,609	301,064

At January 31, 2009, there was $6,280,000 of unrecognized compensation costs related to unvested performance shares.
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
The loss from continuing operations for the years ended January 31, 2009 and 2008 as well as the net loss for the year ended January 31, 2009 were allocated solely to holders of common stock as the participating security holders do not share in the losses in accordance with EITF 03-6. The computation of EPS for net earnings for the year ended January 31, 2008 allocated $754,000 to the participating security holders. The computation of EPS for discontinued operations for the year ended January 31, 2008 reflects the allocation of dividends of $31,861,000 to common stock holders which were not included in the computation of EPS for continuing operations. The balance of the income from discontinued operations was allocated to common stock holders and the participating securities in accordance with EITF 03-6.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
P. Earnings Per Share (continued)
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table:

	Years Ended January 31,
	2009	2008	2007

Numerators (in thousands)
Earnings (loss) from continuing operations	$(122,012)	$(13,293)	$31,697
Undistributed earnings allocated to participating securities	-	-	(28)

Earnings (loss) from continuing operations - Basic	(122,012)	(13,293)	31,669

Undistributed earnings allocated to participating securities	-	-	28
Preferred distribution on Class A Common Units	-	-	551

Earnings (loss) from continuing operations - Diluted	$(122,012)	$(13,293)	$32,248

Net earnings (loss)	$(112,200)	$52,425	$177,251
Undistributed earnings allocated to participating securities	-	(754)	(1,324)

Net earnings (loss) - Basic	(112,200)	51,671	175,927
Undistributed earnings allocated to participating securities	-	-	1,324
Preferred distribution on Class A Common Units	-	-	551

Net earnings (loss) - Diluted	$(112,200)	$51,671	$177,802

Denominators
Weighted average shares outstanding - Basic	102,755,315	102,261,740	101,654,626
Effect of stock options and restricted stock (1)(2)	-	-	1,893,396
Effect of convertible Class A Common Units (1)	-	-	906,876

Weighted average shares outstanding - Diluted (3)(4)	102,755,315	102,261,740	104,454,898

Earnings Per Share
Earnings (loss) from continuing operations - Basic	$(1.19)	$(0.13)	$0.31
Earnings (loss) from continuing operations - Diluted	$(1.19)	$(0.13)	$0.31

Net earnings (loss) - Basic	$(1.09)	$0.51	$1.73
Net earnings (loss) - Diluted	$(1.09)	$0.51	$1.70

(1)
Incremental shares from dilutive securities of 4,213,684 and 5,313,567 for the years ended January 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

(2)
Weighted-average options and restricted stock of 3,133,200 and 892,851 for the years ended January 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

(3)
For the year ended January 31, 2009, weighted-average performance shares of 106,943 were not included in the computation of diluted earnings per share because the performance criteria were not satisfied as of the end of the period.

(4)
The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note H – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the years ended January 31, 2009, 2008 and 2007 as the Company’s average stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the years ended January 31, 2009, 2008 and 2007 as the Company’s stock price did not exceed the exercise price.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Q.	Dividends
The Board of Directors declared quarterly cash dividends on both Class A and Class B common shares as follows:

Date Declared	Date of Record	Payment Date	Amount Per Share

March 26, 2008	June 2, 2008	June 17, 2008	$ 0.08
June 19, 2008	August 29, 2008	September 15, 2008	$ 0.08
September 24, 2008	December 1, 2008	December 15, 2008	$ 0.08
On December 5, 2008, the Board of Directors suspended the cash dividends on shares of Class A and Class B common stock following the payment of dividends on December 15, 2008, until such dividends are reinstated. The Company’s bank revolving credit facility, as amended January 30, 2009, prohibits the Company from paying any dividends on its capital stock through March 2010.
R.	Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the years ended January 31, 2009, 2008 and 2007. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
During the year ended January 31, 2008, the Company consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties listed in the table below and the property under construction, Sterling Glen of Roslyn located in Roslyn, New York, were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008 and generated a gain on disposition of rental property of $8,627,000 ($5,294,000, net of tax). The gain along with the operating results of the property through the date of sale is classified as discontinued operations.
The four remaining properties entered into long-term operating leases with the purchaser. On January 30, 2009, terms of the purchase agreement for the sale of Sterling Glen of Rye Brook, whose operating lease had a stated term of ten years, were amended and the property was sold. The sale generated a gain on disposition of rental property of $4,670,000 ($2,865,000, net of tax) which, along with the operating results of the property, is classified as discontinued operations for all periods presented. On January 31, 2009, another long-term operating lease that had a stated term of ten years was terminated with the purchaser and the operations of the property were transferred back to the Company.
The two remaining properties have long-term operating leases with stated terms of five years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. The Company is generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. The Company has continued to consolidate the leased properties in its Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66 have not been achieved. Further, the Company has concluded that the leased properties have met the criteria as VIEs pursuant to FIN No. 46(R), and due to the Company’s obligation to absorb a majority of expected losses, the leased properties are consolidated by the Company at January 31, 2009. Additionally, these properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of January 31, 2009; therefore, these properties have not been included in discontinued operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
R.	Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
There were no properties classified as held for sale as of January 31, 2009. Sterling Glen of Lynbrook was classified as held for sale at January 31, 2008 through the date of disposition. Sterling Glen of Lynbrook’s assets and liabilities as of January 31, 2008 are presented in the table below.

January 31, 2008
(in thousands)

Assets
Real estate	$29,858
Notes and accounts receivable, net	179
Other assets	1,635

Total Assets	$31,672

Liabilities
Mortgage debt, nonrecourse	$27,700
Accounts payable and accrued expenses	798

Total Liabilities	$28,498

The following table lists the consolidated rental properties included in discontinued operations:

		Square Feet/		Year	Year	Year
		Number of	Period	Ended	Ended	Ended
Property	Location	Units/Rooms	Disposed	1/31/2009	1/31/2008	1/31/2007

Commercial Group:
Battery Park City Retail	Manhattan, New York	166,000 square feet	Q3-2006	-	-	Yes
Embassy Suites Hotel	Manhattan, New York	463 rooms	Q3-2006	-	-	Yes
Hilton Times Square	Manhattan, New York	444 rooms	Q1-2006	-	-	Yes
G Street Retail	Philadelphia, Pennsylvania	13,000 square feet	Q1-2006	-	-	Yes

Residential Group:
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	Yes	Yes	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	Yes	Yes	Yes
Sterling Glen of Bayshore	Bayshore, New York	85 units	Q2-2007	-	Yes	Yes
Sterling Glen of Center City	Philadelphia, Pennsylvania	135 units	Q2-2007	-	Yes	Yes
Sterling Glen of Darien	Darien, Connecticut	80 units	Q2-2007	-	Yes	Yes
Sterling Glen of Forest Hills	Forest Hills, New York	83 units	Q2-2007	-	Yes	Yes
Sterling Glen of Plainview	Plainview, New York	79 units	Q2-2007	-	Yes	Yes
Sterling Glen of Stamford	Stamford, Connecticut	166 units	Q2-2007	-	Yes	Yes
Landings of Brentwood	Nashville, Tennessee	724 units	Q2-2007	-	Yes	-
Mount Vernon Square	Alexandria, Virginia	1,387 units	Q4-2006	-	-	Yes
Providence at Palm Harbor	Tampa, Florida	236 units	Q2-2006	-	-	Yes
In addition, the Company’s Lumber Group strategic business unit was sold during the year ended January 31, 2005 for $39,085,902, $35,000,000 of which was paid in cash at closing. Pursuant to the terms of a note receivable with a 6% interest rate from the buyer, the remaining purchase price was to be paid in four annual installments commencing November 12, 2006. The Company deferred a gain of $4,085,902 (approximately $2,400,000, net of tax) relating to the note receivable due, in part, to the subordination to the buyer’s senior financing. The gain is recognized in discontinued operations and interest income is recognized in continuing operations as the note receivable principal and interest are collected. During the years ended January 31, 2009, 2008 and 2007, the Company received the first three annual installments of $1,250,000 each, which included $1,108,000 ($680,000, net of tax), $1,046,000 ($642,000, net of tax) and $760,000 ($466,000, net of tax) of the deferred gain, respectively, and $142,000, $204,000 and $490,000 of interest income recorded in continuing operations, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
R.	Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
The operating results related to discontinued operations were as follows:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Revenues from real estate operations	$7,356	$35,454	$117,012

Expenses
Operating expenses	931	23,989	81,541
Depreciation and amortization	1,986	3,894	12,023

	2,917	27,883	93,564

Interest expense	(2,612)	(7,561)	(23,431)
Amortization of mortgage procurement costs	(302)	(418)	(503)
Loss on early extinguishment of debt	-	(363)	-

Interest income	61	1,028	2,355
Gain on disposition of rental properties and Lumber Group	14,405	106,333	351,861

Earnings before income taxes	15,991	106,590	353,730

Income tax expense (benefit)
Current	19,991	25,294	12,277
Deferred	(13,812)	16,091	79,386

	6,179	41,385	91,663

Earnings before minority interest	9,812	65,205	262,067

Minority interest, net of tax
Gain on disposition of rental properties	-	-	118,009
Operating loss from rental properties	-	(513)	(1,496)

	-	(513)	116,513

Net earnings from discontinued operations	$9,812	$65,718	$145,554

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
R.	Discontinued Operations and Gain on Disposition of Rental Properties and Lumber Group (continued)
Gain on Disposition of Rental Properties and Lumber Group
The following table summarizes the gain on disposition of rental properties and Lumber Group, before tax and minority interest, for the years ended January 31, 2009, 2008 and 2007:

	Years Ended January 31,
	2009	2008	2007
	(in thousands)

Discontinued Operations:
Sterling Glen Properties (Supported-Living Apartments) (1)	$13,297	$80,208	$-
Landings of Brentwood (Apartments) (2)	-	25,079	-
Hilton Times Square Hotel (2)	-	-	135,945
Embassy Suites Hotel (2).	-	-	117,606
Mount Vernon Square (Apartments) (2)	-	-	63,881
Battery Park City (Retail) (2)	-	-	25,888
Providence at Palm Harbor (Apartments) (2)	-	-	7,342
G Street Retail (Specialty Retail Center)	-	-	439
Lumber Group	1,108	1,046	760

Total	$14,405	$106,333	$351,861

(1)
The properties included in the gain on disposition are Sterling Glen of Rye Brook and Sterling Glen of Lynbrook for the year ended January 31, 2009 and Sterling Glen of Bayshore, Sterling Glen of Center City, Sterling Glen of Darien, Sterling Glen of Forest Hills, Sterling Glen of Plainview and Sterling Glen of Stamford for the year ended January 31, 2008. The Company elected to deposit the sales proceeds with a qualified intermediary for the purposes of identifying replacement assets under Section 1031 of the Internal Revenue Code for Sterling Glen of Plainview and Sterling Glen of Stamford.

(2)	The Company elected to deposit the sales proceeds with a qualified intermediary for purposes of acquiring replacement assets under Section 1031 of the Internal Revenue Code.
Upon disposal, investments accounted for on the equity method are not classified as discontinued operations under the provisions of SFAS No. 144; therefore, the gains or losses on the sales of equity method properties are reported in continuing operations when sold. The following table summarizes the Company’s proportionate share of gains on the disposition of equity method investments during the years ended January 31, 2009, 2008 and 2007, which are included in equity in earnings (loss) of unconsolidated entities in the Consolidated Statements of Operations.

		Years Ended January 31,
		2009	2008	2007
		(in thousands)

One International Place (Office Building)	Cleveland, Ohio	$881	$-	$-
Emery-Richmond (Office Building)	Warrensville Heights, Ohio	200	-	-
University Park at MIT Hotel	Cambridge, Massachusetts	-	12,286	-
White Acres (Apartments)	Richmond Heights, Ohio	-	2,106	-
Midtown Plaza (Specialty Retail Center)	Parma, Ohio	-	-	7,662

Total		$1,081	$14,392	$7,662

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Loss on Early Extinguishment of Debt
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived asset may not be recoverable. Due to the deterioration of general economic conditions, adverse changes in the capital markets, the recent and continuing decline in the Company’s market capitalization and in the fair value of its debt securities, the Company determined that a triggering event as defined in SFAS No. 144 occurred for its entire portfolio during the three months ended January 31, 2009. As a result, the Company reviewed the estimated undiscounted cash flows of all of its consolidated real estate assets over an estimated holding period to determine whether the total expected cash flows exceed the carrying value of the asset. As a result of the analysis, the Company determined that one consolidated property was impaired at January 31, 2009 in accordance with the provision of SFAS No. 144.
The Company recorded an impairment of real estate of $1,262,000, $102,000 and $1,923,000 for the years ended January 31, 2009, 2008 and 2007, respectively. For the year ended January 31, 2009, the Company recorded an impairment of real estate of $1,262,000 related to a residential development property in Mamaroneck, New York. For the year ended January 31, 2008, the Company recorded an impairment of real estate of $102,000 in a residential property located in Denver, Colorado. For the year ended January 31, 2007, the Company recorded an impairment of real estate of $1,923,000 related to Saddle Rock Village, a commercial specialty retail center and its adjacent outlots located in Aurora, Colorado. These impairments represent a write down to the estimated fair value, less cost to sell, due to a change in events, such as an offer to purchase, and/or consideration of current market conditions related to the estimated future cash flows.
The Company’s estimate of future discounted cash flows, asset terminal value and asset holding period were based on the most current information available at January 31, 2009. If the conditions mentioned above continue to deteriorate, or if the Company’s plans regarding its assets change, it could result in additional impairment charges in the future.
Impairment of Unconsolidated Entities
The Company also reviewed its portfolio of unconsolidated entities to determine if an other-than-temporary impairment existed. During the years ended January 31, 2009, 2008 and 2007, the Company recorded impairment charges related to other-than-temporary declines in value of certain its equity method investments. In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), other-than-temporary declines in fair value of the Company’s investment in unconsolidated entities result in reductions in the carrying value of these investments. The Company considers a decline in value in its equity method investments that is not estimated to recover within 12 months to be other-than-temporary.
The following table summarizes the Company’s impairment of unconsolidated entities during the years ended January 31, 2009, 2008 and 2007, which are included in the Consolidated Statements of Operations. Included in the table is $13,292,000, $8,269,000 and $0 of impairment charges during the years ended January 31, 2009, 2008 and 2007, respectively, in accordance with SFAS No. 144 by Mercury and the three Specialty Retail Centers. The remaining amounts represent other-than-temporary impairment charges recorded by the Company to reduce its investment in unconsolidated entities to the estimated fair value in accordance with APB 18.

		Years Ended January 31,
		2009	2008	2007
		(in thousands)

Mercury (Condominium)	(Los Angeles, California)	$8,036	$8,269	$-
Pittsburgh Peripheral (Land Project)	(Pittsburgh, Pennsylvania)	3,937	-	300
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	1,107	-	-
Specialty Retail Centers
El Centro Mall	(El Centro, California)	2,030	-	-
Coachella Plaza	(Coachella, California)	1,870	-	-
Southgate Mall	(Yuma, Arizona)	1,356	-	-
Mixed-Use Land Development
Palmer	(Manatee County, Florida)	1,214	-	-
Cargor VI	(Manatee County, Florida)	892	-	-
Old Stone Crossing at Caldwell Creek	(Charlotte, North Carolina)	365	300	-
Smith Family Homes	(Tampa, Florida)	-	2,050	-
Gladden Forest	(Marana, Arizona)	-	850	-
Other		478	-	100

		$21,285	$11,469	$400

The Company estimated the fair value of its unconsolidated entities in accordance with SFAS No. 57. In order to arrive at the estimates, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which were considered to be Level 3 inputs. If market conditions continue to worsen, the assumptions used in its estimates could change and result in additional other-than-temporary impairments in the future.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
S.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Loss on Early Extinguishment of Debt (continued)
Write-Off of Abandoned Development Projects
The Company reviews, on a quarterly basis, each project under development to determine whether it is probable the project will be developed. If it is determined by management that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. The Company may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, the Company may fail to recover expenses already incurred in exploring development opportunities. The Company recorded write-offs of abandoned development projects of $52,211,000, $19,087,000 and $9,318,000 for the years ended January 31, 2009, 2008 and 2007, respectively, which were recorded in operating expenses in the Consolidated Statements of Operations.
Loss on Early Extinguishment of Debt
For the years ended January 31, 2009, 2008 and 2007, the Company recorded $1,670,000, $8,955,000 and $2,175,000, respectively, as loss on early extinguishment of debt. For the year ended January 31, 2009, the loss represents the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, 1251 S. Michigan and Sky 55, apartment communities located in Chicago, Illinois, and Grand Lowry Lofts, an apartment community located in Denver, Colorado, in order to secure more favorable financing terms. There charges were offset by gains on the early extinguishment of a portion of the Company’s puttable equity-linked senior notes due October 15, 2011 (see the “Puttable Equity-Linked Senior Notes” section of Note H - Senior and Subordinated Debt) and on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio.
For the year ended January 31, 2008, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Sterling Glen of Great Neck, a 142-unit supported living residential community located in Great Neck, New York, Northern Boulevard and Columbia Park Center, specialty retail centers located in Queens, New York and North Bergen, New Jersey, respectively, and Eleven MetroTech Center, an office building located in Brooklyn, New York and the early extinguishment of borrowings at 101 San Fernando, an apartment community located in San Jose, California, in order to secure more favorable financing terms. The loss for the year ended January 31, 2008 also includes the impact of early extinguishment of the construction loan at New York Times, an office building located in Manhattan, New York, in order to obtain permanent financing, as well as the costs associated with the disposition of Landings of Brentwood, a consolidated apartment community in Nashville, Tennessee, which was sold during the year ended January 31, 2008 (see the “Discontinued Operations” section of Note R). For the year ended January 31, 2007, the loss primarily represents the early extinguishment of a construction loan at Simi Valley, California, in order to obtain permanent financing and the early extinguishment of other borrowings at 101 San Fernando.
T.	Class A Common Units
Master Contribution Agreement
The Company and certain of its affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the minority interests under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. Also pursuant to the Master Contribution Agreement, the Company and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and the Company, in its discretion, chooses among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
T.	Class A Common Units (continued)
New York Times and Twelve MetroTech Center
Two of the development projects, New York Times, an office building located in Manhattan, New York and Twelve MetroTech Center, an office building located in Brooklyn, New York, recently achieved stabilization. During the year ended January 31, 2009, the Company elected to cause certain of its affiliates to acquire for cash the BCR Entities’ interests in the two projects pursuant to agreements dated May 6, 2008 and May 12, 2008, respectively. In accordance with the agreements, the applicable BCR Entities assigned and transferred their interests in the two projects to affiliates of the Company and will receive approximately $121,000,000 over a 15 year period. An affiliate of the Company has also agreed to indemnify the applicable BCR Entity against taxes payable by it by reason of a subsequent sale or other disposition of one of the projects. The tax indemnity provided by the affiliate of the Company expires on December 31, 2014 and is similar to the indemnities provided for the operating properties under the Tax Protection Agreement.
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
The following table summarizes the final allocation of the consideration exchanged for the BCR Entities’ interests in the two projects (in thousands):

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

Reduction of completed rental properties	$5,345
Reduction of cash and equivalents .	3,501
Increase in Class A common stock - par value	42
Increase in additional paid-in capital	3,736

Total reduction of minority interest	$12,624

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding, the Company redeemed Mr. Ratner’s minority ownership interests in two entities in exchange for the Company’s majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” as acquisitions of the minority interests in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of minority interest of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the year ended January 31, 2009, 2008 and 2007 as the results do not have a material impact on the Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Quarterly Consolidated Financial Data (Unaudited)
Revenues from real estate operations and earnings before income taxes have been reclassified for properties disposed of and for properties qualifying for discontinued operations presentation under SFAS No. 144.

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2009	2008	2008	2008
	(in thousands, except per share data)

Revenues from real estate operations	$322,974	$332,856	$328,577	$305,983
Earnings (loss) before income taxes	$(30,096)	$(22,132)	$482	$(50,018)
Net loss	$(45,085)	$(18,534)	$(8,312)	$(40,269)
Basic net loss per common share (1)	$(0.44)	$(0.18)	$(0.08)	$(0.39)
Diluted net loss per common share (1)	$(0.44)	$(0.18)	$(0.08)	$(0.39)

	Quarter Ended
	January 31,	October 31,	July 31,	April 30,
	2008	2007	2007	2007
	(in thousands, except per share data)

Revenues from real estate operations	$404,380	$330,767	$284,913	$266,410
Earnings (loss) before income taxes	$29,801	$(1,688)	$2,013	$(29,986)
Net earnings (loss)	$12,605	$(10,774)	$67,775	$(17,181)
Basic net earnings (loss) per common share (1)	$0.12	$(0.11)	$0.64	$(0.17)
Diluted net earnings (loss) per common share (1)	$0.12	$(0.11)	$0.63	$(0.17)
(1)
Basic and diluted earnings per share have been computed under the provisions of SFAS No. 128 “Earnings Per Share”. Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method Under FASB 128,” the Class A Common Units issued in exchange for Bruce C. Ratner’s minority interests in the FCRC portfolio in November 2006, which are reflected as minority interest in the Company’s Consolidated Balance Sheets, are considered participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. Therefore, the Class A units are included in the computation of basic and diluted earnings per share if the effect of applying the if-converted method is dilutive. Basic earnings per share is computed by dividing net earnings less the allocable undistributed earnings of Bruce C. Ratner’s Class A Common Units by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of applying the if-converted method to the Class A Common Units and the potential dilutive effect of the Company’s stock option plan by adjusting the denominator using the treasury stock method. The sum of the four quarters’ earnings per share may not equal the annual earnings per share due to the weighting of stock and option activity occurring during the year. All earnings per share disclosures appearing in these financial statements were computed assuming dilution unless otherwise indicated.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009.
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
Our management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of our internal control over financial reporting. Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management has concluded that our internal control over financial reporting was effective as of January 31, 2009.
The effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears on page 83 of this Annual Report on Form 10-K.

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

/s/ Robert G. O’Brien Robert G. O’Brien
Executive Vice President and
Chief Financial Officer

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a)
Identification of Directors will be contained in the “Election of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 5, 2009, and is incorporated herein by reference.

(b)	Pursuant to General Instruction G of Form 10-K and Item 401(b) of Regulation S-K, information about Executive Officers of the Company is reported in Part I of this Annual Report on Form 10-K.

(c)
The disclosure of delinquent filers, if any, under Section 16(a) of the Securities Exchange Act of 1934 will be contained in the “Section 16(a) Beneficial Ownership Reporting/Compliance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 5, 2009, and is incorporated herein by reference.

The Company has a separately-designated standing audit committee. Information about the Company’s audit committee and the audit committee financial expert will be contained in the “Meetings and Committees of the Board of Directors” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 5, 2009, and are incorporated herein by reference.
The Company’s Code of Legal and Ethical Conduct can be found on the Company’s website at www.forestcity.net under “Investor Relations – Corporate Governance” and is also available in print, free of charge, to any shareholder upon written request addressed to Corporate Secretary, Forest City Enterprises, Inc., Suite 1360, 50 Public Square, Cleveland, Ohio 44113. Additional information about the Company’s Code of Legal and Ethical Conduct will be contained in the “Corporate Governance” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 5, 2009, and is incorporated herein by reference. The Company intends to disclose on its website any amendment to, or waiver of, any provision of this code applicable to its directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange.
Item 11. Executive Compensation
The information required by this item will be contained in the “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Potential Payments Upon Termination,” “Compensation Discussion & Analysis” and “Executive Compensation Tables” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 5, 2009, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in the “Principal Security Holders,” “Election of Directors” and “Equity Compensation Plan Information” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 5, 2009 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the “Corporate Governance – Independence Determinations” and “Certain Relationships and Related Transactions” sections of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 5, 2009, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in the “Independent Registered Public Accounting Firm Fees and Services” section of the definitive proxy statement, to be filed in connection with the annual meeting of shareholders to be held on June 5, 2009, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a)	List of Documents filed as part of this report.
1.	Financial statements and supplementary data included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – January 31, 2009 and 2008
Consolidated Statements of Operations for the years ended January 31, 2009, 2008 and 2007
Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended January 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Supplementary Data – Quarterly Consolidated Financial Data (Unaudited)

Individual financial statements of entities accounted for by the equity method have been omitted because such entities would not constitute a significant subsidiary or it has been determined that inclusion of such financial statements are not required at this time. Audited financial statements for Nets Sports and Entertainment, LLC, an equity method investment, will be filed as an exhibit to an amended form 10K within 90 days of its June 30, 2009 fiscal year end.

2.	Financial statements and schedules required by Part II, Item 8 are included in Part IV, Item 15(c):

Page No.

Schedule II – Valuation and Qualifying Accounts for the years ended January 31, 2009, 2008 and 2007	153
Schedule III – Real Estate and Accumulated Depreciation at January 31, 2009 with reconciliations for the years ended January 31, 2009, 2008 and 2007	154
The report of the independent registered public accounting firm with respect to the above listed financial statement schedules appears on page 83.

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits – see (b) starting on page 148.

(b) Exhibits

Exhibit
Number		Description of Document

3.1	-
Amended Articles of Incorporation of Forest City Enterprises, Inc., restated effective October 1, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended October 31, 2008 (File No. 1-4372).

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

Exhibit
Number		Description of Document

+10.25	-
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

+10. 31	-
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

Exhibit
Number		Description of Document

10.39	-
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
First Amendment to Amended and Restated Credit Agreement, dated as of September 10, 2008, by and among Forest City Rental Properties Corporation, Key Bank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended October 31, 2008 (File No. 1-4372).

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
First Amendment to Amended and Restated Guaranty of Payment of Debt, dated as of September 10, 2008, by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.46 to the Company’s Form 10-Q for the quarter ended October 31, 2008 (File No. 1-4372).

10.47	-
Second Amendment to Amended and Restated Credit Agreement and Amended and Restated Guaranty of Payment of Debt, dated as of January 30, 2009 by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 5, 2009 (File No. 1-4372).

+10.48	-
Separation Agreement, dated April 1, 2008, by and between Forest City Enterprises, Inc. and Thomas G. Smith, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 7, 2008 (File No. 1-4372).

+10.49	-
Consultant Agreement, dated May 12, 2008, by and between Forest City Enterprises, Inc. and Thomas G. Smith, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 19, 2008 (File No. 1-4372).

Exhibit
Number		Description of Document

*21	-	Subsidiaries of the Registrant.

*23	-	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration Nos. 333-147201 and 333-156394) and Forms S-8 (Registration Nos. 333-38912, 333-61925, 333-122172 and 333-153444).

*24	-	Powers of attorney.

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

*	Filed herewith.

(c) Financial Statement Schedules
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
	(in thousands)

Allowance for doubtful accounts and notes receivable
January 31, 2009	$13,084	$15,943	$1,814	$27,213
January 31, 2008	$12,617	$2,398	$1,931	$13,084
January 31, 2007	$11,022	$3,598	$2,003	$12,617

Allowance for projects under development
January 31, 2009	$11,786	$52,211	$46,211	$17,786
January 31, 2008	$15,686	$19,087	$22,987	$11,786
January 31, 2007	$16,486	$9,318	$10,118	$15,686

Valuation reserve on other investments
January 31, 2009	$6,934	$456	$1,438	$5,952
January 31, 2008	$6,807	$148	$21	$6,934
January 31, 2007	$6,784	$23	$—	$6,807

Valuation allowance for deferred tax assets
January 31, 2009	$27,414	$24,463	$3,722	$48,155
January 31, 2008	$30,914	$475	$3,975	$27,414
January 31, 2007	$29,049	$1,904	$39	$30,914

(c) Financial Statement Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
Forest City Enterprises, Inc. and Subsidiaries

											Range of Lives (In Years)
				Cost Capitalized							on Which Depreciation
		Initial Cost		Subsequent	Gross Amount at Which Carried						in Latest Income
		to Company		to Acquisition	at Close of January 31, 2009						Statement is Computed
	Amount of							Accumulated
	Encumbrance		Buildings	Improvements		Buildings		Depreciation
	at January 31,		and	and		and	Total	at January 31,	Date of	Date
Description of Property	2009	Land	Improvements	Carrying Costs	Land	Improvements	(A)(B)	2009 (C)	Construction	Acquired	Building	Improvements
				(in thousands)
Apartments:
Miscellaneous investments	$1,078,486	$132,470	$1,370,556	$197,294	$125,272	$1,575,048	$1,700,320	$275,302	Various	-	Various	Various
Shopping Centers:
Miscellaneous investments	2,532,986	334,947	2,402,185	505,776	386,977	2,855,931	3,242,908	462,764	Various	-	Various	Various
Office Buildings:
New York, New York	640,000	91,737	375,931	146,646	150,079	464,235	614,314	11,234	2004-2007	-	Various	Various
Miscellaneous investments	1,834,846	52,417	2,017,393	564,698	128,218	2,506,290	2,634,508	663,781	Various	-	Various	Various
Leasehold improvements and other equipment:
Miscellaneous investments	-	-	11,045	-	-	11,045	11,045	5,969	-	Various	Various	Various
Under Construction:
Miscellaneous investments	901,293	342,048	1,891,528	-	342,048	1,891,528	2,233,576	-
Developed Land:
Miscellaneous investments	90,779	195,213	-	-	195,213	-	195,213	-

Total	$7,078,390	$1,148,832	$8,068,638	$1,414,414	$1,327,807	$9,304,077	$10,631,884	$1,419,050

(A) The aggregate cost at January 31, 2009 for federal income tax purposes was $9,475,160. For (B) and (C) refer to the following page.

(c) Financial Statement Schedules (continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

	Years Ended January 31,
	2009	2008	2007
		(in thousands)

(B) Reconciliations of total real estate carrying value are as follows:
Balance at beginning of period	$9,216,704	$8,229,273	$7,155,126
Additions during period -
Improvements	1,065,730	1,016,701	1,108,727
Other additions	422,248	17,652	32,884
Other acquisitions	80,972	334,655	218,763
Exchange of cash and Class A Common Units for partner’s interest	-	-	228,958

	1,568,950	1,369,008	1,589,332

Deductions during period -
Cost of real estate sold or retired	(153,770)	(381,577)	(515,185)

Balance at end of period	$10,631,884	$9,216,704	$8,229,273

(C) Reconciliations of accumulated depreciation are as follows:
Balance at beginning of period	$1,244,391	$1,085,978	$986,594
Additions during period -
Charged to profit or loss	199,032	183,710	151,235
Net other additions (deductions) during period -
Acquisitions, retirements and sales	(24,373)	(25,297)	(51,851)

Balance at end of period	$1,419,050	$1,244,391	$1,085,978

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC.
(Registrant)

Date: March 30, 2009	BY:	/s/ Charles A. Ratner (Charles A. Ratner, President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Co-Chairman of the Board and Director	March 30, 2009
(Albert B. Ratner)

* (Samuel H. Miller)	Co-Chairman of the Board, Treasurer and Director	March 30, 2009

/s/ Charles A. Ratner (Charles A. Ratner)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2009

/s/ Robert G. O’Brien (Robert G. O’Brien)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2009

/s/ Linda M. Kane (Linda M. Kane)	Senior Vice President, Chief Accounting and Administrative Officer (Principal Accounting Officer)	March 30, 2009

* (James A. Ratner)	Executive Vice President and Director	March 30, 2009

* (Ronald A. Ratner)	Executive Vice President and Director	March 30, 2009

* (Brian J. Ratner)	Executive Vice President and Director	March 30, 2009

* (Bruce C. Ratner)	Executive Vice President and Director	March 30, 2009

* (Deborah Ratner Salzberg)	Director	March 30, 2009

* (Michael P. Esposito, Jr.)	Director	March 30, 2009

* (Scott S. Cowen)	Director	March 30, 2009

* (Jerry V. Jarrett)	Director	March 30, 2009

* (Joan K. Shafran)	Director	March 30, 2009

* (Louis Stokes)	Director	March 30, 2009

* (Stan Ross)	Director	March 30, 2009

* (Deborah L. Harmon)	Director	March 30, 2009
The Registrant plans to distribute to security holders a copy of the Annual Report and Proxy material on or about April 21, 2009.
*
The undersigned, pursuant to a Power of Attorney executed by each of the Directors and Officers identified above and filed with the Securities and Exchange Commission, by signing his name hereto, does hereby sign and execute this Form 10-K on behalf of each of the persons noted above, in the capacities indicated.

/s/ Charles A. Ratner (Charles A. Ratner, Attorney-in-Fact)	March 30, 2009

EXHIBITS FILED HEREWITH

Exhibit
Number		Description of Document

21	-	Subsidiaries of the Registrant.

23	-	Consent of PricewaterhouseCoopers LLP regarding Forms S-3 (Registration Nos. 333-147201 and 333-156394) and Forms S-8 (Registration Nos. 333-38912, 333-61925, 333-122172 and 333-153444).

24	-	Powers of attorney.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.