Form 10-Q
period 2009-04-30
FOREST CITY ENTERPRISES INC
filed 2009-06-08
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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
Yes     ☒      No     ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐      No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☒
Indicate the number of shares outstanding, including unvested restricted stock, of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2009
Class A Common Stock, $.33 1/3 par value	133,730,285 shares

Class B Common Stock, $.33 1/3 par value	22,672,512 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30, 2009	January 31, 2009
	(Unaudited)	(As Adjusted)
	(in thousands)

Assets
Real Estate
Completed rental properties	$8,348,508	$8,212,144
Projects under development	2,310,403	2,241,216
Land held for development or sale	201,124	195,213

Total Real Estate	10,860,035	10,648,573

Less accumulated depreciation	(1,461,381)	(1,419,271)

Real Estate, net	9,398,654	9,229,302

Cash and equivalents	204,379	267,305
Restricted cash	487,897	291,224
Notes and accounts receivable, net	412,989	427,410
Investments in and advances to affiliates	240,576	228,995
Other assets	913,668	936,271

Total Assets	$11,658,163	$11,380,507

Liabilities and Equity
Liabilities
Mortgage debt, nonrecourse	$7,401,655	$7,078,390
Notes payable	185,172	181,919
Bank revolving credit facility	378,000	365,500
Senior and subordinated debt	846,930	846,064
Accounts payable and accrued expenses	1,237,819	1,277,199
Deferred income taxes	442,234	455,336

Total Liabilities	10,491,810	10,204,408

Commitments and Contingencies	-	-

Equity
Shareholders’ Equity
Preferred stock - without par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 271,000,000 shares authorized, 80,313,465 and 80,082,126 shares issued and 80,289,745 and 80,080,262 shares outstanding, respectively	26,771	26,694
Class B, convertible, 56,000,000 shares authorized, 22,686,427 and 22,798,025 shares issued and outstanding, respectively; 26,257,961 issuable	7,562	7,599

	34,333	34,293
Additional paid-in capital	270,623	267,796
Retained earnings	613,045	643,724
Less treasury stock, at cost; 23,720 and 1,864 Class A shares, respectively	(128)	(21)

Shareholders’ equity before accumulated other comprehensive loss	917,873	945,792
Accumulated other comprehensive loss	(104,613)	(107,521)

Total Shareholders’ Equity	813,260	838,271

Noncontrolling interest	353,093	337,828

Total Equity	1,166,353	1,176,099

Total Liabilities and Equity	$11,658,163	$11,380,507

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
		2008
	2009	(As Adjusted)
	(in thousands, except per share data)

Revenues from real estate operations	$313,029	$305,010

Expenses
Operating expenses	194,847	207,356
Depreciation and amortization	66,458	66,006
Impairment of real estate	1,124	-

	262,429	273,362

Interest expense	(91,708)	(82,473)
Amortization of mortgage procurement costs	(3,671)	(2,852)
Loss on early extinguishment of debt	-	(5,179)

Interest and other income	6,808	8,398
Gain on disposition of other investments	-	150

Loss before income taxes	(37,971)	(50,308)

Income tax expense (benefit)
Current	(7,331)	351
Deferred	(14,940)	(20,210)

	(22,271)	(19,859)

Equity in loss of unconsolidated entities	(6,306)	(9,647)
Impairment of unconsolidated entities	(9,560)	-

Loss from continuing operations	(31,566)	(40,096)

Discontinued operations, net of tax:
Operating earnings from rental properties	36	388
Gain on disposition of rental properties	2,784	-

	2,820	388

Net loss	(28,746)	(39,708)
Net earnings attributable to noncontrolling interest	(1,933)	(694)

Net loss attributable to Forest City Enterprises, Inc.	$(30,679)	$(40,402)

Basic and diluted earnings (loss) per common share
Loss from continuing operations attributable to Forest City Enterprises, Inc.	$(0.33)	$(0.39)
Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	0.03	-

Net loss attributable to Forest City Enterprises, Inc.	$(0.30)	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended April 30,
		2008
	2009	(As Adjusted)
	(in thousands)

Net loss	$(28,746)	$(39,708)

Other comprehensive income, net of tax:

Unrealized net gains on investment securities	93	45

Change in unrealized net gains (losses) on interest rate derivative contracts	2,681	6,070

Foreign currency translation adjustments	130	-

Total other comprehensive income, net of tax	2,904	6,115

Comprehensive loss	(25,842)	(33,593)

Comprehensive income attributable to noncontrolling interest	(1,929)	(1,678)

Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(27,771)	$(35,271)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interest	Total

	(in thousands)

Three Months Ended April 30, 2009
Balances at January 31, 2009, as reported	80,082	$26,694	22,798	$7,599	$241,539	$645,852	2	$(21)	$(107,521)	$-	$814,142
Retrospective impact of adoption of FSP APB 14-1					26,257	(2,128)					24,129
Reclassification related to the adoption of SFAS No. 160										337,828	337,828

Balances at January 31, 2009, as adjusted	80,082	$26,694	22,798	$7,599	$267,796	$643,724	2	$(21)	$(107,521)	$337,828	$1,176,099

Net loss						(30,679)				1,933	(28,746)
Other comprehensive income, net of tax									2,908	(4)	2,904
Purchase of treasury stock							22	(107)			(107)
Conversion of Class B to Class A shares	112	37	(112)	(37)							-
Restricted stock vested	119	40			(40)						-
Stock-based compensation					4,683						4,683
Excess income tax benefit (deficiency) from stock-based compensation					(1,816)						(1,816)
Contributions from noncontrolling interest										15,464	15,464
Distributions to noncontrolling interest										(2,208)	(2,208)
Other changes in noncontrolling interest										80	80

Balances at April 30, 2009	80,313	$26,771	22,686	$7,562	$270,623	$613,045	24	$(128)	$(104,613)	$353,093	$1,166,353

Three Months Ended April 30, 2008
Balances at January 31, 2008, as reported	78,238	$26,079	24,388	$8,129	$229,358	$782,871	36	$(1,665)	$(72,656)	$-	$972,116
Retrospective impact of adoption of FSP APB 14-1					26,631	(1,081)					25,550
Reclassification related to the adoption of SFAS No. 160										281,689	281,689

Balances at January 31, 2008, as adjusted	78,238	$26,079	24,388	$8,129	$255,989	$781,790	36	$(1,665)	$(72,656)	$281,689	$1,279,355

Net loss						(40,402)				694	(39,708)
Other comprehensive income, net of tax									5,131	984	6,115
Dividends $.08 per share						(8,243)					(8,243)
Purchase of treasury stock							17	(642)			(642)
Conversion of Class B to Class A shares	510	169	(510)	(169)							-
Exercise of stock options	12	4			120						124
Restricted stock vested	74	26			(26)						-
Stock-based compensation					4,469						4,469
Distribution of accumulated equity to noncontrolling partners					(3,710)						(3,710)
Contributions from noncontrolling interest										41,563	41,563
Distributions to noncontrolling interest										(3,412)	(3,412)
Other changes in noncontrolling interest										8,386	8,386

Balances at April 30, 2008	78,834	$26,278	23,878	$7,960	$256,842	$733,145	53	$(2,307)	$(67,525)	$329,904	$1,284,297

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
		2008
	2009	(As Adjusted)
	(in thousands)
Net Loss	$(28,746)	$(39,708)
Depreciation and amortization	66,458	66,006
Impairment of real estate	1,124	-
Amortization of mortgage procurement costs	3,671	2,852
Gain on early extinguishment of debt, net of cash prepayment penalties	-	(305)
Gain on disposition of other investments	-	(150)
Deferred income tax benefit	(14,940)	(20,210)
Equity in loss of unconsolidated entities	6,306	9,647
Impairment of unconsolidated entities	9,560	-
Stock-based compensation	2,267	2,737
Amortization and mark-to-market adjustments of derivative instruments	3,674	360
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	2,141	2,200
Cash distributions from operations of unconsolidated entities	4,265	11,619
Write-off of abandoned development projects	14,393	26,692
Discontinued operations:
Depreciation and amortization	107	663
Amortization of mortgage procurement costs	5	97
Deferred income tax (benefit) expense	(1,990)	104
Gain on disposition of a rental property	(4,548)	-
Cost of sales of land included in projects under development and completed rental properties	17,983	2,862
Increase in land held for development or sale	(6,055)	(10,533)
Decrease in notes and accounts receivable	13,547	14,909
Decrease (increase) in other assets	4,438	(2,346)
(Increase) decrease in restricted cash used for operating purposes	(5,561)	3,632
Decrease in accounts payable and accrued expenses	(49,790)	(71,614)

Net cash provided by (used in) operating activities	38,309	(486)

Cash Flows from Investing Activities
Capital expenditures, including real estate acquisitions	(234,134)	(238,499)
Payment of lease procurement costs and other assets, net	(3,536)	(40,730)
Increase in restricted cash used for investing purposes	(198,250)	(161,316)
Proceeds from disposition of a rental property and other investments	9,042	150
(Increase) decrease in investments in and advances to affiliates	(31,038)	55,003

Net cash used in investing activities	(457,916)	(385,392)

Cash Flows from Financing Activities
Proceeds from nonrecourse mortgage debt	407,655	683,815
Principal payments on nonrecourse mortgage debt	(63,861)	(404,259)
Proceeds from notes payable	833	35,388
Payments on notes payable	(4,828)	(5,342)
Borrowings on bank revolving credit facility	132,000	80,000
Payments on bank revolving credit facility	(119,500)	(87,000)
Change in restricted cash and book overdrafts	207	5,697
Payment of deferred financing costs	(8,974)	(22,694)
Purchase of treasury stock	(107)	(642)
Exercise of stock options	-	124
Distribution of accumulated equity to noncontrolling partners	-	(3,710)
Contributions from noncontrolling interest	15,464	41,563
Distributions to noncontrolling interest	(2,208)	(3,412)
Dividends paid to shareholders	-	(8,234)

Net cash provided by financing activities	356,681	311,294

Net decrease in cash and equivalents	(62,926)	(74,584)
Cash and equivalents at beginning of period	267,305	254,434

Cash and equivalents at end of period	$204,379	$179,850

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,
		2008
	2009	(As Adjusted)
	(in thousands)

Operating Activities

(Increase) decrease in land held for development or sale(5)(6)	$(15,057)	$1,320
Decrease in notes and accounts receivable (1)(2)(3)	3,248	4,064
Increase (decrease) in other assets (1)(2)(3)(4)	1,246	(19,909)
Increase in restricted cash (3)	-	(363)
Increase in accounts payable and accrued expenses(1)(2)(3)(4)(6)	16,148	34,607

Total effect on operating activities	$5,585	$19,719

Investing Activities

Increase in projects under development (2)(5)(6)(7)	$(4,965)	$(100,878)
(Increase) decrease in completed rental properties (2)(3)(4)(5)	(1,879)	25
Increase in restricted cash (3)	-	(244)
Proceeds from disposition of a property (1)	20,853	-
Decrease in investments in and advances to affiliates (2)(3)	-	27,685

Total effect on investing activities	$14,009	$(73,412)

Financing Activities

(Decrease) increase in nonrecourse mortgage debt (1)(2)(3)	$(22,010)	$51,970
Increase in additional paid-in capital (7)	2,416	1,732
Dividends declared but not yet paid	-	(9)

Total effect on financing activities	$(19,594)	$53,693

(1)	Disposition of Grand Avenue, a specialty retail center in the Commercial Group, including assumption of nonrecourse mortgage debt by the buyer, during the three months ended April 30, 2009.

(2)
Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event as described in FIN No. 46(R), “Consolidation of Variable Interest Entities,” for Shops at Wiregrass, a retail development project in the Commercial Group, during the three months ended April 30, 2008.

(3)
Change to full consolidation method of accounting from equity method due to the acquisition of a partner’s interest in Village Center apartment community in the Residential Group during the three months ended April 30, 2008.

(4)	Finalization of the preliminary purchase price allocation during the three months ended April 30, 2008 for Commerce Court and Colorado Studios, two office buildings in the Commercial Group.

(5)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under development or completed rental properties to land held for sale.

(6)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(7)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.
The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies
Basis of Presentation
The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended January 31, 2009, including the Report of Independent Registered Public Accounting Firm. The results of interim periods are not necessarily indicative of results for the full year or any subsequent period. In the opinion of management, all adjustments considered necessary for a fair statement of financial position, results of operations and cash flows at the dates and for the periods presented have been included. Effective February 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This standard required the Company to adjust the prior year financial statements to show retrospective application upon adoption.
Adoption of FSP APB 14-1
FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This statement changed the accounting treatment for the Company’s 3.625% Puttable Equity-Linked Senior Notes (“the Notes”) due October 2011, which were issued in October 2006. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. This allocation is based upon what the assumed interest rate would have been on the date of issuance if the Company had issued similar nonconvertible debt. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, the Company recorded additional capitalized interest based on its qualifying expenditures on its development projects. Deferred financing costs decreased related to the reallocation of the original issuance costs between the debt instrument and equity component and the gain recognized from the purchase of $15,000,000, in principal, of the Notes during the three months ended October 31, 2008 was adjusted to reflect the requirements of gain recognition under FSP APB 14-1 (refer to Note D – Senior and Subordinate Debt).
The following tables reflect the Company’s as reported amounts along with the as adjusted amounts as a result of the retrospective adoption of FSP APB 14-1:

	January 31, 2009
	As	APB 14-1	As
	Reported	Adjustments	Adjusted
	(in thousands)

Consolidated Balance Sheet
Real estate, net	$9,212,834	$16,468	$9,229,302
Other assets	936,902	(631)	936,271
Senior and subordinated debt	870,410	(24,346)	846,064
Deferred income taxes	439,282	16,054	455,336
Additional paid-in capital	241,539	26,257	267,796
Retained earnings	645,852	(2,128)	643,724

	Three Months Ended April 30, 2008
	As	APB 14-1	As
	Reported	Adjustments	Adjusted
	(in thousands, except per share data)

Consolidated Statement of Operations (1)
Depreciation and amortization	$65,961	$45	$66,006
Interest expense, net of capitalized interest	82,299	174	82,473
Deferred income tax benefit	(20,124)	(86)	(20,210)
Loss from continuing operations	(39,963)	(133)	(40,096)
Net loss attributable to Forest City Enterprises, Inc.	(40,269)	(133)	(40,402)
Net loss attributable to Forest City Enterprises, Inc. per share - basic and diluted	(0.39)	0.00	(0.39)
(1)	Adjusted to reflect the impact of discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) (refer to Note I).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Noncontrolling Interest
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). A noncontrolling interest, previously referred to as minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company adopted SFAS No. 160 on February 1, 2009 and adjusted its January 31, 2009 Consolidated Balance Sheet to reflect noncontrolling interest as a component of total equity. Included in the balance sheet reclass was $58,247,000 of accumulated deficit noncontrolling interest resulting from deficit restoration obligations of noncontrolling partners, previously recorded as a component of investments in and advances to affiliates. In addition, the Company reclassed noncontrolling interest on its Consolidated Statement of Operations for the three months ended April 30, 2008.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. Some of the critical estimates made by the Company include, but are not limited to, estimates of useful lives for long-lived assets, reserves for collection on accounts and notes receivable and other investments, impairment of real estate, other-than-temporary impairments on its equity method investments and the computation of expected losses on Variable Interest Entities (“VIEs”). As a result of the nature of estimates made by the Company, actual results could differ.
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
At April 30 and January 31, 2009, the Company has capitalized software costs of $13,919,000 and $16,997,000, respectively, net of accumulated amortization of $26,205,000 and $23,302,000, respectively. Total amortization of capitalized software costs amounted to $3,156,000 and $3,016,000 for the three months ended April 30, 2009 and 2008, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Military Housing Fee Revenues
Revenues for development fees related to the Company’s military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. The Company also recognizes additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Revenues of $2,868,000 and $22,464,000 were recognized during the three months ended April 30, 2009 and 2008, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues related to construction management fees are earned based on the cost of each military housing construction contract. The Company also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Revenues of $2,850,000 and $3,262,000 were recognized during the three months ended April 30, 2009 and 2008, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Property management and asset management fee revenues are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. The Company also recognizes certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management and asset management fees of $4,042,000 and $3,467,000 were recognized during the three months ended April 30, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Historic and New Market Tax Credit Entities
The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic rehabilitation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investor’s initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit, but generally has no material interest in the underlying economics of the property. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investor’s interest. The Company has consolidated each of these properties in its consolidated financial statements, and has reflected these investor contributions as accounts payable and accrued expenses in its Consolidated Balance Sheets.
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. During the three months ended April 30, 2009 and 2008, the Company recognized income related to tax credits of $3,155,000 and $1,491,000, respectively, which were recorded in interest and other income in its Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Termination Benefits
During the three months ended April 30, 2009 and the three months ended January 31, 2009, management initiated involuntary employee separations in various areas of the Company’s workforce to reduce costs, which was communicated to all employees. The Company provided outplacement services to all terminated employees and severance payments based on years of service and certain other defined criteria. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a pre-tax charge for total estimated termination costs (outplacement and severance) of $8,720,000 during the three months ended April 30, 2009 and $8,651,000 during the three months ended January 31, 2009, which is included in operating expenses in the Consolidated Statements of Operations. The expense is included in the Corporate Activities segment. The Company made payments of $5,291,000 related to the termination costs recorded during the three months ended January 31, 2009. The following table summarizes the activity in the accrued severance balance for termination costs:

Total
(in thousands)

Accrued severance balance at February 1, 2009	$3,360

Termination benefits expense	8,720
Cumulative payments	(3,122)

Accrued severance balance at April 30, 2009	$8,958

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

	April 30, 2009	January 31, 2009
	(in thousands)

Unrealized losses on securities	$23	$170
Unrealized losses on foreign currency translation	2,029	2,258
Unrealized losses on interest rate contracts	170,297	174,838

	172,349	177,266
Noncontrolling interest and income tax benefit	(67,736)	(69,745)

Accumulated Other Comprehensive Loss	$104,613	$107,521

Accounting for Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the financial statement disclosures required by SFAS No. 161 on February 1, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. The Company does not have any Treasury options outstanding at April 30, 2009.
Derivatives are reported in the Consolidated Balance Sheets at their fair value. On the date that the Company enters into a derivative contract, it typically designates the derivative as a hedge of a forecasted transaction or the variability of cash flows that are to be paid in connection with a recognized or forecasted liability (a “cash flow hedge”), or to convert certain fixed-rate long-term debt to variable-rate debt (a “fair value hedge”). The effective portion of the change in fair value of a derivative that is designated and qualifies as a cash flow hedge is recorded in OCI until the hedged transaction affects earnings. The ineffective portion of all hedges is immediately recognized in the Consolidated Statements of Operations. Nondesignated hedges are either specifically nondesignated by management or do not meet the strict hedge accounting requirements of SFAS No. 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly to earnings in the Consolidated Statements of Operations.
Cash Flow Hedges of Interest Rate Risk
The Company has entered into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward hedge associated with that financing. At April 30, 2009, the Company had one forward swap designated and qualified as a cash flow hedge under SFAS No. 133 with a notional amount of $69,325,000 related to a fully consolidated property that expires during the current year ending January 31, 2010. The Company’s portion of unrealized loss on the effective portion of this hedge has been recorded in accumulated OCI. To the extent effective, amounts recorded in accumulated OCI will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.
The net losses of derivatives recorded in accumulated OCI are expected to be reclassified into earnings in the same period in which the hedged forecasted transactions affect earnings. As of April 30, 2009, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as interest expense of approximately $29,088,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into total rate of return swaps (“TRS”) on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the Security Industry and Financial Markets Association (“SIFMA”) rate. At April 30, 2009, the SIFMA rate is 0.63%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At April 30, 2009, the aggregate notional amount of TRS that are designated as fair value hedging instruments under SFAS No. 133, in which the Company and/or the consolidated Joint Ventures have an interest, is $516,195,000 (which includes the TRS on the $20,400,000 redevelopment bonds (refer to Note D – Senior and Subordinated Debt)). The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note F – Fair Value Measurements).
Nondesignated Hedges of Interest Rate Risk
At April 30, 2009, the Company had one other forward swap outstanding with a notional amount of $120,000,000 that expires during the current year ending January 31, 2010 and does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. The change in fair value of this swap is marked to market through earnings on a quarterly basis. For the three months ended April 30, 2009 and 2008, the Company recorded $655,000 and $12,000, respectively, as a reduction of interest expense related to this forward swap in its Consolidated Statements of Operations. During the year ended January 31, 2009, the Company purchased an interest rate floor in order to mitigate the interest rate risk on this forward swap should interest rates fall below a certain level.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The following table presents the fair values and location in the consolidated balance sheet of all derivative instruments as of April 30, 2009:

	Fair Value of Derivative Instruments
	April 30, 2009
				Liability Derivatives
	Asset Derivatives			(included in Accounts Payable
	(included in Other Assets)			and Accrued Expenses)
	Current			Current
	Notional	Fair Value		Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments Under SFAS No. 133:
Interest rate caps, floors and swaptions	$567,333	$1,185		$-	$-
Interest rate swap agreements	-	-		1,219,417	140,612	(1)
TRS	-	-		516,195	51,221

Total derivatives designated as hedging instruments under SFAS No. 133	$567,333	$1,185		$1,735,612	$191,833

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133:
Interest rate caps, floors and swaptions	$1,447,813	$702	(2)	$-	$-
Interest rate swap agreements	21,176	2,441		120,000	24,601
TRS	55,755	1,280		40,559	12,670

Total derivatives not designated as hedging instruments under SFAS No. 133	$1,524,744	$4,423		$160,559	$37,271

(1)
$983 of the fair value applies to $300,000 of notional excluded from the associated current notional amount that is covered by other interest rate swaps for the three months ended April 30, 2009. These swaps are active as of April 30, 2009; however, their effective periods are subsequent to this date.

(2)
$197 of the fair value applies to $1,247,334 of notional excluded from the associated current notional amount that is covered by other interest rate caps for the three months ended April 30, 2009. These caps are active as of April 30, 2009; however, their effective periods are subsequent to this date.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The following table presents the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets, and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations for the three months ended April 30, 2009:

		Loss Reclassified from
		Accumulated OCI
		(Effective Portion)
				Loss Recognized in
				Interest Expense on
Derivatives Designated as Hedging	Loss	Location on		Derivatives (Ineffective
Instruments Under SFAS No. 133	Recognized	Consolidated		Portion and Amounts
Cash Flow Hedging	in OCI	Statements of		Excluded from
Relationships(1)	(Effective Portion)	Operations	Amount	Effectiveness Testing)
	(in thousands)
Interest rate caps, floors and swaptions	$(135)	Interest expense	$(115)	$-
Treasury options	-	Interest expense	(140)	-
Treasury options	-	Equity in loss of unconsolidated entities	(41)	-
Interest rate swap agreements	(7,913)	Interest expense	(12,293)	(82)

Total	$(8,048)		$(12,589)	$(82)

(1)
Gains and losses on terminated hedges included in accumulated OCI are being reclassified into interest expense over the original life of the hedged transactions as the transactions are still more likely than not to occur and would not be reflected in the previous table related to the fair value of designated derivatives (see Note F – Fair Value Measurements).

The following table presents the impact of gains and losses related to derivative instruments designated as fair value hedges included in interest expense in the Consolidated Statements of Operations for the three months ended April 30, 2009:

Derivatives Designated as Hedging
Instruments Under SFAS No. 133	Gain
Fair Value Hedging Relationships	Recognized(1)
(in thousands)

TRS	$8,119
(1)
The loss recognized in interest expense in the Consolidated Statements of Operations from the change in fair value of the underlying TRS borrowings for the three months ended April 30, 2009 was $8,119, offsetting the gain recognized on the TRS. (see Note F – Fair Value Measurements).

The following table presents the impact of gains and losses related to derivative instruments not designated as hedging instruments included in interest expense in the Consolidated Statements of Operations for the three months ended April 30, 2009:

Derivatives Not Designated as
Hedging Instruments Under	Gain (Loss)
SFAS No. 133	Recognized
(in thousands)

Interest rate caps, floors and swaptions	$(730)
Interest rate swap agreements	716
TRS	(2,857)

Total	$(2,871)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Credit-risk-related Contingent Features
The principal credit risk to the Company through its interest rate risk management strategy is the potential inability of the financial institution from which the derivative financial instruments were purchased to cover all of its obligations. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s risk of loss approximates the fair value of the derivative. To mitigate this exposure, the Company generally purchases its derivative financial instruments from either the institution that holds the debt or from institutions with a minimum A- credit rating.
The Company has agreements with its derivative counterparties that contain a provision, under which the derivative counterparty could terminate the derivative obligations if the Company defaults on its obligations under the bank revolving credit facility and designated conditions have passed. In instances where subsidiaries of the Company have derivative obligations that are secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, one of the Company’s derivative contracts provides that if the Company’s credit rating were to fall below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries of the Company have agreements with certain of its derivative counterparties that contain provisions whereby the subsidiaries of the Company must maintain certain minimum financial ratios.
As of April 30, 2009, the aggregate fair value of all derivative instruments in a liability position, which excludes any adjustment for nonperformance risk is $251,612,000, for which the Company had posted collateral of $90,483,000. If all credit risk contingent features underlying these agreements had been triggered on April 30, 2009, due to the payoff of related debt obligations by termination of default, the Company would have been required to post collateral of the full amount of the liability position referred to above, or $251,612,000.
Variable Interest Entities
In accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”), the Company consolidates a variable interest entity (“VIE”) in which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. VIEs are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company reconsiders this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses. The Company may be subject to additional losses to the extent of any financial support that it voluntarily provides in the future. Additionally, if different estimates are applied in determining future cash flows, and how the cash flows are funded, it may have otherwise concluded on the consolidation method of an entity.
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
As of April 30, 2009, the Company determined that it was the primary beneficiary under FIN No. 46 (R) of 35 VIEs representing 23 properties (21 VIEs representing 10 properties in the Residential Group, 12 VIEs representing 11 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the Company’s general credit. As of April 30, 2009, the Company held variable interests in 41 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s recorded investments in those VIEs totaling approximately $99,000,000 at April 30, 2009. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The carrying value of real estate, nonrecourse mortgage debt and noncontrolling interest of VIEs for which the Company is the primary beneficiary are as follows:

	April 30, 2009	January 31, 2009
	(in thousands)

Real estate, net	$1,703,000	$1,602,000
Nonrecourse mortgage debt	$1,528,000	$1,237,000
Noncontrolling interest	$79,000	$63,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see Note D - Senior and Subordinated Debt) as of April 30, 2009.
New Accounting Standards
In addition to FSP APB 14-1, SFAS No. 160 and SFAS No. 161 noted above, the following accounting standards were also adopted on February 1, 2009:
SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this statement for its financial assets and liabilities on February 1, 2008 (see Note J - Fair Value Measurements) and for its nonfinancial assets and liabilities on February 1, 2009.
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
In November 2008, the FASB issued EITF No. 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141 (R) and SFAS 160. EITF 08-6 provides clarification of how business combination and noncontrolling interest accounting will impact equity method investments. EITF 08-6 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of EITF No. 08-6 on February 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 on February 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008. The adoption of EITF 07-5 by the Company on February 1, 2009 did not have a material impact on its consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows the Company to use its historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The adoption of this FSP on February 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In February 2009, the FASB voted to issue FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP FAS 141(R)-1 requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. The adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 on February 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
The following new accounting standards will be adopted on their respective required effective date:
In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. SFAS 107-1 and APB 28-1”). FSP No. SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB No. 28, “Interim Financial Reporting” to require disclosure about the fair value of financial instruments at interim reporting periods. The statement is effective for interim reporting periods ending after June 15, 2009. The Company does not expect adoption of FSP No. SFAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statement disclosures.
In April 2009, FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), which further clarifies the application of SFAS No. 157 and of FSP FAS No. 157-3. FSP FAS No. 157-4 provides additional guidance in determining the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased. The statement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect adoption of FSP FAS No. 157-4 to have a material impact on its consolidated financial statements.
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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

	April 30,	January 31,
	2009	2009
		(As Adjusted)
	(in thousands)

Members’ and partners’ equity, as below	$467,261	$488,197
Equity of other members and partners	413,736	427,976

Company’s investment in partnerships	53,525	60,221
Advances to and on behalf of other affiliates	187,051	168,774

Total Investments in and Advances to Affiliates	$240,576	$228,995

Summarized financial information for the equity method investments is as follows:
	(Combined 100%)
	April 30,	January 31,
	2009	2009
	(in thousands)

Balance Sheet:
Completed rental properties	$4,042,109	$3,967,896
Projects under development	967,196	931,411
Land held for development or sale	281,283	278,438

Total Real Estate	5,290,588	5,177,745

Less accumulated depreciation	(706,732)	(680,013)

Real Estate, net	4,583,856	4,497,732

Restricted cash - military housing bond funds	713,091	795,616
Other restricted cash	213,313	207,507
Other assets	371,564	375,465

Total Assets	$5,881,824	$5,876,320

Mortgage debt, nonrecourse	$4,600,811	$4,571,375
Other liabilities	813,752	816,748
Members’ and partners’ equity	467,261	488,197

Total Liabilities and Members’/Partners’ Equity	$5,881,824	$5,876,320

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B. Investments in and Advances to Affiliates (continued)

	(Combined 100%)
	Three Months Ended April 30,
	2009	2008
	(in thousands)
Operations:
Revenues	$244,714	$240,838
Operating expenses	(164,530)	(168,886)
Interest expense	(58,585)	(59,533)
Impairment of unconsolidated entities (1)	(11,300)	-
Depreciation and amortization	(49,906)	(48,219)
Interest and other income	5,210	17,364

Loss from continuing operations	(34,397)	(18,436)

Discontinued operations:
Gain on disposition of rental properties (2)	-	3,070
Operating earnings (loss) from rental properties	-	(18)

Discontinued operations subtotal	-	3,052

Net loss (pre-tax)	$(34,397)	$(15,384)

Company’s portion of net loss (pre-tax)	$(15,866)	$(9,647)

(1)	The following table shows the detail of the impairment of unconsolidated entities:

		Three Months Ended April 30,
		2009	2008
		(in thousands)
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	$4,892	$-
Apartment Communities:
Millender Center	(Detroit, Michigan)	4,252	-
Metropolitan Lofts	(Los Angeles, California)	1,039	-
Residences at University Park	(Cambridge, Massachusetts)	855	-
Two land development projects		262	-

Total impairment of unconsolidated entities		$11,300	$-

Company’s portion of impairment of unconsolidated entities		$9,560	$-

(2)
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations under the provisions of SFAS No. 144; therefore, gains or losses on the sale of equity method properties are reported in continuing operations when sold. The following table shows the detail of gain on disposition of rental properties that were held by equity method investments, which is included in equity in earnings (loss) of unconsolidated entities in the Consolidated Statements of Operations.

		Three Months Ended April 30,
		2009	2008

One International Place (Office Building)	(Cleveland, Ohio)	$-	$3,070

Company’s portion of gain on disposition of equity method rental properties		$-	$881

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.	Investments in and Advances to Affiliates (continued)
For the three months ended April 30, 2009 and 2008, Nets Sports and Entertainment, LLC (“NSE”), an equity method investment which owns The Nets and certain real estate in Brooklyn, New York for the proposed sports and entertainment arena, was deemed a significant subsidiary. Summarized statements of operations information for NSE is as follows:

	Three Months Ended April 30,
	2009	2008
	(in thousands)
Operations:
Revenues	$38,448	$48,216
Operating expenses	(44,385)	(50,471)
Interest expense	(2,846)	(1,857)
Depreciation and amortization	(16,800)	(20,214)

Net loss (pre-tax)	$(25,583)	$(24,326)

Company’s portion of net loss (pre-tax)	$(10,901)	$(12,827)

C.	Bank Revolving Credit Facility
At April 30 and January 31, 2009, the Company’s bank revolving credit facility provides for maximum borrowings of $750,000,000 and matures in March 2010. The credit facility bears interest at the Company’s option at either a LIBOR-based rate plus 2.50% (3.06% and 2.98% at April 30 and January 31, 2009, respectively), or a Prime-based rate plus 1.50%. The Company has historically elected the LIBOR-based rate option. The credit facility restricts the Company’s ability to purchase, acquire, redeem or retire any of its capital stock, and prohibits the Company from paying any dividends on its capital stock through the maturity date. The credit facility allows certain actions by the Company or its subsidiaries, such as default in paying debt service or allowing foreclosure on an encumbered real estate asset, only to the extent such actions do not have a material adverse effect, as defined in the agreement, on the Company. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, and specified levels of net worth (as defined in the credit facility). At April 30, 2009, the Company was in compliance with all of these financial covenants.
The Company is continuing to negotiate with its lenders to extend the revolving credit facility. While the ultimate outcome of the extension is unknown, the Company anticipates an extension will result in a reduced commitment from the lenders, increased borrowing costs and modifications to the financial covenants. In the event an extension is not at a level to support the Company’s operating cash flows, the Company would continue a plan to raise capital through the sale of assets, admitting other joint venture equity partners into some of the Company’s properties, curtailing capital expenditures and/or raising additional funds in a public or private equity offering.
The available credit on the bank revolving credit facility at April 30 and January 31, 2009 were as follows:

	April 30, 2009	January 31, 2009
	(in thousands)

Maximum borrowings	$750,000	$750,000
Less outstanding balances:
Borrowings	378,000	365,500
Letters of credit	75,427	65,949
Surety bonds	-	-

Available credit	$296,573	$318,551

During the period from May 1, 2009 to June 5, 2009, the Company has repaid $350,417,000 of the outstanding borrowings under the bank revolving credit facility at April 30, 2009, primarily with the net proceeds received from the May 2009 public common stock offering (see Note N – Subsequent Event).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D.	Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at April 30 and January 31, 2009:

		January 31, 2009
	April 30, 2009	(As Adjusted)
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$250,295	$248,154

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	800,295	798,154

Subordinated Debt:
Redevelopment Bonds due 2010	17,635	18,910
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	46,635	47,910

Total Senior and Subordinated Debt	$846,930	$846,064

Puttable Equity-Linked Senior Notes
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. The Company may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. During the year ended January 31, 2009, the Company purchased on the open market $15,000,000 in principal of its puttable equity-linked senior notes. There was $272,500,000, of principal, outstanding at April 30 and January 31, 2009.
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At April 30, 2009, none of the aforementioned circumstances have been met.
If a note is put to the Company, a holder would receive (i) cash equal to the lesser of the principal amount of the note or the put value and (ii) to the extent the put value exceeds the principal amount of the note, shares of the Company’s Class A common stock, cash, or a combination of Class A common stock and cash, at the Company’s option. The initial put value rate was 15.0631 shares of Class A common stock per $1,000 principal amount of notes (equivalent to a put value price of $66.39 per share of Class A common stock). The put value rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change,” as defined, occurs prior to the maturity date, the Company will in some cases increase the put value rate for a holder that elects to put their notes.
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
The effect of the adoption of FSP APB 14-1 (see the “Adoption of FSP APB 14-1” section of Note A) on the carrying amounts of the Company’s debt and equity balances as of April 30 and January 31, 2009 is as follows:

	April 30, 2009	January 31, 2009
	(in thousands)

Carrying amount of the equity component	$45,885	$45,885

Outstanding principal amount of the puttable equity-linked senior notes	$272,500	$272,500
Unamortized discount	(22,205)	(24,346)

Net carrying amount of the puttable equity-linked senior notes	$250,295	$248,154

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for both the three months ended April 30, 2009 and 2008. The Company recorded non-cash interest expense of $2,141,000 and $2,200,000 for the three months ended April 30, 2009 and 2008, respectively. The Company recorded contractual interest expense of $2,470,000 and $2,605,000 for the three months ended April 30, 2009 and 2008, respectively.
Other Senior Notes
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in the years thereafter.
On January 25, 2005, the Company issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by the Company at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter.
On February 10, 2004, the Company issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by the Company, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest.
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
Subordinated Debt
In November 2000, the Company issued $20,400,000 of redevelopment bonds in a private placement. The bonds bear a fixed interest rate of 8.25% and are due September 15, 2010. The Company entered into a TRS for the benefit of these bonds that expires on September 15, 2009. Under this TRS, the Company receives a rate of 8.25% and pays the SIFMA rate plus a spread (0.90% through the expiration date). Interest is payable semi-annually on March 15 and September 15. This debt is unsecured and subordinated to the senior notes and the bank revolving credit facility.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D.	Senior and Subordinated Debt (continued)
The TRS, accounted for as a derivative, is required to be marked to fair value at the end of each reporting period. As stated in the “Accounting for Derivative Instruments and Hedging Activities” section of Note A, any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings. At April 30 and January 31, 2009, the fair value of the TRS was $(2,765,000) and $(1,490,000), respectively, recorded in accounts payable and accrued expenses; therefore, the fair value of the bonds was reduced by the same amount to $17,635,000 and $18,910,000, respectively (refer to Note F – Fair Value Measurements).
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
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. The Company recorded $132,000 and $160,000 of interest income related to this arrangement in the Consolidated Statements of Operations for the three months ended April 30, 2009 and 2008, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The Senior Subordinated Bonds were remarketed on April 16, 2009 with proceeds from the issuance of $86,000,000 of Park Creek Metropolitan District Senior Limited Property Tax Supported Revenue Refunding and Improvement Bonds Series 2009. The agreement described above expired with the remarketing of the Senior Subordinate Bonds on April 16, 2009.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and was acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a TRS with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pay SIFMA plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. During the year ended January 31, 2009, one of the Company’s consolidated subsidiaries purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds were purchased by one of the Company’s consolidated subsidiaries, and a corresponding amount of a related TRS was terminated and corresponding secured borrowings removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets in the Consolidated Balance Sheets was $58,000,000 at both April 30 and January 31, 2009. The outstanding TRS contracts on the $43,000,000 and $48,000,000 of secured borrowings related to the Converted Bonds at April 30 and January 31, 2009, respectively, were supported by collateral consisting of certain notes receivable owned by the Company aggregating $18,023,000. The Company recorded net interest income of $842,000 and $838,000 and related to the TRS in the Consolidated Statements of Operations for the three months ended April 30, 2009 and 2008, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.	Financing Arrangements (continued)
Other Structured Financing Arrangements
In May 2004, Lehman Brothers, Inc. (“Lehman”) purchased $200,000,000 in tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”), with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with Lehman to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC is entitled to receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index, less all fees and expenses due to Lehman (collectively, the “Fee”). On July 1, 2008, $100,000,000 of the DURA bonds were remarketed. On July 15, 2008, Stapleton Land, LLC was paid $13,838,000 of the fee, which represented the fee earned on the remarketed DURA bonds.
The Company has concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN No. 46(R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The Fee has been accounted for as a derivative with changes in fair value recorded through earnings. During the year ended January 31, 2009 Lehman filed for bankruptcy. As a result, the Company reassessed the collectibility of the Fee during the third quarter of 2008 and decreased the fair value to $-0-, resulting in an increase to operating expenses in the Consolidated Statements of Operations of $13,816,000 for the year ended January 31, 2009. The Company recorded interest income of $-0- and $1,170,000, related to the change in fair value of the Fee in the Consolidated Statements of Operations at April 30, 2009 and 2008, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,232,000 of this commitment as of April 30, 2009.
F. Fair Value Measurements
The Company’s financial assets and liabilities subject to SFAS No. 157 are interest rate caps and swaptions, interest rate swap agreements (including forward swaps), TRS and borrowings subject to TRS (refer to the Accounting for Derivative Instruments and Hedging Activities section of Note A).
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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments, which includes the interest rate caps, floors, swaptions, and interest rate swap agreements (including forward swaps), based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F.	Fair Value Measurements (continued)
current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of April 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments positions and has determined that the credit valuation adjustments are significant to the overall valuation of two interest rate swaps, and are not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that two interest rate swaps valuations are classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral; interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At April 30, 2009, TRS borrowings subject to fair value adjustments are approximately $516,195,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consists of interest rate caps and floors, interest rate swap agreements with a positive fair value, and TRS with a positive fair value and are included in other assets. The Company’s financial liabilities consists of interest rate swap agreements with a negative fair value (which includes the forward swaps) and TRS with a negative fair value included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt, nonrecourse or senior and subordinated debt. The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at April 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)

Interest rate caps and floors	$-	$1,887	$-	$1,887
Interest rate swap agreements (positive fair value)	-	2,441	-	2,441
TRS (positive fair value)	-	-	1,280	1,280
Interest rate swap agreements (negative fair value)	-	(55,853)	(109,360)	(165,213)
TRS (negative fair value)	-	-	(63,891)	(63,891)
Fair value adjustment to the borrowings subject to TRS	-	-	51,221	51,221

Total	$-	$(51,525)	$(120,750)	$(172,275)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F.	Fair Value Measurements (continued)
The table below presents a reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended April 30, 2009.

		Fair Value Measurements
		Three Months Ended April 30, 2009
			(in thousands)
			Fair value
			adjustment
			to the
	Interest Rate	Net	borrowings	Total TRS
	Swaps	TRS	subject to TRS	Related

Balance, February 1, 2009	$(113,109)	$(67,873)	$59,340	$(8,533)
Total realized and unrealized gains (losses):
Included in earnings	-	5,262	(8,119)	(2,857)
Included in other comprehensive income	3,749	-	-	-

Balance, April 30, 2009	$(109,360)	$(62,611)	$51,221	$(11,390)

G.	Stock-Based Compensation
During the three months ended April 30, 2009, the Company granted 298,172 stock options and 646,862 shares of restricted stock under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $4.56, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 65.9%, risk-free interest rate of 2.02%, and expected dividend yield of 0%. The exercise price of the options is $7.80, which was the closing price of the underlying stock on the date of grant. The restricted stock had a grant-date fair value of $7.80 per share, which was the closing price of the stock on the date of grant.
At April 30, 2009, there was $12,921,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.13 years, and there was $17,359,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.89 years.
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended April 30,
	2009	2008
	(in thousands)

Stock option costs	$2,444	$2,576
Restricted stock costs	2,239	1,893

Total stock-based compensation costs	4,683	4,469
Less amount capitalized into qualifying real estate projects	(2,416)	(1,732)

Amount charged to operating expenses	2,267	2,737
Depreciation expense on capitalized stock-based compensation	104	61

Total stock-based compensation expense	$2,371	$2,798

Deferred income tax benefit	$787	$921

SFAS No. 123(R) “Share-Based Payment” requires the immediate recognition of stock-based compensation costs for awards granted to retirement-eligible grantees. The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the three months ended April 30, 2009 and 2008 was $350,000 and $974,000, respectively.
In connection with the vesting of restricted stock during the three months ended April 30, 2009 and 2008, the Company repurchased into treasury 21,856 shares and 16,893 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $107,000 and $642,000, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H.	Income Taxes
Income tax benefit for the three months ended April 30, 2009 and 2008 was $(22,271,000) and $(19,859,000), respectively. The difference in the income tax benefit reflected in the Consolidated Statements of Operations versus the income tax benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, cumulative effect of changing our effective tax rate, additional state NOL’s and general business credits, changes to the Company’s charitable contribution carryover, changes to the valuation allowances related to charitable contributions and various permanent differences between pre-tax GAAP income and taxable income.
At January 31, 2009, the Company had a federal net operating loss carryforward for tax purposes of $113,458,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2029, a charitable contribution deduction carryforward of $42,705,000 that will expire in the years ending January 31, 2010 through January 31, 2014 ($5,650,575 expiring in the year ended January 31, 2010), general business credit carryovers of $15,099,000 that will expire in the years ending January 31, 2010 through January 31, 2029 ($36,253 expiring in the year ended January 31, 2010), and an alternative minimum tax (“AMT”) credit carryforward of $28,501,000 that is available until used to reduce Federal tax to the AMT amount.
The Company’s policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating its future tax position. The Company has a full valuation allowance against the deferred tax asset associated with its charitable contributions. The company has a valuation allowance against its general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. These valuation allowances exist because management believes at this time that it is more likely than not that the Company will not realize these benefits.
The Company applies the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”) adjustments to the net operating loss. The Company has not recorded a net deferred tax asset of approximately $17,096,000, as of January 31, 2009, from excess stock-based compensation deductions for which a benefit has not yet been recognized.
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
As of April 30 and January 31, 2009, the Company had unrecognized tax benefits of $1,611,000 and $1,481,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of April 30 and January 31, 2009, the Company had approximately $496,000 and $463,000, respectively, of accrued interest related to uncertain income tax positions. During the three months ended April 30, 2009 and 2008, $32,000 and $89,000, respectively, of tax expense was booked relating to interest on uncertain tax positions.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of April 30, 2009 and 2008, is $145,000 and $348,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at April 30, 2009. Included in the $1,611,000 of unrecognized benefits noted above, is $1,450,000 which, due to the reasons above, could significantly decrease during the next twelve months.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I.	Discontinued Operations and Gain on Disposition of Rental Properties
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three months ended April 30, 2009 and 2008. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
During the year ended January 31, 2008, the Company consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties and the property under construction, Sterling Glen of Roslyn located in Roslyn, New York, were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008. The operating results of the property for the three months ended April 30, 2008 is classified as discontinued operations.
The four remaining properties entered into long-term operating leases with the purchaser. On January 30, 2009, terms of the purchase agreement for the sale of Sterling Glen of Rye Brook, whose operating lease had a stated term of ten years, were amended and the property was sold. The operating results of the property for the three months ended April 30, 2008 is classified as discontinued operations. On January 31, 2009, another long-term operating lease with the purchaser that had a stated term of ten years was cancelled and the operations of the property were transferred back to the Company.
The two remaining properties have long-term operating leases with stated terms of five years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. The Company is generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. The Company has continued to consolidate the leased properties in its Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” have not been achieved. Further, the Company has concluded that the leased properties have met the criteria as VIEs pursuant to FIN No. 46(R), and due to the Company’s obligation to absorb a majority of expected losses, the leased properties are consolidated by the Company at April 30, 2009. Additionally, these properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of April 30, 2009; therefore, these properties have not been included in discontinued operations.
The following table lists the consolidated rental properties included in discontinued operations:

		Square Feet/	Period	Three Months Ended
Property	Location	Number of Units	Disposed	4/30/2009	4/30/2008

Commercial Group:
Grand Avenue	Queens, New York	119,000 square feet	Q1-2009	Yes	Yes

Residential Group:
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	-	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	-	Yes

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I.	Discontinued Operations and Gain on Disposition of Rental Properties (continued)
The operating results related to discontinued operations were as follows:

	Three Months
	Ended April 30,
	2009	2008
	(in thousands)

Revenues from real estate operations	$813	$3,180

Expenses
Operating expenses	320	531
Depreciation and amortization	107	663

	427	1,194

Interest expense	(322)	(1,264)
Amortization of mortgage procurement costs	(5)	(97)

Interest income	-	7
Gain on disposition of a rental property	4,548	-

Earnings before income taxes	4,607	632

Income tax expense (benefit)
Current	3,777	140
Deferred	(1,990)	104

	1,787	244

Net earnings from discontinued operations	$2,820	$388

J.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Loss on Early Extinguishment of Debt
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded in accordance with the provisions of SFAS No. 144. The Company recorded an impairment of real estate of $1,124,000 for the three months ended April 30, 2009 related to a residential land sale and related development opportunity in Mamaroneck, New York. The write down to the estimated fair value, less cost to sell, was determined based upon actual sales negotiations and a bona fide purchase offer received from a third party. The Company recorded no impairments of real estate during the three months ended April 30, 2008.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may not be recoverable. In cases where the Company estimates that it does not expect the value in its equity method investments to be recovered within 12 months, an impairment charge is recorded in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as a reduction in the carrying value of the investment. The Company estimates the fair value of its unconsolidated entities in accordance with SFAS No. 157. In order to arrive at the estimates, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
J.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Loss on Early Extinguishment of Debt (continued)
The following table summarizes the Company’s impairment of unconsolidated entities for the three months ended April 30, 2009 and 2008, which are included in the Consolidated Statements of Operations.

		Three Months
		Ended April 30,
		2009	2008
		(in thousands)

Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	$3,152	$-
Apartment Communities
Millender Center	(Detroit, Michigan)	4,252	-
Metropolitan Lofts	(Los Angeles, California)	1,039	-
Residences at University Park	(Cambridge, Massachusetts)	855	-
Two land development projects		262	-

		$9,560	$-

Write-Off of Abandoned Development Projects
The Company reviews, on a quarterly basis, each project under development to determine whether it is probable the project will be developed. If it is determined by management that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. The Company may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, the Company may fail to recover expenses already incurred in exploring development opportunities. The Company recorded write-offs of abandoned development projects of $14,393,000 and $26,692,000 for the three months ended April 30, 2009 and 2008, respectively, which were recorded in operating expenses in the Consolidated Statement of Operations.
Loss on Early Extinguishment of Debt
For the three months ended April 30, 2009 and 2008, the Company recorded $-0- and $5,179,000, respectively, as loss on early extinguishment of debt. For the three months ended April 30, 2008, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, and 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms. These charges were partially offset by a gain on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio.
K.	Earnings per Share
Earnings per share has been computed under the provisions of SFAS No. 128 “Earnings Per Share.” Pursuant to EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”), the Class A Common Units issued in exchange for Bruce C. Ratner’s noncontrolling interest in the Forest City Ratner Company portfolio in November 2006, which are reflected as noncontrolling interest in the Company’s Consolidated Balance Sheets, are considered convertible participating securities as they are entitled to participate in any dividends paid to the Company’s common shareholders. The Class A Common Units are included in the computation of basic earnings per share using the two-class method and are included in the computation of diluted earnings per share using the if-converted method. Under FSP EITF 03-6-1, which the Company adopted effective February 1, 2009, the Company’s restricted stock is considered a participating security pursuant to the two-class method for computing basic earnings per share.
The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2009 and 2008 as well as the net loss attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2009 and 2008 were allocated solely to holders of common stock as the participating security holders do not share in the losses in accordance with EITF 03-6.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K.	Earnings per Share (continued)
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table.

	Three Months Ended April 30,
	2009	2008

Numerators (in thousands)
Loss from continuing operations attributable to Forest City Enterprises, Inc. - basic and diluted	$(33,499)	$(40,790)

Net loss attributable to Forest City Enterprises, Inc. - basic and diluted	$(30,679)	$(40,402)

Denominators
Weighted average shares outstanding - basic	102,911,485	102,613,817
Effect of stock options and restricted stock (1)(2)	-	-
Effect of convertible Class A Common Units (1)	-	-

Weighted average shares outstanding - diluted (3)(4)	102,911,485	102,613,817

Earnings Per Share
Loss from continuing operations attributable to Forest City Enterprises, Inc. - basic and diluted	$(0.33)	$(0.39)

Net loss attributable to Forest City Enterprises, Inc. - basic and diluted	$(0.30)	$(0.39)
(1)
Incremental shares from dilutive securities of 3,662,244 and 4,616,829 for the three months ended April 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

(2)
Weighted-average options and restricted stock of 4,445,728 and 2,088,736 for the three months ended April 30, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

(3)
For the three months ended April 30, 2009, weighted-average performance shares of 172,609 were not included in the computation of diluted earnings per share because the performance criteria were not satisfied as of the end of the period.

(4)
The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note D – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the three months ended April 30, 2009 and 2008 as the Company’s average stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the three months ended April 30, 2009 and 2008 as the Company’s stock price did not exceed the exercise price.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L. Segment Information
The Company operates through three strategic business units and five reportable segments, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The three strategic units/reportable segments are the Commercial Group, Residential Group and Land Development Group (“Real Estate Groups”). The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The remaining two reportable segments are The Nets, a franchise of the National Basketball Association in which the Company accounts for its investment on the equity method of accounting, and Corporate Activities. The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands and all prior year amounts are “as adjusted” as applicable.

	April 30,	January 31,	Three Months Ended April 30,
	2009	2009	2009	2008
	Identifiable Assets		Capital Expenditures

Commercial Group	$8,308,507	$8,251,407	$132,403	$167,850
Residential Group	2,795,462	2,548,712	101,581	69,643
Land Development Group	440,494	431,938	-	948
The Nets (1)	(280)	(3,302)	-	-
Corporate Activities	113,980	151,752	150	58

	$11,658,163	$11,380,507	$234,134	$238,499

	Three Months Ended April 30,		Three Months Ended April 30,
	2009	2008	2009	2008
	Revenues from Real Estate
	Operations		Operating Expenses

Commercial Group	$228,999	$217,646	$110,923	$127,313
Commercial Group Land Sales	6,628	3,648	3,983	2,862
Residential Group	74,932	77,294	58,168	54,901
Land Development Group	2,470	6,422	5,952	9,530
The Nets	-	-	-	-
Corporate Activities	-	-	15,821	12,750

	$313,029	$305,010	$194,847	$207,356

	Depreciation and Amortization
	Expense		Interest Expense

Commercial Group	$50,696	$50,595	$59,497	$56,757
Residential Group	14,812	14,465	10,393	9,242
Land Development Group	233	192	249	(4)
The Nets	-	-	-	-
Corporate Activities	717	754	21,569	16,478

	$66,458	$66,006	$91,708	$82,473

			Net Earnings (Loss) Attributable to
	Interest and Other Income		Forest City Enterprises, Inc.

Commercial Group	$583	$1,780	$11,625	$(11,702)
Residential Group	4,071	3,590	(7,672)	1,951
Land Development Group	2,154	2,836	256	(516)
The Nets	-	-	(6,992)	(8,960)
Corporate Activities	-	192	(27,896)	(21,175)

	$6,808	$8,398	$(30,679)	$(40,402)

(1)	The identifiable assets of ($280) and ($3,302) represent losses in excess of the Company’s investment basis in The Nets at April 30 and January 31, 2009, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L. Segment Information (continued)
The Company uses a measure defined as Earnings Before Depreciation, Amortization and Deferred Taxes (“EBDT”) to report its operating results. EBDT is a non-GAAP measure and is defined as net earnings excluding the following items: i) gain (loss) on disposition of rental properties, divisions and other investments (net of tax); ii) the adjustment to recognize rental revenues and rental expense using the straight-line method; iii) non-cash charges for real estate depreciation, amortization, amortization of mortgage procurement costs and deferred income taxes; iv) preferred payment which is classified as noncontrolling interest expense in the Company’s Consolidated Statements of Operations; v) impairment of real estate (net of tax); vi) extraordinary items (net of tax); and vii) cumulative or retrospective effect of change in accounting principle (net of tax).
The Company believes that, although its business has many facets such as development, acquisitions, disposals, and property management, the core of its business is the recurring operations of its portfolio of real estate assets. The Company’s Chief Executive Officer, the chief operating decision maker, uses EBDT, as presented, to assess performance of its portfolio of real estate assets by operating segment because it provides information on the financial performance of the core real estate portfolio operations. EBDT measures the profitability of a real estate segment’s operations of collecting rent, paying operating expenses and servicing its debt. The Company’s segments adhere to the accounting policies described in Note A. Unlike the real estate segments, EBDT for The Nets segment equals net earnings (loss). All amounts in the following tables are represented in thousands.
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended April 30, 2009	Group	Group	Group	The Nets	Activities	Total

EBDT	$58,373	$17,532	$61	$(6,992)	$(27,370)	$41,604
Depreciation and amortization – Real Estate Groups	(51,900)	(20,025)	(96)	-	-	(72,021)
Amortization of mortgage procurement costs – Real Estate Groups	(2,994)	(886)	(137)	-	-	(4,017)
Deferred taxes – Real Estate Groups	3,319	2,084	588	-	(526)	5,465
Straight-line rent adjustment	2,759	4	-	-	-	2,763
Preference payment (1)	(585)	-	-	-	-	(585)
Impairment of real estate, net of tax	-	(688)	-	-	-	(688)
Impairment of unconsolidated entities, net of tax	-	(5,693)	(160)	-	-	(5,853)
Discontinued operations, net of tax: (2)
Depreciation and amortization – Real Estate Groups	(107)	-	-	-	-	(107)
Amortization of mortgage procurement costs – Real Estate Groups	(5)	-	-	-	-	(5)
Deferred taxes – Real Estate Groups	(31)	-	-	-	-	(31)
Straight-line rent adjustment	12	-	-	-		12
Gain on disposition of rental properties	2,784	-	-	-		2,784

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$11,625	$(7,672)	$256	$(6,992)	$(27,896)	$(30,679)

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended April 30, 2008	Group	Group	Group	The Nets	Activities	Total

EBDT	$33,031	$17,227	$(686)	$(8,960)	$(24,658)	$15,954
Depreciation and amortization – Real Estate Groups	(51,934)	(18,137)	(76)	-	-	(70,147)
Amortization of mortgage procurement costs – Real Estate Groups	(2,476)	(647)	(123)	-	-	(3,246)
Deferred taxes – Real Estate Groups	5,539	3,872	291	-	5,529	15,231
Straight-line rent adjustment	3,134	4	(1)	-	-	3,137
Preference payment (1)	(936)	-	-	-	-	(936)
Gain on disposition of other investments, net of tax	-	-	-	-	92	92
Gain on disposition of unconsolidated entities, net of tax	541	-	-	-	-	541
Retrospective effect of FSP APB 14-1	1,594	291	79	-	(2,138)	(174)
Discontinued operations, net of tax: (2)
Depreciation and amortization – Real Estate Groups	(191)	(472)	-	-	-	(663)
Amortization of mortgage procurement costs – Real Estate Groups	(6)	(91)	-	-	-	(97)
Deferred taxes – Real Estate Groups	(8)	(96)	-	-	-	(104)
Straight-line rent adjustment	10	-	-	-	-	10

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(11,702)	$1,951	$(516)	$(8,960)	$(21,175)	$(40,402)

(1)
The preference payment of $585 and $936 for the three months ended April 30, 2009 and 2008, respectively, represents one quarter’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s noncontrolling interest in the Forest City Ratner Company portfolio. See Note M – Class A Common Units for more information.

(2)	See Note I for discontinued operations information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
M.	Class A Common Units
Master Contribution Agreement
The Company and certain of its affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interest under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. The carrying value of the Units are included as noncontrolling interest on the Consolidated Balance Sheets at April 30 and January 31, 2009, in accordance with SFAS No. 160. Also pursuant to the Master Contribution Agreement, the Company and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and the Company, in its discretion, chooses among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
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
The consideration exchanged by the Company for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. The Company calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheet and will be accreted up to the total liability through interest expense over the next 15 years using the effective interest method.
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
Exchange of Units
In July 2008, the BCR Entities exchanged 247,477 of the Units. The Company issued 128,477 shares of its Class A common stock for 128,477 of the Units and paid cash of $3,501,000 for 119,000 Units. The Company accounted for the exchange as a purchase of noncontrolling interest, resulting in a reduction of noncontrolling interest of $12,624,000. The following table summarizes the components of the exchange transaction (in thousands):

Reduction of completed rental properties	$5,345
Reduction of cash and equivalents	3,501
Increase in Class A common stock - par value	42
Increase in additional paid-in capital	3,736

Total reduction of noncontrolling interest	$12,624

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding, the Company redeemed Mr. Ratner’s noncontrolling interest in two entities in exchange for the Company’s majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” as acquisitions of the noncontrolling interest in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of noncontrolling interest of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the three months ended April 30, 2008 as the results do not have a material impact on the Consolidated Statements of Operations.
N.	Subsequent Event
In May 2009, the Company sold 52,325,000 of its Class A Common Shares, which included shares to cover the underwriters’ over-allotment, in an underwritten public offering pursuant to an effective registration statement at a public offering price of $6.60 per share. The Company received net proceeds of $330,417,000 after deducting underwriting discounts and commissions. The Company used the net proceeds from the offering to reduce its outstanding borrowings under its bank revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of Forest City Enterprises, Inc. and subsidiaries should be read in conjunction with the financial statements and the footnotes thereto contained in the annual report on Form 10-K for the year ended January 31, 2009.
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
We have approximately $11.7 billion of assets in 27 states and the District of Columbia at April 30, 2009. Our core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the first quarter of 2009 included:
•
The disposition of Grand Avenue, a specialty retail center located in the Borough of Queens, New York, which closed April 16, 2009. The property had a selling price of approximately $33,500,000 and generated net proceeds of approximately $9,042,000;

•	Our selection by BlackRock, Inc. to assume retail management and leasing duties at the Southlands, a 1,700,000 square foot mixed-use lifestyle center in southeast Denver, Colorado;

•	The land sale and related development opportunity located in Mamaroneck, New York, which generated proceeds of $14,000,000;

•
Securing a $161,900,000 refinancing of a nonrecourse mortgage associated with our Atlantic Yards project in Brooklyn, New York, of which $143,280,000 is recorded on a consolidated entity and $18,620,000 on an unconsolidated entity;

•
The agreement with the City of Hallandale Beach, Florida, for up to $900,000 per year for 15 years of tax-increment financing (TIF) for Village at Gulfstream, a 500,000 square foot, high-end retail and entertainment destination currently under construction in Hallandale Beach. We also announced 32 top-tier tenants for the center, which is expected to open in the first quarter of 2010; and

•	Closing $141,516,000 in other nonrecourse mortgage financing transactions.

Subsequent to April 30, 2009, we announced the following significant milestones:
•
The completion of the sale of 52,325,000 of our Class A Common Shares, which included shares to cover the underwriters’ over-allotment, in an underwritten public offering pursuant to an effective registration statement at a public offering price of $6.60 per share. We received net proceeds of $330,417,000 after deducting underwriting discounts and commissions;

•
The unanimous ruling (issued May 15, 2009) by the Appellate Supreme Court of the State of New York Division, Second Judicial Department, against opponents and upholding New York State’s right to use eminent domain given the public benefits associated with our Brooklyn Atlantic Yards project. As a result, we intend to break ground on the project this year, with the goal of having The Nets play basketball in a new Barclays Center arena; and

•
Closing $100,654,000 in nonrecourse mortgage financing transactions, as well as addressing another $66,000 of mortgage debt maturing during fiscal year ending January 31, 2010 through signed lender commitments and/or automatic extensions.

Retrospective Adoption of New Accounting Standard
Effective February 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This standard required us to restate the prior year financial statements to show retrospective application upon adoption. FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This statement changed the accounting treatment for our 3.625% Puttable Equity-Linked Senior Notes (“the Notes”) due October 2011, which were issued in October 2006. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. This allocation is based upon what the assumed interest rate would have been on the date of issuance if we had issued similar nonconvertible debt. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, we recorded additional capitalized interest based on our qualifying expenditures on our development projects. Deferred financing costs decreased related to the reallocation of the original issuance costs between the debt instrument and equity component and the gain recognized from the purchase of $15,000,000, in principal, of the Notes during the three months ended October 31, 2008 was adjusted to reflect the requirements of gain recognition under FSP APB 14-1 (see the “Senior and Subordinate Debt” section of the MD&A).
The following tables reflect our as reported amounts along with the as adjusted amounts as a result of the retrospective adoption of FSP APB 14-1:

	January 31, 2009
	As	APB 14-1	As
	Reported	Adjustments	Adjusted
		(in thousands)

Consolidated Balance Sheet
Real estate, net	$9,212,834	$16,468	$9,229,302
Other assets	936,902	(631)	936,271
Senior and subordinated debt	870,410	(24,346)	846,064
Deferred income taxes	439,282	16,054	455,336
Additional paid-in capital	241,539	26,257	267,796
Retained earnings	645,852	(2,128)	643,724

	Three Months Ended April 30, 2008
	As	APB 14-1	As
	Reported	Adjustments	Adjusted
	(in thousands, except per share data)

Consolidated Statement of Operations (1)
Depreciation and amortization	$65,961	$45	$66,006
Interest expense, net of capitalized interest	82,299	174	82,473
Deferred income tax benefit	(20,124)	(86)	(20,210)
Loss from continuing operations	(39,963)	(133)	(40,096)
Net loss attributable to Forest City Enterprises, Inc.	(40,269)	(133)	(40,402)
Net loss attributable to Forest City Enterprises, Inc. per share - basic and diluted	(0.39)	0.00	(0.39)
(1)
Adjusted to reflect the impact of discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) (refer to the “Discontinued Operations” section of the MD&A).

Net Loss Attributable to Forest City Enterprises, Inc.– Net loss attributable to Forest City Enterprises, Inc. for the three months ended April 30, 2009 was $30,679,000 versus $40,402,000 for the three months ended April 30, 2008. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance to the prior year is primarily attributable to the following increases, which are net of tax and noncontrolling interest:
•
$7,529,000 ($12,299,000, pre-tax) related to decreased write-offs of abandoned development projects in 2009 compared to 2008, primarily due to the 2008 write-off of Summit at Lehigh Valley, a Commercial development project with a housing component in Allentown, Pennsylvania, which represented $13,069,000 ($21,513,000 pre-tax) of the total decrease;

•
$3,003,000 ($4,906,000, pre-tax) in 2009 of decreased expenses related to the early extinguishment of nonrecourse mortgage debt primarily at Galleria at Sunset, a regional mall in Henderson, Nevada and at 1251 S. Michigan and Sky55, apartment communities in Chicago, Illinois, in order to secure more favorable financing terms in 2008. These changes were offset, in part, by a gain on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building in Cleveland, Ohio;

•	$2,784,000 ($4,548,000, pre-tax) related to a gain on the disposition of Grand Avenue, a specialty retail center in Queens, New York;

•	$1,968,000 ($2,792,000, pre-tax) related to the decreased share of losses from our equity investment in the New Jersey Nets basketball team (see “The Nets” section of the MD&A); and

•
$1,860,000 ($3,031,000, pre-tax) related to participation payments in 2008 on the refinancing of 350 Massachusetts Avenue, an unconsolidated office building and Jackson Building, a consolidated office building, both in Cambridge, Massachusetts.

These increases were partially offset by the following decreases, net of tax and noncontrolling interest:
•	$5,853,000 ($9,560,000, pre-tax) related to the 2009 increase in impairment charges of unconsolidated entities; and

•
$1,880,000 ($3,071,000, pre-tax) primarily related to an increase in corporate operating expenses related to company-wide severance and outplacement costs offset by decreases in compensation and related benefits, charitable contributions and additional decreases in general corporate expenses.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment for the three months ended April 30, 2009 and 2008, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended April 30,
		2008
	2009	(As Adjusted)	Variance
		(in thousands)
Revenues from Real Estate Operations
Commercial Group	$228,999	$217,646	$11,353
Commercial Group Land Sales	6,628	3,648	2,980
Residential Group	74,932	77,294	(2,362)
Land Development Group	2,470	6,422	(3,952)
The Nets	-	-	-
Corporate Activities	-	-	-

Total Revenues from Real Estate Operations	$313,029	$305,010	$8,019

Operating Expenses
Commercial Group	$110,923	$127,313	$(16,390)
Cost of Commercial Group Land Sales	3,983	2,862	1,121
Residential Group	58,168	54,901	3,267
Land Development Group	5,952	9,530	(3,578)
The Nets	-	-	-
Corporate Activities	15,821	12,750	3,071

Total Operating Expenses	$194,847	$207,356	$(12,509)

Interest Expense
Commercial Group	$59,497	$56,757	$2,740
Residential Group	10,393	9,242	1,151
Land Development Group	249	(4)	253
The Nets	-	-	-
Corporate Activities	21,569	16,478	5,091

Total Interest Expense	$91,708	$82,473	$9,235

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$836	$441	$395
Gain on disposition of One International Place	-	881	(881)
Residential Group	1,447	2,731	(1,284)
Land Development Group	2,092	(227)	2,319
The Nets	(10,681)	(13,473)	2,792
Corporate Activities	-	-	-

Total Equity in Loss of Unconsolidated Entities	$(6,306)	$(9,647)	$3,341

Impairment of Unconsolidated Entities
Commercial Group	$-	$-	$-
Residential Group	9,298	-	9,298
Land Development Group	262	-	262
The Nets	-	-	-
Corporate Activities	-	-	-

Total Impairment of Unconsolidated Entities	$9,560	$-	$9,560

Commercial Group
Revenues from real estate operations – Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $14,333,000, or 6.48%, for the three months ended April 30, 2009 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following increases:
•	$8,206,000 related to new property openings as noted in the table below;

•	$4,840,000 related to increases in occupancy at New York Times and Twelve MetroTech Center, office buildings in Manhattan and Brooklyn, New York, respectively;

•
$2,980,000 related to increases in commercial outlot land sales primarily at Victoria Gardens in Rancho Cucamonga, California and Short Pump Town Center in Richmond, Virginia, which were partially offset by decreases in commercial outlot land sales at Saddle Rock Village in Aurora, Colorado; and

•
$2,751,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman, a development project in Manhattan, New York. This represents a reimbursement of costs which is included in operating expenses discussed below.

These increases were partially offset by decreases of $4,444,000 that were generally due to fluctuations in mature properties.
Operating and Interest Expenses – Operating expenses decreased $15,269,000, or 11.73%, for three months ended April 30, 2009 compared to the same period in the prior year. The variance to the prior year is primarily attributable to the following decreases:
•	$17,897,000 related to decreased write-offs of abandoned development projects in 2009 compared to 2008, which was primarily due to the 2008 write-off at Summit at Lehigh Valley; and

•	$1,759,000 related to the 2008 participation payment on the refinancing at Jackson Building, an office building in Cambridge, Massachusetts.
These decreases were partially offset by the following increases:
•	$3,197,000 related to new property openings as noted in the table below;

•
$2,751,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority, which are included in revenues from real estate operations discussed above; and

•
$1,121,000 related to increases in commercial outlot land sales primarily at Victoria Gardens and Short Pump Town Center, which were partially offset by a decrease in commercial outlot land sales at Saddle Rock Village.

The balance of the remaining decrease of $2,682,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Commercial Group increased by $2,740,000, or 4.83%, for the three months ended April 30, 2009 compared to the same period in the prior year. The increase is primarily attributable to the openings of the properties listed in the table below.

The following table presents the increases (decreases) in revenues and operating expenses incurred by the Commercial Group for newly-opened properties for the three months ended April 30, 2009 compared to the same period in the prior year:

				Three Months Ended
				April 30, 2009 vs. 2008
				Revenues
				from
		Quarter - Year	Square	Real Estate	Operating
Newly-Opened Properties	Location	Opened	Feet	Operations	Expenses
				(in thousands)
Retail Centers:
Promenade at Temecula Expansion	Temecula, California	Q1-2009	127,000	$148	$235
White Oak Village	Richmond, Virginia	Q3-2008	800,000	1,799	538
Shops at Wiregrass	Tampa, Florida	Q3-2008	642,000	2,843	1,559
Orchard Town Center	Westminster, Colorado	Q1-2008	980,000	1,846	274

Office Building:
Johns Hopkins – 855 North Wolfe Street	East Baltimore, Maryland	Q1-2008	279,000	1,570	591

Total				$8,206	$3,197

Comparable occupancy for the Commercial Group is 90.0% and 90.3% for retail and office, respectively, as of April 30, 2009 compared to 92.9% and 90.1%, respectively, as of April 30, 2008. Retail and office occupancy as of April 30, 2009 and 2008 is based on square feet leased at the end of the fiscal quarter. Average occupancy for hotels for the three months ended April 30, 2009 is 56.2% compared to 60.0% for the three months ended April 30, 2008.
As of April 30, 2009, the average base rent per square feet expiring for retail and office leases is $26.40 and $30.91, respectively, compared to $26.66 and $30.15, respectively, as of April 30, 2008. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $135.09 and $134.45 for the three months ended April 30, 2009 and 2008, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the three months ended April 30, 2009 and 2008.
Residential Group
Revenues from real estate operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group decreased by $2,362,000, or 3.1%, during the three months ended April 30, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•
$19,433,000 related to military housing fee income from the management and development of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (refer to the “Military Housing Fee Revenues” section below for further detail); and

•
$665,000 primarily related to decreases in occupancy at the following properties: Emerald Palms in Miami, Florida, Heritage in San Diego, California, Grand in North Bethesda, Maryland and Metro 417 in Los Angeles, California.

These decreases were partially offset by the following increases:
•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York;

•	$1,915,000 related to the cancellation of a net leasing arrangement whereby we assumed the operations from the previous lessee at Forest Trace in Lauderhill, Florida;

•	$818,000 primarily related to new property openings as noted in the table below; and
•	$494,000 primarily related to increases in rents and occupancy at the following properties: Sky55 in Chicago, Illinois and One Franklintown in Philadelphia, Pennsylvania.
The balance of the remaining increase of $509,000 was generally due to fluctuations in other mature properties.

Operating and Interest Expenses – Operating expenses for the Residential Group increased by $3,267,000, or 6.0%, during the three months ended April 30, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York;

•	$5,598,000 related to increased write-offs of abandoned development projects;

•	$2,358,000 related to the cancellation of the net lease arrangement with Forest Trace; and

•	$1,009,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decreases:
•	$17,175,000 related to expenditures associated with military housing fee revenues; and

•	$2,051,000 related to reduced payroll costs and specific cost reduction activities.
The balance of the remaining decrease of $472,000 was generally due to fluctuations in mature properties and general operating activities.
Interest expense for the Residential Group increased by $1,151,000, or 12.45%, during the three months ended April 30, 2009 compared to the same period in the prior year. The increase is primarily attributable to the openings of the properties in the table below.
The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened properties for the three months ended April 30, 2009 compared to the same period in the prior year:

				Three Months Ended
				April 30, 2009 vs. 2008
				Revenues
				from
		Quarter - Year	Leasable	Real Estate	Operating
Newly-Opened Properties	Location	Opened	Units	Operations	Expenses
				(in thousands)
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008 (1)	305	$23	$503
Lucky Strike	Richmond, Virginia	Q1-2008	131	267	(20)
Mercantile Place on Main	Dallas, Texas	Q1-2008/Q4-2008	366	528	526

Total				$818	$1,009

(1)	Property to open in phases.
Comparable average occupancy for the Residential Group is 90.1% and 92.5% for the three months ended April 30, 2009 and 2008, respectively. Average residential occupancy for the three months ended April 30, 2009 and 2008 is calculated by dividing gross potential rent less vacancy by gross potential rent.
Total net rental income (“NRI”) for our Residential Group was 82.0% and 87.9% for the three months ended April 30, 2009 and 2008, respectively. NRI is an operating statistic that represents the percentage of potential rent received after deducting vacancy and rent concessions from gross potential rent.
Military Housing Fee Revenues – Revenues for development fees related to our military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize additional development incentive fees upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Revenues of $2,868,000 and $22,464,000 were recognized during the three months ended April 30, 2009 and 2008, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.

Revenues related to construction management fees are earned based on the cost of each military housing construction contract. We also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Revenues of $2,850,000 and $3,262,000 were recognized during the three months ended April 30, 2009 and 2008, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Property management and asset management fee revenues are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognized certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management and asset management fees of $4,042,000 and $3,467,000 were recognized during the three months ended April 30, 2009 and 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Land Development Group
Revenues from real estate operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. We have an inventory of land that we believe is in good markets throughout the country. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group decreased by $3,952,000 for the three months ended April 30, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$3,336,000 related to decreases in unit/land sales at Summers Walk in Davidson, North Carolina, Tangerine Crossing in Tucson, Arizona and Rockport Square in Lakewood, Ohio;

•	$779,000 related to a combination of smaller decreases in land sales at other land development projects; and

•
$624,000 primarily related to reduced management fee income earned as a result of reduced infrastructure costs as well as reduced marketing and profit participation fee income earned as a result of lower home sales at Stapleton in Denver, Colorado.

These decreases were partially offset by the following increase:
•	$787,000 related to 2009 land sales at Creekstone in Copley, Ohio combined with several smaller increases in land sales at other land development projects.
Operating and Interest Expenses – Operating expenses decreased by $3,578,000 for the three months ended April 30, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$2,497,000 at Summers Walk, Tangerine Crossing and Rockport Square related to unit/land sales;

•	$1,268,000 at Stapleton primarily related to reduced payroll costs and specific cost reduction activities; and

•
$1,113,000 primarily related to a combination of several smaller expense decreases due to decreases in land sales at other land development projects along with reduced payroll costs and specific cost reduction activities.

These decreases were partially offset by the following increase:
•	$1,300,000 related to 2009 land sales at Creekstone combined with several smaller expense increases due to increases in land sales at other land development projects.
Interest expense increased by $253,000 for the three months ended April 30, 2009 compared to the same period in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in The Nets incurred a pre-tax loss of $10,681,000 and $13,473,000 for the three months ended April 30, 2009 and 2008, respectively, representing a decrease in allocated losses of $2,792,000 compared to the same period in the prior year. Generally accepted accounting principles require us to report losses, including significant non-cash losses resulting from amortization, in excess of our legal ownership of approximately 23%. For the three months ended April 30, 2009 and 2008, we recognized approximately 43% and 53% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. For the three months ended April 30, 2009, we recognized a lower share of the net loss than in the prior year because of the distribution priority among members. Under certain facts and circumstances, generally accepted accounting principles may require losses to be recognized in excess of the basis in the equity investment. At April 30 and January 31, 2009, we recognized $280,000 and $3,302,000, respectively, of losses in excess of our investment basis.
Included in the losses for the three months ended April 30, 2009 and 2008 are approximately $7,278,000 and $10,656,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team. The remainder of the losses substantially relate to the operations of the team. Comparable to prior years, the team is expected to operate at a loss in 2009 and will require additional capital from its members to fund the loss.
Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities increased by $3,071,000 for the three months ended April 30, 2009 compared to the same period in the prior year. The increase was primarily related to company-wide severance and outplacement expenses of $8,720,000 offset with decreases in compensation and related benefits of $2,095,000, charitable contributions of $1,473,000 and additional decreases in general corporate expenses.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see “Financial Condition and Liquidity” section). Interest expense increased by $5,091,000 for the three months ended April 30, 2009 compared to the same period in the prior year related to increased interest on the credit facility due to increased borrowings and increased borrowing costs.
Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization of $66,458,000 and $66,006,000 for the three months ended April 30, 2009 and 2008, respectively. Depreciation and amortization increased $452,000 for the three months ended April 30, 2009 compared to the same period in the prior year.
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value of the long-lived assets may not be recoverable. In cases where we do not expect to recover our carrying costs, an impairment charge is recorded in accordance with the provisions of SFAS No. 144. We recorded an impairment of real estate of $1,124,000 for the three months ended April 30, 2009 related to a residential land sale and related development opportunity in Mamaroneck, New York. The write down to the estimated fair value, less cost to sell, was determined based upon actual sales negotiations and a bona fide purchase offer received from a third party. We did not record any impairments of real estate during the three months ended April 30, 2008.
Impairment of Unconsolidated Entities
We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may not be recoverable. In cases where we estimate that we do not expect the value in our equity method investments to be recovered within 12 months, an impairment charge is recorded in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as a reduction in the carrying value of the investment. We estimate the fair value of our unconsolidated entities in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In order to arrive at the estimates, we use varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs.

The following table summarizes our impairment of unconsolidated entities for the three months ended April 30, 2009 and 2008, which are included in the Consolidated Statements of Operations.

		Three Months
		Ended April 30,
		2009	2008
		(in thousands)

Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	$3,152	$-
Apartment Communities
Millender Center	(Detroit, Michigan)	4,252	-
Metropolitan Lofts	(Los Angeles, California)	1,039	-
Residences at University Park	(Cambridge, Massachusetts)	855	-
Two land development projects		262	-

		$9,560	$-

Write-Off of Abandoned Development Projects
We review, on a quarterly basis, each project under development to determine whether it is probable the project will be developed. If it is determined by management that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. We may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, we may fail to recover expenses already incurred in exploring development opportunities. We recorded write-offs of abandoned development projects of $14,393,000 and $26,692,000 for the three months ended April 30, 2009 and 2008, respectively, which were recorded in operating expenses in the Consolidated Statement of Operations.
Amortization of Mortgage Procurement Costs
Mortgage procurement costs are amortized on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three months ended April 30, 2009 and 2008, we recorded amortization of mortgage procurement costs of $3,671,000 and $2,852,000, respectively. Amortization of mortgage procurement costs increased $819,000 for the three months ended April 30, 2009 compared to the same period in the prior year.
Loss on Early Extinguishment of Debt
For the three months ended April 30, 2009 and 2008, we recorded $-0- and $5,179,000, respectively, as loss on early extinguishment of debt. For the three months ended April 30, 2008, the loss primarily represents the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, and 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms. These charges were partially offset by a gain on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio.
Interest and Other Income
Interest and other income was $6,808,000 for the three months ended April 30, 2009 compared to $8,398,000 for the three months ended April 30, 2008, representing a decrease of $1,590,000. The decrease is primarily comprised of $1,170,000 of income earned on the Denver Urban Renewal Authority (“DURA”) purchase obligation and fee in 2008 that did not recur (see the “Other Structured Financing Arrangements” section of the MD&A).
Income Taxes
Income tax benefit for the three months ended April 30, 2009 and 2008 was $(22,271,000) and $(19,859,000), respectively. The difference in the income tax benefit reflected in the Consolidated Statements of Operations versus the income tax benefit computed at the statutory federal income tax rate is primarily attributable to state income taxes, cumulative effect of changing our effective tax rate, additional state NOL’s and general business credits, changes to the Company’s charitable contribution carryover, changes to the valuation allowances related to charitable contributions and various permanent differences between pre-tax GAAP income and taxable income.

At January 31, 2009, we had a federal net operating loss carryforward for tax purposes of $113,458,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2029, a charitable contribution deduction carryforward of $42,705,000 that will expire in the years ending January 31, 2010 through January 31, 2014 ($5,650,575 expiring in the year ended January 31, 2010), general business credit carryovers of $15,099,000 that will expire in the years ending January 31, 2010 through January 31, 2029 ($36,253 expiring in the year ended January 31, 2010), and an alternative minimum tax (“AMT”) credit carryforward of $28,501,000 that is available until used to reduce Federal tax to the AMT amount.
Our policy is to consider a variety of tax-deferral strategies, including tax deferred exchanges, when evaluating our future tax position. We have a full valuation allowance against the deferred tax asset associated with our charitable contributions. We have a valuation allowance against our general business credits, other than those general business credits which are eligible to be utilized to reduce future AMT liabilities. These valuation allowances exist because we believe at this time that it is more likely than not that we will not realize these benefits.
We apply the “with-and-without” methodology for recognizing excess tax benefits from the deduction of stock-based compensation. The net operating loss available for the tax return, as is noted in the paragraph above, is significantly greater than the net operating loss available for the tax provision due to excess deductions from stock-based compensation reported on the return, as well as the impact of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) adjustments to the net operating loss. We have not recorded a net deferred tax asset of approximately $17,096,000, as of January 31, 2009, from excess stock-based compensation deductions for which a benefit has not yet been recognized.
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
As of April 30 and January 31, 2009, we had unrecognized tax benefits of $1,611,000 and $1,481,000, respectively. We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of April 30 and January 31, 2009, we had approximately $496,000 and $463,000, respectively, of accrued interest related to uncertain income tax positions. During the three months ended April 30, 2009 and 2008, $32,000 and $89,000, respectively, of tax expense was booked relating to interest on uncertain tax positions.
The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of April 30, 2009 and 2008, is $145,000 and $348,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at April 30, 2009. Included in the $1,611,000 of unrecognized benefits noted above, is $1,450,000 which, due to the reasons above, could significantly decrease during the next twelve months.
Equity in Earnings (Loss) of Unconsolidated Entities (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in loss of unconsolidated entities was $6,306,000 for the three months ended April 30, 2009 compared to $9,647,000 for the three months ended April 30, 2008, representing an increase of $3,341,000. This variance is primarily attributed to the following increases that occurred within our equity method investments:
-	The Nets
•	$2,792,000 related to a decrease in our share of the loss in The Nets (see The Nets section of the MD&A).
-	Land Development Group
•	$2,396,000 related to the net gain on a 2009 industrial land sale at Mesa Del Sol in Albuquerque, New Mexico.
-	Commercial Group
•	$1,272,000 related to a participation payment on the refinancing during 2008 at 350 Massachusetts Avenue, an office building in Cambridge, Massachusetts.

These increases were partially offset by the following decrease:
-	Commercial Group
•	$881,000 related to the 2008 gain on disposition of our partnership interest in One International Place, an office building in Cleveland, Ohio.
The balance of the remaining decrease of $2,238,000 was due to fluctuations in the operations of equity method investments.
Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three months ended April 30, 2009 and 2008. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing.
During the year ended January 31, 2008, we consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties and the property under construction, Sterling Glen of Roslyn located in Roslyn, New York, were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008. The operating results of the property for the three months ended April 30, 2008 is classified as discontinued operations.
The four remaining properties entered into long-term operating leases with the purchaser. On January 30, 2009, terms of the purchase agreement for the sale of Sterling Glen of Rye Brook, whose operating lease had a stated term of ten years, were amended and the property was sold. The operating results of the property for the three months ended April 30, 2008 is classified as discontinued operations. On January 31, 2009, another long-term operating lease with the purchaser that had a stated term of ten years was cancelled and the operations of the property were transferred back to us.
The two remaining properties have long-term operating leases with stated terms of five years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. We are generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. We have continued to consolidate the leased properties in our Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” have not been achieved. Further, we have concluded that the leased properties have met the criteria as Variable Interest Entities (“VIEs”) pursuant to FIN No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and due to our obligation to absorb a majority of expected losses, the leased properties are consolidated by us at April 30, 2009. Additionally, these properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of April 30, 2009; therefore, these properties have not been included in discontinued operations.
The following table lists the consolidated rental properties included in discontinued operations:

		Square Feet/	Period	Three Months Ended
Property	Location	Number of Units	Disposed	4/30/2009	4/30/2008

Commercial Group:
Grand Avenue	Queens, New York	119,000 square feet	Q1-2009	Yes	Yes

Residential Group:
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	-	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	-	Yes

The operating results related to discontinued operations were as follows:

	Three Months
	Ended April 30,
	2009	2008
	(in thousands)

Revenues from real estate operations	$813	$3,180

Expenses
Operating expenses	320	531
Depreciation and amortization	107	663

	427	1,194

Interest expense	(322)	(1,264)
Amortization of mortgage procurement costs	(5)	(97)

Interest income	-	7
Gain on disposition of a rental property	4,548	-

Earnings before income taxes	4,607	632

Income tax expense (benefit)
Current	3,777	140
Deferred	(1,990)	104

	1,787	244

Net earnings from discontinued operations	$2,820	$388

Gain on Disposition of Rental Properties
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations under the provisions of SFAS No. 144; therefore, gains or losses on the sale of equity method properties are reported in continuing operations when sold. During the three months ended April 30, 2008, we recorded $881,000 related to our proportionate share of the gain on disposition of an equity method investment, One International Place, located in Cleveland, Ohio, which is included in equity in loss of unconsolidated entities in the Consolidated Statements of Operations. There were no dispositions of equity method investments during the three months ended April 30, 2009.

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
Our principal sources of funds are cash provided by operations, the bank revolving credit facility, nonrecourse mortgage debt, dispositions of land held for sale as well as operating properties, proceeds from the issuance of senior notes, equity joint ventures and other financing arrangements. Our principal uses of funds are the financing of development projects and acquisitions of real estate, capital expenditures for our existing portfolio and principal and interest payments on our nonrecourse mortgage debt, interest payments on our bank revolving credit facility and previously issued senior notes and repayment of borrowings under our bank revolving credit facility.
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. Our mortgage debt is nonrecourse, including our construction loans, with each property separately financed. We do not cross-collateralize our mortgage debt outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. Recent changes in the lending and capital markets substantially reduced our ability to refinance and/or sell property and has also increased the rates of return to make new investment opportunities appealing. As a result of these market changes, we have dramatically cut back on new development and acquisition activities.
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
As of April 30, 2009, we had $651,123,000 of mortgage financings with scheduled maturities during the fiscal year ending January 31, 2010, of which $58,829,000 represents scheduled payments. Subsequent to April 30, 2009, we have addressed approximately $100,653,000 of these 2009 maturities, through closed nonrecourse mortgage financing transactions and loan payoffs and another $66,000,000 through signed lender commitments and/or automatic extensions. We also have extension options available on $379,233,000 of these 2009 maturities, all of which require some hurdle or milestone as defined in the specific agreement in order to qualify for the extension. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $46,408,000 of scheduled nonrecourse mortgage maturities for the year ended January 31, 2010. We cannot give assurance as to the ultimate result of the negotiations.
As of April 30, 2009, our share of nonrecourse mortgage debt recorded on our unconsolidated subsidiaries amounted to $1,487,671,000, of which $213,543,000 ($12,532,000 represents scheduled payments) was scheduled to mature during the year ending January 31, 2010. As of June 1, 2009, we had addressed $30,576,000 of these 2009 maturities through closed nonrecourse mortgage transactions, signed lender commitments and/or automatic extensions. We also had extension options on $86,549,000 of these 2009 maturities all of which require some hurdle or milestone as defined in the specific agreement in order to qualify for the extension. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for the extensions. Negotiations are ongoing on the remaining 2009 maturities but we cannot give assurance that these financings will be obtained on favorable terms or at all.
We have proactively taken necessary steps to preserve liquidity by properly aligning our overhead costs with the reduced level of development and acquisition activities and suspension of cash dividends on Class A and Class B common stock. We have also increased liquidity through our May 2009 public offering of 52,325,000 shares of Class A common stock from which we received $330,417,000 in net proceeds, after deducting underwriter discounts and commissions. We are actively exploring various other options to enhance our liquidity, such as admitting other joint venture partners into some of our properties, potential asset sales and nonrecourse mortgage refinancings. There can be no assurance, however, that any of these other options can be accomplished.
Bank Revolving Credit Facility
At April 30 and January 31, 2009, our bank revolving credit facility provides for maximum borrowings of $750,000,000 and matures in March 2010. The credit facility bears interest at our option at either a LIBOR-based rate plus 2.50% (3.06% and 2.98% at April 30 and January 31, 2009, respectively), or a Prime-based rate option plus 1.50%. We have historically elected the LIBOR-based rate option. The credit facility restricts our ability to purchase, acquire, redeem or retire any of our capital stock, and prohibits us from paying any dividends on our capital stock through the maturity date. The credit facility allows certain actions by us or our subsidiaries, such as default in paying debt service or allowing foreclosure on an encumbered real estate asset, only to the extent such actions do not have a material adverse effect, as defined in the agreement, on us. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, and specified levels of net worth (as defined in the credit facility). At April 30, 2009, we were in compliance with all of these financial covenants.
We are continuing to negotiate with our lenders to extend the revolving credit facility. While the ultimate outcome of the extension is unknown, we anticipate an extension will result in a reduced commitment from the lenders, increased borrowing costs and modifications to the financial covenants. In the event an extension is not at a level to support our operating cash flows, we would institute a plan to raise capital through the sale of assets, admitting other joint venture equity partners into some of our properties, curtailing all capital expenditures and/or raising additional funds in a public or private equity offering.

The available credit on the bank revolving credit facility at April 30 and January 31, 2009 were as follows:

	April 30, 2009	January 31, 2009
	(in thousands)

Maximum borrowings	$750,000	$750,000
Less outstanding balances:
Borrowings	378,000	365,500
Letters of credit	75,427	65,949
Surety bonds	-	-

Available credit	$296,573	$318,551

During the period from May 1, 2009 to June 5, 2009, we have repaid $350,417,000 of the outstanding borrowings under the bank revolving credit facility at April 30, 2009, primarily with the net proceeds received from the May 2009 public common stock offering (see the “Subsequent Event” section of the MD&A).
Senior and Subordinated Debt
Our Senior and Subordinated Debt is comprised of the following at April 30 and January 31, 2009:

		January 31, 2009
	April 30, 2009	(As Adjusted)
	(in thousands)

Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$250,295	$248,154

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	800,295	798,154

Subordinated Debt:
Redevelopment Bonds due 2010	17,635	18,910
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	46,635	47,910

Total Senior and Subordinated Debt	$846,930	$846,064

Puttable Equity-Linked Senior Notes
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. We may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. During the year ended January 31, 2009, we purchased on the open market $15,000,000 in principal of our puttable equity-linked senior notes. There was $272,500,000, of principal, outstanding at April 30 and January 31, 2009.

Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At April 30, 2009, none of the aforementioned circumstances have been met.
If a note is put to us, a holder would receive (i) cash equal to the lesser of the principal amount of the note or the put value and (ii) to the extent the put value exceeds the principal amount of the note, shares of our Class A common stock, cash, or a combination of Class A common stock and cash, at our option. The initial put value rate was 15.0631 shares of Class A common stock per $1,000 principal amount of notes (equivalent to a put value price of $66.39 per share of Class A common stock). The put value rate will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change,” as defined, occurs prior to the maturity date, we will in some cases increase the put value rate for a holder that elects to put their notes.
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
The effect of the adoption of FSP APB 14-1 (see the “Adoption of FSP APB 14-1” section of the MD&A) on the carrying amounts of our debt and equity balances as of April 30 and January 31, 2009 is as follows:

	April 30, 2009	January 31, 2009
	(in thousands)

Carrying amount of the equity component	$45,885	$45,885

Outstanding principal amount of the puttable equity-linked senior notes	$272,500	$272,500
Unamortized discount	(22,205)	(24,346)

Net carrying amount of the puttable equity-linked senior notes	$250,295	$248,154

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for both the three months ended April 30, 2009 and 2008. We recorded non-cash interest expense of $2,141,000 and $2,200,000 for the three months ended April 30, 2009 and 2008, respectively. We recorded contractual interest expense of $2,470,000 and $2,605,000 for the three months ended April 30, 2009 and 2008, respectively.
Other Senior Notes
On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us at any time on or after June 1, 2008 at a redemption price of 103.813% beginning June 1, 2008 and systematically reduced to 100% in the years thereafter.
On January 25, 2005, we issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by us at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% in the years thereafter.

On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by us, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued interest.
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
The TRS, accounted for as a derivative, is required to be marked to fair value at the end of each reporting period. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings. At April 30 and January 31, 2009, the fair value of the TRS was $(2,765,000) and $(1,490,000), respectively, recorded in accounts payable and accrued expenses; therefore, the fair value of the bonds was reduced by the same amount to $17,635,000 and $18,910,000, respectively.
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
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. We recorded $132,000 and $160,000 of interest income related to this arrangement in the Consolidated Statements of Operations for the three months ended April 30, 2009 and 2008, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise our rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The Senior Subordinated Bonds were remarketed on April 16, 2009 with proceeds from the issuance of $86,000,000 of Park Creek Metropolitan District Senior Limited Property Tax Supported Revenue Refunding and Improvement Bonds Series 2009. The agreement described above expired with the remarketing of the Senior Subordinate Bonds on April 16, 2009.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and was acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into a TRS with a notional amount of $58,000,000. We receive a fixed rate of 8.5% and pay SIFMA plus a spread on the TRS related to the Converted Bonds. We determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. During the year ended January 31, 2009, one of our consolidated subsidiaries purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds were purchased by one of our consolidated subsidiaries, and a corresponding amount of a related TRS was terminated and corresponding secured borrowing removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets in the Consolidated Balance Sheets was $58,000,000 at both April 30 and January 31, 2009. The outstanding TRS contracts on the $43,000,000 and $48,000,000 of secured borrowings related to the Converted Bonds at April 30 and January 31, 2009, respectively, were supported by collateral consisting of certain notes receivable owned by us aggregating $18,023,000. We recorded net interest income of $842,000 and $838,000 related to the TRS in the Consolidated Statements of Operations for the three months ended April 30, 2009 and 2008, respectively.
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
We have concluded that the trust described above is considered a qualified special purpose entity pursuant to the provisions of SFAS No. 140 and thus is excluded from the scope of FIN No. 46(R). As a result, the DURA bonds and the activity of the trust have not been recorded in the consolidated financial statements. The Fee has been accounted for as a derivative with changes in fair value recorded through earnings. During the year ended January 31, 2009 Lehman filed for bankruptcy. As a result, we reassessed the collectibility of the Fee during the third quarter of 2008 and decreased the fair value to $-0-, resulting in an increase to operating expenses in the Consolidated Statements of Operations of $13,816,000 for the year ended January 31, 2009. We recorded interest income of $-0- and $1,170,000, related to the change in fair value of the Fee in the Consolidated Statements of Operations at April 30, 2009 and 2008, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,232,000 of this commitment as of April 30, 2009.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the three months ended April 30, 2009, we completed the following financings:

Purpose of Financing	Amount
(in thousands)

Refinancings	$154,174
Loan extensions/additional fundings	130,616

$284,790

The table listed above is the result of our effort in not only refinancing scheduled maturities, but also includes early financings of future loan maturities on existing properties. As of April 30, 2009, we had $651,123,000 of mortgage financings with scheduled maturities during the fiscal year ending January 31, 2010, of which $58,829,000 represents scheduled payments. Subsequent to April 30, 2009, we have addressed approximately $100,653,000 of these 2009 maturities, through closed nonrecourse mortgage financing transactions and loan payoffs and another $66,000,000 through signed lender commitments and/or automatic extensions. We also have extension options available on $379,233,000 of these 2009 maturities, all of which require some hurdle or milestone as defined in the specific agreement in order to qualify for the extension. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $46,408,000 of scheduled nonrecourse mortgage maturities for the year ended January 31, 2010. We cannot give assurance as to the ultimate result of these negotiations.

Interest Rate Exposure
At April 30, 2009, the composition of nonrecourse mortgage debt was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$4,079,665	$-		$11,195	$4,090,860	6.04%
Variable (1)
Taxable	1,426,878	940,088		31,171	2,398,137	4.74%
Tax-Exempt	589,108	280,550		43,000	912,658	2.65%

	$6,095,651	$1,220,638	(2)	$85,366	$7,401,655	5.20%

Total commitment from lenders		$2,078,152		$90,189

(1)	Taxable variable-rate debt of $2,398,137 and tax-exempt variable-rate debt of $912,658 as of April 30, 2009 is protected with swaps and caps described in the tables below.
(2)
Proceeds from outstanding debt of $254,386 described above is recorded as restricted cash in our Consolidated Balance Sheets. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)

05/01/09-02/01/10 (2)	$1,221,919	4.92%	$1,093,092	4.88%
02/01/10-02/01/11	844,116	4.92	1,032,081	4.28
02/01/11-02/01/12	16,192	6.50	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50
(1)	Excludes the forward swaps discussed below.
(2)
These LIBOR-based hedges as of May 1, 2009 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2010.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)

05/01/09-02/01/10	$175,025	5.68%	$57,000	3.21%
02/01/10-02/01/11	175,025	5.84	57,000	3.21
02/01/11-02/01/12	131,915	5.83	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The tax-exempt caps and swap expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.00% and has never exceeded 8.00%.

Forward Swaps
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At April 30, 2009, we have one forward swap designated and qualified as a cash flow hedge under SFAS No. 133 with a notional amount of $69,325,000 related to a fully consolidated property that expires during the current year ending January 31, 2010. Our portion of unrealized loss on the effective portion of this hedge has been recorded in accumulated OCI. To the extent effective, amounts recorded in accumulated OCI will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.
At April 30, 2009, we have one other forward swap outstanding with a notional amount of $120,000,000, that expires during the current year ending January 31, 2010 and does not qualify as a cash flow hedge under provisions of SFAS No. 133 because it relates to an unconsolidated property. The change in the fair value of this swap is marked to market through earnings on a quarterly basis. For the three months ended April 30, 2009 and 2008, we recorded $655,000 and $12,000, respectively, as a reduction of interest expense related to this forward swap in our Consolidated Statements of Operations. During the year ended January 31, 2009, we purchased an interest rate floor in order to mitigate the interest rate risk on this forward swap should interest rates fall below a certain level.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2009, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $14,963,000 at April 30, 2009. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and subordinate debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,981,000 at April 30, 2009. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate. At April 30, 2009, the SIFMA rate is 0.63%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us or the Joint Ventures. At April 30, 2009, the aggregate notional amount of TRS that are designated as fair value hedging instruments under SFAS No. 133 in which we and the consolidated Joint Ventures have an interest is $516,195,000 (which includes the TRS on the $20,400,000 redevelopment bonds (refer to the “Senior and Subordinated Debt” section of the MD&A)). We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. The underlying TRS borrowings are subject to a fair value adjustment.
Cash Flows
Operating Activities
Net cash provided by operating activities was $38,309,000 for the three months ended April 30, 2009. Net cash used in operating activities was $486,000 (as adjusted) for the three months ended April 30, 2008. The net increase in cash provided by operating activities in the three months ended April 30, 2009 compared to the three months ended April 30, 2008 of $38,795,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$7,738
Increase in interest and other income received	19,218
Decrease in cash distributions from unconsolidated entities	(7,354)
Decrease in proceeds from land sales - Land Development Group	(5,628)
Increase in proceeds from land sales - Commercial Group	1,710
Decrease in land development expenditures	11,425
Decrease in operating expenditures	6,304
Decrease in interest paid	5,382

Net increase in cash provided by operating activities	$38,795

Investing Activities
Net cash used in investing activities was $457,916,000 and $385,392,000 for the three months ended April 30, 2009 and 2008, respectively. Net cash used in investing activities consisted of the following:

	Three Months Ended April 30,
		2008
	2009	(As Adjusted)
	(in thousands)

Capital expenditures, including real estate acquisitions	$(234,134)	$(238,499)

Payment of lease procurement costs and other assets, net	(3,536)	(40,730)

(Increase) decrease in restricted cash used for investing purposes:
Beekman, a mixed-use residential project under construction in Manhattan, New York	(177,562)	(143,129)
80 DeKalb Avenue, a residential project under construction in Brooklyn, New York	(26,368)	-
Higbee Building, an office building in Cleveland, Ohio	(8,466)	-
Two MetroTech Center, an office building in Brooklyn, New York	(1,562)	-
Village at Gulfstream, a retail project under construction in Hallandale Beach, Florida	9,006	-
One MetroTech Center, an office building in Brooklyn, New York	3,885	-
Collateral required for a forward swap on East River Plaza, an unconsolidated entity in Manhattan, New York	1,868	-
Atlantic Yards, a mixed-use pre-development project in Brooklyn, New York	1,324	(1,992)
Skylight Office Tower, an office building in Cleveland, Ohio	1,239	(117)
Edgeworth Building, an office building in Richmond, Virginia	1,126	-
Collateral required for a TRS on Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	-	(12,500)
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	-	(5,040)
Other	(2,740)	1,462

Subtotal	(198,250)	(161,316)

Proceeds from disposition of a rental property and other investments:
Grand Avenue, a specialty retail center in Queens, New York	9,042	-
Other	-	150

Subtotal	9,042	150

Change in investments in and advances to affiliates - (investment in) or return of investment:
Dispositions:
One International Place, an unconsolidated office building in Cleveland, Ohio	-	1,589
Land Development:
Mesa del Sol, an unconsolidated project in Albuquerque, New Mexico	-	2,130
Residential Projects:
Uptown Apartments, an unconsolidated project in Oakland, California	(4,093)	-
St. Mary’s Villa, primarily refinancing proceeds from an unconsolidated project in Newark, New Jersey	4,601	-
1100 Wilshire, an unconsolidated condominium project in Los Angeles, California	-	2,710
New York City Projects:
East River Plaza, an unconsolidated retail development project in Manhattan, New York	(630)	(2,053)
Sports arena complex in Brooklyn, New York currently in pre-development	(8,134)	30,098
The Nets, a National Basketball Association franchise	(13,500)	(6,431)
Commercial Projects:
Mesa del Sol Fidelity, an unconsolidated office building in Albuquerque, New Mexico	(1,095)	-
350 Massachusetts Avenue, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	-	24,427
Liberty Center, primarily refinancing proceeds from an unconsolidated office building in Pittsburgh, Pennsylvania	-	9,961
Unconsolidated development activity in Las Vegas, Nevada	-	(4,727)
Village at Gulfstream, an unconsolidated retail development project in Hallandale Beach, Florida	-	6,306
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(8,187)	(9,007)

Subtotal	(31,038)	55,003

Net cash used in investing activities	$(457,916)	$(385,392)

Financing Activities
Net cash provided by financing activities was $356,681,000 and $311,294,000 for the three months ended April 30, 2009 and 2008, respectively. Net cash provided by financing activities consisted of the following:

	Three Months Ended April 30,
		2008
	2009	(As Adjusted)
	(in thousands)

Proceeds from nonrecourse mortgage debt	$407,655	$683,815
Principal payments on nonrecourse mortgage debt	(63,861)	(404,259)
Net (decrease) increase in notes payable	(3,995)	30,046
Borrowings on bank revolving credit facility	132,000	80,000
Payments on bank revolving credit facility	(119,500)	(87,000)

Decrease (increase) in restricted cash:
Hamel Mill Lofts, an apartment complex in Haverhill, Massachusetts	2,246	149
Sky55, an apartment complex in Chicago, Illinois	2,176	(1,644)
Easthaven at the Village, an apartment community in Beachwood, Ohio	445	(1,200)
Lucky Strike, an apartment complex in Richmond, Virginia	396	7,665
101 San Fernando, an apartment complex in San Jose, California	-	2,509
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	-	2,300
Galleria at Sunset, a regional mall in Henderson, Nevada	-	(7,178)
Promenade in Temecula, a regional mall in Temecula, California	-	(1,525)
Legacy Lakes, a land development project in Aberdeen, North Carolina	-	(1,000)
Other	690	(591)

Subtotal	5,953	(515)

(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(5,746)	6,212
Payment of deferred financing costs	(8,974)	(22,694)
Purchase of treasury stock	(107)	(642)
Exercise of stock options	-	124
Distribution of accumulated equity to noncontrolling partners	-	(3,710)
Contributions from noncontrolling interest	15,464	41,563
Distributions to noncontrolling interest	(2,208)	(3,412)
Dividends paid to shareholders	-	(8,234)

Net cash provided by financing activities	$356,681	$311,294

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
VARIABLE INTEREST ENTITIES
In accordance with FIN No. 46 (R) (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”), we consolidate a VIE in which we have a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the we become involved with the entity. VIEs are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We reconsider this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. Additionally, if different estimates are applied in determining future cash flows, and how the cash flows are funded, we may have otherwise concluded on the consolidation method of an entity.
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
As of April 30, 2009, we determined that we were the primary beneficiary under FIN No. 46 (R) of 35 VIEs representing 23 properties (21 VIEs representing 10 properties in the Residential Group, 12 VIEs representing 11 properties in the Commercial Group and 2 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of April 30, 2009, we held variable interests in 41 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $99,000,000 at April 30, 2009. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets.
The carrying value of real estate, nonrecourse mortgage debt and noncontrolling interest of VIEs for which we are the primary beneficiary are as follows:

	April 30, 2009	January 31, 2009
	(in thousands)

Real estate, net	$1,703,000	$1,602,000
Nonrecourse mortgage debt	$1,528,000	$1,237,000
Noncontrolling interest	$79,000	$63,000
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see the “Senior and Subordinated Debt” section of MD&A) as of April 30, 2009.
NEW ACCOUNTING STANDARDS
In addition to FSP APB 14-1 previously noted in the MD&A, the following accounting standards were also adopted on February 1, 2009:
SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP FAS 157-2 delays the effective date of

SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted this statement for our financial assets and liabilities on February 1, 2008 and for our nonfinancial assets and liabilities on February 1, 2009.
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
In November 2008, the FASB issued EITF No. 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141 (R) and SFAS 160. EITF 08-6 provides clarification of how business combination and noncontrolling interest accounting will impact equity method investments. EITF 08-6 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of EITF No. 08-6 on February 1, 2009 did not have a material impact on our consolidated financial statements.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 on February 1, 2009 did not have a material impact on our consolidated financial statements.
In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008. The adoption of EITF 07-5 on February 1, 2009 did not have a material impact on our consolidated financial statements.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows us to use our historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The adoption of this FSP on February 1, 2009 did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have included the disclosures required by SFAS No. 161 in our consolidated financial statement disclosures.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In February 2009, the FASB voted to issue FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP FAS 141(R)-1 requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. The adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 on February 1, 2009 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” an Amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). A noncontrolling interest, sometimes called minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, the gain or loss on the deconsolidation of the subsidiary is measured using fair value of any noncontrolling equity investments rather than the carrying amount of that retained investment; and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on February 1, 2009 and adjusted our January 31, 2009 Consolidated Balance Sheet to reflect noncontrolling interest as a component of total equity.
The following new accounting standards will be adopted on their respective required effective date:
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB No. 28, “Interim Financial Reporting” to require disclosure about the fair value of financial instruments at interim reporting periods. The statement is effective for interim reporting periods ending after June 15, 2009. We do not expect adoption of FSP No. FAS 107-1 and APB 28-1 to have a material impact on our consolidated financial statement disclosures.
In April 2009, FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”), which further clarifies the application of SFAS No. 157 and of FSP FAS No. 157-3. FSP FAS No. 157-4 provides additional guidance in determining the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased. The statement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We do not expect adoption of FSP FAS No. 157-4 to have a material impact on our consolidated financial statements.
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
CLASS A COMMON UNITS
Master Contribution Agreement
We and certain of our affiliates (the “FCE Entities”) entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the noncontrolling interest under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. The carrying value of the Units are included as noncontrolling interest in the Consolidated Balance Sheets at April 30 and January 31, 2009 in accordance with SFAS No. 160. Also pursuant to the Master Contribution Agreement, we and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and we, in our discretion, choose among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.

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
The consideration exchanged by us for the BCR Entities’ interest in the two development projects has been accounted for under the purchase method of accounting. Pursuant to the agreements, the BCR Entities received an initial cash amount of $49,249,000. We calculated the net present value of the remaining payments over the 15 year period using a discounted interest rate. This initial discounted amount of $56,495,000 was recorded in accounts payable and accrued expenses on our Consolidated Balance Sheet and will be accreted up to the total liability through interest expense over the next 15 years using the effective interest method.
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
Exchange of Units
In July 2008, the BCR Entities exchanged 247,477 of the Units. We issued 128,477 shares of our Class A common stock for 128,477 of the Units and paid cash of $3,501,000 for 119,000 Units. We accounted for the exchange as a purchase of noncontrolling interest, resulting in a reduction of noncontrolling interest of $12,624,000. The following table summarizes the components of the exchange transaction (in thousands):

Reduction of completed rental properties	$5,345
Reduction of cash and equivalents	3,501
Increase in Class A common stock - par value	42
Increase in additional paid-in capital	3,736

Total reduction of noncontrolling interest	$12,624

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding, we redeemed Mr. Ratner’s noncontrolling interest in two entities in exchange for our majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” as acquisitions of the noncontrolling interest in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of noncontrolling interest of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the three months ended April 30, 2008 as the results do not have a material impact on the Consolidated Statements of Operations.

SUBSEQUENT EVENT
In May 2009, we sold 52,325,000 of our Class A Common Shares, which included shares to cover the underwriters’ over-allotment, in an underwritten public offering pursuant to an effective registration statement at a public offering price of $6.60 per share. We received net proceeds of $330,417,000 after deducting underwriting discounts and commissions. We used the net proceeds from the offering to reduce our outstanding borrowings under our bank revolving credit facility.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2009, as updated in Part II, Item 1A. of this Form 10-Q, and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current market conditions on our liquidity, ability to finance or refinance projects and repay our debt, general real estate investment and development risks, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, environmental liabilities, conflicts of interest, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, volatility in the market price of our publicly traded securities, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Ongoing economic conditions have negatively impacted the lending and capital markets. Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At April 30, 2009, our outstanding variable-rate debt portfolio consisted of $2,776,137,000 of taxable debt (which includes $378,000,000 related to the bank revolving credit facility) and $930,293,000 of tax-exempt variable-rate debt (which includes $17,635,000 of subordinated debt). Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

		(dollars in thousands)

05/01/09-02/01/10 (2)	$1,221,919	4.92%	$1,093,092	4.88%
02/01/10-02/01/11	844,116	4.92	1,032,081	4.28
02/01/11-02/01/12	16,192	6.50	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

(1) Excludes the forward swaps discussed below.
(2)   These LIBOR-based hedges as of May 1, 2009 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2010.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate

		(dollars in thousands)

05/01/09-02/01/10	$175,025	5.68%	$57,000	3.21%
02/01/10-02/01/11	175,025	5.84	57,000	3.21
02/01/11-02/01/12	131,915	5.83	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The tax-exempt caps and swap expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 3.00% and has never exceeded 8.00%.
Forward Swaps
The interest rate hedges summarized in the tables above were purchased to mitigate variable interest rate risk. We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At April 30, 2009, we have one forward swap designated and qualified as a cash flow hedge under SFAS No. 133 with a notional amount of $69,325,000 related to a fully consolidated property that expires during the current year ending January 31, 2010. Our portion of unrealized loss on the effective portion of this hedge has been recorded in accumulated OCI. To the extent effective, amounts recorded in accumulated OCI will be amortized as either an increase or decrease to interest expense in the same periods as the interest payments on the financing.

At April 30, 2009, we have one other forward swap outstanding with a notional amount of $120,000,000, that expires during the current year ending January 31, 2010 and does not qualify as a cash flow hedge under the provisions of SFAS No. 133 because it relates to an unconsolidated property. The change in the fair value of this swap is marked to market through earnings on a quarterly basis. For the three months ended April 30, 2009 and 2008, we recorded $655,000 and $12,000, respectively, as a reduction of interest expense related to this forward swap in our Consolidated Statements of Operations. During the year ended January 31, 2009, we purchased an interest rate floor in order to mitigate the interest rate risk on this forward swap should interest rates fall below a certain level.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of April 30, 2009, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $14,963,000 at April 30, 2009. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method and subordinate debt) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,981,000 at April 30, 2009. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market bond pricing models. At April 30 and January 31, 2009, interest rate caps, floors and swaptions were reported at fair value of approximately $1,887,000 and $2,419,000, respectively, in other assets in the Consolidated Balance Sheets. At April 30 and January 31, 2009, interest rate swap agreements and TRS which had a negative fair value of approximately $229,104,000 and $247,048,000, respectively, (which includes the forward swaps) were included in accounts payable and accrued expenses in the Consolidated Balance Sheets. At April 30 and January 31, 2009, interest rate swap agreements and TRS which had a positive fair value of approximately $3,721,000 and $7,364,000, respectively, were included in other assets in the Consolidated Balance Sheets.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at April 30, 2009.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
		(in thousands)

Fixed	$4,920,155	$4,228,941	$4,423,170
Variable
Taxable	2,776,137	2,429,440	2,496,646
Tax-Exempt	930,293	790,817	904,854
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
April 30, 2009

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	4/30/09	Value 4/30/09

	(dollars in thousands)
Fixed:
Fixed-rate debt	$172,003	$221,990	$354,390	$330,654	$766,164	$2,245,659	$4,090,860	$3,780,592
Weighted average interest rate	6.65%	7.17%	7.02%	5.97%	5.82%	5.80%	6.04%

Senior & subordinated debt (1)	-	-	250,295 (3)	-	-	579,000	829,295	448,349
Weighted average interest rate	-%	-%	3.63%	-%	-%	7.30%	6.19%

Total Fixed-Rate Debt	172,003	221,990	604,685	330,654	766,164	2,824,659	4,920,155	4,228,941

Variable:
Variable-rate debt	479,120	581,711	355,064	283,416	46,412	652,414	2,398,137	2,056,527
Weighted average interest rate (2)	2.67%	4.73%	3.67%	5.79%	6.06%	6.31%	4.74%

Tax-exempt	-	-	77,320	204,616	765	629,957	912,658	773,182
Weighted average interest rate (2)	-%	-%	2.83%	5.21%	4.13%	1.80%	2.65%

Bank revolving credit facility (1)	-	378,000	-	-	-	-	378,000	372,913
Weighted average interest rate	-%	3.06%	-%	-%	-%	-%	3.06%

Subordinated debt (1)	17,635	-	-	-	-	-	17,635	17,635
Weighted average interest rate (2)	1.53%	-%	-%	-%	-%	-%	1.53%

Total Variable-Rate Debt	496,755	959,711	432,384	488,032	47,177	1,282,371	3,706,430	3,220,257

Total Long-Term Debt	$668,758	$1,181,701	$1,037,069	$818,686	$813,341	$4,107,030	$8,626,585	$7,449,198

Weighted average interest rate	3.66%	4.65%	4.74%	5.72%	5.84%	5.48%	5.19%

(1)	Represents recourse debt.
(2)	Weighted average interest rate is based on current market rates as of April 30, 2009.
(3)
As a result of the adoption of FSP APB 14-1, the Company recorded an unamortized discount of $22,205, which reduced the principal of $272,500 of the puttable equity-linked senior notes as of April 30, 2009. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51% that is reflected in the Company’s Consolidated Statements of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2009

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	1/31/09	Value 1/31/09

				(dollars in thousands)
Fixed:
Fixed-rate debt	$182,492	$220,677	$371,070	$331,067	$782,056	$2,227,383	$4,114,745	$3,904,730
Weighted average interest rate	6.74%	7.17%	7.04%	5.97%	5.82%	5.80%	6.04%

Senior & subordinated debt (1)	-	-	248,154 (3)	-	-	579,000	827,154	408,338
Weighted average interest rate	-%	-%	3.63%	-%	-%	7.30%	6.20%

Total Fixed-Rate Debt	182,492	220,677	619,224	331,067	782,056	2,806,383	4,941,899	4,313,068

Variable:
Variable-rate debt	700,224	446,192	185,413	45,366	46,412	652,413	2,076,020	1,861,607
Weighted average interest rate(2)	3.63%	2.45%	3.55%	6.26%	6.05%	6.31%	4.32%

Tax-exempt	-	-	33,520	204,616	765	648,724	887,625	797,144
Weighted average interest rate(2)	-%	-%	3.11%	2.46%	1.03%	1.47%	1.76%

Bank revolving credit facility (1)	-	365,500	-	-	-	-	365,500	365,500
Weighted average interest rate(2)	-%	2.98%	-%	-%	-%	-%	2.98%

Subordinated debt (1)	-	18,910	-	-	-	-	18,910	18,910
Weighted average interest rate	-%	1.43%	-%	-%	-%	-%	1.43%

Total Variable-Rate Debt	700,224	830,602	218,933	249,982	47,177	1,301,137	3,348,055	3,043,161

Total Long-Term Debt	$882,716	$1,051,279	$838,157	$581,049	$829,233	$4,107,520	$8,289,954	$7,356,229

Weighted average interest rate	4.27%	3.61%	5.10%	4.76%	5.83%	5.41%	5.02%

(1)	Represents recourse debt.
(2)	Weighted average interest rate is based on current market rates as of January 31, 2009.
(3)	Represents the principal amount of the puttable equity-linked senior notes of $272,500 less the unamortized discount of $24,346 as of January 31, 2009, as adjusted for the adoption of FSP APB 14-1.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2009.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Risks Related to Our Business
In the “Market Conditions May Negatively Impact Our Liquidity and Our Ability to Finance or Refinance Projects or Repay Our Debt” risk factor in our Annual Report on Form 10-K, we disclosed nonrecourse mortgage debt that was past due or in default as of January 31, 2009 and our access to liquidity through our $750 million revolving credit facility. The following updates that information as of April 30, 2009.
At April 30, 2009, we have three nonrecourse mortgages amounting to $31.1 million that have matured and are currently past due. If we are unable to negotiate an extension or refinancing of the mortgages, the lender could commence foreclosure proceedings and we could lose the properties. Five of our joint ventures accounted for under the equity method of accounting have nonrecourse mortgages that are past due or in default at April 30, 2009. If we are unable to negotiate an extension or refinancing or cure the default on those mortgages, the lender could commence foreclosure proceedings and we could lose our investment in the projects amounting to $11.8 million. Under the terms of four of the eight mortgages that are past due or in default, we have guaranteed the lender the lien free completion of certain horizontal infrastructure associated with those land development projects. The maximum amount due by us and our partners under these completion guarantees is approximately $30.5 million. This guaranty is recourse to us and the lender could enforce the completion guaranty which would have an adverse affect on our cash flows. While we are actively negotiating with the lenders to resolve these past due loans and completion guarantees, we cannot assure you that we will be successful.
We are currently in negotiations with our lenders to extend our $750 million revolving credit facility, which matures in March 2010, although we have not agreed to definitive terms. While we cannot predict the outcome of these negotiations, we anticipate that any extension of the facility will result in reduced commitment from our lenders, increased borrowing costs and modification to the financial covenants. We cannot assure you, however, that we will be able to obtain an extension or renewal of the facility on favorable terms or at all, which would materially adversely affect our liquidity and financial position.

In the “We are Subject to Real Estate Development Risks” risk factor in our Annual Report on Form 10-K we disclosed risks associated with our Brooklyn Atlantic Yards project. The following updates that risk factor to provide additional information.
Brooklyn Atlantic Yards. We are in the process of developing Brooklyn Atlantic Yards, an approximately $4.0 billion long-term mixed-use project in downtown Brooklyn expected to feature a state of the art sports and entertainment arena for The Nets basketball team, a franchise of the NBA. The acquisition and development of Brooklyn Atlantic Yards has been formally approved by the required state governmental authorities but final documentation of the transactions is subject to the completion of negotiations with local and state governmental authorities, including negotiation of the applicable development documentation and public subsidies. Pre-construction activities have commenced for the potential removal, remediation or other activities to address environmental contamination at, on, under or emanating to or from the land. As a result of prior litigation, this project has experienced delays and may continue to experience further delays. There is also the potential for increased costs and further delays to the project as a result of (i) increasing construction costs, (ii) scarcity of labor and supplies, (iii) our ability to obtain tax-exempt financing or the availability of financing or public subsidies, or our inability to retain the current land acquisition financing, (iv) our or our partners’ inability or failure to meet required equity contributions, (v) increasing rates for financing, (vi) loss of arena sponsorships and related revenues, (vii) our inability to meet certain agreed upon deadlines for the development of the project and (viii) other potential litigation seeking to enjoin or prevent the project or litigation for which there may not be insurance coverage. The development of Brooklyn Atlantic Yards is being done in connection with the proposed move of The Nets to the planned arena. The arena itself (and its plans) along with any movement of the team is subject to approval by the NBA, which we may not receive.
If any of the foregoing risks were to occur we may: (i) not be able to develop Brooklyn Atlantic Yards to the extent intended or at all resulting in a potential write-off of our investment, (ii) be required to repay the City and/or State of New York amounts previously advanced under public subsidies, plus penalties if applicable, (iii) be in default of our nonrecourse mortgages on the project, and (iv) be required to restore the rail yards that previously existed on the land. The costs associated with those events could be significant and could have a material adverse effect on our business, cash flows and results of operations. Even if we are able to continue with the development, or a portion thereof, we would likely not be able to do so as quickly as originally planned, would be likely to incur additional costs and may need to write-off a portion of the development.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	Per Share	or Programs	or Programs

Class A Common Stock
February 1 through February 28, 2009	855	$5.77	-	-
March 1 through March 31, 2009	7,283	$3.80	-	-
April 1 through April 30, 2009	13,718	$5.39	-	-

Total	21,856	$4.88	-	-

(1)
In February, March and April 2009, the Company repurchased into treasury 21,856 shares of Class A common stock to satisfy the minimum tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program.

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

*+10.29	-	Agreement regarding death benefits entered into on May 31, 1999, between Forest City Enterprises, Inc. and Robert G. O’Brien.

+10.30	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Charles A. Ratner, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.31	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Charles A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.32	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and James A. Ratner, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.33	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among James A. Ratner and Forest City Enterprises, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.34	-
Employment Agreement entered into on July 20, 2005, effective February 1, 2005, between Forest City Enterprises, Inc. and Ronald A. Ratner, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2005 (File No. 1-4372).

+10.35	-
First Amendment to Employment Agreement, dated as of November 9, 2006, by and among Ronald A. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

+10.36	-
Employment Agreement, effective November 9, 2006, by and among Bruce C. Ratner and Forest City Enterprises, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2006 (File No. 1-4372).

10.37	-
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

10.38	-
Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

Exhibit
Number		Description of Document

10.39	-
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

10.40	-
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

10.43	-
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

10.44	-
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

10.45	-
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

10.46	-
Second Amendment to Amended and Restated Credit Agreement and Amended and Restated Guaranty of Payment of Debt, dated as of January 30, 2009, by and among Forest City Rental Properties Corporation, Forest City Enterprises, Inc., KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and the banks named therein, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 5, 2009 (File No. 1-4372).

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

FOREST CITY ENTERPRISES, INC.
(Registrant)
Date: June 8, 2009	/S/ ROBERT G. O’BRIEN
	Name:	Robert G. O’Brien
	Title:	Executive Vice President and Chief Financial Officer

Date: June 8, 2009	/S/ LINDA M. KANE
	Name:	Linda M. Kane
	Title:	Senior Vice President, Chief Accounting and Administrative Officer

Exhibit Index

Exhibit
Number		Description of Document

10.29	-	Agreement regarding death benefits entered into on May 31, 1999, between Forest City Enterprises, Inc. and Robert G. O’Brien.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.