Form 10-Q
period 2009-07-31
FOREST CITY ENTERPRISES INC
filed 2009-09-09
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

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

Class	Outstanding at September 3, 2009
Class A Common Stock, $.33 1/3 par value	133,736,796 shares

Class B Common Stock, $.33 1/3 par value	22,662,512 shares

Forest City Enterprises, Inc. and Subsidiaries

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Forest City Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 31, 2009	January 31, 2009
	(Unaudited)	(As Adjusted)

	(in thousands)
Assets
Real Estate
Completed rental properties	$8,389,218	$8,212,144
Projects under development	2,487,369	2,241,216
Land held for development or sale	219,676	195,213

Total Real Estate	11,096,263	10,648,573

Less accumulated depreciation	(1,510,177)	(1,419,271)

Real Estate, net	9,586,086	9,229,302

Cash and equivalents	192,416	267,305
Restricted cash	405,361	291,224
Notes and accounts receivable, net	393,311	427,410
Investments in and advances to affiliates	207,471	228,995
Other assets	898,156	936,271

Total Assets	$11,682,801	$11,380,507

Liabilities and Equity
Liabilities
Mortgage debt, nonrecourse	$7,458,065	$7,078,390
Notes payable	173,024	181,919
Bank revolving credit facility	42,583	365,500
Senior and subordinated debt	831,469	846,064
Accounts payable and accrued expenses	1,194,262	1,277,199
Deferred income taxes	458,378	455,336

Total Liabilities	10,157,781	10,204,408

Commitments and Contingencies	-	-

Equity
Shareholders’ Equity
Preferred stock - without par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock - $.33 1/3 par value
Class A, 271,000,000 shares authorized, 132,672,134 and 80,082,126 shares issued and 132,644,925 and 80,080,262 shares outstanding, respectively	44,224	26,694
Class B, convertible, 56,000,000 shares authorized, 22,662,512 and 22,798,025 shares issued and outstanding, respectively; 26,257,961 issuable	7,554	7,599

	51,778	34,293
Additional paid-in capital	590,658	267,796
Retained earnings	611,256	643,724
Less treasury stock, at cost; 27,209 and 1,864 Class A shares, respectively	(150)	(21)

Shareholders’ equity before accumulated other comprehensive loss	1,253,542	945,792
Accumulated other comprehensive loss	(88,199)	(107,521)

Total Shareholders’ Equity	1,165,343	838,271

Noncontrolling interest	359,677	337,828

Total Equity	1,525,020	1,176,099

Total Liabilities and Equity	$11,682,801	$11,380,507

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
		2008		2008
	2009	(As Adjusted)	2009	(As Adjusted)

	(in thousands, except per share data)

Revenues from real estate operations	$316,735	$327,591	$629,764	$632,601

Expenses
Operating expenses	165,544	185,658	360,391	393,014
Depreciation and amortization	67,853	69,616	134,311	135,622
Impairment of real estate	1,451	-	2,575	-

	234,848	255,274	497,277	528,636

Interest expense	(80,223)	(81,403)	(171,931)	(163,876)
Amortization of mortgage procurement costs	(3,450)	(3,082)	(7,121)	(5,934)
Gain (loss) on early extinguishment of debt	9,063	(52)	9,063	(5,231)

Interest and other income	11,594	12,884	18,402	21,282
Gain on disposition of other investments	-	-	-	150

Earnings (loss) before income taxes	18,871	664	(19,100)	(49,644)

Income tax expense (benefit)
Current	(6,107)	(10,906)	(13,438)	(10,555)
Deferred	5,576	14,407	(9,364)	(5,803)

	(531)	3,501	(22,802)	(16,358)

Equity in earnings (loss) of unconsolidated entities	(5,535)	84	(11,841)	(9,563)
Impairment of unconsolidated entities	(11,903)	(6,026)	(21,463)	(6,026)

Earnings (loss) from continuing operations	1,964	(8,779)	(29,602)	(48,875)

Discontinued operations, net of tax:
Operating earnings from rental properties	-	267	36	655
Gain on disposition of rental properties	-	5,294	2,784	5,294

	-	5,561	2,820	5,949

Net earnings (loss)	1,964	(3,218)	(26,782)	(42,926)
Net earnings attributable to noncontrolling interest	(3,753)	(5,168)	(5,686)	(5,862)

Net loss attributable to Forest City Enterprises, Inc.	$(1,789)	$(8,386)	$(32,468)	$(48,788)

Basic and diluted earnings (loss) per common share

Loss from continuing operations attributable to Forest City Enterprises, Inc.	$(0.01)	$(0.13)	$(0.28)	$(0.53)

Earnings from discontinued operations attributable to Forest City Enterprises, Inc.	-	0.05	0.02	0.06

Net loss attributable to Forest City Enterprises, Inc.	$(0.01)	$(0.08)	$(0.26)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended July 31,
		2008
	2009	(As Adjusted)

	(in thousands)

Net earnings (loss)	$1,964	$(3,218)

Other comprehensive income, net of tax:

Unrealized net gains (losses) on investment securities	(206)	106

Foreign currency translation adjustments	479	-

Unrealized net gains on interest rate derivative contracts	16,888	10,384

Total other comprehensive income, net of tax	17,161	10,490

Comprehensive income	19,125	7,272

Comprehensive income attributable to noncontrolling interest	(4,500)	(5,078)

Total comprehensive income attributable to Forest City Enterprises, Inc.	$14,625	$2,194

	Six Months Ended July 31,
		2008
	2009	(As Adjusted)

	(in thousands)

Net loss	$(26,782)	$(42,926)

Other comprehensive income, net of tax:

Unrealized net gains (losses) on investment securities	(113)	151

Foreign currency translation adjustments	609	-

Unrealized net gains on interest rate derivative contracts	19,569	16,454

Total other comprehensive income, net of tax	20,065	16,605

Comprehensive loss	(6,717)	(26,321)

Comprehensive income attributable to noncontrolling interest	(6,429)	(6,756)

Total comprehensive loss attributable to Forest City Enterprises, Inc.	$(13,146)	$(33,077)

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Equity
(Unaudited)

									Accumulated
	Common Stock				Additional				Other
	Class A		Class B		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Interest	Total
	(in thousands)
Six Months Ended July 31, 2009
Balances at January 31, 2009, as reported	80,082	$26,694	22,798	$7,599	$241,539	$645,852	2	$(21)	$(107,521)	$-	$814,142
Retrospective impact of adoption of FSP APB 14-1					26,257	(2,128)					24,129
Reclassification related to the adoption of SFAS No. 160										337,828	337,828

Balances at January 31, 2009, as adjusted	80,082	$26,694	22,798	$7,599	$267,796	$643,724	2	$(21)	$(107,521)	$337,828	$1,176,099

Net loss						(32,468)				5,686	(26,782)
Other comprehensive income, net of tax									19,322	743	20,065
Issuance of Class A common shares in equity offering	52,325	17,442			312,475						329,917
Purchase of treasury stock							25	(129)			(129)
Conversion of Class B to Class A shares	135	45	(135)	(45)							-
Restricted stock vested	130	43			(43)						-
Stock-based compensation					9,023						9,023
Excess income tax benefit (deficiency) from stock-based compensation					(1,986)						(1,986)
Acquistion of partner’s noncontrolling interest in consolidated subsidiary					3,393					(3,393)	-
Contributions from noncontrolling interest										18,111	18,111
Distributions to noncontrolling interest										(4,243)	(4,243)
Change in consolidation method of subsidiary under FIN No. 46(R)										5,010	5,010
Other changes in noncontrolling interest										(65)	(65)

Balances at July 31, 2009	132,672	$44,224	22,663	$7,554	$590,658	$611,256	27	$(150)	$(88,199)	$359,677	$1,525,020

Six Months Ended July 31, 2008
Balances at January 31, 2008, as reported	78,238	$26,079	24,388	$8,129	$229,358	$782,871	36	$(1,665)	$(72,656)	$-	$972,116
Retrospective impact of adoption of FSP APB 14-1					26,631	(1,081)					25,550
Reclassification related to the adoption of SFAS No. 160										281,689	281,689

Balances at January 31, 2008, as adjusted	78,238	$26,079	24,388	$8,129	$255,989	$781,790	36	$(1,665)	$(72,656)	$281,689	$1,279,355

Net loss						(48,788)				5,862	(42,926)
Other comprehensive income, net of tax									15,711	894	16,605
Dividends $.16 per share						(16,485)					(16,485)
Purchase of treasury stock							17	(642)			(642)
Conversion of Class B to Class A shares	1,152	384	(1,152)	(384)							-
Exercise of stock options	13	4			(825)		(36)	1,553			732
Restricted stock vested	74	26			(26)						-
Stock-based compensation					9,067						9,067
Conversion of Class A Common Units	128	42			3,736					(12,624)	(8,846)
Distribution of accumulated equity to noncontrolling partners					(3,710)						(3,710)
Contributions from noncontrolling interest										41,744	41,744
Distributions to noncontrolling interest										(6,522)	(6,522)
Other changes in noncontrolling interest										12,315	12,315

Balances at July 31, 2008	79,605	$26,535	23,236	$7,745	$264,231	$716,517	17	$(754)	$(56,945)	$323,358	$1,280,687

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
		2008
	2009	(As Adjusted)

	(in thousands)

Net Loss	$(26,782)	$(42,926)
Depreciation and amortization	134,311	135,622
Amortization of mortgage procurement costs	7,121	5,934
Impairment of real estate	2,575	-
Impairment of unconsolidated entities	21,463	6,026
Write-off of abandoned development projects	17,640	28,951
Gain on early extinguishment of debt, net of cash prepayment penalties	(9,063)	(253)
Other income - gain on sale of an ownership interest in parking management company	-	(3,350)
Gain on disposition of other investments	-	(150)
Deferred income tax benefit	(9,364)	(5,803)
Equity in loss of unconsolidated entities	11,841	9,563
Stock-based compensation expense	4,036	4,948
Amortization and mark-to-market adjustments of derivative instruments	(380)	(4,147)
Non-cash interest expense related to Puttable Equity-Linked Senior Notes	4,315	4,433
Cash distributions from operations of unconsolidated entities	17,637	32,435
Discontinued operations:
Depreciation and amortization	107	1,410
Amortization of mortgage procurement costs	5	184
Deferred income tax (benefit) expense	(1,990)	4,481
Gain on disposition of rental properties	(4,548)	(8,627)
Cost of sales of land included in projects under development and completed rental properties	21,490	8,889
Increase in land held for development or sale	(4,671)	(12,082)
Decrease in notes and accounts receivable	17,555	16,707
Decrease (increase) in other assets	5,063	(5,313)
(Increase) decrease in restricted cash used for operating purposes	(5,700)	7,948
Decrease in accounts payable and accrued expenses	(67,502)	(69,933)

Net cash provided by operating activities	135,159	114,947

Cash Flows from Investing Activities
Capital expenditures, including real estate acquisitions	(459,109)	(554,365)
Payment of lease procurement costs	(4,581)	(18,595)
Decrease (increase) in other assets	5,459	(13,436)
Increase in restricted cash used for investing purposes	(125,649)	(167,853)
Proceeds from disposition of rental properties and other investments	9,042	15,309
(Increase) decrease in investments in and advances to affiliates	(32,202)	3,581

Net cash used in investing activities	(607,040)	(735,359)

Cash Flows from Financing Activities
Sale of common stock, net	329,917	-
Proceeds from nonrecourse mortgage debt	529,948	936,213
Principal payments on nonrecourse mortgage debt	(121,011)	(492,104)
Proceeds from notes payable	856	46,074
Payments on notes payable	(9,751)	(10,044)
Borrowings on bank revolving credit facility	173,000	268,000
Payments on bank revolving credit facility	(495,917)	(163,500)
Payment of subordinated debt	(20,400)	-
Change in restricted cash and book overdrafts	6,750	24,214
Payment of deferred financing costs	(10,139)	(29,157)
Purchase of treasury stock	(129)	(642)
Exercise of stock options	-	732
Distribution of accumulated equity to noncontrolling partners	-	(3,710)
Contributions from noncontrolling interest	18,111	41,744
Distributions to noncontrolling interest	(4,243)	(6,522)
Payment in exchange for 119,000 Class A Common Units	-	(3,501)
Dividends paid to shareholders	-	(16,470)

Net cash provided by financing activities	396,992	591,327

Net decrease in cash and equivalents	(74,889)	(29,085)

Cash and equivalents at beginning of period	267,305	254,434

Cash and equivalents at end of period	$192,416	$225,349

The accompanying notes are an integral part of these consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Supplemental Non-Cash Disclosures:
The table below represents the effect of the following non-cash transactions for the six months ended July 31, 2009 and 2008:

	Six Months Ended July 31,
		2008
	2009	(As Adjusted)
	(in thousands)

Operating Activities
Increase in land held for development or sale (1)(7)(8)	$(40,623)	$(5,136)
Increase in notes and accounts receivable (1)(3)(4)(5)	(686)	(9,960)
Decrease (increase) in other assets (1)(3)(4)(5)	1,241	(46,798)
Increase in restricted cash (1)(4)	(70)	(363)
Increase in accounts payable and accrued expenses (1)(3)(4)(5)(8)	19,361	117,434

Total effect on operating activities	$(20,777)	$55,177

Investing Activities
Decrease (increase) in projects under development (1)(7)(8)(9)	$1,127	$(101,158)
Increase in completed rental properties (1)(4)(5)(6)(7)(8)	(1,979)	(27,974)
Increase in restricted cash (4)	-	(244)
Non-cash proceeds from disposition of a properties (3)	20,853	26,119
Decrease in investments in and advances to affiliates (1)(4)	12,789	25,051

Total effect on investing activities	$32,790	$(78,206)

Financing Activities
(Decrease) increase in nonrecourse mortgage debt (1)(3)(4)	$(22,010)	$24,270
Increase in additional paid-in capital (2)(6)(9)	8,380	7,855
Increase (decrease) in noncontrolling interest (1)(2)(6)	1,617	(9,123)
Increase in Class A common stock (6)	-	42
Dividends declared but not yet paid	-	(15)

Total effect on financing activities	$(12,013)	$23,029

(1)
Change to full consolidation method of accounting from equity method due to the occurrence of a triggering event as described in FIN No. 46(R), “Consolidation of Variable Interest Entities,” for Gladden Farms II in the Land Development Group during the six months ended July 31, 2009 and Shops at Wiregrass, a retail center in the Commercial Group, during the six months ended July 31, 2008.

(2)	Acquisition of partner’s noncontrolling interest in Gladden Farms in the Land Development Group during the six months ended July 31, 2009.

(3)
Disposition of Grand Avenue, a specialty retail center in the Commercial Group, during the six months ended July 31, 2009, and Sterling Glen of Lynbrook, a supported-living apartment community in the Residential Group, during the six months ended July 31, 2008, including assumption of nonrecourse mortgage debt by the buyer.

(4)
Change to full consolidation method of accounting from equity method due to the acquisition of a partner’s interest in Village Center apartment community in the Residential Group during the six months ended July 31, 2008.

(5)
Amounts related to purchase price allocations in the Commercial Group during the six months ended July 31, 2008 for the following office buildings: New York Times, Twelve MetroTech Center, Commerce Court, Colorado Studios and Richmond Office Park.

(6)	Exchange of the Class A Common Units during the six months ended July 31, 2008 (see Note P – Class A Common Units).

(7)	Commercial Group and Residential Group outlots reclassified prior to sale from projects under development or completed rental properties to land held for sale.

(8)	Increase or decrease in construction payables included in accounts payable and accrued expenses.

(9)	Capitalization of stock-based compensation granted to employees directly involved with the acquisition, development and construction of real estate.
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
Adoption of FSP APB 14-1
FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This statement changed the accounting treatment for the Company’s 3.625% Puttable Equity-Linked Senior Notes (“the Notes”) due October 2011, which were issued in October 2006. FSP APB 14-1 requires the initial debt proceeds from the sale of a company’s convertible debt instrument to be allocated between a liability component and an equity component. This allocation is based upon what the assumed interest rate would have been on the date of issuance if the Company had issued similar nonconvertible debt. The resulting debt discount will be amortized over the debt instrument’s expected life as additional non-cash interest expense. Due to the increase in interest expense, the Company recorded additional capitalized interest based on its qualifying expenditures on its development projects. Deferred financing costs decreased related to the reallocation of the original issuance costs between the debt instrument and equity component and the gain recognized from the purchase of $15,000,000, in principal, of the Notes during the three months ended October 31, 2008 was adjusted to reflect the requirements of gain recognition under FSP APB 14-1 (see Note E - Senior and Subordinate Debt).
The following tables reflect the Company’s as reported amounts along with the as adjusted amounts as a result of the retrospective adoption of FSP APB 14-1:

	January 31, 2009
	As	FSP APB 14-1	As
	Reported	Adjustments	Adjusted

	(in thousands)
Consolidated Balance Sheet
Real estate, net	$9,212,834	$16,468	$9,229,302
Other assets	936,902	(631)	936,271
Senior and subordinated debt	870,410	(24,346)	846,064
Deferred income taxes	439,282	16,054	455,336
Additional paid-in capital	241,539	26,257	267,796
Retained earnings	645,852	(2,128)	643,724

	Three Months Ended July 31, 2008			Six Months Ended July 31, 2008
	As	FSP APB 14-1	As	As	FSP APB 14-1	As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

		(in thousands, except per share data)
Consolidated Statements of Operations (1)
Depreciation and amortization	$69,571	$45	$69,616	$135,532	$90	$135,622
Interest expense, net of capitalized interest	81,326	77	81,403	163,625	251	163,876
Deferred income tax loss (benefit)	14,455	(48)	14,407	(5,669)	(134)	(5,803)
Loss from continuing operations	(8,705)	(74)	(8,779)	(48,668)	(207)	(48,875)
Net loss attributable to Forest City Enterprises, Inc.	(8,312)	(74)	(8,386)	(48,581)	(207)	(48,788)
Net loss attributable to Forest City Enterprises, Inc. per share - basic and diluted	(0.08)	0.00	(0.08)	(0.47)	0.00	(0.47)
(1)	Adjusted to reflect the impact of discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) (see Note K).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Noncontrolling Interest
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). A noncontrolling interest, previously referred to as minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company adopted SFAS No. 160 on February 1, 2009 and adjusted its January 31, 2009 Consolidated Balance Sheet to reflect noncontrolling interest as a component of total equity. Included in the balance sheet reclass was $58,247,000 of accumulated deficit noncontrolling interest resulting from deficit restoration obligations of noncontrolling partners, previously recorded as a component of investments in and advances to affiliates. In addition, the Company reclassed noncontrolling interest on its Consolidated Statement of Operations for the three and six months ended July 31, 2008.
During the three and six months ended July 31, 2009, the Company acquired the equity interest in a consolidated subsidiary. The basis difference between the Company’s carrying amount and the proceeds paid is recorded as an adjustment to additional paid-in capital. The impact of this transaction is summarized as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2009	July 31, 2009

Net loss attributable to Forest City Enterprises, Inc.	$(1,789)	$(32,468)
Transfer from noncontrolling interest:
Increase in Forest City Enterprises, Inc. additional paid-in capital due to acquistion of a consolidated sudsidiary’s noncontrolling interest	3,393	3,393

Proforma net earnings (loss) attributable to Forest City Enterprises, Inc.	$1,604	$(29,075)

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
Restricted Cash
Restricted cash represents legally restricted deposits with financial institutions for debt service payments, taxes and insurance, collateral, security deposits, capital replacement, improvement and operating reserves, bond funds, development escrows and construction escrows.
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

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
At July 31 and January 31, 2009, the Company has capitalized software costs of $11,188,000 and $16,997,000, respectively, net of accumulated amortization of $29,410,000 and $23,302,000, respectively. Total amortization of capitalized software costs amounted to $3,205,000 and $6,361,000 for the three and six months ended July 31, 2009, respectively, and $3,037,000 and $6,053,000 for the three and six months ended July 31, 2008, respectively.
Military Housing Fee Revenues
Revenues for development fees related to the Company’s military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. The Company also recognizes additional development incentive fees based upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Revenues of $3,731,000 and $6,599,000 were recognized during the three and six months ended July 31, 2009, respectively, and $16,244,000 and $38,708,000 during the three and six months ended July 31, 2008, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues related to construction management fees are earned based on the cost of each military housing construction contract. The Company also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Revenues of $2,804,000 and $5,654,000 were recognized during the three and six months ended July 31, 2009, respectively, and $4,588,000 and $7,850,000 during the three and six months ended July 31, 2008, respectively, related to the base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Property management and asset management fee revenues are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. The Company also recognizes certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management and asset management fees of $3,791,000 and $7,833,000 were recognized during the three and six months ended July 31, 2009, respectively, and $3,476,000 and $6,943,000 during the three and six months ended July 31, 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Historic and New Market Tax Credit Entities
The Company has certain investments in properties that have received, or the Company believes are entitled to receive, historic preservation tax credits on qualifying expenditures under Internal Revenue Code (“IRC”) section 47 and new market tax credits on qualifying investments in designated community development entities (“CDEs”) under IRC section 45D, as well as various state credit programs. The Company typically enters into these investments with sophisticated financial investors. In exchange for the financial investor’s initial contribution into the investment, the financial investor is entitled to substantially all of the benefits derived from the tax credit, but generally has no material interest in the underlying economics of the property. Typically, these arrangements have put/call provisions (which range up to 7 years) whereby the Company may be obligated (or entitled) to repurchase the financial investor’s interest. The Company has consolidated each of these properties in its consolidated financial statements, and has reflected these investor contributions as accounts payable and accrued expenses in its Consolidated Balance Sheets.
The Company guarantees the financial investor that in the event of a subsequent recapture by a taxing authority due to the Company’s noncompliance with applicable tax credit guidelines that it will indemnify the financial investor for any recaptured tax credits. The Company initially records a liability for the cash received from the financial investor. The Company generally records income upon completion and certification of the qualifying development expenditures for historic tax credits and upon certification of the qualifying investments in designated CDEs for new market tax credits resulting in an adjustment of the liability at each balance sheet date to the amount that would be paid to the financial investor based upon the tax credit compliance regulations, which range from 0 to 7 years. Income related to tax credits of $2,225,000 and $5,380,000 was recognized during the three and six months ended July 31, 2009, respectively, and $1,491,000 and $2,982,000, during the three and six months ended July 31, 2008, respectively, which was recorded in interest and other income in the Consolidated Statements of Operations.
Termination Benefits
During the three months ended April 30, 2009 and the three months ended January 31, 2009, management initiated involuntary employee separations in various areas of the Company’s workforce to reduce costs, which was communicated to all employees. The Company provided outplacement services to all terminated employees and severance payments based on years of service and certain other defined criteria. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Company recorded a pre-tax charge for total estimated termination costs (outplacement and severance) of $8,720,000 during the three months ended April 30, 2009 and $8,651,000 during the three months ended January 31, 2009, which is included in operating expenses in the Consolidated Statements of Operations for those respective periods. The expense is included in the Corporate Activities segment. The Company made payments of $5,291,000 related to the termination costs recorded during the three months ended January 31, 2009. The following table summarizes the activity in the accrued severance balance for termination costs:

Total
(in thousands)

Accrued severance balance at February 1, 2009	$3,360

Termination benefits expense	8,720
Payments	(3,122)

Accrued severance balance at April 30, 2009	8,958

Termination benefits expense	-
Payments	(2,937)

Accrued severance balance at July 31, 2009	$6,021

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

	July 31, 2009	January 31, 2009
	(in thousands)

Unrealized losses on securities	$334	$170
Unrealized losses on foreign currency translation	1,246	2,258
Unrealized losses on interest rate contracts	143,210	174,838

	144,790	177,266

Noncontrolling interest and income tax benefit	(56,591)	(69,745)

Accumulated Other Comprehensive Loss	$88,199	$107,521

Fair Value of Financial Instruments
The carrying amount of the Company’s notes and accounts receivable and accounts payable and accrued expenses approximates fair value based upon the nature of the instruments. The Company estimates the fair value of its debt instruments by discounting future cash payments at interest rates that the Company believes approximate the current market. The estimated fair value is based upon market prices of public debt, available industry financing data, current treasury rates, recent financing transactions and other factors. Based on these parameters, the table below contains the estimated fair value of the Company’s long-term debt at July 31 and January 31, 2009.

	July 31, 2009		January 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)

Fixed	$4,914,574	$4,353,180	$4,941,899	$4,313,068
Variable	3,417,543	3,188,067	3,348,055	3,043,161

Total long-term debt	$8,332,117	$7,541,247	$8,289,954	$7,356,229

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 “Derivative Instruments and Hedging Activities” (“SFAS No. 133”), with the intent to provide users of financial statements with an enhanced understanding of how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. These disclosure requirements include a tabular summary of the fair values of derivative instruments and their gains and losses, disclosure of derivative features that are credit risk related to provide more information regarding an entity’s liquidity and cross-referencing within footnotes to make it easier for financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the financial statement disclosures required by SFAS No. 161 on February 1, 2009 (refer to Note G – Derivative Instruments and Hedging Activities for related disclosures).
As required by SFAS No. 133, the Company records all derivatives in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133.
Variable Interest Entities
In accordance with FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46 (R)”), the Company consolidates a VIE in which it has a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the Company becomes involved with the entity. VIEs are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company reconsiders this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses. The Company may be subject to additional losses to the extent of any financial support that it voluntarily provides in the future. Additionally, if different estimates are applied in determining future cash flows, and how the cash flows are funded, it may have concluded otherwise on the consolidation method of an entity.
The determination of the consolidation method for each entity can change as reconsideration events occur. Expected results after the formation of an entity can vary, which could cause a change in the allocation to the partners. In addition, if the Company sells a property, sells its interest in a joint venture or enters into a new joint venture, the number of VIEs it is involved with could vary between quarters.
During the three months ended July 31, 2009, the Company settled outstanding debt of one of its unconsolidated subsidiaries, Gladden Farms II, a land development project located in Marana, Arizona. In addition, the Company was informed of the outside partner’s intention to discontinue any future funding into the project. As a result of the loan transaction and the related negotiations with the outside partner, it has been determined that Gladden Farms II is a VIE and the Company is the primary beneficiary, which required consolidation of the entity during the three months ended July 31, 2009. The impact of the initial consolidation of Gladden Farms II is an increase in real estate, net of approximately $21,643,000 and an increase in noncontrolling interest of approximately $5,010,000.
As of July 31, 2009, the Company determined that it was the primary beneficiary under FIN No. 46 (R) of 36 VIEs representing 24 properties (21 VIEs representing 10 properties in the Residential Group, 12 VIEs representing 11 properties in the Commercial Group and 3 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to the

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
Company’s general credit. As of July 31, 2009, the Company held variable interests in 40 VIEs for which it is not the primary beneficiary. The maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s recorded investments in those VIEs totaling approximately $89,000,000 at July 31, 2009. The Company’s VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets, a franchise of the National Basketball Association in which the Company accounts for its investment on the equity method of accounting.
The carrying value of real estate, nonrecourse mortgage debt and noncontrolling interest of VIEs for which the Company is the primary beneficiary are as follows:

	July 31, 2009	January 31, 2009
	(in thousands)

Real estate, net	$1,835,000	$1,602,000
Nonrecourse mortgage debt	$1,557,000	$1,237,000
Noncontrolling interest	$89,000	$63,000
In addition to the VIEs described above, the Company has also determined that it is the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see Note E - Senior and Subordinated Debt) as of July 31, 2009.
New Accounting Standards
In addition to FSP APB 14-1, SFAS No. 160 and SFAS No. 161 noted previously in Note A, the following accounting standards were also adopted during the six months ended July 31, 2009:
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes standards for recognizing and disclosing subsequent events in the financial statements. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events. This statement is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through September 8, 2009, the date that the Company’s consolidated financial statements were issued, for this Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.
In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB No. 28, “Interim Financial Reporting” to require disclosure about the fair value of financial instruments at interim reporting periods. The statement is effective for interim reporting periods ending after June 15, 2009 (refer to “Fair Value of Financial Instruments” section of Note A).
In April 2009, FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”), which further clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and of FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP No. FAS 157-3”). FSP No. FAS 157-4 provides additional guidance in determining the fair value of an asset or liability when there is not an active market and the volume and level of activity for the asset or liability have significantly decreased. The statement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP No. FAS 157-4 on July 31, 2009 did not have a material impact on the Company’s consolidated financial statements.
SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. FAS 157-2”). FSP No. FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this statement for its financial assets and liabilities on February 1, 2008 (see Note J - Fair Value Measurements) and for its nonfinancial assets and liabilities on February 1, 2009.
In October 2008, FASB issued FSP No. FAS 157-3, which clarifies the application of SFAS No. 157. FSP No. FAS 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this standard as of October 31, 2008 did not have a material impact on the Company’s consolidated financial statements.
In November 2008, the FASB issued EITF No. 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160. EITF 08-6 provides clarification of how business combination and noncontrolling interest accounting will impact equity method investments. EITF 08-6 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of EITF No. 08-6 on February 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 on February 1, 2009 did not have a material impact on the Company’s consolidated financial statements.
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
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows the Company to use its historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The adoption of this FSP on February 1, 2009 did not have any impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R) to provide greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In February 2009, the FASB voted to issue FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP No. FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP No. FAS 141(R)-1 requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. The adoption of SFAS No. 141(R) and FSP No. FAS 141(R)-1 on February 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
A. Accounting Policies (continued)
The following new accounting standards will be adopted on their respective required effective date:
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of GAAP recognized by the FASB to be applied by nongovernmental entities. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and as of this date, the Codification will supersede all non Securities and Exchange Commission accounting and reporting standards. The Company does not expect adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends FIN No. 46 (R) to require an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. SFAS No. 167 eliminates the quantitative approach to determining whether a company is the primary beneficiary of a VIE previously required by FIN No. 46 (R). The statement is effective for annual and interim reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of adopting SFAS No. 167 on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”), which aims to improve the relevance, representational faithfulness and comparability of the information provided in an entity’s financial statements about the transfer of financial assets. The statement eliminates the concept of a qualifying special-purpose entity and changes the requirements for the derecognition of financial assets. SFAS No. 166 is effective for annual and interim reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of adopting SFAS No. 166 on its consolidated financial statements.

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
Following is a reconciliation of members’ and partners’ equity to the Company’s carrying value in the accompanying Consolidated Balance Sheets:

		January 31,
	July 31,	2009
	2009	(As Adjusted)
	(in thousands)

Members’ and partners’ equity, as below	$535,585	$595,163
Equity of other members and partners	484,499	534,942

Company’s investment in partnerships	51,086	60,221
Advances to and on behalf of other affiliates	156,385	168,774

Total Investments in and Advances to Affiliates	$207,471	$228,995

Summarized financial information for the equity method investments is as follows:

	(Combined 100%)
	July 31,	January 31,
	2009	2009
	(in thousands)
Balance Sheet:
Completed rental properties	$4,236,641	$3,967,896
Projects under development	866,112	931,411
Land held for development or sale	263,988	278,438

Total Real Estate	5,366,741	5,177,745

Less accumulated depreciation	(741,282)	(680,013)

Real Estate, net	4,625,459	4,497,732

Restricted cash - military housing bond funds	633,509	795,616
Other restricted cash	201,456	207,507
Other assets	443,156	482,431

Total Assets	$5,903,580	$5,983,286

Mortgage debt, nonrecourse	$4,564,633	$4,571,375
Other liabilities	803,362	816,748
Members’ and partners’ equity	535,585	595,163

Total Liabilities and Members’/Partners’ Equity	$5,903,580	$5,983,286

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.	Investments in and Advances to Affiliates (continued)

	(Combined 100%)		(Combined 100%)
	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Operations:
Revenues	$242,917	$253,310	$487,631	$494,148
Operating expenses	(167,540)	(200,470)	(332,070)	(369,356)
Interest expense including early extinguishment of debt	(55,688)	(55,629)	(114,273)	(115,162)
Impairment of unconsolidated entities (1)	(11,903)	(45,713)	(23,203)	(45,713)
Depreciation and amortization	(43,022)	(29,938)	(92,928)	(78,157)
Interest and other income	3,564	14,446	8,774	31,810

Loss from continuing operations	(31,672)	(63,994)	(66,069)	(82,430)

Discontinued operations(2):
Operating loss from rental properties	-	(81)	-	(99)
Gain on disposition of rental properties	-	-	-	3,070

Discontinued operations subtotal	-	(81)	-	2,971

Net loss (pre-tax)	$(31,672)	$(64,075)	$(66,069)	$(79,459)

Company’s portion of net loss (pre-tax)	$(17,438)	$(5,942)	$(33,304)	$(15,589)

(1)	The following table shows the detail of the impairment of unconsolidated entities:

		Three Months Ended July 31,		Six Months Ended July 31,
		2009	2008	2009	2008
		(in thousands)		(in thousands)
Apartment Communities:
Millender Center	(Detroit, Michigan)	$2,818	$-	$7,070	$-
Uptown Apartments	(Oakland, California)	6,781	-	6,781	-
Metropolitan Lofts	(Los Angeles, California)	-	-	1,039	-
Residences at University Park	(Cambridge, Massachusetts)	-	-	855	-
Fenimore Court	(Detroit, Michigan)	693	-	693	-
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	30,000	4,892	-
Navy Midwest (Military Housing Project)	(Chicago, Illinois)	-	-	-	30,000
Specialty Retail Centers:
Southgate Mall	(Yuma, Arizona)	1,611	-	1,611	-
El Centro Mall	(El Centro, California)	-	3,342	-	3,342
Mercury (Condominium)	(Los Angeles, California)	-	12,006	-	12,006
Old Stone Crossing at Caldwell Creek (Land Development)	(Charlotte, North Carolina)	-	365	122	365
Other		-	-	140	-

Total impairment of unconsolidated entities		$11,903	$45,713	$23,203	$45,713

Company’s portion of impairment of unconsolidated entities		$11,903	$6,026	$21,463	$6,026

(2)	Upon disposition, investments accounted for on the equity method are not classified as discontinued operations under the provisions of SFAS No. 144; therefore, gains or losses on the sale of equity method properties are reported in continuing operations when sold. During the six months ended July 31, 2008, the Company recorded $881,000 related to its share of gain on disposition in One International Place, an equity method investment located in Cleveland, Ohio.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
B.	Investments in and Advances to Affiliates (continued)
For the three and six months ended July 31, 2009 and 2008, Nets Sports and Entertainment, LLC (“NSE”), an equity method investment that owns The Nets and certain real estate in Brooklyn, New York for the proposed sports and entertainment arena, was deemed a significant subsidiary. Summarized statements of operations information for NSE is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Operations:
Revenues	$10,197	$9,338	$48,645	$57,474
Operating expenses	(16,104)	(16,852)	(60,489)	(67,336)
Interest expense	(4,830)	(3,059)	(7,676)	(6,294)
Depreciation and amortization	(2,991)	(3,572)	(19,791)	(23,697)

Net loss (pre-tax)	$(13,728)	$(14,145)	$(39,311)	$(39,853)

Company’s portion of net loss (pre-tax)	$(8,955)	$(9,045)	$(19,856)	$(22,601)

C.	Mortgage Debt, Nonrecourse
As of July 31, 2009, the composition of mortgage debt maturities including scheduled amortization and balloon payments is as follows:

			Scheduled
	Total	Scheduled	Balloon
Fiscal Years Ending January 31,	Maturities	Amortization	Payments
	(in thousands)

2010	$622,617	$40,740	$581,877
2011	$912,552	$74,529	$838,023
2012	$816,615	$72,485	$744,130
2013	$819,269	$57,010	$762,259
2014	$814,480	$47,038	$767,442
Subsequent to July 31, 2009, the Company addressed approximately $272,450,000 of mortgage debt scheduled to mature during the year ending January 31, 2010 through closed transactions, commitments and/or automatic extensions. The Company also has extension options available on $267,927,000 of mortgage debt scheduled to mature during the year ending January 31, 2010, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. The Company cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions.
The Company is in current negotiations to refinance and/or extend the remaining $41,500,000 of mortgage debt scheduled to mature during the year ending January 31, 2010. In the unlikely event that an agreement is not reached with a lender, the encumbered assets could be turned over to the lender in lieu of satisfying the maturing balloon payment. It is management’s belief that it is unlikely that a material number of assets would be turned over to the lenders and the impact of this unlikely event would not have a material effect on the financial condition or operations of the Company.
D.	Bank Revolving Credit Facility
At July 31 and January 31, 2009, the Company’s bank revolving credit facility provides for maximum borrowings of $750,000,000 and matures in March 2010. The credit facility bears interest at the Company’s option at either a LIBOR-based rate plus 2.50% (2.81% and 2.98% at July 31 and January 31, 2009, respectively), or a Prime-based rate plus 1.50%. The Company has historically elected the LIBOR-based rate option. The credit facility restricts the Company’s ability to purchase, acquire, redeem or retire any of its capital stock, and prohibits the Company from paying any dividends on its capital stock through the maturity date. The credit facility allows certain actions by the Company or its subsidiaries, such as default in paying debt service or allowing foreclosure on an encumbered real estate asset, only to the extent such actions do not have a material adverse effect, as defined in the agreement, on the

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
D.	Bank Revolving Credit Facility (continued)
Company. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, and specified levels of net worth (as defined in the credit facility). At July 31, 2009, the Company was in compliance with all of these financial covenants.
The Company is negotiating with its lenders to extend the revolving credit facility. While the ultimate outcome of the extension is unknown, the Company anticipates an extension will result in a reduced commitment from the lenders, increased borrowing costs and modifications to the financial covenants. In the event an extension is not at a level to support the Company’s operating cash flows, the Company would continue a plan to raise capital through the sale of assets, admitting other joint venture equity partners into some of the Company’s properties, curtailing capital expenditures and/or raising additional funds in a public or private equity offering.
The available credit on the bank revolving credit facility at July 31 and January 31, 2009 was as follows:

	July 31, 2009	January 31, 2009
	(in thousands)

Maximum borrowings	$750,000	$750,000
Less outstanding balances:
Borrowings	42,583	365,500
Letters of credit	66,666	65,949
Surety bonds	-	-

Available credit	$640,751	$318,551

E.	Senior and Subordinated Debt
The Company’s Senior and Subordinated Debt is comprised of the following at July 31 and January 31, 2009:

		January 31, 2009
	July 31, 2009	(As Adjusted)
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$252,469	$248,154

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	802,469	798,154

Subordinated Debt:
Redevelopment Bonds due 2010	-	18,910
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	29,000	47,910

Total Senior and Subordinated Debt	$831,469	$846,064

Puttable Equity-Linked Senior Notes
On October 10, 2006, the Company issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. The Company may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. During the year ended January 31, 2009, the Company purchased on the open market $15,000,000 in principal of its puttable equity-linked senior notes. There was $272,500,000 of principal outstanding at July 31 and January 31, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.	Senior and Subordinated Debt (continued)
Holders may put their notes to the Company at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of the Company’s Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to the Company at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At July 31, 2009, none of the aforementioned circumstances have been met.
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
Under the provisions of FSP APB 14-1 (see the “Adoption of FSP APB 14-1” section of Note A), the carrying amounts of the Company’s debt and equity balances as of July 31 and January 31, 2009 are as follows:

	July 31, 2009	January 31, 2009
	(in thousands)

Carrying amount of the equity component	$45,885	$45,885

Outstanding principal amount of the puttable equity-linked senior notes	$272,500	$272,500
Unamortized discount	(20,031)	(24,346)

Net carrying amount of the puttable equity-linked senior notes	$252,469	$248,154

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for both the three and six months ended July 31, 2009 and 2008. The Company recorded non-cash interest expense of $2,174,000 and $4,315,000 for the three and six months ended July 31, 2009, respectively, and $2,233,000 and $4,433,000 for the three and six months ended July 31, 2008, respectively. The Company recorded contractual interest expense of $2,469,000 and $4,939,000 for the three and six months ended July 31, 2009, respectively, and $2,606,000 and $5,211,000 for the three and six months ended July 31, 2008, respectively.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
E.	Senior and Subordinated Debt (continued)
Other Senior Notes
On May 19, 2003, the Company issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after June 1, 2008 at an initial redemption price of 103.813% that is systematically reduced to 100% through June 1, 2011. As of June 1, 2009, the redemption price was reduced to 102.542%.
On January 25, 2005, the Company issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by the Company, in whole or in part, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% through February 1, 2013.
On February 10, 2004, the Company issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by the Company, in whole or in part, at any time at a redemption price of 100% of the principal amount plus accrued interest.
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
Subordinated Debt
In November 2000, the Company issued $20,400,000 of 8.25% redevelopment bonds due September 15, 2010 in a private placement, with semi-annual interest payments due on March 15 and September 15. The Company entered into a total rate of return swap (“TRS”) for the benefit of these bonds that was set to expire on September 15, 2009. Under the TRS, the Company received a rate of 8.25% and paid the Securities Industry and Financial Markets Association (“SIFMA”) rate plus a spread. The TRS, accounted for as a derivative, was required to be marked to fair value at the end of each reporting period. As stated in the “Fair Value Hedges of Interest Rate Risk” section of Note G, any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings. At January 31, 2009, the fair value of the TRS was $(1,490,000), recorded in accounts payable and accrued expenses; therefore, the fair value of the bonds was reduced by the same amount to $18,910,000 (see Note H – Fair Value Measurements). On July 13, 2009, the TRS contract was terminated and subsequently, a consolidated wholly-owned subsidiary of the Company purchased the redevelopment bonds at par which effectively extinguished the subordinated debt.
In May 2003, the Company purchased $29,000,000 of subordinate tax revenue bonds that were contemporaneously transferred to a custodian, which in turn issued custodial receipts that represent ownership in the bonds to unrelated third parties. The bonds bear a fixed interest rate of 7.875%. The Company evaluated the transfer pursuant to the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and has determined that the transfer does not qualify for sale accounting treatment principally because the Company has guaranteed the payment of principal and interest in the unlikely event that there is insufficient tax revenue to support the bonds when the custodial receipts are subject to mandatory tender on December 1, 2013. As such, the Company is the primary beneficiary of this VIE and the book value (which approximated amortized costs) of the bonds was recorded as a collateralized borrowing reported as senior and subordinated debt and as held-to-maturity securities reported as other assets in the Consolidated Balance Sheets.
F.	Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. The Company recorded $-0- and $132,000 of interest income related to this arrangement in the Consolidated Statements of Operations for the three and six months ended July 31, 2009, respectively, and $164,000 and $324,000 for the three and six months ended July 31, 2008, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise its rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The Senior Subordinated Bonds were refinanced on April 16, 2009 with proceeds from the issuance of $86,000,000 of Park Creek Metropolitan District Senior Limited Property Tax Supported Revenue Refunding and Improvement Bonds Series 2009. The agreement described above expired with the refinancing of the Senior Subordinate Bonds on April 16, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
F.	Financing Arrangements (continued)
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and was acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and the Company simultaneously entered into a TRS with a notional amount of $58,000,000. The Company receives a fixed rate of 8.5% and pays the SIFMA rate plus a spread on the TRS related to the Converted Bonds. The Company determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. During the year ended January 31, 2009, one of the Company’s consolidated subsidiaries purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds were purchased by one of the Company’s consolidated subsidiaries, and a corresponding amount of a related TRS was terminated and corresponding secured borrowings removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets in the Consolidated Balance Sheets was $58,000,000 at both July 31 and January 31, 2009. The outstanding TRS contracts on the $43,000,000 and $48,000,000 of secured borrowings related to the Converted Bonds at July 31 and January 31, 2009, respectively, were supported by collateral consisting of certain notes receivable owned by the Company aggregating $33,035,000. The Company recorded net interest income of $478,000 and $1,320,000 related to the TRS in the Consolidated Statements of Operations for the three and six months ended July 31, 2009, respectively, and $898,000 and $1,736,000 for the three and six months ended July 31, 2008, respectively.
Other Structured Financing Arrangements
In May 2004, Lehman Brothers, Inc. (“Lehman”) purchased $200,000,000 in tax increment revenue bonds issued by the Denver Urban Renewal Authority (“DURA”), with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with Lehman to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC is entitled to receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index, less all fees and expenses due to Lehman (collectively, the “Fee”). The Fee was accounted for as a derivative with changes in fair value recorded through earnings. On July 1, 2008, $100,000,000 of the DURA bonds were remarketed. On July 15, 2008, Stapleton Land, LLC was paid $13,838,000 of the fee, which represented the fee earned on the remarketed DURA bonds.
During the year ended January 31, 2009, Lehman filed for bankruptcy and the remaining $100,000,000 of DURA bonds were transferred to a creditor of Lehman. As a result, the Company reassessed the collectability of the Fee during the third quarter of 2008 and decreased the fair value to $-0-, resulting in an increase to operating expenses in the Consolidated Statements of Operations of $13,816,000 for the year ended January 31, 2009. Stapleton Land, LLC informed Lehman that it determined that a “Special Member Termination Event” had occurred because Stapleton Land, LLC (a) fulfilled all of its bond purchase obligations under the transaction documents by purchasing or causing to be redeemed or repurchased all of the bonds held by Lehman and (b) fulfilled all other obligations in accordance with the transaction documents. Therefore, Stapleton Land, LLC has no other financing obligations with Lehman.
The Company recorded interest income of $-0- related to the change in fair value of the Fee in the Consolidated Statements of Operations for both the three and six months ended July 31, 2009 and $3,376,000 and $4,546,000 for the three and six months ended July 31, 2008, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,446,000 of this commitment as of July 31, 2009. In addition, on June 23, 2009, another consolidated subsidiary of the Company entered into an agreement with the City of Denver and certain of its entities to fund $10,000,000 to be used to fund additional infrastructure projects, of which none has been funded as of July 31, 2009.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G.	Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned decreases in earnings and cash flows that may be caused by interest rate volatility. Derivative instruments that are used as part of the Company’s strategy include interest rate swaps and option contracts that have indices related to the pricing of specific balance sheet liabilities. The Company enters into interest rate swaps to convert certain floating-rate debt to fixed-rate long-term debt, and vice-versa, depending on market conditions or forward starting swaps to hedge the changes in benchmark interest rates on forecasted financings. Option products utilized include interest rate caps, floors, interest rate swaptions and Treasury options. The use of these option products is consistent with the Company’s risk management objective to reduce or eliminate exposure to variability in future cash flows primarily attributable to changes in benchmark rates relating to forecasted financings, and the variability in cash flows attributable to increases relating to interest payments on its floating-rate debt. The caps and floors have typical durations ranging from one to three years while the Treasury options are for periods of five to ten years. The Company also enters into interest rate swap agreements for hedging purposes for periods that are generally one to ten years. The Company does not have any Treasury options outstanding at July 31, 2009.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps and swaps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up front premium. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated OCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company recorded interest expense of $928,000 and $1,010,000 for the three and six months ended July 31, 2009, respectively, and $-0- and $25,000 for the three and six months ended July 31, 2008, respectively, in the Consolidated Statements of Operations, which represented total ineffectiveness of all cash flow hedges. The amount of derivative losses reclassified into earnings from accumulated OCI as a result of forecasted transactions that did not occur by the end of the originally specified time period or within an additional two-month period of time thereafter was $928,000 for the three and six months ended July 31, 2009 and $-0- for the three and six months ended July 31, 2008. As of July 31, 2009, the Company expects that within the next twelve months it will reclassify amounts recorded in accumulated OCI into earnings as an increase in interest expense of approximately $28,785,000, net of tax. However, the actual amount reclassified could vary due to future changes in fair value of these derivatives.
Fair Value Hedges of Interest Rate Risk
From time to time, the Company and/or certain of its joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by the Company and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that the Company and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate. At July 31, 2009, the SIFMA rate is 0.41%. Additionally, the Company and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to the Company and/or the Joint Ventures. At July 31, 2009, the aggregate notional amount of TRS that are designated as fair value hedging instruments under SFAS No. 133, in which the Company and/or the consolidated Joint Ventures have an interest, is $495,795,000. The Company believes the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. The underlying TRS borrowings are subject to a fair value adjustment (refer to Note H – Fair Value Measurements).
Nondesignated Hedges of Interest Rate Risk
The Company has entered into derivative contracts that are intended to economically hedge certain of its risk, even though the contracts do not qualify for hedge accounting or the Company has elected not to apply hedge accounting under SFAS No. 133. In all situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, the Company will report the derivative at its fair value in the Consolidated Balance Sheets, immediately recognizing changes in the fair value in the Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities (continued)
The Company has entered into forward swaps to protect itself against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed-rate borrowings. At the time the Company secures and locks an interest rate on an anticipated financing, it intends to simultaneously terminate the forward swap associated with that financing. At July 31, 2009, the Company has two forward swaps, with notional amounts of $69,325,000 and $120,000,000, respectively, that do not qualify as cash flow hedges under the provisions of SFAS No. 133. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, the Company recorded $6,489,000 and $7,144,000 for the three and six months ended July 31, 2009, respectively, and $2,121,000 and $2,133,000 for the three and six months ended July 31, 2008, respectively, as a reduction of interest expense in its Consolidated Statements of Operations. During the year ended January 31, 2009, the Company purchased an interest rate floor in order to mitigate the interest rate risk on one of the forward swaps ($120,000,000 notional) should interest rates fall below a certain level.
The following table presents the fair values and location in the Consolidated Balance Sheet of all derivative instruments as of July 31, 2009:

	Fair Value of Derivative Instruments
	July 31, 2009

				Liability Derivatives
	Asset Derivatives			(included in Accounts Payable
	(included in Other Assets)			and Accrued Expenses)
	Current			Current
	Notional	Fair Value		Notional	Fair Value
	(in thousands)
Derivatives Designated as Hedging Instruments
Interest rate caps and floors	$567,149	$2,918		$-	$-
Interest rate swap agreements	-	-		1,449,755	102,600	(1)
TRS	-	-		495,795	52,187

Total derivatives designated as hedging instruments	$567,149	$2,918		$1,945,550	$154,787

Derivatives Not Designated as Hedging Instruments
Interest rate caps and floors	$1,383,149	$940	(2)	$-	$-
Interest rate swap agreements	21,176	2,264		189,325	32,599
TRS	25,000	69		40,543	12,113

Total derivatives not designated as hedging instruments	$1,429,325	$3,273		$229,868	$44,712

(1)
$1,127 of the fair value applies to $300,000 of notional excluded from the associated current notional amount that is covered by other interest rate swaps for the six months ended July 31, 2009. These swaps are active as of July 31, 2009; however, their effective periods are subsequent to this date.

(2)
$654 of the fair value applies to $1,447,334 of notional excluded from the associated current notional amount that is covered by other interest rate caps for the six months ended July 31, 2009. These caps are active as of July 31, 2009; however, their effective periods are subsequent to this date.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities (continued)
The following tables present the impact of gains and losses related to derivative instruments designated as cash flow hedges included in the accumulated OCI section of the Consolidated Balance Sheets as of July 31, 2009, and in equity in loss of unconsolidated entities and interest expense in the Consolidated Statements of Operations for the three and six months ended July 31, 2009:

		Loss Reclassified from
		Accumulated OCI
Three Months Ended July 31, 2009		(Effective Portion)
				Loss Recognized in
				Interest Expense on
	Gain	Location on		Derivatives (Ineffective
	Recognized	Consolidated		Portion and Amounts
Derivatives Designated as	in OCI	Statements of		Excluded from
Cash Flow Hedging Instruments(1)	(Effective Portion)	Operations	Amount	Effectiveness Testing)
		(in thousands)
Interest rate caps, interest rate swaps and Treasury options	$11,156	Interest expense	$(14,331)	$(691)
Treasury options	-	Equity in loss of unconsolidated entities	(41)	-

Total	$11,156		$(14,372)	$(691)

Six Months Ended July 31, 2009

	(in thousands)

Interest rate caps, interest rate swaps and Treasury options	$3,108	Interest expense	$(26,879)	$(773)
Treasury options	-	Equity in loss of unconsolidated entities	(82)	-

Total	$3,108		$(26,961)	$(773)

(1)
Gains and losses on terminated hedges included in accumulated OCI are being reclassified into interest expense over the original life of the hedged transactions as the transactions are still more likely than not to occur and would not be reflected in the previous table related to the fair value of designated derivatives (see Note H – Fair Value Measurements).

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
G. Derivative Instruments and Hedging Activities (continued)
The following table presents the impact of gains and losses related to derivative instruments designated as fair value hedges included in interest expense in the Consolidated Statements of Operations for the three and six months ended July 31, 2009:

Derivatives Designated as
Fair Value Hedging Instruments	Net Gain (Loss) Recognized(1)
	Three Months Ended	Six Months Ended
	July 31, 2009	July 31, 2009
(in thousands)

TRS	$(966)	$7,153
(1)
The net gain (loss) recognized in interest expense in the Consolidated Statements of Operations from the change in fair value of the underlying TRS borrowings for the three and six months ended July 31, 2009 was $966 and $(7,153), respectively, offsetting the gain recognized on the TRS (see Note H – Fair Value Measurements).

The following table presents the impact of gains and losses related to derivative instruments not designated as hedging instruments included in interest expense in the Consolidated Statements of Operations for the three and six months ended July 31, 2009:

Derivatives Not Designated as
Hedging Instruments	Net Gain (Loss) Recognized
	Three Months Ended	Six Months Ended
	July 31, 2009	July 31, 2009
	(in thousands)

Interest rate caps, interest rate swaps and floors	$6,436	$6,422
TRS	(654)	(3,511)

Total	$5,782	$2,911

Credit-risk-related Contingent Features
The principal credit risk to the Company through its interest rate risk management strategy is the potential inability of the financial institution from which the derivative financial instruments were purchased to cover all of its obligations. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s risk of loss approximates the fair value of the derivative. To mitigate this exposure, the Company generally purchases its derivative financial instruments from the financial institution that issues the related debt, from financial institutions with which we have other lending relationships, or from financial institutions with a minimum credit rating of AA at the time the transaction is entered into.
The Company has agreements with its derivative counterparties that contain a provision, under which the derivative counterparty could terminate the derivative obligations if the Company defaults on its obligations under its bank revolving credit facility and designated conditions have passed. In instances where subsidiaries of the Company have derivative obligations that are secured by a mortgage, the derivative obligations could be terminated if the indebtedness between the two parties is terminated, either by loan payoff or default of the indebtedness. In addition, one of the Company’s derivative contracts provides that if the Company’s credit rating were to fall below certain levels, it may trigger additional collateral to be posted with the counterparty up to the full amount of the liability position of the derivative contracts. Also, certain subsidiaries of the Company have agreements with certain of its derivative counterparties that contain provisions whereby the subsidiaries of the Company must maintain certain minimum financial ratios.
As of July 31, 2009, the aggregate fair value of all derivative instruments in a liability position, prior to the adjustment for nonperformance risk of $(15,736,000), is $215,235,000, for which the Company had posted collateral of $87,648,000. If all credit risk contingent features underlying these agreements had been triggered on July 31, 2009, due to the payoff of related debt obligations by termination or default, the Company would have been required to post collateral of the full amount of the liability position referred to above, or $215,235,000.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H. Fair Value Measurements
The Company’s financial assets and liabilities subject to SFAS No. 157 are interest rate caps and swaptions, interest rate swap agreements (including forward swaps), TRS and borrowings subject to TRS (see Note G – Derivative Instruments and Hedging Activities).
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
Measurement of Fair Value
The Company estimates the fair value of its hedging instruments, which includes the interest rate caps, floors and interest rate swap agreements (including forward swaps), based on interest rate market pricing models. Although the Company has determined that the significant inputs used to value its hedging instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of July 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its hedging instruments’ positions and has determined that the credit valuation adjustments are significant to the overall valuation of two interest rate swaps, and are not significant to the overall valuation of all of its other hedging instruments. As a result, the Company has determined that two interest rate swaps valuations are classified in Level 3 of the fair value hierarchy and all of its other hedging instruments valuations are classified in Level 2 of the fair value hierarchy.
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
To determine the fair value of the underlying borrowings subject to TRS, the base price is initially used as the estimate of fair value. The Company adjusts the fair value based upon observable and unobservable measures such as the financial performance of the underlying collateral; interest rate risk spreads for similar transactions and loan to value ratios. In the absence of such evidence, management’s best estimate is used. At July 31, 2009, the notional amount of TRS borrowings subject to fair value adjustments are approximately $495,795,000. The Company compares estimates of fair value to those provided by the respective counterparties on a quarterly basis. The Company has determined its fair value estimate of borrowings subject to TRS is classified in Level 3 of the fair value hierarchy.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
H. Fair Value Measurements (continued)
Items Measured at Fair Value on a Recurring Basis
The Company’s financial assets consists of interest rate caps and floors, interest rate swap agreements with a positive fair value, and TRS with a positive fair value and are included in other assets. The Company’s financial liabilities consists of interest rate swap agreements with a negative fair value (which includes the forward swaps) and TRS with a negative fair value included in accounts payable and accrued expenses and borrowings subject to TRS included in mortgage debt, nonrecourse or accounts payable and accrued expenses. The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at July 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)

Interest rate caps and floors	$-	$3,858	$-	$3,858
Interest rate swap agreements (positive fair value)	-	2,264	-	2,264
TRS (positive fair value)	-	-	69	69
Interest rate swap agreements (negative fair value)	-	(46,186)	(89,013)	(135,199)
TRS (negative fair value)	-	-	(64,300)	(64,300)
Fair value adjustment to the borrowings subject to TRS	-	-	52,187	52,187

Total	$-	$(40,064)	$(101,057)	$(141,121)

The table below presents a reconciliation of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended July 31, 2009.

	Fair Value Measurements
	Six Months Ended July 31, 2009
			(in thousands)
			Fair value
			adjustment
			to the
	Interest Rate	Net	borrowings	Total TRS
	Swaps	TRS	subject to TRS	Related	Total

Balance, February 1, 2009	$(113,109)	$(67,873)	$59,340	$(8,533)	$(121,642)
Total realized and unrealized gains (losses):					-
Included in interest expense	-	4,406	(7,917)	(3,511)	(3,511)
Included in other comprehensive income	24,096	-	-	-	24,096
Purchases, issuances and settlements	-	(764)	764	-	-

Balance, July 31, 2009	$(89,013)	$(64,231)	$52,187	$(12,044)	$(101,057)

I. Stock-Based Compensation
In April 2009, the Company granted 298,172 stock options and 646,862 shares of restricted stock under the Company’s 1994 Stock Plan. The stock options had a grant-date fair value of $4.56, which was computed using the Black-Scholes option-pricing model with the following assumptions: expected term of 5.5 years, expected volatility of 65.9%, risk-free interest rate of 2.02%, and expected dividend yield of 0%. The exercise price of the options is $7.80, which was the closing price of the underlying stock on the date of grant. The restricted stock had a grant-date fair value of $7.80 per share, which was the closing price of the stock on the date of grant.
At July 31, 2009, there was $10,747,000 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 1.94 years, and there was $15,193,000 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.70 years.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
I. Stock-Based Compensation (continued)
The amount of stock-based compensation costs and related deferred income tax benefit recognized in the financial statements are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Stock option costs	$2,174	$2,562	$4,618	$5,138
Restricted stock costs	2,166	1,750	4,405	3,643
Performance shares	-	286	-	286

Total stock-based compensation costs	4,340	4,598	9,023	9,067
Less amount capitalized into qualifying real estate projects	(2,571)	(2,387)	(4,987)	(4,119)

Amount charged to operating expenses	1,769	2,211	4,036	4,948
Depreciation expense on capitalized stock-based compensation	104	62	208	123

Total stock-based compensation expense	$1,873	$2,273	$4,244	$5,071

Deferred income tax benefit	$629	$742	$1,416	$1,663

SFAS No. 123(R) “Share-Based Payment” requires the immediate recognition of stock-based compensation costs for awards granted to retirement-eligible grantees. The amount of grant-date fair value expensed immediately for awards granted to retirement-eligible grantees during the six months ended July 31, 2009 and 2008 was $350,000 and $1,298,000, respectively.
In connection with the vesting of restricted stock during the six months ended July 31, 2009 and 2008, the Company repurchased into treasury 25,345 shares and 16,893 shares, respectively, of Class A common stock to satisfy the employees’ related minimum statutory tax withholding requirements. These shares were placed in treasury with an aggregate cost basis of $129,000 and $642,000, respectively.
J. Income Taxes
Income tax expense (benefit) for the three months ended July 31, 2009 and 2008 was $(531,000) and $3,501,000, respectively. Income tax benefit for the six months ended July 31, 2009 and 2008 was $(22,802,000) and $(16,358,000), respectively. The difference in the income tax expense (benefit) reflected in the Consolidated Statements of Operations versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, cumulative effect of changing the Company’s effective tax rate, additional state NOL’s and general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
At January 31, 2009, the Company had a federal net operating loss carryforward for tax purposes of $113,458,000 (generated primarily from the impact on its net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2029, a charitable contribution deduction carryforward of $42,705,000 that will expire in the years ending January 31, 2010 through January 31, 2014 ($5,651,000 expiring in the year ended January 31, 2010), general business credit carryovers of $15,099,000 that will expire in the years ending January 31, 2010 through January 31, 2029 ($36,000 expiring in the year ended January 31, 2010), and an alternative minimum tax (“AMT”) credit carryforward of $28,501,000 that is available until used to reduce federal tax to the AMT amount.
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
J. Income Taxes (continued)
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
As of July 31 and January 31, 2009, the Company had unrecognized tax benefits of $2,336,000 and $1,481,000, respectively. The Company recognizes estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of July 31 and January 31, 2009, the Company had approximately $588,000 and $463,000, respectively, of accrued interest related to uncertain income tax positions. Income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $92,000 and $124,000 for the three and six months ended July 31, 2009, respectively, and $(421,000) and $(332,000) for the three and six months ended July 31, 2008, respectively, was recorded in the Consolidated Statements of Operations. During the three months ended July 31, 2008, the Company settled an Internal Revenue Service audit of one of its partnership investments, which resulted in a decrease in the Company’s unrecognized tax benefits and associated accrued interest and penalties.
The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized as of July 31, 2009 and 2008, is $172,000 and $339,000, respectively. Based upon the Company’s assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at July 31, 2009. Included in the $2,336,000 of unrecognized benefits noted above, is $2,035,000 which, due to the reasons above, could significantly decrease during the next twelve months.
K. Discontinued Operations and Gain on Disposition of Rental Properties
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and six months ended July 31, 2009 and 2008. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at July 31 or January 31, 2009.
During the year ended January 31, 2008, the Company consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties and the property under construction were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008 and generated a gain on disposition of rental properties of $8,627,000, pre-tax. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the three and six months ended July 31, 2008.
The four remaining properties entered into long-term operating leases with the purchaser. On January 30, 2009, terms of the purchase agreement for the sale of Sterling Glen of Rye Brook, whose operating lease had a stated term of ten years, were amended and the property was sold. The operating results of the property for the three and six months ended July 31, 2008 is classified as discontinued operations. On January 31, 2009, another long-term operating lease with the purchaser that had a stated term of ten years was cancelled and the operations of the property were transferred back to the Company.
The two remaining properties have long-term operating leases with stated terms of five years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. The Company is generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. The Company has continued to consolidate the leased properties in its Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” have not been achieved. Further, the Company has concluded that the leased properties have met the criteria as VIEs pursuant to FIN No. 46(R), and due to the Company’s obligation to absorb a majority of expected losses, the leased properties are consolidated by the Company at July 31 and January 31, 2009. Additionally, these properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of July 31, 2009; therefore, these properties have not been included in discontinued operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
K. Discontinued Operations and Gain on Disposition of Rental Properties (continued)
The following table lists the consolidated rental properties included in discontinued operations:

				Three	Six	Three	Six
				Months	Months	Months	Months
		Square Feet/	Period	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	7/31/2009	7/31/2009	7/31/2008	7/31/2008

Commercial Group:
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	Yes	Yes	Yes

Residential Group:
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	-	-	Yes	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	-	-	Yes	Yes
The operating results related to discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Revenues from real estate operations	$-	$2,810	$813	$5,990

Expenses
Operating expenses	-	508	320	1,039
Depreciation and amortization	-	747	107	1,410

	-	1,255	427	2,449

Interest expense	-	(1,067)	(322)	(2,331)
Amortization of mortgage procurement costs	-	(87)	(5)	(184)

Interest income	-	34	-	41
Gain on disposition of rental properties	-	8,627	4,548	8,627

Earnings before income taxes	-	9,062	4,607	9,694

Income tax expense (benefit)
Current	-	(876)	3,777	(736)
Deferred	-	4,377	(1,990)	4,481

	-	3,501	1,787	3,745

Net earnings from discontinued operations	$-	$5,561	$2,820	$5,949

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt
Impairment of Real Estate
The Company reviews its real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that its carrying value of the long-lived assets may not be recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded in accordance with the provisions of SFAS No. 144. During the three and six months ended July 31, 2009, the Company recorded an impairment of certain real estate assets of $1,451,000 and $2,575,000, respectively. The amounts for 2009 include an impairment of real estate of $1,451,000 primarily related to two land development projects, Gladden Farms and Tangerine Crossing located in Marana and Tucson, Arizona, respectively, and $1,124,000 related to the residential land sale and related development opportunity in Mamaroneck, New York, which occurred during the three months ended April 30, 2009. These impairments represent a write down to the estimated fair value due to a change in events, such as a purchase offer and/or consideration of current market conditions related to the estimated future cash flows. The Company recorded no impairments of real estate during the three and six months ended July 31, 2008.
Impairment of Unconsolidated Entities
The Company reviews its portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that its carrying value in the investments may be in excess of fair value. In cases where the Company estimates that it does not expect the value in its equity method investments to recover within 12 months, an impairment charge is recorded in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as a reduction in the carrying value of the investment. The Company estimates the fair value of its unconsolidated entities in accordance with SFAS No. 157. In order to arrive at the estimates, the Company uses varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs.
The following table summarizes the Company’s impairment of unconsolidated entities for the three and six months ended July 31, 2009 and 2008, which are included in the Consolidated Statements of Operations.

		Three Months Ended July 31,		Six Months Ended July 31,
		2009	2008	2009	2008
		(in thousands)		(in thousands)

Apartment Communities:
Millender Center	(Detroit, Michigan)	$2,818	$-	$7,070	$-
Uptown Apartments	(Oakland, California)	6,781	-	6,781	-
Metropolitan Lofts	(Los Angeles, California)	-	-	1,039	-
Residences at University Park	(Cambridge, Massachusetts)	-	-	855	-
Fenimore Court	(Detroit, Michigan)	693	-	693	-
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	3,152	-
Specialty Retail Centers:
Southgate Mall	(Yuma, Arizona)	1,611	-	1,611	-
El Centro Mall	(El Centro, California)	-	1,263	-	1,263
Mercury (Condominium)	(Los Angeles, California)	-	4,098	-	4,098
Two land development projects		-	365	262	365
Other		-	300	-	300

Total Impairment of Unconsolidated Entities		$11,903	$6,026	$21,463	$6,026

Write-Off of Abandoned Development Projects
On a quarterly basis, the Company reviews each project under development to determine whether it is probable the project will be developed. If it is determined by management that the project will not be developed, project costs are written off to operating expenses as an abandoned development project cost. The Company may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, the Company may fail to recover expenses already incurred in exploring development opportunities. The Company recorded write-offs of abandoned development projects of $3,247,000 and $17,640,000 for the three and six months ended July 31, 2009, respectively, and $2,259,000 and $28,951,000 for the three and six months ended July 31, 2008, respectively, which were recorded in operating expenses in the Consolidated Statements of Operations.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
L.	Impairment of Real Estate, Impairment of Unconsolidated Entities, Write-Off of Abandoned Development Projects and Gain (Loss) on Early Extinguishment of Debt (continued)
Gain (Loss) on Early Extinguishment of Debt
For both the three and six months ended July 31, 2009, the Company recorded $9,063,000 as gain on early extinguishment of debt. These amounts for 2009 are primarily a result of the gain on the early extinguishment of nonrecourse mortgage debt at Gladden Farms, a land development project located in Marana, Arizona. This gain was partially offset by a charge to early extinguishment of debt as a result of the payment of $20,400,000 in redevelopment bonds by a consolidated subsidiary of the Company (see the “Subordinated Debt” section of Note E – Senior and Subordinated Debt). For the three and six months ended July 31, 2008, the Company recorded $52,000 and $5,231,000, respectively, as loss on early extinguishment of debt. The amounts for 2008 represent the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, and 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms. These charges were partially offset by a gain on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio.
M.	Common Stock Offering
In May 2009, the Company sold 52,325,000 shares of its Class A Common Stock in a public offering at a price of $6.60 per share, which included 6,825,000 shares issued as a result of the underwriters’ exercise of their over-allotment option in full. The offering generated net proceeds of $329,917,000 after deducting underwriting discounts, commissions and other offering expenses, which were used to reduce a portion of the Company’s outstanding borrowings under its bank revolving credit facility.

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
The loss from continuing operations attributable to Forest City Enterprises, Inc. for the three and six months ended July 31, 2009 and 2008 as well as the net loss attributable to Forest City Enterprises, Inc. for the three and six months ended July 31, 2009 and 2008 were allocated solely to holders of common stock as the participating security holders do not share in the losses in accordance with EITF 03-6.
The reconciliation of the amounts used in the basic and diluted earnings per share computations is shown in the following table.

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008

Numerators (in thousands)

Loss from continuing operations attributable to Forest City Enterprises, Inc. - basic and diluted	$(1,789)	$(13,947)	$(35,288)	$(54,737)
Net loss attributable to Forest City Enterprises, Inc. - basic and diluted	$(1,789)	$(8,386)	$(32,468)	$(48,788)

Denominator

Weighted average shares outstanding - basic and diluted(1)(2)(3)(4)	144,547,045	102,682,825	124,074,311	102,648,700

Earnings Per Share

Loss from continuing operations attributable to Forest City Enterprises, Inc. - basic and diluted	$(0.01)	$(0.13)	$(0.28)	$(0.53)
Net loss attributable to Forest City Enterprises, Inc. - basic and diluted	$(0.01)	$(0.08)	$(0.26)	$(0.47)
(1)
Incremental shares from dilutive securities of 3,647,755 and 3,655,000 for the three and six months ended July 31, 2009, respectively, and 4,513,666 and 4,565,100 for the three and six months ended July 31, 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive due to the loss from continuing operations.

(2)
Weighted-average options and restricted stock of 5,147,039 and 4,796,384 for the three and six months ended July 31, 2009, respectively, and 2,439,244 and 2,263,990 for the three and six months ended July 31, 2008, respectively, were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

(3)
Weighted-average performance shares of 172,609 for both the three and six months ended July 31, 2009, respectively, and 82,552 and 41,276 for the three and six months ended July 31, 2008, respectively, were not included in the computation of diluted earnings per share because the performance criteria were not satisfied at the end of the respective periods.

(4)
The Puttable Equity-Linked Senior Notes issued in October 2006 can be put to the Company by the holders under certain circumstances (see Note E – Senior and Subordinated Debt). If the Company exercises its net share settlement option upon a put of the notes by the holders, it will then issue shares of its Class A common stock. The effect of these shares was not included in the computation of diluted earnings per share for the three and six months ended July 31, 2009 and 2008 as the Company’s average stock price did not exceed the put value price of the Puttable Equity-Linked Senior Notes. These notes will be dilutive when the average stock price for the period exceeds $66.39. Additionally, the Company sold a warrant with an exercise price of $74.35, which has also been excluded from diluted earnings per share for the three and six months ended July 31, 2009 and 2008 as the Company’s stock price did not exceed the exercise price.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
O. Segment Information
The Company operates through three strategic business units and five reportable segments, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The three strategic units/reportable segments are the Commercial Group, Residential Group and Land Development Group (“Real Estate Groups”). The Commercial Group, the Company’s largest business unit, owns, develops, acquires and operates regional malls, specialty/urban retail centers, office and life science buildings, hotels and mixed-use projects. The Residential Group owns, develops, acquires and operates residential rental properties, including upscale and middle-market apartments and adaptive re-use developments. Additionally, the Residential Group develops for-sale condominium projects and also owns interests in entities that develop and manage military family housing. The Land Development Group acquires and sells both land and developed lots to residential, commercial and industrial customers. It also owns and develops land into master-planned communities and mixed-use projects. The remaining two reportable segments are The Nets and Corporate Activities. The following tables summarize financial data for the Company’s five reportable segments. All amounts are presented in thousands and all prior year amounts are “as adjusted” as applicable.

			July 31,	January 31,	Three Months Ended July 31,		Six Months Ended July 31,
			2009	2009	2009	2008	2009	2008
			Identifiable Assets		Capital Expenditures
Commercial Group			$8,282,604	$8,251,407	$139,871	$238,730	$272,274	$406,580
Residential Group			2,770,542	2,548,712	85,024	76,080	186,605	145,723
Land Development Group			456,653	431,938	-	1,029	-	1,977
The Nets (1)			2,115	(3,302)	-	-	-	-
Corporate Activities			170,887	151,752	80	27	230	85

			$11,682,801	$11,380,507	$224,975	$315,866	$459,109	$554,365

	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	Revenues from Real Estate Operations				Operating Expenses

Commercial Group	$238,425	$236,452	$467,424	$454,098	$108,176	$116,660	$219,099	$243,973
Commercial Group Land Sales	5,386	10,602	12,014	14,250	3,508	5,510	7,491	8,372
Residential Group	68,023	73,378	142,955	150,672	40,907	43,448	99,075	98,349
Land Development Group	4,901	7,159	7,371	13,581	6,873	9,994	12,825	19,524
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	-	-	-	-	6,080	10,046	21,901	22,796

	$316,735	$327,591	$629,764	$632,601	$165,544	$185,658	$360,391	$393,014

	Depreciation and Amortization Expense				Interest Expense

Commercial Group	$51,332	$52,938	$102,028	$103,533	$53,649	$55,637	$113,146	$112,394
Residential Group	15,522	15,681	30,334	30,146	6,915	8,213	17,308	17,455
Land Development Group	229	240	462	432	557	(168)	806	(172)
The Nets	-	-	-	-	-	-	-	-
Corporate Activities	770	757	1,487	1,511	19,102	17,721	40,671	34,199

	$67,853	$69,616	$134,311	$135,622	$80,223	$81,403	$171,931	$163,876

	Interest and Other Income				Net Earnings (Loss) Attributable to Forest City Enterprises, Inc.

Commercial Group	$1,219	$4,564	$1,802	$6,344	$13,703	$9,714	$25,328	$(1,988)
Residential Group	6,059	2,586	10,130	6,176	(499)	8,457	(8,171)	10,408
Land Development Group	3,543	5,202	5,697	8,038	5,724	3,603	5,980	3,087
The Nets	-	-	-	-	(5,562)	(5,472)	(12,554)	(14,432)
Corporate Activities	773	532	773	724	(15,155)	(24,688)	(43,051)	(45,863)

	$11,594	$12,884	$18,402	$21,282	$(1,789)	$(8,386)	$(32,468)	$(48,788)

(1)	The identifiable assets of ($3,302) at January 31, 2009 represent losses in excess of the Company’s investment basis in The Nets.

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
(continued on next page)

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
O. Segment Information (continued)
Reconciliation of EBDT to Net Earnings (Loss) by Segment:

			Land
	Commercial	Residential	Development		Corporate
Three Months Ended July 31, 2009	Group	Group	Group	The Nets	Activities	Total

EBDT	$74,287	$37,793	$10,778	$(5,562)	$(21,813)	$95,483
Depreciation and amortization – Real Estate Groups	(53,788)	(21,144)	(92)	-	-	(75,024)
Amortization of mortgage procurement costs – Real Estate Groups	(3,114)	(501)	(208)	-	-	(3,823)
Deferred taxes – Real Estate Groups	(5,712)	(10,150)	(4,074)	-	6,658	(13,278)
Straight-line rent adjustment	3,603	11	-	-	-	3,614
Preference payment (1)	(586)	-	-	-	-	(586)
Impairment of real estate, net of tax	-	(209)	(680)	-	-	(889)
Impairment of unconsolidated entities, net of tax	(987)	(6,299)	-	-	-	(7,286)

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$13,703	$(499)	$5,724	$(5,562)	$(15,155)	$(1,789)

Three Months Ended July 31, 2008

EBDT	$74,095	$30,344	$2,384	$(5,472)	$(13,008)	$88,343
Depreciation and amortization – Real Estate Groups	(53,778)	(19,038)	(75)	-	-	(72,891)
Amortization of mortgage procurement costs – Real Estate Groups	(2,556)	(674)	(131)	-	-	(3,361)
Deferred taxes – Real Estate Groups	(3,536)	(3,315)	1,550	-	(9,510)	(14,811)
Straight-line rent adjustment	(4,352)	15	-	-	-	(4,337)
Preference payment (1)	(931)	-	-	-	-	(931)
Preferred return on disposition, net of tax	-	(128)	-	-	-	(128)
Impairment of unconsolidated entities, net of tax	(775)	(2,699)	(224)	-	-	(3,698)
Retrospective effect of FSP APB 14-1	1,662	332	99	-	(2,170)	(77)
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	(187)	(560)	-	-	-	(747)
Amortization of mortgage procurement costs - Real Estate Groups	(8)	(79)	-	-	-	(87)
Deferred taxes - Real Estate Groups	(9)	(1,035)	-	-	-	(1,044)
Straight-line rent adjustment	89	-	-	-	-	89
Gain on disposition of rental properties	-	5,294	-	-	-	5,294

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$9,714	$8,457	$3,603	$(5,472)	$(24,688)	$(8,386)

Six Months Ended July 31, 2009

EBDT	$132,660	$55,325	$10,839	$(12,554)	$(49,183)	$137,087
Depreciation and amortization – Real Estate Groups	(105,688)	(41,169)	(188)	-	-	(147,045)
Amortization of mortgage procurement costs – Real Estate Groups	(6,108)	(1,387)	(345)	-	-	(7,840)
Deferred taxes – Real Estate Groups	(2,393)	(8,066)	(3,486)	-	6,132	(7,813)
Straight-line rent adjustment	6,362	15	-	-	-	6,377
Preference payment (1)	(1,171)	-	-	-	-	(1,171)
Impairment of real estate, net of tax	-	(897)	(680)	-	-	(1,577)
Impairment of unconsolidated entities, net of tax	(987)	(11,992)	(160)	-	-	(13,139)
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	(107)	-	-	-	-	(107)
Amortization of mortgage procurement costs - Real Estate Groups	(5)	-	-	-	-	(5)
Deferred taxes - Real Estate Groups	(31)	-	-	-	-	(31)
Straight-line rent adjustment	12	-	-	-	-	12
Gain on disposition of rental properties	2,784	-	-	-	-	2,784

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$25,328	$(8,171)	$5,980	$(12,554)	$(43,051)	$(32,468)

Six Months Ended July 31, 2008

EBDT	$107,126	$47,571	$1,698	$(14,432)	$(37,666)	$104,297
Depreciation and amortization – Real Estate Groups	(105,712)	(37,175)	(151)	-	-	(143,038)
Amortization of mortgage procurement costs – Real Estate Groups	(5,032)	(1,321)	(254)	-	-	(6,607)
Deferred taxes – Real Estate Groups	2,003	557	1,841	-	(3,981)	420
Straight-line rent adjustment	(1,218)	19	(1)	-	-	(1,200)
Preference payment (1)	(1,867)	-	-	-	-	(1,867)
Preferred return on disposition, net of tax	-	(128)	-	-	-	(128)
Gain on disposition of other investments, net of tax	-	-	-	-	92	92
Gain on disposition of unconsolidated entities, net of tax	541	-	-	-	-	541
Impairment of unconsolidated entities, net of tax	(775)	(2,699)	(224)	-	-	(3,698)
Retrospective effect of FSP APB 14-1	3,256	623	178	-	(4,308)	(251)
Discontinued operations, net of tax: (2)
Depreciation and amortization - Real Estate Groups	(378)	(1,032)	-	-	-	(1,410)
Amortization of mortgage procurement costs - Real Estate Groups	(14)	(170)	-	-	-	(184)
Deferred taxes - Real Estate Groups	(17)	(1,131)	-	-	-	(1,148)
Straight-line rent adjustment	99	-	-	-	-	99
Gain on disposition of rental properties	-	5,294	-	-	-	5,294

Net earnings (loss) attributable to Forest City Enterprises, Inc.	$(1,988)	$10,408	$3,087	$(14,432)	$(45,863)	$(48,788)

(1)
The preference payment represents the respective period’s share of the annual preferred payment in connection with the issuance of Class A Common Units in exchange for Bruce C. Ratner’s noncontrolling interest in the Forest City Ratner Company portfolio. See Note P – Class A Common Units for more information.

(2)	See Note K for discontinued operations information.

Forest City Enterprises, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
P. Class A Common Units
Master Contribution Agreement
The Company and certain of its affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of the Company, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, the Company issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. The Company accounted for the issuance of the Units in exchange for the noncontrolling interest under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at the Company’s sole discretion: (i) an equal number of shares of the Company’s Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of the Company’s Class A common stock. The Company has no rights to redeem or repurchase the Units. The carrying value of the Units are included as noncontrolling interest on the Consolidated Balance Sheets at July 31 and January 31, 2009, in accordance with SFAS No. 160. Also pursuant to the Master Contribution Agreement, the Company and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and the Company, in its discretion, chooses among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
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
P. Class A Common Units (continued)
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

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding but unrelated to the transactions discussed above, the Company redeemed Mr. Ratner’s noncontrolling interest in two entities in exchange for the Company’s majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” as acquisitions of the noncontrolling interest in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of noncontrolling interest of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the three and six months ended July 31, 2008 as the results do not have a material impact on the Consolidated Statements of Operations.

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
Corporate Activities and The Nets, a franchise of the National Basketball Association in which we account for our investment on the equity method of accounting, are reportable segments of the Company.
We have approximately $11.7 billion of assets in 27 states and the District of Columbia at July 31, 2009. Our core markets include the New York City/Philadelphia metropolitan area, Denver, Boston, Greater Washington D.C./Baltimore metropolitan area, Chicago and the state of California. We have offices in Albuquerque, Boston, Chicago, Denver, London (England), Los Angeles, New York City, San Francisco, Washington, D.C., and our corporate headquarters in Cleveland, Ohio.
Significant milestones occurring during the second quarter of 2009 included:
•
The completion of the sale of 52,325,000 shares of our Class A Common Stock in May 2009, which included the underwriters’ exercise of their over-allotment option in full, in an underwritten public offering pursuant to an effective registration statement at a public offering price of $6.60 per share. We received net proceeds of $329,917,000 after deducting underwriting discounts, commissions and other offering expenses;

•
Being selected by the Washington D.C. Deputy Mayor’s Office for Planning and Economic Development to provide fee-based development-advisory services related to the Poplar Point project in Southeast Washington;

•	The sale of the remaining units at our two condominium projects in Los Angeles, California, 1100 Wilshire, through individual unit sales and Mercury, through a bulk sale of the remaining units; and
•	Closing $89,820,000 in nonrecourse mortgage financing transactions.
Subsequent to July 31, 2009, we achieved the following significant milestones:
•
Closing on an extension of $557,000,000 in construction financing for Ridge Hill, a mixed-use regional lifestyle center in Yonkers, New York, currently under construction. This closing extends the due date from its original maturity of August 2010 to August 2012;

•	Closing $181,650,000 of nonrecourse mortgage financing transactions that extend debt that would have matured during the remaining half of our fiscal year ending January 31, 2010;
•
Being selected by the Puerto Rico Department of Economic Development and Commerce and the Puerto Rico Tourism Company to provide fee-based program management services for the redevelopment of a 21-block area of San Juan’s waterfront district; and

•
Adding 13 new retail, entertainment and restaurant tenants for Village at Gulfstream Park, a 500,000-square-foot, high-end retail and entertainment destination currently under construction in Hallandale Beach, Florida. With the new tenant announcements, available retail space at the center is 79 percent leased with five months still remaining before the planned opening on February 11, 2010.

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
The following tables reflect our as reported amounts along with the as adjusted amounts as a result of the retrospective adoption of FSP APB 14-1:

	January 31, 2009
	As	FSP APB 14-1	As
	Reported	Adjustments	Adjusted
	(in thousands)
Consolidated Balance Sheet
Real estate, net	$9,212,834	$16,468	$9,229,302
Other assets	936,902	(631)	936,271
Senior and subordinated debt	870,410	(24,346)	846,064
Deferred income taxes	439,282	16,054	455,336
Additional paid-in capital	241,539	26,257	267,796
Retained earnings	645,852	(2,128)	643,724

	Three Months Ended July 31, 2008			Six Months Ended July 31, 2008
	As	FSP APB 14-1	As	As	FSP APB 14-1	As
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
		(in thousands, except per share data)
Consolidated Statements of Operations (1)
Depreciation and amortization	$69,571	$45	$69,616	$135,532	$90	$135,622
Interest expense, net of capitalized interest	81,326	77	81,403	163,625	251	163,876
Deferred income tax loss (benefit)	14,455	(48)	14,407	(5,669)	(134)	(5,803)
Loss from continuing operations	(8,705)	(74)	(8,779)	(48,668)	(207)	(48,875)
Net loss attributable to Forest City Enterprises, Inc.	(8,312)	(74)	(8,386)	(48,581)	(207)	(48,788)
Net loss attributable to Forest City Enterprises, Inc. per share - basic and diluted	(0.08)	0.00	(0.08)	(0.47)	0.00	(0.47)
(1)
Adjusted to reflect the impact of discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) (see the “Discontinued Operations” section of the MD&A).

Net Loss Attributable to Forest City Enterprises, Inc. – Net loss attributable to Forest City Enterprises, Inc. for the three months ended July 31, 2009 was $1,789,000 versus $8,386,000 for the three months ended July 31, 2008. Although we have substantial recurring revenue sources from our properties, we also enter into significant one-time transactions, which could create substantial variances in net earnings (loss) between periods. This variance is primarily attributable to the following increases, which are net of tax and noncontrolling interest:
•
$5,580,000 ($9,115,000, pre-tax) related to the gain on early extinguishment of nonrecourse mortgage debt in 2009 primarily at Gladden Farms, a land development project located in Marana, Arizona. This gain was partially offset by a charge to early extinguishment of debt as a result of the payment of $20,400,000 in redevelopment bonds by one of our consolidated wholly-owned subsidiaries (see the “Subordinated Debt” section of the MD&A);

•
$4,032,000 related to increased income tax benefit on operating income as calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”);

•
$2,428,000 ($3,966,000, pre-tax) related to a decrease in corporate operating expenses primarily attributable to the impact of cost savings initiatives including headcount reductions instituted in the fourth quarter of 2008 and the first quarter of 2009 that resulted in reductions in compensation and related benefits, charitable contributions and general corporate expenses;

•
$2,050,000 ($3,349,000, pre-tax) related to a gain recognized in 2009 for insurance proceeds received related to fire damage of an apartment building in excess of the net book value of the damaged asset; and

•
$1,927,000 ($3,147,000, pre-tax) related to the change in fair market value of derivatives between the comparable periods, which was marked to market through interest expense as a result of the derivatives not qualifying for hedge accounting.

These increases were partially offset by the following decreases, net of tax and noncontrolling interest:
•	$5,294,000 ($8,627,000, pre-tax) related to the 2008 gain on disposition of Sterling Glen of Lynbrook, a supported-living apartment community in Lynbrook, New York;
•	$3,589,000 ($5,877,000, pre-tax) related to the 2009 increase in impairment charges of unconsolidated entities;
•	$2,056,000 ($3,350,000, pre-tax) related to the 2008 gain on the sale of an ownership interest in a parking management company; and
•
$1,864,000 ($3,038,000, pre-tax) related to the income earned on the Denver Urban Renewal Authority (“DURA”) purchase obligation and fee in 2008 that did not recur (see the “Other Structured Financing Arrangements” section of the MD&A).

Net loss attributable to Forest City Enterprises, Inc. for the six months ended July 31, 2009 was $32,468,000 versus $48,788,000 for the six months ended July 31, 2008. This variance is primarily attributable to the following increases, which are net of tax and noncontrolling interest:
•
$8,584,000 ($14,021,000, pre-tax) related to the gain on early extinguishment of nonrecourse mortgage debt in 2009, primarily as a result of the gain on the early extinguishment of nonrecourse mortgage debt at Gladden Farms. This gain was partially offset by a charge to early extinguishment of debt as a result of the payment of $20,400,000 in redevelopment bonds by one of our consolidated wholly-owned subsidiaries (see the “Subordinated Debt” section of the MD&A). For the six months ended July 31, 2008, the amounts represent the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, and 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms. These charges were partially offset by a gain on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio;

•	$6,444,000 related to increased income tax benefit on operating income as calculated in accordance with SFAS No. 109;
•	$5,550,000 ($9,066,000, pre-tax) of decreased write-offs of abandoned development projects in 2009 compared to 2008;
•	$2,784,000 ($4,548,000, pre-tax) related to the 2009 gain on disposition of Grand Avenue, a specialty retail center in Queens, New York;
•
$2,050,000 ($3,349,000, pre-tax) related to a gain recognized in 2009 for insurance proceeds received related to fire damage of an apartment building in excess of the net book value of the damaged asset;

•	$1,878,000 ($3,033,000, pre-tax) related to the decreased share of losses from our equity investment in the New Jersey Nets basketball team (see “The Nets” section of the MD&A);
•
$1,860,000 ($3,031,000, pre-tax) related to participation payments in 2008 on the refinancing of 350 Massachusetts Avenue, an unconsolidated office building and Jackson Building, a consolidated office building, both located in Cambridge, Massachusetts;

•	$1,468,000 ($2,398,000, pre-tax) related to an increase in income recognized on the sale of state and federal Historic Preservation Tax Credits and New Market Tax Credits; and
•	$1,467,000 ($2,396,000, pre-tax) related to the 2009 net gain on an industrial land sale at Mesa del Sol in Albuquerque, New Mexico.
These increases were partially offset by the following decreases, net of tax and noncontrolling interest:
•	$9,442,000 ($15,437,000, pre-tax) related to the 2009 increase in impairment charges of unconsolidated entities;
•	$5,294,000 ($8,627,000, pre-tax) related to the 2008 gain on disposition of Sterling Glen of Lynbrook;
•
$2,510,000 ($4,091,000, pre-tax) related to the income earned on the DURA purchase obligation and fee in 2008 that did not recur (see the “Other Structured Financing Arrangements” section of the MD&A); and

•	$2,056,000 ($3,350,000, pre-tax) related to the 2008 gain on the sale of an ownership interest in a parking management company.

Summary of Segment Operating Results – The following tables present a summary of revenues from real estate operations, operating expenses, interest expense, equity in earnings (loss) of unconsolidated entities and impairment of unconsolidated entities by segment for the three and six months ended July 31, 2009 and 2008, respectively. See discussion of these amounts by segment in the narratives following the tables.

	Three Months Ended July 31,			Six Months Ended July 31,
		2008			2008
	2009	(As Adjusted)	Variance	2009	(As Adjusted)	Variance
	(in thousands)			(in thousands)
Revenues from Real Estate Operations
Commercial Group	$238,425	$236,452	$1,973	$467,424	$454,098	$13,326
Commercial Group Land Sales	5,386	10,602	(5,216)	12,014	14,250	(2,236)
Residential Group	68,023	73,378	(5,355)	142,955	150,672	(7,717)
Land Development Group	4,901	7,159	(2,258)	7,371	13,581	(6,210)
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	-	-	-

Total Revenues from Real Estate Operations	$316,735	$327,591	$(10,856)	$629,764	$632,601	$(2,837)

Operating Expenses
Commercial Group	$108,176	$116,660	$(8,484)	$219,099	$243,973	$(24,874)
Cost of Commercial Group Land Sales	3,508	5,510	(2,002)	7,491	8,372	(881)
Residential Group	40,907	43,448	(2,541)	99,075	98,349	726
Land Development Group	6,873	9,994	(3,121)	12,825	19,524	(6,699)
The Nets	-	-	-	-	-	-
Corporate Activities	6,080	10,046	(3,966)	21,901	22,796	(895)

Total Operating Expenses	$165,544	$185,658	$(20,114)	$360,391	$393,014	$(32,623)

Interest Expense
Commercial Group	$53,649	$55,637	$(1,988)	$113,146	$112,394	$752
Residential Group	6,915	8,213	(1,298)	17,308	17,455	(147)
Land Development Group	557	(168)	725	806	(172)	978
The Nets	-	-	-	-	-	-
Corporate Activities	19,102	17,721	1,381	40,671	34,199	6,472

Total Interest Expense	$80,223	$81,403	$(1,180)	$171,931	$163,876	$8,055

Equity in Earnings (Loss) of Unconsolidated Entities
Commercial Group	$743	$1,806	$(1,063)	$1,579	$2,247	$(668)
Gain on disposition of One International Place	-	-	-	-	881	(881)
Residential Group	1,473	2,379	(906)	2,920	5,110	(2,190)
Land Development Group	556	4,447	(3,891)	2,648	4,220	(1,572)
The Nets	(8,307)	(8,548)	241	(18,988)	(22,021)	3,033
Corporate Activities	-	-	-	-	-	-

Total Equity in Loss of Unconsolidated Entities	$(5,535)	$84	$(5,619)	$(11,841)	$(9,563)	$(2,278)

Impairment of Unconsolidated Entities
Commercial Group	$1,611	$1,263	$348	$1,611	$1,263	$348
Residential Group	10,292	4,398	5,894	19,590	4,398	15,192
Land Development Group	-	365	(365)	262	365	(103)
The Nets	-	-	-	-	-	-
Corporate Activities	-	-	-	-	-	-

Total Impairment of Unconsolidated Entities	$11,903	$6,026	$5,877	$21,463	$6,026	$15,437

Commercial Group
Revenues from Real Estate Operations – Revenues from real estate operations for the Commercial Group, including the segment’s land sales, decreased by $3,243,000, or 1.3%, for the three months ended July 31, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following decrease:
•
$5,216,000 related to decreases in commercial outlot land sales primarily at Short Pump Town Center in Richmond, Virginia and Orchard Town Center in Westminster, Colorado, which were partially offset by increases at Salt Lake City in Utah and Ridge Hill in Yonkers, New York.

This decrease was partially offset by the following increase:
•	$5,754,000 related to new property openings as noted in the table below.
The balance of the remaining decrease of $3,781,000 was generally due to downward trends in occupancies and rental rates primarily in the retail sector.
Revenues from real estate operations for the Commercial Group, including the segment’s land sales, increased by $11,090,000, or 2.4%, for the six months ended July 31, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following increases:
•	$13,960,000 related to new property openings as noted in the table below; and
•
$2,831,000 related to increased revenues earned on a construction contract with the New York City School Construction Authority for the construction of a school at Beekman, a development project in Manhattan, New York. This represents a reimbursement of costs that is included in operating expenses discussed below.

These increases were partially offset by the following decrease:
•
$2,236,000 related to decreases in commercial outlot land sales primarily at Short Pump Town Center, Saddle Rock Village in Aurora, Colorado and Orchard Town Center which were partially offset by increases in commercial outlot land sales at Victoria Gardens in Rancho Cucamonga, California, Salt Lake City and Ridge Hill.

The balance of the remaining decrease of $3,465,000 was generally due to downward trends in occupancies and rental rates primarily in the retail sector.
Operating and Interest Expenses – Operating expenses decreased $10,486,000, or 8.6%, for the three months ended July 31, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•
$2,002,000 related to decreases in commercial outlot land sales primarily at Short Pump Town Center and Orchard Town Center, which were partially offset by an increase in commercial outlot land sales at Salt Lake City and Ridge Hill; and

•	$632,000 related to decreased write-offs of abandoned development projects.
These decreases were partially offset by the following increase:
•	$1,722,000 related to new property openings as noted in the table below.
The balance of the remaining decrease of $9,574,000 was generally due to cost reduction activities within the Commercial Group relating to direct property expenses and general operating activities.
Operating expenses decreased $25,755,000, or 10.2%, for the six months ended July 31, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following decreases:
•	$18,529,000 related to decreased write-offs of abandoned development projects in 2009 compared to 2008, which was primarily due to the 2008 write-off at Summit at Lehigh Valley;
•	$1,759,000 related to the 2008 participation payment on the refinancing at Jackson Building, an office building in Cambridge, Massachusetts; and
•
$881,000 related to decreases in commercial outlot land sales primarily at Short Pump Town Center, Saddle Rock Village and Orchard Town Center, which were partially offset by an increase in commercial outlot land sales at Victoria Gardens, Salt Lake City and Ridge Hill.

These decreases were partially offset by the following increases:
•	$4,919,000 related to new property openings as noted in the table below; and
•
$2,831,000 related to construction of a school at Beekman. These costs are reimbursed by the New York City School Construction Authority and are included in revenues from real estate operations discussed above.

The balance of the remaining decrease of $12,336,000 was generally due to cost reduction activities within the Commercial Group relating to direct property expenses and general operating activities.
Interest expense for the Commercial Group decreased by $1,988,000, or 3.6%, for the three months ended July 31, 2009 and increased by $752,000, or 0.7%, for the six months ended July 31, 2009 compared to the same periods in the prior year. The variances are primarily attributable to decreases in variable interest rates offset by increases primarily attributable to the openings of the properties listed in the table below.
The following table presents the increases (decreases) in revenues and operating expenses incurred by the Commercial Group for newly-opened properties for the three and six months ended July 31, 2009 compared to the same period in the prior year:

				Three Months Ended		Six Months Ended
				July 31, 2009 vs. 2008		July 31, 2009 vs. 2008
				Revenues		Revenues
				from		from
		Quarter - Year	Square	Real Estate	Operating	Real Estate	Operating
Newly - Opened Properties	Location	Opened	Feet	Operations	Expenses	Operations	Expenses
				(in thousands)		(in thousands)
Retail Centers:
Promenade at Temecula Expansion	Temecula, California	Q1-2009	127,000	$579	$111	$727	$346
White Oak Village	Richmond, Virginia	Q3-2008	800,000	1,876	665	3,675	1,203
Shops at Wiregrass	Tampa, Florida	Q3-2008	642,000	2,925	1,330	5,768	2,889
Orchard Town Center	Westminster, Colorado	Q1-2008	980,000	421	(427)	2,267	(153)

Office Building:
Johns Hopkins - 855 North Wolfe Street	East Baltimore, Maryland	Q1-2008	279,000	(47)	43	1,523	634

Total				$5,754	$1,722	$13,960	$4,919

Comparable occupancy for the Commercial Group is 89.8% and 89.4% for retail and office, respectively, as of July 31, 2009 compared to 91.8% and 90.3%, respectively, as of July 31, 2008. Retail and office occupancy as of July 31, 2009 and 2008 is based on square feet leased at the end of the fiscal quarter. Average occupancy for hotels for the six months ended July 31, 2009 is 64.3% compared to 68.4% for the six months ended July 31, 2008.
As of July 31, 2009, the average base rent per square feet expiring for retail and office leases is $26.37 and $31.08, respectively, compared to $26.68 and $30.41, respectively, as of July 31, 2008. Square feet of expiring leases and average base rent per square feet are operating statistics that represent 100% of the square footage and base rental income per square foot from expiring leases. The average daily rate (“ADR”) for our hotel portfolio is $137.56 and $143.21 for the six months ended July 31, 2009 and 2008, respectively. ADR is an operating statistic and is calculated by dividing revenue by the number of rooms sold for all hotels that were open and operating for both the six months ended July 31, 2009 and 2008.

Residential Group
Revenues from Real Estate Operations – Included in revenues from real estate operations is fee income related to the development and construction management related to our military housing projects. Military housing fee income and related operating expenses may vary significantly from period to period based on the timing of development and construction activity at each applicable project. Revenues from real estate operations for the Residential Group decreased by $5,355,000, or 7.3%, during the three months ended July 31, 2009 compared to the same period in the prior year. The variance is primarily attributable to the following decrease:
•
$13,982,000 related to military housing fee income from development and management of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further detail).

This decrease was partially offset by the following increases:
•	$6,458,000 related to insurance premiums earned from an owner’s controlled insurance program;
•	$1,704,000 related to the cancellation of a net leasing arrangement whereby we assumed the operations from the lessee at Forest Trace in Lauderhill, Florida; and
•	$1,145,000 related to new property openings as noted in the table below.
The balance of the remaining decrease of $680,000 was generally due to fluctuations in other mature properties.
Revenues from real estate operations for the Residential Group decreased by $7,717,000, or 5.1%, during the six months ended July 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•
$33,415,000 related to military housing fee income from development and management of military housing units located primarily on the islands of Oahu and Kauai, Hawaii, Chicago, Illinois, Seattle, Washington, and Colorado Springs, Colorado (see the “Military Housing Fee Revenues” section below for further detail); and

•
$999,000 primarily related to decreases in occupancy at the following properties: Metro 417 in Los Angeles, California, Grand in North Bethesda, Maryland, Heritage in San Diego, California and Midtown Towers in Parma, Ohio.

These decreases were partially offset by the following increases:
•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York;
•	$6,458,000 related to insurance premiums earned from an owner’s controlled insurance program;
•	$3,619,000 related to the cancellation of a net leasing arrangement whereby we assumed the operations from the lessee at Forest Trace;
•	$1,963,000 related to new property openings as noted in the table below; and
•
$1,041,000 primarily related to increases in rents and occupancy at the following properties: Metropolitan in Los Angeles, California, Easthaven at the Village in Beachwood, Ohio, One Franklintown in Philadelphia, Pennsylvania, and Botanica II in Denver, Colorado.

The balance of the remaining decrease of $384,000 was generally due to fluctuations in other mature properties.
Operating and Interest Expenses – Operating expenses for the Residential Group decreased by $2,541,000, or 5.8%, during the three months ended July 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decrease:
•	$8,941,000 related to expenditures associated with military housing fee revenues.
The decrease was partially offset by the following increases:
•	$3,107,000 related to insurance expenses associated with an owner’s controlled insurance program;
•	$2,658,000 related to the cancellation of the net lease arrangement at Forest Trace;

•	$1,620,000 related to increased write-offs of abandoned development projects; and
•	$366,000 related to new property openings as noted in the table below.
The balance of the remaining decrease of $1,351,000 was generally due to cost reduction activities within the Residential Group relating to direct property expenses and general operating activities.
Operating expenses for the Residential Group increased by $726,000, or 0.7%, during the six months ended July 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following increases:
•	$14,000,000 related to the land sale and related development opportunity in Mamaroneck, New York;
•	$7,218,000 related to increased write-offs of abandoned development projects;
•	$5,015,000 related to the cancellation of the net lease arrangement at Forest Trace;
•	$3,107,000 related to insurance expenses associated with an owner’s controlled insurance program; and
•	$1,375,000 related to new property openings as noted in the table below.
These increases were partially offset by the following decrease:
•	$26,114,000 related to expenditures associated with military housing fee revenues.
The balance of the remaining decrease of $3,875,000 was generally due to cost reduction activities within the Residential Group relating to direct property expenses and general operating activities.
Interest expense for the Residential Group decreased by $1,298,000, or 15.8%, during the three months ended July 31, 2009 and by $147,000, or 0.8%, for the six months ended July 31, 2009 compared to the same periods in the prior year. These decreases are primarily a result of decreased variable interest rates.
The following table presents the increases (decreases) in revenues and operating expenses incurred by the Residential Group for newly-opened properties for the three and six months ended July 31, 2009 compared to the same period in the prior year:

				Three Months Ended		Six Months Ended
				July 31, 2009 vs. 2008		July 31, 2009 vs. 2008
				Revenues		Revenues
				from		from
		Quarter - Year	Leasable	Real Estate	Operating	Real Estate	Operating
Newly - Opened Properties	Location	Opened	Units	Operations	Expenses	Operations	Expenses
				(in thousands)		(in thousands)
Hamel Mill Lofts	Haverhill, Massachusetts	Q4-2008 (1)	305	$190	$324	$213	$826
Lucky Strike	Richmond, Virginia	Q1-2008	131	233	113	500	93
Mercantile Place on Main	Dallas, Texas	Q1-2008/Q4-2008	366	722	(71)	1,250	456

Total				$1,145	$366	$1,963	$1,375

(1)	Property to open in phases.
Comparable average occupancy for the Residential Group is 90.1% and 92.5% for the six months ended July 31, 2009 and 2008, respectively. Average residential occupancy for the six months ended July 31, 2009 and 2008 is calculated by dividing gross potential rent less vacancy by gross potential rent. Total average occupancy excludes military housing units.
Comparable average net rental income (“NRI”) for the Residential Group was 86.4% and 89.5% for the six months ended July 31, 2009 and 2008, respectively. This decrease is primarily a result of increased vacancies due to soft market conditions and increased rent concessions in an effort to keep occupancy from declining. Comparable average NRI is calculated by dividing gross potential rent less vacancies and rent concessions by gross potential rent for properties that were open and operating in both the six months ended July 31, 2009 and 2008. Comparable NRI excludes military housing units.
Military Housing Fee Revenues – Revenues for development fees related to our military housing projects are earned based on a contractual percentage of the actual development costs incurred by the military housing projects and are recognized on a monthly basis as the costs are incurred. We also recognize additional development incentive fees upon successful completion of certain criteria, such as incentives to realize development cost savings, encourage small and local business participation, comply with specified safety standards and other project management incentives as specified in the development agreements. Revenues of $3,731,000 and $6,599,000 were recognized during the three and six months ended July 31, 2009, respectively, and $16,244,000 and $38,708,000 during the three and six months ended July 31, 2008, respectively, related to base development and development incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Revenues related to construction management fees are earned based on the cost of each construction contract. We also recognized certain construction incentive fees based upon successful completion of certain criteria as set forth in the construction contracts. Revenues of $2,804,000 and $5,654,000 were recognized during the three and six months ended July 31, 2009, respectively, and $4,588,000 and $7,850,000 were recognized during the three and six months ended July 31, 2008, respectively, related to base construction and incentive fees, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Property management and asset management fee revenues are earned based on a contractual percentage of the annual net rental income and annual operating income, respectively, that is generated by the military housing privatization projects as defined in the agreements. We also recognize certain property management incentive fees based upon successful completion of certain criteria as set forth in the property management agreements. Property management and asset management fees of $3,791,000 and $7,833,000 were recognized during the three and six months ended July 31, 2009, respectively, and $3,476,000 and $6,943,000 during the three and six months ended July 31, 2008, respectively, which were recorded in revenues from real estate operations in the Consolidated Statements of Operations.
Land Development Group
Revenues from Real Estate Operations – Land sales and the related gross margins vary from period to period depending on the timing of sales and general market conditions relating to the disposition of significant land holdings. Our land sales have been impacted by slowing demand from home buyers in certain core markets for the land business, reflecting conditions throughout the housing industry. Revenues from real estate operations for the Land Development Group decreased by $2,258,000 for the three months ended July 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$1,612,000 primarily related to reduced fee income and profit participation due to lower home sales at Stapleton in Denver, Colorado;
•	$1,158,000 related to lower land sales at Tangerine Crossing in Tucson, Arizona and Mallard Point in Lorain, Ohio and lower unit sales at Rockport Square in Lakewood, Ohio; and
•	$342,000 related to a combination of smaller decreases in land sales at other land development projects.
These decreases were partially offset by the following increase:
•	$854,000 related to higher land sales primarily at Creekstone in Copley, Ohio combined with several smaller increases in land sales at other land development projects.
Revenues from real estate operations for the Land Development Group decreased by $6,210,000 for the six months ended July 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$4,377,000 related to lower land sales at Summers Walk in Davidson, North Carolina, Tangerine Crossing and lower unit sales at Rockport Square;
•	$2,235,000 primarily related to reduced fee income and profit participation due to lower home sales at Stapleton; and
•
$1,221,000 related to lower land sales primarily at Wheatfield Lakes in Wheatfield, New York, and Mill Creek in York County, South Carolina, combined with several smaller decreases in land sales at other land development projects.

These decreases were partially offset by the following increase:
•
$1,623,000 related to higher land sales primarily at Creekstone, Gladden Farms in Marana, Arizona and New Haven in Barberton, Ohio combined with several smaller increases at other land development projects.

Operating and Interest Expenses – Operating expenses decreased by $3,121,000 for the three months ended July 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$2,470,000 at Stapleton primarily related to lower land sales along with reduced payroll costs and specific cost reduction activities;
•	$1,107,000 at Tangerine Crossing, Mallard Point and Rockport Square due to lower land/unit sales; and
•	$918,000 primarily related to lower land sales at other land development projects along with reduced payroll costs and specific cost reduction activities.
These decreases were partially offset by the following increase:
•	$1,374,000 primarily related to higher land sales at Creekstone combined with several smaller increases in land sales at other land development projects.
Operating expenses decreased by $6,699,000 for the six months ended July 31, 2009 compared to the same period in the prior year. This variance is primarily attributable to the following decreases:
•	$3,738,000 at Stapleton primarily related to lower land sales along with reduced payroll costs and specific cost reduction activities;
•	$3,403,000 at Summers Walk, Tangerine Crossing and Rockport Square and due to lower land/unit sales; and
•	$1,768,000 primarily related to lower land sales at other land development projects along with reduced payroll costs and specific cost reduction activities.
These decreases were partially offset by the following increase:
•	$2,210,000 primarily related to higher land sales at Creekstone, Gladden Farms and New Haven combined with several smaller increases in land sales at other land development projects.
Interest expense for the Land Development Group increased by $725,000 during the three months ended July 31, 2009 and $978,000 for the six months ended July 31, 2009 compared to the same periods in the prior year. Interest expense varies from year to year depending on the level of interest-bearing debt within the Land Development Group.
The Nets
Our equity investment in The Nets incurred a pre-tax loss of $8,307,000 and $18,988,000 for the three and six months ended July 31, 2009, respectively, representing a decrease in allocated losses of $241,000 and $3,033,000 compared to the same periods in the prior year. Generally accepted accounting principles require us to report losses, including significant non-cash losses resulting from amortization, in excess of our legal ownership of approximately 23%. For the six months ended July 31, 2009 and 2008, we recognized approximately 51% and 57% of the net loss, respectively, because profits and losses are allocated to each member based on an analysis of the respective member’s claim on the net book equity assuming a liquidation at book value at the end of the accounting period without regard to unrealized appreciation (if any) in the fair value of The Nets. For the six months ended July 31, 2009, we recognized a lower share of the net loss than in the prior year because of the distribution priority among members.
Included in the losses for the six months ended July 31, 2009 and 2008 are approximately $10,238,000 and $13,544,000, respectively, of amortization, at our share, of certain assets related to the purchase of the team. The remainder of the losses substantially relate to the operations of the team. Comparable to prior years, the team is expected to operate at a loss in 2009 and will require additional capital from its members to fund the loss.

Corporate Activities
Operating and Interest Expenses – Operating expenses for Corporate Activities decreased by $3,966,000 for the three months ended July 31, 2009 and $895,000 for the six months ended July 31, 2009 compared to the same periods in the prior year. The decrease of $3,966,000 for the three months ended July 31, 2009 was primarily attributable to the impact of cost savings initiatives including headcount reductions instituted in the fourth quarter of 2008 and the first quarter of 2009 that resulted in reductions in compensation and related benefits of $1,159,000, charitable contributions of $987,000 and $1,820,000 of general corporate expenses. The decrease of $895,000 for the six months ended July 31, 2009 was primarily related to the cost savings initiative that resulted in reductions in compensation and related benefits of $3,254,000, charitable contributions of $2,460,000 and $3,901,000 of general corporate expenses offset by company-wide severance and outplacement expenses of $8,720,000.
Interest expense for Corporate Activities consists primarily of interest expense on the senior notes and the bank revolving credit facility, excluding the portion allocated to the Land Development Group (see the “Financial Condition and Liquidity” section of the MD&A). Interest expense increased by $1,381,000 and $6,472,000, respectively, for the three and six months ended July 31, 2009 compared to the same periods in the prior year. The increase of $1,381,000 for the three months ended July 31, 2009 related to increased interest expense on the corporate interest rate swaps, due to a reduction in the LIBOR rate. The increase of $6,472,000 for the six months ended July 31, 2009 related to increased interest on the credit facility due to increased borrowings and increased borrowing costs in addition to increased interest expense related to corporate interest rate swaps.
Other Activity
The following items are discussed on a consolidated basis.
Depreciation and Amortization
We recorded depreciation and amortization of $67,853,000 and $134,311,000 for the three and six months ended July 31, 2009, respectively, which is a decrease of $1,763,000, or 2.5%, and $1,311,000, or 1.0%, compared to the same periods in the prior year.
Impairment of Real Estate
We review our real estate portfolio, including land held for development or sale, for impairment whenever events or changes indicate that our carrying value of the long-lived assets may not be recoverable. In cases where we do not expect to recover our carrying costs, we record an impairment charge in accordance with the provisions of SFAS No. 144. During the three and six months ended July 31, 2009, we recorded an impairment of certain real estate assets of $1,451,000 and $2,575,000, respectively. These amounts include an impairment of real estate of $1,451,000 primarily related to two land development projects, Gladden Farms and Tangerine Crossing located in Marana and Tucson, Arizona, respectively, and $1,124,000 related to the residential land sale and related development opportunity in Mamaroneck, New York, which occurred during the three months ended April 30, 2009. These impairments represent a write down to the estimated fair value due to a change in events, such as a purchase offer and/or consideration of current market conditions related to the estimated future cash flows. We did not record any impairments of real estate during the three and six months ended July 31, 2008.
Impairment of Unconsolidated Entities
We review our portfolio of unconsolidated entities for other-than-temporary impairments whenever events or changes indicate that our carrying value in the investments may be in excess of fair value. In cases where we estimate that we do not expect the value in our equity method investments to recover within 12 months, an impairment charge is recorded in accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as a reduction in the carrying value of the investment. We estimate the fair value of our unconsolidated entities in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). In order to arrive at the estimates, we use varying assumptions that may include comparable sale prices, market discount rates, market capitalization rates and estimated future discounted cash flows specific to the geographic region and property type, which are considered to be Level 3 inputs.

The following table summarizes our impairment of unconsolidated entities for the three and six months ended July 31, 2009 and 2008, which are included in the Consolidated Statements of Operations.

		Three Months Ended July 31,		Six Months Ended July 31,
		2009	2008	2009	2008
		(in thousands)		(in thousands)

Apartment Communities:
Millender Center	(Detroit, Michigan)	$2,818	$-	$7,070	$-
Uptown Apartments	(Oakland, California)	6,781	-	6,781	-
Metropolitan Lofts	(Los Angeles, California)	-	-	1,039	-
Residences at University Park	(Cambridge, Massachusetts)	-	-	855	-
Fenimore Court	(Detroit, Michigan)	693	-	693	-
Classic Residence by Hyatt (Supported-Living Apartments)	(Yonkers, New York)	-	-	3,152	-
Specialty Retail Centers:
Southgate Mall	(Yuma, Arizona)	1,611	-	1,611	-
El Centro Mall	(El Centro, California)	-	1,263	-	1,263
Mercury (Condominium)	(Los Angeles, California)	-	4,098	-	4,098
Two land development projects		-	365	262	365
Other		-	300	-	300

Total Impairment of Unconsolidated Entities.		$11,903	$6,026	$21,463	$6,026

Write-Off of Abandoned Development Projects
On a quarterly basis, we review each project under development to determine whether it is probable the project will be developed. If management determines that the project will not be developed, we write off project costs to operating expenses as an abandoned development project cost. We may abandon certain projects under development for a number of reasons, including, but not limited to, changes in local market conditions, increases in construction or financing costs or due to third party challenges related to entitlements or public financing. As a result, we may fail to recover expenses already incurred in exploring development opportunities. We recorded write-offs of abandoned development projects of $3,247,000 and $17,640,000 for the three and six months ended July 31, 2009, respectively, and $2,259,000 and $28,951,000 for the three and six months ended July 31, 2008, respectively, which were recorded in operating expenses in the Consolidated Statements of Operations.
Amortization of Mortgage Procurement Costs
We amortize mortgage procurement costs on a straight-line basis over the life of the related nonrecourse mortgage debt, which approximates the effective interest method. For the three and six months ended July 31, 2009, we recorded amortization of mortgage procurement costs of $3,450,000 and $7,121,000, respectively. Amortization of mortgage procurement costs increased $368,000 and $1,187,000 for the three and six months ended July 31, 2009, respectively, compared to the same periods in the prior year primarily related to new property openings.
Gain (Loss) on Early Extinguishment of Debt
For both the three and six months ended July 31, 2009, we recorded $9,063,000 as gain on early extinguishment of debt. These amounts are primarily a result of the gain on the early extinguishment of nonrecourse mortgage debt at Gladden Farms, a land development project located in Marana, Arizona. This gain was partially offset by a charge to early extinguishment of debt as a result of the payment of $20,400,000 in redevelopment bonds by one of our consolidated wholly-owned subsidiaries (see the “Subordinated Debt” section of the MD&A). For the three and six months ended July 31, 2008, we recorded $52,000 and $5,231,000, respectively, as loss on early extinguishment of debt. The amounts for 2008 represent the impact of early extinguishment of nonrecourse mortgage debt at Galleria at Sunset, a regional mall located in Henderson, Nevada, and 1251 S. Michigan and Sky55, apartment communities located in Chicago, Illinois, in order to secure more favorable financing terms. These charges were partially offset by a gain on the early extinguishment of the Urban Development Action Grant loan at Post Office Plaza, an office building located in Cleveland, Ohio.
Interest and Other Income
Interest and other income was $11,594,000 and $18,402,000 for the three and six months ended July 31, 2009, respectively, compared to $12,884,000 and $21,282,000 for the three and six months ended July 31, 2008, respectively. The decrease of $1,290,000 for the three months ended July 31, 2009 compared to the same period in the prior year is primarily due to the following decreases: $3,376,000 related to the income earned on the DURA purchase obligation and fee in 2008 that did not recur (see the “Other Structured Financing Arrangements” section of the MD&A) and $3,350,000 related to the 2008 gain on the sale of an ownership interest in a parking management company. These decreases were partially offset by a gain recognized in 2009 of $3,349,000 related to insurance proceeds received related to fire damage of an apartment building in excess of the net book value of the damaged asset and an increase of $734,000 related to the income recognition on the sale of historic preservation and new market tax credits. The decrease of $2,880,000 for the six months ended July 31, 2009 compared to the same period in the prior year is primarily due to the following decreases: $4,546,000 related to the income earned on the DURA purchase obligation and fee in 2008 that did not recur (see the “Other Structured Financing Arrangements” section of the MD&A) and $3,350,000 related to the 2008 gain on the sale of an ownership interest in a parking management company. These decreases were partially offset by a gain recognized in 2009 of $3,349,000 related to insurance proceeds received related to fire damage of an apartment building in excess of the net book value of the damaged asset and an increase of $2,398,000 related to the income recognition on the sale of historic preservation and new market tax credits.
Income Taxes
Income tax expense (benefit) for the three months ended July 31, 2009 and 2008 was $(531,000) and $3,501,000, respectively. Income tax benefit for the six months ended July 31, 2009 and 2008 was $(22,802,000) and $(16,358,000), respectively. The difference in the income tax expense (benefit) reflected in the Consolidated Statements of Operations versus the income tax expense (benefit) computed at the statutory federal income tax rate is primarily attributable to state income taxes, cumulative effect of changing our effective tax rate, additional state NOL’s and general business credits, changes to the valuation allowances associated with certain deferred tax assets, and various permanent differences between pre-tax GAAP income and taxable income.
At January 31, 2009, we had a federal net operating loss carryforward for tax purposes of $113,458,000 (generated primarily from the impact on our net earnings of tax depreciation expense from real estate properties and excess deductions from stock-based compensation) that will expire in the years ending January 31, 2024 through January 31, 2029, a charitable contribution deduction carryforward of $42,705,000 that will expire in the years ending January 31, 2010 through January 31, 2014 ($5,651,000 expiring in the year ended January 31, 2010), general business credit carryovers of $15,099,000 that will expire in the years ending January 31, 2010 through January 31, 2029 ($36,000 expiring in the year ended January 31, 2010), and an alternative minimum tax (“AMT”) credit carryforward of $28,501,000 that is available until used to reduce federal tax to the AMT amount.
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
As of July 31 and January 31, 2009, we had unrecognized tax benefits of $2,336,000 and $1,481,000, respectively. We recognize estimated interest payable on underpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions as components of income tax expense. As of July 31 and January 31, 2009, we had approximately $588,000 and $463,000, respectively, of accrued interest related to uncertain income tax positions. Income tax expense (benefit) relating to interest and penalties on uncertain tax positions of $92,000 and $124,000 for the three and six months ended July 31, 2009, respectively, and $(421,000) and $(332,000) for the three and six months ended July 31, 2008, respectively, was recorded in the Consolidated Statements of Operations. During the three months ended July 31, 2008, we settled an Internal Revenue Service audit of one of our partnership investments, which resulted in a decrease in our unrecognized tax benefits and associated accrued interest and penalties.
The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized as of July 31, 2009 and 2008, is $172,000 and $339,000, respectively. Based upon our assessment of the outcome of examinations that are in progress, the settlement of liabilities, or as a result of the expiration of the statutes of limitation for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at July 31, 2009. Included in the $2,336,000 of unrecognized benefits noted above, is $2,035,000 which, due to the reasons above, could significantly decrease during the next twelve months.

Equity in Earnings (Loss) of Unconsolidated Entities - (also see the “Impairment of Unconsolidated Entities” section of the MD&A)
Equity in loss of unconsolidated entities was $(5,535,000) for the three months ended July 31, 2009 compared to equity in earnings of $84,000 for the three months ended July 31, 2008, representing a variance of $5,619,000. This variance is primarily attributable to the following decreases that occurred within our equity method investments:
-	Land Development Group
•	$4,545,000 related to decreased sales at Central Station, located in Chicago, Illinois.
-	Residential Group
•
$2,005,000 primarily related to lease-up losses at Uptown Apartments, an apartment community in Oakland, California, which had two phased-openings during 2008, combined with smaller operating losses at three apartment complexes which were acquired during the second half of 2008.

These decreases were partially offset by the following increase:
-	The Nets
•	$241,000 related to a decrease in our share of the loss in The Nets (see “The Nets” section of the MD&A).
The balance of the remaining increase of $690,000 was due to fluctuations in the operations of our equity method investments.
Equity in loss of unconsolidated entities was $11,841,000 for the six months ended July 31, 2009 compared to $9,563,000 for the six months ended July 31, 2008, representing a variance of $2,278,000. This variance is primarily attributable to the following decreases that occurred within our equity method investments:
-	Land Development Group
•	$4,240,000 related to decreased sales at Central Station.
-	Residential Group
•	$3,544,000 primarily related to lease-up losses at Uptown Apartments, combined with smaller operating losses at three apartment complexes which were acquired during the second half of 2008.
-	Commercial Group
•	$881,000 related to the 2008 gain on disposition of our partnership interest in One International Place, an office building in Cleveland, Ohio.
These decreases were partially offset by the following increases:
-	The Nets
•	$3,033,000 related to a decrease in our share of the loss in The Nets (see “The Nets” section of the MD&A).
-	Land Development Group
•	$2,396,000 related to the net gain on a 2009 industrial land sale at Mesa Del Sol in Albuquerque, New Mexico.
-	Commercial Group
•	$1,272,000 related to the 2008 participation payment on the refinancing at 350 Massachusetts Avenue, an office building in Cambridge, Massachusetts.
The balance of the remaining decrease of $314,000 was due to fluctuations in the operations of our equity method investments.

Discontinued Operations
Pursuant to the definition of a component of an entity in SFAS No. 144, all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Consolidated Statements of Operations for the three and six months ended July 31, 2009 and 2008. We consider assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. There were no assets classified as held for sale at July 31 or January 31, 2009.
During the year ended January 31, 2008, we consummated an agreement to sell eight (seven operating properties and one property that was under construction at the time of the agreement) and lease four supported-living apartment properties to a third party. Pursuant to the agreement, during the second quarter of 2007, six operating properties and the property under construction were sold. The seventh operating property, Sterling Glen of Lynbrook, was operated by the purchaser under a short-term lease through the date of sale, which occurred on May 20, 2008 and generated a gain on disposition of rental properties of $8,627,000, pre-tax. The gain along with the operating results of the property through the date of sale is classified as discontinued operations for the three and six months ended July 31, 2008.
The four remaining properties entered into long-term operating leases with the purchaser. On January 30, 2009, terms of the purchase agreement for the sale of Sterling Glen of Rye Brook, whose operating lease had a stated term of ten years, were amended and the property was sold. The operating results of the property for the three and six months ended July 31, 2008 is classified as discontinued operations. On January 31, 2009, another long-term operating lease with the purchaser that had a stated term of ten years was cancelled and the operations of the property were transferred back to us.
The two remaining properties have long-term operating leases with stated terms of five years with various put and call provisions at a pre-determined purchase price that can be exercised beginning in the second year of each lease at an amount that is in excess of the current carrying amount of the properties. We are generally entitled to a fixed lease payment from the lessee over the term of the lease in exchange for the operations of the properties, which will be retained by the lessee. We have continued to consolidate the leased properties in our Consolidated Balance Sheets as the criteria for sales accounting pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” have not been achieved. Further, we have concluded that the leased properties have met the criteria as Variable Interest Entities (“VIEs”) pursuant to FIN No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and due to our obligation to absorb a majority of expected losses, the leased properties are consolidated by us at July 31 and January 31, 2009. Additionally, these properties do not meet the qualifications of assets held for sale under SFAS No. 144 as of July 31, 2009; therefore, these properties have not been included in discontinued operations.
The following table lists the consolidated rental properties included in discontinued operations:

				Three	Six	Three	Six
				Months	Months	Months	Months
		Square Feet/	Period	Ended	Ended	Ended	Ended
Property	Location	Number of Units	Disposed	7/31/2009	7/31/2009	7/31/2008	7/31/2008

Commercial Group:
Grand Avenue	Queens, New York	100,000 square feet	Q1-2009	-	Yes	Yes	Yes

Residential Group:
Sterling Glen of Rye Brook	Rye Brook, New York	168 units	Q4-2008	-	-	Yes	Yes
Sterling Glen of Lynbrook	Lynbrook, New York	130 units	Q2-2008	-	-	Yes	Yes

The operating results related to discontinued operations were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Revenues from real estate operations	$-	$2,810	$813	$5,990

Expenses
Operating expenses	-	508	320	1,039
Depreciation and amortization	-	747	107	1,410

	-	1,255	427	2,449

Interest expense	-	(1,067)	(322)	(2,331)
Amortization of mortgage procurement costs	-	(87)	(5)	(184)

Interest income	-	34	-	41
Gain on disposition of rental properties	-	8,627	4,548	8,627

Earnings before income taxes	-	9,062	4,607	9,694

Income tax expense (benefit)
Current	-	(876)	3,777	(736)
Deferred	-	4,377	(1,990)	4,481

	-	3,501	1,787	3,745

Net earnings from discontinued operations	$-	$5,561	$2,820	$5,949

Gain on Disposition of Rental Properties
During the six months ended July 31, 2009, we recorded a gain on disposition of rental properties, pre-tax, of $4,548,000 related to Grand Avenue. During the three and six months ended July 31, 2008, we recorded a gain on disposition of rental properties, pre-tax, of $8,627,000 related to Sterling Glen of Lynbrook.
Upon disposition, investments accounted for on the equity method are not classified as discontinued operations under the provisions of SFAS No. 144; therefore, gains or losses on the sale of equity method properties are reported in continuing operations when sold. During the three and six months ended July 31, 2008, we recorded $881,000 related to our proportionate share of the gain on disposition of an equity method investment, One International Place, located in Cleveland, Ohio, which is included in equity in loss of unconsolidated entities in the Consolidated Statements of Operations. There were no dispositions of equity method investments during the three and six months ended July 31, 2009.

FINANCIAL CONDITION AND LIQUIDITY
Ongoing economic conditions have negatively impacted the lending and capital markets, particularly for real estate. The risk premium demanded by capital suppliers has increased significantly. Lending spreads have widened from historical levels and originations of new loans for the Commercial Mortgage Backed Securities market have virtually ceased. Underwriting standards are being tightened with lenders requiring lower loan-to-values and increased debt service coverage levels. While the long-term impact is unknown, borrowing costs for us will likely rise and financing levels will decrease over the foreseeable future.
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
Our primary capital strategy seeks to isolate the operating and financial risk at the property level to maximize returns and reduce risk on and of our equity capital. As such, substantially all of our operating and development properties are separately encumbered with nonrecourse mortgage debt. We do not cross-collateralize our mortgage debt outside of a single identifiable project. We operate as a C-corporation and retain substantially all of our internally generated cash flows. This cash flow, together with refinancing and property sale proceeds, has historically provided us with the necessary liquidity to take advantage of investment opportunities. Recent changes in the lending and capital markets substantially reduced our ability to refinance and/or sell property and has also increased the rates of return to make new investment opportunities appealing. As a result of these market changes, we have dramatically cut back on new development and acquisition activities.
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
We have proactively taken necessary steps to preserve liquidity by properly aligning our overhead costs with the reduced level of development and acquisition activities and suspension of cash dividends on Class A and Class B common stock. We have also increased liquidity through our May 2009 public offering of 52,325,000 shares of Class A common stock from which we received $329,917,000 in net proceeds, after deducting underwriter discounts, commissions and other offering expenses. We are actively exploring various other options to enhance our liquidity, such as admitting other joint venture partners into some of our properties, potential asset sales and nonrecourse mortgage refinancings. There can be no assurance, however, that any of these other options can be accomplished.
As of July 31, 2009, we had $622,617,000 of mortgage financings with scheduled maturities during the fiscal year ending January 31, 2010, of which $40,740,000 represents scheduled payments. As of September 8, 2009, we had addressed approximately $272,450,000 of these 2009 maturities, through closed transactions, commitments and/or automatic extensions. We also have extension options available on $267,927,000 of these 2009 maturities, all of which require some predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for these extensions. We are currently in negotiations to refinance and/or extend the remaining $41,500,000 of scheduled nonrecourse mortgage maturities for the year ended January 31, 2010. We cannot give assurance as to the ultimate result of these negotiations.
As of July 31, 2009, our share of nonrecourse mortgage debt recorded on our unconsolidated subsidiaries amounted to $1,469,049,000 of which $175,789,000 ($6,873,000 represents scheduled payments) was scheduled to mature during the year ending January 31, 2010. As of September 8, 2009, we had addressed $33,124,000 of these 2009 maturities through closed nonrecourse mortgage transactions, commitments and/or automatic extensions. We also had extension options on $88,645,000 of these 2009 maturities, all of which require predefined condition in order to qualify for the extension, such as meeting or exceeding leasing hurdles, loan to value ratios or debt service coverage requirements. We cannot give assurance that the defined hurdles or milestones will be achieved to qualify for the extensions. Negotiations are ongoing on the remaining 2009 maturities but we cannot give assurance that these financings will be obtained on favorable terms or at all.
Bank Revolving Credit Facility
At July 31 and January 31, 2009, our bank revolving credit facility provides for maximum borrowings of $750,000,000 and matures in March 2010. The credit facility bears interest at our option at either a LIBOR-based rate plus 2.50% (2.81% and 2.98% at July 31 and January 31, 2009, respectively), or a Prime-based rate option plus 1.50%. We have historically elected the LIBOR-based rate option. The credit facility restricts our ability to purchase, acquire, redeem or retire any of our capital stock, and prohibits us from paying any dividends on our capital stock through the maturity date. The credit facility allows certain actions by us or our subsidiaries, such as default in paying debt service or allowing foreclosure on an encumbered real estate asset, only to the extent such actions do not have a material adverse effect, as defined in the agreement, on us. Of the available borrowings, up to $100,000,000 may be used for letters of credit or surety bonds. The credit facility also contains certain financial covenants, including maintenance of certain debt service and cash flow coverage ratios, and specified levels of net worth (as defined in the credit facility). At July 31, 2009, we were in compliance with all of these financial covenants.
We are negotiating with our lenders to extend the revolving credit facility. While the ultimate outcome of the extension is unknown, we anticipate an extension will result in a reduced commitment from the lenders, increased borrowing costs and modifications to the financial covenants. In the event an extension is not at a level to support our operating cash flows, we would continue a plan to raise capital through the sale of assets, admitting other joint venture equity partners into some of our properties, curtailing capital expenditures and/or raising additional funds in a public or private equity offering.
The available credit on the bank revolving credit facility at July 31 and January 31, 2009 was as follows:

	July 31, 2009	January 31, 2009
	(in thousands)

Maximum borrowings	$750,000	$750,000
Less outstanding balances:
Borrowings	42,583	365,500
Letters of credit	66,666	65,949
Surety bonds	-	-

Available credit	$640,751	$318,551

Senior and Subordinated Debt Our Senior and Subordinated Debt is comprised of the following at July 31 and January 31, 2009:

		January 31, 2009
	July 31, 2009	(As Adjusted)
	(in thousands)
Senior Notes:
3.625% Puttable Equity-Linked Senior Notes due 2011	$252,469	$248,154

Other Senior Notes:
7.625% Senior Notes due 2015	300,000	300,000
6.500% Senior Notes due 2017	150,000	150,000
7.375% Senior Notes due 2034	100,000	100,000

Total Senior Notes	802,469	798,154

Subordinated Debt:
Redevelopment Bonds due 2010	-	18,910
Subordinate Tax Revenue Bonds due 2013	29,000	29,000

Total Subordinated Debt	29,000	47,910

Total Senior and Subordinated Debt	$831,469	$846,064

Puttable Equity-Linked Senior Notes
On October 10, 2006, we issued $287,500,000 of 3.625% puttable equity-linked senior notes due October 15, 2011 in a private placement. The notes were issued at par and accrued interest is payable semi-annually in arrears on April 15 and October 15 of each year, which began on April 15, 2007. We may not redeem these notes prior to maturity. The notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. During the year ended January 31, 2009, we purchased on the open market $15,000,000 in principal of our puttable equity-linked senior notes. There was $272,500,000 of principal outstanding at July 31 and January 31, 2009.
Holders may put their notes to us at their option on any day prior to the close of business on the scheduled trading day immediately preceding July 15, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the put value rate (as defined) on each such day; (2) during any fiscal quarter after the fiscal quarter ending January 31, 2007, if the last reported sale price of our Class A common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the applicable put value price in effect on the last trading day of the immediately preceding fiscal quarter; or (3) upon the occurrence of specified corporate events as set forth in the applicable indenture. On and after July 15, 2011 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may put their notes to us at any time, regardless of the foregoing circumstances. In addition, upon a designated event, as defined, holders may require us to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, as set forth in the applicable indenture. At July 31, 2009, none of the aforementioned circumstances have been met.
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
Under the provisions of FSP APB 14-1 (see the “Retrospective Adoption of New Accounting Standard” section of the MD&A), the carrying amounts of our debt and equity balances as of July 31 and January 31, 2009 are as follows:

	July 31, 2009	January 31, 2009
	(in thousands)

Carrying amount of the equity component	$45,885	$45,885

Outstanding principal amount of the puttable equity-linked senior notes	$272,500	$272,500
Unamortized discount	(20,031)	(24,346)

Net carrying amount of the puttable equity-linked senior notes	$252,469	$248,154

The unamortized discount will be amortized as additional interest expense through October 15, 2011. The effective interest rate for the liability component of the puttable equity-linked senior notes was 7.51% for both the three and six months ended July 31, 2009 and 2008. We recorded non-cash interest expense of $2,174,000 and $4,315,000 for the three and six months ended July 31, 2009, respectively, and $2,233,000 and $4,433,000 for the three and six months ended July 31, 2008, respectively. We recorded contractual interest expense of $2,469,000 and $4,939,000 for the three and six months ended July 31, 2009, respectively, and $2,606,000 and $5,211,000 for the three and six months ended July 31, 2008, respectively.
Other Senior Notes
On May 19, 2003, we issued $300,000,000 of 7.625% senior notes due June 1, 2015 in a public offering. Accrued interest is payable semi-annually on December 1 and June 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after June 1, 2008 at an initial redemption price of 103.813% that is systematically reduced to 100% through June 1, 2011. As of June 1, 2009, the redemption price was reduced to 102.542%.
On January 25, 2005, we issued $150,000,000 of 6.500% senior notes due February 1, 2017 in a public offering. Accrued interest is payable semi-annually on February 1 and August 1. These senior notes may be redeemed by us, in whole or in part, at any time on or after February 1, 2010 at a redemption price of 103.250% beginning February 1, 2010 and systematically reduced to 100% through February 1, 2013.
On February 10, 2004, we issued $100,000,000 of 7.375% senior notes due February 1, 2034 in a public offering. Accrued interest is payable quarterly on February 1, May 1, August 1, and November 1. These senior notes may be redeemed by us, in whole or in part, at any time at a redemption price of 100% of the principal amount plus accrued interest.

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
Subordinated Debt
In November 2000, we issued $20,400,000 of 8.25% redevelopment bonds due September 15, 2010 in a private placement, with semi-annual interest payments due on March 15 and September 15. We entered into a total rate of return swap (“TRS”) for the benefit of these bonds that was set to expire on September 15, 2009. Under the TRS, we received a rate of 8.25% and paid the Securities Industry and Financial Markets Association (“SIFMA”) rate plus a spread. The TRS, accounted for as a derivative, was required to be marked to fair value at the end of each reporting period. In accordance with SFAS No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”), any fluctuation in the value of the TRS would be offset by the fluctuation in the value of the underlying borrowings. At January 31, 2009, the fair value of the TRS was $(1,490,000), recorded in accounts payable and accrued expenses; therefore, the fair value of the bonds was reduced by the same amount to $18,910,000. On July 13, 2009, the TRS contract was terminated and subsequently, a consolidated wholly-owned subsidiary of ours purchased the redevelopment bonds at par which effectively extinguished the subordinated debt.
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
Financing Arrangements
Collateralized Borrowings
On July 13, 2005, the Park Creek Metropolitan District (the “District”) issued $65,000,000 Senior Subordinate Limited Property Tax Supported Revenue Refunding and Improvement Bonds, Series 2005 (the “Senior Subordinate Bonds”) and Stapleton Land II, LLC, a consolidated subsidiary, entered into an agreement whereby it will receive a 1% fee on the Senior Subordinate Bonds in exchange for providing certain credit enhancement. We recorded $-0- and $132,000 of interest income related to this arrangement in the Consolidated Statements of Operations for the three and six months ended July 31, 2009, respectively, and $164,000 and $324,000 for the three and six months ended July 31, 2008, respectively. The counterparty to the credit enhancement arrangement also owns the underlying Senior Subordinate Bonds and can exercise our rights requiring payment from Stapleton Land II, LLC upon an event of default of the Senior Subordinate Bonds, a refunding of the Senior Subordinate Bonds, or failure of Stapleton Land II, LLC to post required collateral. The Senior Subordinated Bonds were refinanced on April 16, 2009 with proceeds from the issuance of $86,000,000 of Park Creek Metropolitan District Senior Limited Property Tax Supported Revenue Refunding and Improvement Bonds Series 2009. The agreement described above expired with the refinancing of the Senior Subordinate Bonds on April 16, 2009.
On August 16, 2005, the District issued $58,000,000 Junior Subordinated Limited Property Tax Supported Revenue Bonds, Series 2005 (the “Junior Subordinated Bonds”). The Junior Subordinated Bonds initially were to pay a variable rate of interest. Upon issuance, the Junior Subordinated Bonds were purchased by a third party and the sales proceeds were deposited with a trustee pursuant to the terms of the Series 2005 Investment Agreement. Under the terms of the Series 2005 Investment Agreement, after March 1, 2006, the District may elect to withdraw funds from the trustee for reimbursement for certain qualified infrastructure and interest expenditures (“Qualifying Expenditures”). In the event that funds from the trustee are used for Qualifying Expenditures, a corresponding amount of the Junior Subordinated Bonds converts to an 8.5% fixed rate and matures in December 2037 (“Converted Bonds”). On August 16, 2005, Stapleton Land, LLC, a consolidated subsidiary, entered into a Forward Delivery Placement Agreement (“FDA”) whereby Stapleton Land, LLC was entitled and obligated to purchase the converted fixed rate Junior Subordinated Bonds through June 2, 2008. The District withdrew $58,000,000 of funds from the trustee for reimbursement of certain Qualifying Expenditures by June 2, 2008. Therefore, a corresponding amount of the Junior Subordinated Bonds became Converted Bonds and was acquired by Stapleton Land, LLC under the terms of the FDA. Stapleton Land, LLC immediately transferred the Converted Bonds to investment banks and we simultaneously entered into a TRS with a notional amount of $58,000,000. We receive a fixed rate of 8.5% and pay the SIFMA rate plus a spread on the TRS related to the Converted Bonds. We determined that the sale of the Converted Bonds to the investment banks and simultaneous execution of the TRS did not surrender control; therefore, the Converted Bonds have been recorded as a secured borrowing in the Consolidated Balance Sheets. During the year ended January 31, 2009, one of our consolidated subsidiaries purchased $10,000,000 of the Converted Bonds from one of the investment banks. Simultaneous with the purchase, a $10,000,000 TRS contract was terminated and the corresponding amount of the secured borrowing was removed from the Consolidated Balance Sheets. On April 16, 2009, an additional $5,000,000 of the Converted Bonds were purchased by one of our consolidated subsidiaries, and a corresponding amount of a related TRS was terminated and corresponding secured borrowing removed from the Consolidated Balance Sheets. The fair value of the Converted Bonds recorded in other assets in the Consolidated Balance Sheets was $58,000,000 at both July 31 and January 31, 2009. The outstanding TRS contracts on the $43,000,000 and $48,000,000 of secured borrowings related to the Converted Bonds at July 31 and January 31, 2009, respectively, were supported by collateral consisting of certain notes receivable owned by us aggregating $33,035,000. We recorded net interest income of $478,000 and $1,320,000 related to the TRS in the Consolidated Statements of Operations for the three and six months ended July 31, 2009, respectively, and $898,000 and $1,736,000 for the three and six months ended July 31, 2008, respectively.
Other Structured Financing Arrangements
In May 2004, Lehman Brothers, Inc. (“Lehman”) purchased $200,000,000 in tax increment revenue bonds issued by DURA, with a fixed-rate coupon of 8.0% and maturity date of October 1, 2024, which were used to fund the infrastructure costs associated with phase II of the Stapleton development project. The DURA bonds were transferred to a trust that issued floating rate trust certificates. Stapleton Land, LLC entered into an agreement with Lehman to purchase the DURA bonds from the trust if they are not repurchased or remarketed between June 1, 2007 and June 1, 2009. Stapleton Land, LLC is entitled to receive a fee upon removal of the DURA bonds from the trust equal to the 8.0% coupon rate, less the SIFMA index, less all fees and expenses due to Lehman (collectively, the “Fee”). The Fee was accounted for as a derivative with changes in fair value recorded through earnings. On July 1, 2008, $100,000,000 of the DURA bonds were remarketed. On July 15, 2008, Stapleton Land, LLC was paid $13,838,000 of the fee, which represented the fee earned on the remarketed DURA bonds.
During the year ended January 31, 2009, Lehman filed for bankruptcy and the remaining $100,000,000 of DURA bonds were transferred to a creditor of Lehman. As a result, we reassessed the collectability of the Fee during the third quarter of 2008 and decreased the fair value to $-0-, resulting in an increase to operating expenses in our Consolidated Statements of Operations of $13,816,000 for the year ended January 31, 2009. Stapleton Land, LLC informed Lehman that it determined that a “Special Member Termination Event” had occurred because Stapleton Land, LLC (a) fulfilled all of its bond purchase obligations under the transaction documents by purchasing or causing to be redeemed or repurchased all of the bonds held by Lehman and (b) fulfilled all other obligations in accordance with the transaction documents. Therefore, Stapleton Land, LLC has no other financing obligations with Lehman.
We recorded interest income of $-0-, related to the change in fair value of the Fee in our Consolidated Statements of Operations for both the three and six months ended July 31, 2009 and $3,376,000 and $4,546,000 for the three and six months ended July 31, 2008, respectively.
Stapleton Land, LLC has committed to fund $24,500,000 to the District to be used for certain infrastructure projects and has funded $16,446,000 of this commitment as of July 31, 2009. In addition, on June 23, 2009, another consolidated subsidiary of ours entered into an agreement with the City of Denver and certain of its entities to fund $10,000,000 to be used to fund additional infrastructure projects, of which none has been funded as of July 31, 2009.
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
We are actively working to refinance and/or extend the maturities of the nonrecourse debt that is coming due in the next 24 months. During the six months ended July 31, 2009, we completed the following financings:

Purpose of Financing	Amount
(in thousands)

Refinancings	$181,408
Loan extensions/additional fundings	193,202

$374,610

Interest Rate Exposure
At July 31, 2009, the composition of nonrecourse mortgage debt was as follows:

						Total
	Operating	Development		Land		Weighted
	Properties	Projects		Projects	Total	Average Rate
	(dollars in thousands)

Fixed	$4,072,516	$-		$10,589	$4,083,105	6.03%
Variable (1)
Taxable	1,426,861	1,017,944		15,648	2,460,453	4.49%
Tax-Exempt	590,957	280,550		43,000	914,507	2.20%

	$6,090,334	$1,298,494	(2)	$69,237	$7,458,065	5.05%

Total commitment from lenders		$2,007,189		$73,745

(1)	Taxable variable-rate debt of $2,460,453 and tax-exempt variable-rate debt of $914,507 as of July 31, 2009 is protected with swaps and caps described in the tables below.
(2)
Proceeds from outstanding debt of $186,598 described above is recorded as restricted cash in our Consolidated Balance Sheets. For bonds issued in conjunction with development, the full amount of the bonds is issued at the beginning of construction and must remain in escrow until costs are incurred.

To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

08/01/09-02/01/10 (2)	$1,157,227	4.86%	$1,092,755	4.88%
02/01/10-02/01/11	1,044,116	4.65	1,032,081	4.28
02/01/11-02/01/12	16,192	6.50	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swaps discussed below.
(2)
These LIBOR-based hedges as of August 1, 2009 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2010.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
	(dollars in thousands)

08/01/09-02/01/10	$175,025	5.68%	$57,000	3.21%
02/01/10-02/01/11	175,025	5.84	57,000	3.21
02/01/11-02/01/12	131,915	5.83	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The tax-exempt caps and swap expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.95% and has never exceeded 8.00%.

Forward Swaps
We purchased the interest rate hedges summarized in the tables above to mitigate variable interest rate risk. We have entered into derivative contracts that are intended to economically hedge certain risks of ours, even though the contracts do not qualify for hedge accounting or we have elected not to apply hedge accounting under SFAS No. 133. In all situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, we will report the derivative at its fair value in our Consolidated Balance Sheets, immediately recognizing changes in the fair value in our Consolidated Statements of Operations.
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At July 31, 2009, we have two forward swaps, with notional amounts of $69,325,000 and $120,000,000, respectively, that do not qualify as cash flow hedges under the provisions of SFAS No. 133. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, we recorded $6,489,000 and $7,144,000 for the three and six months ended July 31, 2009, respectively, and $2,121,000 and $2,133,000 for the three and six months ended July 31, 2008, respectively, as a reduction of interest expense in our Consolidated Statements of Operations. During the year ended January 31, 2009, we purchased an interest rate floor in order to mitigate the interest rate risk on one of the forward swaps ($120,000,000 notional) should interest rates fall below a certain level.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2009, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $12,159,000 at July 31, 2009. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,823,000 at July 31, 2009. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
From time to time, we and/or certain of our joint ventures (the “Joint Ventures”) enter into TRS on various tax-exempt fixed-rate borrowings generally held by us and/or within the Joint Ventures. The TRS convert these borrowings from a fixed rate to a variable rate and provide an efficient financing product to lower the cost of capital. In exchange for a fixed rate, the TRS require that we and/or the Joint Ventures pay a variable rate, generally equivalent to the SIFMA rate. At July 31, 2009, the SIFMA rate is 0.41%. Additionally, we and/or the Joint Ventures have guaranteed the fair value of the underlying borrowing. Any fluctuation in the value of the guarantee would be offset by the fluctuation in the value of the underlying borrowing, resulting in no financial impact to us and/or the Joint Ventures. At July 31, 2009, the aggregate notional amount of TRS that are designated as fair value hedging instruments under SFAS No. 133, in which we and/or the consolidated Joint Ventures have an interest, is $495,795,000. We believe the economic return and related risk associated with a TRS is generally comparable to that of nonrecourse variable-rate mortgage debt. The underlying TRS borrowings are subject to a fair value adjustment.
Cash Flows
Operating Activities
Net cash provided by operating activities was $135,159,000 and $114,947,000 (as adjusted) for the six months ended July 31, 2009 and 2008, respectively. The net increase in cash provided by operating activities in the six months ended July 31, 2009 compared to the six months ended July 31, 2008 of $20,212,000 is the result of the following (in thousands):

Increase in rents and other revenues received	$1,407
Increase in interest and other income received	31,346
Decrease in cash distributions from unconsolidated entities	(14,798)
Decrease in proceeds from land sales - Land Development Group	(6,552)
Increase in proceeds from land sales - Commercial Group	2,009
Decrease in land development expenditures paid	16,971
Decrease in operating expenditures paid	7,401
Increase in termination costs paid	(6,059)
Increase in restricted cash used for operating purposes	(13,648)
Decrease in interest paid	2,135

Net increase in cash provided by operating activities	$20,212

Investing Activities
Net cash used in investing activities was $607,040,000 and $735,359,000 for the six months ended July 31, 2009 and 2008, respectively. Net cash used in investing activities consisted of the following:

	Six Months Ended July 31,
		2008
	2009	(As Adjusted)

	(in thousands)

Capital expenditures, including real estate acquisitions	$(459,109)	$(554,365)

Payment of lease procurement costs	(4,581)	(18,595)

Decrease (increase) in other assets	5,459	(13,436)

(Increase) decrease in restricted cash used for investing purposes:
Beekman, a mixed-use residential project under construction in Manhattan, New York	(130,719)	(94,435)
Higbee Building, an office building in Cleveland, Ohio	(8,466)	-
80 DeKalb Avenue, a residential project under construction in Brooklyn, New York	(5,424)	(44,202)
Easthaven at the Village, an apartment community in Beachwood, Ohio	(2,045)	-
Two MetroTech Center, an office building in Brooklyn, New York	(1,562)	-
Return of collateral required for a forward swap on East River Plaza, an unconsolidated retail development project in Manhattan, New York	9,625	-
One MetroTech Center, an office building in Brooklyn, New York	6,210	(8,791)
Village at Gulfstream, a retail project under construction in Hallandale Beach, Florida	2,992	-
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	2,882	(5,040)
Atlantic Yards, a mixed-use pre-development project in Brooklyn, New York	2,320	(1,303)
One Pierrepont Plaza, an office building in Brooklyn, New York	2,056	-
Skylight Office Tower, an office building in Cleveland, Ohio	1,139	(243)
250 Huron, an office building in Cleveland, Ohio	583	(3,978)
Collateral required for a TRS on Sterling Glen of Rye Brook, a supported-living community in Rye Brook, New York	-	(12,500)
New York Times, an office building in Manhattan, New York	732	10,789
Sale proceeds placed in escrow upon disposition of Sterling Glen of Lynbrook, a supported-living community in Lynbrook, New York	-	(6,349)
Other	(5,972)	(1,801)

Subtotal	(125,649)	(167,853)

Proceeds from disposition of rental properties and other investments:
Grand Avenue, a specialty retail center in Queens, New York	9,042	-
Sterling Glen of Lynbrook, a supported-living community in Lynbrook, New York	-	11,159
Ownership interest in a parking management company and other	-	4,150

Subtotal	9,042	15,309

Change in investments in and advances to affiliates - (investment in) or return of investment:
Acquisitions:
818 Mission Street, an unconsolidated office building in San Francisco, California	-	(7,782)
Dispositions:
One International Place, an unconsolidated office building in Cleveland, Ohio	-	1,589
Land Development:
Gladden Farms II, an unconsolidated project in Marana, Arizona (1)	(6,312)	-
Mesa del Sol, an unconsolidated project in Albuquerque, New Mexico	(702)	1,255
San Antonio I & II, an unconsolidated project in San Antonio, Texas	-	3,810
Residential Projects:
St. Mary’s Villa, primarily refinancing proceeds from an unconsolidated project in Newark, New Jersey	4,830	-
Uptown Apartments, an unconsolidated project in Oakland, California	(4,171)	(1,565)
1100 Wilshire, an unconsolidated condominium project in Los Angeles, California	-	2,448
New York City Projects:
East River Plaza, an unconsolidated retail development project in Manhattan, New York	(919)	(16,176)
Sports arena complex in Brooklyn, New York currently in pre-development; excess funds from current year to be reinvested during the future construction phase	11,382	12,747
The Nets, a National Basketball Association franchise	(24,000)	(19,782)
Commercial Projects:
Golden Gate, an unconsolidated retail project in Mayfield Heights, Ohio	(607)	-
Mesa del Sol Fidelity, an unconsolidated office building in Albuquerque, New Mexico	(1,524)	-
350 Massachusetts Avenue, primarily refinancing proceeds from an unconsolidated office building in Cambridge, Massachusetts	-	24,427
Liberty Center, primarily refinancing proceeds from an unconsolidated office building in Pittsburgh, Pennsylvania	-	9,961
Unconsolidated development activity in Las Vegas, Nevada	-	(5,148)
Waterfront, an unconsolidated office development project in Washington, D.C.	-	(4,707)
Other net (advances) returns of investment of equity method investments and other advances to affiliates	(10,179)	2,504

Subtotal	(32,202)	3,581

Net cash used in investing activities	$(607,040)	$(735,359)

(1)
During the six months ended July 31, 2009, this land development project changed from the equity method of accounting to full consolidation. Amounts reflected above represent an investment in the project prior to the change to full consolidation.

Financing Activities
Net cash provided by financing activities was $396,992,000 and $591,327,000 for the six months ended July 31, 2009 and 2008, respectively. Net cash provided by financing activities consisted of the following:

	Six Months Ended July 31,
		2008
	2009	(As Adjusted)
	(in thousands)

Sale of common stock, net	$329,917	$-
Proceeds from nonrecourse mortgage debt	529,948	936,213
Principal payments on nonrecourse mortgage debt	(121,011)	(492,104)
Net (decrease) increase in notes payable	(8,895)	36,030
Borrowings on bank revolving credit facility	173,000	268,000
Payments on bank revolving credit facility	(495,917)	(163,500)
Payment of subordinated debt	(20,400)	-

Decrease (increase) in restricted cash:
Hamel Mill Lofts, an apartment complex in Haverhill, Massachusetts	8,648	9,484
Sky 55, an apartment complex in Chicago, Illinois	2,176	(1,652)
Easthaven at the Village, an apartment community in Beachwood, Ohio	2,147	(1,200)
100 Landsdowne, an apartment complex in Cambridge, Massachusetts	401	2,151
Lucky Strike, an apartment complex in Richmond, Virginia	396	7,665
Metro 417, an apartment complex in Los Angeles, California	-	2,571
101 San Fernando, an apartment complex in San Jose, California	-	2,509
Promenade Bolingbrook, a regional mall in Bolingbrook, Illinois	-	2,300
Sterling Glen of Great Neck, a supported-living community in Great Neck, New York	-	1,520
Legacy Lakes, a land development project in Aberdeen, North Carolina	-	(1,000)
Promenade in Temecula, a regional mall in Temecula, California	-	(1,525)
Other	787	(224)

Subtotal	14,555	22,599

(Decrease) increase in book overdrafts, representing checks issued but not yet paid	(7,805)	1,615
Payment of deferred financing costs	(10,139)	(29,157)
Purchase of treasury stock	(129)	(642)
Exercise of stock options	-	732
Distribution of accumulated equity to noncontrolling partners	-	(3,710)
Contributions from noncontrolling interest	18,111	41,744
Distributions to noncontrolling interest	(4,243)	(6,522)
Payment in exchange for 119,000 Class A Common Units	-	(3,501)
Dividends paid to shareholders	-	(16,470)

Net cash provided by financing activities	$396,992	$591,327

LEGAL PROCEEDINGS
We are involved in various claims and lawsuits incidental to our business, and management and legal counsel believe that these claims and lawsuits will not have a material adverse effect on our consolidated financial statements.
COMMON STOCK OFFERING
In May 2009, we sold 52,325,000 shares of our Class A Common Stock in a public offering at a price of $6.60 per share, which included 6,825,000 shares issued as a result of the underwriters’ exercise of their over-allotment option in full. The offering generated net proceeds of $329,917,000 after deducting underwriting discounts, commissions and other offering expenses, which were used to reduce a portion of our outstanding borrowings under our bank revolving credit facility.
VARIABLE INTEREST ENTITIES
In accordance with FIN No. 46 (R), we consolidate a VIE in which we have a variable interest (or a combination of variable interests) that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, based on an assessment performed at the time the we become involved with the entity. VIEs are entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We reconsider this assessment only if the entity’s governing documents or the contractual arrangements among the parties involved change in a manner that changes the characteristics or adequacy of the entity’s equity investment at risk, some or all of the equity investment is returned to the investors and other parties become exposed to expected losses of the entity, the entity undertakes additional activities or acquires additional assets beyond those that were anticipated at inception or at the last reconsideration date that increase its expected losses, or the entity receives an additional equity investment that is at risk, or curtails or modifies its activities in a way that decreases its expected losses. We may be subject to additional losses to the extent of any financial support that we voluntarily provide in the future. Additionally, if different estimates are applied in determining future cash flows, and how the cash flows are funded, we may have concluded otherwise on the consolidation method of an entity.
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
During the three months ended July 31, 2009, we settled outstanding debt of one of our unconsolidated subsidiaries, Gladden Farms II, a land development project located in Marana, Arizona.  In addition, we were informed of the outside partner’s intention to discontinue any future funding into the project.  As a result of the loan transaction and the related negotiations with the outside partner, it has been determined that Gladden Farms II is a VIE and we are the primary beneficiary, which required consolidation of the entity during the three months ended July 31, 2009. The impact of the initial consolidation of Gladden Farms II is an increase in real estate, net of approximately $21,643,000 and an increase in noncontrolling interest of approximately $5,010,000.
As of July 31, 2009, we determined that we were the primary beneficiary under FIN No. 46 (R) of 36 VIEs representing 24 properties (21 VIEs representing 10 properties in the Residential Group, 12 VIEs representing 11 properties in the Commercial Group and 3 VIEs/properties in the Land Development Group). The creditors of the consolidated VIEs do not have recourse to our general credit. As of July 31, 2009, we held variable interests in 40 VIEs for which we are not the primary beneficiary. The maximum exposure to loss as a result of our involvement with these unconsolidated VIEs is limited to our recorded investments in those VIEs totaling approximately $89,000,000 at July 31, 2009. Our VIEs consist of joint ventures that are engaged, directly or indirectly, in the ownership, development and management of office buildings, regional malls, specialty retail centers, apartment communities, military housing, supported-living communities, land development and The Nets.
The carrying value of real estate, nonrecourse mortgage debt and noncontrolling interest of VIEs for which we are the primary beneficiary are as follows:

	July 31, 2009	January 31, 2009
	(in thousands)

Real estate, net	$1,835,000	$1,602,000
Nonrecourse mortgage debt	$1,557,000	$1,237,000
Noncontrolling interest	$89,000	$63,000
In addition to the VIEs described above, we have also determined that we are the primary beneficiary of a VIE which holds collateralized borrowings of $29,000,000 (see the “Senior and Subordinated Debt” section of MD&A) as of July 31, 2009.

NEW ACCOUNTING STANDARDS
In addition to FSP APB 14-1 previously noted in the MD&A, the following accounting standards were also adopted during the six months ended July 31, 2009:
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes standards for recognizing and disclosing subsequent events in the financial statements. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events. This statement is effective for interim and annual periods ending after June 15, 2009. We have evaluated subsequent events through September 8, 2009, the date that our consolidated financial statements were issued, for this Quarterly Report on Form 10-Q for the quarter ended July 31, 2009.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). FSP FAS No. 107-1 and APB 28-1 amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB No. 28, “Interim Financial Reporting” to require disclosure about the fair value of financial instruments at interim reporting periods. The statement is effective for interim reporting periods ending after June 15, 2009.
In April 2009, FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”), which further clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and of FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP No. FAS 157-3”). FSP No. FAS 157-4 provides additional guidance in determining the fair value of an asset or liability when there is not an active market and the volume and level of activity for the asset or liability have significantly decreased. The statement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP No. FAS 157-4 on July 31, 2009 did not have a material impact on our consolidated financial statements.
SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require new fair value measurements, but applies to accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued two Staff Positions on SFAS No. 157: (1) FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. FAS 157-1”) and (2) FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. FAS 157-2”). FSP No. FAS 157-1 excludes SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13 from SFAS No. 157’s scope. FSP No. FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted this statement for our financial assets and liabilities on February 1, 2008 and for our nonfinancial assets and liabilities on February 1, 2009.
In October 2008, FASB issued FSP No. FAS 157-3, which clarifies the application of SFAS No. 157. FSP No. FAS 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of this standard as of October 31, 2008 did not have a material impact on our consolidated financial statements.
In November 2008, the FASB issued EITF No. 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160. EITF 08-6 provides clarification of how business combination and noncontrolling interest accounting will impact equity method investments. EITF 08-6 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of EITF No. 08-6 on February 1, 2009 did not have a material impact on our consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This new standard requires that nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be applied retrospectively to all periods presented for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 on February 1, 2009 did not have a material impact on our consolidated financial statements.
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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. This FSP allows us to use our historical experience in renewing or extending the useful life of intangible assets. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date. The adoption of this FSP on February 1, 2009 did not have any impact on our consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R) to provide greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed and requires the acquirer to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. In February 2009, the FASB voted to issue FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP No.  FAS 141(R)-1”). FSP No. FAS 141(R)-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP No. FAS 141(R)-1 requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, companies would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. The adoption of SFAS No. 141(R) and FSP No. FAS 141(R)-1 on February 1, 2009 did not have a material impact on our consolidated financial statements.
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
The following new accounting standards will be adopted on their respective required effective date:
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of GAAP recognized by the FASB to be applied by nongovernmental entities. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and as of this date, the Codification will supersede all non Securities and Exchange Commission accounting and reporting standards. We do not expect adoption of SFAS No. 168 to have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends FIN No. 46 (R) to require an ongoing reassessment of determining whether a variable interest gives a company a controlling financial interest in a VIE. SFAS No. 167 eliminates the quantitative approach to determining whether a company is the primary beneficiary of a VIE previously required by FIN No. 46 (R). The statement is effective for annual and interim reporting periods beginning after November 15, 2009. We are currently evaluating the impact of adopting SFAS No. 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”), which aims to improve the relevance, representational faithfulness and comparability of the information provided in an entity’s financial statements about the transfer of financial assets. The statement eliminates the concept of a qualifying special-purpose entity and changes the requirements for the derecognition of financial assets. SFAS No. 166 is effective for annual and interim reporting periods beginning after November 15, 2009. We are currently evaluating the impact of adopting SFAS No. 166 on our consolidated financial statements.
CLASS A COMMON UNITS
Master Contribution Agreement
We and certain of our affiliates entered into a Master Contribution and Sale Agreement (the “Master Contribution Agreement”) with Bruce C. Ratner (“Mr. Ratner”), an Executive Vice President and Director of ours, and certain entities and individuals affiliated with Mr. Ratner (the “BCR Entities”) on August 14, 2006. Pursuant to the Master Contribution Agreement, on November 8, 2006, we issued Class A Common Units (“Units”) in a jointly-owned limited liability company to the BCR Entities in exchange for their interests in a total of 30 retail, office and residential operating properties, and certain service companies, all in the greater New York City metropolitan area. We accounted for the issuance of the Units in exchange for the noncontrolling interest under the purchase method of accounting. The Units may be exchanged for one of the following forms of consideration at our sole discretion: (i) an equal number of shares of our Class A common stock or, (ii) cash based on a formula using the average closing price of the Class A common stock at the time of conversion or, (iii) a combination of cash and shares of our Class A common stock. We have no rights to redeem or repurchase the Units. The carrying value of the Units are included as noncontrolling interest on the Consolidated Balance Sheets at July 31 and January 31, 2009 in accordance with SFAS No. 160. Also pursuant to the Master Contribution Agreement, we and Mr. Ratner agreed that certain projects under development would remain owned jointly until such time as each individual project was completed and achieved “stabilization.” As each of the development projects achieves stabilization, it is valued and we, in our discretion, choose among various options for the ownership of the project following stabilization consistent with the Master Contribution Agreement. The development projects were not covered by the Tax Protection Agreement that the parties entered into in connection with the Master Contribution Agreement. The Tax Protection Agreement indemnified the BCR Entities included in the initial closing against taxes payable by reason of any subsequent sale of certain operating properties.
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

Other Related Party Transactions
During the year ended January 31, 2009, in accordance with the parties prior understanding but unrelated to the transactions discussed above, we redeemed Mr. Ratner’s noncontrolling interest in two entities in exchange for our majority ownership interests in 17 single-tenant pharmacy properties and $9,043,000 in cash. This transaction was accounted for in accordance with SFAS No. 141, “Business Combinations” as acquisitions of the noncontrolling interest in the subsidiaries. The fair value of the consideration paid was allocated to the acquired ownership interests, which approximated the fair value of the 17 single-tenant pharmacy properties. This transaction resulted in a reduction of noncontrolling interest of $14,503,000 and did not result in a gain or loss. The earnings of these properties have not been reclassified to discontinued operations for the three and six months ended July 31, 2008 as the results do not have a material impact on the Consolidated Statements of Operations.
INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS
This Form 10-Q, together with other statements and information publicly disseminated by us, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect management’s current views with respect to financial results related to future events and are based on assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. Risk factors discussed in Item 1A of our Form 10-K for the year ended January 31, 2009, as updated in Part II, Item 1A of our Form 10-Q for the three months ended April 30, 2009, and other factors that might cause differences, some of which could be material, include, but are not limited to, the impact of current market conditions on our liquidity, ability to finance or refinance projects and repay our debt, general real estate investment and development risks, vacancies in our properties, further downturns in the housing market, competition, illiquidity of real estate investments, bankruptcy or defaults of tenants, anchor store consolidations or closings, international activities, the impact of terrorist acts, risks associated with an investment in a professional sports team, our substantial debt leverage and the ability to obtain and service debt, the impact of restrictions imposed by our credit facility and senior debt, exposure to hedging agreements, the level and volatility of interest rates, the continued availability of tax-exempt government financing, the impact of credit rating downgrades, effects of uninsured or underinsured losses, environmental liabilities, conflicts of interest, risks associated with developing and managing properties in partnership with others, the ability to maintain effective internal controls, compliance with governmental regulations, volatility in the market price of our publicly traded securities, litigation risks, as well as other risks listed from time to time in our reports filed with the Securities and Exchange Commission. We have no obligation to revise or update any forward-looking statements, other than imposed by law, as a result of future events or new information. Readers are cautioned not to place undue reliance on such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Ongoing economic conditions have negatively impacted the lending and capital markets. Our market risk includes the inability to obtain construction loans, refinance existing construction loans into long-term fixed-rate nonrecourse financing, refinance existing nonrecourse financing at maturity, obtain renewals or replacement of credit enhancement devices, such as letters of credit, or otherwise obtain funds by selling real estate assets or by raising equity. We also have interest-rate exposure on our current variable-rate debt portfolio. During the construction period, we have historically used variable-rate debt to finance developmental projects. At July 31, 2009, our outstanding variable-rate debt portfolio consisted of $2,503,036,000 of taxable debt (which includes $42,583,000 related to the bank revolving credit facility) and $914,507,000 of tax-exempt variable-rate debt. Upon opening and achieving stabilized operations, we have historically procured long-term fixed-rate financing for our rental properties. However, due to the current market conditions, when available, we are currently extending maturities with existing lenders at current market terms. Additionally, we are exposed to interest rate risk upon maturity of our long-term fixed-rate financings.
To mitigate short-term variable interest rate risk, we have purchased interest rate hedges for our variable-rate debt as follows:
Taxable (Priced off of LIBOR Index)

	Caps		Swaps(1)
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)

08/01/09-02/01/10 (2)	$1,157,227	4.86%	$1,092,755	4.88%
02/01/10-02/01/11	1,044,116	4.65	1,032,081	4.28
02/01/11-02/01/12	16,192	6.50	730,656	5.37
02/01/12-02/01/13	476,100	5.50	729,110	5.37
02/01/13-02/01/14	476,100	5.50	685,000	5.43
02/01/14-09/01/17	-	-	640,000	5.50

(1)	Excludes the forward swaps discussed below.
(2)
These LIBOR-based hedges as of August 1, 2009 protect the debt currently outstanding as well as the anticipated increase in debt outstanding for projects under development or anticipated to be under development during the year ending January 31, 2010.

Tax-Exempt (Priced off of SIFMA Index)

	Caps		Swap
	Notional	Average Base	Notional	Average Base
Period Covered	Amount	Rate	Amount	Rate
		(dollars in thousands)

08/01/09-02/01/10	$175,025	5.68%	$57,000	3.21%
02/01/10-02/01/11	175,025	5.84	57,000	3.21
02/01/11-02/01/12	131,915	5.83	57,000	3.21
02/01/12-02/01/13	12,715	6.00	57,000	3.21
The tax-exempt caps and swap expressed above mainly represent protection that was purchased in conjunction with lender hedging requirements that require the borrower to protect against significant fluctuations in interest rates. Outside of such requirements, we generally do not hedge tax-exempt debt because, since 1990, the base rate of this type of financing has averaged 2.95% and has never exceeded 8.00%.
Forward Swaps
We purchased the interest rate hedges summarized in the tables above to mitigate variable interest rate risk. We have entered into derivative contracts that are intended to economically hedge certain risks of ours, even though the contracts do not qualify for hedge accounting or we have elected not to apply hedge accounting under SFAS No. 133. In all situations in which hedge accounting is discontinued, or not elected, and the derivative remains outstanding, we will report the derivative at its fair value in our Consolidated Balance Sheets, immediately recognizing changes in the fair value in our Consolidated Statements of Operations.
We have entered into forward swaps to protect ourselves against fluctuations in the swap rate at terms ranging between five to ten years associated with forecasted fixed rate borrowings. At the time we secure and lock an interest rate on an anticipated financing, we intend to simultaneously terminate the forward swap associated with that financing. At July 31, 2009, we have two forward swaps, with notional amounts of $69,325,000 and $120,000,000, respectively, that do not qualify as cash flow hedges under the provisions of SFAS No. 133. As such, the change in fair value of these swaps is marked to market through earnings on a quarterly basis. Related to these forward swaps, we recorded $6,489,000 and $7,144,000 for the three and six months ended July 31, 2009, respectively, and $2,121,000 and $2,133,000 for the three and six months ended July 31, 2008, respectively, as a reduction of interest expense in our Consolidated Statements of Operations. During the year ended January 31, 2009, we purchased an interest rate floor in order to mitigate the interest rate risk on one of the forward swaps ($120,000,000 notional) should interest rates fall below a certain level.
Sensitivity Analysis to Changes in Interest Rates
Including the effect of the protection provided by the interest rate swaps, caps and long-term contracts in place as of July 31, 2009, a 100 basis point increase in taxable interest rates (including properties accounted for under the equity method, corporate debt and the effect of interest rate floors) would increase the annual pre-tax interest cost for the next 12 months of our variable-rate debt by approximately $12,159,000 at July 31, 2009. Although tax-exempt rates generally move in an amount that is smaller than corresponding changes in taxable interest rates, a 100 basis point increase in tax-exempt rates (including properties accounted for under the equity method) would increase the annual pre-tax interest cost for the next 12 months of our tax-exempt variable-rate debt by approximately $9,823,000 at July 31, 2009. This analysis includes a portion of our taxable and tax-exempt variable-rate debt related to construction loans for which the interest expense is capitalized.
We estimate the fair value of our hedging instruments based on interest rate market bond pricing models. At July 31 and January 31, 2009, we reported interest rate caps, floors and swaptions at fair value of approximately $3,858,000 and $2,419,000, respectively, in other assets in the Consolidated Balance Sheets. At July 31 and January 31, 2009, we included interest rate swap agreements and TRS that had a negative fair value of approximately $199,499,000 and $247,048,000, respectively, (which includes the forward swaps) in accounts payable and accrued expenses in the Consolidated Balance Sheets. At July 31 and January 31, 2009, we included interest rate swap agreements and TRS that had a positive fair value of approximately $2,333,000 and $7,364,000, respectively, in other assets in the Consolidated Balance Sheets.
We estimate the fair value of our long-term debt instruments by market rates, if available, or by discounting future cash payments at interest rates that approximate the current market. Based on these parameters, the table below contains the estimated fair value of our long-term debt at July 31, 2009.

			Fair Value
			with 100 bp Decrease
	Carrying Value	Fair Value	in Market Rates
	(in thousands)

Fixed	$4,914,574	$4,353,180	$4,555,178
Variable
Taxable	2,503,036	2,369,066	2,431,595
Tax-Exempt	914,507	819,001	923,355
The following tables provide information about our financial instruments that are sensitive to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
July 31, 2009

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	7/31/09	Value 7/31/09

	(dollars in thousands)

Fixed:
Fixed-rate debt	$67,211	$283,290	$354,673	$330,952	$766,993	$2,279,986	$4,083,105	$3,753,767
Weighted average interest rate	6.36%	7.24%	7.02%	5.97%	5.83%	5.80%	6.03%

Senior & subordinated debt (1)	-	-	252,469 (3)	-	-	579,000	831,469	599,413
Weighted average interest rate	-%	-%	3.63%	-%	-%	7.30%	6.19%

Total Fixed-Rate Debt	67,211	283,290	607,142	330,952	766,993	2,858,986	4,914,574	4,353,180

Variable:
Variable-rate debt	464,606	629,248	384,357	283,416	46,412	652,414	2,460,453	2,326,832
Weighted average interest rate (2)	2.44%	4.47%	3.45%	4.83%	6.05%	6.31%	4.49%

Tax-exempt	90,800	14	77,585	204,901	1,075	540,132	914,507	819,001
Weighted average interest rate (2)	1.60%	0.81%	2.85%	3.72%	3.02%	1.62%	2.20%

Bank revolving credit facility (1)	-	42,583	-	-	-	-	42,583	42,234
Weighted average interest rate	-%	2.81%	-%	-%	-%	-%	2.81%

Total Variable-Rate Debt	555,406	671,845	461,942	488,317	47,487	1,192,546	3,417,543	3,188,067

Total Long-Term Debt	$622,617	$955,135	$1,069,084	$819,269	$814,480	$4,051,532	$8,332,117	$7,541,247

Weighted average interest rate	2.74%	5.22%	4.63%	5.01%	5.83%	5.54%	5.15%

(1)	Represents recourse debt.
(2)	Weighted average interest rate is based on current market rates as of July 31, 2009.
(3)
As a result of the adoption of FSP APB 14-1, we recorded an unamortized discount of $20,031, which reduced the principal of $272,500 of the puttable equity-linked senior notes as of July 31, 2009. This unamortized discount is accreted through interest expense, which resulted in an effective interest rate of 7.51% that is reflected in our Consolidated Statements of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)
January 31, 2009

	Expected Maturity Date
	Year Ending January 31,
							Total
						Period	Outstanding	Fair Market
Long-Term Debt	2010	2011	2012	2013	2014	Thereafter	1/31/09	Value 1/31/09

	(dollars in thousands)

Fixed:
Fixed-rate debt	$182,492	$220,677	$371,070	$331,067	$782,056	$2,227,383	$4,114,745	$3,904,730
Weighted average interest rate	6.74%	7.17%	7.04%	5.97%	5.82%	5.80%	6.04%

Senior & subordinated debt (1)	-	-	248,154 (3)	-	-	579,000	827,154	408,338
Weighted average interest rate	-%	-%	3.63%	-%	-%	7.30%	6.20%

Total Fixed-Rate Debt	182,492	220,677	619,224	331,067	782,056	2,806,383	4,941,899	4,313,068

Variable:
Variable-rate debt	700,224	446,192	185,413	45,366	46,412	652,413	2,076,020	1,861,607
Weighted average interest rate (2)	3.63%	2.45%	3.55%	6.26%	6.05%	6.31%	4.32%

Tax-exempt	-	-	33,520	204,616	765	648,724	887,625	797,144
Weighted average interest rate (2)	-%	-%	3.11%	2.46%	1.03%	1.47%	1.76%

Bank revolving credit facility (1)	-	365,500	-	-	-	-	365,500	365,500
Weighted average interest rate(2)	-%	2.98%	-%	-%	-%	-%	2.98%

Subordinated debt (1)	-	18,910	-	-	-	-	18,910	18,910
Weighted average interest rate	-%	1.43%	-%	-%	-%	-%	1.43%

Total Variable-Rate Debt	700,224	830,602	218,933	249,982	47,177	1,301,137	3,348,055	3,043,161

Total Long-Term Debt	$882,716	$1,051,279	$838,157	$581,049	$829,233	$4,107,520	$8,289,954	$7,356,229

Weighted average interest rate	4.27%	3.61%	5.10%	4.76%	5.83%	5.41%	5.02%

(1)	Represents recourse debt.
(2)	Weighted average interest rate is based on current market rates as of January 31, 2009.
(3)	Represents the principal amount of the puttable equity-linked senior notes of $272,500 less the unamortized discount of $24,346 as of January 31, 2009, as adjusted for the adoption of FSP APB 14-1.

Item 4. Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or furnishes under the Securities Exchange Act of 1934 (“Securities Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this quarterly report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, was carried out under the supervision and with the participation of the Company’s management, which includes the CEO and CFO. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2009.
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) and (b) – Not applicable.
(c) – Repurchase of equity securities during the quarter.

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	Per Share	or Programs	or Programs

Class A Common Stock
May 1 through May 31, 2009	-	$-	-	-
June 1 through June 30, 2009	1,264	$7.10	-	-
July 1 through July 31, 2009	2,225	$5.90	-	-

Total	3,489	$6.33	-	-

(1)
In June and July 2009, the Company repurchased into treasury 3,489 shares of Class A common stock to satisfy the minimum tax withholding requirements relating to restricted stock vesting. These shares were not reacquired as part of a publicly announced repurchase plan or program.

Item 4. Submission of Matters to a Vote of Security-Holders
On June 5, 2009, the Company held its annual meeting of shareholders. It was reported that 74,039,314 shares of Class A common stock representing 74,039,314 votes and 22,248,971 shares of Class B common stock representing 222,489,710 votes were represented in person or by proxy and that these shares represented a quorum. Shareholders of record as of the close of business on April 14, 2009, which was prior to the Company’s public equity offering in May 2009, were entitled to vote on these matters. The matters presented to shareholders for vote and the vote on such matters were as follows:

		For	Withheld

1.	Election of the following nominated directors by Class A shareholders:
	Michael P. Esposito, Jr.	63,605,369	10,433,945
	Joan K. Shafran	60,849,469	13,189,845
	Louis Stokes	59,356,159	14,683,155
	Stan Ross	73,141,758	897,556

2.	Election of the following nominated directors by Class B shareholders:
	Albert B. Ratner	221,180,801	1,308,909
	Samuel H. Miller	221,180,801	1,308,909
	Charles A. Ratner	221,257,301	1,232,409
	James A. Ratner	221,194,301	1,295,409
	Jerry V. Jarrett	221,771,480	718,230
	Ronald A. Ratner	221,194,301	1,295,409
	Scott S. Cowen	221,784,920	704,790
	Brian J. Ratner	221,194,301	1,295,409
	Deborah Ratner Salzberg	221,193,701	1,296,009
	Bruce C. Ratner	221,194,301	1,295,409
	Deborah L. Harmon	221,784,920	704,790

					Broker
		For	Against	Abstentions (b)	Non-Votes (c)

3.	Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the fiscal year ending January 31, 2010 (a)	296,001,471	175,918	351,635	-

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
Agreement regarding death benefits entered into on May 31, 1999, between Forest City Enterprises, Inc. and Robert G. O’Brien, incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q for the quarter ended April 30, 2009 (File No. 1-4372).

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

*10.37	-
Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner. **

10.38	-
Registration Rights Agreement by and among Forest City Enterprises, Inc. and the holders of BCR Units listed on Schedule A thereto dated November 8, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on November 7, 2007 (Registration No. 333-147201).

Exhibit
Number		Description of Document

*10.39	-
Amended and Restated Credit Agreement, dated as of June 6, 2007, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein. **

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

*10.44	-
Amended and Restated Guaranty of Payment of Debt, dated as of June 6, 2007, by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein.

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

*31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 6.

*	Filed herewith.

**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)

Date: September 8, 2009	/S/ ROBERT G. O’BRIEN

	Name:	Robert G. O’Brien
Title: Executive Vice President and
Chief Financial Officer

Date: September 8, 2009	/S/ LINDA M. KANE

	Name:	Linda M. Kane
Title: Senior Vice President, Chief Accounting
and Administrative Officer

Exhibit Index

Exhibit
Number		Description of Document

10.37	-
Master Contribution and Sale Agreement, dated as of August 10, 2006, by and among Forest City Enterprises, Inc., certain entities affiliated with Forest City Enterprises, Inc., Forest City Master Associates III, LLC, certain entities affiliated with Forest City Master Associates III, LLC, certain entities affiliated with Bruce C. Ratner and certain individuals affiliated with Bruce C. Ratner. **

10.39	-
Amended and Restated Credit Agreement, dated as of June 6, 2007, by and among Forest City Rental Properties Corporation, KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein. **

10.44	-
Amended and Restated Guaranty of Payment of Debt, dated as of June 6, 2007, by Forest City Enterprises, Inc. for the benefit of KeyBank National Association, as Administrative Agent, National City Bank, as Syndication Agent, Bank of America, N.A. and LaSalle Bank National Association, as Co-Documentation Agents, and the banks named therein.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.