Form 10-K/A
period 2009-01-31
FOREST CITY ENTERPRISES INC
filed 2009-09-25
CIK 38067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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
The number of shares of registrant’s common stock outstanding on September 23, 2009 was 133,775,953 and 22,622,512 for Class A and Class B common stock, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders held on June 5, 2009 are incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Part IV
Item 15. Exhibits and Financial Schedules
SIGNATURES
EXHIBITS FILED HEREWITH
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-99.1

Explanatory Paragraph
On March 30, 2009, Forest City Enterprises, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “Report”). As disclosed in the Report, the Company determined that as of January 31, 2009, Nets Sports and Entertainment, LLC (“NSE”), an equity method investment of the Company, met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X, and the audited financial statements of NSE required by Rule 3-09 of Regulation S-X would be filed with the amendment to the Report as permitted by SEC rules.
Amendment No. 1 to the Report is being filed solely to include the separate financial statements of NSE as provided in Exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.
Item 15 is the only portion of the Report being supplemented or amended by this Form 10-K/A. Except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Report.
Part IV
Item 15. Exhibits and Financial Schedules
Item 15 of the Report filed on March 30, 2009, is amended by the addition of the following exhibits:
Exhibits

Exhibit
Number	Description of Document
23	Consent of PricewaterhouseCoopers LLP.

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Nets Sports and Entertainment, LLC and Subsidiaries Consolidated Balance Sheets at June 30, 2009 and 2008, and Consolidated Statements of Operations, Consolidated Statements of Members’ Equity (Deficit), and Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2009, 2008 and 2007, including the Notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREST CITY ENTERPRISES, INC. (Registrant)
Date: September 25, 2009	BY:	/s/ Charles A. Ratner
(Charles A. Ratner, President and Chief Executive Officer)

EXHIBITS FILED HEREWITH

Exhibit
Number		Description of Document

23	-	Consent of PricewaterhouseCoopers LLP.

31.1	-	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	-
Nets Sports and Entertainment, LLC and Subsidiaries Consolidated Balance Sheets at June 30, 2009 and 2008, and Consolidated Statements of Operations, Consolidated Statements of Members’ Equity (Deficit), and Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2009, 2008 and 2007, including the Notes thereto.